Form 10-Q/A
period 2005-12-31
Mueller Water Products, Inc.
filed 2006-03-30
CIK 1350593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1 to Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2005.
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-131536

MUELLER WATER PRODUCTS, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-3547095
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	identification No.)
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

Explanatory Note

The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q of Mueller Water Products, Inc. (the “Company”) is to restate the Company’s consolidated financial statements for the three months ended December 31, 2004 as determined on March 14, 2006 by the Company’s management and the Audit Committee of the Board of Directors.

The restatement reflects adjustments to correct the classification of certain prior-period shipping and handling costs in compliance with EITF 00-10:  “Accounting for Shipping and Handling Fees and Costs” for the U.S. Pipe segment for the three months ended December 31, 2004. The impact of the restatement is to increase consolidated sales and cost of sales by $10.9 million each for the quarter ended December 31, 2004. The restatement had no impact on the Company’s Consolidated Balance Sheets, the Consolidated Statement of Shareholder’s Equity (Deficit), the Consolidated Statements of Cash Flows, consolidated gross profit, consolidated loss from operations, or consolidated net loss. The nature and impact of the adjustment is described in Note 2: “Restatement” in this Form 10-Q/A.

For the convenience of the reader, this Form 10-Q/A sets forth the original Form 10-Q in its entirety. Except for the revision of management’s conclusion regarding the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2005 presented under Part 1, Item 4, the Company has not modified or updated other disclosures presented in the original report on Form 10-Q except for the required effects of the restatement. Accordingly, other than the items indicated above, this Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures. Information not affected by the restatement is unchanged and reflects the disclosure made at the time of the original filing of the Form 10-Q with the Securities and Exchange Commission on February 22, 2006. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-Q. The following items have been amended as a result of the restatement:

•       Part I—Item 1. Unaudited Financial Statements

•       Part I—Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

•       Part I—Item 4. Controls and Procedures; and

•       Part II—Item 6. Exhibits

The accompanying notes are integral part of the consolidated financial statements.

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

The accompanying notes are integral part of the consolidated financial statements.

MUELLER WATER PRODUCTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended
	December 31, 2005	December 31, 2004
		(restated)
	(dollars in millions)
Net sales	$480.4	$141.2
Cost of sales	436.9	128.5
Gross profit	43.5	12.7
Operating expenses:
Selling, general and administrative	57.1	13.2
Related party corporate charges	1.8	1.9
Facility rationalization, restructuring and related costs	24.1	—
Total operating expenses	83.0	15.1
Loss from operations	(39.5)	(2.4)
Interest expense arising from related party payable to Walter Industries	—	(5.9)
Interest expense, net of interest income	(32.2)	(0.1)
Loss before income taxes	(71.7)	(8.4)
Income tax expense (benefit)	(22.9)	1.1
Net loss	$(48.8)	$(9.5)

The accompanying notes are an integral part of the conslidated financial statements.

MUELLER WATER PRODUCTS, INC.

UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED DECEMBER 31, 2005

	Capital in Excess of Par Value	Accumulated Deficit	Comprehensive Income (Loss)	Accumulated Other Comprehensive Loss	Total
Balance at September 30, 2005	$68.3	$(178.1)		$(45.4)	$(155.2)
Walter’s investment in subsidiary	943.4	—		—	943.4
Dividend to Walter	(444.5)	—		—	(444.5)
Dividend to Walter for acquisition costs	(12.0)	—		—	(12.0)
Forgiveness of U.S. Pipe payable to Walter	443.6	—		—	443.6
Comprehensive loss
Net loss	—	(48.8)	(48.8)	—	(48.8)
Unrealized loss on interest rate swaps, net of tax	—	—	(1.1)	(1.1)	(1.1)
Foreign currency translation adjustments	—	—	(0.1)	(0.1)	(0.1)
Comprehensive loss			$(50.0)
Balance at December 31, 2005	$998.8	$(226.9)		$(46.6)	$725.3

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

Note 2.   Restatement

The Company has restated its consolidated financial statements to correct the classification of certain prior-period shipping and handling costs in accordance with Emerging Issues Task Force (“EITF’’)

Consensus No. 00-10, “Accounting for Shipping and Handling Fees and Costs,’’ at its U.S. Pipe segment. EITF 00-10 does not allow shipping and handling costs to be shown as a deduction from net sales.

The Company’s prior method of accounting for the cost to deliver products to the customer’s designated location was to include these costs as a deduction from net sales and revenues. Such costs are now included in cost of sales. The impact of the restatement was to increase net sales and cost of sales by $10.9 million in the three months ended December 31, 2004. The restatement had no impact on operating income or net income for the three months ended December 31, 2004.

The following tables set forth the effects of the restatement discussed above on the financial statements for the three months ended December 31, 2004 as follows:

Consolidated Statement of Operations

	For the three months ended December 31, 2004
	(dollars in millions) (unaudited)
	As Reported	As Restated
Net sales	$130.3	$141.2
Cost of sales	$117.6	$128.5

Segment Information

	For the three months ended December 31, 2004:
	As Reported	As Restated
	(dollars in millions) (unaudited)
Net sales:
Mueller	$—	$—
U.S. Pipe	130.3	141.2
Anvil	—	—
Consolidated	$130.3	$141.2
Net sales:
United States	$126.8	$137.7
Canada	—	—
Other countries	3.5	3.5
	$130.3	$141.2

Note 3.   Summary of Significant Accounting Policies

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

Derivative Instruments and Hedging Activities—The Company currently uses interest rate swaps as required in the 2005 Mueller Credit Agreement to reduce the risk of interest rate volatility. The amount to be paid or received from interest rate swaps is charged or credited to interest expense over the lives of the interest rate swap agreements. Changes in the fair value of derivatives are recorded each period in earnings or Accumulated Other Comprehensive Income (Loss), depending on whether or not a derivative is designated and effective as part of a hedge transaction and meets the applicable requirements associated with Statement of Financial Accounting Standards No. 133 (“SFAS 133”) (see Note 7).

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

Note 4.   Acquisition of Predecessor Mueller by Walter Industries

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

The purchase price allocation is preliminary and is subject to future adjustments to goodwill for the execution of certain restructuring plans identified by Walter prior to the acquisition date primarily related to Predecessor Mueller facility rationalization actions. Any adjustments to goodwill related to such facility rationalization costs will be recorded no later than October 3, 2006.

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

Identifiable intangible assets acquired consist of trade name, trademark, technology and customer relationships and were valued at their current fair value. Trade name and trademark relate to Mueller®, Anvil®, Hersey™, Henry Pratt™ and James Jones™. Technology represents processes related to the design and development of products. Customer relationships represent the recurring nature of sales to current distributors, municipalities, contractors and other end customers regardless of their contractual nature.

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

Three months ended December 31, 2004
(dollars in millions) (unaudited)
Net sales	$397.3
Net income	$(10.9)

The pro forma amounts are based on the historical results of operations and are adjusted for amortization of definite-lived intangibles of $6.6 million, depreciation of property, plant and equipment of ($0.2) million, interest expense of $7.4 million and amortization of financing fees related to the 2005 Mueller Credit Agreement of $2.4 million.

Note 5.   Facility Rationalization, Restructuring and Related Costs

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

Note 6.   Borrowing Arrangements

Long-Term Debt—Long-term debt consists of the following obligations:

	December 31, 2005	September 30, 2005
	(dollars in millions)
2005 Mueller Credit Agreement	$1,047.4	$—
10% senior subordinated notes(1)	333.2	—
14 3/4% senior discount notes(2)	165.7	—
Capital lease obligations	2.3	—
	1,548.6	—
Less current portion	(11.5)	—
	$1,537.1	$—

(1)          The value of the 10% senior subordinated notes were recorded at fair value at October 3, 2005 which was an increase of $18.9 million over Predecessor Mueller’s carrying amount. This amount is amortized over the life of the notes as a reduction to interest expense. As of December 31, 2005, the unamortized fair value adjustment was $18.2 million.

(2)          The value of the 14 3/4 % senior discount notes were recorded at fair value at October 3, 2005 which was an increase of $36.0 million over Predecessor Mueller’s carrying amount. This amount is amortized over the remaining life of the notes as a reduction to interest expense. As of December 31, 2005 the unamortized fair value adjustment was $34.8 million.

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

Interest Rate Swaps—These hedges are described in Note 7 and comply with covenants contained in the 2005 Mueller Credit Agreement.

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

Note 7.   Derivative Financial Instruments

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

Note 8.   Interest Expense Arising from Related Party Payable to Walter Industries

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

Note 9.   Pension and Other Postretirement Benefits

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

Note 10.   Goodwill and Identifiable Intangibles

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

Note 11.   Supplementary Balance Sheet Information

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

Note 12.   Supplementary Income Statement Information

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

Note 13.   Income Taxes

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

Note 14.   Segment Information

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

Segment assets consist primarily of accounts receivable, inventories, property, plant and equipment, goodwill, and identifiable intangibles. Summarized financial information for our segments follows:

	For the three months ended:
	December 31, 2005	December 31, 2004
		(restated)
	(dollars in millions)
Net sales:
Mueller	$176.7	$—
U.S. Pipe	171.1	141.2
Anvil	132.6	—
Consolidated	$480.4	$141.2
Loss from operations:
Mueller	$(3.8)	$—
U.S. Pipe	(27.8)	(2.4)
Anvil	(1.5)	—
Corporate expense(1)	(6.4)	—
Consolidated	$(39.5)	$(2.4)
Depreciation and amortization expense:
Mueller	$12.0	$—
U.S. Pipe	6.3	6.5
Anvil	5.4	—
Corporate	0.1	—
Consolidated	$23.8	$6.5
Capital expenditures:
Mueller	$6.0	$—
U.S. Pipe	7.4	7.9
Anvil	2.5	—
Corporate	0.1	—
Consolidated	$16.0	$7.9

(1)          Includes certain expenses not allocated to segments.

	December 31, 2005	September 30, 2005
	(dollars in millions)
Total assets:
Mueller	$1,864.3	$—
U.S. Pipe	431.8	495.4
Anvil	488.0	—
Corporate	178.1	—
Consolidated	$2,962.2	$495.4
Goodwill:
Mueller	$710.5	$—
U.S. Pipe	58.4	58.4
Anvil	87.8	—
Consolidated	$856.7	$58.4
Identifiable intangibles:
Mueller	$759.6	$—
U.S. Pipe	—	—
Anvil	89.7	—
Consolidated	$849.3	$—

Geographical area information with respect to net sales, as determined by the location of the customer invoiced, and property, plant and equipment—net, as determined by the physical location of the assets, were as follows:

	For the three months ended:
	December 31, 2005	December 31, 2004
		(restated)
	(dollars in millions)
Net sales:
United States	$430.1	$137.7
Canada	48.1	—
Other Countries	2.2	3.5
	$480.4	$141.2

	December 31, 2005	September 30, 2005
	(dollars in millions)
Property, plant and equipment, net:
United States	$325.7	$149.2
Canada	17.6	—
Other Countries	1.5	—
	$344.8	$149.2

Note 15.   Commitments and Contingencies

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

The Federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) generally imposes liability, which may be joint and several and is without regard to fault or the legality of waste generation or disposal, on certain classes of persons, including owners and operators of sites at which hazardous substances are released into the environment (or pose a threat of such release), persons that disposed or arranged for the disposal of hazardous substances at such sites, and persons who owned or operated such sites at the time of such disposal. CERCLA authorizes the EPA, the States and, in some circumstances, private entities to take actions in response to public health or environmental threats and to seek to recover the costs they incur from the same classes of persons. Certain governmental authorities can also seek recovery for damages to natural resources. Currently, U.S. Pipe has been identified as a potentially responsible party (“PRP”) by the EPA under CERCLA with respect to cleanup of hazardous substances. U.S. Pipe is among many PRP’s at the site and a significant number of the PRP’s are substantial companies. With respect to the site located in Anniston, Alabama, the PRP’s have negotiated an administrative consent order with the EPA. Based on these negotiations, management estimates the Company’s share of liability for cleanup, after allocation among several PRP’s, will be approximately $4.0 million, which was accrued in 2004. Civil litigation in respect of the site is also ongoing as follows: a suit for contribution by another Anniston PRP and a putative class action lawsuit against 18 foundries in the Anniston, Alabama area alleging state law tort claims in the creation and disposal of foundry sand alledged to contain lead and PCB’s and seeking damages for personal injury and property damage. Management believes that the likelihood of liability in the contribution litigation is remote, and management has not yet formed a view with respect to the probability of liability in the putative class action matter.

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

Under the terms of the agreement whereby Tyco International sold the Company in August 1999 to our prior owners (the “August 1999 Tyco Transaction”), Tyco agreed to indemnify Predecessor Mueller Water and its affiliates for all “Excluded Liabilities”. Excluded Liabilities include, among other things, substantially all environmental liabilities relating to the time prior to the August 1999 Tyco Transaction. The indemnity survives indefinitely, is not subject to any deductibles or caps, and continues with respect to our current operations, other than those operations acquired since the August 1999 Tyco Transaction, including the operations of our U.S. Pipe segment. If Tyco ever becomes financially unable to, or otherwise fails to comply with the terms of the indemnity, we may be responsible for the Tyco-indemnified obligations. In addition, Tyco’s indemnity does not cover environmental liabilities to the extent caused by us or Predecessor Mueller or the operation of the Predecessor Mueller business after the August 1999 Tyco Transaction, nor does it cover environmental liabilities arising with respect to businesses or sites acquired after the August 1999 Tyco Transaction, which would include the U.S. Pipe business and facilities.

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

Note 16.   Subsequent Events

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

Note 17.   New Accounting Pronouncements

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

Restatement

As more fully described in Note 2 of “Notes to Consolidated Financial Statements,” the Company restated its previously issued financial statements to correct the classification of certain prior-period shipping and handling costs. Accordingly, all prior period information presented herein has been restated to reflect these changes. These changes are reflected in the U.S. Pipe segment. The following discussion of operating results includes the impact of these restatements and, except for the impact of the aforementioned restatements, the following discussion of operating results continues to describe conditions as of the Original Filing date and has not been updated to reflect events, results or developments that occurred after the Original Filing date.

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

Results of Operations

Three Months Ended December 31, 2005 As Compared to the Three Months Ended December 31, 2004

	Three months ended
	December 31, 2005		December 31, 2004		FY06 Q1 vs. FY05 Q1
	(restated)
		Percentage of net sales(1)		Percentage of net sales(1)	Increase/ (decrease)	Percentage increase/ (decrease)
	(dollars in millions)
Net sales
Mueller	$176.7	36.8%	$—	—%	$176.7
U.S. Pipe	171.1	35.6	141.2	100.0	29.9	21.2%
Anvil	132.6	27.6	—	—	132.6
Consolidated	$480.4	100.0	$141.2	100.0	$339.2
Gross profit
Mueller	$15.5	8.8	$—	—	$15.5
U.S. Pipe	9.1	5.3	12.7	9.0	(3.6)	(28.3)
Anvil	18.9	14.3	—	—	18.9
Consolidated	$43.5	9.1	$12.7	9.0	$30.8
Selling, general and administrative
Mueller	$19.3	10.9	$—	—	$19.3
U.S. Pipe	11.0	6.4	13.2	9.3	(2.2)	(16.7)
Anvil	20.4	15.4	—	—	20.4
Corporate	6.4	1.3	—	—	6.4
Consolidated	$57.1	11.9	$13.2	9.3	$43.9
Related party corporate charges
Mueller	$—	—	$—	—	$—
U.S. Pipe	1.8	1.1	1.9	1.3	(0.1)	(5.3)
Anvil	—	—	—	—	—
Consolidated	$1.8	0.4	$1.9	1.3	$(0.1)
Facility rationalization, restructuring and related costs
Mueller	$—	—	$—	—	$—
U.S. Pipe	24.1	14.1	—	—	24.1
Anvil	—	—	—	—	—
Consolidated	$24.1	5.0	$—	—	$24.1
Loss from operations
Mueller	$(3.8)	(2.2)	$—	—	$(3.8)
U.S. Pipe	(27.8)	(16.2)	(2.4)	(1.7)	(25.4)
Anvil	(1.5)	(1.1)	—	—	(1.5)
Corporate	(6.4)	(1.3)	—	—	(6.4)
Consolidated	$(39.5)	(8.2)	$(2.4)	(1.7)	$(37.1)
Interest expense arising from related party payable to Walter	$—	—	$(5.9)	(4.2)	$5.9
Interest expense, net of interest income	(32.2)	(6.7)	(0.1)	—	(32.1)
Loss before income taxes	(71.7)	(14.9)	(8.4)	(5.9)	(63.3)
Income tax expense (benefit)	(22.9)	(4.8)	1.1	0.8	(24.0)
Net loss	$(48.8)	(10.2)	$(9.5)	(6.7)	$(39.3)

(1)             Percentages are by segment, if applicable.

Net Sales.   Consolidated net sales for the three months ended December 31, 2005 were $480.4 million, an increase of $339.2 million from $141.2 million in the prior year period. The increase was primarily related to the October 3, 2005 Acquisition of Predecessor Mueller, which accounted for $309.3 million or approximately 91% of the overall increase.

Mueller segment net sales for the three months ended December 31, 2005 were $176.7 million.

U.S. Pipe segment net sales for the three months ended December 31, 2005 were $171.1 million, an increase of $29.9 million, or 21.2% from $141.2 million in the prior year period. This increase was driven primarily by improved volumes and pricing of ductile iron pipe sales.

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

U.S. Pipe segment gross profit for the three months ended December 31, 2005 was $9.1 million, a decrease of $3.6 million, or 28.3%, compared to $12.7 million in the prior year period. Gross margin decreased to 5.3% in the current period compared to 9.0% in the prior year period. On October 26, 2005 the Company announced that the U.S. Pipe Chattanooga plant would be closed during fiscal 2006 and that production of the U.S. Pipe valves and hydrants would be transferred to the Mueller manufacturing facilities at Albertville, Alabama and Chattanooga, Tennessee. In addition to transferring production to Mueller facilities, the sales responsibility for U.S. Pipe valve and hydrant product sales was transferred to the Mueller segment. In conjunction with this transfer, it was determined that certain U.S. Pipe inventory would not ultimately be sold. As a result, inventory obsolescence write-offs of $10.7 million were recorded to cost of sales during the current period.

In addition, because of the plant closure process, current period actual production capacity at the U.S. Pipe Chattanooga facility was significantly lower than normal capacity, resulting in facility expenses of $5.2 million charged directly to cost of sales.

Excluding the charges for inventory write-offs of $10.7 million and facility expenses of $5.2 million, U.S. Pipe gross margins would have been $25.0 million, or 14.6% for the current period, compared to 9.0 % in the prior year period. This increase is primarily due to higher ductile iron pipe selling prices.

Anvil segment gross profit for the three months ended December 31, 2005 was $18.9 million. Included in cost of sales for the three months ended December 31, 2005 was $12.2 million of purchase accounting adjustments related to valuing inventory at fair value and $0.1 million of amortization expense related to intangible assets.

Selling, General & Administrative.   Consolidated expenses for the three months ended December 31, 2005 were $57.1 million, an increase of $43.9 million, compared to $13.2 million in the prior year period. The acquisition of Predecessor Mueller accounted for $46.1 million of the increase. Expenses as a percentage of net sales increased to 11.9% in the current period compared to 9.3% in the prior year period. Included in current period expenses were amortization expenses related to definite-lived intangibles of $5.2 million as a result of the Acquisition.

Mueller segment expenses for the three months ended December 31, 2005 were $19.3 million, including $4.6 million of amortization expense of definite-lived intangibles.

U.S. Pipe segment expenses for the three months ended December 31, 2005 were $11.0 million, compared to $13.2 million for the prior year period. As a percentage of net sales, expenses improved to 6.4% in the current period compared to 9.3% in the prior year period. Prior period costs included a $4.0 million environmental charge related to the Anniston, Alabama site (shut down in 2003), which was partially offset by higher management incentive accruals and increased outside sales commissions recorded in the current period.

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

Pro Forma Results of Operations

Actual Three Months Ended December 31, 2005 As Compared to the Pro FormaThree Months Ended December 31, 2004

	Three months ended
	Actual December 31, 2005		Pro Forma December 31, 2004		Actual FY06 Q1 vs. Pro FormaFY05 Q1
	(restated)
		Percentage of net sales(1)		Percentage of net sales(1)	Increase/ (decrease)	Percentage increase/ (decrease)
	(dollars in millions)
Net sales
Mueller	$176.7	36.8%	$138.6	34.9%	$38.1	27.5%
U.S. Pipe	171.1	35.6	141.2	35.5	29.9	21.2
Anvil	132.6	27.6	117.5	29.6	15.1	12.9
Consolidated	$480.4	100.0	$397.3	100.0	$83.1	20.9
Gross profit
Mueller	$15.5	8.8	$43.1	31.1	$(27.6)	(64.0)
U.S. Pipe	9.1	5.3	12.7	9.0	(3.6)	(28.3)
Anvil	18.9	14.3	30.3	25.8	(11.4)	(37.6)
Consolidated	$43.5	9.1	$86.1	21.7	$(42.6)	(49.5)
Selling, general and administrative
Mueller	$19.3	10.9	$21.0	15.2	$(1.7)	(8.1)
U.S. Pipe	11.0	6.4	13.2	9.3	(2.2)	(16.7)
Anvil	20.4	15.4	20.0	17.0	0.4	2.0
Corporate	6.4	1.3	5.8	1.5	0.6	10.3
Consolidated	$57.1	11.9	$60.0	15.1	$(2.9)	(4.8)
Related party corporate charges
Mueller	$—	—	$—	—	$—
U.S. Pipe	1.8	1.1	1.9	1.3	(0.1)	(5.3)
Anvil	—	—	—	—	—
Consolidated	$1.8	0.4	$1.9	0.5	$(0.1)	(5.3)
Facility rationalization, restructuring and related costs
Mueller	$—	—	$0.1	—	$(0.1)
U.S. Pipe	24.1	14.1	—	—	24.1
Anvil	—	—	—	—	—
Consolidated	$24.1	5.0	$0.1	—	$24.0
Income (loss) from operations
Mueller	$(3.8)	(2.2)	$22.0	15.9	$(25.8)
U.S. Pipe	(27.8)	(16.2)	(2.4)	(1.7)	(25.4)
Anvil	(1.5)	(1.1)	10.3	8.8	(11.8)
Corporate	(6.4)	(1.3)	(5.8)	(1.5)	(0.6)	(10.3)
Consolidated	$(39.5)	(8.2)	$24.1	6.1	$(63.6)
Interest expense, net of interest income	(32.2)	(6.7)	(34.6)	(8.7)	2.4
Loss before income taxes	(71.7)	(14.9)	(10.5)	(2.6)	(61.2)
Income tax benefit	(22.9)	(4.8)	0.4	0.1	(23.3)
Net loss	$(48.8)	(10.2)	$(10.9)	(2.7)	$(37.9)

(1)             Percentages are by segment, if applicable.

Management’s discussion below reflects its analysis of the pro forma data presented above. Management believes that the pro forma comparisons will assist in understanding trends in the Company’s business in the factors that management considers critical to assessing the Company’s operating and financial performance.

Net Sales.   Consolidated net sales for the three months ended December 31, 2005 were $480.4 million, an increase of $83.1 million from $397.3 million in the prior year period.

Mueller segment net sales for the three months ended December 31, 2005 were $176.7 million, an increase of $38.1 million, or 27.5% from $138.6 million in the prior year period. This increase was primarily driven by higher pricing and volumes in hydrants and water valves.

U.S. Pipe segment net sales for the three months ended December 31, 2005 were $171.1 million, an increase of $29.9 million, or 21.2% from $141.2 million in the prior year period. This increase was driven primarily by improved volumes and pricing of ductile iron pipe sales.

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

U.S. Pipe segment gross profit for the three months ended December 31, 2005 was $9.1 million, a decrease of $3.6 million, or 28.3%, compared to $12.7 million in the prior year period. Gross margin decreased to 5.3% in the current period compared to 9.0% in the prior year period. On October 26, 2005 the Company announced that the U.S. Pipe Chattanooga plant would be closed during fiscal 2006 and that production of the U.S. Pipe valves and hydrants would be transferred to the Mueller manufacturing facilities at Albertville, Alabama and Chattanooga, Tennessee. In addition to transferring production to Mueller facilities, the sales responsibility for U.S. Pipe valve and hydrant product sales was transferred to the Mueller segment. In conjunction with this transfer, it was determined that certain U.S. Pipe inventory would not ultimately be sold. As a result, inventory obsolescence write-offs of $10.7 million were recorded to cost of sales during the current period.

In addition, because of the plant closure process, current period actual production capacity at the U.S. Pipe Chattanooga facility was significantly lower than normal capacity, resulting in facility expenses of $5.2 million charged directly to cost of sales.

Excluding the charges for inventory write-offs of $10.7 million and facility expenses of $5.2 million, U.S. Pipe gross margins would have been $25 million, or 14.6% for the current period, compared to 9.0 % in the prior year period. This increase is primarily due to higher ductile iron pipe selling prices.

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

Selling, General & Administrative.   Consolidated expenses for the three months ended December 31, 2005 were $57.1 million, a decrease of $2.9 million, compared to $60.0 million in the prior year period. Expenses as a percentage of net sales improved to 11.9% in the current period compared to 15.1% in the prior year period.

Mueller segment expenses for the three months ended December 31, 2005 were $19.3 million, a decrease of $1.7 million, or 8.1%, compared to $21.0 million in the prior year period. Expenses as a percentage of net sales improved to 10.9% in the current period compared to 15.2% in the prior year period.

U.S. Pipe segment expenses for the three months ended December 31, 2005 were $11.0 million, compared to $13.2 million for the prior year period. As a percentage of net sales, expenses improved to 6.4% in the current period compared to 9.3% in the prior year period. Prior period costs included a $4.0 million environmental charge related to the Anniston, Alabama site (shut down in 2003), which were partially offset by higher management incentive accruals and increased outside sales commissions recorded in the current period.

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

Contractual Obligations

Our contractual obligations as of December 31, 2005:

Payments Due by Period

Contractual Obligations	Less than 1 Year	1–3 Years	4–5 Years	After 5 Years	Total
	(dollars in millions)
Long-term debt
Principal on long-term debt	$10.5	$21.0	$21.0	$1,419.9	$1,472.4
Interest on long-term debt(1)	103.4	204.6	257.8	382.6	948.4
Capital lease obligations	1.0	1.2	0.1	—	2.3
Operating leases	9.0	9.5	3.2	3.1	24.8
Unconditional purchase obligations(2)	21.3	0.7	—	—	22.0
Other long-term obligations(3)	—	—	—	—	—
Total contractual cash obligations	$145.2	$237.0	$282.1	$1,805.6	$2,469.9

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

ITEM 4.                CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, the Company’s management evaluated the effectiveness of the design and operation of disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. This evaluation was done under the supervision and with the participation of management, including Gregory E. Hyland, President and Chief Executive Officer, and Jeffery W. Sprick, Chief Financial Officer.

Based on this evaluation and because of the material weakness described below, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2005. Notwithstanding this material weakness, management concluded that the financial statements included in this Form 10-Q for the period ended December 31, 2005 fairly present in all material respects their financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Material Weakness in Internal Control over Financial Reporting

A material weakness is a control deficiency or a combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected.

As of September 30, 2005, the Company did not maintain effective controls over the preparation, review and presentation and disclosure of its consolidated financial statements, due to a lack of personnel with experience in financial reporting and control procedures necessary for SEC registrants. Specifically, the Company’s controls failed to prevent or detect the incorrect presentation of the following in the Predecessor Mueller consolidated financial statements: (i) cash flows from the effect of exchange rate changes on cash balances; (ii) cash flows from the loss on disposal of property, plant and equipment;

(iii) cash flows and balance sheet presentation of book overdrafts; (iv) the presentation of current and non-current deferred income tax assets in Predecessor Mueller’s consolidated balance sheet; and (v) classification of certain depreciation expense as selling, general and administrative expense instead of cost of sales in their consolidated statement of operations. Further, the Company’s controls failed to prevent or detect the incorrect presentation of shipping and handling costs in the Company unaudited consolidated statement of operations for the three months ended December 31, 2004 as presented in the 10-Q for the period ended December 31, 2005. The Company’s control deficiency resulted in the restatement of Predecessor Mueller’s annual consolidated financial statements for fiscal 2004 and 2003 and interim consolidated financial statements for the first three quarters of fiscal 2005, all interim periods of fiscal 2004, audit adjustments to the 2005 annual consolidated financial statements and the restatement of the Company’s consolidated statement of operations for the three months ended December 31, 2004. Additionally, this control deficiency could result in a misstatement of the presentation and disclosure of the Company’s consolidated financial statements that would result in a material misstatement in the annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

As of September 30, 2004 and 2005, Predecessor Mueller reported the following control deficiencies that, in the aggregate, constituted a material weakness in internal control over preparation, review and presentation and disclosure of their consolidated financial statements. Specifically Predecessor Mueller’s control deficiencies included: (i) a lack of personnel with experience in financial reporting and control procedures necessary for SEC registrants; (ii) a lack of sufficient controls to prevent or detect, on a timely basis, unauthorized journal entries; (iii) a lack of sufficient controls over information technology data conversion and program changes; (iv) a lack of sufficient controls over the development and communication of income tax provisions; (v) a lack of effective controls surrounding “whistleblower” hotline complaints and internal certifications to ensure that issues were communicated on a more timely basis by management to the audit committee and the independent registered public accounting firm; (vi) a lack of effective controls over revenue recognition associated with full truckload shipments not immediately dispatched by freight carriers; and (vii) a lack of formal controls and procedures regarding assessment of financial exposures and transactions, including consideration of accounting implications under GAAP. These control deficiencies resulted in audit adjustments to the consolidated financial statements for the year ended September 30, 2004. Additionally, these control deficiencies, in the aggregate, could result in a misstatement to accounts and disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected.  While item (i) above remains unremediated and has been added as a component of the material weakness existing at December 31, 2005, described above, management has concluded that based on the remediation actions described below, items (ii) through (vii) of this material weakness did not exist at December 31, 2005.

Remediation of Material Weakness

In order to remediate the material weakness first reported as of September 30, 2004, Predecessor Mueller: (i) reassigned its Chief Financial Officer, appointed an Interim Chief Financial Officer and hired additional accounting and finance staff; (ii) introduced increased training for their existing financial and accounting and other staff; (iii) retained third-party consultants with significant SEC financial reporting experience to provide assistance in complying with SEC reporting requirements; (iv) formed a disclosure committee to supervise the preparation of their Exchange Act Reports and other public communications; (v) improved their controls over, and began developing written policies and procedures that cover all significant accounting processes, including journal entries, the development and communication of income tax provisions, information data conversion issues and program changes, revenue recognition and assessing financial exposures; (vi) improved and centralized controls over information technology; and (vii) implemented global compliance initiatives under the direction of their Chief Compliance Officer including controls surrounding “whistleblower” hotline complaints and internal certifications. The Company continued these improvement efforts during the quarter ended December 31, 2005 and has concluded that it has remediated items (ii) through (vii) of this material weakness. However, as disclosed above, item (i) of this material weakness continues to exist as of December 31, 2005 and has been added as  a component of the continuing material weakness at December 31, 2005 described above.

During the quarter ended December 31, 2005, the Company took steps to remediate the material weakness that continued as of December 31, 2005. These steps included a thorough review, on a quarterly basis, of foreign currency translation cash flow statement effects, book overdrafts and transactions related to property, plant and equipment and an additional review, on a quarterly basis, of the classification requirements of each component line item and the individual elements that comprise each line item of the statement of cash flows, in accordance with Statement of Financial Accounting Standards, No.95, “Statement of Cash Flows.” Additionally, the classification of deferred income tax items in the balance sheet and cash flow statement, as well as depreciation in the statement of operations, will be evaluated quarterly as will the proper classification of shipping and handling costs within our consolidated statement of operations.

In addition, during the quarter ended December 31, 2005, the Company made the following changes in internal control over financial reporting:

•       hired a full time Chief Financial Officer, Jeffery W. Sprick, and a Corporate Controller with SEC financial reporting experience;

•       hired additional finance and accounting personnel for its Pratt and Chattanooga facilities;

•       designated the Walter Industries Audit Committee, which is fully independent under New York Stock Exchange listing rules and the rules of the SEC, as its audit committee; and

•       began to implement an internal quarterly review plan to review higher risk areas in financial reporting, such as revenue recognition, inventory valuation and cash flow reporting.

The Company continues to upgrade the knowledge of its finance staff by implementing on-going United States GAAP training programs, consisting of providing appropriate technical resources to our finance team and training on the use of such resources, conducting a series of training sessions for plant controllers, periodic distribution of changes in accounting and reporting standards, and issuing and updating our accounting policies. Additionally, the Company terminated the former Chief Compliance Officer of Predecessor Mueller and reassigned those duties to the Director of Internal Audit. While significant improvements have been implemented, management believes that additional remediation is needed and will require changes in personnel, processes and procedures to ensure timely and accurate financial reporting on a sustainable basis.

The Company believes the additional control procedures as designed, when implemented, will fully remediate the above material weakness.

Changes in Internal Control Over Financial Reporting

Except as described above, there were no changes internal control over financial reporting during the quarter ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(1)          Previously filed as an Exhibit to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on February 3, 2006 under Commission File Number 333-131521.

*                    Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MUELLER WATER PRODUCTS, INC.

Date: March 30, 2006	By:	/s/ GREGORY E. HYLAND
Gregory E. Hyland
President and Chief Executive Officer

Date: March 30, 2006	By:	/s/ JEFFERY W. SPRICK
Jeffery W. Sprick
Chief Financial Officer