Form 10-Q
period 2006-03-31
Mueller Water Products, Inc.
filed 2006-05-09
CIK 1350593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006.

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

None of the Registrant’s voting stock was held by non-affiliates as of May 9, 2006. As of May 9, 2006, Mueller Water Products, Inc. had one unit outstanding.

PART I.   FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

MUELLER WATER PRODUCTS, INC.
 CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2006	September 30, 2005
	(dollars in millions)
Assets
Cash and cash equivalents	$41.1	$—
Receivables, net of allowance for doubtful accounts of $6.5 million and $0.9 million at March 31, 2006 and September 30, 2005, respectively	272.7	118.5
Inventories	460.3	147.2
Deferred income taxes	58.1	11.1
Prepaid expenses	31.1	1.5
Total current assets	863.3	278.3
Property, plant and equipment, net	340.7	149.2
Deferred financing fees	30.7	—
Deferred income taxes	—	9.5
Due from parent, Walter Industries	20.0	—
Identifiable intangibles, net	849.0	—
Goodwill	855.5	58.4
Other long-term assets	5.6	—
Total assets	$2,964.8	$495.4
Liabilities and Shareholder’s Equity (Deficit)
Current portion of long-term debt	$11.5	$—
Accounts payable	110.3	52.5
Accrued expenses and other liabilities	109.3	34.7
Payable to affiliate, Sloss Industries	4.4	2.5
Total current liabilities	235.5	89.7
Long-term debt	1,537.8	—
Payable to parent, Walter Industries	2.9	443.6
Accrued pension liability, net	105.4	53.6
Accumulated postretirement benefits obligation	48.3	51.1
Deferred income taxes	294.6	—
Other long-term liabilities	23.6	12.6
Total liabilities	2,248.1	650.6
Commitments and contingencies (Note 13)
Shareholder’s equity (deficit):
Membership unit:
(1 unit outstanding at March 31, 2006 and September 30, 2005)	—	—
Capital in excess of par value	988.3	68.3
Accumulated deficit	(228.7)	(178.1)
Accumulated other comprehensive loss	(42.9)	(45.4)
Total shareholder’s equity (deficit)	716.7	(155.2)
Total liabilities and shareholder’s equity (deficit)	$2,964.8	$495.4

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended
	March 31, 2006	March 31, 2005
	(dollars in millions)
Net sales	$434.9	$124.7
Cost of sales	340.3	114.1
Gross profit	94.6	10.6
Operating expenses:
Selling, general and administrative	60.8	5.1
Related party corporate charges	2.0	1.8
Facility rationalization, restructuring and related costs	4.3	—
Total operating expenses	67.1	6.9
Income from operations	27.5	3.7
Interest expense arising from related party payable to Walter Industries	—	(5.1)
Interest expense, net of interest income	(30.1)	(0.2)
Loss before income taxes	(2.6)	(1.6)
Income tax benefit	(0.8)	(0.4)
Net loss	$(1.8)	$(1.2)

	Six months ended
	March 31, 2006	March 31, 2005
	(dollars in millions)
Net sales	$915.3	$265.9
Cost of sales	777.2	242.6
Gross profit	138.1	23.3
Operating expenses:
Selling, general and administrative	117.9	18.3
Related party corporate charges	3.8	3.7
Facility rationalization, restructuring and related costs	28.4	—
Total operating expenses	150.1	22.0
Income (loss) from operations	(12.0)	1.3
Interest expense arising from related party payable to Walter Industries	—	(11.0)
Interest expense, net of interest income	(62.3)	(0.3)
Loss before income taxes	(74.3)	(10.0)
Income tax expense (benefit)	(23.7)	0.7
Net loss	$(50.6)	$(10.7)

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY (DEFICIT) AND

COMPREHENSIVE LOSS

FOR THE SIX MONTHS ENDED MARCH 31, 2006
(UNAUDITED)

	Capital in Excess of Par Value	Accumulated Deficit	Comprehensive Income (Loss)	Accumulated Other Comprehensive Loss	Total
Balance at September 30, 2005	$68.3	$(178.1)		$(45.4)	$(155.2)
Walter’s investment in subsidiary	932.9	—		—	932.9
Dividend to Walter	(444.5)	—		—	(444.5)
Dividend to Walter for acquisition costs	(12.0)	—		—	(12.0)
Forgiveness of U.S. Pipe payable to Walter	443.6	—		—	443.6
Comprehensive income (loss)
Net loss	—	(50.6)	(50.6)	—	(50.6)
Other comprehensive income (loss), net of tax
Unrealized gain on interest rate swaps, net of tax	—	—	2.6	2.6	2.6
Foreign currency translation adjustments	—	—	(0.1)	(0.1)	(0.1)
Comprehensive loss			$(48.1)
Balance at March 31, 2006	$988.3	$(228.7)		$(42.9)	$716.7

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended
	March 31, 2006	March 31, 2005
	(dollars in millions)
OPERATING ACTIVITIES
Net loss	$(50.6)	$(10.7)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	34.4	13.1
Amortization of intangibles	13.6	—
Amortization of deferred financing fees	2.5	—
Accretion on debt	6.6	—
Gain on disposal of property, plant and equipment	(0.3)	—
Stock-based compensation expense	0.3	—
Impairments of property, plant and equipment	21.3	—
Provision for deferred income taxes	(26.1)	8.5
Gain on interest rate swaps	(0.5)	—
Changes in assets and liabilities, net of the effects of acquisitions:
Receivables	23.4	20.9
Inventories	62.1	(42.4)
Income taxes payable	—	2.0
Prepaid expenses and other current assets	1.8	(0.1)
Pension and other long-term liabilities	3.5	2.7
Accounts payable, accrued expenses and other current liabilities	(28.9)	(1.0)
Net cash provided by (used in) operating activities	63.1	(7.0)
INVESTING ACTIVITIES
Additions to property, plant and equipment	(30.9)	(11.2)
Acquisitions of businesses, net of cash acquired	(15.5)	—
Increase in amounts due to (from) Walter	(15.6)	18.2
Net cash provided by (used in) investing activities	(62.0)	7.0
FINANCING ACTIVITIES
Increase (decrease) in dollar value of bank checks outstanding	9.7	(0.1)
Proceeds from short-term borrowings	55.9	—
Retirement of short-term debt	(55.9)	—
Proceeds from long-term debt	1,050.0	—
Retirement of long-term debt, including capital lease obligations	(617.9)	—
Payment of deferred financing fees	(21.6)	—
Dividend to Walter	(444.5)	—
Dividend to Walter for acquisition costs	(12.0)	—
Walter contribution of Predecessor Mueller’s cash	76.3	—
Net cash provided by (used in) financing activities	40.0	(0.1)
Net increase (decrease) in cash and cash equivalents	41.1	(0.1)
Cash and cash equivalents at beginning of period	—	0.1
Cash and cash equivalents at end of period	$41.1	$—

MUELLER WATER PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(UNAUDITED)

Schedule of non-cash investing and financing activities:

On October 3, 2005, the Company’s parent Walter Industries, purchased all the outstanding common stock of Predecessor Mueller.

(dollars in millions)
Contribution of Predecessor Mueller by Walter	$932.9
Less: Cash of Predecessor Mueller received	(76.3)
Total net assets received excluding cash	$856.6

Subsequent to the Acquisition, the Company’s parent, Walter Industries, forgave an intercompany receivable with U.S. Pipe of $443.6 million.

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2006 AND MARCH 31, 2005

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending September 30, 2006.

The balance sheet at September 30, 2005, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

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

Cash and Cash Equivalents—The Company considers all highly liquid investments with original maturities of ninety days or less when purchased to be cash equivalents. Outstanding checks are netted against cash when there is a sufficient balance of cash available in the Company’s accounts at the bank to cover the outstanding amount and the right of offset exists. Where there is no right of offset against cash balances, outstanding checks are classified along with accounts payable. At March 31, 2006 and September 30, 2005 checks issued but not yet presented to the banks for payment (i.e. the dollar value of bank checks outstanding) were $9.7 million and zero, respectively, and were recorded in accounts payable.

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

Tooling—Prepaid expenses include maintenance and tooling inventory costs. Perishable tools and maintenance items are expensed when put into service. More durable items are depreciated over their estimated useful lives, ranging from 4 to 10 years.

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

Workers’ Compensation—The Company is self-insured for workers’ compensation benefits for work-related injuries. Liabilities, including those related to claims incurred but not reported, are recorded principally using annual valuations based on discounted future expected payments and using historical data or combined insurance industry data when historical data is limited. Pursuant to the terms of the Tyco Purchase Agreement, Predecessor Mueller is indemnified by Tyco for all liabilities that occurred prior to August 16, 1999. Workers’ compensation liabilities were as follows:

	March 31, 2006	September 30, 2005
	(dollars in millions)
Workers’ compensation liability recorded on a discounted basis	$24.4	$11.9

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

Activity in accrued warranty, included in the caption accrued expenses in the accompanying Consolidated Balance Sheets, was as follows (in millions):

	Three months ended		Six months ended
	March 31, 2006	March 31, 2005	March 31, 2006	March 31, 2005
Accrued balance at beginning of period	$5.0	$1.7	$4.7	$1.8
Accrued warranty of Predecessor Mueller	—	—	1.6	—
Warranty expense	1.4	0.9	1.8	1.7
Settlement of warranty claims	(2.0)	(0.8)	(3.7)	(1.7)
Balance at end of period	$4.4	$1.8	$4.4	$1.8

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

Translation of Foreign Currency—Assets and liabilities of the Company’s businesses operating outside of the United States of America which maintains accounts in a functional currency other than U.S. dollars are translated into U.S. dollars using year-end exchange rates. Revenues and expenses are translated at the average exchange rates effective during the year. Foreign currency translation gains and losses are included as a separate component of stockholders’ equity. Gains and losses resulting from foreign currency transactions are included in either cost of sales or selling, general and administrative expense, as appropriate.

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

Additionally, the Company utilizes forward contracts to mitigate its exposure to changes in foreign currency exchange rates from third party and intercompany transactions. The primary currency to which the Company is exposed and to which it hedges the exposure is the Canadian Dollar. The effective portion of unrealized gains and losses associated with forward contracts are deferred as a component of

Accumulated Other Comprehensive Income (Loss) until the underlying hedged transactions are reported in the Company’s Consolidated Statements of Operations.

Related Party Transactions—The Company purchases foundry coke from an affiliate, Sloss Industries, Inc. for an amount that approximates the market value of comparable transactions. Costs included in cost of sales related to purchases from Sloss Industries, Inc. were $5.4 million and $6.6 million for the three months ended March 31, 2006 and 2005, respectively, and $10.8 million and $10.3 million for the six months ended March 31, 2006 and 2005, respectively.

Other services that Sloss Industries, Inc. provides to the Company include the delivery of electrical power to one of the Company’s facilities, rail car switching and the leasing of a distribution facility. The total of these other services included in the Company’s operating expenses were $0.4 million and $0.4 million for the three months ended March 31, 2006 and 2005, respectively, and $0.8 million and $0.7 million for the six months ended March 31, 2006 and 2005, respectively.

Related Party Allocations—Certain costs incurred by Walter such as insurance, executive salaries, professional service fees, human resources, transportation, healthcare and other centralized business functions are allocated to its subsidiaries. Certain costs that were considered directly related to the U.S. Pipe segment were charged to the Company and included in selling, general and administrative expenses. These costs were approximately $0.6 million and $0.4 million for the three months ended March 31, 2006 and 2005, respectively, and approximately $1.0 million and $0.8 million for the six months ended March 31, 2006 and 2005, respectively. Costs incurred by Walter that cannot be directly attributed to its subsidiaries are allocated to them based on estimated annual revenues. Such costs were allocated to the Company and are recorded in the caption, related party corporate charges, in the accompanying Consolidated Statements of Operations and were approximately $2.0 million and $1.8 million for the three months ended March 31, 2006 and 2005, respectively, and approximately $3.8 million and $3.7 million for the six months ended March 31, 2006 and 2005, respectively.

While the Company considers the allocation of such costs to be reasonable, in the event the Company was not affiliated with Walter, these costs may increase or decrease.

Certain of the Company’s employees have been granted Walter restricted stock units and stock options under Walter’s stock-based compensation plans. The Company has expensed $0.2 million and $0.2 million related to the stock-based compensation costs allocated from Walter for the three and six months ended March 31, 2006, respectively.

Note 3.   Acquisitions

Hunt Industries, Inc.

On January 4, 2006, the Company acquired Hunt Industries, Inc. (“Hunt”) for $6.8 million in cash. Hunt, based in Murfreesboro, Tennessee, is a manufacturer of meter pits and meter yokes which are sold by the Company’s Mueller segment.

The estimated fair values of the assets and liabilities acquired are as follows (dollars in millions):

Current assets	$0.2
Goodwill	6.8
Current liabilities	(0.2)
Net assets acquired	$6.8

CCNE, L.L.C.

On January 27, 2006, the Company acquired the operating assets of CCNE, L.L.C., a Connecticut-based manufacturer of check valves for sale to the water and wastewater treatment markets, for $8.8 million in cash.

The estimated fair values of the assets and liabilities acquired are as follows (dollars in millions):

Inventory	$2.1
Intangible assets	6.7
Net assets acquired	$8.8

The intangible assets acquired represent purchased technology and are being amortized over an estimated useful life of 55 months.

Acquisition of Predecessor Mueller by Walter Industries

On October 3, 2005, pursuant to the agreement dated June 17, 2005, Walter acquired all of the outstanding common stock of Predecessor Mueller for $943.4 million and assumed $1.05 billion of indebtedness. Predecessor Mueller was converted into a limited liability company on October 3, 2005 and was merged with and into the Company on February 2, 2006. Transaction costs included in the acquisition price were $14.8 million. In conjunction with the acquisition, U.S. Pipe was contributed in a series of transactions to Mueller Group, LLC (“Mueller Group” or “Group”), a wholly-owned subsidiary of the Company, on October 3, 2005. On February 23, 2006, Walter received $10.5 million based on the final closing cash and working capital, adjusting the purchase price to $932.9 million.

Walter’s acquisition of Predecessor Mueller has been accounted for as a business combination with U.S. Pipe considered the acquirer for accounting purposes. Assets acquired and liabilities assumed were recorded at their fair values as of October 3, 2005. The total purchase price of $932.9 million is comprised of (dollars in millions):

Acquisition of the outstanding common stock of Predecessor Mueller	$918.1
Acquisition-related transaction costs	14.8
Total purchase price	$932.9

Acquisition-related transaction costs include investment banking, legal and accounting fees and other external costs directly related to the Acquisition.

Under business combination accounting, the purchase price was allocated to Predecessor Mueller’s net tangible and identifiable intangible assets based on their fair values as of October 3, 2005. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill. Based on estimated fair values, the purchase price was allocated as follows (dollars in millions):

Receivables, net	$177.4
Inventory	373.2
Property, plant and equipment	215.7
Identifiable intangible assets	855.9
Goodwill	790.4
Net other assets	376.1
Net deferred tax liabilities	(283.1)
Debt	(1,572.7)
Total purchase price allocation	$932.9

The purchase price allocation is preliminary and is subject to future adjustments to goodwill for the execution of certain restructuring plans identified by Walter prior to the acquisition date primarily related to Predecessor Mueller facility rationalization actions. Costs related to these facility rationalization actions will be recorded to goodwill through October 3, 2006.

Receivables are short-term trade receivables and their net book value approximates current fair value.

Finished goods inventory is valued at estimated selling price less cost of disposal and reasonable profit allowance for the selling effort. Work in process inventory is valued at estimated selling price of finished goods less costs to complete, cost of disposal and a reasonable profit allowance for the completing and selling effort. Raw materials are valued at book value, which approximates current replacement cost. The carrying value of inventories include $70.2 million in excess of Predecessor Mueller’s carrying value, of which $11.8 million was charged to cost of sales during the three months ended March 31, 2006 and $70.2 million was charged to cost of sales during the six months ended March 31, 2006.

Property, plant and equipment are valued at the current replacement cost as follows (in millions):

		Depreciation Period
Land	$14.1	Indefinite
Buildings	51.8	5 to 14 years
Machinery and equipment	136.6	3 to 5 years
Other	13.2	3 years
Total property, plant and equipment	$215.7

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

Goodwill represents the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired. Goodwill is not amortized, but rather is tested for impairment at least annually. In the event that the Company determines the book value of goodwill has become impaired, the Company will incur an accounting charge for the amount of impairment during the fiscal quarter in which such determination is made. The Company’s goodwill is not tax deductible.

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

Debt is valued at fair market value as of October 3, 2005, which resulted in a $36.0 million and an $18.9 million fair value increase to the senior discount notes and the senior subordinated notes, respectively.

The following table of unaudited pro forma results of operations of Predecessor Mueller and U.S. Pipe for the three and six months ended March 31, 2005 is presented as if the Acquisition and borrowings under the 2005 Mueller Credit Agreement had taken place on October 1, 2004 and were carried forward through March 31, 2005.

The unaudited pro forma amounts are not intended to represent or be indicative of the consolidated results of operations that would have been reported had the Acquisition and borrowings under the 2005 Mueller Credit Agreement been completed as of the dates presented, and should not be taken as representative of the future consolidated results of operations of the Company.

	Three months ended	Six months ended
	March 31, 2005	March 31, 2005
	(dollars in millions)
	(unaudited)
Net Sales	$409.9	$807.2
Net income (loss)	$1.3	$(10.1)

The pro forma amounts are based on the historical results of operations and are adjusted for amortization of definite-lived intangibles of $5.9 million and $11.8 million for the three and six months ended March 31, 2005, respectively; depreciation of property, plant and equipment of ($0.2) million and ($0.4) million for the three and six months ended March 31, 2005, respectively; interest expense of $5.1 million and $10.6 million for the three and six months ended March 31, 2005, respectively; and amortization of financing fees related to the 2005 Mueller Credit Agreement of ($0.1) million and $2.4 million for the three and six months ended March 31, 2005, respectively.

Note 4.   Facility Rationalization, Restructuring and Related Costs

On January 26, 2005, the Company announced the closure of the Henry Pratt (“Pratt”) valve manufacturing facility in Dixon, Illinois, which is included in the Company’s Mueller segment. The eventual closure of the facility is expected to occur by the end of the fiscal year 2006, resulting in the termination of approximately 100 employees. Total estimated costs related to this closure are $2.2 million, of which $1.4 million, consisting of termination benefits, is expected to be recorded as an adjustment to goodwill. The remaining other costs include costs to transfer and install equipment and temporary outsourcing of manufacturing and will be expensed when incurred. During the quarter ended March 31, 2006, $0.3 million of termination benefits was recorded as an adjustment to goodwill. The restructuring costs are recorded to goodwill as the overall plan to close the facility was approved prior to the Acquisition.

On October 26, 2005, Walter announced plans to close U.S. Pipe’s Chattanooga, Tennessee plant and transfer the valve and hydrant production of that plant to Mueller’s Chattanooga, Tennessee and Albertville, Alabama plants. The eventual closure of the U.S. Pipe Chattanooga plant is expected to occur in calendar 2006, resulting in the termination of approximately 340 employees. Total exit costs are expected to approximate $47.6 million of which approximately $29.3 million qualify as restructuring and impairment charges. The remaining exit costs of $18.3 million were comprised of an inventory write-down totaling $10.7 million and a $7.6 million write-off of unabsorbed overhead costs, of which $2.4 million and $18.3 million were recognized in cost of sales during the three months and six months ended March 31, 2006, respectively.

Total estimated restructuring and impairment charges and the amounts recorded to restructuring expenses are as follows (in millions):

		Restructuring & impairment charges expensed
	Total estimated restructuring costs	For the three months ended March 31, 2006	For the six months ended March 31, 2006
	(dollars in millions)
Termination benefits	$3.6	$0.4	$3.4
Other employee-related costs	3.3	3.9	3.9
Other associated costs	3.4	—	2.1
Impairment of property, plant and equipment	19.0	—	19.0
Total	$29.3	$4.3	$28.4

Termination benefits relating to the U.S. Pipe Chattanooga plant closure of $3.4 million consist primarily of severance related to staff reductions of hourly and salaried personnel. The Company expects to recognize an additional $0.2 million for severance expense during the remainder of fiscal 2006. In addition, the Company recognized other employee-related costs of approximately $3.9 million related to pension and other postretirement benefit obligations during the three months ended March 31, 2006. The Company expects to record reductions to these costs of $0.6 million related to pension and other postretirement benefit obligations during the remainder of 2006.

Other associated costs of $2.1 million principally include an increase to the estimated asset retirement obligation. The Company expects to recognize an additional $1.3 million of environmental-related costs, as those costs are incurred during fiscal 2006.

Property impairment charges of $19.0 million were recorded during the three months ended December 31, 2005. These assets have a remaining net book value of $3.9 million as of March 31, 2006.

Activity in accrued restructuring was as follows (dollars in millions):

	For the three months ended March 31, 2006	For the six months ended March 31, 2006
Beginning balance	$3.8	$—
Restructuring expenses accrued	4.3	9.4
Restructuring payments and charges	(4.5)	(5.8)
Ending balance	$3.6	$3.6

Note 5.   Borrowing Arrangements

Long-Term Debt—Long-term debt consists of the following obligations:

	March 31, 2006	September 30, 2005
	(dollars in millions)
2005 Mueller Credit Agreement	$1,044.8	$—
10% senior subordinated notes(1)	332.4	—
14 3/4% senior discount notes(2)	169.8	—
Capital lease obligations	2.3	—
	1,549.3	—
Less current portion	(11.5)	—
	$1,537.8	$—

1)               The value of the 10% senior subordinated notes were recorded at fair value at October 3, 2005 which was an increase of $18.9 million over Predecessor Mueller’s carrying amount. This amount is amortized over the life of the notes as a reduction to interest expense. As of March 31, 2006, the unamortized fair value adjustment was $17.4 million.

2)               The value of the 14 3/4 % senior discount notes were recorded at fair value at October 3, 2005 which was an increase of $36.0 million over Predecessor Mueller’s carrying amount. This amount is amortized over the remaining life of the notes as a reduction to interest expense. As of March 31, 2006 the unamortized fair value adjustment was $33.6 million.

2005 Mueller Credit Agreement:   On October 3, 2005, Group entered into a credit agreement (the “2005 Mueller Credit Agreement”) consisting of a $145 million senior secured revolving credit facility maturing in October 2010 (the “2005 Mueller Revolving Credit Facility”) and a $1,050 million senior secured term loan maturing in October 2012 (the “2005 Mueller Term Loan”). The 2005 Mueller Credit Agreement is a secured obligation of Group and substantially all of its wholly-owned domestic subsidiaries, including U.S. Pipe. The 2005 Mueller Term Loan requires quarterly principal payments of $2.6 million through October 3, 2012, at which point in time the remaining principal outstanding is due. The commitment fee on the unused portion of the 2005 Mueller Revolving Credit Facility is 0.50% and the interest rate is a floating interest rate of 2.5% over LIBOR. The 2005 Mueller Term Loan carries a floating interest rate of 2.25% over LIBOR. As of March 31, 2006, the average interest rate was 7.0%.

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

An amendment to the 2005 Mueller Credit Agreement made in January 2006 provides that in the event of an initial public offering, Group may pay annual dividends of up to $8.5 million to the Company to pay its common shareholders.

10% Senior Subordinated Notes:   In 2004, Mueller Group, Inc. (now, Mueller Group, LLC) issued $315 million principal face amount of 10% senior subordinated notes due 2012. The senior subordinated notes are guaranteed by each of Group’s existing domestic restricted subsidiaries. The subordinated notes contain customary covenants and events of default, including covenants that limit Group’s ability to incur debt, pay dividends and make investments. The effective interest rate was 7.3% as of March 31, 2006.

14 3/4% Senior Discount Notes:   In 2004, Predecessor Mueller issued 223,000 units, consisting of $223 million principal face amount of 14 3/4% senior discount notes due 2014 and warrants to purchase 24,487,383 shares of Predecessor Mueller’s common stock. In connection with the Acquisition, these warrants were cancelled and converted into the right to receive cash equal to the number of shares of common stock into which the warrants would have been exercisable multiplied by the per-share merger consideration (less the exercise price per warrant). The senior discount notes remain senior unsecured obligations of the Company and are effectively subordinated to all of its existing and future secured debt and to all indebtedness and other liabilities of the Company’s subsidiaries, including Group. The senior discount notes do not require cash interest payments until April 2009. The effective interest rate was 10.4% as of March 31, 2006.

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

The Company recorded an unrealized gain from its interest rate swap contracts, net of tax, of $2.6 million at March 31, 2006 in Accumulated Other Comprehensive Income (Loss).

Forward Foreign Currency Exchange Contracts—The Company entered into forward exchange contracts primarily to hedge currency fluctuations from transactions (primarily an intercompany loan and anticipated inventory purchases) denominated in foreign currencies, thereby limiting the risk that would otherwise result from changes in foreign currency exchange rates. The majority of the Company’s exposure to currency fluctuations is in Canada. Gains and losses on the forward foreign currency exchange contracts are expected to be offset by losses / gains on identified underlying foreign currency exchange transactions. As of March 31, 2006, the Company had entered into forward foreign currency exchange contracts at a notional amount of $7.4 million to protect anticipated inventory purchases over the next six months by its Canadian operations. With these hedges, the Company purchases U.S. dollars and sells Canadian dollars at an average exchange rate of $0.870.

The Company has also entered into hedges protecting the Company from currency fluctuations from its Canadian-denominated intercompany loan. The hedges have a notional value of $37.3 million and mature over the next three years. With these hedges, the Company sells Canadian dollars for U.S. dollars at an exchange rate of $0.8681. Gains or losses on these hedges will be recorded in earnings. The loss on the hedges at March 31, 2006 was not material.

Note 7.   Interest Expense Arising from Related Party Payable to Walter Industries

Interest expense associated with the outstanding debt payable to Walter was allocated to the Company up to the date of the Acquisition based upon the outstanding balance of the intercompany note. On October 3, 2005, the intercompany note to Walter of $443.6 million was forgiven and contributed to capital. Intercompany interest expense was zero and $5.1 million for the three months ended March 31, 2006 and 2005, respectively, and was zero and $11.0 million for the six months ended March 31, 2006 and 2005, respectively.

Note 8.   Pension and Other Postretirement Benefits

The components of net periodic benefit cost for pension and postretirement benefits for the three months and six months ended March 31, 2006 and 2005 are as follows:

	Pension Benefits		Other Benefits
	For the three months ended March 31,		For the three months ended March 31,
	2006	2005	2006	2005
	(dollars in millions)
Components of net periodic benefit cost:
Service cost	$1.9	$1.3	$0.2	$0.1
Interest cost	4.7	3.1	0.3	0.3
Expected return on plan assets	(4.9)	(3.5)	—	—
Amortization of prior service cost	0.2	0.1	(0.6)	(0.6)
Amortization of net loss (gain)	1.8	0.8	(0.2)	(0.2)
Curtailment and termination benefits loss (gain)	4.9	—	(1.1)	—
Net periodic benefit cost	$8.6	$1.8	$(1.4)	$(0.4)

	Pension Benefits		Other Benefits
	For the six months ended March 31,		For the six months ended March 31,
	2006	2005	2006	2005
	(dollars in millions)
Components of net periodic benefit cost:
Service cost	$3.9	$2.4	$0.4	$0.2
Interest cost	9.4	6.3	0.6	0.7
Expected return on plan assets	(9.8)	(6.6)	—	—
Amortization of prior service cost	0.3	0.2	(1.2)	(1.3)
Amortization of net loss (gain)	3.7	1.6	(0.4)	(0.4)
Curtailment and termination benefits loss (gain)	4.9	—	(1.1)	0.3
Net periodic benefit cost	$12.4	$3.9	$(1.7)	$(0.5)

The curtailment and termination benefits loss (gain) shown in the schedule above are related to the closure of the U.S. Pipe Chattanooga, Tennessee plant as described in Note 4. These components of net periodic benefit cost for pension and postretirement plans were charged to restructuring expense in the statement of operations.

For the three months and six months ended March 31, 2006, the Company had no contributions to its pension plans. The Company anticipates contributing approximately $5.3 million to fund its pension plans in fiscal 2006 and may make further discretionary payments.

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

Identifiable intangible assets consist of the following:

	March 31, 2006
	Cost	Accumulated Amortization
	(dollars in millions)
Definite-lived intangible assets
Technology	$63.0	$3.2
Customer relationships	396.6	10.4
	459.6	13.6
Indefinite lived intangible assets
Trade name and trademarks	403.0	—
	$862.6	$13.6

Identifiable intangible assets, net, were $849.0 million at March 31, 2006, compared to zero at September 30, 2005. The increase primarily represents the allocation of purchase price of the Acquisition of $855.9 million as of October 3, 2005. During the three months ended March 31, 2006, there was an addition of $6.7 million of technology intangibles related to the acquisition of CCNE, L.L.C. in January 2006. Amortization expense was $7.0 million and $13.6 million for the three and six months ended March 31, 2006, respectively.

Goodwill was $855.5 million at March 31, 2006, compared to $58.4 million at September 30, 2005. The increase of $797.1 million primarily represents $798.3 million of goodwill identified during the allocation of the purchase price of the Acquisition, as well as the following adjustments recorded during the three months ended March 31, 2006: a $6.8 million increase related to the January 2006 acquisition of Hunt Industries; a $0.6 million increase related to the execution of certain restructuring plans identified by Walter prior to the Acquisition date; a $2.4 million increase related to deferred taxes on the foreign currency transaction gain on partial repayment of the foreign-denominated intercompany loan that existed at the Acquisition date; a $0.5 million decrease related to adjustments to the property valuations recorded as part of the purchase price allocation; and a $10.5 million decrease due to the settlement of the final working capital and cash adjustments to the purchase price. Goodwill is expected to increase as the Company implements facility rationalizations that were formally identified prior to the Acquisition up to, and no later than, October 3, 2006. Certain facility rationalization costs, primarily related to severance, will be recorded as a liability at the time identified as permitted under accounting principles generally accepted in the United States of America, with a corresponding increase in goodwill. All closure costs related to the shut-down of the U.S. Pipe Chattanooga facility (as described in Note 4) have been charged to operating expenses and are not reflected as a component of goodwill.

Note 10.   Supplementary Balance Sheet Information

Selected supplementary balance sheet information is presented below:

	March 31, 2006	September 30, 2005
	(dollars in millions)
Inventories
Purchased materials and manufactured parts	$77.6	$30.6
Work in process	114.2	15.5
Finished goods	268.5	101.1
	$460.3	$147.2

	March 31, 2006	September 30, 2005
	(dollars in millions)
Property, plant and equipment
Land	$25.6	$11.3
Buildings	88.4	33.8
Machinery and equipment	529.5	401.7
Other	31.0	16.2
Accumulated depreciation	(333.8)	(313.8)
	$340.7	$149.2

	March 31, 2006	September 30, 2005
	(dollars in millions)
Accrued expenses and other current liabilities
Vacations and holidays	$14.3	$4.5
Workers’ compensation and comprehensive liability	6.1	2.9
Accrued payroll and bonus	13.3	3.9
Accrued sales commissions	3.7	1.0
Accrued other taxes	7.3	2.1
Accrued warranty claims	4.4	4.7
Accrued environmental claims	4.2	4.0
Accrued income taxes	0.7	5.5
Accrued cash discounts and rebates	11.8	4.8
Accrued interest	21.0	—
Unclaimed payments to Predecessor Mueller warrant holders	1.9	—
Other	20.6	1.3
	$109.3	$34.7

Note 11.   Supplementary Income Statement Information

The components of interest expense, net of interest income are presented below:

	Three months ended		Six months ended
	March 31, 2006	March 31, 2005	March 31, 2006	March 31, 2005
	(dollars in millions)
Interest expense, net of interest income:
Interest expense	$29.4	$0.2	$58.6	$0.3
Deferred financing fee amortization	1.3	—	2.5	—
Write off of bridge loan commitment fees	—	—	2.5	—
Interest rate swap gains	(0.1)	—	(0.5)	—
Total interest expense	30.6	0.2	63.1	0.3
Interest income	(0.5)	—	(0.8)	—
Total interest expense, net of interest income	$30.1	$0.2	$62.3	$0.3

The bridge loan commitment fees represent fees paid to lenders to make available to the Company a bridge loan commitment to repurchase the 14 3/4% senior discount notes and 10% senior subordinated notes from the holders of such notes under the terms of the change of control provisions of the indentures. No notes were tendered under the offer and the bridge loan was not used. The related commitment fees were charged to interest expense during the three months ended December 31, 2005.

Note 12.   Segment Information

Prior to the Acquisition on October 3, 2005, the Company had one segment—U.S. Pipe. As of March 31, 2006, the Company’s operations consisted of three operating segments: Mueller, U.S. Pipe and Anvil. These segments are organized based on products and are consistent with how the operating segments are managed, how resources are allocated, and how information is used by the chief operating decision maker. The Mueller segment is a manufacturer of valves, fire hydrants and other related products utilized in the distribution of water and gas and in water and wastewater treatment facilities. The U.S. Pipe segment is a manufacturer of ductile iron pressure pipe, fittings and other cast iron products used primarily for major water and wastewater transmission and collection systems. The Anvil segment is a manufacturer of cast iron and malleable iron pipe fittings, ductile iron couplings and fittings, pipe hangers and other related products for the fire protection, plumbing, heating, mechanical, construction, retail hardware and other related industries. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

Intersegment sales and transfers are made at established intersegment selling prices generally intended to cover costs. The determination of segment earnings does not reflect allocations of certain corporate expenses not directly attributable to segment operations and intersegment eliminations, which is designated as Corporate in the segment presentation, and is before interest expense, net of interest income, and income taxes. Corporate expenses include those costs incurred by Mueller’s corporate function and do not include any allocated costs from Walter. Costs allocated by Walter to the Company are recorded in the determination of U.S. Pipe’s operating income. Corporate costs include those costs related to financial and administrative matters, treasury, risk management, human resources, legal counsel, and tax functions. Corporate assets include cash, deferred tax assets and deferred financing fees. These assets have not been pushed down to the Company’s segments and are maintained as Corporate items. Therefore, segment earnings are not reflective of results on a stand-alone basis. See also Note 2 regarding Related Party Allocations from Walter which are recorded solely by U.S. Pipe and are reflected in the Company’s consolidated SG&A expenses.

Segment assets consist primarily of accounts receivable, inventories, property, plant and equipment, goodwill, and identifiable intangibles. Summarized financial information for the Company’s segments follows:

	Three months ended March 31,		Six months ended March 31,
	2006	2005	2006	2005
	(dollars in millions)
Net sales:
Mueller	$193.3	$—	$373.5	$—
U.S. Pipe	119.7	124.7	290.8	265.9
Anvil	127.4	—	260.2	—
Consolidating eliminations	(5.5)	—	(9.2)	—
Consolidated	$434.9	$124.7	$915.3	$265.9
Income (loss) from operations:
Mueller	$39.2	$—	$35.4	$—
U.S. Pipe	(7.2)	3.7	(35.0)	1.3
Anvil	5.0	—	3.5	—
Corporate expense(1)	(8.9)	—	(15.3)	—
Consolidating eliminations	(0.6)	—	(0.6)	—
Consolidated	$27.5	$3.7	$(12.0)	$1.3
Depreciation and amortization:
Mueller	$12.9	$—	$24.9	$—
U.S. Pipe	5.3	6.6	11.6	13.1
Anvil	5.9	—	11.3	—
Corporate	0.1	—	0.2	—
Consolidated	$24.2	$6.6	$48.0	$13.1
Facility rationalization, restructuring and related costs:
Mueller	$—	$—	$—	$—
U.S. Pipe	4.3	—	28.4	—
Anvil	—	—	—	—
Consolidated	$4.3	$—	$28.4	$—
Capital expenditures:
Mueller	$8.4	$—	$14.4	$—
U.S. Pipe	3.1	3.3	10.5	11.2
Anvil	3.4	—	5.9	—
Corporate	—	—	0.1	—
Consolidated	$14.9	$3.3	$30.9	$11.2

(1)          Includes certain expenses not allocated to segments.

	March 31, 2006	September 30, 2005
	(dollars in millions)
Total assets:
Mueller	$1,896.8	$—
U.S. Pipe	401.2	495.4
Anvil	490.5	—
Corporate	176.3	—
Consolidated	$2,964.8	$495.4
Goodwill:
Mueller	$712.5	$—
U.S. Pipe	58.4	58.4
Anvil	84.6	—
Consolidated	$855.5	$58.4
Identifiable intangibles:
Mueller	$760.0	$—
U.S. Pipe	—	—
Anvil	89.0	—
Consolidated	$849.0	$—

Geographical area information with respect to net sales, as determined by the location of the customer invoiced, and property, plant and equipment—net, as determined by the physical location of the assets, were as follows:

	Three months ended March 31, 2006	Three months ended March 31, 2005	Six months ended March 31, 2006	Six months ended March 31, 2005
	(dollars in millions)
Net sales:
United States	$388.2	$121.1	$818.3	$258.8
Canada	45.8	—	93.9	—
Other Countries	0.9	3.6	3.1	7.1
	$434.9	$124.7	$915.3	$265.9

	March 31, 2006	September 30, 2005
	(dollars in millions)
Property, plant and equipment, net:
United States	$319.3	$149.2
Canada	19.9	—
Other Countries	1.5	—
	$340.7	$149.2

Note 13.   Commitments and Contingencies

Income Tax Litigation

A controversy exists with regard to federal income taxes for fiscal years 1980 through 1994 allegedly owed by the Walter consolidated group, which included the U.S. Pipe segment during these periods. It is estimated that the amount of tax presently claimed by the IRS is approximately $34.0 million for issues currently in dispute in bankruptcy court for matters unrelated to the Company. This amount is subject to interest and penalties. In addition, the Internal Revenue Service has issued a Notice of Proposed

Deficiency assessing additional tax of $80.4 million for the fiscal years ended May 31, 2000, December 31, 2000, and December 31, 2001. The proposed adjustments relate primarily to Walter’s method of recognizing revenue on the sale of homes and interest income on the related installment notes receivable. Under tax law, the Company is jointly and severally liable for any final tax determination. However, Walter and its affiliates believe that their tax filing positions have substantial merit and intend to defend vigorously any claims asserted. Walter believes that it has an accrual sufficient to cover the estimated probable loss, including interest and penalties. There are no charges or accruals in the Company’s accounts related to these issues since these matters do not relate to the operations of the Company.

Environmental Matters

The Company is subject to a wide variety of laws and regulations concerning the protection of the environment, both with respect to the construction and operation of many of its plants and with respect to remediating environmental conditions that may exist at its own and other properties. The Company believes that it is in substantial compliance with federal, state and local environmental laws and regulations. The Company accrues for environmental expenses resulting from existing conditions that relate to past operations when the costs are probable and reasonably estimable. Expenses charged to the statement of operations for compliance of ongoing operations and for remediation of environmental conditions arising from past operations were approximately $0.6 million and $0.2 million in the three months ended March 31, 2006 and 2005, respectively, and were approximately $1.1 million and $0.3 million in the six months ended March 31, 2006 and 2005, respectively. Because environmental laws and regulations continue to evolve and because conditions giving rise to obligations and liabilities under environmental laws are in some circumstances not readily identifiable, it is difficult to forecast the amount of such future environmental expenditures or the effects of changing standards on future business operations or results. Consequently, the Company can give no assurance that such expenditures will not be material in the future. The Company capitalizes environmental expenditures that increase the life or efficiency of property or that reduce or prevents environmental contamination. Capital expenditures for environmental requirements are anticipated to average approximately $6.3 million per year in the next five years. Capital expenditures for environmental requirements were approximately $0.4 million and $0.2 million in the three months ended March 31, 2006 and 2005, respectively, and were approximately $1.0 million and $1.4 million in the six months ended March 31, 2006 and 2005, respectively.

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

The Federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) generally imposes liability, which may be joint and several and is without regard to fault or the legality of waste generation or disposal, on certain classes of persons, including owners and operators of sites at which hazardous substances are released into the environment (or pose a threat of such release), persons that disposed or arranged for the disposal of hazardous substances at such sites, and persons who owned or operated such sites at the time of such disposal. CERCLA authorizes the EPA, the States and, in some circumstances, private entities to take actions in response to public health or environmental threats and to seek to recover the costs they incur from the same classes of persons. Certain governmental authorities can also seek recovery for damages to natural resources. Currently, U.S. Pipe has been identified as a potentially responsible party (“PRP”) by the EPA under CERCLA with respect to cleanup of hazardous substances at a superfund site located in Anniston, Alabama, and U.S. Pipe is among many PRP’s at the site, a significant number of which are substantial companies.

With respect to the site located in Anniston, the PRP’s have negotiated an administrative consent order with the EPA. Based on these negotiations, management estimates the Company’s share of liability for cleanup, after allocation among several PRP’s, will be approximately $4.0 million, which was accrued in 2004. Civil litigation in respect of the site is also ongoing as follows: a suit for contribution by another Anniston PRP and a putative class action lawsuit against 18 foundries in the Anniston, Alabama area alleging state law tort claims in the creation and disposal of foundry sand alleged to contain lead and PCB’s and seeking damages for personal injury and property damage. Management believes that the likelihood of liability in the contribution litigation is remote. The class action lawsuit is still in early stages of litigation and no substantive discovery has taken place yet. In addition, management believes that both procedural and substantive defenses would be available to the Company should this litigation proceed. Accordingly, management believes that presently, there is no reasonable basis for management to form a view with respect to the probability of liability in the putative class action matter.

The Company’s Anvil segment entered into a Consent Order with the Georgia Department of Natural Resources regarding alleged hazardous waste violations at Anvil’s former foundry facility in Statesboro, Georgia. Pursuant to the Consent Order, Anvil agreed to pay a monetary fine of $50,000 and pay an additional $50,000 to fund a supplemental environmental project. Anvil has also agreed to perform various investigatory and remedial actions at the foundry and its landfill. The total costs are estimated to be between $1.2 million and $1.4 million. The Company maintains an adequate reserve to cover these estimated costs.

Over the next two and one-half years, the Company could potentially incur between $18.0 million and $22.0 million of capital costs at its iron foundries to comply with the United States Environmental Protection Agency’s National Emissions Standards for Hazardous Air Pollutants which were issued April 22, 2004.

Although no assurances can be given that the Company will not be required in the future to make material expenditures relating to environmental laws or legally mandated site clean-up, management does not believe at this time that the compliance and cleanup costs, if any, associated with the current laws and sites for which the Company has cleanup liability or any other future sites will have a material adverse effect on the financial condition or results of operations of the Company, but such cleanup costs could be material to results of operations in a reporting period.

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

In 2005, the Company entered into a settlement and release agreement with a former insurer whereby the former insurer agreed to pay $5.1 million, net of legal fees, to the Company for historical insurance claims previously expensed as incurred by the Company. Such claims had not previously been submitted to the insurance company for reimbursement. The Company released the insurer of both past and future claims. During 2005, the Company received $2.8 million in cash and the remainder was received during the quarter ended March 31, 2006. The Company recorded a $5.1 million reduction to selling, general and administrative expenses in 2005.

Under the terms of the agreement whereby Tyco International sold the Mueller and Anvil businesses in August 1999 to prior owners (the “August 1999 Tyco Transaction”), Tyco agreed to indemnify the

Company’s predecessor-in-interest (“Predecessor Mueller”), and, by legal succession, the Company and its affiliates, for all “Excluded Liabilities”. Excluded Liabilities include, among other things, substantially all environmental liabilities relating to the time prior to the August 1999 Tyco Transaction. The indemnity survives indefinitely, is not subject to any deductibles or caps, and continues with respect to the Company’s current operations, other than those operations acquired since the August 1999 Tyco Transaction, including the operations of the U.S. Pipe segment. If Tyco ever becomes financially unable to, or otherwise fails to comply with the terms of the indemnity, the Company may be responsible for the Tyco-indemnified obligations. In addition, Tyco’s indemnity does not cover environmental liabilities to the extent caused by the Company or Predecessor Mueller or the operation of the Company’s business after the August 1999 Tyco Transaction, nor does it cover environmental liabilities arising with respect to businesses or sites acquired after the August 1999 Tyco Transaction, which would include the U.S. Pipe business and facilities.

Miscellaneous Litigation

In 2003, the Company increased its accruals for outstanding litigation by approximately $6.5 million, principally related to the settlement of a class action employment matter. The settlement was finalized in May 2004 for an amount approximating the accrual.

In the purchase agreement relating to the August 1999 Tyco Transaction, Tyco agreed to indemnify Predecessor Mueller and, by legal succession, the Company and its affiliates for all “Excluded Liabilities.” Excluded Liabilities include, among other things, product liabilities for products manufactured or sold prior to the August 1999 Tyco Transaction and substantially all other liabilities relating to the time prior to the August 1999 Tyco Transaction. The indemnity survives indefinitely and is not subject to any deductibles or caps. However, the Company may be responsible for these liabilities in the event that Tyco (or any successor entity) ever becomes financially unable or fails to comply with, the terms of the indemnity. In addition, Tyco’s indemnity does not cover liabilities to the extent caused by us or Predecessor Mueller or the operation of the business of the Company or Predecessor Mueller after the August 1999 Tyco Transaction, nor does it cover liabilities arising with respect to businesses or sites acquired after the August 1999 Tyco Transaction, which would include the U.S. Pipe business and facilities.

The Company’s subsidiary, James Jones Company, and its former parent company are defendants in a false claims lawsuit in which a former James Jones Company employee is suing on behalf of cities, water districts and municipalities. The employee alleges that the defendants sold allegedly non-conforming public water system parts to various government entities. The lawsuit seeks consequential damages, penalties and punitive damages. The Company’s subsidiary, Mueller Co., which had also been named as a defendant, brought a summary judgment motion and was dismissed from this litigation in January 2004. On September 15, 2004, the trial court ruled against the intervention of approximately 30 municipalities that had failed to intervene within the time deadlines previously specified by the Court. The trial court also ruled that the majority of municipalities that had purchased James Jones products from contractors or distributors, were not in privity with the James Jones Company and were not entitled to punitive damages. Following the Court’s ruling, the water districts and municipalities filed a new action against the James Jones Company, Mueller Co. and Watts (former parent company of James Jones Company), alleging fraud and intentional misrepresentation. This lawsuit is based on the same underlying facts as the false claims lawsuit. Any liability associated with these lawsuits is covered by the Tyco indemnity, and the defense is being paid for and conducted by Tyco.

Some of the Company’s subsidiaries have been named as defendants in a small number of asbestos-related lawsuits. The Company does not believe these lawsuits, either individually or in the aggregate, are material to its financial position or results of operations.

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

Commitments and Contingencies—Other

As part of the Star Pipe, Inc. acquisition on January 15, 2004, Anvil has agreed to a future payment to be made to the seller of a business Anvil acquired to the extent that the gross profit of the acquired business exceeds a targeted gross profit. The maximum potential payment amount is $23 million. Management currently estimates the payment could total approximately $3 million to $6 million for the payment period that began February 1, 2004 and ends January 31, 2007. The payment amount indicated above is based on management’s best estimate, but the actual adjustment could be materially different. The liability for such payment will be recorded at the end of the payment period, in accordance with the purchase agreement, with a corresponding increase to goodwill.

In the opinion of management, accruals associated with contingencies incurred in the normal course of business are sufficient. Resolution of existing known contingencies is not expected to significantly affect the Company’s financial position and result of operations.

Note 14.   Subsequent Events

On April 20, 2006, the Company announced the closure of the Mueller Canada Milton, Ontario (“Milton”) valve and hydrant manufacturing facility by the end of fiscal 2006. Production will be transferred to other Mueller facilities beginning in the third quarter of fiscal 2006. Total estimated costs related to this closure are $4.4 million, of which $3.2 million, consisting of termination benefits, is expected to be recorded as an adjustment to goodwill. The remaining other costs pertain to the transfer and installation of equipment and warehouse relocation and will be expensed when incurred.

Note 15.   New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board issued SFAS No. 151, “Inventory Costs,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company adopted SFAS No. 151 on October 1, 2005, the beginning of its 2006 fiscal year. The impact of the adoption of SFAS No. 151 on the Company’s financial statements may have a material impact on operating income in the event actual production output is significantly higher or lower than normal capacity. In the event actual production capacity is significantly different than normal capacity, the Company may be required to recognize certain amounts of facility expense, freight, handling costs or wasted materials as a current period expense.

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

Except as otherwise noted, we present all financial and operating data on a fiscal year and fiscal quarter basis. Our fiscal year ends on September 30, and our second fiscal quarter ends on March 31.

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

Consistent with generally accepted accounting principles, the discussion of the Company’s results of operations for the three and six months ended March 31, 2006 includes the financial results of Predecessor Mueller from the Acquisition date. The inclusion of these results, plus the continuing integration process, may render direct comparison with the results for prior periods less meaningful. Accordingly, the discussion below addresses, where appropriate, trends that we believe are significant, separate and apart from the impact of the Acquisition. Supplemental information with comparisons of the three and six months ended March 31, 2006 Statements of Operations data to the pro forma three and six months ended March 31, 2005 Statements of Operations data is provided below under the subheadings “Supplemental Information—Results of Operations for the Three Months Ended March 31, 2006 Compared to Pro Forma Results of Operations for the Three Months Ended March 31, 2005” and “Supplemental Information—Results of Operations for the Six Months Ended March 31, 2006 Compared to Pro Forma Results of Operations for the Six Months Ended March 31, 2005.”

Business

We are a leading North American manufacturer of a broad range of water infrastructure and flow control products for use in water distribution networks, water and wastewater treatment facilities, gas distribution and piping systems. We manage our business and report operations through three operating segments, based largely on the products they sell and the markets they serve. Our segments are named after lead brands in each segment:

•       Mueller.   The Mueller segment produces and sells hydrants, valves and related products primarily to the water and wastewater infrastructure markets. Sales of our Mueller segment products are driven principally by spending on water and wastewater infrastructure upgrade, repair and replacement and new water and wastewater infrastructure. Subsequent to the Acquisition, effective January 1, 2006, U.S. Pipe transferred its valve and hydrant business to our Mueller segment. Mueller segment sales are estimated to be approximately 50% for new infrastructure, with the remainder for upgrade, repair and replacement. A significant portion of Mueller’s sales are made through its broad distributor network. For most of our Mueller segment products, which are sold through independent distributors, end-users choose the brand or establish product specifications. We believe our reputation for quality, extensive distributor relationships, installed base and coordinated marketing approach have helped our Mueller segment products to be “specified” as an approved product for use in most major metropolitan areas throughout the United States.

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

Developments and Trends

The Acquisition of Predecessor Mueller on October 3, 2005, as well as other developments, trends and factors may impact our future results including the following:

•       Recent price increases in brass ingot, which contains approximately 85% copper, have increased the overall cost of manufacturing certain Mueller segment products, including certain hydrant and valve components. The Mueller segment raised prices on certain brass products by 10%, effective May 1, 2006 and announced another 12% increase on certain brass products, effective June 5, 2006, as well as announcing an increase on certain hydrants and iron values containing brass components, effective May 26, 2006,  which is expected to partially offset the increase in brass ingot costs. The cost of copper has continued to rise and we may need to implement further pricing actions to offset higher raw material costs.

•       As presented herein, the operating results from the Acquisition of Predecessor Mueller were consolidated with those of U.S. Pipe’s results from October 3, 2005, the date of Acquisition.

•       In the quarter ended December 31, 2005, our wholly-owned subsidiary, Mueller Group, entered into the 2005 Mueller Credit Agreement. Proceeds of the 2005 Mueller Credit Agreement were approximately $1,053.4 million, net of approximately $21.6 million of underwriting fees and expenses which will be amortized over the life of the loans. The proceeds were used to refinance Predecessor Mueller’s 2004 Credit Facility (“2004 Mueller Credit Facility”), redeem Predecessor Mueller’s second priority senior secured floating rate notes, and finance the acquisition of Predecessor Mueller by Walter Industries. During the period subsequent to September 30, 2005, and prior to Walter Industries acquiring Predecessor Mueller on October 3, 2005, Predecessor Mueller expensed $18.4 million of deferred financing fees related to the 2004 Mueller Credit Facility and wrote off $2.4 million of deferred financing fees related to the second priority senior secured floating rate notes. These expenses are excluded from the results of operations for the periods presented.

•       In the period subsequent to September 30, 2005 and prior to Walter Industries acquiring Predecessor Mueller on October 3, 2005, Predecessor Mueller expensed transaction fees of approximately $20.1 million and transaction bonuses of $10.0 million. These fees were contingent upon completion of the sale of Predecessor Mueller to Walter Industries. Non-contingent legal and other fees and expenses of approximately $3.1 million associated solely with the Acquisition were expensed by Predecessor Mueller during the fiscal year ended September 30, 2005. These expenses are excluded from the results of operations for the periods presented.

•       We have initiated a synergy plan designed to streamline our manufacturing operations, add incremental volume through combining sales efforts for complementary products and create savings through a coordinated purchasing plan to reduce raw material and overall production costs. We expect that the full implementation of our synergy plan by early fiscal 2008 will produce approximately $40-$50 million of ongoing incremental annual operating income. These benefits could be higher if additional production, purchasing and sales improvements are realized.

As part of the synergy plan, in October 2005 we announced and have initiated several plant closures and transferred production to existing facilities:

•        Closure of the U.S. Pipe Chattanooga, Tennessee Plant.   Effective January 1, 2006, we transferred the valve and hydrant production of the U.S. Pipe Chattanooga, Tennessee plant to Mueller segment’s Chattanooga, Tennessee and Albertville, Alabama plants. The eventual closure of the U.S. Pipe Chattanooga, Tennessee plant will occur sometime in fiscal 2006. Total costs related to this plant closure are expected to be approximately $47.6 million, which will be expensed and included as a component of operating income in accordance with generally accepted accounting principles. Costs recorded as components of operating income for the three months and six months ended March 31, 2006 were $2.4 million and $18.3 million, respectively, charged to cost of sales related to inventory obsolescence and additional facility expenses and $4.3 million and $28.4 million, respectively, of restructuring costs primarily related to fixed asset impairments, severance, net pension curtailment settlement and environmental costs.

•        Closure of the Mueller segment’s Henry Pratt (“Pratt”) Valve Manufacturing Facility in Dixon, Illinois.   On January 26, 2006 we announced the closure of this facility by the end of fiscal 2006. The process of transferring the Dixon plant’s operations to other Pratt facilities has begun. Severance costs associated with this plant closure of approximately $1.4 million will be allocated to goodwill. Costs associated with relocating equipment will be expensed as incurred. For the three months ended March 31, 2006, the Company has recorded $0.3 million in severance costs to goodwill.

•        Closure of the Mueller Canada Milton, Ontario (“Milton”) Valve and Hydrant Manufacturing Facility.   On April 20, 2006, we announced the closure of this facility by the end of fiscal 2006. Production will be transferred to other Mueller facilities beginning in the third quarter of fiscal

2006. Severance costs associated with this plant closure will be charged to goodwill. Costs associated with relocating the Milton warehouse and equipment will be expensed as incurred. No costs have been incurred or charged to goodwill for the three months ended March 31, 2006.

•        The Company has other plans that were formally identified prior to the Acquisition to rationalize facilities and substantial cash expenditures in the form of severance and new equipment may be required to implement these plans. Although certain expenditures related to future plant rationalizations are expected to qualify for purchase accounting treatment and are not expected to be charged to operations, all costs of future facility rationalizations may not qualify for purchase accounting treatment.

•       In 2005, Walter Industries announced its plan to undertake an initial public offering (“the IPO”) and spin-off of the Company. The IPO is expected to take place during the quarter ending June 30, 2006, with a subsequent tax-free spin-off to Walter Industries’ stockholders not earlier than six months after the IPO of the Company of Walter Industries’ ownership interest in the Company. On February 3, 2006, the Company filed with the Securities and Exchange Commission a registration statement on Form S-1 (Registration No. 333-131536) for the IPO. The Company filed Amendment No. 1 to the registration statement on Form S-1/A on March 31, 2006 and Amendment No. 2 on May 2, 2006. The registration has not yet been declared effective.

•       Assuming that the IPO is completed during the quarter ending June 30, 2006, the Company expects to recognize a pre-tax charge of approximately $11 million associated with the early redemption of debt.

•       On January 4, 2006, the Company acquired Hunt Industries, Inc. (“Hunt”) for $6.8 million in cash. Hunt, based in Murfreesboro, Tennessee, is a manufacturer of meter pits and meter yokes which are sold by the Company’s Mueller segment.

•       On January 27, 2006, the Company acquired the operating assets of CCNE, L.L.C. (“CCNE”), a Connecticut-based manufacturer and seller of check valves to the water and wastewater treatment markets, for $8.8 million in cash. The Company acquired certain identifiable intangible assets in conjunction with the CCNE acquisition, resulting in additional annual amortization expense of approximately $1.5 million over the next four and a half years.

•       The Company has announced its intention to enter into a tax allocation agreement (“Tax Allocation Agreement”) with Walter Industries in connection with the IPO of the Company’s Common Stock and the announced spin-off of the Company by Walter Industries. Pursuant to the Tax Allocation Agreement, the Company and Walter Industries will make payments to each other to compensate the payee for income taxes owed and paid by the payee, subject to certain adjustments, that would not have been payable by that party had each party filed separate federal, state and local income tax returns for those periods prior to the spin-off in which the Company filed combined, consolidated or unitary (as applicable) federal, state and local returns as a consolidated subsidiary of Walter Industries. With respect to our tax assets, our right to reimbursement from Walter Industries will be determined based on the usage of such tax assets by the Walter Industries consolidated federal income tax group or the combined, consolidated or unitary state or local income tax group. For all periods prior to the spin-off, Walter Industries will continue to have all the rights of a parent of a consolidated group, will be the sole and exclusive agent for us in any and all matters relating to the combined, consolidated or unitary federal, state and local income tax liabilities of us, will have sole and exclusive responsibility for the preparation and filing of consolidated federal income and consolidated or combined state and local tax returns (or amended returns), and will have the power to contest or compromise any asserted tax adjustment or deficiency and to file, litigate or compromise any claim for refund on behalf of us related to any such combined, consolidated or unitary (as applicable) federal, state or local tax return.

•       The Company has announced its intention to issue restricted stock to officers and employees in connection with the IPO and intends to adopt a new 2006 stock incentive plan designed to promote long-term growth and financial success by providing incentives to employees and directors through grants of stock-based awards. Stock compensation expense, net of tax, resulting from the issuance of restricted stock in connection with the IPO is estimated to be $2.0 million in 2006.

•       As of March 31, 2006, scrap metal costs for our U.S. Pipe segment declined nearly 20% from their peak in 2004. The average cost of scrap iron per ton produced during the three months ended March 31, 2006 improved nearly 5% compared to the average cost during the three months ended March 31, 2005. Recently scrap costs have increased: the average cost of scrap iron per ton produced during the month of April 2006 increased 3.5% over the average cost during the three months ended March 31, 2006.

•       In the fiscal year ended September 30, 2005, on a pro forma basis, approximately 37% of our pro forma sales were to our ten largest distributors, and approximately 30% of our pro forma sales were to our three largest distributors: Hughes Supply, Ferguson Enterprises, and National Waterworks. While our relationships with our ten largest distributors have been of long duration, distributors in our industry have experienced significant consolidation in recent years. As consolidation among distributors continues, pricing pressure may result, which could lead to a significant decline in our profitability. For example, Home Depot acquired National Waterworks in 2005 and announced in March 2006 that it had completed its acquisition of Hughes Supply. As a result, two of our three largest distributors have been combined under common control. Moreover, the loss of any of National Waterworks, Hughes Supply or Ferguson Enterprises as a distributor could significantly reduce our levels of sales and profitability.

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

Results of Operations

Three Months Ended March 31, 2006 As Compared to the Three Months Ended March 31, 2005 (dollars in millions)

	Three months ended March 31,
	2006		2005		FY06 Q2 vs. FY05 Q2
		Percentage of net sales(1)		Percentage of net sales(1)	Increase/ (decrease)	Percentage increase/ (decrease)
	(dollars in millions)
Net sales
Mueller	$193.3	44.4%	$—	—%	$193.3
U.S. Pipe	119.7	27.5	124.7	100.0	(5.0)	(4.0)%
Anvil	127.4	29.3	—	—	127.4
Consolidating eliminations	(5.5)	(1.3)	—	—	(5.5)
Consolidated	$434.9	100.0	$124.7	100.0	$310.2
Gross profit
Mueller	$58.0	30.0	$—	—	$58.0
U.S. Pipe	9.4	7.9	10.6	8.5	(1.2)	(11.3)
Anvil	27.8	21.8	—	—	27.8
Consolidating eliminations	(0.6)	(0.1)	—	—	(0.6)
Consolidated	$94.6	21.8	$10.6	8.5	$84.0
Selling, general and administrative
Mueller	$18.8	9.7	$—	—	$18.8
U.S. Pipe	10.3	8.6	5.1	4.1	5.2
Anvil	22.8	17.9	—	—	22.8
Corporate	8.9	2.0	—	—	8.9
Consolidated	$60.8	13.9	$5.1	4.1	$55.7
Related party corporate charges
Mueller	$—	—	$—	—	$—
U.S. Pipe	2.0	1.7	1.8	1.4	0.2	11.1
Anvil	—	—	—	—	—
Consolidated	$2.0	0.5	$1.8	1.4	$0.2
Facility rationalization, restructuring and related costs
Mueller	$—	—	$—	—	$—
U.S. Pipe	4.3	3.6	—	—	4.3
Anvil	—	—	—	—	—
Consolidated	$4.3	1.0	$—	—	$4.3
Income (loss) from operations
Mueller	$39.2	20.3	$—	—	$39.2
U.S. Pipe	(7.2)	(6.0)	3.7	3.0	(10.9)
Anvil	5.0	3.9	—	—	5.0
Corporate	(8.9)	(2.0)	—	—	(8.9)
Consolidating eliminations	(0.6)	(0.1)	—	—	(0.6)
Consolidated	$27.5	6.3	$3.7	3.0	$23.8
Interest expense arising from related party payable to Walter	$—	—	$(5.1)	(4.1)	$5.1
Interest expense, net of interest income	(30.1)	(6.9)	(0.2)	(0.2)	(29.9)
Loss before income taxes	(2.6)	(0.6)	(1.6)	(1.3)	(1.0)
Income tax benefit	(0.8)	(0.2)	(0.4)	(0.3)	(0.4)
Net loss	$(1.8)	(0.4)	$(1.2)	(1.0)	$(0.6)

(1)           Percentages are by segment, if applicable.

Net Sales.   Consolidated net sales for the three months ended March 31, 2006 were $434.9 million, an increase of $310.2 million from $124.7 million in the prior year period. The increase was primarily related to the October 3, 2005 Acquisition of Predecessor Mueller.

Mueller segment net sales for the three months ended March 31, 2006 were $193.3 million.

U.S. Pipe segment net sales for the three months ended March 31, 2006 were $119.7 million, a decrease of $5.0 million, or 4.0% from $124.7 million in the prior year period. Net sales in the prior-year period included $13.2 million from the valve and hydrant business. As of January 1, 2006, the valve and hydrant business was transferred to the Mueller segment. The effect of this decrease was partially offset by increases in ductile iron pipe selling prices and shipments. Prices were higher than the prior year as the industry has been raising prices to mitigate rising scrap metal cost increases.

Anvil segment net sales for the three months ended March 31, 2006 were $127.4 million.

Gross Profit.   Consolidated gross profit for the three months ended March 31, 2006 was $94.6 million, an increase of $84.0 million compared to $10.6 million in the prior year period. The Acquisition of Predecessor Mueller contributed $85.2 million of the increase. Included in cost of sales for the three months ended March 31, 2006 was $11.8 million of purchase accounting adjustments related to valuing inventory acquired in the Acquisition at fair value and $0.2 million of purchase accounting adjustments related to valuing inventory acquired in the CCNE acquisition at fair value.

Mueller segment gross profit for the three months ended March 31, 2006 was $58.0 million. Included in cost of sales for the three months ended March 31, 2006 was $6.6 million of purchase accounting adjustments related to valuing inventory at fair value in connection with the Acquisition and $0.2 million of purchase accounting adjustments related to valuing inventory acquired in the CCNE acquisition at fair value.

U.S. Pipe segment gross profit for the three months ended March 31, 2006 was $9.4 million, a decrease of $1.2 million, or 11.3%, compared to $10.6 million in the prior year period. Gross margin decreased to 7.9% in the current period compared to 8.5% in the prior year period. Due to the plant closure process, current period actual production capacity at the U.S. Pipe Chattanooga facility was significantly lower than normal capacity, resulting in facility expenses of $2.4 million charged directly to cost of sales. Excluding the charges for facility expenses of $2.4 million, U.S. Pipe gross margins would have been $11.8 million, or 9.9% for the current period, compared to 8.5% in the prior year period. This increase is primarily due to higher ductile iron pipe selling prices.

Anvil segment gross profit for the three months ended March 31, 2006 was $27.8 million. Included in cost of sales for the three months ended March 31, 2006 was $5.2 million of purchase accounting adjustments related to valuing inventory acquired in the Acquisition at fair value.

Selling, General & Administrative.   Consolidated expenses for the three months ended March 31, 2006 were $60.8 million, an increase of $55.7 million, compared to $5.1 million in the prior year period. The prior period included a favorable $5.1 million insurance claim settlement. The acquisition of Predecessor Mueller accounted for $50.5 million of the increase. Expenses as a percentage of net sales increased to 13.9% in the current period compared to 4.1% in the prior year period. Excluding the $5.1 million favorable insurance settlement, prior year expenses were 8.2% as a percentage of net sales.

Mueller segment expenses for the three months ended March 31, 2006 were $18.8 million.

U.S. Pipe segment expenses for the three months ended March 31, 2006 were $10.3 million, compared to $5.1 million for the prior year period. As a percentage of net sales, expenses increased to 8.6% in the current period compared to 4.1% in the prior year period. The prior year period expense was favorably impacted by a $5.1 million insurance claim settlement.

Anvil segment expenses for the current period were $22.8 million.

Corporate segment expenses for the current period were $8.9 million.

Related Party Corporate Charges.   Certain costs incurred by Walter such as insurance, executive salaries, professional service fees, human resources, transportation, and other centralized business functions are allocated to its subsidiaries. Costs incurred by Walter that cannot be directly attributed to its subsidiaries are allocated to its subsidiaries based on estimated annual revenues.

Facility Rationalization, Restructuring and Related Costs.   The Company expensed $4.3 million of restructuring costs for the three months ended March 31, 2006, related to the closure of the U.S. Pipe Chattanooga, Tennessee plant. These costs are comprised of severance for terminated hourly employees of $0.4 million and pension and other post-employment benefit costs of $3.9 million.

Interest Expense Arising from Related Party Payable to Walter.   Interest expense was allocated to the Company up to the date of the Acquisition based upon the outstanding balance of the intercompany note. The intercompany note to Walter of $443.6 million was forgiven by Walter prior to October 3, 2005. There was no intercompany interest expense for the three months ended March 31, 2006 and $5.1 million for the three months ended March 31, 2005.

Interest Expense, Other, Net of Interest Income.   Interest expense, net of interest income, for the current period was $30.1 million and includes $29.4 million of interest expense on the $1,050.0 million senior secured term loan entered into on October 3, 2005 and the 10% Senior Subordinated Notes and the 14¾% Senior Discount Notes assumed by the Company as part of the October 3, 2005 Acquisition; and $1.3 million of amortization of deferred financing fees, partially offset by $0.1 million of gains on interest rate swaps and $0.5 million of interest income earned on cash balances for the current period.

Income Tax Benefit.   The provision for income taxes for the current period was a benefit of $0.8 million as compared to a benefit of $0.4 million in the prior year period. The effective tax rate for the second quarter of 2006 was 31%. The effective tax rate for the second quarter of 2005 was 25%. The estimated effective tax rate differs from the statutory rate primarily due to non-deductible interest and state income taxes.

Results of Operations

Six Months Ended March 31, 2006 As Compared to the Six Months Ended March 31, 2005 (dollars in millions)

	Six months ended March 31,
	2005		2005		2006 vs. 2005
		Percentage of net sales(1)		Percentage of net sales(1)	Increase/ (decrease)	Percentage increase/ (decrease)
	(dollars in millions)
Net sales
Mueller	$373.5	40.8%	$—	—%	$373.5
U.S. Pipe	290.8	31.8	265.9	100.0	24.9	9.4%
Anvil	260.2	28.4	—	—	260.2
Consolidating eliminations	(9.2)	(1.0)	—	—	(9.2)
Consolidated	$915.3	100.0	$265.9	100.0	$649.4
Gross profit
Mueller	$73.5	19.7	$—	—	$73.5
U.S. Pipe	18.5	6.4	23.3	8.8	(4.8)	(20.6)
Anvil	46.7	17.9	—	—	46.7
Consolidating eliminations	(0.6)	(0.1)	—	—	(0.6)
Consolidated	$138.1	15.1	$23.3	8.8	$114.8
Selling, general and administrative
Mueller	$38.1	10.2	$—	—	$38.1
U.S. Pipe	21.3	7.3	18.3	6.9	3.0	16.4
Anvil	43.2	16.6	—	—	43.2
Corporate	15.3	1.7	—	—	15.3
Consolidated	$117.9	12.9	$18.3	6.9	$99.6
Related party corporate charges
Mueller	$—	—	$—	—	$—
U.S. Pipe	3.8	1.3	3.7	1.4	0.1	2.7
Anvil	—	—	—	—	—
Consolidated	$3.8	0.4	$3.7	1.4	$0.1
Facility rationalization, restructuring and related costs
Mueller	$—	—	$—	—	$—
U.S. Pipe	28.4	9.8	—	—	28.4
Anvil	—	—	—	—	—
Consolidated	$28.4	3.1	$—	—	$28.4
Income (loss) from operations
Mueller	$35.4	9.5	$—	—	$35.4
U.S. Pipe	(35.0)	(12.0)	1.3	0.5	(36.3)
Anvil	3.5	1.3	—	—	3.5
Corporate	(15.3)	(1.7)	—	—	(15.3)
Consolidating eliminations	(0.6)	(0.1)	—	—	(0.6)
Consolidated	$(12.0)	(1.3)	$1.3	0.5	$(13.3)
Interest expense arising from related party payable to Walter	$—	—	$(11.0)	(4.1)	$11.0
Interest expense, net of interest income	(62.3)	(6.8)	(0.3)	(0.1)	(62.0)
Loss before income taxes	(74.3)	(8.1)	(10.0)	(3.8)	(64.3)
Income tax expense (benefit)	(23.7)	(2.6)	0.7	0.3	(24.4)
Net loss	$(50.6)	(5.5)	$(10.7)	(4.0)	$(39.9)

(1)    Percentages are by segment, if applicable.

Net Sales.   Consolidated net sales for the six months ended March 31, 2006 were $915.3 million, an increase of $649.4 million from $265.9 million in the prior year period. The increase was primarily related to the October 3, 2005 Acquisition of Predecessor Mueller, which accounted for $624.5 million or approximately 96% of the overall increase.

Mueller segment net sales for the six months ended March 31, 2006 were $373.5 million.

U.S. Pipe segment net sales for the six months ended March 31, 2006 were $290.8 million, an increase of $24.9 million, or 9.4% from $265.9 million in the prior year period. This increase was driven primarily by increases in ductile iron pipe selling prices and shipments. Prices were higher than the prior year as the industry has been raising prices to mitigate rising scrap metal cost increases. . Partially offsetting this increase was the transfer of $13.2 million of the U.S. Pipe segment valve and hydrant business to the Mueller segment. Anvil segment net sales for the six months ended March 31, 2006 were $260.2 million.

Gross Profit.   Consolidated gross profit for the six months ended March 31, 2006 was $138.1 million, an increase of $114.8 million compared to $23.3 million in the prior year period. The Acquisition of Predecessor Mueller contributed $119.6 million of the increase. Included in cost of sales for the six months ended March 31, 2006 was $70.2 million of purchase accounting adjustments related to valuing inventory acquired in the Acquisition at fair value and $0.2 million of purchase accounting adjustments related to valuing inventory acquired in the CCNE acquisition at fair value.

Mueller segment gross profit for the six months ended March 31, 2006 was $73.5 million. Included in cost of sales for the six months ended March 31, 2006 was $52.9 million of purchase accounting adjustments related to valuing inventory at fair value and $0.2 million of purchase accounting adjustments related to valuing inventory acquired in the CCNE acquisition at fair value.

U.S. Pipe segment gross profit for the six months ended March 31, 2006 was $18.5 million, a decrease of $4.8 million, or 20.6%, compared to $23.3 million in the prior year period. Gross margin decreased to 6.4% in the current period compared to 8.8% in the prior year period. On October 26, 2005 the Company announced that the U.S. Pipe Chattanooga plant would be closed during fiscal 2006 and that production of the U.S. Pipe valves and hydrants would be transferred to the Mueller manufacturing facilities at Albertville, Alabama and Chattanooga, Tennessee. In addition to transferring production to Mueller facilities, the sales responsibility for U.S. Pipe valve and hydrant product sales was transferred to the Mueller segment. In conjunction with this transfer, it was determined that certain U.S. Pipe inventory would not ultimately be sold. As a result, inventory obsolescence write-offs of $10.7 million were recorded to cost of sales during the first quarter.

In addition, because of the plant closure process, actual production capacity at the U.S. Pipe Chattanooga facility was significantly lower than normal capacity, resulting in year-to-date facility expenses of $7.6 million charged directly to cost of sales, of which $5.2 million was expensed in the first quarter.

Excluding the charges for inventory write-offs of $10.7 million and facility expenses of $7.6 million, U.S. Pipe gross margins would have been $36.8 million, or 12.7% for the year-to-date period, compared to 8.8% in the prior year period. This increase is primarily due to higher ductile iron pipe selling prices.

Anvil segment gross profit for the six months ended March 31, 2006 was $46.7 million. Included in cost of sales for the six months ended March 31, 2006 was $17.3 million of purchase accounting adjustments related to valuing inventory acquired in the Acquisition at fair value.

Selling, General & Administrative.   Consolidated expenses for the six months ended March 31, 2006 were $117.9 million, an increase of $99.6 million, compared to $18.3 million in the prior year period. The prior year period included a favorable $5.1 million insurance claim settlement. The Acquisition of Predecessor Mueller accounted for $96.6 million of the increase. Expenses as a percentage of net sales increased to 12.9% in the current period compared to 6.9% in the prior year period. Excluding the $5.1 million favorable insurance settlement, prior year expenses were 8.8% as a percentage of net sales.

Mueller segment expenses for the six months ended March 31, 2006 were $38.1 million.

U.S. Pipe segment expenses for the six months ended March 31, 2006 were $21.3 million, compared to $18.3 million for the prior year period. As a percentage of net sales, expenses increased to 7.3% in the current period compared to 6.9% in the prior year period. The prior period expense was favorably impacted by a $5.1 million insurance claim settlement and unfavorably impacted by a $4.0 million environmental charge related to the Anniston, Alabama site (shut down in 2003). Current period costs include higher management incentive accruals and increased outside sales commissions.

Anvil segment expenses for the current period were $43.2 million.

Corporate segment expenses for the current period were $15.3 million.

Related Party Corporate Charges.   Certain costs incurred by Walter such as insurance, executive salaries, professional service fees, human resources, transportation, and other centralized business functions are allocated to its subsidiaries. Costs incurred by Walter that cannot be directly attributed to its subsidiaries are allocated to its subsidiaries based on estimated annual revenues.

Facility Rationalization, Restructuring and Related Costs.   The Company expensed $28.4 million of restructuring costs for the six months ended March 31, 2006, related to the closure of the U.S. Pipe Chattanooga, Tennessee plant. These costs are comprised of fixed asset impairments of $19.0 million, severance for terminated hourly and salaried employees of $3.4 million, pension and other post-employment benefit costs of $3.9 million, and environmental costs of $2.1 million, primarily related to landfill closure and required site clean-up costs.

Interest Expense Arising from Related Party Payable to Walter.   Interest expense was allocated to the Company up to the date of the Acquisition based upon the outstanding balance of the intercompany note. The intercompany note to Walter of $443.6 million was forgiven by Walter prior to October 3, 2005. There was no intercompany interest expense for the six months ended March 31, 2006 and $11.0 million for the six months ended March 31, 2005.

Interest Expense, Other, Net of Interest Income.   Interest expense, net of interest income, for the current period was $62.3 million and includes $58.6 million of interest expense on the $1,050.0 million senior secured term loan entered into on October 3, 2005, and the 10% Senior Subordinated Notes and the 14 3/4% Senior Discount Notes assumed by the Company as part of the October 3, 2005 Acquisition; $2.5 million in commitment fees for a bridge loan which were expensed at the expiration of the bridge loan period during the current period and $2.5 million of amortization of deferred financing fees, partially offset by $0.5 million of gains on interest rate swaps and $0.8 million of interest income earned on unrestricted cash balances for the current period.

Income Tax Expense (Benefit).   The provision for income taxes for the current period was a benefit of $23.7 million as compared to an expense of $0.7 million in the prior year period. The effective tax rate for the first six months of 2006 was 32%. The effective tax rate for the first six months of 2005 was 7%. The estimated effective tax rate differs from the statutory rate primarily due to non-deductible interest and state income taxes. The effective tax rate for the six months ended March 31, 2005 was also impacted by the recording of a $3.6 million valuation allowance against state deferred tax assets at the U.S. Pipe segment.

Supplemental Information—Results of Operations for the Three Months Ended March 31, 2006 Compared to Pro Forma Results of Operations for the Three Months Ended March 31, 2005

The unaudited pro forma results of operations for the three months ended March 31, 2005 is presented as if the Acquisition of Predecessor Mueller and borrowings under the 2005 Mueller Credit Agreement had taken place on October 1, 2004 and were carried forward through March 31, 2005.

Pro Forma Results of Operations

Actual Three Months Ended March 31, 2006 As Compared to the Pro Forma Three Months Ended March 31, 2005 (dollars in millions)

	Three months ended March 31,				Actual FY06 Q2 vs.
	Actual 2006		Pro Forma 2005		Pro Forma FY05 Q2
		Percentage of net sales(1)		Percentage of net sales(1)	Increase/ (decrease)	Percentage increase/ (decrease)
	(dollars in millions)
Net sales
Mueller	$ 193.3	44.4%	$ 170.1	41.5%	$ 23.2	13.6%
U.S. Pipe	119.7	27.5	124.7	30.4	(5.0)	(4.0)
Anvil	127.4	29.3	115.1	28.1	12.3	10.7
Consolidating eliminations	(5.5)	(1.3)	—	—	(5.5)
Consolidated	$ 434.9	100.0	$ 409.9	100.0	$ 25.0	6.1
Gross profit
Mueller	$ 58.0	30.0	$ 54.6	32.1	$ 3.4	6.3
U.S. Pipe	9.4	7.9	10.6	8.5	(1.2)	(11.3)
Anvil	27.8	21.8	30.4	26.4	(2.6)	(8.6)
Consolidating eliminations	(0.6)	(0.1)	—	—	(0.6)
Consolidated	$ 94.6	21.8	$ 95.6	23.3	$ (1.0)	(1.0)
Selling, general and administrative
Mueller	$ 18.8	9.7	$ 21.6	12.7	$ (2.8)	(13.0)
U.S. Pipe	10.3	8.6	5.1	4.1	5.2
Anvil	22.8	17.9	22.2	19.3	0.6	2.7
Corporate	8.9	2.0	6.7	1.6	2.2	32.8
Consolidated	$ 60.8	13.9	$ 55.6	13.6	$ 5.2	9.4
Related party corporate charges
Mueller	$ —	—	$ —	—	$ —
U.S. Pipe	2.0	1.7	1.8	1.4	0.2	11.1
Anvil	—	—	—	—	—
Consolidated	$ 2.0	0.5	$ 1.8	0.4	$ 0.2	11.1
Facility rationalization, restructuring and related costs
Mueller	$ —	—	$ 1.5	0.9	$ (1.5)
U.S. Pipe	4.3	3.6	—	—	4.3
Anvil	—	—	—	—	—
Consolidated	$ 4.3	1.0	$ 1.5	0.4	$ 2.8
Income (loss) from operations
Mueller	$ 39.2	20.3	$ 31.5	18.5	$ 7.7	24.4
U.S. Pipe	(7.2)	(6.0)	3.7	3.0	(10.9)
Anvil	5.0	3.9	8.2	7.1	(3.2)	(39.0)
Corporate	(8.9)	(2.0)	(6.7)	(1.6)	(2.2)	(32.8)
Consolidating eliminations	(0.6)	(0.1)	—	—	(0.6)
Consolidated	$ 27.5	6.3	$ 36.7	9.0	$ (9.2)	(25.1)
Interest expense arising from related party payable to Walter	$ —	—	$ —	—	$ —
Interest expense, net of interest income	(30.1)	(6.9)	(33.8)	(8.2)	3.7	10.9
Income (loss) before income taxes	(2.6)	(0.6)	2.9	0.7	(5.5)
Income tax expense (benefit)	(0.8)	(0.2)	1.6	0.4	(2.4)
Net income (loss)	$ (1.8)	(0.4)	$ 1.3	0.3	$ (3.1)

(1)             Percentages are by segment, if applicable.

Management’s discussion below reflects its analysis of the pro forma data presented above. Management believes that the pro forma comparisons will assist in understanding trends in the Company’s business in the factors that management considers critical to assessing the Company’s operating and financial performance.

Net Sales.   Consolidated net sales for the three months ended March 31, 2006 were $434.9 million, an increase of $25.0 million from $409.9 million in the prior year period.

Mueller segment net sales for the three months ended March 31, 2006 were $193.3 million, an increase of $23.2 million, or 13.6% from $170.1 million in the prior year period. This increase was primarily driven by higher pricing in hydrants and brass water products and higher volumes in gate valves and water meters, plus the addition of the U.S. Pipe segment’s valve and hydrant volume, transferred to the Mueller segment effective January 1, 2006.

U.S. Pipe segment net sales for the three months ended March 31, 2006 were $119.7 million, a decrease of $5.0 million, or 4.0% from $124.7 million in the prior year period. Net sales in the prior-year period included $13.2 million from the valve and hydrant business. As of January 1, 2006, the valve and hydrant business was transferred to the Mueller segment. The effect of this decrease was partially offset by increases in ductile iron pipe selling prices and shipments. Prices were higher than the prior year as the industry has been raising prices to mitigate rising scrap metal cost increases.

Anvil segment net sales for the three months ended March 31, 2006 were $127.4 million, an increase of $12.3 million, or 10.7% from $115.1 million in the prior year period. This increase was primarily driven by higher volume and pricing on its commercial construction and oilfield market products.

Gross Profit.   Consolidated gross profit for the three months ended March 31, 2006 was $94.6 million, a decrease of $1.0 million compared to $95.6 million in the prior year period. Included in cost of sales for the three months ended March 31, 2006 was $11.8 million of purchase accounting adjustments related to valuing inventory acquired in the Acquisition at fair value and $0.2 million of purchase accounting adjustments related to valuing inventory acquired in the CCNE acquisition at fair value.

Mueller segment gross profit for the three months ended March 31, 2006 was $58.0 million, an increase of $3.4 million, or 6.3% from $54.6 million in the prior year period. Gross margin decreased to 30.0% in the current period compared to 32.1% in the prior year period. The current period includes $6.6 million related to the amortization expense resulting from the purchase accounting adjustment to increase acquired inventories to fair value on the date of Acquisition and $0.2 million of purchase accounting adjustments related to valuing inventory acquired in the CCNE acquisition at fair value. Excluding the effects of these purchase accounting adjustments, gross profit would have been $64.8 million and gross margin would have been 33.5% compared to 32.1% in the prior year period. This increase was primarily due to higher pricing in hydrants and brass water products and higher volumes in gate valves and water meters.

U.S. Pipe segment gross profit for the three months ended March 31, 2006 was $9.4 million, a decrease of $1.2 million, or 11.3%, compared to $10.6 million in the prior year period. Gross margin decreased to 7.9% in the current period compared to 8.5% in the prior year period. Due to the plant closure process, current period actual production capacity at the U.S. Pipe Chattanooga facility was significantly lower than normal capacity, resulting in facility expenses of $2.4 million charged directly to cost of sales. Excluding the charges for facility expenses of $2.4 million, U.S. Pipe gross margins would have been $11.8 million, or 9.9% for the current period, compared to 8.5% in the prior year period. This increase is primarily due to higher ductile iron pipe selling prices.

Anvil segment gross profit for the three months ended March 31, 2006 was $27.8 million, a decrease of $2.6 million, or 8.6%, compared to $30.4 million in the prior year period. The current period includes $5.2 million related valuing inventory acquired in the Acquisition at fair value. Excluding the effects of this purchase accounting adjustment, gross profit would have been $33.0 million and gross margin would have been 25.9% compared to 26.4% in the prior year period.

Selling, General & Administrative.   Consolidated expenses for the three months ended March 31, 2006 were $60.8 million, an increase of $5.2 million, compared to $55.6 million in the prior year period. The prior period included a favorable $5.1 million insurance claim settlement. Expenses as a percentage of net sales increased slightly to 13.9% in the current period compared to 13.6% in the prior year period. Excluding the $5.1 million favorable insurance settlement, prior year expenses were 14.8% as a percentage of net sales.

Mueller segment expenses for the three months ended March 31, 2006 were $18.8 million, a decrease of $2.8 million, or 13.0%, compared to $21.6 million in the prior year period. Expenses as a percentage of net sales improved to 9.7% in the current period compared to 12.7% in the prior year period.

U.S. Pipe segment expenses for the three months ended March 31, 2006 were $10.3 million, compared to $5.1 million for the prior year period. As a percentage of net sales, expenses increased to 8.6% in the current period compared to 4.1% in the prior year period. The prior year period expense was favorably impacted by a $5.1 million insurance claim settlement. Excluding the $5.1 million insurance claim settlement, expenses were 8.2% in the prior year period.

Anvil segment expenses for the current period were $22.8 million, an increase of $0.6 million, or 2.7%, compared to $22.2 million in the prior year period. Expenses as a percentage of net sales improved to 17.9% in the current period compared to 19.3% in the prior year period.

Corporate segment expenses for the current period were $8.9 million, an increase of $2.2 million compared to $6.7 million in the prior year period. This is primarily due to $0.6 million of increased costs compared to the prior year period related to efforts to achieve future compliance with Sarbanes-Oxley requirements.

Related Party Corporate Charges.   Certain costs incurred by Walter such as insurance, executive salaries, professional service fees, human resources, transportation, and other centralized business functions are allocated to its subsidiaries. Costs incurred by Walter that cannot be directly attributed to its subsidiaries are allocated to its subsidiaries based on estimated annual revenues.

Facility Rationalization, Restructuring and Related Costs.   The Company expensed $4.3 million of restructuring costs for the three months ended March 31, 2006, related to the closure of the U.S. Pipe Chattanooga, Tennessee plant. These costs are comprised of severance for terminated hourly employees of $0.4 million and pension and other post-employment benefit costs of $3.9 million. The prior year period includes $1.5 million of severance expense related to the closure of a Mueller segment manufacturing facility in Colorado.

Interest Expense, Net of Interest Income.   Interest expense, net of interest income, for the current period was $30.1 million and includes $29.4 million of interest expense on the $1,050.0 million senior secured term loan entered into on October 3, 2005, and the 10% Senior Subordinated Notes and the 14 3/4% Senior Discount Notes assumed by the Company as part of the October 3, 2005 Acquisition and $1.3 million of amortization of deferred financing fees, partially offset by $0.1 million of gains on interest rate swaps and $0.5 million of interest income earned on unrestricted cash balances for the period. Interest expense, net of interest income, for the prior year period was $33.8 million. The decrease is primarily due to the inclusion in the prior year period of $5.1 million of interest expense arising from a related party payable to Walter.

Supplemental Information—Results of Operations for the Six Months Ended March 31, 2006 Compared to Pro Forma Results of Operations for the Six Months Ended March 31, 2005

The unaudited pro forma results of operations for the six months ended March 31, 2005 is presented as if the Acquisition of Predecessor Mueller and borrowings under the 2005 Mueller Credit Agreement had taken place on October 1, 2004 and were carried forward through March 31, 2005.

Pro Forma Results of Operations

Actual Six Months Ended March 31, 2006 As Compared to the Pro Forma Six Months Ended March 31, 2005 (dollars in millions)

	Six months ended March 31,				Actual 2006 vs.
	Actual 2006		Pro Forma 2005		Pro Forma 2005
		Percentage of net sales(1)		Percentage of net sales(1)	Increase/ (decrease)	Percentage increase/ (decrease)
	(dollars in millions)
Net sales
Mueller	$373.5	40.8%	$308.7	38.2%	$64.8	21.0%
U.S. Pipe	290.8	31.8	265.9	33.0	24.9	9.4
Anvil	260.2	28.4	232.6	28.8	27.6	11.9
Consolidating eliminations	(9.2)	(1.0)	—	—	(9.2)
Consolidated	$915.3	100.0	$807.2	100.0	$108.1	13.4
Gross profit
Mueller	$73.5	19.7	$97.4	31.6	$(23.9)	(24.5)
U.S. Pipe	18.5	6.4	23.3	8.8	(4.8)	(20.6)
Anvil	46.7	17.9	60.5	26.0	(13.8)	(22.8)
Consolidating eliminations	(0.6)	(0.1)	—	—	(0.6)
Consolidated	$138.1	15.1	$181.2	22.4	$(43.1)	(23.8)
Selling, general and administrative
Mueller	$38.1	10.2	$42.6	13.8	$(4.5)	(10.6)
U.S. Pipe	21.3	7.3	18.3	6.9	3.0	16.4
Anvil	43.2	16.6	42.2	18.1	1.0	2.4
Corporate	15.3	1.7	12.1	1.5	3.2	26.4
Consolidated	$117.9	12.8	$115.2	14.3	$2.7	2.3
Related party corporate charges
Mueller	$—	—	$—	—	$—
U.S. Pipe	3.8	1.3	3.7	1.4	0.1	2.7
Anvil	—	—	—	—	—
Consolidated	$3.8	0.4	$3.7	0.5	$0.1	2.7
Facility rationalization, restructuring and related costs
Mueller	$—	—	$1.6	0.5	$(1.6)
U.S. Pipe	28.4	9.8	—	—	28.4
Anvil	—	—	—	—	—
Consolidated	$28.4	3.1	$1.6	0.2	$26.8
Income (loss) from operations
Mueller	$35.4	9.5	$53.2	17.2	$(17.8)	(33.5)
U.S. Pipe	(35.0)	(12.0)	1.3	0.5	(36.3)
Anvil	3.5	1.3	18.3	7.9	(14.8)	(80.9)
Corporate	(15.3)	(1.7)	(12.1)	(1.5)	(3.2)	(26.4)
Consolidating eliminations	(0.6)	(0.1)	—	—	(0.6)
Consolidated	$(12.0)	(1.3)	$60.7	7.5	$(72.7)
Interest expense arising from related party payable to Walter	$—	—	$—	—	$—
Interest expense, net of interest income	(62.3)	(6.8)	(68.8)	(8.5)	6.5	9.4
Loss before income taxes	(74.3)	(8.1)	(8.1)	(1.0)	(66.2)
Income tax expense (benefit)	(23.7)	(2.6)	2.0	0.2	(25.7)
Net loss	$(50.6)	(5.5)	$(10.1)	(1.3)	$(40.5)

(1)             Percentages are by segment, if applicable.

Management’s discussion below reflects its analysis of the pro forma data presented above. Management believes that the pro forma comparisons will assist in understanding trends in the Company’s business in the factors that management considers critical to assessing the Company’s operating and financial performance.

Net Sales.   Consolidated net sales for the six months ended March 31, 2006 were $915.3 million, an increase of $108.1 million from $807.2 million in the prior year period.

Mueller segment net sales for the six months ended March 31, 2006 were $373.5 million, an increase of $64.8 million, or 21.0% from $308.7 million in the prior year period. This increase was primarily driven by higher pricing and volumes in hydrants and water valves, plus the addition of the U.S. Pipe segment’s valve and hydrant volume, transferred to the Mueller segment effective January 1, 2006.

U.S. Pipe segment net sales for the six months ended March 31, 2006 were $290.8 million, an increase of $24.9 million, or 9.4% from $265.9 million in the prior year period. This increase was driven primarily by increases in ductile iron pipe selling prices and shipments. Prices were higher than the prior year as the industry has been raising prices to mitigate rising scrap metal cost increases. . Partially offsetting this increase was the transfer of $13.2 million of the U.S. Pipe segment valve and hydrant business to the Mueller segment.

Anvil segment net sales for the six months ended March 31, 2006 were $260.2 million, an increase of $27.6 million, or 11.9% from $232.6 million in the prior year period. This increase was primarily the result of continued strength in the non-residential construction, oilfield and mechanical markets for grooved and hanger products and growth in the sales of foreign-sourced products and price increases implemented in late fiscal 2005.

Gross Profit.   Consolidated gross profit for the six months ended March 31, 2006 was $138.1 million, a decrease of $43.1 million compared to $181.2 million in the prior year period. Included in cost of sales for the six months ended March 31, 2006 was $70.2 million of purchase accounting adjustments related to valuing inventory acquired in the Acquisition at fair value and $0.2 million of purchase accounting adjustments related to valuing inventory acquired in the CCNE acquisition at fair value.

Mueller segment gross profit for the six months ended March 31, 2006 was $73.5 million, a decrease of $23.9 million, or 24.5% from $97.4 million in the prior year period. Gross margin decreased to 19.7% in the current period compared to 31.6% in the prior year period. The current period includes $52.9 million related to the amortization expense resulting from the purchase accounting adjustment to increase acquired inventories to fair value on the date of acquisition and $0.2 million of purchase accounting adjustments related to valuing inventory acquired in the CCNE acquisition at fair value. Excluding the effects of these purchase accounting adjustments, gross profit in the current period would have been $126.6 million and gross margin would have been 33.9% compared to 31.6% in the prior year period. This increase was primarily due to higher pricing and volumes, particularly in hydrants and water valves.

U.S. Pipe segment gross profit for the six months ended March 31, 2006 was $18.5 million, a decrease of $4.8 million, or 20.6%, compared to $23.3 million in the prior year period. Gross margin decreased to 6.4% in the current period compared to 8.8% in the prior year period. On October 26, 2005 the Company announced that the U.S. Pipe Chattanooga plant would be closed during fiscal 2006 and that production of the U.S. Pipe valves and hydrants would be transferred to the Mueller manufacturing facilities at Albertville, Alabama and Chattanooga, Tennessee. In addition to transferring production to Mueller facilities, the sales responsibility for U.S. Pipe valve and hydrant product sales was transferred to the Mueller segment. In conjunction with this transfer, it was determined that certain U.S. Pipe inventory would not ultimately be sold. As a result, inventory obsolescence write-offs of $10.7 million were recorded to cost of sales during the first quarter.

In addition, because of the plant closure process, actual production capacity at the U.S. Pipe Chattanooga facility was significantly lower than normal capacity, resulting in year-to-date facility expenses of $7.6 million charged directly to cost of sales, of which $5.2 million was expensed in the first quarter.

Excluding the charges for inventory write-offs of $10.7 million and facility expenses of $7.6 million, U.S. Pipe gross margins would have been $36.8 million, or 12.7% for the year-to-date period, compared to 8.8% in the prior year period. This increase is primarily due to higher ductile iron pipe selling prices.

Anvil segment gross profit for the six months ended March 31, 2006 was $46.7 million, a decrease of $13.8 million, or 22.8%, compared to $60.5 million in the prior year period. The current period includes $17.3 million related to the amortization expense resulting from the purchase accounting adjustment related to valuing inventory acquired in the Acquisition at fair value. Excluding the effects of this purchase accounting adjustment, gross profit would have been $64.0 million and gross margin would have been 24.6% compared to 26.0% in the prior year period.

Selling, General & Administrative.   Consolidated expenses for the six months ended March 31, 2006 were $117.9 million, an increase of $2.7 million, compared to $115.2 million in the prior year period. The prior peiod included a favorable $5.1 million insurance claim settlement. Expenses as a percentage of net sales improved to 12.8% in the current period compared to 14.3% in the prior year period. Excluding the $5.1 million favorable insurance settlement, prior year expenses were 14.9% as a percentage of net sales.

Mueller segment expenses for the six months ended March 31, 2006 were $38.1 million, a decrease of $4.5 million, or 10.6%, compared to $42.6 million in the prior year period. Expenses as a percentage of net sales improved to 10.2% in the current period compared to 13.8% in the prior year period.

U.S. Pipe segment expenses for the six months ended March 31, 2006 were $21.3 million, compared to $18.3 million for the prior year period. As a percentage of net sales, expenses increased to 7.3% in the current period compared to 6.9% in the prior year period. The prior period expense was favorably impacted by a $5.1 million insurance claim settlement and unfavorably impacted by a $4.0 million environmental charge related to the Anniston, Alabama site (shut down in 2003). Current period costs include higher management incentive accruals and increased outside sales commissions.

Anvil segment expenses for the current period were $43.2 million, an increase of $1.0 million, or 2.4%, compared to $42.2 million in the prior year period. Expenses as a percentage of net sales improved to 16.6% in the current period compared to 18.1% in the prior year period.

Corporate segment expenses for the current period were $15.3 million, an increase of $3.2 million compared to $12.1 million in the prior year period. This is primarily due to $1.2 million of increased costs compared to the prior year period related to efforts to achieve future compliance with Sarbanes-Oxley requirements.

Related Party Corporate Charges.   Certain costs incurred by Walter such as insurance, executive salaries, professional service fees, human resources, transportation, and other centralized business functions are allocated to its subsidiaries. Costs incurred by Walter that cannot be directly attributed to its subsidiaries are allocated to its subsidiaries based on estimated annual revenues.

Facility Rationalization, Restructuring and Related Costs.   The Company expensed $28.4 million of restructuring costs for the six months ended March 31, 2006, related to the closure of the U.S. Pipe Chattanooga, Tennessee plant. These costs are comprised of fixed asset impairments of $19.0 million, severance for terminated hourly and salaried employees of $3.4 million, pension and other post-employment benefit costs of $3.9 million, and environmental costs of $2.1 million, primarily related to landfill closure and required site clean-up costs. The prior year period includes $1.6 million of severance expense related to the closure of a Mueller segment manufacturing facility in Colorado.

Interest Expense, Net of Interest Income.   Interest expense, net of interest income, for the current period was $62.3 million and includes $58.6 million of interest expense on the $1,050.0 million senior secured term loan entered into on October 3, 2005, and the 10% Senior Subordinated Notes and the 14 3/4% Senior Discount Notes assumed by the Company as part of the October 3, 2005 Acquisition; $2.5 million in commitment fees for a bridge loan which were expensed at the expiration of the bridge loan period during the current period and $2.5 million of amortization of deferred financing fees, partially offset by $0.5 million of gains on interest rate swaps and $0.8 million of interest income earned on unrestricted cash balances for the period. Interest expense, net of interest income, for the prior year period was $68.8 million. The decrease is primarily due to the inclusion in the prior year period of $11.0 million of interest expense arising from a related party payable to Walter.

Financial Condition

Cash and cash equivalents increased from zero at September 30, 2005 to $41.1 million at March 31, 2006, reflecting $63.1 million in cash flows provided by operations and $40.0 million in cash flows provided by financing activities, partially offset by $62.0 million of cash flows used in investing activities. At September 30, 2005, U.S. Pipe was a wholly-owned subsidiary of Walter and all of its net cash activity was transferred into Walter’s concentrated cash management system on a daily basis.

Net receivables, consisting principally of trade receivables, were $272.7 million at March 31, 2006, an increase of $154.2 million from September 30, 2005. The Acquisition accounted for an increase of $186.6 million, partially offset by a $32.4 million decrease for the U.S. Pipe segment, primarily due to lower U.S. Pipe sales levels for the quarter ended March 31, 2006 compared to the quarter ended September 30, 2005 due primarily to seasonality.

Inventories were $460.3 million at March 31, 2006, an increase of $313.1 million from September 30, 2005. The Acquisition accounted for an increase of $334.7 million, partially offset by a $21.6 million decrease for the U.S. Pipe segment, primarily due to seasonal reductions in pipe, valve, and hydrant inventories and a $10.7 million inventory obsolescence write-down recorded during the six months ended March 31, 2006. The inventory obsolescence write-down was a result of the decision to close the U.S. Pipe Chattanooga, Tennessee plant and transfer the valve and hydrant production of the plant to Mueller’s Chattanooga, Tennessee and Albertville, Alabama plants.

Current deferred income taxes, net, were $58.1 million at March 31, 2006, an increase of $47.0 million from September 30, 2005. The Acquisition accounted for $25.9 million of the increase. The remainder of the increase was primarily due to increases in non-deductible accruals and reserves and a net operating loss carryforward from the three day period ending October 3, 2005.

Prepaid expenses, consisting principally of maintenance supplies and tooling parts and prepaid insurance premiums, were $31.1 million at March 31, 2006, an increase of $29.6 million from September 30, 2005. The Acquisition accounted for $31.3 million of the increase. This was partially offset by $0.3 million of prepaid tooling depreciation expense.

Property, plant and equipment was $340.7 million at March 31, 2006, an increase of $191.5 million from September 30, 2005, primarily due to assets acquired in the Acquisition of $215.7 million and capital expenditures of $30.9 million, partially offset by fixed assets impairments resulting from the U.S. Pipe Chattanooga plant closure of $17.8 million and fixed asset depreciation expense of $34.1 million.

Deferred financing fees, net, were $30.7 million at March 31, 2006. There were no deferred financing fees at September 30, 2005. All fees are related to the 2005 Mueller Credit Agreement entered into in conjunction with the October 3, 2005 Acquisition and the existing 10% Senior Subordinated Notes and 14 3/4 % Senior Discount Notes at Predecessor Mueller that were assumed as part of the Acquisition.

Due from parent, Walter Industries was $20.0 million at March 31, 2006, representing a $20.0 million note receivable for cash loaned to Walter by the Company subsequent to the Acquisition. There was no such amount at September 30, 2005.

Identifiable intangibles, net, were $849.0 million at March 31, 2006. There were no such intangibles at September 30, 2005. Certain intangibles were identified during the allocation of the purchase of the Acquisition: (a) indefinite-lived intangible assets consisting of trade names and trademarks of $403.0 million; and (b) definite-lived intangible assets consisting of customer relationships of $396.6 million and technology of $56.3 million. An additional $6.7 million was booked for technology acquired in the purchase of CCNE during the quarter ended March 31, 2006. Amortization expense resulting from definite-lived intangible assets for the six months ended March 31, 2006 was $7.0 million.

Goodwill was $855.5 million at March 31, 2006, an increase of $797.1 million from September 30, 2005. This increase represents goodwill identified during the allocation of the purchase price of the Acquisition of $790.3 million and $6.8 million related to the acquisition of Hunt Industries.

Accounts payable were $110.3 million at March 31, 2006, an increase of $57.8 million from September 30, 2005 primarily as a result of the Acquisition.

Accrued expenses and other liabilities were $109.3 million at March 31, 2006, an increase of $74.6 million compared to September 30, 2005 primarily as a result of the Acquisition.

Long-term debt, including the current portion, was $1,549.3 million at March 31, 2006. There was no debt payable to non-affiliates at September 30, 2005. All debt amounts are related to the 2005 Mueller Credit Agreement entered into in conjunction with the Acquisition and existing notes and capital leases that were assumed as part of the Acquisition.

Payable to parent, Walter Industries, was $2.9 million at March 31, 2006 compared to $443.6 million at September 30, 2005. In conjunction with the contribution of U.S. Pipe to Group at October 3, 2005, the intercompany balance was forgiven. The remaining payable represents certain costs incurred by Walter which benefited the Company and are required to be settled in cash.

Accrued pension liability increased $51.8 million to $105.4 million at March 31, 2006. The Acquisition accounted for an increase of $42.8 million. The remainder of the increase was primarily due to $3.7 million of normal provision for net periodic benefit cost and $5.0 million of costs related to the closure of the U.S. Pipe Chattanooga, Tennessee plant.

Non-current deferred income taxes, net, were $294.6 million at March 31, 2006, an increase of $294.6 million compared to September 30, 2005 primarily as a result of the Acquisition.

Statement of Cash Flows

Historically, our financing requirements have been funded primarily through borrowings from Walter Industries. As of the Acquisition date, the Company’s financing requirements are funded through cash generated by operating activities and borrowings under our revolving credit facility.

Cash flows from operating activities.   Net cash provided by operations was $63.1 million for the first six months of 2006, compared to net cash used of $7.0 million for the first six months of 2005. The difference was due primarily to the operations of Predecessor Mueller, acquired on October 3, 2005.

Cash flows used in investing activities.   In the first six months of 2006 net cash used in investing activities was $62.0 million compared $7.0 million of net cash provided in the first six months of 2005. The difference was due primarily to the operations of Predecessor Mueller, acquired on October 3, 2005.

Cash flows from financing activities.   Net cash provided by financing activities was $40.0 million for the first six months of 2006, compared to net cash used in the first six months of 2005 of $0.1 million. This was primarily due to the operations of Predecessor Mueller, acquired on October 3, 2005, a transaction which included $76.3 million due to the Walter contribution of Predecessor Mueller’s cash.

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

The 2005 Credit Agreement and subordinated notes described below are obligations of Mueller Group and impose limitations on its ability to pay dividends to us. For example, the subordinated notes limit the amount of “restricted payments”, including dividends, that Mueller Group can make. Generally, under these notes Mueller Group can pay dividends only if its fixed charge coverage ratio (as defined) is 2.5 to 1 or better and only from an amount equal to 50% of its cumulative net income (as defined) since January 1, 2004. Mueller Group’s ability to generate net income will depend upon various factors that may be beyond our control. Accordingly, Mueller Group may not generate sufficient cash flow or be permitted by the terms of its debt to pay dividends or distributions to us in amounts sufficient to allow us to pay cash interest on our outstanding indebtedness or to satisfy our other cash needs. We would then be required to secure alternate financing, which may not be available on acceptable terms, or at all.

Mueller Group’s principal sources of liquidity have been, and are expected to be, cash flow from operations and borrowings under the 2005 Mueller Credit Agreement. Its principal uses of cash will be debt service requirements as described below, capital expenditures, working capital requirements, dividends to the Company to finance our cash needs and possible acquisitions.

Debt Service

As of March 31, 2006, we had total consolidated indebtedness of approximately $1,549.3 million and approximately $113.6 million of borrowings available under the revolver portion of the 2005 Mueller Credit Agreement, subject to customary conditions. As of March 31, 2006, Mueller Group had $31.4 million in letters of credit outstanding under the 2005 Mueller Credit Agreement, which reduces availability for borrowings thereunder. The significant debt service obligations under the credit facility and indentures could have material consequences to our security holders. Our key financial covenants are dependent on attaining certain levels of EBITDA, as defined in the respective debt arrangements. The most restrictive covenant in effect at March 31, 2006 related to a leverage ratio, as defined in the 2005 Mueller Credit Agreement, which required approximately $241 million of EBITDA over the trailing twelve months, based on net debt outstanding at March 31, 2006. We were in compliance with this covenant at March 31, 2006.

2005 Mueller Credit Agreement:   On October 3, 2005, Group entered into a credit agreement (the “2005 Mueller Credit Agreement”) consisting of a $145 million senior secured revolving credit facility maturing in October 2010 (the “2005 Mueller Revolving Credit Facility”) and a $1,050 million senior secured term loan maturing in October 2012 (the “2005 Mueller Term Loan”). The 2005 Mueller Credit Agreement is a secured obligation of Group and substantially all of its wholly-owned domestic subsidiaries, including U.S. Pipe. The 2005 Mueller Term Loan requires quarterly principal payments of $2.6 million through October 3, 2012, at which point in time the remaining principal outstanding is due. The commitment fee on the unused portion of the 2005 Mueller Revolving Credit Facility is 0.50% and the interest rate is a floating interest rate of 2.5% over LIBOR. The 2005 Mueller Term Loan carries a floating interest rate of 2.25% over LIBOR. As of March 31, 2006, the average interest rate was 7.0%.

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

The 2005 Mueller Credit Agreement also contains financial covenants requiring Group to maintain:

•       an interest expense coverage ratio of at least 2.25 to 1.00 (increasing to 2.50 to 1.00 beginning with the four quarter period ending December 31, 2007);

•       a consolidated leverage ratio of not more than 5.50 to 1.00 (decreasing in annual increments to 4.00 to 1.00 by the four quarter period ending December 31, 2008); and

•       a consolidated senior secured leverage ratio of not more than 4.25 to 1.00 (decreasing in annual increments to 3.00 to 1.00 by the four quarter period ending December 31, 2008).

An amendment to the 2005 Mueller Credit Agreement made in January 2006 provides that in the event of an initial public offering, Group may pay annual dividends of up to $8.5 million to the Company to pay its common shareholders.

10% Senior Subordinated Notes:   In 2004, Mueller Group, Inc. (now, Mueller Group, LLC) issued $315 million principal face amount of 10% senior subordinated notes due 2012. The senior subordinated notes are guaranteed by each of Group’s existing domestic restricted subsidiaries. The subordinated notes contain customary covenants and events of default, including covenants that limit Group’s ability to incur debt, pay dividends and make investments. The effective interest rate was 7.3% as of March 31, 2006.

14¾% Senior Discount Notes:   In 2004, Predecessor Mueller issued 223,000 units, consisting of $223 million principal face amount of 14¾% senior discount notes due 2014 and warrants to purchase 24,487,383 shares of Predecessor Mueller’s common stock. In connection with the Acquisition, these warrants were cancelled and converted into the right to receive cash equal to the number of shares of common stock into which the warrants would have been exercisable multiplied by the per-share merger consideration (less the exercise price per warrant). The senior discount notes remain senior unsecured obligations of the Company and are effectively subordinated to all of its existing and future secured debt and to all indebtedness and other liabilities of the Company’s subsidiaries, including Group. The senior discount notes do not require cash interest payments until April 2009. The effective interest rate was 10.4% as of March 31, 2006.

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

As disclosed in the Registration Statement on Form S-1/A filed on May 2, 2006 with the Securities and Exchange Commission, we anticipate using the net proceeds from the public offering of our Common Stock , as well as any proceeds received from any exercise of the underwriters’ option to purchase additional shares of Common Stock, to repay certain of our indebtedness, including a portion of Group’s term loan under the 2005 Mueller Credit Agreement, a portion of the 14¾% senior discount notes due 2014 and a portion of Group’s 10% senior subordinated notes due 2012 and for general corporate purposes.

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

We utilize letters of credit and surety bonds in the ordinary course of business to ensure our performance of contractual obligations. As of March 31, 2006, we had $31.4 million of letters of credit and $24.8 million of surety bonds outstanding.

Contractual Obligations

Our contractual obligations as of March 31, 2006:

Payments Due by Period

Contractual Obligations	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
	(dollars in millions)
Long-term debt
Principal on long-term debt(1)	$10.5	$21.0	$21.0	$1,417.3	$1,469.8
Interest on long-term debt(2)	108.2	213.9	275.1	356.4	953.6
Capital lease obligations	1.0	1.2	0.1	—	2.3
Operating leases	8.2	8.0	2.4	2.3	20.9
Unconditional purchase obligations(3)	22.9	—	—	—	22.9
Other long-term obligations(4)	—	—	—	—	—
Total contractual cash obligations	$150.8	$244.1	$298.6	$1,776.0	$2,469.5

(1)   The principal payments on long-term debt exclude $42.5 million of premium and $34.7 million of accreted interest on the 14 3/4 % senior discount notes, which is included in interest on long-term debt.

(2)          Interest on the senior credit facility is calculated using LIBOR of 5.00%, the rate in effect on March 31, 2006. Each increase or decrease in LIBOR of 0.125% would result in an increase or decrease in annual interest on the senior credit facility of $1.3 million. Because the interest rate under the senior credit facility will be variable, actual payments may differ. Interest does not include payments that could be required under our interest-rate swap agreements, which payments will depend upon movements in interest rates and could vary significantly. The payments to be received on the existing interest rate swaps are estimated to be approximately $3.1 million, net of LIBOR interest calculated at 5.00% received from counterparties.

(3)          Includes contractual obligations for purchases of raw materials and capital expenditures.

(4)          Excludes the deferred payment portion of the purchase price for Star Pipe, Inc. (“Star”), purchased by Predecessor Mueller on January 15, 2004. The Star purchase price is subject to adjustment to reflect, among other things, a deferred payment to be made by us to the extent that the gross profit of the business exceeds the target gross profit from February 1, 2004 to January 31, 2007. Although the maximum amount payable is $23.0 million, we estimate that the total deferred payment will be approximately $3.0 million to $6.0 million. This calculation of the potential Star purchase price adjustment is based on management’s best estimate; however, the actual adjustment may be materially different.

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

	March 31, 2006	September 30, 2005
	(dollars in millions)
Workers’ compensation liability recorded on a discounted basis	$24.4	$11.9

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

Stock-Based Compensation

The Company participates in the stock-based compensation plans of its parent company, Walter Industries. Historically, Walter Industries did not allocate any costs of this plan to U.S. Pipe. Beginning October 1, 2005, we adopted SFAS No. 123(R), “Share-Based Payment,” which requires that compensation costs related to share-based payment transactions be recognized in the financial statements over the period that an employee provides service in exchange for the award. We will use a modified prospective method, under which we will record compensation cost for new and modified awards over the related vesting period of such awards. The Company had no stock options outstanding at March 31, 2006. Certain of the Company’s employees have been granted Walter restricted stock units and stock options under Walter’s stock-based compensation plans. The Company has expensed $0.3 million related to the stock-based compensation costs allocated from Walter.

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

Additionally, we utilize forward contracts to mitigate its exposure to changes in foreign currency exchange rates from third party and intercompany transactions. The primary currency to which we are exposed and to which we hedge the exposure is the Canadian dollar. The effective portion of unrealized gains and losses associated with forward contracts are deferred as a component of Accumulated Other Comprehensive Income (Loss) until the underlying hedged transactions are reported in our consolidated statement of earnings. The balance was less than $0.1 million at March 31, 2006.

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

Interest Rate Risk

At March 31, 2006, the Company had fixed rate debt of $504.5 million and variable rate debt of $1,044.8 million. The pre-tax earnings and cash flows impact resulting from a 100 basis point increase in interest rates on variable rate debt, holding other variables constant and excluding the impact of the hedging agreements described below, would be approximately $10.4 million per year.

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

The Company recorded an unrealized gain from its interest rate swap contracts, net of tax, of $2.6 million at March 31, 2006 in Accumulated Other Comprehensive Income (Loss).

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

We have entered into forward exchange contracts principally to hedge currency fluctuations in transactions (primarily an intercompany loan and anticipated inventory purchases) denominated in foreign currencies, thereby limiting the risk that would otherwise result from changes in exchange rates. The majority of the Company’s exposure to currency movements is in Canada. Gains and losses on the forward contracts are expected to be offset by losses / gains in recognized net underlying foreign currency transactions. As of March 31, 2006, the Company had entered into forward contracts in a notional amount of $7.4 million to protect anticipated inventory purchases over the next six months by its Canadian operations. With these hedges, the Company purchases U.S. dollars and sells Canadian dollars at an average exchange rate of $0.870.

The Company has also entered into hedges protecting intercompany loan payments to be made over the next three years by its Canadian subsidiary to a U.S. subsidiary totaling $37.3 million. With these hedges, the Company sells Canadian dollars for U.S. dollars at an exchange rate of $0.8681. Unrealized gains or losses on these hedges will be recorded in earnings over their lives. The unrealized loss on the hedges at March 31, 2006 was not material.

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

Based on this evaluation and because of the material weakness described below, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2006. Notwithstanding this material weakness, management concluded that the financial statements included in this Form 10-Q for the period ended March 31, 2006 fairly present in all material respects their financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Material Weakness in Internal Control over Financial Reporting

A material weakness is a control deficiency or a combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected.

As of September 30, 2005, the Company did not maintain effective controls over the preparation, review and presentation and disclosure of its consolidated financial statements, due to a lack of personnel with experience in financial reporting and control procedures necessary for SEC registrants. Specifically, the Company’s controls failed to prevent or detect the incorrect presentation of the following in the

Predecessor Mueller consolidated financial statements: (i) cash flows from the effect of exchange rate changes on cash balances; (ii) cash flows from the loss on disposal of property, plant and equipment; (iii) cash flows and balance sheet presentation of the dollar value of bank checks outstanding; (iv) the presentation of current and non-current deferred income tax assets in Predecessor Mueller’s consolidated balance sheet; and (v) classification of certain depreciation expense as selling, general and administrative expense instead of cost of sales in their consolidated statement of operations. Further, the Company’s controls failed to prevent or detect the incorrect presentation of shipping and handling costs in the Company unaudited consolidated statement of operations for the three months ended December 31, 2004 as presented in the 10-Q for the period ended December 31, 2005. The Company’s control deficiency resulted in the restatement of Predecessor Mueller’s annual consolidated financial statements for fiscal 2004 and 2003 and interim consolidated financial statements for the first three quarters of fiscal 2005, all interim periods of fiscal 2004, audit adjustments to the 2005 annual consolidated financial statements and the restatement of the Company’s consolidated statement of operations for the three months ended December 31, 2004. Additionally, this control deficiency could result in a misstatement of the presentation and disclosure of the Company’s consolidated financial statements that would result in a material misstatement in the annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

As of September 30, 2004 and 2005, Predecessor Mueller reported the following control deficiencies that, in the aggregate, constituted a material weakness in internal control over preparation, review and presentation and disclosure of their consolidated financial statements. Specifically Predecessor Mueller’s control deficiencies included: (i) a lack of personnel with experience in financial reporting and control procedures necessary for SEC registrants; (ii) a lack of sufficient controls to prevent or detect, on a timely basis, unauthorized journal entries; (iii) a lack of sufficient controls over information technology data conversion and program changes; (iv) a lack of sufficient controls over the development and communication of income tax provisions; (v) a lack of effective controls surrounding “whistleblower” hotline complaints and internal certifications to ensure that issues were communicated on a more timely basis by management to the audit committee and the independent registered public accounting firm; (vi) a lack of effective controls over revenue recognition associated with full truckload shipments not immediately dispatched by freight carriers; and (vii) a lack of formal controls and procedures regarding assessment of financial exposures and transactions, including consideration of accounting implications under GAAP. These control deficiencies resulted in audit adjustments to the consolidated financial statements for the year ended September 30, 2004. Additionally, these control deficiencies, in the aggregate, could result in a misstatement to accounts and disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. While item (i) above remains unremediated and has been added as a component of the material weakness existing at March 31, 2006 described above, management has concluded that based on the remediation actions described below, items (ii) through (vii) of this material weakness did not exist at March 31, 2006.

Remediation of Material Weakness

In order to remediate the material weakness first reported as of September 30, 2004, Predecessor Mueller: (i) reassigned its Chief Financial Officer, appointed an Interim Chief Financial Officer and hired additional accounting and finance staff; (ii) introduced increased training for their existing financial and accounting and other staff; (iii) retained third-party consultants with significant SEC financial reporting experience to provide assistance in complying with SEC reporting requirements; (iv) formed a disclosure committee to supervise the preparation of their Exchange Act Reports and other public communications; (v) improved their controls over, and began developing written policies and procedures that cover all significant accounting processes, including journal entries, the development and communication of income tax provisions, information data conversion issues and program changes, revenue recognition and assessing financial exposures; (vi) improved and centralized controls over information technology; and

(vii) implemented global compliance initiatives under the direction of their Chief Compliance Officer including controls surrounding “whistleblower” hotline complaints and internal certifications. The Company continued these improvement efforts during the quarter ended March 31, 2006 and has concluded that it has remediated items (ii) through (vii) of this material weakness. However, as disclosed above, item (i) a lack of personnel with experience in financial reporting and control procedures necessary for SEC registrants is the only remaining item of the continuing material weakness at March 31, 2006.

During the quarter ended March 31, 2006, the Company took steps to remediate the material weakness that continued as of March 31, 2006. These steps included a thorough review, on a quarterly basis, of foreign currency translation cash flow statement effects, the dollar value of bank checks outstanding and transactions related to property, plant and equipment and an additional review, on a quarterly basis, of the classification requirements of each component line item and the individual elements that comprise each line item of the statement of cash flows, in accordance with Statement of Financial Accounting Standards, No.95, “Statement of Cash Flows.” Additionally, the classification of deferred income tax items in the balance sheet and cash flow statement, as well as depreciation in the statement of operations, will be evaluated quarterly as will the proper classification of shipping and handling costs within our consolidated statement of operations.

In addition, during the quarter ended December 31, 2005, the Company made the following changes in internal control over financial reporting:

•       hired a full time Chief Financial Officer, Jeffery W. Sprick, and a Corporate Controller with SEC financial reporting experience;

•       hired additional finance and accounting personnel for its Pratt and Chattanooga facilities;

•       designated the Walter Industries Audit Committee, which is fully independent under New York Stock Exchange listing rules and the rules of the SEC, as its audit committee (in April 2006, the Company formed its own audit committee, which is fully independent under the New York Stock Exchange and SEC rules); and

•       began to implement an internal quarterly review plan to review higher risk areas in financial reporting, such as revenue recognition, inventory valuation and cash flow reporting.

The Company continues to upgrade the knowledge of its finance staff by implementing on-going United States GAAP training programs, consisting of providing appropriate technical resources to our finance team and training on the use of such resources, conducting a series of training sessions for plant controllers, periodically distributing summaries of changes in accounting and reporting standards, and issuing and updating our accounting policies. Additionally, the Company terminated the former Chief Compliance Officer of Predecessor Mueller and reassigned those duties to the Director of Internal Audit. While significant improvements have been implemented, management believes that additional remediation is needed and will require changes in personnel, processes and procedures to ensure timely and accurate financial reporting on a sustainable basis.

The Company believes the additional control procedures as designed, when implemented, will fully remediate the above material weakness.

Changes in Internal Control Over Financial Reporting

Except as described above, there were no changes internal control over financial reporting during the quarter ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II   OTHER INFORMATION

Item 1.                        Legal Proceedings

See Note 13 of the “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q for a description of current legal proceedings.

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

U.S. Pipe has implemented an Administrative Consent Order (“ACO”) for its Burlington, New Jersey plant that was required under the New Jersey Environmental Cleanup Responsibility Act (now known as the Industrial Site Recovery Act). The ACO required soil and ground water cleanup. U.S. Pipe has completed, and has received final approval for the soil cleanup required by the ACO. U.S. Pipe is continuing to address ground water issues at this site. Further remediation could be required. These remediation costs are expected to be minimal. Long term ground water monitoring will be required to verify natural attenuation. It is not known how long ground water monitoring will be required. Management does not believe monitoring or further cleanup costs, if any, will have a material adverse effect on the financial condition or results of operations of the Company and its subsidiaries.

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

Currently, U.S. Pipe has been identified as a potentially responsible party (“PRP”) by the EPA under CERCLA with respect to cleanup of hazardous substances in Anniston, Alabama. U.S. Pipe is among many PRP’s at such sites and a significant number of the PRP’s are substantial companies. The PRP’s have negotiated an Administrative Order of Consent (“ACO”) with the EPA and the PRP’s have agreed to divide clean-up costs pro-rata subject to later adjustment based on the relative contribution by each PRP to the contamination. Management estimates the Company’s share of liability for cleanup after allocation among the several PRP’s will be approximately $4.0 million which was accrued in 2004. Management does not believe that U.S. Pipe’s share of any liability under the ACO will have a material adverse effect on the financial condition of the Company, but could be material to results of operations in future periods.

Solutia, Inc. and Pharmacia Corporation (“Solutia”) filed suit against United States Pipe and Foundry Company and Walter Industries on January 5, 2003 (Solutia, Inc. and Pharmacia Corporation v. United States Pipe and Foundry Company, Walter Industries, Inc., et al, Case No. CV-03-PWG-1345-E) in US District court for the Northern District of Alabama. This is a civil action for contribution and cost recovery by Solutia with respect to costs incurred and to be incurred in performing remediation of polychlorinated biphenyls (“PCB”) and heavy metals mandated by EPA in Anniston, Alabama with respect to the ACO described above. The ACO provides protection against contribution claims by third parties, such as Solutia. Management believes that the likelihood of liability in the contribution litigation is remote.

Walter Industries, Inc. and United States Pipe and Foundry Company have been named in a suit filed by Isaiah Evans on April 8, 2005 (Isaiah Evans et al v. Walter Industries, Inc., United States Pipe and Foundry Company, Inc., et al, Case No. CV:05-258) in the Circuit Court of Calhoun County, Alabama. This is a purported civil class action case filed against 18 foundries in the Anniston, Alabama area alleging state law tort claims in the creation and disposal of foundry sand alleged to contain lead and PCB’s. The plaintiffs are seeking damages for personal injury and property damage. This matter is still in early stages of litigation and no substantive discovery has taken place yet. In addition, management believes that both procedural and substantive defenses would be available to us should this class action proceed. Accordingly, management believes that, presently, there is no reasonable procedural or factual basis for management to form a view with respect to the probability of liability in this matter.

The Los Angeles Department of Water and Power, ex rel. Nora Armenta (“Armenta”) filed suit against our subsidiaries, James Jones Company, Mueller Co. et al. (Superior Court, Los Angeles County, California; Case No. BC 173487) on June 27, 1997. In a related case, on September 15, 2004, the City of Banning and other California municipalities (collectively, “City of Banning”) filed suit against the Company’s subsidiary, James Jones Company et. al., (Superior Court, Los Angeles County; Case No. BC 321513). The Armenta matter is a false claims lawsuit brought on behalf of cities, water districts and municipalities against our James Jones Company subsidiary alleging that the defendants sold allegedly non-conforming public water system parts to various government entities. The lawsuit seeks consequential damages, penalties and punitive damages relating to the repair and replacement of the water systems to remove the allegedly non-conforming parts. Our subsidiary, Mueller Co., which had also been named as a defendant in the Armenta matter, brought a summary judgment motion and was dismissed from this litigation in January 2004. On September 15, 2004, the Armenta trial court ruled against the intervention of approximately 30 municipalities that had failed to intervene within the time deadlines previously specified by the court. The trial court also ruled that the majority of municipalities that had purchased James Jones products from contractors or distributors were not in privity with the James Jones Company and were not entitled to punitive damages. Following the Armenta court’s ruling, on September 15, 2004, the water districts and municipalities filed the City of Banning action against the James Jones Company and Watts (former parent company of James Jones Company), alleging fraud and intentional misrepresentation. This lawsuit is based on the same underlying facts as the Armenta lawsuit. Any liability associated with these lawsuits is covered by the Tyco indemnity, described below, and the defense is being paid for and conducted by Tyco, all in accordance with the indemnity obligation of Tyco.

In the acquisition agreement pursuant to which Tyco International sold the Company’s Mueller and Anvil segments to the prior owners of these businesses in August 1999, Tyco agreed to indemnify the Company and its affiliates for all “Excluded Liabilities.” Excluded Liabilities include, among other things, substantially all liabilities relating to the time prior to the August 1999 Tyco transaction. The indemnity survives indefinitely and is not subject to any deductibles or caps. However, the Company may be responsible for these liabilities in the event that Tyco ever becomes financially unable to or otherwise fails to comply with, the terms of the indemnity. In addition, Tyco’s indemnity does not cover liabilities to the extent caused by the Company or the operation of its business after the August 1999 Tyco transaction, nor does it cover liabilities arising with respect to businesses or sites acquired after the August 1999 Tyco transaction.

Some of our subsidiaries have been named as defendants in a small number of asbestos-related lawsuits. We do not believe these lawsuits, either individually or in the aggregate, are material to our financial position or results of operations.

The Company and its subsidiaries are parties to a number of other lawsuits arising in the ordinary course of their businesses. We provide for costs relating to these matters when a loss is probable and the amount is reasonably estimable. The effect of the outcome of these matters on the our future results of operations cannot be predicted with certainty as any such effect depends on future results of operations and the amount and timing of the resolution of such matters. While the results of litigation cannot be predicted with certainty, we believe that the final outcome of such other litigation will not have a materially adverse effect on our consolidated financial statements.

Item 1A.                Risk Factors

Risks Relating to Our Business

Our business may suffer as a result of a downturn in government spending related to infrastructure upgrades, repairs and replacements, or in the cyclical residential or non-residential building markets.

Our business is primarily dependent upon spending on water and wastewater infrastructure upgrades, repairs and replacement, new water and wastewater infrastructure spending (which is dependent upon residential construction) and spending on non-residential construction. We are also subject to general economic conditions, the need for construction projects, interest rates and government incentives provided for public work projects. In addition, a significant percentage of our products are ultimately used by municipalities or other governmental agencies in public water transmission and collection systems. As a result, our sales could decline as a result of declines in the number of projects planned by public water agencies, government spending cuts, general budgetary constraints, difficulty in obtaining necessary permits or the inability of government entities to issue debt. It is not unusual for water projects to be delayed and rescheduled for a number of reasons, including changes in project priorities and difficulties in complying with environmental and other government regulations. Spending growth in the infrastructure upgrades, repairs and replacement sector has slowed in recent years as state and local governments’ budgets were negatively impacted by the downturn in the economy. Even if economic conditions were to continue to improve, state and local governments may choose not to address deferred infrastructure needs. Although the residential building market has experienced growth in recent years, this growth may not continue in the future. The residential and non-residential building markets are cyclical, and, historically, down cycles have typically lasted approximately four to six years. Any significant decline in the residential or non-residential building markets or governmental spending on infrastructure could lead to a significant decline in our sales, profitability and cash flows.

Our industry is very competitive and some of our products are commodities.

The domestic and international markets for flow control products are competitive. While there are only a few competitors for most of our product offerings, many of them are well-established companies with strong brand recognition. In particular, our malleable iron and cast iron pipe fitting products, which together comprised 5% and 6% of our pro forma sales for the 2005 fiscal year, and for the six months ended March 31, 2006, respectively, face competition from less expensive imports and our pipe nipple and hanger products and our pipe fittings and couplings products, which together comprised 16% and 17% of our pro forma sales in 2005, and for the six months ended March 31, 2006, respectively, compete on the basis of price and are sold in fragmented markets with low barriers to entry, allowing less expensive domestic and foreign producers to gain market share and reduce our margins. Also, competition for ductile iron pressure pipe sold by our U.S. Pipe segment comes not only from ductile pipe produced by a concentrated number of domestic manufacturers, but also from pipe composed of other materials, such as polyvinylchloride (PVC), high density polyethylene (HDPE), concrete, fiberglass, reinforced plastic and steel.

Foreign competition is intense and could harm our sales, profitability and cash flows.

In addition to domestic competition, we face intense foreign competition. The intensity of foreign competition is affected significantly by fluctuations in the value of the U.S. dollar against foreign currencies, by the relative cost to ship competitive products into the North American markets and by the level of import duties imposed by the U.S. Department of Commerce on certain products. Foreign competition is likely to further increase and certain product prices will continue to face downward pressure as our domestic competitors shift their operations or outsource manufacturing requirements overseas or source supplies from foreign vendors in an effort to reduce expenses.

We depend on a group of major distributors for a significant portion of our sales; any loss of these distributors could reduce our sales and continuing consolidation could cause price pressure.

In the fiscal year ended September 30, 2005 and the six months ended March 31, 2006, on a pro forma basis, approximately 37% and 40%, respectively,of our pro forma sales were to our ten largest distributors, and approximately 30% and 33%, respectively, of our pro forma sales were to our three largest distributors: Home Depot, Ferguson Enterprises and American Waterworks. Our business relationships with most of our major distributor branches may be terminated at the option of either party upon zero to 60 days’ notice.

While our relationships with our ten largest distributors have been long-lasting, distributors in our industry have experienced significant consolidation in recent years, and our distributors may be acquired by other distributors who buy products from our competitors. Our ability to retain these customers in the face of other competitors generally depends on a variety of factors, including the quality and price of our products and our ability to market these products effectively. As consolidation among distributors continues, pricing pressure may result, which could lead to a significant decline in our profitability. For example, Home Depot acquired National Waterworks in 2005 and announced in March 2006 that it has acquired Hughes Supply. As a result, two of our three previous largest distributors have been combined under common control. Moreover, the loss of either of Home Depot or Ferguson Enterprises as a distributor could significantly reduce our levels of sales and profitability.

Our brass valve products contain lead, which may be replaced in the future.

Our brass valve products, which constituted approximately 6% and 6% of our pro forma sales in the twelve months ended September 30, 2005 and the six months ended March 31, 2006, respectively, contain approximately 5.0% lead. Environmental advocacy groups, relying on standards established by California’s Proposition 65, are seeking to eliminate or reduce the content of lead in some of these products, including water meters and valves, and to limit their sale in California. Some of our business units have entered into settlement agreements with these environmental advocacy groups that have required them to either modify some of these products or offer substitutes for them with respect to products sold in California. Modifications of or substitutions for our products to meet or conform with regulatory requirements will require incremental capital spending of up to $8.0 million in the next two years and will require us to purchase more expensive raw materials, and we may not be able to pass these costs on to our customers. Legislation to substantially restrict lead content in water products has been introduced in the United States Congress. Congress may adopt legislation that would require us to reduce or eliminate lead in our brass products which could require us to incur substantial additional production expenses. In addition, advocacy groups or other parties may file suit against us under Proposition 65, which could result in additional costs in connection with marketing and selling our brass products in California.

Our business is subject to risk of price increases and fluctuations and delay in the delivery of raw materials and purchased components.

Our business is subject to the risk of price increases and fluctuations and periodic delays in the delivery of raw materials and purchased components that are beyond our control. Our operations require substantial amounts of raw materials or purchased components, such as steel pipe and scrap steel and iron, brass ingot, sand, resin, and natural gas. Management estimates that scrap metal and ferrous alloys used in the U.S. Pipe manufacturing process account for approximately 40% of the U.S. Pipe cost to manufacture ductile iron pipe and raw materials and purchased components used in our manufacturing processes currently account for approximately 18% of the Mueller and Anvil cost of goods sold. Fluctuations in the price and delivery of these materials may be driven by the supply/demand relationship for a material and factors particular to that material. In addition, if any of our suppliers seeks bankruptcy relief or otherwise cannot continue its business as anticipated or we cannot renew our supply contracts on favorable terms, the availability of raw materials could be reduced or the price of raw materials could increase.

The availability and price of certain raw materials or purchased components, such as steel scrap, brass ingot and natural gas are subject to market forces largely beyond our control, including North American and international demand, freight costs, speculation and foreign exchange rates. We generally purchase raw materials at spot prices and generally do not have the ability to hedge our exposure to price changes. We are not always able, and may not be able in the future, to pass on increases in the price of these raw materials to our customers. In particular, when raw material prices increase rapidly or to significantly higher than normal levels, we may not be able to pass price increases through to our customers on a timely basis, if at all, which could lead to significant reductions of our operating margins and cash flow. Any fluctuations in the price or availability of raw materials or purchased components could significantly reduce our levels of production and sales or impair our profitability.

Interruption of normal operations at our key manufacturing facilities may impair our production capabilities.

Some of our key products, including hydrants, valves and ductile iron pipe, are manufactured at five of our largest manufacturing facilities. The operations at our major manufacturing facilities may be impaired by various operating risks, including, but not limited to:

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

•       shortages of equipment or spare parts; and

•       labor disputes.

To date, we have successfully managed non-material occurrences of the foregoing events, including a fire at the Columbia, PA facility of our Anvil segment and California’s adoption of laws limiting the lead content of water infrastructure products, without significant disruption of our operations. More acute occurrences of these events could cause a decrease in, or the elimination of, the revenues generated by our key facilities or a substantial increase in the costs of operating such facilities that, in turn, could, impair our cash flows and results of operations.

We may be unsuccessful in identifying or integrating suitable acquisitions, which could impair our growth.

A part of our growth strategy depends on the availability of acquisition candidates with businesses that can be successfully integrated into our existing business and that will provide us with complementary manufacturing capabilities, products or services. However, we may be unable to identify targets that will be suitable for acquisition. In addition, if we identify a suitable acquisition candidate, our ability to successfully implement the acquisition will depend on a variety of factors, including our ability to finance the acquisition. Our ability to finance our acquisitions is subject to a number of factors, including the availability of adequate cash from operations or of acceptable financing terms and the terms of our debt instruments. In addition, there are many challenges to integrating acquired companies and businesses in our company, including eliminating redundant operations, facilities and systems, coordinating management and personnel, retaining key employees, managing different corporate cultures and achieving cost reductions and cross-selling opportunities. We may not be able to meet these challenges in the future.

Businesses we have acquired or will acquire may not perform as expected.

Businesses we have recently acquired or may acquire in the future may not perform as expected. Acquired businesses may perform below expectations after the acquisition for various reasons, including legislative or regulatory changes that affect the areas in which a business specializes, the loss of key customers after the acquisition has closed, general economic factors that affect a business in a direct way and the cultural incompatibility of an acquired management team with us. Any of these factors could impair our results of operations.

We have recorded a significant amount of goodwill and other identifiable intangible assets, and we may never realize the full value of our intangible assets.

We have recorded a significant amount of goodwill and other identifiable intangible assets. As of March 31, 2006, goodwill and other identifiable intangible assets were approximately $855.5 million and $849.0 million, respectively (or approximately 57% of our total assets). Goodwill and identifiable intangible assets of the Company were recorded at fair value on the date of acquisition and goodwill of U.S. Pipe remains at historical cost. In accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, are reviewed at least annually for impairment. Impairment may result from, among other things, deterioration in our performance, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of or affect the products and services sold by our business, and a variety of other factors. The amount of any quantified impairment must be expensed immediately as a charge to results of operations. Depending on future circumstances, it is possible that we may never realize the full value of our intangible assets. Any future determination of impairment of a significant portion of goodwill or other identifiable intangible assets would result in a non-cash impairment charge.

We have a significant amount of debt.

As of March 31, 2006, our total debt was $1,549.3 million. We may incur significant additional indebtedness from time to time. The level of our indebtedness could have important consequences, including:

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

Our ability to pay or to refinance our indebtedness will depend upon our future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control. There is a risk that our business will not generate sufficient cash flow from operations, that currently anticipated revenue growth and operating improvements will not be realized or that future borrowings will not be available to us in an amount sufficient to enable us to pay our indebtedness, or to fund our other liquidity needs. If we are unable to meet our debt service obligations or fund our other liquidity needs, we could attempt to restructure or refinance our indebtedness or seek additional equity capital, but we may not be able to accomplish those actions on satisfactory terms, if at all.

Restrictive covenants in our debt instruments may limit our ability to engage in certain transactions and may diminish our ability to make payments on our indebtedness.

Our debt instruments contain various covenants that limit our ability to engage in certain transactions. Our senior credit facilities also require the maintenance of specified financial ratios and the satisfaction of other financial condition tests. In addition, our debt instruments require us to provide regular financial information to our lenders and bondholders. Such requirements generally may be satisfied by our timely filing with the SEC of annual and quarterly reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our ability to satisfy those financial ratios, tests or covenants can be affected by events beyond our control, and there is a risk that we will not meet those tests. A breach of any of these covenants could result in a default under our debt instruments. If an event of default is not remedied after the delivery of notice of default and lapse of any relevant grace period, the holders of our debt would be able to declare it immediately due and payable. Upon the occurrence of an event of default under our senior credit facilities, the lenders could also terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure the indebtedness under our senior credit facilities. We have pledged substantially all of our assets (including our intellectual property), other than the assets of our foreign subsidiaries, as security under our senior credit facilities. If the lenders under our senior credit facilities or noteholders of the notes accelerate the repayment of borrowings, we may not have sufficient assets to repay our senior credit facilities and our other indebtedness, which could negatively impact the value of our stock and our ability to operate as a going concern.

Certain of our brass valve products may not be in compliance with NSF standards, which could limit the ability of municipalities to buy our products.

The National Sanitary Foundation (“NSF”) is a non-profit entity that was contracted by the U.S. Environmental Protection Agency (“EPA”) to promulgate standards for the water industry. NSF has issued NSF 61, which governs the leaching characteristics of valves and devices that are part of drinking water distribution networks, including certain of our products made from brass. In recent years, a growing majority of states have adopted, by statute or regulation, a requirement that water distribution systems utilize products that comply with NSF 61 and/or are certified as NSF 61 compliant. We, along with others in the industry, are engaged in the lengthy process of attempting to obtain certification of NSF 61 compliance for all of our relevant products. In fiscal 2005 and in the six months ended March 31, 2006, our sales of brass valve products were approximately 6% and 6%, respectively, of our total sales, on a pro forma basis. To date we have obtained certification of approximately 95% of our brass valve and fitting products. Approximately 26% of our certified products use “low lead” brass to comply with current NSF 61 requirements. The NSF 61 certification process is ongoing with our goal to have all products requiring certification completed by January 1, 2007. In the event that some of our brass valve products are found not to be in compliance with NSF 61, those products may not be accepted by various municipalities or we may be forced to modify non-conforming products with substitute materials which may require increased cost, thereby impairing our profitability. In addition, if our competitors develop a complete line of NSF 61 compliant brass valve products before we do, we may be placed at a competitive disadvantage which may, in turn, impair our profitability.

Our business may be harmed by work stoppages and other labor relations matters.

We are subject to a risk of work stoppages and other labor relations matters because our hourly workforce is highly unionized. As of March 31, 2006, approximately 85% of our hourly workforce was represented by unions. These employees are represented by locals from approximately six different unions, including the Glass, Molders, Pottery, Plastics and Allied Workers International Union, which is our largest union. Our labor agreements will be negotiated as they expire at various times through March 2010. Work stoppages for an extended period of time could impair our business. Labor costs are a significant element of the total expenditures involved in our manufacturing process, and an increase in the costs of labor could therefore harm our business. In addition, the freight companies who deliver our products to our distributors generally use unionized truck drivers, and our business could suffer if our contractors face work stoppages or increased labor costs.

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

We would be exposed to product liability claims in the event that the use of our products results, or is alleged to result, in bodily injury and/or property damage. There is a risk that we will experience product liability or warranty losses in the future or that we will incur significant costs to defend such claims. Such losses and costs may be material. While we currently have product liability insurance, our product liability insurance coverage may not be adequate for any liabilities that may ultimately be incurred or the coverage may not continue to be available on terms acceptable to us. A successful claim brought against us in excess of our available insurance coverage could require us to make significant payments or a requirement to participate in a product recall may harm our reputation or profitability.

We rely on Tyco to indemnify us for certain liabilities and there is a risk that Tyco may become unable or fail to fulfill its obligations.

Under the terms of the purchase agreement (the “Tyco Purchase Agreement”) relating to the August 1999 sale by Tyco International Ltd. (“Tyco”) of the Mueller and Anvil businesses to our prior owners, we are indemnified by Tyco for all liabilities arising in connection with the operation of these businesses prior to their sale by Tyco, including with respect to products manufactured or sold prior to the closing of that transaction. The indemnity survives forever and is not subject to any dollar limits. In the past, Tyco has made substantial payments and/or assumed defense of claims pursuant to this indemnification provision. However, we may be responsible for these liabilities in the event that Tyco ever becomes financially unable or fails to comply with, the terms of the indemnity. In addition, Tyco’s indemnity does not cover product liabilities to the extent caused by our products manufactured after that transaction. On January 14, 2006, Tyco’s board of directors announced that it approved a plan to separate Tyco into three separate, publicly traded companies. At this time, we do not know which of the new entities will assume the indemnity provided under the terms of the Tyco Purchase Agreement if this plan is implemented. Should the entity or entities that assume Tyco’s obligations under the Tyco Purchase Agreement ever become financially unable or fail to comply with the terms of the indemnity, we may be responsible for such obligations or liabilities. For more information, see “Part II, Item 1—Legal Proceedings.”

Environmental, health and safety laws and regulations could subject us to liability for fines, clean-ups and other damages, require us to incur significant costs to modify our operations and increase our manufacturing costs.

We are subject to various laws and regulations relating to the protection of the environment and human health and safety and must incur capital and other expenditures to comply with these requirements. Failure to comply with any environmental, health or safety requirements could result in the assessment of damages, or imposition of penalties, suspension of production, a required upgrade or change to equipment or processes or a cessation of operations at one or more of our facilities. Because these laws are complex, constantly changing and may be applied retroactively, there is a risk that these requirements, in particular as they change in the future, may impair our business, profitability and results of operations.

In addition, we will be required to incur costs to comply with the EPA’s National Emissions Standards for Hazardous Air Pollutants (“NESHAP”) for iron and steel foundries and for our foundries’ painting operations. These costs may be substantial. See “Note 13—Commitments and Contingencies—Environmental Matters.” We may be required to conduct investigations and perform remedial activities that could require us to incur material costs in the future. Our operations involve the use of hazardous substances and the disposal of hazardous wastes. We may incur costs to manage these substances and wastes and may be subject to claims for damage for personal injury, property damages or damage to natural resources.

Our U.S. Pipe segment has been identified as a potentially responsible party liable under federal environmental laws for a portion of the clean-up costs with regard to two sites, one in Alabama and one in California, and is currently subject to an administrative consent order requiring certain monitoring and clean-up with regard to its Burlington, New Jersey facility. Such clean-up costs could be substantial and could have a negative effect on our profitability and cash flows in any given reporting period. As described in the immediately preceding risk factor, we rely on Tyco to indemnify us for certain liabilities and there is a risk that Tyco may become unable or fail to fulfill its obligation. For more information about our environmental compliance and potential environmental liabilities, see “Note 13—Commitments and Contingencies—Environmental Matters and Miscellaneous Litigation.”

We need to improve our disclosure controls and procedures and internal control over financial reporting to comply with SEC reporting requirements; public reporting obligations have put significant demands on our financial, operational and management resources.

The Public Company Accounting Oversight Board (“PCAOB”) defines a significant deficiency as a control deficiency, or a combination of control deficiencies, that adversely affects a company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. The PCAOB defines a material weakness as a single deficiency, or a combination of deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

As of September 30, 2005, we did not maintain effective controls over the preparation, review and presentation and disclosure of our consolidated financial statements due to a lack of personnel with experience in financial reporting and control procedures necessary for SEC registrants. Specifically, our controls failed to prevent or detect the incorrect presentation of the following items in our consolidated financial statements: (i) cash flows from the effect of exchange rate changes on cash balances; (ii) cash flows from the loss on disposal of property, plant and equipment; (iii) cash flows and balance sheet presentation of the dollar value of bank checks outstanding; (iv) the presentation of current and non-current deferred income tax assets in Predecessor Mueller’s consolidated balance sheet; and (v) classification of certain depreciation expense as selling, general and administrative expense instead of cost of sales for the historical consolidated statement of operations for our Mueller and Anvil segments. Further, our controls failed to detect the incorrect presentation of shipping and handling costs in our unaudited consolidated statement of operations for the three months ended December 31, 2004 as initially reported for the three months ended December 31, 2005. These control deficiencies resulted in the restatement of the annual consolidated financial statements for fiscal 2004 and 2003 and interim consolidated financial statements for the first three quarters of fiscal 2005, all interim periods of fiscal 2004, audit adjustments to the 2005 annual consolidated financial statements for our predecessor company that included our Mueller and Anvil segments (“Predecessor Mueller”) and the restatement of our consolidated statement of operations for the three months ended December 31, 2004. Additionally, control deficiencies could result in a misstatement of the presentation and disclosure of our consolidated financial statements that would result in a material misstatement in the annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that these control deficiencies constituted a material weakness.

As of September 30, 2004 and 2005, Predecessor Mueller reported the following control deficiencies that, in the aggregate, constituted a material weakness in internal control over preparation, review and presentation and disclosure of their consolidated financial statements. Specifically Predecessor Mueller’s control deficiencies included: (i) a lack of personnel with experience in financial reporting and control procedures necessary for SEC registrants; (ii) a lack of sufficient controls to prevent or detect, on a timely basis, unauthorized journal entries; (iii) a lack of sufficient controls over information technology data conversion and program changes; (iv) a lack of sufficient controls over the development and communication of income tax provisions; (v) a lack of effective controls surrounding “whistleblower” hotline complaints and internal certifications to ensure that issues were communicated on a more timely basis by management to the audit committee and the independent registered public accounting firm; (vi) a lack of effective controls over revenue recognition associated with full truckload shipments not immediately dispatched by freight carriers; and (vii) a lack of formal controls and procedures regarding assessment of financial exposures and transactions, including consideration of accounting implications under GAAP. These control deficiencies resulted in audit adjustments to the consolidated financial statements for the year ended September 30, 2004. Additionally, these control deficiencies, in the aggregate, could result in a misstatement to accounts and disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. While item (i) above remains unremediated and is the only remaining item of the material weakness existing at March 31, 2006 described above, management has concluded that based on the remediation actions described below, items (ii) through (vii) of this material weakness did not exist as of March 31, 2006.

The material weakness and control deficiency will need to be addressed as part of the evaluation of our internal controls over financial reporting pursuant to the Sarbanes-Oxley Act of 2002 and may impair our ability to comply with Section 404 of the Act.

While we have taken numerous actions described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Previously Issued Consolidated Financial Statements” to address the material weakness, additional measures may be necessary and these actions may not be sufficient to address the issues identified by us or to ensure that our internal controls over financial reporting is effective. If we are unable to correct existing or future material weaknesses in internal controls over financial reporting in a timely manner, we may not be able to record, process, summarize, and report financial information within the time periods specified in the rules and forms of the SEC. This failure could harm our business and the market value of our securities and affect our ability to access the capital markets. In addition, there could be a negative reaction in the financial markets due to a loss of confidence in reliability of future financial statements and SEC filings.

Compliance with internal control reporting requirements and securities laws and regulations is likely to increase our compliance costs.

The Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the SEC and the Public Company Accounting Oversight Board (“PCAOB”), have required changes in the corporate governance and securities disclosure or compliance practices of public companies over the last few years. We expect these new rules and regulations to continue to increase our legal and financial compliance costs, as well as our ongoing audit costs, and to make legal, accounting and administrative activities more time-consuming and costly. As a result of the Company being a consolidated subsidiary of Walter Industries, in 2006, we will need to comply with the internal control reporting requirements of the Sarbanes-Oxley Act, which will have a significant impact on our compliance cost in 2006. We expect to spend approximately $6 million on our compliance costs in our fiscal year ending September 30, 2006.

Compliance with the securities laws and regulations is likely to make it more difficult and expensive for us to obtain directors and officers liability insurance and to attract and retain qualified members of our board of directors.

We expect the Sarbanes-Oxley Act and the rules and regulations subsequently implemented by the SEC and the PCAOB to make it more difficult and expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These new rules and regulations could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and executive officers.

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

Our business depends upon our technology and know-how, which is largely developed internally. While we believe that none of our operating units is substantially dependent on any single patent, trademark, copyright, or other form of intellectual property, we rely on a combination of patent protection, copyright and trademark laws, trade secrets protection, employee and third party confidentiality and nondisclosure agreements and technical measures to protect our intellectual property rights. There is a risk that the measures that we take to protect our intellectual property rights may not be adequate to deter infringement or misappropriation or independent third-party development of our technology or to prevent an unauthorized third party from obtaining or using information or intellectual property that we regard as proprietary or to keep others from using brand names similar to our own. The disclosure, misappropriation or infringement of our intellectual property could harm our ability to protect our rights and our competitive position In addition, our actions to enforce our rights may result in substantial costs and diversion of management and other resources. We may also be subject to intellectual property infringement claims from time to time, which may result in our incurring additional expenses and diverting company resources to respond to these claims.

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

As of the date of this report, Walter Industries is our only stockholder. Upon completion of the announced offering of the Company’s series A common stock, Walter Industries will beneficially own all of our outstanding Series B common stock (which Series B common stock is entitled to eight votes per share on any matter submitted to a vote of our stockholders). The common stock beneficially owned by Walter Industries upon completion of the offering will represent a majority of the voting power of all of our issued and outstanding common stock. For as long as Walter Industries continues to beneficially own shares of common stock representing more than 50% of the combined voting power of our common stock,

Walter Industries will be able to direct the election of all of the members of our board of directors and exercise a controlling influence over our business and affairs, including any determinations with respect to mergers or other business combinations, the acquisition or disposition of assets, the incurrence of indebtedness, the issuance of any additional common stock or other equity securities, the repurchase or redemption of common stock or preferred stock and the payment of dividends. Similarly, Walter Industries will have the power to determine or significantly influence the outcome of matters submitted to a vote of our stockholders, including the power to prevent an acquisition or any other change in control of us and could take other actions that might be favorable to Walter Industries.

Walter Industries will also have an option available to it to purchase additional shares of Series B common stock and/or any nonvoting capital stock to maintain its then-existing percentage of the total voting power and value of the Company. Additionally, with respect to shares of any nonvoting capital stock that may be issued in the future, Walter Industries will have an option to purchase such additional shares so as to maintain ownership of 80% of each outstanding class of such stock. Beneficial ownership of at least 80% of the total voting power and 80% of each class of any nonvoting capital stock is required for Walter Industries to effect a tax-free spin-off of the Company or certain other tax-free transactions.

We may have substantial additional liability for federal income tax allegedly owed by Walter Industries.

Each member of a consolidated group for federal income tax purposes is severally liable for the federal income tax liability of each other member of the consolidated group for any year in which it is a member of the group at any time during such year. Each member of the Walter Industries controlled group, which currently includes Walter Industries, the Company (including our subsidiaries) and Walter Industries’ other subsidiaries, is also jointly and severally liable for pension and benefit funding and termination liabilities of other group members, as well as certain benefit plan taxes. Accordingly, the Company could be liable under such provisions in the event any such liability is incurred, and not discharged, by any other member of the Walter Industries consolidated or controlled group for any period during which the Company was included in the Walter Industries consolidated or controlled group.

Controversy exists with regard to federal income taxes allegedly owed by the Walter consolidated group, which includes the Company, for fiscal years 1980 through 1994 and 1999 through 2001. It is estimated that the amount of tax presently claimed by the IRS is approximately $34.0 million for issues currently in dispute in bankruptcy court and $80.4 million for the 1999 through 2001 period, each of which is for matters unrelated to the Company. These amounts are subject to interest and penalties. However, Walter Industries believes that its tax filing positions have substantial merit and intends to defend vigorously any claims asserted. Walter Industries believes that it has accruals sufficient to cover the estimated probable loss, including interest and penalties.

The tax allocation agreement between the Company and Walter Industries gives Walter Industries control over our pre-IPO taxes and allocates to us certain tax risks associated with a planned spin-off of our common stock.

Walter Industries effectively controls all of our tax decisions for periods during which we are a member of the Walter Industries consolidated federal income tax group and certain combined, consolidated or unitary state and local income tax groups. Under the terms of a tax allocation agreement between Walter Industries and the Company, which will be entered into in connection with the announced offering of the Company’s series a common stock, Walter Industries has sole authority to respond to and conduct all tax proceedings (including tax audits) relating to our federal income and combined state returns, to file all such returns on behalf of us and to determine the amount of our liability to (or entitlement to payment from) Walter Industries for such periods. This arrangement may result in conflicts of interests between the Company and Walter Industries. In addition, the tax allocation agreement will provide that in the event that Walter Industries effectuates a spin-off of our common stock that it owns and such spin-off is not tax-free pursuant to Section 355 of the Internal Revenue Code of 1986, as amended, or the “Code,” the Company generally will be responsible for any taxes incurred by Walter Industries or its stockholders if such taxes result from certain of our actions or omissions and for a percentage of any such taxes that are not a result of our actions or omissions or Walter Industries’ actions or omissions taxes based upon our market value relative to Walter Industries’ market value.

Because we have limited experience operating as a stand-alone entity, our future business prospects are difficult to evaluate and our business could suffer as a result of the separation of our business from Walter Industries.

Our company is a combination of the Predecessor Mueller business acquired by Walter Industries on October 3, 2005 and the U.S. Pipe business. As of the date of this report, Walter Industries owns all outstanding shares of our common stock. Our operations as a stand-alone company may place significant demands on our management, operational, and technical resources. Our future performance will depend on our ability to function as a stand-alone company and on our ability to finance and manage expanding operations and to adapt our information systems to changes in its business. We rely on contractual arrangements that require Walter Industries and its affiliates to provide or procure certain critical transitional services and shared arrangements to us such as:

•       certain tax and accounting services;

•       certain human resources services, including benefit plan administration;

•       communications systems;

•       insurance; and

•       supply arrangements.

After the termination of these arrangements, we may not be able to replace these services and arrangements in a timely manner or on terms and conditions, including service levels and cost, as favorable as those we have received from Walter Industries and its affiliates. There is a risk that our separation from Walter Industries will not be successful, which could significantly impair our business, our results and our financial reporting ability.

Furthermore, the financial information included in this prospectus may not necessarily reflect what the operating results and financial condition would have been had we been a separate, stand-alone entity during the periods presented or be indicative of our future operating results and financial condition.

Our governing documents and applicable laws include provisions that may discourage a takeover attempt.

Provisions contained in our restated certificate of incorporation and by-laws, to be adopted immediately prior to the announced offering of the Company’s series A common stock, and Delaware law could make it difficult for a third party to acquire us, even if doing so might be beneficial to our stockholders. For example, stockholders who wish to nominate a director or present a matter for consideration at an annual meeting are required to give us notice of such proposal, which gives us time to respond. These provisions could limit the price that certain investors might be willing to pay in the future for shares of our series A common stock and may have the effect of delaying or preventing a change in control.

Item 6.                        Exhibits.

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
10.1

Amendment No.1, dated as of January 24, 2006, to Credit Agreement, dated as of October 3, 2005, among Mueller Group, LLC, Bank of America, N.A., as administrative agent, Morgan Stanley Senior Funding, Inc., as syndication agent, Caylon New York Branch, Fifth Third Bank and JPMorgan Chase Bank, N.A., as co-documentation agents, and the other lenders named therein(2)

10.2

Second Supplemental Indenture, dated as of February 2, 2006, between, by and among Mueller Holding Company, Inc., Mueller Water Products, LLC, Mueller Water Products Co-Issuer, Inc. and Law Debenture Trust Company of New York(1)

10.3	Letter Agreement dated as February 23, 2006 between Walter Industries, Inc. and Mueller Water Products, Inc. resolving issues relating to Merger Agreement escrow fund(3)
10.4	Letter Agreement dated as March 2, 2006 between Walter Industries, Inc. and Gregory E. Hyland amending the Letter Agreement dated September 9, 2005(4)
10.5	Executive Employment Agreement, dated January 23, 2006, between Mueller Holding Company, Inc. and Dale B. Smith(2)
10.6	Employment Agreement, dated April 17, 2006, between Mueller Water Products, Inc. and Jeffery W. Sprick(5)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(1)          Previously filed as an Exhibit to Mueller Water Products, Inc. Current Report on Form 8-K as filed with the Securities and Exchange Commission on February 3, 2006 under Commission File Number 333-131521.

(2)          Previously filed as an Exhibit to Mueller Water Products, LLC Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 27, 2006 under Commission File Number 333-116590.

(3)          Previously filed as an Exhibit to Mueller Water Products, Inc. Current Report on Form 8-K as filed with the Securities and Exchange Commission on February 27, 2006 under Commission File Number 333-131521.

(4)          Previously filed as an Exhibit to Mueller Water Products, Inc. Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 3, 2006 under Commission File Number 333-131521.

(5)          Incorporated by reference to Exhibit 10.1 to Mueller Water Products, Inc. Form 8-K (File No. 333-131521) filed on April 21, 2006.

*                    Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MUELLER WATER PRODUCTS, INC.
Date: May 9, 2006	By:	/s/ GREGORY E. HYLAND
Gregory E. Hyland
President and Chief Executive Officer
Date: May 9, 2006	By:	/s/ JEFFERY W. SPRICK
Jeffery W. Sprick
Chief Financial Officer