Form 10-K
period 2006-09-30
Mueller Water Products, Inc.
filed 2006-12-21
CIK 1350593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2006

OR

☐                                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-131536

MUELLER WATER PRODUCTS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-3547095
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1200 Abernathy Road
Atlanta, GA 30328

(Address of Principal Executive Offices)

Registrant’s telephone number: (770) 206-4200

Securities registered pursuant to Section 12(b) of the Act:

Series A Common Stock, par value $0.01 New York Stock Exchange

Series B Common Stock, par value $0.01 New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes  ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer  ☐ Accelerated filer ☒ Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).☐ Yes  ☒ No

The Registrant’s voting stock was privately held as of March 31, 2006. There were 114,626,155 shares of common stock of the Registrant outstanding as of December 15, 2006, composed of 28,781,235 shares of Series A common stock and 85,844,920 shares of Series B common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Applicable portions of the Proxy Statement for the Annual Meeting of Stockholders of the Company to be held March 22, 2007 are incorporated by reference in Part III of this Form 10-K.

Introductory Note

In this Annual Report on Form 10-K (“annual report”), (1) “Mueller Water,” the “Company,” “we,” “us” or “our” refer to Mueller Water Products, Inc. and its subsidiaries, including Mueller Co., United States Pipe and Foundry Company, LLC, and Anvil International, Inc.; (2) “Predecessor Mueller” refers to our subsidiaries of Mueller Co. and Anvil International, Inc. prior to the Acquisition (as defined below); (3) “Walter” refers to the former parent of the Company, Walter Industries, Inc. and its subsidiaries (other than us); and (4) “U.S. Pipe” refers to United States Pipe and Foundry Company, LLC, our subsidiary.

After the close of trading on December 14, 2006, Walter distributed to its shareholders approximately 1.65 shares of the Company’s Series B common stock for each share of Walter common stock held by the shareholders of record on December 6, 2006, resulting in the distribution of 85,844,920 shares of the Company’s Series B common stock. Prior to this distribution, Walter owned all of our Series B common stock, representing approximately 75% of our economic value and approximately 96% of the combined voting power of all the Company’s voting stock.

On October 3, 2005, Walter, through a wholly-owned subsidiary, acquired all outstanding shares of capital stock of Predecessor Mueller and contributed U.S. Pipe (which Walter owned since 1969) to Predecessor Mueller through a series of transactions (the “Acquisition”). For accounting and financial statement presentation purposes, in accordance with the accounting principles generally accepted in the United States of America (“GAAP”), U.S. Pipe is treated as the accounting acquiror of Predecessor Mueller. Accordingly, U.S. Pipe’s historical financial information is used for the Company, and all historical financial data of the Company prior to October 3, 2005 included in this annual report is that of U.S. Pipe.

Certain of the titles and logos of our products referenced in this annual report are our trademarks. Each trade name, trademark or servicemark of any other company appearing in this annual report is the property of its holder.

Unless the context indicates otherwise, whenever we refer in this annual report to a particular fiscal year, we mean the fiscal year ending September 30 in that particular calendar year. Effective December 30, 2005, U.S. Pipe changed its fiscal year to September 30, which coincides with Predecessor Mueller’s fiscal year end. We manage our business and report operations through three segments, based largely on the products they sell and the markets they serve. Our segments are named after the lead brand in each segment: Mueller®, U.S. Pipe® and Anvil®. Such segments are consistent with the historical reporting for both Predecessor Mueller and U.S. Pipe. Predecessor Mueller had two operating segments, Mueller and Anvil, while U.S. Pipe operated within one segment.

Industry and Market Data

In this annual report, we rely on and refer to information and statistics regarding economic conditions and trends, the flow control product market, and our market share in the sectors of that market in which we compete. In particular, we have obtained general industry information and statistics from the Congressional Budget Office and the U.S. Census Bureau. We believe that these sources of information and estimates are reliable and accurate, but we have not independently verified them.

Although some of the companies that compete in our particular industry segments are publicly held as of the date of this annual report, many are not. Accordingly, other than certain market data with respect to fire hydrants, ductile iron pipe, and water valves, no current publicly available information is available with respect to the size of such markets or our relative market strength or competitive position. Our statements about our relative market strength and competitive position in this annual report with respect to other products are based on our internal studies and our knowledge of industry trends.

PART I

Item 1.                        Business

Our Company

We are a leading North American manufacturer of a broad range of water infrastructure and flow control products for use in water distribution networks, water and wastewater treatment facilities, gas distribution systems and fire protection piping systems. We believe we have the most comprehensive water infrastructure and flow control product line in our industry and enjoy leading market positions based on the estimated market share of our key products, broad brand recognition and a strong reputation for quality and service within the markets we serve. We maintain one of the largest installed bases of products in the United States, including, as of September 30, 2006, approximately three million fire hydrants and approximately nine million iron gate valves. Our products are specified for use in all of the top fifty metropolitan areas in the United States.

Our large installed base, broad product range and well known brands have led to long-standing relationships with the key distributors in our industry. Our diverse end markets, extensive distributor and end-user relationships, acquisition strategy and leading market position have contributed to strong operating margins and sales growth. Our net sales and operating income for the year ended September 30, 2006 were $1,933.4 million and $129.0 million, respectively. Our operations generate significant cash flow, which will provide us with flexibility in our operating and financial strategy.

We manage our business and report operations through three segments, based largely on the products they sell and the markets they serve: Mueller®, U.S. Pipe® and Anvil®. The table below illustrates each segment’s net sales to external customers for the year ended September 30, 2006, as well as each segment’s major products, brand names, market positions and end use markets.

	Mueller	U.S. Pipe	Anvil
(dollars in millions)
Net sales for the year ended September 30, 2006	$804.1	$594.7	$534.6
Selected Product Lines (Market Position in the U.S. and Canada)(a)	Fire Hydrants (#1) Gate Valves (#1) Butterfly and Ball Valves (#1) Plug Valves (#2) Brass Water Products (#2)	Ductile Iron Pressure Pipe (#1)	Pipe Fittings and Couplings (#1) Grooved Products (#2) Pipe Hangers (#2)
Selected Brand Names	Mueller® Pratt® James Jones™	U.S. Pipe® TYTON® FIELD LOK® MJ FIELD LOK®	Anvil® Beck™ Gruvlok®
Primary End Markets	Water and Wastewater Infrastructure	Water and Wastewater Infrastructure	Fire Protection Heating, Ventilation and Air Conditioning (“HVAC”)

(a)           Market position information is based on management’s estimates of the overall market size and of the market share of our principal competitors for the relevant product lines. Where available, the management estimates were based on data provided by third parties, including trade associations, distributors and customers. In other instances, the estimates were based upon internal analysis prepared by our employees and management based on their expertise and knowledge of the industry.

Our segments are named after our leading brands in each segment:

Mueller.   Sales of our Mueller segment products are driven principally by spending on water and wastewater infrastructure upgrade, repair and replacement and new water and wastewater infrastructure. Mueller segment sales of hydrants and iron gate valves are estimated to be approximately 50% for new infrastructure, with the remainder for upgrade, repair and replacement.

U.S. Pipe.   U.S. Pipe products are sold primarily to water works distributors, contractors, municipalities, private utilities and other governmental agencies. A substantial percentage of ductile iron pressure pipe orders result from contracts that are bid by contractors or directly issued by municipalities or private utilities. U.S. Pipe segment sales are estimated to be approximately 65% for new infrastructure, with the remainder for upgrade, repair and replacement.

Anvil.   Anvil products are sold to a wide variety of end-users, which are primarily commercial construction contractors. These products are typically sold to our distributors through Anvil’s four United States regional distribution centers located in Illinois, Nevada, Pennsylvania and Texas and through Anvil’s Canadian distribution and sales division. A significant portion of Anvil products are used in the fire protection industry and in HVAC applications.

We believe that our current network of independent flow control distributors is the largest such distribution network in the United States and Canada. We also have approximately 500 inside and outside sales and sale support personnel who work directly with end-users, including municipalities. Our products are sold to a wide variety of end-users, including municipalities, publicly and privately-owned water and wastewater utilities, gas utilities and construction contractors.

Business Strategy

Our business strategy is focused on sustaining our market leadership and competitive differentiation, while growing revenues and enhancing profitability. Key elements of our strategy include:

Capitalizing on Large, Attractive and Growing Water Infrastructure Industry.   We plan to capitalize on the expected water infrastructure market growth by leveraging our large and growing installed base, leading specification position, established and extensive distribution channels and a broad range of leading water infrastructure and flow control products.

Achieving Ongoing Operating Synergies.   We continue to seek opportunities to rationalize our manufacturing facilities and use our significant manufacturing expertise to further reduce our cost structure. We have implemented a synergy plan designed to streamline our manufacturing operations, add incremental volume through combining sales efforts for complementary products and combine corporate-level functions to achieve operating efficiencies. We expect to substantially complete the implementation of the synergy plan by early fiscal 2008. Through September 30, 2006, we achieved annual run-rate synergy benefits of approximately $35.0 million. Operating income for the year ended September 30, 2006 includes approximately $28.0 million of net realized synergy benefits, excluding the restructuring charges related to closing U.S. Pipe’s Chattanooga plant.

Strengthening Relationship with Key Distributors.   We are focused on enhancing close relationships with the strongest and fastest growing distributors and on leveraging our extensive distributor network to increase sales of our existing products, introduce new products and rapidly expand sales of products of the businesses we acquire.

Continuing to Focus on Operational Excellence.   We will continue to pursue superior product engineering, design and innovation through our technologically-advanced manufacturing processes such as lost foam casting and automated Disa® molding machinery. We will also continue to evaluate sourcing products and materials internationally to lower our costs.

Focused Acquisition Strategy.   We will selectively pursue attractive acquisitions that enhance our existing product offerings, enable us to enter new markets, expand our technological capabilities and provide synergy opportunities. Over the past five years, we have acquired and successfully integrated eight businesses within the water infrastructure and flow control markets.

Selectively Expanding Internationally.   We intend to expand our current international presence in sourcing and manufacturing products as well as in the sale of our products. We believe we can further utilize our manufacturing facility in China which currently produces butterfly valve castings to produce additional products. We are leveraging our Anvil Star (“Star”) operations, which we acquired in 2004 from Star Pipe, Inc., to establish a lead position in the United States for the import and sale of piping component products, including fittings and couplings manufactured in China and India.

Product Segments

We believe that we are the broadest full-line supplier of flow control products for water and wastewater infrastructure systems and piping component systems in the United States and Canada. We have the capability to manufacture flow control products for water and gas systems, ranging from fire hydrants to 1/8-inch pipe fittings to 10-foot engineered valves. Our principal products are ductile iron pipe, fire hydrants, water and gas valves and a complete range of pipe fittings, couplings, hangers and nipples. Our products are designed, manufactured and tested in compliance with industry standards.

We manage our business and report operations through three operating segments, based largely on the products they sell and the markets they serve. Our segments are named after lead brands in each segment: Mueller®, through which we sell our hydrants and valves and other water and wastewater infrastructure and gas distribution products described below under various brand names including Mueller®, Henry Pratt™, Hersey® and James Jones™; U.S. Pipe®, through which we sell ductile iron pipe under the brand name U.S. Pipe®; and Anvil®, through which we sell our pipe fittings and couplings, pipe hangers, pipe nipples and related products under various brand names, including Anvil®, Beck™, Gruvlok® and Merit®.

Gross sales amounts are shown in the Mueller, U.S. Pipe and Anvil Products sections below and exclude estimated cash discounts and rebates, which are deducted from net sales for financial reporting purposes.

Mueller Products

Fire Hydrants.   We believe our Mueller segment is the largest manufacturer of dry-barrel fire hydrants in the United States and Canada. New fire hydrant and fire hydrant part sales accounted for approximately $197 million of our gross trade sales in 2006. Fire hydrants are sold for new water infrastructure development as well as water infrastructure rehabilitation projects. During January 2006, we closed the U.S. Pipe Chattanooga, Tennessee plant and transferred the hydrant production of that plant to Mueller’s Albertville, Alabama plant.

Our fire hydrants consist of an above-ground fire hydrant and a below-ground cast iron pipe that connects to a water main. In dry-barrel hydrants, the valve connecting the barrel of the hydrant and the water main is located below ground at or below the frost line, which keeps the hydrant “dry” and the water source deep enough to ensure that the water does not freeze. We market dry-barrel fire hydrants with the Mueller and U.S. Pipe brand names in the United States and the Mueller and Canada Valve brand names in Canada, and manufacture them in our Albertville, Alabama facility. We also make a limited number of wet barrel hydrants, where the valve is placed inside the above-ground hydrant and the barrel contains water in it at all times. Wet barrel hydrants are made for the California and Hawaii markets and sold under the James Jones brand name.

Most municipalities have a limited number of hydrant brands that are approved for installation within their system due to the need to maintain inventories of spare parts for emergency repairs and the desire to ensure a uniform system. We believe that our large installed base of hydrants throughout the United States and Canada and our reputation for superior quality and performance, together with our incumbent specification position, have contributed to our leading market share based on the estimated market share of our key products. Our large installed base of approximately three million hydrants also leads to recurring revenue.

Water and Gas Valves and Related Products.   We believe our Mueller segment has the broadest product line of valves for residential water and gas systems and that we are one of the largest manufacturers of butterfly valves and water gate valves in the United States and Canada. Water and gas valves and related products accounted for approximately $556 million of our gross trade sales in 2006. Our significant industry-leading market position is the result of our strong brand recognition, superior quality and specification acceptance. During January 2006, we closed the U.S. Pipe Chattanooga, Tennessee plant and transferred the valve production of that plant to Mueller’s Chattanooga, Tennessee plant.

All of our valve products are used to control transmission of potable water, non-potable water or gas. Our product line includes butterfly, gate, tapping, check, plug and ball valves. Water valve products range in size from  3/4 inch to 10 feet. The smaller iron gate-type valves are produced by our Chattanooga, Tennessee plant and the larger iron butterfly valves are produced by our Henry Pratt subsidiary. Brass valves are produced in our Decatur, Illinois and El Monte, California plants. Most of these valves are used in water distribution. In October 2006, we announced the closure of the El Monte plant and will transfer its brass valve production to our Decatur plant by July 2007.

We produce small iron valves, meter bars, and line stopper fittings for use in gas systems in our Decatur, Illinois and Brownsville, Texas plants. We also manufacture machines and tools for tapping, drilling, extraction, installation and stopping-off. These machines and tools are designed to work with our water and gas fittings and valves as an integrated system. We believe that we are one of the largest manufacturers in the line stopper fittings and machines sector in the United States and Canada.

Other Mueller Products.   Other Mueller segment products include: pipe repair products, such as repair clamps and couplings used to repair leaks in water and gas distribution systems; municipal castings, such as manhole covers and street drain grates; and patterns used by the foundry and automotive industries. We market these products under the Mueller®, Mueller Canada™, James Jones™, and Viking Johnson® brand names. These products accounted for $58 million of Mueller segment’s gross trade sales in 2006.

U.S. Pipe Products

U.S. Pipe manufactures and sells a broad line of ductile iron pressure pipe, restraint joints, fittings and other cast iron products. Founded in 1899 and headquartered in Birmingham, Alabama, it is one of the nation’s largest producers of ductile iron pressure pipe based on industry shipping information provided by the Ductile Iron Pipe Research Association. In the year ended September 30, 2006, the nine months ended September 30, 2005 and the year ended December 31, 2004, net sales and revenues amounted to $594.7 million, $456.9 million and $578.4 million, respectively. These sales also reflect sales of valve and hydrant product lines that were transferred to our Mueller segment in January 2006.

U.S. Pipe manufactures and markets a complete line of ductile iron pipe ranging from 4 inches to 64 inches in diameter as well as various metric sizes, in lengths up to 20 feet. Ductile iron pressure pipe is used primarily for drinking (potable) water distribution systems, small water system grids, reinforcing distribution systems (including looping grids and supply lines) and is used for major water and wastewater transmission and collection systems.

Anvil Products

Anvil manufactures a variety of pipe fittings and couplings, pipe hangers, pipe nipples and related products. Anvil’s total sales of these products were $534.6 million in 2006,  of which approximately $170 million were sales of products imported or otherwise not manufactured by Anvil.

Pipe Fittings and Couplings.   We are one of the largest manufacturers of threaded and grooved pipe fittings and couplings in the United States and Canada. Pipe fittings and couplings join two pieces of pipe together. Listed below are the four primary categories of pipe fittings and couplings that we manufacture.

Malleable Iron Fittings and Unions.   Malleable iron is a cast iron that is heat-treated to make it stronger, which allows us to use a thinner wall and results in a lighter product. Malleable iron is primarily used to join pipe in various gas, plumbing and HVAC applications. We manufacture these products at our Columbia, Pennsylvania foundry.

Cast Iron Fittings.   We believe we are one of the largest manufacturers of cast iron fittings in the United States. Cast iron is the most economical threaded fittings material and is typically used in low pressure applications such as sprinkler systems and other fire protection systems. We manufacture cast iron fittings primarily in our Columbia, Pennsylvania foundry. We believe that the substantial majority of our cast iron product is used in the fire protection industry, with the remainder used in steam and other HVAC applications.

Threaded Steel Pipe Couplings.   We believe we are one of the largest manufacturers of threaded steel pipe couplings in the United States and Canada. Threaded steel pipe couplings are used in the plumbing and electrical markets to join pipe and conduit and by pipe mills as threaded end protectors. We manufacture steel couplings at our Waynesboro, Pennsylvania and Simcoe, Ontario facilities.

Grooved Fittings and Couplings.   We believe we are one of the largest manufacturers of grooved products in the United States and Canada. Unlike typical pipe connections, where pipes are connected by screwing them into a fitting or welding them together, grooved products use a threadless pipe-joining method that does not require welding. We manufacture our grooved couplings and fittings under the Gruvlok® name in our Columbia, Pennsylvania foundry. In addition, we purchase privately labeled products to complement our grooved product offerings including grooved copper and stainless steel fittings. These additional purchased products complement our offering of grooved products and enable us to better serve our customers’ project requirements.

Pipe Hangers.   We believe we are one of the largest manufacturers of pipe hangers in the United States and Canada. Pipe hangers are used to attach the pipe to the building structure and are used in sprinkler systems, HVAC applications and in power and petrochemical plants. We manufacture our standard pipe hangers in Henderson, Tennessee and Columbia, Pennsylvania and we produce special order, or engineered, pipe hangers in North Kingston, Rhode Island. We have retained a strong core engineering staff and believe that we are the leader in technical competency in this sector.

Pipe Nipples.   We believe we are also one of the largest manufacturers of pipe nipples in the United States and Canada. The pipe nipple product line is a complementary product offering and is packaged (1) with cast iron for the fire protection market, (2) with malleable iron for the industrial market, (3) with our forged steel product line for the oilfield and chemical markets and (4) as a general plumbing market item. We produce the majority of our pipe nipple products at Beck Manufacturing’s facilities in Greencastle, Pennsylvania and Santa Fe Springs, California. Seamless pipe nipples are produced at our Longview, Texas facility. Pipe nipples for the Canadian market are manufactured at our Simcoe, Ontario facility.

Other Piping System Products.   In addition to our key products that we have described above, we sell (1) products sourced outside the United States and Canada through our Star business, which we acquired in January 2004, (2) products that we purchase from third parties and (3) many other products that we manufacture, including (A) oilfield products, such as forged steel pipe fittings, hammer unions, bull plugs and swage nipples which are used to connect pipe in oil and gas applications and (B) electrical products, such as standard steel and PVC conduit couplings and elbows used to carry wire and cable in electrical applications.

Sales, Marketing and Distribution

Mueller Products

Our Mueller segment sells its products to a wide variety of end-users, including municipalities, publicly and privately owned water and wastewater utilities, gas utilities and construction contractors. These products are usually sold to our distributors; distributors then sell these products to contractors who have won a contract to construct, replace or upgrade a water, wastewater or gas system for an end-user or non-residential facility. In some cases, end-users of Mueller segment products, including municipalities and utilities, buy products directly from Mueller, most often as part of a program to repair, replace or upgrade existing infrastructure. Sales of our Mueller segment products are heavily influenced by the specifications in those contracts.

Mueller has a sales force of approximately 95 dedicated employee sales representatives in the field and about 65 non-employee manufacturers’ representatives as well as a team of approximately 120 in-house marketing and sales professionals. Our field sales and manufacturers representatives call on municipalities, water companies and other end-users to ensure that Mueller products, or specifications that exclusively read onto Mueller products, are specified. In addition, to ensure consistency, municipalities often require that contractors use the same products that have been historically used in that municipality.

For the Mueller segment, the large installed base, broad product range and well known brands have led to our strong, long-standing relationships with all of the leading distributors in the industries Mueller serves. For most of the Mueller segment products, which are sold through independent distributors, end-users choose the brand or establish product specifications. We generally ship Mueller products, including hydrants and water and gas valves, directly to distributors from our plants. Mueller’s distribution network covers all of the major markets in the United States and Canada. We typically do not have long-term contracts with our distributors, although we have long-term relationships with most of our top distributors. The top two distributors for Mueller accounted, in the aggregate, for approximately 44% of our sales in 2006. The loss of either of these distributors could have a material adverse effect on our business. See “Risk Factors—We depend on a group of major distributors for a significant portion of our sales; any loss of these distributors could reduce our sales and continuing consolidation could cause price pressure.”

U.S. Pipe Products

U.S. Pipe products are sold primarily to water works distributors, contractors, municipalities, private utilities and other governmental agencies. A substantial percentage of ductile iron pressure pipe orders result from contracts that are bid by contractors or directly issued by municipalities or private utilities. An increasing portion of ductile iron pressure pipe sales is made through independent water works distributors. U.S. Pipe maintains numerous supply depots in leased space throughout the country, which are used as a source of pipe for start-up projects, to support ongoing projects and to aid in completing projects.

U.S. Pipe has a sales force of approximately 70 dedicated employee sales representatives in the field and inside sales representatives and sales engineers who sell pipe products throughout the United States. The organization is divided into four geographic territories each managed by a regional sales manager. International orders are sold directly by U.S. Pipe sales personnel as well as through third-party representatives.

U.S. Pipe’s top customer, with whom we do not have a written contract, represented 29%, 27% and 28% of net sales for the year ended September 30, 2006, the nine months ended September 30, 2005 and the year ended December 31, 2004, respectively. We believe the loss of this single customer could have a material adverse effect on the results of operations of the Company. See “Risk Factors—We depend on a group of major distributors for a significant portion of our sales; any loss of these distributors could reduce our sales and continuing consolidation could cause price pressure.”

Anvil Products

Our Anvil segment sells its products to distributors who subsequently sell these products to a wide variety of end-users, including, primarily, commercial construction contractors. These products are typically sold to our distributors through Anvil’s four regional distribution centers located in key geographic areas throughout the United States and through Anvil’s Canadian distribution and sales division. We generally ship Anvil segment products, including pipe fittings, couplings, hangers and nipples, from our plants to four regional service centers that we operate in the United States, and we ship products from these distribution centers to distributors carrying these products. Our regional service centers are strategically located to provide 24-hour delivery to the majority of the Anvil customers. In addition, we operate 24 smaller warehouses throughout the United States and Canada and one in Europe to support the Anvil segment operations. We have historically stocked some products manufactured by third parties in these distribution centers in order to provide a broader product offering. In 2006, products manufactured by third parties accounted for approximately 34% of total sales for the Anvil Segment.

Most Anvil products are not specified. Anvil’s sales force of approximately 110 dedicated employee sales representatives in the field and about 150 in-house marketing and sales professionals markets Anvil products to distributors. Sales of Anvil products are generally influenced by the distributors, as end-user customers will buy from a distributor’s available offerings based on price and quality.

Anvil generally does not have long-term contracts with any distributors, although Anvil has long-term relationships with most of our top distributors. The top three distributors for Anvil accounted, in the aggregate, for approximately 13% of Anvil’s sales in 2006. The loss of any one of these distributors could have a material adverse effect on our business. See “Risk Factors—We depend on a group of major distributors for a significant portion of our sales; any loss of these distributors could reduce our sales and continuing consolidation could cause price pressure.”

Backlog

Except for our U.S. Pipe segment and the Mueller segment’s Henry Pratt subsidiary, our backlog is not significant. Our Mueller and Anvil segments generally manufacture products from raw materials in stock and deliver them to customers within approximately two weeks from receipt of the order, depending upon customer delivery specifications. At September 30, 2006, our U.S. Pipe segment had a backlog of ductile iron pipe and fittings of approximately $62.0 million, compared to a backlog of ductile iron pipe, fillings, valves and hydrants for that segment at September 30, 2005 of approximately $81.0 million. At September 30, 2006, the Henry Pratt division of our Mueller segment had a backlog of approximately $61.8 million.

Manufacturing

Mueller

Our Mueller segment operates 16 manufacturing facilities in the United States, Canada and China. Their manufacturing operations include foundry, machining, fabrication, assembly, testing and painting operations. We believe that our existing manufacturing capacity is sufficient for our near-term requirements and we have no current plans to expand capacity. However, we plan to maximize operational efficiencies throughout all of our plants, and may relocate certain manufacturing operations to other facilities as part of these plans. These actions may result in future facility closures.

Mueller foundries use two casting techniques, green sand and lost foam. At present, we utilize the lost foam technology for hydrants in our Albertville, Alabama facility and for gate valve production in our Chattanooga, Tennessee facility. The lost foam process has several advantages over the green sand process for high-volume products, including a reduction in the number of manual finishing operations, lower scrap levels and the ability to reuse the sand. The selection of the appropriate casting method, pattern, core-making equipment, sand and other raw materials depends on the final product and its complexity, specifications, and function as well as intended production volumes.

U.S. Pipe

Our U.S. Pipe segment operates 4 manufacturing facilities in the United States, which primarily manufacture ductile iron pressure pipe. U.S. Pipe utilizes the DeLavaud centrifugal casting process which consists of introducing molten iron into a rapidly turning steel mold and relying on the centrifugal force to uniformly distribute the iron around the inner surface of the mold to produce high-quality ductile iron pressure pipe.

U.S. Pipe has announced the development of a new, state-of-the-art pipe manufacturing plant in addition to its existing facilities. U.S. Pipe is now considering where best to locate the new facility, and the timing of the development so as to achieve maximum improved production efficiency and enhanced product quality.

Anvil

Our Anvil segment operates 11 manufacturing facilities. Their manufacturing operations include foundry, machining, fabrication, assembly, testing and painting operations. Anvil employs highly automated Disa® molding machines to produce products in its Columbia, Pennsylvania foundry facility.

Raw Materials

Our products are made from several basic raw materials, including sand, resin, brass ingot, steel pipe, and scrap steel and iron. These materials are readily available and are competitively priced. Historically, we have been able to obtain an adequate supply of raw materials and do not anticipate any shortage of these materials.

We generally purchase raw materials at spot prices and generally do not have the ability to hedge our exposure to price changes. Our business could be adversely affected by increases in the cost of our raw materials, as we may not be able to fully pass these costs on to our customers. Management estimates that raw materials and purchased components used in the manufacturing processes of Mueller and Anvil currently account for approximately 25% of the cost of goods sold for Mueller and Anvil. Further, management estimates that scrap metal and ferrous alloys used in the U.S. Pipe manufacturing process accounted for up to 40% of the U.S. Pipe cost to manufacture ductile iron pipe for the year ended September 30, 2006.

In fiscal year 2006, due to significant increases in the price of copper in calendar year 2005, the spot price of brass ingot, used in the manufacture of the Mueller segment’s brass products and brass components, increased by approximately 80%. The Mueller segment was able to pass much of these cost increases through to its customers by means of price increases in the middle of the fiscal year of approximately 22% on certain brass products, and approximately 12% on hydrants and iron gate valves containing brass components. These product price increases were in addition to the regular, annual Mueller segment product increases made earlier in the fiscal year.

Historically, the prices of steel scrap and scrap iron used by the Mueller and Anvil segments and scrap iron used by the U.S. Pipe segment have increased, with sharp increases in these raw materials prices occurring in fiscal years 2003 through 2005. In fiscal year 2006, although the prices of these raw materials remained at the relatively high levels set in the 2005 fiscal year, the prices were unchanged, when averaged over the fiscal year.

We can give no assurances that the price of steel scrap and scrap iron will remain at the current pricing levels or that we will be able to increase prices to our customers to offset any future cost increases. See “Risk Factors—Our business is subject to risk of price increases and fluctuations and delay in the delivery of raw materials and purchased components.”

Research and Development

We have a dedicated team of research and development (R&D) professionals, who focus on the development of new products as well as on the support, modification and improvement of existing products. Presently, we employ 36 people, including 21 degreed professionals (metallurgists and engineers), dedicated to R&D activities. Our R&D efforts are operated primarily out of our facility in Smithfield, Rhode Island. In addition, our U.S. Pipe segment employs an R&D team in its facility in Bessemer, Alabama.

Ideas are generated by manufacturing, marketing or R&D personnel. In order for a project to move beyond the idea stage, all three disciplines must agree on the suitability of the product and determine an estimated payback. After the approval, it typically takes 6 to 12 months to tool, test and start production. The R&D team typically works on various products at one time.

Our total R&D expenditures were approximately $5.7 million for the year ended September 30, 2006, $0.4 million for the nine months ended September 30, 2005, and $1.5 million for the year ended December 31, 2004.

Patents, Licenses and Trademarks

We have a significant number of active patents and trademarks relating to the design of our products and trademarks for our brands and products. Most of the patents for technology underlying our products have been in the public domain for many years, and existing third-party patents are not considered, either individually or in the aggregate, to be material to our business. However, the pool of proprietary information, consisting of know-how and trade secrets relating to the design, manufacture and operations of our products is considered particularly important and valuable. We generally own the rights to the products that we manufacture and sell and are not dependent in any material way upon any license or franchise to operate. U.S. Pipe has granted numerous trademark licenses around the world with respect to its uniform family of ductile pipe accessories, such as joint restraint systems.

Seasonality

See “Item 7.—Management’s Discussion and Analysis—Effect of Inflation; Seasonality.”

Competition

The domestic and international markets for flow control products are competitive. However, for most of our product offerings, there are only a few competitors. Although many of our competitors are well-established companies with strong brand recognition, we believe that we maintain a strong competitive position for each of our key product offerings. Management considers our installed base, product quality, service, brand recognition, price, effectiveness of distribution and technical support to be primary competitive factors.

The competitive environment for our Mueller segment products is mature and stable with limited movement in market share over time. Management believes that our Mueller hydrants and valves enjoy strong competitive positions based largely on their quality and dependability. The principal competitors for Mueller segment hydrants and iron gate valves are McWane, Inc. and American Flow Control. The primary competitors for Mueller’s brass products are A.Y. McDonald and Ford Meter Box.

The ductile iron pressure pipe industry, in which U.S. Pipe operates, is highly competitive, with a small number of manufacturers of ductile iron pressure pipe and fittings. Major competitors of U.S. Pipe include McWane, Inc., Griffin Ductile Iron Pipe Company and American Cast Iron Pipe Company. Additional competition for ductile iron pressure pipe comes from pipe composed of other materials, such as polyvinylchoride (PVC), high density polyethylene (HDPE), concrete, fiberglass, reinforced plastic and steel. Although ductile iron pressure pipe is typically more expensive than competing forms of pipe, ductile iron has the advantages of quality, longevity, strength, ease of installation and lack of maintenance problems.

The market for Anvil segment products is highly competitive, price sensitive and vulnerable to the increased acceptance of foreign products. For domestic manufacturing and sales, Anvil’s primary competitor for malleable and cast iron fittings is Ward Manufacturing; for ductile and grooved fittings, Anvil’s significant competitors are Victaulic and Tyco Engineered Products; and for pipe hangers, Anvil’s principal competitors are ERICO, Tolco/Nibco and Carpenter and Paterson. Anvil products have mechanical and industrial applications, such as HVAC systems, and fire protection applications, such as sprinkler systems. We estimate that 72% of these products are used in mechanical applications and the remainder in fire protection systems. While the mechanical market has generally resisted acceptance of foreign products, the fire protection market has broadly accepted foreign products as a substitute for domestic piping system products. Fire protection products are sold primarily on price and are sold at lower prices by foreign manufacturers.

Environmental Matters

The Company is subject to a wide variety of laws and regulations concerning the protection of the environment, both with respect to the construction and operation of many of its plants and with respect to remediating environmental conditions that may exist at its own and other properties. The Company believes that it is in substantial compliance with federal, state and local environmental laws and regulations. The Company accrues for environmental expenses resulting from existing conditions that relate to past operations when the costs are probable and reasonably estimable. Expenses charged to the statement of operations for compliance of ongoing operations and for remediation of environmental conditions arising from past operations were approximately $2.3 million, $4.4 million and $9.5 million in the year ended September 30, 2006, the nine months ended September 30, 2005 and the year ended December 31, 2004, respectively. The Company capitalizes environmental expenditures that increase the life or efficiency of property or that reduce or prevent environmental contamination. Capital expenditures for environmental requirements are anticipated to average approximately $7.0 million per year in the next five years. Capital expenditures for environmental requirements were approximately $4.7 million, $1.7 million and $2.7 million in the year ended September 30, 2006, the nine months ended September 30, 2005 and the year ended December 31, 2004, respectively.

The Company has implemented an Administrative Consent Order (ACO) for its Burlington, New Jersey plant that was required under the New Jersey Environmental Cleanup Responsibility Act (now known as the Industrial Site Recovery Act). The ACO required soil and ground water cleanup, and the Company has completed, and has received final approval on, the soil cleanup required by the ACO. U. S. Pipe is continuing to address ground water issues at this site. Further remediation could be required. These remediation costs are expected to be minimal. Long-term ground water monitoring will be required to verify natural attenuation. It is not known how long ground water monitoring will be required. Management does not believe monitoring or further cleanup costs, if any, will have a material adverse effect on the financial condition or results of operations of the Company.

The Federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) generally imposes liability, which may be joint and several and is without regard to fault or the legality of waste generation or disposal, on certain classes of persons, including owners and operators of sites at which hazardous substances are released into the environment (or pose a threat of such release), persons that disposed or arranged for the disposal of hazardous substances at such sites, and persons who owned or operated such sites at the time of such disposal. CERCLA authorizes the Environmental Protection Agency (EPA), the states and, in some circumstances, private entities to take actions in response to public health or environmental threats and to seek to recover the costs they incur from the same classes of persons. Certain governmental authorities can also seek recovery for damages to natural resources. Currently, U.S. Pipe has been identified as a potentially responsible party (PRP) by the EPA under CERCLA with respect to cleanup of hazardous substances at a superfund site located in Anniston, Alabama, and U.S. Pipe is among many PRP’s at the site, a significant number of which are substantial companies.

The PRP’s have negotiated an Administrative Order of Consent (ACO) with the EPA. Based on these negotiations, management estimated the Company’s share of liability for cleanup, after allocation among several PRP’s, would be approximately $4.0 million, which was accrued in 2004. In the fourth quarter of 2006, U.S. Pipe and Phelps Dodge (a co-signer of the ACO) agreed that Phelps Dodge would assume U.S. Pipe’s obligations and liabilities relating to the ACO. As a result, the Company recognized a pre-tax benefit related to the settlement of this obligation, which was not material to the Company’s financial statements. Phelps Dodge had previously entered into similar agreements with all other signatories to the ACO.

Solutia, Inc and Pharmacia Corporation filed suit against U.S. Pipe and Walter on January 5, 2003 for contribution and cost recovery by Solutia with respect to costs incurred and to be incurred by Solutia in performing remediation of polychlorinated biphenyls (PCBs) and heavy metals mandated by EPA in Anniston, Alabama with respect to the ACO described above. The ACO provides protection against contribution claims by third parties, such as Solutia. Management believes that the likelihood of liability in the contribution litigation is remote. The Magistrate has entered an Order staying discovery in this matter but has allowed Solutia to proceed with “on-site” sampling discovery.

The Company’s U.S. Pipe subsidiary has been named in a purported civil class action case originally filed on April 8, 2005 in the Circuit Court of Calhoun County, Alabama, and removed to the U.S. District Court for the Northern District of Alabama under the Class Action Fairness Act. The putative plaintiffs in the case filed an amended complaint with the U.S. District Court on December 15, 2006. The case was filed against U.S. Pipe and other foundries in the Anniston, Alabama area alleging state law tort claims (negligence, failure to warn, wantonness, nuisance, trespass and outrage) arising from creation and disposal of “foundry sand” alleged to contain harmful levels of PCBs and other toxins, including arsenic, cadmium, chromium, lead and zinc. The plaintiffs are seeking damages for real and personal property damage and for other unspecified personal injury. Management believes this matter is still in early stages of litigation and no substantial discovery has taken place. In addition, management believes that both procedural and substantive defenses would likely be available should this class action be allowed to proceed. At present, management has no reasonable basis to form a view with respect to the probability of liability in this matter.

The Company and U.S. Pipe recently received a letter from attorneys representing a purported group of residents of the North Birmingham area of Jefferson County, Alabama alleging personal injury, property damage, nuisance, and trespass involving the release of toxic emissions into the North Birmingham environment causing injury. The Company is named in this potential litigation because of its ownership interests in U.S. Pipe. The allegations against U. S. Pipe result from the use of coal tar products and their emissions into the North Birmingham environment.

Although the Company now produces a small amount of no-lead brass products, most of the Company’s brass valve products contain approximately 5.0% lead. Environmental advocacy groups, relying on standards established by California’s Proposition 65, are seeking to eliminate or reduce the content of lead in water infrastructure products offered for sale in California. Some of the Company’s subsidiaries have entered into settlement agreements with these environmental advocacy groups to modify products or offer substitutes for sale in California. Legislation to substantially restrict lead content in water infrastructure products has been introduced in the United States Congress. Congress or state jurisdictions other than California may enact legislation similar to Proposition 65 to restrict the content of lead in water products, which could require the Company to incur additional capital expenses to modify production. We undertook a capital project to implement a no-lead brass production line that required the Company to incur approximately $8.0 million in incremental capital spending, which was spent during the year ended September 30, 2006. Also, we began implementation of a project to consolidate our two existing brass foundries into one facility that required the Company to incur approximately $11.2 million in incremental spending, of which $5.8 million was spent during the year ended September 30, 2006. The foundry consolidation project is expected to be completed during 2007.

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

Over the next two years, the Company could potentially incur between $20.0 million and $24.0 million of capital costs at its iron foundries to comply with the United States Environmental Protection Agency’s National Emissions Standards for Hazardous Air Pollutants which were issued April 22, 2004.

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

Under the terms of the agreement whereby Tyco International Ltd. (“Tyco”) sold the Mueller and Anvil businesses in August 1999 to prior owners (the “August 1999 Tyco Transaction”), Tyco agreed to indemnify the Company’s predecessor-in-interest (“Predecessor Mueller”), and, by legal succession, the Company and its affiliates, for all “Excluded Liabilities”. Excluded Liabilities include, among other things, substantially all environmental liabilities relating to the time prior to the August 1999 Tyco Transaction. The indemnity survives indefinitely, is not subject to any deductibles or caps, and continues with respect to the Company’s current operations, other than those operations acquired since the August 1999 Tyco Transaction, including the operations of the U.S. Pipe segment. If Tyco ever becomes financially unable to, or otherwise fails to comply with the terms of the indemnity, the Company may be responsible for the Tyco-indemnified obligations. In addition, Tyco’s indemnity does not cover environmental liabilities to the extent caused by the Company or Predecessor Mueller or the operation of the Company’s business after the August 1999 Tyco Transaction, nor does it cover environmental liabilities arising with respect to businesses or sites acquired after the August 1999 Tyco Transaction.

See “—Legal Proceedings” for descriptions of material litigation and other legal proceedings relating to environmental matters.

Regulatory Matters

The production and marketing of our products is subject to the rules and regulations of various federal, state and local agencies, including laws governing our relationships with distributors. Regulatory compliance has not had a material effect on our results to date. We are not aware of any pending legislation that is likely to have a material adverse effect on our operations. See “—Legal Proceedings,” “Risk Factors—Our brass valve products contain lead, which may replaced in the future” and “Risk Factors—Certain of our brass valve products may not be in compliance with NSF standards, which could limit the ability of municipalities to buy our products.”

Employees

We employ approximately 6,800 people, of whom approximately 88% work in the United States. The hourly employees at our principal United States manufacturing plants and foundries in Albertville, Alabama; Bessemer, Alabama; North Birmingham, Alabama; Union City, California; Aurora, Illinois; Decatur, Illinois; Burlington, New Jersey; Columbia, Pennsylvania; Chattanooga, Tennessee; Houston, Texas; and Henderson, Tennessee are represented by unions, as are the hourly employees at two of our four distribution centers. Our operations in Canada at St. Jerome and at Simcoe are also unionized.

The contracts with our union employees at our eight largest manufacturing facilities expire at different times: Decatur in June 2007, Bessemer in October 2007, Union City in December 2007, Burlington and Columbia in April 2008, Albertville in September 2008, North Birmingham in January 2009 and Chattanooga in September 2010.

Union contracts at other Mueller and Anvil facilities expire as follows: Aurora in August 2007, Henderson in December 2007, Simcoe in November 2008 and Houston in January 2009.

In addition, approximately 125 of our employees are represented by various unions at our Anvil facilities located in British Columbia; Montreal, Quebec; Bloomington, Minnesota; Cincinnati, Ohio; Taylor, Michigan; and University Park, Illinois.

We believe that relations with our employees, including those represented by unions, are good. The last major union strike was in 1989 at the U.S. Pipe Bessemer, Alabama facility. The strike lasted six weeks.

Geographic Information

More than 99% of our sales for fiscal year 2006 are to our U.S. and Canadian customers.

Item 1A.                Risk Factors

Risks Relating to Our Business

Our business may suffer as a result of a downturn in government spending related to infrastructure upgrades, repairs and replacements, or in the cyclical residential or non-residential building markets.

Our business is primarily dependent upon spending on water and wastewater infrastructure upgrades, repairs and replacement, new water and wastewater infrastructure spending (which is dependent upon residential construction) and spending on non-residential construction. We are also subject to general economic conditions, the need for construction projects, interest rates and government incentives provided for public work projects. In addition, a significant percentage of our products are ultimately used by municipalities or other governmental agencies in public water transmission and collection systems. As a result, our sales could decline as a result of declines in the number of projects planned by public water agencies, government spending cuts, general budgetary constraints, difficulty in obtaining necessary permits or the inability of government entities to issue debt. It is not unusual for water projects to be delayed and rescheduled for a number of reasons, including changes in project priorities and difficulties in complying with environmental and other government regulations. Spending growth in the infrastructure upgrades, repairs and replacement sector may slow in the future if state and local governments’ budgets are negatively impacted by downturns in the economy. If favorable economic conditions exist, state and local governments may choose not to address deferred infrastructure needs. Although the residential building market has experienced growth in recent years, this growth may not continue in the future. The residential and non-residential building markets are cyclical. Any significant decline in the residential or non-residential building markets or governmental spending on infrastructure could lead to a significant decline in our sales, profitability and cash flows.

Our industry is very competitive and some of our products are commodities.

The domestic and international markets for flow control products are competitive. While there are only a few competitors for most of our product offerings, many of them are well-established companies with strong brand recognition. In particular, our malleable iron and cast iron pipe fitting products, which together comprised 5% of our annual sales over the last two years, face competition from less expensive imports and our pipe nipple and hanger products and our pipe fittings and couplings products, which together comprised 16% of our annual sales over the last two years, compete on the basis of price and are sold in fragmented markets with low barriers to entry, allowing less expensive domestic and foreign products to gain market share and reduce our margins. Also, competition for ductile iron pressure pipe sold by our U.S. Pipe segment comes not only from ductile pipe produced by a concentrated number of domestic manufacturers, but also from pipe composed of other materials, such as polyvinylchloride (PVC), high density polyethylene (HDPE), concrete, fiberglass, reinforced plastic and steel.

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

Approximately 38% of our 2006 sales were to our ten largest distributors, and approximately 32% of our sales were to our three largest distributors: Home Depot, Ferguson Enterprises and Groeniger. Our business relationships with most of our major distributor branches may be terminated at the option of either party upon zero to 60 days’ notice.

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

Our brass valve products, which constituted approximately 6% of our annual sales, contain approximately 5.0% lead. Environmental advocacy groups, relying on standards established by California’s Proposition 65, are seeking to eliminate or reduce the content of lead in some of these products, including water meters and valves, and to limit their sale in California. Some of our business units have entered into settlement agreements with these environmental advocacy groups that have required them to either modify some of these products or offer substitutes for them with respect to products sold in California. Modifications of or substitutions for our products to meet or conform with regulatory requirements will require us to purchase more expensive raw materials, and we may not be able to pass these costs on to our customers. Legislation to substantially restrict lead content in water products has been introduced in the United States Congress. Congress may adopt legislation that would require us to reduce or eliminate lead in our brass products which could require us to incur substantial additional production expenses. In addition, advocacy groups or other parties may file suit against us under Proposition 65, which could result in additional costs in connection with marketing and selling our brass products in California.

Our business is subject to risk of price increases and fluctuations and delay in the delivery of raw materials and purchased components.

Our business is subject to the risk of price increases and fluctuations and periodic delays in the delivery of raw materials and purchased components that are beyond our control. Our operations require substantial amounts of raw materials or purchased components, such as steel pipe and scrap steel and iron, brass ingot, sand, resin, and natural gas. Management estimates that scrap metal and ferrous alloys used in the U.S. Pipe manufacturing process account for approximately 40% of the U.S. Pipe cost to manufacture ductile iron pipe and raw materials and purchased components used in our manufacturing processes currently account for approximately 25% of the Mueller and Anvil cost of goods sold. Fluctuations in the price and delivery of these materials may be driven by the supply/demand relationship for a material and factors particular to that material. In addition, if any of our suppliers seeks bankruptcy relief or otherwise cannot continue its business as anticipated or we cannot renew our supply contracts on favorable terms, the availability of raw materials could be reduced or the price of raw materials could increase.

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

Some of our key products, including hydrants, valves and ductile iron pipe, are manufactured at large manufacturing facilities. The operations at our major manufacturing facilities may be impaired by various operating risks, including, but not limited to:

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

•       shortages of equipment or spare parts; and

•       labor disputes.

To date, we have successfully managed non-material occurrences of the foregoing events without significant disruption of our operations. More acute occurrences of these events could cause a decrease in, or the elimination of, the revenues generated by our key facilities or a substantial increase in the costs of operating such facilities that, in turn, could, impair our cash flows and results of operations.

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

We have recorded a significant amount of goodwill and other identifiable intangible assets. As of September 30, 2006, goodwill and other identifiable intangible assets were approximately $865.5 million and $835.4 million, respectively (or approximately 57% of our total assets). Goodwill and identifiable intangible assets of the Company were recorded at fair value on the date of acquisition and goodwill of U.S. Pipe remains at historical cost. In accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, are reviewed at least annually for impairment. Impairment may result from, among other things, deterioration in our performance, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of or affect the products and services sold by our business, and a variety of other factors. The amount of any quantified impairment must be expensed immediately as a charge to results of operations. Depending on future circumstances, it is possible that we may never realize the full value of our intangible assets. Any future determination of impairment of a significant portion of goodwill or other identifiable intangible assets would result in a non-cash impairment charge.

We have a significant amount of debt.

As of September 30, 2006, our total debt was $1,127.3 million. We may incur significant additional indebtedness from time to time. The level of our indebtedness could have important consequences, including:

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

The National Sanitary Foundation (NSF) is a non-profit entity that was contracted by the U.S. Environmental Protection Agency (EPA) to promulgate standards for the water industry. NSF has issued NSF 61, which governs the leaching characteristics of valves and devices that are part of drinking water distribution networks, including certain of our products made from brass. In recent years, a growing majority of states have adopted, by statute or regulation, a requirement that water distribution systems utilize products that comply with NSF 61 and/or are certified as NSF 61 compliant. We, along with others in the industry, are engaged in the lengthy process of attempting to obtain certification of NSF 61 compliance for all of our relevant products. Our sales of brass valve products were approximately 6% our 2006 sales. To date we have obtained certification of approximately 95% of our brass valve and fitting products. Approximately 26% of our certified products use “low lead” brass to comply with current NSF 61 requirements. We intend to have a certified version of all brass products after completion of the closure of the Mueller segment’s James Jones facility and subsequent transfer of production to the Decatur, Illinois facility. In the event that some of our brass valve products are found not to be in compliance with NSF 61, those products may not be accepted by various municipalities or we may be forced to modify non-conforming products with substitute materials which may require increased cost, thereby impairing our profitability. In addition, if our competitors develop a complete line of NSF 61 compliant brass valve products before we do, we may be placed at a competitive disadvantage which may, in turn, impair our profitability.

Our business may be harmed by work stoppages and other labor relations matters.

We are subject to a risk of work stoppages and other labor relations matters because our hourly workforce is highly unionized. As of September 30, 2006, approximately 84% of our hourly workforce was represented by unions. These employees are represented by locals from approximately six different unions, including the Glass, Molders, Pottery, Plastics and Allied Workers International Union, which is our largest union. Our labor agreements will be negotiated as they expire at various times through September 2010. Work stoppages for an extended period of time could impair our business. Labor costs are a significant element of the total expenditures involved in our manufacturing process, and an increase in the costs of labor could therefore harm our business. In addition, the freight companies who deliver our products to our distributors generally use unionized truck drivers, and our business could suffer if our contractors face work stoppages or increased labor costs.

Our revenues are influenced by weather conditions and the level of construction activity at different times of the year; we may not be able to generate revenues that are sufficient to cover our expenses during certain periods of the year.

Some of our products, including ductile iron pipe, are moderately seasonal, with lower sales in the winter months. This seasonality in demand has resulted in fluctuations in our revenues and operating results. Because much of our overhead and expenses are fixed payments, seasonal trends can cause reductions in our profit margin and financial condition, especially during our slower periods.

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

Under the terms of the purchase agreement (the “Tyco Purchase Agreement”) relating to the August 1999 sale by Tyco International Ltd. (“Tyco”) of the Mueller and Anvil businesses to our prior owners, we are indemnified by Tyco for all liabilities arising in connection with the operation of these businesses prior to their sale by Tyco, including with respect to products manufactured or sold prior to the closing of that transaction. The indemnity survives forever and is not subject to any dollar limits. In the past, Tyco has made substantial payments and/or assumed defense of claims pursuant to this indemnification provision. However, we may be responsible for these liabilities in the event that Tyco ever becomes financially unable or fails to comply with, the terms of the indemnity. In addition, Tyco’s indemnity does not cover product liabilities to the extent caused by our products manufactured after that transaction. On January 14, 2006, Tyco’s board of directors announced that it approved a plan to separate Tyco into three separate, publicly traded companies. At this time, we do not know which of the new entities will assume the indemnity provided under the terms of the Tyco Purchase Agreement if this plan is implemented. Should the entity or entities that assume Tyco’s obligations under the Tyco Purchase Agreement ever become financially unable or fail to comply with the terms of the indemnity, we may be responsible for such obligations or liabilities. For more information, see “Item 3—Legal Proceedings.”

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

In addition, we will be required to incur costs to comply with the EPA’s National Emissions Standards for Hazardous Air Pollutants (NESHAP) for iron and steel foundries and for our foundries’ painting operations. These costs may be substantial. See “Item 1—Business—Environmental Matters.” We may be required to conduct investigations and perform remedial activities that could require us to incur material costs in the future. Our operations involve the use of hazardous substances and the disposal of hazardous wastes. We may incur costs to manage these substances and wastes and may be subject to claims for damage for personal injury, property damages or damage to natural resources.

Our U.S. Pipe segment has been identified as a potentially responsible party liable under federal environmental laws for a portion of the clean-up costs with regard to two sites, one in Alabama and one in California, and is currently subject to an administrative consent order requiring certain monitoring and clean-up with regard to its Burlington, New Jersey facility. Such clean-up costs could be substantial and could have a negative effect on our profitability and cash flows in any given reporting period. As described in the immediately preceding risk factor, we rely on Tyco to indemnify us for certain liabilities and there is a risk that Tyco may become unable or fail to fulfill its obligation. For more information about our environmental compliance and potential environmental liabilities, see “Item 1—Business—Environmental Matters.”

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

We are pursuing several initiatives designed to rationalize our manufacturing facilities and to use our manufacturing expertise to reduce our costs. In fiscal 2006, we achieved integration synergies between our Mueller and U.S. Pipe segments by closing the U.S. Pipe Chattanooga, Tennessee production facility and integrating it into the Mueller Chattanooga and Albertville, Alabama production facilities. We have initiated the implementation of plant and distribution combination and production efficiency strategies within our Mueller and Anvil segments, which efforts will continue through fiscal years 2007 and the beginning of 2008. Our Mueller segment sales force has begun to integrate U.S. Pipe products as complementary product offerings as part of their sales efforts. We also have begun to use our combined purchasing leverage to reduce raw material and overall product costs. If we fail to implement our integration and rationalization plans at the economic levels or within the time periods expected, we may not be able to achieve the projected levels of synergies and cost savings. In addition, we expect to incur substantial severance, environmental and impairment costs in connection with our integration and rationalization plans.

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

Risks Relating to our Relationship with Walter Industries

We may have substantial additional liability for federal income tax allegedly owed by Walter.

Each member of a consolidated group for federal income tax purposes is severally liable for the federal income tax liability of each other member of the consolidated group for any year in which it is a member of the group at any time during such year. Each member of the Walter controlled group, which included the Company (including our subsidiaries) through December 14, 2006, is also jointly and severally liable for pension and benefit funding and termination liabilities of other group members, as well as certain benefit plan taxes. Accordingly, the Company could be liable under such provisions in the event any such liability is incurred, and not discharged, by any other member of the Walter consolidated or controlled group for any period during which the Company was included in the Walter consolidated or controlled group.

A dispute exists with regard to federal income taxes allegedly owed by the Walter consolidated group for fiscal years 1980 through 1994 and 1999 through 2001. It is estimated that the amount of tax presently claimed by the IRS is approximately $34.0 million for issues currently in dispute in bankruptcy court and $80.4 million for the 1999 through 2001 period, each of which is for matters unrelated to the Company. These amounts are subject to interest and penalties. However, Walter has advised the Company that its tax filing positions have substantial merit and intends to defend vigorously any claims asserted. Walter believes that it has accruals sufficient to cover the estimated probable loss, including interest and penalties.

The tax allocation agreement between the Company and Walter gives Walter control over our pre-IPO taxes and allocates to us certain tax risks associated with the spin-off of our Series B common stock.

Walter effectively controlled all of our tax decisions for periods during which we were a member of the Walter consolidated federal income tax group and certain combined, consolidated or unitary state and local income tax groups. Under the terms of the income tax allocation agreement between Walter and the Company dated as of May 26, 2006 Walter had sole authority to respond to and conduct all tax proceedings (including tax audits) relating to our federal income and combined state returns, to file all such returns on behalf of us and to determine the amount of our liability to (or entitlement to payment from) Walter for such periods. This arrangement may result in conflicts of interests between the Company and Walter. In addition, the tax allocation agreement provides that if the spin-off of our Series B common stock by Walter is determined not to be tax-free pursuant to Section 355 of the Internal Revenue Code of 1986, as amended, the Company generally will be responsible for any taxes incurred by Walter or its stockholders if such taxes result from certain of our actions or omissions and for a percentage of any such taxes that are not a result of our actions or omissions or Walter’s actions or omissions taxes based upon our market value relative to Walter’s market value.

Because we have limited experience operating as a stand-alone entity, our future business prospects are difficult to evaluate and our business could suffer as a result of the separation of our business from Walter.

As of the close of business on December 14, 2006, Walter distributed all of its holding of our Series B common stock to Walter shareholders, thus making the Company a stand-alone entity. Our operations as a stand-alone entity may place significant demands on our management, operational, and technical resources. Our future performance will depend on our ability to function as a stand-alone entity and on our ability to finance and manage expanding operations and to adapt our information systems to changes in its business. We rely on contractual arrangements, including the transition services agreement between Walter and the Company dated as of May 26, 2006, that require Walter and its affiliates to provide or procure certain critical transitional services and shared arrangements to us such as:

•       certain tax and accounting services;

•       certain human resources services, including benefit plan administration;

•       communications systems;

•       insurance; and

•       supply arrangements.

After the termination of these arrangements, we may not be able to replace these services and arrangements in a timely manner or on terms and conditions, including service levels and cost, as favorable as those we have received from Walter and its affiliates. There is a risk that our separation from Walter will not be successful, which could significantly impair our business, our results and our financial reporting ability.

Furthermore, the financial information included in this document may not necessarily reflect what the operating results and financial condition would have been had we been a separate, stand-alone entity during the periods presented or be indicative of our future operating results and financial condition.

Item 1B.               Unresolved Staff Comments

None.

Item 2.                        Properties

The following chart describes our principal properties.

Mueller Segment

Location	Activity	Size (sq. ft.)	Owned or Leased
Albertville, AL	Foundry, fabrication, machine shop	358,000	Leased
Aurora, IL	Fabrication, machine shop	146,880	Owned
Bethlehem, PA	Fabrication, machine shop	104,000	Leased
Brownsville, TX	Machine shop	48,540	Leased
Chattanooga, TN	Foundry, fabrication, machine shop	578,164	Owned
Chattanooga, TN	Machine shop	26,500	Leased
Cleveland, NC	Machine shop	190,000	Owned
Cleveland, TN	Fabrication, machine shop	70,000	Owned
Decatur, IL	Foundry, fabrication, machine shop, administrative headquarters	467,044	Owned
Dixon, IL**	Fabrication, machine shop	146,880	Owned
El Monte, CA**	Foundry, fabrication, machine shop	64,000	Owned
Hammond, IN	Fabrication, machine shop	51,160	Owned
Jingmen, China	Machine shop	154,377	Owned
Milton, Ontario*	Closed	127,000	Leased
Murfreesboro, TN	Assembly	11,400	Owned
Murfreesboro, TN	Fabrication, assembly	12,000	Leased
Salem, VA*	Closed	5,250	Leased
St. Jerome, Quebec	Foundry, machine shop	55,000	Owned

*                    Closed in fiscal 2006

**             To be closed in fiscal 2007

U.S. Pipe Segment

Location	Activity	Size (sq. ft.)	Owned or Leased
Birmingham, AL	Administrative headquarters	66,000	Owned
Bessemer, AL	Foundry, machine shop	648,000	Owned
N. Birmingham, AL	Foundry, machine shop	360,000	Owned
Union City, CA	Foundry, machine shop	139,000	Owned
Burlington, NJ	Foundry, machine shop, assembly	329,000	Owned

Anvil Segment

Location	Activity	Size (sq. ft.)	Owned or Leased
Portsmouth, NH	Administrative headquarters	13,740	Leased
Aurora, OH	Pipe cutting, machine shop	39,650	Leased
Columbia, PA	Foundry, galvanizing, painting, assembly, machine shop	663,000	Owned
Greencastle, PA	Bending, pipe cutting, machine shop	132,743	Owned
Henderson, TN	Stamping, fabrication, assembly, machine shop	236,479	Owned
Houston, TX	Machine shop	45,988	Owned
Longview, TX	Assembly, machine shop	95,650	Owned
North Kingstown, RI	Painting, fabrication, assembly, machine shop	134,498	Leased
Pottstown, PA	Forming, fabrication, assembly, machine shop	46,000	Owned
Santa Fe Springs, CA	Pipe cutting, machine shop	37,815	Leased
Simcoe, Ontario	Fabrication, machine shop	145,000	Owned
Waynesboro, PA	Pipe cutting, machine shop	72,836	Owned

Corporate

Location	Activity	Size (sq. ft.)	Owned or Leased
Atlanta, GA	Corporate headquarters	24,728	Leased

Our leased properties have terms that expire between June 2008 and September 2017.

We also operate four leased regional distribution centers in the United States for our Anvil products. See “Business—Sales, Marketing and Distribution.” The United States centers are located in University Park, Illinois; Sparks, Nevada; Columbia, Pennsylvania; Grand Prairie, Texas and have lease terms that expire between February 2007 and December 2013. In addition, we operate 24 smaller warehouses throughout the United States and Canada to support our Anvil operations.

Our Mueller segment operates two regional distribution centers in Canada. The centers are located in Barrie, Ontario and Calgary, Alberta and have lease terms that expire between March 2011 and May 2011.

We consider our plants and equipment to be well-maintained and believe our plants will have sufficient capacity to meet our present and anticipated future needs for the next five years. All of our domestic facilities, leases and leasehold interests are encumbered by liens securing our obligations under the 2005 Mueller Credit Agreement.

Item 3.                        Legal Proceedings

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

U.S. Pipe has implemented an Administrative Consent Order (ACO) for its Burlington, New Jersey plant that was required under the New Jersey Environmental Cleanup Responsibility Act (now known as the Industrial Site Recovery Act). The ACO required soil and ground water cleanup. U.S. Pipe has completed, and has received final approval for the soil cleanup required by the ACO. U.S. Pipe is continuing to address ground water issues at this site. Further remediation could be required. These remediation costs are expected to be minimal. Long term ground water monitoring will be required to verify natural attenuation. It is not known how long ground water monitoring will be required. Management does not believe monitoring or further cleanup costs, if any, will have a material adverse effect on the financial condition or results of operations of the Company and its subsidiaries.

The Federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), generally imposes liability, which may be joint and several and is without regard to fault or the legality of waste generation or disposal, on certain classes of persons, including owners and operators of sites at which hazardous substances are released into the environment (or pose a threat of such release), persons that disposed or arranged for the disposal of hazardous substances at such sites, and persons who owned or operated such sites at the time of such disposal. CERCLA authorizes the EPA, the States and, in some circumstances, private entities to take actions in response to public health or environmental threats and to seek to recover the costs they incur from the same classes of persons. Certain governmental authorities can also seek recovery for damages to natural resources.

Currently, U.S. Pipe has been identified as a potentially responsible party (PRP) by the EPA under CERCLA with respect to cleanup of hazardous substances in Anniston, Alabama. U.S. Pipe is among many PRP’s at such sites and a significant number of the PRP’s are substantial companies. The PRP’s have negotiated an ACO with the EPA and the PRP’s have agreed to divide clean-up costs pro-rata subject to later adjustment based on the relative contribution by each PRP to the contamination. Management previously estimated the Company’s share of liability for cleanup, after allocation among several PRP’s, to be approximately $4.0 million, which was accrued in 2004. In the fourth quarter of 2006, U.S. Pipe and Phelps Dodge (a co-signer of the ACO) agreed that Phelps Dodge would assume U.S. Pipe’s obligations and liabilities relating to the ACO. As a result, the Company recognized a pre-tax benefit related to the settlement of this obligation, which was not material to the Company’s financial statements. Phelps Dodge had previously entered into similar agreements with all other signatories to the ACO.

Solutia, Inc. and Pharmacia Corporation (“Solutia”) filed suit against United States Pipe and Foundry Company and Walter on January 5, 2003 (Solutia, Inc. and Pharmacia Corporation v. United States Pipe and Foundry Company, Walter Industries, Inc., et al, Case No. CV-03-PWG-1345-E) in U.S. District Court for the Northern District of Alabama. This is a civil action for contribution and cost recovery by Solutia with respect to costs incurred and to be incurred in performing remediation of polychlorinated biphenyls (PCB) and heavy metals mandated by EPA in Anniston, Alabama with respect to the ACO described above. The ACO provides protection against contribution claims by third parties, such as Solutia. Management believes that the likelihood of liability in the contribution litigation is remote.

The Company’s U.S. Pipe subsidiary has been named in a purported civil class action case originally filed on April 8, 2005 in the Circuit Court of Calhoun County, Alabama, and removed to the U.S. District Court for the Northern District of Alabama under the Class Action Fairness Act. The putative plaintiffs in the case filed an amended complaint with the U.S. District Court on December 15, 2006. The case was filed against U.S. Pipe and other foundries in the Anniston, Alabama area alleging state law tort claims (negligence, failure to warn, wantonness, nuisance, trespass and outrage) arising from creation and disposal of “foundry sand” alleged to contain harmful levels of PCBs and other toxins, including arsenic, cadmium, chromium, lead and zinc. The plaintiffs are seeking damages for real and personal property damage and for other unspecified personal injury. Management believes this matter is still in early stages of litigation and no substantial discovery has taken place. In addition, management believes that both procedural substantive defenses would likely be available should this class action be allowed to proceed. At present, management has no reasonable basis to form a view with respect to the probability of liability in this matter.

The Company and U.S. Pipe recently received a letter from attorneys representing a purported group of residents of the North Birmingham area of Jefferson County, Alabama alleging personal injury, property damage, nuisance, and trespass involving the release of toxic emissions into the North Birmingham environment causing injury. The Company is named in this litigation because of its ownership interests in U.S. Pipe. The allegations against U. S. Pipe result from the use of coal tar products and their emissions into the North Birmingham environment.

The Los Angeles Department of Water and Power, ex rel. Nora Armenta (“Armenta”) filed suit against our subsidiaries, James Jones Company and Mueller Co. (Superior Court, Los Angeles County, California; Case No. BC 173487) on June 27, 1997. In a related case, on September 15, 2004, the City of Banning and other California municipalities (collectively, “City of Banning”) filed suit against the Company’s subsidiaries, James Jones Company and Mueller Co. (Superior Court, Los Angeles County; Case No. BC 321513). The Armenta matter is a false claims lawsuit brought on behalf of cities, water districts and municipalities against Mueller Co., James Jones Company and others alleging that the defendants sold allegedly non-conforming public water system parts to various government entities. The lawsuit seeks consequential damages, penalties and punitive damages relating to the repair and replacement of the water systems to remove the allegedly non-conforming parts. While James Jones Company has always been a defendant in the Armenta action, in January 2004, Mueller Co. was dismissed as a defendant; however the dismissal was reversed by the California Court of Appeals in August 2006. On September 15, 2004, the Armenta trial court ruled against the intervention of approximately 30 municipalities that had failed to intervene within the time deadlines previously specified by the court. The trial court also ruled that the majority of municipalities that had purchased James Jones products from contractors or distributors were not in privity with the James Jones Company and were not entitled to punitive damages. Following the Armenta court’s ruling, on September 15, 2004, the water districts and municipalities filed the City of Banning action against the James Jones Company and Watts (former parent company of James Jones Company), alleging fraud and intentional misrepresentation. This lawsuit is based on the same underlying facts as the Armenta lawsuit. Any liability associated with these lawsuits is covered by the Tyco indemnity, described below, and the defense is being paid for and conducted by Tyco, all in accordance with the indemnity obligation of Tyco.

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

The Company and its subsidiaries are parties to a number of other lawsuits arising in the ordinary course of their businesses. We provide for costs relating to these matters when a loss is probable and the amount is reasonably estimable. The effect of the outcome of these matters on our future results of operations cannot be predicted with certainty as any such effect depends on future results of operations and the amount and timing of the resolution of such matters. While the results of litigation cannot be predicted with certainty, we believe that the final outcome of such other litigation will not have a materially adverse effect on our consolidated financial statements.

Item 4.                        Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2006.

PART II

Item 5.                        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Series A common stock has been listed on the New York Stock Exchange under the trading symbol MWA since May 26, 2006. The Company’s Series B common stock was listed on the New York Stock Exchange under the trading symbol MWA-B effective December 4, 2006.

The table below sets forth, for the fiscal periods indicated, the range of high and low closing sales prices of the Series A common stock.

	Year ended September 30,
	2006
	High	Low
3rd Fiscal quarter	$18.25	$14.23
4th Fiscal quarter	17.52	14.30

On October 26, 2006, subsequent to the fiscal year end, the Company declared its initial quarterly dividend of $0.0175 per share of Series A common stock and Series B common stock, payable on November 20, 2006 to stockholders of record on November 10, 2006. Covenants contained in certain of the debt instruments referred to in Note 8 of “Notes to Consolidated Financial Statements” may restrict the amount the Company can pay in cash dividends. Future dividends will be declared at the discretion of the board of directors and will depend on the Company’s future earnings, financial condition and other factors affecting dividend policy.

As of December 15, 2006, there were 129 shareholders of record of the Series A common stock and the Series B common stock.

After the close of trading on December 14, 2006, Walter distributed to its shareholders approximately 1.65 shares of the Company’s Series B common stock for each share of Walter common stock held by the shareholder of record on December 6, 2006, resulting in the distribution of 85,844,920 shares of the Company’s Series B common stock. Prior to this distribution, Walter owned all of our Series B common stock, representing approximately 75% of our economic value and approximately 96% of the combined voting power of all the Company’s voting stock.

The following table sets forth certain information relating to the Company’s equity compensation plans, which relate only to Series A common stock, as of September 30, 2006:

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options Warrants and Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by Shareholders:
2006 Stock Incentive Plan	1,277,810	$16.03	6,722,190
2006 Employee Stock Purchase Plan	31,235	$13.03	3,968,765

On December 15, 2006, in conjunction with the spin-off of the Company by Walter, the Company approved the grant of stock options and restricted stock units for the Company’s Series A common stock pursuant to the Company’s 2006 Stock Incentive Plan to replace the legacy share-based compensation instruments held by Walter employees that became Company employees upon the Walter spin-off of the Company. As a result, grants of approximately 464,000 non-qualified stock options with exercise prices ranging from approximately $2.00 to $21.00, and grants of approximately 414,000 restricted stock units, were approved by the Company.

Item 6.                        Selected Financial Data

The selected statement of operations data for the year ended September 30, 2006, for the nine months ended September 30, 2005 and for the year ended December 31, 2004 and the selected balance sheet data as of September 30, 2006 and September 30, 2005 are derived, and qualified by reference to, the audited financial statements included elsewhere in this annual report and should be read in conjunction with those financial statements and notes thereto. The selected statement of operations data for the year ended December 31, 2003 and the selected balance sheet data as of December 31, 2004 have been derived from audited financial statements of U.S. Pipe not included in this annual report. The selected statement of operations data for the twelve months ended September 30, 2005, the nine months ended September 30, 2004 and the year ended December 31, 2002 and the selected balance sheet data as of September 30, 2004 and December 31, 2003 and 2002 have been derived from unaudited financial statements of U.S. Pipe not included in this annual report. The following selected financial and other data should be read in conjunction with, and are qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and notes thereto included elsewhere in this annual report.

	For the twelve months ended September 30,	For the twelve months ended September 30,	For the nine months ended September 30,		For the years ended December 31,
	2006(a)	2005	2005(i)	2004(i)	2004	2003	2002
	(dollars in millions, except per share amounts)
Statement of Operations Data:
Net sales	$1,933.4	$598.1	$456.9	$437.2	$578.4	$465.4	$491.8
Cost of sales(b)	1,525.7	530.7	402.2	402.9	531.4	427.4	429.8
Gross profit	407.7	67.4	54.7	34.3	47.0	38.0	62.0
Selling, general and administrative expenses(c)	242.1	39.1	25.9	25.0	38.2	43.5	36.1
Related party corporate charges(d)	8.0	7.3	5.4	5.7	7.7	4.8	6.4
Restructuring and impairment charges(e)	28.6	—	—	0.1	0.1	5.9	—
Operating income (loss)	129.0	21.0	23.4	3.5	1.0	(16.2)	19.5
Interest expense-other, net of interest income	(115.9)	(0.4)	(0.3)	(0.4)	(0.5)	(0.5)	(0.1)
Interest expense arising from payable to parent, Walter Industries(f)	—	(21.1)	(15.2)	(13.0)	(18.9)	(16.4)	(9.4)
Income (loss) before income tax expense (benefit)	13.1	(0.5)	7.9	(9.9)	(18.4)	(33.1)	10.0
Income tax expense (benefit)	8.0	3.9	2.8	(3.9)	(2.9)	(12.7)	4.1
Income (loss) before cumulative effect of change in accounting principle	5.1	(4.4)	5.1	(6.0)	(15.5)	(20.4)	5.9
Cumulative effect of change in accounting principle, net of tax	—	—	—	—	—	(0.5)	—
Net income (loss)	$5.1	$(4.4)	$5.1	$(6.0)	$(15.5)	$(20.9)	$5.9
Basic income (loss) per share:
Income (loss) before cumulative effect of change in accounting principle	$5.1	$(4.4)	$5.1	$(6.0)	$(15.5)	$(20.4)	$5.9
Cumulative effect of change in accounting principle, net of tax	—	—	—	—	—	(0.5)	—
Earnings (loss) per share(g)	$0.05	$(0.05)	$0.06	$(0.07)	$(0.18)	$(0.23)	$0.07
Other Data:
Depreciation and amortization	96.9	25.9	19.4	20.0	26.5	25.2	24.0
Capital expenditures	71.1	24.4	16.5	12.4	20.4	15.7	26.2

	As of September 30,			As of December 31,
	2006	2005	2004	2004	2003	2002
	(dollars in millions)
Balance Sheet Data:
Cash and cash equivalents(h)	$81.4	$—	$0.1	$—	$0.2	$0.1
Working capital	683.6	188.7	176.6	163.5	157.0	139.0
Property, plant and equipment, net	337.0	149.2	152.2	152.9	160.1	172.1
Total assets	2,989.9	514.7	491.6	473.5	452.9	448.6
Intercompany indebtedness to Walter Industries	3.6	443.6	435.4	422.8	409.2	385.2
Total liabilities	1,762.9	669.9	626.7	618.6	581.9	555.3
Total unit/stockholder’s equity (net capital deficiency)	1,227.0	(155.2)	(135.1)	(145.1)	(129.0)	(106.7)

(a)           Data for the year ended September 30, 2006 and as of September 30, 2006 include results from Predecessor Mueller Water, acquired by the Company on October 3, 2005.

(b)          Cost of sales during the nine months ended September 30, 2005 includes warranty cost of $2.3 million related to a construction project in Kansas City, Missouri.

Cost of sales during the twelve months ended September 30, 2006 includes $70.2 million of purchase accounting adjustments related to valuing inventory acquired in the Acquisition at fair value and $21.3 million of inventory write-offs and unabsorbed overhead costs resulting from the closure of the U.S. Pipe Chattanooga manufacturing facility.

(c)           Selling, general and administrative expenses include:

Credits for environmental-related insurance settlement benefits of $5.1 million, $5.1 million and $1.9 million for the twelve months ended September 30, 2005, the nine months ended September 30, 2005 and the year ended December 31, 2004, respectively;

Accrual of $4.0 million relating to environmental liabilities for the year ended December 31, 2004 and a reversal of $1.0 million of that accrual for the year ended September 30, 2006; and

Settlement expenses for a commercial dispute of $1.7 million and settlement expenses for litigation matters of $6.5 million for the year ended December 31, 2003.

(d)          Related party corporate charges represents costs incurred by Walter that were allocated to U.S. Pipe. As of the spin-off, these charges will no longer be allocated and the Company may incur costs in an amount less than or greater than these costs on a stand-alone basis.

(e)           Restructuring and impairment charges for the year ended December 31, 2003 include $5.9 million to cease operations at the castings plant in Anniston, Alabama. These charges primarily included employee benefits costs and the write-off of fixed assets.

Restructuring and impairment charges for the twelve months ended September 30, 2006 include $28.6 million to close U.S. Pipe’s Chattanooga, Tennessee plant and transfer the valve and hydrant production of that plant to Mueller Chattanooga, Tennessee and Albertville, Alabama plants. These charges primarily included employee benefits costs and the write-off of fixed assets.

(f)             Consists of interest expense allocated by Walter to U.S. Pipe. Following the Acquisition on October 3, 2005, the allocation of the interest expense terminated because the intercompany indebtedness to Walter was contributed to the capital of U.S. Pipe.

(g)           Earnings (loss) per share for all periods presented prior to September 30, 2006 was determined using 85.8 million shares, which is the capital structure of the reporting entity immediately following the Acquisition.

(h)          Cash and cash equivalents, prior to the acquisition of Predecessor Mueller on October 3, 2005, were transferred daily to Walter, effectively reducing U.S. Pipe cash to virtually zero on a daily basis. Subsequent to October 3, 2005, all cash generated by the Company was maintained by the Company and not transferred to Walter.

(i)             Effective December 30, 2005, U.S. Pipe changed its fiscal year to September 30, which coincides with Predecessor Mueller’s fiscal year end. This change resulted in a nine-month fiscal year in 2005, the year of adoption. Data for the nine months ended September 30, 2004 (unaudited) is shown for comparative purposes only.

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto that appear elsewhere in this annual report. This discussion contains forward-looking statements reflecting current expectations that involve risks and uncertainties. Actual results and the timing of events may differ significantly from those projected in such forward-looking statements due to a number of factors, including those set forth in the section entitled “Risk Factors.”

Overview

Organization

The registrant is Mueller Water Products, Inc., a Delaware corporation (“Mueller Water”, the “Company”, “we”, “us”, or “our”). The Company is the surviving corporation of the merger on February 2, 2006 of Mueller Water Products, LLC (Commission File Number: 333-116590) and Mueller Water Products Co-Issuer, Inc. with and into Mueller Holding Company, Inc., a Delaware corporation. On June 1, 2006, Mueller Water completed its initial public offering (IPO) of its Series A common stock (NYSE: MWA). On December 14, 2006, Walter Industries, Inc. (“Walter”), a diversified New York Stock Exchange traded company (NYSE: WLT), distributed all of the Company’s outstanding Series B common stock (NYSE: MWA-B) to Walter’s shareholders. From October 3, 2005 through December 14, 2006, the Company was a subsidiary of Walter.

On October 3, 2005, through a series of transactions (the “Acquisition”), Walter, through a wholly-owned subsidiary, acquired all outstanding shares of capital stock of Mueller Water Products, Inc. (“Predecessor Mueller”), which immediately was converted into Mueller Water Products, LLC, a Delaware limited liability company and contributed United States Pipe and Foundry Company, LLC (“U.S. Pipe”), owned by Walter since 1969, to the acquired company. In accordance with accounting principles generally accepted in the United States, for accounting purposes U.S. Pipe is treated as the acquirer of Predecessor Mueller. Accordingly, effective October 3, 2005, U.S. Pipe’s basis of accounting is used for the Company and all historical financial data of the Company included in this report on Form 10-K, is that of U.S. Pipe. The results of operations of Predecessor Mueller are included in the Consolidated Statements of Operations beginning October 3, 2005.

The Company was originally organized as United States Pipe and Foundry Company, Inc. (“Inc.”) and was a wholly-owned subsidiary of Walter. On September 23, 2005, Inc. was dissolved and United States Pipe and Foundry Company, LLC was organized in the state of Alabama, and the operations of Inc. were conducted under the form of a limited liability company.

In December 2005, U.S. Pipe changed its fiscal year-end to September 30, which coincides with the fiscal year end of Predecessor Mueller. Beginning with the quarter ended December 31, 2005, the Company has three operating segments which are named after our leading brands in each segment: Mueller, U.S. Pipe, and Anvil.

Consistent with generally accepted accounting principles, the discussion of the Company’s results of operations for the year ended September 30, 2006 includes the financial results of Predecessor Mueller from the Acquisition date. The inclusion of these results, plus the continuing integration process, may render direct comparison with the results for prior periods less meaningful. Accordingly, the discussion below addresses, where appropriate, trends that we believe are significant, separate and apart from the impact of the Acquisition. Supplemental information with comparisons of the year ended September 30, 2006 Statements of Operations data to the pro forma twelve months ended September 30, 2005 Statements of Operations data is provided below under the subheadings “Supplemental Information—Results of Operations for the Year Ended September 30, 2006 Compared to Pro Forma Results of Operations for the Twelve Months Ended September 30, 2005”

Business

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

•       Anvil.   The Anvil segment produces, sources and sells pipe, fittings, pipe hangers and pipe nipples and a variety of related products primarily to the commercial fire protection piping systems and HVAC applications market. Sales of our Anvil segment products are driven principally by spending on non-residential construction projects.

Developments and Trends

The Acquisition of Predecessor Mueller on October 3, 2005 and the spin-off of the Company by Walter on December 14, 2006, as well as other developments, trends and factors may impact our future results including the following:

•       Recent price increases in brass ingot, which contains approximately 85% copper, have increased the overall cost of manufacturing certain Mueller segment products, including certain hydrant and valve components and brass products. During fiscal 2006, the Mueller segment was able to pass much of these cost increases through to its customers by means of price increases in the middle of the fiscal year of approximately 22% on certain brass products, and approximately 12% on hydrants and iron gate valves containing brass components. These product price increases were in addition to the regular, annual Mueller segment product increases of 5% to 8% made earlier in the fiscal year. We expect these price increases to offset higher material costs and improve margins. During early 2007, the cost of copper has stabilized; however, it may rise again in the future and we may need to implement further pricing actions to offset higher raw material costs.

•       As presented herein, the operating results from the Acquisition of Predecessor Mueller were consolidated with those of U.S. Pipe’s results from October 3, 2005, the date of Acquisition.

•       In the quarter ended December 31, 2005, our wholly-owned subsidiary, Mueller Group, entered into the 2005 Mueller Credit Agreement. Proceeds of the 2005 Mueller Credit Agreement were approximately $1,053.4 million, net of approximately $21.6 million of underwriting fees and expenses which are amortized over the life of the loans. The proceeds were used to refinance Predecessor Mueller’s 2004 Credit Facility (“2004 Mueller Credit Facility”), redeem Predecessor Mueller’s second priority senior secured floating rate notes, and finance the acquisition of Predecessor Mueller by Walter. During the period subsequent to September 30, 2005, and prior to Walter acquiring Predecessor Mueller on October 3, 2005, Predecessor Mueller expensed $18.4 million of deferred financing fees related to the 2004 Mueller Credit Facility and wrote off $2.4 million of deferred financing fees related to the second priority senior secured floating rate notes. These expenses are excluded from the results of operations for the periods presented.

•       On June 1, 2006, the Company used $245.6 million of the $428.9 million in proceeds from its IPO for a partial redemption of the outstanding 2005 Mueller Term Loan. On July 3, 2006, the Company used $183.3 million of cash proceeds from the IPO as follows: $110.3 million for the partial redemption of the 10% senior subordinated notes; $52.5 million for the partial redemption of the 14.75% senior discount notes; $1.8 million for accrued interest on the 10% senior subordinated notes; and $18.7 million for prepayment premiums and other debt repayment costs.

•       In the period subsequent to September 30, 2005 and prior to Walter acquiring Predecessor Mueller on October 3, 2005, Predecessor Mueller expensed transaction fees of approximately $20.1 million and transaction bonuses of $10.0 million. These fees were contingent upon completion of the sale of Predecessor Mueller to Walter. Non-contingent legal and other fees and expenses of approximately $3.1 million associated solely with the Acquisition were expensed by Predecessor Mueller during the fiscal year ended September 30, 2005. These expenses are excluded from the results of operations for the periods presented.

•       We have implemented a synergy plan, which was formalized prior to the acquisition of Predecessor Mueller, designed to streamline our manufacturing operations, add incremental volume through combining sales efforts for complementary products and create savings through a coordinated purchasing plan to reduce raw material and overall production costs. We expect to substantially complete the implementation of the synergy plan by early fiscal 2008. Through September 30, 2006, we achieved annual run-rate synergy benefits of approximately $35.0 million. Operating income for the year ended September 30, 2006 includes approximately $28.0 million of net realized synergy benefits, excluding the restructuring charges related to closing U.S. Pipe’s Chattanooga plant.

As part of the synergy plan, we announced and have initiated several plant closures and transferred production to existing facilities:

•        Closure of the U.S. Pipe Chattanooga, Tennessee Plant.   Effective January 1, 2006, we transferred the valve and hydrant production of the U.S. Pipe Chattanooga, Tennessee plant to Mueller segment’s Chattanooga, Tennessee and Albertville, Alabama plants. The closure of the U.S. Pipe Chattanooga, Tennessee facility occurred in fiscal 2006. Exit costs totaling $49.9 million were recorded as components of operating income for the year ended September 30, 2006 as follows: $21.3 million charged to cost of sales related to inventory obsolescence and additional facility expenses and $28.6 million of restructuring costs primarily related to fixed asset impairments, severance, and net pension curtailment settlement.

•        Closure of the Mueller segment’s Henry Pratt (“Pratt”) Valve Manufacturing Facility in Dixon, Illinois.   On January 26, 2006 we announced the closure of this facility. The eventual closure of the facility is expected occur in fiscal year 2007. The process of transferring the Dixon plant’s operations to other Pratt facilities has begun. Severance costs associated with this plant closure of approximately $1.0 million and fixed asset impairment charges of approximately $1.7 million were recorded as adjustments to goodwill in the year ended September 30, 2006. Costs associated with relocating equipment will be expensed as incurred.

•        Closure of the Mueller Canada Milton, Ontario (“Milton”) Valve and Hydrant Manufacturing Facility.   On April 20, 2006, we announced the closure of this facility. Production was transferred to other Mueller facilities, and the Milton facility was closed in fiscal 2006. Severance costs associated with this plant closure of approximately $2.5 million, fixed asset impairment charges of approximately $0.2 million, and lease run-out costs of $0.6 million were recorded as adjustments to goodwill in the year ended September 30, 2006. Costs associated with relocating the Milton warehouse and equipment were expensed as incurred.

•        Closure of the Mueller segment’s James Jones (“Jones”) Brass Products and Hydrant Manufacturing Facility in El Monte, California.   On October 24, 2006, we announced the closure of this facility by June 2007. The transfer of production to other Mueller facilities in Decatur, Illinois and Albertville, Alabama will begin in the first half of fiscal 2007. Severance costs associated with this plant closure of approximately $0.2 million and fixed asset impairment charges of approximately $0.5 million were recorded as adjustments to goodwill in the year ended September 30, 2006. Costs associated with relocating the equipment will be expensed as incurred.

•        The Company has other plans that were formalized prior to the Acquisition to rationalize facilities and substantial cash expenditures in the form of severance and new equipment may be required to implement these plans.

•       The IPO of the Company’s Series A common stock was completed on June 1, 2006. On December 14, 2006, after the close of trading, Walter distributed approximately 85.8 million shares of Series B common stock of the Company to holders of Walter’s common stock on the record date of December 6, 2006. The Series B Common Shares represent approximately 75 % of the outstanding shares of the Company, and approximately 96% of the combined voting power of all of the Company’s common stock.

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

•       The Company has entered into a tax allocation agreement (“Tax Allocation Agreement”) with Walter in connection with the IPO of the Company’s Common Stock and the spin-off of the Company by Walter. Pursuant to the Tax Allocation Agreement, the Company and Walter will make payments to each other to compensate the payee for income taxes owed and paid by the payee, subject to certain adjustments, that would not have been payable by that party had each party filed separate federal, state and local income tax returns for those periods prior to the spin-off in which the Company filed combined, consolidated or unitary (as applicable) federal, state and local returns as a consolidated subsidiary of Walter. With respect to our tax assets, our right to reimbursement from Walter will be determined based on the usage of such tax assets by the Walter consolidated federal income tax group or the combined, consolidated or unitary state or local income tax group. For all periods prior to the spin-off, Walter will continue to have all the rights of a parent of a consolidated group, will be the sole and exclusive agent for us in any and all matters relating to the combined, consolidated or unitary federal, state and local income tax liabilities of us, will have sole and exclusive responsibility for the preparation and filing of consolidated federal income and consolidated or combined state and local tax returns (or amended returns), and will have the power to contest or compromise any asserted tax adjustment or deficiency and to file, litigate or compromise any claim for refund on behalf of us related to any such combined, consolidated or unitary (as applicable) federal, state or local tax return.

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

•       On December 14, 2006, the Company and Walter entered into a joint litigation agreement, whereby the Company and Walter allocated responsibilities with respect to pending and future litigation and claims, agreed to share insurance coverages and third-party indeminification rights, where appropriate, and agreed generally to cooperate with each other regarding such litigation claims and rights going forward.

•       Effective December 14, 2006, the Company and Walter entered into assignment and assumption agreements with regard to the employment agreements between Walter and each of Gregory E. Hyland and Raymond P. Torok. As of December 14, 2006, the employment of Messrs. Hyland and Torok with Walter was terminated and these executives became full-time executives at the Company. In addition, on December 15, 2006, in conjunction with the spin-off of the Company by Walter, the Company approved the grant of stock options and restricted stock units for the Company’s Series A common stock pursuant to the Company’s 2006 Stock Incentive Plan to replace the legacy share-based compensation instruments held by Walter employees that became Company employees upon the Walter spin-off of the Company. As a result, grants of approximately 464,000 non-qualified stock options with exercise prices ranging from approximately $2.00 to $21.00, and grants of approximately 414,000 restricted stock units, were approved by the Company.

•       As of September 30, 2006, scrap metal costs for our U.S. Pipe segment declined nearly 17% from their peak in 2004. The average cost of scrap iron per ton produced during the three months ended September 30, 2006 increased nearly 24% compared to the average cost during the three months ended September 30, 2005. Recently scrap costs have decreased: the average cost of scrap iron per ton produced during the month of September 2006 decreased 5.2% over the average cost during the three months ended June 30, 2006.

•       In the fiscal year ended September 30, 2006 and the twelve months ended September 30, 2005 (on a pro forma basis), approximately 38% and 37%, respectively, of our sales were to our ten largest distributors, and approximately 32% and 30%, respectively, of our sales were to our three largest distributors: Home Depot, Ferguson Enterprises and Groeniger. While our relationships with our ten largest distributors have been long-lasting, distributors in our industry have experienced significant consolidation in recent years. As consolidation among distributors continues, pricing pressure may result, which could lead to a significant decline in our profitability. For example, Home Depot acquired National Waterworks in 2005 and then acquired Hughes Supply in March 2006. As a result, two of our three previous largest distributors have been combined under common control. Moreover, the loss of either of Home Depot or Ferguson Enterprises as a distributor could significantly reduce our levels of sales and profitability.

•       U.S. Pipe is considering the construction of a “mini mill” which will be designed to produce the Company’s high-volume ductile iron pipe at costs lower than existing facilities. Construction of this facility could take approximately two to three years at an estimated capital cost of $40 million to $45 million. The timing and capital estimates, however, could change significantly depending on the final design and construction costs. U.S. Pipe plans to finance the construction through operating cash flow, existing cash on hand, local government incentives and funds available under the 2005 Mueller Credit Agreement.

•       During the quarter ended December 31, 2005, the Company’s U.S. Pipe segment had favorable demand for its ductile iron pipe products as a result of a reduction in the supply of PVC pipe. During this time period, Hurricane Katrina affected the supply of petroleum, which is a primary raw material used in the PVC manufacturing process.

•       The Company has historically recorded related party corporate charges from Walter for services performed for the U.S. Pipe segment in the U.S. Pipe segment results. The related party corporate charges will cease on December 14, 2006 due to the spin-off of the Company, and such corporate charges will no longer be reflected in the U.S. Pipe segment results.

Forward-Looking Statements.

This report contains certain statements that may be deemed “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical fact, that address activities, events or developments that we or our management intends, expects, projects, believes or anticipates will or may occur in the future are forward-looking statements. Such statements are based upon certain assumptions and assessments made by our management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. The forward-looking statements included in this report are also subject to a number of material risks and uncertainties, including but not limited to economic, competitive, governmental and technological factors affecting our operations, markets, products, services and prices. Such forward-looking statements are not guarantees of future performance, and actual results, developments and business decisions may differ from those envisaged by such forward-looking statements.

Results of Operations

Fiscal Year Ended September 30, 2006 As Compared to the Twelve Months Ended September 30, 2005

	Fiscal year and twelve months ended September 30,
	2006		2005		2006 vs. 2005
		Percentage of net sales(1)		Percentage of net sales(1)	Increase/ (decrease)	Percentage increase/ (decrease)
	(dollars in millions)
Net sales
Mueller	$804.1	41.6%	$—	—%	$804.1
U.S. Pipe	594.7	30.8	598.1	100.0	(3.4)	(0.6)%
Anvil	534.6	27.6	—	—	534.6
Consolidated	$1,933.4	100.0	$598.1	100.0	$1,335.3
Gross profit
Mueller	$223.0	27.7	$—	—	$223.0
U.S. Pipe	62.5	10.5	67.4	11.3	(4.9)	(7.3)
Anvil	122.6	22.9	—	—	122.6
Consolidating eliminations	(0.4)	—	—	—	(0.4)
Consolidated	$407.7	21.1	$67.4	11.3	$340.3
Selling, general and administrative
Mueller	$78.3	9.7	$—	—	$78.3
U.S. Pipe	43.2	7.3	39.1	6.5	4.1	10.5
Anvil	90.8	17.0	—	—	90.8
Corporate	29.8	1.5	—	—	29.8
Consolidated	$242.1	12.5	$39.1	6.5	$203.0
Related party corporate charges
Mueller	$—	—	$—	—	$—
U.S. Pipe	7.7	1.3	7.3	1.2	0.4	5.5
Anvil	—	—	—	—	—
Corporate	0.3	—	—	—	0.3
Consolidated	$8.0	0.4	$7.3	1.2	$0.7	9.6
Facility rationalization, restructuring and related costs
Mueller	$—	—	$—	—	$—
U.S. Pipe	28.6	4.8	—	—	28.6
Anvil	—	—	—	—	—
Consolidated	$28.6	1.5	$—	—	$28.6
Income (loss) from operations
Mueller	$144.7	18.0	$—	—	$144.7
U.S. Pipe	(17.0)	(2.9)	21.0	3.5	(38.0)
Anvil	31.8	5.9	—	—	31.8
Corporate	(30.1)	(1.6)	—	—	(30.1)
Consolidating eliminations	(0.4)	—	—	—	(0.4)
Consolidated	$129.0	6.7	$21.0	3.5	$108.0
Interest expense arising from related party payable to Walter	$—	—	$(21.1)	(3.5)	$21.1
Interest expense, net of interest income	(115.9)	(6.0)	(0.4)	(0.1)	(115.5)
Income (loss) before income taxes	13.1	0.7	(0.5)	(0.1)	13.6
Income tax expense	8.0	0.4	3.9	0.7	4.1
Net income (loss)	$5.1	0.3	$(4.4)	(0.7)	$9.5

(1)           Percentages are by segment, if applicable.

Net Sales.   Consolidated net sales for the year ended September 30, 2006 were $1,933.4 million, an increase of $1,335.3 million from $598.1 million in the comparable prior year period. The increase was primarily related to the October 3, 2005 Acquisition of Predecessor Mueller, which accounted for almost all of the overall increase.

Mueller segment net sales for the year ended September 30, 2006 were $804.1 million.

U.S. Pipe segment net sales for the year ended September 30, 2006 were $594.7 million, a decrease of $3.4 million, or 0.6% from $598.1 million in the prior year period. This slight decrease was driven primarily by the transfer of $43.3 million of the U.S. Pipe segment valve and hydrant business to the Mueller segment. Offsetting this decrease were increases in ductile iron pipe selling prices and higher shipments in the first quarter of the current year.

Anvil segment net sales for the year ended September 30, 2006 were $534.6 million.

Gross Profit.   Consolidated gross profit for the year ended September 30, 2006 was $407.7 million, an increase of $340.3 million compared to $67.4 million in the comparable prior year period. The Acquisition of Predecessor Mueller contributed $345.2 million. Included in cost of sales for the year ended September 30, 2006 was $70.2 million of purchase accounting adjustments related to valuing inventory acquired in the Acquisition at fair value and $21.3 million of inventory write-offs and unabsorbed overhead costs resulting from the closure of the U.S. Pipe Chattanooga manufacturing facility.

Mueller segment gross profit for the year ended September 30, 2006 was $223.0 million. Included in cost of sales for the year ended September 30, 2006 was $52.9 million of purchase accounting adjustments related to valuing inventory at fair value.

U.S. Pipe segment gross profit for the year ended September 30, 2006 was $62.5 million, a decrease of $4.9 million, or 7.3%, compared to $67.4 million in the prior year period. Gross margin decreased to 10.5% in the current period compared to 11.3% in the prior year period. On October 26, 2005 the Company announced that the U.S. Pipe Chattanooga plant would be closed during fiscal 2006 and that production of the U.S. Pipe valves and hydrants would be transferred to the Mueller manufacturing facilities at Albertville, Alabama and Chattanooga, Tennessee. In addition to transferring production to Mueller facilities, the sales responsibility for U.S. Pipe valve and hydrant product sales was transferred to the Mueller segment. In conjunction with this transfer, it was determined that certain U.S. Pipe inventory would not ultimately be sold. As a result, inventory obsolescence write-offs of $11.4 million were recorded to cost of sales during 2006.

In addition, because of the plant closure process, actual production capacity at the U.S. Pipe Chattanooga facility was significantly lower than normal capacity, resulting in facility expenses of $9.0 million and $0.9 million of other costs associated with the plant closure charged directly to cost of sales, which was expensed in 2006.

Excluding the charges for inventory write-offs of $11.4 million, facility expenses of $9.0 million and other costs of $0.9 million, U.S. Pipe gross margins would have been $83.8 million, or 14.1% for the current period, compared to 11.3% in the prior year period. This increase is primarily due to higher ductile iron pipe selling prices.

Anvil segment gross profit for the year ended September 30, 2006 was $122.6 million. Included in cost of sales for the year ended September 30, 2006 was $17.3 million of purchase accounting adjustments related to valuing inventory acquired in the Acquisition at fair value.

Selling, General & Administrative.   Consolidated expenses for the year ended September 30, 2006 were $242.1 million, an increase of $203.0 million, compared to $39.1 million in the comparable prior year period. The prior year period included a favorable $5.1 million insurance claim settlement. The Acquisition of Predecessor Mueller accounted for $198.9 million of the increase. Expenses as a percentage of net sales increased to 12.5% in the current period compared to 6.5% in the prior year period. Excluding the $5.1 million favorable insurance settlement, prior year expenses were 7.4% as a percentage of net sales.

Mueller segment expenses for the year ended September 30, 2006 were $78.3 million.

U.S. Pipe segment expenses for the year ended September 30, 2006 were $43.2 million, compared to $39.1 million for the prior year period. As a percentage of net sales, expenses increased to 7.3% in the current period compared to 6.5% in the prior year period. The prior period expense was favorably impacted by a $5.1 million insurance claim settlement. In addition, current year costs include higher management incentive accruals and increased outside sales commissions.

Anvil segment expenses for the year ended September 30, 2006 were $90.8 million.

Corporate segment expenses for the year ended September 30, 2006 were $29.8 million.

Related Party Corporate Charges.   Certain costs incurred by Walter such as insurance, executive salaries, professional service fees, human resources, transportation, and other centralized business functions are allocated to its subsidiaries. Costs incurred by Walter that cannot be directly attributed to its subsidiaries are allocated to its subsidiaries based on estimated annual revenues.

Facility Rationalization, Restructuring and Related Costs.   The Company expensed $28.6 million of restructuring costs for the year ended September 30, 2006, related to the closure of the U.S. Pipe Chattanooga, Tennessee plant. These costs are comprised of fixed asset impairments of $21.5 million, severance for terminated hourly and salaried employees of $3.8 million, and pension and other post-employment benefit costs of $3.3 million.

Interest Expense Arising from Related Party Payable to Walter.   Interest expense was allocated to the Company up to the date of the Acquisition based upon the outstanding balance of the intercompany note. The intercompany note to Walter of $443.6 million was forgiven by Walter prior to October 3, 2005. There was no intercompany interest expense for the year ended September 30, 2006 and $21.1 million for the twelve months ended September 30, 2005.

Interest Expense, Net of Interest Income.   Interest expense, net of interest income, for the current period was $115.9 million compared to $0.4 million for the prior period:

	Twelve months ended September 30, 2006	Twelve months ended September 30, 2005
	(dollars in millions)
Interest expense, net of interest income:
Contractual interest expense	$109.9	$0.4
Deferred financing fee amortization	3.1	—
Early debt redemption penalty	18.8	—
Write off of deferred financing fees and fair value adjustments	(10.2)	—
Bridge loan fee	2.5	—
Interest rate swap gains	(0.4)	—
Interest expense	123.7	0.4
Interest income	(7.8)	—
Total interest expense, net of interest income	$115.9	$0.4

Income Tax Expense.   The provision for income taxes for the current period was an expense of $8.0 million as compared to an expense of $3.9 million in the comparable prior year period. The effective tax rate for the year ended September 30, 2006 was 61.1%. The estimated effective tax rate differs from the statutory rate primarily due to non-deductible interest, manufacturing production deductions and state income taxes. The effective tax rate for the twelve months ended September 30, 2005 was 780% and was impacted by recording the reversal of a $3.6 million valuation allowance against state deferred tax assets at the U.S. Pipe segment.

Nine Months Ended September 30, 2005 As Compared to the Nine Months Ended September 30, 2004

The Company had only one segment, U.S. Pipe, prior to the Acquisition of Predecessor Mueller on October 3, 2005. In December 2005, U.S. Pipe changed its fiscal year-end to September 30, which coincides with the fiscal year end of Predecessor Mueller. The results of operations for the nine months ended September 30, 2005 are compared to the comparable nine month period ended September 30, 2004 as follows:

	For the nine months ended September 30,
	2005	2004
	(dollars in millions)
Net revenues	$456.9	$437.2
Cost of sales	402.2	402.9
Gross profit	54.7	34.3
Selling, general and administrative expenses	25.9	25.0
Related party corporate charges	5.4	5.7
Restructuring and impairment charges	—	0.1
Operating income	23.4	3.5
Interest expense	(15.5)	(13.4)
Income (loss) before income tax expense	7.9	(9.9)
Income tax expense (benefit)	2.8	(3.9)
Net income (loss)	$5.1	$(6.0)

Net Revenues.   Net revenues were $456.9 million for the nine months ended September 30, 2005 compared to $437.2 million in the comparable prior year period. The increase was primarily due to a 20% increase in ductile iron pipe selling prices, partially offset by a 11% decrease in ductile iron pipe shipments mainly due to industry-wide delays in construction projects, some of which were due to weather-related problems. Prices were higher than the prior year as the industry has been increasing prices to offset higher scrap metal costs. Scrap metal costs increased from an average of $209 per ton in the nine months ended September 30, 2004 to an average of $223 per ton in the nine months ended September 30, 2005. Our pricing actions since September 2003 have offset scrap metal and other manufacturing cost increases.

Gross Profit.   Gross margins increased to 12.0% for the nine months ended September 30, 2005 compared to 7.8% for the nine months ended September 30, 2004 as a result of higher ductile iron pipe selling prices, partially offset by higher scrap metal costs.

Operating Income.   Operating income totaled $23.4 million for the nine months ended September 30, 2005 compared to $3.5 million in the comparable prior year period. The increase in operating income of $19.9 million was primarily due to higher pricing and an additional $3.2 million of insurance claim settlements, partially offset by lower volumes and higher scrap metal costs.

Interest Expense.   Interest expense primarily relates to interest expense on the intercompany payable to Walter.

Income Tax Expense (Benefit).   As more fully described in Note 7 to the financial statements, income tax expense was calculated as if U.S. Pipe filed on a stand alone basis for the nine months ended September 30, 2005, with the exception that the tax sharing agreement in place with Walter provided for

U.S. Pipe to receive an immediate benefit for its tax losses for Federal purposes. Under this historical tax policy, income tax expense was 35.4% of the pre-tax income for the nine months ended September 30, 2005 compared to an income tax benefit of 39.4% of the pre-tax loss for the nine months ended September 30, 2004. The decrease results from the recording of a valuation allowance in the fourth quarter of 2004 for state income tax attributes.

On a pro forma basis, assuming U.S. Pipe’s deferred tax assets were evaluated for realization without regard to utilization by Walter, income tax expense would have been $1.6 million, or 20.3% of pre-tax income, for the nine months ended September 30, 2005 compared to a pro forma income tax expense of $7.2 million, or 72.7% of pre-tax loss for the nine months ended September 30, 2004. The change in the pro forma effective tax rate results from the utilization in 2005 of a pro forma net operating loss carryforward generated for the nine months ended September 30, 2004, for which a valuation allowance would have been established during 2004.

Supplemental Information—Results of Operations for the Fiscal Year Ended September 30, 2006 Compared to Pro Forma Results of Operations for the Twelve Months Ended September 30, 2005

The unaudited pro forma results of operations for the twelve months ended September 30, 2005 is presented as if the Acquisition of Predecessor Mueller and borrowings under the 2005 Mueller Credit Agreement had taken place on October 1, 2004 and were carried forward through September 30, 2005.

Pro Forma Results of Operations

Actual Fiscal Year Ended September 30, 2006 As Compared to the Pro Forma Twelve Months Ended September 30, 2005

	Fiscal year and twelve months ended September 30,				Actual 2006 vs.
	Actual 2006		Pro Forma 2005		Pro Forma 2005
		Percentage of net sales(1)		Percentage of net sales(1)	Increase/ (decrease)	Percentage increase/ (decrease)
	(dollars in millions)
Net sales
Mueller	$804.1	41.6%	$664.0	38.0%	$140.1	21.1%
U.S. Pipe	594.7	30.8	598.1	34.2	(3.4)	(0.6)
Anvil	534.6	27.6	485.0	27.8	49.6	10.2
Consolidated	$1,933.4	100.0	$1,747.1	100.0	$186.3	10.7
Gross profit
Mueller	$223.0	27.7	$221.3	33.3	$1.7	0.8
U.S. Pipe	62.5	10.5	67.4	11.3	(4.9)	(7.3)
Anvil	122.6	22.9	120.4	24.8	2.2	1.8
Consolidating eliminations	(0.4)	—	—	—	(0.4)
Consolidated	$407.7	21.1	$409.1	23.4	$(1.4)	(0.3)
Selling, general and administrative
Mueller	$78.3	9.7	$80.5	12.1	$(2.2)	(2.7)
U.S. Pipe	43.2	7.3	39.1	6.5	4.1	10.5
Anvil	90.8	17.0	81.6	16.8	9.2	11.3
Corporate	29.8	1.5	25.0	1.4	4.8	19.2
Consolidated	$242.1	12.5	$226.2	12.9	$15.9	7.0
Related party corporate charges
Mueller	$—	—	$—	—	$—
U.S. Pipe	7.7	1.3	7.3	1.2	0.4	5.5
Anvil	—	—	—	—	—
Corporate	0.3	—	—	—	0.3
Consolidated	$8.0	0.4	$7.3	0.4	$0.7	9.6
Facility rationalization, restructuring and related costs
Mueller	$—	—	$1.7	0.3	$(1.7)
U.S. Pipe	28.6	4.8	—	—	28.6
Anvil	—	—	—	—	—
Consolidated	$28.6	1.5	$1.7	0.1	$26.9
Income (loss) from operations
Mueller	$144.7	18.0	$139.1	8.0	$5.6	4.0
U.S. Pipe	(17.0)	(2.9)	21.0	3.5	(38.0)
Anvil	31.8	5.9	38.8	8.0	(7.0)	(18.0)
Corporate	(30.1)	(1.6)	(25.0)	(1.4)	(5.1)	(20.4)
Consolidating eliminations	(0.4)	—	—	—	(0.4)
Consolidated	$129.0	6.7	$173.9	10.0	$(44.9)	(25.8)
Interest expense, net of interest income	(115.9)	(6.0)	(132.9)	(7.6)	17.0	12.8
Income before income taxes	13.1	0.7	41.0	2.3	(27.9)	(68.0)
Income tax expense	8.0	0.4	20.9	1.2	(12.9)	(61.7)
Net income	$5.1	0.3	$20.1	1.2	$(15.0)	(74.6)

(1)           Percentages are by segment, if applicable.

Management’s discussion below reflects its analysis of the pro forma data presented above. Management believes that the pro forma comparisons will assist in understanding trends in the Company’s business in the factors that management considers critical to assessing the Company’s operating and financial performance.

Net Sales.   Consolidated net sales for the year ended September 30, 2006 were $1,933.4 million, an increase of $186.3 million from $1,747.1 million in the prior year period.

Mueller segment net sales for the year ended September 30, 2006 were $804.1 million, an increase of $140.1 million, or 21.1% from $664.0 million in the prior year period. This increase was primarily driven by higher pricing and volumes in hydrants, water valves and brass water products, plus the addition of the U.S. Pipe segment’s valve and hydrant volume, transferred to the Mueller segment effective January 1, 2006.

U.S. Pipe segment net sales for the year ended September 30, 2006 were $594.7 million, a decrease of $3.4 million, or 0.6% from $598.1 million in the prior year period. This slight decrease was driven primarily by the transfer of $43.3 million of the U.S. Pipe segment valve and hydrant business to the Mueller segment. Offsetting this decrease were increases in ductile iron pipe selling prices.

Anvil segment net sales for the year ended September 30, 2006 were $534.6 million, an increase of $49.6 million, or 10.2% from $485.0 million in the prior year period. This increase was primarily the result of continued strength in the non-residential construction, oilfield and mechanical markets, growth in the sales of foreign-sourced products, moderate price increases achieved on Company-manufactured products sold in the U.S., and the relatively strong buying power of the Canadian dollar relative to the U.S. dollar.

Gross Profit.   Consolidated gross profit for the year ended September 30, 2006 was $407.7 million, a decrease of $1.4 million compared to $409.1 million in the prior year period. Included in cost of sales for the year ended September 30, 2006 was $70.2 million of purchase accounting adjustments related to valuing inventory acquired in the Acquisition at fair value and $21.3 million of inventory write-offs and unabsorbed overhead costs resulting from the closure of the U.S. Pipe Chattanooga manufacturing facility.

Mueller segment gross profit for the year ended September 30, 2006 was $223.0 million, an increase of $1.7 million, or 0.8% from $221.3 million in the prior year period. Gross margin decreased to 27.7% in the current period compared to 33.3% in the prior year period. The current period includes $52.9 million related to the amortization expense resulting from the purchase accounting adjustment to increase acquired inventories to fair value on the date of acquisition. Excluding the effects of this purchase accounting adjustment, gross profit in the current period would have been $275.9 million and gross margin would have been 34.3% compared to 33.3% in the prior year period. This increase was primarily due to higher pricing and volumes, particularly in hydrants, water valves and brass water products, partially offset by higher raw material costs.

U.S. Pipe segment gross profit for the year ended September 30, 2006 was $62.5 million, a decrease of $4.9 million, or 7.3%, compared to $67.4 million in the prior year period. Gross margin decreased to 10.5% in the current period compared to 11.3% in the prior year period. On October 26, 2005 the Company announced that the U.S. Pipe Chattanooga plant would be closed during fiscal 2006 and that production of the U.S. Pipe valves and hydrants would be transferred to the Mueller manufacturing facilities at Albertville, Alabama and Chattanooga, Tennessee. In addition to transferring production to Mueller facilities, the sales responsibility for U.S. Pipe valve and hydrant product sales was transferred to the Mueller segment. In conjunction with this transfer, it was determined that certain U.S. Pipe inventory would not ultimately be sold. As a result, inventory obsolescence write-offs of $11.4 million were recorded to cost of sales during 2006.

In addition, because of the plant closure process, actual production capacity at the U.S. Pipe Chattanooga facility was significantly lower than normal capacity, resulting in facility expenses of

$9.0 million and $0.9 million of other costs associated with the plant closure charged directly to cost of sales, which was expensed in 2006.

Excluding the charges for inventory write-offs of $11.4 million, facility expenses of $9.0 million and other costs of $0.9 million, U.S. Pipe gross margins would have been $83.8 million, or 14.1% for the current period, compared to 11.3% in the prior year period. This increase is primarily due to higher ductile iron pipe selling prices.

Anvil segment gross profit for the year ended September 30, 2006 was $122.6 million, an increase of $2.2 million, or 1.8%, compared to $120.4 million in the prior year period. The current period includes $17.3 million related to the amortization expense resulting from the purchase accounting adjustment related to valuing inventory acquired in the Acquisition at fair value. Excluding the effects of this purchase accounting adjustment, gross profit would have been $139.9 million and gross margin would have been 26.2% compared to 24.8% in the prior year period. This improvement was primarily due to moderate price increases on the sale of Company-manufactured products and the relative strength of the Canadian dollar.

Selling, General & Administrative.   Consolidated expenses for the year ended September 30, 2006 were $242.1 million, an increase of $15.9 million, compared to $226.2 million in the prior year period. The prior period included a favorable $5.1 million insurance claim settlement. Expenses as a percentage of net sales improved to 12.5% in the current period compared to 12.9% in the prior year period. Excluding the $5.1 million favorable insurance settlement, prior year expenses were 13.2% as a percentage of net sales.

Mueller segment expenses for the year ended September 30, 2006 were $78.3 million, an improvement of $2.2 million, or 2.7%, compared to $80.5 million in the prior year period. This improvement is primarily due to a $0.7 million foreign currency gain during the current year. Expenses as a percentage of net sales improved to 9.7% in the current year period compared to 12.1% in the prior year period. This is primarily due to maintaining a stable SG&A expense level while achieving higher sales.

U.S. Pipe segment expenses for the year ended September 30, 2006 were $43.2 million, compared to $39.1 million for the prior year period. As a percentage of net sales, expenses increased to 7.3% in the current period compared to 6.5% in the prior year period. The prior period expense was favorably impacted by a $5.1 million insurance claim settlement. In addition, current year costs include higher management incentive accruals and increased outside sales commissions.

Anvil segment expenses for the year ended September 30, 2006 were $90.8 million, an increase of $9.2 million, or 11.3%, compared to $81.6 million in the prior year period. Expenses as a percentage of net sales increased slightly to 17.0% in the current period compared to 16.8% in the prior year period. This increase is primarily due to higher sales commissions ($2.0 million) and the relative strength of the Canadian dollar ($1.3 million). Also, in the prior year period, segment expenses included a $2.2 million gain on the disposal of fixed assets, while the current year period includes a $1.0 million loss primarily resulting from impairment charges for a certain piece of equipment.

Corporate segment expenses for the year ended September 30, 2006 were $29.8 million, an increase of $4.8 million compared to $25.0 million in the prior year period. This is primarily due to $2.7 million of increased costs compared to the prior year period related to efforts to implement certain Sarbanes-Oxley requirements, $1.9 million of share-based compensation costs, increased legal, audit and consulting fees of $1.6 million primarily due to the change in corporate ownership and structure, and increased workers’ compensation accruals of $0.9 million. These increases are partially offset by a $0.3 million decrease in compensation costs related to changes in personnel, a decrease of $1.4 million of employee compensation costs associated with a tax gross-up related to certain share-based compensation at Predecessor Mueller and a decrease of $1.4 million for fees associated with the sale of Predecessor Mueller to Walter.

Related Party Corporate Charges.   Certain costs incurred by Walter such as insurance, executive salaries, professional service fees, human resources, transportation, and other centralized business functions are allocated to its subsidiaries. Costs incurred by Walter that cannot be directly attributed to its subsidiaries are allocated to its subsidiaries based on estimated annual revenues. While these charges will no longer be allocated to the Company after the spin-off, the Company will incur these charges at the corporate level.

Facility Rationalization, Restructuring and Related Costs.   The Company expensed $28.6 million of restructuring costs for the year ended September 30, 2006, related to the closure of the U.S. Pipe Chattanooga, Tennessee plant. These costs are comprised of fixed asset impairments of $21.5 million, severance for terminated hourly and salaried employees of $3.8 million, and pension and other post-employment benefit costs of $3.3 million, . The prior year period includes $1.7 million of severance expense related to the closure of a Mueller segment manufacturing facility in Colorado.

Interest Expense, Net of Interest Income.   Interest expense, net of interest income, for the current period was $115.9 million and includes $109.9 million of interest expense on the $1,050.0 million senior secured term loan entered into on October 3, 2005 and the 10% Senior Subordinated Notes and the 14 3/4% Senior Discount Notes assumed by the Company as part of the October 3, 2005 Acquisition; $2.5 million in commitment fees for a bridge loan which were expensed at the expiration of the bridge loan period during the current period; $3.1 million of amortization of deferred financing fees; and $8.6 million of losses associated with the early debt redemption; partially offset by $0.4 million of gains on interest rate swaps; $4.8 million of interest income earned on unrestricted cash balances for the current period, and $2.8 million of interest income earned on a note receivable from Walter. Interest expense, net of interest income, for the prior year period was $132.9 million. The decrease is primarily due to the inclusion in the prior year period of $21.1 million of interest expense arising from a related party payable to Walter.

Financial Condition

Cash and cash equivalents increased from zero at September 30, 2005 to $81.4 million at September 30, 2006, reflecting $107.6 million in cash flows provided by operations and $55.2 million in cash flows provided by financing activities, partially offset by $81.4 million of cash flows used in investing activities. At September 30, 2005, U.S. Pipe was a wholly-owned subsidiary of Walter and all of its net cash activity was transferred to Walter on a daily basis.

Net receivables, consisting principally of trade receivables, were $322.9 million at September 30, 2006, an increase of $204.4 million from September 30, 2005. The Acquisition accounted for an increase of $177.4 million. The remainder of the increase is due to higher sales levels of ductile iron pipe for the quarter ended September 30, 2006 compared to the quarter ended September 30, 2005 due primarily to higher pricing.

Inventories were $454.6 million at September 30, 2006, an increase of $307.4 million from September 30, 2005. The Acquisition accounted for an increase of $373.2 million, partially offset by $70.2 million of purchase accounting adjustments related to valuing inventory acquired in the Acquisition at fair value and an $11.4 million inventory obsolescence write-down recorded during the year ended September 30, 2006. The inventory obsolescence write-down was a result of the decision to close the U.S. Pipe Chattanooga, Tennessee plant and transfer the valve and hydrant production of the plant to Mueller’s Chattanooga, Tennessee and Albertville, Alabama plants. The remaining net increase of $15.9 million is driven by a $17.3 million increase at the Mueller segment’s U.S. manufacturing plants primarily due to higher raw material costs.

Current deferred income taxes, net, were $42.6 million at September 30, 2006, an increase of $31.5 million from September 30, 2005. The Acquisition accounted for a decrease of $0.4 million. The remainder of the increase was primarily due to increases in temporarily non-deductible accruals and reserves and a net operating loss carryforward from the three day period ending October 3, 2005.

Prepaid expenses, consisting principally of maintenance supplies and tooling parts and prepaid insurance premiums, were $33.7 million at September 30, 2006, an increase of $32.2 million from September 30, 2005. The Acquisition accounted for $31.1 million of the increase. This was partially offset by $1.3 million of prepaid tooling amortization expense.

Property, plant and equipment was $337.0 million at September 30, 2006, an increase of $187.8 million from September 30, 2005, primarily due to assets acquired in the Acquisition of $214.2 million and capital expenditures of $71.1 million, partially offset by net fixed asset impairments and retirements of $28.0 million and fixed asset depreciation expense of $68.5 million.

Deferred financing fees, net, were $14.6 million at September 30, 2006. There were no deferred financing fees at September 30, 2005. All fees are related to the 2005 Mueller Credit Agreement entered into in conjunction with the October 3, 2005 Acquisition.

Identifiable intangibles, net, were $835.4 million at September 30, 2006. There were no such intangibles at September 30, 2005. Certain intangibles were identified during the allocation of the purchase of the Acquisition: (a) indefinite-lived intangible assets consisting of trade names and trademarks of $403.0 million; and (b) definite-lived intangible assets consisting of customer relationships of $397.6 million and technology of $56.3 million. An additional $6.7 million was booked for technology acquired in the purchase of CCNE during the quarter ended March 31, 2006. Amortization expense resulting from finite-lived intangible assets for the year ended September 30, 2006 was $28.2 million.

Goodwill was $865.5 million at September 30, 2006, an increase of $807.1 million from September 30, 2005. This increase is primarily due to goodwill identified during the allocation of the purchase price of the Acquisition of $801.7 million and $6.8 million related to the acquisition of Hunt Industries, partially offset by a $1.4 million tax adjustment.

Other long-term assets were $2.2 million at September 30, 2006, consisting of interest rate swap assets. There were no interest rate swaps at September 30, 2005.

Accounts payable were $124.8 million at September 30, 2006, an increase of $72.3 million from September 30, 2005. The Acquisition accounted for $63.3 million of the increase.

Accrued expenses and other liabilities were $116.3 million at September 30, 2006, an increase of $81.6 million compared to September 30, 2005. The Acquisition accounted for an increase of $90.7 million. The offsetting decrease is primarily due to a decline in current state and federal income tax liability.

Long-term debt outstanding at September 30, 2006 was $1,127.3 million. There was no debt payable to non-affiliates at September 30, 2005. The Acquisition increased debt by $1,572.7 million. The Company has made principal payments, primarily generated from the proceeds of the IPO in June 2006, of $444.0 million and write-offs of fair market value adjustments and debt discount of $21.3 million related to the early retirement of a portion of the 10% Senior Subordinated Notes and the 14 3/4% Senior Discount Notes, partially offset by $19.8 million of accretion on the 14 3/4% Senior Discount Notes.

Payable to our former parent, Walter, was $3.6 million at September 30, 2006 compared to $443.6 million at September 30, 2005. In conjunction with the contribution of U.S. Pipe to Group at October 3, 2005, the intercompany balance of $443.6 million was forgiven and contributed to the capital structure of the Company. The current year balance of $3.6 million represents a net payable to Walter for certain costs incurred by Walter that benefited the Company and are required to be settled in cash.

Accrued pension liability, net decreased $9.9 million to $43.7 million at September 30, 2006. The Acquisition accounted for an increase of $40.1 million. The offsetting decrease is primarily due to pension funding contributions of $26.7 million and adjustments to additional minimum pension liability (pre-tax) of $39.3 million, net of normal provision for net periodic benefit cost of $12.3 million and $5.0 million of costs related to the closure of the U.S. Pipe Chattanooga, Tennessee plant.

Non-current deferred income taxes, net, was a liability of $278.5 million at September 30, 2006, compared to an asset of $9.5 million at September 30, 2005. The Acquisition accounted for an increase of $290.2 million.

Other long-term liabilities were $20.9 million at September 30, 2006, an increase of $8.3 million compared to September 30, 2005. The Acquisition accounted for an increase of $8.9 million.

Statements of Cash Flows

Historically, our financing requirements have been funded primarily through borrowings from Walter. As of October 3, 2005, the Company’s financing requirements are funded through cash generated by operating activities and borrowings under our revolving credit facility.

The following discussion of information related to the Company’s Consolidated Statements of Cash Flows includes comparison of cash flows over a twelve-month period to cash flows over a nine-month period.

Cash flows from operating activities.   Net cash provided by operations was $107.6 million for the twelve months ended September 30, 2006, compared to net cash used of $5.0 million for the nine months ended September 30, 2005. The difference was due primarily to the operations of Predecessor Mueller, acquired on October 3, 2005.

Cash flows used in investing activities.   In the twelve months ended September 30, 2006 net cash used in investing activities was $81.4 million compared to $4.3 million of net cash provided in the nine months ended September 30, 2005. The difference was due primarily to the operations of Predecessor Mueller, acquired on October 3, 2005.

Cash flows from financing activities.   Net cash provided by financing activities was $55.2 million for the twelve months ended September 30, 2006, compared to net cash provided in the nine months ended September 30, 2005 of $0.7 million. Proceeds from the issuance of common stock associated with the Company’s June 2006 IPO provided $428.9 million, which was primarily used to prepay a portion of the outstanding 2005 Mueller Term Loan, the 10% Senior Subordinated Notes and the 14 3/4% Senior Discount Notes.

Liquidity and Capital Resources

We are a holding company and have no direct material operations. Our only material asset is our ownership of our operating entity, Mueller Group, LLC, and our only material liabilities are the senior discount notes described below and our guarantee of the 2005 Mueller Credit Agreement. Our principal source of liquidity has been and is expected to be dividends from Mueller Group and financing activities, and, our principal use of cash will be for debt service beginning in 2009.

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

Debt Service

As of September 30, 2006, we had total consolidated indebtedness of approximately $1,127.3 million and approximately $113.1 million of borrowings available under the revolver portion of the 2005 Mueller Credit Agreement, subject to customary conditions. As of September 30, 2006, Mueller Group had $31.9 million in letters of credit outstanding under the 2005 Mueller Credit Agreement, which reduces availability for borrowings thereunder. The significant debt service obligations under the credit facility and indentures could have material consequences to our security holders. Our key financial covenants are dependent on attaining certain levels of EBITDA, as defined in the respective debt arrangements. The most restrictive covenant in effect at September 30, 2006 related to a coverage ratio, as defined in the 2005 Mueller Credit Agreement, which required approximately $218 million of EBITDA over the trailing twelve months, based on net debt outstanding at September 30, 2006. We were in compliance with this covenant at September 30, 2006.

2005 Mueller Credit Agreement:   On October 3, 2005, Group entered into a credit agreement (the “2005 Mueller Credit Agreement”) consisting of a $145 million senior secured revolving credit facility maturing in October 2010 (the “2005 Mueller Revolving Credit Facility”) and a $1,050 million senior secured term loan maturing in October 2012 (the “2005 Mueller Term Loan”). The 2005 Mueller Credit Agreement is a secured obligation of Group and substantially all of its wholly-owned domestic subsidiaries. The 2005 Mueller Term Loan requires quarterly principal payments of $2.0 million through October 3, 2012, at which point in time the remaining principal outstanding is due. The commitment fee on the unused portion of the 2005 Mueller Revolving Credit Facility is 0.50% and the interest rate is a floating interest rate of 2.25% over LIBOR. The 2005 Mueller Term Loan carries a floating interest rate of 2.00% over LIBOR. As of September 30, 2006, the weighted average interest rate including interest rate swaps was 8.26% and the weighted average interest rate excluding interest rate swaps was 8.45%.

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

On June 1, 2006, the Company used $245.6 million of the $428.9 million in proceeds from the Company’s IPO for a partial redemption of the outstanding 2005 Mueller Term Loan.

10% Senior Subordinated Notes:   In 2004, Mueller Group, Inc. (now, Mueller Group, LLC) issued $315.0 million principal face amount of 10% senior subordinated notes due 2012. The senior subordinated notes are guaranteed by each of Group’s existing domestic restricted subsidiaries. The subordinated notes contain customary covenants and events of default, including covenants that limit Group’s ability to incur debt, pay dividends and make investments. The effective interest rate was 7.29% as of the September 30, 2006 market value of the notes.

On July 3, 2006, the Company used $123.1 million of the $428.9 million in proceeds from its IPO for a partial redemption of $110.3 million of the senior subordinated notes, plus accrued interest of $1.8 million and a prepayment premium of $11.0 million.

14 3/4% Senior Discount Notes:   In 2004, Predecessor Mueller issued 223,000 units, consisting of $223.0 million principal face amount of 14 3/4% senior discount notes due 2014 and warrants to purchase 24,487,383 shares of Predecessor Mueller’s common stock. In connection with the Acquisition, these warrants were cancelled and converted into the right to receive cash equal to the number of shares of common stock into which the warrants would have been exercisable multiplied by the per-share merger consideration (less the exercise price per warrant). The senior discount notes remain senior unsecured obligations of the Company and are effectively subordinated to all of its existing and future secured debt and to all indebtedness and other liabilities of the Company’s subsidiaries, including Group. The senior discount notes do not require cash interest payments until April 2009. The effective interest rate was 10.63% as of the September 30, 2006 market value of the notes.

On July 3, 2006, the Company used $60.2 million of the $428.9 million in proceeds from its IPO for a partial redemption of $52.5 million of the senior discount notes plus a $7.7 million prepayment premium.

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

We utilize letters of credit and surety bonds in the ordinary course of business to ensure our performance of contractual obligations. As of September 30, 2006, we had $31.9 million of letters of credit and $14.2 million of surety bonds outstanding.

Contractual Obligations

Our contractual obligations as of September 30, 2006 are as follows:

Payments Due by Period

Contractual Obligations	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
	(dollars in millions)
Long-term debt
Principal on long-term debt(1)	$8.0	$16.0	$16.0	$1,068.5	$1,108.5
Interest on long-term debt(2)	79.7	167.4	197.8	157.9	602.8
Capital lease obligations	1.0	1.1	—	—	2.1
Operating leases	8.1	9.5	5.2	5.4	28.2
Unconditional purchase obligations(3)	16.5	—	—	—	16.5
Other long-term obligations(4)	—	—	—	—	—
Total contractual cash obligations	113.3	194.0	219.0	1,231.8	1,758.1
Other long-term liabilities(5)	9.7	—	—	—	9.7
Total cash obligations	$123.0	$194.0	$219.0	$1,231.8	$1,767.8

(1)          The principal payments on long-term debt exclude $30.8 million of premium and $43.5 million of accreted interest on the 14 3/4% senior discount notes, which is included in interest on long-term debt.

(2)          Interest on the senior credit facility is calculated using LIBOR of 5.37%, the rate in effect on September 30, 2006. Each increase or decrease in LIBOR of 0.125% would result in an increase or decrease in annual interest on the senior credit facility of $1.0 million. Because the interest rate under the senior credit facility will be variable, actual payments may differ. Interest does not include payments that could be required under our interest-rate swap agreements, which payments will depend upon movements in interest rates and could vary significantly. The payments to be received on the existing interest rate swaps are estimated to be approximately $7.7 million, net of LIBOR interest calculated at 5.37% received from counterparties.

(3)          Includes contractual obligations for purchases of raw materials and capital expenditures.

(4)          Excludes the deferred payment portion of the purchase price for Star Pipe, Inc. (“Star”), purchased by Predecessor Mueller on January 15, 2004. The Star purchase price is subject to adjustment to reflect, among other things, a deferred payment to be made by us to the extent that the gross profit of the business exceeds the target gross profit from February 1, 2004 to January 31, 2007. Although the maximum amount payable is $23.0 million, we estimate that the total deferred payment will be approximately $3.0 million to $6.0 million. This calculation of the potential Star purchase price adjustment is based on management’s best estimate; however, the actual payment may be materially different.

(5)          Other long-term liabilities include pension and other post-employment benefit liabilities. While the estimated total liability is actuarially determined, there are no definitive payments by period as pension contributions depend on government-mandated minimum funding requirements and other post-employment benefits are paid as incurred. Accordingly, amounts by period included in this schedule are estimates.

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

Pensions

We sponsor a number of defined benefit retirement plans. We record annual amounts relating to these plans based on calculations specified by accounting principles generally accepted in the United States of America (“U.S. GAAP”), which include various actuarial assumptions including the following:

U.S. Pipe Segment

	Pension Benefits		Other Benefits
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Weighted-average assumptions used to determine benefit obligations:
Discount rate	6.25%	5.00%	6.25%	5.00%
Rate of compensation increase	3.50%	3.50%	—	—
Weighted-average assumptions used to determine net periodic costs:
Discount rate:	5.00%	6.00%	5.00%	6.00%
Expected return on plan assets	8.90%	8.90%	—	—
Rate of compensation increase	3.50%	3.50%	—	—
Assumed health care cost trend rates:
Health care cost trend rate assumed for next year—Pre 65	—	—	10.00%	10.00%
Health care cost trend rate assumed for next year—Post 65	—	—	12.00%
Rate to which cost trend rate is assumed to decline (the ultimate trend rate)—Pre 65	—	—	5.00%	5.00%
Rate to which cost trend rate is assumed to decline (the ultimate trend rate)—Post 65	—	—	7.00%
Year that the rate reaches the ultimate trend rate	—	—	2014	2010

The discount rate used to determine net pension periodic costs was decreased to 5.00% for 2006 from 6.00% used in 2005. The discount rate is based on a proprietary bond defeasance model designed by the plans’ investment consultant to create a portfolio of high quality corporate bonds which, if invested on the measurement date, would provide the necessary future cash flows to pay accumulated benefits when due.

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

Assumed health care cost trends, discount rates, expected return on plan assets and salary increases have a significant effect on the amounts reported for the pension plans and health care plans. A one-percentage-point change in the rate for each of these assumptions would have the following effects:

	1-Percentage Point Increase	1-Percentage Point Decrease
Health care cost trend:
Effect on total of service and interest cost components	$0.1	$(0.1)
Effect on postretirement benefit obligation	0.4	(0.3)
Discount rate:
Effect on postretirement service and interest cost components	—	—
Effect on postretirement benefit obligation	(1.8)	2.1
Effect on current year postretirement benefits expense	(0.2)	0.2
Effect on pension service and interest cost components	(0.2)	0.1
Effect on pension benefit obligation	(23.7)	28.8
Effect on current year pension expense	(1.4)	1.7
Expected return on plan assets:
Effect on current year pension expense	(1.8)	1.8
Rate of compensation increase:
Effect on pension service and interest cost components	0.6	(0.6)
Effect on pension benefit obligation	4.6	(4.1)
Effect on current year pension expense	1.0	(1.0)

Mueller and Anvil Segments

September 30, 2006
Weighted-Average Assumptions used to determine benefit obligations:
Discount rate	5.69%
Rate of compensation increase	3.50%
Weighted-Average Assumptions used to determine net periodic costs:
Discount rate:	5.22%
Expected return on plan assets	7.66%
Rate of compensation increase	3.50%

The discount rate is based on a model portfolio of Aa-rated bonds with a maturity matched to the estimated payouts of future pension benefits. The expected return on plan assets is based on the Company’s expectation of the long-term average rate of return on assets in the pension funds, which was modeled based on the current and projected asset mix of the funds and considering the historical returns earned on the type of assets in the funds. We review the actuarial assumptions on an annual basis and make modifications to the assumptions based on current rates and trends when appropriate. As required by U.S. GAAP, the effects of the modifications are amortized over future periods.

Assumed discount rates, expected return on plan assets and salary increases have a significant effect on the amounts reported for the pension plans. A one-percentage-point change in the rate for each of these assumptions would have the following effects:

	1-Percentage Point Increase	1-Percentage Point Decrease
Discount rate:
Effect on pension service and interest cost components	$—	$—
Effect on pension benefit obligation	(12.7)	16.2
Effect on current year pension expense	—	—
Expected return on plan assets:
Effect on current year pension expense	(0.8)	0.8
Rate of compensation increase:
Effect on pension service and interest cost components	—	—
Effect on pension benefit obligation	0.4	(0.4)
Effect on current year pension expense	—	—

Workers’ Compensation

We are self-insured for workers’ compensation benefits for work-related injuries. Liabilities, including those related to claims incurred but not reported, are recorded principally using annual valuations based on discounted future expected payments and using historical data or combined insurance industry data when historical data is limited. Pursuant to the terms of the Tyco Purchase Agreement, the Company is indemnified by Tyco for all liabilities related to Predecessor Mueller that occurred prior to August 16, 1999. Workers’ compensation liabilities were as follows:

	September 30, 2006	September 30, 2005
	(dollars in millions)
Undiscounted aggregated estimated claims to be paid	$25.0	$14.4
Workers’ compensation liability recorded on a discounted basis	$21.6	$11.9

The Company applies a discount rate at a risk-free interest rate, generally a U.S. Treasury bill rate, for each policy year. The rate used is one with a duration that corresponds to the weighted average expected payout period for each policy year. Once a discount rate is applied to a policy year, it remains the discount rate for that policy year until all claims are paid. The use of this method decreases the volatility of the liability related solely to changes in the current year discount rate.

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

Revenue Recognition

We recognize revenue when delivery of a product has occurred and there is persuasive evidence of a sales arrangement, sales prices are fixed and determinable, and collectibility from the customers is reasonably assured. Revenue from the sale of products is recognized when title passes upon delivery to the customer. Sales are recorded net of cash discounts and rebates.

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

Accounting for the Impairment of Long-Lived Assets Including Goodwill and Other Intangibles

Long-lived assets, including goodwill and intangible assets that have an indefinite life are tested for impairment annually (or more frequently if events or circumstances indicate possible impairments). Finite-lived intangible assets are amortized over their respective estimated useful lives and reviewed for impairment annually or more frequently if events or circumstances indicate possible impairment. Any recognized intangible asset determined to have an indefinite useful life will not be amortized, but instead tested for impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, until its life is determined to no longer be indefinite. We use an estimate of future undiscounted net cash flows of the related asset or asset grouping over the remaining life in measuring whether long-lived assets other than goodwill and intangibles are impaired. If impaired, we may need to record impairment charges to reduce the carrying value of our long-lived assets.

Share-Based Compensation

The Company issues awards under the Mueller Water Products, Inc. 2006 Stock Incentive Plan and the Mueller Water Products, Inc. 2006 Employee Stock Purchase Plan. Beginning October 1, 2005, the Company adopted SFAS No. 123(R), Share-Based Payment, which requires that compensation costs related to share-based payment transactions be recognized in the financial statements over the period that an employee provides service in exchange for the award. The Company uses the modified prospective method of adoption, under which we record compensation cost for new and modified awards over the related vesting period of such awards. The Company had approximately 1.2 million restricted stock units and 0.1 million stock options outstanding at September 30, 2006.

Derivative Instruments and Hedging Activities

Changes in the fair value of derivatives are recorded each period in earnings, or accumulated other comprehensive income (loss), if a derivative is designated and effective as part of a hedge transaction and meets the applicable requirements associated with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. For a derivative to qualify as a hedge at inception and throughout the hedge period, we must formally document the nature and relationships between the hedging instruments and hedged items, as well as its risk-management objectives, strategies for undertaking the various hedge transactions and method of assessing hedge effectiveness. Any financial instruments qualifying for hedge accounting must maintain a specified level of effectiveness between the hedging instrument and the item being hedged, both at inception and throughout the hedged period.

We currently use interest rate swaps as required in the 2005 Mueller Credit Agreement to reduce the risk of interest rate volatility. The amount to be paid or received from interest rate swaps is charged or credited to interest expense over the lives of the interest rate swap agreements.

Additionally, we utilize forward contracts to mitigate exposure to changes in foreign currency exchange rates from third party and intercompany transactions. The primary currency to which we are exposed and to which we hedge the exposure is the Canadian dollar. The effective portion of unrealized gains and losses associated with forward contracts are deferred as a component of accumulated other comprehensive income (loss) until the underlying hedged transactions are reported in our consolidated statement of earnings. The balance was less than $0.1 million at September 30, 2006.

Recently Issued Accounting Standards

In July 2006, the FASB issued final Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes, which defines the minimum recognition threshold a tax provision must meet before being recognized in the financial statements. This interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. FIN No. 48 applies to all tax positions related to income taxes subject to SFAS No. 109, Accounting for Income Taxes. The Company has not yet determined what effect, if any, the adoption of this interpretation, which becomes effective October 1, 2007, will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB Statements No. 87, 88, 106, and 132(R), which requires companies to (a) recognize a net liability or asset to report the funded status of the Company’s defined benefit pension and other postretirement benefit plans on the balance sheet and (b) to measure plan assets and benefit obligations as of the date of the Company’s fiscal year-end statement of financial position. The Company has not yet determined what impact the adoption of this statement, which becomes effective September 30, 2007 for requirement (a) and September 30, 2009 for requirement (b), respectively, will have on its consolidated financial statements.

In September 2006, the FASB issued FASB Staff Position (FSP) No. AUG-AIR-1, Accounting for Planned Major Maintenance Activities. This FSP prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods and should be applied retrospectively for all financial statements presented. This FSP becomes effective for the Company October 1, 2007. The Company does not expect the adoption of this FSP to have a material effect on its consolidated financial statements.

Item 7A.                Qualitative and Quantitative Disclosure About Market Risk

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

Interest Rate Risk

At September 30, 2006, the Company had fixed rate debt of $333.6 million and variable rate debt of $793.7 million. The pre-tax earnings and cash flows impact resulting from a 100 basis point increase in interest rates on variable rate debt, holding other variables constant and excluding the impact of the hedging agreements described below, would be approximately $7.9 million per year.

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

The Company recorded an unrealized gain from its interest rate swap contracts, net of tax, of $1.0 million at September 30, 2006 in accumulated other comprehensive income (loss).

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

The portion of our assets and liabilities based in our foreign locations are translated into United States dollars at foreign currency exchange rates in effect as of the end of each period, with the effect of such translation reflected in other comprehensive income (loss). Accordingly, our consolidated stockholders’ equity will fluctuate depending upon the weakening or strengthening of the United States dollar against the respective foreign currency.

We have entered into forward exchange contracts principally to hedge currency fluctuations in transactions (primarily an intercompany loan and anticipated inventory purchases) denominated in foreign currencies, thereby limiting the risk that would otherwise result from changes in exchange rates. The majority of the Company’s exposure to currency movements is in Canada. Gains and losses on the forward contracts are expected to be offset by losses / gains in recognized net underlying foreign currency transactions. As of September 30, 2006, the Company had entered into forward contracts in a notional amount of $4.9 million to protect anticipated inventory purchases over the next four months by its Canadian operations. With these hedges, the Company purchases U.S. dollars and sells Canadian dollars at an average exchange rate of $0.896.

On November 15, 2006, the Company entered into forward contracts in a notional amount of $30.9 million to protect anticipated inventory purchases over the next 11 months by its Canadian operations. With these hedges, the Company purchases U.S. dollars and sells Canadian dollars at an average exchange rate of $0.88.

The Company has also entered into hedges protecting intercompany loan payments to be made over the next two years by its Canadian subsidiary to a U.S. subsidiary totaling $33.0 million. With these hedges, the Company sells Canadian dollars for U.S. dollars at an exchange rate of $0.8681. Gains or losses on these hedges will be recorded in earnings. The loss on the hedges during the year ended September 30, 2006 was $1.3 million.

Raw Materials Risk

Our products are made from several basic raw materials, including steel pipe, scrap steel, iron, brass ingot, sand, resin and natural gas, whose prices fluctuate as market supply and demand change. Accordingly, product margins and the level of profitability can fluctuate if we are not able to pass raw material costs on to our customers. Management estimates for our Mueller and Anvil segments that raw material accounted for approximately 25% of our cost of goods sold due to increasing raw material prices in 2006. Management estimates U.S. Pipe’s scrap metal and ferrous alloys used in the manufacturing process accounted for 40% of the cost to manufacture ductile iron pipe as of September 30, 2006. Historically, we have been able to obtain an adequate supply of raw materials and do not anticipate any shortage of these materials. We generally purchase raw materials at spot prices but may, from time to time, enter into commodity derivatives to reduce our exposure to fluctuation in the price of raw materials.

In fiscal year 2006, due to significant increases in the price of copper in calendar year 2005, the spot price of brass ingot, used in the manufacture of the Mueller segment’s brass products and brass components, increased by approximately 80%. The Mueller segment was able to pass much of these cost increases through to its customers by means of price increases in the middle of the fiscal year of approximately 22% on certain brass products, and approximately 12% on hydrants and iron gate valves containing brass components.

On October 2, 2006, Group entered into a swap contract to hedge anticipated purchases of natural gas from November 2006 through September 2007 totaling 0.5 million mmbtu, or approximately 34% of expected natural gas consumption, at a price range of $6.30 to $7.91 per mmbtu. This swap contract effectively converts a portion of forecasted purchases at market prices to a fixed price basis. Any change in the fair value of this swap contract will be recorded in accumulated other comprehensive income (loss).

UNAUDITED INTERIM FINANCIAL INFORMATION:
(in millions, except per share amounts)

	Quarter ended
Twelve months ended September 30, 2006	December 31	March 31	June 30	September 30
Net sales	$480.4	$434.9	$500.0	$518.1
Gross profit	$43.5	$94.6	$134.5	$135.1
Operating income (loss)	$(39.5)	$27.5	$69.4	$71.6
Net income (loss)	$(48.8)	$(1.8)	$38.8	$16.9
Basic and diluted income (loss) per share(1)	$(0.57)	$(0.02)	$0.41	$0.15

	Quarter ended
Nine months ended September 30, 2005	March 31	June 30	September 30
Net sales and revenues	$124.7	$162.0	$170.2
Gross profit	$10.6	$22.8	$21.3
Operating income (loss)	$3.7	$10.3	$9.4
Net income (loss)	$(1.2)	$3.6	$2.7
Basic and diluted income (loss) per share(1)	$(0.01)	$0.04	$0.03

(1)          The sum of quarterly EPS amounts may be different than annual amounts as a result of the impact of variations in shares outstanding due to the IPO and rounding differences.

Item 8.                        Financial Statements and Supplementary Data

The consolidated financial statements and supplementary data of Mueller Water Products, Inc. are filed as part of this annual report beginning on page F-1 and incorporated by reference in this Item 8.

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.                Controls and Procedures

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

As of the end of the period covered by this report, the Company’s management evaluated the effectiveness of the design and operation of disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. This evaluation was done under the supervision and with the participation of management, including Gregory E. Hyland, President and Chief Executive Officer, and Jeffery W. Sprick, Chief Financial Officer and Chief Accounting Officer.

Based on this evaluation, the Company’s Chief Executive Officer and Interim Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2006.

Remediation of Prior Material Weakness in Internal Control over Financial Reporting

A material weakness is a control deficiency or a combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected.

As of September 30, 2005, the Company did not maintain effective controls over the preparation, review and presentation and disclosure of its consolidated financial statements, due to a lack of personnel with experience in financial reporting and control procedures necessary for SEC registrants. Specifically, the Company’s controls failed to prevent or detect the incorrect presentation of the following in the Predecessor Mueller consolidated financial statements: (i) cash flows from the effect of exchange rate changes on cash balances; (ii) cash flows from the loss on disposal of property, plant and equipment; (iii) cash flows and balance sheet presentation of the dollar value of bank checks outstanding; (iv) the presentation of current and non-current deferred income tax assets in Predecessor Mueller’s consolidated balance sheet; and (v) classification of certain depreciation expense as selling, general and administrative expense instead of cost of sales in their consolidated statement of operations. Further, the Company’s controls failed to prevent or detect the incorrect presentation of shipping and handling costs in the Company unaudited consolidated statement of operations for the three months ended December 31, 2004 as presented in the 10-Q for the period ended December 31, 2005. The Company’s control deficiency resulted in the restatement of Predecessor Mueller’s annual consolidated financial statements for fiscal 2004 and 2003 and interim consolidated financial statements for the first three quarters of fiscal 2005, all interim periods of fiscal 2004, audit adjustments to the 2005 annual consolidated financial statements and the restatement of the Company’s consolidated statement of operations for the three months ended December 31, 2004. Additionally, this control deficiency could result in a misstatement of the presentation and disclosure of the Company’s consolidated financial statements that would result in a material misstatement in the annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness. Management has concluded that based on the remediation actions described below, this material weakness did not exist at September 30, 2006.

As of September 30, 2004 and 2005, Predecessor Mueller reported the following control deficiencies that, in the aggregate, constituted a material weakness in internal control over preparation, review and presentation and disclosure of their consolidated financial statements. Specifically Predecessor Mueller’s control deficiencies included: (i) a lack of personnel with experience in financial reporting and control procedures necessary for SEC registrants; (ii) a lack of sufficient controls to prevent or detect, on a timely basis, unauthorized journal entries; (iii) a lack of sufficient controls over information technology data conversion and program changes; (iv) a lack of sufficient controls over the development and communication of income tax provisions; (v) a lack of effective controls surrounding “whistleblower” hotline complaints and internal certifications to ensure that issues were communicated on a more timely basis by management to the audit committee and the independent registered public accounting firm; (vi) a lack of effective controls over revenue recognition associated with full truckload shipments not immediately dispatched by freight carriers; and (vii) a lack of formal controls and procedures regarding assessment of financial exposures and transactions, including consideration of accounting implications under GAAP. These control deficiencies resulted in audit adjustments to the consolidated financial statements for the year ended September 30, 2004. Additionally, these control deficiencies, in the aggregate, could result in a misstatement to accounts and disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Management has concluded that based on the remediation actions described below, this material weakness did not exist at September 30, 2006.

In order to remediate the material weakness first reported as of September 30, 2004, Predecessor Mueller: (i) reassigned its Chief Financial Officer, appointed an Interim Chief Financial Officer and hired additional accounting and finance staff; (ii) introduced increased training for their existing financial and accounting and other staff; (iii) retained third-party consultants with significant SEC financial reporting experience to provide assistance in complying with SEC reporting requirements; (iv) formed a disclosure committee to supervise the preparation of the Exchange Act Reports and other public communications for itself and its Muller Group subsidiary; (v) improved their controls over, and began developing written policies and procedures that cover all significant accounting processes, including journal entries, the development and communication of income tax provisions, information data conversion issues and program changes, revenue recognition and assessing financial exposures; (vi) improved and centralized controls over information technology; and (vii) implemented global compliance initiatives under the direction of their Chief Compliance Officer including controls surrounding “whistleblower” hotline complaints and internal certifications. The Company continued these improvement efforts during the quarter ended September 30, 2006 and has concluded that it has remediated this material weakness.

In addition, during the quarter ended December 31, 2005, the Company made the following changes in internal control over financial reporting:

•       hired a Chief Financial Officer and Chief Accounting Officer, Jeffery W. Sprick, and a Corporate Controller with SEC financial reporting experience;

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

•       began to implement an internal quarterly review plan to review higher risk areas in financial reporting, such as revenue recognition, inventory valuation and cash flow reporting;

•       reviewed, on a quarterly basis, foreign currency translation cash flow statement effects, the dollar value of bank checks outstanding, transactions related to property, plant and equipment, classification requirements of each component line item and the individual elements that comprise each line item of the statement of cash flows, in accordance with Statement of Financial Accounting Standards, No. 95, Statement of Cash Flows, the classification of deferred income tax items in the balance sheet and cash flow statement, as well as depreciation in the statement of operations, and the proper classification of shipping and handling costs within our consolidated statement of operations;

•       implemented on-going United States GAAP training programs, consisting of providing appropriate technical resources to our finance team and training on the use of such resources, and issuing and updating our accounting policies.

During the quarter ended September 30, 2006, management believes that the additional control procedures that have been implemented during the year have fully remediated the material weakness.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.               Other Information

None

PART III

Item 10.                 Directors and Executive Officers of the Registrant

The following table sets forth the name, age, as of December 15, 2006, and position of each of our executive officers and directors.

Name	Age	Position
Gregory E. Hyland	55	Chairman of the Board of Directors, President and Chief Executive Officer
Dale B. Smith	62	Chief Operating Officer and Chief Executive Officer, Mueller Group
Ray Torok	59	President, U.S. Pipe
Thomas E. Fish	52	President, Anvil
Doyce Gaskin	51	Vice President, Manufacturing
Jeffery W. Sprick	39	Senior Vice President, Interim Chief Financial Officer, and Chief Accounting Officer
Robert Barker	49	Executive Vice President, General Counsel, Chief Compliance Officer, and Corporate Secretary
Jennifer Thomas	44	Executive Vice President, Human Resources
Marietta E. Zakas	47	Senior Vice President, Investor Relations and Strategic Planning
Donald N. Boyce	68	Director
Howard L. Clark	62	Director
Jerry W. Kolb	70	Director
Joseph B. Leonard	63	Director
Mark J. O’Brien	63	Director
Bernard G. Rethore	65	Director
Neil A. Springer	68	Director
Michael T. Tokarz	57	Director

Gregory E. Hyland has served as Chairman of the Board of Directors since October 2005 and as President and Chief Executive Officer since January 2006. Mr. Hyland has also served as Chairman, President and Chief Executive Officer of Walter Industries since September 2005. Prior to that time, Mr. Hyland served as President, U.S. Fleet Management Solutions of Ryder System, Inc. since June 2005. He served as Executive Vice President, U.S. Fleet Management Solutions of Ryder since October 2004. Between the period December 2003 to September 2004, Mr. Hyland was not employed. He was President of the Industrial Products Segment for Textron, Inc. from February 2002 to August 2003 and Chairman and Chief Executive Officer of Textron Golf, Turf and Specialty Products from January 2001 to January 2002. From September 1997 to December 2000, Mr. Hyland served as President of the Engineered Products Group, Flow Control Division of Tyco International. Mr. Hyland is a graduate of the University of Pittsburgh, where he earned his bachelor’s and master of business administration degrees.

Dale B. Smith has been Chief Operating Officer since January 2006. From October 2005 to April 2006, Mr. Smith served as a member of our board of directors. He is also Chief Executive Officer of Mueller Group, a position he has held since August 1999. Prior to that time, Mr. Smith served as Executive Vice President of our subsidiary Mueller Co. from June 1994 to August 1999, Executive Vice President of Finance for Tyco Europe from 1992 to 1994, Director of Mergers and Acquisitions for Tyco from 1988 to 1992, Director of Mergers and Acquisitions for Grinnell Corp. from 1986 to 1988, Chief Financial Officer of Ludlow Corp. (a Tyco Company) from 1983 to 1986 and Corporate Controller for Grinnell Corp. from 1981 to 1983. From 1971 to 1981, Mr. Smith was employed by Price Waterhouse & Co. as a certified public accountant. Mr. Smith graduated from Middlebury College with an A.B. in Economics in 1967 and received an M.B.A. in Finance and Accounting from the University of Rochester in 1971.

Ray Torok has been President of our U.S. Pipe segment since July 2004. Before joining U.S. Pipe, from May 2003 to December 2003, he was interim President at Golden Casting Corporation, a foundry operation producing highly engineered precision castings and from October 1998 to February 2003, he was President and Chief Executive Officer of Cold Metal Products, a steel production company.

Thomas E. Fish has served as President of our Anvil segment since 2000. From January 2005 through November 2005, Mr. Fish served as Mueller’s Interim Chief Financial Officer. Mr. Fish served as Vice President of Manufacturing for Grinnell Corp. from 1996 to 1999, Vice President of Finance and Administration for Grinnell Corp. from 1992 to 1996, Corporate Controller for Grinnell Corp. from 1984 to 1992 and Director of Internal Audit for Grinnell Fire Protection Systems from 1982 to 1984. Mr. Fish was employed by Price Waterhouse & Co. from 1976 to 1982 as a certified public accountant. Mr. Fish graduated from the University of Rhode Island with a B.S. in accounting in 1976.

Doyce Gaskin has served as Executive Vice President of our Mueller segment since July 2006. Prior to that time, Mr. Gaskin was Vice President, Manufacturing for Mueller since February 1999. He served as Plant Manager, Chattanooga from 1996 to 1999 and as Manufacturing Manager, Albertville from 1994 to 1996. Prior to that time, Mr. Gaskin held a variety of positions at Mueller’s Albertville Plant, including Maintenance & Plant Engineering Manager (3 years), Maintenance Superintendent (8 years) and Production Supervisor (8 years). Mr. Gaskin graduated from Snead State with an Associates Degree in Business Administration/Management in 1988.

Jeffery W. Sprick has served as our Interim Chief Financial Officer since November 2005. Prior to November 2005, Mr. Sprick served as Senior Vice President and Controller of Walter Industries. From April 2002 to August 2005 Mr. Sprick served as Vice President of Corporate Accounting of Walter Industries. Prior to joining Walter Industries in April 2002, Mr. Sprick was a senior manager of PricewaterhouseCoopers, where he was employed from 1989 until March 2002. Mr. Sprick holds a bachelor’s degree in business administration from the University of Michigan.

Robert Barker has served as our Executive Vice President, General Counsel, Corporate Secretary and Chief Compliance Officer since November 2006. Prior to joining the Company in November 2006, Mr. Barker was a partner with the law firm of Powell Goldstein LLP in Atlanta. Mr. Barker received an A.B. with distinction from Stanford University in History and Political Science and received a J.D. from the University of Virginia School of Law.

Jennifer Thomas has served as Executive Vice President—Human Resources since May 2006. From October 2004 until February 2006, Ms. Thomas was the executive vice president and chief human resources officer for Ryder Systems, Inc., a leading provider of transportation, logistics and supply management solutions worldwide, where she managed the human resources, public affairs and communications areas. Prior to her employment with Ryder, Ms. Thomas was senior vice president and practice leader for organizational consulting at Right Management Consultants, where she provided human resources, organizational and strategic planning consulting to Fortune 500 companies. Ms. Thomas earned a Master of Science degree in Industrial and Labor Relations and a Bachelor of Arts degree from West Virginia University.

Marietta Edmunds Zakas has been Senior Vice President—Strategic Planning and Invesotr Relations, since November 27, 2006. Before joining the Company, from September 2001 through August 2006, Ms. Zakas served in various positions at Russell Corporation, an athletic apparel, footwear and equipment company, culminating in her role as corporate vice president, chief of staff, business development and treasurer for Russell. Prior to joining Russell Corporation in 2001, Ms. Zakas served as corporate vice president, director of investor relations and corporate secretary for Equifax, Inc. from 1993 to 2000.

Ms. Zakas also served as Equifax’s treasurer, as well as executive assistant to the Chairman and CEO. Ms. Zakas holds an MBA from the Colgate-Darden Graduate School of Business Administration, a J.D. from the University of Virginia School of Law and a Bachelor’s Degree from Randolph-Macon Woman’s College.

Donald N. Boyce has been a member of our board of directors since April 2006. He was a director of Walter Industries from August 1998 to April 2006. Mr. Boyce was appointed Interim Chairman of the Board of Walter Industries, President and Chief Executive Officer of Walter Industries on August 3, 2000 and resigned as President and Chief Executive Officer on November 2, 2000. He resigned from the position of Chairman of the Board as of March 1, 2002. Mr. Boyce was Chairman of the Board of Directors of IDEX Corporation from April 1, 1999 until March 31, 2000 and was Chairman of the Board of Directors, President and Chief Executive Officer of IDEX Corporation from January 1988 until March 31, 1999.

Howard L. Clark, Jr. has been a member of our board of directors since April 2006. He has been a director of Walter Industries since March 1995. Mr. Clark has been Vice Chairman of Lehman Brothers Inc., an investment-banking firm, since February 1993; prior thereto Mr. Clark served as Chairman and Chief Executive Officer of Shearson Lehman Brothers Inc. Mr. Clark also is a director of Lehman Brothers Inc., United Rentals, Inc. and White Mountains Insurance Group, Ltd.

Jerry W. Kolb has been a member of our board of directors since April 2006. He has been a director of Walter Industries since June 2003. Mr. Kolb retired as a Vice Chairman of Deloitte & Touche LLP in 1998, a position he held since 1986. He also is a director of The Mid-America Group.

Joseph B. Leonard has been a member of our board of directors since April 2006. He has been a director of Walter Industries since June 23, 2005. Mr. Leonard has been Chairman and Chief Executive Officer of AirTran Holdings, Inc. since January 1999 and served as President of AirTran Holdings, Inc. from January 1999 through January 2001. From 1993 to 1998, Mr. Leonard served in various executive capacities for AlliedSignal, Inc. and its Aerospace division, last serving as the President and Chief Executive Officer of marketing, sales and service of AlliedSignal Aerospace and Senior Vice president of AlliedSignal, Inc. during 1998. From 1991 to 1993, Mr. Leonard served as Executive Vice President of Northwest Airlines, Inc. Prior to that, Mr. Leonard served in various executive positions for Eastern Airlines, Inc. from 1984 to 1990, as Assistant Vice President, aircraft maintenance for American Airlines, Inc. from 1982 to 1984 and in various maintenance and quality control positions for Northwest Airlines, Inc. from 1969 to 1982.

Mark J. O’Brien has been a member of our board of directors since April 2006. He has been a director of Walter Industries since June 23, 2005. Since March 2, 2006, Mr. O’Brien also serves as Chairman and Chief Executive Officer of Walter Industries’ Homes Business. Mr. O’Brien has served as President and Chief Executive Officer of Brier Patch Capital and Management, Inc., a real estate investment firm, since September 2004. Mr. O’Brien served in various capacities at Pulte Homes, Inc. for 21 years, culminating in his appointment as President and Chief Executive Officer. He retired from that position in 2003.

Bernard G. Rethore has been a member of our board of directors since April 2006. He has been a director of Walter Industries since March 2002. He has been Chairman of the Board Emeritus of Flowserve Corporation since April 2000. From January 2000 to April 2000 he served as Flowserve Corporation’s Chairman. He had previously served as Chairman and Chief Executive Officer of Flowserve Corporation from July 1997 to January 2000 and held the additional title of President from October 1998 to July 1999. Mr. Rethore is a director of Belden CDT, Inc. and Dover Corp.

Neil A. Springer has been a member of our board of directors since April 2006. He was a director of Walter Industries from August 2000 to April 2006. Mr. Springer is managing director of Springer &

Associates LLC which was established in 1994. Mr. Springer also is a director of IDEX Corporation and CUNA Mutual Insurance Group.

Michael T. Tokarz has been a member of our board of directors since April 2006. He has been a director of Walter Industries since September 1987. Since February 1, 2002 he has been a member of the Tokarz Group, LLC. From January 1996 until February 1, 2002, Mr. Tokarz was a member of the limited liability company which serves as the general partner of Kohlberg Kravis Roberts & Co. L.P. Mr. Tokarz also is a director of IDEX Corporation, Conseco, Inc. and MVC Capital, Inc.

Additional Information

Additional information, as required in Item 10. “Directors and Executive Officers of the Registrant” is incorporated by reference to the Proxy Statement (the “2006 Proxy Statement”) included in the Schedule 14A to be filed by the Company with the Securities and Exchange Commission (the “Commission”) under the Securities Exchange Act of 1934, as amended.

Item 11.                 Executive Compensation

Incorporated by reference to the 2006 Proxy Statement.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management

The equity compensation plan information as required by Item 201(d) of Regulation S-K is illustrated in Part II, Item 5 of this document. All other information as required by Item 12 is incorporated by reference to the 2006 Proxy Statement.

Item 13.                 Certain Relationships and Related Party Transactions

Incorporated by reference to the 2006 Proxy Statement.

Item 14.                 Principal Accountant Fees and Services

Incorporated by reference to the 2006 Proxy Statement.

PART IV

Item 15.                 Exhibits and Financial Statements

(a)          Financial Statements

Page Number
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of September 30, 2006 and 2005	F-2
Consolidated Statements of Operations for the fiscal year ended September 30, 2006, the nine months ended September 30, 2005 and the fiscal year ended December 31, 2004	F-3
Consolidated Statements of Shareholders’ Deficit and Common Stock for the fiscal year ended September 30, 2006, the nine months ended September 30, 2005 and the fiscal year ended December 31, 2004	F-4
Consolidated Statements of Cash Flows for the fiscal year ended September 30, 2006, the nine months ended September 30, 2005 and the fiscal year ended December 31, 2004	F-5
Notes to Consolidated Financial Statements	F-7

(b)          Exhibits

Exhibit No.	Document
2.1

Agreement and Plan of Merger dated as of June 17, 2005 among Mueller Water Products, Inc., Walter Industries, Inc., JW MergerCo, Inc. and DLJ Merchant Banking II, Inc., as stockholders’ representative. Incorporated by reference to Exhibit 2.1 to Mueller Water Products Form 8-K (File no. 333-116590) filed on June 21, 2005

2.1.1

Letter Agreement dated as of February 23, 2006 between Walter Industries, Inc. and Mueller Water Products, Inc. Incorporated by reference to Exhibit 10.1 to Mueller Water Products, Inc. Form 8-K (File no. 333-131521) filed February 27, 2006.

2.2

Agreement and Plan of Merger, dated as of January 31, 2006, by and among Mueller Holding Company, Inc., Mueller Water Products, LLC and Mueller Water Products Co-Issuer, Inc. Incorporated by reference to Exhibit 2.1 Mueller Water Products Form 8-K (File no. 333-116590) filed on February 3, 2006.

3.1	Restated Certificate of Incorporation of Mueller Water Products, Inc. Incorporated by reference to Exhibit 3.1 to Mueller Water Products, Inc. Form 8-K (File no. 001-32892) filed on May 30, 2006.
3.1.1

Certificate of Merger, dated February 2, 2006, of Mueller Water Products, LLC and Mueller Water Products Co-Issuer, Inc. with and into Mueller Holding Company, Inc. Incorporated by reference to Exhibit 3.1.2 to Mueller Water Products Inc. Form 8-K (File no. 333-116590) filed on February 3, 2006

3.2	Restated Bylaws of Mueller Water Products, Inc. Incorporated by reference to Exhibit 3.2 to Mueller Water Products, Inc. Form 8-K (File no. 001-32892) filed on May 30, 2006.
4.1

Indenture, dated as of April 29, 2004, between Mueller Holdings (N.A.), Inc. and Law Debenture Trust Company of New York for the 14.75% Senior Discount Notes due 2014. Incorporated by reference to Exhibit 4.1 to Mueller Water Products, LLC Registration Statement on Form S-1 (File no. 333-116590) filed on June 17, 2004.

4.1.1

First Supplemental Indenture, dated as of October 3, 2005, by and among Mueller Water Products, LLC, Mueller Water Products Co-Issuer, Inc. and Law Debenture Trust Company of New York. Incorporated by reference to Exhibit 4.1 to Mueller Water Products, Inc. Form 10-Q (File no. 333-131521) filed on February 22, 2006.

4.1.2

Second Supplemental Indenture, dated as of February 2, 2006, between, by and among Mueller Holding Company, Inc., Mueller Water Products, LLC, Mueller Water Products Co-Issuer, Inc. and Law Debenture Trust Company of New York. Incorporated by reference to Exhibit 10.1 to Mueller Water Products, Inc. Form 8-K (File no. 333-116590) filed on February 3, 2006.

4.4

Indenture, dated as of April 23, 2004, among Mueller Group, Inc., the Guarantors party thereto and Law Debenture Trust Company of New York for the 10% Senior Subordinated Notes due 2012. Incorporated by reference to Exhibit 4.3 to Mueller Water Products, LLC Registration Statement on Form S-1 (File no. 333-116590) filed on June 17, 2004.

4.5

Supplemental Indenture, dated as of October 3, 2005, among Mueller Group Co-Issuer, Inc., Mueller Group, LLC, the certain guarantors defined therein and Law Debenture Trust Company of New York for the 10% Senior Subordinated Notes due 2012. Incorporated by reference to Exhibit 10.6 to Mueller Water Products, LLC Registration Statement on Form S-1 (File no. 333-116590) filed on February 3, 2006.

10.1

Credit Agreement, dated as of October 3, 2005, among Mueller Group, LLC, Bank of America, N.A., as administrative agent, Morgan Stanley Senior Funding, Inc., as syndication agent, Caylon New York Branch, Fifth Third Bank and JPMorgan Chase Bank, N.A., as co-documentation agents, and the other lenders named therein. Incorporated by reference to Exhibit 10.1 to Mueller Water Products, LLC Form 8-K (File no. 333-116590) filed on October 5, 2005.

10.1.1

Amendment No.1, dated as of January 24, 2006, among Mueller Group, LLC, Bank of America, N.A., as administrative agent, the lenders signatory thereto and each of the guarantors signatory thereto. Incorporated by reference to Exhibit 10.1 to Mueller Group, LLC Form 8-K (File no. 333-117473) filed on January 27, 2006.

10.3

Corporate Agreement by and between Walter Industries, Inc. and Mueller Water Products, Inc. Incorporated by reference to Exhibit 10.1 to Mueller Water Products, Inc. Form 8-K (File no. 001-32892) filed on May 30, 2006.

10.4

Income Tax Allocation Agreement by and among Walter Industries, Inc., the Walter Affiliates (as defined therein), Mueller Water Products, Inc. and the Mueller Affiliates (as defined therein). Incorporated by reference to Exhibit 10.2 to Mueller Water Products, Inc. Form 8-K (File no. 001-32892) filed on May 30, 2006.

10.5

Transition Services Agreement by and between Walter Industries, Inc. and Mueller Water Products, Inc. Incorporated by reference to Exhibit 10.3 to Mueller Water Products, Inc.8-K (File no. 001-32892) filed on May 30, 2006.

10.6*	Mueller Water Products, Inc. 2006 Stock Incentive Plan. Incorporated by reference to Exhibit 10.4 to Mueller Water Products, Inc. Form 8-K (File no. 001-32892) filed on May 30, 2006.
10.7* **	Mueller Water Products, Inc. 2006 Employee Stock Purchase Plan, as amended September 27, 2006.
10.8*	Mueller Water Products, Inc. Directors’ Deferred Fee Plan. Incorporated by reference to Exhibit 10.7 to Mueller Water Products, Inc. 8-K (File no. 001-32892) filed on May 30, 2006.
10.9*	Executive Incentive Plan of Mueller Water Products, Inc. Incorporated by reference to Exhibit 10.6 to Mueller Water Products, Inc. 8-K (File no. 001-32892) filed on May 30, 2006.
10.10*

Executive Employment Agreement, dated September 9, 2005 between Walter Industries, Inc. and Gregory E. Hyland. Incorporated by reference to Exhibit 10.22 to Walter Industries, Inc. Form 8-K (File no. 001-13711) filed on September 12, 2005.

10.10.1*

Amendment, dated as of March 2, 2006, to Executive Employment Agreement dated September 9, 2005 between Walter Industires, Inc. and Gregory E. Hyland. Incorporated by reference to Exhibit 10.1 to Mueller Water Products, Inc. Form 8-K (File no. 333-131521) filed on March 3, 2006.

10.10.2*

Assignment and Assumption Agreement dated December 14, 2006 between Walter Industries, Inc. and Mueller Water Products, Inc. relating to the September 9, 2005 employment agreement of Gregory E. Hyland. Incorporated by reference to Exhibit 10.1 to Mueller Water Products, Inc. Form 8-K (File no. 001-32892) filed on December 15, 2006.

10.11*

Executive Employment Agreement, dated January 23, 2006, between Mueller Holding Company, Inc. and Dale B. Smith. Incorporated by reference to Exhibit 10.2 to Mueller Water Products, LLC Form 8-K (File no. 333-116590) filed on January 27, 2006.

10.12*

Employment Agreement, dated as of July 31, 2006, between Mueller Water Products, Inc. and Doyce Gaskin. Incorporated by reference to Exhibit 10.1 to Mueller Water Products, Inc. Form 8-K (File no. 001-32892) filed on August 3, 2006.

10.13*

Employment Agreement, dated as of July 31, 2006, between Mueller Water Products, Inc. and Thomas E. Fish. Incorporated by reference to Exhibit 10.2 to Mueller Water Products, Inc. Form 8-K (File no. 001-32892) filed on August 3, 2006.

10.14*

Employment Agreement, dated August 23, 2006, between Mueller Water Products, Inc. and Jeffery W. Sprick. Incorporated by reference to Exhibit 10.1 to Mueller Water Products, Inc. Form 8-K (File No. 333-131521) filed on August 29, 2006.

10.15*

Employment Agreement, dated July 12, 2004, between Walter Industries, Inc. and Raymond P. Torok. Incorporated by reference to Exhibit 10.15 to Mueller Water Products, Inc. Form S-1/A (File no. 333-131536) filed on February 3, 2006.

10.15.1*

Assignment and Assumption Agreement dated December 14, 2006 between Walter Industries, Inc. and Mueller Water Products, Inc. relating to the July 12, 2004 employment agreement of Raymond P. Torok. Incorporated by reference to Exhibit 10.2 to Mueller Water Products, Inc. Form 8-K (File no. 001-32892) filed on December 19, 2006.

10.16*

Joint Litigation Agreement dated December 14, 2006 between Walter Industries, Inc. and Mueller Water Products, Inc. Incorporated by reference to Exhibit 10.3 to Mueller Water Products, Inc. Form 8-K (File no. 001-32892) filed on December 19, 2006.

14.1	Code of Conduct for Mueller Water Products, Inc. Incorporated by reference to Exhibit 14.1 to Mueller Water Products, Inc. Form 10-K (File no. 333-116590) filed on December 19, 2005.
21.1**	Subsidiaries of Mueller Water Products, Inc.
23.1**	Consent of PricewaterhouseCoopers LLP
24**	Power of Attorney
31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                    Management compensatory plan, contract or arrangement

**             Filed with this report

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Mueller Water Products, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders’ equity (deficit) and comprehensive loss and of cash flows present fairly, in all material respects, the financial position of Mueller Water Products, Inc., at September 30, 2006 and 2005, and the results of its operations and its cash flows for the year ended September 30, 2006, the nine months ended September 30, 2005, and the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP
Atlanta, Georgia
December 18, 2006

MUELLER WATER PRODUCTS, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2006	September 30, 2005
	(dollars in millions)
Assets
Cash and cash equivalents	$81.4	$—
Receivables, net of allowance for doubtful accounts of $4.8 million and $0.9 million at September 30, 2006 and 2005, respectively	322.9	118.5
Inventories	454.6	147.2
Deferred income taxes	42.6	11.1
Prepaid expenses	33.7	1.5
Total current assets	935.2	278.3
Property, plant and equipment, net	337.0	149.2
Deferred financing fees	14.6	—
Deferred income taxes	—	9.5
Identifiable intangibles, net	835.4	—
Goodwill	865.5	58.4
Other long-term assets	2.2	—
Total assets	$2,989.9	$495.4
Liabilities
Current portion of long-term debt	$9.0	$—
Accounts payable	124.8	52.5
Accrued expenses and other liabilities	116.3	34.7
Payable to affiliate, Sloss Industries	1.5	2.5
Total current liabilities	251.6	89.7
Long-term debt	1,118.3	—
Payable to parent, Walter Industries	3.6	443.6
Accrued pension liability, net	43.7	53.6
Accumulated postretirement benefits obligation	46.3	51.1
Deferred income taxes	278.5	—
Other long-term liabilities	20.9	12.6
Total liabilities	1,762.9	650.6
Commitments and contingencies (Note 17)
Shareholders’ equity (deficit)
Common stock, $0.01 par value per share:
Series A—400,000,000 shares authorized and 28,750,000 shares issued	0.3	—
Series B—200,000,000 shares authorized and 85,844,920 shares issued	0.8	—
Capital in excess of par value	1,417.5	68.3
Accumulated deficit	(173.0)	(178.1)
Accumulated other comprehensive loss	(18.6)	(45.4)
Total shareholders’ equity (deficit)	1,227.0	(155.2)
Total liabilities and shareholders’ equity (deficit)	$2,989.9	$495.4

The accompanying notes are an integral part of the financial statements.

MUELLER WATER PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve Months Ended September 30, 2006	Nine Months Ended September 30, 2005	Twelve Months Ended December 31, 2004
	(dollars in millions, except per share amounts)
Net sales	$1,933.4	$456.9	$578.4
Cost of sales	1,525.7	402.2	531.4
Gross profit	407.7	54.7	47.0
Operating expenses:
Selling, general and administrative	242.1	25.9	38.2
Related party corporate charges	8.0	5.4	7.7
Facility rationalization, restructuring and related costs	28.6	—	0.1
Total operating expenses	278.7	31.3	46.0
Income from operations	129.0	23.4	1.0
Interest expense arising from related party payable to Walter Industries	—	(15.2)	(18.9)
Interest expense, net of interest income	(115.9)	(0.3)	(0.5)
Income (loss) before income taxes	13.1	7.9	(18.4)
Income tax expense (benefit)	8.0	2.8	(2.9)
Net income (loss)	$5.1	$5.1	$(15.5)
Basic and diluted income (loss) per share	$0.05	$0.06	$(0.18)

The accompanying notes are an integral part of the financial statements.

MUELLER WATER PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT) AND
COMPREHENSIVE LOSS

FOR THE THREE FISCAL PERIODS ENDED SEPTEMBER 30, 2006, SEPTEMBER 30, 2005, AND DECEMBER 31, 2004

(dollars in millions)

	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Comprehensive Income (Loss)	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2003	—	$68.3	$(167.7)		$(29.6)	$(129.0)
Comprehensive loss:
Net loss	—	—	(15.5)	$(15.5)	—	(15.5)
Other comprehensive loss, net of tax:
Increase in additional minimum pension liability	—	—	—	(0.6)	(0.6)	(0.6)
Comprehensive loss				$(16.1)
Balance at December 31, 2004	—	68.3	(183.2)		(30.2)	(145.1)
Comprehensive loss:
Net income	—	—	5.1	5.1	—	5.1
Other comprehensive loss, net of tax:
Increase in additional minimum pension liability	—	—	—	(15.2)	(15.2)	(15.2)
Comprehensive loss				$(10.1)
Balance at September 30, 2005	—	68.3	(178.1)		(45.4)	(155.2)
Walter’s investment in subsidiary	—	932.1	—		—	932.1
Dividend to Walter	—	(444.5)	—		—	(444.5)
Dividend to Walter for acquisition costs	—	(12.0)	—		—	(12.0)
Forgiveness of U.S. Pipe payable to Walter	—	443.6	—		—	443.6
Sale of common stock in initial public offering	$1.1	427.8	—		—	428.9
Share-based compensation	—	2.2	—		—	2.2
Comprehensive income
Net income	—	—	5.1	5.1	—	5.1
Other comprehensive income, net of tax:
Unrealized gain on interest rate swaps	—	—	—	1.0	1.0	1.0
Foreign currency translation adjustments	—	—	—	1.8	1.8	1.8
Decrease in additional minimum pension liability	—	—	—	24.0	24.0	24.0
Comprehensive income				$31.9
Balance at September 30, 2006	$1.1	$1,417.5	$(173.0)		$(18.6)	$1,227.0

The accompanying notes are an integral part of the financial statements.

MUELLER WATER PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve months ended September 30, 2006	Nine months ended September 30, 2005	Twelve months ended December 31, 2004
	(dollars in millions)
Operating Activities
Net income (loss)	$5.1	$5.1	$(15.5)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	68.8	19.4	26.5
Amortization of intangibles	28.1	—	—
Amortization of deferred financing fees	3.1	—	—
Accretion on debt	12.9	—	—
Write off of premium on debt	(14.3)	—	—
Loss on disposal of property, plant and equipment	2.1	0.9	1.0
Write off of deferred financing fees	4.1	—	—
Share-based compensation expense	3.1	—	—
Impairments of property, plant and equipment	21.5	—	—
Provision (credit) for deferred income taxes	(24.9)	(3.5)	9.0
Gain on interest rate swaps	(0.4)	—	—
Other, net	(2.3)	0.2	0.3
Changes in assets and liabilities, net of the effects of acquisitions:
Receivables	(25.2)	(15.0)	(22.6)
Inventories	70.4	(20.0)	(3.7)
Income taxes payable	—	4.7	(0.6)
Prepaid expenses and other current assets	(0.9)	(0.5)	0.1
Other non-current assets	(0.4)	(0.9)	(7.6)
Pension and other long-term liabilities	(22.1)	0.5	(1.2)
Accounts payable, accrued expenses and other current liabilities	(21.1)	4.1	20.1
Net cash provided by (used in) operating activities	107.6	(5.0)	5.8
Investing Activities
Additions to property, plant and equipment	(71.1)	(16.5)	(20.4)
Acquisition of businesses, net of cash acquired	(15.6)	—	—
Proceeds from sale of property, plant and equipment	3.6	—	—
Increase in amounts due to Walter	1.7	20.8	15.7
Net cash (used in) provided by investing activities	(81.4)	4.3	(4.7)
Financing Activities
Increase (decrease) in dollar value of bank checks outstanding	10.0	0.7	(1.3)
Proceeds from short-term borrowings	55.9	—	—
Retirement of short-term debt	(55.9)	—	—
Proceeds from long-term debt	1,050.0	—	—
Retirement of long-term debt	(1,031.9)	—	—
Proceeds from issuance of common stock	428.9	—	—
Payment of deferred financing fees	(21.6)	—	—
Dividend to Walter	(444.5)	—	—
Dividend to Walter for acquisition costs	(12.0)	—	—
Walter contribution of Predecessor Mueller’s cash	76.3	—	—
Net cash provided by (used in) financing activities	55.2	0.7	(1.3)
Net increase (decrease) in cash and cash equivalents	81.4	—	(0.2)
Cash and cash equivalents at beginning of year	—	—	0.2
Cash and cash equivalents at end of year	$81.4	$—	$—
Supplemental Disclosures
Interest paid	$116.7	$0.3	$0.5
Income taxes paid	$49.2	$—	$—

The Company recorded facility rationalization, restructuring and related charges of $28.6 million, zero and $0.1 million for the twelve months ended September 30, 2006, the nine months ended September 30, 2005 and the twelve months ended December 31, 2004, respectively. A portion of these charges, consisting of write-offs of assets, were non-cash and are reconciled below:

	Twelve months ended September 30, 2006	Nine months ended September 30, 2005	Twelve months ended September 30, 2004
	(dollars in millions)
Accrued expenses	$7.1	$—	$0.1
Non-cash	21.5	—	—
Total facility rationalization, restructuring and related costs	$28.6	$—	$0.1

Schedule of non-cash investing and financing activities:

On October 3, 2005, the Company’s former parent, Walter Industries, Inc. (“Walter”), purchased all of the outstanding common stock of Mueller Water Products, Inc. (“Predecessor Mueller”). See Note 1.

(dollars in millions)
Contribution of Predecessor Mueller by Walter	$932.9
Less: Cash of Predecessor Mueller received	(76.3)
Total net assets received excluding cash	$856.6

Subsequent to the Acquisition, Walter forgave an intercompany receivable from U.S. Pipe of $443.6 million.

The accompanying notes are an integral part of the financial statements.

MUELLER WATER PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   Organization

The registrant is Mueller Water Products, Inc., a Delaware corporation (“Mueller Water” or the “Company”). The Company is the surviving corporation of the merger on February 2, 2006 of Mueller Water Products, LLC (Commission File Number: 333-116590) and Mueller Water Products Co-Issuer, Inc. with and into Mueller Holding Company, Inc., a Delaware corporation. On June 1, 2006, Mueller Water completed its initial public offering (IPO) of its Series A common stock (NYSE: MWA). On December 14, 2006, Walter Industries, Inc. (“Walter”), a diversified New York Stock Exchange traded company (NYSE: WLT), distributed all of the Company’s outstanding Series B common stock (NYSE: MWA-B) to Walter’s shareholders. From October 3, 2005 through December 14, 2006, the Company was a wholly-owned subsidiary of Walter.

On October 3, 2005, through a series of transactions (the “Acquisition”), Walter, through a wholly-owned subsidiary, acquired all outstanding shares of capital stock of Predecessor Mueller, which immediately was converted into Mueller Water Products, LLC, a Delaware limited liability company and contributed United States Pipe and Foundry Company, LLC, (“U.S. Pipe”), owned by Walter since 1969, to the acquired company. In accordance with accounting principles generally accepted in the United States, for accounting purposes U.S. Pipe is treated as the acquirer of Predecessor Mueller. Accordingly, effective October 3, 2005, U.S. Pipe’s basis of accounting is used for the Company and all financial data for periods prior to October 3, 2005 of the Company included in this report on Form 10-K is that of U.S. Pipe. The results of operations of Predecessor Mueller are included in the Consolidated Statements of Operations beginning October 3, 2005.

The Company was originally organized as United States Pipe and Foundry Company, Inc. (“Inc.”) and was a wholly-owned subsidiary of Walter. On September 23, 2005, Inc. was dissolved and United States Pipe and Foundry Company, LLC was organized in the state of Alabama, and the operations of Inc. were conducted under the form of a limited liability company.

In December 2005, U.S. Pipe changed its fiscal year-end to September 30, which coincides with the fiscal year end of Predecessor Mueller. Beginning with the quarter ended December 31, 2005, the Company has three operating segments which are named after its leading brands in each segment: Mueller, U.S. Pipe, and Anvil.

The consolidated financial statements include the accounts of all wholly-owned subsidiaries. Preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results could differ from those estimates. All significant intercompany balances and transactions have been eliminated.

Certain amounts in the prior period’s consolidated financial statements have been reclassified to conform to the current-period presentation.

Note 2.   Summary of Significant Accounting Policies

Revenue Recognition—The Company recognizes revenue based on the recognition criteria set forth in the Securities and Exchange Commission’s Staff Accounting Bulletin 104, Revenue Recognition in Financial Statements, which is when delivery of product has occurred or services have been rendered and there is persuasive evidence of a sales arrangement, selling prices are fixed or determinable, and collectibility from the customer is reasonably assured. Revenue from the sale of products via rail or truck is recognized when title passes upon delivery to the customer. Revenue earned for shipments via ocean vessel is recognized under international shipping standards as defined by Incoterms 2000 when title and risk of loss transfer to the customer. Sales are recorded net of estimated cash discounts and rebates.

Shipping and Handling—Costs to ship products to customers are included in cost of sales in the Consolidated Statements of Operations. Amounts billed to customers, if any, to cover shipping and handling costs are included in net sales.

Customer Rebates—Customer rebates are applied against net sales at the time the sales are recorded based on estimates with respect to the deductions to be taken.

Share-Based Compensation—On May 25, 2006, the Company adopted the Mueller Water Products, Inc. 2006 Stock Incentive Plan (the “2006 Plan”), which is more fully described in Note 6. The Company records compensation costs for stock options and restricted stock units granted to employees based on the fair value at the grant dates as prescribed by Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment. The Company records share-based compensation costs as selling, general and administrative in the consolidated statements of operations.

Cash and Cash Equivalents—The Company considers all highly liquid investments with original maturities of ninety days or less when purchased to be cash equivalents. Outstanding checks are netted against cash when there is a sufficient balance of cash available in the Company’s accounts at the bank to cover the outstanding amount and the right of offset exists. Where there is no right of offset against cash balances, outstanding checks are included in accounts payable. At September 30, 2006 and September 30, 2005 checks issued but not yet presented to the banks for payment (i.e. the dollar value of bank checks outstanding) were $10.0 million and zero, respectively, and were recorded in accounts payable.

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

The following table summarizes information concerning the Company’s allowance for doubtful accounts:

	For the twelve months ended September 30, 2006	For the nine months ended September 30, 2005	For the twelve months ended December 31, 2004
	(dollars in millions)
Balance at beginning of period	$0.9	$0.7	$0.8
Allowance for doubtful accounts of Predecessor Mueller	5.0	—	—
Provisions charged to income	1.8	0.3	0.2
Charge-offs, net of recoveries	(2.9)	(0.1)	(0.3)
Balance at end of period	$4.8	$0.9	$0.7

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

The Company accounts for its asset retirement obligations related to plant and landfill closures in accordance with Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (SFAS 143). Under SFAS 143, liabilities are recognized at fair value for an asset retirement obligation in the period in which it is incurred and the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its future value. The corresponding asset capitalized at inception is depreciated over the estimated useful life of the asset.

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

Workers’ Compensation—The Company is self-insured for workers’ compensation benefits for work-related injuries, subject to stop-loss insurance coverage in the amount of $1.0 million cost per incident. Liabilities, including those related to claims incurred but not reported, are recorded principally using annual valuations based on discounted future expected payments and using historical data or combined insurance industry data when historical data is limited. Pursuant to the terms of the Tyco Purchase Agreement, Predecessor Mueller is indemnified by Tyco for all liabilities that occurred prior to August 16, 1999. Workers’ compensation liabilities were as follows:

	September 30, 2006	September 30, 2005
	(dollars in millions)
Undiscounted aggregated estimated claims to be paid	$25.0	$14.4
Workers’ compensation liability recorded on a discounted basis	$21.6	$11.9

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

Activity in accrued warranty, included in the caption accrued expenses in the accompanying Consolidated Balance Sheets, was as follows (in millions):

	For the twelve months ended September 30, 2006	For the nine months ended September 30, 2005	For the twelve months ended December 31, 2004
Accrued balance at beginning of period	$4.7	$1.7	$0.5
Accrued warranty of Predecessor Mueller	1.6	—	—
Warranty expense	3.1	5.7	5.5
Settlement of warranty claims	(6.7)	(2.7)	(4.3)
Balance at end of period	$2.7	$4.7	$1.7

Deferred Financing Fees—Costs of debt financing are amortized over the life of the related loan agreements, which range from five to ten years. Such costs are reassessed when amendments occur, in accordance with Emerging Issues Task Force (EITF) 96-19, Debtors Accounting for a Modification or Exchange of Debt Instruments.

Income Taxes—Deferred tax liabilities and assets are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax liabilities and assets are determined based on the differences between the financial statements basis and the tax basis of assets and liabilities, using tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is provided if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

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

Derivative Instruments and Hedging Activities—The Company currently uses interest rate swaps as required in the 2005 Mueller Credit Agreement to mitigate the impact of interest rate volatility. The amount to be paid or received from interest rate swaps is charged or credited to interest expense over the lives of the interest rate swap agreements. Changes in the fair value of derivatives that are designated as effective are recorded to accumulated other comprehensive income (loss). Changes in the fair value of derivatives that are designated as ineffective are recorded to earnings each period (see Note 9).

Additionally, the Company utilizes forward contracts to mitigate its exposure to changes in foreign currency exchange rates from third party and intercompany transactions. The primary currency to which the Company is exposed and to which it hedges its exposure is the Canadian Dollar. The unrealized gains and losses associated with forward contracts are deferred as a component of accumulated other comprehensive income (loss) until the underlying hedged transactions are reported in the Company’s Consolidated Statements of Operations.

Related Party Transactions—The Company purchases foundry coke from Sloss Industries, Inc., which was an affiliate until December 14, 2006, for an amount that approximates the market value of comparable transactions. Costs included in cost of sales related to purchases from Sloss Industries, Inc. were $21.2 million, $17.9 million and $15.1 million for the twelve months ended September 30, 2006, the nine months ended September 30, 2005 and the twelve months ended December 31, 2004, respectively.

Other services that Sloss Industries, Inc. provides to the Company include the delivery of electrical power to one of the Company’s facilities, rail car switching and the leasing of a distribution facility. The total of these other services included in the Company’s operating expenses were $1.9 million, $1.7 million and $1.8 million for the twelve months ended September 30, 2006, the nine months ended September 30, 2005 and the twelve months ended December 31, 2004, respectively.

Related Party Allocations—Certain costs incurred by Walter such as insurance, executive salaries, professional service fees, human resources, transportation, healthcare and other centralized business functions are allocated to its subsidiaries. Certain costs that were considered directly related to the U.S. Pipe segment were charged to the Company and included in selling, general and administrative expenses. These costs were approximately $2.0 million, $1.3 million and $1.4 million for the twelve months ended September 30, 2006, the nine months ended September 30, 2005 and the twelve months ended December 31, 2004, respectively. Costs incurred by Walter that cannot be directly attributed to its subsidiaries are allocated to them based on estimated annual revenues. Such costs were allocated to the Company, and are recorded as related party corporate charges in the accompanying Consolidated Statements of Operations, and were approximately $8.0 million, $5.4 million and $7.6 million for the twelve months ended September 30, 2006, the nine months ended September 30, 2005 and the twelve months ended December 31, 2004, respectively.

While the Company considers the allocation of such costs to be reasonable, the cost of performing such services on our own behalf may be higher or lower than historically allocated amounts.

Certain of the Company’s employees have been granted Walter restricted stock units and stock options under Walter’s share-based compensation plans. The Company has expensed $0.8 million related to the share-based compensation costs allocated from Walter for the twelve months ended September 30, 2006.

During 2006, the Company recorded $1.9 million of interest income and $2.9 million of prepayment penalty income related to the $20.0 million note receivable from Walter. These amounts are included in interest expense, net of interest income in the Consolidated Statements of Operations.

Note 3.   Acquisitions

Hunt Industries, Inc.

On January 4, 2006, the Company acquired Hunt Industries, Inc. (“Hunt”) for $6.8 million in cash. Hunt, based in Murfreesboro, Tennessee, is a manufacturer of meter pits and meter yokes that are sold by the Company’s Mueller segment.

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

Acquisition of Predecessor Mueller by Walter

On October 3, 2005, pursuant to the agreement dated June 17, 2005, Walter acquired all of the outstanding common stock of Predecessor Mueller for $944.0 million and assumed $1.05 billion of indebtedness. Predecessor Mueller was converted into a limited liability company on October 3, 2005 and was merged with and into the Company on February 2, 2006. Transaction costs included in the acquisition price were $15.4 million. In conjunction with the acquisition, U.S. Pipe was contributed in a series of transactions to Mueller Group, LLC (“Mueller Group” or “Group”), a wholly-owned subsidiary of the Company, on October 3, 2005. On February 23, 2006, Walter received $10.5 million based on the final closing cash and working capital, adjusting the purchase price to $933.5 million.

Walter’s acquisition of Predecessor Mueller has been accounted for as a business combination with U.S. Pipe considered the acquirer for accounting purposes. Assets acquired and liabilities assumed were recorded at their fair values as of October 3, 2005. The total purchase price of $933.5 million is comprised of (dollars in millions):

Acquisition of the outstanding common stock of Predecessor Mueller	$918.1
Acquisition-related transaction costs	15.4
Total purchase price	$933.5

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

Receivables, net	$177.4
Inventories	373.2
Property, plant and equipment	214.2
Identifiable intangible assets	856.9
Goodwill	801.7
Net other assets	350.7
Net deferred tax liabilities	(267.9)
Debt	(1,572.7)
Total purchase price allocation	$933.5

Receivables are short-term trade receivables and their net book value approximated current fair value.

Finished goods inventory was valued at estimated selling price less cost of disposal and reasonable profit allowance for the selling effort. Work in process inventory was valued at estimated selling price of finished goods less costs to complete, cost of disposal and a reasonable profit allowance for the completing and selling effort. Raw materials were valued at book value, which approximated current replacement cost. The carrying value of inventories included $70.2 million in excess of Predecessor Mueller’s carrying value, which was charged to cost of sales during the year ended September 30, 2006.

Property, plant and equipment were valued at the current replacement cost as follows (in millions):

		Depreciation Period
Land	$17.1	Indefinite
Buildings	51.1	5 to 14 years
Machinery and equipment	132.8	3 to 5 years
Other	13.2	3 years
Total property, plant and equipment	$214.2

Identifiable intangible assets acquired consist of trade names, trademarks, technology and customer relationships and were valued at their current fair value. Trade name and trademark relate to Mueller® , Anvil®, Hersey™, Henry Pratt™ and James Jones™. Technology represents processes related to the design and development of products. Customer relationships represent the recurring nature of sales to current distributors, municipalities, contractors and other end-use customers regardless of their contractual nature.

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

Net other assets include cash, prepaid expenses, accounts payable, accrued expenses and accrued pension liability and were valued at their approximate current fair value. As part of the Acquisition, the Company paid a $444.5 million dividend to Walter.

Net deferred tax liabilities include the tax effects of fair value adjustments related to identifiable intangible assets and net tangible assets.

Debt was valued at fair market value as of October 3, 2005, which resulted in increases of $36.0 million and $18.9 million to the carrying value of the senior discount notes and the senior subordinated notes, respectively.

The following table of unaudited pro forma results of operations of Predecessor Mueller and U.S. Pipe for the nine months ended September 30, 2005 is presented as if the Acquisition and borrowings under the 2005 Mueller Credit Agreement had taken place on January 1, 2005 and were carried forward through September 30, 2005.

The unaudited pro forma amounts are not intended to represent or be indicative of the consolidated results of operations that would have been reported had the Acquisition and borrowings under the 2005 Mueller Credit Agreement been completed as of the date presented.

Nine months ended September 30, 2005
(dollars in millions, except per share amounts)
Net sales	$1,349.7
Net income	$31.5
Basic and diluted income per share	$0.37

The pro forma amounts are based on the historical results of operations and are adjusted for amortization of definite-lived intangibles of $17.7 million; depreciation of property, plant and equipment of ($0.6) million; and interest expense of $14.1 million.

Note 4.   Facility Rationalization, Restructuring and Related Costs

On October 24, 2006, the Company announced the closure of Mueller segment’s James Jones manufacturing facility in El Monte, California. James Jones will transfer the production of its brass products and hydrants to Mueller segment’s Decatur, Illinois and Albertville, Alabama plants by June 2007. Approximately 155 employees will be affected by the closure. Total estimated costs related to this closure are $2.5 million, of which $0.2 million, consisting of termination benefits, and $0.5 million, consisting of property impairments, were recorded as adjustments to goodwill in the twelve months ended September 30, 2006. These costs are recorded to goodwill as the overall plan to close the facility was identified prior to the Acquisition. Other estimated costs of $1.8 million, associated with relocating the El Monte warehouse and equipment, will be expensed as incurred.

On April 20, 2006, the Company announced the closure of the Mueller Canada valve and hydrant manufacturing facility in Milton, Ontario, Canada. The facility closed in fiscal year 2006, resulting in the termination of approximately 130 employees. Total estimated costs related to this closure of $4.5 million, including termination benefits of $2.5 million, property impairments of $0.2 million, and lease run-out costs of $0.6 million, were recorded as adjustments to goodwill in the twelve months ended September 30, 2006. These restructuring costs were recorded to goodwill as the overall plan to close the facility was identified prior to the Acquisition. Other estimated costs include $1.2 million to relocate the Milton warehouse and equipment and will be expensed as incurred.

On January 26, 2006, the Company announced the closure of the Henry Pratt valve manufacturing facility in Dixon, Illinois, which is included in the Company’s Mueller segment. The eventual closure of the facility is expected to occur in fiscal year 2007, resulting in the termination of approximately 100 employees. Total estimated costs related to this closure are $3.7 million, including termination benefits of $1.0 million and property impairment charges of $1.7 million, which were recorded as adjustments to goodwill in the twelve months ended September 30, 2006. These restructuring costs were recorded to goodwill as the overall plan to close the facility was identified prior to the Acquisition. The remaining estimated costs of $1.0 million are for the transfer and installation of equipment and temporary outsourcing of manufacturing and will be expensed when incurred.

On October 26, 2005, Walter announced plans to close U.S. Pipe’s Chattanooga, Tennessee plant and transfer the valve and hydrant production of that plant to Mueller’s Chattanooga, Tennessee and Albertville, Alabama plants. The U.S. Pipe Chattanooga plant closed in 2006, resulting in the termination of approximately 340 employees. Exit costs totaled $49.9 million of which approximately $28.6 million was related to severance and fixed asset write-offs and qualified as restructuring and impairment charges. The remaining exit costs of $21.3 million were comprised of an inventory write-down totaling $11.4 million, a $9.0 million write-off of unabsorbed overhead costs, and $0.9 million of other related costs, which were recognized in cost of sales during the twelve months ended September 30, 2006.

Total estimated restructuring and impairment charges and the amounts recorded to restructuring expenses for the year ended September 30, 2006 are as follows (dollars in millions):

Termination benefits	$3.8
Other employee-related costs	3.3
Impairment of property, plant and equipment	21.5
Total	$28.6

Termination benefits relating to the U.S. Pipe Chattanooga plant closure of $3.8 million consist primarily of severance related to staff reductions of hourly and salaried personnel. In addition, the Company recognized other employee-related costs of approximately $3.3 million related to pension and other postretirement benefit obligations.

Activity in accrued restructuring for the year ended September 30, 2006 was as follows (dollars in millions):

Beginning balance	$—
Accrual of expenses	4.1
Accruals allocated to goodwill for plant closures identified prior to the Acquisition	9.0
Payments	(7.8)
Ending balance	$5.3

Note 5.   Capital Stock

On June 1, 2006, the Company completed its IPO of 28.8 million shares of its Series A common stock at an offering price of $16.00 per share. The gross proceeds of $460.0 million were offset by $27.6 million in underwriter fees and $3.5 million of other costs associated with the IPO. The remainder of the proceeds were used to pay down the Company’s existing debt—see Note 8.

Immediately prior to the issuance of the Series A common stock, the Company issued 85.8 million shares of the Company’s Series B common stock to Walter in exchange for one unit. As a consequence of owning the Series B common stock, from the June 1, 2006 IPO through the December 14, 2006 spin-off, Walter held approximately 96% of the combined voting power of all of the Company’s outstanding common stock.

Holders of Series A common stock are entitled to one vote per share, and holders of Series B common stock are entitled to eight votes per share.

After the close of trading on December 14, 2006, Walter distributed its approximately 85.8 million shares of Series B common stock.

On December 15, 2006, in conjunction with the spin-off of the Company by Walter, the Company approved the grant of stock options and restricted stock units for the Company’s Series A common stock pursuant to the Company’s 2006 Stock Incentive Plan to replace the legacy share-based compensation instruments held by Walter employees that became Company employees upon the Walter spin-off of the Company. As a result, grants of approximately 464,000 non-qualified stock options with exercise prices ranging from approximately $2.00 to $21.00, and grants of approximately 414,000 restricted stock units, were approved by the Company.

Note 6.   Share-Based Compensation Plans

The stockholders of the Company approved the 2006 Stock Incentive Plan (the “2006 Plan”), under which an aggregate of 8.0 million shares of the Company’s Series A common stock have been reserved for grant and issuance of awards of incentive stock options, nonstatutory stock options, restricted stock bonuses, restricted stock purchase rights, stock appreciation rights, phantom stock units, restricted stock units, performance share bonuses and performance share units. Generally, all of the Company’s employees (including executive officers), members of the Board of Directors, and employees of its designated subsidiaries and affiliates are eligible to participate in the 2006 Plan.

Under the 2006 Plan, an award becomes exercisable at such times and in such installments as set by the Compensation Committee of the Board of Directors (generally, vesting occurs over three years in equal annual increments), but no award will be exercisable after the tenth anniversary of the date on which it is granted.

The Company records compensation costs for stock options and restricted stock units granted to employees based on the fair value at the grant dates as prescribed by SFAS No. 123(R) Share-Based Payment, which requires that compensation costs related to share-based payment transactions be recognized in the financial statements over the period that an employee provides service in exchange for the award. Compensation cost for new and modified awards is recorded over the related vesting period of such awards.

During the year ended September 30, 2006, the Company recorded share-based compensation expense associated with the 2006 Plan of approximately $2.1 million. Such expenses are likely to increase in future periods. These amounts are reflected in selling, general and administrative expenses and have been allocated to the reportable segments.

The effect of share-based compensation on the financial performance of the Company for the year ended September 30, 2006 was as follows (in millions, except per share data):

Decrease in income from operations before income taxes	$2.1
Decrease in net income	$1.3
Cash outflow from operating activities	$—
Cash inflow from financing activities	$—
Decrease in basic and diluted earnings per share	$.01

In addition to the share-based compensation expense associated with the 2006 Plan, certain of the Company’s employees have been granted Walter restricted stock units and stock options under Walter’s share-based compensation plans. The Company has expensed $0.8 million related to the share-based compensation costs allocated from Walter for the year ended September 30, 2006.

A summary of activity related to stock options under the 2006 Plan as of September 30, 2006 and changes during the year then ended is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	($ millions)
Outstanding at October 1, 2005	—	$—
Granted	112,694	16.11
Exercised	—	—
Cancelled	—	—
Outstanding at September 30, 2006	112,694	16.11	9.7	$—
Exercisable at September 30, 2006	—	$—	—	$—

The aggregate intrinsic value of options outstanding at September 30, 2006 was zero, as the quoted market value of the stock was less than the exercise price of the options outstanding at that date.

Weighted average assumptions used to determine the grant-date fair value of options granted during the year ended September 30, 2006 under the Black-Scholes method were:

Risk-free interest rate	4.97%
Dividend yield	0.44%
Expected life (years)	6.38
Expected volatility	32.28%
Expected annual forfeiture rate	5.00%

The risk-free interest rate is based on the U.S. Treasury zero-coupon yield in effect at the time of grant with a term equal to the expected life. The expected dividend yield is based on the Company’s estimated annual dividend payout at grant date. The expected term of the options represents the period of time the options are expected to be outstanding. Expected volatility was calculated using data from comparable companies because the Company has limited historical share price information of its own going back to its IPO on June 1, 2006. Since the Company’s 2006 Plan is at its inception, the Company does not have a sufficient history to estimate the expected pre-vesting forfeiture rate. Since the structure and terms of the plan are very similar to Walter’s plan, the Company has decided it would be reasonable to use a pre-vesting forfeiture rate similar to Walter’s current historical rate of approximately 5% as an initial estimate for the Company’s plan. This initial estimate will be re-evaluated as the Company accumulates actual experience with the passage of time.

Restricted stock unit grants fall into one of two vesting provisions; a 3-year cliff vesting provision or a provision with 7-year vesting with early vesting possible if certain stock price targets are met. As of September 30, 2006, the Company cannot conclude if or when these targets will be met, and as a result, compensation expense is amortized over the full 7-year vesting period.

A summary of activity related to restricted stock units under the 2006 Plan as of September 30, 2006 and changes during the year then ended is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	($ millions)
Outstanding at October 1, 2005	—	$—
Granted	1,165,116	16.02
Vested	—	—
Cancelled	—	—
Outstanding at September 30, 2006	1,165,116	16.02	2.78	$17.0

The weighted-average grant-date fair value of stock options and of restricted stock units granted during the year ended September 30, 2006 was $6.54 for stock options and $16.02 for restricted stock units. As of September 30, 2006, there was approximately $17.2 million of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2006 Plan; that cost will be recognized over the periods during which they vest.

Employee Stock Purchase Plan

The Mueller Water Products, Inc. 2006 Employee Stock Purchase Plan (the ESPP Plan) authorizes the sale of 4.0 million shares of the Company’s Series A common stock to employees. Employees may designate up to the lesser of $25,000 or 20% of their annual compensation for the purchase of stock. The price for shares purchased under the plan is the lower of 85% of market value on the first day or the last day of the quarterly purchase period. Generally, all of the employees (including executive officers) and employees of its designated subsidiaries and its affiliates are eligible to participate in the ESPP Plan.

In connection with employee elections made during the year ended September 30, 2006, the Company will issue 31,235 shares under this plan, with 3,968,765 shares reserved for future issuance. The Company records compensation expense equal to the sum of (1) 15% of the fair value of Series A common stock on the first day of the quarterly purchase period to recognize the 15% discount to the quoted market price and (2) the fair value of 85% of a Series A common stock call option and 15% of a Series A common stock put option to recognize the plan’s requirement to designate shares based on the lesser of the first day or the last day quoted market price of the quarterly purchase period. The Company recorded compensation expense of approximately $0.1 million for the year ended September 30, 2006.

The weighted-average grant-date fair value of each designated share purchased under this plan in fiscal 2006 under the Employee Stock Purchase Plan is $4.20. The fair value of each designated share purchased under the Employee Stock Purchase Plan is estimated on the date of grant using the Black-Scholes option-pricing model using the following assumptions:

Risk-free interest rate	5.20%
Dividend yield	0.43%
Expected life (months)	3
Expected volatility	60.33%
Expected forfeiture rate	0%

The risk-free interest rate is based on the U.S. Treasury zero-coupon yield in effect at the time of grant with a term equal to the expected life. The expected dividend yield is based on the Company’s estimated annual dividend payout at grant date. The expected term of the options represents the period of time the options are expected to be outstanding. The expected volatility is deemed to be equal to the historical volatility over a 3-month period ending on the date of grant.

Note 7.   Income Taxes

The components of pre-tax income (loss) are as follows (in millions):

	For the twelve months ended September 30, 2006	For the nine months ended September 30, 2005	For the twelve months ended December 31, 2004
U.S.	$6.8	$7.9	$(18.4)
Foreign	6.3	—	—
Total	$13.1	$7.9	$(18.4)

Income tax expense (benefit) applicable to the Company consists of the following (in millions):

	For the twelve months ended September 30, 2006			For the nine months ended September 30, 2005			For the twelve months ended December 31, 2004
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Federal	$26.1	$(21.2)	$4.9	$6.3	$(3.5)	$2.8	$(11.9)	$4.1	$(7.8)
State and local	4.5	(3.5)	1.0	—	—	—	—	4.9	4.9
Foreign	2.3	(0.2)	2.1	—	—	—	—	—	—
Total	$32.9	$(24.9)	$8.0	$6.3	$(3.5)	$2.8	$(11.9)	$9.0	$(2.9)

The income tax expense (benefit) at the Company’s effective tax rate differed from the federal statutory rate as follows:

	For the twelve months ended September 30, 2006	For the nine months ended September 30, 2005	For the twelve months ended December 31, 2004
Statutory tax rate	35.0%	35.0%	(35.0)%
Effect of:
State income tax, net of federal benefit	2.2	4.8	—
Foreign income tax	2.5	—	—
Change in valuation allowances	—	(4.8)	19.2
Non-deductible interest	20.3	—	—
U.S. manufacturing deduction	(7.8)	—	—
Change in state tax rates	3.8	—	—
Other non-deductible expenses	4.3	—	—
Other, net	0.8	1.2	—
Effective tax rate	61.1%	36.2%	(15.8)%

The change in valuation allowances consists of state income tax benefits for which the Company believes it is more likely than not that the deferred tax asset will not be realized. The U.S. manufacturing deduction resulted from the American Jobs Creation Act of 2004 which provides U.S. manufacturers a tax deduction for a certain percentage of the Company’s profits. The state valuation allowance was reversed at the time of the Acquisition because it became likely that the deferred tax asset would be realized due to future taxable income of the Company’s businesses.

Activity in the valuation allowance for deferred tax assets is summarized as follows (in millions):

	September 30, 2006	September 30, 2005	December 31, 2004
Balance at beginning of period	$9.0	$10.5	$8.7
Provision (reversal) applicable to state net deferred tax assets	—	(2.6)	(0.4)
Provision (reversal) applicable to other comprehensive loss	—	1.1	2.2
Reversal of valuation allowance	(9.0)	—	—
Balance at end of period	$—	$9.0	$10.5

Deferred tax assets (liabilities) related to the following (in millions):

	September 30, 2006	September 30, 2005
Deferred tax assets:
Allowance for losses on receivables	$2.1	$0.3
Inventories	20.1	0.1
Accrued expenses	49.9	12.1
Net operating loss	—	6.2
Postretirement benefits other than pensions	18.2	20.3
Pensions	16.8	21.3
	107.1	60.3
Valuation allowance	—	(9.0)
Deferred tax assets	107.1	51.3
Deferred tax liabilities:
Intangibles	(294.3)	—
Depreciation and amortization	(48.7)	(30.7)
Deferred tax liabilities	(343.0)	(30.7)
Net deferred tax (liabilities) assets	$(235.9)	$20.6

A valuation allowance has not been provided on deferred tax assets as of September 30, 2006 as the Company’s management believes it is more likely than not that the assets will be realized through future taxable income.

For federal income tax purposes, the Company files a consolidated income tax return with Walter and its subsidiaries. The income tax provision has been presented as if the Company filed on a stand alone basis, with the exception that the tax sharing agreement in place with Walter for years ending September 30, 2005 and December 31, 2004 provided that subsidiaries of Walter incurring losses received tax benefits for such losses during the year the loss was incurred. Since the losses incurred at the Company provided an immediate benefit through the tax sharing agreement, management determined that the benefit should be fully recognized on a stand alone basis. Had Walter’s agreement with its subsidiaries not provided for immediate benefit as of September 30, 2005, the Company would have been in a net operating loss carryforward position for federal income tax purposes. On a separate return basis, such losses totaled $2.4 million as of September 30, 2005. Furthermore, without Walter providing immediate benefit and without consideration of the Company’s acquisition of Predecessor Mueller on October 3, 2005, it is more likely than not that such federal operating losses would not be utilized. The information below provides the pro forma effect as if the Company determined a stand alone tax provision assuming the Company provided taxes without consideration of its parent company benefit for the nine months ended September 30, 2005 (in millions):

	As Reported			Pro Forma (unaudited)
	Current	Deferred	Total	Current	Deferred	Total
Federal	$6.4	$(3.5)	$2.9	$1.6	$—	$1.6
State and Local	—	—	—	—	—	—
	$6.4	$(3.5)	$2.9	$1.6	$—	$1.6

Additionally, on a pro forma basis, the above net deferred tax asset of $20.6 million at September 30, 2005 would be reduced to zero.

The Company has state net operating loss carryforwards of approximately $98.8 million expiring beginning 2009. The loss carryforwards are subject to limitations in certain jurisdictions under IRC Section 382.

The cumulative amount of undistributed earnings of foreign subsidiaries for which U.S. income taxes have not been provided was approximately $90.0 million at September 30, 2006. It is not currently practical to estimate the amount of unrecognized deferred U.S. income taxes that might be payable on the repatriation of these earnings.

Note 8.   Borrowing Arrangements

Long-Term Debt—At September 30, 2006, long-term debt consists of the following obligations (dollars in millions):

2005 Mueller Credit Agreement	$793.8
10% senior subordinated notes(1)	215.1
14 3/4% senior discount notes(2)	116.3
Capital lease obligations	2.1
1,127.3
Less current portion	(9.0)
$1,118.3

(1)          The 10% senior subordinated notes were recorded at fair value at October 3, 2005, resulting in an increase of $18.9 million over Predecessor Mueller’s carrying amount. The effective interest rate on such notes is 9.2%.

(2)          The 14 3/4% senior discount notes were recorded at fair value at October 3, 2005, resulting in an increase of $36.0 million over Predecessor Mueller’s carrying amount. The effective interest rate on such notes is 12.1%.

A schedule of debt maturities as of September 30, 2006 is as follows:

	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
	(dollars in millions)
2005 Mueller Credit Agreement	$8.0	$16.0	$16.0	$753.8	$793.8
10% senior subordinated notes	—	—	—	215.1	215.1
14 3/4% senior discount notes	—	—	—	116.3	116.3
Capital lease obligations	1.0	1.1	—	—	2.1
Total debt maturities	$9.0	$17.1	$16.0	$1,085.2	$1,127.3

2005 Mueller Credit Agreement—On October 3, 2005, Mueller Group, LLC (“Group”) entered into a credit agreement (the “2005 Mueller Credit Agreement”) consisting of a $145 million senior secured revolving credit facility maturing in October 2010 (the “2005 Mueller Revolving Credit Facility”) and a $1,050 million senior secured term loan maturing in October 2012 (the “2005 Mueller Term Loan”). The 2005 Mueller Credit Agreement is a secured obligation of Group and substantially all of its wholly-owned domestic subsidiaries. The 2005 Mueller Term Loan requires quarterly principal payments of $2.0 million through October 3, 2012, at which point in time the remaining principal outstanding is due. The commitment fee on the unused portion of the 2005 Mueller Revolving Credit Facility is 0.50% and the interest rate is a floating interest rate of 2.25% over LIBOR. As of September 30, 2006, Mueller Group had $31.9 million in letters of credit outstanding under the 2005 Mueller Credit Agreement, reducing availability for borrowing under the 2005 Mueller Revolving Credit Facility. The 2005 Mueller Term Loan carries a floating interest rate of 2.00% over LIBOR. As of September 30, 2006, the weighted average interest rate including interest rate swaps was 8.26% and the weighted average interest rate excluding interest rate swaps was 8.45%.

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

On June 1, 2006, the Company used $245.6 million of the $428.9 million in proceeds from the Company’s IPO for a partial redemption of the outstanding 2005 Mueller Term Loan. A $4.1 million portion of the deferred financing fees related to the 2005 Mueller Term Loan was written off to interest expense.

10% Senior Subordinated Notes—In 2004, Mueller Group, Inc. (now, Mueller Group, LLC) issued $315 million principal face amount of 10% senior subordinated notes due 2012. The senior subordinated notes are guaranteed by each of Group’s existing domestic restricted subsidiaries. The subordinated notes contain customary covenants and events of default, including covenants that limit Group’s ability to incur debt, pay dividends and make investments. The effective interest rate on these notes is 9.2%.

On July 3, 2006, the Company used $123.1 million of the $428.9 million in proceeds from its IPO for a partial redemption of $110.3 million of the senior subordinated notes, plus accrued interest of $1.8 million, resulting in a loss on redemption of $5.2 million.

14 3/4% Senior Discount Notes—In 2004, Predecessor Mueller issued 223,000 units, consisting of $223 million principal face amount of 14 3/4% senior discount notes due 2014 and warrants to purchase 24,487,383 shares of Predecessor Mueller’s common stock. In connection with the Acquisition, these warrants were cancelled and converted into the right to receive cash equal to the number of shares of common stock into which the warrants would have been exercisable multiplied by the per-share merger consideration (less the exercise price per warrant). The senior discount notes remain senior unsecured obligations of the Company and are effectively subordinated to all of its existing and future secured debt and to all indebtedness and other liabilities of the Company’s subsidiaries, including Group. The senior discount notes do not require cash interest payments until April 2009. The effective interest rate on these notes is 12.1%.

On July 3, 2006, the Company used $60.2 million of the $428.9 million in proceeds from its IPO for a partial redemption of $52.5 million of the senior discount notes, resulting in a gain on redemption of $0.8 million.

Capital Lease Obligations—The Company leases automobiles under capital lease arrangements that expire over the next four years.

Future minimum lease payments under capital leases that have initial or remaining non-cancelable terms in excess of one year are as follows:

(dollars in millions)
Fiscal 2007	$1.1
Fiscal 2008	0.8
Fiscal 2009	0.5
Fiscal 2010	0.1
Total minimum lease payments	2.5
Amount representing interest	(0.4)
Obligations under capital leases	2.1
Obligations due within one year	(1.0)
Long term obligations	$1.1

Interest Rate Swaps—These hedges are described in Note 9 and comply with covenants contained in the 2005 Mueller Credit Agreement.

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

Note 9.   Derivative Financial Instruments

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

Group also has two interest rate hedge agreements that existed as of October 3, 2005: a two-year 3.928% LIBOR swap that matures in May 2007 and a two-year 4.249% LIBOR swap that matures in April 2007. The changes in fair value of these two swaps were recorded as interest expense in the Consolidated Statements of Operations until achieving hedge effectiveness in October 2005 and November 2005, respectively, at which times such changes in fair value were recorded in accumulated other comprehensive income (loss).

The Company recorded an unrealized gain from its interest rate swap contracts, net of tax, of $1.0 million at September 30, 2006 in accumulated other comprehensive income (loss).

Forward Foreign Currency Exchange Contracts—The Company entered into forward exchange contracts primarily to hedge currency fluctuations from transactions (primarily an intercompany loan and anticipated inventory purchases) denominated in foreign currencies, thereby limiting the risk that would otherwise result from changes in foreign currency exchange rates. The majority of the Company’s exposure to currency fluctuations is in Canada. Gains and losses on the forward foreign currency exchange contracts are expected to be offset by losses / gains on identified underlying foreign currency exchange transactions. As of September 30, 2006, the Company had entered into forward foreign currency exchange contracts at a notional amount of $4.9 million to protect anticipated inventory purchases over the next four months by its Canadian operations. With these hedges, the Company purchases U.S. dollars and sells Canadian dollars at an average exchange rate of $0.896.

The Company has also entered into hedges protecting the Company from currency fluctuations from its Canadian-denominated intercompany loan. The hedges have a notional value of $33.0 million and mature over the next two years. With these hedges, the Company sells Canadian dollars for U.S. dollars at an exchange rate of $0.8681. Gains or losses on these hedges will be recorded in earnings. The loss on the hedges for the twelve months ended September 30, 2006 was $1.3 million.

On November 15, 2006, the Company entered into forward contracts in a notional amount of $30.9 million to protect anticipated inventory purchases over the next 11 months by its Canadian operations. With these hedges, the Company purchases U.S. dollars and sells Canadian dollars at an average exchange rate of $0.88.

Natural Gas Swap—On October 2, 2006, Group entered into a swap contract to hedge anticipated purchases of natural gas from November 2006 through September 2007 totaling 0.5 million mmbtu, or approximately 34% of expected natural gas consumption, at a price range of $6.30 to $7.91 per mmbtu. This swap contract effectively converts a portion of forecasted purchases at market prices to a fixed price basis. Any change in the fair value of this swap contract will be recorded in accumulated other comprehensive income (loss).

Note 10.   Interest Expense Arising from Related Party Payable to Walter

Interest expense associated with the outstanding debt payable to Walter was allocated to the Company up to the date of the Acquisition based upon the outstanding balance of the intercompany note. On October 3, 2005, the intercompany note to Walter of $443.6 million was forgiven and contributed to capital. Intercompany interest expense was $15.2 million and $18.9 million for the nine months ended September 30, 2004 and the twelve months ended December 31, 2004, respectively.

Note 11.   Retirement Plans

The Company has various pension and profit sharing plans covering substantially all employees (the “Plans”). Total pension expense for the twelve months ended September 30, 2006, the nine months ended September 30, 2005 and the twelve months ended December 31, 2004 was $17.3 million, $5.4 million and $8.4 million, respectively. The Company funds its retirement and employee benefit plans in accordance with the requirements of the plans and, where applicable, in amounts sufficient to satisfy the “Minimum Funding Standards” of the Employee Retirement Income Security Act of 1974 (ERISA). The plans provide benefits based on years of service and compensation or at stated amounts for each year of service.

The Company also provides certain postretirement benefits other than pensions, primarily healthcare, to eligible retirees. The Company’s postretirement benefit plans are not funded. New salaried employees have been ineligible to participate in postretirement healthcare benefits since May 2000. Effective January 1, 2003, the Company placed a monthly cap on Company contributions for postretirement healthcare coverage of $350 per salaried participant (pre-Medicare eligibility) and $150 per participant (post-Medicare eligibility).

For the twelve months ended September 30, 2006, the Company used a June 30 measurement date for its U.S. Pipe Pension Plans and postretirement benefit plans and a September 30 measurement date for its Predecessor Mueller Pension Plans. The Company’s policy prior to 2006 has been to use a measurement date that is three months prior to its fiscal year end. For the nine months ended September 30, 2005, the Company used a June 30 measurement date for all of its pension and postretirement benefit plans. For the twelve months ended December 31, 2004, the Company used a September 30 measurement date. In 2006, the Company acquired Predecessor Mueller and its affiliated defined benefit pension plans (the “Predecessor Mueller Pension Plans”). The Predecessor Mueller Pension Plans include plans in the United States and Canada. Historically, the policy of Predecessor Mueller has been to use the fiscal year end date as the measurement date. The Company has decided to maintain the measurement date policies for both its pre-existing U.S. Pipe Plans and the Predecessor Mueller Pension Plans for the current fiscal year.   Predecessor Mueller did not have any other postemployment benefit plans.

The amounts recognized for such plans are as follows (in millions):

	Pension Benefits		Other Benefits
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Accumulated benefit obligation	$332.3	$234.9	$22.3	$29.5
Change in projected benefit obligation:
Acquired balance of Predecessor Mueller Pension Plans	$123.4	$—	$—	$—
Projected benefit obligation at beginning of period	258.0	216.3	29.5	23.8
Service cost	7.6	3.8	0.7	0.4
Interest cost	20.3	9.4	1.4	1.0
Amendments	—	0.9	—	—
Actuarial loss (gain)	(38.4)	37.0	(5.2)	5.1
Benefits paid	(20.7)	(9.4)	(2.0)	(0.8)
Employee contributions	0.2	—	—	—
Currency translation adjustment	0.5	—	—	—
Special termination benefit	4.8	—	—	—
Curtailment (gain) / loss	(6.2)	—	(2.1)	—
Projected benefit obligation at end of period	$349.5	$258.0	$22.3	$29.5
Change in plan assets:
Acquired balance of Predecessor Mueller Pension Plans	$83.3	$—	$—	$—
Fair value of plan assets at beginning of period	173.7	164.2	—	—
Actual gain on plan assets	26.2	17.9	—	—
Employer contribution	26.5	1.0	2.0	0.8
Employee contributions	0.2	—	—	—
Currency translation adjustment	0.6	—	—	—
Benefits paid	(20.7)	(9.4)	(2.0)	(0.8)
Other	(0.2)	—	—	—
Fair value of plan assets at end of period	$289.6	$173.7	$—	$—
Funded (unfunded) status	$(59.9)	$(84.3)	$(22.3)	$(29.5)
Unrecognized net actuarial loss (gain)	38.1	92.9	(13.1)	(13.7)
Unrecognized prior service cost	2.6	3.1	(11.4)	(8.2)
Contribution after measurement date	6.1	4.5	0.5	0.3
Prepaid (accrued) benefit cost	$(13.1)	$16.2	$(46.3)	$(51.1)
Amounts recognized in the balance sheet:
Prepaid benefit cost	$10.2	$16.2	$—	$—
Accrued benefit cost	(56.5)	(72.9)	(46.3)	(51.1)
Intangible asset	2.6	3.1	—	—
Accumulated other comprehensive income, before tax effects	30.6	69.8	—	—
Net amount recognized	$(13.1)	$16.2	$(46.3)	$(51.1)

Information for pension plans with an accumulated benefit obligation in excess of plan assets are as follows (in millions):

	September 30, 2006	September 30, 2005
Projected benefit obligation	$339.7	$258.0
Accumulated benefit obligation	323.7	234.9
Fair value of plan assets	277.6	173.7

The amounts in each period reflected in other comprehensive income are as follows (in millions):

	Pension Benefits
	September 30, 2006	September 30, 2005
Increase (decrease) in additional minimum pension liability (before tax effects) included in other comprehensive income	$(39.3)	$23.4

A summary of key assumptions used is as follows:

	September 30, 2006
	Predecessor Mueller Pension Plans	U.S. Pipe Pension Plans	September 30, 2005	December 31, 2004
Weighted average assumptions used to determine benefit obligations:
Discount rate	5.69%	6.25%	5.00%	6.00%
Rate of compensation increase	3.50%	3.50%	3.50%	3.50%
Weighted average assumptions used to determine net periodic cost:
Discount rate	5.22%	5.00%	6.00%	6.35%
Expected return on plan assets	7.66%	8.90%	8.90%	8.90%
Rate of compensation increase	3.50%	3.50%	3.50%	3.50%

	Other Benefits
	September 30, 2006	September 30, 2005	December 31, 2004
Weighted average assumptions used to determine benefit obligations:
Discount rate	6.25%	5.00%	6.00%
Weighted average assumptions used to determine net periodic cost:
Discount rate	5.00%	6.00%	6.35%
Assumed healthcare cost trend rates:
Health care cost trend rate assumed for the next year—Pre 65	10.00%	10.00%	10.00%
Health care cost trend rate assumed for the next year—Post 65	12.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)—Pre 65	5.00%	5.00%	5.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)—Post 65	7.00%
Year that the rate reaches the ultimate trend rate	2014	2010	2009

The components of net periodic benefit cost (income) are as follows (in millions):

	Pension Benefits
	For the twelve months ended September 30, 2006	For the nine months ended September 30, 2005	For the twelve months ended December 31, 2004
Components of net periodic benefit cost:
Service cost	$8.1	$3.8	$4.6
Interest cost	20.3	9.4	12.7
Expected return on plan assets	(20.5)	(10.5)	(12.5)
Amortization of prior service cost	0.3	0.2	0.3
Amortization of net loss	3.9	2.5	3.3
Other	0.2	—	—
Net periodic benefit cost	$12.3	$5.4	$8.4
Curtailment settlement loss	0.2	—	—
Special termination benefits	4.8	—	—
Total net periodic benefit cost	$17.3	$5.4	$8.4

	Other Benefits
	For the twelve months ended September 30, 2006	For the nine months ended September 30, 2005	For the twelve months ended December 31, 2004
Components of net periodic benefit income (cost):
Service cost	$0.7	$0.4	$0.5
Interest cost	1.4	1.0	1.5
Amortization of prior service cost	(2.5)	(1.8)	(2.8)
Amortization of net gain	(0.9)	(0.7)	(0.8)
Curtailment / special termination benefit	(1.7)	—	0.3
Net periodic benefit income (cost)	$(3.0)	$(1.1)	$(1.3)

As previously noted, the assets of U.S. Pipe Pension Plans and Predecessor Mueller Pension Plans are maintained in separate master trusts and the assets and obligations are evaluated using different measurement dates. The discussion below addresses the assumptions used for each set of plans.

U.S. Pipe Pension Plans and Other Benefit Plans

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

The model uses a statistical program to determine the optimal mix of securities to offset benefit obligations. The model is populated with an array of Moody’s Aa-rated corporate fixed income securities that actively traded in the bond market on the measurement date. None of the securities used in the model had embedded call, put or convertible features, and none were structured with par paydowns or deferred income streams. All of the securities in the model are considered appropriate for the analysis as they are diversified by maturity date and issuer and offer predictable cash flow streams. For diversification purposes, the model was constrained to purchasing no more than 20 percent of any outstanding issuance. Carryforward interest is credited at a rate determined by adding the appropriate implied forward Treasury yield to the Aa-rated credit spread as of the measurement date.

The expected return on pension assets is based on the long-term actual average rate of return on the U.S. Pipe Pension Plans’ pension assets and projected returns using asset mix forecasts and historical return data.

The U.S. Pipe Pension Plans’ weighted-average asset allocations at the measurement date, by asset category, are as follows:

	June 30, 2006	June 30, 2005
Asset Category:
Equity securities	69.9%	68%
Debt securities	30.0	30
Other	0.1	2
Total	100.0%	100%

The plan assets of the pension plans are contributed to, held and invested by the Walter Industries, Inc. Subsidiaries Master Pension Trust (“Pension Trust”). The plan assets included in the Company’s determination of its pension benefit obligation is based on an allocation of the Pension Trust assets, whereby the projected benefit obligation of the Company is compared with the projected benefit obligation of Walter and its affiliates (including the Company) to determine the Company’s “Projected Benefit Obligation Ratio.” This ratio is applied to the total assets in the Pension Trust to determine the amount of assets allocated to the Company. The Pension Trust employs a total return investment approach whereby a mix of equity and fixed income investments are used to meet the long-term funding requirements of the Pension Trust. The asset mix strives to generate rates of return sufficient to fund plan liabilities and exceed the long-term rate of inflation, while maintaining an appropriate level of portfolio risk. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and corporate financial condition. The investment portfolio is diversified across domestic and foreign equity holdings, and by investment styles and market capitalizations. Fixed income holdings are diversified by issuer, security type, and principal and interest payment characteristics. Derivatives may be used to gain market exposure in an efficient and timely manner; however, derivatives may not be used to leverage the portfolio beyond the market value of the underlying investments. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews, annual benefits liability measurements, and periodic asset/liability studies.

As of June 30, 2006, the Pension Trust’s strategic asset allocation was as follows:

	Strategic Allocation	Tactical Range
Asset Class:
Total Equity	70%	65-70%
Large Capitalization Stocks	45%	40-50%
Mid Capitalization Stocks	10%	8-12%
Small Capitalization Stocks	0%	0%
International Stocks	15%	12-18%
Total Fixed Income	30%	25-35%
Total Cash	0%	0-2%

These ranges are targets and deviations may occur from time-to-time due to market fluctuations. Portfolio assets are typically rebalanced to the allocation targets at least annually.

The Pension Trust employs a building block approach in determining the long-term rate of return for plan assets. Historical market returns are studied and long-term risk/return relationships between equity and fixed income asset classes are analyzed. This analysis supports the fundamental investment principle that assets with greater risk generate higher returns over long periods of time. The historical impact of returns in one asset class on returns of another asset class is reviewed to evaluate portfolio diversification benefits. Current market factors including inflation rates and interest rate levels are considered before assumptions are developed. The long-term portfolio return is established via the building block approach by adding interest rate risk and equity risk premiums to the anticipated long-term rate of inflation. Proper consideration is given to the importance of portfolio diversification and periodic rebalancing. Peer data and historical return assumptions are reviewed to check for reasonableness.

Assumed healthcare cost trend rates, discount rates, expected return on plan assets and salary increases have a significant effect on the amounts reported for the pension and healthcare plans. A one-percentage-point change in the trend rate for these assumptions would have the following effects (in millions):

	1-Percentage Point Increase	1-Percentage Point Decrease
Health care cost trend:
Effect on total of service and interest cost components	$0.1	$(0.1)
Effect on postretirement benefit obligation	0.4	(0.3)
Discount rate:
Effect on postretirement service and interest cost components	—	—
Effect on postretirement benefit obligation	(1.8)	2.1
Effect on current year postretirement benefits expense	(0.2)	0.2
Effect on pension service and interest cost components	(0.2)	0.1
Effect on pension benefit obligation	(23.7)	28.8
Effect on current year pension expense	(1.4)	1.7
Expected return on plan assets:
Effect on current year pension expense	(1.8)	1.8
Rate of compensation increase:
Effect on pension service and interest cost components	0.6	(0.6)
Effect on pension benefit obligation	4.6	(4.1)
Effect on current year pension expense	1.0	(1.0)

The discount rate is based on published rates for high-quality fixed-income investments that produce cash flows that approximate the timing and amount of expected future benefit payments. To develop the expected long-term rate of return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target allocation of the pension portfolio, over a 20-year time horizon based on the facts and circumstances that exist as of the measurement date. The Company also reflected historical and expected future returns associated with its active management of certain asset classes in recognition of the potential to outperform the broader market.

Predecessor Mueller Pension Plans

Predecessor Mueller Pension Plans’ weighted-average asset allocations at September 30, 2006, by asset category, are as follows:

September 30, 2006
Equity Securities	55.7%
Debt Securities	23.6
Other, including cash	20.7
Total	100.0%

Following the Acquisition the plan assets of the Predecessor Mueller Pension Plans were transferred to Walter’s Pension Trust, thus the investment strategy and target asset allocations for these plans is the same as described for the U.S. Pipe Pension Plans above. It should be noted that $16.3 million in contributions to the plans on September 14, 2006, representing approximately 16% of total Predecessor Mueller Pension Plan assets had not yet been allocated among equity and debt securities as of September 30, 2006. Thus the actual assets allocated among these classes differed materially from the target asset allocation. This was a short-term deviation solely attributable to the timing of the contributions made.

Assumed discount rates, expected return on plan assets and salary increases have a significant effect on the amounts reported for the pension and healthcare plans. A one-percentage-point change in the trend rate for these assumptions would have the following effects (in millions):

	1-Percentage Point Increase	1-Percentage Point Decrease
Discount rate:
Effect on pension service and interest cost components	$—	$—
Effect on pension benefit obligation	(12.7)	16.2
Effect on current year pension expense	—	—
Expected return on plan assets:
Effect on current year pension expense	(0.8)	0.8
Rate of compensation increase:
Effect on pension service and interest cost components	—	—
Effect on pension benefit obligation	0.4	(0.4)
Effect on current year pension expense	—	—

The discount rate is based on published rates for high-quality fixed-income investments that produce cash flows that approximate the timing and amount of expected future benefit payments. To develop the expected long-term rate of return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target allocation of the pension portfolio, over a 20-year time horizon based on the facts and circumstances that exist as of the measurement date. The Company also reflected historical and expected future returns associated with its active management of certain asset classes in recognition of the potential to outperform the broader market.

All Plans

The Company’s minimum pension plan funding requirement for fiscal 2007 is $7.7 million, which the Company expects to fully fund. The Company also expects to contribute $2.0 million to its other post-employment benefit plan in fiscal 2007. The following estimated benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in millions):

	Pension Benefits	Other Postretirement Benefits Before Medicare Subsidy
2007	$21.9	$2.0
2008	22.3	1.8
2009	22.7	1.8
2010	23.0	1.9
2011	23.3	1.9
Years 2012-2016	123.5	9.8

Of the total pension plan obligations at September 30, 2006, 96% relate to United States plans, and 4% relate to non-United States plans of Predecessor Mueller.

Defined Contribution Retirement Plan—Certain United States employees of the Company and its subsidiaries participate in a defined contribution 401(k) matching plan. Pension expense for the defined contribution plan is computed as a percentage of participants’ compensation and was $5.8 million for the twelve months ended September 30, 2006. There was no pension expense for the defined contribution plan for the nine months ended September 30, 2005 and the twelve months ended December 31, 2004 as U.S. Pipe salaried employees are covered by a defined benefit pension plan and not a defined contribution plan.

Note 12.   Goodwill and Identifiable Intangibles

Goodwill and intangible assets that have an indefinite life are not amortized, but instead are tested for impairment annually (or more frequently if events or circumstances indicate possible impairments) using both a discounted cash flow method and a market comparable method. Finite-lived intangible assets are amortized over their respective estimated useful lives and reviewed for impairment if events or circumstances indicate possible impairment. The Company uses an estimate of future undiscounted net cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable.

Identifiable intangible assets consist of the following:

	September 30, 2006
	Cost	Accumulated Amortization
	(dollars in millions)
Finite-lived intangible assets
Technology	$62.9	$(6.7)
Customer relationships	397.6	(21.4)
	460.5	(28.1)
Indefinite-lived intangible assets
Trade name and trademarks	403.0	—
	$863.5	$(28.1)

Identifiable intangible assets, net, were $835.4 million at September 30, 2006, and result primarily from the Acquisition of Predecessor Mueller. In January 2006, there was an addition of $6.7 million of technology intangibles related to the acquisition of CCNE, L.L.C. The weighted-average amortization period for the finite-lived intangible assets acquired is 17.6 years.

Amortization expense on finite-lived intangible assets was $28.1 million for the twelve months ended September 30, 2006. Estimated amortization expense for the year ending September 30, 2007, 2008, 2009, 2010 and 2011 is $28.5 million, $28.4 million, $28.5 million, $28.2 million and $27.1 million, respectively.

Goodwill was $865.5 million at September 30, 2006, compared to $58.4 million at September 30, 2005. The following adjustments have been recorded during the twelve months ended September 30, 2006:

(dollars in millions)
Balance at September 30, 2005	$58.4
Allocation of the purchase price of Predecessor Mueller, as adjusted	801.7
Acquisition of Hunt Industries	6.8
Other	(1.4)
Balance at September 30, 2006	$865.5

For a discussion of the acquisition of Hunt Industries, Inc., see Note 3. Other goodwill adjustments of $(1.4) million represents a tax benefit on acquisition costs contributed from Walter to the Company.

Note 13.   Supplementary Balance Sheet Information

Selected supplementary balance sheet information is presented below:

	September 30,
	2006	2005
	(dollars in millions)
Inventories
Purchased materials and manufactured parts	$66.7	$30.6
Work in process	127.7	15.5
Finished goods	260.2	101.1
	$454.6	$147.2
Property, plant and equipment
Land	$28.4	$11.3
Buildings	83.4	33.8
Machinery and equipment	489.9	401.7
Other	46.4	16.2
	648.1	463.0
Accumulated depreciation	(311.1)	(313.8)
	$337.0	$149.2
Accrued expenses and other current liabilities
Vacations and holidays	$13.6	$4.5
Workers compensation	6.0	2.9
Accrued payroll and bonus	23.5	3.9
Accrued sales commissions	5.0	1.0
Accrued other taxes	7.7	2.1
Accrued warranty claims	2.7	4.7
Accrued environmental claims	2.5	4.0
Accrued income taxes payable (receivable)	(2.3)	5.5
Accrued cash discounts and rebates	22.1	4.8
Accrued interest	13.6	—
Accrued restructuring	5.3	—
Other	16.6	1.3
	$116.3	$34.7

Note 14.   Supplementary Income Statement Information

Selected supplementary income statement information is presented below.

	Twelve months ended September 30, 2006	Nine months ended September 30, 2005	Twelve months ended December 31, 2004
	(dollars in millions)
Included in selling, general and administrative:
Research and development	$5.7	$0.4	$1.5
Advertising	$4.4	$0.3	$0.5
Interest expense, net of interest income:
Contractual interest expense	$109.9	$0.3	$0.5
Deferred financing fee amortization	3.1	—	—
Early debt redemption penalty	12.7	—	—
Write off of deferred financing fees and fair value adjustments	(4.1)	—	—
Bridge loan fee	2.5	—	—
Interest rate swap gains	(0.4)	—	—
Interest expense	123.7	0.3	0.5
Interest income	(7.8)	—	—
Total interest expense, net of interest income	$115.9	$0.3	$0.5

Note 15.   Net Income (Loss) Per Share

A reconciliation of the basic and diluted net income (loss) per share computations for the twelve months ended September 30, 2006, the nine months ended September 30, 2005, and the twelve months ended December 31, 2004 are as follows (in millions, except per share data):

	2006 Basic and Diluted	2005 Basic and Diluted	2004 Basic and Diluted
Numerator:
Net income (loss)	$5.1	$5.1	$(15.5)
Denominator:
Average number of common shares outstanding	95.5	85.8	85.8
Effect of dilutive securities:
Stock options and restricted stock units(a)	—	—	—
	95.5	85.8	85.8
Net income (loss) per share	$0.05	$0.06	$(0.18)

(a)           Represents the number of shares of common stock issuable on the exercise of dilutive employee stock options and restricted stock units less the number of shares of common stock which could have been purchased with the proceeds from the exercise of such awards (less than 30,000 shares as of September 30, 2006).

Note 16.   Segment Information

Prior to the Acquisition on October 3, 2005, the Company had one segment: U.S. Pipe. As of September 30, 2006, the Company’s operations consisted of three operating segments: Mueller, U.S. Pipe and Anvil. These segments are organized based on products and are consistent with how the operating segments are managed, how resources are allocated, and how information is used by the chief operating decision maker. The Mueller segment is a manufacturer of valves, fire hydrants and other related products utilized in the distribution of water and gas and in water and wastewater treatment facilities. The U.S. Pipe segment is a manufacturer of ductile iron pressure pipe, fittings and other cast iron products used primarily for major water and wastewater transmission and collection systems. The Anvil segment is a manufacturer of cast iron and malleable iron pipe fittings, ductile iron couplings and fittings, pipe hangers and other related products for the fire protection, plumbing, heating, mechanical, construction, retail hardware and other related industries. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

Intersegment sales and transfers are made at established intersegment selling prices generally intended to cover costs. The determination of segment earnings does not reflect allocations of certain corporate expenses not directly attributable to segment operations and intersegment eliminations, which is designated as Corporate in the segment presentation, and is before interest expense, net of interest income, and income taxes. Corporate expenses include those costs incurred by Mueller’s corporate function and do not include any allocated costs from Walter. Costs allocated by Walter to the Company are included in the determination of U.S. Pipe’s operating income. Corporate costs include those costs related to financial and administrative matters, treasury, risk management, human resources, legal counsel, and tax functions. Corporate assets include cash, deferred tax assets and deferred financing fees. These assets have not been pushed down to the Company’s segments and are maintained as Corporate items. Therefore, segment earnings are not reflective of results on a stand-alone basis. See also Note 2 regarding Related Party Allocations from Walter which are recorded by U.S. Pipe and Corporate and are reflected in the Company’s consolidated selling, general and administrative expenses.

Segment assets consist primarily of accounts receivable, inventories, property, plant and equipment, goodwill, and identifiable intangibles. Summarized financial information for the Company’s segments follows:

	For the twelve months ended September 30, 2006	For the nine months ended September 30, 2005	For the twelve months ended December 31, 2004
	(dollars in millions)
Net sales, excluding intersegment sales:
Mueller	$804.1	$—	$—
U.S. Pipe	594.7	456.9	578.4
Anvil	534.6	—	—
Consolidated	$1,933.4	$456.9	$578.4
Intersegment sales:
Mueller	$17.1	$—	$—
U.S. Pipe	3.8	—	—
Anvil	0.6	—	—
Eliminated from consolidated net sales	$21.5	$—	$—
Income (loss) from operations:
Mueller	$144.7	$—	$—
U.S. Pipe	(17.0)	23.4	1.0
Anvil	31.8	—	—
Corporate expense	(30.1)	—	—
Consolidating eliminations	(0.4)	—	—
Consolidated	$129.0	$23.4	$1.0
Depreciation and amortization:
Mueller	$50.5	$—	$—
U.S. Pipe	22.7	19.4	26.5
Anvil	23.4	—	—
Corporate	0.3	—	—
Consolidated	$96.9	$19.4	$26.5
Facility rationalization, restructuring and related costs:
Mueller	$—	$—	$—
U.S. Pipe	28.6	—	0.1
Anvil	—	—	—
Consolidated	$28.6	$—	$0.1
Capital expenditures:
Mueller	$32.2	$—	$—
U.S. Pipe	22.8	16.5	20.4
Anvil	16.1	—	—
Corporate	—	—	—
Consolidated	$71.1	$16.5	$20.4

	September 30, 2006	September 30, 2005
	(dollars in millions)
Total assets:
Mueller	$1,919.9	$—
U.S. Pipe	406.8	495.4
Anvil	508.0	—
Corporate	155.2	—
Consolidated	$2,989.9	$495.4
Goodwill:
Mueller	$717.3	$—
U.S. Pipe	58.4	58.4
Anvil	89.8	—
Consolidated	$865.5	$58.4
Identifiable intangibles:
Mueller	$747.4	$—
U.S. Pipe	—	—
Anvil	88.0	—
Consolidated	$835.4	$—

Geographical area information with respect to net sales, as determined by the location of the customer invoiced, and property, plant and equipment—net, as determined by the physical location of the assets, were as follows:

	Twelve months ended September 30, 2006	Nine months ended September 30, 2005	Twelve months ended December 31, 2004
	(dollars in millions)
Net sales:
United States	$1,693.8	$448.2	$557.9
Canada	231.4	—	0.1
Other Countries	8.2	8.7	20.4
	$1,933.4	$456.9	$578.4

	September 30, 2006	September 30, 2005
Property, plant and equipment, net:
United States	$318.6	$149.2
Canada	16.4	—
Other Countries	2.0	—
	$337.0	$149.2

For the year ended September 30, 2006, sales to two distributors comprised approximately 30% of the Company’s total net sales. Accounts receivable includes $95.5 million from these two distributors as of September 30, 2006.

Note 17.   Commitments and Contingencies

Income Tax Litigation

A dispute exists with regard to federal income taxes for fiscal years 1980 through 1994 allegedly owed by the Walter consolidated group, which included the U.S. Pipe segment during these periods. It is estimated that the amount of tax presently claimed by the IRS is approximately $34.0 million for issues currently in dispute in bankruptcy court for matters unrelated to the Company. This amount is subject to interest and penalties. In addition, the Internal Revenue Service has issued a Notice of Proposed Deficiency assessing additional tax of $80.4 million for the fiscal years ended May 31, 2000, December 31, 2000, and December 31, 2001. Under tax law, the Company is jointly and severally liable for any final tax determination. However, Walter and its affiliates believe that their tax filing positions have substantial merit and intend to defend vigorously any claims asserted. Walter has an accrual that it believes to be sufficient to cover the estimated probable loss, including interest and penalties. There are no charges or accruals in the Company’s accounts related to these issues since these matters do not relate to the operations of the Company.

Environmental Matters

The Company is subject to a wide variety of laws and regulations concerning the protection of the environment, both with respect to the construction and operation of many of its plants and with respect to remediating environmental conditions that may exist at its own and other properties. The Company believes that it is in substantial compliance with federal, state and local environmental laws and regulations. The Company accrues for environmental expenses resulting from existing conditions that relate to past operations when the costs are probable and reasonably estimable. Expenses charged to the statement of operations for compliance of ongoing operations and for remediation of environmental conditions arising from past operations were approximately $2.3 million, $4.4 million and $9.5 million in the year ended September 30, 2006, the nine months ended September 30, 2005 and the year ended December 31, 2004, respectively. Because environmental laws and regulations continue to evolve and because conditions giving rise to obligations and liabilities under environmental laws are in some circumstances not readily identifiable, it is difficult to forecast the amount of such future environmental expenditures or the effects of changing standards on future business operations or results. Consequently, the Company can give no assurance that such expenditures will not be material in the future. The Company capitalizes environmental expenditures that increase the life or efficiency of property or that reduce or prevent environmental contamination. Capital expenditures for environmental requirements are anticipated to average approximately $7.0 million per year in the next five years. Capital expenditures for environmental requirements were approximately $4.7 million, $1.7 million and $2.7 million in the year ended September 30, 2006, the nine months ended September 30, 2005 and the year ended December 31, 2004, respectively.

The Company has implemented an Administrative Consent Order (ACO) for its Burlington, New Jersey plant that was required under the New Jersey Environmental Cleanup Responsibility Act (now known as the Industrial Site Recovery Act). The ACO required soil and ground water cleanup, and the Company has completed, and has received final approval on, the soil cleanup required by the ACO. U. S. Pipe is continuing to address ground water issues at this site. Further remediation could be required. These remediation costs are expected to be minimal. Long-term ground water monitoring will be required to verify natural attenuation. It is not known how long ground water monitoring will be required. Management does not believe monitoring or further cleanup costs, if any, will have a material adverse effect on the financial condition or results of operations of the Company.

The Federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) generally imposes liability, which may be joint and several and is without regard to fault or the legality of waste generation or disposal, on certain classes of persons, including owners and operators of sites at which hazardous substances are released into the environment (or pose a threat of such release), persons that disposed or arranged for the disposal of hazardous substances at such sites, and persons who owned or operated such sites at the time of such disposal. CERCLA authorizes the Environmental Protection Agency (EPA), the States and, in some circumstances, private entities to take actions in response to public health or environmental threats and to seek to recover the costs they incur from the same classes of persons. Certain governmental authorities can also seek recovery for damages to natural resources.

Currently, U.S. Pipe has been identified as a potentially responsible party (PRP) by the EPA under CERCLA with respect to cleanup of hazardous substances at a superfund site located in Anniston, Alabama, and U.S. Pipe is among many PRP’s at the site, a significant number of which are substantial companies.

The PRP’s have negotiated an ACO with the EPA. Based on these negotiations, management estimated the Company’s share of liability for cleanup, after allocation among several PRP’s, would be approximately $4.0 million, which was accrued in 2004. In the fourth quarter of 2006, U.S. Pipe and Phelps Dodge (a co-signer of the ACO) agreed that Phelps Dodge would assume U.S. Pipe’s obligations and liabilities relating to the ACO. As a result, the Company recognized a pre-tax benefit related to the settlement of this obligation, which was not material to the Company’s financial statements. Phelps Dodge had previously entered into similar agreements with all other signatories to the ACO.

Solutia, Inc and Pharmacia Corporation filed suit against U.S. Pipe and Walter Industries on January 5, 2003 for contribution and cost recovery by Solutia with respect to costs incurred and to be incurred by Solutia in performing remediation of polychlorinated biphenyls (PCBs) and heavy metals mandated by EPA in Anniston, Alabama with respect to the ACO described above. The ACO provides protection against contribution claims by third parties, such as Solutia. Management believes that the likelihood of liability in the contribution litigation is remote. The Magistrate has entered an Order staying discovery in this matter but has allowed Solutia to proceed with “on-site” sampling discovery.

The Company and U.S. Pipe subsidiary has been named in a purported civil class action case originally filed on April 8, 2005 in the Circuit Court of Calhoun County, Alabama, and removed to the U.S. District Court for the Northern District of Alabama under the Class Action Fairness Act. The putative plaintiffs in the case filed an amended complaint with the U.S. District Court on December 15, 2006. The case was filed against U.S. Pipe and other foundries in the Anniston, Alabama area alleging state law tort claims (negligence, failure to warn, wantonness, nuisance, trespass and outrage) arising from creation and disposal of “foundry sand” alleged to contain harmful levels of PCBs and other toxins, including arsenic, cadmium, chromium, lead and zinc. The plaintiffs are seeking damages for real and personal property damage and for other unspecified personal injury. Management believes this matter is still in early stages of litigation and no substantial discovery has taken place. In addition, management believes that both procedural and substantive defenses would likely be available should this class action be allowed to proceed. At present, management has no reasonable basis to form a view with respect to the probability of liability in this matter.

The Company and U.S. Pipe recently received a letter from attorneys representing a purported group of residents of the North Birmingham area of Jefferson County, Alabama alleging personal injury, property damage, nuisance, and trespass involving the release of toxic emissions into the North Birmingham environment causing injury. The Company is named in this potential litigation because of its ownership interests in U.S. Pipe. The allegations against U. S. Pipe result from the use of coal tar products and their emissions into the North Birmingham environment.

Although the Company now produces a small amount of no-lead brass products, most of the Company’s brass valve products contain approximately 5.0% lead. Environmental advocacy groups, relying on standards established by California’s Proposition 65, are seeking to eliminate or reduce the content of lead in water infrastructure products offered for sale in California. Some of the Company’s subsidiaries have entered into settlement agreements with these environmental advocacy groups to modify products or offer substitutes for sale in California. Legislation to substantially restrict lead content in water infrastructure products has been introduced in the United States Congress. Congress or state jurisdictions other than California may enact legislation similar to Proposition 65 to restrict the content of lead in water products, which could require the Company to incur additional capital expenses to modify production. We undertook a capital project to implement a no-lead brass production line that required the Company to incur approximately $8.0 million in incremental capital spending, of which $7.9 million was spent during the year ended September 30, 2006. Also, we began implementation of a project to consolidate our two existing brass foundries into one facility that required the Company to incur approximately $11.2 million in incremental spending, of which $5.8 million was spent during the year ended September 30, 2006. The foundry consolidation project is expected to be completed during 2007.

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

Over the next two years, the Company could potentially incur between $20.0 million and $24.0 million of capital costs at its iron foundries to comply with the United States Environmental Protection Agency’s National Emissions Standards for Hazardous Air Pollutants which were issued April 22, 2004.

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

Under the terms of the agreement whereby Tyco International Ltd. (“Tyco”) sold the Mueller and Anvil businesses in August 1999 to prior owners (the “August 1999 Tyco Transaction”), Tyco agreed to indemnify the Company’s predecessor-in-interest (“Predecessor Mueller”), and, by legal succession, the Company and its affiliates, for all “Excluded Liabilities”. Excluded Liabilities include, among other things, substantially all environmental liabilities relating to the time prior to the August 1999 Tyco Transaction. The indemnity survives indefinitely, is not subject to any deductibles or caps, and continues with respect to the Company’s current operations, other than those operations acquired since the August 1999 Tyco Transaction, including the operations of the U.S. Pipe segment. If Tyco ever becomes financially unable to, or otherwise fails to comply with the terms of the indemnity, the Company may be responsible for the Tyco-indemnified obligations. In addition, Tyco’s indemnity does not cover environmental liabilities to the extent caused by the Company or Predecessor Mueller or the operation of the Company’s business after the August 1999 Tyco Transaction, nor does it cover environmental liabilities arising with respect to businesses or sites acquired after the August 1999 Tyco Transaction.

Miscellaneous Litigation

In 2003, the Company increased its accruals for outstanding litigation by approximately $6.5 million, principally related to the settlement of a class action employment matter. The settlement was finalized in May 2004 for an amount approximating the accrual.

The Los Angeles Department of Water and Power, ex rel. Nora Armenta (“Armenta”) filed suit against our subsidiaries, James Jones Company and Mueller Co. (Superior Court, Los Angeles County, California; Case No. BC 173487) on June 27, 1997. In a related case, on September 15, 2004, the City of Banning and other California municipalities (collectively, “City of Banning”) filed suit against the Company’s subsidiaries, James Jones Company and Mueller Co. (Superior Court, Los Angeles County; Case No. BC 321513). The Armenta matter is a false claims lawsuit brought on behalf of cities, water districts and municipalities against Mueller Co., James Jones Company and others alleging that the defendants sold allegedly non-conforming public water system parts to various government entities. The lawsuit seeks consequential damages, penalties and punitive damages relating to the repair and replacement of the water systems to remove the allegedly non-conforming parts. While James Jones Company has always been a defendant in the Armenta action, in January 2004, Mueller Co. was dismissed as a defendant; however the dismissal was reversed by the California Court of Appeals in August 2006. On September 15, 2004, the Armenta trial court ruled against the intervention of approximately 30 municipalities that had failed to intervene within the time deadlines previously specified by the court. The trial court also ruled that the majority of municipalities that had purchased James Jones products from contractors or distributors were not in privity with the James Jones Company and were not entitled to punitive damages. Following the Armenta court’s ruling, on September 15, 2004, the water districts and municipalities filed the City of Banning action against the James Jones Company and Watts (former parent company of James Jones Company), alleging fraud and intentional misrepresentation. This lawsuit is based on the same underlying facts as the Armenta lawsuit. Any liability associated with these lawsuits is covered by the Tyco indemnity, and the defense is being paid for and conducted by Tyco, all in accordance with the indemnity obligation of Tyco described above in Environmental Matters.

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

Commitments and Contingencies—Other

As part of the acquisition on January 15, 2004 of the business of Star Pipe, Inc. (“Star”), Anvil has agreed to a future payment to be made to the seller Star to the extent that the gross profit of the acquired business exceeds a targeted gross profit. The maximum potential payment amount is $23 million. Management currently estimates the payment could total approximately $3 million to $6 million for the payment period that began February 1, 2004 and ends January 31, 2007. The payment amount indicated above is based on management’s best estimate, but the actual payment could be materially different. The liability for such payment will be recorded at the end of the payment period, in accordance with the purchase agreement, with a corresponding increase to goodwill.

In the opinion of management, accruals associated with contingencies incurred in the normal course of business are sufficient. Resolution of existing known contingencies is not expected to significantly affect the Company’s financial position and result of operations.

Operating Leases

The Company accounts for operating leases in accordance with SFAS 13, Accounting for Leases, which includes guidance for evaluating free rent periods, determining amortization periods of leasehold improvements and incentives related to leasehold improvements. The Company’s operating leases are primarily for equipment and office space.

Rent expense was $10.0 million, $0.2 million and $0.3 million for the twelve months ended September 30, 2006, the nine months ended September 30, 2005 and the twelve months ended December 31, 2004, respectively. Future minimum payments under non-cancelable operating leases as of September 30, 2006 are (in millions):

2007	$8.1
2008	6.4
2009	3.1
2010	2.8
2011	2.4
Thereafter	5.4

Note 18.   New Accounting Pronouncements

In July 2006, the FASB issued final Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes, which defines the minimum recognition threshold a tax provision must meet before being recognized in the financial statements. This interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. FIN No. 48 applies to all tax positions related to income taxes subject to SFAS No. 109 Accounting for Income Taxes. The Company has not yet determined what effect, if any, the adoption of this interpretation, which becomes effective October 1, 2007, will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB Statements No. 87, 88, 106, and 132(R), which requires companies to (a) recognize a net liability or asset to report the funded status of the Company’s defined benefit pension and other postretirement benefit plans on the balance sheet and (b) to measure plan assets and benefit obligations as of the date of the Company’s fiscal year-end statement of financial position. The Company has not yet determined what impact the adoption of this statement, which becomes effective September 30, 2007 for requirement (a) and September 30, 2009 for requirement (b), respectively, will have on its consolidated financial statements.

In September 2006, the FASB issued FASB Staff Position (FSP) No. AUG-AIR-1 Accounting for Planned Major Maintenance Activities. This FSP prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods and should be applied retrospectively for all financial statements presented. This FSP becomes effective for the Company October 1, 2007. The Company does not expect the adoption of this FSP to have a material effect on its consolidated financial statements.

Note 19.   Subsequent Events

On October 24, 2006, the Company announced the closure of the Mueller segment’s James Jones manufacturing facility in El Monte, California. James Jones will transfer the production of its brass products and hydrants to the Mueller segment’s Decatur, Illinois and Albertville, Alabama plants by June 2007. Approximately 155 employees will be affected by the closure.

On October 26, 2006, the Company declared its initial quarterly dividend of $0.0175 per common share, payable on November 20, 2006.

On December 14, 2006, after the close of trading, Walter distributed its approximately 85.8 million shares of Series B common stock of the Company to holders of Walter’s common stock on the record date of December 6, 2006. The Series B Common Shares represent approximately 75 % of the outstanding shares of the Company, and approximately 96% of the combined voting power of all of the Company’s common stock.

On December 15, 2006, in conjunction with the spin-off of the Company by Walter, the Company approved the grant of stock options and restricted stock units for the Company’s Series A common stock pursuant to the Company’s 2006 Stock Incentive Plan to replace the legacy share-based compensation instruments held by Walter employees that became Company employees upon the Walter spin-off of the Company. As a result, grants of approximately 464,000 non-qualified stock options with exercise prices ranging from approximately $2.00 to $21.00, and grants of approximately 414,000 restricted stock units, were approved by the Company.

Note 20.   Quarterly Consolidated Financial Information (Unaudited)

(in millions, except per share amounts)

	Quarter ended
Twelve months ended September 30, 2006	December 31	March 31	June 30	September 30
Net sales	$480.4	$434.9	$500.0	$518.1
Gross profit	$43.5	$94.6	$134.5	$135.1
Operating income (loss)	$(39.5)	$27.5	$69.4	$71.6
Net income (loss)	$(48.8)	$(1.8)	$38.8	$16.9
Basic and diluted income (loss) per share(1)	$(0.57)	$(0.02)	$0.41	$0.15

	Quarter ended
Nine months ended September 30, 2005	March 31	June 30	September 30
Net sales and revenues	$124.7	$162.0	$170.2
Gross profit	$10.6	$22.8	$21.3
Operating income (loss)	$3.7	$10.3	$9.4
Net income (loss)	$(1.2)	$3.6	$2.7
Basic and diluted income (loss) per share(1)	$(0.01)	$0.04	$0.03

(1)          The sum of quarterly EPS amounts may be different than annual amounts as a result of the impact of variations in shares outstanding due to the IPO and rounding differences.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 21, 2006

MUELLER WATER PRODUCTS, INC.
By:	/s/ JEFFERY W. SPRICK
Name: Jeffery W. Sprick
Title: Interim Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ GREGORY E. HYLAND	Chairman of the Board of Directors, President and	December 21, 2006
Gregory E. Hyland	Chief Executive Officer (principal executive officer)
/s/ JEFFERY W. SPRICK	Interim Chief Financial Officer and Chief Accounting	December 21, 2006
Jeffery W. Sprick	Officer (principal financial officer and principal
accounting officer)
/s/ DONALD N. BOYCE	Director	December 21, 2006
Donald N. Boyce
/s/ HOWARD L. CLARK	Director	December 21, 2006
Howard L. Clark
/s/ JERRY W. KOLB	Director	December 21, 2006
Jerry W. Kolb
/s/ JOSEPH B. LEONARD	Director	December 21, 2006
Joseph B. Leonard
/s/ MARK J. O’BRIEN	Director	December 21, 2006
Mark J. O’Brien
/s/ BERNARD G RETHORE	Director	December 21, 2006
Bernard G. Rethore
/s/ NEIL A. SPRINGER	Director	December 21, 2006
Neil A. Springer
/s/ MICHAEL T. TOKARZ	Director	December 21, 2006
Michael T. Tokarz