Form 10-Q
period 2006-12-31
Mueller Water Products, Inc.
filed 2007-02-09
CIK 1350593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006.

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-131536

MUELLER WATER PRODUCTS, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-3547095
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	identification No.)

1200 Abernathy Road
Atlanta, GA 30328

(Address of principal executive offices)

(770) 206-4200

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

The Registrant’s voting stock was privately held as of March 31, 2006. There were 114,626,155 shares of common stock of the Registrant outstanding as of February 9, 2007, composed of 28,781,235 shares of Series A common stock and 85,844,920 shares of Series B common stock.

PART I.                   FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

MUELLER WATER PRODUCTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31, 2006	September 30, 2006
	(dollars in millions)
Assets
Cash and cash equivalents	$71.5	$81.4
Receivables, net of allowance for doubtful accounts of $4.8 million at December 31, 2006 and September 30, 2006.	252.2	322.9
Inventories	491.5	454.6
Deferred income taxes	42.5	42.6
Prepaid expenses	35.8	33.7
Total current assets	893.5	935.2
Property, plant and equipment, net	338.8	337.0
Deferred financing fees	13.9	14.6
Identifiable intangible assets, net	828.3	835.4
Goodwill	865.1	865.5
Other long-term assets	2.4	2.2
Total assets	$2,942.0	$2,989.9
Liabilities
Current portion of long-term debt	$9.0	$9.0
Accounts payable	91.7	129.9
Accrued expenses and other current liabilities	92.6	116.3
Total current liabilities	193.3	255.2
Long-term debt	1,118.8	1,118.3
Accrued pension liability, net	45.2	43.7
Accumulated postretirement benefits obligation	45.5	46.3
Deferred income taxes	276.5	278.5
Other long-term liabilities	20.8	20.9
Total liabilities	1,700.1	1,762.9
Shareholders’ Equity
Common stock, $0.01 par value per share:
Class A—400,000,000 shares authorized. 28,781,235 and 28,750,000 shares issued at December 31, 2006 and September 30, 2006	0.3	0.3
Class B—200,000,000 shares authorized and 85,844,920 shares issued at December 31, 2006 and September 30, 2006	0.8	0.8
Capital in excess of par value	1,418.0	1,417.5
Accumulated deficit	(156.0)	(173.0)
Accumulated other comprehensive loss	(21.2)	(18.6)
Total shareholders’ equity	1,241.9	1,227.0
Total liabilities and shareholders’ equity	$2,942.0	$2,989.9

The accompanying notes are integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended December 31,
	2006	2005
	(dollars in millions)
Net sales	$411.9	$480.4
Cost of sales	304.2	436.9
Gross profit	107.7	43.5
Operating expenses:
Selling, general and administrative	57.1	57.1
Related party corporate charges	1.6	1.8
Facility rationalization, restructuring and related costs	—	24.1
Total operating expenses	58.7	83.0
Income (loss) from operations	49.0	(39.5)
Interest expense, net of interest income	20.4	32.2
Income (loss) before income taxes	28.6	(71.7)
Income tax expense (benefit)	11.6	(22.9)
Net income (loss)	$17.0	$(48.8)
Basic and diluted income (loss) per share	$0.15	$(0.57)

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED DECEMBER 31, 2006
(UNAUDITED)

	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Comprehensive Income (Loss)	Accumulated Other Comprehensive Loss	Total
	(dollars in millions)
Balance at September 30, 2006	$1.1	$1,417.5	$(173.0)	$—	$(18.6)	$1,227.0
Dividend paid, $0.0175 per share		(2.0)				(2.0)
Share-based compensation		2.5				2.5
Comprehensive income
Net income			17.0	17.0		17.0
Foreign currency translation adjustments				(2.6)	(2.6)	(2.6)
Comprehensive income				$14.4
Balance at December 31, 2006	$1.1	$1,418.0	$(156.0)		$(21.2)	$1,241.9

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended December 31,
	2006	2005
	(dollars in millions)
Operating Activities
Net income (loss)	$17.0	$(48.8)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	17.3	17.2
Amortization of intangibles	7.1	6.6
Amortization of deferred financing fees	0.7	1.2
Accretion on debt	2.7	3.3
Share-based compensation expense	2.5	—
Impairments of property, plant and equipment	—	19.2
Credit for deferred income taxes	(1.8)	(25.8)
Other, net	(1.5)	(0.8)
Changes in assets and liabilities, net of the effects of acquisitions:
Receivables	72.2	28.9
Inventories	(38.0)	91.2
Prepaid expenses	(2.2)	1.0
Other non-current assets	0.3	—
Pension and other long-term liabilities	—	(4.4)
Accounts payable	(28.6)	(0.8)
Accrued expenses and other current liabilities	(23.8)	(13.1)
Net cash provided by operating activities	23.9	74.9
Investing Activities
Additions to property, plant and equipment	(20.0)	(16.0)
Decrease in amounts due to Walter	—	(20.0)
Net cash used in investing activities	(20.0)	(36.0)
Financing Activities
(Decrease) increase in dollar value of bank checks outstanding	(10.0)	0.6
Proceeds from short-term borrowings	—	55.9
Retirement of short-term debt	—	(55.9)
Proceeds from long-term debt	—	1,050.0
Retirement of long-term debt	(2.2)	(615.3)
Payment of deferred financing fees	—	(21.6)
Dividend to shareholders	(2.0)	(444.5)
Dividend to Walter for acquisition costs	—	(12.0)
Walter contribution of Predecessor Mueller’s cash	—	76.3
Net cash (used in) provided by financing activities	(14.2)	33.5
Effect of exchange rate changes on cash	0.4	—
Net (decrease) increase in cash and cash equivalents	(9.9)	72.4
Cash and cash equivalents at beginning of period	81.4	—
Cash and cash equivalents at end of period	$71.5	$72.4

Schedule of non-cash investing and financing activities:

On October 3, 2005, the Company’s former parent, Walter Industries, Inc., purchased all the outstanding common stock of Predecessor Mueller.

(dollars in millions)
Contribution of Predecessor Mueller by Walter	$932.9
Less: Cash of Predecessor Mueller received	(76.3)
Total net assets received excluding cash	$856.6

Subsequent to the Acquisition, the Company’s former parent, Walter Industries, Inc., forgave an intercompany receivable with U.S. Pipe of $443.6 million.

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE THREE MONTHS ENDED DECEMBER 31, 2006 AND 2005
(UNAUDITED)

Note 1.   Organization

The registrant is Mueller Water Products, Inc., a Delaware corporation (“Mueller Water” or the “Company”). The Company is the surviving corporation of the merger on February 2, 2006 of Mueller Water Products, LLC (Commission File Number: 333-116590) and Mueller Water Products Co-Issuer, Inc. with and into Mueller Holding Company, Inc., a Delaware corporation. On June 1, 2006, Mueller Water completed its initial public offering of its Series A common stock (NYSE: MWA). On December 14, 2006, Walter Industries, Inc. (“Walter”), a diversified New York Stock Exchange traded company (NYSE:WLT), distributed all of the Company’s outstanding Series B common stock (NYSE: MWA.B) to its shareholders.

On October 3, 2005, through a series of transactions (the “Acquisition”), Walter, through a wholly-owned subsidiary, acquired all outstanding shares of capital stock of Mueller Water Products, Inc. (“Predecessor Mueller”), which immediately was converted into Mueller Water Products, LLC, a Delaware limited liability company, and contributed United States Pipe and Foundry Company, LLC, (“U.S. Pipe”), owned by Walter since 1969, to the acquired company. The results of operations of Predecessor Mueller are included in the Condensed Consolidated Statements of Operations beginning October 3, 2005.

The Company was originally organized as United States Pipe and Foundry Company, Inc. (“Inc.”) and was a wholly– owned subsidiary of Walter. On September 23, 2005, Inc. was dissolved and United States Pipe and Foundry Company, LLC was organized in the state of Alabama, and the operations of Inc. were conducted under the form of a limited liability company. The Company has three operating segments, which are named after its leading brands in each segment: Mueller Co., U.S. Pipe, and Anvil.

The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, which require management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses for the reporting periods. Actual results could differ from those estimates. All significant intercompany balances and transactions have been eliminated. In the opinion of management, all normal and recurring adjustments that are considered necessary for a fair financial statement presentation have been made. The condensed balance sheet data as of September 30, 2006 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Note 2.   Related Party Transactions

Related Party Transactions—The Company purchases foundry coke from Sloss Industries, Inc., which was an affiliate until December 14, 2006, for an amount that approximates the market value of comparable transactions. Costs included in cost of sales related to purchases from Sloss Industries, Inc. were $4.5 million and $5.4 million for the three months ended December 31, 2006 and 2005, respectively.

Other services that Sloss Industries, Inc. provides to the Company include the delivery of electrical power to one of the Company’s facilities, rail car switching and the leasing of a distribution facility. The total of these other services included in the Company’s operating expenses were $0.3 million and $0.4 million for the three months ended December 31, 2006 and 2005, respectively.

Related Party Allocations—Certain costs incurred by Walter such as insurance, executive salaries, professional service fees, human resources, transportation, healthcare and other centralized business functions were allocated to its subsidiaries. Certain costs that were considered directly related to the U.S. Pipe segment were charged to the Company and included in selling, general and administrative expenses. These costs were approximately $0.5 million for the three months ended December 31, 2006 and 2005. Costs incurred by Walter that cannot be directly attributed to its subsidiaries were allocated to them based on estimated annual revenues. Such costs were allocated to the Company and are recorded in the caption related party corporate charges in the accompanying Condensed Consolidated Statements of Operations and were approximately $1.6 million and $1.8 million for the three months ended December 31, 2006 and 2005, respectively. While the Company considers the allocation of such costs to be reasonable, the cost of performing such services on its own behalf may be higher or lower than historically allocated amounts.

Certain of the Company’s employees had been granted Walter restricted stock units and stock options under Walter’s share-based compensation plans. See Note 5 for additional information. The Company has expensed $0.5 million related to the share-based compensation costs allocated from Walter for the three months ended December 31, 2006, and had no such expenses for the three months ended December 31, 2005.

Note 3.   Acquisition of Predecessor Mueller by Walter

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

Walter’s acquisition of Predecessor Mueller has been accounted for as a business combination with U.S. Pipe considered the acquirer for accounting purposes. The total purchase price is comprised of (dollars in millions):

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

Note 4.   Facility Rationalization, Restructuring and Related Costs

On October 26, 2005, Walter announced plans to close U.S. Pipe’s Chattanooga, Tennessee plant and transfer the valve and hydrant production of that plant to Mueller Co.’s Chattanooga, Tennessee and Albertville, Alabama plants. The plant closed in 2006, resulting in the termination of approximately 340 employees. Exit costs totaled $49.9 million of which approximately $28.6 million was related to severance and fixed asset write-offs and qualified as restructuring and impairment charges. The remaining exit costs of $21.3 million were comprised of an inventory write-down totaling $11.4 million, a $9.0 million write-off of unabsorbed overhead costs, and $0.9 million of other related costs, which were recognized in cost of sales during the year ended September 30, 2006. During the quarter ended December 31, 2006, the Company paid $0.3 million of the above-mentioned severance.

On January 26, 2006, the Company announced the closure of the Henry Pratt valve manufacturing facility in Dixon, Illinois, which is included in the Company’s Mueller Co. segment. The eventual closure of the facility is expected to occur in fiscal year 2007, resulting in the termination of approximately 100 employees. Total estimated costs related to this closure are $3.7 million, including termination benefits of $1.0 million and property impairment charges of $1.7 million, which were recorded as adjustments to goodwill in the year ended September 30, 2006. These restructuring costs were recorded to goodwill as the overall plan to close the facility was identified prior to the Acquisition. The remaining estimated costs of $1.0 million are for the transfer and installation of equipment and temporary outsourcing of manufacturing and will be expensed when incurred. During the quarter ended December 31, 2006, the Company paid $0.4 million of the above-mentioned severance.

On November 18, 2006, the Company announced the relocation of pipe nipple and merchant coupling production in the Canvil manufacturing facility in Ontario, Canada to the Beck facility in Pennsylvania, both of which are included in the Company’s Anvil segment. The eventual closure of the lines is expected to occur in fiscal year 2007, resulting in the termination of approximately 60 employees. Termination benefits of $1.8 million were recorded as adjustments to goodwill in the year ended September 30, 2006. These restructuring costs were recorded to goodwill as the overall plan to close the facility was identified prior to the Acquisition. During the quarter ended December 31, 2006, the Company revised its severance estimate, and decreased the goodwill balance and accrued severance by $0.4 million.

Activity in accrued restructuring for the three months ended December 31, 2006 was as follows (dollars in millions):

Beginning balance	$5.3
Adjustment to accruals allocated to goodwill for plant closures identified prior to the Acquisition	(0.4)
Payments	(0.7)
Ending balance	$4.2

Note 5.   Share-Based Compensation Plans

Certain of the Company’s employees had been granted Walter restricted stock units and stock options under Walter’s share-based compensation plans. The Company has expensed $0.5 million related to the share-based compensation costs allocated from Walter for the three months ended December 31, 2006. In connection with Walter’s distribution of all of the Company’s Series B common stock to its shareholders on December 14, 2006, Walter cancelled these instruments and the Company replaced them with restricted stock units and options to acquire the Company’s Series A common shares. These equity awards were designed to provide intrinsic value and terms equal to the Walter cancelled instruments as follows:

	Number of instruments	Range of exercise prices	Weighted average exercise price	Total compensation
	(millions)			(dollars in millions)
Restricted stock units	0.4	—	$14.95	$2.2
Traditional stock options	0.5	$2.05 – 20.56	13.45	0.5
	0.9			$2.7

The Company also granted stock options and restricted stock units separately during the three months ended December 31, 2006 as follows:

	Number of instruments	Weighted average fair value per instrument	Total compensation
	(millions)		(dollars in millions)
Restricted stock units	0.4	$15.09	$6.7
Traditional stock options	0.3	5.90	1.7
Employee stock purchase plan options	—	3.75	0.1
	0.7		$8.5

As of December 31, 2006, there was approximately $26.5 million of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2006 Plan, including the Walter replacement instruments described above.

Note 6.   Borrowing Arrangements

Long-Term Debt—Long-term debt consists of the following obligations:

	December 31, 2006	September 30, 2006
	(dollars in millions)
2005 Mueller credit agreement	$791.8	$793.8
Senior subordinated notes	214.6	215.1
Senior discount notes	119.4	116.3
Capital lease obligations	2.0	2.1
	1,127.8	1,127.3
Less current portion	(9.0)	(9.0)
	$1,118.8	$1,118.3

2005 Mueller Credit Agreement:   On October 3, 2005, Group entered into a credit agreement (the “2005 Mueller Credit Agreement”) consisting of a $145 million senior secured revolving credit facility maturing in October 2010 (the “2005 Mueller Revolving Credit Facility”) and a $1,050 million senior secured term loan maturing in October 2012 (the “2005 Mueller Term Loan”). The commitment fee on the unused portion of the 2005 Mueller Revolving Credit Facility is 0.375% and the interest rate is a floating interest rate of 1.75% over LIBOR. The 2005 Mueller Term Loan carries a floating interest rate of 2.0% over LIBOR.

Senior Subordinated Notes:   In April 2004, Group issued $315.0 million principal face amount of senior subordinated notes due 2012. The notes were recorded at fair value in connection with the Acquisition, resulting in an effective interest rate of 9.2%.

Senior Discount Notes:   In April 2004, Predecessor Mueller issued $223.0 million principal face amount of senior discount notes due 2014. The notes were recorded at fair value in connection with the Acquisition, resulting in an effective interest rate of 12.1%.

Note 7.   Derivative Financial Instruments

Interest Rate Swaps—The Company uses interest rate swap contracts with a cumulative total notional amount of $425 million to hedge against cash-flow variability arising from changes in LIBOR rates in conjunction with its LIBOR-indexed variable rate borrowings. The Company recorded an unrealized gain from its swap contracts, net of tax, of $0.9 million at December 31, 2006 in accumulated other comprehensive income. These swaps have a fair value of $1.5 million at December 31, 2006, which is included in other long-term assets in the accompanying Condensed Consolidated Balance Sheet.

Forward Foreign Currency Exchange Contracts—The Company uses Canadian dollar forward exchange contracts with a cumulative notional amount of $29.4 million to hedge against cash-flow variability arising from changes in the Canadian dollar-U.S. dollar exchange rate in connection with anticipated transactions, primarily inventory purchases denominated in Canadian dollars. The Company recorded an unrealized gain of $0.4 million, net of tax, from its forward exchange contracts at December 31, 2006. These forwards have a fair value of $0.7 million at December 31, 2006, which is included in other long-term assets in the accompanying Condensed Consolidated Balance Sheet.

Natural Gas Swaps—The Company uses natural gas swap contracts with a cumulative total notional amount of approximately 600,000 mmbtu to hedge against cash-flow variability arising from changes in natural gas prices on the NYMEX exchange in conjunction with its anticipated purchases of natural gas. The Company recorded an unrealized loss from its swap contracts, net of tax, of $0.3 million at December 31, 2006 in accumulated other comprehensive income.  These swaps have a negative fair value of $0.6 million at December 31, 2006, which is included in other liabilities in the accompanying Condensed Consolidated Balance Sheet.

On January 8, 2007, the Company entered into additional natural gas swap contracts. These contracts fix the Company’s purchase price for natural gas at prices ranging from $6.67 to $7.10 per mmbtu for a total purchased volume approximately 300,000 mmbtu over the eight months ending September 30, 2007.

Note 8.   Pension and Other Post-employment Benefits

The components of net periodic benefit cost for pension and post-employment benefits for the three months ended December 31, 2006 and December 31, 2005 are as follows:

	Pension Benefits		Other Benefits
	Three months ended December 31,		Three months ended December 31,
	2006	2005	2006	2005
	(dollars in millions)
Components of net periodic benefit cost
Service cost	$1.6	$2.0	$0.1	$0.2
Interest cost	5.1	4.7	0.3	0.3
Expected return on plan assets	(5.9)	(4.9)	—	—
Amortization of prior service cost	0.1	0.1	(0.6)	(0.6)
Amortization of net loss (gain)	0.5	1.9	(0.4)	(0.2)
Curtailment settlement loss	—	—	—	—
Net periodic benefit cost	$1.4	$3.8	$(0.6)	$(0.3)

For the three months ended December 31, 2006, the Company had no contributions to its pension plans. The Company presently anticipates contributing approximately $7.7 million to fund its pension plans and $2.0 million to its other post-employment benefit plan in fiscal 2007, and may make further discretionary payments.

Note 9.   Supplementary Balance Sheet Information

Selected supplementary balance sheet information is presented below:

	December 31, 2006	September 30, 2006
	(dollars in millions)
Inventories
Purchased materials and manufactured parts	$69.6	$66.7
Work in process	134.5	127.7
Finished goods	287.4	260.2
	$491.5	$454.6

	December 31, 2006	September 30, 2006
	(dollars in millions)
Property, plant and equipment
Land	$28.6	$28.4
Buildings	84.2	83.4
Machinery and equipment	499.2	489.9
Other	51.2	46.4
	663.2	648.1
Accumulated depreciation	(324.4)	(311.1)
	$338.8	$337.0

	December 31, 2006	September 30, 2006
	(dollars in millions)
Accrued expenses and other liabilities
Vacations and holidays	$13.4	$13.6
Workers compensation	5.9	6.0
Accrued payroll and bonus	7.6	23.5
Accrued sales commissions	3.7	5.0
Accrued other taxes	5.2	7.7
Accrued warranty claims	2.9	2.7
Accrued environmental claims	—	2.5
Accrued cash discounts and rebates	26.5	22.1
Accrued interest	9.9	13.6
Accrued restructuring	4.2	5.3
Accrued medical	3.9	3.7
Other	9.4	10.6
	$92.6	$116.3

Note 10.   Supplementary Income Statement Information

The components of interest expense, net of interest income are presented below:

	Three months ended December 31,
	2006	2005
	(dollars in millions)
Interest expense, net of interest income
Contractual interest expense	$21.8	$29.2
Deferred financing fee amortization	0.7	1.2
Write-off of bridge loan commitment fees	—	2.5
Interest rate swap gains	(0.9)	(0.4)
Interest expense	21.6	32.5
Interest income	(1.2)	(0.3)
	$20.4	$32.2

The bridge loan commitment fees represent fees paid to lenders to make available to the Company a bridge loan facility to repurchase the Senior Discount Notes and Senior Subordinated Notes from the holders of such notes under the terms of the change of control provisions of the indentures. No notes were tendered under the offer and the bridge loan was not used. The related commitment fees were charged to interest expense during the three months ended December 31, 2005.

Note 11.   Income Taxes

The Company calculates its effective tax rate using Accounting Principles Board Opinion No. 28, which requires that an estimated annual effective tax rate be determined and applied to the pre-tax income. During the quarter ended December 31, 2006, the Company determined its annual effective tax rate to be 40.5% based on its latest earnings projection for 2007. The tax rate for the quarter ended December 31, 2005 was a benefit of 31.9%. The difference between the federal, state, and foreign statutory tax rates and the effective tax rate is primarily due to non-deductible interest and the domestic manufacturing deduction.

Note 12.   Segment Information

	Three months ended December 31,
	2006	2005
	(dollars in millions)
Net sales
Mueller Co.	$167.1	$180.4
U.S. Pipe	117.4	171.1
Anvil	133.6	132.8
Consolidated eliminations	(6.2)	(3.9)
Consolidated	$411.9	$480.4
Income (loss) from operations
Mueller Co.	$35.7	$(3.8)
U.S. Pipe	7.2	(27.8)
Anvil	13.0	(1.5)
Corporate expense(1)	(6.9)	(6.4)
Consolidated	$49.0	$(39.5)
Depreciation and amortization expense
Mueller Co.	$12.7	$12.0
U.S. Pipe	5.5	6.3
Anvil	5.9	5.4
Corporate	0.3	0.1
Consolidated	$24.4	$23.8
Capital expenditures
Mueller Co.	$6.7	$6.0
U.S. Pipe	7.8	7.4
Anvil	5.1	2.5
Corporate	0.4	0.1
Consolidated	$20.0	$16.0

(1)          Includes certain expenses not allocated to segments.

Note 13.   Commitments and Contingencies

Income Tax Litigation

A dispute exists with regard to federal income taxes for fiscal years 1980 through 1994 allegedly owed by the Walter consolidated group, which included the U.S. Pipe segment during these periods. It is estimated that the amount of tax presently claimed by the Internal Revenue Service is approximately $34.0 million for issues currently in dispute in bankruptcy court for matters unrelated to the Company. This amount is subject to interest and penalties. In addition, the IRS has issued a Notice of Proposed Deficiency assessing additional tax of $80.4 million for the fiscal years ended May 31, 2000, December 31, 2000, and December 31, 2001. As a matter of law, the Company is jointly and severally liable for any final tax determination. However, Walter management has indicated to the Company that they believe that Walter’s tax filing positions have substantial merit and that they intend to defend vigorously any claims asserted. Walter management has further indicated to the Company that Walter has an accrual that they believe to be sufficient to cover the estimated probable loss, including interest and penalties. The Company has concluded the risk of loss to the Company is not probable and accordingly, no liability has been recorded in the Company’s consolidated financial statements.

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

Solutia, Inc and Pharmacia Corporation filed suit against U.S. Pipe and Walter on January 5, 2003 for contribution and cost recovery by Solutia with respect to costs incurred and to be incurred by Solutia in performing remediation of polychlorinated biphenyls (PCBs) and heavy metals mandated by the Environmental Protection Agency in Anniston, Alabama under an administrative consent order negotiated with the EPA (an “ACO”). The ACO provides protection against contribution claims by third parties, such as Solutia. The Magistrate has entered an Order staying discovery in this matter but has allowed Solutia to proceed with “on-site” sampling discovery. Management believes that the likelihood of liability in the contribution litigation is remote.

The Company and its U.S. Pipe subsidiary have been named in a purported civil class action case originally filed on April 8, 2005 in the Circuit Court of Calhoun County, Alabama, and removed to the U.S. District Court for the Northern District of Alabama under the Class Action Fairness Act. The putative plaintiffs in the case filed an amended complaint with the U.S. District Court on December 15, 2006. The case was filed against U.S. Pipe and other foundries in the Anniston, Alabama area alleging state law tort claims (negligence, failure to warn, wantonness, nuisance, trespass and outrage) arising from creation and disposal of “foundry sand” alleged to contain harmful levels of PCBs and other toxins, including arsenic, cadmium, chromium, lead and zinc. The plaintiffs are seeking damages for real and personal property damage and for other unspecified personal injury. Management believes this matter is still in early stages of litigation and no substantial discovery has taken place. In addition, management believes that both procedural and substantive defenses would likely be available should this class action be allowed to proceed. At present, management has no reasonable basis to form a view with respect to the probability of liability in this matter.

Although the Company now produces a small amount of no-lead brass products, most of the Company’s brass valve products contain approximately 5.0% lead. Environmental advocacy groups, relying on standards established by California’s Proposition 65, are seeking to eliminate or reduce the content of lead in water infrastructure products offered for sale in California. Some of the Company’s subsidiaries have entered into settlement agreements with these environmental advocacy groups to modify products or offer substitutes for sale in California. Legislation to substantially restrict lead content in water infrastructure products has been introduced in the United States Congress. Congress or state jurisdictions other than California may enact legislation similar to Proposition 65 to restrict the content of lead in water products, which could require the Company to incur additional capital expenditures to modify production. The Company undertook a capital project to implement a no-lead brass production line that required the Company to incur approximately $8.0 million in incremental capital spending, of which $7.9 million was spent during the year ended September 30, 2006. Also, the Company began implementation of a project to consolidate its two existing brass foundries into one facility that required the Company to incur approximately $11.2 million in incremental spending, of which $5.8 million was spent during the year ended September 30, 2006. The foundry consolidation project is expected to be completed during 2007.

Commitments and Contingencies—Other

As part of the acquisition on January 15, 2004 of the business of Star Pipe, Inc. (“Star”), Anvil has agreed to a future payment to be made to the seller Star to the extent that the gross profit of the acquired business exceeds a targeted gross profit. The maximum potential payment amount is $23 million. Management currently estimates the payment could total approximately $3 million to $6 million for the payment period that began February 1, 2004 and ended January 31, 2007. The payment amount indicated above is based on management’s best estimate, but the actual payment could be materially different. The liability for such payment will be recorded at the end of the payment period, in accordance with the purchase agreement, with a corresponding increase to goodwill.

Note 14.   Subsequent Events

On January 4, 2007, the Company acquired the assets of Fast Fabricators, Inc., a ductile iron pipe fabricator headquartered in Bloomfield, Connecticut, for $24.5 million in cash, subject to adjustments based on working capital settlements and earn-out provisions.

On January 31, 2007, the Company declared a quarterly dividend of $0.0175 per share of the Company’s Series A and Series B common stock, payable on February 19, 2007 to shareholders of record at the close of business on February 9, 2007.

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto that appear in the Company’s Annual Report filed on Form 10-K and with the condensed consolidated financial statements that appear elsewhere in this quarterly report. This discussion contains forward-looking statements reflecting current expectations that involve risks and uncertainties. Actual results and the timing of events may differ significantly from those projected in such forward-looking statements due to a number of factors, including those set forth in the section entitled “Risk Factors” in the Company’s Annual Report filed on Form 10-K.

The registrant is Mueller Water Products, Inc., a Delaware corporation (“Mueller Water” or the “Company”). The Company is the surviving corporation of the merger on February 2, 2006 of Mueller Water Products, LLC (Commission File Number: 333-116590) and Mueller Water Products Co-Issuer, Inc. with and into Mueller Holding Company, Inc., a Delaware corporation. On June 1, 2006, Mueller Water completed its initial public offering of its Series A common stock (NYSE: MWA). On December 14, 2006, Walter Industries, Inc. (“Walter”), a diversified New York Stock Exchange traded company (NYSE:  WLT), distributed all of the Company’s outstanding Series B common stock (NYSE: MWA.B) to Walter’s shareholders.

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

Overview

The Company’s net income for the three months ended December 31, 2006 was $17.0 million, or $0.15 per diluted share, which compares to a net loss in the prior year period of $48.8 million, or a loss of $0.57 per diluted share. The principal factors impacting the current period results compared to the prior year period included:

•       On October 26, 2005 the Company announced that the U.S. Pipe Chattanooga plant would be closed during fiscal 2006 and that production of the U.S. Pipe valves and hydrants would be transferred to the Mueller Co. manufacturing facilities at Albertville, Alabama and Chattanooga, Tennessee. Related plant closure costs were $40.0 million of pre-tax charges in the fiscal 2006 period.

•       Revenues declined 14% in the current period, related primarily to a decline in the housing market, partially offset by higher pricing. According to U.S. Census Bureau data, housing starts per month have trended downward since January 2006. Housing starts for December 2006 declined 23% compared to the peak month of the prior year quarter.

•       The U.S. Pipe segment net sales for the first quarter of fiscal 2006 includes approximately $30 million of sales from ductile iron pipe that was substituted for PVC pipe as a result of Hurricane Katrina.

•       Net cash proceeds received from the initial public offering in June 2006 were used to pay down debt, thereby reducing interest expense in subsequent periods.

•       Cost of sales in the prior year period included $58.4 million relating to the effects of valuing the inventory of the Mueller Co. and Anvil segments acquired in the Acquisition at fair value.

Management has identified the following significant developments, trends and factors that may impact our future results:

•       In December 2006, the Company announced a 5% price increase in valves and hydrants and an 8% increase in brass service products that were effective in February 2007. In November 2006, the Company announced an increase in ductile iron pipe selling prices effective January 2007 of approximately 4%.

•       The dollar value of bookings for water infrastructure products decreased in the first quarter of fiscal 2007 over prior year, but the largest declines occurred in the early part of the quarter. January 2007 bookings increased over the comparable prior year period. This trend may reflect that distributors have worked through an inventory build-up that resulted from price increases the Company announced in the May/June 2006 timeframe and exacerbated by the continued decline in housing starts.

•       Management believes the Company will benefit from projected spending increases in the repair and replacement market as the construction season begins. The American Water Works Association forecasts that project repair and replacement spending will grow 11% in 2007. The Company’s U.S. Pipe public works quotation activity increased 10% during the first quarter of fiscal 2007.

•       Subsequent to the spinoff of the Company from Walter, the Company will no longer be subject to corporate expense allocations from Walter. Such charges totaled $1.6 million for the quarter ended December 31, 2006. However, the Company’s corporate segment expenses are expected to increase as the Company provides certain services previously provided by Walter. The corporate segment is expected to incur increased expenses in the future, primarily employee-related costs, as staffing levels are increased to replace the functionality previously provided by Walter.

•       The Company’s synergy plan has an annual operating income improvement run rate of $41 million as of December 31, 2006 and is expected to be at the high end of a $40 million to $50 million annual range by early 2008. Significant volume or price declines may impede the Company’s ability to maintain or exceed its current synergy run rates.

•       The Company has historically implemented price increases to alleviate rising raw material costs, and in certain market conditions, these increases may not be sustained.

•       During fiscal 2006, brass ingot costs rose from $1.60 per pound to over $3.00 per pound. Brass ingot costs decreased from that high level during the current quarter.

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

Results of Operations

Three Months Ended December 31, 2006 as Compared to the Three Months Ended December 31, 2005

	Three months ended December 31,
	2006		2005		FY07 Q1 vs. FY06 Q1
		Percentage of net sales(1)		Percentage of net sales(1)	Increase/ (decrease)	Percentage increase/ (decrease)
	(dollars in millions)
Net sales
Mueller Co.	$162.1	39.3%	$176.7	36.8%	$(14.6)	(8.3)%
U.S. Pipe	116.4	28.3	171.1	35.6	(54.7)	(32.0)
Anvil	133.4	32.4	132.6	27.6	0.8	0.6
Consolidated	$411.9	100.0	$480.4	100.0	$(68.5)	(14.3)
Gross profit
Mueller Co.	$55.1	34.0	$15.5	8.8	$39.6	255.5
U.S. Pipe	16.8	14.4	9.1	5.3	7.7	84.6
Anvil	35.8	26.8	18.9	14.3	16.9	89.4
Consolidated	$107.7	26.1	$43.5	9.1	$64.2	147.6
Selling, general and administrative
Mueller Co.	$19.4	12.0	$19.3	10.9	$0.1	0.5
U.S. Pipe	8.0	6.9	11.0	6.4	(3.0)	(27.3)
Anvil	22.8	17.1	20.4	15.4	2.4	11.8
Corporate	6.9	1.7	6.4	1.3	0.5	7.8
Consolidated	$57.1	13.9	$57.1	11.9	$0.0	—
Related party corporate charges
U.S. Pipe	$1.6	1.4	$1.8	1.1	$(0.2)	(11.1)
Consolidated	$1.6	0.4	$1.8	0.4	$(0.2)	(11.1)
Facility rationalization, restructuring and related costs
U.S. Pipe	$—	—	$24.1	14.1	$(24.1)	(100.0)
Consolidated	$—	—	$24.1	5.0	$(24.1)	(100.0)
Income (loss) from operations
Mueller Co.	$35.7	22.0	$(3.8)	(2.2)	$39.5	1,039.5
U.S. Pipe	7.2	6.2	(27.8)	(16.2)	35.0	125.9
Anvil	13.0	9.7	(1.5)	(1.1)	14.5	966.7
Corporate	(6.9)	(1.7)	(6.4)	(1.3)	(0.5)	(7.8)
Consolidated	49.0	11.9	(39.5)	(8.2)	88.5	224.1
Interest expense, net of interest income	20.4	5.0	32.2	6.7	(11.8)	(36.6)
Income (loss) before income taxes	28.6	6.9	(71.7)	(14.9)	100.3	139.9
Income tax expense (benefit)	11.6	2.8	(22.9)	(4.8)	34.5	150.7
Net income (loss)	$17.0	4.1	$(48.8)	(10.2)	$65.8	134.8

(1)          Percentages are by segment, if applicable.

Consolidated Analysis

Net Sales.   Consolidated net sales for the three months ended December 31, 2006 were $411.9 million, a decrease of $68.5 million, or 14.3%, from $480.4 million in the prior year period. This decrease was primarily due to a decline in the housing market, partially offset by higher pricing. In addition, sales in the prior year quarter includes approximately $30 million of ductile iron pipe sales associated with Hurricane Katrina.

Gross Profit.   Consolidated gross profit for the three months ended December 31, 2006 was $107.7 million, an increase of $64.2 million,  compared to $43.5 million in the prior year period. Gross margin increased to 26.1% in the current period compared to 9.1% in the prior year period. Cost of sales for the three months ended December 31, 2005 includes $58.4 million of purchase accounting adjustments related to valuing inventory acquired in the Acquisition at fair value. Excluding the impact of this adjustment, gross margin would have been 21.2%. The improvement in gross profit is primarily due to plant cost reductions and efficiencies achieved by our synergy plan.

Selling, General & Administrative.   Consolidated expenses for the three months ended December 31, 2006 and 2005 were $57.1 million. Expenses as a percentage of net sales increased to 13.9% in the current period compared to 11.9% in the prior year period. This percentage increase is due to lower sales in the current period.

Related Party Corporate Charges.   Certain costs incurred by Walter such as insurance, executive salaries, professional service fees, human resources, transportation, and other centralized business functions are allocated to its subsidiaries. Costs incurred by Walter that cannot be directly attributed to its subsidiaries are allocated to them based on estimated annual revenues. These charges are recorded in the U.S. Pipe segment.

Facility Rationalization, Restructuring and Related Costs.   The Company expensed $24.1 million of restructuring costs for the three months ended December 31, 2005 related to the closure of the U.S. Pipe Chattanooga, Tennessee valve and hydrant plant.

Interest Expense, Net of Interest Income.   Interest expense, net of interest income for the current period was $20.4 million, compared to $32.2 million in the prior year period. Net cash proceeds received from the initial public offering in June 2006 were used to pay down debt, resulting in lower interest expense in the current period. The prior year period includes $2.5 million of expenses from bridge loan commitment fees incurred as a result of the Acquisition.

Income Tax Expense (Benefit).   Income tax expense for the current period was $11.6 million as compared to a benefit of $22.9 million in the prior year period. The effective tax rate for the first fiscal quarter of 2007 was 40.5%. The effective tax rate for the first fiscal quarter 2006 was a benefit of 31.9%.

Segment Analysis

Mueller Co.

Mueller Co. segment net sales for the three months ended December 31, 2006 were $162.1 million, a decrease of $14.6 million, or 8.3% from $176.7 million in the prior period. This decline is primarily due to lower volumes, partially offset by approximately $11 million of net price increases implemented during fiscal year 2006. Valve and hydrant shipments for the three months ended December 31, 2006 were 15% lower than in the prior year period as a result of the slow housing market. Additionally, the segment had a stronger product mix in the prior year period, driven primarily by a municipal water district project. The current period also includes the revenue from the transfer of the U.S. Pipe hydrant and valve product lines.

Mueller Co. segment gross profit for the three months ended December 31, 2006 was $55.1 million, an increase of $39.6 million compared to $15.5 million in the prior year period. Gross margin increased to

34.0% in the current period compared to 8.8% in the prior year period. Included in cost of sales for the three months ended December 31, 2005 was $46.2 million of purchase accounting adjustments related to valuing inventory acquired in the Acquisition at fair value. Excluding the impact of these adjustments, gross margins would have been 34.9%.

Mueller Co. segment operating income for the three months ended December 31, 2006 was $35.7 million, an increase of $39.5 million compared to an operating loss of $3.8 million in the prior year period. Excluding $46.2 million of purchase accounting adjustments discussed above, operating income declined primarily due to lower valve and hydrant volumes.

U.S. Pipe

U.S. Pipe segment net sales for the three months ended December 31, 2006 were $116.4 million, a decrease of $54.7 million, or 32.0% from $171.1 million in the prior year period. The prior period includes approximately $30 million of sales from ductile iron pipe that was substituted for PVC pipe as a result of Hurricane Katrina. The prior period also includes approximately $14 million of sales from valves and hydrants manufactured at the U.S. Pipe Chattanooga plant that were transferred to the Mueller Co. segment on January 1, 2006. U.S. Pipe also experienced a decline in volume of approximately $20 million attributed primarily to declines in housing starts during the current period. These declines in volume were partially offset by the effect of sales price increases of approximately $11 million and an improved product mix.

U.S. Pipe segment gross profit for the three months ended December 31, 2006 was $16.8 million, an increase of $7.7 million, or 84.6%, compared to $9.1 million in the prior year period. Gross margin increased to 14.4% in the current period compared to 5.3% in the prior year period. The prior year period includes inventory write-offs of $10.7 million in connection with the U.S. Pipe Chattanooga plant closure. In addition, because of the plant closure process, prior period actual production capacity at the U.S. Pipe Chattanooga facility was significantly lower than normal capacity, resulting in facility expenses of $5.2 million charged directly to cost of sales. Excluding these prior year charges for closing the U.S. Pipe Chattanooga plant, gross margins were comparable in each period.

U.S. Pipe segment operating income for the three months ended December 31, 2006 was $7.2 million, an increase of $35.0 million from an operating loss of $27.8 million in the prior year period. The prior year period includes $24.1 million of Chattanooga restructuring costs and $15.9 million of other closure costs described above.

Anvil

Anvil segment net sales for the three months ended December 31, 2006 were $33.4 million an increase of $0.8 million, or 0.6% from $132.6 million in the prior year period. The effects of Anvil’s price increases in the prior year were partially offset by declines in volume.

Anvil segment gross profit for the three months ended December 31, 2006 was $35.8 million, an increase of $16.9 million, or 89.4%, compared to $18.9 million in the prior period. Gross margin increased to 26.8% in the current period compared to 14.3% in the prior year period. Excluding $12.2 million of prior year purchase accounting adjustments related to valuing inventory acquired in the Acquisition at fair value, gross margin in the prior year would have been 23.5%. Gross margin improvement in the current period is primarily due to improved pricing.

Anvil segment operating income for the three months ended December 31, 2006 was $13.0 million, an increase of $14.5 million from an operating loss of $1.5 million in the prior year period. This increase is primarily related to the $12.2 million of prior year purchase accounting adjustments discussed above and

$1.2 million from dumping duties received from the federal government and included in selling, general, and administrative expenses in the current quarter.

Financial Condition

Cash and cash equivalents decreased from $81.4 million at September 30, 2006 to $71.5 million at December 31, 2006, reflecting $20.0 million in cash flows used in investing activities, and $14.2 million in cash flows used in financing activities, offset by $23.9 million in cash flows provided by operations and $0.4 million in cash flows provided by the effect of exchange rate changes on cash.

Accounts receivable were $252.2 million at December 31, 2006, a decrease of $70.7 million from September 30, 2006. The decrease in accounts receivable is due to both the seasonality of the business and lower volumes in the first quarter of fiscal 2007 resulting from the decline in the housing market.

Accounts payable were $91.7 million at December 31, 2006, a decrease of $38.2 million from September 30, 2006. The decrease in accounts payable reflects the seasonality of the business.

Accrued expenses were $92.6 million at December 31, 2006, a decrease of $23.7 million compared to September 30, 2006. The decrease in accrued liabilities is primarily due to payments of employee related liabilities and interest and to a reduction of an environmental claims liability.

Statement of Cash Flows

Historically, our financing requirements have been funded primarily through cash generated by operating activities and borrowings under our revolving credit facility. From time to time, Predecessor Mueller also raised additional funds through term debt offerings.

Operating activities.   Net cash provided by operations was $23.9 million for the first three months of fiscal 2007, compared to net cash provided of $74.9 million for the first three months of fiscal 2006.

Investing activities.   In the first three months of fiscal 2007 we had net cash used in investing activities of $20.0 million compared to net cash used in the first three months of fiscal 2006 of $36.0 million.

Financing activities.   Net cash used by financing activities was $14.2 million for the first three months of fiscal 2007, compared to net cash provided in the first three months of fiscal 2006 of $33.5 million.

Liquidity and Capital Resources

The 2005 Mueller Credit Agreement contains restrictions on our ability to make capital expenditures. Based on current estimates, management believes that the amount of capital expenditures permitted to be made under the senior credit facility will be adequate to maintain the properties and business of our continuing operations.

The Company’s long-term debt instruments include certain debt covenants, including maintenance of defined financial ratios. The Company is in compliance with all applicable debt covenants as of December 31, 2006 and anticipates maintaining such compliance.

Letters of Credit and Surety Bonds

We utilize letters of credit and surety bonds in the ordinary course of business to ensure our performance of contractual obligations. As of December 31, 2006, we had $33.2 million of letters of credit and $14.8 million of surety bonds outstanding. These items are not recorded on the Condensed  Consolidated Balance Sheet. Outstanding letters of credit reduce the amount available for borrowing under the 2005 Mueller Revolving Credit Facility.

ITEM 3.                QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Swaps—The Company uses interest rate swap contracts with a cumulative total notional amount of $425 million to hedge against cash-flow variability arising from changes in LIBOR rates in conjunction with its LIBOR-indexed variable rate borrowings. The Company recorded an unrealized gain from its swap contracts, net of tax, of $0.9 million at December 31, 2006 in accumulated other comprehensive income. These swaps have a fair value of $1.5 million at December 31, 2006, which is included in other long-term assets in the accompanying Condensed Consolidated Balance Sheet.

Forward Foreign Currency Exchange Contracts—The Company uses Canadian dollar forward exchange contracts with a cumulative notional amount of $29.4 million to hedge against cash-flow variability arising from changes in the Canadian dollar-U.S. dollar exchange rate in connection with anticipated transactions, primarily inventory purchases denominated in Canadian dollars. These forwards have a fair value of $0.7 million at December 31, 2006, which is included in other long-term assets in the accompanying Condensed Consolidated Balance Sheet.

Natural Gas Swaps—The Company uses natural gas swap contracts with a cumulative total notional amount of approximately 600,000 mmbtu to hedge against cash-flow variability arising from changes in natural gas prices on the NYMEX exchange in conjunction with its anticipated purchases of natural gas. The Company recorded an unrealized loss from its swap contracts, net of tax, of $0.3 million at December 31, 2006 in accumulated other comprehensive income. These swaps have a negative fair value of $0.6 million at December 31, 2006, which is included in other liabilities in the accompanying Condensed Consolidated Balance Sheet.

On January 8, 2007, the Company entered into additional natural gas swap contracts. These contracts fix the Company’s purchase price for natural gas at prices ranging from $6.67 to $7.10 per mmbtu for a total purchased volume of approximately 300,000  mmbtu over the eight months ending September 30, 2007.

ITEM 4.                CONTROLS AND PROCEDURES

There have been no significant changes in our internal procedures that significantly affected, or are reasonably likely to affect, our disclosure controls during the three months ended December 31, 2006.

PART II.   OTHER INFORMATION

ITEM 1.                Legal Proceedings

Refer to the information provided in Note 13 to the Notes to Condensed Consolidated Financial Statements presented in Item 1 of Part I of this quarterly report.

ITEM 6.                Exhibits

(a) Exhibits

Exhibit No.	Document
10.10*

Executive Employment Agreement dated September 9, 2005 between Walter Industries, Inc. and Gregory E. Hyland. Incorporated by reference to Exhibit 10.22 to Walter Industries, Inc. Form 8-K (File no. 001-13711) filed on September 12, 2005.

10.10.1*

Amendment, dated as of March 2, 2006, to Executive Employment Agreement dated September 9, 2005 between Walter Industries, Inc. and Gregory E. Hyland. Incorporated by reference to Exhibit 10.1 to Mueller Water Products, Inc. Form 8-K (File no. 333-131521) filed on March 3, 2006.

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

MUELLER WATER PRODUCTS, INC.
Date: February 9, 2007	By:	/s/ GREGORY E. HYLAND
Gregory E. Hyland
President and Chief Executive Officer
Date: February 9, 2007	By:	/s/ JEFFERY W. SPRICK
Jeffery W. Sprick
Chief Financial Officer and Chief Accounting Officer