Form 10-Q
period 2007-06-30
Mueller Water Products, Inc.
filed 2007-08-09
CIK 1350593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007.

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-32892

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

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

There were 114,829,497 shares of common stock of the Registrant outstanding as of July 31, 2007, comprised of 28,984,577 shares of Series A common stock and 85,844,920 shares of Series B common stock.

PART I.   FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

MUELLER WATER PRODUCTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2007	September 30, 2006
	(dollars in millions)
Assets
Cash and cash equivalents	$57.0	$81.4
Receivables, net of allowance for doubtful accounts of $5.1 million and $4.8 million at June 30, 2007 and September 30, 2006, respectively	305.6	322.9
Inventories	484.1	454.6
Deferred income taxes	72.6	42.6
Prepaid expenses	33.3	33.7
Total current assets	952.6	935.2
Property, plant and equipment, net	350.0	337.0
Deferred financing fees and other long-term assets	17.3	16.8
Identifiable intangible assets, net	826.6	835.4
Goodwill	869.1	865.5
Total assets	$3,015.6	$2,989.9
Liabilities and Shareholders’ Equity
Current portion of long-term debt	$6.5	$9.0
Accounts payable	107.1	129.9
Accrued expenses and other liabilities	97.2	116.3
Total current liabilities	210.8	255.2
Long-term debt	1,135.5	1,118.3
Accrued pension liability, net	46.3	43.7
Accumulated postretirement benefits obligation	44.0	46.3
Deferred income taxes	286.2	278.5
Other long-term liabilities	24.4	20.9
Total liabilities	1,747.2	1,762.9
Common stock, $.01 par value per share:
Series A—400,000,000 shares authorized. 28,964,350 and 28,750,000 shares issued at June 30, 2007 and September 30, 2006	0.3	0.3
Series B—200,000,000 shares authorized and 85,844,920 shares issued at both June 30, 2007 and September 30, 2006	0.8	0.8
Capital in excess of par value	1,420.5	1,417.5
Accumulated deficit	(139.4)	(173.0)
Accumulated other comprehensive loss	(13.8)	(18.6)
Total shareholders’ equity	1,268.4	1,227.0
Total liabilities and shareholders’ equity	$3,015.6	$2,989.9

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended June 30,
	2007	2006
	(dollars in millions, except per share amounts)
Net sales	$502.5	$500.0
Cost of sales	383.0	365.5
Gross profit	119.5	134.5
Operating expenses:
Selling, general and administrative	62.1	62.6
Related party corporate charges	—	2.3
Facility rationalization, restructuring and related costs	—	0.2
Total operating expenses	62.1	65.1
Income from operations	57.4	69.4
Interest expense, net of interest income	23.3	27.8
Loss on early extinguishment of debt	36.4	4.1
(Loss) income before income taxes	(2.3)	37.5
Income tax benefit	(1.0)	(1.3)
Net (loss) income	$(1.3)	$38.8
Basic and diluted income (loss) per share	$(0.01)	$0.41

	Nine months ended June 30,
	2007	2006
	(dollars in millions, except per share amounts)
Net sales	$1,374.1	$1,415.3
Cost of sales	1,029.1	1,142.7
Gross profit	345.0	272.6
Operating expenses:
Selling, general and administrative	184.1	180.5
Related party corporate charges	1.6	6.1
Facility rationalization, restructuring and related costs	—	28.6
Total operating expenses	185.7	215.2
Income from operations	159.3	57.4
Interest expense, net of interest income	64.8	90.1
Loss on early extinguishment of debt	36.4	4.1
Income (loss) before income taxes	58.1	(36.8)
Income tax expense (benefit)	24.5	(25.0)
Net income (loss)	$33.6	$(11.8)
Basic and diluted income (loss) per share	$0.29	$(0.13)

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME

FOR THE NINE MONTHS ENDED JUNE 30, 2007
(UNAUDITED)

	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Comprehensive Income	Accumulated Other Comprehensive Loss	Total
	(dollars in millions)
Balance at September 30, 2006	$1.1	$1,417.5	$(173.0)	$—	$(18.6)	$1,227.0
Dividends paid, $0.0525 per share		(6.0)				(6.0)
Share-based compensation		8.0				8.0
Stock issued upon exercise of stock options		1.0				1.0
Comprehensive income
Net income			33.6	33.6		33.6
Other comprehensive income, net of tax
Net unrealized gain on derivative instruments				1.3	1.3	1.3
Foreign currency translation adjustments				3.5	3.5	3.5
Comprehensive income				$38.4
Balance at June 30, 2007	$1.1	$1,420.5	$(139.4)		$(13.8)	$1,268.4

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended June 30,
	2007	2006
	(dollars in millions)
Operating Activities
Net income (loss)	$33.6	$(11.8)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	53.4	51.6
Amortization of intangibles	21.9	21.0
Amortization of deferred financing fees	1.9	7.8
Accretion on debt	7.1	10.3
Write-off of deferred financing fees	11.1	4.1
Gain from write-off of premium on notes	(22.8)	—
Stock-based compensation expense	8.0	1.0
Impairments of property, plant and equipment	—	21.6
Deferred income taxes	(23.2)	(25.8)
Other, net	6.4	(5.7)
Changes in assets and liabilities, net of the effects of acquisitions:
Receivables	20.6	(11.6)
Inventories	(22.0)	58.8
Prepaid expenses and other assets	1.0	1.8
Pension and other long-term liabilities	2.4	2.5
Accounts payable	(16.4)	(1.6)
Accrued expenses and other current liabilities	(20.1)	(31.0)
Net cash provided by operating activities	62.9	93.0
Investing Activities
Additions to property, plant and equipment	(66.1)	(48.0)
Acquisitions of businesses, net of cash acquired	(26.2)	(15.5)
Decrease in amounts due to Walter	—	(12.5)
Net cash used in investing activities	(92.3)	(76.0)
Financing Activities
(Decrease) increase in dollar value of bank checks outstanding	(8.8)	12.0
Proceeds from short-term borrowings	—	55.9
Retirement of short-term debt	—	(55.9)
Proceeds from long-term debt	1,140.0	1,050.0
Retirement of long-term debt	(1,109.6)	(866.9)
Proceeds from issuance of common stock	—	429.3
Payment of deferred financing fees	(10.8)	(21.6)
Dividend to shareholders	(6.0)	(444.5)
Dividend to Walter for acquisition costs	—	(12.0)
Walter contribution of Predecessor Mueller’s cash	—	76.3
Net cash provided by financing activities	4.8	222.6
Effect of exchange rate changes on cash	0.2	0.1
Net (decrease) increase in cash and cash equivalents	(24.4)	239.7
Cash and cash equivalents at beginning of period	81.4	—
Cash and cash equivalents at end of period	$57.0	$239.7

MUELLER WATER PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(UNAUDITED)

Schedule of non-cash investing and financing activities:

On October 3, 2005, the Company’s former parent, Walter Industries, Inc. (“Walter”), purchased all of the outstanding common stock of Predecessor Mueller in the Acquisition (as defined in Note 1 to the Condensed Consolidated Financial Statements).

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
JUNE 30, 2007 AND JUNE 30, 2006

(UNAUDITED)

Note 1.   Organization and Basis of Presentation

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

The Company was originally organized as United States Pipe and Foundry Company, Inc. (“Inc.”) and was a wholly owned subsidiary of Walter. On September 23, 2005, Inc. was dissolved and United States Pipe and Foundry Company, LLC was organized in the state of Alabama, and the operations of Inc. were conducted under the form of a limited liability company. The Company has three operating segments, which are named after its leading brands in each segment: Mueller Co., U.S. Pipe, and Anvil.

The condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, which require management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses for the reporting periods. Actual results could differ from those estimates. All significant intercompany balances and transactions have been eliminated. In the opinion of management, all normal and recurring adjustments that are considered necessary for a fair financial statement presentation have been made. The prior period loss on early extinguishment of debt of $4.1 million has been reclassified from interest expense, net of interest income in the accompanying Condensed Consolidated Statements of Operations and from other, net in the accompanying Condensed Consolidated Statements of Cash Flows to conform to current year presentations. The condensed balance sheet data as of September 30, 2006 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Note 2.   Related Party Transactions

Related Party Transactions—The Company purchases foundry coke from Sloss Industries, Inc., which was an affiliate until December 14, 2006, for an amount that approximates the market value of comparable transactions. Costs included in cost of sales related to purchases from Sloss Industries, Inc. were $4.8 million for each of the three month periods ended June 30, 2007 and 2006, and $13.9 million and $15.6 million for the nine month periods ended June 30, 2007 and 2006, respectively.

Sloss Industries, Inc. also provides other services to the Company, including the delivery of electrical power to one of the Company’s facilities, rail car switching and the leasing of a distribution facility. Charges for such services were immaterial for the three months ended June 30, 2007 and $0.5 million for the three months ended June 30, 2006, and $0.3 million and $1.3 million for the nine months ended June 30, 2007 and 2006, respectively.

Related Party Allocations—Certain costs incurred by Walter such as insurance, executive salaries, professional service fees, human resources, transportation, healthcare and other centralized business functions were allocated to its subsidiaries. Certain costs that were considered directly related to the U.S. Pipe segment were charged to the Company and included in selling, general and administrative expenses. As of December 15, 2006, Walter is no longer considered a related party and the allocation of these costs to the Company ceased. These costs were zero and $2.3 million for the three months ended June 30, 2007 and 2006, respectively, and $0.5 million and $3.3 million for the nine months ended June 30, 2007 and 2006, respectively. Costs incurred by Walter that could not be directly attributed to its subsidiaries were allocated to them based on estimated annual revenues. Such costs were allocated to the Company’s U.S. Pipe segment and are recorded in related party corporate charges in the accompanying Consolidated Statements of Operations. While the Company considers the allocation of such costs to be reasonable, the cost of performing such services on its own behalf may vary from historically allocated amounts.

Certain of the Company’s employees had been granted Walter restricted stock units and stock options under Walter’s share-based compensation plans. In connection with Walter’s distribution of all the Company’s Series B common stock to its shareholders on December 14, 2006, Walter cancelled these instruments. The Company had no expenses related to this share-based compensation allocated from Walter for the three months ended June 30, 2007, and expensed $0.2 million for the three months ended June 30, 2006, and $0.5 million each for the nine month periods ended June 30, 2007 and 2006.

Note 3.   Acquisitions

Star Pipe

As part of the acquisition of the assets of Star Pipe, Inc. (“Star”), Anvil agreed to make a contingent earnout payment to the sellers to the extent the gross profit of the acquired business exceeds a targeted gross profit. During the three months ended June 30, 2007, the Company paid $3.7 million to the sellers as the final payment for the contingent earnout. This earnout payment has been recorded as an increase to goodwill.

Fast Fabricators, Inc.

On January 4, 2007, the Company acquired the assets of Fast Fabricators, Inc., a ductile iron pipe fabricator headquartered in Bloomfield, Connecticut, for $23.0 million in cash, net of cash acquired. The purchase price may increase by up to $1.5 million for an earnout holdback. The earnout holdback will be settled by March 15, 2008, based on the 2007 calendar year EBITDA as defined in the purchase agreement with the seller. The Company has deposited $1.5 million into escrow, which is included in cash and cash equivalents in the accompanying Condensed Consolidated Balance Sheet, for the Earnout Holdback. The Company cannot access these funds until the earnout, if any, has been settled.

The estimated fair values of the assets acquired and liabilities assumed are as follows (dollars in millions):

Current assets	$10.5
Identifiable intangible assets	13.1
Goodwill	0.5
Property, plant, and equipment and other noncurrent assets	1.8
Accounts payable and accrued liabilities	(2.9)
Net assets acquired	$23.0

Acquisition of Predecessor Mueller by Walter Industries

On October 3, 2005, pursuant to the agreement dated June 17, 2005, Walter acquired all of the outstanding common stock of Predecessor Mueller for $944.0 million and assumed $1.05 billion of indebtedness. Predecessor Mueller was converted into a limited liability company on October 3, 2005 and was merged with and into the Company on February 2, 2006. In conjunction with the acquisition, U.S. Pipe was contributed in a series of transactions to Mueller Group, LLC (“Mueller Group” or “Group”), a wholly owned subsidiary of the Company, on October 3, 2005. On February 23, 2006, Walter received $10.5 million based on the final closing cash and working capital, adjusting the purchase price of Predecessor Mueller to $933.5 million.

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

Note 4.   Deferred Financing Fees

In connection with the debt refinancing discussed in Note 7, the Company wrote off $11.1 million in deferred financing fees related to the 2005 Mueller Credit Agreement and capitalized additional financing fees of $10.8 million related to the 2007 Credit Agreement and the 2007 Senior Subordinated Notes during the three months ended June 30, 2007. Deferred fees of $12.4 million as of June 30, 2007 amortize as follows: $2.6 million related to the 2007 Revolver amortize on a straight-line basis over its five-year life; $0.5 million related to the Term A Loan amortize using the effective-interest rate method over its five-year life; $1.7 million related to the Term B Loan amortize using the effective-interest rate method over its seven-year life; and $7.6 million related to the 2007 Senior Subordinated Notes amortize using the effective-interest rate method over a ten-year life.

Note 5.   Facility Rationalization, Restructuring and Related Costs

On October 26, 2005 Walter announced plans to close U.S. Pipe’s Chattanooga, Tennessee plant and transfer the valve and hydrant production of that plant to Mueller Co.’s Chattanooga, Tennessee and Albertville, Alabama plants. The plant closed in 2006, resulting in the termination of approximately 340 employees. Exit costs totaled $49.9 million of which approximately $28.6 million was related to severance and fixed asset write-offs and qualified as restructuring and impairment charges. The remaining exit costs of $21.3 million were comprised of an inventory write-down totaling $11.4 million, a $9.0 million write-off of unabsorbed overhead costs and $0.9 million of other related costs, which were recognized in cost of sales during the year ended September 30, 2006. The Company paid $0.4 million of the above-mentioned severance in the nine months ended June 30, 2007.

On January 26, 2006, the Company announced the closure of the Henry Pratt valve manufacturing facility in Dixon, Illinois, which is included in the Company’s Mueller Co. segment. This facility was closed during the second quarter of fiscal 2007. Total costs related to this closure were $3.7 million, including termination benefits of $1.0 million and property impairment charges of $1.7 million, which were recorded as adjustments to goodwill in the year ended September 30, 2006. These restructuring costs were recorded to goodwill as the overall plan to close the facility was identified prior to the Acquisition. The remaining estimated costs of $1.0 million are for the transfer and installation of equipment and temporary outsourcing of manufacturing and were expensed when incurred. The Company paid $0.5 million of the above-mentioned severance in the nine months ended June 30, 2007, respectively.

On November 18, 2006, the Company announced the relocation of pipe nipple and merchant coupling production in the Canvil manufacturing facility in Ontario, Canada to the Beck facility in Pennsylvania, both of which are included in the Company’s Anvil segment. The consolidation of these product lines in the Beck Facility was completed during the quarter ended March 31, 2007, resulting in the termination of approximately 90 employees. Termination benefits of $1.8 million were recorded as adjustments to goodwill in the year ended September 30, 2006. These restructuring costs were recorded to goodwill as the overall plan to close the facility was identified prior to the Acquisition. In the current fiscal year, the Company revised its severance estimate, and decreased the goodwill balance and accrued severance by $0.4 million. The Company paid $0.2 and $0.7 million of the above-mentioned severance in the three and nine months ended June 30, 2007, respectively.

Activity in accrued restructuring and other severance for the three and nine months ended June 30, 2007 was as follows (dollars in millions):

	For the three months ended June 30, 2007	For the nine months ended June 30, 2007
Beginning balance	$3.0	$5.3
Adjustments to accruals allocated to goodwill for plant closures identified prior to the Acquisition	—	(0.4)
Restructuring and other related severance payments	(0.5)	(2.4)
Ending balance	$2.5	$2.5

Note 6.   Share-Based Compensation Plans

Certain of the Company’s employees had been granted Walter restricted stock units and stock options under Walter’s share-based compensation plans. The Company has expensed $0.7 million related to the share-based compensation costs allocated from Walter for the nine months ended June 30, 2007. In connection with Walter’s distribution of all the Company’s Series B common stock to its shareholders on December 14, 2006, Walter cancelled these outstanding instruments and the Company replaced them with restricted stock units and options to acquire shares of the Company’s Series A common stock. These equity awards were designed to provide intrinsic value and terms equal to the Walter cancelled instruments as follows:

	Number of instruments	Range of exercise prices	Weighted average exercise price	Total compensation
	(millions)			(dollars in millions)
Restricted stock units	0.4		$14.95	$5.7
Traditional stock options	0.5	$2.05 - 20.56	13.45	0.6
	0.9			$6.3

The Company’s 2006 Stock Incentive Plan provides for grants of Series A common stock-based compensation instruments. The Company granted stock options, restricted stock, and restricted stock units under this plan during the three and nine months ended June 30, 2007 as follows:

	For the three months ended June 30, 2007
	Number of instruments	Weighted average fair value per instrument	Total compensation
	(millions)		(dollars in millions)
Restricted stock and restricted stock units	0.05	$15.42	$0.7
Traditional stock options	0.05	5.88	0.3
Employee stock purchase plan options	0.03	3.11	0.1
	0.13		$1.1

	For the nine months ended June 30, 2007
	Number of instruments	Weighted average fair value per instrument	Total compensation
	(millions)		(dollars in millions)
Restricted stock and restricted stock units	0.5	$15.12	$7.4
Traditional stock options	0.5	5.81	2.5
Employee stock purchase plan options	0.1	3.47	0.4
	1.1		$10.3

As of June 30, 2007, there was approximately $26.5 million of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2006 Stock Incentive Plan, including the Walter replacement instruments described above. The Company expensed $2.8 million and $0.7 million related to share-based compensation for the three months ended June 30, 2007 and 2006, respectively, and $8.0 and $1.0 for the nine months ended June 30, 2007 and 2006, respectively.

Note 7.   Borrowing Arrangements

During May 2007, through a series of transactions, the Company refinanced its debt, which resulted in lower overall interest rates and greater covenant flexibility. The new 2007 Credit Agreement and new 2007

Senior Subordinated Notes generated cash proceeds of $1,140.0 million. These proceeds were used to pay the 2005 Mueller Term Loan and retire substantially all of the 2004 Senior Subordinated Notes and 2004 Senior Discount Notes. In connection with the refinancing, the Company recorded a loss on early extinguishment of debt of $36.4 million. The components of the Company’s debt are as follows:

	June 30, 2007	September 30, 2006
	(dollars in millions)
2007 Credit Agreement:
Term Loan A	$150.0	$—
Term Loan B	565.0	—
2007 Senior Subordinated Notes	425.0	—
2005 Mueller Credit Agreement	—	793.8
2004 Senior Subordinated Notes	—	215.1
2004 Senior Discount Notes	0.2	116.3
Capital lease obligations	1.8	2.1
	1,142.0	1,127.3
Less current portion	(6.5)	(9.0)
	$1,135.5	$1,118.3

2007 Credit Agreement:   On May 24, 2007, the Company entered into a credit agreement (the “2007 Credit Agreement”) consisting of a $300 million senior secured revolving credit facility (the “2007 Revolver”), a $150 million term loan (“Term Loan A”), and a $565 million term loan (“Term Loan B”). The 2007 Credit Agreement contain customary covenants and events of default, including covenants that limit the Company’s ability to incur debt, pay dividends and make investments. The Company is compliant with these covenants as of June 30, 2007 and expects to remain in compliance.

The 2007 Revolver terminates in May 2012 and bears interest at a floating rate equal to LIBOR plus a margin ranging from 1.0%-1.75% depending on the Company’s leverage ratio as defined in the 2007 Credit Agreement. The Company must also pay a commitment fee for any unused portion of the 2007 Revolver which ranges from 0.2% to 0.5%, also depending on the Company’s leverage ratio.  As of June 30, 2007, the margin would be 1.50% and the commitment fee is 0.375%.

The Term A Loan matures in May 2012 and bears interest at a floating rate equal to LIBOR plus a margin ranging from 1.0%-1.75% depending on the Company’s leverage ratio as defined in the 2007 Credit Agreement. Only July 31, 2007, the Company repaid $8.4 million of the Term A Loan. As a result, the remaining principal will be repaid in eleven quarterly payments of $3.5 million commencing September 2009 with the remaining balance paid at maturity. As of June 30, 2007 the weighted average interest rate is 6.82%, including a margin of 1.5%.

The Term B Loan matures in May 2014 and bears interest at a floating rate equal to LIBOR plus 1.75%. On July 31, 2007, the Company repaid $31.6 million of the Term B Loan. As a result, the remaining principal will be repaid in 27 quarterly payments of $1.3 million commencing September 2007 with the remaining balance paid at maturity. As of June 30, 2007 the weighted average interest rate is 7.09%.

2007 Senior Subordinated Notes:   On May 24, 2007, the Company completed a private placement of $425 million principal face amount of 7 3/8% senior subordinated notes maturing June 1, 2017 (the “Notes”).  The Notes pay interest in arrears on June 1 and December 1 of each year, commencing December 1, 2007. The Notes contain customary covenants and events of default, including covenants that limit the Company’s ability to incur debt, pay dividends and make investments. The Company is compliant with these covenants as of June 30, 2007 and expects to remain in compliance. Substantially all of the Company’s domestic subsidiaries guarantee the Notes. The Company intends to register similar notes with the SEC and issue these registered notes, which will be publicly traded, in exchange for the Notes during the fourth quarter of its fiscal year 2007.

2005 Mueller Credit Agreement:   On October 3, 2005, Group entered into a credit agreement (the “2005 Mueller Credit Agreement”) consisting of a $145 million senior secured revolving credit facility maturing in October 2010 (the “2005 Mueller Revolving Credit Facility”) and a $1,050 million senior secured term loan maturing in October 2012 (the “2005 Mueller Term Loan”). The Company redeemed $245.6 million of the Term Loan on June 1, 2006,  and on May 24, 2007 redeemed $74.7 million of the Term Loan and replaced the 2005 Mueller Term Loan and 2005 Revolving Credit Facility with the 2007 Credit Agreement. The 2005 Mueller Term Loan required quarterly principal payments of $2.0 million through October 3, 2012, at which point in time the remaining principal outstanding was due. The commitment fee on the unused portion of the 2005 Mueller Revolving Credit Facility was 0.375% and the interest rate was a floating interest rate of 1.75% over LIBOR. The 2005 Mueller Term Loan carried a floating interest rate of 2.0% over LIBOR.

2004 Senior Subordinated Notes:   In April 2004, Group issued $315 million principal face amount of 10% senior subordinated notes due 2012, with an effective interest rate of 9.2%. The effective discount on these notes was recorded as part of the Acquisition. The Company redeemed $110.3 million of these notes on July 3, 2006 and $204.7 million of the notes on May 24, 2007.

2004 Senior Discount Notes:   In April 2004, Predecessor Mueller issued 223,000 units, consisting of $223 million principal face amount of 14¾% senior discount notes due 2014 and warrants to purchase 24,487,383 shares of Predecessor Mueller’s common stock, with an effective interest rate of 12.1%. The effective discount on these notes was recorded as part of the Acquisition. The Company redeemed $52.5 million principal amount of these notes on July 3, 2006 and $110.7 million principal amount of these notes on May 24, 2007, resulting in outstanding notes with an accreted value of $0.2 million as of June 30, 2007.

Note 8.   Derivative Financial Instruments

Interest Rate Swaps:—The Company uses interest rate swap contracts with a cumulative total notional amount of $325 million to hedge against cash-flow variability arising from changes in LIBOR rates in conjunction with its LIBOR-indexed variable rate borrowings. These swaps are accounted for as effective hedges, and as a result the Company recorded an unrealized gain from these swap contracts, net of tax, of $2.8 million at June 30, 2007 in accumulated other comprehensive income. These swaps have a fair value of $4.9 million at June 30, 2007, which is included in deferred financing fees and other long-term assets in the accompanying Condensed Consolidated Balance Sheet.

Forward Foreign Currency Exchange Contracts:—The Company uses Canadian dollar forward exchange contracts with a cumulative notional amount of $12.2 million to hedge against cash-flow variability arising from changes in the Canadian dollar-U.S. dollar exchange rate in connection with anticipated transactions, primarily our Canadian subsidiaries’ inventory purchases denominated in U.S. dollars. These forwards are accounted for as effective hedges, and as a result the Company recorded an unrealized loss from these swap contracts of $0.6 million at June 30, 2007 in accumulated other comprehensive income. These forwards have a liability fair value of $1.0 million at June 30, 2007, which is included in other long-term liabilities in the accompanying Condensed Consolidated Balance Sheet.

The Company has also entered into Canadian dollar forward exchange contracts reducing the Company’s exposure to currency fluctuations from its Canadian-denominated intercompany loans.  The instruments have a cumulative notional amount of $33.2 million. With these instruments, the Company sells Canadian dollars for U.S. dollars at a weighted average rate of $0.873. Gains and losses on these instruments are included in selling, general and administrative expenses in the accompanying Condensed Consolidated Statement of Operations. The Company recorded net losses of $2.4 million and $1.7 million for the three months and nine months ended June 30, 2007, respectively.

Natural Gas Swaps—The Company uses natural gas swap contracts with a cumulative total notional amount remaining as of June 30, 2007 of approximately 214,000 mmbtu to hedge against cash-flow variability arising from changes in natural gas prices on the NYMEX exchange in conjunction with its anticipated purchases of natural gas. These contracts fix the Company’s purchase price for natural gas at prices ranging from $7.10 to $7.56 per mmbtu through September 30, 2007. The Company entered into an additional natural gas swap contract on June 29, 2007. This contract fixes the Company’s purchase price for natural gas at $8.16 per mmbtu for a total purchased volume of 406,000 mmbtu in fixed monthly settlement increments ranging from 23,000 mmbtu to 41,000 mmbtu commencing with October 2007 through September 2008. All of the above swaps are accounted for as effective hedges and have a total liability fair value of $0.1 million at June 30, 2007, which is included in other long-term liabilities in the accompanying Condensed Consolidated Balance Sheet. The Company recorded an unrealized loss from its swap contracts, net of tax, of $0.1 million at June 30, 2007 in accumulated other comprehensive income.

Note 9.   Pension and Other Postretirement Benefits

The components of net periodic benefit cost for pension and postretirement benefits for the three months and nine months ended June 30, 2007 and 2006 are as follows:

	Pension Benefits		Other Benefits
	For the three months ended June 30,		For the three months ended June 30,
	2007	2006	2007	2006
	(dollars in millions)
Components of net periodic benefit cost:
Service cost	$1.6	$2.0	$0.1	$0.1
Interest cost	5.1	4.7	0.3	0.4
Expected return on plan assets	(5.9)	(4.9)	—	—
Amortization of prior service cost	0.1	—	(0.6)	(0.7)
Amortization of net loss (gain)	0.5	1.2	(0.4)	(0.3)
Curtailment and termination benefits loss (gain)	—	0.1	—	(0.6)
Net periodic benefit cost (gain)	$1.4	$3.1	$(0.6)	$(1.1)

	Pension Benefits		Other Benefits
	For the nine months ended June 30,		For the nine months ended June 30,
	2007	2006	2007	2006
	(dollars in millions)
Components of net periodic benefit cost:
Service cost	$4.8	$5.9	$0.3	$0.5
Interest cost	15.3	14.1	0.9	1.0
Expected return on plan assets	(17.7)	(14.7)	—	—
Amortization of prior service cost	0.3	0.2	(1.8)	(1.9)
Amortization of net loss (gain)	1.5	3.5	(1.2)	(0.7)
Curtailment and termination benefits loss (gain)	—	5.0	—	(1.7)
Net periodic benefit cost (gain)	$4.2	$14.0	$(1.8)	$(2.8)

For the three months and nine months ended June 30, 2006, the Company had no contributions to its pension plans. The Company anticipates contributing approximately $19.5 million to fund its pension plans and $2.0 million to its other post-employment benefits plans in fiscal 2007 and may make further discretionary payments.

Note 10.   Supplementary Balance Sheet Information

Selected supplementary balance sheet information is presented below:

	June 30, 2007	September 30, 2006
	(dollars in millions)
Inventories
Purchased materials and manufactured parts	$71.2	$66.7
Work in process	122.9	127.7
Finished goods	290.0	260.2
	$484.1	$454.6
Property, plant and equipment
Land	$28.6	$28.4
Buildings	89.3	83.4
Machinery and equipment	533.4	489.9
Other	56.1	46.4
	707.3	648.1
Accumulated depreciation	(357.4)	(311.1)
	$350.0	$337.0
Accrued expenses and other current liabilities
Vacations and holidays	$14.3	$13.6
Workers’ compensation	5.8	6.0
Accrued payroll and bonus	16.2	23.5
Accrued sales commissions	4.4	5.0
Accrued taxes	7.0	7.7
Accrued warranty claims	3.1	2.7
Accrued environmental claims	0.6	2.5
Accrued cash discounts and allowances	19.9	22.1
Accrued interest	5.8	13.6
Accrued restructuring and other severance	2.5	5.3
Accrued medical	4.4	3.7
Other	13.2	10.6
	$97.2	$116.3

Note 11.   Supplementary Income Statement Information

The components of interest expense, net of interest income are presented below:

	Three months ended		Nine months ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
	(dollars in millions)
Interest expense, net of interest income:
Interest expense	$24.3	$28.9	$68.0	$87.5
Deferred financing fee amortization	0.6	1.2	1.9	3.7
Write off of bridge loan commitment fees	—	—	—	2.5
Interest rate swap gains	(1.0)	—	(2.7)	(0.5)
Total interest expense	23.9	30.1	67.2	93.2
Interest income	(0.6)	(2.3)	(2.4)	(3.1)
Total interest expense, net of interest income	$23.3	$27.8	$64.8	$90.1

Note 12.   Income Taxes

The Company calculates its effective tax rate under the principles of Accounting Principles Board Opinion No. 28, which requires that an estimated annual effective tax rate be determined and applied to interim period pre-tax income. The effective income tax rate for the three and nine month periods ended June 30, 2007 is 42%. During the quarter ended June 30, 2006, the Company changed the annual effective tax rate to 68% from 32% based on its most recent earnings projection for fiscal 2006. The Company recorded a favorable tax adjustment related to applying the increased rate to the net loss for the six months ended March 31, 2006. The difference between the federal, state, and foreign statutory tax rates and the effective tax rate is due primarily to the net unfavorable permanent difference for non-deductible interest expense and non-deductible compensation expense, partially offset by a deduction related to domestic manufacturing activity.

Note 13.   Segment Information

Segment assets consist primarily of accounts receivable, inventories, property, plant and equipment, goodwill, and identifiable intangibles. Summarized financial information for the Company’s segments follows:

	Three months ended June 30,		Nine months ended June 30,
	2007	2006	2007	2006
	(dollars in millions)
Net sales:
Mueller Co.	$208.1	$225.5	$575.5	$599.0
U.S. Pipe	154.5	143.8	405.2	434.6
Anvil	146.2	136.5	414.1	396.7
Consolidating eliminations	(6.3)	(5.8)	(20.7)	(15.0)
Consolidated	502.5	500.0	1,374.1	1,415.3
Income (loss) from operations:
Mueller Co.	41.5	56.8	120.0	92.2
U.S. Pipe	8.9	7.6	22.9	(27.4)
Anvil	17.4	12.2	44.0	15.7
Corporate expense(1)	(10.4)	(7.4)	(27.6)	(22.7)
Consolidating eliminations	—	0.2	—	(0.4)
Consolidated	57.4	69.4	159.3	57.4
Depreciation and amortization:
Mueller Co.	13.2	13.0	38.9	37.9
U.S. Pipe	6.3	5.4	18.0	17.0
Anvil	5.8	6.2	17.4	17.5
Corporate	0.5	—	1.0	0.2
Consolidated	25.8	24.6	75.3	72.6
Facility rationalization, restructuring and related costs:
U.S. Pipe	—	0.2	—	28.6
Consolidated	—	0.2	—	28.6
Capital expenditures:
Mueller Co.	4.3	9.7	16.7	24.1
U.S. Pipe	14.3	3.8	34.2	14.3
Anvil	3.4	3.6	12.2	9.5
Corporate	1.6	—	3.0	0.1
Consolidated	$23.6	$17.1	$66.1	$48.0

(1)          Includes certain expenses not allocated to segments.

Note 14.   Commitments and Contingencies

Income Tax Litigation

A dispute exists with regard to federal income taxes for fiscal years 1980 through 1994  and 1999 through 2001 allegedly owed by the Walter consolidated group, which included the U.S. Pipe segment during these periods. According to Walter’s Quarterly Report on Form 10-Q for the period ended March 31, 2007, Walter management estimates that the amount of tax presently claimed by the Internal Revenue Service is approximately $34.0 million for issues currently in dispute in bankruptcy court for matters unrelated to the Company. This amount is subject to interest and penalties. In addition, the IRS has issued a Notice of Proposed Deficiency assessing additional tax of $80.4 million for the fiscal years ended May 31, 2000, December 31, 2000 and December 31, 2001. As a matter of law, the Company is jointly and severally liable for any final tax determination, which means that in the event Walter is unable to pay any amounts owed, the Company would be liable. Walter disclosed in the above mentioned Form 10-Q that they believe their filing positions have substantial merit and that they intend to defend vigorously any claims asserted. The Company has concluded the risk of loss to the Company is not probable and accordingly, no liability has been recorded in the Company’s condensed consolidated financial statements.

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

Solutia Inc. and Pharmacia Corporation (collectively “Solutia”) filed suit against U.S. Pipe and a number of co-defendant foundry-related companies on January 5, 2003 for contribution and cost recovery allegedly incurred and to be incurred by Solutia in performing remediation of polychlorinated biphenyls (“PCBs”) and heavy metals in Anniston, Alabama, pursuant to a partial consent decree with the United States Environmental Protection Agency (“EPA”). U.S. Pipe and certain co-defendants subsequently reached a settlement with EPA concerning their liability for certain contamination in and around Anniston, which was memorialized in an Administrative Agreement and Order on Consent (“AOC”) that became effective on January 17, 2006. The settling defendants contend that the legal effect of the AOC extinguishes Solutia’s claims and filed a motion for summary judgment on that ground. Discovery in this matter has been stayed in the interim. On June 21, 2007, the United States Supreme Court decided United States v. Atlantic Research, which affects the law underlying the parties’ contentions on the effect of the AOC. U.S. Pipe has reached a cash-out settlement agreement whereby Phelps Dodge Industries, a co-defendant and co-respondent on the AOC, has assumed U.S. Pipe’s obligation to perform the work required under the AOC. The Company has filed briefs with the court regarding the effects of the Atlantic Research decision, but cannot predict the outcome of this litigation. If the court permits the case to proceed, management will review the claims, but currently has no basis to form a view with respect to the probability or amount of liability in this matter.

U.S. Pipe and a number of co-defendant foundry-related companies were named in a putative civil class action case originally filed on April 8, 2005 in the Circuit Court of Calhoun County, Alabama, and removed by defendants to the U.S. District Court for the Northern District of Alabama under the Class Action Fairness Act. The putative plaintiffs in the case filed an amended complaint with the U.S. District Court on December 15, 2006. The amended complaint alleged state law tort claims (negligence, failure to warn, wantonness, nuisance, trespass and outrage) arising from creation and disposal of “foundry sand” in the Anniston, Alabama area alleged to contain harmful levels of PCBs and other toxins, including arsenic, cadmium, chromium, lead and zinc. The plaintiffs originally sought damages for real and personal property and for other unspecified personal injury. On June 4, 2007, a Motion to Dismiss was granted to U.S. Pipe and certain co-defendants as to the claims for negligence, failure to warn, nuisance, trespass and outrage. The remainder of the complaint was dismissed with leave to file an amended complaint. On July 6, 2007, plaintiffs filed a second amended complaint, which dismissed prior claims relating to U.S. Pipe’s former 10th Street facility and no longer alleges personal injury claims. Plaintiffs filed a third amended complaint on July 27, 2007. Management believes that numerous procedural and substantive defenses are available. At present, management has no reasonable basis to form a view with respect to the probability of liability in this matter.

Although the Company now produces a small amount of no-lead brass products, most of the Company’s brass valve products contain approximately 5.0% lead. Environmental advocacy groups, relying on standards established by California’s Proposition 65, are seeking to eliminate or reduce the content of lead in water infrastructure products offered for sale in California. Some of the Company’s subsidiaries have entered into settlement agreements with these environmental advocacy groups to modify products or offer substitutes for sale in California. Legislation to substantially restrict lead content in water infrastructure products has been introduced in the United States Congress. Congress or state jurisdictions other than California may enact legislation similar to Proposition 65 to restrict the content of lead in water products, which could require the Company to incur additional capital expenditures to modify production. The Company incurred approximately $8.0 million in capital spending during the year ended September 30, 2006 to implement and update a no-lead brass production line. Also, the Company began consolidating its two existing brass foundries into one facility, incurring $2.3 million and $5.8 million in capital spending during the nine months ended June 30, 2007 and the year ended September 30, 2006 and, respectively. The Company expects to complete the foundry consolidation project during fiscal 2007 with total capital spending of approximately $11.7 million.

Note 15.   Subsequent Events

On July 31, 2007, the Company declared a quarterly dividend of $0.0175 per share of the Company’s Series A and Series B common stock, payable on August 20, 2007 to shareholders of record at the close of business on August 10, 2007.

On July 31, 2007, the Company repaid $8.4 million of the Term A Loan and $31.6 million of the Term-B Loan.

Note 16.   Consolidating Guarantor and Non-Guarantor Financial Information

The following information is included as a result of the guarantee by certain of the Company’s wholly-owned U.S. subsidiaries (“Guarantor Companies”) of the Notes. None of the Company’s other subsidiaries guarantee the debt. Each of the guarantees is joint and several and full and unconditional. Guarantors include the accounts of the following direct and indirect subsidiaries of the Company:

Name	State of Incorporation or Organization
Anvil 1, LLC	Delaware
Anvil 2, LLC	Delaware
Anvilstar, LLC	Delaware
Anvil International, LP	Delaware
Fast Fabricators, LLC	Delaware
Henry Pratt Company, LLC	Delaware
Henry Pratt International, LLC	Delaware
Hersey Meters Co., LLC	Delaware
Hunt Industries, LLC	Delaware
Hydro Gate, LLC	Delaware
James Jones Company, LLC	Delaware
J.B. Smith Mfg. Co., LLC	Delaware
MCO 1, LLC	Alabama
MCO 2, LLC	Alabama
Milliken Valve, LLC	Delaware
Mueller Co. Ltd.	Alabama
Mueller Financial Services, LLC	Delaware
Mueller Group, LLC	Delaware
Mueller International, Inc.	Delaware
Mueller International, L.L.C.	Delaware
Mueller International Finance, Inc.	Delaware
Mueller International Finance, L.L.C.	Delaware
Mueller Service California, Inc.	Delaware
Mueller Service Co., LLC	Delaware
United States Pipe And Foundry Company, LLC	Alabama

Condensed Consolidating Statements of Operations

For the Three Months Ended June 30, 2007

	Issuer	Guarantor Companies	Non-Guarantor Companies	Consolidating Eliminating	Consolidated
	(dollars in millions)
Net sales	$—	$438.7	$63.8	$—	$502.5
Cost of sales	—	329.4	53.6	—	383.0
Gross profit	—	109.3	10.2	—	119.5
Selling, general and administrative	—	55.0	7.1	—	62.1
Related party corporate charges	—	—	—	—	—
Facility rationalization, restructuring and related costs	—	—	—	—	—
Operating Income	—	54.3	3.1	—	57.4
Interest expense, net of interest income	23.1	—	(0.2)	—	23.3
Loss on extinguishment of debt	36.4	—	—	—	36.4
Income (loss) before income tax expense (benefit)	(59.5)	54.3	2.9	—	(2.3)
Income tax expense (benefit)	(26.7)	24.5	1.2	—	(1.0)
Equity in income of subsidiaries	31.5	1.7	—	(33.2)	—
Net income	$(1.3)	$31.5	$1.7	$(33.2)	$(1.3)

For the Nine Months Ended June 30, 2007

	Issuer	Guarantor Companies	Non-Guarantor Companies	Consolidating Eliminating	Consolidated
	(dollars in millions)
Net sales	$—	$1,221.6	$152.5	$—	$1,374.1
Cost of sales	—	902.9	126.2	—	1,029.1
Gross profit	—	318.7	26.3	—	345.0
Selling, general and administrative	—	163.3	20.8	—	184.1
Related party corporate charges	—	1.6	—	—	1.6
Facility rationalization, restructuring and related costs	—	—	—	—	—
Operating Income	—	153.8	5.5	—	159.3
Interest expense, net of interest income	65.1	0.3	—	—	64.8
Loss on extinguishment of debt	36.4	—	—	—	36.4
Income (loss) before income tax expense (benefit)	(101.5)	154.1	5.5	—	58.1
Income tax expense (benefit)	(42.8)	65.0	2.3	—	24.5
Equity in income of subsidiaries	92.3	3.2	—	(95.5)	—
Net income	$33.6	$92.3	$3.2	$(95.5)	$33.6

Condensed Consolidating Balance Sheet
June 30, 2007

	Issuer	Guarantor Companies	Non-Guarantor Companies	Consolidating Eliminations	Consolidated
	(dollars in millions)
Assets
Cash and cash equivalents	$55.8	$(4.9)	$6.1	$—	$57.0
Receivables, net	—	263.2	42.4	—	305.6
Inventories	—	419.0	65.1	—	484.1
Deferred income taxes	—	72.6	—	—	72.6
Prepaid expenses	—	31.2	2.1	—	33.3
Total current assets	55.8	781.1	115.7	—	952.6
Property, plant and equipment, net	2.4	331.1	16.5	—	350.0
Deferred financing fees and other long-term assets	17.3	0.2	(0.2)	—	17.3
Deferred income taxes	—	4.7	(4.7)	—	—
Identifiable intangibles, net	—	826.6	—	—	826.6
Goodwill	—	869.1	—	—	869.1
Investment in subsidiaries	1,722.4	71.1	—	(1,793.5)	—
Total assets	$1,797.9	$2,883.9	$127.3	$(1,793.5)	$3,015.6
Liabilities
Accounts payable	$—	$95.1	$12.0	$—	$107.1
Current portion of long-term debt	5.6	0.9	—	—	6.5
Deferred income taxes	—	—	—	—	—
Accrued expenses and other current liabilities	3.6	94.3	(0.7)	—	97.2
Total current liabilities	9.2	190.3	11.3	—	210.8
Intercompany accounts	(614.3)	568.7	45.6	—	—
Long-term debt	1,134.6	0.9	—	—	1,135.5
Accrued pension liability	—	47.0	(0.7)	—	46.3
Accumulated postretirement benefits obligation	—	44.0	—	—	44.0
Deferred income taxes	—	286.2	—	—	286.2
Other long-term liabilities	—	24.4	—	—	24.4
Total liabilities	529.5	1,161.5	56.2	—	1,747.2
Shareholders’ equity (deficit)
Total shareholders’ equity (deficit)	1,268.4	1,722.4	71.1	(1,793.5)	1,268.4
Total liabilities and shareholders’ equity (deficit)	$1,797.9	$2,883.9	$127.3	$(1,793.5)	$3,015.6

Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended June 30, 2007

	Issuer	Guarantor Companies	Non-Guarantor Companies	Consolidating Eliminations	Consolidated
	(dollars in millions)
Net cash (used in) provided by operating activities	$(72.1)	$139.6	$(4.6)	—	$62.9
Cash flows from investing activities
Capital expenditures	—	(64.4)	(1.7)	—	(66.1)
Acquisition of business, net of cash acquired	—	(26.2)	—	—	(26.2)
Net cash used investing activities	—	(90.6)	(1.7)	—	(92.3)
Cash flows from financing activities
Book cash overdrafts	—	(8.8)	—	—	(8.8)
Change in intercompany balances	16.4	(23.0)	6.6	—	—
Proceeds from long-term debt	1,140.0	—	—	—	1,140.0
Payment of long-term debt	(1,109.6)	—	—	—	(1,109.6)
Payment of deferred financing fees	(10.8)	—	—	—	(10.8)
Dividend paid to shareholder	(6.0)	—	—	—	(6.0)
Net cash provided by (used in) financing activities	30.0	(31.8)	6.6	—	4.8
Effect of exchange rate changes on cash	—	—	0.2	—	0.2
(Decrease) increase in cash	(42.1)	17.2	0.5	—	(24.4)
Cash and cash equivalents
Beginning of period	82.4	(11.1)	10.1	—	81.4
End of period	$40.3	$6.1	$10.6	—	$57.0

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto that appear in the Company’s Current Report filed on Form 8-K dated August 9, 2007 and with the condensed consolidated financial statements that appear elsewhere in this quarterly report. This report contains certain statements that may be deemed “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical fact, that address activities, events or developments that we or our management intends, expects, projects, believes or anticipates will or may occur in the future are forward-looking statements. Such statements are based upon certain assumptions and assessments made by our management in light of their experience and their perception of historical trends, current conditions and expected future developments. Actual results and the timing of events may differ significantly from those projected in such forward-looking statements due to a number of factors, including those set forth in the section entitled “Risk Factors” in Item 1A of Part II this Quarterly Report on Form 10-Q.

The registrant is Mueller Water Products, Inc., a Delaware corporation (“Mueller Water”, the “Company”). The Company is the surviving corporation of the merger on February 2, 2006 of Mueller Water Products, LLC (Commission File Number: 333-116590) and Mueller Water Products Co-Issuer, Inc. with and into Mueller Holding Company, Inc., a Delaware corporation. On June 1, 2006, Mueller Water completed its initial public offering of its Series A common stock (NYSE: MWA). On December 14, 2006, Walter Industries, Inc. (“Walter”), a diversified New York Stock Exchange traded company (NYSE: WLT), distributed all of the Company’s outstanding Series B common stock (NYSE: MWA.B) to Walter’s shareholders.

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

Overview

The Company reported a net loss for the three months ended June 30, 2007 of $1.3 million, or $0.01 per diluted share, which compares to net income of $38.8 million, or $0.41 per diluted share, in the prior year period. The current year period includes a loss on early extinguishment of debt of $36.4 million, resulting from the Company’s third quarter 2007 refinancing, and the prior year period includes a loss on early extinguishment of debt of $4.1 million related to the debt prepayment in June 2006 using the net cash proceeds from the initial public offering. Interest expense in the current year period is lower than in the prior year period as a result of this prepayment. The prior year period includes U.S. Pipe Chattanooga plant closure costs of $3.2 million, pre-tax and a favorable tax adjustment related to increasing the fiscal 2006 projected effective income tax rate applied to the net loss for the six months ended March 31, 2006 from 32% to 68%. Diluted earnings per share was adversely affected by an increase in the average diluted shares outstanding in the 2007 period compared to the prior year period as a result of the initial public offering of 28.8 million shares of Series A common stock completed in June 2006.

Operating income was $57.4 million for the three months ended June 30, 2007 compared to $69.4 million for the third quarter 2006. The decline was largely attributable to lower shipment volumes of higher-margin water infrastructure products, which include iron-gate valves and hydrants. These lower volumes were directly impacted by the softness in residential construction markets. Reduced production throughput and increased raw material costs in the Mueller Co. and U.S. Pipe segments also impacted profitability. These results were partially offset by higher pricing and the elimination of certain fixed costs due to 2006 plant closures.

During the past fifteen months, the Company has implemented selling price increases in response to higher raw material costs, most notably associated with both brass ingot, which is comprised primarily of copper, and scrap iron. These pricing actions have covered the increase in raw materials costs.

Management has identified the following significant developments, trends, and factors that may impact our future results:

•       On May 24, 2007, the Company completed a cash tender offer to repurchase substantially all of the outstanding Senior Subordinated Notes and Senior Discount Notes in connection with a refinancing of the 2005 Mueller Credit Agreement and issuance of $425 million of new Senior Subordinated Notes.

•       The Company announced an increase in ductile iron pipe selling prices effective January 2007 of about 4%. The Company also announced an increase in valve and hydrant selling prices effective in February 2007 of approximately 5%. The Company may implement price increases in the future to alleviate rising raw material costs, but in certain market conditions the full amount of these increases may not be sustained.

•       For the month of June 2007, new privately-owned housing unit starts declined 19% over June 2006. Approximately 40% of fiscal 2006 consolidated net sales were into residential construction end markets.

•       Management believes the Company will benefit from projected spending increases in the water infrastructure repair and replacement market. The American Water Works Association forecasts that project repair and replacement spending will grow 11% in 2007.

•       Subsequent to the spin-off of the Company from Walter, the Company is no longer subject to corporate expense allocations from Walter. Such charges totaled $1.6 million and $8.0 million for the nine months ended June 30, 2007 and the year ended September 30, 2006, respectively, and were recorded as a component of U.S. Pipe segment operating results. However, the Company’s corporate segment expenses are expected to increase as the Company provides certain services previously provided by Walter. The corporate segment is expected to incur increased expenses in the future, primarily employee-related costs as staffing levels increase to replace the functionality previously provided by Walter, as well as increased audit costs related to Sarbanes-Oxley compliance, and other costs related to operating as a stand-alone public company.

•       Brass ingot and scrap iron costs were 15% and 10% higher, respectively, year-over-year in the quarter ended June 30, 2007. These prices are expected to fluctuate based on marketplace demand.

•       During the remainder of the fiscal year, the Company expects to reduce inventory in order to improve operating cash flows.

•       The Company expects reduced production and increased raw material costs to continue to impact margins in the fourth quarter of fiscal 2007.

•       In July 2007, the Company repaid $8.4 million of Term Loan A and $31.6 million of Term Loan B, which will reduce future interest expense.

•       The Company has substantially completed its synergy plan, which focused on integrating our operations, and has achieved benefits and cost reductions at the high end of the previously announced range of $40 million to $50 million.

Results of Operations

Three Months Ended June 30, 2007 As Compared to the Three Months Ended June 30, 2006 (dollars in millions)

	Three months ended June 30,
	2007		2006		FY07 Q3 vs. FY06 Q3
		Percentage of net sales(1)		Percentage of net sales(1)	Increase/ (decrease)	Percentage increase/ (decrease)
	(dollars in millions)
Net sales
Mueller Co.	$208.1	41.4%	$225.5	45.1%	$(17.4)	(7.7)%
U.S. Pipe	154.5	30.7	143.8	28.8	10.7	7.4
Anvil	146.2	29.1	136.5	27.3	9.7	7.1
Eliminations	(6.3)	(1.3)	(5.8)	(1.2)	(0.5)	8.6
Consolidated	502.5	100.0	500.0	100.0	2.5	0.5
Gross profit
Mueller Co.	61.7	29.6	77.1	34.2	(15.4)	(20.0)
U.S. Pipe	18.8	12.2	20.8	14.6	(2.0)	(9.6)
Anvil	39.1	26.7	36.4	26.7	2.7	7.4
Eliminations	(0.1)	—	0.2	—	(0.3)	(150.0)
Consolidated	119.5	23.8	134.5	26.9	(15.0)	(11.2)
Selling, general and administrative
Mueller Co.	20.2	9.7	20.3	9.0	(0.1)	(0.5)
U.S. Pipe	9.9	6.4	11.0	7.6	(1.1)	(10.0)
Anvil	21.6	14.8	24.2	17.7	(2.6)	(10.7)
Corporate	10.4	2.1	7.1	1.4	3.3	46.5
Consolidated	62.1	12.4	62.6	12.5	(0.5)	(0.8)
Related party corporate charges
U.S. Pipe	—	—	2.0	1.4	(2.0)	(100.0)
Corporate	—	—	0.3	0.1	(0.3)	(100.0)
Consolidated	—	—	2.3	0.5	(2.3)	(100.0)
Facility rationalization, restructuring and related costs
U.S. Pipe	—	—	0.2	0.1	(0.2)	(100.0)
Consolidated	—	—	0.2	—	(0.2)	(100.0)
Income (loss) from operations
Mueller Co.	41.5	19.9	57.0	25.2	(15.5)	(27.2)
U.S. Pipe	8.9	5.8	7.6	5.3	1.3	17.1
Anvil	17.4	11.9	12.2	8.9	5.2	42.6
Corporate	(10.4)	(2.1)	(7.4)	(1.5)	(3.0)	40.5
Consolidated	57.4	11.4	69.4	13.9	(12.0)	(17.3)
Interest expense, net of interest income	23.3	4.6	27.8	5.6	(4.5)	(16.2)
Loss on early extinguishment of debt	36.4	7.2	4.1	0.8	32.3	787.8
(Loss) income before income taxes	(2.3)	(0.5)	37.5	7.5	(39.8)	(106.1)
Income tax benefit	(1.0)	0.2	(1.3)	(0.3)	(0.3)	(23.1)
Net (loss) income	$(1.3)	(0.3)%	$38.8	7.8%	$(40.1)	(103.4)%

(1)          Percentages are by segment, if applicable.

Consolidated Analysis

Net Sales.   Consolidated net sales were $502.5 million for the three months ended June 30, 2007, an increase of $2.5 million, or 0.5%, from $500.0 million in the prior year period. Net sales increased primarily due to higher pricing across all segments, the acquisition of Fast Fabricators and increased volume in the Anvil segment. These benefits offset volume declines in the water infrastructure products that were caused principally by the downturn in residential construction as well as strong shipments in the third quarter 2006 caused by pre-buying in the Mueller Co. segment in advance of price increases announced in May and June 2006.

Gross Profit.   Consolidated gross profit for the three months ended June 30, 2007 was $119.5 million, a decrease of $15.0 million, or 11.2% compared to $134.5 million in the prior year period. Gross margin decreased to 23.8% in the current period compared to 26.9% in the prior year period. These decreases reflect reduced production throughput and increased raw material costs in the Mueller Co. and U.S. Pipe segments. These results were partially offset by overall higher pricing and the elimination of certain fixed costs due to 2006 plant closures.

Selling, General & Administrative.   Consolidated expenses for the three months ended June 30, 2007 were $62.1 million, a decrease of $0.5 million, compared to $62.6 million in the prior year period. Expenses as a percentage of net sales decreased to 12.4% in the current period compared to 12.5% in the prior year period.

Interest Expense, Net of Interest Income.   Interest expense, net of interest income for the current period was $23.3 million, compared to $27.8 million in the prior year period. The current period includes an expense of $1.7 million due to an interest rate swap adjustment. The decline in interest expense was the result of lower average debt levels after using the June 2006 initial public offering proceeds to repay debt during the second half of fiscal 2006.

Loss on Early Extinguishment of Debt.   Loss on early extinguishment of debt for the current period was $36.4 million compared to $4.1 million in the third quarter last year. In May 2007, the Company issued $425 million of 7 3/8% senior subordinated notes and used the proceeds primarily to repurchase the remaining outstanding senior subordinated and senior discount notes. In June 2006, the Company issued equity in its initial public offering and subsequently used the net proceeds to partially redeem outstanding debt.

Income Tax Expense (Benefit).   The effective income tax rate was 42% for the quarter ended June 30, 2007. During the third quarter of 2006, the Company determined that its fiscal year effective tax rate increased from 32% to 68% based on its latest earnings projection for fiscal 2006 pre-tax income. The Company recorded a favorable tax adjustment related to applying the increased rate to the net loss for the six months ended March 31, 2006.

Segment Analysis

Mueller Co.

Mueller Co. segment net sales for the three months ended June 30, 2007 were $208.1 million, a decrease of $17.4 million, or 7.7% from $225.5 million in the prior year period. Volume declines of $37 million were partially offset by $20 million of price increases implemented since May 2006. Reduced volumes in iron gate valves, hydrants and brass service products were the result of continuing weakness in residential construction and strong shipments in the third quarter 2006. Pre-buy orders that preceded price increases instituted in May and June 2006 benefited the level of shipments in the third quarter in 2006.

Mueller Co. segment gross profit for the three months ended June 30, 2007 was $61.7 million, a decrease of $15.4 million, or 20.0% compared to $77.1 million in the prior year period. Gross margin decreased to 29.6% in the current period compared to 34.2% in the prior year period. Mueller Co. segment income from operations for the three months ended June 30, 2007 was $41.5 million, a decrease of $15.5 million, or 27.2% compared to $57.0 in the prior year period. These declines principally resulted from reduced shipments of the higher-margin iron gate valves and hydrants. Lower year-over-year production volumes also drove margin compression. Higher pricing covered the increase in raw material costs.

U.S. Pipe

U.S. Pipe segment net sales for the three months ended June 30, 2007 were $154.5 million, an increase of $10.7 million, or 7.4% from $143.8 million in the prior year period. Price increases and the results from the Fast Fabricators acquisition more than offset the impact of lower ductile iron pipe shipments. While volume related to repair and replacement work in the municipal sector increased year-over-year, it did not offset weakness in residential construction.

U.S. Pipe segment gross profit for the three months ended June 30, 2007 was $18.8 million, a decrease of $2.0 million, or 9.6%, compared to $20.8 million in the prior year period. The prior year period includes $3.0 million of costs related to the closure of the Chattanooga, Tennessee valve and hydrant plant. Gross margin decreased to 12.2% in the current period compared to 14.6% in the prior year period. Gross margin in the current period was negatively affected by lower volumes and higher scrap iron raw material costs.

U.S. Pipe segment income from operations for the three months ended June 30, 2007 was $8.9 million, an increase of $1.3 million or 17.1% compared to $7.6 million for the prior year period. The prior year period includes $2.0 million of related party charges allocated to U.S. Pipe by the Company’s former parent. These charges were discontinued in conjunction with the Company’s separation from its former parent in December 2006.

Anvil

Anvil segment net sales for the three months ended June 30, 2007 were $146.2 million, an increase of $9.7 million, or 7.1% from $136.5 million in the prior year period. Net sales increased due to both higher prices and volume growth primarily from commercial construction demand.

Anvil segment gross profit for the three months ended June 30, 2007 was $39.1 million, an increase of $2.7 million, or 7.4%, compared to $36.4 million in the prior period. Gross margins were 26.7% in both periods.

Anvil segment income from operations for the three months ended June 30, 2007 was $17.4 million, an increase of $5.2 million, or 42.6% compared to $12.2 million for the prior period. As a percentage of net sales, net income was 11.9% in the current period compared to 8.9% in the prior year period. These improved results benefited from higher prices, volume growth and $1.5 million of dumping duties from the federal government recorded as an offset to selling, general, and administrative expenses. The prior year period includes $0.3 million of dumping duties from the federal government.

Corporate

Corporate segment expenses for the three months ended June 30, 2007 were $10.4 million, compared to $7.1 million for the prior year period. This increase is due to higher overall costs associated with operating the Company on a stand-alone basis as a public company, including $2.0 million of expenses for services previously provided by its former parent that were recorded in the U.S. Pipe segment. These charges were discontinued in conjunction with the Company’s separation from its former parent in December 2006.

Nine Months Ended June 30, 2007 As Compared to the Nine Months Ended June 30, 2006 (dollars in millions)

	Nine months ended June 30,
	2007		2006		YTD FY07 vs. YTD FY06
		Percentage of net sales(1)		Percentage of net sales(1)	Increase/ (decrease)	Percentage increase/ (decrease)
	(dollars in millions)
Net sales
Mueller Co.	$575.5	41.9%	$599.0	42.3%	$(23.5)	(4.5)%
U.S. Pipe	405.2	29.5	434.6	30.7	(29.4)	(6.8)
Anvil	414.1	30.1	396.7	28.0	17.4	4.4
Eliminations	(20.7)	(1.5)	(15.0)	(1.1)	(5.7)	38.0
Consolidated	1,374.1	100.0	1,415.3	100.0	(41.2)	(2.9)
Gross profit
Mueller Co.	179.8	31.2	150.6	25.1	29.2	19.4
U.S. Pipe	53.2	13.1	39.3	9.0	13.9	35.4
Anvil	112.0	27.0	83.1	20.9	28.9	34.8
Eliminations	—	—	(0.4)	—	0.4	100.0
Consolidated	345.0	21.1	272.6	19.3	72.4	26.6
Selling, general and administrative
Mueller Co.	59.8	10.4	58.4	9.7	1.4	2.4
U.S. Pipe	28.7	7.1	32.3	7.4	(3.6)	(11.1)
Anvil	68.0	16.4	67.4	17.0	0.6	0.9
Corporate	27.6	2.0	22.4	1.6	5.2	23.2
Consolidated	184.1	13.4	180.5	12.8	3.6	2.0
Related party corporate charges
U.S. Pipe	1.6	0.4	5.8	1.3	(4.2)	(72.4)
Corporate	—	—	0.3	—	(0.3)	(100.0)
Consolidated	1.6	0.1	6.1	0.4	(4.5)	(73.8)
Facility rationalization, restructuring and related costs
U.S. Pipe	—	—	28.6	6.6	(28.6)	(100.0)
Consolidated	—	—	28.6	2.0	(28.6)	(100.0)
Income (loss) from operations
Mueller Co.	120.0	20.9	91.8	15.3	28.2	30.7
U.S. Pipe	22.9	5.7	(27.4)	(6.3)	50.3	183.6
Anvil	44.0	10.6	15.7	4.0	28.3	180.3
Corporate	(27.6)	(2.0)	(22.7)	(1.6)	(4.9)	(21.6)
Consolidated	159.3	11.6	57.4	4.1	101.9	177.5
Interest expense, net of interest income	64.8	4.7	90.1	6.4	(25.3)	(28.1)
Loss on early extinguishment of debt	36.4	2.6	4.1	0.3	32.3	787.8
Income (loss) before income taxes	58.1	4.2	(36.8)	(2.6)	94.9	257.9
Income tax expense (benefit)	24.5	1.8	(25.0)	(1.8)	49.5	198.0
Net income (loss)	$33.6	2.4%	$(11.8)	(0.8)%	$45.4	384.7%

(1)          Percentages are by segment, if applicable.

Consolidated Analysis

Net Sales.   Consolidated net sales for the nine months ended June 30, 2007 were $1,374.1 million, a decrease of $41.2 million, or 2.9%, from $1,415.3 million in the prior year period. The decrease is due primarily to $142.1 million of lower volume primarily attributable to a weakness in residential construction, but is partially offset by higher pricing of $100.9 million. In addition, net sales in the prior year include approximately $30 million in ductile iron pipe sales associated with Hurricane Katrina.

Gross Profit.   Consolidated gross profit for the nine months ended June 30, 2007 was $345.0 million, an increase of $72.4 million, or 26.6% compared to $272.6 million in the prior year period. Gross margin increased to 21.1% in the current period compared to 19.3% in the prior year period. Excluding $91.7 million of prior year costs associated with the closure of U.S. Pipe’s Chattanooga facility and purchase accounting adjustments related to valuing inventory acquired in the Acquisition at fair value, gross margin would have been 25.7% in the prior period. The decline in margin excluding these adjustments is due primarily to declines in the Mueller Co. segment sales volume of higher-margin hydrants and valves, ductile iron pipe volume declines in the U.S. Pipe segment, increased raw material costs, and reduced production throughput in the Mueller Co. segment which are partially offset by a reduction of fixed costs due to plant closures and a favorable U.S. Pipe product mix.

Selling, General & Administrative.   Consolidated expenses for the nine months ended June 30, 2007 were $184.1 million, an increase of $3.6 million, compared to $180.5 million in the prior year period. Expenses as a percentage of net sales increased to 13.4% in the current period compared to 12.8% in the prior year period. This increase is due to higher overall costs associated with operating the Company on a stand-alone basis as a public company.

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

Facility Rationalization, Restructuring and Related Costs.   Restructuring costs of $28.6 million for the nine months ended June 30, 2006 were related to the closure of U.S. Pipe’s Chattanooga, Tennessee plant.

Interest Expense, Net of Interest Income.   Interest expense, net of interest income for the current period was $64.8 million, compared to $90.1 million in the prior year period. Net cash proceeds received from the initial public offering in June 2006 were used to repay debt, resulting in lower interest expense in the current period. The prior year period also includes $2.5 million of expenses from bridge loan commitment fees incurred as a result of the Acquisition.

Loss on Early Extinguishment of Debt.   Loss on early extinguishment of debt for the nine months ended June 30, 2007 was $36.4 million compared to $4.1 million in the prior year period. In May 2007, the Company issued $425 million of 7 3/8% senior subordinated notes and used the proceeds primarily to repurchase the remaining outstanding senior subordinated and senior discount notes. In June 2006, the Company issued equity in its initial public offering and subsequently used the net proceeds to partially redeem outstanding debt.

Income Tax Expense (Benefit).   Income tax expense for the current period was $24.5 million as compared to a benefit of $25.0 million in the prior year period. The effective tax rate for the first nine months of fiscal 2007 was 42%. The effective tax rate for the first nine months of fiscal 2006 was 68%.

Segment Analysis

Mueller Co.

Mueller Co. segment net sales for the nine months ended June 30, 2007 were $575.5 million, a decrease of $23.5 million, or 4.5% from $599.0 million in the prior period. This decline is primarily due to lower volumes of iron gate valves and hydrants, partially offset by the effect of net price increases implemented since January 2006.

Mueller Co. segment gross profit for the nine months ended June 30, 2007 was $179.8 million, an increase of $29.2 million, or 19.4% compared to $150.6 million in the prior year period. Gross margin increased to 31.2% in the current period compared to 25.1% in the prior year period. Included in cost of sales in the prior year period were $53.1 million of purchase accounting adjustments related to valuing inventory acquired in the Acquisition at fair value. Excluding the impact of these adjustments, gross margin would have been 34.0%. The decline in margin excluding these adjustments is due primarily to volume declines in higher-margin iron gate valves and hydrants, higher raw material costs, and reduced production throughput in its facilities.

Mueller Co. segment income from operations for the nine months ended June 30, 2007 was $120.0 million, an increase of $28.2 million compared to $91.8 million in the prior year period. Excluding $53.1 million of purchase accounting adjustments discussed above, operating income declined primarily due to volume declines in iron gate valves and hydrants and certain administrative costs that previously were allocated to the Corporate segment prior to being a stand-alone public company.

U.S. Pipe

U.S. Pipe segment net sales for the nine months ended June 30, 2007 were $405.2 million, a decrease of $29.4 million, or 6.8% from $434.6 million in the prior year period. U.S. Pipe experienced volume decline during the current period of approximately $76 million. The prior year period includes approximately $30 million of sales of ductile iron pipe that was substituted for PVC pipe as a result of Hurricane Katrina. The prior year also includes $15.3 million of net sales from valves and hydrants manufactured at U.S. Pipe’s Chattanooga plant that were transferred to the Mueller Co. segment on January 1, 2006. The remainder of the decline was due to a weak residential construction market. These volume declines were partially offset by higher selling prices and the $21.0 million impact of the acquisition of Fast Fabricators in January 2007.

U.S. Pipe segment gross profit for the nine months ended June 30, 2007 was $53.2 million, an increase of $13.9 million, or 35.4%, compared to $39.3 million in the prior year period. Gross margin increased to 13.1% in the current period compared to 9.0% in the prior year period. Excluding $21.3 million of Chattanooga-closure related costs included in cost of sales, the prior year gross margin would have been 13.9%. The decline in margin excluding these costs is due primarily to volume declines and to higher raw material costs, partially offset by a favorable sales mix.

U.S. Pipe segment income from operations for the nine months ended June 30, 2007 was $22.9 million, an increase of $50.3 million compared to a loss from operations of $27.4 million in the prior year period. The prior year period includes $49.9 million of Chattanooga restructuring and closure-related costs and an additional $4.2 million in related party corporate charges.

Anvil

Anvil segment net sales for the nine months ended June 30, 2007 were $414.1 million, an increase of $17.4 million, or 4.4% from $396.7 million in the prior year period. The increase was due primarily to higher selling prices.

Anvil segment gross profit for the nine months ended June 30, 2007 was $112.0 million, an increase of $28.9 million, or 34.8%, compared to $83.1 million in the prior period. Gross margin increased to 27.0% in the current period compared to 20.9% in the prior year period. Excluding $17.3 million of prior year purchase accounting adjustments related to valuing inventory acquired in the Acquisition at fair value, gross margin in the prior year would have been 25.3%. The increase in margin excluding these costs is due primarily to higher selling prices.

Anvil segment income from operations for the nine months ended June 30, 2007 was $44.0 million, an increase of $28.3 million compared to $15.7 million in the prior period. This increase is primarily related to the $17.3 million of prior year purchase accounting adjustments discussed above and increased selling prices.

Corporate

Corporate segment expenses for the nine months ended June 30, 2007 were $27.6 million, compared to $22.7 million for the prior year period. The increase is due to higher overall costs associated with operating the Company on a stand-alone basis as a public company, including $5.8 million of expenses for services previously provided by its former parent that were recorded in the U.S. Pipe segment. These charges were discontinued in conjunction with the Company’s separation from its former parent in December 2006.

Financial Condition

Cash and cash equivalents were $57.0 million at June 30, 2007, a decrease of $24.4 million from $81.4 million at September 30, 2006. This decrease reflects $92.3 million in cash flows used in investing activities, offset by $62.9 million in cash flows provided by operations, $4.8 million in cash flows provided by financing activities and $0.2 million in cash flows provided by the effect of exchange rate changes on cash.

Accounts receivable were $305.6 million at June 30, 2007, a decrease of $17.3 million from September 30, 2006. The decrease in accounts receivable is due to the continued softness of the housing market. Additionally, during the third quarter of fiscal 2006, the Mueller Co. segment shipped orders at volumes higher than in the prior year period as a result of customer orders placed immediately prior to a May 2006 sales price increase.

Deferred income tax assets were $72.6 million at June 30, 2007, an increase of $30.0 million from September 30, 2006. The increase in deferred tax assets is a result of timing differences between the payment of estimated annual taxes and recording of tax expense during the nine months ended June 30, 2007.

Accounts payable were $107.1 million at June 30, 2007, a decrease of $22.8 million from September 30, 2006. The decrease in accounts payable is due to reductions in raw material purchases in conjunction with the Company’s inventory reduction plan it began implementing during the second quarter of fiscal 2007.

Accrued expenses were $97.2 million at June 30, 2007, a decrease of $19.1 million compared to September 30, 2006. The decrease in accrued liabilities is primarily due to reduced interest accruals as a result of lower debt balances and to payments during November 2006 to March 2007 arising from employee and customer incentive programs which are typically accrued over a twelve month period and paid out once per year.

Statement of Cash Flows

Cash flows from operating activities.   Net cash provided by operations was $62.9 million for the first nine months of fiscal 2007, compared to net cash provided of $93.0 million for the nine months of 2006. Significant items affecting comparability between the current and prior year periods include the following:

•       Current period net income increased $45.4 million over the prior year period.

•       Current period net income includes a $36.4 million pre-tax loss on early extinguishment of debt, or $21 million net of tax, which includes pre-tax non-cash credits of $11.7 million.

•       Current period non-cash compensation expense increased by $7.0 million compared to the prior year period due to equity-based compensation granted to employees subsequent to the May 2006 initial public offering.

•       Prior year period net income included pre-tax non-cash impairment charges of $21.6 million and inventory obsolescence write-downs of $11.4 million as a result of closing the U.S. Pipe Chattanooga, TN plant.

•       The prior year period included $70.4 million of purchase accounting adjustments related to valuing inventory acquired in the Acquisition at fair value.

Cash flows used in investing activities.   In the first nine months of fiscal 2007 net cash used in investing activities was $92.3 million compared to net cash used in the first nine months of 2006 of $76.0 million. This increase in cash used in investing represents increased capital expenditures in the current year period primarily related to completing synergy projects and the acquisition of Fast Fabricators, Inc. The prior year period included a $12.0 million payment to Walter industries for certain matters in conjunction with the initial public offering.

Cash flows from financing activities.   Net cash provided by financing activities was $4.8 million for the first nine months of fiscal 2007, compared to net cash provided in the first nine months of 2006 of $222.6 million. The prior year period financing activities included the receipt of incremental cash from the completion of the borrowing arrangement to purchase Predecessor Mueller, net proceeds from the May 2006 initial public offering, and Walter’s contribution of Predecessor Mueller’s cash, which were partially offset by dividends paid to Walter.

Liquidity and Capital Resources

Historically, our financing requirements have been funded primarily through cash generated by operating activities and borrowings under our revolving credit facility. From time to time, we have also raised additional funds through debt offerings. The Company believes its operating cash flows and existing credit facilities are sufficient to meet the Company’s future liquidity and capital requirements.

During May 2007, through a series of transactions, the Company refinanced its debt, which resulted in lower overall interest rates and greater covenant flexibility. The new 2007 Credit Agreement and new 2007 Senior Subordinated Notes generated cash proceeds of $1,140.0 million. These proceeds were used to pay the 2005 Mueller Term Loan and retire substantially all of the 2004 Senior Subordinated Notes and 2004 Senior Discount Notes.

The 2007 Notes:   In conjunction with the refinancing, on May 24, 2007 the Company issued $425 million aggregate principal amount of 7 3/8% Senior Subordinated Notes due 2017 (the “Notes”). The Notes will mature on June 1, 2017. Interest on the Notes is payable semiannually in arrears on June 1 and December 1 of each year at a fixed rate of 7 3/8% per annum, and the first interest payment will be December 1, 2007.

The Notes are guaranteed by substantially all of the domestic subsidiaries of the Company. The Notes are unsecured senior subordinated debt and rank junior in right of payment to all of the Company’s existing and future senior indebtedness, equal in right of payment with all of the Company’s existing and future senior subordinated indebtedness, senior in right of payment to any of the Company’s future subordinated indebtedness. The Notes will be effectively junior to all liabilities of any of the Company’s foreign subsidiaries, which do not guarantee the Notes.

The Notes restrict the Company’s and the guarantors’ ability to, among other things, make restricted payments, incur debt, issue preferred stock, incur liens, permit dividend or certain other payments to certain subsidiaries, merge, consolidate, sell assets, or engage in transactions with affiliates. The Notes also contain customary events of default, including failure to pay principal or interest on the Notes or the guarantees when due, among others. If an event of default occurs under the Notes, the trustee or the holders of at least 25% in principal amount outstanding of the Notes may declare the principal amount on the Notes to be due and payable immediately.

The Company may redeem the Notes, in whole or in part, at any time on or after June 1, 2012, at specified redemption prices, plus accrued and unpaid interest, if any. In addition, on or prior to June 1, 2010, the Company may redeem up to 35% of the Notes from time to time at a redemption price of 107.375% of the principal amount thereof, plus accrued and unpaid interest, if any, with the net cash proceeds of certain equity offerings. Upon the occurrence of a change in control, the Company must offer to repurchase the Notes at 101% of their principal amount, plus accrued and unpaid interest, if any.

2007 Credit Agreement:   On May 24, 2007, the Company entered into an Amended and Restated Credit Agreement (the “2007 Credit Facility”). The senior credit facilities under the Amended Credit Facility include:

•       a term loan A facility in an initial aggregate principal amount of $150.0 million;

•       a term loan B facility in an initial aggregate principal amount of $565.0 million; and

•       a $300.0 million revolving credit facility with a sub-limit for multi-currency loans and letters of credit.

Letters of credit will reduce availability for borrowings under the revolving credit facility. The revolving credit facility terminates on May 24, 2012, the term loan A facility matures on May 24, 2012 and the term loan B facility matures on May 24, 2014.

Term loan B borrowings under the Amended Credit Facility bear interest, at the Company’s option, at LIBOR plus 175 basis points, or an alternate base rate (as defined in the Amended Credit Facility) plus 75 basis points. The applicable margin for term loan A borrowings and revolving credit borrowings are subject to adjustments based on the leverage ratio, which measures the ratio of consolidated total debt to consolidated EBITDA of the Company and its subsidiaries (each as defined in the Amended Credit Facility). The initial applicable margin is LIBOR plus 150 basis points, or the alternate base rate plus 50 basis points.

The Company will also pay a commitment fee on the unused portion of the revolving credit facility. This fee is payable quarterly in arrears and upon the maturity or termination of the revolving credit facility. The fee is subject to adjustment based on the leverage ratio. The initial fee is 0.375%.

The Company is required to repay the term loan A facility in 11 consecutive quarterly installments equal to $3.8 million on the last business day of each March, June, September and December, commencing in September 2009, with the remaining amount payable on May 24, 2012. The Company is required to repay the term loan B facility in 27 consecutive quarterly installments equal to $1.4 on the last business day of each March, June, September and December, commencing in September 2007, with the remaining amount payable on May 24, 2014.

The senior credit facilities are subject to mandatory prepayment with the net cash proceeds of the sale or other disposition of any property or assets of the Company and its subsidiaries, subject to permitted reinvestments and other specified exceptions. All mandatory prepayment amounts are applied to the prepayment of the term loans pro rata between the term loan A facility and the term loan B facility to reduce the remaining amortization payments of each term loan facility.

All of the Company’s material direct and indirect domestic restricted subsidiaries, and all of the Company’s subsidiaries that guarantee the Notes, are guarantors of the Amended Credit Facility. The Company’s obligations under the Amended Credit Facility are secured by:

•       a first priority perfected lien on substantially all of the existing and after-acquired personal property of the Company and each guarantor, a pledge of all of the stock or membership interest of all of the Company’s existing or future domestic restricted subsidiaries (including of each guarantor), a pledge of no more than 65% of the voting stock of any first-tier foreign restricted subsidiary held by the Company or a guarantor and a pledge of all intercompany indebtedness in favor of the Company or any guarantor;

•       first-priority perfected liens on all of the Company and the guarantors’ material existing and after-acquired real property fee interests, subject to customary permitted liens described in the Amended Credit Facility; and

•       a negative pledge on all of the Company and its restricted subsidiaries’ assets, including our Intellectual property.

The senior credit facilities contain customary negative covenants and restrictions on the Company’s ability to engage in specified activities and contain financial covenants requiring the Company to maintain a specified consolidated leverage ratio of not more than 5.25 to 1.00 and decreasing over time and an interest charge coverage ratio of not less than 2.50 to 1.00. Borrowings under the revolving credit facility are subject to significant conditions, including compliance with the financial ratios included in the Amended Credit Facility and the absence of any material adverse change.

The Company is in compliance with all applicable debt covenants as of June 30, 2007 and anticipates maintaining such compliance.

Letters of Credit and Surety Bonds

The Company uses letters of credit and surety bonds in the ordinary course of business to ensure performance of its contractual obligations. As of June 30, 2007, we had $33.4 million of letters of credit and $17.6 million of surety bonds outstanding. The Company has no other off-balance sheet arrangements.

ITEM 3.                QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Swaps

The Company uses interest rate swap contracts with a cumulative total notional amount of $325 million to hedge against cash-flow variability arising from changes in LIBOR rates in conjunction with its LIBOR-indexed variable rate borrowings. The Company recorded an unrealized gain from its swap contracts, net of tax, of $2.8 million at June 30, 2007 in accumulated other comprehensive income. These swaps have a fair value of $4.9 million at June 30, 2007, which is included in other long-term assets in the accompanying Condensed Consolidated Balance Sheet.

Forward Foreign Currency Exchange Contracts

The Company uses Canadian dollar forward exchange contracts with a cumulative notional amount of $12.2 million to hedge against cash-flow variability arising from changes in the Canadian dollar-U.S. dollar exchange rate in connection with anticipated transactions, primarily our Canadian subsidiaries’ inventory purchases denominated in U.S. dollars. These forwards have a liability fair value of $1.0 million at June 30, 2007, which is included in other long-term liabilities in the accompanying Condensed Consolidated Balance Sheet.

The Company has also entered into Canadian dollar forward exchange contracts reducing the Company’s exposure to currency fluctuations from its Canadian-denominated intercompany loans. The instruments have a cumulative notional amount of $33.2 million. With these instruments, the Company sells Canadian dollars for U.S. dollars at a weighted average rate of $0.873. Gains and losses on these instruments are included in selling, general and administrative expenses in the accompanying Condensed Consolidated Statement of Operations. The Company recorded net losses of $2.4 million and $1.7 million for the three months and nine months ended June 30, 2007, respectively.

Natural Gas Swaps

The Company uses natural gas swap contracts with a cumulative total notional amount remaining as of June 30, 2007 of approximately 620,000 mmbtu to hedge against cash-flow variability arising from changes in natural gas prices on the NYMEX exchange in conjunction with its anticipated purchases of natural gas. These contracts fix the Company’s purchase price for natural gas at prices ranging from $7.10 to $8.16 per mmbtu through September 30, 2008. These swaps are accounted for as effective hedges and have a total liability fair value of $0.1 million at June 30, 2007, which is included in other long-term liabilities in the accompanying Condensed Consolidated Balance Sheet. The Company recorded an unrealized loss from its swap contracts, net of tax, of $0.1 million at June 30, 2007 in accumulated other comprehensive income.

ITEM 4.                CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives.

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls can prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. There are inherent limitations in all control systems, including the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of one or more persons. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and, while our disclosure controls and procedures are designed to be effective under circumstances where they should reasonably be expected to operate effectively, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in any control system, misstatements due to error or fraud may occur and not be detected.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer along with the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon the foregoing, the Chief Executive Officer along with the Chief Financial Officer concluded that our disclosure controls and procedures are effective at providing reasonable assurance that all material information relating to the Company required to be included in our Exchange Act reports is reported in a timely manner.

There have been no significant changes in our internal procedures that significantly affected, or are reasonably likely to affect, our disclosure controls during the three months ended June 30, 2007.

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

The domestic and international markets for flow control products are competitive. While there are only a few competitors for most of our product offerings, many of them are well-established companies with strong brand recognition. In particular, our malleable iron and cast iron pipe fitting products, which together comprised 6% of our net sales for the nine months ended June 30, 2007 and 5% of our net sales for the fiscal years ended September 30, 2006 and 2005, face competition from less expensive imports. Further, our pipe nipple and hanger products and our pipe fittings and couplings products, which together comprised 16% of our net sales for fiscal 2006 and fiscal 2005 and 17% of our net sales for the nine months ended June 30, 2007, compete on the basis of price and are sold in fragmented markets with low barriers to entry, allowing less expensive domestic and foreign products to gain market share and reduce our margins. Also, competition for ductile iron pressure pipe sold by our U.S. Pipe segment comes not only from ductile pipe produced by a concentrated number of domestic manufacturers, but also from pressure pipe composed of other materials, such as polyvinylchloride (PVC), high density polyethylene (HDPE), concrete, fiberglass, reinforced plastic and steel.

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

Approximately 34% and 38% of our net sales for the nine months ended June 30, 2007 and the fiscal year ended September 30, 2006, respectively, were to our 10 largest distributors, and approximately 28% and 32% of our net sales for the nine months ended June 30, 2007 and the fiscal year ended September 30, 2006, respectively, were to our three largest distributors:  HD Supply, Ferguson Enterprises and Consolidated Pipe for the nine months ended June 30, 2007, and HD Supply, Ferguson Enterprises and Groeniger for the fiscal year ended September 30, 2006. Our business relationships with most of our major distributor branches may be terminated at the option of either party upon zero to 60 days’ notice.

While our relationships with our ten largest distributors have been long-lasting, distributors in our industry have experienced significant consolidation in recent years, and our distributors may be acquired by other distributors who buy products from our competitors. For example, Home Depot acquired National Waterworks in 2005 and then acquired Hughes Supply in March 2006. The combined business has been merged into one entity now called HD Supply, which is in the process of being sold to a group of private buyers. As a result, two of our largest distributors have been combined under common control. As consolidation among distributors continues, pricing pressure may result, which could lead to a significant decline in our profitability. Further, our ability to retain our customers in the face of competition generally depends on a variety of factors, including the quality and price of our products and services and our ability to market our products effectively. The loss of either HD Supply or Ferguson Enterprises as a distributor could reduce our levels of sales and profitability.

Our brass valve products contain lead, which may be replaced in the future.

Our brass valve products, which constituted approximately 6% of our net sales for the nine months ended June 30, 2007 and the fiscal year ended September 30, 2006, contain approximately 5.0% lead. Environmental advocacy groups, relying on standards established by California’s Proposition 65, are seeking to eliminate or reduce the content of lead in some of these products, including water meters and valves, and to limit their sale in California. Some of our business units have entered into settlement agreements with these environmental advocacy groups that have required them to either modify some of these products or offer substitutes for them with respect to products sold in California. Modifications of or substitutions for our products to meet or conform with regulatory requirements will require us to purchase more expensive raw materials, and we may not be able to pass these costs on to our customers. Federal legislation to substantially restrict lead content in water products has been introduced in Congress. Congress may adopt legislation that would require us to reduce or eliminate lead in our brass products, which could require us to incur substantial additional production expenses. In addition, advocacy groups or other parties may file suit against us, which could result in additional costs in connection with marketing and selling our brass products.

Our business is subject to risk of price increases and fluctuations and delay in the delivery of raw materials and purchased components.

Our business is subject to the risk of price increases and fluctuations and periodic delays in the delivery of raw materials and purchased components that are beyond our control. Our operations require substantial amounts of raw materials or purchased components, such as steel pipe and scrap steel and iron, brass ingot, sand, resin, and natural gas. Management estimates that scrap metal and ferrous alloys used in the U.S. Pipe manufacturing process account for approximately 42% of the cost to manufacture ductile iron pipe, and raw materials used in our manufacturing processes currently account for approximately 18% of the Mueller Co. and Anvil cost of goods sold. Fluctuations in the price and delivery of these materials may be driven by the supply/demand relationship for a material and factors particular to that material. In addition, if any of our suppliers seeks bankruptcy relief or otherwise cannot continue its business as anticipated or we cannot renew our supply contracts on favorable terms, the availability of raw materials could be reduced or the price of raw materials could increase.

The availability and price of certain raw materials or purchased components, such as steel scrap and brass ingot, are subject to market forces largely beyond our control, including North American and international demand, freight costs, speculation and foreign exchange rates. We generally purchase raw materials at spot prices and generally do not hedge our exposure to price changes. We are not always able, and may not be able in the future, to pass on increases in the price of these raw materials to our customers. In particular, when raw material prices increase rapidly or to significantly higher than normal levels, we may not be able to pass price increases through to our customers on a timely basis, if at all, which could lead to significant reductions of our operating margins and cash flow. Any fluctuations in the price or availability of raw materials or purchased components could significantly reduce our levels of production and sales or impair our profitability.

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

We have recorded a significant amount of goodwill and other identifiable intangible assets. As of June 30, 2007, goodwill was approximately $869.1 million and other identifiable intangible assets were approximately $826.6 million (representing approximately 56% of our total assets). Goodwill and identifiable intangible assets of the Company were recorded at fair value on the date of acquisition. In accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, these assets are reviewed at least annually for impairment. Impairment may result from, among other things, deterioration in our performance, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of or affect the products and services sold by our business, and a variety of other factors. The amount of any quantified impairment must be expensed immediately as a charge to results of operations.

We have a significant amount of debt and we may incur additional debt in the future.

As of June 30, 2007, our total debt was $1,142.0 million. The level of our indebtedness could have important consequences, including:

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

Our debt instruments contain various covenants that limit our ability to engage in certain transactions. Our senior credit facilities also require the maintenance of specified financial ratios and the satisfaction of other financial condition tests. In addition, our debt instruments require us to provide regular financial information to our lenders and bondholders. Such requirements generally may be satisfied by our timely filing with the SEC annual and quarterly reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our ability to satisfy those financial ratios or covenants can be affected by events beyond our control, and there is a risk that we will not meet those tests. A breach of any of these covenants could result in a default under our debt instruments. If an event of default is not remedied after the delivery of notice of default and lapse of any relevant grace period, the holders of our debt would be able to declare it immediately due and payable. Upon the occurrence of an event of default under our senior credit facilities, the lenders could also terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure the indebtedness under our senior credit facilities. We have pledged substantially all of our assets (including our intellectual property), other than the assets of our foreign subsidiaries, as security under the senior credit facilities. If the lenders under our senior credit facilities or holders of our outstanding notes accelerate the repayment of borrowings, we may not have sufficient assets to repay our senior credit facilities and our other indebtedness, which could negatively impact the value of our stock and our ability to operate as a going concern.

Certain of our brass valve products may not be in compliance with National Sanitary Foundation standards, which could limit the ability of municipalities to buy our products.

The National Sanitary Foundation (“NSF”) is a non-profit entity that was contracted by the U.S. Environmental Protection Agency (“EPA”) to issue standards for the water industry. NSF has issued NSF 61, which governs the leaching characteristics of valves and devices that are part of drinking water distribution networks, including certain of our products made from brass. In recent years, a growing majority of states have adopted, by statute or regulation, a requirement that water distribution systems utilize products that comply with NSF 61 and/or are certified as NSF 61 compliant. We, along with others in the industry, are engaged in the lengthy process of attempting to obtain certification of NSF 61 compliance for all of our relevant products. Our sales of brass valve products were approximately 6% of our net sales for the nine months ended June 30, 2007 and the fiscal year ended September 30, 2006. To date we have obtained certification of approximately 95% of our brass valve and fitting products. Approximately 26% of our certified products use “low lead” brass to comply with current NSF 61 requirements. In the event that some of our brass valve products are found not to be in compliance with NSF 61, those products may not be accepted by various municipalities or we may be forced to modify non-conforming products with substitute materials which may require increased cost, thereby impairing our profitability. In addition, if our competitors develop a complete line of NSF 61 compliant brass valve products before we do, we may be placed at a competitive disadvantage which may, in turn, impair our profitability.

Our business may be harmed by work stoppages and other labor relations matters.

We are subject to a risk of work stoppages and other labor relations matters because our hourly workforce is highly unionized. As of June 30, 2007, approximately 73% of our hourly workforce was represented by unions. These employees are represented by locals from approximately six different unions, including the Glass, Molders, Pottery, Plastics and Allied Workers International Union, which is our largest union. Our labor agreements will be negotiated as they expire at various times through September 2010. Work stoppages for an extended period of time could impair our business. Labor costs are a significant element of the total expenditures involved in our manufacturing process, and an increase in the costs of labor could therefore harm our business. In addition, the freight companies who deliver our products to our distributors generally use unionized truck drivers, and our business could suffer if our contractors face work stoppages or increased labor costs.

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

Under the terms of the purchase agreement (the “Tyco Purchase Agreement”) relating to the August 1999 sale by Tyco International Ltd. (“Tyco”) of the Mueller Co. and Anvil businesses to our prior owners, we are indemnified by Tyco for all liabilities arising in connection with the operation of these businesses prior to their sale by Tyco, including with respect to products manufactured or sold prior to the closing of that transaction. The indemnity survives forever and is not subject to any dollar limits. In the past, Tyco has made substantial payments and/or assumed defense of claims pursuant to this indemnification provision. However, we may be responsible for these liabilities in the event that Tyco ever becomes financially unable or fails to comply with, the terms of the indemnity. In addition, Tyco’s indemnity does not cover product liabilities to the extent caused by our products manufactured after that transaction. In June 2007, Tyco was separated into three separate, publicly traded companies. Should the entity or entities that assume Tyco’s obligations under the Tyco Purchase Agreement ever become financially unable or fail to comply with the terms of the indemnity, we may be responsible for such obligations or liabilities. For more information about our potential product liabilities, see “Item 3—Legal Proceedings” in our Annual Report on Form 10-K.

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

Compliance with the securities laws and regulations is likely to make it more difficult and expensive for us to obtain directors’ and officers’ liability insurance and to attract and retain qualified members of our board of directors.

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

Our business depends upon our technology and know-how, which is largely developed internally. While we believe that none of our operating units is substantially dependent on any single patent, trademark, copyright, or other form of intellectual property, we rely on a combination of patent protection and trademark laws, trade secrets protection, employee and third party confidentiality and nondisclosure agreements and technical measures to protect our intellectual property rights. There is a risk that the measures that we take to protect our intellectual property rights may not be adequate to deter infringement or misappropriation or independent third-party development of our technology or to prevent an unauthorized third party from obtaining or using information or intellectual property that we regard as proprietary or to keep others from using brand names similar to our own. The disclosure, misappropriation or infringement of our intellectual property could harm our ability to protect our rights and our competitive position. In addition, our actions to enforce our rights may result in substantial costs and diversion of management and other resources. We may also be subject to intellectual property infringement claims from time to time, which may result in our incurring additional expenses and diverting company resources to respond to these claims.

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

A dispute exists with regard to federal income taxes for fiscal years 1980 through 1994  and 1999 through 2001 allegedly owed by the Walter consolidated group, which included the U.S. Pipe segment during these periods. According to Walter’s Quarterly Report on Form 10-Q for the period ended March 31, 2007, Walter management estimates that the amount of tax claimed by the Internal Revenue Service is approximately $34.0 million for issues currently in dispute in bankruptcy court for matters unrelated to the Company. This amount is subject to interest and penalties. In addition, the IRS has issued a Notice of Proposed Deficiency assessing additional tax of $80.4 million for the fiscal years ended May 31, 2000, December 31, 2000 and December 31, 2001. As a matter of law, the Company is jointly and severally liable for any final tax determination, which means that in the event Walter is unable to pay any amounts owed, the Company would be liable. Walter disclosed in the above mentioned Form 10-Q that they believe their filing positions have substantial merit and that they intend to defend vigorously any claims asserted.

The tax allocation agreement between the Company and Walter allocates to us certain tax risks associated with the spin-off.

Walter effectively controlled all of our tax decisions for periods during which we were a member of the Walter consolidated federal income tax group and certain combined, consolidated or unitary state and local income tax groups. Under the terms of the income tax allocation agreement between Walter and the Company dated as of May 26, 2006, the Company generally computes its tax liability on a stand-alone basis, but Walter has sole authority to respond to and conduct all tax proceedings (including tax audits) relating to our federal income and combined state returns, to file all such returns on behalf of us and to determine the amount of our liability to (or entitlement to payment from) Walter for such periods. This arrangement may result in conflicts of interests between the Company and Walter. In addition, the tax allocation agreement provides that if the spin-off of our Series B common stock by Walter is determined not to be tax-free pursuant to Section 355 of the Internal Revenue Code of 1986, as amended, the Company generally will be responsible for any taxes incurred by Walter or its stockholders if such taxes result from certain of our actions or omissions, and for a percentage of any such taxes that are not a result of our actions or omissions or Walter’s actions or omissions based upon our market value relative to Walter’s market value. Additionally, to the extent that Walter were unable to pay taxes, if any, attributable to the spin-off and for which it is responsible under our allocation agreement, we could be liable for those taxes as a result of being a member of the same consolidated group for the year in which the spin-off occurred.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2007, the Company did not repurchase any shares of its common stock.

Item 6.                      Exhibits

(a) Exhibits

Exhibit No.	Document
4.6

Indenture dated as of May 24, 2007 among Mueller Water Products, Inc., the guarantors named on the signature pages thereto and The Bank of New York (including form of global notes). Incorporated by reference to Exhibit 4.6 to Mueller Water Products Inc. Form 8-K (File no. 001-32892) filed on May 30, 2007.

10.18

Amended and Restated Credit Agreement among Mueller Water Products, Inc., as Borrower, Mueller Group, LLC, as prior borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender, and an L/C Issuer, JPMorgan Chase Bank, N.A., as Syndication Agent, and an L/C Issuer and the lenders named on the signature pages thereto. Incorporated by reference to Exhibit 10.17 to Mueller Water Products Inc. Form 8-K (File no. 001-32892) filed on May 30, 2007.

10.19*

Employment Agreement, dated as of May 1, 2007, between Mueller Water Products, Inc. and Michael Vollkommer. Incorporated by reference to Exhibit 99.2 to Mueller Water Products Inc. Form 8-K (File no. 001-32892) filed on May 14, 2007.

10.20

Amendment No. 1, dated as of June 21, 2007, to Amended & Restated Credit Agreement, dated as of May 24, 2007, among Mueller Water Products, Inc., as Borrower, Mueller Group, LLC, as prior borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender, and an L/C Issuer, JPMorgan Chase Bank, N.A., as Syndication Agent, and an L/C Issuer and the lenders named on the signature pages thereto.

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

MUELLER WATER PRODUCTS, INC.
Date: August 9, 2007	By:	/s/ JEFFERY W. SPRICK
Jeffery W. Sprick
Senior Vice President and Chief Accounting Officer