Form 10-K
period 2007-09-30
Mueller Water Products, Inc.
filed 2007-11-28
CIK 1350593

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-32892

MUELLER WATER PRODUCTS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-3547095
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1200 Abernathy Road N.E.

Suite 1200

Atlanta, GA 30328

(Address of Principal Executive Offices)

Registrant’s telephone number: (770) 206-4200

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Series A Common Stock, par value $0.01	New York Stock Exchange
Series B Common Stock, par value $0.01	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☒  Yes  ☐  No

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

☒  Large accelerated filer  ☐  Accelerated filer  ☐  Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐  Yes  ☒  No

There were 114,896,067 shares of common stock of the Registrant outstanding as of November 14, 2007, composed of 29,051,147 shares of Series A common stock and 85,844,920 shares of Series B common stock. At March 31, 2007, the aggregate market value of the voting and non-voting common stock held by nonaffiliates was approximately $1.5 billion based on the closing sale price as reported on the New York Stock Exchange.

DOCUMENTS INCORPORATED BY REFERENCE

Applicable portions of the Proxy Statement for the Annual Meeting of Stockholders of the Company to be held January 30, 2008 are incorporated by reference into Part III of this Form 10-K.

Introductory Note

In this annual report on Form 10-K (the “annual report”), (1) “Mueller Water,” the “Company,” “we,” “us” or “our” refer to Mueller Water Products, Inc. and its subsidiaries, including Mueller Co., U.S. Pipe and Anvil; (2) “Predecessor Mueller” refers to Mueller Co. and Anvil International, Inc. prior to the Acquisition (as defined under “Selected Financial Data”); (3) “U.S. Pipe” refers to United States Pipe and Foundry Company, LLC, our subsidiary; (4) “Anvil” refers to Anvil International, L.P., our subsidiary and its related businesses and (5) “Mueller Co.” refers to Mueller Co. Ltd., our subsidiary.

Certain of the titles and logos of our products referenced in this annual report are our intellectual property. Each trade name, trademark or servicemark of any other company appearing in this annual report is the property of its holder.

Unless the context indicates otherwise, whenever we refer in this annual report to a particular fiscal year, we mean the fiscal year ending September 30 in that particular calendar year. We manage our business and report operations through three segments, based largely on the products they sell and the markets they serve. Our segments are named after the lead brand in each segment: Mueller®, U.S. PIPE® and Anvil®. Such segments are consistent with the historical reporting for both Predecessor Mueller and U.S. Pipe. Predecessor Mueller had two operating segments, Mueller Co. and Anvil, while U.S. Pipe operated within one segment.

Industry and Market Data

In this annual report, we rely on and refer to information and statistics regarding economic conditions and trends, the flow control product market, and our market share in the sectors of that market in which we compete. In particular, we have obtained general industry information and statistics from the Congressional Budget Office, the U.S. Census Bureau, National Association of Home Builders, Federal Home Loan Mortgage Corporation and Moody’s Investors Service. We believe that these sources of information and estimates are reliable and accurate, but we have not independently verified them.

Although some of the companies that compete in our particular industry segments are publicly held as of the date of this annual report, many are not. Accordingly, other than certain market data with respect to fire hydrants, ductile iron pipe and water valves, no current publicly available information is available with respect to the size of such markets or our relative market strength or competitive position. Our statements about our relative market strength and competitive position in this annual report with respect to other products are based on our management’s belief, internal studies and our management’s judgments concerning industry trends.

Forward-Looking Statements

This report contains certain statements that may be deemed “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). All statements, other than statements of historical fact, that address activities, events or developments that we or our management intends, expects, projects, believes or anticipates will or may occur in the future are forward-looking statements. Such statements are based upon certain assumptions and assessments made by our management in light of their experience and their perception of historical trends, current conditions and expected future developments. Actual results and the timing of events may differ significantly from those projected in such forward-looking statements due to a number of factors, including those set forth in the section entitled “Risk Factors” in Item 1A of Part I of this annual report.

*	All or a portion of the referenced sections have been incorporated by reference from Mueller Water Products’ definitive proxy statement issued in connection with the Annual Meeting of Stockholders to be held on January 30, 2008.

PART I

Item 1.	BUSINESS

Our Company

We are a leading North American manufacturer and marketer of a broad range of water infrastructure and flow control products for use in water distribution networks and treatment facilities. We also act as a distributor, especially in Canada, for products that are manufactured by other companies. Our broad product portfolio includes engineered valves, hydrants, pipe fittings and ductile iron pipe, which are used by municipalities, as well as the commercial and residential construction, oil and gas, heating, ventilation and air conditioning (“HVAC”) and fire protection industries. Our products enjoy leading market positions due to their broad brand recognition and a reputation for quality and service within the markets we serve. We believe we have one of the largest installed bases of iron gate valves and fire hydrants in the United States, and, as of September 30, 2007, our installed products included approximately three million fire hydrants and approximately nine million iron gate valves. Because of the strength of our brands and products, our products are specified for use in all of the top fifty metropolitan areas in the United States. Our large installed base, broad product range and well-known brands have led to long-standing relationships with the key distributors in our industry. Our diverse end markets, extensive distributor and end-user relationships, acquisition strategy and leading market position have contributed to strong operating margins and sales growth. For the year ended September 30, 2007, our net sales were $1,849.0 million and income from operations was $210.0 million.

We manage our business and report operations through three business segments, based largely on the products they sell and the markets they serve: Mueller Co., U.S. Pipe and Anvil. The table below illustrates each segment’s net sales to external customers for the year ended September 30, 2007, as well as each segment’s major products, brand names, market positions and end use markets.

	Mueller Co.	U.S. Pipe	Anvil
(dollars in millions)
Net sales for the year ended September 30, 2007(a)	$775.0	$543.5	$556.6
Selected Product Lines (Brand Position in the U.S. and Canada)(b)	Fire Hydrants (#1) Gate Valves (#1) Butterfly and Ball Valves (#1) Plug Valves (#2) Brass Water Products (#2)	Ductile Iron Pressure Pipe (#1)	Pipe Fittings and Couplings (#1) Grooved Products (#2) Pipe Hangers (#2)
Selected Brand Names	Mueller® Pratt® Milliken® Jones® Hersey® Hydro-Gate®	U.S. PIPE® TYTON® TYTON JOINT® TR FLEX® USI FLEX® FIELD LOK 350® MJ FIELD LOK® TRIM TYTON®	Anvil® AnvilStar™ SPF™ Merit® Gruvlok® Beck® Picoma™ J.B. Smith™ Catawissa™ Anvil-Strut™
Primary End Markets	Water and Wastewater Infrastructure	Water and Wastewater Infrastructure	HVAC Plumbing Industrial Oil, Gas and Fire Protection

(a)	Includes intersegment sales of $26.1 million.

(b)

Brand position information is based on management’s estimates of the overall size of the relevant domestic market segments and of the market share of our principal competitors for the relevant product lines. Where available, the management estimates were based on data provided by third parties, including trade associations, distributors and customers. In other instances, the estimates were based upon internal analysis prepared by our employees and management based on judgments concerning industry trends.

Our segments are named after our leading brands in each segment:

Mueller Co.    Sales of our Mueller Co. segment products are driven principally by spending on water and wastewater infrastructure upgrade, repair and replacement and new water and wastewater infrastructure, which is typically associated with new residential construction. Management estimates that a majority of fiscal 2007 Mueller Co. segment sales were for infrastructure upgrade, repair and replacement and the remainder were for new infrastructure.

U.S. Pipe.    U.S. Pipe products are sold primarily to water works distributors, contractors, municipalities, private utilities and other governmental agencies. A substantial percentage of ductile iron pressure pipe orders result from contracts that are bid by contractors or directly issued by municipalities or private utilities. Management estimates that a majority of fiscal 2007 U.S. Pipe segment sales were for new infrastructure, with the remainder for infrastructure upgrade, repair and replacement.

Anvil.    Anvil products are sold to a wide variety of end-users through its network of wholesale distributors. These distributors are serviced through four domestic regional distribution centers located in Illinois, Nevada, Pennsylvania and Texas and through Anvil’s Canadian distribution divisions. Anvil’s Canadian operations include Mueller Flow Control, which sells primarily to contractors, and Anvil International Canada, which acts as a master distributor by selling Anvil manufactured and internationally sourced products to independent Canadian wholesale distributors.

We believe that our current network of independent flow control distributors is the largest such distribution network in the United States and Canada. We also have approximately 500 inside and outside sales, sales support and warehouse personnel who work directly with end-users.

The Initial Public Offering and the Spin-Off

Mueller Water Products, Inc. is a Delaware corporation that was incorporated on September 22, 2005 under the name Mueller Holding Company, Inc. The Company is the surviving corporation of the merger on February 2, 2006 of Mueller Water Products, LLC and Mueller Water Products Co-Issuer, Inc. with and into Mueller Holding Company, Inc., a Delaware corporation. We changed our name to Mueller Water Products, Inc. on February 2, 2006. On June 1, 2006, Mueller Water completed an initial public offering of its Series A common stock.

After the close of trading on December 14, 2006, Walter Industries, Inc. (“Walter Industries”) distributed to its shareholders approximately 1.65 shares of the Company’s Series B common stock for each share of Walter Industries common stock held by the shareholders of record on December 6, 2006, resulting in the distribution of 85,844,920 shares of the Company’s Series B common stock (the “Spin-off”). Prior to the Spin-off, Walter Industries owned all of our Series B common stock, representing approximately 75% of our economic value and approximately 96% of the combined voting power of all the Company’s voting stock.

Our principal executive offices are located at 1200 Abernathy Road N.E, Suite 1200, Atlanta, Georgia 30328, and our main telephone number at that address is (770) 206-4200.

Business Strategy

Our business strategy is focused on sustaining our market leadership and competitive differentiation, while growing revenues and enhancing profitability. Key elements of our strategy include:

Maintaining Our Market Leadership Positions.    We plan to maintain our market leadership positions in the water infrastructure market by leveraging our large installed base, the specification of our products as accepted for use in a majority of metropolitan areas, our established and extensive distribution channels and our broad range of leading water infrastructure and flow control products.

Continuing to Focus on Operational Excellence.    We will continue to pursue superior product engineering, design and innovation by investing in technologically-advanced manufacturing processes such as lost foam casting and automated molding machinery. We will also seek opportunities to improve manufacturing efficiency, such as through construction of a new automated ductile iron pipe plant (referred to as a “mini-mill”) and increased utilization of our manufacturing facility in China to produce additional products. We will also continue to evaluate sourcing products and materials internationally to lower our costs.

Strengthening Relationship with Key Distributors.    We are focused on enhancing close relationships with the strongest and fastest growing distributors and on leveraging our extensive distributor network to increase sales of our existing products, introduce new products and rapidly expand sales of products of the businesses we acquire. We will continue to develop innovative products for our distributors to market. As an example of our product innovation, our Mueller Co. segment recently introduced two new products that block any reverse flow of water-borne contaminants from a fire hydrant back into the public water main. We are leveraging our AnvilStar operations to establish a lead position in the United States for the import and sale of piping component products, including fittings and couplings manufactured in China and India, and we will continue to seek internationally sourced products.

Focused Acquisition Strategy.    We will selectively pursue attractive acquisitions that enhance our existing product offerings, enable us to enter new markets, expand our technological capabilities and provide synergy opportunities. Over the past six years, we and Predecessor Mueller have acquired and successfully integrated nine businesses within the water infrastructure and flow control markets. In January 2007, we acquired the assets of Fast Fabricators, Inc., one of the largest fabricators of ductile iron pipe serving the water and wastewater treatment plant market in the United States. The acquisition allows us to increase our product offering in the growing water and wastewater treatment plant market, as well as increase the sales of our value-added ductile iron pipe products.

Description of Products

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

•

Mueller Co., through which we sell our hydrants and valves and other water and wastewater infrastructure and gas distribution products described below under various brand names including Mueller®, Pratt®, Hersey®, Jones® and Centurion®

•	U.S. Pipe, through which we sell ductile iron pipe and related products under various brand names including U.S. PIPE® and TYTON®, TR FLEX®, and MJ FIELD LOK® ; and

•	Anvil, through which we sell our pipe fittings and couplings, pipe hangers, pipe nipples and related products under various brand names, including Anvil®, Beck®, Gruvlok®, Merit®, AnvilStar™ and SPF™.

Gross sales amounts are shown in the Mueller Co., U.S. Pipe and Anvil sections below. These amounts include intercompany sales and exclude estimated cash discounts and rebates, which are adjusted from gross sales to derive net sales as reported in the consolidated financial statements.

Mueller Co. Products

Fire Hydrants.    We believe our Mueller Co. segment is the largest manufacturer of dry-barrel fire hydrants in the United States and Canada. New fire hydrant and fire hydrant part sales accounted for approximately $193.1 million and $197.0 million of our gross trade sales in fiscal 2007 and fiscal 2006, respectively. We sell fire hydrants for new water infrastructure development and fire protection systems, as well as water infrastructure repair and replacement projects.

Our fire hydrants consist of an above-ground fire hydrant and a below-ground cast iron pipe that connects to a water main. In dry-barrel hydrants, the valve connecting the barrel of the hydrant and the water main is located below ground at or below the frost line, which keeps the hydrant “dry” and the water source deep enough to ensure that the water does not freeze. We market dry-barrel fire hydrants with the Mueller® and U.S. PIPE® brand names in the United States and the Mueller® and Canada Valve® brand names in Canada. We also make a limited number of wet barrel hydrants, where the valve is placed inside the above-ground hydrant and the barrel contains water in it at all times. Wet barrel hydrants are made for the California and Hawaii markets and sold under the Jones® brand name.

Most municipalities have a limited number of hydrant brands that are approved for installation within their system due to the need to maintain inventories of spare parts for emergency repairs and the desire to ensure a uniform system. We believe that our large installed base of hydrants throughout the United States and Canada and our reputation for superior quality and performance, together with our incumbent specification position, have contributed to our leading market share based on the estimated market share of our key products. Our large installed base of approximately three million hydrants also leads to recurring revenue as components of an installed hydrant are replaced from time to time.

Water and Gas Valves and Related Products.    We believe that our Mueller Co. segment has the broadest product line of valves for residential water and gas systems and that we are one of the largest manufacturers of butterfly valves and water gate valves in the United States and Canada. Water and gas valves and related products accounted for approximately $518.8 million of our gross trade sales in fiscal 2007 and approximately $556.0 million in fiscal 2006. Our industry-leading market position is the result of our strong brand recognition, superior quality and specification acceptance.

All of our valve products are used to control transmission of drinking (potable) water, non-potable water or gas. Our product line includes butterfly, iron gate, tapping, check, plug and ball valves. Water valve products range in size from  3/4 inch to 10 feet. Most of these valves are used in water distribution.

We produce small iron valves, meter bars, and line stopper fittings for use in gas systems and we manufacture machines and tools for tapping, drilling, extraction, installation and stopping-off. These machines and tools are designed to work with our water and gas fittings and valves as an integrated system. We believe that we are one of the largest manufacturers in the line stopper fittings and machines sector in the United States and Canada.

Other Mueller Co. Products.    Other Mueller Co. segment products include: pipe repair products, such as repair clamps and couplings used to repair leaks in water and gas distribution systems, and municipal castings, such as manhole covers and street drain grates. We market these products under the Mueller® and Jones® brand names. These products accounted for $69.7 million of Mueller Co.’s gross trade sales in fiscal 2007 and $58.0 million in fiscal 2006.

U.S. Pipe Products

U.S. Pipe manufactures and sells a broad line of ductile iron pressure pipe, restraint joint products, fittings and other ductile cast iron products. Founded in 1899 and headquartered in Birmingham, Alabama, it is one of the nation’s largest producers of ductile iron pressure pipe based on industry shipping information provided by the Ductile Iron Pipe Research Association. U.S. Pipe’s net sales were $537.1 million in fiscal 2007, $594.7 million in fiscal 2006 and $456.9 million in the nine months ended September 30, 2005. The sales in fiscal 2006 and fiscal 2005 also reflect a small amount of sales of valve and hydrant product lines that were transferred to our Mueller Co. segment in January 2006.

U.S. Pipe manufactures and markets a complete line of ductile iron pipe ranging from 4 inches to 64 inches in diameter as well as various metric sizes, in lengths up to 20 feet. Ductile iron pressure pipe is used primarily for potable water distribution systems, small water system grids, reinforcing distribution systems (including looping grids and supply lines) and for major water transmission mains and wastewater collection systems, sewer force mains, and water and wastewater treatment plants.

Anvil Products

Anvil manufactures a variety of pipe fittings and couplings, pipe hangers, pipe nipples and related products. Anvil’s net sales were $555.8 million in fiscal 2007 and $534.6 million in fiscal 2006, of which approximately $200.4 million and $179.4 million, respectively, were sales of products imported or otherwise not manufactured by Anvil. Our products are principally used in fire protection systems and HVAC applications.

Pipe Fittings and Couplings.    We are one of the largest manufacturers of threaded and grooved pipe fittings and couplings in the United States and Canada. Pipe fittings and couplings join two pieces of pipe together. Listed below are the four primary categories of pipe fittings and couplings that we manufacture.

•

Malleable Iron Fittings and Unions.    Malleable iron is a cast iron that is heat-treated to make it stronger, which allows us to use a thinner wall and results in a lighter product. Malleable iron is primarily used to join pipe in various gas, plumbing and HVAC applications.

•

Cast Iron Fittings.    We believe we are one of the largest manufacturers of cast iron fittings in the United States and Canada. Cast iron is the most economical threaded fittings material and is typically used in low pressure applications such as sprinkler systems and other fire protection systems. We believe that the substantial majority of our cast iron product is used in the fire protection industry, with the remainder used in steam and other HVAC applications.

•

Grooved Fittings and Couplings.    We believe we are one of the largest manufacturers of grooved products in the United States and Canada. Unlike typical pipe connections, where pipes are connected by screwing them into a fitting or welding them together, grooved products use a threadless pipe-joining method that does not require welding. We purchase privately labeled products, including grooved copper and stainless steel fittings, to complement our grooved product offerings and enable us to better serve our customers’ project requirements.

•

Threaded Steel Pipe Couplings.    We believe we are one of the largest manufacturers of threaded steel pipe couplings in the United States and Canada. Threaded steel pipe couplings are used in the plumbing and electrical markets to join pipe and conduit and by pipe mills as threaded end protectors.

Pipe Hangers.    We believe we are one of the largest manufacturers of pipe hangers in the United States and Canada. Pipe hangers are used to attach the pipe to the building structure and are used in fire sprinkler systems, HVAC applications and power and petrochemical plants. We have retained a strong core engineering staff and believe that we are the leader in technical competency in this sector.

Pipe Nipples.    We believe we are also one of the largest manufacturers of pipe nipples in the United States and Canada. Pipe nipples are used to expand or compress the flow between pipes of different diameters. The pipe nipple product line is a complementary product offering and is packaged (1) with cast iron for the fire protection market, (2) with malleable iron for the industrial market, (3) with our forged steel product line for the oilfield and chemical markets and (4) as a general plumbing market item.

Other Piping System Products.    In addition to the key products that we have described above, we sell (1) products sourced outside the United States and Canada through our AnvilStar business, (2) products that we purchase from third parties and (3) many other products that we manufacture, including (a) oilfield products, such as forged steel pipe fittings, hammer unions, bull plugs and swage nipples which are used to connect pipe in oil and gas applications and (b) electrical products, such as standard steel and PVC conduit couplings and elbows used to carry wire and cable in electrical applications.

Sales, Marketing and Distribution

Mueller Co. Products

Our Mueller Co. segment sells its products to a wide variety of end-users, including municipalities, publicly and privately owned water and wastewater utilities, gas utilities, fire protection and construction contractors. These products are usually sold to our distributors; distributors then sell these products to contractors who have won a contract to construct, replace or upgrade a water, wastewater, gas or fire protection system for an end-user or non-residential facility. In some cases, end-users of Mueller Co. segment products, including municipalities and utilities, buy products directly from Mueller Co., most often as part of a program to repair, replace or upgrade existing infrastructure. Sales of our Mueller Co. segment products are heavily influenced by the specifications in those contracts.

At September 30, 2007, Mueller Co. had a sales force of 90 dedicated employee sales representatives in the field and 66 non-employee manufacturer’s representatives, as well as a team of 121 in-house marketing and sales professionals. Our field sales and manufacturers representatives call on municipalities, water companies and other end-users to ensure that the products specified are comparable to Mueller Co. products. In addition, to ensure consistency, municipalities often require that contractors use the same products that have been historically used in that municipality.

The large installed base, broad product range and well known brands of Mueller Co. have led to our long-standing relationships with all of the leading distributors in the industries Mueller Co. serves. For most of the Mueller Co. segment products, which are sold through independent distributors, end-users choose the brand or establish product specifications. We generally ship Mueller Co. products, including hydrants and water and gas valves, directly to distributors from our plants. Mueller Co.’s distribution network covers all of the major markets in the United States and Canada. Although we have long-term relationships with most of our top distributors, we typically do not have long-term contracts with our distributors and we do not have written contracts with our two largest distributors. The top two distributors for Mueller Co. accounted, in the aggregate, for approximately 41% of Mueller Co.’s net sales in fiscal 2007 and 44% in fiscal 2006. The loss of either of these distributors could have a material adverse effect on our business. See “Risk Factors—We depend on a group of major distributors for a significant portion of our sales; any loss of these distributors could reduce our sales and continuing consolidation could cause price pressure.”

U.S. Pipe Products

U.S. Pipe products are sold primarily to water works distributors, contractors, municipalities, private utilities and other governmental agencies. A substantial percentage of ductile iron pressure pipe orders result from contracts that are bid by contractors or directly issued by municipalities or private utilities. An increasing portion of ductile iron pressure pipe sales is made through independent water works distributors. U.S. Pipe maintains numerous supply depots in leased space throughout the country.

U.S. Pipe has a sales force of approximately 50 dedicated employee sales representatives in the field and inside sales representatives and sales engineers who sell pipe products throughout the United States. The organization is divided into four geographic territories, each managed by a regional sales manager. International orders are sold directly by U.S. Pipe sales personnel as well as through third-party representatives.

U.S. Pipe’s top customer, a distributor with whom we do not have a written contract, represented approximately 24% of U.S. Pipe’s net sales in fiscal 2007, 29% in fiscal 2006 and 27% in the nine months ended September 30, 2005. We believe the loss of this single customer could have a material adverse effect on our results of operations. See “Risk Factors—We depend on a group of major distributors for a significant portion of our sales; any loss of these distributors could reduce our sales and continuing consolidation could cause price pressure.”

Anvil Products

Anvil segment products, consisting of threaded and grooved pipe fittings and couplings, pipe hangers and nipples, are used in mechanical, fire protection and other piping systems. In fiscal 2007, Anvil manufactured approximately 64% of the product sold and acted as a master distributor for the other 36% of the product sold, which includes internationally sourced product. A master distributor sells product to other distributors.

In the United States, where approximately 72% of sales occurred in fiscal 2007, Anvil sells its products almost exclusively through distributors who then sell the product to a wide variety of end users, including commercial contractors. Our U.S. sales force consists of approximately 144 Anvil sales and customer service associates and approximately 55 independent sales representatives. Anvil products are shipped primarily from our four major regional distribution centers that are strategically located to be able to provide 24 hour service as required by our customers.

In Canada, where approximately 26% of sales occurred in fiscal 2007, Anvil sells its products primarily to contractors with sales to distributors comprising only 23% of Canadian sales in fiscal 2007. The end users are substantially the same as in the United States. Our Canadian sales force consists of approximately 100 sales and customer service associates. Product is shipped from one of eighteen branch locations with each of the five major provinces having a main or primary service center.

The remaining 2% of fiscal 2007 sales occurred in Europe, the Middle East, Mexico and South America. We operate two warehouses in Europe.

The majority of product types sold by Anvil are not specified by an architect or an engineer but are required to be manufactured to industry specifications, which would include material composition, tensile strength, and various other requirements. Many Anvil products carry the U.L (Underwriters Laboratory), F.M. (Factory Mutual) or other approval ratings. Certain Anvil products, including its grooved and hanger product lines, are sometimes specified in addition to meeting industry standards.

Anvil generally does not have written contracts with distributors, although Anvil has long-term relationships with most of its top distributors. The top three distributors for Anvil accounted, in the aggregate, for approximately 13% of Anvil’s sales in each of fiscal 2007 and fiscal 2006. The loss of any one of these distributors could have a material adverse effect on our business. See “Risk Factors—We depend on a group of major distributors for a significant portion of our sales; any loss of these distributors could reduce our sales and continuing consolidation could cause price pressure.”

Backlog

Backlog is not significant for the Company, except in the Henry Pratt division of our Mueller Co. segment and our U.S. Pipe segment. Our Mueller Co. and Anvil segments generally manufacture products from raw materials in stock and deliver them to customers within two to four weeks from receipt of the order, depending upon customer delivery specifications. At September 30, 2007, the Henry Pratt division had a backlog of approximately $74.8 million compared to $61.8 million at September 30, 2006. The Henry Pratt division has larger backlog than the rest of the Company because it manufactures parts for large projects that typically require design and build specifications. The delivery lead-time for parts used for these projects can be as high as six months. At September 30, 2007, our U.S. Pipe segment had a backlog of ductile iron pipe and fittings of approximately $67.4 million, compared to a backlog of ductile iron pipe, fittings, valves and hydrants for that segment at September 30, 2006 of approximately $62.0 million.

Manufacturing

See “Item 2. Properties” for a description of our principal manufacturing facilities.

Mueller Co.

Our Mueller Co. segment operates 13 manufacturing facilities in the United States, Canada and China. Our manufacturing operations include foundry, machining, fabrication, assembly, testing and painting operations. We believe that our existing manufacturing capacity is sufficient for our near-term requirements and we have no current plans to expand capacity. However, we plan to continue to maximize operational efficiencies throughout all of our plants. These actions may result in future facility closures.

Mueller Co. foundries use two casting techniques, green sand and lost foam. At present, we utilize the lost foam technology for hydrant production in our Albertville, Alabama facility and for gate valve production in our Chattanooga, Tennessee facility. The lost foam process has several advantages over the green sand process for high-volume products, including a reduction in the number of manual finishing operations, lower scrap levels and the ability to reuse the sand. The selection of the appropriate casting method, pattern, core-making equipment, sand and other raw materials depends on the final product and its complexity, specifications, and function as well as intended production volumes.

In October 2006, we announced the closure of the El Monte, California plant. Transfer of its brass valve production to our Decatur plant was completed by July 2007.

U.S. Pipe

Our U.S. Pipe segment currently operates four manufacturing facilities in the United States, which primarily manufacture ductile iron pressure pipe. U.S. Pipe utilizes the DeLavaud centrifugal casting process, which consists of introducing molten iron into a rapidly turning steel mold and relying on the centrifugal force to uniformly distribute the iron around the inner surface of the mold to produce high-quality ductile iron pressure pipe.

U.S. Pipe has announced the development and begun construction of a new, state-of-the-art pipe manufacturing plant. The new facility will be located adjacent to the Bessemer, Alabama manufacturing plant, and will be structured to maximize production efficiencies and to enhance product quality. The new facility is expected to open in the latter half of calendar 2008.

In November 2007, we announced that we plan to cease manufacturing operations at U.S. Pipe’s Burlington, New Jersey facility by February 2008. The facility will continue to be used as a full-service distribution center for customers in the Northeast.

During January 2006, we closed U.S. Pipe’s Chattanooga, Tennessee plant and transferred the iron gate valve and hydrant production of that plant to Mueller Co.’s Chattanooga, Tennessee and Albertville, Alabama plants, respectively.

Anvil

Our Anvil segment operates 12 manufacturing facilities in the United States and Canada. Our manufacturing operations include foundry, machining, fabrication, assembly, testing and painting operations. Anvil products are made in a high volume production environment. Our foundry employs automated vertical and horizontal green sand molding equipment. Our other manufacturing facilities utilize high speed computer controlled machines and other highly automated equipment. Anvil expects to continue to invest in modern manufacturing technology to maintain its competitiveness in quality and productivity.

In recent years Anvil has made investments in manufacturing capacity to meet the increasing demand for oilfield related products.

Raw Materials and Purchased Components

Our products are made using several basic raw materials, including sand, resin, brass ingot, steel pipe, scrap steel and iron, as well as various purchased components. These materials are readily available and are competitively priced. Historically, we have been able to obtain an adequate supply of raw materials and purchased components and do not anticipate any shortage of these materials.

We generally purchase raw materials at spot prices and generally do not have the ability to hedge our exposure to price changes. Our business could be adversely affected by increases in the cost of our raw materials, as we may not be able to fully pass these costs on to our customers. Management estimates that raw materials and purchased components, respectively, used in the manufacturing processes as a percentage of respective segment costs of sales for fiscal 2007 were 11% and 47% for Mueller Co., and 23% and 41% for Anvil. Further, management estimates that raw materials used in the U.S. Pipe manufacturing process accounted for approximately 33% of the U.S. Pipe cost of sales for fiscal 2007. For the purposes of these estimates, raw materials excludes electricity, natural gas, water, oxygen, and other ancillary items.

In fiscal 2006, due to significant increases in the price of copper in calendar year 2006, the spot price of brass ingot, used in the manufacture of the Mueller Co. segment’s brass products and brass components, increased by approximately 80%. The Mueller Co. segment was able to pass much of these cost increases through to its customers by means of price increases in the middle of the fiscal year of approximately 22% on certain brass products, and approximately 12% on hydrants and iron gate valves containing brass components. These product price increases were in addition to the regular, annual Mueller Co. segment product increases made earlier in fiscal 2006. The average purchased costs of brass ingot and scrap iron in fiscal 2007 were 16% and 8% higher than in fiscal 2006, respectively. These prices are expected to fluctuate based on marketplace demand. In fiscal 2006, although the prices of other raw materials remained at the relatively high levels set in the 2005 fiscal year, the prices were unchanged when averaged over the fiscal year.

We can give no assurances that the price of raw materials will remain at the current pricing levels or that we will be able to increase prices to our customers to offset any future cost increases. See “Risk Factors—Our business is subject to risk of price increases and fluctuations and delay in the delivery of raw materials and purchased components.”

Research and Development

We have a dedicated team of research and development (R&D) professionals, who focus on the development of new products as well as on the support, modification and improvement of existing products. Presently, we employ 67 people, including 20 degreed professionals (metallurgists and engineers), dedicated to R&D activities. Our R&D efforts are operated primarily out of our facility in Smithfield, Rhode Island. In addition, our U.S. Pipe segment employs an R&D team in its facility in Bessemer, Alabama.

Ideas are generated by manufacturing, marketing or R&D personnel. In order for a project to move beyond the idea stage, all three disciplines must agree on the suitability of the product and determine an estimated payback. After the approval, it typically takes 6 to 12 months to tool, test and start production. The R&D team typically works on various products simultaneously.

Our total R&D expenditures were approximately $4.6 million in fiscal 2007, $5.7 million in fiscal 2006 and $0.4 million for the nine months ended September 30, 2005.

Patents, Licenses and Trademarks

We have active patents and trademarks relating to the design of our products and trademarks for our brands and products. Most of the patents for technology underlying our products have been in the public domain for many years, and existing third-party patents are not considered, either individually or in the aggregate, to be material to our business. However, the pool of proprietary information, consisting of know-how and trade secrets relating to the design, manufacture and operations of our products is considered particularly important and valuable. We generally own the rights to the products that we manufacture and sell and are not dependent in any material way upon any license or franchise to operate. U.S. Pipe has granted numerous trademark licenses around the world with respect to its uniform family of ductile pipe accessories, such as joint restraint systems.

Seasonality

See “Item 7.—Management’s Discussion and Analysis—Effect of Inflation; Seasonality.”

Competition

The domestic and international markets for flow control products are competitive. However, for most of our product offerings, there are only a few competitors. Although many of our competitors are well-established companies with strong brand recognition, we believe that each of our key product offerings is competitive. Management considers our installed base, product quality, service, brand recognition, price, effectiveness of distribution and technical support to be primary competitive factors.

The competitive environment for our Mueller Co. segment products is mature and stable with limited movement in market share over time. Management believes that our Mueller Co. hydrants and valves enjoy strong competitive positions based largely on their quality and dependability. The principal competitors for Mueller Co. segment hydrants and iron gate valves are McWane, Inc. and American Cast Iron Pipe Company. The primary competitors for Mueller Co.’s brass products are Ford Meter Box and A.Y. McDonald.

The ductile iron pressure pipe industry, in which U.S. Pipe operates, is highly competitive, with a small number of manufacturers of ductile iron pressure pipe and fittings. Major competitors of U.S. Pipe include McWane, Inc., Griffin Ductile Iron Pipe Company and American Cast Iron Pipe Company. Additional competition for ductile iron pressure pipe comes from pipe composed of other materials, such as polyvinyl chloride (PVC), high density polyethylene (HDPE), concrete, fiberglass, reinforced plastic and steel. Although ductile iron pressure pipe is typically more expensive than competing forms of pipe, ductile iron has the advantages of quality, longevity, strength, ease of installation and lack of maintenance problems.

The market for Anvil segment products is highly competitive, price sensitive and vulnerable to the increased acceptance of foreign products. Anvil competes primarily on the basis of price, availability and service. For domestic manufacturing and sales, Anvil’s primary competitor for malleable and cast iron fittings is Ward Manufacturing; for ductile grooved fittings, Anvil’s significant competitors are Victaulic Company and Tyco Engineered Products; and for pipe hangers, Anvil’s principal competitors are ERICO International Corporation, Tolco/Nibco and Carpenter & Paterson, Inc. Anvil products have mechanical and industrial applications, such as HVAC systems, and fire protection applications, such as sprinkler systems. The majority of Anvil products have mechanical and industrial applications, while the remainder is sold into the fire protection, plumbing, electrical and other specialty markets. The mechanical and industrial markets have been slower to accept foreign products than the fire protection market.

Environmental Matters

The Company is subject to a wide variety of laws and regulations concerning the protection of the environment, both with respect to the construction and operation of many of its plants and with respect to remediating environmental conditions that may exist at its own and other properties. The Company believes that it is in substantial compliance with federal, state and local environmental laws and regulations. The Company accrues for environmental expenses resulting from existing conditions that relate to past operations when the costs are probable and reasonably estimable. Expenses charged to the consolidated statements of operations for compliance of ongoing operations and for remediation of environmental conditions arising from past operations were approximately $8.0 million in fiscal 2007, $2.3 million in fiscal 2006 and $4.4 million in the nine months ended September 30, 2005. The Company capitalizes environmental expenditures that increase the life or efficiency of property or that reduce or prevent environmental contamination. Capital expenditures for environmental requirements are anticipated to average approximately $5.8 million per year for the next five years. Capital expenditures for environmental requirements were approximately $16.2 million in fiscal 2007, $4.7 million in fiscal 2006 and $1.7 million in the nine months ended September 30, 2005.

In September 1987, the Company implemented an Administrative Consent Order (ACO) for its Burlington, New Jersey plant that was required under the New Jersey Environmental Cleanup Responsibility Act (now known as the Industrial Site Recovery Act). The ACO required soil and ground water cleanup, and the Company has completed, and has received final approval on, the soil cleanup required by the ACO. U.S. Pipe is continuing to address ground water issues at this site. Further remediation could be required. These remediation costs are expected to be minimal. Long-term ground water monitoring will be required to verify natural attenuation. We do not know how long ground water monitoring will be required. Management does not believe monitoring or further cleanup costs, if any, will have a material adverse effect on the financial condition or results of operations of the Company.

On January 5, 2003, Solutia Inc. and Pharmacia Corporation (collectively “Solutia”) filed suit against U.S. Pipe and a number of co-defendant foundry-related companies in the U.S. District Court for the Northern District of Alabama for contribution and cost recovery allegedly incurred and to be incurred by Solutia in performing remediation of polychlorinated biphenyls (“PCBs”) and heavy metals in Anniston, Alabama, pursuant to a partial consent decree with the United States Environmental Protection Agency (“EPA”). U.S. Pipe and certain co-defendants subsequently reached a settlement with EPA concerning their liability for certain contamination in and around Anniston, which was memorialized in an Administrative Agreement and Order on Consent (“AOC”) that became effective on January 17, 2006. U.S. Pipe has reached a cash-out settlement agreement whereby Phelps Dodge Industries, a co-defendant and co-respondent on the AOC, has assumed U.S. Pipe’s obligation to perform the work required under the AOC.

U.S. Pipe and the other settling defendants contend that the legal effect of the AOC extinguishes Solutia’s claims and they filed a motion for summary judgment to that effect. Discovery in this matter has been stayed while the motion for summary judgment is pending. If the court permits the case to proceed then management will review the claims, but management currently has no basis to form a view with respect to the probability or amount of liability if its motion for summary judgment is unsuccessful.

U.S. Pipe and a number of co-defendant foundry-related companies were named in a putative civil class action case originally filed on April 8, 2005 in the Circuit Court of Calhoun County, Alabama, and removed by defendants to the U.S. District Court for the Northern District of Alabama under the Class Action Fairness Act. The putative plaintiffs in the case filed an amended complaint with the U.S. District Court on December 15, 2006. The amended complaint alleged state law tort claims (negligence, failure to warn, wantonness, nuisance, trespass and outrage) arising from the creation and disposal of “foundry sand” alleged to contain harmful levels of PCBs and other toxins, including arsenic, cadmium, chromium, lead and zinc. The plaintiffs originally sought damages for real and personal property and for other unspecified personal injury. On June 4, 2007, a Motion to Dismiss was granted to U.S. Pipe and certain co-defendants as to the claims for negligence, failure to warn, nuisance, trespass and outrage. The remainder of the complaint was dismissed with leave to file an amended complaint. On July 6, 2007, plaintiffs filed a second amended complaint, which dismissed prior claims relating to U.S. Pipe’s former 10th Street facility and no longer alleges personal injury claims. Plaintiffs filed a third amended complaint on July 27, 2007. U.S. Pipe and the other defendants have moved to dismiss the third amended complaint. Management believes that numerous procedural and substantive defenses are available.

Although Mueller Co. now produces no-lead brass products, most of Mueller Co.’s brass valve products contain approximately 5.0% lead. Environmental advocacy groups, relying on standards established by California’s Proposition 65, are seeking to eliminate or reduce the content of lead in water infrastructure products offered for sale in California. Some of the Company’s subsidiaries have entered into settlement agreements with these environmental advocacy groups to modify products or offer substitutes for sale in California. Legislation to substantially restrict lead content in water infrastructure products has been introduced in the United States Congress. Congress or state jurisdictions other than California may enact legislation similar to Proposition 65 to restrict the content of lead in water products, which could require the Company to incur additional capital expenses to modify production. The Company incurred approximately $8.0 million in capital spending during fiscal year 2006 to implement and update a no-lead brass production line. Also, the Company began consolidating its two existing brass foundries into one facility, capitalizing $2.3 million during fiscal 2007 and $5.8 million during fiscal 2006. The foundry consolidation project was completed during fiscal 2007 with total capital spending of approximately $6.9 million.

In March 2004, the Company’s Anvil segment entered into a Consent Order with the Georgia Department of Natural Resources regarding alleged hazardous waste violations at Anvil’s former foundry facility in Statesboro, Georgia. Pursuant to the Consent Order, Anvil agreed to pay a monetary fine of $50,000 and pay an additional $50,000 to fund a supplemental environmental project. Anvil has also agreed to perform various investigatory and remedial actions at the foundry and its landfill. The total costs are estimated to be between $1.2 million and $1.4 million. The Company maintains an adequate reserve to cover these estimated costs.

During fiscal 2007, the Company incurred approximately $10.4 million of capital costs at its iron foundries to comply with the United States Environmental Protection Agency’s National Emissions Standards for Hazardous Air Pollutants which were issued April 22, 2004. The Company expects to incur an additional $0.1 million during fiscal 2008.

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

In fiscal 2007 and 2005, the Company entered into settlement and release agreements with a former insurer whereby the former insurer agreed to pay $1.6 million and $5.1 million, respectively, net of legal fees, to the Company for historical insurance claims previously expensed as incurred by the Company. Such claims had not previously been submitted to the insurance company for reimbursement. The Company released the insurer of both past and future claims. During fiscal 2005, the Company received $2.8 million in cash and the remainder was received during the quarter ended March 31, 2006. The Company recorded a $5.1 million reduction to selling, general and administrative expenses in fiscal 2005.

Under the terms of the agreement whereby Tyco International Ltd. (“Tyco”) sold the Mueller and Anvil businesses in August 1999 to prior owners (the “August 1999 Tyco Transaction”), Tyco agreed to indemnify the

Company’s predecessor-in-interest (“Predecessor Mueller”), and, by legal succession, the Company and its affiliates, for all “Excluded Liabilities”. Excluded Liabilities include, among other things, substantially all environmental liabilities relating to the time prior to the August 1999 Tyco Transaction. The indemnity survives indefinitely and continues with respect to the Company’s current operations, other than those operations acquired since the August 1999 Tyco Transaction, including the operations of the U.S. Pipe segment. If Tyco ever becomes financially unable to, or otherwise fails to comply with the terms of the indemnity, the Company may be responsible for the Tyco-indemnified obligations. In addition, Tyco’s indemnity does not cover environmental liabilities to the extent caused by the Company or Predecessor Mueller or the operation of the Company’s business after the August 1999 Tyco Transaction, nor does it cover environmental liabilities arising with respect to businesses or sites acquired after the August 1999 Tyco Transaction.

See “—Legal Proceedings” for descriptions of material litigation and other legal proceedings relating to environmental matters.

Regulatory Matters

The production and marketing of our products is subject to the rules and regulations of various federal, state and local agencies, including laws governing our relationships with distributors. Regulatory compliance has not had a material effect on our results to date. We are not aware of any pending legislation that is likely to have a material adverse effect on our operations. See “—Legal Proceedings,” “Risk Factors—Our brass valve products contain lead, which may replaced in the future”.

Employees

We employ approximately 6,800 people, of whom approximately 91% work in the United States. The hourly employees at our principal United States manufacturing plants and foundries in Albertville, Alabama; Bessemer, Alabama; Birmingham, Alabama; Union City, California; Aurora, Illinois; Decatur, Illinois; Burlington, New Jersey; Columbia, Pennsylvania; Chattanooga, Tennessee; Houston, Texas; and Henderson, Tennessee are represented by unions, as are the hourly employees at two of our four distribution centers. Our operations in Canada at St. Jerome and at Simcoe are also unionized. As of September 30, 2007, approximately 68% of our hourly workforce was represented by unions.

The contracts with our union employees at our eight largest manufacturing facilities expire at different times: Union City in December 2007, Burlington and Columbia in April 2008, Albertville in September 2008, Birmingham in January 2009, Chattanooga in September 2010, Bessemer in October 2010, and Decatur in June 2012.

Union contracts at other facilities expire as follows: Henderson in December 2007, Simcoe in November 2008, Houston in January 2009 and Aurora in August 2011.

In addition, approximately 100 of our employees are represented by various unions at our Anvil distribution facilities located in British Columbia; Montreal, Quebec; Bloomington, Minnesota; Cincinnati, Ohio; Taylor, Michigan; and University Park, Illinois.

We believe that relations with our employees, including those represented by unions, are good. The last major union strike was in 1989 at the U.S. Pipe Bessemer, Alabama facility. The strike lasted six weeks.

Geographic Information

More than 99% of our sales for fiscal 2007 were to U.S. and Canadian customers.

Item 1A.	RISK FACTORS

Risks Relating to Our Business

Our business may suffer as a result of the recent dramatic downturn in the housing market.

Our business depends on new water and wastewater infrastructure spending, which is dependent upon residential construction. Recently, there have been steep declines in sales of new homes, which have adversely impacted our volume in recent periods. Although the residential building market is cyclical, it is unclear when this decline will subside. An extended downtown in the residential building markets will negatively affect our sales, profitability and cash flows.

A portion of our business relies on government spending related to infrastructure upgrades, repairs and replacements, or in the cyclical non-residential building market.

A portion of our business depends on spending on water and wastewater infrastructure upgrades, repairs and replacement, and non-residential construction. We are also subject to general economic conditions, the need for construction projects, interest rates and government incentives provided for public work projects. In addition, a significant percentage of our products are ultimately used by municipalities or other governmental agencies in public water transmission and collection systems. As a result, our sales could decline as a result of declines in the number of projects planned by public water agencies, government spending cuts, general budgetary constraints, difficulty in obtaining necessary permits or the inability of government entities to issue debt. It is not unusual for water projects to be delayed and rescheduled for a number of reasons, including changes in project priorities and difficulties in complying with environmental and other government regulations. Spending growth in the infrastructure upgrades, repairs and replacements sector may slow in the future if state and local governments’ budgets are negatively impacted by downturns in the economy. Even if favorable economic conditions exist, state and local governments may choose not to address deferred infrastructure needs. Recently, there have been steep declines in sales of both new and existing homes, which have impacted our volume in recent periods. The non-residential building market is cyclical. A decline in governmental spending on infrastructure could lead to a decline in our sales, profitability and cash flows.

We depend on a group of major distributors for a significant portion of our sales; any loss of these distributors could reduce our sales and continuing consolidation could cause price pressure.

Approximately 36% and 38% of our fiscal 2007 and 2006 net sales, respectively, were to our ten largest distributors, and approximately 28% and 32% of our net sales for fiscal 2007 and 2006, respectively, were to our three largest distributors: HD Supply, Ferguson Enterprises and Consolidated Pipe for fiscal 2007 and HD Supply, Ferguson Enterprises and Groeniger for fiscal 2006. We do not have written contracts with any of our major distributors. Our business relationships with most of our major distributors may be terminated at the option of either party upon zero to 60 days’ notice.

While our relationships with our ten largest distributors have been long-lasting, distributors in our industry have experienced consolidation in recent years. For example, Home Depot acquired National Waterworks in 2005 and then acquired Hughes Supply in March 2006. The combined businesses have been merged into one entity now called HD Supply, which was sold to a group of private buyers in August 2007. As a result, two of our three previous largest distributors have been combined under common control. In addition, our distributors could be acquired by other distributors who buy products from our competitors. If consolidation among distributors continues, pricing pressure may result, which could lead to a decline in our profitability. Further, our ability to retain our customers in the face of competition generally depends on a variety of factors, including the quality and price of our products and services and our ability to market our products effectively. The loss of either of HD Supply or Ferguson Enterprises as a distributor could reduce our levels of sales and profitability.

Our business is subject to risk of price increases and fluctuations and delay in the delivery of raw materials and purchased components.

Our business is subject to the risk of price increases and fluctuations and periodic delays in the timely delivery of raw materials and purchased components that are beyond our control. Our operations require substantial amounts of raw materials or purchased components, such as sand, resin, brass ingot, steel pipe, scrap steel and iron, as well as purchased components. Management estimates that raw materials and purchased components, respectively, used in the manufacturing processes as a percentage of respective segment costs of sales for fiscal 2007 were 11% and 47% for Mueller Co., and 23% and 41% for Anvil. Further, management estimates that raw materials used in the U.S. Pipe manufacturing process accounted for approximately 33% of the U.S. Pipe cost of sales for fiscal 2007. For the purposes of these estimates, raw materials excludes electricity, natural gas, water, oxygen, and other ancillary items. Supply/demand relationship for a material and factors particular to that material will drive fluctuations in the price and delivery of such materials. In addition, if any of our suppliers seeks bankruptcy relief or otherwise cannot continue its business as anticipated or we cannot renew our supply contracts on favorable terms, the availability of raw materials could be reduced or the price of raw materials could increase.

The availability and price of certain raw materials, such as brass ingot and scrap steel, as well as purchased components are subject to market forces largely beyond our control, including North American and international demand, freight costs, speculation and foreign exchange rates. We generally purchase raw materials at spot prices and generally do not have the ability to hedge our exposure to price changes. We are not always able, and may not be able in the future, to pass on increases in the price of these raw materials to our customers. In particular, when raw material prices increase rapidly or to significantly higher than normal levels, we may not be able to pass price increases through to our customers on a timely basis, if at all, which could lead to reductions of our operating margins and cash flow. Any fluctuations in the price or availability of raw materials or purchased components could reduce our levels of production and sales or impair our profitability.

Our industry is very competitive and some of our products are similar to those manufactured by our competitors.

The domestic and international markets for flow control products are competitive. While there are only a few competitors for most of our product offerings, many of them are well-established companies with strong brand recognition. Our Anvil products in particular compete on the basis of price and are sold in fragmented markets with low barriers to entry. Also, competition for ductile iron pressure pipe sold by our U.S. Pipe segment comes not only from ductile pipe produced by a concentrated number of domestic manufacturers, but also from pressure pipe composed of other materials, such as polyvinylchloride (PVC), high density polyethylene (HDPE), concrete, fiberglass, reinforced plastic and steel.

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

To date, we have successfully managed non-material occurrences of the foregoing events without significant disruption of our operations. Further occurrences of these events could cause a decrease in, or the elimination of, the revenues generated by our key facilities or a substantial increase in the costs of operating such facilities that, in turn, could impair our cash flows and results of operations.

Our brass valve products contain lead, which may be replaced in the future.

Our brass valve products, which constituted approximately 6% of our net sales in fiscal years 2007 and 2006, contain approximately 5.0% lead. Environmental advocacy groups, relying on standards established by California’s Proposition 65, are seeking to eliminate or reduce the content of lead in some of these products, including water meters and valves, and to limit their sale in California. Some of our business units have entered into settlement agreements with these environmental advocacy groups that have required them to either modify some of these products or offer substitutes for them with respect to products sold in California. Modifications of or substitutions for our products to meet or conform with regulatory requirements will require us to purchase more expensive raw materials, and we may not be able to pass these costs on to our customers. Federal legislation to substantially restrict lead content in water products has been introduced in the United States Congress. Congress may adopt legislation that would require us to reduce or eliminate lead in our brass products, which could require us to incur substantial additional production expenses. In addition, advocacy groups or other parties may file suit against us, which could result in additional costs in connection with marketing and selling our brass products.

We have limited experience operating as a stand-alone entity.

We became a stand-alone entity as a result of the Spin-off on December 14, 2006. Our operations as a stand-alone entity may place significant demands on our management, operational and technical resources. Our future performance will depend on our ability to function as a stand-alone entity and on our ability to finance and manage our operations and adapt our information systems to changes in our business. Furthermore, the financial information included in this annual report may not reflect what the operating results and financial condition would have been had we been a separate, stand-alone entity.

We are subject to certain risks inherent in managing a decentralized organization.

We currently have three distinct business segments and operate under a decentralized organizational structure. A decentralized organization requires the imposition of consistent accounting policies, internal controls, procedures and compliance programs across all of our operations to increase efficiency and operating effectiveness and improve corporate information flows. As a new stand-alone entity, we are in the process of implementing such policies, controls, procedures and programs and it could take time for such implementation to be complete. During the implementation period, our decentralized operating approach could result in inconsistent management practices and procedures, which could adversely affect our business.

We may be unsuccessful in identifying or integrating suitable acquisitions, which could impair our growth.

A part of our growth strategy depends on the availability of acquisition candidates with businesses that can be successfully integrated into our existing business and that will provide us with complementary manufacturing capabilities, products, services, or customers. However, we may be unable to identify targets that will be suitable for acquisition. In addition, if we identify a suitable acquisition candidate, our ability to successfully implement the acquisition will depend on a variety of factors, including our ability to finance the acquisition. Our ability to finance our acquisitions is subject to a number of factors, including the availability of adequate cash from operations or of acceptable financing terms and the terms of our debt instruments. In addition, there are many challenges to integrating acquired companies and businesses in our company, including eliminating redundant operations, facilities and systems, coordinating management and personnel, retaining key employees, managing different corporate cultures and achieving cost reductions and cross-selling opportunities. We may not be able to meet these challenges in the future.

We have recorded a significant amount of goodwill and other identifiable intangible assets, and we may never realize the full value of our intangible assets.

We have recorded a significant amount of goodwill and other identifiable intangible assets. As of September 30, 2007, goodwill was $870.6 million and other identifiable intangible assets were $819.3 million. Goodwill and identifiable intangible assets are reviewed at least annually for impairment. Impairment may result from, among other things, deterioration in our performance, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of or affect the products and services sold by our business, and a variety of other factors. The amount of any quantified impairment must be expensed immediately as a charge to results of operations.

We have substantial debt and we may incur additional debt in the future.

As of September 30, 2007, our total debt was $1,100.5 million. The level of our indebtedness could have important consequences, including:

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

We may not be able to generate sufficient cash to service all of our debt and may be forced to take other actions to satisfy our obligations under our debt, which may not be successful.

Our ability to pay or to refinance our debt will depend upon our future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control. There is a risk that our business will not generate sufficient cash flow from operations, that currently anticipated revenue growth and operating improvements will not be realized or that future borrowings will not be available to us in an amount sufficient to enable us to pay our indebtedness, or to fund our other liquidity needs. We cannot assure you that we will maintain a level of liquidity from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.

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

Our debt instruments contain various covenants that limit our ability to engage in certain transactions. Our senior credit facilities also require the maintenance of specified financial ratios. In addition, our debt instruments require us to provide regular financial information to our lenders and bondholders. Such requirements generally may be satisfied by our timely filing with the SEC annual and quarterly reports under the Securities Exchange

Act of 1934, as amended (the “Exchange Act”). Our ability to satisfy those financial ratios or covenants can be affected by events beyond our control, and there is a risk that we will not meet those tests. A breach of any of these covenants could result in a default under our debt instruments. If an event of default is not remedied after the delivery of notice of default and lapse of any relevant grace period, the holders of our debt would be able to declare it immediately due and payable. Upon the occurrence of an event of default under our senior credit facilities, the lenders could also terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure the indebtedness under our senior credit facilities. We have pledged substantially all of our assets (including our intellectual property), other than the assets of our foreign subsidiaries, as security under the senior credit facilities. If the lenders under our senior credit facilities or holders of our outstanding notes accelerate the repayment of borrowings, we may not have sufficient assets to repay our senior credit facilities and our other indebtedness, which could negatively impact the value of our stock and our ability to operate as a going concern.

Our business may be harmed by work stoppages and other labor relations matters.

We are subject to a risk of work stoppages and other labor relations matters because our hourly workforce is highly unionized. As of September 30, 2007, approximately 68% of our hourly workforce was represented by unions. These employees are represented by locals from approximately six different unions, including the Glass, Molders, Pottery, Plastics and Allied Workers International Union, which is our largest union. Our labor agreements will be negotiated as they expire at various times through June 2012. Work stoppages for an extended period of time could impair our business. Labor costs are a significant element of the total expenditures involved in our manufacturing process, and an increase in the costs of labor could therefore harm our business. In addition, the freight companies that deliver our products to our distributors generally use unionized truck drivers, and our business could suffer if our contractors face work stoppages or increased labor costs.

Our revenues are influenced by weather conditions and the level of construction activity at different times of the year; we may not be able to generate revenues that are sufficient to cover our expenses during certain periods of the year.

Some of our products, including ductile iron pipe, are moderately seasonal, with lower sales in the winter months. This seasonality in demand has resulted in fluctuations in our revenues and operating results. In order to satisfy demand during peak periods, we may incur costs associated with inventory build-up, and there can be no assurance that our projections as to future needs will be accurate. We have a backlog of orders for some products for which we have inadequate inventories, or which are made-to-order. Because much of our expenses are fixed payments, seasonal trends can cause reductions in our profit margin and financial condition, especially during our slower periods.

We may be subject to product liability or warranty claims that could require us to make significant payments.

We would be exposed to product liability claims in the event that the use of our products results, or is alleged to result, in bodily injury or property damage. There is a risk that we will experience product liability or warranty losses in the future or that we will incur costs to defend such claims. Such losses and costs may be material. While we currently have product liability insurance, our product liability insurance coverage may not be adequate for any liabilities that may ultimately be incurred or the coverage may not continue to be available on terms acceptable to us. A successful claim brought against us in excess of our available insurance coverage could require us to make significant payments or a requirement to participate in a product recall may harm our reputation or profitability.

We rely on Tyco to indemnify us for certain liabilities and there is a risk that Tyco may become unable or fail to fulfill its obligations.

Under the terms of the purchase agreement (the “Tyco Purchase Agreement”) relating to the August 1999 sale by Tyco International Ltd. (“Tyco”) of the Mueller Co. and Anvil businesses to our prior owners, we are indemnified by Tyco for all liabilities arising in connection with the operation of these businesses prior to their sale by Tyco, including with respect to products manufactured or sold prior to the closing of that transaction. The indemnity survives forever and is not subject to any dollar limits. In the past, Tyco has made substantial payments and/or assumed defense of claims pursuant to this indemnification provision. However, we may be responsible for these liabilities in the event that Tyco ever becomes financially unable or fails to comply with, the terms of the indemnity. In addition, Tyco’s indemnity does not cover product liabilities to the extent caused by our products manufactured after that transaction. In June 2007, Tyco was separated into three separate, publicly traded companies. Should the entity or entities that assume Tyco’s obligations under the Tyco Purchase Agreement ever become financially unable or fail to comply with the terms of the indemnity, we may be responsible for such obligations or liabilities. For more information about our potential product liabilities, see “Item 3—Legal Proceedings”.

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

Compliance with the securities laws and regulations is likely to make it more difficult and expensive for us to maintain directors and officers liability insurance and to attract and retain qualified members of our board of directors.

We expect the Sarbanes-Oxley Act and the rules and regulations subsequently implemented by the SEC and the Public Company Accounting Oversight Board to continue to impose compliance burdens and costs on our operations. Those rules and regulations may make it more difficult and expensive for us to maintain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to maintain coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and executive officers.

If we fail to protect our intellectual property, our business and ability to compete could suffer.

Our business depends upon our technology and know-how, which is largely developed internally. While we believe that none of our operating units is substantially dependent on any single patent, trademark, copyright, or other form of intellectual property, we rely on a combination of patent protection, copyright and trademark laws, trade secrets protection, employee and third party confidentiality and nondisclosure agreements and technical measures to protect our intellectual property rights. There is a risk that the measures that we take to protect our intellectual property rights may not be adequate to deter infringement, misappropriation or independent third-party development of our technology or to prevent an unauthorized third party from obtaining or using information or intellectual property that we regard as proprietary or to keep others from using brand names similar to our own. The disclosure, misappropriation or infringement of our intellectual property could harm our competitive position. In addition, our actions to enforce our rights may result in substantial costs and diversion of management and other resources. We may also be subject to intellectual property infringement claims from time to time, which may result in our incurring additional expenses and diverting company resources to respond to these claims.

If transportation for our ductile iron pipe products becomes unavailable or uneconomic for our customers, our ability to sell ductile iron pipe products would suffer.

Transportation costs are a critical factor in a customer’s purchasing decision. Increases in transportation costs could make our ductile iron pipe products less competitive with the same or alternative products from competitors.

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

After the close of trading on December 14, 2006, Walter Industries distributed to its stockholders approximately 1.65 shares of our Series B common stock for each share of Walter Industries common stock held by the stockholders of record on December 6, 2006, resulting in the distribution of 85,844,920 shares of our Series B common stock in a transaction intended to qualify as a tax-free spin-off under Section 355 of the Internal Revenue Code of 1986, as amended. Prior to this distribution, Walter Industries owned all of our Series B common stock, representing approximately 75% of our economic value and approximately 96% of the combined voting power of all our voting stock.

Each member of a consolidated group for federal income tax purposes is severally liable for the federal income tax liability of each other member of the consolidated group for any year in which it is a member of the group at any time during such year. Each member of the Walter Industries controlled group, which included the Company (including our subsidiaries) through December 14, 2006, is also jointly and severally liable for pension and benefit funding and termination liabilities of other group members, as well as certain benefit plan taxes. Accordingly, the Company could be liable under such provisions in the event any such liability is incurred, and not discharged, by any other member of the Walter Industries consolidated or controlled group for any period during which the Company was included in the Walter Industries consolidated or controlled group.

A dispute exists with regard to federal income taxes for fiscal years 1980 through 1994 and 1999 through 2001 allegedly owed by the Walter Industries consolidated group, which included the U.S. Pipe segment during these periods. According to Walter Industries’ quarterly report on Form 10-Q for the period ended September 30, 2007, Walter Industries’ management estimates that the amount of tax claimed by the IRS is approximately $34.0 million for issues currently in dispute in bankruptcy court for matters unrelated to the Company. This amount is subject to interest and penalties. In addition, the IRS has issued a Notice of Proposed Deficiency assessing additional tax of $82.2 million for the fiscal years ended May 31, 2000, December 31, 2000 and December 31, 2001. As a matter of law, the Company is jointly and severally liable for any final tax determination, which means that in the event Walter Industries is unable to pay any amounts owed, the Company would be liable. Walter Industries disclosed in the above mentioned Form 10-Q that they believe their filing positions have substantial merit and that they intend to defend vigorously any claims asserted.

The tax allocation agreement between the Company and Walter Industries allocates to us certain tax risks associated with the Spin-off.

Walter Industries effectively controlled all of our tax decisions for periods during which we were a member of the Walter Industries consolidated federal income tax group and certain combined, consolidated or unitary state and local income tax groups. Under the terms of the income tax allocation agreement between Walter

Industries and the Company dated as of May 26, 2006, the Company generally computes its tax liability on a stand-alone basis, but Walter Industries has sole authority to respond to and conduct all tax proceedings (including tax audits) relating to our federal income and combined state returns, to file all such returns on behalf of us and to determine the amount of our liability to (or entitlement to payment from) Walter Industries for such periods. This arrangement may result in conflicts of interests between the Company and Walter Industries. In addition, the tax allocation agreement provides that if the Spin-off of our Series B common stock by Walter Industries is determined not to be tax-free pursuant to Section 355 of the Internal Revenue Code of 1986, as amended, the Company generally will be responsible for any taxes incurred by Walter Industries or its stockholders if such taxes result from certain of our actions or omissions and for a percentage of any such taxes that are not a result of our actions or omissions or Walter Industries’ actions or omissions taxes based upon our market value relative to Walter Industries’ market value. Additionally, to the extent that Walter Industries was unable to pay taxes, if any, attributable to the spin-off and for which it is responsible under our tax allocation agreement, we could be liable for those taxes as a result of being a member of the same consolidated group for the year in which the Spin-off occurred.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

The following charts describe our principal properties.

Corporate

Location	Activity	Size (sq. ft.)	Owned or Leased
Atlanta, GA	Corporate headquarters	24,728	Leased

Mueller Co. Segment

Location	Activity	Size (sq. ft.)	Owned or Leased
Decatur, IL	Administrative headquarters, foundry, fabrication, machine shop	467,044	Owned
Albertville, AL	Foundry, fabrication, machine shop	422,481	Leased
Aurora, IL	Fabrication, machine shop	146,880	Owned
Bethlehem, PA	Fabrication, machine shop	104,000	Leased
Brownsville, TX	Machine shop	50,000	Leased
Chattanooga, TN	Foundry, fabrication, machine shop	525,000	Owned
Cleveland, NC	Machine shop	190,000	Owned
Cleveland, TN	Fabrication, machine shop	40,000	Owned
Hammond, IN	Fabrication, machine shop	51,160	Owned
Jingmen, China	Machine shop	154,377	Owned
Murfreesboro, TN	Assembly	11,400	Owned
Murfreesboro, TN	Fabrication, assembly	12,000	Leased
St. Jerome, Quebec	Foundry, machine shop	55,000	Owned

Our Mueller Co. segment operates two regional distribution centers in Canada. The centers are located in Barrie, Ontario and Calgary, Alberta and have lease terms that expire in 2011.

U.S. Pipe Segment

Location	Activity	Size (sq. ft.)	Owned or Leased
Birmingham, AL	Administrative headquarters	66,000	Owned
Bessemer, AL	Foundry, machine shop	648,000	Owned
Birmingham, AL	Foundry, machine shop	360,000	Owned
Union City, CA	Foundry, machine shop	139,000	Owned
Burlington, NJ	Foundry, machine shop, assembly	329,000	Owned

The Company is currently expanding its manufacturing capacity at the Bessemer, Alabama facility with the recent acquisition of a 314,000 square foot facility adjacent to our existing Bessemer facility, which will be used to house the mini-mill. Fast Fabricators operates 11 small manufacturing facilities which are primarily leased.

Anvil Segment

Location	Activity	Size (sq. ft.)	Owned or Leased
Portsmouth, NH	Administrative headquarters	13,740	Leased
Aurora, OH	Pipe cutting, machine shop	39,650	Leased
Columbia, PA	Foundry, galvanizing, painting, assembly, machine shop	663,000	Owned
Greencastle, PA	Bending, pipe cutting, machine shop	132,743	Owned
Henderson, TN	Stamping, fabrication, assembly, machine shop	207,942	Owned
Houston, TX	Machine shop	45,988	Owned
Longview, TX	Assembly, machine shop	114,000	Owned
North Kingstown, RI	Painting, fabrication, assembly, machine shop	136,868	Leased
Pottstown, PA	Forming, fabrication, assembly, machine shop	46,000	Owned
Santa Fe Springs, CA	Pipe cutting, machine shop	37,815	Leased
Simcoe, Ontario	Fabrication, machine shop	145,000	Owned
Waynesboro, PA	Pipe cutting, machine shop	53,051	Owned

We operate four leased regional distribution centers in the United States for our Anvil products. See “Business—Sales, Marketing and Distribution.” The United States centers are located in Sparks, Nevada; Columbia, Pennsylvania; University Park, Illinois; and Grand Prairie, Texas and have lease terms that expire between November 2007 and December 2013. In addition, we operate 27 smaller warehouses throughout the United States and Canada to support our Anvil operations.

Our leased properties have terms that expire between November 2007 and September 2017.

We consider our plants and equipment to be well-maintained and believe our plants will have sufficient capacity to meet our present and anticipated future needs for the next five years. All of our domestic facilities leases and leasehold interests are encumbered by liens securing our obligations under our senior credit facilities.

In fiscal 2007, we closed manufacturing facilities of the Mueller Co. segment in Dixon, Illinois and El Monte, California. In November 2007, we announced that we plan to cease manufacturing operations at U.S. Pipe’s Burlington, New Jersey facility. The facility will continue to be used as a full-service distribution center for customers in the Northeast.

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

On January 5, 2003, Solutia Inc. and Pharmacia Corporation (collectively “Solutia”) filed suit against U.S. Pipe and a number of co-defendant foundry-related companies in the U.S. District Court for the Northern District of Alabama for contribution and cost recovery allegedly incurred and to be incurred by Solutia in performing remediation of polychlorinated biphenyls (“PCBs”) and heavy metals in Anniston, Alabama, pursuant to a partial consent decree with the United States Environmental Protection Agency (“EPA”). U.S. Pipe and certain co-defendants subsequently reached a settlement with EPA concerning their liability for certain contamination in and around Anniston, which was memorialized in an Administrative Agreement and Order on Consent (“AOC”) that became effective on January 17, 2006. U.S. Pipe has reached a cash-out settlement agreement whereby Phelps Dodge Industries, a co-defendant and co-respondent on the AOC, has assumed U.S. Pipe’s obligation to perform the work required under the AOC.

U.S. Pipe and the other settling defendants contend that the legal effect of the AOC extinguishes Solutia’s claims and they filed a motion for summary judgment to that effect. Discovery in this matter has been stayed while the motion for summary judgment is pending. If the court permits the case to proceed then management will review the claims, but management currently has no basis to form a view with respect to the probability or amount of liability if its motion for summary judgment is unsuccessful.

U.S. Pipe and a number of co-defendant foundry-related companies were named in a putative civil class action case originally filed on April 8, 2005 in the Circuit Court of Calhoun County, Alabama, and removed by defendants to the U.S. District Court for the Northern District of Alabama under the Class Action Fairness Act. The putative plaintiffs in the case filed an amended complaint with the U.S. District Court on December 15, 2006. The amended complaint alleged state law tort claims (negligence, failure to warn, wantonness, nuisance, trespass and outrage) arising from the creation and disposal of “foundry sand” alleged to contain harmful levels of PCBs and other toxins, including arsenic, cadmium, chromium, lead and zinc. The plaintiffs originally sought damages for real and personal property and for other unspecified personal injury. On June 4, 2007, a Motion to Dismiss was granted to U.S. Pipe and certain co-defendants as to the claims for negligence, failure to warn, nuisance, trespass and outrage. The remainder of the complaint was dismissed with leave to file an amended complaint. On July 6, 2007, plaintiffs filed a second amended complaint, which dismissed prior claims relating to U.S. Pipe’s former 10th Street facility and no longer alleges personal injury claims. Plaintiffs filed a third amended complaint on July 27, 2007 and U.S. Pipe filed a motion to dismiss the third amended complaint on August 24, 2007. Management believes that numerous procedural and substantive defenses are available.

In the acquisition agreement pursuant to which Tyco International sold the Company’s Mueller Co. and Anvil segments to the prior owners of these businesses in August 1999, Tyco agreed to indemnify the Company and its affiliates for all “Excluded Liabilities.” Excluded Liabilities include, among other things, substantially all liabilities relating to the time prior to the August 1999 Tyco transaction. The indemnity survives indefinitely and is not subject to any deductibles or caps. However, the Company may be responsible for these liabilities in the event that Tyco ever becomes financially unable to or otherwise fails to comply with, the terms of the indemnity. In addition, Tyco’s indemnity does not cover liabilities to the extent caused by the Company or the operation of its business after the August 1999 Tyco transaction, nor does it cover liabilities arising with respect to businesses or sites acquired after the August 1999 Tyco transaction.

Some of our subsidiaries have been named as defendants in a small number of asbestos-related lawsuits. We do not believe these lawsuits, either individually or in the aggregate, are material to our financial position or results of operations.

The Company and its subsidiaries are parties to a number of other lawsuits arising in the ordinary course of their businesses, including product liability cases for products manufactured by the Company and third parties. We provide for costs relating to these matters when a loss is probable and the amount is reasonably estimable. The effect of the outcome of these matters on our future results of operations cannot be predicted with certainty as any such effect depends on future results of operations and the amount and timing of the resolution of such matters. While the results of litigation cannot be predicted with certainty, we believe that the final outcome of such other litigation is not likely to have a materially adverse effect on our consolidated financial statements.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Series A common stock has been listed on the New York Stock Exchange under the trading symbol MWA since May 26, 2006. The Company’s Series B common stock was listed on the New York Stock Exchange under the trading symbol MWA.B effective December 14, 2006. Covenants contained in certain of the debt instruments referred to in Note 8 of “Notes to Consolidated Financial Statements” may restrict the amount the Company can pay in cash dividends. Future dividends will be declared at the discretion of the Board of Directors and will depend on the Company’s future earnings, financial condition and other factors affecting dividend policy.

The shares of Series A and Series B common stock have identical rights except that the Series A common stock has one vote per share and the Series B common stock has eight votes per share. The table below sets forth, for the fiscal periods indicated, the range of high and low closing sales prices of the Series A and Series B common stock and the dividends declared per share:

	Series A		Series B		Dividend Per Share
	High	Low	High	Low
Year ended September 30, 2007
1st fiscal quarter	$16.34	$13.16	$15.03	$14.61	$0.0175
2nd fiscal quarter	16.06	13.63	15.87	13.39	0.0175
3rd fiscal quarter	19.35	13.56	15.99	13.25	0.0175
4th fiscal quarter	16.73	11.77	15.00	10.47	0.0175
Year ended September 30, 2006
3rd fiscal quarter	$18.25	$14.23
4th fiscal quarter	17.52	14.30

As of September 30, 2007, there were 11 stockholders of record of the Series A common stock and 135 stockholders of record of the Series B common stock.

Equity Compensation Plan Information

The information regarding the Company’s compensation plans under which equity securities are authorized for issuance is set forth in “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this annual report.

Sale of Unregistered Securities

The Company did not issue any unregistered securities during the year ended September 30, 2007.

Issuer Purchases of Equity Securities

During the quarter ended September 30, 2007, the Company did not purchase any of its equity securities.

Stock Price Performance Graphs

The following line graphs compare the cumulative quarterly stock market performance of the Company’s Series A common stock and the Company’s Series B common stock with the Russell 2000 Stock Index (“Russell 2000”) and the Dow Jones Industrial-Diversified Index (“Dow Jones Industrial-Diversified”).

Total return values were calculated based on cumulative total return assuming (i) the investment of $100 in the Company’s common stock, the Russell 2000, and the Dow Jones Industrial-Diversified on the dates indicated and (ii) reinvestment of all dividends.

Item 6.	Selected Financial Data

On October 3, 2005, Walter Industries Inc. (“Walter Industries”) acquired all outstanding shares of capital stock of Mueller Water Products, Inc. (“Predecessor Mueller”) and contributed United States Pipe and Foundry Company, LLC (“U.S. Pipe”) to Predecessor Mueller (the “Acquisition”). In accordance with accounting principles generally accepted in the United States of America (“GAAP”), U.S. Pipe is the acquiror of Predecessor Mueller. Accordingly, U.S. Pipe’s historical financial information is used for the Company, and all historical financial data of the Company prior to October 3, 2005 included in this annual report is that of U.S. Pipe. The Consolidated Statements of Operations include the results of operations of Predecessor Mueller beginning October 3, 2005. The following selected financial and other data should be read in conjunction with, and are qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and notes thereto included elsewhere in this annual report.

	For the years ended September 30,			For the nine months ended September 30,		For the years ended December 31,
	2007(a)	2006(a)	2005	2005(j)	2004(j)	2004	2003
Statement of Operations Data:
Net sales	$1,849.0	$1,933.4	$598.1	$456.9	$437.2	$578.4	$465.4
Cost of sales(b)	1,385.8	1,525.7	530.7	402.2	402.9	531.4	427.4

Gross profit	463.2	407.7	67.4	54.7	34.3	47.0	38.0
Selling, general and administrative(c)	251.6	242.1	39.1	25.9	25.0	38.2	43.5
Related party corporate charges(d)	1.6	8.0	7.3	5.4	5.7	7.7	4.8
Restructuring and impairment charges(e)	—	28.6	—	—	0.1	0.1	5.9

Income (loss) from operations	210.0	129.0	21.0	23.4	3.5	1.0	(16.2)
Loss on early extinguishment of debt(f)	36.5	8.5
Interest expense, net of interest income	86.8	107.4	0.4	0.3	0.4	0.5	0.5
Interest expense arising from payable to parent, Walter Industries(g)	—	—	21.1	15.2	13.0	18.9	16.4

Income (loss) before income tax expense (benefit)	86.7	13.1	(0.5)	7.9	(9.9)	(18.4)	(33.1)
Income tax expense (benefit)	38.5	8.0	3.9	2.8	(3.9)	(2.9)	(12.7)

Income (loss) before cumulative effect of change in accounting principle	48.2	5.1	(4.4)	5.1	(6.0)	(15.5)	(20.4)
Cumulative effect of change in accounting principle, net of tax	—	—	—	—	—	—	(0.5)

Net income (loss)	$48.2	$5.1	$(4.4)	$5.1	$(6.0)	$(15.5)	$(20.9)

Income (loss) per share(h)	$0.42	$0.05	$(0.05)	$0.06	$(0.07)	$(0.18)	$(0.23)

Other Data:
Depreciation and amortization	$101.4	$96.9	$25.9	$19.4	$20.0	$26.5	$25.2
Capital expenditures	$88.3	$71.1	$24.4	$16.5	$12.4	$20.4	$15.7

	As of September 30,				As of December 31,
	2007(a)	2006(a)	2005	2004	2004	2003
	(dollars in millions)
Balance Sheet Data:
Cash and cash equivalents(i)	$98.9	$81.4	$—	$0.1	$—	$0.2
Working capital	709.7	680.0	188.7	176.6	163.5	157.0
Property, plant and equipment, net	351.8	337.0	149.2	152.2	152.9	160.1
Total assets	3,009.2	2,989.9	514.7	491.6	473.5	452.9
Intercompany indebtedness to Walter Industries	—	3.6	443.6	435.4	422.8	409.2
Total liabilities	1,698.2	1,762.9	669.9	626.7	618.6	581.9
Total unit/stockholder’s equity (net capital deficiency)	1,311.0	1,227.0	(155.2)	(135.1)	(145.1)	(129.0)

(a)	Data for the years ended September 30, 2007 and 2006 and as of September 30, 2007 and 2006 include results from Predecessor Mueller, which was acquired by the Company on October 3, 2005.

(b)	Cost of sales during the year ended September 30, 2006 includes $70.2 million of purchase accounting adjustments related to valuing inventory acquired in the Acquisition at fair value and $21.3 million of inventory write-offs and unabsorbed overhead costs resulting from the closure of U.S. Pipe’s Chattanooga, Tennessee plant. Cost of sales during the nine months ended September 30, 2005 includes warranty cost of $2.3 million related to a construction project in Kansas City, Missouri.

(c)	Selling, general and administrative expenses include:

Credits for environmental-related insurance settlement benefits of $1.6 million, zero, $5.1 million, $5.1 million and $1.9 million for the years ended September 30, 2007, 2006, and 2005, the nine months ended September 30, 2005 and the year ended December 31, 2004, respectively;

Accrued expenses of $4.0 million relating to environmental liabilities for the year ended December 31, 2004 and a reversal of $1.0 million of that accrual for the year ended September 30, 2006; and

Settlement expenses for a commercial dispute of $1.7 million and settlement expenses for litigation matters of $6.5 million for the year ended December 31, 2003.

(d)	Related party corporate charges represents costs incurred by Walter Industries that were allocated to U.S. Pipe. As of the Spin-off, these charges are no longer allocated to the Company.

(e)	Restructuring and impairment charges for the year ended September 30, 2006 includes $28.6 million to close U.S. Pipe’s Chattanooga, Tennessee plant and transfer the valve and hydrant production of that plant to Mueller Co.’s Chattanooga, Tennessee and Albertville, Alabama plants. These charges primarily included employee benefits costs and the write-off of fixed assets. Restructuring and impairment charges for the year ended December 31, 2003 include $5.9 million to cease operations at the castings plant in Anniston, Alabama. These charges primarily included employee benefits costs and the write-off of fixed assets.

(f)	In 2007, the Company restructured its public notes and term facilities. Loss on early extinguishment of debt relates to paydown of debt in 2006 with the use of IPO proceeds.

(g)	Consists of interest expense allocated by Walter Industries to U.S. Pipe. Following the Acquisition on October 3, 2005, the allocation of the interest expense terminated because the intercompany indebtedness to Walter Industries was contributed to the capital of U.S. Pipe.

(h)	Earnings (loss) per share for all periods presented prior to the year ended September 30, 2006 were determined using 85.8 million shares.

(i)	Prior to the acquisition of Predecessor Mueller on October 3, 2005, cash and cash equivalents were transferred daily to Walter Industries, effectively reducing U.S. Pipe cash to virtually zero on a daily basis. Subsequent to October 3, 2005, all cash was deposited in Company accounts.

(j)	Effective December 30, 2005, U.S. Pipe changed its fiscal year to September 30, which coincides with Predecessor Mueller’s fiscal year end. This change resulted in a nine-month fiscal period in 2005, the year of adoption. Data for the nine months ended September 30, 2004 (unaudited) is shown for comparative purposes only.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto that appear elsewhere in this annual report. This report contains certain statements that may be deemed “forward-looking statements” within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act. All statements, other than statements of historical fact, that address activities, events or developments that the Company’s management intends, expects, projects, believes or anticipates will or may occur in the future are forward-looking statements. Such statements are based upon certain assumptions and assessments made by management in light of their experience and their perception of historical trends, current conditions and expected future developments. Actual results and the timing of events may differ significantly from those projected in such forward-looking statements due to a number of factors, including those set forth in the section entitled “Risk Factors” in Item 1A of Part I of this annual report.

Overview

Organization

The Company was originally organized as United States Pipe and Foundry Company, Inc. and was a wholly-owned subsidiary of Walter Industries, Inc. (“Walter Industries”) since 1969. On October 3, 2005, through a series of transactions (the “Acquisition”), Walter Industries acquired all outstanding shares of capital stock of Mueller Water Products, Inc. (“Predecessor Mueller”), which immediately was converted into Mueller Water Products, LLC, a Delaware limited liability company, and contributed United States Pipe and Foundry Company, LLC (“U.S. Pipe”) to the acquired company. U.S. Pipe is treated as the acquirer of Predecessor Mueller for accounting purposes.

Effective October 3, 2005, U.S. Pipe’s basis of accounting is used for the Company and all historical financial data of the Company included in this annual report is that of U.S. Pipe. The results of operations of Predecessor Mueller are included in the Consolidated Statements of Operations beginning October 3, 2005. In December 2005, U.S. Pipe changed its fiscal year-end to September 30, which coincides with the fiscal year end of Predecessor Mueller.

The discussion of the Company’s results of operations for the year ended September 30, 2006 includes the financial results of Predecessor Mueller from the Acquisition date. The inclusion of these results, plus the continuing integration process, may render direct comparison with the results for prior periods less meaningful. Accordingly, the discussion below addresses, where appropriate, trends that we believe are significant, separate and apart from the impact of the Acquisition. Supplemental information with comparisons of the year ended September 30, 2006 Statements of Operations data to the pro forma twelve months ended September 30, 2005 Statements of Operations data is provided below under the subheadings “Supplemental Information—Results of Operations for the Year Ended September 30, 2006 Compared to Pro Forma Results of Operations for the Twelve Months Ended September 30, 2005”.

Beginning with the quarter ended December 31, 2005, the Company has three operating segments that are named after its leading brands in each segment: Mueller Co. U.S. Pipe, and Anvil.

Business

The Company is a leading North American manufacturer and marketer of a broad range of water infrastructure and flow control products for use in water distribution networks and treatment facilities. The Company manages its business and report operations through three operating segments, based largely on the products they sell and the markets they serve.

•

Mueller Co.    The Mueller Co. segment produces and sells hydrants, valves and related products primarily to the water and wastewater infrastructure markets. Sales of Mueller Co. segment products are driven principally by spending on water and wastewater infrastructure upgrade, repair and replacement and new water and wastewater infrastructure. Subsequent to the Acquisition, effective January 1, 2006, U.S. Pipe transferred its valve and hydrant business to the Mueller Co. segment. Management estimates that a majority of fiscal 2007 Mueller Co. segment sales were for infrastructure upgrade, repair and replacement and the remainder were for new infrastructure. A significant portion of

Mueller Co.’s sales are made through its distributors. For most of Mueller Co.’s products, end-users choose the brand or establish product specifications. Management believes Mueller Co.’s reputation for quality, extensive distributor relationships, installed base and coordinated marketing approach have helped Mueller Co. products to be “specified” as an approved product for use in most major metropolitan areas throughout the United States.

•

U.S. Pipe.    The U.S. Pipe segment produces ductile iron pressure pipe, restraint joints and related products and sells these products and fittings to the water infrastructure market. U.S. Pipe products are sold primarily to water works distributors, contractors, municipalities, private utilities and other governmental agencies. A substantial percentage of ductile iron pressure pipe orders result from contracts that are bid by contractors or directly issued by municipalities or private utilities. To support its customers’ inventory and delivery requirements, U.S. Pipe uses numerous storage depots throughout the country. Management estimates that a majority of fiscal 2007 U.S. Pipe segment sales were for new infrastructure, with the remainder for upgrade, repair and replacement.

•

Anvil.     The Anvil segment produces or sources pipe, fittings, pipe hangers and pipe nipples and a variety of related products and sells these products to a wide variety of end users, including commercial construction contractors, municipalities, publicly and privately owned water and wastewater utilities and gas utilities. Sales of Anvil segment products are driven principally by spending on commercial construction projects.

Developments and Trends

Management has identified the following significant developments, trends, and factors that may impact the Company’s future results:

•

Management anticipates a further decline in residential construction and a continued downturn in new residential construction is likely to negatively impact our operations. In September 2007, new privately-owned housing unit starts declined 26% from September 2006.

•

Management believes the Company will benefit from projected spending increases in the water infrastructure repair and replacement market. The American Water Works Association forecasts that utility capital spending for replace/upgrade infrastructure will increase 17% in 2008, compared to its forecast of 11% in 2007. While management does not expect this level of increased demand for its products in 2008, it does expect public water infrastructure spending to drive high single digit, low double digit net sales growth to this end-market.

•

Management expects a modest growth in commercial construction spending in fiscal 2008. Additionally, Anvil will continue to increase sourcing of products from foreign countries. These sourced products typically have lower gross margins, but management expects to more than offset this through the results of its synergy actions completed in 2007, as well as other cost saving initiatives.

•

On November 6, 2007, the Company announced that it intends to close its ductile iron pipe manufacturing operations in Burlington, N.J. by February 2008, eliminating approximately 180 jobs. The Burlington facility will continue to be used as a full-service distribution center for customers in the Northeast. In connection with this action, management expects to record a restructuring charge of approximately $19.0 million, substantially all of which will be expensed in the quarter ended December 31, 2007. This charge is comprised of approximately $15.0 million of asset write-offs and $4.0 million of cash costs, including severance and other costs associated with the closing. Incremental cash operating expenses associated with the restructuring of approximately $3.0 million are expected to be incurred throughout the nine months ended September 20, 2008.

•	Management expects reduced production and increased raw material and purchased component costs to continue to impact margins in the first half of fiscal 2008.

•

The average purchased costs of brass ingot and scrap iron in fiscal 2007 were 16% and 8% higher than in fiscal 2006, respectively. These prices are expected to fluctuate based on marketplace demand and can be somewhat volatile. The Company is currently planning to implement price increases in 2008 to at least cover rising raw material costs. However, in certain market conditions, the full amount of any such increases may not be sustained.

•

The Company acquired Predecessor Mueller on October 3, 2005. During the fourth quarter of fiscal 2007, management determined that, as the acquirer of Predecessor Mueller, the Company may have exposure with respect to certain state income tax matters of Predecessor Mueller. The Company believes the worst case state tax liability, excluding interest and penalties, related to the pre-acquisition period is approximately $7.5 million. This amount, net of federal tax benefit, has been recorded as an adjustment to goodwill. Also, the Company has estimated that it may incur an additional $1.1 million of state income tax expense related to the three month period subsequent to the acquisition. This amount, net of federal tax benefit, has been recorded as tax expense in the fourth quarter of fiscal 2007. In addition, the fourth quarter of fiscal 2007 includes $1.9 million of estimated interest expense related to these legacy tax obligations. Inherent uncertainties exist in estimates of tax contingencies, and the actual amounts payable could vary.

Results of Operations

Year Ended September 30, 2007 As Compared to Year Ended September 30, 2006

	Year ended September 30,
	2007		2006		2007 vs. 2006
	Amount	Percentage of net sales(1)	Amount	Percentage of net sales(1)	Increase/ (decrease)	Percentage increase/ (decrease)
	(dollars in millions)
Net sales
Mueller Co.	$756.1	40.9%	$804.1	41.6%	$(48.0)	(6.0)%
U.S. Pipe	537.1	29.0	594.7	30.8	(57.6)	(9.7)
Anvil	555.8	30.1	534.6	27.6	21.2	4.0

Consolidated	$1,849.0	100.0%	$1,933.4	100.0%	$(84.4)	(4.4)%

Gross profit (loss)
Mueller Co.	$235.8	31.2%	$223.0	27.7%	$12.8	5.7%
U.S. Pipe	78.0	14.5	62.5	10.5	15.5	24.8
Anvil	149.6	26.9	122.6	22.9	27.0	22.0
Consolidating eliminations	(0.2)	—	(0.4)	—	0.2	(50.0)

Consolidated	$463.2	25.0%	$407.7	21.1%	$55.5	13.6%

Selling, general and administrative
Mueller Co.	$81.1	10.7%	$78.3	9.7%	$2.8	3.6%
U.S. Pipe	43.0	8.0	43.2	7.3	(0.2)	0.5
Anvil	92.2	16.6	90.8	17.0	1.4	1.5
Corporate	35.3	2.0	29.8	1.5	5.5	18.5

Consolidated	$251.6	13.6%	$242.1	12.5%	$9.5	3.9%

Related party corporate charges
Mueller Co.	$—	—%	$—	—%	$—	—
U.S. Pipe	1.6	0.3	7.7	1.3	(6.1)	(79.2)%
Anvil	—	—	—	—	—	—
Corporate	—	—	0.3	—	(0.3)	(100.0)

Consolidated	$1.6	—%	$8.0	0.4%	$(6.4)	(80.0)%

Facility rationalization, restructuring and related costs
Mueller Co.	$—	—%	$—	—%	$—	—%
U.S. Pipe	—	—	28.6	4.8	(28.6)	(100.0)
Anvil	—	—	—	—	—	—

Consolidated	$—	—%	$28.6	1.5%	$(28.6)	(100.0)%

Income (loss) from operations
Mueller Co.	$154.7	20.5%	$144.7	18.0%	$10.0	6.9%
U.S. Pipe	33.4	6.2	(17.0)	(2.9)	50.4	(296.5)
Anvil	57.4	10.3	31.8	5.9	25.6	80.5
Corporate	(35.3)	(1.9)	(30.1)	(1.6)	(5.2)	17.3
Consolidating eliminations	(0.2)	—	(0.4)	—	0.2	(50.0)

Consolidated	210.0	11.4%	129.0	6.7%	81.0	62.8%
Interest expense, net of interest income	86.8	4.7	107.4	5.6	(20.6)	(19.2)
Loss on early extinguishment of debt	36.5	2.0	8.5	0.4	28.0	329.4

Income before income taxes	86.7	4.7	13.1	0.7	73.6	561.8
Income tax expense	38.5	2.0	8.0	0.4	30.5	381.3

Net income	$48.2	2.6%	$5.1	0.3%	$43.1	845.1%

(1)	Segment percentages for gross profit, selling, general and administrative, related party corporate charges, facility rationalization, restructuring and related costs, and income (loss) from operations are calculated using segment net sales.

Consolidated Analysis

Net Sales.    Consolidated net sales for the year ended September 30, 2007 were $1,849.0 million, a decrease of $84.4 million, or 4.4%, from $1,933.4 million in the prior year. Net sales decreases were principally caused by a downturn in residential construction demand. While volume related to repair and replacement work in the municipal sector increased year-over-year, it did not offset weakness in residential construction. Volume declines of approximately $204.0 million were partially offset by higher pricing of approximately $120.0 million and net sales from Fast Fabricators, which was acquired in January 2007. The prior year includes approximately $30.0 million of ductile iron pipe sales resulting from contractors substituting ductile iron pipe for plastic pipe in certain construction projects that were underway immediately after Hurricane Katrina due to the limited availability of plastic pipe.

Gross Profit.    Consolidated gross profit for the year ended September 30, 2007 was $463.2 million, an increase of $55.5 million, or 13.6% compared to $407.7 million in the prior year. Gross margin increased to 25.0% in the current year compared to 21.1% in the prior year. Excluding $91.7 million of prior year costs associated with the closure of U.S. Pipe’s Chattanooga, Tennessee plant and purchase accounting adjustments related to valuing inventory acquired in the Acquisition at fair value, gross margin would have been 25.8% in the prior year.

The decline in margin excluding these adjustments is due primarily to reduced production and lower shipments of higher-margin water infrastructure products such as hydrants and valves, lower ductile iron pipe shipments, and increased raw material and purchased component costs. A decline in sales volume and an initiative to lower inventory levels drove a decision to reduce production. Overall results were partially offset by higher pricing and synergy related cost savings associated with plant consolidations and other expense reduction initiatives.

Selling, General and Administrative.    Consolidated selling, general and administrative expenses for the year ended September 30, 2007 were $251.6 million, an increase of $9.5 million, compared to $242.1 million in the prior year. Expenses as a percentage of net sales increased to 13.6% in the current year compared to 12.5% in the prior year. The increase is due to higher overall costs associated with operating the Company on a stand-alone basis as a public company.

Related Party Corporate Charges.    Certain overhead costs incurred by Walter Industries such as insurance, executive salaries, professional service fees, human resources, transportation, and other centralized business functions were partially allocated to U.S. Pipe and recorded as a component of operating income. The current year includes such charges through December 14, 2006, the date the Company was spun off from Walter Industries.

Facility Rationalization, Restructuring and Related Costs.    Restructuring costs of $28.6 million for the year ended September 30, 2006 were due to the closure of U.S. Pipe’s Chattanooga, Tennessee plant. These costs are comprised of fixed asset impairments of $21.5 million, severance for terminated hourly and salaried employees of $3.8 million, and pension and other post-employment benefit costs of $3.3 million.

Interest Expense, Net of Interest Income.    Interest expense, net of interest income for the year ended September 30, 2007 was $86.8 million, compared to $107.4 million for the year ended September 30, 2006, as follows:

	Year ended September 30,
	2007	2006
	(dollars in millions)
Interest expense on debt obligations	$86.4	$109.5
Deferred financing fee amortization	2.5	3.1
Other, net	1.1	2.6

Total interest expense	90.0	115.2
Interest income	(3.2)	(7.8)

Total interest expense, net of interest income	$86.8	$107.4

Interest expense on the Company’s outstanding debt obligations was $86.4 million, net of interest rate swap gains of $2.2 million in fiscal 2007, compared to $109.5, net of interest rate swap gains of $0.4 million, in fiscal 2006. The Company refinanced its debt in May 2007 with lower interest rate debt and repaid $40.0 million of that debt in July 2007. In the prior year, the Company used proceeds from its June 2006 initial public offering to reduce debt. These actions contributed to lower interest expense in fiscal 2007 as compared to fiscal 2006. Other, net in fiscal 2007 includes $1.9 million related to the legacy income tax exposure, partially offset by $0.8 million of capitalized interest. Other, net for fiscal 2006 was comprised primarily of a $2.5 million bridge loan fee incurred in connection with financing the Acquisition of Predecessor Mueller. Interest income for fiscal 2006 includes a $2.9 million prepayment penalty and $1.8 million in interest income earned on a loan to the Company’s former parent.

Loss on Early Extinguishment of Debt.    Loss on early extinguishment of debt for the fiscal year ended September 30, 2007 was $36.5 million compared to $8.5 million in the prior year. In May 2007, the Company retired its outstanding senior subordinated notes and senior discount notes primarily with the proceeds from the issuance of $425.0 million of 7 3/8 % Senior Subordinated Notes and amended its credit agreement. During fiscal 2006, the Company partially redeemed outstanding debt using the net proceeds from its initial public offering.

Income Tax Expense.    Income tax expense for the current year was $38.5 million as compared to $8.0 million in the prior year. The effective tax rates for fiscal year 2007 and fiscal year 2006 were 44.4% and 61.1%, respectively. The estimated effective tax rates differ from the statutory rate primarily due to non-deductible interest, non-deductible compensation, manufacturing production deductions and state income taxes. In addition, the current year includes $1.1 million of state income tax expense with respect to certain state income tax matters associated with the acquisition of Predecessor Mueller.

Segment Analysis

Mueller Co.

Mueller Co. segment net sales for the year ended September 30, 2007 were $756.1 million, a decrease of $48.0 million, or 6.0 % from $804.1 million in the prior year. This decline is primarily due to lower volumes of iron gate valves, hydrants, and brass products partially offset by the effect of price increases. These reduced unit volumes were the result of continuing weakness in residential construction. Distributor orders that were placed before the effective dates of May and June 2006 price increases also contributed to an overall higher level of shipments in the fourth quarter of fiscal 2006.

Mueller Co. segment gross profit for the year ended September 30, 2007 was $235.8 million, an increase of $12.8 million, or 5.7% compared to $223.0 million in the prior year. Gross margin increased to 31.2% in the current year compared to 27.7% in the prior year. Included in cost of sales in the prior year were $53.1 million of purchase accounting adjustments related to valuing inventory acquired in the Acquisition at fair value. Excluding the impact of these adjustments, gross margin would have been 34.3%. The decline in margin excluding these adjustments is due primarily to volume declines in higher-margin iron gate valves and hydrants, higher raw material and purchased component costs, and reduced manufacturing production that led to under-absorbed overhead and ultimately higher per unit costs. The effects of these items were partially offset by higher pricing.

Mueller Co. segment income from operations for the year ended September 30, 2007 was $154.7 million, an increase of $10.0 million compared to $144.7 million in the prior year. Excluding $53.1 million of purchase accounting adjustments discussed above, and the causes of the changes in gross profit, there was an increase in certain administrative costs, primarily related to personnel costs, that previously were included in the Corporate segment prior to being a stand-alone public company.

U.S. Pipe

U.S. Pipe segment net sales for the year ended September 30, 2007 were $537.1 million, a decrease of $57.6 million, or 9.7% from $594.7 million in the prior year. Net sales decreased primarily due to volume declines during the current year of approximately $101.0 million, partially offset by higher selling prices, sales of higher margin products and sales resulting from the acquisition of Fast Fabricators, which was acquired in January 2007. Volume declines were attributable to a weak residential construction market and were partially offset by increased sales for repair and replacement products. The prior year includes approximately

$30.0 million of sales of ductile iron pipe that customers substituted for unavailable PVC pipe as a result of Hurricane Katrina and approximately $15.4 million of net sales from valves and hydrants manufactured at U.S. Pipe’s Chattanooga, Tennessee plant. Effective January 1, 2006, U.S. Pipe branded valve and hydrant manufacturing was transferred to the Mueller Co. segment.

U.S. Pipe segment gross profit for the year ended September 30, 2007 was $78.0 million, an increase of $15.5 million, or 24.8%, compared to $62.5 million in the prior year. Gross margin increased to 14.5% in the current year compared to 10.5 % in the prior year. Excluding $21.3 million of Chattanooga-closure related costs included in cost of sales, the prior year gross margin would have been 14.1%. Increased pricing offset higher raw material costs.

U.S. Pipe segment income from operations for the year ended September 30, 2007 was $33.4 million, an increase of $50.4 million compared to a loss from operations of $17.0 million in the prior year. The current year includes the result of the Fast Fabricators acquisition completed in January 2007, as well as certain cost reductions in selling, general and administrative costs. The prior year included $49.9 million of Chattanooga restructuring and closure-related costs and an additional $4.2 million in related party corporate charges.

Anvil

Anvil segment net sales for the year ended September 30, 2007 were $555.8 million, an increase of $21.2 million, or 4.0%, from $534.6 million in the prior year. The increase was due primarily to higher selling prices.

Anvil segment gross profit for the year ended September 30, 2007 was $149.6 million, an increase of $27.0 million, or 22.0%, compared to $122.6 million in the prior year. Gross margin increased to 26.9% in the current year compared to 22.9% in the prior year. Excluding $17.3 million of prior year purchase accounting adjustments related to valuing inventory acquired in the Acquisition at fair value, gross margin in the prior year would have been 26.2%. The increase in margin excluding these costs is due primarily to higher selling prices.

Anvil segment income from operations for the fiscal year ended September 30, 2007 was $57.4 million compared to $31.8 million in the prior year. The current year includes approximately $2.7 million of anti-dumping duties received from the federal government. The remaining increase is primarily related to the $17.3 million of prior year purchase accounting adjustments discussed above and increased selling prices.

Corporate

Corporate segment expenses for the year ended September 30, 2007 were $35.3 million compared to $29.8 million for the prior year. The increase is due to higher overall costs associated with operating the Company on a stand-alone basis as a public company. On December 14, 2006, the remaining 75% of the Company not already publicly traded was distributed in a tax-free spin-off from its former parent company. As a result, a separate corporate headquarters office was created and established in Atlanta, Georgia during the first quarter of fiscal 2007. This corporate office provides functions including, but not limited to, treasury, risk management, legal, accounting, human resources, investor relations, and business planning and analysis. The cost of these functions as well as costs related to Sarbanes-Oxley compliance and the annual audit of the Company’s consolidated financial statements are recorded in the Corporate segment. Prior year expenses of $8.0 million for services previously provided by its former parent were recorded in the U.S. Pipe segment. These charges were discontinued in conjunction with the Company’s separation from its former parent in December 2006. The only costs incurred by the Corporate segment that are allocated to its segments are personnel and benefit costs directly attributable to segment employees.

Fiscal Year Ended September 30, 2006 As Compared to the Twelve Months Ended September 30, 2005

	Fiscal year and twelve months ended September 30,				2006 vs. 2005
	2006		2005
	Amount	Percentage of net sales(1)	Amount	Percentage of net sales(1)	Increase/ (decrease)
	(dollars in millions)
Net sales
Mueller Co.	$804.1	41.6%	$—	—%	$804.1
U.S. Pipe	594.7	30.8	598.1	100.0	(3.4)
Anvil	534.6	27.6	—	—	534.6

Consolidated	$1,933.4	100.0%	$598.1	100.0	$1,335.3

Gross profit (loss)
Mueller Co.	$223.0	27.7%	$—	—%	$223.0
U.S. Pipe	62.5	10.5	67.4	11.3	(4.9)
Anvil	122.6	22.9	—	—	122.6
Consolidating eliminations	(0.4)	—	—	—	(0.4)

Consolidated	$407.7	21.1%	$67.4	11.3%	$340.3

Selling, general and administrative
Mueller Co.	$78.3	9.7%	$—	—%	$78.3
U.S. Pipe	43.2	7.3	39.1	6.5	4.1
Anvil	90.8	17.0	—	—	90.8
Corporate	29.8	1.5	—	—	29.8

Consolidated	$242.1	12.5%	$39.1	6.5%	$203.0

Related party corporate charges
Mueller Co.	$—	—%	$—	—%	$—
U.S. Pipe	7.7	1.3	7.3	1.2	0.4
Anvil	—	—	—	—	—
Corporate	0.3	—	—	—	0.3

Consolidated	$8.0	0.4%	$7.3	1.2%	$0.7

Facility rationalization, restructuring and related costs
Mueller Co.	$—	—%	$—	—%	$—
U.S. Pipe	28.6	4.8	—	—	28.6
Anvil	—	—	—	—	—

Consolidated	$28.6	1.5%	$—	—%	$28.6

Income (loss) from operations
Mueller Co.	$144.7	18.0%	$—	—%	$144.7
U.S. Pipe	(17.0)	(2.9)	21.0	3.5	(38.0)
Anvil	31.8	5.9	—	—	31.8
Corporate	(30.1)	(1.6)	—	—	(30.1)
Consolidating eliminations	(0.4)	—	—	—	(0.4)

Consolidated	129.0	6.7%	21.0	3.5%	108.0
Interest expense arising from related party payable to Walter Industries	—	—%	21.1	3.5%	(21.1)
Loss on early extinguishment of debt	8.5	0.4	—	—	8.5
Interest expense, net of interest income	107.4	5.6	0.4	0.1	107.0

Income (loss) before income taxes	13.1	0.7	(0.5)	(0.1)	13.6
Income tax expense	8.0	0.4	3.9	0.7	4.1

Net income (loss)	$5.1	0.3%	$(4.4)	(0.7)%	$9.5

(1)	Segment percentages for gross profit, selling, general and administrative, related party corporate charges, facility rationalization, restructuring and related costs, and income (loss) from operations are calculated using segment net sales.

Consolidated Analysis

Net Sales.    Consolidated net sales for the year ended September 30, 2006 were $1,933.4 million, an increase of $1,335.3 million from $598.1 million in the comparable prior year period. The increase was primarily related to the October 3, 2005 acquisition of Predecessor Mueller, which accounted for almost all of the overall increase.

Gross Profit.    Consolidated gross profit for the year ended September 30, 2006 was $407.7 million, an increase of $340.3 million compared to $67.4 million in the comparable prior year period. The Acquisition of Predecessor Mueller contributed $345.2 million. Included in cost of sales for the year ended September 30, 2006 was $70.4 million of purchase accounting adjustments related to valuing inventory acquired in the Acquisition at fair value and $21.3 million of inventory write-offs and unabsorbed overhead costs resulting from the closure of U.S. Pipe’s Chattanooga, Tennessee plant.

Selling, General and Administrative.    Consolidated expenses for the year ended September 30, 2006 were $242.1 million, an increase of $203.0 million, compared to $39.1 million in the comparable prior year period. The prior year period included a favorable $5.1 million insurance claim settlement. The Acquisition of Predecessor Mueller accounted for $198.9 million of the increase. Expenses as a percentage of net sales increased to 12.5% in the current year compared to 6.5% in the prior year period. Excluding the $5.1 million favorable insurance settlement, prior year expenses were 7.4% as a percentage of net sales.

Related Party Corporate Charges.    Certain costs incurred by Walter Industries such as insurance, executive salaries, professional service fees, human resources, transportation, and other centralized business functions were allocated to its subsidiaries. Costs incurred by Walter Industries that could not be directly attributed to its subsidiaries were allocated to its subsidiaries based on estimated annual revenues.

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

Interest Expense Arising from Related Party Payable to Walter Industries.    Interest expense was allocated to the Company up to the date of the Acquisition based upon the outstanding balance of the intercompany note. The intercompany note to Walter Industries of $443.6 million was forgiven by Walter Industries prior to October 3, 2005. There was no intercompany interest expense for the year ended September 30, 2006 and $21.1 million for the twelve months ended September 30, 2005.

Interest Expense, Net of Interest Income.    Interest expense, net of interest income for the year ended September 30, 2006 was $107.4 million, compared to $0.4 million for the year ended September 30, 2005, as follows:

	Twelve months ended September 30,
	2006	2005
	(dollars in millions)
Interest expense on debt obligations	$109.5	$0.4
Deferred financing fee amortization	3.1	—
Other	2.6	—

Total interest expense	115.2	0.4
Interest income	(7.8)	—

Total interest expense, net of interest income	$107.4	$0.4

Interest expense on the Company’s outstanding debt obligations was $109.5, net of interest rate swap gains of $0.4 million, in fiscal 2006, compared to $0.4 million in fiscal 2005. Other, net for fiscal 2006 is comprised primarily of a $2.5 million bridge loan fee incurred in connection with financing the Acquisition of Predecessor Mueller. Interest income for fiscal 2006 includes a $2.9 million prepayment penalty and $1.8 million in interest income earned on a loan to the Company’s former parent.

Income Tax Expense.    The provision for income taxes for the year ended September 30, 2006 was an expense of $8.0 million as compared to an expense of $3.9 million in the comparable prior year period. The effective tax rate for the year ended September 30, 2006 was 61.1%. The estimated effective tax rate differs from the statutory rate primarily due to non-deductible interest, manufacturing production deductions and state income taxes. The effective tax rate for the twelve months ended September 30, 2005 was 780% and was impacted by recording a $3.6 million valuation allowance against state deferred tax assets at the U.S. Pipe segment.

Segment Analysis

Mueller Co.

Mueller Co.’s net sales for the year ended September 30, 2006 were $804.1 million.

Mueller Co.’s gross profit for the year ended September 30, 2006 was $223.0 million. Included in cost of sales for the year ended September 30, 2006 was $53.1 million of purchase accounting adjustments related to valuing inventory at fair value.

Mueller Co.’s selling, general and administrative expenses for the year ended September 30, 2006 were $78.3 million.

U.S. Pipe

U.S. Pipe’s net sales for the year ended September 30, 2006 were $594.7 million, a decrease of $3.4 million, or 0.6% from $598.1 million in the prior year. This slight decrease was driven primarily by the transfer of $43.3 million of the U.S. Pipe segment valve and hydrant business to the Mueller Co. segment. Offsetting this decrease were increases in ductile iron pipe selling prices and higher shipments in the first quarter of the current year.

U.S. Pipe segment gross profit for the year ended September 30, 2006 was $62.5 million, a decrease of $4.9 million, or 7.3%, compared to $67.4 million in the prior year period. Gross margin decreased to 10.5% in the year ended September 30, 2006 compared to 11.3% in the prior year period. On October 26, 2005 the Company announced that the U.S. Pipe Chattanooga plant would be closed during fiscal 2006 and that production of the U.S. Pipe valves and hydrants would be transferred to the Mueller Co. manufacturing facilities at Albertville, Alabama and Chattanooga, Tennessee. In addition to transferring production to Mueller Co. facilities, the sales responsibility for U.S. Pipe valve and hydrant product sales was transferred to the Mueller Co. segment. In conjunction with this transfer, it was determined that certain U.S. Pipe inventory would not ultimately be sold. As a result, inventory obsolescence write-offs of $11.4 million were recorded to cost of sales during 2006.

In addition, because of the plant closure process, actual production capacity at the U.S. Pipe Chattanooga facility was significantly lower than normal capacity, resulting in facility expenses of $9.0 million and $0.9 million of other costs associated with the plant closure charged directly to cost of sales, which was expensed in 2006.

Excluding the charges for inventory write-offs of $11.4 million, facility expenses of $9.0 million and other costs of $0.9 million, U.S. Pipe gross margins would have been $83.8 million, or 14.1% for the year ended September 30, 2006, compared to 11.3% in the prior year period. This increase is primarily due to higher ductile iron pipe selling prices.

U.S. Pipe selling, general and administrative expenses for the year ended September 30, 2006 were $43.2 million, compared to $39.1 million for the prior year period. As a percentage of net sales, expenses increased to 7.3% in year ended September 30, 2006 compared to 6.5% in the prior year period. The prior period expense was favorably impacted by a $5.1 million insurance claim settlement. In addition, current year costs include higher management incentive accruals and increased outside sales commissions.

Anvil

Anvil net sales for the year ended September 30, 2006 were $534.6 million.

Anvil gross profit for the year ended September 30, 2006 was $122.6 million. Included in cost of sales for the year ended September 30, 2006 was $17.3 million of purchase accounting adjustments related to valuing inventory acquired in the Acquisition at fair value.

Anvil selling, general and administrative expenses for the year ended September 30, 2006 were $90.8 million.

Corporate

Corporate expenses for the year ended September 30, 2006 were $29.8 million.

Pro Forma Results of Operations

Management’s discussion below reflects its analysis of the following pro forma data. Management believes that the pro forma comparisons will assist in understanding trends in the Company’s business in the factors that management considers critical to assessing the Company’s operating and financial performance.

Actual Fiscal Year Ended September 30, 2006 As Compared to the Pro Forma Twelve Months Ended September 30, 2005

	Fiscal year and twelve months ended September 30,				Actual 2006 vs. Pro Forma 2005
	Actual 2006		Pro Forma 2005
		Percentage of net sales(1)		Percentage of net sales(1)	Increase/ (decrease)	Percentage increase/ (decrease)
	(dollars in millions)
Net sales
Mueller Co.	$804.1	41.6%	$664.0	38.0%	$140.1	21.1%
U.S. Pipe	594.7	30.8	598.1	34.2	(3.4)	(0.6)
Anvil	534.6	27.6	485.0	27.8	49.6	10.2

Consolidated	$1,933.4	100.0%	$1,747.1	100.0%	$186.3	10.7

Gross profit (loss)
Mueller Co.	$223.0	27.7%	$221.3	33.3%	$1.7	0.8
U.S. Pipe	62.5	10.5	67.4	11.3	(4.9)	(7.3)
Anvil	122.6	22.9	120.4	24.8	2.2	1.8
Consolidating eliminations	(0.4)	—	—	—	(0.4)

Consolidated	$407.7	21.1%	$409.1	23.4%	$(1.4)	(0.3)

Selling, general and administrative
Mueller Co.	$78.3	9.7%	$80.5	12.1%	$(2.2)	(2.7)
U.S. Pipe	43.2	7.3	39.1	6.5	4.1	10.5
Anvil	90.8	17.0	81.6	16.8	9.2	11.3
Corporate	29.8	1.5	25.0	1.4	4.8	19.2

Consolidated	$242.1	12.5%	$226.2	12.9%	$15.9	7.0

Related party corporate charges
Mueller Co.	$—	—%	$—	—%	$—
U.S. Pipe	7.7	1.3	7.3	1.2	0.4	5.5
Anvil	—	—	—	—	—
Corporate	0.3	—	—	—	0.3

Consolidated	$8.0	0.4%	$7.3	0.4%	$0.7	9.6

Facility rationalization, restructuring and related costs
Mueller Co.	$—	—%	$1.7	0.3%	$(1.7)
U.S. Pipe	28.6	4.8	—	—	28.6
Anvil	—	—	—	—	—

Consolidated	$28.6	1.5%	$1.7	0.1%	$26.9

Income (loss) from operations
Mueller Co.	$144.7	18.0%	$139.1	20.9%	$5.6	4.0
U.S. Pipe	(17.0)	(2.9)	21.0	3.5	(38.0)
Anvil	31.8	5.9	38.8	8.0	(7.0)	(18.0)
Corporate	(30.1)	(1.6)	(25.0)	(1.4)	(5.1)	(20.4)
Consolidating eliminations	(0.4)	—	—	—	(0.4)

Consolidated	129.0	6.7%	173.9	10.0%	(44.9)	(25.8)
Loss on early extinguishment of debt	8.5	0.4%	—	—%	8.5
Interest expense, net of interest income	107.4	5.6	132.9	7.6	(25.5)	12.8

Income before income taxes	13.1	0.7	41.0	2.3	(27.9)	(68.0)
Income tax expense	8.0	0.4	20.9	1.2	(12.9)	(61.7)

Net income	$5.1	0.3%	$20.1	1.2%	$(15.0)	(74.6)%

(1)	Segment percentages for gross profit, selling, general and administrative, related party corporate charges, facility rationalization, restructuring and related costs, and income (loss) from operations are calculated using segment net sales.

Consolidated Analysis

Net Sales.    Consolidated net sales for the year ended September 30, 2006 were $1,933.4 million, an increase of $186.3 million from $1,747.1 million in the prior year period. This increase was driven by higher pricing and volumes in hydrants, water valves and brass water products, increases in ductile iron pipe selling prices, and continued strength in the non-residential construction, oilfield and mechanical markets and growth in the sales of foreign-sourced products sold by Anvil.

Gross Profit.    Consolidated gross profit for the year ended September 30, 2006 was $407.7 million, a decrease of $1.4 million compared to $409.1 million in the prior year period. Included in cost of sales for the year ended September 30, 2006 was $70.4 million of purchase accounting adjustments related to valuing inventory acquired in the Acquisition at fair value and $21.3 million of inventory write-offs and unabsorbed overhead costs resulting from the closure of the U.S. Pipe Chattanooga manufacturing facility.

Selling, General & Administrative.    Consolidated expenses for the year ended September 30, 2006 were $242.1 million, an increase of $15.9 million, compared to $226.2 million in the prior year period. The prior period included a favorable $5.1 million insurance claim settlement. Expenses as a percentage of net sales improved to 12.5% in the year ended September 30, 2006 compared to 12.9% in the prior year period. Excluding the $5.1 million favorable insurance settlement, prior year expenses were 13.2% as a percentage of net sales.

Related Party Corporate Charges.    Certain costs incurred by Walter Industries such as insurance, executive salaries, professional service fees, human resources, transportation, and other centralized business functions were allocated to its subsidiaries. Costs incurred by Walter Industries that could not be directly attributed to its subsidiaries were allocated to its subsidiaries based on estimated annual revenues. While these charges are no longer allocated to the Company after the Spin-off, the Company now incurs these charges at the corporate level.

Facility Rationalization, Restructuring and Related Costs.    The Company expensed $28.6 million of restructuring costs for the year ended September 30, 2006, related to the closure of the U.S. Pipe Chattanooga, Tennessee plant. These costs are comprised of fixed asset impairments of $21.5 million, severance for terminated hourly and salaried employees of $3.8 million, and pension and other post-employment benefit costs of $3.3 million. The prior year period includes $1.7 million of severance expense related to the closure of a Mueller Co. segment manufacturing facility in Colorado.

Interest Expense, Net of Interest Income.    Interest expense, net of interest income, for the year ended September 30, 2006 was $107.4 million and includes $109.8 million of interest expense on the $1,050.0 million senior secured term loan entered into on October 3, 2005 and the Senior Subordinated Notes and the Senior Discount Notes assumed by the Company as part of the October 3, 2005 Acquisition; $2.5 million in commitment fees for a bridge loan which were expensed at the expiration of the bridge loan period during the year ended September 30, 2006 period; $3.2 million of amortization of deferred financing fees; partially offset by $0.4 million of gains on interest rate swaps; $4.8 million of interest income earned on unrestricted cash balances for the year ended September 30, 2006, and $2.8 million of interest income earned on a note receivable from Walter Industries. Interest expense, net of interest income, for the prior year period was $132.9 million. The decrease is primarily due to the inclusion in the prior year period of $21.1 million of interest expense arising from a related party payable to Walter Industries.

Segment Analysis

Mueller Co.

Mueller Co. net sales for the year ended September 30, 2006 were $804.1 million, an increase of $140.1 million, or 21.1% from $664.0 million in the prior year period. This increase was primarily driven by higher pricing and volumes in hydrants, water valves and brass water products, plus the addition of the U.S. Pipe segment’s valve and hydrant volume, transferred to the Mueller Co. segment effective January 1, 2006.

Mueller Co. gross profit for the year ended September 30, 2006 was $223.0 million, an increase of $1.7 million, or 0.8% from $221.3 million in the prior year period. Gross margin decreased to 27.7% in the year ended September 30, 2006 compared to 33.3% in the prior year period. The year ended September 30, 2006 includes

$53.1 million related to the amortization expense resulting from the purchase accounting adjustment to increase acquired inventories to fair value on the date of the Acquisition. Excluding the effects of this purchase accounting adjustment, gross profit in the year ended September 30, 2006 would have been $275.9 million and gross margin would have been 34.3% compared to 33.3% in the prior year period. This increase was primarily due to higher pricing and volumes, particularly in hydrants, water valves and brass water products, partially offset by higher raw material and purchased component costs.

Mueller Co. selling, general and administrative expenses for the year ended September 30, 2006 were $78.3 million, an improvement of $2.2 million, or 2.7%, compared to $80.5 million in the prior year period. This improvement is primarily due to a $0.7 million foreign currency gain during the year ended September 30, 2006. Expenses as a percentage of net sales improved to 9.7% in the year ended September 30, 2006 compared to 12.1% in the prior year period. This is primarily due to maintaining a stable expense level while achieving higher sales.

U.S. Pipe

U.S. Pipe net sales for the year ended September 30, 2006 were $594.7 million, a decrease of $3.4 million, or 0.6% from $598.1 million in the prior year period. This slight decrease was driven primarily by the transfer of $43.3 million of the U.S. Pipe segment valve and hydrant business to the Mueller Co. segment. Offsetting this decrease were increases in ductile iron pipe selling prices.

U.S. Pipe gross profit for the year ended September 30, 2006 was $62.5 million, a decrease of $4.9 million, or 7.3%, compared to $67.4 million in the prior year period. Gross margin decreased to 10.5% in the year ended September 30, 2006 compared to 11.3% in the prior year period. On October 26, 2005 the Company announced that the U.S. Pipe Chattanooga plant would be closed during fiscal 2006 and that production of the U.S. Pipe valves and hydrants would be transferred to the Mueller Co. manufacturing facilities at Albertville, Alabama and Chattanooga, Tennessee. In addition to transferring production to Mueller Co. facilities, the sales responsibility for U.S. Pipe valve and hydrant product sales was transferred to the Mueller Co. segment. In conjunction with this transfer, it was determined that certain U.S. Pipe inventory would not ultimately be sold. As a result, inventory obsolescence write-offs of $11.4 million were recorded to cost of sales during 2006.

In addition, because of the plant closure process, actual production capacity at the U.S. Pipe Chattanooga facility was significantly lower than normal capacity, resulting in facility expenses of $9.0 million and $0.9 million of other costs associated with the plant closure charged directly to cost of sales, which was expensed in 2006.

Excluding the charges for inventory write-offs of $11.4 million, facility expenses of $9.0 million and other costs of $0.9 million, U.S. Pipe gross margins would have been $83.8 million, or 14.1% for the year ended September 30, 2006, compared to 11.3% in the prior year period. This increase is primarily due to higher ductile iron pipe selling prices.

U.S. Pipe selling, general and administrative expenses for the year ended September 30, 2006 were $43.2 million, compared to $39.1 million for the prior year period. As a percentage of net sales, expenses increased to 7.3% in the year ended September 30, 2006 compared to 6.5% in the prior year period. The prior period expense was favorably impacted by a $5.1 million insurance claim settlement. In addition, year ended September 30, 2006 expenses include higher management incentive accruals and increased outside sales commissions.

Anvil

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

Anvil segment gross profit for the year ended September 30, 2006 was $122.6 million, an increase of $2.2 million, or 1.8%, compared to $120.4 million in the prior year period. The year ended September 30, 2006 includes $17.3 million related to the amortization expense resulting from the purchase accounting adjustment related to valuing inventory acquired in the Acquisition at fair value. Excluding the effects of this purchase accounting adjustment, gross profit would have been $139.9 million and gross margin would have been 26.2% compared to 24.8% in the prior year period. This improvement was primarily due to moderate price increases on the sale of Company-manufactured products and the relative strength of the Canadian dollar.

Anvil segment expenses for the year ended September 30, 2006 were $90.8 million, an increase of $9.2 million, or 11.3%, compared to $81.6 million in the prior year period. Expenses as a percentage of net sales increased slightly to 17.0% in the year ended September 30, 2006 compared to 16.8% in the prior year period. This increase is primarily due to higher sales commissions ($2.0 million) and the relative strength of the Canadian dollar ($1.3 million). Also, in the prior year period, segment expenses included a $2.2 million gain on the disposal of fixed assets, while the year ended September 30, 2006 includes a $1.0 million loss primarily resulting from impairment charges for a certain piece of equipment.

Corporate

Corporate segment expenses for the year ended September 30, 2006 were $29.8 million, an increase of $4.8 million compared to $25.0 million in the prior year period. This is primarily due to $2.7 million of increased costs compared to the prior year period related to efforts to implement certain Sarbanes-Oxley requirements, $1.9 million of stock-based compensation costs, increased legal, audit and consulting fees of $1.6 million primarily due to the change in corporate ownership and structure, and increased workers’ compensation accruals of $0.9 million. These increases are partially offset by a $0.3 million decrease in compensation costs related to changes in personnel, a decrease of $1.4 million of employee compensation costs associated with a tax gross-up related to certain stock-based compensation at Predecessor Mueller and a decrease of $1.4 million for fees associated with the sale of Predecessor Mueller to Walter Industries.

Financial Condition

Cash and cash equivalents increased to $98.9 million at September 30, 2007 from $81.4 at September 30, 2006, reflecting $155.1 million in cash flows provided by operations and $1.7 million positive impact of exchange rates, offset by $113.7 million of cash flows used in investing activities and $25.6 million in cash flows used in financing activities.

Net receivables, consisting principally of trade receivables, were $302.1 million at September 30, 2007, a decrease of $20.8 million from September 30, 2006. This decrease is due to lower sales as a result of the continued softness in the residential construction market.

Inventory was $453.5 million at September 30, 2007 compared to $454.6 million at September 30, 2006. The quantities of inventory held by the Company have decreased, but this has been offset by increases in per unit costs due to the increased price of raw materials, primarily brass ingot and scrap steel, purchased components, and increased overhead absorption arising from reduced production levels. Additionally, the September 30, 2007 balance includes $9.2 million of inventory at Fast Fabricators, which was acquired in January 2007. The increased strength of the Canadian dollar at September 30, 2007 increased the translated carrying value of inventory by $6.9 million.

Prepaid expenses and other current assets, consisting principally of maintenance supplies, tooling parts, prepaid insurance premiums and taxes receivable, were $66.3 million at September 30, 2007, an increase of $32.6 million from September 30, 2006. The increase is primarily due to a tax receivable of approximately $31.0 million resulting from overpayment of estimated federal tax.

Property, plant and equipment was $351.8 million at September 30, 2007, an increase of $14.8 million from September 30, 2006, primarily due to capital expenditures of $88.3 million, partially offset by fixed asset depreciation expense of $72.3 million. Capital expenditures in the current year included approximately $10.4 million of environmental expenditures to comply with Alabama air quality standards and $9.8 million related to the U.S. Pipe mini-mill construction project.

Identifiable intangibles, net, were $819.3 million at September 30, 2007 a decrease of $16.1 million from September 30, 2006. The decrease is due to amortization expense of $29.1 million partially offset by approximately $13.0 million of intangibles associated with the acquisition of Fast Fabricators.

Accounts payable were $112.3 million at September 30, 2007, a decrease of $17.6 million from September 30, 2006. The decrease in accounts payable is due to reduced production in the Mueller Co. and U.S. Pipe segments, as well as an initiative to reduce inventory levels across the Company.

Accrued expenses and other liabilities were $121.8 million at September 30, 2007, an increase of $5.5 million compared to September 30, 2006. This increase is primarily due to other current state income taxes payable.

Accrued pension liability decreased $31.8 million to $11.9 million at September 30, 2007. The decrease is due to pension funding contributions of $22.0 million and adjustments to the additional minimum pension liability (pre-tax) of $15.2 million, net of the annual provision for net periodic benefit cost of $5.3 million.

Accrued postretirement benefits obligation was $18.3 million at September 30, 2007, a decrease of $28.0 million. The decrease is due to an adjustment for the adoption of FAS 158, of $24.0 million, net periodic benefit of $2.4 million and contributions of $1.6 million.

Non-current deferred income taxes, net, was a liability of $307.3 million at September 30, 2007, compared to $278.5 million at September 30, 2006. The increase of $28.8 million is primarily due to debt related items that were recognized in conjunction with the 2007 refinancing.

Other long-term liabilities were $26.1 million at September 30, 2007, an increase of $5.2 million compared to September 30, 2006. The increase is primarily due to the change in fair value of interest rate hedges.

Liquidity and Capital Resources

Management anticipates that the Company’s operating cash flow, together with permitted borrowings under the revolving credit facility, will be sufficient to meet its anticipated future operating expenses, capital expenditures and debt service obligations as they become due for at least the next twelve months. However, the Company’s ability to make scheduled payments of principal of, to pay interest on or to refinance its debt and to satisfy its other debt obligations will depend upon the Company’s future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond management’s control.

As of September 30, 2007, the Company’s credit ratings were as follows:

	Moody’s Rating	Standard and Poor’s Rating
Corporate credit rating	B1	BB–
2007 Credit Agreement	Ba3	BB+
2007 Senior Subordinated Notes	B3	B
Outlook	Positive	Stable

Sources of Cash

Historically, the Company’s segment financing requirements have been funded primarily through cash generated by operating activities and borrowings under revolving credit facilities. From time to time, the Company has also raised additional funds through debt offerings.

Management may explore additional financing methods and other means to lower the Company’s cost of capital, which could include stock issuance or debt financing. There can be no assurance that any additional financing will be available to us on acceptable terms.

The Company’s primary source of cash in fiscal 2007 was from operations, which generated $155.1 million in cash. During the year ended September 30, 2007, management improved operating cash flows with its acquisition-related synergy programs and other cost saving initiatives and decreased production volumes while increasing prices to partially offset increases in raw material and purchased component costs.

Uses of Cash

The Company’s primary uses for cash during fiscal 2007 were supporting operations, capital expenditures, debt repayments, contributions to the Company’s pension and other postretirement benefit plans, the refinancing of the Company’s debt, acquisitions, and the payment of dividends.

Capital Expenditures

The Company’s fiscal 2007 capital expenditures of $88.3 million related primarily to completion of synergy projects, environmental expenditures, and the construction of the U.S. Pipe mini-mill. The Company’s capital expenditures of $71.1 million in fiscal 2006 related primarily to synergy projects and normal capital spending. Management currently expects capital expenditures for fiscal 2008 to be $74 million to $84 million.

External Financing

The Company has relied upon debt as a source of cash in the past, but in fiscal 2007, the Company used cash to both refinance and repay debt. In May 2007, the Company completed a refinancing that generated net cash proceeds of $1,140.0 million. To complete the refinancing, the Company used cash of approximately $60 million to pay for prepayment premiums and related financing fees, including $11.4 million that was capitalized. Additionally, during fiscal 2007 the Company used cash of $1,151.1 million to extinguish debt balances outstanding prior to the refinancing and to partially repay the new debt associated with the refinancing. The debt instruments involved in this refinancing are described below.

2007 Senior Subordinated Notes

In conjunction with the refinancing, on May 24, 2007 the Company issued $425.0 million aggregate principal amount of 7 3/8% Senior Subordinated Notes due 2017 (the “Notes”). Based on quoted market prices as of September 28, 2007, the Notes had a fair market value of $393.1 million on September 30, 2007.

The Notes are guaranteed by substantially all of the domestic subsidiaries of the Company. The Notes are unsecured senior subordinated debt and rank junior in right of payment to all of the Company’s existing and future senior indebtedness, equal in right of payment with all of the Company’s existing and future senior subordinated indebtedness, and senior in right of payment to any of the Company’s future subordinated indebtedness. The Notes will be effectively junior to all liabilities of any of the Company’s foreign subsidiaries, which do not guarantee the Notes.

The Notes restrict the Company’s and the guarantors’ ability to, among other things, make certain restricted payments, incur debt, issue preferred stock, incur liens, permit dividend or certain other payments to certain subsidiaries, merge, consolidate, sell assets, or engage in transactions with affiliates. The Notes also contain customary events of default, including failure to pay principal or interest on the Notes or the guarantees when due, among others. If an event of default occurs under the Notes, the holders of at least 25% in principal amount outstanding of the Notes may direct the trustee to declare the principal amount on the Notes to be due and payable immediately.

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

2007 Credit Agreement

On May 24, 2007, the Company entered into an Amended and Restated Credit Agreement (the “Amended Credit Facility”). The Amended Credit Facility at September 30, 2007 includes:

•	a term loan A facility with an aggregate principal amount of $141.6 million;

•	a term loan B facility with an aggregate principal amount of $532.1 million; and

•	a $300.0 million revolving credit facility with a sub-limit for multi-currency loans and letters of credit.

Letters of credit reduce availability for borrowings under the revolving credit facility. Letters of credit in the amount of $36.3 million at September 30, 2007 have reduced the availability to $263.7 million. The revolving credit facility terminates on May 24, 2012, the term loan A facility matures on May 24, 2012 and the term loan B facility matures on May 24, 2014.

Term loan B borrowings under the Amended Credit Facility bear interest, at the Company’s option, at LIBOR plus 175 basis points, or an alternate base rate (as defined in the Amended Credit Facility) plus 75 basis points. The applicable margin for term loan A borrowings and revolving credit borrowings are subject to adjustments based on the leverage ratio, which measures the ratio of consolidated total debt to consolidated EBITDA of the Company and its subsidiaries (each as defined in the Amended Credit Facility). The initial applicable margin is LIBOR plus 150 basis points, or the alternate base rate plus 50 basis points. Management estimates the fair value of the term loan B facility is $523.0 million as of September 30, 2007.

The Company pays a commitment fee on the unused portion of the revolving credit facility. This fee is payable quarterly in arrears and upon the maturity or termination of the revolving credit facility. The fee is subject to adjustment based on the leverage ratio. The fee rate is 0.375% at September 30, 2007.

The Company is required to repay the term loan A facility in 11 consecutive quarterly installments of $3.5 million on the last business day of each March, June, September and December, commencing in September 2009, with the remaining amount payable on May 24, 2012. The Company is required to repay the term loan B facility in 27 consecutive quarterly installments of $1.3 million on the last business day of each March, June, September and December, commencing in September 2007, with the remaining amount payable on May 24, 2014.

The Amended Credit Facility is subject to mandatory prepayment with the net cash proceeds of the sale or other disposition of any property or assets of the Company and its subsidiaries, subject to permitted reinvestments and other specified exceptions. All mandatory prepayment amounts are applied to the prepayment of the term loans pro rata between the term loan A facility and the term loan B facility to reduce the remaining amortization payments of each term loan facility.

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

•	a negative pledge on all of the Company and its restricted subsidiaries’ assets, including the Company’s intellectual property.

The Amended Credit Facility contains customary negative covenants and restrictions on the Company’s ability to engage in specified activities and contain financial covenants requiring the Company to maintain a specified consolidated leverage ratio of not more than 5.25 to 1.00 and decreasing over time and an interest charge coverage ratio of not less than 2.50 to 1.00. Borrowings under the revolving credit facility are subject to significant conditions, including compliance with the financial ratios included in the Amended Credit Facility and the absence of any material adverse change.

The Company is in compliance with all applicable debt covenants as of September 30, 2007 and anticipates maintaining such compliance.

Off-Balance Sheet Arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not have any undisclosed borrowings or debt, and we have not entered into any derivative contracts (other than those described in “—Qualitative and Quantitative Disclosure About Market Risk”) or synthetic leases. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

The Company uses letters of credit and surety bonds in the ordinary course of business to ensure its performance of contractual obligations. As of September 30, 2007, the Company had $36.3 million of letters of credit and $17.6 million of surety bonds outstanding.

Contractual Obligations

The Company’s contractual obligations as of September 30, 2007 are as follows:

	Payments Due by Period
Contractual Obligations	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
	(dollars in millions)
Long-term debt
Principal on long-term debt	$5.3	$29.5	$133.5	$930.5	$1,098.8
Capital lease obligations	0.9	1.0	0.1	—	2.0
Interest on long-term debt(1)	78.5	155.3	147.8	215.3	596.9
Operating leases	9.8	11.9	12.0	—	33.7
Unconditional purchase obligations(2)	5.4	0.6	—	—	6.0
Other long-term liabilities(3)	10.0	—	—	—	10.0

Total cash obligations	$109.9	$198.3	$293.4	$1,145.8	$1,747.4

(1)	Interest on the Amended Credit Facility is calculated using LIBOR of 5.23%, the rate in effect on September 30, 2007. Each increase or decrease in LIBOR of 0.125% would result in an increase or decrease in annual interest on the Amended Credit Facility of $0.8 million. Because the interest rate under the Amended Credit Facility will be variable, actual payments may differ. Interest does not include payments that could be required under our interest-rate swap agreements, which payments will depend upon movements in interest rates and could vary significantly. The payments to be received on the existing interest rate swaps are estimated to be approximately $3.7 million, net of LIBOR interest calculated at 5.23% received from counterparties.

(2)	Includes contractual obligations for purchases of raw materials and capital expenditures.

(3)	Other long-term liabilities consist of pension and other post-employment benefit liabilities. There are no definitive payment schedules as pension contributions depend on government-mandated minimum funding requirements and other post-employment benefits are paid as incurred. The amount provided approximates expected minimum funding requirements for fiscal 2008 contributions.

Effect of Inflation; Seasonality

The Company experiences inflation related to purchases of raw materials and purchased components. The average purchased costs of brass ingot and scrap iron in fiscal 2007 were 16% and 8%, respectively, higher than in fiscal 2006. Management does not believe that changing prices for other goods had a material impact on its financial position or results of operations.

Our business is dependent upon the construction industry, which is seasonal due to the impact of cold and wet weather conditions. Our net sales and operating income have historically been lowest, and our working capital needs have been highest, in the three month periods ending December 31 and March 31, when the northern United States and all of Canada generally face weather that restricts significant construction activity. The Company builds working capital in anticipation of the peak construction season, during which time its working capital needs tend to be reduced.

Critical Accounting Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. These estimates are based upon experience and on various other assumptions that management believes to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Management considers an accounting estimate to be critical if the accounting estimate requires assumptions about matters that were uncertain at the time the accounting estimate was made, and changes in the estimate that are reasonably likely to occur from year to year or use of reasonable different estimates would have had a material impact on our financial condition or results of operations. Management considers the following to be the Company’s critical accounting estimates:

Pensions and Other Benefit Plans

The Company sponsors a number of defined benefit retirement plans. The Company records annual amounts relating to these plans based on calculations specified by GAAP, which include various actuarial assumptions including the following:

U.S. Pipe Segment

	Pension Benefits		Other Benefits
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Weighted-average assumptions used to determine benefit obligations:
Discount rate	6.25%	6.25%	6.25%	6.25%
Rate of compensation increase	3.50	3.50	—	—
Weighted-average assumptions used to determine net periodic costs:
Discount rate:	6.25	5.00	6.25%	5.00%
Expected return on plan assets	8.90	8.90	—	—
Rate of compensation increase	3.50	3.50	—	—
Assumed health care cost trend rates:
Health care cost trend rate assumed for next year—Pre 65	—	—	9.00%	10.00%
Health care cost trend rate assumed for next year—Post 65	—	—	11.00%	12.00%
Rate to which cost trend rate is assumed to decline (the ultimate trend rate)—Pre 65	—	—	5.00%	5.00%
Rate to which cost trend rate is assumed to decline (the ultimate trend rate)—Post 65	—	—	7.00%	7.00%
Year that the rate reaches the ultimate trend rate	—	—	2015	2014

The discount rate used to determine net pension periodic costs was increased to 6.25% for fiscal 2007 from 5.00% used in fiscal 2006. The discount rate is based on a proprietary bond defeasance model designed by the plans’ investment consultant to create a portfolio of high quality corporate bonds which, if invested on the measurement date, would provide the necessary future cash flows to pay accumulated benefits when due.

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

The expected return on plan assets was based on U.S. Pipe’s expectation of the long-term average rate of return on assets in the pension funds, which was modeled based on the current and projected asset mix of the funds and considering the historical returns earned on the type of assets in the funds. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when appropriate. As required by GAAP, the effects of the modifications are amortized over future periods.

Assumed health care cost trends, discount rates, expected return on plan assets and salary increases have a significant effect on the amounts reported for the pension plans and health care plans. A one-percentage-point change in the rate for each of these assumptions would have the following effects (in millions):

	1-Percentage Point Increase	1-Percentage Point Decrease
Health care cost trend:
Effect on total of service and interest cost components	$0.1	$(0.1)
Effect on postretirement benefit obligation	0.4	(0.4)
Discount rate:
Effect on postretirement service and interest cost components	0.0	(0.0)
Effect on postretirement benefit obligation	(1.7)	2.0
Effect on current year postretirement benefits expense	(0.2)	0.2
Effect on pension service and interest cost components	(0.1)	0.1
Effect on pension benefit obligation	(24.1)	29.3
Effect on current year pension expense	(1.2)	2.1
Expected return on plan assets:
Effect on current year pension expense	(2.1)	2.1
Rate of compensation increase:
Effect on pension service and interest cost components	0.6	(0.5)
Effect on pension benefit obligation	4.1	(3.6)
Effect on current year pension expense	0.8	(0.7)

Mueller Co. and Anvil Segments

	September 30,
	2007	2006
Weighted-Average Assumptions used to determine benefit obligations:
Discount rate	6.27%	5.69%
Rate of compensation increase	3.50	3.50
Weighted-Average Assumptions used to determine net periodic costs:
Discount rate	5.68	5.22
Expected return on plan assets	8.55	7.66
Rate of compensation increase	3.50	3.50

The discount rate is based on a model portfolio of Aa-rated bonds with a maturity matched to the estimated payouts of future pension benefits. The expected return on plan assets is based on the Company’s expectation of the long-term average rate of return on assets in the pension funds, which was modeled based on the current and projected asset mix of the funds and considering the historical returns earned on the type of assets in the funds. Management reviews the actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when appropriate. As required by GAAP, the effects of the modifications are amortized over future periods.

Assumed discount rates, expected return on plan assets and salary increases have a significant effect on the amounts reported for the pension plans. A one-percentage-point change in the rate for each of these assumptions would have the following effects (in millions):

	1-Percentage Point Increase	1-Percentage Point Decrease
Discount rate:
Effect on pension service and interest cost components	$—	$—
Effect on pension benefit obligation	(12.0)	15.1
Effect on current year pension expense	0.7	0.2
Expected return on plan assets:
Effect on current year pension expense	1.0	(1.0)
Rate of compensation increase:
Effect on pension service and interest cost components	—	—
Effect on pension benefit obligation	0.3	(0.3)
Effect on current year pension expense	—	—

Revenue Recognition

The Company recognizes revenue when delivery of a product has occurred and there is persuasive evidence of a sales arrangement, sales prices are fixed and determinable, and collectibility from the customers is reasonably assured. Revenue from the sale of products is recognized when title passes to the customer. Sales are recorded net of estimated cash discounts and rebates.

Inventories

Inventories are recorded at the lower of cost (first-in, first-out) or market value. Inventory cost includes an overhead component that can be affected by levels of production and actual costs incurred, which are periodically evaluated. Management evaluates the need to record adjustments for impairment of inventory quarterly. This evaluation includes such factors as anticipated usage, inventory turnover, inventory levels and ultimate product sales value. Inventory that, in the judgment of management, is obsolete or in excess of the Company’s estimated usage is written-down to its estimated market value, if less than its cost. Significant management judgments must be made when establishing the reserve for obsolete and excess inventory. If the Company’s judgments and estimates relating to obsolete and excess inventory prove to be inadequate, its financial results could be adversely affected in future periods.

Income Taxes

Deferred tax liabilities and assets are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax liabilities and assets are determined based on the differences between the financial statements and the tax basis of assets and liabilities, using tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is provided to offset any net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. If management were to reduce its estimates of future taxable income, the Company could be required to record a valuation allowance against our deferred tax assets. The Company’s tax balances are based on Management’s interpretation of the tax regulations and rulings in numerous tax jurisdictions. Future tax authority rulings, changes in tax laws, or future tax planning strategies could affect the actual effective tax rate and tax balances recorded by the Company.

Accounting for the Impairment of Long-Lived Assets Including Goodwill and Other Intangibles

Long-lived assets, including goodwill and intangible assets that have an indefinite life, are tested for impairment annually (or more frequently if events or circumstances indicate possible impairments). Finite-lived intangible assets are amortized over their respective estimated useful lives and reviewed for impairment annually or more frequently if events or circumstances indicate possible impairment. Any recognized intangible asset determined to have an indefinite useful life will not be amortized, but instead tested for impairment in accordance with FAS No. 142, Goodwill and Other Intangible Assets, until its life is determined to no longer be indefinite. Management uses an estimate of future undiscounted net cash flows of the related asset or asset grouping over the remaining life in measuring whether long-lived assets other than goodwill and intangibles are impaired. Significant management judgments and estimates must be made when establishing criteria for future cash flows, estimating reporting unit fair value and assessing impairment. If management’s judgments and estimates prove to be inadequate, an asset may be determined to be impaired and the Company’s financial results could be adversely impacted. Likewise, if a future event or circumstance indicates that an impairment assessment is required and through the performance of that assessment, an asset is determined to be impaired, the Company’s financial results could be adversely impacted in future periods.

Litigation, Investigations and Claims

The Company is involved in litigation, investigations, and claims arising out of the normal conduct of its business, including those relating to commercial transactions, as well as environmental, health and safety matters. Management estimates and accrues liabilities resulting from such matters based on a variety of factors, including outstanding legal claims and proposed settlements; assessments by internal counsel of pending or threatened litigation; and assessments of potential environmental liabilities and remediation costs. Management believes the Company has adequately accrued for these potential liabilities; however, facts and circumstances may change and could cause the actual liability to exceed the estimates, or may require adjustments to the recorded liability balances in the future.

Recently Issued Accounting Standards

In July 2006, the FASB issued Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarifies the minimum recognition threshold that a tax position must meet before being recognized in the financial statements. This interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. FIN 48 applies to all tax positions related to income taxes subject to FAS No. 109 Accounting for Income Taxes. Management does not believe the adoption of this standard, which became effective October 1, 2007, will have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued FAS No. 157 Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. Management does not believe the adoption of this standard, which becomes effective October 1, 2008, will have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued FAS No. 158 Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“FAS 158”), which requires the Company to recognize the overfunded or underfunded status of defined benefit pension and other postretirement benefit plans as assets or liabilities and to recognize changes in that funded status as a component of other comprehensive income. See Note 11 in “Notes to Consolidated Financial Statements” for the impact of this adoption, which became effective September 30, 2007. In addition, FAS 158 requires companies to measure plan assets and liabilities as of the fiscal year-end reporting date. The Company uses a June 30 measurement date for the U.S. Pipe segment plans and a September 30 measurement date for the Mueller Co. and Anvil segment plans, and will be required to adopt this provision as of September 30, 2008. The Company has not yet determined what impact the adoption of this requirement will have on its consolidated financial statements.

Item 7A.	Qualitative and Quantitative Disclosure About Market Risk

The Company is exposed to various market risks, which are potential losses arising from adverse changes in market rates and prices, such as interest rates and foreign exchange fluctuations. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes.

The Company’s primary financial instruments are cash and cash equivalents. This includes cash in banks and highly rated, liquid money market investments and U.S. government securities. Management believes that those instruments are not subject to material potential near-term losses in future earnings from reasonably possible near-term changes in market rates or prices.

Interest Rate Risk

At September 30, 2007, the Company had fixed rate debt of $425.0 million and variable rate debt of $673.7 million. The pre-tax earnings and cash flow impact resulting from a 100 basis point increase in interest rates on variable rate debt, holding other variables constant and excluding the impact of the hedging agreements described below, would be approximately $6.7 million per year.

The Company uses interest rate swap contracts with a cumulative notional amount of $325 million to hedge against cash-flow variability arising from changes in LIBOR rates in conjunction with its LIBOR-indexed variable rate borrowings. The Company recorded an unrealized loss from its swap contracts, net of tax, of $1.0 million at September 30, 2007 in accumulated other comprehensive income. These swaps have a liability fair value of $1.7 million at September 30, 2007, which is included in other long-term liabilities in the accompanying Consolidated Balance Sheet.

On October 27, 2005, the Company entered into six interest rate swap contracts with a cumulative notional amount of $350 million. The swap terms were between one and seven years with five separate counterparties. The first of these contracts has matured; the remaining five contracts have a cumulative notional amount of $325 million. The original objective of the hedges was to protect the Company against rising LIBOR interest rates that would have a negative effect on the Company’s cash flows due to changes in interest payments on its 2005 Mueller Term Loan. On May 24, 2007, these hedges were redesignated to protect the Company against rising LIBOR interest rates that would have a negative effect on the Company’s cash flows due to changes in interest payments on the term loan B. These swap agreements call for the Company to make fixed rate payments over the term at each swap’s stated fixed rate and to receive payments based on three month LIBOR from the counterparties. These swaps will be settled quarterly over their lives and are accounted for as cash flow hedges. As such, changes in the fair value of these swaps that take place through the date of maturity are recorded in accumulated other comprehensive income. As of September 31, 2007, the structure of the remaining hedges is; a three-year 4.740% LIBOR swap of $50 million, a four-year 4.800% LIBOR swap of $50 million, a five-year 4.814% LIBOR swap of $100 million, a six-year 4.915% LIBOR swap of $50 million, and a seven year 4.960% LIBOR swap of $75 million.

Management regularly evaluates the desirability of entering into additional interest rate swaps or other interest rate hedging instruments to protect against interest rate fluctuations on the Company’s floating rate debt.

Currency Risk

Outside of the United States, the Company maintains assets and operations in Canada and, to a much lesser extent, China and Europe. The results of operations and financial position of its foreign operations are principally measured in their respective currencies and translated into United States dollars. As a result, exposure to foreign currency gains and losses exists. The reported income of these subsidiaries will be higher or lower depending on the weakening or strengthening of the United States dollar against the respective foreign currency. The Company’s subsidiaries also purchase and sell products and services in various currencies. As a result, the Company may be exposed to cost increases relative to the local currencies in its markets. Because a different percentage of the Company’s revenues is in foreign currency than its costs, a change in the relative value of the United States dollar could have a disproportionate impact on the Company’s margins.

The portion of the Company’s assets and liabilities based in foreign locations are translated into United States dollars at foreign currency exchange rates in effect as of the end of each period, with the effect of such translation reflected in other comprehensive income (loss). Accordingly, the Company’s consolidated stockholders’ equity will fluctuate depending upon the weakening or strengthening of the United States dollar against the respective foreign currencies.

The Company has entered into Canadian dollar forward exchange contracts reducing the Company’s exposure to currency fluctuations from its Canadian-denominated intercompany loans. The instruments have a cumulative notional amount of $34.2 million. With these instruments, the Company sells Canadian dollars for U.S. dollars at a weighted average rate of $1.113. Gains and losses on these instruments are included in selling, general and administrative expenses in the accompanying Consolidated Statement of Operations. The Company recorded net losses of $3.2 million for the fiscal year ended September 30, 2007.

Raw Materials Risk

The Company’s products are made using several basic raw materials, including sand, resin, brass ingot, steel pipe, scrap steel and iron, as well as various purchased components. Accordingly, product margins and the level of profitability can fluctuate if the Company is not able to pass raw material and purchased components costs on to its customers.

Management estimates that raw materials and purchased components, respectively, used in the manufacturing processes as a percentage of respective segment costs of sales for fiscal 2007 were 11% and 47% for Mueller Co., and 23% and 41% for Anvil. Further, management estimates that raw materials used in the U.S. Pipe manufacturing process accounted for approximately 33% of the U.S. Pipe cost of sales for fiscal 2007. For the purposes of these estimates, raw materials excludes electricity, natural gas, water, oxygen, and other ancillary items. Historically, the Company has been able to obtain an adequate supply of raw materials and purchased components and management does not anticipate any shortage of these materials, which the segments generally purchase at spot prices.

The average purchased costs of brass ingot and scrap iron in fiscal 2007 were 16% and 8% higher than in fiscal 2006, respectively. These prices are expected to fluctuate based on marketplace demand. In fiscal year 2006, due to significant increases in the price of copper in calendar year 2005, the spot price of brass ingot, used in the manufacture of the Mueller Co. segment’s brass products and brass components, increased by approximately 80%. The Mueller Co. segment was able to pass much of these cost increases through to its customers by means of price increases in the middle of the fiscal year of approximately 22% on certain brass products, and approximately 12% on hydrants and iron gate valves containing brass components.

Commodities Risk

The Company uses natural gas to fuel some of its ductile iron pipe foundries. Natural gas is generally purchased at prices fixed each month based on NYMEX spot rates for specified volumes. While the Company locks in a purchase rate each month, it is exposed to price changes from month to month.

The Company uses natural gas swap contracts with a cumulative notional amount as of September 30, 2007 of approximately 476,000 mmbtu to hedge against cash-flow variability arising from changes in natural gas prices in conjunction with its anticipated purchases of natural gas. These contracts fix the Company’s purchase price for natural gas at prices ranging from $6.84 to $8.16 per mmbtu through September 2008. All of the above swaps are accounted for as effective hedges and have a total liability fair value of $0.2 million at September 30, 2007, which is included in other long-term liabilities in the accompanying Consolidated Balance Sheet. The Company recorded an unrealized loss from its swap contracts, net of tax, of $0.1 million at September 30, 2007 in accumulated other comprehensive income.

Item 8.	Financial Statements and Supplementary Data

The consolidated financial statements and supplementary data of Mueller Water Products, Inc. are filed as part of this annual report beginning on page F-1 and incorporated by reference in this Item 8.

Index to Financial Statements	Reference
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of September 30, 2007 and 2006	F-2
Consolidated Statements of Operations for the years ended September 30, 2007 and 2006 and for the nine months ended September 30, 2005	F-3
Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Income (Loss) for the years ended September 30, 2007 and 2006 and for the nine months ended September 30, 2005	F-4
Consolidated Statements of Cash Flows for the years ended September 30, 2007 and 2006 and for the nine months ended September 30, 2005	F-5
Notes to Consolidated Financial Statements	F-7

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, those officers have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2007.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Management has concluded that, as of September 30, 2007, the Company’s internal control over financial reporting was effective.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2007, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in this annual report on Form 10-K.

Item 9B.	Other Information

None

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age as of November 1, 2007, and position of each of our executive officers and directors.

Name	Age	Position
Gregory E. Hyland	56	Chairman of the Board of Directors, President and Chief Executive Officer
Robert Barker	50	Executive Vice President, General Counsel, Chief Compliance Officer, and Corporate Secretary
Robert D. Dunn	50	Senior Vice President, Human Resources
Thomas E. Fish	53	President, Anvil
Doyce Gaskin	52	President, Mueller Co.
Robert P. Keefe	53	Senior Vice President and Chief Information Officer
Dale B. Smith	62	Chief Executive Officer, Mueller Co.
Jeffery W. Sprick	40	Senior Vice President and Chief Accounting Officer
Raymond P. Torok	61	President, U.S. Pipe
Michael T. Vollkommer	49	Executive Vice President and Chief Financial Officer
Marietta Edmunds Zakas	48	Senior Vice President, Strategic Planning and Investor Relations
Donald N. Boyce	69	Director
Howard L. Clark	63	Director
Jerry W. Kolb	71	Director
Joseph B. Leonard	64	Director
Mark J. O’Brien	64	Director
Bernard G. Rethore	66	Director
Neil A. Springer	69	Director
Michael T. Tokarz	57	Director

Gregory E. Hyland has served as Chairman of the Board of Directors since October 2005 and as President and Chief Executive Officer since January 2006. Mr. Hyland served as Chairman, President and Chief Executive Officer of Walter Industries, a homebuilding, financial services and natural resources company, from September 2005 until December 2006. Prior to that time, Mr. Hyland served as President, U.S. Fleet Management Solutions of Ryder System, Inc., a transportation and logistics company, from June 2005 to September 2005. He served as Executive Vice President, U.S. Fleet Management Solutions of Ryder from October 2004 to June 2005. From December 2003 to September 2004, Mr. Hyland was not employed. He was President of the Industrial Products Segment for Textron, Inc., a multi-industry company, from February 2002 to August 2003 and Chairman and Chief Executive Officer of Textron Golf, Turf and Specialty Products from January 2001 to January 2002. From September 1997 to December 2000, Mr. Hyland served as President of the Engineered Products Group, Flow Control Division of Tyco International, a diversified manufacturing conglomerate. Mr. Hyland graduated from the University of Pittsburgh, where he earned his Bachelor’s and Master of Business Administration Degrees.

Robert Barker has served as our Executive Vice President, General Counsel, Corporate Secretary and Chief Compliance Officer since November 2006. Prior to joining the Company, he was a partner with the law firm of Powell Goldstein LLP in Atlanta from August 2001. Mr. Barker received an A.B. with distinction from Stanford University in History and Political Science and received a Juris Doctor from the University of Virginia School of Law.

Robert D. Dunn has served as our Senior Vice President, Human Resources since November 2007. Prior to joining the Company, he served as Senior Vice President, Human Resources of Dean Foods Company (formerly Suiza Foods), a dairy processor and organic food manufacturer, since 1999. From 1979 to 1984, Mr. Dunn was a Captain in the United States Army. Mr. Dunn holds a Bachelor’s of Science Degree in criminal justice administration and marketing from Murray State University and a Masters of Business Administration Degree from Embry Riddle Aeronautical University.

Thomas E. Fish has served as President of our Anvil segment since 2000. From January 2005 through November 2005, Mr. Fish served as Mueller Co.’s Interim Chief Financial Officer. Mr. Fish served as Vice President of Manufacturing for Grinnell Corp., a manufacturer of threaded and grooved pipe fittings, pipe hangers and sprinkler heads, from 1996 to 1999, Vice President of Finance and Administration for Grinnell Corp. from 1992 to 1996, Corporate Controller for Grinnell Corp. from 1984 to 1992 and Director of Internal Audit for Grinnell Fire Protection Systems, a manufacturer of fire protection systems, from 1982 to 1984. Mr. Fish was employed by Price Waterhouse & Co. from 1976 to 1982 as a certified public accountant. Mr. Fish graduated from the University of Rhode Island with a Bachelor’s of Science Degree in Accounting in 1976.

Doyce Gaskin has served as Executive Vice President of our Mueller Co. segment since July 2006. Prior to that time, Mr. Gaskin was Vice President, Manufacturing for Mueller Co. since February 1999. He served as Plant Manager, Chattanooga from 1996 to 1999 and as Manufacturing Manager, Albertville from 1994 to 1996. Prior to that time, Mr. Gaskin held a variety of positions at Mueller Co.’s Albertville Plant, including Maintenance & Plant Engineering Manager (3 years), Maintenance Superintendent (8 years) and Production Supervisor (8 years). Mr. Gaskin graduated from Snead State College with an Associates Degree in Business Administration/Management in 1988.

Robert P. Keefe has served as Senior Vice President and Chief Information Officer since March 2007. Most recently, Mr. Keefe was Corporate Vice President and Chief Information Officer at Russell Corporation, an athletic apparel, footwear and equipment company, from August 2002 to August 2006. Prior to that, Mr. Keefe was Vice President and Chief Information Officer for ConAgra Refrigerated Foods, a processor and marketer of refrigerated food products, from 1996 to 2002. He also held progressively responsible systems positions with Kraft Foods Inc., a food and beverage company, and Wyeth Pharmaceuticals, a pharmaceutical and health care products company. Mr. Keefe is a director of the Society for Information Management, International (SIM), a non-profit trade organization, and the SIM Foundation. Mr. Keefe holds a Bachelor’s Degree from the State University of New York at Oswego and a Masters of Business Administration from Pace University.

Dale B. Smith has been Chief Executive Officer of Mueller Group since August 1999. He has also been Chief Operating Officer of the Company since January 2006. Mr. Smith served as Executive Vice President of our subsidiary Mueller Co. from June 1994 to August 1999, Executive Vice President of Finance for Tyco Europe from 1992 to 1994, Director of Mergers and Acquisitions for Tyco from 1988 to 1992, Director of Mergers and Acquisitions for Grinnell Corp. from 1986 to 1988, Chief Financial Officer of Ludlow Corp. (a Tyco Company) from 1983 to 1986 and Corporate Controller for Grinnell Corp. from 1981 to 1983. From 1971 to 1981, Mr. Smith was employed by Price Waterhouse & Co. as a certified public accountant. Mr. Smith graduated from Middlebury College with an A.B. in Economics in 1967 and received a Masters of Business Administration in Finance and Accounting from the University of Rochester in 1971.

Jeffery W. Sprick has served as Senior Vice President and Chief Accounting Officer since December 2006. He served as Interim Chief Financial Officer from December 2006 to May 2007. From November 2005 through the Company’s spin off from Walter Industries in December 2006, Mr. Sprick was Senior Vice President and Chief Financial Officer of the Company. Prior to November 2005, Mr. Sprick served as Senior Vice President and Controller of Walter Industries. From April 2002 to August 2005 Mr. Sprick served as Vice President of Corporate Accounting of Walter Industries. Prior to joining Walter Industries in April 2002, Mr. Sprick was a senior manager of PricewaterhouseCoopers, where he was employed from 1989 until March 2002. Mr. Sprick graduated from the University of Michigan with a Bachelor’s Degree in Business Administration.

Raymond P. Torok has been President of our U.S. Pipe segment since July 2004. Before joining U.S. Pipe, from May 2003 to December 2003, he was interim President at Golden Casting Corporation, a foundry operation producing highly engineered precision castings, and from October 1998 to February 2003, he was President and Chief Executive Officer of Cold Metal Products, a steel production company. Mr. Torok holds a Bachelor’s Degree from John Carroll University and a Master’s of Business Administration from Butler University.

Michael T. Vollkommer has been Executive Vice President and Chief Financial Officer since May 2007. Mr. Vollkommer was Executive Vice President and Chief Financial Officer at Certegy Inc., a provider of credit card processing, check guarantee and other financial services, from June 2001 until February 2006. From March 2006 until May 2007, Mr. Vollkommer was not employed. Previously, he served as Corporate Vice President and Controller of Equifax, Inc., a consumer and commercial credit reporting agency, from November 1999 until its spin-off of Certegy Inc. in 2001. He also held progressively responsible finance positions from December 1993 until August 1998 with Alumax, Inc., a provider of primary aluminum and fabricated aluminum products, culminating in his promotion to Chief Financial Officer in December 1997. He began his career in August 1980 at Coopers & Lybrand. Mr. Vollkommer earned a Bachelor’s Degree in accounting from St. Francis College.

Marietta Edmunds Zakas has been Senior Vice President, Strategic Planning and Investor Relations, since November 2006. Before joining the Company, from September 2001 through August 2006, Ms. Zakas served in various positions at Russell Corporation, an athletic apparel, footwear and equipment company, culminating in her role as corporate vice president, chief of staff, business development and treasurer. Prior to joining Russell Corporation in 2001, Ms. Zakas served as corporate vice president, director of investor relations and corporate secretary for Equifax, Inc., a consumer and commercial credit reporting agency, from 1993 to 2000. Ms. Zakas also served as Equifax’s treasurer, as well as executive assistant to the Chairman and CEO. Ms. Zakas earned a Bachelor’s Degree from Randolph-Macon Woman’s College, a Master’s of Business Administration from the Colgate-Darden Graduate School of Business Administration at the University of Virginia, and a Juris Doctor from the University of Virginia School of Law.

Donald N. Boyce has been a member of our board of directors since April 2006. He was a director of Walter Industries, a homebuilding, financial and energy resources company, from August 1998 to April 2006. Mr. Boyce served as Chairman of the Board of Walter Industries from November 2, 2000 to March 1, 2002 and as Chairman of the Board, President and Chief Executive Officer of Walter Industries from August 3, 2000 to November 2, 2000. During this time, Walter Industries owned U.S. Pipe, one of the Company’s subsidiaries. Mr. Boyce was Chairman of the Board of Directors of IDEX Corporation, a proprietary engineered industrial products manufacturing company, from April 1999 until March 2000, Chairman of the Board of Directors and Chief Executive Officer of IDEX Corporation from March 1998 until March 1999, and Chairman of the Board of Directors, President and Chief Executive Officer of IDEX Corporation from January 1988 until March 1998.

Howard L. Clark, Jr. has been a member of our board of directors since April 2006. He has been a director of Walter Industries since March 1995. Mr. Clark has been Vice Chairman of Lehman Brothers Inc., an investment banking firm, since February 1993. He previously served as Chairman and Chief Executive Officer of Shearson Lehman Brothers Inc. Mr. Clark also is a director of Lehman Brothers Inc., United Rentals, Inc., an equipment rental company, and White Mountains Insurance Group, Ltd., a financial services holding company.

Jerry W. Kolb has been a member of our board of directors since April 2006. He has been a director of Walter Industries since June 2003. Mr. Kolb previously served as a Vice Chairman of Deloitte & Touche LLP, a registered public accounting firm, since 1986. Mr. Kolb is also a director of The Mid-America Group, a privately held regional real estate, investment and development firm, and a member of the Audit Committee of the United Nations Joint Staff Pension Board.

Joseph B. Leonard has been a member of our board of directors since April 2006. Mr. Leonard has been Chairman of AirTran Holdings, Inc., an airline holding company, since November 2007, Chairman and Chief Executive Officer of AirTran Holdings, Inc. since January 1999 and President of AirTran Holdings, Inc. from January 1999 through January 2001. Previously, Mr. Leonard served in various executive capacities for AlliedSignal, Inc., an aerospace, automotive and engineering company, and its aerospace division. Mr. Leonard previously served in various executive positions for Eastern Airlines, Inc., a commercial airline company, and prior to that he served maintenance and quality control positions for Northwest Airlines, Inc. and American Airlines.

Mark J. O’Brien has been a member of our board of directors since April 2006. He has been a director of Walter Industries since June 2005. Since March 2006, Mr. O’Brien has served as Chairman and Chief Executive Officer of Walter Industries’ Homes Business. Mr. O’Brien has served as President and Chief Executive Officer of Brier Patch Capital and Management, Inc., a real estate investment firm, since September 2004. Mr. O’Brien served in various capacities at Pulte Homes, Inc., a home building company, for 21 years, including President and Chief Executive Officer from 2002 to 2003.

Bernard G. Rethore has been a member of our board of directors since April 2006. He has been a director of Walter Industries since March 2002. He has been Chairman of the Board Emeritus of Flowserve Corporation, a manufacturer of pumps, valves, seals and components, since April 2000. From January 2000 to April 2000, he served as Flowserve Corporation’s Chairman. He had previously served as Chairman, Chief Executive Officer and President of Flowserve Corporation. Mr. Rethore is a director of Belden, Inc., a manufacturer of specialty electronic cable, and Dover Corp., a diversified manufacturer of a wide range of proprietary products.

Neil A. Springer has been a member of our board of directors since April 2006. He was a director of Walter Industries from August 2000 to April 2006. Mr. Springer has been managing director of Springer & Associates LLC, a board consulting and executive recruitment company, since 1994. Mr. Springer is also a director of IDEX Corporation and CUNA Mutual Insurance Group, a financial services company.

Michael T. Tokarz has been a member of our board of directors since April 2006. He has served as non-executive Chairman of the Board of Walter Industries since December 2006. In 2006, Mr. Tokarz established Tokarz Group Advisers, an investment advisory firm. Since February 1, 2002 he has been a member of the Tokarz Group, LLC, a venture capital investment company. From January 1996 until February 1, 2002, Mr. Tokarz was a member of the limited liability company that serves as the general partner of Kohlberg Kravis Roberts & Co. L.P., a private equity company. Mr. Tokarz also is a director of IDEX Corporation, Conseco, Inc., an insurance provider, and MVC Capital, Inc., a registered investment company.

Additional Information

Except for the information disclosed above and below, the information required by this item will be contained in the Company’s definitive proxy statement issued in connection with the 2008 annual meeting of stockholders filed with the SEC within 120 days after September 30, 2007 (the “2007 Proxy Statement”) and is incorporated herein by reference.

Our website address is www.muellerwaterproducts.com. You may obtain free electronic copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports at our website under the heading “Investors”. These reports are available on our website as soon as reasonably practicable after we electronically file them with the SEC.

We have adopted a written code of conduct that applies to all directors, officers and employees, including our principal executive officer and senior financial officers, in accordance with Section 406 of the Sarbanes-Oxley Act of 2002 and the rules of the Securities and Exchange Commission promulgated thereunder. Our Code of Business Conduct and Ethics is available in the corporate governance section of our website. In the event that we make changes in, or provide waivers from, the provisions of this code of conduct that the SEC requires us to disclose, we intend to disclose these events on the corporate governance section of our website.

We have adopted corporate governance guidelines. The guidelines and the charters of our board committees are available in the corporate governance section of our website. Copies of the code of conduct, corporate governance guidelines and board committee charters are also available in print upon written request to the Corporate Secretary, Mueller Water Products, Inc., 1200 Abernathy Road NE, Suite 1200, Atlanta, GA 30328.

Item 11.	EXECUTIVE COMPENSATION

The information required by this item will be contained in the 2007 Proxy Statement and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except for the information set forth below and the information set forth in Part II, Item 5, the information required by this item will be contained in the Company’s 2007 Proxy Statement and is incorporated herein by reference.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We have two compensation plans under which our equity securities are authorized for issuance. Both plans were approved by the Company’s sole stockholder in May 2006. The following table sets forth certain information relating to these equity compensation plans, which relate only to Series A common stock, as of September 30, 2007:

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options Warrants and Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holder:
2006 Stock Incentive Plan	2,892,828	(1)	$14.78	4,865,940	(2)
2006 Employee Stock Purchase Plan	44,190	(3)	$9.99	3,814,345	(4)

Total	2,937,018		—	8,680,285

Equity compensation plans not approved by security holder	—		—	—

(1)	Consists of shares to be issued upon exercise of outstanding options granted under the Mueller Water Products, Inc. 2006 Stock Incentive Plan. Excludes phantom shares issuable to non-employee directors pursuant to the Mueller Water Products, Inc. Directors’ Deferred Fee Plan.

(2)	The number of shares available for future issuance under the Stock Incentive Plan is equal to eight million (8,000,000) shares authorized for issuance under the plan, less the cumulative number of awards granted under the plan that will be settled by issuing shares.

(3)	Consists of shares issued on October 31, 2007 for which employee contributions in the form of payroll deductions were made from August 1, 2007 to October 31, 2007.

(4)	The number of shares available for future issuance under the Stock Purchase Plan is equal to four million (4,000,000) shares authorized for issuance under the plan, less the number of shares issued through October 31, 2007.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be contained in the Company’s 2007 Proxy Statement and is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be contained in the Company’s 2007 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENTS

(a)	Financial Statements

Index to Financial Statements	Page Number
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of September 30, 2007 and 2006	F-2
Consolidated Statements of Operations for the years ended September 30, 2007 and 2006 and for the nine months ended September 30, 2005	F-3
Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Income (Loss) for the years ended September 30, 2007 and 2006 and for the nine months ended September 30, 2005	F-4
Consolidated Statements of Cash Flows for the years ended September 30, 2007 and 2006 and for the nine months ended September 30, 2005	F-5
Notes to Consolidated Financial Statements	F-7

(b)	Exhibits

Exhibit No.	Document
2.1	Agreement and Plan of Merger dated as of June 17, 2005 among Mueller Water Products, Inc., Walter Industries, Inc., JW MergerCo, Inc. and DLJ Merchant Banking II, Inc., as stockholders’ representative. Incorporated by reference to Exhibit 2.1 to Mueller Water Products Form 8-K (File no. 333-116590) filed on June 21, 2005

2.1.1	Letter Agreement dated as of February 23, 2006 between Walter Industries, Inc. and Mueller Water Products, Inc. Incorporated by reference to Exhibit 10.1 to Mueller Water Products, Inc. Form 8-K (File no. 333-131521) filed February 27, 2006.

2.2	Agreement and Plan of Merger, dated as of January 31, 2006, by and among Mueller Holding Company, Inc., Mueller Water Products, LLC and Mueller Water Products Co-Issuer, Inc. Incorporated by reference to Exhibit 2.1 Mueller Water Products Form 8-K (File no. 333-116590) filed on February 3, 2006.

3.1	Restated Certificate of Incorporation of Mueller Water Products, Inc. Incorporated by reference to Exhibit 3.1 to Mueller Water Products, Inc. Form 8-K (File no. 001-32892) filed on May 30, 2006.

3.1.1	Certificate of Merger, dated February 2, 2006, of Mueller Water Products, LLC and Mueller Water Products Co-Issuer, Inc. with and into Mueller Holding Company, Inc. Incorporated by reference to Exhibit 3.1.2 to Mueller Water Products Inc. Form 8-K (File no. 333-116590) filed on February 3, 2006

3.2	Restated Bylaws of Mueller Water Products, Inc. Incorporated by reference to Exhibit 3.2 to Mueller Water Products, Inc. Form 8-K (File no. 001-32892) filed on May 30, 2006.

4.1	Indenture, dated as of April 29, 2004, between Mueller Holdings (N.A.), Inc. and Law Debenture Trust Company of New York for the 14.75% Senior Discount Notes due 2014. Incorporated by reference to Exhibit 4.1 to Mueller Water Products, LLC Registration Statement on Form S-1 (File no. 333-116590) filed on June 17, 2004.

4.1.1	Supplemental Indenture, dated as of October 3, 2005, by and among Mueller Water Products, LLC, Mueller Water Products Co-Issuer, Inc. and Law Debenture Trust Company of New York. Incorporated by reference to Exhibit 4.1 to Mueller Water Products, Inc. Form 10-Q (File no. 333-131521) filed on February 22, 2006.

4.1.2	Second Supplemental Indenture, dated as of February 2, 2006, between, by and among Mueller Holding Company, Inc., Mueller Water Products, LLC, Mueller Water Products Co-Issuer, Inc. and Law Debenture Trust Company of New York. Incorporated by reference to Exhibit 10.1 to Mueller Water Products, Inc. Form 8-K (File no. 333-116590) filed on February 3, 2006.

Exhibit No.	Document
4.1.3	Third Supplemental Indenture, dated as of May 14, 2007, to the Indenture dated as of April 29, 2004 among Mueller Water Products, Inc. and Law Debenture Trust Company of New York, as trustee. Incorporated by reference to Exhibit 4.1.3 to Mueller Water Products Form 8-K (File no. 001-32892) filed on May 17, 2007.

4.2	Indenture, dated as of April 23, 2004, among Mueller Group, Inc., the Guarantors party thereto and Law Debenture Trust Company of New York for the 10% Senior Subordinated Notes due 2012. Incorporated by reference to Exhibit 4.3 to Mueller Water Products, LLC Registration Statement on Form S-1 (File no. 333-116590) filed on June 17, 2004.

4.2.1	Supplemental Indenture, dated as of October 3, 2005, among Mueller Group Co-Issuer, Inc., Mueller Group, LLC, the certain guarantors defined therein and Law Debenture Trust Company of New York for the 10% Senior Subordinated Notes due 2012. Incorporated by reference to Exhibit 10.6 to Mueller Water Products, LLC Registration Statement on Form S-1 (File no. 333-116590) filed on February 3, 2006.

4.2.2	Second Supplemental Indenture, dated as of May 14, 2007, to the Indenture dated as of April 23, 2004, among Mueller Group, LLC (formerly Mueller Group, Inc.) and Mueller Group Co-Issuer, Inc., the guarantors listed on the signature pages thereto and Law Debenture Trust Company of New York, as trustee. Incorporated by reference to Exhibit 4.7 to Mueller Water Products Form 8-K (File no. 001-32892) filed on May 17, 2007.

4.3	Indenture dated as of May 24, 2007 among Mueller Water Products, Inc., the guarantors named on the signature pages thereto and The Bank of New York (including form of global notes). Incorporated by reference to Exhibit 4.6 to Mueller Water Products Inc. Form 8-K
(File no. 001-32892) filed on May 30, 2007.

10.1	Amended and Restated Credit Agreement among Mueller Water Products, Inc., as Borrower, Mueller Group, LLC, as prior borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender, and an L/C Issuer, JPMorgan Chase Bank, N.A., as Syndication Agent, and an L/C Issuer and the lenders named on the signature pages thereto. Incorporated by reference to Exhibit 10.17 to Mueller Water Products Inc. Form 8-K (File no. 001-32892) filed on May 30, 2007.

10.1.1	Amendment No.1 to Amended and Restated Credit Agreement, dated as of June 21, 2007, among Mueller Water Products, Inc., Bank of America, N.A., and each of the guarantors named on the signature pages thereto. Incorporated by reference to Exhibit 10.20 to Mueller Water Products Inc. Form 10-Q (File no. 001-32892) for the quarter ended June 30, 2007.

10.2	Corporate Agreement by and between Walter Industries, Inc. and Mueller Water Products, Inc. Incorporated by reference to Exhibit 10.1 to Mueller Water Products, Inc. Form 8-K (File no. 001-32892) filed on May 30, 2006.

10.3	Income Tax Allocation Agreement by and among Walter Industries, Inc., the Walter Affiliates (as defined therein), Mueller Water Products, Inc. and the Mueller Affiliates (as defined therein). Incorporated by reference to Exhibit 10.2 to Mueller Water Products, Inc. Form 8-K (File no. 001-32892) filed on May 30, 2006.

10.4	Transition Services Agreement by and between Walter Industries, Inc. and Mueller Water Products, Inc. Incorporated by reference to Exhibit 10.3 to Mueller Water Products, Inc.8-K (File no. 001-32892) filed on May 30, 2006.

10.5	Mueller Water Products, Inc. 2006 Stock Incentive Plan. Incorporated by reference to Exhibit 10.4 to Mueller Water Products, Inc. Form 8-K (File no. 001-32892) filed on May 30, 2006.

10.6	Mueller Water Products, Inc. 2006 Employee Stock Purchase Plan, as amended September 27, 2006. Incorporated by reference to Exhibit 10.5 to Mueller Water Products, Inc. Form 10-K
(File no. 001-32892) filed on December 21, 2006.

10.7	Mueller Water Products, Inc. Directors’ Deferred Fee Plan. Incorporated by reference to Exhibit 10.7 to Mueller Water Products, Inc. 8-K (File no. 001-32892) filed on May 30, 2006.

10.8	Executive Incentive Plan of Mueller Water Products, Inc. Incorporated by reference to Exhibit 10.6 to Mueller Water Products, Inc. 8-K (File no. 001-32892) filed on May 30, 2006.

Exhibit No.	Document
10.9	Executive Employment Agreement, dated September 9, 2005 between Walter Industries, Inc. and Gregory E. Hyland. Incorporated by reference to Exhibit 10.22 to Walter Industries, Inc. Form 8-K (File no. 001-13711) filed on September 12, 2005.

10.9.1	Amendment, dated as of March 2, 2006, to Executive Employment Agreement dated September 9, 2005 between Walter Industries, Inc. and Gregory E. Hyland. Incorporated by reference to Exhibit 10.1 to Mueller Water Products, Inc. Form 8-K (File no. 333-131521) filed on March 3, 2006.

10.9.2	Assignment and Assumption Agreement dated December 14, 2006 between Walter Industries, Inc. and Mueller Water Products, Inc. relating to the September 9, 2005 employment agreement of Gregory E. Hyland. Incorporated by reference to Exhibit 10.01 to Mueller Water Products, Inc. Form 8-K (File no. 001-32892) filed on December 19, 2006.

10.9.3	Mueller Water Products, Inc. Supplemental Defined Contribution Plan, effective April 1, 2007. Incorporated by reference to Exhibit 10.01 to Mueller Water Products, Inc. Form 8-K
(File no. 001-32892) filed on March 27, 2007.

10.10	Executive Employment Agreement, dated January 23, 2006, between Mueller Holding Company, Inc. and Dale B. Smith. Incorporated by reference to Exhibit 10.2 to Mueller Water Products, LLC Form 8-K (File no. 333-116590) filed on January 27, 2006.

10.10.1	Amendment dated as of November 1, 2007 to Employment Agreement with Dale B. Smith dated January 23, 2006. Incorporated by reference to Exhibit 99.2 to Mueller Water Products, Inc.
Form 8-K (File no. 001-32892) filed on November 2, 2007.

10.11	Employment Agreement, dated as of July 31, 2006, between Mueller Water Products, Inc. and Doyce Gaskin. Incorporated by reference to Exhibit 10.1 to Mueller Water Products, Inc. Form 8-K (File no. 001-32892) filed on August 3, 2006.

10.11.1	Amendment dated as of October 31, 2007 to Letter Agreement with Doyce Gaskin dated as of July 31, 2006. Incorporated by reference to Exhibit 99.3 to Mueller Water Products, Inc. Form 8-K (File no. 001-32892) filed on November 2, 2007.

10.12	Employment Agreement, dated as of July 31, 2006, between Mueller Water Products, Inc. and Thomas E. Fish. Incorporated by reference to Exhibit 10.2 to Mueller Water Products, Inc. Form 8-K (File no. 001-32892) filed on August 3, 2006.

10.13	Employment Agreement, dated August 23, 2006, between Mueller Water Products, Inc. and Jeffery W. Sprick. Incorporated by reference to Exhibit 10.1 to Mueller Water Products, Inc. Form 8-K (File No. 333-131521) filed on August 29, 2006.

10.14	Employment Agreement, dated July 12, 2004, between Walter Industries, Inc. and Raymond P. Torok. Incorporated by reference to Exhibit 10.15 to Mueller Water Products, Inc. Form S-1 (File no. 333-131536) filed on February 3, 2006.

10.14.1	Assignment and Assumption Agreement dated December 14, 2006 between Walter Industries, Inc. and Mueller Water Products, Inc. relating to the July 12, 2004 employment agreement of Raymond P. Torok. Incorporated by reference to Exhibit 10.02 to Mueller Water Products, Inc. Form 8-K
(File no. 001-32892) filed on December 19, 2006.

10.15	Joint Litigation Agreement dated December 14, 2006 between Walter Industries, Inc. and Mueller Water Products, Inc. Incorporated by reference to Exhibit 10.3 to Mueller Water Products, Inc. Form 8-K (File no. 001-32892) filed on December 19, 2006.

10.16	Employment Agreement, dated as of May 1, 2007, between Mueller Water Products, Inc. and Michael T. Vollkommer. Incorporated by reference to Exhibit 99.2 to Mueller Water Products Inc. Form 8-K (File no. 001-32892) filed on May 14, 2007.

10.17	Form of Executive Change-in-Control Severance Agreement. Incorporated by reference to Exhibit 10.17 to Mueller Water Products, Inc. Form 10-Q for the quarter ended March 31, 2007 (File no. 001-32892).

12.1**	Computation of Ratio of Earnings to Fixed Charges

Exhibit No.	Document
21.1**	Subsidiaries of Mueller Water Products, Inc.

23.1**	Consent of PricewaterhouseCoopers LLP

31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**	Filed with this report

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 28, 2007

MUELLER WATER PRODUCTS, INC.

By:	/s/ GREGORY E. HYLAND
Name: Gregory E. Hyland
Title: Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GREGORY E. HYLAND Gregory E. Hyland	Chairman of the Board of Directors, President and Chief Executive Officer (principal executive officer)	November 28, 2007

/s/ MICHAEL T. VOLLKOMMER Michael T. Vollkommer	Executive Vice President and Chief Financial Officer (principal financial officer)	November 28, 2007

/s/ JEFFERY W. SPRICK Jeffery W. Sprick	Senior Vice President and Chief Accounting Officer (principal accounting officer)	November 28, 2007

/s/ DONALD N. BOYCE Donald N. Boyce	Director	November 28, 2007

/s/ HOWARD L. CLARK Howard L. Clark	Director	November 28, 2007

/s/ JERRY W. KOLB Jerry W. Kolb	Director	November 28, 2007

/s/ JOSEPH B. LEONARD Joseph B. Leonard	Director	November 28, 2007

/s/ MARK J. O’BRIEN Mark J. O’Brien	Director	November 28, 2007

/s/ BERNARD G. RETHORE Bernard G. Rethore	Director	November 28, 2007

/s/ NEIL A. SPRINGER Neil A. Springer	Director	November 28, 2007

/s/ MICHAEL T. TOKARZ Michael T. Tokarz	Director	November 28, 2007

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Mueller Water Products, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity (deficit) and comprehensive income (loss) and of cash flows present fairly, in all material respects, the financial position of Mueller Water Products, Inc. and its subsidiaries (the “Company”), at September 30, 2007 and 2006, and the results of their operations and their cash flows for the years ended September 30, 2007 and September 30, 2006 and the nine months ended September 30, 2005 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, which is included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these consolidated financial statements and on the Company’s internal control over financial reporting based on our audits (which was an integrated audit in 2007). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 11 to the consolidated financial statements, the Company changed the manner in which it accounts for defined benefit pension and other postretirement benefit plans as of September 30, 2007.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Atlanta, Georgia

November 28, 2007

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2007	September 30, 2006
	(dollars in millions)
Assets
Cash and cash equivalents	$98.9	$81.4
Receivables, net of allowance for doubtful accounts of $4.9 million and $4.8 million at September 30, 2007 and 2006, respectively	302.1	322.9
Inventories	453.5	454.6
Deferred income taxes	29.2	42.6
Prepaid expenses and other current assets	66.3	33.7

Total current assets	950.0	935.2
Property, plant and equipment, net	351.8	337.0
Deferred financing fees and other long-term assets	17.5	16.8
Identifiable intangibles, net	819.3	835.4
Goodwill	870.6	865.5

Total assets	$3,009.2	$2,989.9

Liabilities and Stockholders’ equity
Current portion of long-term debt	$6.2	$9.0
Accounts payable	112.3	129.9
Accrued expenses and other liabilities	121.8	116.3

Total current liabilities	240.3	255.2
Long-term debt	1,094.3	1,118.3
Accrued pension liability	11.9	43.7
Accumulated postretirement benefits obligation	18.3	46.3
Deferred income taxes	307.3	278.5
Other long-term liabilities	26.1	20.9

Total liabilities	1,698.2	1,762.9

Commitments and contingencies (Note 17)

Common stock, $0.01 par value per share:
Series A—400,000,000 shares authorized; 29,006,267 shares and 28,750,000 shares issued at September 30, 2007 and September 30, 2006	0.3	0.3
Series B—200,000,000 shares authorized and 85,844,920 shares issued at both September 30, 2007 and 2006	0.8	0.8
Capital in excess of par value	1,422.0	1,417.5
Accumulated deficit	(124.8)	(173.0)
Accumulated other comprehensive income (loss)	12.7	(18.6)

Total stockholders’ equity	1,311.0	1,227.0

Total liabilities and stockholders’ equity	$3,009.2	$2,989.9

The accompanying notes are an integral part of the consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30, 2007	Year Ended September 30, 2006	Nine Months Ended September 30, 2005
	(dollars in millions, except per share amounts)
Net sales	$1,849.0	$1,933.4	$456.9
Cost of sales	1,385.8	1,525.7	402.2

Gross profit	463.2	407.7	54.7

Operating expenses:
Selling, general and administrative	251.6	242.1	25.9
Related party corporate charges	1.6	8.0	5.4
Facility rationalization, restructuring and related costs	—	28.6	—

Total operating expenses	253.2	278.7	31.3

Income from operations	210.0	129.0	23.4
Interest expense, net of interest income	86.8	107.4	15.5
Loss on early extinguishment of debt	36.5	8.5	—

Income before income taxes	86.7	13.1	7.9
Income tax expense	38.5	8.0	2.8

Net income	$48.2	$5.1	$5.1

Basic and diluted income per share	$0.42	$0.05	$0.06

The accompanying notes are an integral part of the consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND

COMPREHENSIVE INCOME (LOSS)

	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Comprehensive Income (Loss)	Accum. Other Comprehensive (Loss) Income	Total
	(dollars in millions)
Balance at December 31, 2004	$—	$68.3	$(183.2)		$(30.2)	$(145.1)
Comprehensive loss:
Net income	—	—	5.1	$5.1	—	5.1
Other comprehensive loss, net of tax:
Increase in additional minimum pension liability	—	—	—	(15.2)	(15.2)	(15.2)

Comprehensive loss				(10.1)

Balance at September 30, 2005	—	68.3	(178.1)		(45.4)	(155.2)
Walter Industries’ investment in subsidiary	—	932.1	—		—	932.1
Dividend to Walter Industries	—	(444.5)	—		—	(444.5)
Dividend to Walter Industries for acquisition costs	—	(12.0)	—		—	(12.0)
Forgiveness of U.S. Pipe payable to Walter Industries	—	443.6	—		—	443.6
Sale of common stock in initial public offering	1.1	427.8	—		—	428.9
Stock-based compensation	—	2.2	—		—	2.2
Comprehensive income
Net income	—	—	5.1	5.1	—	5.1
Other comprehensive income, net of tax:
Net unrealized gain on derivative instruments	—	—	—	1.0	1.0	1.0
Foreign currency translation adjustments	—	—	—	1.8	1.8	1.8
Decrease in additional minimum pension liability	—	—	—	24.0	24.0	24.0

Comprehensive income				31.9

Balance at September 30, 2006	1.1	1,417.5	(173.0)		(18.6)	1,227.0
Dividends paid, $0.07 per share	—	(8.0)	—		—	(8.0)
Stock-based compensation	—	10.7	—		—	10.7
Stock issued upon exercise of stock options	—	1.8	—		—	1.8
Comprehensive income
Net income	—	—	48.2	48.2	—	48.2
Other comprehensive income (loss), net of tax:
Net unrealized loss on derivative instruments	—	—	—	(2.1)	(2.1)	(2.1)
Foreign currency translation adjustments	—	—	—	8.2	8.2	8.2
Decrease in additional minimum pension liability	—	—	—	10.0	10.0	10.0

Comprehensive income				$64.3

Adjustment to initially apply FAS 158, net of tax	—	—	—		15.2	15.2

Balance at September 30, 2007	$1.1	$1,422.0	$(124.8)		$12.7	$1,311.0

The accompanying notes are an integral part of the consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended September 30, 2007	Year ended September 30, 2006	Nine months ended September 30, 2005
	(dollars in millions)
Operating Activities
Net income	$48.2	$5.1	$5.1
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	72.3	68.8	19.4
Amortization of intangibles	29.1	28.1	—
Write-off of premium on notes	(22.8)	(14.3)	—
Write-off of deferred financing fees	11.1	4.1	—
Stock-based compensation expense	10.7	3.1	—
Accretion on debt	7.1	12.9	—
Provision (credit) for deferred income taxes	29.6	(9.5)	(3.5)
Amortization of deferred financing fees	2.5	3.1	—
Loss on disposal of property, plant and equipment	2.6	2.1	0.9
Impairments of property, plant and equipment	—	21.5	—
Other, net	(5.5)	(3.2)	0.2
Changes in assets and liabilities, net of the effects of acquisitions:
Receivables	28.9	(25.2)	(15.0)
Inventories	15.0	70.4	(20.0)
Prepaid expenses and other assets	(0.4)	(1.3)	(1.4)
Accounts payable, accrued expenses and other current liabilities	(51.9)	(21.1)	8.8
Pension and other long-term liabilities	(21.4)	(37.0)	0.5

Net cash provided by (used in) operating activities	155.1	107.6	(5.0)

Investing Activities
Additions to property, plant and equipment	(88.3)	(71.1)	(16.5)
Proceeds from sale of property, plant and equipment	0.8	3.6	—
Acquisitions of businesses, net of cash acquired	(26.2)	(15.6)	—
Increase in amounts due to Walter Industries	—	1.7	20.8

Net cash (used in) provided by investing activities	(113.7)	(81.4)	4.3

Financing Activities
Increase in dollar value of bank checks outstanding	3.1	10.0	0.7
Proceeds from short-term borrowings	—	55.9	—
Retirement of short-term debt	—	(55.9)	—
Proceeds from long-term debt	1,140.0	1,050.0	—
Retirement of long-term debt	(1,151.1)	(1,031.9)	—
Proceeds from issuance of common stock	1.8	428.9	—
Payment of deferred financing fees	(11.4)	(21.6)	—
Dividends to stockholders	(8.0)	(444.5)	—
Dividend to Walter Industries for acquisition costs	—	(12.0)	—
Walter Industries contribution of Predecessor Mueller’s cash	—	76.3	—

Net cash (used in) provided by financing activities	(25.6)	55.2	0.7

Effect of exchange rate changes on cash	1.7	—	—

Net increase in cash and cash equivalents	17.5	81.4	—
Cash and cash equivalents at beginning of year	81.4	—	—

Cash and cash equivalents at end of year	$98.9	$81.4	$—

Supplemental Disclosures
Interest paid	$69.4	$116.7	$0.3
Income taxes paid	$45.0	$49.2	$—

Schedules of non-cash investing and financing activities

The Company adopted FASB Statement No. 158 Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans on September 30, 2007. In connection with this adoption, the Company recorded the following non-cash transaction (dollars in millions):

September 30, 2007
Increase in deferred financing fees and other long-term assets	$2.5
Increase in accrued expenses and other current liabilities	(1.8)
Decrease in accumulated postretirement benefit obligation	24.0
Decrease in accrued pension liability	0.2
Increase in deferred income taxes	(9.7)
Increase in accumulated other comprehensive income (loss)	(15.2)

$0.0

The Company recorded facility rationalization, restructuring and related charges of $28.6 million for the year ended September 30, 2006. A portion of these charges, consisting of write-offs of assets, were non-cash and are reconciled below (dollars in millions):

Year ended September 30, 2006
Accrued expenses	$7.1
Non-cash	21.5

Total facility rationalization, restructuring and related costs	$28.6

On October 3, 2005, the Company’s former parent, Walter Industries, Inc. (“Walter Industries”), purchased all of the outstanding common stock of Mueller Water Products, Inc. (“Predecessor Mueller”). See Note 1. The effect of this transaction on the Company’s cash flows was as follows (dollars in millions):

Year ended September 30, 2006
Contribution of Predecessor Mueller by Walter Industries	$932.9
Less: Cash of Predecessor Mueller received	(76.3)

Total net assets received excluding cash	$856.6

Subsequent to the Acquisition, Walter Industries forgave an intercompany receivable from U.S. Pipe of $443.6 million.

The accompanying notes are an integral part of the consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Organization

Mueller Water Products, Inc. together with its consolidated subsidiaries (“Mueller Water” or the “Company”) has three reportable segments as described in Note 16. The Company is the surviving corporation of the merger on February 2, 2006 of Mueller Water Products, LLC (Commission File Number: 333-116590) and Mueller Water Products Co-Issuer, Inc. with and into Mueller Holding Company, Inc., a Delaware corporation. On June 1, 2006, Mueller Water completed its initial public offering “IPO” of its Series A common stock (NYSE: MWA). On December 14, 2006, Walter Industries, Inc. (“Walter Industries”), a diversified New York Stock Exchange traded company, distributed all of the Company’s outstanding Series B common stock (NYSE: MWA.B) to Walter Industries’ shareholders.

On October 3, 2005, through a series of transactions (the “Acquisition”), Walter Industries acquired all outstanding shares of capital stock of Mueller Water Products, Inc. (“Predecessor Mueller”), which immediately was converted into Mueller Water Products, LLC, a Delaware limited liability company, and contributed United States Pipe and Foundry Company, LLC, (“U.S. Pipe”) to the acquired company. The results of operations of Predecessor Mueller are included in the Consolidated Statements of Operations beginning October 3, 2005.

The Company was originally organized as United States Pipe and Foundry Company, Inc. (“U.S. Pipe Inc.”) and was a wholly-owned subsidiary of Walter Industries. On September 23, 2005, United States Pipe and Foundry Company, LLC was organized as the successor to U.S. Pipe Inc.

The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, which require management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses for the reporting periods. Actual results could differ from those estimates. All significant intercompany balances and transactions have been eliminated. The loss on early extinguishment of debt of $8.5 million for the year ended September 30, 2006 has been reclassified from interest expense, net of interest income in the accompanying Consolidated Statements of Operations to conform to the current year presentation.

Note 2.    Summary of Significant Accounting Policies

Revenue Recognition—The Company recognizes revenue based on the recognition criteria set forth in the Securities and Exchange Commission’s Staff Accounting Bulletin 104, Revenue Recognition, which is when delivery of product has occurred or services have been rendered and there is persuasive evidence of a sales arrangement, selling prices are fixed or determinable, and collectibility from the customer is reasonably assured. Revenue from the sale of products is recognized when title passes to the customer. Sales are recorded net of estimated cash discounts and rebates.

Shipping and Handling—Costs to ship products to customers are included in cost of sales in the accompanying Consolidated Statements of Operations. Amounts billed to customers, if any, to cover shipping and handling costs are included in net sales.

Customer Rebates—Customer rebates are applied against net sales at the time the sales are recorded based on estimates of the deductions to be taken.

Stock-based Compensation—The Company records compensation costs for stock options, restricted stock units and restricted stock granted to employees based on the fair value at the grant dates as prescribed by Statement of Financial Accounting Standards No. 123(R) Share-Based Payment. The Company records stock-based compensation costs as selling, general and administrative in the accompanying Consolidated Statements of Operations.

Cash and Cash Equivalents—The Company considers all highly liquid investments with original maturities of ninety days or less when purchased to be cash equivalents. Outstanding checks are netted against cash when there is a sufficient balance of cash available in the Company’s accounts at the bank to cover the outstanding amount and the right of offset exists. Where there is no right of offset against cash balances, outstanding checks are included in accounts payable. At September 30, 2007 and 2006 checks issued but not yet presented to the banks for payment (i.e. the dollar value of bank checks outstanding) were $13.1 million and $10.0 million, respectively, and were recorded in accounts payable.

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

The following table summarizes information concerning the Company’s allowance for doubtful accounts:

	Year ended September 30, 2007	Year ended September 30, 2006	Nine months ended September 30, 2005
	(dollars in millions)
Balance at beginning of period	$4.8	$0.9	$0.7
Allowance for doubtful accounts of Predecessor Mueller	—	5.0	—
Provisions charged to income	0.8	1.8	0.3
Charge-offs, net of recoveries	(0.7)	(2.9)	(0.1)

Balance at end of period	$4.9	$4.8	$0.9

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

Property, plant and equipment—Property, plant and equipment is recorded at cost, less accumulated depreciation and amortization. Depreciation is recorded on the straight-line method over the estimated useful lives of the assets. Estimated useful lives used in computing depreciation expense are 10 to 20 years for land improvements, 10 to 40 years for buildings, and 3 to 15 years for machinery and equipment. Leasehold improvements are amortized on the straight-line method over the lesser of the useful life of the improvement or the remaining lease term. Gains and losses upon disposition are reflected in the Consolidated Statements of Operations in the period of disposition.

The Company capitalizes interest expense associated with constructing assets. Interest expense of $0.8 million was capitalized during the year ended September 30, 2007 and no interest was capitalized in the periods ended September 2006 and 2005. Capitalized interest is amortized over the life of the related asset. Direct internal and external costs to implement computer systems and software are capitalized as incurred. Capitalized costs are amortized over the estimated useful life of the system or software, beginning when site installations or module development is complete and ready for its intended use, which generally is 3 to 5 years.

The Company accounts for its asset retirement obligations related to plant and landfill closures in accordance with Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (“FAS 143”). Under FAS 143, liabilities are recognized at fair value for an asset retirement obligation in the period in which it is incurred and the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its future value. The corresponding asset capitalized at inception is depreciated over the estimated useful life of the asset. At September 30, 2007 and 2006, asset retirement obligations were $4.0 million and $3.7 million, respectively.

Prepaid Expenses—Prepaid expenses include maintenance supplies and tooling inventory costs. Perishable tools and maintenance items are expensed when put into service. More durable items are amortized over their estimated useful lives, ranging from 3 to 10 years.

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

Accounting for the Impairment of Long-Lived Assets— Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. Goodwill and intangible assets that have an indefinite life are not amortized, but are tested for impairment annually (or more frequently if events or circumstances indicate possible impairments) using both a discounted cash flow method and a market comparable method.

Workers’ Compensation—The U.S. Pipe segment is self-insured for workers’ compensation benefits for work-related injuries, subject to stop-loss insurance coverage in the amount of $1.0 million cost per incident. The Mueller Co. and Anvil segments carry workers’ compensation insurance with a $1.0 million per incident deductible. Liabilities, including those related to claims incurred but not reported, are recorded principally using annual valuations based on discounted future expected payments and using historical data or combined insurance industry data when historical data is limited. Pursuant to the terms of the Tyco Purchase Agreement, Predecessor Mueller is indemnified by Tyco for all liabilities that occurred prior to August 16, 1999. Workers’ compensation liabilities are as follows:

	September 30, 2007	September 30, 2006
	(dollars in millions)
Undiscounted aggregated estimated claims to be paid	$25.2	$25.0
Workers’ compensation liability recorded on a discounted basis	21.8	21.6

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

The Company accrues for the estimated cost of product warranties of the Mueller Co. and Anvil segments at the time of sale based on historical experience. Adjustments to obligations for warranties are made as changes in the obligations become reasonably estimable.

Activity in accrued warranty, included in the caption accrued expenses in the accompanying Consolidated Balance Sheets, was as follows (in millions):

	Year ended September 30, 2007	Year ended September 30, 2006	Nine months ended September 30, 2005
Accrued balance at beginning of period	$2.7	$4.7	$1.7
Accrued warranty of Predecessor Mueller	—	1.6	—
Warranty expense	6.3	3.1	5.7
Settlement of warranty claims	(5.3)	(6.7)	(2.7)

Balance at end of period	$3.7	$2.7	$4.7

Deferred Financing Fees—Costs of debt financing are amortized over the life of the related loan agreements, which range from five to ten years. Such costs are reassessed when amendments occur, in accordance with Emerging Issues Task Force (EITF) 96-19, Debtors Accounting for a Modification or Exchange of Debt Instrument.

Income Taxes—Deferred tax liabilities and assets are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax liabilities and assets are determined based on the differences between the financial statement basis and the tax basis of assets and liabilities, using tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is provided if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

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

Derivative Instruments and Hedging Activities—The Company records changes in the fair value of derivatives that are effective to accumulated other comprehensive income and changes in the fair value of derivatives that are ineffective to earnings each period.

The Company uses effective interest rate swaps in the Credit Agreement to mitigate the impact of interest rate volatility on its cash flows and records settlement amounts under the interest rate swaps as interest expense. The Company also uses effective natural gas swap contracts to mitigate the impact of natural gas price variability on its anticipated purchases of natural gas and records settlement amounts under the natural gas swaps as cost of sales. During the year ended September 30, 2007, the Company also used effective foreign currency forward contracts to mitigate the impact of U.S. dollar—Canadian dollar exchange rate variability on its Canadian subsidiaries’ purchases of U.S. dollars, which are subsequently used to purchase inventory denominated in U.S. dollars. These contracts matured prior to September 30, 2007.

The Company uses ineffective foreign currency forward contracts as an economic hedge to mitigate the impact of U.S. dollar-Canadian dollar exchange rate variability on certain intercompany loans.

Related Party Transactions—The Company purchases foundry coke from Sloss Industries, Inc., a subsidiary of the Company’s former parent, Walter Industries, for an amount that approximates the market value of comparable transactions. Purchases from Sloss Industries, Inc. amounted to $17.6 million, $21.2 million and $17.9 million for the years ended September 30, 2007 and 2006 and the nine months ended September 30, 2005, respectively.

Sloss Industries, Inc. also provided other services to the Company, including the delivery of electrical power to one of the Company’s facilities, rail car switching and the leasing of a distribution facility. Income from operations in the accompanying Consolidated Statements of Operations includes expenses of $0.3 million,

$1.9 million, and $1.7 million for the years ended September 30, 2007 and 2006 and the nine months ended September 30, 2005, respectively, related to other services provided by Sloss Industries, Inc.

Related Party Allocations—Certain costs incurred by Walter Industries such as insurance, executive salaries, professional service fees, human resources, transportation, healthcare and other centralized business functions were allocated to its subsidiaries. Certain costs that were considered directly related to the U.S. Pipe segment were charged to the Company and included in selling, general and administrative expenses. As of December 15, 2006, Walter Industries is no longer considered a related party and the allocation of these costs to the Company ceased. These costs were $0.5 million, $2.0 million, and $1.3 for years ended September 30, 2007 and 2006 and the nine months ended September 30, 2005, respectively. Costs incurred by Walter Industries that could not be directly attributed to its subsidiaries were allocated to them based on estimated annual revenues. Such costs were allocated to the Company’s U.S. Pipe segment and are recorded in related party corporate charges in the accompanying Consolidated Statements of Operations. While the Company considers the allocation of such costs to be reasonable, the cost of performing such services on its own behalf may vary from historically allocated amounts.

Certain of the Company’s employees had been granted Walter Industries restricted stock units and stock options under Walter Industries’ share-based compensation plans. In connection with Walter Industries’ distribution of all the Company’s Series B common stock to its shareholders on December 14, 2006, Walter Industries cancelled these instruments and the Company replaced them with restricted stock units and options to acquire shares of the Company’s Series A common stock under the 2006 Plan. The Company had $0.6 million and $0.8 million in expenses related to this stock-based compensation allocated from Walter Industries for the years ended September 30, 2007 and 2006, respectively.

Note 3.    Acquisitions

Fast Fabricators, Inc.

On January 4, 2007, the Company acquired the assets of Fast Fabricators, Inc., a ductile iron pipe fabricator headquartered in Bloomfield, Connecticut, for $23.0 million in cash, net of cash acquired. The purchase price may increase by up to $1.5 million for an earnout holdback. The earnout holdback will be settled by March 15, 2008, based on the 2007 calendar year earnings before interest, taxes, depreciation and amortization as defined in the purchase agreement with the seller.

The estimated fair values of the assets acquired and liabilities assumed are as follows (in millions):

Current assets	$10.5
Identifiable intangible assets	13.1
Goodwill	0.5
Property, plant, and equipment and other noncurrent assets	1.8
Accounts payable and accrued liabilities	(2.9)

Net assets acquired	$23.0

Hunt Industries, Inc.

On January 4, 2006, the Company acquired Hunt Industries, Inc. (“Hunt”) for $6.8 million in cash. Hunt, based in Murfreesboro, Tennessee, is a manufacturer of meter pits and meter yokes that are sold by the Company’s Mueller Co. segment.

The estimated fair values of the assets and liabilities acquired are as follows (in millions):

Current assets	$0.2
Goodwill	6.8
Current liabilities	(0.2)

Net assets acquired	$6.8

CCNE, L.L.C.

On January 27, 2006, the Company acquired the operating assets of CCNE, L.L.C., a Connecticut-based manufacturer of check valves for sale to the water and wastewater treatment markets, for $8.8 million in cash.

The estimated fair values of the assets and liabilities acquired are as follows (in millions):

Inventory	$2.1
Indentifiable intangible assets	6.7

Net assets acquired	$8.8

The intangible assets acquired represent purchased technology and are being amortized over an estimated useful life of 55 months.

Acquisition of Predecessor Mueller by Walter Industries

On October 3, 2005, pursuant to the agreement dated June 17, 2005, Walter Industries acquired all of the outstanding common stock of Predecessor Mueller for $944.0 million and assumed $1.05 billion of indebtedness. Predecessor Mueller was converted into a limited liability company on October 3, 2005 and was merged with and into the Company on February 2, 2006. Transaction costs included in the acquisition price were $15.4 million. In conjunction with the acquisition, U.S. Pipe was contributed in a series of transactions to Mueller Group, LLC, a wholly-owned subsidiary of the Company, on October 3, 2005. On February 23, 2006, Walter Industries received $10.5 million based on the final closing cash and working capital, adjusting the purchase price to $933.5 million.

Walter Industries’ acquisition of Predecessor Mueller has been accounted for as a business combination with U.S. Pipe considered the acquirer for accounting purposes. The total purchase price is comprised of (in millions):

Acquisition of the outstanding common stock of Predecessor Mueller	$918.1
Acquisition-related transaction costs	15.4

Total purchase price	$933.5

Acquisition-related transaction costs include investment banking, legal and accounting fees and other external costs directly related to the Acquisition.

The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill. Based on fair values, the purchase price was allocated as follows (in millions):

Receivables, net	$177.4
Inventories	373.2
Property, plant and equipment	214.2
Identifiable intangible assets	856.9
Goodwill	801.7
Net other assets	350.7
Net deferred tax liabilities	(267.9)
Debt	(1,572.7)

Total purchase price allocation	$933.5

Receivables are short-term trade receivables and their net book value approximated current fair value.

Finished goods inventory was valued at estimated selling price less cost of disposal and reasonable profit allowance for the selling effort. Work in process inventory was valued at estimated selling price of finished goods less costs to complete, cost of disposal and a reasonable profit allowance for the completing and selling effort. Raw materials and purchased components were valued at book value, which approximated current replacement cost. The carrying value of inventories included $70.2 million in excess of Predecessor Mueller’s carrying value, which was charged to cost of sales during the year ended September 30, 2006.

Property, plant and equipment were valued at the current replacement cost as follows (in millions):

		Depreciation Period
Land	$17.1	Indefinite
Buildings	51.1	5 to 14 years
Machinery and equipment	132.8	3 to 5 years
Other	13.2	3 years

Total property, plant and equipment	$214.2

Identifiable intangible assets acquired consist of trade names, trademarks, technology and customer relationships and were valued at their current fair value. Trade name and trademark relate to Mueller®, Anvil®, Hersey™, Pratt® and Jones®. Technology represents processes related to the design and development of products. Customer relationships represent the recurring nature of sales to current distributors, municipalities, contractors and other end-use customers regardless of their contractual nature.

Identifiable intangible assets were as follows (in millions):

		Amortization Period
Trade name and trademark	$403.0	Indefinite
Technology	56.3	5 to 12 years
Customer relationships	397.6	12 to 19 years

Total identifiable intangible assets	$856.9

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

Net other assets include cash, prepaid expenses, accounts payable, accrued expenses and accrued pension liability and were valued at their approximate fair value. As part of the Acquisition, the Company paid a $444.5 million dividend to Walter Industries.

Net deferred tax liabilities include the tax effects of fair value adjustments related to identifiable intangible assets and net tangible assets.

Debt was valued at fair market value as of October 3, 2005.

The following table of unaudited pro forma results of operations of Predecessor Mueller and U.S. Pipe for the nine months ended September 30, 2005 is presented as if the Acquisition and borrowings under the 2005 Mueller Credit Agreement had taken place on January 1, 2005 and were carried forward through September 30, 2005.

The unaudited pro forma amounts are not intended to represent or be indicative of the consolidated results of operations that would have been reported had the Acquisition and borrowings under the 2005 Mueller Credit Agreement been completed as of the date presented (in millions, except per share amounts):

Nine months ended September 30, 2005
Net sales	$1,349.7
Net income	31.5
Basic and diluted income per share	0.37

The pro forma amounts are based on the historical results of operations and are adjusted for amortization of definite-lived intangibles of $17.7 million; depreciation of property, plant and equipment of ($0.6) million; and interest expense of $14.1 million.

Star Pipe, Inc.

As part of the acquisition on January 15, 2004 of the business of Star Pipe, Inc., Anvil agreed to make a contingent earnout payment to the sellers to the extent the gross profit of the acquired business exceeds a targeted gross profit. During the year ended September 30, 2007, the Company paid $3.7 million to the sellers as the final payment for the contingent earnout. This payment has been recorded as an increase to goodwill.

Note 4.    Facility Rationalization, Restructuring and Related Costs

Activity in accrued restructuring and other severance for the years ended September 30, 2007 and 2006 was as follows (in millions):

Balance at September 30, 2005	$—
Accrual of expenses	4.1
Accruals allocated to goodwill for plant closures identified prior to the Acquisition	9.0
Payments	(7.8)

Balance at September 30, 2006	5.3
Accrual of expenses	—
Adjustments to accrued severance	(0.8)
Restructuring and other related severance payments	(2.5)

Balance at September 30, 2007	$2.0

On November 18, 2006, the Company announced the relocation of pipe nipple and merchant coupling production in the Canvil manufacturing facility in Ontario, Canada to the Beck facility in Pennsylvania, both of which are included in the Company’s Anvil segment. The consolidation of these product lines in the Beck facility was completed during the quarter ended March 31, 2007, resulting in the termination of approximately 90 employees. Termination benefits of $1.8 million were recorded as adjustments to goodwill in the year ended September 30, 2006. These restructuring costs were recorded to goodwill as the overall plan to close the facility was identified prior to the Acquisition. In the current fiscal year, the Company revised its severance estimate, and decreased the goodwill balance and accrued severance by $0.6 million. The Company paid $0.9 million of the above-mentioned severance in the year ended September 30, 2007.

On October 24, 2006, the Company announced the closure of the Mueller Co. segment’s James Jones manufacturing facility in El Monte, California. James Jones transferred the production of its brass products and hydrants to Mueller Co. segment’s Decatur, Illinois and Albertville, Alabama plants by June 2007. Approximately 155 employees were affected by the closure. Total estimated costs related to this closure were $2.5 million, of which $0.2 million, consisting of termination benefits, and $0.5 million, consisting of property impairments, were recorded as adjustments to goodwill in the year ended September 30, 2006. These costs were recorded to goodwill as the overall plan to close the facility was identified prior to the Acquisition. Other estimated costs of $1.8 million, associated with relocating the El Monte warehouse and equipment, were expensed as incurred.

On April 20, 2006, the Company announced the closure of the Mueller Canada valve and hydrant manufacturing facility in Milton, Ontario, Canada. The facility closed in fiscal 2006, resulting in the termination of approximately 130 employees. Total estimated costs related to this closure of $4.5 million, including termination benefits of $2.5 million, property impairments of $0.2 million, and lease run-out costs of $0.6 million, were recorded as adjustments to goodwill in the year ended September 30, 2006. These restructuring costs were recorded to goodwill as the overall plan to close the facility was identified prior to the Acquisition. Other estimated costs include $1.2 million to relocate the Milton warehouse and equipment and was expensed as incurred.

On January 26, 2006, the Company announced the closure of the Henry Pratt valve manufacturing facility in Dixon, Illinois, which is included in the Company’s Mueller Co. segment. This facility was closed during the second quarter of fiscal 2007. Total costs related to this closure are $3.7 million, including termination benefits of $1.0 million and property impairment charges of $1.7 million, which were recorded as adjustments to goodwill in the year ended September 30, 2006. These restructuring costs were recorded to goodwill as the overall plan to close the facility was identified prior to the Acquisition. The remaining estimated costs of $1.0 million are for the transfer and installation of equipment and temporary outsourcing of manufacturing and were expensed when incurred. The Company paid $0.5 million of the above mentioned severance in the year ended September 30, 2007.

On October 26, 2005, Walter Industries announced plans to close U.S. Pipe’s Chattanooga, Tennessee plant and transfer the valve and hydrant production of that plant to Mueller’s Co. Chattanooga, Tennessee and Albertville, Alabama plants. The U.S. Pipe Chattanooga plant closed in 2006, resulting in the termination of approximately 340 employees. Exit costs totaled $49.9 million of which approximately $28.6 million was related to severance and fixed asset write-offs and qualified as restructuring and impairment charges. The remaining exit costs of $21.3 million were comprised of an inventory write-down totaling $11.4 million, a $9.0 million write-off of unabsorbed overhead costs, and $0.9 million of other related costs, which were recognized in cost of sales during the year ended September 30, 2006. The Company paid $0.5 million of the above mentioned severance in the year ended September 30, 2007.

Note 5.    Capital Stock

On June 1, 2006, the Company completed an initial public offering of 28.8 million shares of its Series A common stock at an offering price of $16.00 per share. The gross proceeds of $460.0 million were partially offset by $27.6 million in underwriter fees and $3.5 million of other costs associated with the initial public offering. The remaining proceeds were used to pay down the Company’s existing debt—see Note 8.

Immediately prior to the issuance of the Series A common stock, the Company issued 85.8 million shares of the Company’s Series B common stock to Walter Industries in exchange for one unit. As a consequence of owning the Series B common stock, from the June 1, 2006 IPO through the December 14, 2006 spin-off, Walter Industries held approximately 96% of the combined voting power of all of the Company’s outstanding common stock. After the close of trading on December 14, 2006, Walter Industries distributed to its shareholders all of its shares of Series B common stock.

Holders of Series A common stock are entitled to one vote per share, and holders of Series B common stock are entitled to eight votes per share.

Note 6.    Stock-based Compensation Plans

The 2006 Stock Incentive Plan (the “2006 Plan”) authorizes an aggregate of 8.0 million shares of the Company’s unissued Series A common stock for grant and issuance of awards of incentive stock options, nonstatutory stock options, restricted stock bonuses, restricted stock purchase rights, stock appreciation rights, phantom stock units, restricted stock units, performance share bonuses and performance share units. Generally, all of the Company’s employees (including executive officers), members of the Board of Directors, and employees of its designated subsidiaries and affiliates are eligible to participate in the 2006 Plan.

Under the 2006 Plan, an award becomes exercisable at such times and in such installments as set by the Compensation and Human Resources Committee of the Board of Directors, but no award will be exercisable after the tenth anniversary of the date on which it is granted.

The Company has granted nonqualified stock options, restricted stock units, and restricted stock under the 2006 Plan. The Company records compensation costs for such equity awards granted based on the fair value at the grant dates as prescribed by FAS No. 123(R) Share-Based Payment, which requires that compensation costs related to stock-based payment transactions be recognized in the financial statements over the period that an employee provides service in exchange for the award. Compensation cost for new and modified awards is recorded over the related vesting period of such awards.

Stock option grants generally vest on a straight-line basis over three years. The Company has elected to recognize expense for stock options on an accelerated basis to match the expense recognized to the employee service rendered.

As of September 30, 2007, outstanding restricted stock units generally fall into one of two vesting provisions: three year cliff vesting or seven year vesting with accelerated vesting possible if certain stock price targets are met. The Company cannot conclude if or when these stock price targets will be met, and as a result, compensation expense is amortized over seven years. The restricted stock grant has a three year cliff vesting provision. The fair value of a restricted stock unit or share of restricted stock is equal to the price of a share of the Company’s Series A common stock on the date of grant.

Certain of the Company’s employees had been granted Walter Industries restricted stock units and stock options under Walter Industries’ stock-based compensation plans prior to the Company’s initial public offering. In connection with Walter Industries’ distribution of all the Company’s Series B common stock to its stockholders on December 14, 2006, Walter Industries cancelled these outstanding instruments and the Company replaced them with restricted stock units and options to acquire shares of the Company’s Series A common stock under the 2006 Plan. These equity awards were designed to provide intrinsic value and terms equal to the Walter Industries cancelled instruments as follows:

	Number of instruments	Range of exercise prices	Weighted average exercise price	Total compensation
	(millions)			(millions)
Restricted stock units	0.4			$3.2
Traditional stock options	0.5	$2.05 - $20.56	$13.39	0.6

	0.9			$3.8

The Company granted other stock options, restricted stock, and restricted stock units during the year ended September 30, 2007 as follows:

	Number of instruments	Weighted average fair value per instrument	Total compensation
	(millions)		(dollars in millions)
Restricted stock and restricted stock units	0.5	$15.11	$5.9
Traditional stock options	0.5	5.79	2.4
Employee stock purchase plan options	0.2	3.25	0.5

	1.2		$8.8

Weighted average assumptions used to determine the grant-date fair value of options granted in each year under the Black-Scholes method were:

	Year Ended September 30,
	2007	2006
Risk-free interest rate	4.54%	4.97%
Dividend yield	0.43%	0.44%
Expected life (years)	5.44	6.38
Expected volatility	32.67%	32.28%

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

Grants to Company officers and members of the Board of the Directors are expected to fully vest, while option and restricted stock unit grants to employees below the officer level are expected to be forfeited at annual rates of 5.0% and 4.5%, respectively.

The grant-date fair value of stock options that have vested and are exercisable as of September 30, 2007 is $0.4 million.

A summary of 2006 Plan status as of September 30, 2007 and changes during the two years ended September 30, 2007 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	($ millions)
Stock Options:
Outstanding at September 30, 2005	—	$—
Granted	112,694	16.11
Exercised	—	—
Forfeited	—	—

Outstanding at September 30, 2006	112,694	16.11	9.7	$—
Granted	946,975	14.15	8.0	—
Exercised	(50,799)	5.81		0.5
Forfeited	(12,610)	15.22

Outstanding at September 30, 2007	996,260	$14.78	8.6	$0.7

Exercisable at September 30, 2007	249,149	$12.24	7.6	$0.7

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Restricted Stock Units and Restricted Stock:
Outstanding at September 30, 2005	—	$—
Granted	1,165,116	16.02
Vested	—	—
Forfeited	—	—

Outstanding at September 30, 2006	1,165,116	16.02	2.8	$17.0
Granted	909,275	15.04	2.7	11.3
Vested	(84,230)	14.95		1.2
Forfeited	(93,593)	15.85

Outstanding at September 30, 2007	1,896,568	$15.61	2.9	$23.5

The Mueller Water Products, Inc. 2006 Employee Stock Purchase Plan (the “ESPP Plan”) authorizes the sale of up to 4.0 million shares of the Company’s unissued Series A common stock to employees. Employees may designate up to the lesser of $25,000 or 20% of their annual compensation for the purchase of stock. The price for shares purchased under the plan is the lower of 85% of market value on the first day or the last day of the quarterly purchase period. All of the employees (including executive officers) and employees of its designated subsidiaries and its affiliates are eligible to participate in the ESPP Plan.

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

In connection with employee elections made during the years ended September 30, 2007 and 2006, the Company issued 154,420 and 31,235 shares, respectively, under the ESPP Plan, with 3,814,345 shares reserved for future issuance.

The fair value of each designated share purchased under the Employee Stock Purchase Plan is estimated on the date of grant using the Black-Scholes option-pricing model using the following assumptions for each year:

	Year Ended September 30, 2007	Year Ended September 30, 2006
Risk-free interest rate	5.05%	5.20%
Dividend yield	0.43%	0.43%
Expected life (months)	3.00	3.00
Expected volatility	46.40%	60.33%

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

During the years ended September 30, 2007 and 2006, the Company recorded stock-based compensation expense of approximately $11.0 million and $2.9 million, respectively. This includes allocations of stock-based compensation expense from Walter Industries for the years ended September 30, 2007 and 2006 of $0.6 million and $0.8 million, respectively, related to the Walter Industries stock-based compensation held by Company employees. The allocation for the year ended September 30, 2007 includes $0.3 million that was recorded as an intercompany charge from Walter Industries that was ultimately settled in cash following the December 14, 2006 spin-off. These amounts are reflected in selling, general and administrative expenses and have been allocated to the reportable segments.

As of September 30, 2007, there was approximately $18.3 million of unrecognized compensation cost related to non-vested stock-based compensation arrangements, which will be amortized through November 2013. The dollar-weighted amortization life is approximately 1.5 years.

The effect of stock-based compensation on the financial performance of the Company for the years ended September 30, 2007 and 2006 was as follows (in millions, except per share data):

	Year ended September 30, 2007	Year ended September 30, 2006
Decrease in income from operations before income taxes	$11.0	$2.9
Decrease in net income	6.1	1.2
Decrease in basic and diluted earnings per share	$0.05	$0.01

Note 7.    Income Taxes

The components of pre-tax income (loss) are as follows (in millions):

	Year ended September 30, 2007	Year ended September 30, 2006	For the nine months ended September 30, 2005
U.S.	$83.4	$6.8	$7.9
Foreign	3.3	6.3	—

Total	$86.7	$13.1	$7.9

Income tax expense (benefit) applicable to the Company consists of the following (in millions):

	For the year ended September 30, 2007			For the year ended September 30, 2006			For the nine months ended September 30, 2005
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Federal	$6.3	$26.4	$32.7	$26.1	$(21.2)	$4.9	$6.3	$(3.5)	$2.8
State and local	1.4	3.2	4.6	4.5	(3.5)	1.0	—	—	—
Foreign	1.2	—	1.2	2.3	(0.2)	2.1	—	—	—

Total	$8.9	$29.6	$38.5	$32.9	$(24.9)	$8.0	$6.3	$(3.5)	$2.8

The income tax expense (benefit) at the Company’s effective tax rate differed from the federal statutory rate as follows:

	Year ended September 30,		Nine months ended September 30, 2005
	2007	2006
Statutory tax rate	35.0%	35.0%	35.0%
Effect of:
State income tax, net of federal benefit	5.3	2.2	4.8
Non-deductible interest	1.6	20.3	—
Non-deductible compensation	3.1	—	—
U.S. manufacturing deduction	(0.6)	(7.8)	—
Change in valuation allowances	—	—	(4.8)
Effect on deferred liability of change in state tax rates	—	3.8	—
Foreign income tax	0.4	2.5	—
Other non-deductible expenses	—	4.3	—
Other, net	(0.4)	0.8	1.2

Effective tax rate	44.4%	61.1%	36.2%

Activity in the valuation allowance for deferred tax assets is summarized as follows (in millions):
	Year ended September 30,		For the nine months ended September 30, 2005
	2007	2006
Balance at beginning of period	$—	$9.0	$10.5
Provision (reversal) applicable to state net deferred tax assets	—	—	(2.6)
Provision (reversal) applicable to other comprehensive loss	—	—	1.1
Reversal of valuation allowance	—	(9.0)	—

Balance at end of period	$—	$—	$9.0

The change in valuation allowances consists of state income tax benefits for which the Company believes it is more likely than not that the deferred tax asset will be realized and was reversed at the time of the Acquisition as it became likely that the deferred tax asset would be realized due to future taxable income of the Company’s businesses.

Deferred tax assets (liabilities) related to the following (in millions):

	September 30,
	2007	2006
Deferred tax assets:
Allowance for losses on receivables	$1.8	$2.1
Inventories	18.1	20.1
Accrued expenses	23.8	49.9
Postretirement benefits other than pensions	7.9	18.2
Pensions	3.0	16.8

Deferred tax assets	54.6	107.1
Deferred tax liabilities:
Intangibles	(288.6)	(294.3)
Depreciation and amortization	(44.1)	(48.7)

Deferred tax liabilities	(332.7)	(343.0)

Net deferred tax (liabilities) assets	$(278.1)	$(235.9)

A valuation allowance has not been provided on deferred tax assets as of September 30, 2007 as the Company’s management believes it is more likely than not that the assets will be realized through future taxable income.

For federal income tax purposes, the Company filed a consolidated income tax return through December 31, 2006 with Walter Industries and its subsidiaries. The income tax provisions have been presented as if the Company filed on a stand alone basis, with the exception that the tax sharing agreement in place with Walter Industries for the year ended September 30, 2005 provided that subsidiaries of Walter Industries incurring losses received tax benefits for such losses during the year the loss was incurred. Since the losses incurred at the Company provided an immediate benefit through the tax sharing agreement, management determined that the benefit should be fully recognized on a stand alone basis. Had Walter Industries’ agreement with its subsidiaries not provided for immediate benefit as of September 30, 2005, the Company would have been in a net operating loss carryforward position for federal income tax purposes. On a separate return basis, such losses totaled $2.4 million as of September 30, 2005. Furthermore, without Walter Industries providing immediate benefit and without consideration of the Company’s acquisition of Predecessor Mueller on October 3, 2005, it is more likely than not that such federal operating losses would not be utilized. The information below provides the pro forma effect as if the Company determined a stand alone tax provision assuming the Company provided taxes without consideration of its parent company benefit for the nine months ended September 30, 2005 (in millions):

	As Reported			Pro Forma (unaudited)
	Current	Deferred	Total	Current	Deferred	Total
Federal	$6.4	$(3.5)	$2.9	$1.6	$—	$1.6
State and Local	—	—	—	—	—	—

	$6.4	$(3.5)	$2.9	$1.6	$—	$1.6

Additionally, on a pro forma basis, the above net deferred tax asset of $20.6 million at September 30, 2005 would be reduced to zero.

The Company has state net operating loss carryforwards of approximately $111.0 million expiring beginning 2009. The loss carryforwards are subject to limitations in certain jurisdictions under IRC Section 382.

The cumulative amount of undistributed earnings of foreign subsidiaries for which U.S. income taxes have not been provided was approximately $117.7 million at September 30, 2007. It is not currently practical to estimate the amount of unrecognized deferred U.S. income taxes that might be payable on the repatriation of these earnings.

Note 8.    Borrowing Arrangements

During May 2007, through a series of transactions, the Company refinanced its debt, resulting in lower overall interest rates and greater covenant flexibility. The Company replaced the 2005 Mueller Credit Agreement with the 2007 Credit Agreement and issued the 2007 Senior Subordinated Notes, which generated cash proceeds of $425.0 million before payment of issuance-related fees. These proceeds were used to retire substantially all of the 2004 Senior Subordinated Notes and 2004 Senior Discount Notes. In connection with the refinancing, the Company recorded a loss on early extinguishment of debt of $36.5 million. The components of the Company’s long-term debt are as follows:

	September 30,
	2007	2006
	(dollars in millions)
2007 Credit Agreement:
Term Loan A	$141.6	$—
Term Loan B	532.1	—
2007 Senior Subordinated Notes	425.0	—
2005 Mueller Credit Agreement	—	793.8
2004 Senior Subordinated Notes	—	215.1
2004 Senior Discount Notes	0.1	116.3
Capital lease obligations	1.7	2.1

	1,100.5	1,127.3
Less current portion	(6.2)	(9.0)

	$1,094.3	$1,118.3

A schedule of debt maturities as of September 30, 2007 is as follows:

	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
	(dollars in millions)
Term Loan A	$—	$17.7	$123.9	$—	$141.6
Term Loan B	5.3	10.7	10.7	505.4	532.1
2007 Senior Subordinated Notes	—	—	—	425.0	425.0
2004 Senior Subordinated Notes	—	—	—	0.1	0.1
Capital leases	0.9	0.8	—	—	1.7

Total debt maturities	$6.2	$29.2	$134.6	$930.5	$1,100.5

2007 Credit Agreement—On May 24, 2007, the Company entered into a credit agreement (the “2007 Credit Agreement”) consisting of a $300 million senior secured revolving credit facility (the “Revolver”), a $150 million term loan (“Term A Loan”), and a $565 million term loan (“Term B Loan”). The 2007 Credit Agreement contains customary covenants and events of default, including covenants that limit the Company’s ability to incur debt, pay dividends and make investments. Management believes the Company is compliant with these covenants as of September 30, 2007 and expects to remain in compliance. Substantially all of the Company’s real and personal property has been pledged as collateral under the 2007 Credit Agreement.

The Revolver terminates in May 2012 and bears interest at a floating rate equal to LIBOR plus a margin ranging from 1.0%-1.75% depending on the Company’s leverage ratio as defined in the 2007 Credit Agreement. The Company must also pay a commitment fee for any unused portion of the Revolver which ranges from 0.2% to 0.5%, also depending on the Company’s leverage ratio. As of September 30, 2007, the margin would be 1.50% and the commitment fee is 0.375%.

The Term A Loan matures in May 2012 and bears interest at a floating rate equal to LIBOR plus a margin ranging from 1.0%-1.75% depending on the Company’s leverage ratio as defined in the 2007 Credit Agreement. On July 31, 2007, the Company repaid $8.4 million of the Term A Loan. As a result, the remaining principal will be repaid in eleven quarterly payments of $3.5 million commencing September 2009 with the remaining balance paid at maturity. As of September 30, 2007 the weighted average interest rate is 6.79%, including a margin of 1.5%.

The Term B Loan matures in May 2014 and bears interest at a floating rate equal to LIBOR plus a margin of 1.75%. On July 31, 2007, the Company repaid $31.6 million of the Term B Loan. As a result, the remaining principal will be repaid in 27 quarterly payments of $1.3 million commencing September 2007 with the remaining balance paid at maturity. As of September 30, 2007 the weighted average interest rate is 7.06%, including a margin of 1.75%. Management estimates the fair value of the Term B Loan is $523.0 million as of September 30, 2007.

2007 Senior Subordinated Notes—On May 24, 2007, the Company completed a private placement of $425 million principal face amount of 7 3/8% senior subordinated notes maturing June 1, 2017 (the “Notes”). The Notes contain customary covenants and events of default, including covenants that limit the Company’s ability to incur debt, pay dividends and make investments. Management believes the Company is compliant with these covenants as of September 30, 2007 and expects to remain in compliance. Substantially all of the Company’s domestic subsidiaries guarantee the Notes. Based on quoted market prices as of September 28, 2007, the Notes had a fair market value of $393.1 million on September 30, 2007. The Company exchanged the Notes for notes registered with the SEC with the same terms on October 1, 2007.

2005 Mueller Credit Agreement—On October 3, 2005, The Company entered into a credit agreement (the “2005 Mueller Credit Agreement”) consisting of a $145 million senior secured revolving credit facility maturing in October 2010 (the “2005 Mueller Revolving Credit Facility”) and a $1,050 million senior secured term loan maturing in October 2012 (the “2005 Mueller Term Loan”). The Company redeemed $245.6 million of the Term Loan on June 1, 2006, and on May 24, 2007 redeemed $74.7 million of the Term Loan and replaced the 2005 Mueller Term Loan and 2005 Revolving Credit Facility with the 2007 Credit Agreement. The 2005 Mueller Term Loan required quarterly principal payments of $2.0 million through October 3, 2012, at which point in time the remaining principal outstanding was due.

2004 Senior Subordinated Notes—In April 2004, Predecessor Mueller issued $315 million principal face amount of senior subordinated notes due 2012. The Company redeemed these notes in 2007 and 2006.

2004 Senior Discount Notes—In April 2004, Predecessor Mueller issued 223,000 units, consisting of $223 million principal face amount of senior discount notes due 2014 and warrants to purchase 24,487,383 shares of Predecessor Mueller’s common stock. The Company redeemed a majority of these notes in 2007 and 2006. The remaining notes have an accreted value of $0.1 million as of September 30, 2007.

Capital Lease Obligations—The Company leases automobiles under capital lease arrangements that expire over the next four years.

Future minimum lease payments under capital leases that have initial or remaining non-cancelable terms in excess of one year are as follows (dollars in millions):

Fiscal 2008	$0.9
Fiscal 2009	0.7
Fiscal 2010	0.3
Fiscal 2011	0.1

Total minimum lease payments	2.0
Amount representing interest	0.3

Obligations under capital leases	1.7
Obligations due within one year	0.9

Long term obligations	$0.8

Note 9.    Deferred Financing Fees

In connection with the debt refinancing discussed in Note 8, the Company wrote off $11.1 million in deferred financing fees related to the 2005 Mueller Credit Agreement and capitalized additional financing fees of $11.5 million related to the 2007 Credit Agreement and the 2007 Senior Subordinated Notes during the year ended September 30, 2007. Deferred fees of $12.3 million as of September 30, 2007 amortize as follows: $2.6 million related to the 2007 Revolver amortize on a straight-line basis over its five-year life; $0.5 million related to the Term A Loan amortize using the effective-interest rate method over its five-year life; $1.9 million related to the Term B Loan amortize using the effective-interest rate method over its seven-year life; and $7.3 million related to the 2007 Senior Subordinated Notes amortize using the effective-interest rate method over a ten-year life.

In June 2006, the Company partially redeemed the 2005 Mueller Term Loan A and a $4.1 million portion of the related deferred financing fees were written off as loss on early extinguishment of debt.

Note 10.    Derivative Financial Instruments

Interest Rate Swaps—The Company uses interest rate swap contracts with a cumulative total notional amount of $325 million to hedge against cash-flow variability arising from changes in LIBOR rates in conjunction with its LIBOR-indexed variable rate borrowings. These swaps are accounted for as effective hedges and, as a result, the Company recorded an unrealized gain from these swap contracts, net of tax, of $1.0 million at September 30, 2007 in accumulated other comprehensive income. These swaps have a liability fair value of $1.7 million at September 30, 2007, which is included in other long-term liabilities in the accompanying Consolidated Balance Sheet.

Forward Foreign Currency Exchange Contracts—The Company used Canadian dollar forward exchange contracts during the year ended September 30, 2007 to hedge against cash-flow variability arising from changes in the Canadian dollar-U.S. dollar exchange rate in connection with anticipated purchases of U.S. dollars by Canadian subsidiaries to fund purchases of inventory items denominated in U.S. dollars. At September 30, 2007, there were no such forward exchange contracts outstanding.

The Company has also entered into Canadian dollar forward exchange contracts reducing the Company’s exposure to currency fluctuations from its Canadian-denominated intercompany loans. The instruments have a cumulative notional amount of $34.2 million. With these instruments, the Company sells Canadian dollars for U.S. dollars at a weighted average rate of $1.113. Gains and losses on these instruments are included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations. The Company recorded net losses of $3.2 million and $1.3 million related to such contracts open as of September 30 for the years ended September 30, 2007 and 2006, respectively.

Natural Gas Swaps—The Company uses natural gas swap contracts with a cumulative total notional amount as of September 30, 2007 of approximately 476,000 mmbtu to hedge against cash-flow variability arising from changes in natural gas prices in conjunction with its anticipated purchases of natural gas. These contracts fix the Company’s purchase price for natural gas at prices ranging from $6.84 to $8.16 per mmbtu through September 2008. All of the above swaps are accounted for as effective hedges and have a total liability fair value of $0.2 million at September 30, 2007, which is included in other long-term liabilities in the accompanying Consolidated Balance Sheet. The Company recorded an unrealized loss from its swap contracts, net of tax, of $0.1 million at September 30, 2007 in accumulated other comprehensive income.

Note 11.    Retirement Plans

The Company has various pension and profit sharing plans covering substantially all employees (the “Plans”). Total pension expense for the years ended September 30, 2007 and 2006 and the nine months ended September 30, 2005 was $5.3 million, $17.3 million, and $5.4 million, respectively. The Company funds its retirement and employee benefit plans in accordance with the requirements of the plans and, where applicable, in amounts sufficient to satisfy the “Minimum Funding Standards” of applicable law. The plans provide benefits based on years of service and compensation or at stated amounts for each year of service.

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

In 2006, the Company acquired Predecessor Mueller and its affiliated defined benefit pension plans (the “Predecessor Mueller Pension Plans”). The Predecessor Mueller Pension Plans include plans in the United States and Canada. Predecessor Mueller did not have any other postemployment benefit plans. For the years ended September 30, 2007 and 2006, the Company used a June 30 measurement date for its U.S. Pipe Pension Plans and postretirement benefit plans and a September 30 measurement date for its Predecessor Mueller Pension Plans. For the nine months ended September 30, 2005, the Company used a June 30 measurement date for all of its pension and postretirement benefit plans.

In September 2006, the FASB issued FAS No. 158 Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“FAS 158”), which requires the Company to recognize the overfunded or underfunded status of defined benefit pension and other postretirement plans as assets or liabilities and to recognize changes in that funded status as a component of other comprehensive income.

The incremental effect of applying FAS 158 on individual line items in the balance sheet as of September 30, 2007 is as follows (in millions):

	Before application of FAS 158	Total FAS 158 Effect	After application of FAS 158
Deferred financing fees and other long-term assets	$15.0	$2.5	$17.5
Accrued expenses and other current liabilities	120.0	1.8	121.8
Accumulated postretirement benefit obligation	42.3	(24.0)	18.3
Accrued pension liability	12.1	(0.2)	11.9
Deferred income taxes	297.6	9.7	307.3
Accumulated other comprehensive income (loss)	(2.5)	15.2	12.7

In addition, FAS 158 requires companies to measure plan assets and liabilities as of the fiscal year-end reporting date. The Company’s U.S. Pipe plans currently use a June 30 measurement date and will change the measurement date to September 30 in fiscal 2008 as required by FAS 158.

Information for pension plans with an accumulated benefit obligation in excess of plan assets are as follows (in millions):

	September 30,
	2007	2006
Projected benefit obligation	$239.8	$339.7
Accumulated benefit obligation	223.7	323.7
Fair value of plan assets	212.0	277.6

The amounts recognized for the Company’s pension and other benefit plans are as follows (in millions):

	Pension Benefits			Other Benefits
	September 30, 2007	September 30, 2006		September 30, 2007	September 30, 2006
Accumulated benefit obligation	$333.5		$332.3	$20.4		$22.3

Change in projected benefit obligation:
Acquired balance of Predecessor Mueller Pension Plans	$—		$123.4	$—		$—
Projected benefit obligation at beginning of year	349.5		258.0	22.3		29.5
Service cost	6.1		7.6	0.5		0.7
Interest cost	20.7		20.3	1.3		1.4
Amendments	1.0		—	—		—
Actuarial loss (gain)	(7.2)		(38.4)	(1.7)		(5.2)
Benefits paid	(20.7)		(20.7)	(2.0)		(2.0)
Employee contributions	0.1		0.2	—		—
Currency translation adjustment	1.7		0.5	—		—
Special termination benefit	—		4.8	—		—
Curtailment gain	(0.5)		(6.2)	—		(2.1)

Projected benefit obligation at end of year	$350.7		$349.5	$20.4		$22.3

Change in plan assets:
Acquired balance of Predecessor Mueller Pension Plans	$—		$83.3	$—		$—
Fair value of plan assets at beginning of year	289.6		173.7	—		—
Actual gain on plan assets	44.5		26.2	—		—
Employer contribution	12.8		26.5	2.0		2.0
Employee contributions	0.1		0.2	—		—
Currency translation adjustment	1.9		0.6	—		—
Benefits paid	(20.7)		(20.7)	(2.0)		(2.0)
Other	(0.2)		(0.2)	—		—

Fair value of plan assets at end of year	$328.0		$289.6	$—		$—

Unfunded status	$(22.7)		$(59.9)	$(20.4)		$(22.3)
Unrecognized net actuarial loss (gain)	*		38.1	*		(13.1)
Unrecognized prior service cost	*		2.6	*		(11.4)
Contribution after measurement date	15.6		6.1	—		0.5

Accrued benefit cost	$(7.1)		$(13.1)	$(20.4)		$(46.3)

Amounts recognized in the balance sheet consist of:
Prepaid benefit cost**	$4.8		$10.2	$—		$—
Accrued pension and post retirement benefits liability, current	—		(56.5)	(2.1)		(46.3)
Accrued pension and post retirement benefits liability, non-current	(11.9)		—	(18.3)		—
Intangible asset	*		2.6	—		—
Accumulated other comprehensive income, before tax effects	*		30.6	—		—

Net amount recognized	$(7.1)		$(13.1)	$(20.4)		$(46.3)

Amounts recognized in accumulated other comprehensive income:
Prior year service cost (credit)	3.0		*	(8.8)		*
Net actuarial loss (gain)	8.2		*	(13.4)		*

Net amount recognized, pre-tax	$11.2	$	*	$(22.2)	$	*

*	Not applicable due to change in accounting standards

**	Amount is recorded in Deferred financing fees and other long-term assets on the 2007 Consolidated Balance Sheet

A summary of key assumptions used is as follows:

	September 30, 2007
	Predecessor Mueller Pension Plans	U.S. Pipe Pension Plans
Weighted average assumptions used to determine benefit obligations:
Discount rate	6.27%	6.25%
Rate of compensation increase	3.50	3.50
Weighted average assumptions used to determine net periodic cost:
Discount rate	5.68	6.25
Expected return on plan assets	8.55	8.90
Rate of compensation increase	3.50	3.50

	September 30, 2006		September 30, 2005
	Predecessor Mueller Pension Plans	U.S. Pipe Pension Plans
Weighted average assumptions used to determine benefit obligations:
Discount rate	5.69%	6.25%	5.00%
Rate of compensation increase	3.50	3.50	3.50
Weighted average assumptions used to determine net periodic cost:
Discount rate	5.22	5.00	6.00
Expected return on plan assets	7.66	8.90	8.90
Rate of compensation increase	3.50	3.50	3.50

	Other Benefits
	September 30, 2007	September 30, 2006	September 30, 2005
Weighted average assumptions used to determine benefit obligations:
Discount rate	6.25%	6.25%	5.00%
Weighted average assumptions used to determine net periodic cost:
Discount rate	6.25%	5.00%	6.00%
Assumed healthcare cost trend rates:
Health care cost trend rate assumed for the next year—Pre 65	9.00%	10.00%	10.00%
Health care cost trend rate assumed for the next year—Post 65	11.00%	12.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)—Pre 65	5.00%	5.00%	5.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)—Post 65	7.00%	7.00%
Year that the rate reaches the ultimate trend rate	2015	2014	2010

The components of net periodic benefit cost (income) are as follows (in millions):

	Pension Benefits
	For the year ended September 30, 2007	For the year ended September 30, 2006	For the nine months ended September 30, 2005
Components of net periodic benefit cost:
Service cost	$6.1	$8.1	$3.8
Interest cost	20.6	20.3	9.4
Expected return on plan assets	(23.8)	(20.5)	(10.5)
Amortization of prior service cost	0.3	0.3	0.2
Amortization of net loss	2.1	3.9	2.5
Other	0.2	0.2	—

	5.5	12.3	5.4
Curtailment settlement (gain) loss	(0.3)	0.2	—
Special termination benefits	—	4.8	—

Net periodic benefit cost	$5.2	$17.3	$5.4

	Other Benefits
	For the year ended September 30, 2007	For the year ended September 30, 2006	For the nine months ended September 30, 2005
Components of net periodic benefit income (cost):
Service cost	$0.5	$0.7	$0.4
Interest cost	1.3	1.4	1.0
Amortization of prior service cost	(2.5)	(2.5)	(1.8)
Amortization of net gain	(1.6)	(0.9)	(0.7)
Curtailment / special termination benefit	—	(1.7)	—

Net periodic benefit income (cost)	$(2.3)	$(3.0)	$(1.1)

As previously noted, the assets of U.S. Pipe Pension Plans and Predecessor Mueller Pension Plans are maintained in separate master trusts and the assets and obligations are evaluated using different measurement dates. The discussion below addresses the assumptions used for each set of plans.

U.S. Pipe Pension Plans and Other Benefit Plans

The discount rate is based on a proprietary bond defeasance model designed by the Plans’ investment consultant to create a portfolio of high quality corporate bonds which, if invested on the measurement dates, would provide the necessary future cash flows to pay accumulated benefits when due. The premise of the model is that annual benefit obligations are funded from the cash flows generated from periodic bond coupon payments, principal maturities and the interest on excess cash flows, i.e. carry forward balances.

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

The U.S. Pipe Pension Plans’ weighted-average asset allocations at the measurement date, by asset category, were as follows:

June 30, 2006
Asset Category:
Equity securities	69.9%
Debt securities	30.0
Other	0.1

Total	100.0%

The plan assets of the pension plans were contributed to, held and invested by the Walter Industries, Inc. Subsidiaries Master Pension Trust (“Pension Trust”) as of June 30, 2006. The plan assets included in the Company’s determination of its pension benefit obligation were based on an allocation of the Pension Trust assets, whereby the projected benefit obligation of the Company was compared with the projected benefit obligation of Walter Industries and its affiliates (including the Company) to determine the Company’s “Projected Benefit Obligation Ratio.” This ratio was applied to the total assets in the Pension Trust to determine the amount of assets allocated to the Company. The Pension Trust employed a total return investment approach whereby a mix of equity and fixed income investments were used to meet the long-term funding requirements of the Pension Trust. The asset mix strived to generate rates of return sufficient to fund plan liabilities and exceed the long-term rate of inflation, while maintaining an appropriate level of portfolio risk. Risk tolerance was established through careful consideration of plan liabilities, plan funded status, and corporate financial condition. The investment portfolio was diversified across domestic and foreign equity holdings, and by investment styles and market capitalizations. Fixed income holdings are diversified by issuer, security type, and principal and interest payment characteristics. Derivatives were used to gain market exposure in an efficient and timely manner; however, derivatives were not used to leverage the portfolio beyond the market value of the underlying investments. Investment risk was measured and monitored on an ongoing basis through quarterly investment portfolio reviews, annual benefits liability measurements, and periodic asset/liability studies.

Assumed healthcare cost trend rates, discount rates, expected return on plan assets and salary increases have a significant effect on the amounts reported for the pension and healthcare plans. A one-percentage-point change in the trend rate for these assumptions would have the following effects (in millions):

	1-Percentage Point Increase	1-Percentage Point Decrease
Health care cost trend:
Effect on total of service and interest cost components	$0.1	$(0.1)
Effect on postretirement benefit obligation	0.4	(0.4)
Discount rate:
Effect on postretirement service and interest cost components	0.0	(0.0)
Effect on postretirement benefit obligation	(1.7)	2.0
Effect on current year postretirement benefits expense	(0.2)	0.2
Effect on pension service and interest cost components	(0.1)	0.1
Effect on pension benefit obligation	(24.1)	29.3
Effect on current year pension expense	(1.2)	2.1
Expected return on plan assets:
Effect on current year pension expense	(2.1)	2.1
Rate of compensation increase:
Effect on pension service and interest cost components	0.6	(0.5)
Effect on pension benefit obligation	4.1	(3.6)
Effect on current year pension expense	0.8	(0.7)

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

Assumed discount rates, expected return on plan assets and salary increases have a significant effect on the amounts reported for the pension and healthcare plans. A one-percentage-point change in the trend rate for these assumptions would have the following effects (in millions):

	1-Percentage Point Increase	1-Percentage Point Decrease
Discount rate:
Effect on pension service and interest cost components	$0.0	$0.0
Effect on pension benefit obligation	(12.0)	15.1
Effect on current year pension expense	0.7	0.2
Expected return on plan assets:
Effect on current year pension expense	1.0	(1.0)
Rate of compensation increase:
Effect on pension service and interest cost components	0.0	0.0
Effect on pension benefit obligation	0.3	(0.3)
Effect on current year pension expense	0.0	0.0

All Plans

The Pension Trust’s strategic asset allocations was as follows for Predecessor Mueller’s as of September 30, 2007 and for U.S. Pipe as of June 30, 2007:

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

The Pension Trust employs a building block approach in determining the long-term rate of return for plan assets. Historical market returns are studied and long-term risk/return relationships between equity and fixed income asset classes are analyzed. This analysis supports the fundamental investment principle that assets with greater risk generate higher returns over long periods of time. The historical impact of returns in one asset class on returns of another asset class is reviewed to evaluate portfolio diversification benefits. Current market factors including inflation rates and interest rate levels are considered before assumptions are developed. The long-term portfolio return is established via the building block approach by adding interest rate risk and equity risk premiums to the anticipated long-term rate of inflation. Management considered the importance of portfolio diversification and periodic rebalancing. Peer data and historical return assumptions are reviewed to check for reasonableness.

Predecessor Mueller and U.S. Pipe Pension Plans’ weighted-average asset allocations by asset category are as follows:

	September 30, 2007	June 30, 2007	September 30, 2006
Equity Securities	68.3%	72.4%	55.7%
Debt Securities	27.1	27.5	23.6
Other, including cash	4.6	0.1	20.7

Total	100.0%	100.0%	100.0%

The investment strategy and target asset allocations for the Predecessor Mueller Pension Plans are the same as described for the U.S. Pipe Pension Plans above. It should be noted that the Company historically makes additional contributions, if any, in the month of September and such contribution may not be allocated fully among equity and debt securities as of September 30, 2007. Thus the actual assets allocated among these classes differed from the target asset allocation.

The Company’s minimum pension plan funding requirement for fiscal 2008 is $8.4 million, which the Company expects to fully fund. The Company also expects to contribute $1.6 million to its other post-employment benefit plan in fiscal 2008. The following estimated benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in millions):

	Pension Benefits	Other Postretirement Benefits Before Medicare Subsidy
2008	$24.7	$1.6
2009	22.7	1.6
2010	22.8	1.7
2011	23.1	1.7
2012	23.6	1.7
Years 2013-2016	126.5	9.2

Of the total pension plan obligations at September 30, 2007, 95% relate to United States plans and 5% relate to non-United States plans of Predecessor Mueller.

Defined Contribution Retirement Plan—Certain United States employees of the Company and its subsidiaries participate in a defined contribution 401(k) matching plan. Expense for the defined contribution plan is computed as a percentage of participants’ compensation and was $6.3 million and $5.8 million for the years ended September 30, 2007 and 2006, respectively.

Note 12.    Goodwill and Identifiable Intangibles

Changes in goodwill for the years ended September 30, 2007 and 2006 (in millions):

Balance at September 30, 2005	$58.4
Acquisition of Predecessor Mueller	801.7
Acquisition of Hunt Industries	6.8
Other	(1.4)

Balance at September 30, 2006	865.5
Acquisition of Fast Fabricators	0.5
Contingent earnout payment from acquisition of Star Pipe, Inc.	3.7
Reversal of restructuring reserves	(1.2)
Tax adjustments applicable to the acquisition of Predecessor Mueller	2.1

Balance at September 30, 2007	$870.6

For a discussion of the acquisition of Star Pipe Inc., Fast Fabricators, Inc. and Hunt Industries, Inc., see Note 3. Tax adjustments of $2.1 in the year ended September 30, 2007 primarily represent state tax matters identified during the 2007 fiscal year that relate to periods prior to the acquisition.

Identifiable intangible assets consist of the following:

	September 30, 2007
	Cost	Accumulated Amortization
	(dollars in millions)
Finite-lived intangible assets:
Technology	$63.0	$13.8
Customer relationships	409.2	43.6

	472.2	57.4
Indefinite-lived intangible assets:
Trade name and trademarks	404.5	—

	$876.7	$57.4

Identifiable intangible assets, net, were $819.3 million at September 30, 2007, and result primarily from the Acquisition of Predecessor Mueller. In January 2007, there was an addition of $13.1 million for intangibles related to the acquisitions of Fast Fabricators Inc. In January 2006, there was an addition of $6.7 million of technology intangibles related to the acquisition of CCNE, L.L.C. The weighted-average amortization period for the finite-lived intangible assets is 17.2 years.

Amortization expense on finite-lived intangible assets was $29.1 million, $28.1 million, and zero for the years ended September 30, 2007 and 2006 and the nine months ended September 30, 2005, respectively. Estimated amortization expense for the next five years is as follows (in millions):

September 30,	Estimated Amortization
2008	$ 29.5
2009	29.5
2010	29.2
2011	28.0
2012	28.0

Note 13.    Supplementary Balance Sheet Information

Selected supplementary balance sheet information is presented below (in millions):

	September 30,
	2007	2006
Inventories
Purchased materials and manufactured parts	$67.4	$66.7
Work in process	116.7	127.7
Finished goods	269.4	260.2

	$453.5	$454.6

Property, plant and equipment
Land	$28.6	$28.4
Buildings	91.3	83.4
Machinery and equipment	556.3	489.9
Other	41.1	46.4

	717.3	648.1
Accumulated depreciation	(365.5)	(311.1)

	$351.8	$337.0

Accrued expenses and other current liabilities
Accrued cash discounts and rebates	$22.6	$22.1
Accrued payroll and bonus	19.9	23.5
Accrued other taxes	16.7	7.7
Accrued interest	15.5	13.6
Vacations and holidays	12.1	13.6
Workers compensation	6.5	6.0
Accrued medical	5.4	3.7
Accrued sales commissions	4.3	5.0
Accrued warranty claims	3.7	2.7
Accrued restructuring and severance	2.0	5.3
Employee payroll withholdings	1.6	1.2
Accrued environmental claims	0.6	2.5
Accrued income taxes payable (receivable)	0.0	(2.3)
Other	10.9	11.7

	$121.8	$116.3

Note 14.    Supplementary Income Statement Information

Selected supplementary income statement information is presented below.

	Year ended September 30, 2007	Year ended September 30, 2006	Nine months ended September 30, 2005
	(dollars in millions)
Included in selling, general and administrative
Research and development	$4.6	$5.7	$0.4

Advertising	$6.9	$4.4	$0.3

Interest expense, net of interest income
Interest expense on debt obligations	$86.4	$109.5	$15.5
Deferred financing fee amortization	2.5	3.1	—
Other, net	1.1	2.6	—

Interest expense	90.0	115.2	15.5
Interest income	(3.2)	(7.8)	—

	$86.8	$107.4	$15.5

Interest expense on the Company’s outstanding debt obligations was $86.4 million, net of interest rate swap gains of $2.2 million in fiscal 2007, compared to $109.5, net of interest rate swap gains of $0.4 million, in fiscal 2006. The Company refinanced its debt in May 2007 with lower interest rate debt and repaid $40.0 million of that debt in July 2007. In the prior year, the Company used proceeds from its June 2006 initial public offering to reduce debt. These actions contributed to lower interest expense in fiscal 2007 as compared to fiscal 2006. Other, net in 2007 includes $1.9 million related to the legacy income tax exposure, partially offset by $0.8 million of capitalized interest. Other, net for fiscal 2006 is comprised primarily of a $2.5 million bridge loan fee incurred in connection with financing the Acquisition of Predecessor Mueller. Interest income for fiscal 2006 includes a $2.9 million prepayment penalty and $1.8 million in interest income earned on a loan to the Company’s former parent.

Note 15.    Net Income Per Share

A reconciliation of the basic and diluted net income per share computations for the years ended September 30, 2007 and 2006 and the nine months ended September 30, 2005 is as follows (in millions, except per share data):

	2007 Basic and Diluted	2006 Basic and Diluted	2005 Basic and Diluted
Numerator:
Net income	$48.2	$5.1	$5.1

Denominator:
Average number of common shares outstanding	114.7	95.5	85.8
Effect of dilutive securities:
Stock options and restricted stock units(a)	0.6	—	—

	115.3	95.5	85.8

Net income per share	$0.42	$0.05	$0.06

(a)	Represents the number of shares of common stock issuable on the exercise of dilutive employee stock options and restricted stock units less the number of shares of common stock which could have been purchased with the proceeds from the exercise of such awards (less than 30,000 shares as of September 30, 2006). This excludes 1.0 million stock options which were antidilutive because their exercise prices exceeded the price of the Series A common stock on September 30, 2007.

Note 16.    Segment Information

Prior to the Acquisition on October 3, 2005, the Company had one segment: U.S. Pipe. As of September 30, 2007 and 2006, the Company’s operations consisted of three operating segments: Mueller Co., U.S. Pipe and Anvil. These segments are organized based on products and are consistent with how the operating segments are managed, how resources are allocated, and how information is used by the chief operating decision maker. The Mueller Co. segment manufactures valves, fire hydrants and other related products utilized in the distribution of water and gas and in water and wastewater treatment facilities. The U.S. Pipe segment manufactures ductile iron pressure pipe, fittings and other cast iron products used primarily for major water and wastewater transmission and collection systems. The Anvil segment primarily manufactures cast iron and malleable iron pipe fittings, ductile iron couplings and fittings, pipe hangers and other related products for the fire protection, plumbing, heating, mechanical, construction, retail hardware and other related industries. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

Intersegment sales and transfers are made at established intersegment selling prices generally intended to cover costs. The determination of segment earnings does not reflect allocations of certain corporate expenses not directly attributable to segment operations and intersegment eliminations, which is designated as Corporate in the segment presentation, and is before interest expense, net of interest income, and income taxes. Corporate expenses include those costs incurred by the Company’s corporate function and do not include any allocated costs from Walter Industries. Costs allocated by Walter Industries to the Company are included in the determination of U.S. Pipe’s operating income. Corporate costs include those costs related to financial and administrative matters, treasury, risk management, human resources, legal counsel, and tax functions. Corporate assets include cash, deferred tax assets and deferred financing fees. These assets have not been pushed down to the Company’s segments and are maintained as Corporate items. Therefore, segment earnings are not reflective of results on a stand-alone basis. See also Note 2 regarding Related Party Allocations from Walter Industries that are recorded by U.S. Pipe and Corporate and are reflected in the Company’s consolidated selling, general and administrative expenses.

Segment assets consist primarily of accounts receivable, inventories, property, plant and equipment, goodwill, and identifiable intangibles. Summarized financial information for the Company’s segments follows:

	Year ended September 30, 2007	Year ended September 30, 2006	For the nine months ended September 30, 2005
	(dollars in millions)
Net sales, excluding intersegment sales
Mueller Co.	$756.1	$804.1	$—
U.S. Pipe	537.1	594.7	456.9
Anvil	555.8	534.6	—

Consolidated	$1,849.0	$1,933.4	$456.9

Intersegment sales
Mueller Co.	$18.9	$17.1	$—
U.S. Pipe	6.4	3.8	—
Anvil	0.8	0.6	—

Eliminated from consolidated net sales	$26.1	$21.5	$—

Income (loss) from operations
Mueller Co.	$154.7	$144.7	$—
U.S. Pipe	33.4	(17.0)	23.4
Anvil	57.4	31.8	—
Corporate expense	(35.3)	(30.1)	—
Consolidating eliminations	(0.2)	(0.4)	—

Consolidated	$210.0	$129.0	$23.4

Depreciation and amortization
Mueller Co.	$51.8	$50.5	$—
U.S. Pipe	24.0	22.7	19.4
Anvil	23.8	23.4	—
Corporate	1.8	0.3	—

Consolidated	$101.4	$96.9	$19.4

Facility rationalization, restructuring and related costs
Mueller Co.	$—	$—	$—
U.S. Pipe	—	28.6	—
Anvil	—	—	—

Consolidated	$—	$28.6	$—

Capital expenditures
Mueller Co.	$21.7	$32.2	$—
U.S. Pipe	47.5	22.8	16.5
Anvil	15.0	16.1	—
Corporate	4.1	—	—

Consolidated	$88.3	$71.1	$16.5

	September 30,
	2007	2006
	(dollars in millions)
Total assets
Mueller Co.	$1,874.9	$1,919.9
U.S. Pipe	420.8	406.8
Anvil	524.7	508.0
Corporate	188.8	155.2

Consolidated	$3,009.2	$2,989.9

Goodwill
Mueller Co.	$718.8	$717.3
U.S. Pipe	59.0	58.4
Anvil	92.8	89.8

Consolidated	$870.6	$865.5

Identifiable intangibles
Mueller Co.	$722.3	$747.4
U.S. Pipe	12.4	—
Anvil	84.6	88.0

Consolidated	$819.3	$835.4

Geographical area information with respect to net sales, as determined by the location of the customer invoiced, and property, plant and equipment—net, as determined by the physical location of the assets, were as follows:

	Year ended September 30, 2007	Year ended September 30, 2006	Nine months ended September 30, 2005
	(dollars in millions)
Net sales
United States	$1,560.4	$1,693.8	$448.2
Canada	265.4	231.4	—
Other countries	23.2	8.2	8.7

	$1,849.0	$1,933.4	$456.9

	September 30,
	2007	2006
Property, plant and equipment, net
United States	$335.5	$318.6
Canada	14.5	16.4
Other countries	1.8	2.0

	$351.8	$337.0

For the years ended September 30, 2007 and 2006, sales to two distributors comprised approximately 27% and 30% of the Company’s total net sales, respectively. Accounts receivable includes $67.4 million and $95.5 million from these two distributors as of September 30, 2007and 2006, respectively.

Note 17.    Commitments and Contingencies

Income Tax Litigation

A dispute exists with regard to federal income taxes for fiscal years 1980 through 1994 and 1999 through 2001 allegedly owed by the Walter Industries consolidated group, which included the U.S. Pipe segment during these periods. According to Walter Industries’ quarterly report on Form 10-Q for the period ended September 30, 2007, Walter Industries management estimates that the amount of tax presently claimed by the Internal Revenue

Service is approximately $34.0 million for issues currently in dispute in bankruptcy court for matters unrelated to the Company. This amount is subject to interest and penalties. In addition, the IRS has issued a Notice of Proposed Deficiency assessing additional tax of $82.2 million for the fiscal years ended May 31, 2000, December 31, 2000 and December 31, 2001. As a matter of law, the Company is jointly and severally liable for any final tax determination, which means in the event Walter Industries is unable to pay any amounts owed, the Company would be liable. Walter Industries disclosed in the above mentioned Form 10-Q that they believe their filing positions have substantial merit and that they intend to defend vigorously any claims asserted.

State Income Tax

The Company acquired Predecessor Mueller on October 3, 2005. Management has recently determined that, as the acquirer of Predecessor Mueller, the Company may have exposure with respect to certain state income tax matter of Predecessor Mueller. The Company believes the worst case state tax liability, excluding interest and penalties, related to the pre-acquisition period is approximately $7.5 million. This amount, net of federal tax benefit, has been recorded as an adjustment to goodwill. Also, the Company has estimated that it may incur an additional $1.1 million of state income tax expense related to the three month period subsequent to the Acquisition. This amount, net of federal tax benefit, has been recorded as income tax expense in the fourth quarter of fiscal 2007. In addition, net income for the year ended September 30, 2007 includes $1.9 million of estimated interest expense related to these legacy tax obligations. Inherent uncertainties exist in estimates of tax contingencies, and the actual amount payable could vary.

Environmental Matters

The Company is subject to a wide variety of laws and regulations concerning the protection of the environment, both with respect to the construction and operation of many of its plants and with respect to remediating environmental conditions that may exist at its own and other properties. The Company believes that it is in substantial compliance with federal, state and local environmental laws and regulations. The Company accrues for environmental expenses resulting from existing conditions that relate to past operations when the costs are probable and reasonably estimable. Expenses charged to the Consolidated Statements of Operations for compliance of ongoing operations and for remediation of environmental conditions arising from past operations were approximately $8.0 million in fiscal 2007, $2.3 million in fiscal 2006 and $4.4 million in the nine months ended September 30, 2005. The Company capitalizes environmental expenditures that increase the life or efficiency of property or that reduces or prevent environmental contamination. Capital expenditures for environmental requirements are anticipated to average approximately $5.8 million per year in the next five years. Capital expenditures for environmental requirements were approximately $16.2 million in fiscal 2007, $4.7 million in fiscal 2006 and $1.7 million in the nine months ended September 30, 2005.

In September 1987, the Company implemented an Administrative Consent Order (ACO) for its Burlington, New Jersey plant that was required under the New Jersey Environmental Cleanup Responsibility Act (now known as the Industrial Site Recovery Act). The ACO required soil and ground water cleanup, and the Company has completed, and has received final approval on, the soil cleanup required by the ACO. U.S. Pipe is continuing to address ground water issues at this site. Further remediation could be required. These remediation costs are expected to be minimal. Long-term ground water monitoring will be required to verify natural attenuation. Management does not know how long ground water monitoring will be required and does not believe monitoring or further cleanup costs, if any, will have a material adverse effect on the financial condition or results of operations of the Company.

On January 5, 2003, Solutia Inc. and Pharmacia Corporation (collectively “Solutia”) filed suit against U.S. Pipe and a number of co-defendant foundry-related companies in the U.S. District Court for the Northern District of Alabama for contribution and cost recovery allegedly incurred and to be incurred by Solutia in performing remediation of polychlorinated biphenyls (“PCBs”) and heavy metals in Anniston, Alabama, pursuant to a partial consent decree with the United States Environmental Protection Agency (“EPA”). U.S. Pipe and certain co-defendants subsequently reached a settlement with EPA concerning their liability for certain contamination in and around Anniston, which was memorialized in an Administrative Agreement and Order on Consent (“AOC”) that became effective on January 17, 2006. U.S. Pipe has reached a cash-out settlement agreement whereby Phelps Dodge Industries, a co-defendant and co-respondent on the AOC, has assumed U.S. Pipe’s obligation to perform the work required under the AOC.

U.S. Pipe and the other settling defendants contend that the legal effect of the AOC extinguishes Solutia’s claims and they filed a motion for summary judgment to that effect. Discovery in this matter has been stayed while the motion for summary judgment is pending. If the court permits the case to proceed then management will review the claims, but management currently has no basis to form a view with respect to the probability or amount of liability if its motion for summary judgment is unsuccessful.

U.S. Pipe and a number of co-defendant foundry-related companies were named in a putative civil class action case originally filed on April 8, 2005 in the Circuit Court of Calhoun County, Alabama, and removed by defendants to the U.S. District Court for the Northern District of Alabama under the Class Action Fairness Act. The putative plaintiffs in the case filed an amended complaint with the U.S. District Court on December 15, 2006. The amended complaint alleged state law tort claims (negligence, failure to warn, wantonness, nuisance, trespass and outrage) arising from creation and disposal of “foundry sand” alleged to contain harmful levels of PCBs and other toxins, including arsenic, cadmium, chromium, lead and zinc. The plaintiffs originally sought damages for real and personal property and for other unspecified personal injury. On June 4, 2007, a Motion to Dismiss was granted to U.S. Pipe and certain co-defendants as to the claims for negligence, failure to warn, nuisance, trespass and outrage. The remainder of the complaint was dismissed with leave to file an amended complaint. On July 6, 2007, plaintiffs filed a second amended complaint, which dismissed prior claims relating to U.S. Pipe’s former 10th Street facility and no longer alleges personal injury claims. Plaintiffs filed a third amended complaint on July 27, 2007. U.S. Pipe and the other defendants have moved to dismiss the third amended complaint. Management believes that numerous procedural and substantive defenses are available. At present, management has no reasonable basis to form a view with respect to the probability of liability in this matter.

In the acquisition agreement pursuant to which Tyco International sold the Company’s Mueller Co. and Anvil segments to the prior owners of these businesses in August 1999, Tyco agreed to indemnify the Company and its affiliates for all “Excluded Liabilities.” Excluded Liabilities include, among other things, substantially all liabilities relating to the time prior to the August 1999 Tyco transaction. The indemnity survives indefinitely and is not subject to any deductibles or caps. However, the Company may be responsible for these liabilities in the event that Tyco ever becomes financially unable to or otherwise fails to comply with, the terms of the indemnity. In addition, Tyco’s indemnity does not cover liabilities to the extent caused by the Company or the operation of its business after the August 1999 Tyco transaction, nor does it cover liabilities arising with respect to businesses or sites acquired after the August 1999 Tyco transaction.

Some of the Company’s subsidiaries have been named as defendants in a small number of asbestos-related lawsuits. Management does not believe that these lawsuits, either individually or in the aggregate, are material to the Company’s financial position or results of operations.

Other Litigation

The Company and its subsidiaries are parties to a number of other lawsuits arising in the ordinary course of their businesses, including product liability cases for products manufactured by the Company and third parties. Costs are provided for these matters when a loss is probable and the amount is reasonably estimable. The effect of the outcome of these matters on the Company’s future results of operations cannot be predicted with certainty as any such effect depends on future results of operations and the amount and timing of the resolution of such matters. While the results of litigation cannot be predicted with certainty, management believes that the final outcome of such other litigation is not likely to have a materially adverse effect on the consolidated financial statements.

Commitments and Contingencies—Other

In the opinion of management, accruals associated with contingencies incurred in the normal course of business are sufficient. Resolution of existing known contingencies is not expected to significantly affect the Company’s financial position and result of operations.

Operating Leases

The Company accounts for operating leases in accordance with FAS 13, Accounting for Leases, which includes guidance for evaluating free rent periods, determining amortization periods of leasehold improvements and incentives related to leasehold improvements. The Company’s operating leases are primarily for equipment and office space.

Rent expense was $9.0 million, $10.0 million and $0.2 million for the years ended September 30, 2007 and 2006 and nine months ended September 30, 2005, respectively. Future minimum payments under non-cancelable operating leases as of September 30, 2007 are (in millions):

2008	$9.8
2009	6.3
2010	5.6
2011	5.1
2012	2.6
Thereafter	4.3

Note 18.    New Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarifies the minimum recognition threshold that a tax position must meet before being recognized in the financial statements. This interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. FIN 48 applies to all tax positions related to income taxes subject to FAS No. 109 Accounting for Income Taxes. Management does not believe the adoption of this standard, which is effective October 1, 2007 will have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued FAS No. 157 Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Management does not believe the adoption of this standard, which is effective October 1, 2008 will have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued FAS No. 158 Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“FAS 158”), which requires the Company to recognize the overfunded or underfunded status of defined benefit postretirement plans as assets or liabilities and to recognize changes in that funded status as a component of other comprehensive income. In addition, FAS 158 requires companies to measure plan assets and liabilities as of the fiscal year-end reporting date. The Company uses a June 30 measurement date for the U.S. Pipe Segment plans and a September 30 measurement date for the Mueller Co. and Anvil segment plans, and will be required to adopt this provision September 30, 2008.

Note 19.    Subsequent Events

On October 1, 2007, the Company completed an exchange of its 2007 Senior Subordinated Notes that had been privately placed with similar notes that were registered with the Securities and Exchange Commission.

On October 17, 2007, the Company declared a quarterly dividend of $0.0175 per share of the Company’s Series A and Series B common stock, payable on November 20, 2007 to stockholders of record at the close of business on November 9, 2007.

On November 6, 2007, the Company announced that it intends to close its ductile iron pipe manufacturing operations in Burlington, N.J. by February 2008, eliminating approximately 180 jobs. The Burlington facility will continue to be used as a full-service distribution center for customers in the Northeast. In connection with this action, the Company expects to record a restructuring charge of approximately $19.0 million, substantially all of which will be recorded in the quarter ending December 31, 2007. This charge is comprised of approximately $15.0 million of asset write-offs and $4.0 million of cash costs, including severance and other costs associated with the closing. Incremental cash operating expenses associated with the restructuring of approximately $3.0 million are expected to be incurred throughout the nine months ending September 30, 2008.

Note 20.    Consolidating Guarantor and Non-Guarantor Financial Information

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

The Company has reclassified certain prior year amounts to reduce stockholders’ equity in certain subsidiaries of the Company. The stockholders’ equity of the Guarantor Companies and the Non-Guarantor Companies has been reclassified as set forth below, but the reclassification does not affect the consolidated amounts previously reported for the Issuer. This reclassification reduces the equity in the Non-Guarantor Companies as well as the Guarantor Companies, and increases the intercompany payables to the Issuer. The reclassifications to Issuer, Guarantor Companies, Non-Guarantor Companies and Consolidating Eliminations for the year ended September 30, 2006 are set forth below (in millions):

	Year ended September 30, 2006
	Previously Stated	Reclassification	Currently Stated
Issuer
Investment in subsidiaries	$2,950.3	$(2,466.7)	$483.6
Total assets	3,049.5	(2,466.7)	582.8
Intercompany payable (receivable)	694.3	(2,466.7)	(1,772.4)
Total liabilities	1,822.5	(2,466.7)	(644.2)

Guarantor Companies
Investment in subsidiaries	52.9	(46.1)	6.8
Total assets	2,818.0	(46.1)	2,771.9
Intercompany payable (receivable)	(748.7)	2,420.6	1,671.9
Total liabilities	(132.3)	2,420.6	2,288.3
Total stockholders’ equity	2,950.3	(2,466.7)	483.6

Non-Guarantor Companies
Intercompany payable (receivable)	54.4	46.1	100.5
Total liabilities	72.7	46.1	118.8
Total stockholders’ equity	52.9	(46.1)	6.8

Consolidating Eliminations
Investment in subsidiaries	(3,003.2)	2,512.8	(490.4)
Total assets	(3,003.2)	2,512.8	(490.4)
Total stockholders’ equity	$(3,003.2)	$2,512.8	$(490.4)

Consolidating Balance Sheet

September 30, 2007

	Issuer	Guarantor Companies	Non-Guarantor Companies	Consolidating Eliminations	Consolidated
	(dollars in millions)
Assets
Cash and cash equivalents	$90.2	$(8.6)	$17.3	$—	$98.9
Receivables, net	11.9	249.1	41.1	—	302.1
Inventories	—	390.3	63.2	—	453.5
Deferred income taxes	29.2	—	—	—	29.2
Prepaid expenses and other current assets	34.3	29.8	2.2	—	66.3

Total current assets	165.6	660.6	123.8	—	950.0
Property, plant and equipment, net	4.5	331.1	16.2	—	351.8
Deferred financing fees and other long-term assets	34.6	(14.1)	(3.0)	—	17.5
Identifiable intangibles, net	—	819.3	—	—	819.3
Goodwill	2.0	868.6	—	—	870.6
Investment in subsidiaries	743.5	18.5	—	(762.0)	—

Total assets	$950.2	$2,684.0	$137.0	$(762.0)	$3,009.2

Liabilities and Stockholders’ Equity
Current portion of long-term debt	$6.2	$—	$—	—	6.2
Accounts payable	14.8	85.2	12.3	—	112.3
Accrued expenses and other liabilities	16.0	106.6	(0.8)	—	121.8

Total current liabilities	37.0	191.8	11.5	—	240.3
Intercompany accounts	(1,829.1)	1,720.8	108.3	—	—
Long-term debt	1,094.3	—	—	—	1,094.3
Accrued pension liability	11.9	—	—	—	11.9
Accumulated postretirement benefits obligation	18.3	—	—	—	18.3
Deferred income taxes	307.3	—	—	—	307.3
Other long-term liabilities	(0.5)	27.9	(1.3)	—	26.1

Total liabilities	(360.8)	1,940.5	118.5	—	1,698.2
Total stockholders’ equity	1,311.0	743.5	18.5	(762.0)	1,311.0

Total liabilities and stockholders’ equity	$950.2	$2,684.0	$137.0	$(762.0)	$3,009.2

Consolidating Balance Sheet

September 30, 2006

	Issuer	Guarantor Companies	Non-Guarantor Companies	Consolidating Eliminations	Consolidated
	(dollars in millions)
Assets
Cash and cash equivalents	$82.4	$(11.1)	$10.1	$—	$81.4
Receivables, net	—	285.2	37.7	—	322.9
Inventories	—	396.3	58.3	—	454.6
Deferred income taxes	—	42.6	—	—	42.6
Prepaid expenses	—	32.1	1.6	—	33.7

Total current assets	82.4	745.1	107.7	—	935.2
Property, plant and equipment, net	2.2	316.9	17.9	—	337.0
Deferred financing fees and other long-term assets	14.6	2.2	—	—	16.8
Identifiable intangibles, net	—	835.4	—	—	835.4
Goodwill	—	865.5	—	—	865.5
Investment in subsidiaries	483.6	6.8	—	(490.4)	—

Total assets	$582.8	$2,771.9	$125.6	$(490.4)	$2,989.9

Liabilities and Stockholders’ Equity
Current portion of long-term debt	$8.0	$1.0	$—	$—	$9.0
Accounts payable	10.7	107.6	11.6	—	129.9
Accrued expenses and other liabilities	7.8	105.4	3.1	—	116.3

Total current liabilities	26.5	214.0	14.7	—	255.2
Intercompany accounts	(1,772.4)	1,671.9	100.5	—	—
Long-term debt	1,117.2	1.1	—	—	1,118.3
Accrued pension liability, net	—	44.6	(0.9)	—	43.7
Accumulated postretirement benefits obligation	—	46.3	—	—	46.3
Deferred income taxes	(15.5)	289.5	4.5	—	278.5
Other long-term liabilities	—	20.9	—	—	20.9

Total liabilities	(644.2)	2,288.3	118.8	—	1,762.9
Total stockholders’ equity	1,227.0	483.6	6.8	(490.4)	1,227.0

Total liabilities and stockholders’ equity	$582.8	$2,771.9	$125.6	$(490.4)	$2,989.9

Consolidating Statement of Operations

For the Year Ended September 30, 2007

	Issuer	Guarantor Companies	Non-Guarantor Companies	Consolidating Eliminations	Consolidated
	(dollars in millions)
Net sales	$—	$1,564.0	$285.0	$—	$1,849.0
Cost of sales	—	1,135.5	250.3	—	1,385.8

Gross profit	—	428.5	34.7	—	463.2
Selling, general and administrative	33.6	189.0	29.0	—	251.6
Related party corporate charges	—	1.6	—	—	1.6

Income (loss) from operations	(33.6)	237.9	5.7	—	210.0
Interest expense, net of interest income	87.2	(0.2)	(0.2)	—	86.8
Loss on early extinguishment of debt	36.5	—	—	—	36.5

(Loss) income before income taxes	(157.3)	238.1	5.9	—	86.7
Income tax (benefit) expense	(69.8)	105.7	2.6	—	38.5
Equity in income (loss) of subsidiaries	135.7	3.3	—	(139.0)	—

Net income (loss)	$48.2	$135.7	$3.3	$ (139.0)	$48.2

Consolidating Statement of Operations

For the Year Ended September 30, 2006

	Issuer	Guarantor Companies(1)	Non-Guarantor Companies	Consolidating Eliminations	Consolidated
	(dollars in millions)
Net sales	$—	$1,738.1	$195.3	$—	$1,933.4
Cost of sales	—	1,368.7	157.0	—	1,525.7

Gross profit	—	369.4	38.3	—	407.7
Selling, general and administrative	—	215.4	26.7	—	242.1
Related party corporate charges	—	8.0	—	—	8.0
Facility rationalization, restructuring and related costs	—	28.6	—	—	28.6

Income from operations	—	117.4	11.6	—	129.0
Interest expense, net of interest income	107.5	0.3	(0.4)	—	107.4
Loss on early extinguishment of debt	8.5				8.5

(Loss) income before income taxes	(116.0)	117.1	12.0	—	13.1
Income tax (benefit) expense	(43.6)	46.8	4.8	—	8.0
Equity in income (loss) of subsidiaries	77.5	7.2	—	(84.7)	—

Net income (loss)	$5.1	$77.5	$7.2	$ (84.7)	$5.1

Consolidating Statement of Cash Flows

For the Year Ended September 30, 2007

	Issuer	Guarantor Companies	Non-Guarantor Companies	Consolidating Eliminations	Consolidated
	(dollars in millions)
Net cash provided by (used in) operating activities	$40.6	$106.4	$8.1	$—	$155.1

Cash flows from investing activities
Additions to property, plant and equipment	(4.1)	(81.6)	(2.6)	—	(88.3)
Acquisition of businesses, net of cash acquired	—	(26.2)	—	—	(26.2)
Proceeds from sale of property, plant and equipment	—	0.8	—	—	0.8

Net cash provided by (used in) investing activities	(4.1)	(107.0)	(2.6)	—	(113.7)

Cash flows from financing activities
Increase in dollar value of bank checks outstanding	—	3.1	—	—	3.1
Proceeds from long-term debt	1,140.0	—	—	—	1,140.0
Retirement of long-term debt	(1,151.1)	—	—	—	(1,151.1)
Proceeds from issuance of common stock	1.8	—	—	—	1.8
Payment of deferred financing fees	(11.4)	—	—	—	(11.4)
Dividends to stockholders	(8.0)	—	—	—	(8.0)

Net cash provided by (used in) financing activities	(28.7)	3.1	—	—	(25.6)

Effect of exchange rate changes on cash	—	—	1.7	—	1.7

Net increase (decrease) in cash and cash equivalents	7.8	2.5	7.2	—	17.5
Cash and cash equivalents at beginning of year	82.4	(11.1)	10.1	—	81.4

Cash and cash equivalents at end of year	$90.2	$(8.6)	$17.3	$ —	$98.9

Consolidating Statement of Cash Flows

For the Year Ended September 30, 2006

	Issuer	Guarantor Companies	Non-Guarantor Companies	Consolidating Eliminations	Consolidated
	(dollars in millions)
Net cash provided by (used in) operating activities	$(62.7)	$238.5	$ (68.2)	—	$107.6

Cash flows from investing activities
Additions to property, plant and equipment	—	(68.4)	(2.7)	—	(71.1)
Acquisition of businesses, net of cash acquired	—	(15.6)	—	—	(15.6)
Proceeds from sale of property, plant and equipment	—	3.6	—	—	3.6
Increase in amounts due to Walter Industries	—	1.7	—	—	1.7

Net cash used in investing activities	—	(78.7)	(2.7)	—	(81.4)

Cash flows from financing activities
Increase in dollar value of bank checks outstanding	10.0	—	—	—	10.0
Change in intercompany balances	77.9	(158.9)	81.0	—	—
Proceeds from short-term borrowings	55.9	—	—	—	55.9
Retirement of short-term debt	(55.9)	—	—	—	(55.9)
Proceeds from long-term debt	1,050.0	—	—	—	1,050.0
Retirement of long-term debt	(1,031.9)	—	—	—	(1,031.9)
Proceeds from issuance of common stock	428.9	—	—	—	428.9
Payment of deferred financing fees	(21.6)	—	—	—	(21.6)
Dividends to Walter Industries	(444.5)	—	—	—	(444.5)
Dividends to Walter Industries for acquisition costs	—	(12.0)	—	—	(12.0)
Walter contribution of Predecessor Mueller cash	76.3	—	—	—	76.3

Net cash provided by (used in) financing activities	145.1	(170.9)	81.0	—	55.2

Net increase (decrease) in cash and cash equivalents	82.4	(11.1)	10.1	—	81.4
Cash and cash equivalents at beginning of year	—	—	—	—	—

Cash and cash equivalents at end of year	$82.4	$(11.1)	$10.1	—	$81.4

Note 21.    Quarterly Consolidated Financial Information (Unaudited)

	Quarter ended
	December 31	March 31	June 30	September 30
	(in millions, except per share amounts)
Year ended September 30, 2007
Net sales	$411.9	$459.7	$502.5	$474.9
Gross profit	107.7	117.8	119.5	118.2
Income from operations	49.0	52.9	57.4	50.7
Net income (loss)	17.0	17.9	(1.3)	14.6
Basic and diluted income (loss) per share(1)	$0.15	$0.16	$(0.01)	$0.13

Year ended September 30, 2006
Net sales	$480.4	$434.9	$500.0	$518.1
Gross profit	43.5	94.6	134.5	135.1
Income (loss) from operations	(39.5)	27.5	69.4	71.6
Net income (loss)	(48.8)	(1.8)	38.8	16.9
Basic and diluted income (loss) per share(1)	$(0.57)	$(0.02)	$0.41	$0.15

(1)	The sum of quarterly earnings per share amounts may be different than annual amounts as a result of the impact of variations in shares outstanding due to the initial public offering and rounding differences.