Form 10-Q
period 2007-12-31
Mueller Water Products, Inc.
filed 2008-02-11
CIK 1350593

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

There were 115,044,855 shares of common stock of the Registrant outstanding as of January 31, 2008, comprised of 29,199,935 shares of Series A common stock and 85,844,920 shares of Series B common stock.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in millions)

	December 31, 2007	September 30, 2007
Assets
Cash and cash equivalents	$136.9	$98.9
Receivables, net	237.4	302.1
Inventories	466.9	453.5
Deferred income taxes	31.2	29.2
Other current assets	66.9	66.3

Total current assets	939.3	950.0
Property, plant and equipment, net	335.1	351.8
Identifiable intangible assets, net	811.9	819.3
Goodwill	871.1	870.6
Other noncurrent assets	19.7	17.5

Total assets	$2,977.1	$3,009.2

Liabilities and Stockholders’ Equity
Current portion of long-term debt	$6.1	$6.2
Accounts payable	100.5	112.3
Other current liabilities	94.2	121.8

Total current liabilities	200.8	240.3
Long-term debt	1,093.0	1,094.3
Deferred income taxes	308.9	307.3
Other noncurrent liabilities	63.3	56.3

Total liabilities	1,666.0	1,698.2

Commitments and contingencies (Note 11)
Common stock:
Series A	0.3	0.3
Series B	0.8	0.8
Additional paid-in capital	1,423.2	1,422.0
Accumulated deficit	(126.9)	(124.8)
Accumulated other comprehensive income	13.7	12.7

Total stockholders’ equity	1,311.1	1,311.0

Total liabilities and stockholders’ equity	$2,977.1	$3,009.2

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in millions, except per share amounts)

	Three months ended December 31,
	2007	2006
Net sales	$412.3	$411.9
Cost of sales	317.9	304.2

Gross profit	94.4	107.7

Operating expenses:
Selling, general and administrative	61.8	58.7
Restructuring charges	16.2	—

Total operating expenses	78.0	58.7

Income from operations	16.4	49.0
Interest expense, net	19.2	20.4

Income (loss) before income taxes	(2.8)	28.6
Income tax expense (benefit)	(1.2)	11.6

Net income (loss)	$(1.6)	$17.0

Basic and diluted net income (loss) per share	$(0.01)	$0.15

Weighed average shares outstanding:
Basic	114.9	114.7

Diluted	115.4	114.7

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE LOSS

THREE MONTHS ENDED DECEMBER 31, 2007

(UNAUDITED)

(in millions, except per share amount)

	Common stock	Additional paid-in capital	Accumulated deficit	Comprehensive loss	Accumulated other comprehensive income	Total
Balance at September 30, 2007	$1.1	$1,422.0	$(124.8)		$12.7	$1,311.0
Adjustment to adopt FASB Interpretation No. 48	—	—	(0.5)		—	(0.5)

Balance at October 1, 2007	1.1	1,422.0	(125.3)		12.7	1,310.5
Dividends declared, $0.0175 per share	—	(2.0)	—		—	(2.0)
Stock-based compensation	—	2.7	—		—	2.7
Stock issued under stock compensation plans	—	0.5	—		—	0.5
Comprehensive loss:
Net loss	—	—	(1.6)	$(1.6)	—	(1.6)
Other, net of tax:
Net unrealized loss on derivatives	—	—	—	(3.9)	(3.9)	(3.9)
Foreign currency translation adjustments	—	—	—	1.3	1.3	1.3
Decrease in minimum pension liability	—	—	—	3.6	3.6	3.6

Comprehensive loss				$(0.6)

Balance at December 31, 2007	$1.1	$1,423.2	$(126.9)		$13.7	$1,311.1

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in millions)

	Three months ended December 31,
	2007	2006
OPERATING ACTIVITIES:
Net income (loss)	$(1.6)	$17.0
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	16.2	17.3
Amortization of identifiable intangible assets	7.4	7.1
Restructuring charges	14.8	—
Stock-based compensation	2.7	2.5
Accretion on debt	—	2.7
Deferred income taxes	(0.4)	(1.8)
Other, net	(0.8)	(0.8)
Changes in assets and liabilities:
Receivables	65.0	72.2
Inventories	(12.7)	(38.0)
Other current assets and other noncurrent assets	(4.2)	(1.9)
Accounts payable, other current liabilities and other noncurrent liabilities	(30.5)	(52.4)

Net cash provided by operating activities	55.9	23.9

INVESTING ACTIVITIES:
Additions to property, plant and equipment	(16.8)	(20.0)
Proceeds from sale of property, plant and equipment	7.1	—

Net cash used in investing activities	(9.7)	(20.0)

FINANCING ACTIVITIES:
Decrease in outstanding checks	(5.4)	(10.0)
Payments of long-term debt	(1.4)	(2.2)
Proceeds from issuance of common stock	0.5	—
Dividends to stockholders	(2.0)	(2.0)

Net cash used in financing activities	(8.3)	(14.2)

Effect of exchange rates on cash	0.1	0.4

Net change in cash and cash equivalents	38.0	(9.9)
Cash and cash equivalents at beginning of period	98.9	81.4

Cash and cash equivalents at end of period	$136.9	$71.5

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

(UNAUDITED)

Note 1.	Organization and Basis of Presentation

Mueller Water Products, Inc., a Delaware corporation, together with its consolidated subsidiaries (the “Company”) completed an initial public offering of its Series A common stock (NYSE: MWA) on June 1, 2006. On December 14, 2006, Walter Industries, Inc. (“Walter Industries”) distributed all of the Company’s outstanding Series B common stock (NYSE: MWA.B) to Walter Industries’ stockholders (the “Spin-off”).

The Company operates in three business segments: Mueller Co., U.S. Pipe and Anvil. Mueller Co. manufactures and sells fire hydrants and various valves used in residential water and gas systems. U.S. Pipe manufactures and sells a broad line of ductile iron pressure pipe, restrained joint products, fittings and other products. Anvil manufactures and sells a variety of pipe fittings, couplings, pipe hangers, pipe nipples and related products. Management believes the Company’s segments have leading North American market positions in their principal product line(s). The results of operations for the three months ended December 31, 2007 for the U.S. Pipe segment include the results of Fast Fabricators, Inc. (“Fast Fabricators”), which was acquired in January 2007.

The accompanying condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States, which require management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses. Actual results could differ from those estimates. All significant intercompany balances and transactions have been eliminated. In the opinion of management, all normal and recurring adjustments that are considered necessary for a fair financial statement presentation have been made. The condensed balance sheet data as of September 30, 2007 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.

Note 2.	Related Party Transactions

Related Party Transactions — The Company purchases foundry coke from Sloss Industries, Inc., which was an affiliate until the Spin-off. Purchases from Sloss Industries, Inc. were $4.5 million for the three months ended December 31, 2006. Sloss Industries, Inc. also provides other services to the Company, including the delivery of electrical power to one of the Company’s facilities, rail car switching and the leasing of a distribution facility. Charges for such services were $0.3 million for the three months ended December 31, 2006.

Related Party Allocations — During the three months ended December 31, 2006, the Company charged $2.6 million to selling, general and administrative expenses pursuant to its relationship with Walter Industries. These expenses included allocations of costs incurred by Walter Industries on behalf of the Company, including stock-based compensation expense attributed to Walter Industries equity instruments held by Company employees. Subsequent to the Spin-off, allocations of expenses from Walter Industries to the Company ceased and all such equity instruments held by Company employees were cancelled.

Note 3.	Restructuring Charges

In November 2007, the Company announced its intention to close its U.S. Pipe segment’s ductile iron pipe manufacturing operations in Burlington, N.J., eliminating approximately 180 jobs. The Burlington facility will continue to be used as a full-service distribution center for customers in the Northeast. In connection with this action, the Company expects to incur total restructuring charges of approximately $19 million. These total estimated charges consist of approximately $15 million of asset impairments, $3 million of employee-related cash expenses and $1 million of other cash expenses. During the three months ended December 31, 2007, the Company recorded charges of $16.2 million, consisting of $14.8 million of asset impairments and $1.4 million of employee-related expenses. The remaining estimated restructuring charges are expected to be recorded over the balance of fiscal 2008.

Activity in accrued restructuring charges, a component of other current liabilities, for the three months ended December 31, 2007 is presented below (in millions):

Balance at September 30, 2007	$0.9
Accrued Burlington, N.J. employee-related expenses	1.4
Other, net	(0.2)

Balance at December 31, 2007	$2.1

Note 4.	Stock-Based Compensation Plans

During the three months ended December 31, 2007, the Company granted restricted stock units and stock options under its Mueller Water Products, Inc. Amended and Restated 2006 Stock Incentive Plan and instruments under its Mueller Water Products, Inc. 2006 Employee Stock Purchase Plan as follows (in millions, except per instrument amounts):

	Number of instruments	Weighted average fair value per instrument	Total compensation
Restricted stock units	0.4	$10.66	$4.5
Non-qualified stock options	0.9	3.84	3.6
Employee stock purchase plan instruments	0.1	3.11	0.1

	1.4		$8.2

As of December 31, 2007, there was approximately $22.1 million of unrecognized compensation expense related to non-vested stock-based compensation arrangements granted under these plans. The Company expensed $2.7 million and $2.5 million related to its stock-based compensation arrangements for the three months ended December 31, 2007 and 2006, respectively.

Note 5.	Borrowing Arrangements

The components of the Company’s long-term debt are presented below (in millions):

	December 31, 2007	September 30, 2007
2007 Credit Agreement:
Term A Loan	$141.6	$141.6
Term B Loan	530.7	532.1
2007 Senior Subordinated Notes	425.0	425.0
Other	1.8	1.8

	1,099.1	1,100.5
Less current portion	(6.1)	(6.2)

	$1,093.0	$1,094.3

2007 Credit Agreement — On May 24, 2007, the Company entered into a credit agreement (the “2007 Credit Agreement”) consisting of a $300 million senior secured revolving credit facility (the “Revolver”), a $150 million term loan (the “Term A Loan”), and a $565 million term loan (the “Term B Loan”). The 2007 Credit Agreement contains customary covenants and events of default, including covenants that limit the Company’s ability to incur debt, pay dividends and make investments. Management believes the Company was compliant with these covenants as of December 31, 2007 and expects to remain in compliance for the foreseeable future. Substantially all of the Company’s real and personal property has been pledged as collateral under the 2007 Credit Agreement.

The Revolver terminates in May 2012 and bears interest at a floating rate equal to LIBOR plus a margin ranging from 1.0% to 1.75% depending on the Company’s leverage ratio as defined in the 2007 Credit Agreement. The Company must also pay a commitment fee, which ranges from 0.2% to 0.5% depending on the Company’s leverage ratio, for any unused portion of the Revolver. There were no outstanding borrowings under the Revolver at December 31, 2007 or September 30, 2007.

The Term A Loan matures in May 2012 and bears interest at a floating rate equal to LIBOR plus a margin ranging from 1.0% to 1.75% depending on the Company’s leverage ratio as defined in the 2007 Credit Agreement. The principal balance at December 31, 2007 is scheduled to be repaid in quarterly payments of $3.5 million commencing September 2009 with the remaining balance paid at maturity.

The Term B Loan matures in May 2014 and bears interest at a floating rate equal to LIBOR plus a margin of 1.75%. The principal balance at December 31, 2007 is being repaid in quarterly payments of approximately $1.3 million with the remaining balance paid at maturity. Management estimates the fair value of the Term B Loan was $503.5 million at December 31, 2007.

2007 Senior Subordinated Notes — On May 24, 2007, the Company completed a private placement of $425.0 million principal face amount of 7 3/8% senior subordinated notes maturing June 1, 2017. The Company then exchanged these notes for notes registered with the Securities and Exchange Commission with substantially identical terms on October 1, 2007 (the “Notes”). Based on quoted market prices, the Notes had a fair value of $385.7 million at December 31, 2007.

The indenture securing the Notes contains customary covenants and events of default, including covenants that limit the Company’s ability to incur debt, pay dividends and make investments. Management believes the Company was compliant with these covenants as of December 31, 2007 and expects to remain in compliance. Substantially all of the Company’s domestic subsidiaries guarantee the Notes.

Note 6.	Derivative Financial Instruments

Interest Rate Swaps — The Company used interest rate swap contracts with a cumulative total notional amount of $325 million as of December 31, 2007 to hedge against cash flow variability arising from changes in LIBOR in conjunction with its LIBOR-indexed variable rate borrowings. These swaps were accounted for as effective hedges. During the three months ended December 31, 2007, the Company recorded an unrealized after-tax loss from these swap contracts of $3.9 million, which was reported as a component of accumulated other comprehensive income. These interest rate swaps had a liability fair value of $8.2 million at December 31, 2007, which was included in other noncurrent liabilities.

Forward Foreign Currency Exchange Contracts — The Company entered into Canadian dollar forward exchange contracts to reduce exposure to currency fluctuations from Canadian-denominated intercompany loans. These instruments had a cumulative notional amount of $27.2 million as of December 31, 2007. Gains and losses on these instruments were included in selling, general and administrative expenses. During the three months ended December 31, 2007, the Company recorded net losses of $0.4 million related to such contracts.

Natural Gas Swaps — The Company used natural gas swap contracts with a cumulative total notional amount of approximately 395,000 mmbtu as of December 31, 2007 to hedge against cash flow variability arising from changes in natural gas prices in conjunction with its anticipated purchases of natural gas. These swaps were accounted for as effective hedges. These natural gas swaps had a liability fair value of $0.2 million at December 31, 2007, which was included in other current liabilities.

Note 7.	Defined Benefit Pension Plans and Other Postretirement Benefit Plans

The components of net periodic benefit cost for defined benefit pension plans and postretirement benefit plans were as follows (in millions):

	Three months ended December 31,
	Pension benefits		Other benefits
	2007	2006	2007	2006
Components of net periodic benefit cost:
Service cost	$1.6	$1.6	$0.1	$0.1
Interest cost	5.3	5.1	0.3	0.3
Expected return on plan assets	(6.9)	(5.9)	—	—
Amortization of prior service cost	0.2	0.1	(0.6)	(0.6)
Amortization of net loss (gain)	0.1	0.5	(0.3)	(0.4)

	$0.3	$1.4	$(0.5)	$(0.6)

During the three months ended December 31, 2007, the Company amended the Mueller Water Products, Inc. Flexible Benefits Plan, a retiree medical coverage plan for U.S. Pipe employees, to eliminate the payment of benefits beyond age 65. This amendment decreased the Company’s liability for the plan by $8.8 million and resulted in an after-tax increase in accumulated other comprehensive income of $5.4 million. The Company also amended the Mueller Co. Retirement Plan for Employees at Selected Locations for employees at its Decatur, Illinois facility. This amendment provided additional employee benefits and as a result, the Company recorded a decrease in the funded status of the plan of $2.4 million and an after-tax decrease in accumulated other comprehensive income of $1.5 million.

The amortization of unrecognized prior year service cost, net of tax, is recorded as a component of accumulated other comprehensive income. During the three months ended December 31, 2007, the Company recorded a decrease to accumulated other comprehensive income of $0.3 million for this amortization.

During the three months ended December 31, 2007, the Company made no contributions to its defined benefit pension plans. The Company anticipates contributing approximately $8.4 million to its defined benefit pension plans and $1.6 million to its other postretirement benefit plans in fiscal 2008.

Note 8.	Supplementary Balance Sheet Information

The components of inventories, property, plant and equipment, and other current liabilities are presented below (in millions):

	December 31, 2007	September 30, 2007
Inventories:
Purchased materials and manufactured parts	$66.5	$67.4
Work in process	115.1	116.7
Finished goods	285.3	269.4

	$466.9	$453.5

Property, plant and equipment, net:
Land	$23.0	$28.6
Buildings	91.9	91.3
Machinery and equipment	555.5	556.3
Other	44.7	41.1

	715.1	717.3
Accumulated depreciation	(380.0)	(365.5)

	$335.1	$351.8

Other current liabilities:
Payroll and employee-related expenses	$28.8	$43.5
Cash discounts and rebates	25.1	22.6
Interest	7.6	15.5
Workers compensation	7.0	6.5
Taxes other than income taxes	4.3	6.4
Warranty claims	3.5	3.7
Income taxes	3.5	10.3
Restructuring charges	2.1	0.9
Severance	1.9	1.1
Other	10.4	11.3

	$94.2	$121.8

Note 9.	Income Taxes

The Company calculates its effective tax rate under the principles of Accounting Principles Board Opinion No. 28, which requires that an estimated annual effective tax rate be determined and applied to interim period pre-tax income. The effective income tax rate was 41.5% and 40.5% for the three months ended December 31, 2007 and 2006, respectively.

On October 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”). As a result of the adoption of FIN 48, the Company recorded a net increase of $1.0 million in the liability for unrecognized income tax benefits, a $0.5 million increase in the accumulated deficit and an increase of $0.5 million to goodwill. As of December 31, 2007, the gross liability for unrecognized income tax benefits was $11.0 million. If recognized, the gross liability for unrecognized tax benefits would decrease income tax provision and goodwill by $4.0 million and $7.0 million, respectively.

The Company recognizes interest related to uncertain tax positions as interest expense. As of December 31, 2007, the Company had approximately $2.0 million of accrued interest related to uncertain tax positions, of which $0.3 million was accrued during the three months ended December 31, 2007.

Tax years dating back to 1999 generally remain open to examination by various U.S. and foreign taxing authorities.

Note 10.	Segment Information

Segment assets consist primarily of receivables, inventories, property, plant and equipment, goodwill, and identifiable intangible assets. Summarized financial information for the Company’s segments is as follows (in millions):

	Three months ended December 31,
	2007	2006
Net sales, excluding intersegment sales:
Mueller Co.	$161.6	$162.1
U.S. Pipe	110.7	116.4
Anvil	140.0	133.4

	$412.3	$411.9

Intersegment sales:
Mueller Co.	$4.6	$5.0
U.S. Pipe	0.4	1.0
Anvil	0.2	0.2

	$5.2	$6.2

Income (loss) from operations:
Mueller Co.	$24.8	$35.7
U.S. Pipe	(15.3)	7.2
Anvil	15.9	13.0
Corporate	(9.0)	(6.9)

	$16.4	$49.0

Depreciation:
Mueller Co.	6.3	6.5
U.S. Pipe	5.7	5.5
Anvil	4.1	5.0
Corporate	0.1	0.3

	$16.2	$17.3

Amortization of identifiable intangible assets:
Mueller Co.	$6.3	$6.2
U.S. Pipe	0.2	—
Anvil	0.9	0.9

	$7.4	$7.1

Capital expenditures:
Mueller Co.	$4.4	$6.7
U.S. Pipe	9.1	7.8
Anvil	3.3	5.1
Corporate	—	0.4

	$16.8	$20.0

The U.S. Pipe loss from operations during the three months ended December 31, 2007 includes restructuring charges of $16.2 million.

Note 11.	Commitments and Contingencies

Income Tax Litigation — A dispute exists with regard to federal income taxes for fiscal years 1980 through 1994 and 1999 through 2001 allegedly owed by the Walter Industries consolidated group, which included the U.S. Pipe segment during these periods. According to Walter Industries’ Quarterly Report on Form 10-Q for the period ended September 30, 2007, Walter Industries management estimates that the amount of tax presently claimed by the Internal Revenue Service is approximately $34.0 million for issues currently in dispute in bankruptcy court for matters unrelated to the Company. This amount is subject to interest and penalties. In addition, the Internal Revenue Service has issued a Notice of Proposed Deficiency assessing additional tax of $82.2 million for the fiscal years ended May 31, 2000, December 31, 2000 and December 31, 2001. As a matter of law, the Company is jointly and severally liable for any final tax determination, which means in the event Walter Industries is unable to pay any amounts owed, the Company would be liable. Walter Industries disclosed in the above mentioned Form 10-Q that they believe their filing positions have substantial merit and that they intend to defend vigorously any claims asserted.

Environmental Matters — The Company is subject to a wide variety of laws and regulations concerning the protection of the environment, both with respect to the construction and operation of many of its plants and with respect to remediating environmental conditions that may exist at its own and other properties. The Company believes that it is in substantial compliance with federal, state and local environmental laws and regulations. The Company accrues for environmental expenses resulting from existing conditions that relate to past operations when the costs are probable and reasonably estimable.

In September 1987, the Company implemented an Administrative Consent Order (ACO) for its Burlington, N.J. plant that was required under the New Jersey Environmental Cleanup Responsibility Act (now known as the Industrial Site Recovery Act). The ACO required soil and ground water cleanup, and the Company has completed, and has received final approval on, the soil cleanup required by the ACO. U.S. Pipe is continuing to address ground water issues at this site. Further remediation could be required. These remediation costs are expected to be minimal. Long-term ground water monitoring will be required to verify natural attenuation. Management does not know how long ground water monitoring will be required and does not believe monitoring or further cleanup costs, if any, will have a material adverse effect on the consolidated financial condition or results of operations of the Company.

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

In the acquisition agreement pursuant to which the predecessor to, among others, Tyco International Ltd. (“Tyco”) sold the Company’s Mueller Co. and Anvil segments to the prior owners of these businesses in August 1999, Tyco agreed to indemnify the Company and its affiliates, among other things, for all “Excluded Liabilities”. Excluded Liabilities include, among other things, substantially all liabilities relating to prior to August 1999. The indemnity survives indefinitely and is not subject to any deductibles or caps. However, the Company may be responsible for these liabilities in the event that Tyco ever becomes financially unable to or otherwise fails to comply with, the terms of the indemnity. In addition, Tyco’s indemnity does not cover liabilities to the extent caused by the Company or the operation of its business after August 1999, nor does it cover liabilities arising with respect to businesses or sites acquired after August 1999.

Some of the Company’s subsidiaries have been named as defendants in a small number of asbestos-related lawsuits. Management does not believe that these lawsuits, either individually or in the aggregate, are material to the Company’s consolidated financial position or results of operations.

Other Litigation — The Company and its subsidiaries are parties to a number of other lawsuits arising in the ordinary course of their businesses, including product liability cases for products manufactured by the Company and third parties. Costs are provided for these matters when a loss is probable and the amount is reasonably estimable. The effect of the outcome of these matters on the Company’s future results of operations cannot be predicted with certainty as any such effect depends on future results of operations and the amount and timing of the resolution of such matters. While the results of litigation cannot be predicted with certainty, management believes that the final outcome of such other litigation is not likely to have a materially adverse effect on the Company’s consolidated financial position or results of operations.

Note 12.	Subsequent Events

On January 30, 2008, the Company declared a dividend of $0.0175 per share on the Company’s Series A and Series B common stock, payable on February 20, 2008 to stockholders of record at the close of business on February 11, 2008.

Note 13.	Noncash Investing and Financing Activities

During the three months ended December 31, 2007, the Company amended a retiree medical coverage plan within the U.S. Pipe segment and a defined benefit pension plan within the Mueller Co. segment. These amendments had the following impact on its condensed consolidated balance sheet (in millions):

Decrease in noncurrent pension assets	$(2.3)
Decrease in noncurrent pension liabilities	6.2
Increase in accumulated other comprehensive income	(3.9)

$—

On October 1, 2007, the Company adopted FIN 48, which had the following impact, including reclassifications, on its condensed consolidated balance sheet (in millions):

Increase in goodwill	$0.5
Increase in noncurrent taxes receivable	4.7
Decrease in current taxes payable	6.7
Increase in noncurrent taxes payable	(12.4)
Increase in accumulated deficit	0.5

$—

Note 14. Consolidating Guarantor and Non-Guarantor Financial Information

The following information is included as a result of the guarantee by certain of the Company’s wholly-owned U.S. subsidiaries, both direct and indirect, (the “Guarantor Companies”) of the Notes. None of the Company’s other subsidiaries guarantee the Notes. Each of the guarantees is joint and several and full and unconditional. The Guarantor Companies are as follows:

Name	State of incorporation or organization
Anvil 1, LLC	Delaware
Anvil 2, LLC	Delaware
Anvilstar, LLC	Delaware
Anvil International, LP	Delaware
Fast Fabricators, LLC	Delaware
Henry Pratt Company, LLC	Delaware
Henry Pratt International, LLC	Delaware
Hersey Meters Co., LLC	Delaware
Hunt Industries, LLC	Delaware
Hydro Gate, LLC	Delaware
James Jones Company, LLC	Delaware
J.B. Smith Mfg. Co., LLC	Delaware
MCO 1, LLC	Alabama
MCO 2, LLC	Alabama
Milliken Valve, LLC	Delaware
Mueller Co. Ltd.	Alabama
Mueller Financial Services, LLC	Delaware
Mueller Group, LLC	Delaware
Mueller International, Inc.	Delaware
Mueller International, L.L.C.	Delaware
Mueller International Finance, Inc.	Delaware
Mueller International Finance, L.L.C.	Delaware
Mueller Service California, Inc.	Delaware
Mueller Service Co., LLC	Delaware
United States Pipe and Foundry Company, LLC	Alabama

Condensed Consolidating Balance Sheet

December 31, 2007

(in millions)

	Issuer	Guarantor companies	Non-guarantor companies	Consolidating eliminations	Consolidated
Assets
Cash and cash equivalents	$127.1	$(3.3)	$13.1	$—	$136.9
Receivables, net	12.3	198.1	27.0	—	237.4
Inventories	—	406.1	60.8	—	466.9
Deferred income taxes	—	31.2	—	—	31.2
Other current assets	36.8	28.1	2.0	—	66.9

Total current assets	176.2	660.2	102.9	—	939.3
Property, plant and equipment, net	2.7	315.7	16.7	—	335.1
Identifiable intangible assets, net	—	811.9	—	—	811.9
Goodwill	—	871.1	—	—	871.1
Other noncurrent assets	16.7	0.8	2.2	—	19.7
Investment in subsidiaries	770.2	20.0	—	(790.2)	—

Total assets	$965.8	$2,679.7	$121.8	$(790.2)	$2,977.1

Liabilities and Stockholders’ Equity
Current portion of long-term debt	$5.3	$0.8	$—	$—	$6.1
Account payable	9.0	81.9	9.6	—	100.5
Other current liabilities	20.9	73.3	—	—	94.2

Total current liabilities	35.2	156.0	9.6	—	200.8
Intercompany accounts	(1,802.4)	1,710.2	92.2	—	—
Long-term debt	1,092.2	0.8	—	—	1,093.0
Deferred income taxes	308.9	—	—	—	308.9
Other noncurrent liabilities	20.8	42.5	—	—	63.3

Total liabilities	(345.3)	1,909.5	101.8	—	1,666.0
Stockholders’ equity	1,311.1	770.2	20.0	(790.2)	1,311.1

Total liabilities and stockholders’ equity	$965.8	$2,679.7	$121.8	$(790.2)	$2,977.1

Condensed Consolidating Statement of Operations

Three Months Ended December 31, 2007

(in millions)

	Issuer	Guarantor companies	Non-guarantor companies	Consolidating eliminations	Consolidated
Net sales	$—	$345.1	$67.2	$—	$412.3
Cost of sales	—	259.5	58.4	—	317.9

Gross profit	—	85.6	8.8	—	94.4
Selling, general and administrative	9.1	44.5	8.2	—	61.8
Restructuring charges	—	16.2	—	—	16.2

Operating income (loss)	(9.1)	24.9	0.6	—	16.4
Interest expense, net	19.2	—	—	—	19.2

Income (loss) before income tax expense (benefit)	(28.3)	24.9	0.6	—	(2.8)
Income tax expense (benefit)	(11.7)	10.3	0.2	—	(1.2)
Equity in income of subsidiaries	15.0	0.4	—	(15.4)	—

Net income (loss)	$(1.6)	$15.0	$0.4	$(15.4)	$(1.6)

Condensed Consolidating Statement of Cash Flows

Three Months Ended December 31, 2007

(in millions)

	Issuer	Guarantor companies	Non-guarantor companies	Consolidating eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$39.7	$19.7	$(3.5)	$—	$55.9

Investing activities:
Additions to property, plant and equipment	—	(16.0)	(0.8)	—	(16.8)
Proceeds from sale of property, plant and equipment	—	7.1	—	—	7.1

Net cash used in investing activities	—	(8.9)	(0.8)	—	(9.7)

Financing activities:
Decrease in outstanding checks	—	(5.4)	—	—	(5.4)
Payments of long-term debt	(1.3)	(0.1)	—	—	(1.4)
Proceeds from issuance of common stock	0.5	—	—	—	0.5
Dividends to stockholders	(2.0)	—	—	—	(2.0)

Net cash used in financing activities	(2.8)	(5.5)	—	—	(8.3)

Effect of exchange rates on cash	—	—	0.1	—	0.1

Net change in cash and cash equivalents	36.9	5.3	(4.2)	—	38.0
Cash and cash equivalents at beginning of period	90.2	(8.6)	17.3	—	98.9

Cash and cash equivalents at end of period	$127.1	$(3.3)	$13.1	$—	$136.9

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto that appear in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 and with the condensed consolidated financial statements that appear elsewhere in this report. This report contains certain statements that may be deemed “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). All statements, other than statements of historical fact, that address activities, events or developments that the Company’s management intends, expects, projects, believes or anticipates will or may occur in the future are forward-looking statements. Such statements are based upon certain assumptions and assessments made by management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. The forward-looking statements included in this report are also subject to a number of material risks and uncertainties, including but not limited to economic, competitive, governmental and technological factors affecting our operations, markets, products, services and prices, Such forward-looking statements are not guarantees of future performance, and actual results, developments and business decisions may differ from those envisaged by such forward-looking statements. Actual results and the timing of events may differ significantly from those projected in such forward-looking statements due to a number of factors, including those set forth in the section entitled “Risk Factors” in Item 1A of the Annual Report on Form 10-K and this Quarterly Report on Form 10-Q.

Mueller Water Products, Inc., a Delaware corporation, together with its consolidated subsidiaries (the “Company”) completed an initial public offering of its Series A common stock (NYSE: MWA) on June 1, 2006. On December 14, 2006, Walter Industries, Inc. (“Walter Industries”) distributed all of the Company’s outstanding Series B common stock (NYSE: MWA.B) to Walter Industries’ stockholders (the “Spin-off”).

The Company operates in three business segments: Mueller Co., U.S. Pipe and Anvil. Mueller Co. manufactures and sells fire hydrants and various valves used in residential water and gas systems. U.S. Pipe manufactures and sells a broad line of ductile iron pressure pipe, restrained joint products, fittings and other products. Anvil manufactures and sells a variety of pipe fittings, couplings, pipe hangers, pipe nipples and related products. Management believes the Company’s segments have leading North American market positions in their principal product line(s). The results of operations for the three months ended December 31, 2007 for the U.S. Pipe segment include the results of Fast Fabricators, Inc. (“Fast Fabricators”), which was acquired in January 2007.

In this report, each of the terms the “Company,” “we,” “us” or “our” refers to Mueller Water Products, Inc. and its subsidiaries, except where the context makes clear that the reference is only to Mueller Water Products, Inc. itself, and is not inclusive of its subsidiaries.

Except as otherwise noted, all financial and operating data has been presented on a fiscal year and fiscal quarter basis. The Company’s fiscal year ends on September 30, and its first fiscal quarter ends on December 31.

Business Developments and Trends

A significant portion of the Company’s net sales are directly related to residential construction, municipal water infrastructure and commercial construction activity in the United States. Residential construction activity has declined substantially. Annualized housing starts, as reported by the U.S. Census Bureau, were down 38% in December 2007 compared to December 2006, and down 15% compared to September 2007. The Company expects the downturn in residential construction to continue, and municipal water infrastructure spending to increase in order to address aging systems, but not to the extent residential construction activity is down.

In November 2007, the Company announced its intention to close the U.S. Pipe manufacturing operations in Burlington, N.J., eliminating approximately 180 jobs. The Burlington facility will continue to be used as a full-service distribution center for customers in the Northeast. In connection with closing the manufacturing operations, the Company expects to incur total restructuring charges of approximately $19 million. These total estimated charges consist of approximately $15 million of asset impairments, $3 million of employee-related cash expenses and $1 million of other cash expenses. During the three months ended December 31, 2007, the Company recorded charges of $16.2 million, consisting of $14.8 million of asset impairments and $1.4 million of employee-related expenses. The remaining estimated restructuring charges are expected to be recorded over the balance of fiscal 2008. Manufacturing activities at this location ceased near the end of January 2008. Management expects to realize annualized savings of $15 to $17 million as a result of this action. Excluding the restructuring charges, management expects to realize approximately $9 million of savings in fiscal 2008.

Construction of the U.S. Pipe segment’s automated iron pipe manufacturing facility continues on schedule and is expected to begin operations by the end of calendar 2008.

The Company experiences inflation related to purchases of raw materials and purchased components. The average costs of brass ingot and high grade scrap iron, components of Mueller Co. products, have increased by 7.5% and 15.9%, respectively, for the three months ended December 31, 2007 compared to the prior year period. The average cost of low grade scrap iron, a component of our U.S. Pipe products, increased 26.3% for the three months ended December 31, 2007 compared to the prior year period. These costs are expected to fluctuate based on marketplace demand and can be volatile. The Company has implemented sales price increases for these products in an effort to cover rising raw material costs. In certain market conditions, the full amount of any such increases may not be sustained.

The Company is dependent upon the construction industry, which is seasonal due to the impact of cold and wet weather conditions. Net sales and income from operations have historically been lowest, and our working capital needs have been highest, in the three month periods ending December 31 and March 31, when the northern United States and all of Canada generally experience weather that restricts significant construction activity. The Company builds working capital in anticipation of the peak construction season, during which time its working capital needs tend to be reduced.

Results of Operations

Three Months Ended December 31, 2007 Compared to the Three Months Ended December 31, 2006

(dollars in millions):

	Three months ended December 31, 2007
	Mueller Co.	U.S. Pipe	Anvil	Corporate	Total
Net sales	$161.6	$110.7	$140.0	$—	$412.3

Gross profit	$45.5	$10.6	$37.7	$0.6	$94.4
Selling, general and administrative expenses	20.7	9.7	21.8	9.6	61.8
Restructuring charges	—	16.2	—	—	16.2

Income (loss) from operations	$24.8	$(15.3)	$15.9	$(9.0)	16.4

Interest expense, net					19.2

Loss before income taxes					(2.8)
Income tax benefit					(1.2)

Net loss					$(1.6)

	Three months ended December 31, 2006
	Mueller Co.	U.S. Pipe	Anvil	Corporate	Total
Net sales	$162.1	$116.4	$133.4	$—	$411.9

Gross profit	$55.1	$16.8	$35.8	$—	$107.7
Selling, general and administrative expenses	19.4	9.6	22.8	6.9	58.7

Income (loss) from operations	$35.7	$7.2	$13.0	$(6.9)	49.0

Interest expense, net					20.4

Income before income taxes					28.6
Income tax expense					11.6

Net income					$17.0

Consolidated Analysis

Net sales for the three months ended December 31, 2007 were $412.3 million compared to $411.9 million in the prior year period. Net sales increased slightly year-over-year due to higher sales pricing in the Mueller Co. and Anvil segments, a favorable impact of Canadian currency exchange rates, and net sales from Fast Fabricators. Volume declined, principally caused by the continued downturn in residential construction-related demand. While the Company believes volume related to repair and replacement work in the municipal sector increased year-over-year, it did not offset the ongoing weakness in residential construction.

Gross profit for the three months ended December 31, 2007 was $94.4 million, a decrease of $13.3 million, compared to $107.7 million in the prior year period. Gross margin decreased to 22.9% for the three months ended December 31, 2007 compared to 26.1% in the prior year period. These decreases were attributable to higher raw material costs, which generally exceeded sales price increases, and lower production volumes. These declines in production volumes were associated with inventory reductions and lower shipments. These factors were partially mitigated by cost savings.

Selling, general, and administrative expenses for the three months ended December 31, 2007 and 2006 were $61.8 million and $58.7 million, respectively. The increase was primarily due to higher employee-related costs and professional fees associated with operating the Company on a stand-alone basis.

In November 2007, the Company announced its intention to close the U.S. Pipe manufacturing operations in Burlington, N.J., eliminating approximately 180 jobs. The Burlington facility will continue to be used as a full-service distribution center for customers in the Northeast. In connection with this action, the Company expects to incur total restructuring charges of approximately $19 million. This total estimated charge consists of $15 million of asset impairments, $3 million of employee-related cash expenses and $1 million of other cash expenses. During the three months ended December 31, 2007, the Company recorded charges of $16.2 million, consisting of $14.8 million of asset impairments and $1.4 million of employee-related expenses. The remaining estimated restructuring charges are expected to be recorded over the balance of fiscal 2008. Management expects to realize annualized savings of $15 to $17 million as a result of this action. Excluding the restructuring charges, management expects to realize approximately $9 million of savings in fiscal 2008.

There was an income tax benefit during the three months ended December 31, 2007 of $1.2 million compared to an expense of $11.6 million in the prior year period. The effective tax rate for the three months ended December 31, 2007 was 41.5% compared to 40.5% during the prior year period.

Segment Analysis

Mueller Co.

Net sales for the three months ended December 31, 2007 were $161.6 million compared $162.1 million in the prior year period. Volume declines of $7.6 million were partially offset by sales price increases of $7.1 million. Brass service products declined sharply as the sale of these products is directly impacted by residential construction. Unit shipment volumes for iron gate valves and hydrants were essentially flat.

Gross profit for the three months ended December 31, 2007 was $45.5 million, a decrease of $9.6 million, or 17.4% compared to $55.1 million in the prior year period. Gross margin decreased to 28.2% for the three months ended December 31, 2007 compared to 34.0% in the prior year period. Volume declines reduced gross profit by approximately $3.0 million. Higher sales pricing of $7.1 million more than offset a $5.6 million increase in the cost of raw materials and purchased components. Reduced production volumes resulted in higher per-unit allocations of fixed overhead costs. These higher per-unit costs reduced gross profit by approximately $9 million during the three months ended December 31, 2007. Approximately $5 million of these higher costs was caused by the inventory reduction plan and the remainder resulted from lower market demand.

Income from operations during the three months ended December 31, 2007 was $24.8 million, a decrease of $10.9 million compared to $35.7 million in the prior year period. This decline was primarily due to the gross profit decline discussed above.

U.S. Pipe

Net sales for the three months ended December 31, 2007 were $110.7 million, a decrease of $5.7 million, or 4.9% from $116.4 million in the prior year period. Lower ductile iron pipe shipments were partially offset by net sales from Fast Fabricators.

Gross profit for the three months ended December 31, 2007 was $10.6 million, a decrease of $6.2 million, or 36.9%, compared to $16.8 million in the prior year period. Gross margin decreased to 9.6% in the three months ended December 31, 2007 compared to 14.4% in the prior year period. This decline was caused by $9.9 million of higher raw material costs, lower shipment volumes of ductile iron pipe and a less favorable product mix.

The loss from operations for the three months ended December 31, 2007 was $15.3 million, a decrease of $22.5 million compared to income from operations of $7.2 million for the prior year period. The decrease was due to $16.2 million of restructuring charges related to the Burlington closure and the decline in gross profit discussed above.

Anvil

Net sales for the three months ended December 31, 2007 were $140.0 million, an increase of $6.6 million, or 4.9% from $133.4 million in the prior year period. This increase was driven primarily by the favorable impact of Canadian currency exchange rates and higher sales pricing.

Gross profit for the three months ended December 31, 2007 was $37.7 million, an increase of $1.9 million, or 5.3% compared to $35.8 million in the prior period. Gross margin was 26.9% in the three months ended December 31, 2007 compared to 26.8% in the prior year period.

Operating income for the three months ended December 31, 2007 was $15.9 million, an increase of $2.9 million or 22.3% compared to $13.0 million in the prior year period.

Corporate

Corporate expenses were $9.0 million during the three month period ended December 31, 2007 compared to $6.9 million during the prior year period. This increase was attributable to the higher costs of operating as a stand-alone company subsequent to the Spin-off.

Liquidity and Capital Resources

Cash and cash equivalents increased $38.0 million during the three months ended December 31, 2007 to a total of $136.9 million at December 31, 2007. Cash and cash equivalents activity is summarized below (in millions):

Balance at September 30, 2007	$98.9
Cash provided by operating activities	55.9
Cash used in investing activities	(9.7)
Cash used in financing activities	(8.3)
Effect of exchange rates on cash	0.1

Balance at December 31, 2007	$136.9

Operating activities — Net cash provided by operating activities was $55.9 million during the three months ended December 31, 2007 compared to $23.9 million during the prior year period. This improvement resulted mostly from changes in inventories and accounts payable and other liabilities, which were partially offset by changes in receivables and reduced operating results.

Inventories generally increase during the three months ending December 31 due to seasonal factors. Increased inventories used $12.7 million of cash during the three months ended December 31, 2007 compared to $38.0 million during the prior year period as a result of inventory reduction efforts and reduced production in response to weakness in the residential construction market.

Decreased accounts payable and other liabilities used $30.5 million of cash during the three months ended December 31, 2007 compared to $52.4 million during the prior year period. Most of this variance was due to accounts payable, which was influenced by the timing of disbursements and lower levels of inventory purchases.

Receivables generally decrease in the first three months of each fiscal year due to net sales in this quarter being less than net sales in the preceding quarter due to seasonal factors. Lower receivables generated $65.0 million of cash during the three months ended December 31, 2007 compared to $72.2 million during the prior year period. Lower receivables balances at the end of September 2007 compared to September 2006 caused approximately $20 million of reduced collections during the three months ended December 31, 2007 compared to the three months ended December 31, 2006. Collection of current year receivables was slightly more efficient than collections during the prior year period.

Cash flows from operating activities, excluding changes in assets and liabilities, were $38.3 million during the three months ended December 31, 2007 compared to $44.0 million during the prior year period. This decrease was due primarily to higher raw material and purchased component costs.

Investing activities — Net cash used in investing activities was $9.7 million during the three months ended December 31, 2007 compared to $20.0 million during the prior year period. Capital expenditures were $16.8 million during the three months ended December 31, 2007 compared to $20.0 million during the prior year period. Total capital expenditures were $88.3 million during fiscal 2007 and are estimated to be approximately $80 million for fiscal 2008. Recent capital expenditures have been for normal maintenance projects and the construction of an automated ductile iron pipe manufacturing facility by the Company’s U.S. Pipe segment. This facility is expected to be completed by the end of calendar 2008. Management believes the new facility will help improve manufacturing and cost effectiveness. Other investing activities during the three months ended December 31, 2007 included $7.1 million of proceeds from the sale of property, plant and equipment. There were no other investing activities during the three months ended December 31, 2006.

Financing activities — Net cash used in financing activities was $8.3 million during the three months ended December 31, 2007 compared to $14.2 million during the prior year period. The Company’s cash management practice is to fund checks written only when they are presented for payment. The change in outstanding checks is reported as a financing activity. The decrease in outstanding checks during the three months ended December 31, 2007 resulted in a $5.4 million use of cash compared to a $10.0 million use of cash during the prior year period. Other financing activities during the three months ended December 31, 2007 included dividends declared to stockholders ($2.0 million), debt payments ($1.4 million) and common stock transactions ($0.5 million). These activities were consistent with comparable transactions during the prior year period.

Existing borrowings at December 31, 2007 consisted of primarily $672.3 million under the 2007 Credit Agreement and $425.0 million of 2007 Senior Subordinated Notes, which mature in 2017. Interest and related fees are paid at least semi-annually on all borrowings. Borrowings under the 2007 Credit Agreement consisted of $141.6 million designated as Term A, which is scheduled to be repaid with quarterly principal payments of $3.5 million beginning September 2009 with the balance due in 2012, and $530.7 million designated as Term B, which is currently being repaid with quarterly principal payments of $1.3 million with the balance due in 2014. The 2007 Credit Agreement also includes a $300 million revolving line of credit against which there were no outstanding borrowings at December 31, 2007. The availability of this agreement is reduced by outstanding letters of credit, which were $37.9 million at December 31, 2007.

The 2007 Credit Agreement and/or the indenture securing the 2007 Senior Subordinated Notes contain mandatory prepayment provisions in the event of certain asset sales, restrict certain business activities, and require maintenance of certain financial ratios. The Company was compliant with applicable provisions of these debt instruments at December 31, 2007 and management anticipates maintaining such compliance for the foreseeable future.

There have been no recent changes to the Company’s credit ratings.

Management anticipates the Company’s availability under the revolving line of credit feature of the 2007 Credit Agreement, the existing balance of cash and cash equivalents at December 31, 2007, and cash flows from operating activities will be sufficient to meet the Company’s anticipated future operating expenses, capital expenditures, working capital investments, debt service obligations and other cash requirements in the normal course of business as they become due for at least the next twelve months. However, the Company’s ability to make scheduled payments of principal of, to pay interest on or to refinance its debt and satisfy its other debt obligations will depend on the Company’s future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond management’s control.

Off-Balance Sheet Arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not have any undisclosed borrowings or debt, and we have not entered into any derivative contracts (other than those described in “Item 3. Qualitative and Quantitative Disclosure About Market Risk”) or synthetic leases. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

The Company uses letters of credit and surety bonds in the ordinary course of business to ensure its performance of contractual obligations. As of December 31 2007, the Company had $17.6 million of surety bonds outstanding in addition to outstanding letters of credit.

Effect of Inflation; Seasonality

The Company experiences inflation related to purchases of raw materials and purchased components. The average costs of brass ingot and high grade scrap iron, components of Mueller Co. products, have increased by 7.5% and 15.9%, respectively, for the three months ended December 31, 2007 compared to the prior year period. The average cost of low grade scrap iron, a component of our U.S. Pipe products, increased 26.3% for the three months ended December 31, 2007 compared to the prior year period. These costs are expected to fluctuate based on marketplace demand and can be volatile. The Company has implemented sales price increases for these products in an effort to cover rising raw material costs. In certain market conditions, the full amount of any such increases may not be sustained.

Our business is dependent upon the construction industry, which is seasonal due to the impact of cold and wet weather conditions. Our net sales and income from operations have historically been lowest, and our working capital needs have been highest, in the three month periods ending December 31 and March 31, when the northern United States and all of Canada generally experience weather that restricts significant construction activity. The Company builds working capital in anticipation of the peak construction season, during which time its working capital needs tend to be reduced.

ITEM 3.	QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Swaps

The Company used interest rate swap contracts with a cumulative total notional amount of $325 million as of December 31, 2007 to hedge against cash flow variability arising from changes in LIBOR in conjunction with its LIBOR-indexed variable rate borrowings. These swaps were accounted for as effective hedges. During the three months ended December 31, 2007, the Company recorded an unrealized after-tax loss from these swap contracts of $3.9 million, which was reported as a component of accumulated other comprehensive income. These interest rate swaps had a liability fair value of $8.2 million at December 31, 2007, which was included in other noncurrent liabilities.

Forward Foreign Currency Exchange Contracts

The Company entered into Canadian dollar forward exchange contracts reducing exposure to currency fluctuations from Canadian-denominated intercompany loans. The instruments had a cumulative notional amount of $27.2 million as of December 31, 2007. Gains and losses on these instruments were included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. During the three months ended December 31, 2007, the Company recorded net losses of $0.4 million related to such contracts.

Natural Gas Swaps

The Company used natural gas swap contracts with a cumulative total notional amount of approximately 395,000 mmbtu as of December 31, 2007 to hedge against cash flow variability arising from changes in natural gas prices in conjunction with its anticipated purchases of natural gas. These swaps were accounted for as effective hedges. These natural gas swaps had a liability fair value of $0.2 million at December 31, 2007, which was included in other current liabilities.

ITEM 4.	CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the adequacy of the Company’s controls.

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s disclosure controls can prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. There are inherent limitations in all control systems, including the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of one or more persons. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and, while the Company’s disclosure controls and procedures are designed to be effective under circumstances where they should reasonably be expected to operate effectively, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in any control system, misstatements due to error or fraud may occur and not be detected.

As of the end of the period covered by this report, there was an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer along with the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon the foregoing, the Chief Executive Officer along with the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective at providing reasonable assurance that all material information relating to the Company required to be included in its Exchange Act reports is reported in a timely manner.

There have been no significant changes in the Company’s internal procedures that significantly affected, or are reasonably likely to affect, the Company’s disclosure controls during the three months ended December 31, 2007.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

Refer to the information provided in Note 11 to the notes to the condensed consolidated financial statements presented in Item 1 of Part I of this report.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2007, all of which could materially affect our business, financial condition or future results. These described risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended December 31, 2007, the Company repurchased shares of its Series A common stock as follows:

Period	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
October 1-31, 2007	—		$—	—	—
November 1-30, 2007	—		—	—	—
December 1-31, 2007	1,744	(1)	9.52	—	—

Total	1,744		$9.52	—	—

(1)	The total number of shares purchased consists of shares surrendered to the Company to pay the tax withholding obligations in connection with the vesting of restricted stock units issued to employees.

Item 4.	Submission of Matters to a Vote of Security Holders

The stockholders of the Company voted on four items at the Annual Meeting of Stockholders held on January 30, 2008:

1.	The election of ten directors to terms ending in 2009;

2.	Approval of the Mueller Water Products, Inc. Amended and Restated 2006 Stock Incentive Plan;

3.	Approval of the Mueller Water Products, Inc. Executive Incentive Plan; and

4.	Ratification of the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for fiscal 2008.

The voting results were as follows:

	Number of shares outstanding as of the record date	Total shares present in person or by proxy
Series A	29,051,147	24,593,214
Series B (eight votes per share)	85,844,920	65,146,187
Total votes	715,810,507	545,762,706

Except for Dr. Lydia W. Thomas, each of the directors listed below was reelected as a director of the Company. Dr. Thomas was elected as a new director of the Company. The nominees for director were elected based upon the following votes:

Director	For	Withheld
Donald N. Boyce	514,483,356	31,279,350
Howard L. Clark, Jr.	515,457,434	30,305,272
Gregory E. Hyland	515,357,727	30,404,979
Jerry W. Kolb	514,436,561	31,326,145
Joseph B. Leonard	515,474,297	30,286,409
Mark J. O’Brien	515,477,520	30,285,186
Bernard G. Rethore	514,485,907	31,276,799
Neil A. Springer	514,458,673	31,304,033
Lydia W. Thomas	541,909,199	3,853,507
Michael T. Tokarz	515,403,637	30,359,069

The proposal to approve the Mueller Water Products, Inc. Amended and Restated 2006 Stock Incentive Plan received the following votes:

397,499,421	Votes for approval
15,389,607	Votes against
6,014,966	Abstentions
126,858,712	Broker non-votes

The proposal to approve the Mueller Water Products, Inc. Executive Incentive Plan received the following votes:

527,596,375	Votes for approval
10,721,597	Votes against
7,444,734	Abstentions

The proposal to ratify the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for fiscal 2008 received the following votes:

544,152,851	Votes for approval
950,804	Votes against
659,051	Abstentions

Item 6.	Exhibits

(a) Exhibits

Exhibit No.	Document
10.5.1	Mueller Water Products, Inc. Amended and Restated 2006 Stock Incentive Plan

10.5.2	Form of Notice of Stock Option Grant

10.5.3	Form of Restricted Stock Unit Award Agreement

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MUELLER WATER PRODUCTS, INC.

Date: February 11, 2008	By:	/s/ EVAN L. HART
EVAN L. HART
Vice President and Controller