Form 10-Q
period 2008-03-31
Mueller Water Products, Inc.
filed 2008-05-12
CIK 1350593

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large Accelerated Filer ☒	Accelerated Filer ☐

Non-accelerated Filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

There were 115,132,252 shares of common stock of the Registrant outstanding as of April 30, 2008, comprised of 29,287,332 shares of Series A common stock and 85,844,920 shares of Series B common stock.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in millions)

	March 31, 2008	September 30, 2007
Assets:
Cash and cash equivalents	$119.6	$98.9
Receivables, net	270.7	302.1
Inventories	480.4	453.5
Deferred income taxes	34.3	29.2
Other current assets	58.5	66.3

Total current assets	963.5	950.0

Property, plant and equipment, net	339.8	351.8
Identifiable intangible assets	804.6	819.3
Goodwill	871.1	870.6
Other noncurrent assets	18.2	17.5

Total assets	$2,997.2	$3,009.2

Liabilities and stockholders’ equity:
Current portion of long-term debt	$6.1	$6.2
Accounts payable	124.8	112.3
Other current liabilities	84.7	121.8

Total current liabilities	215.6	240.3

Long-term debt	1,091.7	1,094.3
Deferred income taxes	304.5	307.3
Other noncurrent liabilities	80.3	56.3

Total liabilities	1,692.1	1,698.2

Commitments and contingencies

Common stock:
Series A	0.3	0.2
Series B	0.9	0.9
Additional paid-in capital	1,425.3	1,422.0
Accumulated deficit	(121.2)	(124.8)
Accumulated other comprehensive income	(0.2)	12.7

Total stockholders’ equity	1,305.1	1,311.0

Total liabilities and stockholders’ equity	$2,997.2	$3,009.2

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(in millions, except per share amounts)

	Three months ended March 31,		Six months ended March 31,
	2008	2007	2008	2007
Net sales	$421.6	$459.7	$833.9	$871.6
Cost of sales	322.8	341.9	640.7	646.1

Gross profit	98.8	117.8	193.2	225.5

Operating expenses:
Selling, general and administrative	69.3	64.9	131.1	123.6
Restructuring	1.5	—	17.7	—

Total operating expenses	70.8	64.9	148.8	123.6

Income from operations	28.0	52.9	44.4	101.9

Interest expense, net	18.1	21.1	37.3	41.5

Income before income taxes	9.9	31.8	7.1	60.4
Income taxes	4.2	13.9	3.0	25.5

Net income	$5.7	$17.9	$4.1	$34.9

Basic and diluted net income per share	$0.05	$0.16	$0.04	$0.30

Weighted average shares outstanding:
Basic	115.1	114.7	115.0	114.6

Diluted	115.4	114.7	115.4	114.7

Dividends declared per share	$0.0175	$0.0175	$0.0350	$0.0350

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED MARCH 31, 2008

(UNAUDITED)

(in millions)

	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total
Balance at September 30, 2007	$1.1	$1,422.0	$(124.8)	$12.7	$1,311.0
Adjustment to adopt FASB Interpretation No. 48	—	—	(0.5)	—	(0.5)

Balance at October 1, 2007	1.1	1,422.0	(125.3)	12.7	1,310.5

Net income	—	—	4.1	—	4.1
Dividends declared	—	(4.0)	—	—	(4.0)
Stock-based compensation	—	6.4	—	—	6.4
Stock issued under stock compensation plans	0.1	0.9	—	—	1.0
Net unrealized loss on derivatives	—	—	—	(9.7)	(9.7)
Foreign currency translation adjustments	—	—	—	(1.7)	(1.7)
Minimum pension liability	—	—	—	(1.5)	(1.5)

Balance at March 31, 2008	$1.2	$1,425.3	$(121.2)	$(0.2)	$1,305.1

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in millions)

	Six months ended March 31,
	2008	2007
Operating activities:
Net income	$4.1	$34.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	31.8	35.0
Amortization of identifiable intangible assets	14.7	14.5
Restructuring	14.8	—
Stock-based compensation	6.4	5.2
Accretion on debt	—	5.4
Deferred income taxes	(0.9)	6.6
Other, net	1.8	3.9
Changes in assets and liabilities:
Receivables	30.5	53.1
Inventories	(28.9)	(50.8)
Other current assets and other noncurrent assets	3.8	(1.5)
Accounts payable, other current liabilities and other noncurrent liabilities	(17.4)	(49.6)

Net cash provided by operating activities	60.7	56.7

Investing activities:
Capital expenditures	(37.3)	(42.5)
Acquisition of business, net of cash acquired	—	(22.5)
Proceeds from sales of property, plant and equipment	7.2	—

Net cash used in investing activities	(30.1)	(65.0)

Financing activities:
Increase (decrease) in outstanding checks	(4.1)	3.9
Payments of long-term debt	(2.6)	(4.3)
Proceeds from issuance of common stock	1.0	—
Dividends to stockholders	(4.0)	(4.0)

Net cash used in financing activities	(9.7)	(4.4)

Effect of currency exchange rate changes on cash	(0.2)	0.5

Net change in cash and cash equivalents	20.7	(12.2)
Cash and cash equivalents at beginning of period	98.9	81.4

Cash and cash equivalents at end of period	$119.6	$69.2

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

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

The Company operates in three business segments: Mueller Co., U.S. Pipe and Anvil. Mueller Co. manufactures and sells fire hydrants and valves used in residential water and gas systems. U.S. Pipe manufactures and sells a broad line of ductile iron pipe, restrained joint products, fittings and other products. Anvil manufactures and sells a variety of pipe fittings, couplings, pipe hangers, pipe nipples and related products.

Fast Fabricators, Inc. (“Fast Fabricators”) was acquired in January 2007 and is included in the Company’s results of operations beginning with January 2007. Fast Fabricators is reported as part of the U.S. Pipe segment.

The accompanying condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States, which require management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses. Actual results could differ from those estimates. All significant intercompany balances and transactions have been eliminated. In the opinion of management, all normal and recurring adjustments that are considered necessary for a fair financial statement presentation have been made. The condensed balance sheet data as of September 30, 2007 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. Certain reclassifications were made to September 30, 2007 balances to be consistent with the current presentation.

Note 2. Related Party Transactions

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

Note 3. Restructuring Activities

In November 2007, the Company announced its intention to close U.S. Pipe’s ductile iron pipe manufacturing operations in Burlington, N.J., eliminating approximately 180 jobs. These manufacturing operations ceased near the end of January 2008. This facility continues to be used as a full-service distribution center for customers in the Northeast. In connection with this action, the Company expects to incur total restructuring charges of approximately $19 million. These total estimated charges consist of approximately $15 million of asset impairment charges and $4 million of employee-related and other charges. During the three months and six months ended March 31, 2008, the Company recorded charges of $1.5 million and $17.7 million, respectively. Total restructuring charges recorded to date consisted of $14.8 million of asset impairment charges and $2.9 million of employee-related and other charges. The remaining estimated restructuring charges are expected to be recorded over the remainder of fiscal 2008.

Activity in accrued restructuring, a component of other current liabilities, for the three months and six months ended March 31, 2008 is presented below (in millions):

	Period ended March 31, 2008
	Three months	Six months
Beginning balance	$2.1	$0.9
Burlington activity:
Accruals	1.5	2.9
Payments	(1.6)	(1.6)
Other payments	(0.4)	(0.6)

Ending balance	$1.6	$1.6

Note 4. Stock-Based Compensation Plans

During the three months and six months ended March 31, 2008, the Company granted restricted stock units and stock options under its Mueller Water Products, Inc. Amended and Restated 2006 Stock Incentive Plan and instruments under its Mueller Water Products, Inc. 2006 Employee Stock Purchase Plan as follows (in millions, except per instrument amounts):

	Number of instruments	Weighted average fair value per instrument	Total compensation
Three months ended December 31, 2007:
Restricted stock units	0.4	$10.66	$4.5
Non-qualified stock options	0.9	3.84	3.6
Employee stock purchase plan instruments	0.1	3.11	0.1
Three months ended March 31, 2008:
Restricted stock units	0.1	7.98	0.3
Non-qualified stock options	0.1	2.89	0.3
Employee stock purchase plan instruments	0.0	2.59	0.2

	1.6		$9.0

As of March 31, 2008, there was approximately $19.5 million of unrecognized compensation expense related to non-vested stock-based compensation arrangements granted under these plans. The Company expensed $3.7 million and $2.7 million related to its stock-based compensation arrangements for the three months ended March 31, 2008 and 2007, respectively. The Company expensed $6.4 million and $5.2 million related to its stock-based compensation arrangements for the six months ended March 31, 2008 and 2007, respectively.

Note 5. Borrowing Arrangements

The components of long-term debt are presented below (in millions):

	March 31, 2008	September 30, 2007
2007 Credit Agreement:
Term A Loan	$141.6	$141.6
Term B Loan	529.4	532.1
2007 Senior Subordinated Notes	425.0	425.0
Other	1.8	1.8

	1,097.8	1,100.5
Less current portion	(6.1)	(6.2)

	$1,091.7	$1,094.3

2007 Credit Agreement — On May 24, 2007, the Company entered into a credit agreement (the “2007 Credit Agreement”) consisting of a $300 million senior secured revolving credit facility (the “Revolver”), a $150 million term loan (the “Term A Loan”), and a $565 million term loan (the “Term B Loan”). The 2007 Credit Agreement contains customary covenants and events of default, including covenants that limit the Company’s ability to incur debt, pay dividends and make investments. Management believes the Company was compliant with these covenants as of March 31, 2008 and expects to remain in compliance for the foreseeable future. Substantially all of the Company’s real and personal property has been pledged as collateral under the 2007 Credit Agreement.

The Revolver terminates in May 2012 and bears interest at a floating rate equal to LIBOR plus a margin ranging from 1.0% to 1.75% depending on the Company’s leverage ratio as defined in the 2007 Credit Agreement. The Company also pays a commitment fee, which ranges from 0.2% to 0.5% (currently 0.375%) depending on the Company’s leverage ratio, for any unused portion of the Revolver. There were no outstanding borrowings under the Revolver at March 31, 2008 or September 30, 2007.

The Term A Loan matures in May 2012 and bears interest at a floating rate equal to LIBOR plus a margin ranging from 1.0% to 1.75% (currently 1.5%) depending on the Company’s leverage ratio as defined in the 2007 Credit Agreement. The principal balance is scheduled to be repaid in quarterly payments of $3.5 million commencing September 2009 with the remaining balance paid at maturity.

The Term B Loan matures in May 2014 and bears interest at a floating rate equal to LIBOR plus a margin of 1.75%. The principal balance is being repaid in quarterly payments of approximately $1.3 million with the remaining balance paid at maturity. Management estimates the fair value of the Term B Loan was $483.7 million at March 31, 2008.

2007 Senior Subordinated Notes — On May 24, 2007, the Company completed a private placement of $425.0 million principal face amount of 7 3/8% senior subordinated notes maturing June 1, 2017. The Company then exchanged these notes for notes registered with the Securities and Exchange Commission with substantially identical terms on October 1, 2007 (the “Notes”). Based on quoted market prices, the Notes had a fair value of $366.6 million at March 31, 2008.

The indenture securing the Notes contains customary covenants and events of default, including covenants that limit the Company’s ability to incur debt, pay dividends and make investments. Management believes the Company was compliant with these covenants as of March 31, 2008 and expects to remain in compliance for the foreseeable future. Substantially all of the Company’s domestic subsidiaries guarantee the Notes.

Note 6. Derivative Financial Instruments

Interest Rate Swap Contracts — The Company used interest rate swap contracts with a cumulative total notional amount of $325 million as of March 31, 2008 to hedge against cash flow variability arising from changes in LIBOR in conjunction with its LIBOR-indexed variable rate borrowings. These swap contracts were accounted for as effective hedges. During the three months and six months ended March 31, 2008, the Company recorded unrealized after-tax losses from these swap contracts of $6.2 million and $10.1 million, respectively, which were reported as a component of accumulated other comprehensive income. These swap contracts had a liability fair value of $18.5 million at March 31, 2008, which was included in other noncurrent liabilities. There was no ineffectiveness related to these swap contracts for the three months and six months ended March 31, 2008.

Forward Foreign Currency Exchange Contracts — The Company entered into Canadian dollar forward exchange contracts to reduce exposure to currency fluctuations from Canadian-denominated intercompany loans. These contracts were not accounted for as hedges, and had a cumulative notional amount of $27.2 million as of March 31, 2008. Gains and losses on these contracts were included in selling, general and administrative expenses. During the three months and six months ended March 31, 2008, the Company recorded net losses of $1.1 million and $1.5 million, respectively, related to such contracts.

Natural Gas Swap Contracts — The Company used natural gas swap contracts with a cumulative total notional amount of 224,000 mmbtu as of March 31, 2008 to hedge against cash flow variability arising from changes in natural gas prices in conjunction with its anticipated purchases of natural gas. These swap contracts were accounted for as effective hedges. These swap contracts had an asset fair value of $0.4 million at March 31, 2008. During the three months ended March 31, 2008, the Company recorded an unrealized after-tax gain from these swap contracts of $0.4 million, which was reported as a component of accumulated other comprehensive income. Hedge ineffectiveness related to these swap contracts was immaterial for the three months and six months ended March 31, 2008.

Note 7. Defined Benefit Pension Plans and Other Postretirement Benefit Plans

The components of net periodic cost (benefit) for defined benefit pension plans and other postretirement benefit plans were as follows (in millions):

	Defined benefit pension plans
	Three months ended March 31,		Six months ended March 31,
	2008	2007	2008	2007
Service cost	$1.1	$1.6	$2.7	$3.2
Interest cost	5.3	5.1	10.6	10.2
Expected return on plan assets	(6.8)	(5.9)	(13.7)	(11.8)
Amortization of prior service cost	0.2	0.1	0.4	0.2
Amortization of net loss	0.2	0.5	0.3	1.0
Loss due to settlement or curtailment	1.4	—	1.4	—
Other	0.1	—	0.1	—

Net periodic cost	$1.5	$1.4	$1.8	$2.8

	Other postretirement benefit plans
	Three months ended March 31,		Six months ended March 31,
	2008	2007	2008	2007
Service cost	$—	$0.1	$0.1	$0.2
Interest cost	0.1	0.3	0.4	0.6
Amortization of prior service credit	(0.8)	(0.6)	(1.4)	(1.2)
Amortization of net gain	(0.2)	(0.4)	(0.5)	(0.8)
Gain due to settlement or curtailment	(0.8)	—	(0.8)	—

Net periodic benefit	$(1.7)	$(0.6)	$(2.2)	$(1.2)

During the three months ended March 31, 2008, the Company’s actuary revised its analysis to account for the shutdown of manufacturing operations at U.S. Pipe’s Burlington facility. The revised analysis resulted in a decrease in the funded status of the plan of $7.7 million and an after-tax decrease in accumulated other comprehensive income of $4.6 million. The Company recorded pension plan curtailment expense of $1.2 million, partially offset by an other postretirement benefit plan curtailment gain of $0.8 million, which were included in restructuring charges for the three months ended March 31, 2008.

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

The amortization of unrecognized prior year service cost, net of tax, is recorded as a component of accumulated other comprehensive income. During the six months ended March 31, 2008, the Company recorded a decrease to accumulated other comprehensive income of $0.8 million for this amortization.

During the six months ended March 31, 2008, the Company made no contributions to its defined benefit pension plans. Governmental regulations establish minimum funding requirements for these pension plans. The evaluation of the minimum funding requirements for these plans for fiscal 2008 will not be completed until later in the fiscal year. At this time, management estimates fiscal 2008 minimum funding requirements to be within the range of $6 million to $12 million, and in April 2008, the Company made a contribution of $5.6 million to these pension plans. The Company may contribute amounts above the minimum requirements if management deems such contributions appropriate. In addition, the Company anticipates contributing approximately $1.6 million to its other postretirement benefit plans in fiscal 2008.

Note 8. Supplementary Balance Sheet Information

The components of inventories, property, plant and equipment and other current liabilities are presented below (in millions):

	March 31, 2008	September 30, 2007
Inventories:
Purchased materials and manufactured parts	$69.8	$67.4
Work in process	110.5	116.7
Finished goods	300.1	269.4

	$480.4	$453.5

Property, plant and equipment, net:
Land	$23.0	$28.6
Buildings	92.8	91.3
Machinery and equipment	563.2	556.3
Other	54.3	41.1

	733.3	717.3
Accumulated depreciation	(393.5)	(365.5)

	$339.8	$351.8

Other current liabilities:
Payroll and benefits	$32.4	$43.5
Cash discounts and rebates	10.0	22.6
Interest	14.9	15.5
Workers compensation	6.8	6.5
Taxes other than income taxes	3.9	6.4
Warranty claims	3.2	3.7
Income taxes	—	10.3
Restructuring	1.6	0.9
Severance	1.6	1.1
Other	10.3	11.3

	$84.7	$121.8

Note 9. Income Taxes

The Company calculates its effective tax rate under the principles of Accounting Principles Board Opinion No. 28, Interim Financial Reporting, which requires that an estimated annual effective tax rate be determined and applied to interim period pre-tax income. The effective income tax rates were 42.3% and 42.2% for the six months ended March 31, 2008 and 2007, respectively.

On October 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”). As a result of the adoption of FIN 48, the Company recorded a net increase of $1.0 million in the liability for unrecognized income tax benefits, a $0.5 million increase in the accumulated deficit and an increase of $0.5 million to goodwill. As of March 31, 2008, the liability for unrecognized income tax benefits was $11.0 million. If recognized, the liability for unrecognized tax benefits would decrease income tax provision and goodwill by $4.0 million and $7.0 million, respectively.

The Company recognizes interest related to uncertain tax positions as interest expense. As of March 31, 2008, the Company had approximately $2.0 million of accrued interest related to uncertain tax positions, of which $0.3 million and $0.6 million were accrued during the three months and six months ended March 31, 2008, respectively.

Tax years dating back to 1999 generally remain open to examination by various U.S. and foreign taxing authorities.

Note 10. Comprehensive Income (Loss)

	Three months ended March 31,		Six months ended March 31,
	2008	2007	2008	2007
	(in millions)
Net income	$5.7	$17.9	$4.1	$34.9
Adjustments, net of tax:
Net unrealized loss on derivatives	(5.8)	(0.8)	(9.7)	(0.8)
Foreign currency translation adjustments	(3.0)	1.4	(1.7)	(1.2)
Minimum pension liability	(5.1)	—	(1.5)	—

Comprehensive income (loss)	$(8.2)	$18.5	$(8.8)	$32.9

Note 11. Segment Information

Segment assets consist primarily of receivables, inventories, property, plant and equipment, goodwill, and identifiable intangible assets. Summarized financial information for the Company’s segments is as follows (in millions):

	Three months ended March 31,		Six months ended March 31,
	2008	2007	2008	2007
Net sales, excluding intersegment sales:
Mueller Co.	$168.9	$195.9	$330.5	$358.0
U.S. Pipe	114.2	129.7	224.9	246.1
Anvil	138.5	134.1	278.5	267.5

	$421.6	$459.7	$833.9	$871.6

Intersegment sales:
Mueller Co.	$4.8	$4.4	$9.4	$9.4
U.S. Pipe	0.8	3.6	1.2	4.6
Anvil	0.2	0.2	0.4	0.4

	$5.8	$8.2	$11.0	$14.4

Income (loss) from operations:
Mueller Co.	$27.4	$42.8	$52.2	$78.5
U.S. Pipe	(2.8)	6.8	(18.1)	14.0
Anvil	12.9	13.6	28.8	26.6
Corporate	(9.5)	(10.3)	(18.5)	(17.2)

	$28.0	$52.9	$44.4	$101.9

Depreciation:
Mueller Co.	$6.1	$6.7	$12.4	$13.2
U.S. Pipe	5.1	5.9	10.8	11.4
Anvil	4.2	4.9	8.3	9.9
Corporate	0.2	0.2	0.3	0.5

	$15.6	$17.7	$31.8	$35.0

Amortization of identifiable intangible assets:
Mueller Co.	$6.2	$6.3	$12.5	$12.5
U.S. Pipe	0.3	0.3	0.5	0.3
Anvil	0.8	0.8	1.7	1.7

	$7.3	$7.4	$14.7	$14.5

Capital expenditures:
Mueller Co.	$4.4	$5.7	$8.8	$12.4
U.S. Pipe	13.9	12.1	23.0	19.9
Anvil	2.2	3.7	5.5	8.8
Corporate	—	1.0	—	1.4

	$20.5	$22.5	$37.3	$42.5

The U.S. Pipe loss from operations during the three months and six months ended March 31, 2008 included restructuring charges of $1.5 million and $17.7 million, respectively.

Note 12. Commitments and Contingencies

Income Tax Litigation — A dispute exists with regard to federal income taxes for fiscal years 1980 through 1994 and 1999 through 2001 allegedly owed by the Walter Industries consolidated group, which included the U.S. Pipe segment during these periods. According to Walter Industries’ Annual Report on Form 10-K for the year ended December 31, 2007, Walter Industries management estimates that the amount of tax presently claimed by the Internal Revenue Service is approximately $34.0 million for issues currently in dispute in bankruptcy court for matters unrelated to the Company. This amount is subject to interest and penalties. In addition, the Internal Revenue Service has issued a Notice of Proposed Deficiency assessing additional tax of $82.2 million for the fiscal years ended May 31, 2000, December 31, 2000 and December 31, 2001. As a matter of law, the Company is jointly and severally liable for any final tax determination, which means in the event Walter Industries is unable to pay any amounts owed, the Company would be liable. Walter Industries disclosed in the above mentioned Form 10-K that they believe their filing positions have substantial merit and that they intend to defend vigorously any claims asserted.

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

In January 2003, Solutia Inc. and Pharmacia Corporation (collectively “Solutia”) filed suit against U.S. Pipe and a number of co-defendant foundry-related companies in the U.S. District Court for the Northern District of Alabama for contribution and cost recovery allegedly incurred and to be incurred by Solutia in performing remediation of polychlorinated biphenyls (“PCBs”) and heavy metals in Anniston, Alabama, pursuant to a partial consent decree with the United States Environmental Protection Agency (“EPA”). U.S. Pipe and certain co-defendants subsequently reached a settlement with EPA concerning their liability for certain contamination in and around Anniston, which was memorialized in an Administrative Agreement and Order on Consent (“AOC”) that became effective in January 2006. U.S. Pipe has reached a cash-out settlement agreement whereby Phelps Dodge Industries, a co-defendant and co-respondent on the AOC, has assumed U.S. Pipe’s obligation to perform the work required under the AOC.

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

U.S. Pipe and a number of co-defendant foundry-related companies were named in a putative civil class action case originally filed in April 2005 in the Circuit Court of Calhoun County, Alabama, and removed by defendants to the U.S. District Court for the Northern District of Alabama under the Class Action Fairness Act. The putative plaintiffs in the case filed an amended complaint with the U.S. District Court in December 2006. The amended complaint alleged state law tort claims (negligence, failure to warn, wantonness, nuisance, trespass and outrage) arising from creation and disposal of “foundry sand” alleged to contain harmful levels of PCBs and other toxins, including arsenic, cadmium, chromium, lead and zinc. The plaintiffs originally sought damages for real and personal property and for other unspecified personal injury. On June 4, 2007, a Motion to Dismiss was granted to U.S. Pipe and certain co-defendants as to the claims for negligence, failure to warn, nuisance, trespass and outrage. The remainder of the complaint was dismissed with leave to file an amended complaint. On July 6, 2007, plaintiffs filed a second amended complaint, which dismissed prior claims relating to U.S. Pipe’s former 10th Street facility and no longer alleges personal injury claims. Plaintiffs filed a third amended complaint on July 27, 2007. U.S. Pipe and the other defendants have moved to dismiss the third amended complaint. Management believes that numerous procedural and substantive defenses are available. At present, management has no reasonable basis to form a view with respect to the probability of liability in this matter.

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

Some of the Company’s subsidiaries have been named as defendants in asbestos-related lawsuits. Management does not believe that these lawsuits, either individually or in the aggregate, are material to the Company’s consolidated financial position or results of operations.

Other Litigation — The Company and its subsidiaries are parties to a number of other lawsuits arising in the ordinary course of their businesses, including product liability cases for products manufactured by the Company and third parties. Costs are provided for these matters when a loss is probable and the amount is reasonably estimable. Defense costs are expensed as incurred. The effect of the outcome of these matters on the Company’s future results of operations cannot be predicted with certainty as any such effect depends on future results of operations and the amount and timing of the resolution of such matters. While the results of litigation cannot be predicted with certainty, management believes that the final outcome of such other litigation is not likely to have a materially adverse effect on the Company’s consolidated financial position or results of operations.

Note 13. Subsequent Events

On April 28, 2008, the Company declared a dividend of $0.0175 per share on the Company’s Series A and Series B common stock, payable on May 20, 2008 to stockholders of record at the close of business on May 9, 2008.

Note 14. Noncash Investing and Financing Activities and Supplemental Cash Flow Information

Noncash Investing and Financing Activities — During the six months ended March 31, 2008, the Company amended a retiree medical coverage plan within the U.S. Pipe segment and a defined benefit pension plan within the Mueller Co. segment. See Note 7. Effective October 1, 2007, the Company adopted the provisions of FIN 48. See Note 9. In January 2007, the Company acquired the assets of Fast Fabricators, a ductile iron pipe manufacturer headquartered in Bloomfield, Connecticut, for total consideration of $23.0 million in cash, net of cash acquired. This purchase price was subject to adjustment for an earnout provision based on calendar 2007 results, none of which was earned.

These transactions had the following noncash impacts on the Company’s condensed consolidated balance sheets (in millions):

	Six months ended March 31,
	2008	2007
Employee benefit plan amendments and Burlington curtailment:
Decrease in other noncurrent assets	$(2.3)	$—
Increase in other noncurrent liabilities	1.6	—
Decrease in accumulated other comprehensive income	0.7	—

	$—	$—

Adoption of FIN 48:
Increase in goodwill	$0.5	$—
Increase in other noncurrent assets	4.7	—
Decrease in other current liabilities	6.7	—
Increase in other noncurrent liabilities	(12.4)	—
Increase in accumulated deficit	0.5	—

	$—	$—

Acquisition of Fast Fabricators:
Increase in current assets	$—	$10.5
Increase in identifiable intangible assets	—	13.1
Increase in goodwill	—	0.5
Increase in property, plant and equipment	—	—
Increase in other noncurrent assets	—	1.8
Increase in current liabilities	—	(2.9)
Accrued purchase price adjustment	—	(0.5)
Purchase price paid, net of cash acquired	—	(22.5)

	$—	$—

Supplemental Cash Flow Information

	Six months ended March 31,
	2008	2007
Cash paid, net of cash received (in millions):
Interest	$38.1	$36.5
Income taxes	$(0.3)	$19.6

Note 15. Consolidating Guarantor and Non-Guarantor Financial Information

The following information is included as a result of the guarantee by certain of the Company’s wholly-owned U.S. subsidiaries, both direct and indirect (the “Guarantor Companies”), of the Notes. None of the Company’s other subsidiaries guarantee the Notes. Each of the guarantees is joint and several and full and unconditional. The Guarantor Companies are as follows:

Name	State of incorporation or organization
Anvil 1, LLC	Delaware
Anvil 2, LLC	Delaware
Anvilstar, LLC	Delaware
Anvil International, LP	Delaware
Fast Fabricators, LLC	Delaware
Henry Pratt Company, LLC	Delaware
Henry Pratt International, LLC	Delaware
Hersey Meters Co., LLC	Delaware
Hunt Industries, LLC	Delaware
Hydro Gate, LLC	Delaware
James Jones Company, LLC	Delaware
J.B. Smith Mfg. Co., LLC	Delaware
MCO 1, LLC	Alabama
MCO 2, LLC	Alabama
Milliken Valve, LLC	Delaware
Mueller Co. Ltd.	Alabama
Mueller Financial Services, LLC	Delaware
Mueller Group, LLC	Delaware
Mueller International, Inc.	Delaware
Mueller International, L.L.C.	Delaware
Mueller International Finance, Inc.	Delaware
Mueller International Finance, L.L.C.	Delaware
Mueller Service California, Inc.	Delaware
Mueller Service Co., LLC	Delaware
United States Pipe and Foundry Company, LLC	Alabama

Condensed Consolidating Balance Sheet

March 31, 2008

(in millions)

	Issuer	Guarantor companies	Non- guarantor companies	Consolidating eliminations	Consolidated
Assets:
Cash and cash equivalents	$117.9	$(6.8)	$8.5	$—	$119.6
Receivables, net	12.0	228.8	29.9	—	270.7
Inventories	—	415.7	64.7	—	480.4
Deferred income taxes	34.3	—	—	—	34.3
Other current assets	27.4	28.5	2.6	—	58.5

Total current assets	191.6	666.2	105.7	—	963.5

Property, plant and equipment, net	2.6	321.6	15.6	—	339.8
Identifiable intangible assets, net	—	804.6	—	—	804.6
Goodwill	—	871.1	—	—	871.1
Other noncurrent assets	15.3	0.8	2.1	—	18.2
Investment in subsidiaries	807.6	14.8	—	(822.4)	—

Total assets	$1,017.1	$2,679.1	$123.4	$(822.4)	$2,997.2

Liabilities and stockholders’ equity:
Current portion of long-term debt	$5.3	$0.8	$—	$—	$6.1
Accounts payable	10.4	102.7	11.7	—	124.8
Other current liabilities	26.3	58.4	—	—	84.7

Total current liabilities	42.0	161.9	11.7	—	215.6

Intercompany accounts	(1,756.5)	1,659.6	96.9	—	—
Long-term debt	1,090.9	0.8	—	—	1,091.7
Deferred income taxes	304.5	—	—	—	304.5
Other noncurrent liabilities	31.1	49.2	—	—	80.3

Total liabilities	(288.0)	1,871.5	108.6	—	1,692.1
Stockholders’ equity	1,305.1	807.6	14.8	(822.4)	1,305.1

Total liabilities and stockholders’ equity	$1,017.1	$2,679.1	$123.4	$(822.4)	$2,997.2

Condensed Consolidating Statement of Operations

Three Months Ended March 31, 2008

(in millions)

	Issuer	Guarantor companies	Non- guarantor companies	Consolidating eliminations	Consolidated
Net sales	$—	$360.9	$60.7	$—	$421.6
Cost of sales	—	269.1	53.7	—	322.8

Gross profit	—	91.8	7.0	—	98.8

Operating expenses:
Selling, general and administrative	9.1	51.0	9.2	—	69.3
Restructuring	—	1.5	—	—	1.5

Operating income (loss)	(9.1)	39.3	(2.2)	—	28.0

Interest expense (income), net	18.2	(0.1)	—	—	18.1

Income (loss) before income tax expense (benefit)	(27.3)	39.4	(2.2)	—	9.9
Income tax expense (benefit)	(11.4)	16.5	(0.9)	—	4.2
Equity in income (loss) of subsidiaries	21.6	(1.3)	—	(20.3)	—

Net income (loss)	$5.7	$21.6	$(1.3)	$(20.3)	$5.7

Condensed Consolidating Statement of Operations

Six Months Ended March 31, 2008

(in millions)

	Issuer	Guarantor companies	Non- guarantor companies	Consolidating eliminations	Consolidated
Net sales	$—	$706.0	$127.9	$—	$833.9
Cost of sales	—	528.6	112.1	—	640.7

Gross profit	—	177.4	15.8	—	193.2

Operating expenses:
Selling, general and administrative	18.2	95.5	17.4	—	131.1
Restructuring	—	17.7	—	—	17.7

Operating income (loss)	(18.2)	64.2	(1.6)	—	44.4

Interest expense (income), net	37.4	(0.1)	—	—	37.3

Income (loss) before income tax expense (benefit)	(55.6)	64.3	(1.6)	—	7.1
Income tax expense (benefit)	(23.1)	26.8	(0.7)	—	3.0
Equity in income (loss) of subsidiaries	36.6	(0.9)	—	(35.7)	—

Net income (loss)	$4.1	$36.6	$(0.9)	$(35.7)	$4.1

Condensed Consolidating Statement of Cash Flows

Six Months Ended March 31, 2008

(in millions)

	Issuer	Guarantor companies	Non- guarantor companies	Consolidating eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$33.3	$35.2	$(7.8)	$—	$60.7

Investing activities:
Capital expenditures	—	(36.5)	(0.8)	—	(37.3)
Proceeds from sales of property, plant and equipment	—	7.2	—	—	7.2

Net cash used in investing activities	—	(29.3)	(0.8)	—	(30.1)

Financing activities:
Increase (decrease) in outstanding checks	—	(4.1)	—	—	(4.1)
Payments of long-term debt	(2.6)	—	—	—	(2.6)
Proceeds from issuance of common stock	1.0	—	—	—	1.0
Dividends to stockholders	(4.0)	—	—	—	(4.0)

Net cash used in financing activities	(5.6)	(4.1)	—	—	(9.7)

Effect of currency exchange rate changes on cash	—	—	(0.2)	—	(0.2)

Net change in cash and cash equivalents	27.7	1.8	(8.8)	—	20.7
Cash and cash equivalents at beginning of period	90.2	(8.6)	17.3	—	98.9

Cash and cash equivalents at end of period	$117.9	$(6.8)	$8.5	$—	$119.6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto that appear in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 and with the condensed consolidated financial statements that appear elsewhere in this report. This report contains certain statements that may be deemed “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). All statements, other than statements of historical fact, that address activities, events or developments that the Company’s management intends, expects, projects, believes or anticipates will or may occur in the future are forward-looking statements. Such statements are based upon certain assumptions and assessments made by management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. The forward-looking statements included in this report are also subject to a number of material risks and uncertainties, including but not limited to economic, competitive, governmental and technological factors affecting our operations, markets, products, services and prices. Such forward-looking statements are not guarantees of future performance, and actual results and the timing of events may differ significantly from those projected in such forward-looking statements due to a number of factors, including those set forth in the section entitled “Risk Factors” in Item 1A of the Annual Report on Form 10-K and this Quarterly Report on Form 10-Q.

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

Fast Fabricators, Inc. (“Fast Fabricators”) was acquired in January 2007 and is included in the Company’s results of operations beginning with January 2007. Fast Fabricators is reported as part of the U.S. Pipe segment.

In this report, the “Company” refers to Mueller Water Products, Inc. and its subsidiaries, except where the context makes clear that the reference is only to Mueller Water Products, Inc. itself, and is not inclusive of its subsidiaries.

Except as otherwise noted, all financial and operating data has been presented on a fiscal year and fiscal quarter basis. The Company’s fiscal year ends on September 30, and its fiscal quarters end on December 31, March 31 and June 30.

Business Developments and Trends

A significant portion of the Company’s net sales is directly related to residential construction, municipal water infrastructure and commercial construction activity in the United States. Residential construction activity has declined substantially since the end of 2006. Annualized housing starts, as reported by the U.S. Census Bureau, were down 36.5% in March 2008 compared to March 2007 and down 20% compared to September 2007. The Company’s management expects the downturn in residential construction to continue. Further, management expects municipal water infrastructure spending to increase over time in order to address aging systems, but not to offset the current decline in residential construction activity.

In November 2007, the Company announced its intention to close U.S. Pipe’s manufacturing operations in Burlington, N. J., eliminating approximately 180 jobs. These manufacturing operations ceased near the end of January 2008. This facility continues to be used as a full-service distribution center for customers in the Northeast. In connection with closing the manufacturing operations, the Company expects to incur total restructuring charges of approximately $19 million. These total estimated charges consist of approximately $15 million of asset impairment charges and $4 million of employee-related and other charges. During the three months and six months ended March 31, 2008, the Company recorded charges of $1.5 million and $17.7 million, respectively. Total restructuring charges recorded to date consisted of $14.8 million of asset impairment charges and $2.9 million of employee-related and other charges. The remaining estimated restructuring charges are expected to be recorded over the remainder of fiscal 2008. Management expects the Company will realize annualized savings of $15 million to $17 million as a result of this action. Excluding the restructuring charges, management expects to realize approximately $9 million of savings in fiscal 2008.

Construction of U.S. Pipe’s automated iron pipe manufacturing facility continues on schedule and this facility is expected to begin startup operations by the end of calendar 2008.

The Company experiences inflation related to purchases of raw materials and purchased components. The average costs of brass ingot and high grade scrap iron, components of Mueller Co. products, have increased by 9.3% and 18.4%, respectively, for the six months ended March 31, 2008 compared to the prior year period. The average cost of low grade scrap iron, a component of U.S. Pipe products, increased 37.4% for the six months ended March 31, 2008 compared to the prior year period. These costs increased in April 2008 and could continue to increase based on marketplace demand and can be volatile.

The Company has implemented or announced a number of sales price increases across all of its businesses since January 2008 in an effort to cover rising raw material costs. In certain market conditions, the full amount of announced sales price increases may not be realized. There is generally a period of time between the date sales price changes are announced and the date they become effective for new orders. The extent of realizing these sales price increases could materially affect net sales, income from operations, net income and net cash provided by operating activities in the future.

The Company is dependent upon the construction industry, which is seasonal due to the impact of cold and wet weather conditions. Net sales and income from operations have historically been lowest, and working capital needs have been highest, in the three month periods ending December 31 and March 31, when the northern United States and all of Canada generally experience weather that restricts significant construction activity. The Company typically builds working capital in anticipation of the peak construction season, during which time its working capital needs tend to be reduced.

Results of Operations

Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007

	Three months ended March 31, 2008
	Mueller Co.	U.S. Pipe	Anvil	Corporate	Total
	(in millions)
Net sales	$168.9	$114.2	$138.5	$—	$421.6

Gross profit	$49.9	$9.3	$39.6	$—	$98.8
Operating expenses:
Selling, general and administrative	22.5	10.6	26.7	9.5	69.3
Restructuring	—	1.5	—	—	1.5

Total operating expenses	22.5	12.1	26.7	9.5	70.8

Income (loss) from operations	$27.4	$(2.8)	$12.9	$(9.5)	28.0

Interest expense, net					18.1

Income before income taxes					9.9
Income tax expense					4.2

Net income					$5.7

	Three months ended March 31, 2007
	Mueller Co.	U.S. Pipe	Anvil	Corporate	Total
	(in millions)
Net sales	$195.9	$129.7	$134.1	$—	$459.7

Gross profit	$63.0	$17.6	$37.2	$—	$117.8
Operating expenses:
Selling, general and administrative	20.2	10.8	23.6	10.3	64.9
Restructuring	—	—	—	—	—

Total operating expenses	20.2	10.8	23.6	10.3	64.9

Income (loss) from operations	$42.8	$6.8	$13.6	$(10.3)	52.9

Interest expense, net					21.1

Income before income taxes					31.8
Income tax expense					13.9

Net income					$17.9

Consolidated Analysis

Net sales for the three months ended March 31, 2008 were $421.6 million compared to $459.7 million in the prior year period. Net sales decreased $38.1 million, or 8%, year-over-year due to $51.8 million of lower shipment volumes, principally attributable to the continued difficulties associated with residential construction. This decrease was partially offset by $6.4 million of higher pricing and a $7.2 million favorable impact of Canadian currency exchange rates.

Gross profit for the three months ended March 31, 2008 was $98.8 million, a decrease of $19.0 million compared to $117.8 million in the prior year period. Gross margin decreased to 23.4% for the three months ended March 31, 2008 compared to 25.6% in the prior year period. Gross profit declined $16.8 million due to lower shipment volumes and $12.1 million due to higher raw material costs, which exceeded sales price increases. Cost reductions of $10.8 million offset the negative impact of $10.3 million of additional per unit overhead included in cost of sales resulting from reduced production levels.

Selling, general, and administrative expenses for the three months ended March 31, 2008 and 2007 were $69.3 million and $64.9 million, respectively. The increase was primarily due to an additional $1.1 million provision for doubtful accounts, higher ongoing administrative expenses largely associated with the separation of Anvil’s Canadian manufacturing and distribution operations and changes in Canadian currency exchange rates.

During the three months ended March 31, 2008, the Company recorded Burlington restructuring charges of $1.5 million for employee-related and other items.

Interest expense, net was $18.1 million for the three months ended March 31, 2008 compared to $21.1 million in the prior year period. The decrease was mostly attributable to lower interest rates, due to the debt refinancing that occurred in May 2007 and lower market rates on the Company’s variable rate borrowings, and higher levels of invested cash. Interest income was $1.0 million and $0.6 million for the three months ended March 31, 2008 and 2007, respectively.

Income tax expense during the three months ended March 31, 2008 was $4.2 million compared to $13.9 million in the prior year period. The effective tax rate for the three months ended March 31, 2008 was 42.4% compared to 43.7% during the prior year period.

Segment Analysis

Mueller Co. - Net sales for the three months ended March 31, 2008 were $168.9 million, a decrease of $27.0 million, or 14%, compared to $195.9 million in the prior year period. Net sales declined primarily due to reduced volume of $31.7 million, partially offset by higher pricing and favorable Canadian currency exchange rates. Shipment volumes of iron gate valves and hydrants declined 17.6% and brass service products declined 41.6% for the three months ended March 31, 2008 compared to the prior year period due to the soft market associated with the continued downturn in residential construction.

Gross profit for the three months ended March 31, 2008 was $49.9 million, a decrease of $13.1 million, or 21%, compared to $63.0 million in the prior year period. Gross margin decreased to 29.5% for the three months ended March 31, 2008 compared to 32.2% in the prior year period. Gross profit decreased $12.7 million due to reduced volume and $4.2 million due to higher raw material costs, partially offset by $2.8 million of higher sales pricing.

Income from operations during the three months ended March 31, 2008 was $27.4 million, a decrease of $15.4 million, compared to $42.8 million in the prior year period. This decline was due to the lower gross profit and $2.3 million of higher selling, general and administrative expenses. These higher expenses during the three months ended March 31, 2008 were primarily attributable to Canadian currency exchange rates, an additional provision for doubtful accounts and other administrative expenses.

U.S. Pipe - Net sales for the three months ended March 31, 2008 were $114.2 million, a decrease of $15.5 million, or 12%, compared to $129.7 million in the prior year period. Lower shipment volumes, as a result of weakness in residential demand, and a less favorable product mix caused $16.0 million of the decline. Slightly higher pricing only partially mitigated this decline.

Gross profit for the three months ended March 31, 2008 was $9.3 million, a decrease of $8.3 million, or 47%, compared to $17.6 million in the prior year period. Gross margin decreased to 8.1% in the three months ended March 31, 2008 compared to 13.6% in the prior year period. Gross profit was negatively affected during the three months ended March 31, 2008 by $7.5 million of higher raw material costs and $3.8 million due to lower shipment volumes. These factors were partially offset by cost savings of $6.3 million.

Loss from operations for the three months ended March 31, 2008 was $2.8 million, a decrease of $9.6 million, compared to income from operations of $6.8 million in the prior year period. The decrease was due to the decline in gross profit discussed above and $1.5 million of Burlington restructuring charges.

Anvil - Net sales for the three months ended March 31, 2008 were $138.5 million, an increase of $4.4 million, or 3%, compared to $134.1 million in the prior year period. This net sales increase was driven by a $5.4 million favorable impact of Canadian currency exchange rates and higher pricing, partially offset by volume declines.

Gross profit for the three months ended March 31, 2008 was $39.6 million, an increase of $2.4 million, or 6%, compared to $37.2 million in the prior year period. Gross margin was 28.6% in the three months ended March 31, 2008 compared to 27.7% in the prior year period. Gross profit increased in the three months ended March 31, 2008 due to $3.4 million of higher sales pricing, partially offset by reduced volume and higher raw material costs.

Income from operations for the three months ended March 31, 2008 was $12.9 million, a decrease of $0.7 million, or 5%, compared to $13.6 million in the prior year period. This decline was attributed to higher selling, general and administrative expenses of $26.7 million during the three months ended March 31, 2008 compared to $23.6 million in the prior year period. These higher expenses were caused primarily by Canadian currency exchange rates and higher ongoing administrative expenses associated with the separation of Canadian manufacturing and distribution operations.

Corporate - Corporate expenses were $9.5 million during the three months ended March 31, 2008 compared to $10.3 million during the prior year period. This decrease was attributable to miscellaneous administrative items.

Six Months Ended March 31, 2008 Compared to the Six Months Ended March 31, 2007

	Six months ended March 31, 2008
	Mueller Co.	U.S. Pipe	Anvil	Corporate	Total
	(in millions)
Net sales	$330.5	$224.9	$278.5	$—	$833.9

Gross profit	$95.4	$19.9	$77.3	$0.6	$193.2
Operating expenses:
Selling, general and administrative	43.2	20.3	48.5	19.1	131.1
Restructuring expenses	—	17.7	—	—	17.7

Total operating expenses	43.2	38.0	48.5	19.1	148.8

Income (loss) from operations	$52.2	$(18.1)	$28.8	$(18.5)	44.4

Interest expense, net					37.3

Income before income taxes					7.1
Income tax expense					3.0

Net income					$4.1

	Six months ended March 31, 2007
	Mueller Co.	U.S. Pipe	Anvil	Corporate	Total
	(in millions)
Net sales	$358.0	$246.1	$267.5	$—	$871.6

Gross profit	$118.1	$34.4	$73.0	$—	$225.5
Operating expenses:
Selling, general and administrative expenses	39.6	20.4	46.4	17.2	123.6
Restructuring	—	—	—	—	—

Total operating expenses	39.6	20.4	46.4	17.2	123.6

Income (loss) from operations	$78.5	$14.0	$26.6	$(17.2)	101.9

Interest expense, net					41.5

Income before income taxes					60.4
Income tax expense					25.5

Net income					$34.9

Consolidated Analysis

Net sales for the six months ended March 31, 2008 were $833.9 million, a decrease of $37.7 million, or 4%, compared to $871.6 million in the prior year period. Net sales decreased due to approximately $76 million of lower shipment volumes, principally caused by the continued difficulties associated with the residential construction markets. Lower volumes were partially offset by higher pricing, the favorable impact from Canadian currency exchange rates and the acquisition of Fast Fabricators.

Gross profit for the six months ended March 31, 2008 was $193.2 million, a decrease of $32.3 million, or 14%, compared to $225.5 million in the prior year period. Gross margin decreased to 23.2% for the six months ended March 31, 2008 compared to 25.9% in the prior year period. Gross profit declined approximately $24 million due to lower shipments and approximately $28 million due to higher raw material costs, which was partially offset by approximately $16 million of sales price increases. Cost reductions of approximately $29 million offset the negative impact of additional per unit overhead included in cost of sales resulting from reduced production levels. Other factors included the favorable impact from both Canadian currency exchange rates and the acquisition of Fast Fabricators.

Selling, general, and administrative expenses for the six months ended March 31, 2008 and 2007 were $131.1 million and $123.6 million, respectively. The increase was primarily due to higher employee-related costs and other expenses associated with operating the Company as a stand-alone publicly-traded company subsequent to the Spin-off, the unfavorable impact from Canadian currency exchange rates, higher ongoing administrative expenses associated with a separation of Anvil’s Canadian manufacturing and distribution operations and an additional $1.1 million provision for doubtful accounts.

During the six months ended March 31, 2008, the Company recorded Burlington restructuring charges of $17.7 million, consisting of $14.8 million of asset impairment charges and $2.9 million of employee-related and other charges. The remaining estimated restructuring charges are expected to be recorded over the remainder of fiscal 2008.

Interest expense, net was $37.3 million for the six months ended March 31, 2008 compared to $41.5 million in the prior year period. This decrease was mostly attributable to lower interest rates, due to the debt refinancing that occurred in May 2007 and lower market rates on the Company’s variable rate borrowings, and higher levels of invested cash. Interest income was $2.4 million and $1.8 million during the six months ended March 31, 2008 and 2007, respectively.

Income tax expense during the six months ended March 31, 2008 was $3.0 million compared to $25.5 million in the prior year period. The effective tax rate for the six months ended March 31, 2008 was 42.3% compared to 42.2% in the prior year period.

Segment Analysis

Mueller Co. - Net sales for the six months ended March 31, 2008 were $330.5 million, a decrease of $27.5 million, or 8%, compared to $358.0 million in the prior year period. Net sales declined primarily due to reduced shipment volumes of approximately $39 million, partially offset by higher pricing and the favorable impact of Canadian currency exchange rates.

Gross profit for the six months ended March 31, 2008 was $95.4 million, a decrease of $22.7 million, or 19%, compared to $118.1 million in the prior year period. Gross margin decreased to 28.9% for the six months ended March 31, 2008 compared to 33.0% in the prior year period. Gross profit declined approximately $16 million due to reduced volume, higher raw material costs of approximately $10 million and the negative impact of reduced production. These factors were partially offset by cost savings and higher sales pricing.

Income from operations during the six months ended March 31, 2008 was $52.2 million, a decrease of $26.3 million, or 34%, compared to $78.5 million in the prior year period. This decline was due to lower gross profit and higher selling, general and administrative expenses. These higher expenses were attributable to employee-related costs.

U.S. Pipe - Net sales for the six months ended March 31, 2008 were $224.9 million, a decrease of $21.2 million, or 9%, compared to $246.1 million in the prior year period. Lower shipment volumes as a result of overall weakness in residential demand and a less favorable product mix caused approximately $30 million of the decline, which was partially offset by net sales from Fast Fabricators.

Gross profit for the six months ended March 31, 2008 was $19.9 million, a decrease of $14.5 million, or 42%, compared to $34.4 million in the prior year period. Gross margin decreased to 8.8% in the six months ended March 31, 2008 compared to 14.0% in the prior year period. Gross profit declined approximately $17 million due to higher raw material costs and approximately $9 million due to lower shipments and a less favorable product mix. These factors were partially offset by cost savings.

Loss from operations for the six months ended March 31, 2008 was $18.1 million, a decrease of $32.1 million compared to income from operations of $14.0 million for the prior year period. The decrease was due to $17.7 million of Burlington restructuring charges and the decline in gross profit.

Anvil - Net sales for the six months ended March 31, 2008 were $278.5 million, an increase of $11.0 million, or 4%, compared to $267.5 million in the prior year period. This net sales increase was driven by approximately $10 million of favorable impact of Canadian currency exchange rates and approximately $7 million of higher pricing, partially offset by approximately $6 million of reduced volume.

Gross profit for the six months ended March 31, 2008 was $77.3 million, an increase of $4.3 million, or 6%, compared to $73.0 million in the prior year period. Gross margin was 27.8% for the six months ended March 31, 2008 compared to 27.3% in the prior year period. Gross profit increased primarily due to sales price increases, partially offset by the negative impact of additional per unit overhead included in cost of sales resulting from reduced production levels.

Operating income for the six months ended March 31, 2008 was $28.8 million, an increase of $2.2 million, or 8%, compared to $26.6 million in the prior year period. Operating income increased due to the increase in gross profit, partially offset by ongoing administrative costs largely associated with the separation of Canadian manufacturing and distribution operations.

Corporate - Corporate expenses were $19.1 million during the six months ended March 31, 2008 compared to $17.2 million during the prior year period, an increase of 11%. This increase was attributable to the higher costs of operating the Company as a stand-alone publicly-traded company subsequent to the Spin-off.

Liquidity and Capital Resources

Cash and cash equivalents increased $20.7 million during the six months ended March 31, 2008 to a total of $119.6 million at March 31, 2008. Cash and cash equivalents activity is summarized below (in millions):

Balance at September 30, 2007	$98.9
Cash provided by operating activities	60.7
Cash used in investing activities	(30.1)
Cash used in financing activities	(9.7)
Effect of exchange rate changes on cash	(0.2)

Balance at March 31, 2008	$119.6

Operating activities - Net cash provided by operating activities was $60.7 million during the six months ended March 31, 2008 compared to $56.7 million during the prior year period. This improvement resulted mostly from changes in inventories and accounts payable and other liabilities, which were partially offset by changes in receivables and reduced operating results.

Inventories generally increase during the six months ending March 31 due to seasonal factors. Raw material prices reflected in ending inventory were also notably higher at March 31, 2008 compared to March 31, 2007. Inventories increased $28.9 million during the six months ended March 31, 2008 due to cash activities compared to $50.8 million during the prior year period.

Accounts payable and other liabilities decreased $17.4 million during the six months ended March 31, 2008 due to cash activities compared to $49.6 million during the prior year period. Most of this variance was due to timing of accounts payable and lower levels of inventory purchases.

Receivables are generally higher at the end of the third and fourth quarters compared to the end of the first and second quarters of each fiscal year as a result of seasonal construction activity. Receivables decreased $30.5 million during the six months ended March 31, 2008 due to cash activities compared to $53.1 million during the prior year period.

Cash flows from operating activities, excluding changes in assets and liabilities, were $72.7 million during the six months ended March 31, 2008 compared to $105.5 million during the prior year period. This decrease was due primarily to lower sales volumes and higher raw material and purchased component costs.

Investing activities - Net cash used in investing activities was $30.1 million during the six months ended March 31, 2008 compared to $65.0 million during the prior year period. Capital expenditures were $37.3 million during the six months ended March 31, 2008 compared to $42.5 million during the prior year period. Total capital expenditures were $88.3 million during fiscal 2007 and are estimated to be within the range of approximately $75 million to $85 million for fiscal 2008. Recent capital expenditures have been for normal replacement and upgrade projects and the construction of an automated ductile iron pipe manufacturing facility by U.S. Pipe.

Other investing activities during the six months ended March 31, 2008 included $7.2 million of proceeds from the sale of property, plant and equipment. Other investing activities during the six months ended March 31, 2007 included $22.5 million for the acquisition of Fast Fabricators.

Financing activities - Net cash used in financing activities was $9.7 million during the six months ended March 31, 2008 compared to $4.4 million during the prior year period. The Company’s cash management practice is to fund checks written only when they are presented for payment. The change in outstanding checks is reported as a financing activity, and during the six months ended March 31, 2008 resulted in a $4.1 million use of cash compared to a $3.9 million source of cash in the prior year period. Other financing activities during the six months ended March 31, 2008 included dividends paid to stockholders of $4.0 million, debt payments of $2.6 million and proceeds from issuing common stock of $1.0 million. These activities were consistent with comparable transactions during the prior year period.

Existing borrowings at March 31, 2008 consisted of primarily $671.0 million under the 2007 Credit Agreement and $425.0 million of 2007 Senior Subordinated Notes, which mature in 2017. Interest and related fees are paid at least semi-annually on all borrowings. Borrowings under the 2007 Credit Agreement consisted of $141.6 million designated as Term A, which is scheduled to be repaid with quarterly principal payments of $3.5 million beginning September 2009 with the balance due in 2012, and $529.4 million designated as Term B, which is currently being repaid with quarterly principal payments of approximately $1.3 million with the balance due in 2014. The 2007 Credit Agreement also includes a $300 million revolving line of credit against which there were no outstanding borrowings at March 31, 2008. The availability under this agreement is reduced by outstanding letters of credit, which were $37.3 million at March 31, 2008.

The 2007 Credit Agreement and/or the indenture securing the 2007 Senior Subordinated Notes contain mandatory prepayment provisions in the event of certain asset sales, restrict certain business activities, and require maintenance of certain financial ratios. The Company was compliant with applicable provisions of these debt instruments at March 31, 2008 and management anticipates maintaining such compliance for the foreseeable future.

In February 2008, Moody’s changed its corporate outlook rating for the Company to “Stable” from “Positive”.

No contributions were made to the Company’s pension plans during the six months ended March 31, 2008. Governmental regulations establish minimum funding requirements for these pension plans. The evaluation of the minimum funding requirements for these plans for fiscal 2008 will not be completed until later in the fiscal year. At this time, management estimates fiscal 2008 minimum funding requirements to be within the range of $6 million to $12 million, and in April 2008, the Company made a contribution of $5.6 million to these pension plans. The Company may contribute amounts above the minimum requirements if management deems such contributions appropriate. In addition, the Company anticipates contributing approximately $1.6 million to its other postretirement benefit plans in fiscal 2008.

In the fourth quarter of fiscal 2007, the Company accrued $10.5 million with respect to certain state income tax matters for periods prior to 2006. The Company expects to pay a majority of this amount over the remainder of fiscal 2008.

Management anticipates the Company’s borrowing availability under the revolving line of credit feature of the 2007 Credit Agreement, the existing balance of cash and cash equivalents at March 31, 2008 and cash flows from operating activities will be sufficient to meet the Company’s anticipated future operating expenses, capital expenditures, working capital investments, debt service obligations and other cash requirements in the normal course of business as they become due for at least the next twelve months. However, the Company’s ability to make scheduled payments of principal of, to pay interest on or to refinance its debt and satisfy its other debt obligations will depend on the Company’s future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond management’s control.

Off-Balance Sheet Arrangements

The Company does not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance entities” or “special purpose entities”, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, there are no undisclosed borrowings or debt, any derivative contracts (other than those described in “Item 3. Qualitative and Quantitative Disclosure About Market Risk”) or synthetic leases. Therefore, the Company is not materially exposed to any financing, liquidity, market or credit risk that could arise if it had engaged in such relationships.

The Company uses letters of credit and surety bonds in the ordinary course of business to ensure its performance of contractual obligations. As of March 31, 2008, the Company had $18.5 million of surety bonds outstanding in addition to the $37.3 million of outstanding letters of credit.

Effect of Inflation; Seasonality

The Company experiences inflation related to purchases of raw materials and purchased components. The average costs of brass ingot and high grade scrap iron, components of Mueller Co. products, have increased by 9.3% and 18.4%, respectively, for the six months ended March 31, 2008 compared to the prior year period. The average cost of low grade scrap iron, a component of our U.S. Pipe products, increased 37.4% for the six months ended March 31, 2008 compared to the prior year period. These costs increased in April 2008 and could continue to increase based on marketplace demand and can be volatile. The Company has implemented sales price increases for these products in an effort to cover rising raw material costs. In certain market conditions, the full amount of any such increases may not be sustained.

Construction industry activity, which is seasonal due to the impact of cold and wet weather conditions, influences the Company’s business activity. Net sales and income from operations have historically been lowest, and working capital needs have been highest, in the three month periods ending December 31 and March 31, when the northern United States and all of Canada generally experience weather that restricts significant construction activity. The Company typically builds working capital in anticipation of the peak construction season, during which time its working capital needs tend to be reduced.

ITEM 3.	QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Swap Contracts

The Company used interest rate swap contracts with a cumulative total notional amount of $325 million as of March 31, 2008 to hedge against cash flow variability arising from changes in LIBOR in conjunction with its LIBOR-indexed variable rate borrowings. These swap contracts were accounted for as effective hedges. During the three months and six months ended March 31, 2008, the Company recorded unrealized after-tax losses from these swap contracts of $6.2 million and $10.1 million, respectively, which were reported as a component of accumulated other comprehensive income. These swap contracts had a liability fair value of $18.5 million at March 31, 2008, which was included in other noncurrent liabilities. There was no ineffectiveness related to these swap contracts for the three months and six months ended March 31, 2008.

Forward Foreign Currency Exchange Contracts

The Company entered into Canadian dollar forward exchange contracts to reduce exposure to currency fluctuations from Canadian-denominated intercompany loans. These contracts were not accounted for as hedges, and had a cumulative notional amount of $27.2 million as of March 31, 2008. Gains and losses on these contracts were included in selling, general and administrative expenses. During the three months and six months ended March 31, 2008, the Company recorded net losses of $1.1 million and $1.5 million, respectively, related to such contracts.

Natural Gas Swap Contracts

The Company used natural gas swap contracts with a cumulative total notional amount of 224,000 mmbtu as of March 31, 2008 to hedge against cash flow variability arising from changes in natural gas prices in conjunction with its anticipated purchases of natural gas. These swap contracts were accounted for as effective hedges. These swap contracts had an asset fair value of $0.4 million at March 31, 2008. During the three months ended March 31, 2008, the Company recorded an unrealized after-tax gain from these swap contracts of $0.4 million, which was reported as a component of accumulated other comprehensive income. Hedge ineffectiveness related to these swap contracts was immaterial for the three months and six months ended March 31, 2008.

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

There have been no significant changes in the Company’s internal procedures that significantly affected, or are reasonably likely to affect, the Company’s disclosure controls during the six months ended March 31, 2008.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

Refer to the information provided in Note 12 to the notes to the condensed consolidated financial statements presented in Item 1 of Part I of this report.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2007, all of which could materially affect the Company’s business, financial condition or future results. These described risks are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company’s management or that are currently deemed to be immaterial also may materially adversely affect the Company’s business, financial condition or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2008, the Company repurchased shares of its Series A common stock as follows:

Period	Number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1-31, 2008	—	$—	—	—
February 1-29, 2008	8,995	8.34	—	—
March 1-31, 2008	—	—	—	—

Total	8,995	$8.34	—	—

(1)	The total number of shares purchased consists of shares surrendered to the Company to pay the tax withholding obligations in connection with the vesting of restricted stock units issued to employees.

Item 4.	Submission of Matters to a Vote of Security Holders

The stockholders of the Company voted on four items at the Annual Meeting of Stockholders held on January 30, 2008. The voting results of this meeting were reported in the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2007.

Item 6.	Exhibits

(a) Exhibits

Exhibit	Document
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MUELLER WATER PRODUCTS, INC.

Date: May 12, 2008	By:	/s/ EVAN L. HART
EVAN L. HART
Vice President and Controller