Form 10-Q
period 2008-06-30
Mueller Water Products, Inc.
filed 2008-08-11
CIK 1350593

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

There were 115,417,048 shares of common stock of the registrant outstanding as of July 31, 2008, comprised of 29,572,128 shares of Series A common stock and 85,844,920 shares of Series B common stock.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in millions, except share amounts)

	June 30, 2008	September 30, 2007
Assets:
Cash and cash equivalents	$141.9	$98.9
Receivables, net	321.8	302.1
Inventories	440.3	453.5
Deferred income taxes	40.0	29.2
Other current assets	71.1	66.3

Total current assets	1,015.1	950.0

Property, plant and equipment, net	347.5	351.8
Identifiable intangible assets	797.2	819.3
Goodwill	871.1	870.6
Other noncurrent assets	22.9	17.5

Total assets	$3,053.8	$3,009.2

Liabilities and stockholders’ equity:
Current portion of long-term debt	$6.1	$6.2
Accounts payable	144.4	112.3
Other current liabilities	93.1	121.8

Total current liabilities	243.6	240.3

Long-term debt	1,090.6	1,094.3
Deferred income taxes	312.9	307.3
Other noncurrent liabilities	74.2	56.3

Total liabilities	1,721.3	1,698.2

Commitments and contingencies

Common stock:
Series A: 400,000,000 shares authorized; 29,517,406 shares issued at June 30, 2008 and 29,006,267 shares issued at September 30, 2007	0.3	0.2
Series B: 200,000,000 shares authorized and 85,844,920 shares issued at June 30, 2008 and September 30, 2007	0.9	0.9
Additional paid-in capital	1,426.8	1,422.0
Accumulated deficit	(100.9)	(124.8)
Accumulated other comprehensive income	5.4	12.7

Total stockholders’ equity	1,332.5	1,311.0

Total liabilities and stockholders’ equity	$3,053.8	$3,009.2

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(UNAUDITED)

(in millions, except per share amounts)

	Three months ended June 30,		Nine months ended June 30,
	2008	2007	2008	2007
Net sales	$528.5	$502.5	$1,362.4	$1,374.1
Cost of sales	405.1	383.0	1,045.8	1,029.1

Gross profit	123.4	119.5	316.6	345.0

Operating expenses:
Selling, general and administrative	69.6	62.1	200.7	185.7
Restructuring	0.2	—	17.9	—

Total operating expenses	69.8	62.1	218.6	185.7

Income from operations	53.6	57.4	98.0	159.3

Interest expense, net	17.5	23.3	54.8	64.8
Loss on early extinguishment of debt	—	36.4	—	36.4

Income (loss) before income taxes	36.1	(2.3)	43.2	58.1
Income tax expense (benefit)	15.8	(1.0)	18.8	24.5

Net income (loss)	$20.3	$(1.3)	$24.4	$33.6

Basic and diluted net income (loss) per share	$0.18	$(0.01)	$0.21	$0.29

Weighted average shares outstanding:
Basic	115.2	114.8	115.0	114.7

Diluted	115.8	115.3	115.4	115.1

Dividends declared per share	$0.0175	$0.0175	$0.0525	$0.0525

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED JUNE 30, 2008

(UNAUDITED)

(in millions)

	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total
Balance at September 30, 2007	$1.1	$1,422.0	$(124.8)	$12.7	$1,311.0
Adjustment to adopt FASB Interpretation No. 48	—	—	(0.5)	—	(0.5)

Balance at October 1, 2007	1.1	1,422.0	(125.3)	12.7	1,310.5

Net income	—		24.4	—	24.4
Dividends declared	—	(6.0)	—	—	(6.0)
Stock-based compensation	—	9.6	—	—	9.6
Stock issued under stock compensation plans	0.1	1.2	—	—	1.3
Net unrealized loss on derivative instruments	—	—	—	(4.5)	(4.5)
Foreign currency translation adjustments	—	—	—	(0.7)	(0.7)
Minimum pension liability	—	—	—	(2.1)	(2.1)

Balance at June 30, 2008	$1.2	$1,426.8	$(100.9)	$5.4	$1,332.5

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in millions)

	Nine months ended June 30,
	2008	2007
Operating activities:
Net income	$24.4	$33.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	47.2	53.4
Amortization	22.1	21.9
Restructuring	14.8	—
Stock-based compensation	9.6	8.0
Accretion on debt	—	7.1
Deferred income taxes	5.0	(23.2)
Write-off of deferred financing fees	—	11.1
Write-off of premium on notes	—	(22.8)
Other, net	1.9	8.3
Changes in assets and liabilities:
Receivables	(31.0)	20.6
Inventories	2.6	(22.0)
Other current assets and other noncurrent assets	10.8	1.0
Accounts payable, other current liabilities and other noncurrent liabilities	(1.5)	(34.1)

Net cash provided by operating activities	105.9	62.9

Investing activities:
Capital expenditures	(60.8)	(66.1)
Acquisitions of businesses, net of cash acquired	—	(26.2)
Proceeds from sales of property, plant and equipment	7.4	—

Net cash used in investing activities	(53.4)	(92.3)

Financing activities:
Decrease in outstanding checks	(0.9)	(8.8)
Proceeds from debt borrowings	—	1,140.0
Payments of debt	(3.8)	(1,109.6)
Payment of deferred financing fees	—	(10.8)
Proceeds from issuance of common stock	1.3	—
Dividends to stockholders	(6.0)	(6.0)

Net cash provided by (used in) financing activities	(9.4)	4.8

Effect of currency exchange rate changes on cash	(0.1)	0.2

Net change in cash and cash equivalents	43.0	(24.4)
Cash and cash equivalents at beginning of period	98.9	81.4

Cash and cash equivalents at end of period	$141.9	$57.0

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Organization and Basis of Presentation

Mueller Water Products, Inc., a Delaware corporation, completed an initial public offering of its Series A common stock (NYSE: MWA) on June 1, 2006. In this report, the “Company” refers to Mueller Water Products, Inc. and its subsidiaries, except where the context makes clear that the reference is only to Mueller Water Products, Inc. On December 14, 2006, Walter Industries, Inc. (“Walter Industries”) distributed all of the Company’s outstanding Series B common stock (NYSE: MWA.B) to Walter Industries’ stockholders (the “Spin-off”).

The Company operates in three business segments: Mueller Co., U.S. Pipe and Anvil. Mueller Co. manufactures and sells fire hydrants and valves used in residential water and gas systems. U.S. Pipe manufactures and sells a broad line of ductile iron pipe, restrained joint products, fittings and related products. Anvil manufactures and sells a variety of pipe fittings, couplings, pipe hangers, pipe nipples and related products.

Fast Fabricators, Inc. (“Fast Fabricators”) was acquired in January 2007 and is included in the Company’s results of operations beginning with January 2007. Fast Fabricators is reported as part of U.S. Pipe.

The accompanying condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States, which require management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses. Actual results could differ from those estimates. All significant intercompany balances and transactions have been eliminated. In the opinion of management, all normal and recurring adjustments that are considered necessary for a fair financial statement presentation have been made. The condensed consolidated balance sheet data at September 30, 2007 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. Certain reclassifications were made to previously reported amounts to be consistent with the current presentation.

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

Note 3. Restructuring Activities

In November 2007, the Company announced its intention to close U.S. Pipe’s ductile iron pipe manufacturing operations in Burlington, New Jersey, eliminating approximately 180 jobs. These manufacturing operations ceased near the end of January 2008. This facility continues to be used as a full-service distribution center for customers in the Northeast. In connection with this action, the Company expects to incur total restructuring charges of approximately $19 million. These total estimated charges consist of approximately $15 million of asset impairment charges and $4 million of employee-related and other charges. During the three months and nine months ended June 30, 2008, the Company recorded charges of $0.2 million and $17.9 million, respectively. Total restructuring charges recorded to date consist of $14.8 million of asset impairment charges and $3.1 million of employee-related and other charges.

Activity in accrued restructuring, a component of other current liabilities, for the three months and nine months ended June 30, 2008 is presented below (in millions).

	Period ended June 30, 2008
	Three months	Nine months
Beginning balance	$1.6	$0.9
Burlington activity:
Accruals	0.2	3.1
Payments	(0.4)	(2.0)
Other payments	—	(0.6)

Ending balance	$1.4	$1.4

Note 4. Stock-Based Compensation Plans

During the three months and nine months ended June 30, 2008, the Company granted restricted stock units and stock options under its Mueller Water Products, Inc. Amended and Restated 2006 Stock Incentive Plan and instruments under its Mueller Water Products, Inc. 2006 Employee Stock Purchase Plan as presented below (in millions, except per instrument amounts).

	Number of instruments	Weighted average fair value per instrument	Total compensation
Three months ended December 31, 2007:
Restricted stock units	0.4	$10.66	$4.5
Non-qualified stock options	0.9	3.84	3.6
Employee stock purchase plan instruments	0.1	3.11	0.1
Three months ended March 31, 2008:
Restricted stock units	0.1	7.98	0.3
Non-qualified stock options	0.1	2.89	0.3
Employee stock purchase plan instruments	0.0	2.59	0.2
Three months ended June 30, 2008:
Restricted stock units	0.1	8.08	0.9
Non-qualified stock options	0.0	3.20	0.0
Employee stock purchase plan instruments	0.1	2.43	0.1

	1.8		$10.0

The President of Mueller Co. died in June 2008. As a result, certain stock awards vested automatically in accordance with their terms, certain stock awards were forfeited and the terms of other stock awards were modified to accelerate vesting. The net effect of these actions was the recognition of $0.2 million of compensation expense during the three months ended June 30, 2008.

At June 30, 2008, there was approximately $15.2 million of unrecognized compensation expense related to non-vested stock-based compensation arrangements granted under these plans. The Company expensed $3.2 million and $2.8 million related to its stock-based compensation arrangements for the three months ended June 30, 2008 and 2007, respectively, and expensed $9.6 million and $8.0 million related to its stock-based compensation arrangements for the nine months ended June 30, 2008 and 2007, respectively.

Note 5. Borrowing Arrangements

The components of long-term debt are presented below (in millions).

	June 30, 2008	September 30, 2007
2007 Credit Agreement:
Term A Loan	$141.6	$141.6
Term B Loan	528.1	532.1
7 3/8% Senior Subordinated Notes	425.0	425.0
Other	2.0	1.8

	1,096.7	1,100.5
Less current portion	(6.1)	(6.2)

	$1,090.6	$1,094.3

2007 Credit Agreement — On May 24, 2007, the Company entered into a credit agreement (the “2007 Credit Agreement”) consisting of a $300 million senior secured revolving credit facility (the “Revolver”), a $150 million term loan (the “Term A Loan”) and a $565 million term loan (the “Term B Loan”). The 2007 Credit Agreement contains customary covenants and events of default, including covenants that limit the Company’s ability to incur debt, pay dividends and make investments. Management believes the Company was compliant with these covenants at June 30, 2008 and expects to remain in compliance for the foreseeable future. Substantially all of the Company’s real and personal property has been pledged as collateral under the 2007 Credit Agreement.

The Revolver terminates in May 2012 and bears interest at a floating rate equal to LIBOR plus a margin ranging from 1.0% to 1.75% depending on the Company’s leverage ratio as defined in the 2007 Credit Agreement. The Company also pays a commitment fee, which ranges from 0.2% to 0.5% (0.375% at June 30, 2008) depending on the Company’s leverage ratio, for any unused portion of the Revolver. There were no outstanding borrowings under the Revolver at June 30, 2008 or September 30, 2007.

The Term A Loan matures in May 2012 and bears interest at a floating rate equal to LIBOR plus a margin ranging from 1.0% to 1.75% (1.5% at June 30, 2008) depending on the Company’s leverage ratio as defined in the 2007 Credit Agreement. The principal balance is scheduled to be repaid in quarterly payments of $3.5 million commencing September 2009 with the remaining balance paid at maturity.

The Term B Loan matures in May 2014 and bears interest at a floating rate equal to LIBOR plus a margin of 1.75%. The principal balance is being repaid in quarterly payments of approximately $1.3 million with the remaining balance paid at maturity. Based on information provided by an external source, management estimates the fair value of the Term B Loan was $502.1 million at June 30, 2008.

7 3/8% Senior Subordinated Notes — On May 24, 2007, the Company completed a private placement of $425.0 million principal face amount of 7 3/8% senior subordinated notes maturing June 1, 2017. The Company then exchanged these notes for notes registered with the Securities and Exchange Commission with substantially identical terms on October 1, 2007 (the “Senior Notes”). Based on quoted market prices, the Senior Notes had a fair value of $367.6 million at June 30, 2008.

The indenture securing the Senior Notes contains customary covenants and events of default, including covenants that limit the Company’s ability to incur debt, pay dividends and make investments. Management believes the Company was compliant with these covenants at June 30, 2008 and expects to remain in compliance for the foreseeable future. Substantially all of the Company’s U.S. subsidiaries guarantee the Senior Notes.

Note 6. Derivative Financial Instruments

Interest Rate Swap Contracts — The Company used interest rate swap contracts with a cumulative total notional amount of $475 million at June 30, 2008 to hedge against cash flow variability arising from changes in LIBOR in conjunction with its LIBOR-indexed variable rate borrowings. The Company also has $200 million cumulative total notional amount of forward-starting swap contracts that will replace existing swap contracts upon their expiration. These swap contracts were accounted for as effective hedges. During the three months and nine months ended June 30, 2008, the Company recorded an after-tax gain from these swap contracts of $5.1 million and an after-tax loss of $5.0 million, respectively, which were reported as components of accumulated other comprehensive income. These swap contracts had a liability fair value of $9.9 million at June 30, 2008, which was included in other noncurrent liabilities. There was no ineffectiveness related to these swap contracts for the three months or nine months ended June 30, 2008.

Forward Foreign Currency Exchange Contracts — The Company used Canadian dollar forward exchange contracts to reduce exposure to currency fluctuations from Canadian-denominated intercompany loans. These contracts were not accounted for as hedges, and had a cumulative notional amount of $27.2 million at June 30, 2008. Gains and losses on these contracts were included in selling, general and administrative expenses. During the three months and nine months ended June 30, 2008, the Company recorded a loss of $0.3 million and a gain of $1.2 million, respectively, related to such contracts.

Natural Gas Swap Contracts — The Company used natural gas swap contracts with a cumulative total notional amount of 112,000 MMBtu of natural gas at June 30, 2008 to hedge against cash flow variability arising from changes in natural gas prices in conjunction with its anticipated purchases of natural gas. These swap contracts were accounted for as effective hedges. These swap contracts had an asset fair value of $0.6 million at June 30, 2008. During the three months and nine months ended June 30, 2008, the Company recorded unrealized after-tax gains from these swap contracts of $0.1 million and $0.5 million, respectively, which were reported as components of accumulated other comprehensive income. Hedge ineffectiveness related to these swap contacts was immaterial for the three months and nine months ended June 30, 2008.

In July and August 2008, the Company entered into natural gas swap contracts covering 719,000 MMBtu of natural gas between August 2008 and September 2009. These contracts have the effect of fixing the Company’s purchase price per MMBtu for a portion of its natural gas purchases during that timeframe, and will be accounted for as effective hedges.

Note 7. Defined Benefit Pension Plans and Other Postretirement Benefit Plans

The components of net periodic cost (benefit) for defined benefit pension plans and other postretirement benefit plans are presented below (in millions).

	Defined benefit pension plans
	Three months ended June 30,		Nine months ended June 30,
	2008	2007	2008	2007
Service cost	$1.1	$1.6	$3.8	$4.8
Interest cost	5.3	5.1	15.9	15.3
Expected return on plan assets	(6.7)	(5.9)	(20.4)	(17.7)
Amortization of prior service cost	0.2	0.1	0.6	0.3
Amortization of net loss	0.2	0.5	0.5	1.5
Loss due to settlement or curtailment	—	—	1.4	—
Other	—	—	0.1	—

Net periodic cost	$0.1	$1.4	$1.9	$4.2

	Other postretirement benefit plans
	Three months ended June 30,		Nine months ended June 30,
	2008	2007	2008	2007
Service cost	$—	$0.1	$0.1	$0.3
Interest cost	—	0.3	0.4	0.9
Amortization of prior service credit	(0.9)	(0.6)	(2.3)	(1.8)
Amortization of net gain	(0.3)	(0.4)	(0.8)	(1.2)
Gain due to settlement or curtailment	—	—	(0.8)	—

Net periodic benefit	$(1.2)	$(0.6)	$(3.4)	$(1.8)

During the three months ended March 31, 2008, the Company’s actuary revised its analysis to account for the shutdown of manufacturing operations at U.S. Pipe’s Burlington facility. The revised analysis resulted in a decrease in the funded status of the plan of $7.7 million and an after-tax decrease in accumulated other comprehensive income of $4.6 million. The Company recorded pension plan curtailment expense of $1.2 million, partially offset by an other postretirement benefit plan curtailment gain of $0.8 million, which were included in restructuring charges for the nine months ended June 30, 2008.

During the three months ended December 31, 2007, the Company amended the Mueller Water Products, Inc. Flexible Benefits Plan, a retiree medical coverage plan for U.S. Pipe employees, to eliminate the payment of benefits beyond age 65. This amendment decreased the Company’s liability for the plan by $8.8 million and resulted in an after-tax increase in accumulated other comprehensive income of $5.4 million. The Company also amended the Mueller Co. Retirement Plan for Employees at Selected Locations for employees at its Decatur, Illinois facility. This amendment provided additional employee benefits and, as a result, the Company recorded a decrease in the funded status of the plan of $2.4 million and an after-tax decrease in accumulated other comprehensive income of $1.5 million.

The amortization of unrecognized prior year service cost, net of tax, is recorded as a component of accumulated other comprehensive income. During the nine months ended June 30, 2008, the Company recorded a decrease to accumulated other comprehensive income of $1.3 million for this amortization.

The Company’s fiscal 2008 minimum required contributions to its defined benefit pension plans are $9.2 million. Through June 30, 2008, the Company contributed $5.6 million to its defined benefit pension plans. In July 2008, the Company fulfilled its remaining minimum contribution requirements of $3.6 million. In addition, management anticipates the Company will contribute approximately $1.6 million to its other postretirement benefit plans in fiscal 2008.

Note 8. Supplementary Balance Sheet Information

The components of inventories, property, plant and equipment and other current liabilities are presented below (in millions).

	June 30, 2008	September 30, 2007
Inventories:
Purchased materials and manufactured parts	$66.9	$67.4
Work in process	106.0	116.7
Finished goods	267.4	269.4

	$440.3	$453.5

Property, plant and equipment, net:
Land	$23.1	$28.6
Buildings	92.6	91.3
Machinery and equipment	569.9	556.3
Construction in progress	63.4	35.7
Other	5.7	5.4

	754.7	717.3
Accumulated depreciation	(407.2)	(365.5)

	$347.5	$351.8

Other current liabilities:
Payroll and benefits	$37.4	$43.5
Cash discounts and rebates	16.7	22.6
Interest	6.6	15.5
Workers compensation	6.8	6.5
Taxes other than income taxes	8.9	6.4
Warranty claims	5.7	3.7
Income taxes	—	10.3
Restructuring	1.4	0.9
Severance	1.8	1.1
Other	7.8	11.3

	$93.1	$121.8

Note 9. Income Taxes

The Company provides for income taxes during interim financial reporting periods based on the estimated annual effective tax rate for the fiscal year. The effective income tax rates were 43.5% and 42.2% for the nine months ended June 30, 2008 and 2007, respectively. The increase in the effective tax rate is due primarily to discrete adjustments related to the liability for uncertain tax positions discussed below.

On October 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). As a result of the adoption of FIN 48, the Company recorded a net increase of $1.0 million in the liability for unrecognized income tax benefits, a $0.5 million increase in the accumulated deficit and an increase of $0.5 million to goodwill. At June 30, 2008, the liability for unrecognized income tax benefits was $19.2 million. If recognized, the liability for unrecognized tax benefits would decrease income tax provision and goodwill by $6.3 million and $12.9 million, respectively. The Company’s liability for unrecognized income tax benefits has increased by $8.2 million since the initial adoption of FIN 48, which reflects balance sheet reclassifications of $9.9 million and discrete items recorded of $2.0 million related to prior year tax positions, partially offset by payments of $3.7 million.

The Company recognizes interest related to uncertain tax positions as interest expense and would recognize any penalties that may be incurred as a component of selling, general, and administrative expenses. At June 30, 2008, the Company had approximately $3.2 million of accrued interest related to uncertain tax positions, of which $0.4 million and $1.0 million were accrued during the three months and nine months ended June 30, 2008, respectively.

The Company is in the process of filing certain prior year state income tax returns and expects to settle certain state tax audits within the next 12 months. Management believes it is reasonably possible that these filings and audit settlements will reduce the liability for uncertain tax benefits by $3.0 million to $9.0 million.

Tax years dating back to 1999 generally remain open to examination by various U.S. and foreign taxing authorities.

Note 10. Comprehensive Income

	Three months ended June 30,		Nine months ended June 30,
	2008	2007	2008	2007
	(in millions)
Net income (loss)	$20.3	$(1.3)	$24.4	$33.6
Adjustments, net of tax:
Net unrealized gain (loss) on derivative instruments	5.2	2.1	(4.5)	1.3
Foreign currency translation adjustments	1.0	4.7	(0.7)	3.5
Minimum pension liability	(0.6)	—	(2.1)	—

Comprehensive income	$25.9	$5.5	$17.1	$38.4

Note 11. Segment Information

Segment assets consist primarily of receivables, inventories, property, plant and equipment, goodwill and identifiable intangible assets. Summarized financial information for the Company’s segments is presented below (in millions).

	Three months ended June 30,		Nine months ended June 30,
	2008	2007	2008	2007
Net sales, excluding intersegment sales:
Mueller Co.	$203.0	$203.1	$533.5	$561.1
U.S. Pipe	167.7	153.3	392.6	399.4
Anvil	157.8	146.1	436.3	413.6

	$528.5	$502.5	$1,362.4	$1,374.1

Intersegment sales:
Mueller Co.	$6.4	$5.0	$15.8	$14.4
U.S. Pipe	0.7	1.2	1.9	5.8
Anvil	0.1	0.1	0.5	0.5

	$7.2	$6.3	$18.2	$20.7

Income (loss) from operations:
Mueller Co.	$40.4	$41.5	$92.6	$120.0
U.S. Pipe	2.9	8.9	(15.2)	22.9
Anvil	21.9	17.4	50.7	44.0
Corporate	(11.6)	(10.4)	(30.1)	(27.6)

	$53.6	$57.4	$98.0	$159.3

Depreciation:
Mueller Co.	$6.0	$6.9	$18.4	$20.1
U.S. Pipe	5.2	6.1	16.0	17.5
Anvil	4.1	4.9	12.4	14.8
Corporate	0.1	0.5	0.4	1.0

	$15.4	$18.4	$47.2	$53.4

Amortization:
Mueller Co.	$6.3	$6.3	$18.8	$18.8
U.S. Pipe	0.2	0.2	0.7	0.5
Anvil	0.9	0.9	2.6	2.6

	$7.4	$7.4	$22.1	$21.9

Capital expenditures:
Mueller Co.	$5.0	$4.3	$13.8	$16.7
U.S. Pipe	15.3	14.3	38.3	34.2
Anvil	3.0	3.4	8.5	12.2
Corporate	0.2	1.6	0.2	3.0

	$23.5	$23.6	$60.8	$66.1

U.S. Pipe income (loss) from operations during the three months and nine months ended June 30, 2008 included restructuring charges of $0.2 million and $17.9 million, respectively.

Note 12. Commitments and Contingencies

Income Tax Litigation — A dispute exists with regard to federal income taxes for fiscal years 1980 through 1994 and 1999 through 2001 allegedly owed by the Walter Industries consolidated group, which included U.S. Pipe during these periods. According to Walter Industries’ Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008, Walter Industries management estimates that the amount of tax presently claimed by the Internal Revenue Service is approximately $34.0 million for issues currently in dispute in bankruptcy court for matters unrelated to the Company. This amount is subject to interest and penalties. In addition, the Internal Revenue Service has issued a Notice of Proposed Deficiency assessing additional tax of $82.2 million for the fiscal years ended May 31, 2000, December 31, 2000 and December 31, 2001. As a matter of law, the Company is jointly and severally liable for any final tax determination, which means in the event Walter Industries is unable to pay any amounts owed, the Company would be liable. Walter Industries disclosed in the above mentioned Form 10-Q that they believe their filing positions have substantial merit and that they intend to defend vigorously any claims asserted.

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

In September 1987, the Company implemented an Administrative Consent Order (ACO) for its Burlington plant that was required under the New Jersey Environmental Cleanup Responsibility Act (now known as the Industrial Site Recovery Act). The ACO required soil and ground water cleanup, and the Company has completed, and has received final approval on, the soil cleanup required by the ACO. U.S. Pipe is continuing to address ground water issues at this site. Further remediation could be required. These remediation costs are expected to be minimal. Long-term ground water monitoring will be required to verify natural attenuation. Management does not know how long ground water monitoring will be required and does not believe monitoring or further cleanup costs, if any, will have a material adverse effect on the consolidated financial condition or results of operations of the Company.

In June 2003, Solutia Inc. and Pharmacia Corporation (collectively “Solutia”) filed suit against U.S. Pipe and a number of co-defendant foundry-related companies in the U.S. District Court for the Northern District of Alabama for contribution and cost recovery allegedly incurred and to be incurred by Solutia in performing remediation of polychlorinated biphenyls (“PCBs”) and heavy metals in Anniston, Alabama, pursuant to a partial consent decree with the United States Environmental Protection Agency (“EPA”). U.S. Pipe and certain co-defendants subsequently reached a settlement with EPA concerning their liability for certain contamination in and around Anniston, which was memorialized in an Administrative Agreement and Order on Consent (“AOC”) that became effective in January 2006. U.S. Pipe has reached a settlement agreement whereby Phelps Dodge Industries, a co-defendant and co-respondent on the AOC, has assumed U.S. Pipe’s obligation to perform the work required under the AOC.

U.S. Pipe and the other settling defendants contend that the legal effect of the AOC extinguishes Solutia’s claims and they filed a motion for summary judgment to that effect. Discovery in this matter has been stayed while the motion for summary judgment was pending. The court recently issued a summary judgment order, holding that plaintiffs’ claims for contribution are barred by the AOC but giving plaintiffs the right to seek to recover clean up costs they voluntarily incurred. The court granted a motion for immediate appeal to the Eleventh Circuit Court of Appeals. Management currently has no basis to form a view with respect to the probability or amount of liability if its motion for summary judgment is unsuccessful.

U.S. Pipe and a number of co-defendant foundry-related companies were named in a putative civil class action case originally filed in April 2005 in the Circuit Court of Calhoun County, Alabama, and removed by defendants to the U.S. District Court for the Northern District of Alabama under the Class Action Fairness Act. The putative plaintiffs in the case filed an amended complaint with the U.S. District Court in December 2006. The amended complaint alleged state law tort claims (negligence, failure to warn, wantonness, nuisance, trespass and outrage) arising from creation and disposal of “foundry sand” alleged to contain harmful levels of PCBs and other toxins, including arsenic, cadmium, chromium, lead and zinc. The plaintiffs originally sought damages for real and personal property and for other unspecified personal injury. On June 4, 2007, a Motion to Dismiss was granted to U.S. Pipe and certain co-defendants as to the claims for negligence, failure to warn, nuisance, trespass and outrage. The remainder of the complaint was dismissed with leave to file an amended complaint. On July 6, 2007, plaintiffs filed a second amended complaint, which dismissed prior claims relating to U.S. Pipe’s former facility located at 2101 West 10th Street in Anniston, Alabama and no longer alleges personal injury claims. Plaintiffs filed a third amended complaint on July 27, 2007. U.S. Pipe and the other defendants have moved to dismiss the third amended complaint. Management believes that numerous procedural and substantive defenses are available. At present, management has no reasonable basis to form a view with respect to the probability of liability in this matter.

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

Some of the Company’s subsidiaries have been named as defendants in asbestos-related lawsuits. Management does not believe these lawsuits, either individually or in the aggregate, are material to the Company’s consolidated financial position or results of operations.

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

Defense costs for all litigation matters are expensed as incurred.

Note 13. Subsequent Events

On July 31, 2008, the Company declared a dividend of $0.0175 per share on the Company’s Series A and Series B common stock, payable on August 20, 2008 to stockholders of record at the close of business on August 8, 2008.

In July and August 2008, the Company entered into natural gas swap contracts covering 719,000 MMBtu of natural gas between August 2008 and September 2009. These contracts have the effect of fixing the Company’s purchase price per MMBtu for a portion of its natural gas purchases during that timeframe, and will be accounted for as effective hedges.

Note 14. Noncash Investing and Financing Activities and Supplemental Cash Flow Information

During the nine months ended June 30, 2008, the Company amended a retiree medical coverage plan within U.S. Pipe and a defined benefit pension plan within Mueller Co. See Note 7. Effective October 1, 2007, the Company adopted the provisions of FIN 48. See Note 9. In January 2007, the Company acquired the assets of Fast Fabricators for total consideration of $23.0 million in cash, net of cash acquired. This purchase price was subject to adjustment for an earnout provision based on calendar 2007 results, none of which was earned. As part of the January 2004 acquisition of Star Pipe, Inc., during the nine months ended June 30, 2007 the Company made a $3.7 million earnout payment.

The impacts these transactions had on the Company’s condensed consolidated balance sheets are presented below (in millions).

	Nine months ended June 30,
	2008	2007
Employee benefit plan amendments and Burlington curtailment:
Decrease in other noncurrent assets	$(2.3)	$—
Increase in other noncurrent liabilities	1.6	—
Decrease in accumulated other comprehensive income	0.7	—

	$—	$—

Adoption of FIN 48:
Increase in goodwill	$0.5	$—
Increase in other noncurrent assets	8.6	—
Decrease in other current liabilities	4.3	—
Decrease in deferred income taxes	4.4
Increase in other noncurrent liabilities	(18.3)	—
Increase in accumulated deficit	0.5	—

	$—	$—

Acquisition of Fast Fabricators:
Increase in current assets	$—	$10.5
Increase in identifiable intangible assets	—	13.1
Increase in goodwill	—	0.5
Increase in property, plant and equipment	—	1.8
Increase in current liabilities	—	(2.9)
Purchase price paid, net of cash acquired	—	(23.0)

	$—	$—

Acquisition of Star Pipe, Inc.:
Increase in goodwill	$—	$3.7
Purchase price paid, net of cash acquired	—	(3.7)

	$—	$—

Cash paid, net of cash received (in millions):
Interest	$61.3	$64.1
Income taxes	$2.9	$44.6

Note 15. Consolidating Guarantor and Non-Guarantor Financial Information

The following information is included as a result of the guarantee by certain of the Company’s U.S. subsidiaries (the “Guarantor Companies”) of the Senior Notes. None of the Company’s other subsidiaries guarantee the Senior Notes. Each of the guarantees is joint and several and full and unconditional. The Guarantor Companies are listed below.

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

Mueller Water Products, Inc. and Subsidiaries

Condensed Consolidating Balance Sheet

June 30, 2008

(in millions)

	Issuer	Guarantor companies	Non- guarantor companies	Consolidating eliminations	Consolidated
Assets:
Cash and cash equivalents	$140.1	$(4.5)	$6.3	$—	$141.9
Receivables, net	0.2	277.4	44.2	—	321.8
Inventories	—	376.4	63.9	—	440.3
Deferred income taxes	40.0	—	—	—	40.0
Other current assets	12.9	55.6	2.6	—	71.1

Total current assets	193.2	704.9	117.0	—	1,015.1

Property, plant and equipment, net	2.5	328.9	16.1	—	347.5
Identifiable intangible assets, net	—	797.2	—	—	797.2
Goodwill	—	871.1	—	—	871.1
Other noncurrent assets	14.9	5.9	2.1	—	22.9
Investment in subsidiaries	867.3	19.9	—	(887.2)	—

Total assets	$1,077.9	$2,727.9	$135.2	$(887.2)	$3,053.8

Liabilities and stockholders’ equity:
Current portion of long-term debt	$5.3	$0.8	$—	$—	$6.1
Accounts payable	14.3	114.6	15.5	—	144.4
Other current liabilities	19.5	72.5	1.1	—	93.1

Total current liabilities	39.1	187.9	16.6	—	243.6
Intercompany accounts	(1,691.1)	1,592.4	98.7	—	—
Long-term debt	1,089.5	1.1	—	—	1,090.6
Deferred income taxes	297.6	15.3	—	—	312.9
Other noncurrent liabilities	10.3	63.9	—	—	74.2

Total liabilities	(254.6)	1,860.6	115.3	—	1,721.3

Stockholders’ equity	1,332.5	867.3	19.9	(887.2)	1,332.5

Total liabilities and stockholders’ equity	$1,077.9	$2,727.9	$135.2	$(887.2)	$3,053.8

Mueller Water Products, Inc. and Subsidiaries

Condensed Consolidating Statement of Operations

Three Months Ended June 30, 2008

(in millions)

	Issuer	Guarantor companies	Non- guarantor companies	Consolidating eliminations	Consolidated
Net sales	$—	$438.2	$90.3	$—	$528.5
Cost of sales	—	329.1	76.0	—	405.1

Gross profit	—	109.1	14.3	—	123.4

Operating expenses:
Selling, general and administrative	11.1	49.4	9.1	—	69.6
Restructuring	—	0.2	—	—	0.2

Total operating expenses	11.1	49.6	9.1	—	69.8

Income (loss) from operations	(11.1)	59.5	5.2	—	53.6

Interest expense (income), net	17.7	0.2	(0.4)	—	17.5

Income (loss) before income taxes	(28.8)	59.3	5.6	—	36.1
Income tax expense (benefit)	(13.6)	27.0	2.4	—	15.8
Equity in income of subsidiaries	35.5	3.2	—	(38.7)	—

Net income	$20.3	$35.5	$3.2	$(38.7)	$20.3

Mueller Water Products, Inc. and Subsidiaries

Condensed Consolidating Statement of Operations

Nine Months Ended June 30, 2008

(in millions)

	Issuer	Guarantor companies	Non- guarantor companies	Consolidating eliminations	Consolidated
Net sales	$—	$1,144.2	$218.2	$—	$1,362.4
Cost of sales	—	857.7	188.1	—	1,045.8

Gross profit	—	286.5	30.1	—	316.6

Operating expenses:
Selling, general and administrative	29.3	144.9	26.5	—	200.7
Restructuring	—	17.9	—	—	17.9

Total operating expenses	29.3	162.8	26.5	—	218.6

Income (loss) from operations	(29.3)	123.7	3.6	—	98.0

Interest expense (income), net	55.1	0.1	(0.4)	—	54.8

Income (loss) before income taxes	(84.4)	123.6	4.0	—	43.2
Income tax expense (benefit)	(36.7)	53.8	1.7	—	18.8
Equity in income of subsidiaries	72.1	2.3	—	(74.4)	—

Net income	$24.4	$72.1	$2.3	$(74.4)	$24.4

Mueller Water Products, Inc. and Subsidiaries

Condensed Consolidating Statement of Cash Flows

Nine Months Ended June 30, 2008

(in millions)

	Issuer	Guarantor companies	Non- guarantor companies	Consolidating eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$58.6	$55.9	$(8.6)	$—	$105.9

Investing activities:
Capital expenditures	(0.2)	(58.3)	(2.3)	—	(60.8)
Proceeds from sales of property, plant and equipment	—	7.4	—	—	7.4

Net cash used in investing activities	(0.2)	(50.9)	(2.3)	—	(53.4)

Financing activities:
Decrease in outstanding checks	—	(0.9)	—	—	(0.9)
Payments of debt	(3.8)	—	—	—	(3.8)
Proceeds from issuance of common stock	1.3	—	—	—	1.3
Dividends to stockholders	(6.0)	—	—	—	(6.0)

Net cash used in financing activities	(8.5)	(0.9)	—	—	(9.4)

Effect of currency exchange rate changes on cash	—	—	(0.1)	—	(0.1)

Net change in cash and cash equivalents	49.9	4.1	(11.0)	—	43.0
Cash and cash equivalents at beginning of period	90.2	(8.6)	17.3	—	98.9

Cash and cash equivalents at end of period	$140.1	$(4.5)	$6.3	$—	$141.9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Mueller Water Products, Inc., a Delaware corporation, completed an initial public offering of its Series A common stock (NYSE: MWA) on June 1, 2006. In this report, the “Company” refers to Mueller Water Products, Inc. and its subsidiaries, except where the context makes clear that the reference is only to Mueller Water Products, Inc. On December 14, 2006, Walter Industries, Inc. (“Walter Industries”) distributed all of the Company’s outstanding Series B common stock (NYSE: MWA.B) to Walter Industries’ stockholders (the “Spin-off”).

The Company operates in three business segments: Mueller Co., U.S. Pipe and Anvil. Mueller Co. manufactures and sells fire hydrants and various valves used in residential water and gas systems. U.S. Pipe manufactures and sells a broad line of ductile iron pipe, restrained joint products, fittings and related products. Anvil manufactures and sells a variety of pipe fittings, couplings, pipe hangers, pipe nipples and related products.

Fast Fabricators, Inc. (“Fast Fabricators”) was acquired in January 2007 and is included in the Company’s results of operations beginning with January 2007. Fast Fabricators is reported as part of U.S. Pipe.

Except as otherwise noted, all financial and operating data has been presented on a fiscal year and fiscal quarter basis. The Company’s fiscal year ends on September 30 and its fiscal quarters end on December 31, March 31 and June 30.

Business Developments and Trends

A significant portion of the Company’s net sales is directly related to municipal water infrastructure, residential construction and commercial construction activity in the United States. Residential construction activity has declined substantially since the end of 2006. Housing starts were down approximately 30% for the three months ended June 30, 2008 compared to the prior year period. The Company’s management expects the downturn in residential construction to continue. Further, management expects municipal water infrastructure spending to increase over time in order to address aging systems, but not to offset the current decline in residential construction activity.

In November 2007, the Company announced its intention to close U.S. Pipe’s manufacturing operations in Burlington, New Jersey, eliminating approximately 180 jobs. These manufacturing operations ceased near the end of January 2008. This facility continues to be used as a full-service distribution center for customers in the Northeast. In connection with closing the manufacturing operations, the Company expects to incur total restructuring charges of approximately $19 million. These total estimated charges consist of approximately $15 million of asset impairment charges and $4 million of employee-related and other charges. During the three months and nine months ended June 30, 2008, the Company recorded charges of $0.2 million and $17.9 million, respectively. Total restructuring charges recorded to date consisted of $14.8 million of asset impairment charges and $3.1 million of employee-related and other charges. Management expects the Company will realize annualized savings of $15 million to $17 million as a result of this action. Excluding the restructuring charges, management expects to realize approximately $9 million of net savings in fiscal 2008.

Construction of U.S. Pipe’s automated iron pipe manufacturing facility is ahead of schedule. Production is expected to begin during the quarter ending September 30, 2008. However, the Company does not expect to realize the full benefits of this new facility until the second half of fiscal 2009.

The Company has experienced significantly higher costs to purchase its principal raw materials and purchased components. The average costs of brass ingot and high grade scrap iron, components of Mueller Co. products, increased 11% and 48%, respectively, for the three months ended June 30, 2008 compared to the prior year period. The average cost of low grade scrap iron, a component of U.S. Pipe products, increased 102% for the three months ended June 30, 2008 compared to the prior year period.

The Company has implemented or announced a number of sales price increases across all of its businesses since January 2008 in an effort to cover rising raw material costs. In certain market conditions, the full amount of announced sales price increases may not be realized. There is generally a period of time between the date sales price changes are announced and the date they become effective for new orders. The extent of realizing these sales price increases could materially affect future net sales, income from operations, net income and net cash provided by operating activities.

The Company is dependent upon the construction industry, which is seasonal due to the impact of cold and wet weather conditions. Net sales and income from operations have historically been lowest during the three month periods ending December 31 and March 31 when the northern United States and all of Canada generally experience weather that restricts significant construction activity. Inventory quantities generally increase in anticipation of higher sales during the three months ending June 30 and September 30. Receivables balances are generally highest during the three months ending June 30 and September 30 due to these being the highest sales periods.

Results of Operations

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

	Three months ended June 30, 2008
	Mueller Co.	U.S. Pipe	Anvil	Corporate	Total
			(in millions)
Net sales	$203.0	$167.7	$157.8	$—	$528.5

Gross profit	$63.9	$13.5	$46.0	$—	$123.4
Operating expenses:
Selling, general and administrative	23.5	10.4	24.1	11.6	69.6
Restructuring	—	0.2	—	—	0.2

Total operating expenses	23.5	10.6	24.1	11.6	69.8

Income (loss) from operations	$40.4	$2.9	$21.9	$(11.6)	53.6

Interest expense, net					17.5

Income before income taxes					36.1
Income tax expense					15.8

Net income					$20.3

	Three months ended June 30, 2007
	Mueller Co.	U.S. Pipe	Anvil	Corporate	Total
			(in millions)
Net sales	$203.1	$153.3	$146.1	$—	$502.5

Gross profit	$61.7	$18.8	$39.0	$—	$119.5
Operating expenses:
Selling, general and administrative	20.2	9.9	21.6	10.4	62.1
Restructuring	—	—	—	—	—

Total operating expenses	20.2	9.9	21.6	10.4	62.1

Income (loss) from operations	$41.5	$8.9	$17.4	$(10.4)	57.4

Interest expense, net					23.3
Loss on early extinguishment of debt					36.4

Loss before income taxes					(2.3)
Income tax benefit					(1.0)

Net loss					$(1.3)

Consolidated Analysis

Net sales for the three months ended June 30, 2008 were $528.5 million, an increase of $26.0 million, or 5.2%, compared to $502.5 million in the prior year period. Net sales increased due primarily to higher pricing across all business segments, volume increases at U.S. Pipe and Anvil and the favorable impact of Canadian currency exchange rates. Volume decreased at Mueller Co.

Gross profit for the three months ended June 30, 2008 was $123.4 million, an increase of $3.9 million, or 3.3%, compared to $119.5 million in the prior year period. Gross margin was 23.3% for the three months ended June 30, 2008 compared to 23.8% in the prior year period. Gross profit increased due primarily to higher sales pricing of $17.6 million and cost reductions of $11.5 million that were partially offset by higher raw material costs of $17.6 million and the negative impact from under-absorbed overhead of $9.5 million.

Selling, general, and administrative expenses for the three months ended June 30, 2008 and 2007 were $69.6 million and $62.1 million, respectively. The increase was due primarily to sales commission expenses, employee-related severance, medical and other expenses and higher ongoing expenses associated with the separation of Anvil’s Canadian manufacturing and distribution operations.

During the three months ended June 30, 2008, the Company recorded Burlington restructuring charges of $0.2 million for employee-related and other items.

Interest expense, net was $17.5 million for the three months ended June 30, 2008 compared to $23.3 million in the prior year period. This decrease was mostly attributable to lower interest rates, due to the debt refinancing that occurred in May 2007 and lower market rates on the Company’s variable rate borrowings, and higher levels of invested cash. Interest income was $0.9 million and $0.6 million for the three months ended June 30, 2008 and 2007, respectively. For the three months ended June 30, 2007, interest expense included $1.7 million related to an adjustment on an interest rate swap contract.

Loss on early extinguishment of debt during the three months ended June 30, 2007 was from the repurchase of the then outstanding senior subordinated and senior discount notes and the refinancing of the Company’s principal credit agreement. These note repurchases were funded from the May 2007 issuance of 7 3/8% senior subordinated notes.

Income tax expense during the three months ended June 30, 2008 was $15.8 million compared to a benefit of $1.0 million in the prior year period. The Company’s effective tax rates are higher than the statutory federal rate of 35% due primarily to state income taxes and compensation expense that is not deductible for income tax purposes.

Segment Analysis

Mueller Co.

Net sales for the three months ended June 30, 2008 were $203.0 million, a decrease of $0.1 million compared to $203.1 million in the prior year period. Sales price increases of $4.8 million and the favorable impact of Canadian currency exchange rates of $2.4 million were offset by lower volume of $7.3 million.

Gross profit for the three months ended June 30, 2008 was $63.9 million, an increase of $2.2 million, or 3.6%, compared to $61.7 million in the prior year period. Gross margin was 31.5% for the three months ended June 30, 2008 compared to 30.4% in the prior year period. Gross profit increased due primarily to cost reductions of $5.1 million, higher sales pricing and other net cost savings, which were partially offset by higher raw material and purchased component costs of $5.3 million, the negative impact from under-absorbed overhead of $3.6 million and lower shipment volumes of $2.8 million.

Income from operations during the three months ended June 30, 2008 was $40.4 million, a decrease of $1.1 million, or 2.7%, compared to $41.5 million in the prior year period. This decline was due to higher selling, general and administrative expenses, primarily attributable to employee-related and other expenses, that more than offset the increase in gross profit.

U.S. Pipe

Net sales for the three months ended June 30, 2008 were $167.7 million, an increase of $14.4 million, or 9.4%, compared to $153.3 million in the prior year period. This increase was attributable to $8.0 million of sales price increases and $6.4 million of higher volumes.

Gross profit for the three months ended June 30, 2008 was $13.5 million, a decrease of $5.3 million, or 28.2%, compared to $18.8 million in the prior year period. Gross margin was 8.1% for the three months ended June 30, 2008 compared to 12.3% in the prior year period. Gross profit was negatively affected for the three months ended June 30, 2008 primarily by increased raw material costs of $12.2 million, the negative impact from under-absorbed overhead of $4.5 million and incremental warranty-related expenses of $3.4 million, which were partially offset by sales price increases, cost reductions of $4.9 million and higher shipment volumes of $2.0 million.

Income from operations for the three months ended June 30, 2008 was $2.9 million, a decrease of $6.0 million, or 67.4%, compared to $8.9 million in the prior year period. The decrease was due primarily to the decline in gross profit discussed above.

Anvil

Net sales for the three months ended June 30, 2008 were $157.8 million, an increase of $11.7 million, or 8.0%, compared to $146.1 million in the prior year period. This increase was attributable to sales price increases of $4.8 million, increased volume of $3.6 million and the favorable impact of Canadian currency exchange rates of $3.3 million.

Gross profit for the three months ended June 30, 2008 was $46.0 million, an increase of $7.0 million, or 17.9%, compared to $39.0 million in the prior year period. Gross margin was 29.2% for the three months ended June 30, 2008 compared to 26.7% in the prior year period. Gross profit increased for the three months ended June 30, 2008 due primarily to sales price increases, higher shipment volumes of $1.1 million and cost reductions.

Income from operations for the three months ended June 30, 2008 was $21.9 million, an increase of $4.5 million, or 25.9%, compared to $17.4 million in the prior year period. This increase was attributable to higher gross profit partially offset by $2.5 million of higher selling, general and administrative expenses for the three months ended June 30, 2008 compared to the prior year period. These higher selling, general and administrative expenses were due primarily to higher sales commission expenses and higher ongoing expenses associated with the separation of Canadian manufacturing and distribution operations.

Corporate

Corporate expenses were $11.6 million for the three months ended June 30, 2008 compared to $10.4 million during the prior year period. This increase was attributable to employee-related and other expenses.

Nine Months Ended June 30, 2008 Compared to Nine Months Ended June 30, 2007

	Nine months ended June 30, 2008
	Mueller Co.	U.S. Pipe	Anvil	Corporate	Total
			(in millions)
Net sales	$533.5	$392.6	$436.3	$—	$1,362.4

Gross profit	$159.3	$33.4	$123.3	$0.6	$316.6
Operating expenses:
Selling, general and administrative	66.7	30.7	72.6	30.7	200.7
Restructuring	—	17.9	—	—	17.9

Total operating expenses	66.7	48.6	72.6	30.7	218.6

Income (loss) from operations	$92.6	$(15.2)	$50.7	$(30.1)	98.0

Interest expense, net					54.8

Income before income taxes					43.2
Income tax expense					18.8

Net income					$24.4

	Nine months ended June 30, 2007
	Mueller Co.	U.S. Pipe	Anvil	Corporate	Total
	(in millions)
Net sales	$561.1	$399.4	$413.6	$—	$1,374.1

Gross profit	$179.8	$53.2	$112.0	$—	$345.0
Operating expenses:
Selling, general and administrative	59.8	30.3	68.0	27.6	185.7
Restructuring	—	—	—	—	—

Total operating expenses	59.8	30.3	68.0	27.6	185.7

Income (loss) from operations	$120.0	$22.9	$44.0	$(27.6)	159.3

Interest expense, net					64.8
Loss on early extinguishment of debt					36.4

Income before income taxes					58.1
Income tax expense					24.5

Net income					$33.6

Consolidated Analysis

Net sales for the nine months ended June 30, 2008 were $1,362.4 million, a decrease of $11.7 million, or 0.9%, compared to $1,374.1 million in the prior year period. Net sales decreased due primarily to lower volumes of $73 million, partially offset by higher pricing of $33 million, the favorable impact from Canadian currency exchange rates and the acquisition of Fast Fabricators.

Gross profit for the nine months ended June 30, 2008 was $316.6 million, a decrease of $28.4 million, or 8.2%, compared to $345.0 million in the prior year period. Gross margin was 23.2% for the nine months ended June 30, 2008 compared to 25.1% in the prior year period. Gross profit declined due primarily to higher raw material and purchased component costs of $46 million, the negative impact from under-absorbed overhead of $39 million and lower sales volumes of $24 million, which were partially offset by cost reductions of $41 million, higher sales pricing and other factors.

Selling, general, and administrative expenses for the nine months ended June 30, 2008 and 2007 were $200.7 million and $185.7 million, respectively. The increase was due primarily to employee-related expenses, sales commission expenses, bad debt expenses, higher ongoing expenses associated with the separation of Anvil’s Canadian manufacturing and distribution operations and other expenses.

During the nine months ended June 30, 2008, the Company recorded Burlington restructuring charges of $17.9 million, consisting of $14.8 million of asset impairment charges and $3.1 million of employee-related and other charges.

Interest expense, net was $54.8 million for the nine months ended June 30, 2008 compared to $64.8 million in the prior year period. This decrease was mostly attributable to lower interest rates, due to the debt refinancing that occurred in May 2007 and lower market rates on the Company’s variable rate borrowings, and higher levels of invested cash. Interest income was $3.3 million and $2.4 million during the nine months ended June 30, 2008 and 2007, respectively.

Loss on early extinguishment of debt during the nine months ended June 30, 2007 was from the repurchase of the then outstanding senior subordinated and senior discount notes and the refinancing of the Company’s principal credit agreement. These note repurchases were funded from the May 2007 issuance of 7 3/8% senior subordinated notes.

Income tax expense during the nine months ended June 30, 2008 was $18.8 million compared to $24.5 million in the prior year period. The Company’s effective tax rates are higher than the statutory federal rate of 35% due primarily to state income taxes and compensation expense that is not deductible for income tax purposes.

Segment Analysis

Mueller Co.

Net sales for the nine months ended June 30, 2008 were $533.5 million, a decrease of $27.6 million, or 4.9%, compared to $561.1 million in the prior year period. Net sales declined due primarily to reduced volumes of $47 million, partially offset by sales price increases of $15 million and the favorable impact of Canadian currency exchange rates.

Gross profit for the nine months ended June 30, 2008 was $159.3 million, a decrease of $20.5 million, or 11.4%, compared to $179.8 million in the prior year period. Gross margin was 29.9% for the nine months ended June 30, 2008 compared to 32.0% in the prior year period. Gross profit primarily declined due primarily to reduced sales volumes of $18 million. The benefits from higher sales pricing were comparable to the increased costs of raw materials and purchased components. Cost reductions and other net cost savings were comparable to the negative impact from under-absorbed overhead of $26 million.

Income from operations during the nine months ended June 30, 2008 was $92.6 million, a decrease of $27.4 million, or 22.8%, compared to $120.0 million in the prior year period. This decline was due primarily to lower gross profit and higher selling, general and administrative expenses. Higher selling, general and administrative expenses were attributable to employee-related, bad debt and other expenses.

U.S. Pipe

Net sales for the nine months ended June 30, 2008 were $392.6 million, a decrease of $6.8 million, or 1.7%, compared to $399.4 million in the prior year period. Net sales decreased due primarily to reduced volume of $24 million, partially offset by the acquisition of Fast Fabricators and sales price increases.

Gross profit for the nine months ended June 30, 2008 was $33.4 million, a decrease of $19.8 million, or 37.2%, compared to $53.2 million in the prior year period. Gross margin was 8.5% for the nine months ended June 30, 2008 compared to 13.3% in the prior year period. Gross profit declined due primarily to higher raw material costs of $30 million, the negative impact from under-absorbed overhead of $7 million and reduced sales volumes of $6 million. These factors were partially offset by cost reductions of $22 million and sales price increases.

Loss from operations for the nine months ended June 30, 2008 was $15.2 million, a decrease of $38.1 million compared to income from operations of $22.9 million in the prior year period. The decrease was due primarily to $17.9 million of Burlington restructuring charges and the decline in gross profit discussed above.

Anvil

Net sales for the nine months ended June 30, 2008 were $436.3 million, an increase of $22.7 million, or 5.5%, compared to $413.6 million in the prior year period. Net sales increased due primarily to the favorable impact of Canadian currency exchange rates of $14 million and sales price increases of $12 million, partially offset by reduced sales volumes.

Gross profit for the nine months ended June 30, 2008 was $123.3 million, an increase of $11.3 million, or 10.1%, compared to $112.0 million in the prior year period. Gross margin was 28.3% for the nine months ended June 30, 2008 compared to 27.1% in the prior year period. Gross profit increased due primarily to sales price increases, cost reductions and other net cost savings, partially offset by the negative impact from under-absorbed overhead of $6 million.

Operating income for the nine months ended June 30, 2008 was $50.7 million, an increase of $6.7 million, or 15.2%, compared to $44.0 million in the prior year period. Operating income increased due to the increase in gross profit, partially offset by higher sales commission expenses and higher ongoing expenses associated with the separation of Canadian manufacturing and distribution operations.

Corporate

Corporate expenses for the nine months ended June 30, 2008 were $30.7 million, an increase of $3.1 million, or 11.2%, compared to $27.6 million in the prior year period. This increase was attributable to employee-related and other expenses.

Liquidity and Capital Resources

Cash and cash equivalents increased $43.0 million during the nine months ended June 30, 2008 to a total of $141.9 million at June 30, 2008. Cash and cash equivalents activity is summarized below (in millions):

Balance at September 30, 2007	$98.9
Cash provided by operating activities	105.9
Cash used in investing activities	(53.4)
Cash used in financing activities	(9.4)
Effect of currency exchange rate changes on cash	(0.1)

Balance at June 30, 2008	$141.9

Operating activities

Receivables are generally higher at the end of the third and fourth quarters compared to the end of the first and second quarters of each fiscal year as a result of seasonal construction activity. Inventory quantities generally increase in anticipation of higher sales during the three months ending June 30 and September 30. Raw material prices reflected in ending inventory were notably higher at June 30, 2008 compared to June 30, 2007.

Net cash provided by operating activities was $105.9 million during the nine months ended June 30, 2008 compared to $62.9 million in the prior year period. Cash collections of receivables during the nine months ended June 30, 2008 were approximately $60 million less than during the nine months ended June 30, 2007. The total cost of inventory purchases was similar during the nine months ended June 30, 2008 compared to the nine months ended June 30, 2007. Other operating cash flow activities included $48.1 million during the nine months ended June 30, 2007 related to debt refinancing activities for which there were no comparable cash flows during the nine months ended June 30, 2008 and $2.9 million of income tax payments during the fiscal 2008 period compared to $44.6 million during the fiscal 2007 period. All other operating cash flow activities were comparable in the fiscal 2008 period compared to the fiscal 2007 period.

Investing activities

Net cash used in investing activities was $53.4 million during the nine months ended June 30, 2008 compared to $92.3 million in the prior year period. Capital expenditures were $60.8 million during the nine months ended June 30, 2008 compared to $66.1 million in the prior year period. Total capital expenditures were $88.3 million during fiscal 2007 and are projected to be within the range of approximately $80 million to $85 million for fiscal 2008. Recent capital expenditures have been for normal replacement and upgrade projects and the construction of an automated ductile iron pipe manufacturing facility by U.S. Pipe.

Other investing activities during the nine months ended June 30, 2008 included $7.4 million of proceeds from the sale of a closed plant in California and other property, plant and equipment. Other investing activities during the nine months ended June 30, 2007 included $23.0 million for the acquisition of Fast Fabricators and a $3.7 earnout payment related to the 2004 acquisition of Star Pipe, Inc.

Financing activities

Net cash used in financing activities was $9.4 million during the nine months ended June 30, 2008 compared to $4.8 million of cash provided by financing activities in the prior year period. The Company’s cash management practice is to fund checks written only when they are presented for payment. The change in outstanding checks is reported as a financing activity, and during the nine months ended June 30, 2008 resulted in a $0.9 million use of cash compared to an $8.8 million use of cash in the prior year period. Other financing activities during the nine months ended June 30, 2008 included dividends paid to stockholders of $6.0 million, debt payments of $3.8 million and proceeds from issuing common stock of $1.3 million. During the nine months ended June 30, 2007, the Company executed a series of transactions to refinance its debt. Borrowings under new credit agreements provided $1,140 million of cash, which was used primarily to repay substantially all pre-existing borrowings and refinancing fees.

Existing borrowings at June 30, 2008 consisted of primarily $669.7 million under the 2007 Credit Agreement and $425.0 million of 7 3/8% Senior Subordinated Notes, which mature in 2017. Interest and related fees are paid at least quarterly under the 2007 Credit Agreement and semi-annually on the 7 3/8% Senior Subordinated Notes. Borrowings under the 2007 Credit Agreement consisted of $141.6 million designated as Term A, which is scheduled to be repaid with quarterly principal payments of approximately $3.5 million beginning September 2009 with the balance due in 2012, and $528.1 million designated as Term B, which is currently being repaid with quarterly principal payments of approximately $1.3 million with the balance due in 2014. The 2007 Credit Agreement also includes a $300 million revolving line of credit against which there were no outstanding borrowings at June 30, 2008. The availability under this agreement is reduced by outstanding letters of credit, which were $38.3 million at June 30, 2008.

The 2007 Credit Agreement and/or the indenture securing the 7 3 /8% Senior Subordinated Notes contain mandatory prepayment provisions in the event of certain asset sales, restrict certain business activities and require maintenance of certain financial ratios. The Company was compliant with applicable provisions of these debt instruments at June 30, 2008 and management anticipates maintaining such compliance for the foreseeable future.

In February 2008, Moody’s changed its corporate outlook rating for the Company to “Stable” from “Positive”.

The Company’s 2008 minimum required contributions to its defined benefit pension plans are $9.2 million. Through June 30, 2008, the Company contributed $5.6 million to its defined benefit pension plans. In July 2008, the Company fulfilled its remaining minimum contribution requirements of $3.6 million. Management expects to contribute approximately $11 million of additional discretionary contributions during the fourth quarter of fiscal 2008, but the actual amount of such contributions may vary.

Management anticipates the Company’s borrowing availability under the revolving line of credit feature of the 2007 Credit Agreement, the existing balance of cash and cash equivalents at June 30, 2008 and cash flows from operating activities will be sufficient to meet the Company’s anticipated operating expenses, capital expenditures, working capital investments, debt service obligations and other cash requirements in the normal course of business as they become due for at least the next twelve months. However, the Company’s ability to fulfill its debt service obligations will depend on the Company’s future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond management’s control.

Off-Balance Sheet Arrangements

The Company does not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance entities” or “special purpose entities”, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, there are no undisclosed borrowings or debt, any derivative contracts (other than those described in “Item 3. Qualitative and Quantitative Disclosure About Market Risk”), or synthetic leases.

The Company uses letters of credit and surety bonds in the ordinary course of business to ensure its performance of certain contractual obligations. At June 30, 2008, the Company had $24.1 million of surety bonds outstanding in addition to the $38.3 million of outstanding letters of credit.

Effect of Inflation; Seasonality

The Company experiences inflation related to purchases of raw materials and purchased components. The average costs of brass ingot and high grade scrap iron, components of Mueller Co. products, increased 11% and 48%, respectively, during the three months ended June 30, 2008 compared to the prior year period. The average cost of low grade scrap iron, a component of U.S. Pipe products, increased 102% during the three months ended June 30, 2008 compared to the prior year period. The Company has implemented sales price increases for these products in an effort to cover rising raw material costs.

Construction industry activity, which is seasonal due to the impact of cold and wet weather conditions, influences the Company’s business activity. Net sales and income from operations have historically been lowest during the three month periods ending December 31 and March 31 when the northern United States and all of Canada generally experience weather that restricts significant construction activity. Inventory quantities generally increase in anticipation of higher sales during the three months ending June 30 and September 30. Receivables balances are generally highest during the three months ending June 30 and September 30 due to these being the highest sales periods.

Item 3.	Qualitative and Quantitative Disclosures About Market Risk.

Interest Rate Swap Contracts

The Company used interest rate swap contracts with a cumulative total notional amount of $475 million at June 30, 2008, to hedge against cash flow variability arising from changes in LIBOR in conjunction with its LIBOR-indexed variable rate borrowings. The Company also has $200 million cumulative total notional amount of forward-starting swap contracts that will replace existing swap contracts upon their expiration. These swap contracts were accounted for as effective hedges. During the three months and nine months ended June 30, 2008, the Company recorded an after-tax gain from these swap contracts of $5.1 million and an after-tax loss of $5.0 million, respectively, which were reported as components of accumulated other comprehensive income. These swap contracts had a liability fair value of $9.9 million at June 30, 2008, which was included in other noncurrent liabilities. There was no ineffectiveness related to these swap contracts for the three months or nine months ended June 30, 2008.

Forward Foreign Currency Exchange Contracts

The Company used Canadian dollar forward exchange contracts to reduce exposure to currency fluctuations from Canadian-denominated intercompany loans. These contracts were not accounted for as hedges, and had a cumulative notional amount of $27.2 million at June 30, 2008. Gains and losses on these contracts were included in selling, general and administrative expenses. During the three months and nine months ended June 30, 2008, the Company recorded a loss of $0.3 million and a gain of $1.2 million, respectively, related to such contracts.

Natural Gas Swap Contracts

The Company used natural gas swap contracts with a cumulative total notional amount of 112,000 MMBtu of natural gas at June 30, 2008 to hedge against cash flow variability arising from changes in natural gas prices in conjunction with its anticipated purchases of natural gas. These swap contracts were accounted for as effective hedges. These swap contracts had an asset fair value of $0.6 million at June 30, 2008. During the three months and nine months ended June 30, 2008, the Company recorded unrealized after-tax gains from these swap contracts of $0.1 million and $0.5 million, respectively, which were reported as components of accumulated other comprehensive income. Hedge ineffectiveness related to these swap contacts was immaterial for the three months and nine months ended June 30, 2008.

In July and August 2008, the Company entered into natural gas swap contracts covering 719,000 MMBtu of natural gas between August 2008 and September 2009. These contracts have the effect of fixing the Company’s purchase price per MMBtu for a portion of its natural gas purchases during that timeframe, and will be accounted for as effective hedges.

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

As of the end of the period covered by this report, there was an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon the foregoing, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective at providing reasonable assurance that all material information relating to the Company required to be included in its Exchange Act reports is reported in a timely manner.

There have been no significant changes in the Company’s internal procedures that significantly affected, or are reasonably likely to affect, the Company’s disclosure controls during the nine months ended June 30, 2008.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

Refer to the information provided in Note 12 to the notes to the condensed consolidated financial statements presented in Item 1 of Part I of this report.

Item 1A.	Risk Factors.

In addition to the other information set forth in this report, the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2007, all of which could materially affect the Company’s business, financial condition or future results, should be carefully considered. These described risks are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company’s management or that are currently deemed to be immaterial also may materially adversely affect the Company’s business, financial condition or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2008, the Company repurchased shares of its Series A common stock as presented below.

Period	Number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April 1-30, 2008	—	$—	—	—
May 1-31, 2008	—	—	—	—
June 1-30, 2008	570	8.07	—	—

Total	570	$8.07	—	—

(1)	The total number of shares purchased consists of shares surrendered to the Company to pay the tax withholding obligations in connection with the vesting of restricted stock units issued to employees.

Item 6.	Exhibits.

(a) Exhibits

Exhibit	Document
10.18	Employment Agreement dated as of July 16, 2008 between Mueller Water Products, Inc. and Evan L. Hart

10.19	Executive Change-in-Control Severance Agreement dated as of July 16, 2008 between Mueller Water Products, Inc. and Evan L. Hart

10.20	Consulting Agreement dated July 14, 2008 between Mueller Water Products, Inc. and Michael T. Vollkommer

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MUELLER WATER PRODUCTS, INC.

Date: August 11, 2008	By:	/s/ EVAN L. HART
Evan L. Hart
Chief Financial Officer