Form 10-K
period 2008-09-30
Mueller Water Products, Inc.
filed 2008-11-26
CIK 1350593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2008
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

☒ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes     ☒ No

There were 115,433,798 shares of common stock of the registrant outstanding at November 14, 2008, composed of 29,588,878 shares of Series A common stock and 85,844,920 shares of Series B common stock. At March 31, 2008, the aggregate market value of the voting and non-voting common stock held by nonaffiliates was approximately $0.9 billion based on the closing prices per share as reported on the New York Stock Exchange.

DOCUMENTS INCORPORATED BY REFERENCE

Applicable portions of the Proxy Statement for the Annual Meeting of Stockholders of the Company to be held January 28, 2009 are incorporated by reference into Part III of this Form 10-K.

Introductory Note

In this annual report on Form 10-K (the “annual report”), the “Company,” “we,” “us” or “our” refer to Mueller Water Products, Inc. and subsidiaries or their management. With regard to the Company’s segments, “we,” “us” or “our” may also refer to the segment being discussed or its management.

Certain of the titles and logos of our products referenced in this annual report are our intellectual property. Each trade name, trademark or servicemark of any other company appearing in this annual report is the property of its holder.

Unless the context indicates otherwise, whenever we refer in this annual report to a particular fiscal year, we mean the fiscal year ending September 30 in that particular calendar year. We manage our businesses and report operations through three segments: Mueller Co., U.S. Pipe and Anvil, based largely on the products sold and the customers served.

Industry and Market Data

In this annual report, we rely on and refer to information and statistics regarding economic conditions and trends, the demand for our water infrastructure, flow control and piping component system products and the competitive conditions we face in serving our customers and end users.

Some, but not all of the companies that compete in our particular industry segments are publicly traded as of the date of this annual report. Accordingly, other than certain data with respect to fire hydrants, ductile iron pipe and water valves, no current public information is available with respect to the size of such markets or our relative strength or competitive position. Our statements in this annual report about our relative market strength and competitive position with respect to other products are based on our beliefs, internal studies and our judgments concerning industry trends.

Forward-Looking Statements

This annual report contains certain statements that may be deemed “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). All statements, other than statements of historical fact, that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future are forward-looking statements. Such statements are based upon certain assumptions and assessments made by us in light of our experience and our perception of historical trends, current conditions and expected future developments. Actual results and the timing of events may differ significantly from those projected in such forward-looking statements due to a number of factors, including those set forth in the section entitled “RISK FACTORS” in Item 1A of Part I of this annual report.

		Page

PART III
Item 10*	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	48
Item 11*	EXECUTIVE COMPENSATION	52
Item 12*	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	52
Item 13*	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	53
Item 14*	PRINCIPAL ACCOUNTANT FEES AND SERVICES	53

PART IV
Item 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	53
EX-10.5
EX-12.1
EX-14.1
EX-21.1
EX-23.1
EX-23.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2

*	All or a portion of the referenced sections have been incorporated by reference from our definitive proxy statement issued in connection with the Annual Meeting of Stockholders to be held on January 28, 2009.

PART I

Item 1.	BUSINESS

Our Company

We are a leading North American manufacturer and marketer of a broad range of water infrastructure, flow control and piping component system products for use in water distribution networks and treatment facilities. We also act as a distributor, especially in Canada, for our products and products that are manufactured by other companies. Our broad product portfolio includes engineered valves, fire hydrants, pipe fittings, water meters and ductile iron pipe, which are used by municipalities, as well as the non-residential and residential construction, heating, ventilation and air conditioning (“HVAC”), fire protection and oil & gas industries. Our products enjoy leading positions due to their broad brand recognition and a reputation for quality and service for the customers we serve. We believe we have one of the largest installed bases of iron gate valves and fire hydrants in the United States, and, as of September 30, 2008, our installed products included approximately three million fire hydrants and approximately nine million iron gate valves. Because of the strength of our brands and products, our products are specified for use in all of the top 50 metropolitan areas in the United States. Our large installed base, broad product range and well-known brands have led to long-standing relationships with the key distributors of our products. Approximately 75% of our net sales during fiscal 2008 came from products for which we believe we have a leadership position. For fiscal 2008, our net sales were $1,859.3 million and income from operations was $146.1 million.

We manage our businesses and report operations through three business segments, based largely on the products they sell and the customers they serve: Mueller Co., U.S. Pipe and Anvil.

Mueller Co.

Sales of Mueller Co. products are driven principally by spending on water and wastewater infrastructure upgrade, repair and replacement and new water and wastewater infrastructure, which is typically associated with new residential construction. We estimate that a majority of Mueller Co.’s fiscal 2008 sales were for infrastructure upgrade, repair and replacement, with the remainder for new infrastructure.

U.S. Pipe

U.S. Pipe products are sold primarily to waterworks distributors, contractors, municipalities, utilities and other governmental agencies. A substantial percentage of ductile iron pipe orders result from contracts that are bid by contractors or directly issued by municipalities or utilities. We estimate that a majority of U.S. Pipe’s fiscal 2008 sales were for new infrastructure, with the remainder for infrastructure upgrade, repair and replacement. In January 2007, U.S. Pipe acquired the assets of Fast Fabricators, Inc. (“Fast Fabricators”).

Anvil

Anvil sells products it manufactures and products it sources from outside parties to a wide variety of end users through a network of distributors. These distributors are serviced primarily through distribution centers located in the United States and Canada. We believe Anvil’s network of distributors is the largest such distribution network serving similar end users. One of Anvil’s Canadian divisions also sells directly to contractors.

The table below illustrates each segment’s net sales during fiscal 2008, major product lines, product positions, selected brand names and primary end users.

	Mueller Co.	U.S. Pipe	Anvil

Net sales (in millions)	$718.1	$546.0	$595.2

Major product lines (product position in U.S. and Canada*)	Fire hydrants (#1) Iron gate valves (#1) Butterfly and ball valves (#1) Plug valves (#2) Brass water products (#2)	Ductile iron pipe (#1)	Pipe fittings and couplings (#1) Grooved products (#2) Pipe hangers (#2)

Selected brand names	Mueller® Pratt® Millikentm Jones® Hersey® HydroGate® Canada Valvetm Mueller Servicetm	U.S. PIPE® TYTON® TYTON JOINT® TR FLEX® USIFLEX® FIELD LOK® MJ FIELD LOK® HP LOK® FAST FAB Catawissatm TRIM TYTON®	Anvil® AnvilStar® SPF® Merit® Gruvlok® Becktm Picomatm J.B. Smithtm Anvil-Strut®

Primary end users	Water and wastewater infrastructure	Water and wastewater infrastructure	HVAC, fire protection, industrial, energy and oil & gas

*	Product position information is based on our estimates of our sales compared to the sales of our principal competitors for these product categories. Our estimates were based on internal analyses and information from trade associations and our distributor networks.

The Initial Public Offering and the Spin-off

Mueller Water Products, Inc. is a Delaware corporation that was incorporated on September 22, 2005 under the name Mueller Holding Company, Inc., and is the surviving corporation of the merger on February 2, 2006 of Mueller Water Products, LLC and Mueller Water Products Co-Issuer, Inc. with and into Mueller Holding Company, Inc. We changed our name to Mueller Water Products, Inc. on February 2, 2006. On June 1, 2006, the Company completed an initial public offering of its Series A common stock.

On December 14, 2006, Walter Industries, Inc. (“Walter Industries”) distributed to its shareholders all of the outstanding shares of the Company’s Series B common stock (the “Spin-off”). Prior to the Spin-off, the Series B common stock represented approximately 75% of our economic value and approximately 96% of the combined voting power of our common stock.

Our principal executive offices are located at 1200 Abernathy Road N.E., Suite 1200, Atlanta, Georgia 30328, and our main telephone number at that address is (770) 206-4200.

Business Strategy

Our business strategy is focused on maintaining our market leadership and competitive differentiation, while growing revenues and enhancing profitability. Key elements of our strategy follow.

We will maintain our leadership positions with our customers and end users.

We will maintain our leadership positions with our customers and end users by leveraging our large installed base, the specification of our products as accepted for use in a majority of metropolitan areas, our established and extensive distribution channels and our broad range of leading water infrastructure, flow control and piping component system products, as well as by developing and introducing additional products and services.

We will continue to enhance operational excellence.

We will continue to pursue superior product engineering, design and manufacturing by investing in technologically advanced manufacturing processes such as lost foam casting and automated molding machinery. We will also seek opportunities to improve manufacturing efficiency safely, such as through the completion of a new automated ductile iron pipe operation, increased utilization of our manufacturing facility in China to produce additional high quality and cost-effective products and continuing our cost-reduction and efficiency initiatives. We will expand our number of LEAN Manufacturing specialists and use of Six Sigma business improvement methodologies to capture higher levels of operational efficiencies. We will also continue to evaluate sourcing products wherever doing so will lower our costs while maintaining quality.

We will increase the breadth and depth of our products and services.

We will continue to seek to provide value to our customers and end users by increasing the breadth and depth of our products and services. Further, though acquisition and internal development, we will continue to develop products and services recognized for their quality and reliability for our customers and end users. For example, Mueller Co. has introduced a new product that blocks reverse flows of water-borne contaminants from a fire hydrant into a water main. Additionally, with the acquisition of Fast Fabricators, U.S. Pipe expanded its product offerings to include fabricated, coated and lined pipe products. We will continue to seek to add value to our customers and end users through attractive acquisitions and internal development.

We will expand internationally.

We will selectively pursue attractive international acquisitions that enhance our existing product offerings, strengthen our current competitive positions, enable us to enter new markets, expand our technological capabilities or provide synergy opportunities.

Description of Products

We offer a full line of water infrastructure, flow control and piping component system products in the United States and Canada. Our principal products are ductile iron pipe, water and gas valves, fire hydrants and a complete range of pipe fittings, couplings, hangers and nipples. Our products are generally designed, manufactured and tested in compliance with industry standards.

Mueller Co.

Water and Gas Valves and Related Products.  Mueller Co. manufactures valves for water and gas systems, including butterfly, iron gate, tapping, check, plug and ball valves. Water and gas valves and related products accounted for approximately $470.5 million, $503.5 million and $545.7 million of our gross sales during fiscal 2008, 2007 and 2006, respectively. All of our valve products are used to control transmission of potable (drinkable) water, non-potable water or gas. Water valve products typically range in size from 3/4 inch to 36 inches, but we also manufacture significantly larger valves as custom orders. Most of these valves are used in water distribution and water treatment.

We also produce small iron valves, meter bars and line stopper fittings for use in gas systems, and we manufacture machines and tools for tapping, drilling, extracting, installing and stopping-off. These machines and tools are designed to work with our water and gas fittings and valves as an integrated system.

Fire Hydrants.  Mueller Co. manufactures dry-barrel and wet-barrel fire hydrants. Fire hydrants and fire hydrant parts sales accounted for approximately $175.4 million, $193.1 million and $197.0 million of our gross sales in fiscal 2008, 2007 and 2006, respectively. We sell fire hydrants for new water infrastructure development, fire protection systems and water infrastructure repair and replacement projects.

Our fire hydrants consist of an upper barrel and nozzle section and a lower barrel and valve section that connects to a water main. In dry-barrel hydrants, the valve connecting the barrel of the hydrant to the water main is located below ground at or below the frost line, which keeps the hydrant upper barrel “dry”. We sell dry-barrel fire hydrants with the Mueller and U.S. Pipe brand names in the United States and the Mueller and Canada Valve brand names in Canada. We also make a limited number of wet-barrel hydrants, where the valves are located in the hydrant nozzles and the barrel contains water at all times. Wet-barrel hydrants are made for warm weather climates in locations such as California and Hawaii and sold under the Jones brand name.

Most municipalities have a limited number of hydrant brands that are approved for installation within their system due to the need to minimize inventories of spare parts for repairs and the desire to ensure a uniform system. We believe that our large installed base of hydrants throughout the United States and Canada and our reputation for superior quality and performance, together with our incumbent specification position, have contributed to the leading positions of our key products. Our large installed base of approximately three million hydrants also leads to recurring sales as components of an installed hydrant are replaced from time to time.

Other Products and Services.  Mueller Co. manufactures a full line of metering products for the water industry, marketed under the Hersey brand name. These products have the capability to measure water from small residential flows to fire and master meter applications. Other products include pipe repair products, such as clamps and couplings used to repair leaks in water and gas distribution systems and municipal castings, such as manhole covers and street drain grates. We sell these products under the Mueller and Jones brand names. We also provide installation, replacement and maintenance services on new and existing valves, hydrants and service lines under the Mueller Service brand name. Services include wet taps, dry installs, line stops and main-to-meter connections with full excavation and refurbishment.

U.S. Pipe

U.S. Pipe manufactures a broad line of ductile iron pipe, restraint joint products, fittings and other ductile cast iron products. Ductile iron is a cast iron that is heat-treated to make it less brittle. U.S. Pipe’s net sales were $546.0 million, $537.1 million and $594.7 million during fiscal 2008, 2007 and 2006, respectively. Net sales in fiscal 2006 include a small amount of sales from valve and hydrant product lines that were transferred to Mueller Co. in January 2006.

Our ductile iron pipe typically ranges from 4 inches to 64 inches in diameter and up to 20 feet in length. Most of our pipe is sold in 18 feet lengths. Ductile iron pipe is used primarily for potable water distribution systems, small water system grids, reinforcing distribution systems (including looping grids and supply lines), major water transmission mains, wastewater collection systems, sewer force mains and water and wastewater treatment plants. We believe ductile iron pipe is preferred for most municipal uses because of its strength, ductility and long-lasting life.

Fast Fabricators also manufactures and sells a broad line of fabricated pipe, coated pipe and lined pipe products used primarily in wastewater treatment facilities.

Anvil

Anvil products include a variety of fittings, couplings, hangers, nipples, valves and related pipe products. Anvil’s net sales were $595.2 million, $555.8 million and $534.6 million in fiscal 2008, 2007 and 2006, respectively. Approximately $229.7 million, $200.4 million and $179.4 million, respectively, of these net sales were of purchased products. Our products are principally used in fire protection systems, oilfield and HVAC applications.

The majority of Anvil products are not specified by an architect or an engineer, but are required to be manufactured to industry specifications, which could include material composition, tensile strength and various other requirements. Many products carry the Underwriters Laboratory (“UL”), Factory Mutual (“FM”) or other approval ratings.

Fittings and Couplings.  Anvil manufactures threaded and grooved pipe fittings. Pipe fittings and couplings join two pieces of pipe together. Listed below are the four primary categories of pipe fittings and couplings that we manufacture.

•	Cast Iron Fittings. Cast iron is the most economical threaded fittings material and is the standard used in the United States for low pressure applications such as sprinkler systems and other fire protection systems. We believe that the substantial majority of our cast iron products are is used in the fire protection industry, with the remainder used in steam and other HVAC applications.

•	Malleable Iron Fittings and Unions. Malleable iron is a cast iron that is heat-treated to make it stronger, allowing a thinner wall and a lighter product. Malleable iron is primarily used to join pipe in various gas, plumbing and HVAC applications.

•	Grooved Fittings, Couplings and Valves. Unlike typical pipe connections where pipes are connected by screwing them into a fitting or welding them together, grooved products use a threadless pipe-joining method that does not require welding. We purchase products, such as grooved copper and stainless steel fittings, to complement our grooved product offerings to enable us to better serve our customers’ project requirements.

•	Threaded Steel Pipe Couplings. Threaded steel pipe couplings are used by plumbing and electrical end users to join pipe and conduit and by pipe mills as threaded end protectors.

Hangers.  Anvil manufactures a broad array of pipe hangers and supports. Standard pipe hangers and supports are used in fire sprinkler systems and HVAC applications where the objective is to provide rigid support from the building structure. Special order, or engineered, pipe supports are used in nuclear and fossil power plants and petrochemical plants and refineries where the objective is to support a piping system that is subject to thermal, dynamic or seismic movement.

Nipples.  Anvil manufactures pipe nipples, which are used to expand or compress the flow between pipes of different diameters. The pipe nipple product line is a complementary product offering and is packaged with cast iron for fire protection products, with malleable iron for industrial applications, with our forged steel products for oil & gas and chemical applications and as a general plumbing item.

Other Products.  Anvil also distributes other products including (a) forged steel pipe fittings, hammer unions, bull plugs and swage nipples which are used to connect pipe in oil & gas applications and (b) standard steel and polyvinyl chloride (“PVC”) conduit couplings and elbows used to carry wire and cable in electrical applications.

Sales, Marketing and Distribution

Mueller Co.

Mueller Co. sells its products to a wide variety of customers, including municipalities, water and wastewater utilities, gas utilities, fire protection and construction contractors. These products are usually sold to our distributors, who then sell them to end users working to construct, replace or upgrade a water, wastewater, gas or fire protection system. In limited cases, end users of our products, including municipalities and utilities, buy products directly from us, most often as part of a program to repair, replace or upgrade existing infrastructure. Sales of our products are heavily influenced by the specifications for the underlying projects. Approximately 19%, 16% and 12% of Mueller Co.’s net sales were to Canadian customers in fiscal 2008, 2007 and 2006 respectively.

At September 30, 2008, Mueller Co. had 99 sales representatives in the field and 116 inside marketing and sales professionals, as well as 50 non-employee manufacturers’ representatives. In addition to calling on distributors, these representatives also call on municipalities, water companies and other end users to ensure that the products specified for their projects are comparable to our products, or our products are specifically specified. Municipalities often require contractors to use the same products that have been historically used by that municipality.

Mueller Co.’s large installed base, broad product range and well-known brands have led to our long-standing relationships with all of the leading distributors in the industries we serve. We generally ship our products directly to distributors from our plants. Our distribution network covers all of the major locations for our products in the United States and Canada. Although we have long-term relationships with most of our top distributors, we typically do not have long-term contracts with our distributors and we do not have written contracts with our two largest distributors. These top two distributors accounted for approximately 36%, 41% and 44% of Mueller Co.’s net sales in fiscal 2008, 2007 and 2006, respectively. The loss of either of these distributors could have a material adverse effect on our businesses. See “Item 1A. RISK FACTORS—We depend on a group of major distributors for a significant portion of our sales; any loss of these distributors could reduce our sales and continuing consolidation could cause price pressure.”

U.S. Pipe

U.S. Pipe products are sold primarily to waterworks distributors, contractors, municipalities, utilities and other governmental agencies. A substantial percentage of ductile iron pipe orders result from contracts that are bid by contractors or directly issued by municipalities or utilities. An increasing portion of ductile iron pipe sales is made through independent waterworks distributors. We maintain numerous supply depots in leased space throughout the United States.

At September 30, 2008, U.S. Pipe had a sales force of 51 sales representatives in the field and in-house and sales engineers who sell our products throughout the United States. We have divided the United States into four geographic territories, each managed by a regional sales manager. Non-U.S. orders are taken by our in-house sales personnel and through third-party representatives.

U.S. Pipe’s top customer, a distributor with whom we do not have a written contract, represented approximately 17%, 24% and 29% of U.S. Pipe’s net sales in fiscal 2008, 2007 and 2006, respectively. We believe the loss of this customer could have a material adverse effect on our businesses. See “Item 1A. RISK FACTORS— We depend on a group of major distributors for a significant portion of our sales; any loss of these distributors could reduce our sales and continuing consolidation could cause price pressure.”

Anvil

Approximately 71%, 72% and 74% of Anvil’s net sales were to customers in the United States during fiscal 2008, 2007 and 2006, respectively. Approximately 26% of Anvil’s net sales were to Canadian customers during fiscal 2008, 2007 and 2006.

Anvil’s sales in the United States are primarily to distributors who then sell the products to a wide variety of end users including commercial contractors. At September 30, 2008, Anvil’s sales force in the United States consisted of 157 sales and customer service representatives and 15 independent sales representatives. Anvil products are shipped primarily from four major regional distribution centers from which we are generally able to provide 24-hour turnaround, as typically required by our customers.

In Canada, approximately 80% of Anvil’s net sales are directly to contractors and, through Anvil’s Mueller Flow Control division, approximately 20% of Anvil’s net sales are to distributors. Canadian end users are similar to those in the United States. Anvil’s Canadian sales force consists of 100 sales and customer service employees. Products sold to contractors are shipped from 18 branch locations throughout Canada. Each of Canada’s five major provinces has at least one branch location for sales to distributors.

Anvil generally does not have written contracts with its distributors, although we have long-term relationships with most of our top distributors. Our top three distributors together accounted for approximately 13% of our net sales in each of fiscal 2008, 2007 and 2006. The loss of any one of these distributors could have a material adverse effect on our businesses. See “Item 1A. RISK FACTORS — We depend on a group of major distributors for a significant portion of our sales; any loss of these distributors could reduce our sales and continuing consolidation could cause price pressure.”

Backlog

Backlog is not significant for the Company, except for U.S. Pipe and the Henry Pratt division of Mueller Co. Other Mueller Co. divisions and Anvil generally manufacture products from raw materials in stock and deliver them to customers typically within two to four weeks from receipt of the order, depending upon customer delivery specifications. Henry Pratt manufactures parts for large projects that typically require design and build specifications. The delivery lead time for parts used for these projects can be as long as nine months. Backlog for U.S. Pipe and Henry Pratt is presented below.

	September 30,
	2008	2007
	(in millions)

U.S. Pipe	$67.1	$67.4
Henry Pratt	81.5	74.8

Manufacturing

See “Item 2. PROPERTIES” for a description of our principal manufacturing facilities.

Mueller Co.

Mueller Co. operates 13 manufacturing facilities in the United States, Canada and China. Our manufacturing operations include foundry, machining, fabrication, assembly, testing and painting operations. Not all facilities perform each of these operations. Our existing manufacturing capacity is sufficient for near-term requirements. We have no current plans to expand capacity. We plan to continue to maximize operational efficiencies throughout all of our plants through the use of LEAN Manufacturing techniques, which is a methodology that focuses on improving process, cost, quality, and safety.

Mueller Co. foundries use two casting techniques, lost foam and green sand. We utilize lost foam technology for fire hydrant production in our Albertville, Alabama facility and for iron gate valve production in our Chattanooga, Tennessee facility. The lost foam process has several advantages over the green sand process for high-volume products, including a reduction in the number of manual finishing operations, lower scrap levels and the ability to reuse some of the materials. The selection of the appropriate casting method, pattern, core-making equipment, sand and other raw materials depends on the final product and its complexity, specifications, function and intended production volume.

U.S. Pipe

U.S. Pipe operates three facilities in the United States for manufacturing ductile iron pipe. We utilize the DeLavaud centrifugal casting process, which consists of introducing molten iron into a rapidly turning steel mold and relying on the centrifugal force to distribute molten iron around the inner surface of the mold to produce ductile iron pipe of uniform quality. Construction and testing of U.S. Pipe’s new state-of-the-art ductile iron pipe manufacturing operation in Bessemer, Alabama is complete. We plan to continue to expand our use of LEAN Manufacturing and Six Sigma techniques to improve process, cost, quality, and safety.

In November 2007, we announced our intent to cease our ductile iron pipe manufacturing operations in Burlington, New Jersey. These manufacturing operations ceased during the year ended September 30, 2008. This facility continues to be used as a full-service distribution center for customers in the Northeast.

Fast Fabricators operates a small number of relatively small facilities throughout the United States that primarily fabricate, coat and line ductile iron pipe.

Anvil

Anvil operates 11 manufacturing facilities in the United States and Canada. Our manufacturing operations include foundry, heat treating, machining, fabricating, assembling, testing and painting operations. Not all facilities perform each of these operations. Our foundry operations employ automated vertical and horizontal green sand molding equipment. Our products are made in a high volume production environment using high-speed computer controlled machines and other automated equipment. We expect to continue to invest in modern manufacturing technology to maintain our competitiveness in quality and productivity.

Raw Materials and Purchased Components

Our products are made using several basic raw materials, including scrap steel and iron, sand, resin, brass ingot, steel pipe, coke and various purchased components. These materials have been and are expected to be readily available and competitively priced.

We generally do not hedge our exposure to raw material price changes. Our businesses have been and could continue to be adversely affected by increases in the cost of our raw materials, as we may not be able to fully or timely pass cost increases on to our customers. We estimate that raw materials and purchased components used in manufacturing processes as a percentage of cost of sales for fiscal 2008 were 13% and 43%, respectively, for Mueller Co., 23% and 44%, respectively, for Anvil and 46% and 8%, respectively, for U.S. Pipe. For the purpose of these estimates, raw materials exclude electricity, natural gas, water, oxygen and other ancillary items.

Scrap iron prices paid by U.S. Pipe peaked in July 2008 and were approximately 240% of July 2007 prices. Prices paid throughout fiscal 2008 were higher than corresponding prices paid 12 months earlier. Scrap iron prices have since decreased significantly. The price paid by U.S. Pipe in October 2008 was approximately 60% lower than the price paid in July 2008 and approximately 20% lower than the price paid in October 2007.

Brass prices have moved directionally similar to scrap iron prices, but brass price changes have not been as extreme as scrap iron price changes since the beginning of fiscal 2008. For example, brass prices did not increase as much as scrap iron and decreased approximately 20% during October 2008 compared to July 2008.

We can give no assurances that the price of raw materials will remain at current levels or that we will be able to increase prices to our customers to offset any future cost increases. See “Item 1A. RISK FACTORS—Our businesses are subject to risk of price increases and fluctuations and delay in the delivery of raw materials and purchased components.”

Research and Development

Our research and development (“R&D”) facilities are located in Smithfield, Rhode Island and Bessemer, Alabama. The primary focus of these groups is to develop new products, improve and refine existing products, and obtain and assure compliance with industry approval certifications or standards (such as American Water Works Association, UL, FM and NSF International). At September 30, 2008, we employed 38 people dedicated to R&D activities, of which 20 were degreed engineers. We actively seek patent protection where possible to prevent copying of our proprietary products.

Ideas are generated by manufacturing, marketing or R&D personnel. In order for development of a project to begin, all three of these disciplines must agree on the suitability of the project and determine an estimated return on investment. After approval, it typically takes 6 to 12 months to tool, test and start production. The R&D team typically works on various products simultaneously.

R&D expenses were $5.7 million, $4.6 million and $5.7 million during fiscal 2008, 2007 and 2006, respectively.

Patents, Licenses and Trademarks

We have active patents and trademarks relating to the design of our products and trademarks for our brands and products. Most of the patents for technology underlying our products have been in the public domain for many years, and existing third-party patents are not considered, either individually or in the aggregate, to be material to our businesses. However, the pool of proprietary information, consisting of know-how and trade secrets relating to the design, manufacture and operations of our products is considered particularly important and valuable. We generally own the rights to the products that we manufacture and sell and are not dependent in any material way upon any license or franchise to operate. U.S. Pipe has granted numerous trademark licenses around the world with respect to its uniform family of ductile iron pipe accessories, such as joint restraint systems.

Seasonality

See “Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Effect of Inflation; Seasonality.”

Competition

The U.S. and non-U.S. markets for water infrastructure, flow control and piping component system products are competitive. However, for most of our product offerings, there are only a few competitors. Although many of our competitors are well-established companies with strong brand recognition, we believe that each of our key product offerings is competitive. We consider our installed base, product quality, service, brand recognition, price, effectiveness of distribution and technical support to be primary competitive factors.

The competitive environment for Mueller Co. products is mature and most end users are slow to transition to brands other than the historically preferred brand. It is difficult to increase market share in this environment. We believe that Mueller Co. fire hydrants and valves enjoy strong competitive positions based largely on their quality, dependability and strong brand names. The principal competitors for hydrants and iron gate valves are McWane, Inc. and American Cast Iron Pipe Company. The primary competitors for our brass products are The Ford Meter Box Company, Inc. and A.Y. McDonald Mfg. Co. Many brass valves are interchangeable among different manufacturers.

The ductile iron pipe industry is highly competitive with a small number of manufacturers of ductile iron pipe and fittings. Our major competitors are McWane, Inc., Griffin Ductile Iron Pipe Company and American Cast Iron Pipe Company. Additional competition for ductile iron pipe comes from pipe composed of other materials, such as PVC, high-density polyethylene (“HDPE”), concrete, fiberglass, reinforced plastic and steel. Although ductile iron pipe is typically more expensive to purchase than competing forms of pipe, ductile iron pipe has the advantages of longevity, strength, ease of installation, lack of maintenance problems and environmental sustainability.

The competitive environment for Anvil’s products is highly competitive, price sensitive and vulnerable to the increased acceptance of products produced in perceived low-cost countries, such as China and India. We compete primarily on the basis of availability, service and price. Our primary competitors in the United States are Ward Manufacturing L.L.C. for cast iron and malleable iron fittings, Victaulic Company and the Tyco Engineered Products and Services segment of Tyco International Ltd. for ductile grooved fittings and ERICO International Corporation, NIBCO INC. and Carpenter & Paterson, Inc. for pipe hangers. Our mechanical and industrial customers have been slower to accept products manufactured outside the United States than our fire protection customers.

Environmental Matters

We are subject to a wide variety of laws and regulations concerning the protection of the environment, both with respect to the construction and operation of many of our plants and with respect to remediating environmental conditions that may exist at our own and other properties. We strive to maintain substantial compliance with federal, state and local environmental laws and regulations. We accrue for environmental expenses resulting from existing conditions that relate to past operations when the costs are probable and reasonably estimable. These expenses were $6.8 million, $8.0 million and $2.3 million during fiscal 2008, 2007 and 2006, respectively. We capitalize environmental expenditures that increase the life or efficiency of property or reduce or prevent environmental contamination. Capital expenditures for environmental requirements are anticipated to be approximately $3.2 million during fiscal 2009. Capitalized environmental-related expenditures were $2.9 million, $16.2 million and $4.7 million during fiscal 2008, 2007 and 2006, respectively.

In September 1987, we implemented an Administrative Consent Order (“ACO”) for our Burlington, New Jersey plant that was required under the New Jersey Environmental Cleanup Responsibility Act (now known as the Industrial Site Recovery Act). The ACO required soil and ground water cleanup, and we have completed, and have received final approval on, the soil cleanup required by the ACO. U.S. Pipe continues to pump and treat ground water at this site. Further remediation could be required. We expect any such remediation costs to be minimal. Long-term ground water monitoring is also required to verify natural attenuation. We do not know how long ground water monitoring will be required, and do not believe monitoring or further cleanup costs, if any, will have a material adverse effect on our financial condition or results of operations.

In June 2003, Solutia, Inc. and Pharmacia Corporation (collectively “Solutia”) filed suit against U.S. Pipe and a number of co-defendant foundry-related companies in the U.S. District Court for the Northern District of Alabama for contribution and cost recovery allegedly incurred and to be incurred by Solutia in performing remediation of polychlorinated biphenyls (“PCBs”) and heavy metals in Anniston, Alabama, pursuant to a partial consent degree with the Environmental Protection Agency (“EPA”). U.S. Pipe and certain co-defendants subsequently reached a settlement with the EPA concerning their liability for certain contamination in and around Anniston, which was memorialized in an Administrative Order and Order on Consent (“AOC”) that became effective in January 2006. U.S. Pipe has reached a settlement agreement whereby Phelps Dodge Industries, Inc., a co-defendant and co-respondent on the AOC, has assumed U.S. Pipe’s obligation to perform the work required under the AOC.

U.S. Pipe and the other settling defendants contend that the legal effect of the AOC extinguishes Solutia’s claims and they filed a motion for summary judgment to that effect. Discovery in this matter was stayed while the motion for summary judgment was pending. The court recently issued a summary judgment order, holding that plaintiffs’ claims for contribution are barred by the AOC but giving plaintiffs the right to seek to recover cleanup costs they voluntarily incurred. The court granted a motion for immediate appeal to the Eleventh Circuit Court of Appeals, but the Eleventh Circuit Court of Appeals declined to take the appeal. We currently have no basis to form a view with respect to the probability or amount of liability in this matter.

U.S. Pipe and a number of co-defendant foundry-related companies were named in a putative civil class action case originally filed in April 2005 in the Circuit Court of Calhoun County, Alabama, and removed by defendants to the U.S. District Court for the Northern District of Alabama under the Class Action Fairness Act. The putative plaintiffs in the case filed an amended complaint with the U.S. District Court in December 2006. The amended complaint alleged state law tort claims (negligence, failure to warn, wantonness, nuisance, trespass and outrage) arising from the creation and disposal of “foundry sand” alleged to contain harmful levels of PCBs and other toxins, including arsenic, cadmium, chromium, lead and zinc. The plaintiffs originally sought damages for real and personal property and for other unspecified personal injury. On June 4, 2007, a motion to dismiss was granted to U.S. Pipe and certain co-defendants as to the claims for negligence, failure to warn, nuisance, trespass and outrage. The remainder of the complaint was dismissed with leave to file an amended complaint. On July 6, 2007, plaintiffs filed a second amended complaint, which dismissed prior claims relating to U.S. Pipe’s former facility located at 2101 West 10th Street in Anniston, Alabama and no longer alleges personal injury claims. Plaintiffs filed a third amended complaint on July 27, 2007. U.S. Pipe and the other defendants have moved to dismiss the third amended complaint. On September 24, 2008, the court issued an order on the motion, dismissing the claims for trespass and permitting the plaintiffs to move forward with their claims of nuisance, wantonness and negligence. We believe that numerous procedural and substantive defenses are available. At present, we have no reasonable basis to form a view with respect to the probability or amount of liability in this matter.

Environmental advocacy groups, relying on standards established by California’s Proposition 65, are seeking to eliminate or reduce the content of lead in water infrastructure products offered for sale in California and other jurisdictions. Some of our subsidiaries previously entered into settlement agreements with these environmental advocacy groups to modify products or offer substitutes for sale in California. California recently passed Assembly Bill No. 1953 that redefines, as of January 1, 2010, the term “lead free” to refer to a weighted average lead content of the wetted surface area of the pipes, fittings and fixtures of not more than 0.25%. Mueller Co. intends to reduce shipments of brass products containing lead to customers in California in fiscal 2009. Legislation to substantially restrict lead content in water infrastructure products also has been introduced in the U.S. Congress. Congress or state jurisdictions may enact similar legislation to restrict the content of lead in water products. Although Mueller Co. now produces no-lead brass products, most of Mueller Co.’s brass valve products contain small amounts of lead.

In March 2004, Anvil entered into a Consent Order with the Georgia Department of Natural Resources regarding alleged hazardous waste violations at Anvil’s former foundry facility in Statesboro, Georgia. Pursuant to the Consent Order, we agreed to pay a monetary fine of $50,000 and pay an additional $50,000 to fund a supplemental environmental project. We have also agreed to perform various investigatory and remedial actions at our foundry and landfill. These total estimated costs have been accrued.

During fiscal 2008 and 2007, we incurred a total of approximately $1.0 million and $10.4 million, respectively, of capital expenditures at our iron foundries to comply with the EPA’s National Emissions Standards for Hazardous Air Pollutants, which were issued in April 2004.

Although no assurances can be given that we will not be required in the future to make material expenditures relating to environmental laws or legally mandated site cleanup, we do not believe at this time that the compliance and cleanup costs, if any, associated with the current laws and sites for which we have cleanup liability or any other future sites will have a material adverse effect on our financial condition or results of operations.

In fiscal 2007 and 2005, we entered into settlement and release agreements with a former insurer whereby the former insurer agreed to pay $1.6 million and $5.1 million, respectively, net of legal fees, to us for historical insurance claims we had previously expensed as incurred. Such claims had not previously been submitted to the insurance company for reimbursement. We released the insurer of both past and future claims.

In the acquisition agreement pursuant to which a predecessor to Tyco International Ltd. (“Tyco”) sold our Mueller Co. and Anvil businesses to the prior owners of these businesses in August 1999, Tyco agreed to indemnify us and our affiliates, among other things, for all “Excluded Liabilities.” Excluded Liabilities include, among other things, substantially all liabilities relating to the time prior to August 1999. The indemnity survives indefinitely. However, we may be responsible for these liabilities in the event that Tyco ever becomes financially unable to or otherwise fails to comply with the terms of the indemnity. In addition, Tyco’s indemnity does not cover liabilities to the extent caused by us or the operation of our businesses after August 1999, nor does it cover liabilities arising with respect to businesses or sites acquired after August 1999. In June 2007, Tyco was separated into three separate publicly traded companies. Should the entity or entities that assumed Tyco’s obligations under the acquisition agreement ever become financially unable or fail to comply with the terms of the indemnity, we may be responsible for such obligations or liabilities.

See “Item 3. LEGAL PROCEEDINGS”.

Safety

We continuously strive to improve on injury reduction to reduce recordable injuries and days away from work injuries. In fiscal 2008, our total recordable injury rate decreased by 36% to 4.3 injuries per 100 employees and our days away from work rate decreased by 43% to 0.80 cases per 100 employees compared to fiscal 2007. This translates into 191 fewer total cases and 46 fewer days away from work cases in fiscal 2008 compared to fiscal 2007. We estimate that our injury and illness prevention programs saved us approximately $0.8 million of costs in fiscal 2008 compared to our costs in fiscal 2007.

Regulatory Matters

The production and marketing of our products is subject to the rules and regulations of various federal, state and local agencies, including laws governing our relationships with distributors. Regulatory compliance has not had a material effect on our results to date. We are not aware of any pending legislation that is likely to have a material adverse effect on our operations. See “Item 3. LEGAL PROCEEDINGS,” and “Item 1A. RISK FACTORS—Our brass valve products contain lead, which may be replaced in the future”.

Employees

At September 30, 2008, we employed approximately 6,500 people, of whom approximately 90% work in the United States, and approximately 72% of our hourly workforce was covered by collective bargaining agreements. Our locations with employees covered by such agreements are presented below.

Expiration of
Location	current agreement(s)

Albertville, AL	September 2011
Bessemer, AL	October 2010
North Birmingham, AL	January 2009
Union City, CA	January 2011
Aurora, IL	August 2011
Decatur, IL	June 2012
University Park, IL	April 2010
Bloomington, MN	March 2009
Cincinnati, OH	June 2011
Columbia, PA	May 2011
Chattanooga, TN	September 2010, July 2011 and October 2011
Henderson, TN	December 2011
Houston, TX	January 2009
St. Jerome, Canada	November 2011
Simcoe, Canada	November 2009
British Columbia, Canada	December 2008
Montreal, Quebec, Canada	November 2007*

* Employees continue working under the terms of this agreement in lieu of a new agreement.

We believe that relations with our employees, including those represented by unions, are good.

Geographic Information

Geographic net sales information is presented below.

	United
	States	Canada	Other	Total
	(in millions)

Net sales:
Year ended September 30, 2008	$1,543.8	$292.3	$23.2	$1,859.3
Year ended September 30, 2007	1,560.4	265.4	23.2	1,849.0

Item 1A.	RISK FACTORS

Risks Relating to Our Business

Our businesses may suffer as a result of the downturn in new residential construction.

New water and wastewater infrastructure spending, which is dependent upon residential construction, is important to our businesses. Since January 2006, there have been steep declines in the construction of new homes, which have adversely impacted our volume in recent periods. Although residential construction activity is cyclical, it is unclear when the current decline will subside. An extended downtown in residential construction activity will negatively affect our sales, profitability and cash flows and could impair our ability to conduct our businesses as they have historically been conducted.

A portion of our business relies on local, state and federal spending related to infrastructure upgrade, repair and replacement.

A portion of our business depends on local, state and federal spending on water and wastewater infrastructure upgrade, repair and replacement. A significant percentage of our products are ultimately used by municipalities or other governmental agencies in water transmission and collection systems. As a result, our sales could decline as a result of declines in the number of projects planned by water agencies, government spending cuts, general budgetary constraints, difficulty in obtaining necessary permits or the inability of customers or end users to obtain financing. It is not unusual for water projects to be delayed and rescheduled for a number of reasons, including changes in project priorities and difficulties in complying with environmental and other government regulations. Spending growth in the infrastructure upgrade, repair and replacement sector may slow in the future if state and local governments’ budgets are negatively impacted by downturns in the economy. Even if favorable economic conditions exist, state and local governments may choose not to address deferred infrastructure needs among competing budget priorities. A decline in local, state and federal spending on infrastructure could lead to a further decline in our sales, profitability and cash flows.

A recent report of the U.S. Conference of Mayors estimates that state and local government funding generally provides 99% and 95% of the investment in drinking water and wastewater infrastructure, respectively. Funds for water infrastructure repair and replacement typically come from taxes or water rates. The ability of state and local governments to increase taxes or water rates may be limited. In addition, state and local governments that do not budget for capital depreciation in setting tax rates and water rates may be unable to pay for water infrastructure repair and replacement if they do not have other funding sources.

A portion of our business relies on cyclical non-residential construction.

A portion of our business depends on non-residential construction. Non-residential construction activity is cyclical and may lag general market downturns. We expect decreased non-residential construction activity in fiscal 2009 compared to fiscal 2008, especially in the latter part of the year. Independent forecasts of 2009 non-residential construction activity indicated a decline of 5% to 6% compared to 2008. Our products are used typically towards the end of a construction project, so the demand for our products in the earlier part of fiscal 2009 will be influenced by projects already underway at the end of fiscal 2008 that will be completed in fiscal 2009.

Our business is subject to risk of cost increases and fluctuations and delays in the delivery of raw materials and purchased components.

Our business is subject to the risk of cost increases and fluctuations and periodic delays in the timely delivery of raw materials and purchased components that are beyond our control. During fiscal 2008, we experienced unprecedented increases in scrap metal costs. Our operations require substantial amounts of raw materials or purchased components, such as scrap steel and iron, brass ingot, sand, resin, steel pipe and coke, as well as purchased components. Management estimates that raw materials and purchased components used in the manufacturing processes as a percentage of cost of sales for fiscal 2008 were 13% and 43%, respectively, for Mueller Co., 23% and 44%, respectively, for Anvil and 46% and 8%, respectively, for U.S. Pipe. For the purposes of these estimates, raw materials exclude electricity, natural gas, water, oxygen, and other ancillary items. In addition, if any of our supply arrangements cannot be continued, the availability of raw materials could be reduced or the price of raw materials could increase.

The availability and cost of certain raw materials, such as brass ingot and scrap steel, as well as purchased components are subject to economic forces largely beyond our control, including North American and international demand, freight costs, speculation and foreign currency exchange rates. We generally purchase raw materials at current market costs and do not hedge our exposure to cost changes. We are not always able, and may not be able in the future, to pass on increases in the cost of these raw materials to our customers. In particular, when raw material costs increase rapidly or to significantly higher than normal levels, we may not be able to pass cost increases through to our customers on a timely basis, if at all, which could lead to reductions of our income from operations, operating margins and cash flows. Any increases in the cost of raw materials and purchased components or decreases in their availability could impair our profitability.

We depend on a group of major distributors for a significant portion of our sales; any loss of these distributors could reduce our sales and continuing consolidation could cause price pressure.

Approximately 31% of our fiscal 2008 net sales were to our ten largest distributors, and approximately 24% of our fiscal 2008 net sales were to our three largest distributors: HDS IP Holding, LLC (“HD Supply”), Ferguson Enterprises, Inc. and American Water Works Supply. HD Supply accounted for 20% and 17% of net sales for Mueller Co. and U.S. Pipe, respectively. We do not have written contracts with any of our major distributors.

While our relationships with our ten largest distributors have been long-lasting, distributors in our industry have experienced consolidation in recent years. For example, The Home Depot, Inc. acquired National Waterworks Holdings, Inc. in 2005 and then acquired Hughes Supply, Inc. in March 2006. These acquired businesses along with the related business from The Home Depot Inc. have been merged into one entity operating as HD Supply, which became an independent company in August 2007. As a result, two of our three historically largest distributors have been combined under common control. In addition, our distributors could be acquired by other distributors who buy products from our competitors. If consolidation among distributors continues, pricing pressure may result, which could lead to a decline in our sales and profitability. Further, our ability to retain our customers in the face of competition generally depends on a variety of factors, including the quality and price of our products and services and our ability to market our products effectively. The loss of any one of our top distributors could reduce our levels of sales and profitability.

Our industry is very competitive and some of our products are similar to those manufactured by our competitors.

The U.S. and non-U.S. markets for water infrastructure, flow control and piping component system products are competitive. While there are only a few competitors for most of our product offerings, many of our competitors are well-established companies with strong brand recognition. Anvil’s products in particular compete on the basis of price and are sold in fragmented markets with low barriers to entry. Also, competition for ductile iron pipe sold by U.S. Pipe comes not only from ductile iron pipe produced by a concentrated number of manufacturers, but also from pipe composed of other materials, such as polyvinyl chloride (“PVC”), high-density polyethelyne (“HDPE”), concrete, fiberglass, reinforced plastic and steel.

Competition from non-U.S. companies could increase and could harm our sales, profitability and cash flows.

In addition to competition from U.S. companies, we face the threat of competition from non-U.S. companies. The intensity of competition from non-U.S. companies is affected by fluctuations in the value of the U.S. dollar against their local currencies, by the cost to ship competitive products into North America and by the availability of trade remedies. Competition may also increase as a result of U.S. competitors shifting their operations or otherwise reducing their expenses by utilizing non-U.S. facilities or suppliers.

Interruption of normal operations at our key manufacturing facilities may impair our production capabilities.

Some of our key products, including fire hydrants, valves and ductile iron pipe, are manufactured at large manufacturing facilities. The operations at our major manufacturing facilities may be impaired by various operating risks, including, but not limited to:

•	catastrophic events such as fires, explosions, floods, earthquakes or other similar occurrences;

•	interruptions in raw materials or other manufacturing inputs;

•	adverse government regulations;

•	equipment breakdowns or failures;

•	violations of our permit requirements or revocation of permits;

•	releases of pollutants and hazardous substances to air, soil, surface water or ground water;

•	shortages of equipment or spare parts; and

•	labor disputes.

The occurrence of any of these events could impair our cash flows and results of operations.

Our brass valve products contain lead, which may be replaced in the future.

Environmental advocacy groups, relying on standards established by California’s Proposition 65, are seeking to eliminate or reduce the content of lead in water infrastructure products offered for sale in California and other jurisdictions. Some of our subsidiaries previously have entered into settlement agreements with these environmental advocacy groups to modify products or offer substitutes for sale in California. California recently passed Assembly Bill No. 1953 that redefines, as of January 1, 2010, the term “lead free” to refer to a weighted average lead content of the wetted surface area of the pipes, fittings and fixtures of not more than 0.25%. Mueller Co. intends to reduce shipments of brass products containing lead to customers in California in fiscal 2009. Legislation to substantially restrict lead content in water infrastructure products also has been introduced in the U.S. Congress. Congress or state jurisdictions may enact similar legislation to restrict the content of lead in water products. Although Mueller Co. now produces no-lead brass products, most of Mueller Co.’s brass valve products contain small amounts of lead.

We have limited experience operating as a stand-alone company.

We became a stand-alone publicly-traded company as a result of Walter Industries, Inc (“Walter Industries”) distributing our Series B common stock to the shareholders of Walter Industries on December 14, 2006 (the “Spin-off”). Our operating as a stand-alone publicly-traded company may place significant demands on our management, operational and technical resources. Our successful future performance will depend on our ability to function as a stand-alone publicly-traded company, to finance our operations and to adapt our information systems to changes in our businesses. Some of the financial information included in this annual report for the period prior to the Spin-off may not reflect what the operating results would have been had we been a stand-alone publicly-traded company.

We are subject to certain risks inherent in managing a decentralized organization.

We currently have three distinct business segments and operate under a decentralized organizational structure. The application of consistent accounting policies, internal controls, procedures and compliance programs across all of our operations may enhance efficiency and operating effectiveness and improve corporate information flows. We continue to communicate such policies, controls, procedures and programs and it could take time for such implementation to be complete. Further, we may need to modify existing compliance programs and processes to increase efficiency and operating effectiveness and improve corporate visibility into our decentralized operations and it could take time for any such modifications to be implemented across our operations. During the implementation periods, our decentralized operating approach could result in inconsistent management practices and procedures, which could adversely affect our businesses.

The financial and credit liquidity crisis may adversely affect our ability to borrow money or raise capital.

If the financial and credit liquidity crisis were to continue or become more severe it may impact our ability to obtain money under our credit facility. Although our lenders have made commitments to make funds available to us in a timely fashion, if the current financial and credit liquidity crisis continues or worsens, our lenders may be unable or unwilling to lend money pursuant to our line of credit. In addition, if we determine that it is appropriate or necessary to raise capital in the future, the future cost of raising funds through the debt or equity markets may be more expensive or those markets may be unavailable. If we were unable to use our line of credit or raise funds through debt or equity markets, it could materially and adversely affect our liquidity or our ability to follow our key growth strategies.

We may be unsuccessful in identifying, acquiring or integrating suitable acquisitions.

A part of our growth strategy depends on expansion, which we expect to occur primarily through acquisitions of businesses that can be successfully integrated into our existing businesses and that will provide us with complementary manufacturing capabilities, products, services, customers or end users. However, we may be unable to identify targets that will be suitable for acquisition. In addition, if we identify a suitable acquisition candidate, our ability to complete the acquisition will depend on a variety of factors, including our ability to finance the acquisition. Our ability to finance our acquisitions is subject to a number of factors, including the availability of adequate cash, cash flows from operations or acceptable financing terms and the terms of our debt instruments. In addition, there are many challenges to integrating acquired companies and businesses in our Company, including eliminating redundant operations, facilities and systems, coordinating management and personnel, retaining key employees, managing different corporate cultures and achieving cost reductions and cross-selling opportunities. We may not be able to meet these challenges in the future.

Our goodwill and identifiable intangible assets are subject to possible impairment charges.

At September 30, 2008, we had $871.5 million of goodwill and $789.8 million of identifiable intangible assets on our balance sheet. Goodwill and certain identifiable intangible assets are reviewed at least annually for impairment. Impairment may result from, among other things, deterioration in our performance, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of or affect the products and services sold by our businesses, and a variety of other factors. Any identified impairment must be expensed immediately as a charge to results of operations.

We have substantial debt and we may incur additional debt in the future.

At September 30, 2008, our total debt was $1,095.5 million. The level of our debt could have important consequences, including:

•	making it more difficult for us to satisfy our obligations under our debt instruments;

•	limiting cash flow available for general corporate purposes, including capital expenditures and acquisitions, because a substantial portion of our cash flows from operations must be dedicated to servicing our debt;

•	limiting our ability to obtain additional debt financing in the future for working capital, capital expenditures or acquisitions;

•	limiting our flexibility to react to competitive and other changes in our industry and economic conditions generally; and

•	exposing us to risks inherent in interest rate fluctuations because a substantial portion of our borrowings is at variable rates of interest, which could result in higher interest expense in the event of increases in interest rates.

We may not be able to generate sufficient cash to service all of our debt and may be forced to take other actions to satisfy our obligations under our debt, which may not be successful.

Our ability to pay or to refinance our debt will depend upon our future operating performance, which will be affected by our ability to succeed in carrying out our business plans and by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control. Our businesses may not generate sufficient cash flows from operations or future borrowings may not be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We cannot assure that we will maintain a level of liquidity from operating activities sufficient to permit us to pay the principal and interest on our indebtedness.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce investments, dividends and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness. However, we may not be able to accomplish these actions on satisfactory terms, or at all. In addition, these actions, if accomplished, could affect the operation and growth of our businesses and may not permit us to meet our debt service obligations.

We may not be able to satisfy our debt covenants.

Our senior credit facilities require the maintenance of specified financial ratios on a quarterly basis. In addition, our debt instruments require us to provide regular financial information to our lenders and bondholders. Such requirements generally may be satisfied by our timely filing with the Securities and Exchange Commission (“SEC”) of periodic reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our ability to satisfy those financial ratios or covenants can be affected by events beyond our control, and there is a risk that we will not meet those tests. A breach of any of these covenants could result in a default under our debt instruments. If an event of default is not remedied after the delivery of notice of default and lapse of any relevant grace period, the holders of our debt would be able to declare it immediately due and payable. Upon the occurrence of an event of default under our senior credit facilities, the lenders could also terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure the indebtedness under our senior credit facilities. We have pledged substantially all of our assets (including our intellectual property), other than the assets of our foreign subsidiaries, as security under the senior credit facilities. If the lenders under our senior credit facilities or holders of our outstanding notes accelerate the repayment of borrowings, we may not have sufficient assets to repay our senior credit facilities and our other indebtedness, which could negatively impact the value of our common stock and our ability to operate as a going concern. Further, the covenants in our debt instruments could limit our ability to engage in certain transactions.

Our business may be harmed by work stoppages and other labor relations matters.

We are subject to a risk of work stoppages and other labor relations matters because a large portion of our hourly workforce is represented by collective bargaining agreements. At September 30, 2008, approximately 72% of our hourly workforce was covered by these agreements. These employees are represented by locals from six different unions, including the Glass, Molders, Pottery, Plastics and Allied Workers International Union, which represents the largest number of our employees. Our labor agreements will be negotiated as they expire at various times through June 2012. Work stoppages for an extended period of time could impair our businesses. Labor costs are a significant element of the total costs involved in our manufacturing process, and an increase in the costs of labor could therefore harm our businesses. In addition, the freight companies that deliver our products to our customers generally use truck drivers represented by collective bargaining agreements, and our businesses could suffer if these truck drivers face work stoppages or support other work stoppages.

If the Employee Free Choice Act is adopted, it would be easier for our employees to obtain union representation and our businesses could suffer.

In 2007, the Employee Free Choice Act of 2007: H.R. 800 (“EFCA”) was passed in the U.S. House of Representatives. This bill or a variation of it could be enacted in the future and could have an adverse impact on our businesses. The EFCA aims to amend the National Labor Relations Act, by making it easier for workers to obtain union representation and increasing the penalties employers may incur if they engage in labor practices in violation of the National Labor Relations Act. The EFCA requires the National Labor Relations Board (“NLRB”) to review petitions filed by employees for the purpose of creating a labor organization and to certify a bargaining representative without directing an election if a majority of the bargaining unit employees have authorized designation of the representative. The EFCA also requires the parties to begin bargaining within 10 days of the receipt of the petition, or longer time if mutually agreed upon. In addition, if the union and employer cannot agree upon the terms of a first collective bargaining agreement within 90 days, which can be extended by mutual agreement, either party can request federal mediation, which could lead to binding arbitration if an agreement still cannot be reached after an additional 30 days which can be extended by mutual agreement. EFCA would also require the NLRB to seek a federal injunction against an employer whenever there is reasonable cause to believe that the employer has discharged or discriminated against an employee to encourage or discourage membership in the labor organization, threatened to discharge or otherwise discriminate against an employee in order to interfere with, restrain, or coerce employees in the exercise of guaranteed collective bargaining rights, or engaged in any other related unfair labor practice that significantly interferes with, restrains, or coerces employees in the exercise of such guaranteed rights. The EFCA adds additional remedies for such violations, including back pay plus liquidated damages and civil penalties to be determined by the NLRB not to exceed $20,000 per infraction.

Our sales are influenced by weather conditions and the level of construction activity at different times of the year; we may not be able to generate sales that are sufficient to cover our expenses during certain periods of the year.

Some of our products, including ductile iron pipe, are moderately seasonal, with lower sales in our first and second quarters when weather conditions throughout most of North America tend to be cold or wet resulting in lower levels of construction activity. This seasonality in demand has resulted in fluctuations in our sales and operating results. In order to satisfy demand during peak periods, we may incur costs associated with inventory build-up, and there can be no assurance that our projections as to future needs will be accurate. We have a backlog of orders for some products for which we have inadequate inventories, or which are made-to-order. Because many of our expenses are fixed, seasonal trends can cause reductions in our income from operations, profit margins and deterioration of our financial condition during periods of lower production or sales activity.

We may be subject to product liability or warranty claims that could require us to make significant payments.

We are exposed to product liability claims in the event that the use of our products results, or is alleged to result, in bodily injury or property damage. There is a risk that we will experience product liability or warranty losses in the future or that we will incur expenses to defend such claims. Such losses and expenses may be material. While we currently have product liability insurance, our product liability insurance coverage may not be adequate for any liabilities that may ultimately be incurred or the coverage may not continue to be available on terms acceptable to us. A successful claim brought against us in excess of our available insurance coverage could require us to make significant payments or a requirement to participate in a product recall may harm our reputation or profitability. Any such product claims can include costs to access and repair installed products, which can exceed our sales related to these products.

We rely on a predecessor to Tyco International Ltd. (“Tyco”) to indemnify us for certain liabilities and there is a risk that Tyco may become unable or fail to fulfill its obligations.

Under the terms of the acquisition agreement relating to the August 1999 sale by Tyco of the Mueller Co. and Anvil businesses to the prior owner of these businesses, we are indemnified by Tyco for all liabilities arising in connection with the operation of these businesses prior to their sale by Tyco, including with respect to products manufactured or sold prior to the closing of that transaction. The indemnity survives forever and is not subject to any dollar limits. In the past, Tyco has made substantial payments and/or assumed defense of claims pursuant to this indemnification provision. However, we may be responsible for these liabilities in the event that Tyco ever becomes financially unable or fails to comply with, the terms of the indemnity. In addition, Tyco’s indemnity does not cover product liabilities to the extent caused by our products manufactured after that transaction. In June 2007, Tyco was separated into three separate publicly traded companies. Should the entity or entities that assumed Tyco’s obligations under the acquisition agreement ever become financially unable or fail to comply with the terms of the indemnity, we may be responsible for such obligations or liabilities. For more information about our potential product liabilities, see “Item 3. LEGAL PROCEEDINGS”.

We are subject to environmental, health and safety laws and regulations that could subject us to liability for fines, clean-ups and other damages, require us to incur significant costs to modify our operations and increase our manufacturing costs.

We are subject to various laws and regulations relating to the protection of the environment and human health and safety and must incur capital and other expenditures to comply with these requirements. Failure to comply with any environmental, health or safety requirements could result in the assessment of damages, or imposition of penalties, suspension of production, a required upgrade or change to equipment or processes or a cessation of operations at one or more of our facilities. Because these laws are complex, constantly changing and may be applied retroactively, there is a risk that these requirements, in particular as they change in the future, may impair our businesses profitability and results of operations.

In addition, we incurred costs to comply with the National Emissions Standards for Hazardous Air Pollutants for iron and steel foundries and for our foundries’ painting operations issued by the Environmental Protection Agency (“EPA”). See “Item 1. BUSINESS—Environmental Matters”. We may be required to conduct investigations and perform remedial activities that could require us to incur material costs in the future. Our operations involve the use of hazardous substances and the disposal of hazardous wastes. We may incur costs to manage these substances and wastes and may be subject to claims for damage for personal injury, property damages or damage to natural resources.

Our U.S. Pipe segment has been identified as a potentially responsible party liable under federal environmental laws for a portion of the cleanup costs with regard to two sites, one in Alabama and one in California, and is currently subject to an administrative consent order requiring certain monitoring and cleanup with regard to a New Jersey facility. Such cleanup costs could be substantial and could have a negative effect on our profitability and cash flows in any given reporting period. For more information about our environmental compliance and potential environmental liabilities, see “Item 1. BUSINESS—Environmental Matters.”

Compliance with the securities laws and regulations is likely to make it more difficult and expensive for us to maintain directors and officers liability insurance and to attract and retain qualified members of our Board of Directors.

We expect the Sarbanes-Oxley Act and the rules and regulations subsequently implemented by the SEC and the Public Company Accounting Oversight Board to continue to impose compliance burdens and costs on us. Those rules and regulations may make it more difficult and expensive for us to maintain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to maintain coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified members of our Board of Directors, particularly to serve on our audit committee, and executive officers.

Our businesses and ability to compete could suffer if we fail to protect our intellectual property.

Our businesses depend upon our technology and know-how, which is largely developed internally. While we believe that none of our operating units is substantially dependent on any single patent, trademark, copyright or other form of intellectual property, we rely on a combination of patent protection, copyright and trademark laws, trade secrets protection, employee and third party confidentiality and nondisclosure agreements and technical measures to protect our intellectual property rights. There is a risk that the measures we take to protect our intellectual property rights may not be adequate to deter infringement, misappropriation or independent third-party development of our technology or to prevent an unauthorized third party from obtaining or using information or intellectual property that we regard as proprietary or to keep others from using brand names similar to our own. The disclosure, misappropriation or infringement of our intellectual property could harm our competitive position. In addition, our actions to enforce our rights may result in substantial costs and diversion of management and other resources. We may also be subject to intellectual property infringement claims from time to time, which may result in our incurring additional expenses and diverting our resources to respond to these claims.

Our ability to sell our products could suffer if transportation for our products becomes unavailable or uneconomic for our customers.

Transportation costs are a critical factor in a customer’s purchasing decision. Increases in transportation costs could make our ductile iron pipe and other products less competitive with the same or alternative products from competitors.

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

Our required pension contributions may increase.

A significant portion of the assets invested in our defined benefit pension plans are invested in equity securities. A large majority of equity securities have declined in value during the general timeframe of late September through the latter part of November 2008 in response to general economic turmoil and the credit crisis in particular. The level of pension plan assets compared to pension plan liabilities at various measurement dates influences the level of future contributions to be made to these pension plans. The reduced value of pension plan assets could increase future pension plan contributions.

Risks Relating to Our Relationship with Walter Industries

We may have substantial additional liability for federal income tax allegedly owed by Walter Industries.

Each member of a consolidated group for federal income tax purposes is severally liable for the federal income tax liability of each other member of the consolidated group for any year in which it is a member of the group at any time during such year. Each member of the Walter Industries consolidated group, which included us (including our subsidiaries) through December 14, 2006, is also jointly and severally liable for pension and benefit funding and termination liabilities of other group members, as well as certain benefit plan taxes. Accordingly, we could be liable under such provisions in the event any such liability is incurred, and not discharged, by any other member of the Walter Industries consolidated group for any period during which we were included in the Walter Industries consolidated group.

A dispute exists with regard to federal income taxes for fiscal years 1980 to 1994 and 1999 to 2001 allegedly owed by the Walter Industries consolidated group, which included U.S. Pipe during these periods. According to Walter Industries’ quarterly report on Form 10-Q for the period ended September 30, 2008, Walter Industries’ management estimates that the amount of tax claimed by the IRS is approximately $34.0 million for issues currently in dispute in bankruptcy court for matters unrelated to us. This amount is subject to interest and penalties. In addition, the Internal Revenue Service has issued a Notice of Proposed Deficiency assessing additional tax of $82.2 million for the Walter Industries tax years ended May 31, 2000, December 31, 2000 and December 31, 2001. As a matter of law, we are jointly and severally liable for any final tax determination, which means that in the event Walter Industries is unable to pay any amounts owed, we would be liable. Walter Industries disclosed in the above mentioned Form 10-Q that they believe their filing positions have substantial merit and that they intend to defend vigorously any claims asserted.

The tax allocation agreement between us and Walter Industries allocates to us certain tax risks associated with the Spin-off.

Walter Industries effectively controlled all of our tax decisions for periods during which we were a member of the Walter Industries consolidated federal income tax group and certain combined, consolidated or unitary state and local income tax groups. Under the terms of the income tax allocation agreement between Walter Industries and us dated May 26, 2006, we generally compute our tax liability on a stand-alone basis, but Walter Industries has sole authority to respond to and conduct all tax proceedings (including tax audits) relating to our federal income and combined state returns, to file all such returns on behalf of us and to determine the amount of our liability to (or entitlement to payment from) Walter Industries for such periods. This arrangement may result in conflicts of interests between us and Walter Industries. In addition, the tax allocation agreement provides that if the Spin-off is determined not to be tax-free pursuant to Section 355 of the Internal Revenue Code of 1986, as amended, we generally will be responsible for any taxes incurred by Walter Industries or its shareholders if such taxes result from certain of our actions or omissions and for a percentage of any such taxes that are not a result of our actions or omissions or Walter Industries’ actions or omissions or taxes based upon our market value relative to Walter Industries’ market value. Additionally, to the extent that Walter Industries was unable to pay taxes, if any, attributable to the Spin-off and for which it is responsible under our tax allocation agreement, we could be liable for those taxes as a result of being a member of the Walter Industries consolidated group for the year in which the Spin-off occurred.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

Our principal properties are listed below.

		Size	Owned or
Location	Activity	(sq. ft.)	leased

Mueller Co.:
Albertville, AL	Manufacturing	422,481	Leased
Aurora, IL	Manufacturing	146,880	Owned
Decatur, IL	Manufacturing and selling, general and administration	467,044	Owned
Hammond, IN	Manufacturing	51,160	Owned
Cleveland, NC	Manufacturing	190,000	Owned
Bethlehem, PA	Manufacturing	104,000	Leased
Chattanooga, TN	Manufacturing	525,000	Owned
Cleveland, TN	Manufacturing	40,000	Owned
Murfreesboro, TN	Manufacturing	11,400	Owned
Murfreesboro, TN	Manufacturing	12,000	Leased
Brownsville, TX	Manufacturing	50,000	Leased
Calgary, Alberta	Distribution	11,000	Leased
Barrie, Ontario	Distribution	50,000	Leased
St. Jerome, Quebec	Manufacturing	55,000	Owned
Jingmen, China	Manufacturing	154,377	Owned

U.S. Pipe:
Bessemer, AL	Manufacturing	962,000	Owned
Birmingham, AL	Selling, general and administration	66,000	Owned
North Birmingham, AL	Manufacturing	360,000	Owned
Union City, CA	Manufacturing	139,000	Owned
Burlington, NJ	Distribution	329,000	Owned

Anvil:
Santa Fe Springs, CA	Distribution	37,815	Leased
University Park, IL	Distribution	192,000	Leased
Sparks, NV	Distribution	124,500	Leased
Portsmouth, NH	Selling, general and administration	13,740	Leased
Aurora, OH	Manufacturing	39,650	Leased
Columbia, PA	Manufacturing and distribution	663,000	Owned
Greencastle, PA	Manufacturing	132,743	Owned
Pottstown, PA	Manufacturing	46,000	Owned
Waynesboro, PA	Manufacturing	53,051	Owned
North Kingstown, RI	Manufacturing	136,868	Leased
Henderson, TN	Manufacturing	167,700	Owned
Grand Prairie, TX	Distribution	167,375	Leased
Houston, TX	Manufacturing and distribution	57,600	Owned
Houston, TX	Manufacturing	45,988	Owned
Longview, TX	Manufacturing	114,000	Owned
Simcoe, Ontario	Manufacturing and distribution	145,000	Owned

Corporate
Atlanta, GA	Corporate headquarters	24,728	Leased

We consider our facilities to be well-maintained and believe we have sufficient capacity to meet our anticipated needs through fiscal 2009. All of our U.S. facility leases and leasehold interests are encumbered by liens securing our obligations under our senior credit facilities. Our leased properties have terms expiring at various dates through September 2017.

Item 3.	LEGAL PROCEEDINGS

We are involved in various legal proceedings that have arisen in the normal course of operations, including the proceedings summarized below. The effect of the outcome of these matters on our future results of operations cannot be predicted with certainty as any such effect depends on future results of operations and the amount and timing of the resolution of such matters. Other than the litigation described below, we do not believe that any of our outstanding litigation would have a material adverse effect on our businesses, operations or prospects.

Environmental.  We are subject to a wide variety of laws and regulations concerning the protection of the environment, both with respect to the construction and operation of many of our plants and with respect to remediating environmental conditions that may exist at our own and other properties. We strive to maintain substantial compliance with federal, state and local environmental laws and regulations. We accrue for environmental expenses resulting from existing conditions that relate to past operations when the costs are probable and reasonably estimable. These expenses were $6.8 million, $8.0 million and $2.3 million during fiscal 2008, 2007 and 2006, respectively. We capitalize environmental expenditures that increase the life or efficiency of property or reduce or prevent environmental contamination. Capital expenditures for environmental requirements are anticipated to be approximately $3.2 million during fiscal 2009. Capitalized environmental-related expenditures were $2.9 million, $16.2 million and $4.7 million during fiscal 2008, 2007 and 2006, respectively.

In September 1987, we implemented an Administrative Consent Order (“ACO”) for our Burlington, New Jersey plant that was required under the New Jersey Environmental Cleanup Responsibility Act (now known as the Industrial Site Recovery Act). The ACO required soil and ground water cleanup, and we have completed, and have received final approval on, the soil cleanup required by the ACO. U.S. Pipe continues to pump and treat ground water at this site. Further remediation could be required. We expect any such remediation costs to be minimal. Long-term ground water monitoring is also required to verify natural attenuation. We do not know how long ground water monitoring will be also required, and do not believe monitoring or further cleanup costs, if any, will have a material adverse effect on our financial condition or results of operations.

In June 2003, Solutia Inc. and Pharmacia Corporation (collectively, “Solutia”) filed suit against U.S. Pipe and a number of co-defendant foundry-related companies in the U.S. District Court for the Northern District of Alabama for contribution and cost recovery allegedly incurred and to be incurred by Solutia in performing remediation of polychlorinated biphenyls (“PCBs”) and heavy metals in Anniston, Alabama, pursuant to a partial consent degree with the Environmental Protection Agency (“EPA”). U.S. Pipe and certain co-defendants subsequently reached a settlement with the EPA concerning their liability for certain contamination in and around Anniston, which was memorialized in an AOC that became effective in January 2006. U.S. Pipe has reached a settlement agreement whereby Phelps Dodge Industries, Inc., a co-defendant and co-respondent on the AOC, has assumed U.S. Pipe’s obligation to perform the work required under the AOC.

U.S. Pipe and the other settling defendants contend that the legal effect of the Administrative Order and Order on Consent (“AOC”) extinguishes Solutia’s claims and they filed a motion for summary judgment to that effect. Discovery in this matter was stayed while the motion for summary judgment was pending. The court recently issued a summary judgment order, holding that plaintiffs’ claims for contribution are barred by the AOC but giving plaintiffs the right to seek to recover cleanup costs they voluntarily incurred. The court granted a motion for immediate appeal to the Eleventh Circuit Court of Appeals, but the Eleventh Circuit Court of Appeals declined to take the appeal. We currently have no basis to form a view with respect to the probability or amount of liability in this matter.

U.S. Pipe and a number of co-defendant foundry-related companies were named in a putative civil class action case originally filed in April 2005 in the Circuit Court of Calhoun County, Alabama, and removed by defendants to the U.S. District Court for the Northern District of Alabama under the Class Action Fairness Act. The putative plaintiffs in the case filed an amended complaint with the U.S. District Court in December 2006. The amended complaint alleged state law tort claims (negligence, failure to warn, wantonness, nuisance, trespass and outrage) arising from the creation and disposal of “foundry sand” alleged to contain harmful levels of PCBs and other toxins, including arsenic, cadmium, chromium, lead and zinc. The plaintiffs originally sought damages for real and personal property and for other unspecified personal injury. On June 4, 2007, a motion to dismiss was granted to U.S. Pipe and certain co-defendants as to the claims for negligence, failure to warn, nuisance, trespass and outrage. The remainder of the complaint was dismissed with leave to file an amended complaint. On July 6, 2007, plaintiffs filed a second amended complaint, which dismissed prior claims relating to U.S. Pipe’s former facility located at 2101 West 10th Street in Anniston, Alabama and no longer alleges personal injury claims. Plaintiffs filed a third amended complaint on July 27, 2007. U.S. Pipe and the other defendants have moved to dismiss the third amended complaint. On September 24, 2008, the court issued an order on the motion, dismissing the claims for trespass and permitting the plaintiffs to move forward with their claims of nuisance, wantonness and negligence. We believe that numerous procedural and substantive defenses are available. At present, we have no reasonable basis to form a view with respect to the probability or amount of liability in this matter.

Environmental advocacy groups, relying on standards established by California’s Proposition 65, are seeking to eliminate or reduce the content of lead in water infrastructure products offered for sale in California and other jurisdictions. Some of our subsidiaries previously entered into settlement agreements with these environmental advocacy groups to modify products or offer substitutes for sale in California. California recently passed Assembly Bill No. 1953 that redefines, as of January 1, 2010, the term “lead free” to refer to a weighted average lead content of the wetted surface area of the pipes, fittings and fixtures of not more than 0.25%. Legislation to substantially restrict lead content in water infrastructure products also has been introduced in the U.S. Congress. Congress or state jurisdictions may enact similar legislation to restrict the content of lead in water products. Although Mueller Co. now produces no-lead brass products, most of Mueller Co.’s brass valve products contain small amounts of lead.

In March 2004, Anvil entered into a Consent Order with the Georgia Department of Natural Resources regarding alleged hazardous waste violations at Anvil’s former foundry facility in Statesboro, Georgia. Pursuant to the Consent Order, we agreed to pay a monetary fine of $50,000 and pay an additional $50,000 to fund a supplemental environmental project. We have also agreed to perform various investigatory and remedial actions at our foundry and landfill. These total estimated costs have been accrued.

During fiscal 2008 and 2007, we incurred a total of approximately $11.4 million of capital expenditures at our iron foundries to comply with the EPA’s National Emissions Standards for Hazardous Air Pollutants, which were issued in April 2004.

Although no assurances can be given that we will not be required in the future to make material expenditures relating to environmental laws or legally mandated site cleanup, we do not believe at this time that the compliance and cleanup costs, if any, associated with the current laws and sites for which we have cleanup liability or any other future sites will have a material adverse effect on our financial condition or results of operations.

In fiscal 2007 and 2005, we entered into settlement and release agreements with a former insurer whereby the former insurer agreed to pay $1.6 million and $5.1 million, respectively, net of legal fees, to us for historical insurance claims we had previously expensed as incurred. Such claims had not previously been submitted to the insurance company for reimbursement. We released the insurer of both past and future claims.

In the acquisition agreement pursuant to which a predecessor to Tyco International Ltd. (“Tyco”) sold our Mueller Co. and Anvil businesses to the prior owners of these businesses in August 1999, Tyco agreed to indemnify us and our affiliates, among other things, for all “Excluded Liabilities.” Excluded Liabilities include, among other things, substantially all liabilities relating to the time prior to August 1999. The indemnity survives indefinitely and is not subject to any deductibles or caps. However, we may be responsible for these liabilities in the event that Tyco ever becomes financially unable to or otherwise fails to comply with the terms of the indemnity. In addition, Tyco’s indemnity does not cover liabilities to the extent caused by us or the operation of our businesses after August 1999, nor does it cover liabilities arising with respect to businesses or sites acquired after August 1999. In June 2007, Tyco was separated into three separate publicly traded companies. Should the entity or entities that assumed Tyco’s obligations under the acquisition agreement ever become financially unable or fail to comply with the terms of the indemnity, we may be responsible for such obligations or liabilities.

Other Litigation.  We are parties to a number of other lawsuits arising in the ordinary course of our businesses, including product liability cases for products manufactured by us or third parties. We provide for costs relating to these matters when a loss is probable and the amount is reasonably estimable. Administrative costs related to these matters are expensed as incurred. The effect of the outcome of these matters on our future results of operations cannot be predicted with certainty as any such effect depends on future results of operations and the amount and timing of the resolution of such matters. While the results of litigation cannot be predicted with certainty, we believe that the final outcome of such other litigation is not likely to have a materially adverse effect on our consolidated financial statements.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended September 30, 2008.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Series A common stock has been listed on the New York Stock Exchange under the trading symbol MWA since May 26, 2006. Our Series B common stock has been listed on the New York Stock Exchange under the trading symbol MWA.B since December 14, 2006. Covenants contained in certain of the debt instruments referred to in Note 7 of “Notes to Consolidated Financial Statements” may restrict the amount we can pay in cash dividends. Future dividends will be declared at the discretion of our Board of Directors and will depend on our future earnings, financial condition and other factors.

The shares of Series A and Series B common stock have identical rights except that the Series A common stock has one vote per share and the Series B common stock has eight votes per share. The range of high and low sales prices of the Series A and Series B common stock and the dividends declared per share is presented below.

	Series A		Series B		Dividends
	High	Low	High	Low	per share

Year ended September 30, 2008:
4th quarter	$12.71	$7.12	$11.71	$5.48	$0.0175
3rd quarter	10.53	7.50	10.05	7.32	0.0175
2nd quarter	9.60	6.64	10.12	7.50	0.0175
1st quarter	14.18	8.98	11.98	8.35	0.0175
Year ended September 30, 2007:
4th quarter	$16.73	$11.77	$15.00	$10.47	$0.0175
3rd quarter	19.35	13.56	15.99	13.25	0.0175
2nd quarter	16.06	13.63	15.87	13.39	0.0175
1st quarter	16.34	13.16	15.03	14.61	0.0175

At September 30, 2008, there were 23 stockholders of record for our Series A common stock and 122 stockholders of record for our Series B common stock.

Equity Compensation Plan Information

The information regarding our compensation plans under which equity securities are authorized for issuance is set forth in “Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCHOLDER MATTERS”.

Sale of Unregistered Securities

We did not issue any unregistered securities during the year ended September 30, 2008.

Issuer Purchases of Equity Securities

During the three months ended September 30, 2008, we repurchased shares of our Series A common stock as presented below.

			Total number	Maximum
			of shares	number of
			purchased as	shares that may
	Number of	Average	part of publicly	yet be purchased
	shares	price paid	announced plans	under the plans
Period	purchased (1)	per share	or programs	or programs

July 1-31, 2008	774	$9.10	-	-
August 1-31, 2008	-	-	-	-
September 1-30, 2008	-	-	-	-

(1)	Consists of shares surrendered to the Company to pay the tax withholding obligations in connection with the vesting of restricted stock units issued to employees.

Stock Price Performance Graphs

The following line graphs compare the cumulative quarterly stock market performance of our Series A common stock and our Series B common stock with the Russell 2000 Stock Index (“Russell 2000”) and the Dow Jones U.S. Building Materials & Fixtures Index (“DJ Building Materials & Fixtures”). Our Series A common stock first traded on May 30, 2006 and our Series B common stock first traded on December 15, 2006.

Total return values were calculated based on cumulative total return assuming (i) the investment of $100 in our common stock, the Russell 2000 and the DJ Building Materials & Fixtures on the dates indicated and (ii) reinvestment of all dividends.

Comparison of Cumulative Total Returns
Assumes Initial Investment of $100
Total Return since May 26, 2006
Series A Common Stock

Comparison of Cumulative Total Returns
Assumes Initial Investment of $100
Total Return since December 14, 2006
Series B Common Stock

Item 6.	SELECTED FINANCIAL DATA

On October 3, 2005, Walter Industries Inc. (“Walter Industries”) acquired all outstanding shares of capital stock representing the Mueller Co. and Anvil businesses and contributed its U.S. Pipe business to form the Company as it currently exists. U.S. Pipe was deemed the acquirer of Mueller Co. and Anvil. Accordingly, U.S. Pipe’s historical financial information is used for the Company prior to October 3, 2005. The Company’s results of operations include Mueller Co. and Anvil beginning October 3, 2005. Net income (loss) per share was determined using 85.8 million shares outstanding for all periods prior to our initial public offering in June 2006. Effective September 30, 2005, the Company changed its fiscal year end to September 30. This change resulted in a nine month fiscal period in 2005. The nine months ended September 30, 2004 (unaudited) are shown for comparative purposes only. The selected financial and other data presented below should be read in conjunction with, and are qualified by reference to, “Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” and the consolidated financial statements and notes thereto included elsewhere in this annual report.

					Nine months ended		Year ended
	Year ended September 30,				September 30,		Dec. 31,
	2008	2007	2006	2005	2005	2004	2004
	(in millions, except per share data)

Statement of operations data:
Net sales	$1,859.3	$1,849.0	$1,933.4	$598.1	$456.9	$437.2	$578.4
Cost of sales (a)	1,420.3	1,385.8	1,525.7	530.7	402.2	402.9	531.4

Gross profit	439.0	463.2	407.7	67.4	54.7	34.3	47.0
Selling, general and administrative expenses (b)	274.6	253.2	250.1	46.4	31.3	30.7	45.9
Restructuring charges (c)	18.3	-	28.6	-	-	0.1	0.1

Income from operations	146.1	210.0	129.0	21.0	23.4	3.5	1.0
Interest expense, net	72.4	86.8	107.4	0.4	0.3	0.4	0.5
Interest expense due to Walter Industries	-	-	-	21.1	15.2	13.0	18.9
Loss on early extinguishment of debt	-	36.5	8.5	-	-	-	-

Income (loss) before income taxes	73.7	86.7	13.1	(0.5)	7.9	(9.9)	(18.4)
Income tax expense (benefit)	31.7	38.5	8.0	3.9	2.8	(3.9)	(2.9)

Net income (loss)	$42.0	$48.2	$5.1	$(4.4)	$5.1	$(6.0)	$(15.5)

Basic and diluted net income (loss) per share	$0.36	$0.42	$0.05	$(0.05)	$0.06	$(0.07)	$(0.18)

Other data:
Depreciation and amortization	$93.1	$101.4	$96.9	$25.9	$19.4	$20.0	$26.5
Capital expenditures	88.1	88.3	71.1	24.4	16.5	12.4	20.4
Balance sheet data (at September 30):
Cash and cash equivalents (d)	183.9	98.9	81.4	-		0.1	-
Working capital	755.6	709.7	680.0	188.7		176.6	163.5
Property, plant and equipment, net	356.8	351.8	337.0	149.2		152.2	152.9
Total assets	3,090.2	3,009.2	2,989.9	514.7		491.6	473.5
Amount due to Walter Industries	-	-	3.6	443.6		435.4	422.8
Total liabilities	1,761.3	1,698.2	1,762.9	669.9		626.7	618.6
Total equity (deficit)	1,328.9	1,311.0	1,227.0	(155.2)		(135.1)	(145.1)

(a)	The year ended September 30, 2006 includes $70.2 million of adjustments related to valuing Mueller Co. and Anvil inventory acquired on October 3, 2005 at fair value and $21.3 million of inventory write-offs and higher per unit overhead costs resulting from the closure of U.S. Pipe’s Chattanooga, Tennessee plant.

(b)	Includes:

- Credits for environmental-related insurance settlement benefits of $1.6 million during the year ended September 30, 2007, $5.1 million during the year and nine months ended September 30, 2005 and $1.9 million during the year ended December 31, 2004;

- Accrued expenses of $4.0 million relating to environmental liabilities during the year ended December 31, 2004 and a reversal of $1.0 million of that accrual during the year ended September 30, 2006; and

- Related party corporate charges from Walter Industries of $1.6 million, $8.0 million, $7.3 million, $5.4 million, $5.7 million, and $7.7 million during the years ended September 30, 2007, 2006, and 2005, the nine months ended September 30, 2005 and 2004, and the year ended December 31, 2004, respectively.

(c)	The year ended September 30, 2008 includes $18.3 million to cease manufacturing operations at U.S. Pipe’s Burlington, New Jersey facility. The year ended September 30, 2006 includes $28.6 million to close U.S. Pipe’s Chattanooga, Tennessee plant and transfer the valve and fire hydrant production of that plant to Mueller Co.’s Chattanooga, Tennessee and Albertville, Alabama plants.

(d)	Prior to October 3, 2005, the Company’s cash and cash equivalents were transferred daily to Walter Industries, effectively reducing the Company’s cash to virtually zero on a daily basis. Subsequent to October 3, 2005, daily cash transfers to Walter Industries ceased.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto that appear elsewhere in this annual report. This report contains certain statements that may be deemed “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. All statements, other than statements of historical fact, that address activities, events or developments that the Company’s management intends, expects, projects, believes or anticipates will or may occur in the future are forward-looking statements. Such statements are based upon certain assumptions and assessments made by management in light of their experience and their perception of historical trends, current conditions and expected future developments. Actual results and the timing of events may differ significantly from those projected in such forward-looking statements due to a number of factors, including those set forth in the section entitled “RISK FACTORS” in Item 1A of Part I of this annual report.

Overview

Organization

On October 3, 2005, Walter Industries Inc. (“Walter Industries”) acquired all outstanding shares of capital stock representing the Mueller Co. and Anvil businesses and contributed them to its U.S. Pipe business to form the Company as it currently exists. In December 2006, Walter Industries distributed to its shareholders all of its equity interests in the Company, consisting of all of the Company’s outstanding shares of Series B common stock.

References to a fiscal year refer to the 12 months ended September 30 of that calendar year.

Business

The Company is a leading North American manufacturer and marketer of a broad range of water infrastructure, flow control and piping component system products for use in water distribution networks and treatment facilities. We manage our businesses and report operations through three segments based largely on the products they sell and the customers they serve: Mueller Co., U.S. Pipe and Anvil.

Mueller Co.  Mueller Co. produces and sells valves, fire hydrants and related products primarily to the water and wastewater infrastructure markets. Mueller Co.’s sales are driven principally by spending on water and wastewater infrastructure upgrade, repair and replacement and new water and wastewater infrastructure. Effective January 1, 2006, U.S. Pipe transferred its valve and hydrant business to Mueller Co. Management estimates that a majority of Mueller Co.’s fiscal 2008 sales was for infrastructure upgrade, repair and replacement and the remainder for new infrastructure. A significant portion of Mueller Co.’s sales are made through its distributors. For most of Mueller Co.’s products, end-users choose the brand or establish product specifications. Management believes Mueller Co.’s reputation for quality, extensive distributor relationships, brand, installed base and coordinated marketing approach have helped Mueller Co. products to be “specified” as an approved product for use in most major metropolitan areas throughout the United States. Approximately 19%, 16% and 12% of Mueller Co.’s net sales were to Canadian customers in fiscal 2008, 2007 and 2006 respectively.

U.S. Pipe.  U.S. Pipe produces ductile iron pipe, restraint joints and related products and sells these products and fittings to water infrastructure and wastewater customers. U.S. Pipe products are sold primarily to waterworks distributors, contractors, municipalities, utilities and other governmental agencies. A substantial percentage of ductile iron pipe orders result from contracts that are bid by contractors or directly issued by municipalities or utilities. To support its customers’ inventory and delivery requirements, U.S. Pipe uses numerous storage depots throughout the country. Management estimates that a majority of U.S. Pipe’s fiscal 2008 sales were for new infrastructure, with the remainder for infrastructure upgrade, repair and replacement. U.S. Pipe acquired the assets of Fast Fabricators, Inc. (“Fast Fabricators”) in January 2007.

Anvil.  Anvil produces or sources pipe, fittings, pipe hangers and pipe nipples and a variety of related products and sells these products to a wide variety of end users, including non-residential construction contractors, municipalities, water and wastewater utilities and gas utilities. Sales of Anvil products are driven principally by spending on non-residential construction, including commercial, industrial, institutional and energy projects. Approximately 71%, 72% and 74% of Anvil’s net sales were to customers in the United States during fiscal 2008, 2007 and 2006, respectively. Approximately 26% of Anvil’s net sales were to Canadian customers during fiscal 2008, 2007 and 2006.

Developments and Trends

We have identified the following significant developments, trends and factors that may impact our future results:

•	We anticipate residential construction conditions will continue to be poor. New privately-owned housing starts declined 31% in fiscal 2008 compared to fiscal 2007. A continued downturn in new residential construction is likely to impact our operations negatively.

•	We believe we will benefit from projected spending increases for water infrastructure repair and replacement. A survey conducted by the American Water Works Association indicated that utility capital spending to replace or upgrade infrastructure will increase 17% in 2009. This survey was conducted prior to the economic turmoil in the fall of 2008, so it may be unreliable. However, we believe this survey is indicative of the long-term growth prospects for water infrastructure repair and replacement spending. Several states and other local jurisdictions have recently passed referendums that could result in increased funding for water infrastructure spending.

•	A portion of our business depends on non-residential construction. Non-residential construction activity is cyclical. We expect decreased non-residential construction activity in fiscal 2009 compared to fiscal 2008 especially in the latter part of the year. Our products are typically used towards the completion of a construction project, so the demand for our products in the earlier part of fiscal 2009 will be influenced by projects already underway at the end of fiscal 2008 that will be completed in fiscal 2009.

•	Anvil’s management expects to continue to increase sourcing of products from outside the United States and Canada. These sourced products typically have lower gross margins.

•	As a result of reduced demand for our products, many manufacturing facilities are operating at volumes less than their optimal capacity. These and similar inefficiencies result in higher per unit labor and overhead costs than under optimal operating conditions. These higher per unit costs adversely affect gross profit amounts and gross margin rates. These conditions may continue until there is significant improvement in demand for our products or we take further steps to reduce capacity. In November 2008, we announced reductions in our workforce at the fire hydrant and valve manufacturing facilities in Albertville, Alabama and Chattanooga, Tennessee.

•	The average costs of scrap iron and brass ingot were significantly higher in fiscal 2008 compared to fiscal 2007 and we implemented several price increases during fiscal 2008 in an attempt to recover higher raw material and purchased component costs. Only in the fourth quarter of fiscal 2008 did sales price increases exceed higher raw material and purchased component costs. Toward the end of fiscal 2008, scrap iron prices in particular began declining. This may put downward pressure on sales prices despite higher cost scrap iron still in inventory. We intend to maintain the sales price increases realized during fiscal 2008. Raw material costs are expected to remain volatile. The timing and extent to which we maintain our sales prices and how these sales prices react to changing raw material costs will be important factors to our future financial performance.

•	A significant portion of the assets invested in our defined benefit pension plans are invested in equity securities. A large majority of equity securities have declined in value during the general timeframe of late September through the latter part of November 2008 in response to general economic turmoil and the credit crisis in particular. The level of pension plan assets compared to pension plan liabilities at various measurement dates influences the level of future contributions to be made to these pension plans. The reduced value of pension plan assets could increase future pension plan contributions.

•	California has passed legislation that redefines the term “lead free” related to the sale of certain Mueller Co. products in California beginning in 2010. Mueller Co. intends to reduce shipments of brass products not meeting this new standard to customers in California in fiscal 2009. The federal government or other states may enact similar legislation to restrict the content of lead in water products. Although Mueller Co. now produces no-lead brass products, most of Mueller Co.’s brass valve products contain small amounts of lead.

Results of Operations

Year Ended September 30, 2008 Compared to Year Ended September 30, 2007

	Year ended September 30, 2008
	Mueller Co.	U.S. Pipe	Anvil	Corporate	Total
	(in millions)

Net sales	$718.1	$546.0	$595.2	$-	$1,859.3

Gross profit	$218.4	$43.8	$176.2	$0.6	$439.0

Operating expenses:
Selling, general and administrative	90.0	42.9	102.1	39.6	274.6
Restructuring	-	18.3	-	-	18.3

	90.0	61.2	102.1	39.6	292.9

Income (loss) from operations	$128.4	$(17.4)	$74.1	$(39.0)	146.1

Interest expense, net					72.4

Income before income taxes					73.7
Income tax expense					31.7

Net income					$42.0

	Year ended September 30, 2007
	Mueller Co.	U.S. Pipe	Anvil	Corporate	Total
	(in millions)

Net sales	$756.1	$537.1	$555.8	$-	$1,849.0

Gross profit	$235.8	$78.0	$149.6	$(0.2)	$463.2

Operating expenses:
Selling, general and administrative	81.1	44.6	92.2	35.3	253.2
Restructuring	-	-	-	-	-

	81.1	44.6	92.2	35.3	253.2

Income (loss) from operations	$154.7	$33.4	$57.4	$(35.5)	210.0

Interest expense, net					86.8
Loss on early extinguishment of debt					36.5

Income before income taxes					86.7
Income tax expense					38.5

Net income					$48.2

Consolidated Analysis

Net Sales.  Net sales were $1,859.3 million for the year ended September 30, 2008, an increase of $10.3 million, or 0.6%, from $1,849.0 million during fiscal 2007. Net sales increased principally due to approximately $82 million of higher pricing and approximately $21 million due to the favorable impact of Canadian foreign currency exchange rates that essentially offset approximately $104 million due to reduced volumes. Several price increases were implemented during fiscal 2008 affecting all of our principal products in response to higher raw material and purchased component costs. As a whole, higher sales prices did not offset higher raw material and purchased component costs until the fourth quarter of fiscal 2008. Approximately 15% of our net sales during fiscal 2008 and fiscal 2007 were denominated in Canadian dollars. The Canadian dollar was stronger than the U.S. dollar during fiscal 2008 compared to fiscal 2007. Sales volumes were lower during fiscal 2008 compared to fiscal 2007 principally due to continued weakness in residential construction. Volume declines particularly affected our Mueller Co. and U.S. Pipe businesses.

Gross Profit.  Gross profit was $439.0 million for the year ended September 30, 2008, a decrease of $24.2 million, or 5.2%, compared to $463.2 million during fiscal 2007. Gross margin was 23.6% for fiscal 2008 compared to 25.1% for fiscal 2007. Gross profit declined approximately $41 million due to lower volumes. Cost reductions of approximately $43 million more than offset approximately $35 million of higher per unit overhead costs due to reduced production volumes. Gross margin was diluted to the extent sales price increases were offset by increased costs for raw materials and purchased components.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $274.6 million for the year ended September 30, 2008, an increase of $21.4 million, or 8.5%, compared to $253.2 million for fiscal 2007. These expenses as a percentage of net sales were 14.8% for fiscal 2008 compared to 13.7% for fiscal 2007. Mueller Co. expenses increased approximately $9 million, most of which was due to higher compensation and other employee-related expenses. Anvil expenses increased approximately $10 million due mostly to higher commissions and costs associated with a realignment of Canadian distribution operations.

Restructuring Charges.  In November 2007, we announced our intention to close U.S. Pipe’s manufacturing operations in Burlington, New Jersey while retaining the facility as a full-service distribution facility for customers in the Northeast. In connection with this action, we also announced our intention to record restructuring charges of approximately $19.0 million. During fiscal 2008, we recorded $18.3 million of these restructuring charges, of which $14.8 million were asset impairment charges and $3.5 million were charges related to employee severance and other closure costs. We expect to record the remaining charges in early fiscal 2009.

Interest Expense, Net.  The components of interest expense, net for the years ended September 30, 2008 and 2007 are presented below.

	Year ended
	September 30,
	2008	2007
	(in millions)

Interest expense on debt obligations, including interest rate swap contracts	$74.2	$86.4
Other, net	2.3	3.6

	76.5	90.0
Interest income	(4.1)	(3.2)

	$72.4	$86.8

We benefited for the entirety of fiscal 2008 from our debt refinancing activities in May 2007. The debt structure following this refinancing has lower interest rates than the previous structure, and market interest rates were generally lower during fiscal 2008 than they were during fiscal 2007. Interest rates earned on invested cash were also lower in fiscal 2008 than fiscal 2007, but the level of invested cash was higher during fiscal 2008 than fiscal 2007. Other, net includes interest on tax-related matters, amortization of deferred financing fees and capitalized interest.

Loss on Early Extinguishment of Debt.  Loss on early extinguishment of debt was from retiring our outstanding senior subordinated notes and senior discount notes primarily with the proceeds from the issuance of $425.0 million of 7 3/8% Senior Subordinated Notes and amending our credit agreement in May 2007.

Income Tax Expense.  Income tax expense was $31.7 million for the year ended September 30, 2008 compared to $38.5 million during fiscal 2007. The effective tax rates for fiscal 2008 and fiscal 2007 were 43.0% and 44.4%, respectively. The effective tax rates differ from the U.S. statutory rate of 35% primarily due to nondeductible interest, nondeductible compensation, manufacturing production deductions and state income taxes. In addition, fiscal 2007 included $1.1 million of state income tax expense related to periods prior to fiscal 2007 with respect to certain matters associated with the acquisition of Mueller Co. and Anvil.

Segment Analysis

Mueller Co.  Net sales were $718.1 million for the year ended September 30, 2008, a decrease of $38.0 million, or 5.0%, compared to $756.1 million during fiscal 2007. This decline was primarily due to approximately $72 million of lower volumes partially offset by approximately $27 million of higher prices and approximately $7 million due to the favorable impact of Canadian foreign currency exchange rates. Lower volumes were principally due to continued weakness in residential construction. Higher prices resulted from efforts to offset higher raw material and purchased component costs.

Gross profit was $218.4 million for the year ended September 30, 2008, a decrease of $17.4 million, or 7.4%, compared to $235.8 million during fiscal 2007. Gross margin was 30.4% during fiscal 2008 compared to 31.2% during fiscal 2007. Gross profit declined approximately $28 million due to lower volumes, approximately $24 million due to higher raw material and purchased component costs and approximately $18 million due to higher per unit overhead costs, which were partially offset by sales price increases and net cost savings.

Income from operations was $128.4 million for the year ended September 30, 2008, a decrease of $26.3 million, or 17.0%, compared to $154.7 million during fiscal 2007. In addition to the decline in gross profit discussed above, selling, general and administrative expenses were $8.9 million higher in fiscal 2008 than fiscal 2007. Approximately $5 million of these costs were due to higher compensation and other employee-related expenses.

U.S. Pipe.  Net sales were $546.0 million for the year ended September 30, 2008, an increase of $8.9 million, or 1.7%, compared to $537.1 million during fiscal 2007. Net sales increased primarily due to approximately $33 million of higher pricing, which was partially offset by approximately $35 million of lower volumes. Higher prices resulted from efforts to offset significantly higher scrap iron costs during fiscal 2008 compared to fiscal 2007.

Gross profit was $43.8 million for the year ended September 30, 2008, a decrease of $34.2 million, or 43.8%, compared to $78.0 million during fiscal 2007. Gross profit decreased approximately $18 million due to increased costs for raw materials in excess of realized sales price increases and decreased approximately $15 million due to lower volumes. Higher per unit overhead costs due to lower production volumes were offset by cost savings. Gross margin was 8.0% during fiscal 2008 compared to 14.5% during fiscal 2007. The decrease in gross margin was primarily attributable to increases in raw material costs exceeding sales price increases. Excluding these increases, gross margin for fiscal 2008 would have been 13.0%.

Loss from operations was $17.4 million for the year ended September 30, 2008, a decrease of $50.8 million, compared to income from operations of $33.4 million during fiscal 2007. In addition to the $34.2 million decline in gross profit discussed above, $18.3 million of restructuring charges were also recorded during fiscal 2008 related to ceasing manufacturing operations in Burlington, New Jersey.

Anvil.  Net sales were $595.2 million for the year ended September 30, 2008, an increase of $39.4 million, or 7.1%, compared to $555.8 million during fiscal 2007. This increase was due primarily to approximately $22 million of higher sales prices and approximately $14 million due to the favorable impact of Canadian currency exchange rates. Higher prices resulted from efforts to offset higher raw material and purchased component costs. Approximately 26% of Anvil’s fiscal 2008 and fiscal 2007 net sales were denominated in Canadian dollars. The Canadian dollar was stronger than the U.S. dollar during fiscal 2008 compared to fiscal 2007.

Gross profit was $176.2 million for the year ended September 30, 2008, an increase of $26.6 million, or 17.8%, compared to $149.6 million during fiscal 2007. Gross margin was 29.6% during fiscal 2008 compared to 26.9%
during fiscal 2007. The increase in both gross profit and gross margin was primarily attributable to higher sales prices.

Income from operations was $74.1 million for the year ended September 30, 2008, an increase of $16.7 million, or 29.1%, compared to $57.4 million during fiscal 2007. This increase was attributable to increased gross profit of $26.6 million partially offset by $9.9 million of higher selling, general and administrative expenses. These expenses were 17.2% of net sales during fiscal 2008 compared to 16.6% of net sales during fiscal 2007. Higher selling, general and administrative expenses during fiscal 2008 were attributable to higher commissions and certain administrative costs associated with a realignment of Canadian distribution operations.

Corporate.  Corporate general and administrative expenses were $39.6 million for the year ended September 30, 2008, an increase of $4.3 million, or 12.2%, compared to $35.3 million during fiscal 2007. The increase was due to approximately $2 million of additional compensation expense attributable to stock-based awards and higher overall costs associated with the Company establishing itself as a stand-alone publicly-traded company.

Year Ended September 30, 2007 Compared to Year Ended September 30, 2006

	Year ended September 30, 2007
	Mueller Co.	U.S. Pipe	Anvil	Corporate	Total
	(in millions)

Net sales	$756.1	$537.1	$555.8	$-	$1,849.0

Gross profit	$235.8	$78.0	$149.6	$(0.2)	$463.2

Operating expenses:
Selling, general and administrative	81.1	44.6	92.2	35.3	253.2
Restructuring	-	-	-	-	-

	81.1	44.6	92.2	35.3	253.2

Income (loss) from operations	$154.7	$33.4	$57.4	$(35.5)	210.0

Interest expense, net					86.8
Loss on early extinguishment of debt					36.5

Income before income taxes					86.7
Income tax expense					38.5

Net income					$48.2

	Year ended September 30, 2006
	Mueller Co.	U.S. Pipe	Anvil	Corporate	Total
	(in millions)

Net sales	$804.1	$594.7	$534.6	$-	$1,933.4

Gross profit	$223.0	$62.5	$122.6	$(0.4)	$407.7

Operating expenses:
Selling, general and administrative	78.3	50.9	90.8	30.1	250.1
Restructuring	-	28.6	-	-	28.6

	78.3	79.5	90.8	30.1	278.7

Income (loss) from operations	$144.7	$(17.0)	$31.8	$(30.5)	129.0

Interest expense, net					107.4
Loss on early extinguishment of debt					8.5

Income before income taxes					13.1
Income tax expense					8.0

Net income					$5.1

Consolidated Analysis

Net Sales.  Consolidated net sales for the year ended September 30, 2007 were $1,849.0 million, a decrease of $84.4 million, or 4.4%, from $1,933.4 million in fiscal 2006. Net sales decreases were principally caused by a downturn in residential construction demand. While volume related to repair and replacement work in the municipal sector increased year-over-year, it did not offset weakness in residential construction. Volume declines of approximately $204.0 million were partially offset by higher pricing of approximately $120.0 million and net sales from Fast Fabricators, which was acquired in January 2007. The prior year includes approximately $30.0 million of ductile iron pipe sales resulting from contractors substituting ductile iron pipe for plastic pipe in certain construction projects that were underway immediately after Hurricane Katrina due to the limited availability of plastic pipe.

Gross Profit.  Consolidated gross profit for the year ended September 30, 2007 was $463.2 million, an increase of $55.5 million, or 13.6% compared to $407.7 million in the prior year. Gross margin increased to 25.0% in fiscal 2007 compared to 21.1% in fiscal 2006. Excluding $91.7 million of prior year costs associated with the closure of U.S. Pipe’s Chattanooga, Tennessee plant and purchase accounting adjustments related to valuing Mueller Co. and Anvil inventory acquired October 3, 2005 at fair value, gross margin would have been 25.8% in the prior year.

The decline in margin excluding these adjustments is due primarily to reduced production and lower shipments of higher-margin water infrastructure products such as hydrants and valves, lower ductile iron pipe shipments and increased raw material and purchased component costs. A decline in sales volume and an initiative to lower inventory levels drove a decision to reduce production during the fourth quarter of fiscal 2007. Overall results were partially offset by higher pricing and synergy related cost savings associated with plant consolidations and other expense reduction initiatives.

Selling, General and Administrative Expenses.  Consolidated selling, general and administrative expenses for the year ended September 30, 2007 were $253.2, an increase of $3.1 million, or 1.2%, compared to $250.1 million in the prior year. Expenses as a percentage of net sales increased to 13.7% in fiscal 2007 compared to 12.9% fiscal 2006. The increase is due to higher overall costs associated with operating the Company on a stand-alone basis as a public company.

Facility Rationalization, Restructuring and Related Charges.  Restructuring costs of $28.6 million for the year ended September 30, 2006 were due to the closure of U.S. Pipe’s Chattanooga, Tennessee plant. These costs are comprised of fixed asset impairments of $21.5 million, severance for terminated hourly and salaried employees of $3.8 million, and other post-employment benefit costs of $3.3 million.

Interest Expense, Net of Interest Income.  Interest expense, net of interest income for the year ended September 30, 2007 was $86.8 million, compared to $107.4 million for the year ended September 30, 2006, as follows.

	Year ended
	September 30,
	2007	2006
	(in millions)

Interest expense on debt obligations	$86.4	$109.5
Other, net	3.6	5.7

	90.0	115.2
Interest income	(3.2)	(7.8)

	$86.8	$107.4

Interest expense on the Company’s outstanding debt obligations was $86.4 million, net of interest rate swap gains of $2.2 million in fiscal 2007, compared to $109.5 million, net of interest rate swap gains of $0.4 million in fiscal 2006. The Company refinanced its debt in May 2007 with lower interest rate debt and repaid $40.0 million of that debt in July 2007. In the prior year, the Company used proceeds from its June 2006 initial public offering to reduce debt. These actions contributed to lower interest expense in fiscal 2007 as compared to fiscal 2006. Other, net in fiscal 2007 includes $1.9 million related to certain state income tax exposure, partially offset by $0.8 million of capitalized interest. Other, net for fiscal 2006 was comprised primarily of a $2.5 million bridge loan fee incurred in connection with financing the October 2005 acquisition of Mueller Co. and Anvil. Interest income for fiscal 2006 includes a $2.9 million prepayment penalty and $1.8 million in interest income earned on a loan to the Company’s former parent.

Loss on Early Extinguishment of Debt.  Loss on early extinguishment of debt for the fiscal year ended September 30, 2007 was $36.5 million compared to $8.5 million in the prior year. In May 2007, the Company retired its outstanding senior subordinated notes and senior discount notes primarily with the proceeds from the issuance of $425.0 million of 7 3/8% Senior Subordinated Notes and amended its credit agreement. During fiscal 2006, the Company partially redeemed outstanding debt using the net proceeds from its initial public offering.

Income Tax Expense.  Income tax expense for fiscal 2007 was $38.5 million as compared to $8.0 million in fiscal 2006. The effective tax rates for fiscal year 2007 and fiscal year 2006 were 44.4% and 61.1%, respectively. The estimated effective tax rates differ from the statutory rate primarily due to non-deductible interest, non-deductible compensation, manufacturing production deductions and state income taxes. In addition, fiscal 2007 included $1.1 million of state income tax expense with respect to certain state income tax matters associated with the October 2005 acquisition of Mueller Co. and Anvil.

Segment Analysis

Mueller Co.  Mueller Co. segment net sales for the year ended September 30, 2007 were $756.1 million, a decrease of $48.0 million, or 6.0% from $804.1 million in the prior year. This decline is primarily due to lower volumes of iron gate valves, hydrants, and brass products partially offset by the effect of price increases. These reduced unit volumes were the result of continuing weakness in residential construction. Distributor orders that were placed before the effective dates of May and June 2006 price increases also contributed to an overall higher level of shipments in the fourth quarter of fiscal 2006.

Mueller Co. segment gross profit for the year ended September 30, 2007 was $235.8 million, an increase of $12.8 million, or 5.7% compared to $223.0 million in the prior year. Gross margin increased to 31.2% in the current year compared to 27.7% in the prior year. Included in cost of sales in the prior year were $53.1 million of purchase accounting adjustments related to valuing Mueller Co.’s inventory acquired in October 2005 at fair value. Excluding the impact of these adjustments, gross margin would have been 34.3%. The decline in margin excluding these adjustments is due primarily to volume declines in higher-margin iron gate valves and hydrants, higher raw material and purchased component costs, and reduced manufacturing production that led to higher per unit overhead costs. The effects of these items were partially offset by higher pricing.

Mueller Co. segment income from operations for the year ended September 30, 2007 was $154.7 million, an increase of $10.0 million compared to $144.7 million in the prior year. Excluding $53.1 million of purchase accounting adjustments discussed above, and the causes of the changes in gross profit, there was an increase in certain administrative costs, primarily related to personnel costs that were previously reported as Corporate costs prior to being a stand-alone public company.

U.S. Pipe.  U.S. Pipe segment net sales for the year ended September 30, 2007 were $537.1 million, a decrease of $57.6 million, or 9.7% from $594.7 million in the prior year. Net sales decreased primarily due to volume declines during the current year of approximately $101.0 million, partially offset by higher selling prices, sales of higher margin products and sales resulting from the acquisition of Fast Fabricators, which was acquired in January 2007. Volume declines were attributable to a weak residential construction market and were partially offset by increased sales for repair and replacement products. The prior year includes approximately $30.0 million of sales of ductile iron pipe that customers substituted for unavailable PVC pipe as a result of Hurricane Katrina and approximately $15.4 million of net sales from valves and hydrants manufactured at U.S. Pipe’s Chattanooga, Tennessee plant. Effective January 1, 2006, U.S. Pipe branded valve and hydrant manufacturing was transferred to the Mueller Co. segment.

U.S. Pipe segment gross profit for the year ended September 30, 2007 was $78.0 million, an increase of $15.5 million, or 24.8%, compared to $62.5 million in the prior year. Gross margin increased to 14.5% in the current year compared to 10.5% in the prior year. Excluding $21.3 million of Chattanooga closure-related costs included in cost of sales, the prior year gross margin would have been 14.1%. Increased pricing offset higher raw material costs.

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

Anvil.  Anvil segment net sales for the year ended September 30, 2007 were $555.8 million, an increase of $21.2 million, or 4.0%, from $534.6 million in the prior year. The increase was due primarily to higher selling prices.

Anvil segment gross profit for the year ended September 30, 2007 was $149.6 million, an increase of $27.0 million, or 22.0%, compared to $122.6 million in the prior year. Gross margin increased to 26.9% in the current year compared to 22.9% in the prior year. Excluding $17.3 million of prior year purchase accounting adjustments related to the fair value of Anvil’s inventory acquired in October 2005, gross margin in the prior year would have been 26.2%. The increase in margin excluding these costs is due primarily to higher selling prices.

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

Corporate.  Corporate expenses for the year ended September 30, 2007 were $35.3 million compared to $30.1 million in the prior year. The increase is due to higher overall costs associated with operating the Company on a stand-alone basis as a public company. On December 14, 2006, the remaining 75% of the Company not already publicly traded was distributed in a tax-free spin-off from its former parent company. As a result, a separate corporate headquarters office was created and established in Atlanta, Georgia during the first quarter of fiscal 2007. This corporate office provides functions including, but not limited to, treasury, risk, management, legal, accounting, human resources, investor relations, and business planning and analysis. The costs of these functions as well as costs related to Sarbanes-Oxley compliance and the annual audit of our consolidated financial statements are reported as corporate items. Fiscal 2006 expenses of $8.0 million for services previously provided by its former parent were recorded by U.S. Pipe. These charges were discontinued in conjunction with our separation from our former parent in December 2006. The only costs we incur that are allocated to our segments are personnel and benefit costs directly attributable to segment employees.

Financial Condition

Cash and cash equivalents were $183.9 million at September 30, 2008 compared to $98.9 million at September 30, 2007. Cash and cash equivalents increased during fiscal 2008 as a result of cash provided by operating activities of $182.0 million exceeding the cash used in investing activities and financing activities of $78.5 million and $18.1 million, respectively. Cash and cash equivalents decreased $0.4 million during fiscal 2008 due to changes in currency exchange rates. Other than commitments in the normal course of business, which are relatively minor, all of the cash and cash equivalents at September 30, 2008 can be considered available for general corporate purposes.

Receivables, net were $298.2 million at September 30, 2008 compared to $302.1 million at September 30, 2007. Receivables at September 30, 2008 represented approximately 54.6 days sales compared to September 30, 2007 receivables representing approximately 57.9 days sales, each calculated using the respective fourth quarter sales. Management considers this variation in days sales in receivables normal as this measure has typically been in the mid-50s in recent years.

Inventories were $459.4 million at September 30, 2008 compared to $453.5 million at September 30, 2007. Raw material costs were higher at the end of fiscal 2008 compared to fiscal 2007. Although inventory dollar balances were greater at the end of fiscal 2008, quantities were lower. There was slightly over three months sales in inventory near the end of fiscal 2008 compared to approximately four months sales in inventory at the end of September 2007. Inventory turns near the end of fiscal 2008 were generally at their highest level over the past several years as we began tighter management of our inventory levels in the latter part of fiscal 2007.

Property, plant and equipment, net were $356.8 million at September 30, 2008 compared to $351.8 million at September 30, 2007. Capital expenditures were $88.1 million during fiscal 2008 compared to depreciation of $62.3 million (depreciation related to other current assets was $1.3 million) and asset impairment charges of $11.8 million. Other activity during fiscal 2008 included some minor disposals and currency translation adjustments. The majority of capital expenditures during fiscal 2008 were related to the construction of a new automated ductile iron pipe manufacturing operation in Bessemer, Alabama. Capital expenditures for fiscal 2009 are expected to be between $50 million and $60 million.

Goodwill was $871.5 million at September 30, 2008 compared to $871.1 million at September 30, 2007. The change during fiscal 2008 resulted from the adoption of new income tax accounting rules on October 1, 2007. Goodwill is not amortized. It is reviewed at least annually for possible impairment. We concluded from our annual review at September 1, 2008 that the carrying amount of goodwill had not been impaired. We also concluded that no events occurred during fiscal 2008 requiring testing for possible impairment at any other date.

Identifiable intangible assets were $789.8 million at September 30, 2008 compared to $819.3 million at September 30, 2007. Finite-lived intangible assets, $385.3 million of net book value at September 30, 2008, are amortized over their estimated useful lives. Such amortization expense was $29.5 million during fiscal 2008 and is expected to be a similar amount for each of the next five years. Indefinite-lived identifiable intangible assets, $404.5 million at September 30, 2008, are not amortized, but tested at least annually for possible impairment. We concluded from our annual review at September 1, 2008 that the carrying amount of its indefinite-life identifiable intangible assets had not been impaired. We also concluded that no events occurred during fiscal 2008 requiring testing for possible impairment at any other date.

Accounts payable and other current liabilities were $285.0 million at September 30, 2008 compared to $234.1 million at September 30, 2007. Compared to quarterly spending activity, these amounts represented approximately 56 days of purchases at September 30, 2008 compared to approximately 54 days of purchases at September 30, 2007, each of which is consistent with recent historical trends. Inventory purchases were significantly higher during the fourth quarter of fiscal 2008 compared to fiscal 2007. There is significant variability regarding the payment patterns for various purchases, ranging from payroll which is very fast to incentive compensation and customer rebates that might only be paid once per year.

Outstanding borrowings were $1,095.5 million at September 30, 2008 compared to $1,100.5 million at September 30, 2007. The decrease of $5.0 million during fiscal 2008 was essentially the quarterly payments due on the Term Loan B under the 2007 Credit Agreement. Principal payments due during fiscal 2009 are $9.7 million.

Deferred income taxes were net liabilities of $247.6 million at September 30, 2008 compared to net liabilities of $278.1 million at September 30, 2007. Deferred tax liabilities related to property, plant and equipment, goodwill and identifiable intangible assets were $322.2 million and $332.7 million at September 30, 2008 and 2007, respectively.

Liquidity and Capital Resources

We had cash and cash equivalents of $183.9 million at September 30, 2008 and $261.9 million of borrowing capacity under the revolving credit facility component of our 2007 Credit Agreement. Our operating activities generated $182.0 million, $155.1 million and $107.6 million of cash during fiscal 2008, 2007 and 2006, respectively.

We anticipate that our existing cash, cash equivalents and borrowing capacity combined with our expected operating cash flows will be sufficient to meet our anticipated operating expenses, capital expenditures, pension contributions and debt service obligations as they become due for at least the next twelve months. However, our ability to make scheduled payments of principal of, to pay interest on or to refinance our debt and to satisfy our other debt obligations will depend upon our future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control.

The 2007 Credit Agreement includes a Term Loan A, a Term Loan B and a revolving credit facility. The Term Loan A, $141.6 million owed at September 30, 2008, accrues interest at LIBOR plus a margin of up to 175 basis points and is payable $3.5 million per quarter beginning September 2009 with the balance due May 2012. The Term Loan B, $526.7 million owed at September 30, 2008, accrues interest at LIBOR plus 175 basis points and is payable $1.3 million per quarter with the balance due May 2014. The revolving credit facility provides for borrowings of up to $300 million, including letters of credit and terminates in May 2012. At September 30, 2008, letters of credit outstanding under the revolving credit facility were $38.1 million. Borrowings under the revolving credit facility bear interest at LIBOR plus a margin of up to 175 basis points. The margin on Term Loan A borrowings and the revolving credit facility was 150 basis points at September 30, 2008.

We pay a commitment fee on the unused portion of the revolving credit facility. This fee is payable quarterly in arrears and upon the maturity or termination of the revolving credit facility. The fee is subject to adjustment based on the leverage ratio. The fee was 0.375% at September 30, 2008.

The 2007 Credit Agreement is subject to mandatory prepayment with the net cash proceeds from the sale or other disposition of any property or assets, subject to permitted reinvestments and other specified exceptions. All mandatory prepayment amounts are applied to the prepayment of the term loans pro rata between the Term Loan A and the Term Loan B to reduce the remaining amortization payments of each term loan.

All of our material direct and indirect U.S. restricted subsidiaries are guarantors of the 2007 Credit Agreement. Our obligations under the 2007 Credit Agreement are secured by:

•	a first priority perfected lien on substantially all of our existing and after-acquired personal property, a pledge of all of the stock or membership interest of all of our existing or future U.S. restricted subsidiaries (including of each guarantor), a pledge of no more than 65% of the voting stock of any first-tier non-U.S. restricted subsidiary held by us or a guarantor and a pledge of all intercompany indebtedness in favor of us or any guarantor;

•	first-priority perfected liens on all of our material existing and after-acquired real property fee interests, subject to customary permitted liens described in the 2007 Credit Agreement; and

•	a negative pledge on all of our assets, including our intellectual property.

The 2007 Credit Agreement contains customary negative covenants and restrictions on our ability to engage in specified activities and contains financial covenants requiring us to maintain a specified consolidated leverage ratio decreasing over time and an interest charge coverage ratio on a quarterly basis. Borrowings under the revolving credit facility are subject to significant conditions, including compliance with the financial ratios included in the 2007 Credit Agreement and the absence of any material adverse change.

We were in compliance with all applicable debt covenants at September 30, 2008 and anticipate maintaining such compliance.

We also owed $425.0 million of principal of 7 3/8% Senior Subordinated Notes (“Senior Notes”) at September 30, 2008. Interest on the Senior Notes is payable semi-annually and the principal is due June 2017. We may redeem any portion of the of the Senior Notes after May 2012 at specified redemption prices or prior to June 2010 we may redeem up to 35% of the Senior Notes at a redemption price of 107.375% of the principal amount, plus accrued and unpaid interest with the net cash proceeds of certain equity offerings. Upon the occurrence of a change in control, we must offer to repurchase the Senior Notes at 101% of their principal amount, plus accrued and unpaid interest. The Senior Notes are secured by the guarantees of essentially all of our U.S. subsidiaries, but are subordinate to the borrowings under the 2007 Credit Agreement.

At September 30, 2008, our credit ratings issued by Moody’s and Standard & Poor’s were as follows. Any changes from the ratings at September 30, 2007 have been noted.

Standard &
	Moody’s		Poor’s

Corporate credit rating	B1		BB-
2007 Credit Agreement	Ba3		BB+
7 3/8% Senior Subordinated Notes	B3		B
Outlook	Stable	(1)	Stable

(1) “Positive” at September 30, 2007

A significant portion of the assets invested in our defined benefit pension plans are invested in equity securities. A large majority of equity securities have declined in value during the general timeframe of late September through the latter part of November 2008 in response to general economic turmoil and the credit crisis in particular. The level of pension plan assets compared to pension plan liabilities at various measurement dates influences the level of future contributions to be made to these pension plans. The reduced value of pension plan assets could increase future pension plan contributions. Our upcoming pension plan contribution requirements will be determined by an analysis at January 1, 2009, which will not be concluded until later in 2009. As a result of the general decline in equity values and credit crisis, there may be legislative changes that occur that may change or otherwise provide relief for pension plan contributions that might otherwise become due relatively soon. We believe pension plan contributions to be made during fiscal 2009 will be at least $7.3 million but may exceed that amount due to both required minimum contributions and additional voluntary contributions. We anticipate the total pension plan contributions for fiscal 2009 will be approximately $20 million.

Off-Balance Sheet Arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not have any undisclosed borrowings or debt or any derivative contracts other than those described in “Item 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK” or synthetic leases. Therefore, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if it had engaged in such relationships.

We use letters of credit and surety bonds in the ordinary course of business to ensure its performance of contractual obligations. At September 30, 2008, we had $38.1 million of letters of credit and $18.9 million of surety bonds outstanding.

Contractual Obligations

Our contractual obligations at September 30, 2008 are presented below.

	Less than	1-3	4-5	After
	1 year	years	years	5 years	Total
	(in millions)

Long-term debt:
Principal payments	$9.7	$40.0	$120.5	$925.3	$1,095.5
Interest (1)	70.3	137.9	126.4	144.4	479.0
Operating leases	8.7	14.5	6.8	3.3	33.3
Unconditional purchase obligations (2)	4.7	0.5	-	-	5.2
Other noncurrent liabilities (3)	8.0	-	-	-	8.0

	$101.4	$192.9	$253.7	$1,073.0	$1,621.0

(1)	Interest on the 2007 Credit Facility is calculated using LIBOR of 4.05%, the rate in effect on September 30, 2008 and assumes only scheduled principal payments. Actual interest payments will likely be different. Interest payments do not include any amounts that will be paid or received under interest rate swap contracts. These amounts will be dependent on future interest rates and the extent to which interest rate swap contracts are utilized in the future. At September 30, 2008, we had a liability of $11.6 million related to interest rate swap contracts. Each increase or decrease in LIBOR of 0.125% would result in an increase or decrease in annual interest payments under the 2007 Credit Facility of less than $1 million.

(2)	Includes contractual obligations for purchases of raw materials and capital expenditures.

(3)	Other noncurrent liabilities consist of pension plans and other postretirement benefit plans and represents the estimated minimum payments required by law for fiscal 2009. Actual payments may differ.

Effect of Inflation; Seasonality

We experience changing price levels related to purchases of raw materials and purchased components. The average purchased costs of scrap iron at U.S. Pipe and brass ingot at Mueller Co. in fiscal 2008 were 42% and 11%, respectively, higher than in fiscal 2007. We do not believe that changing prices for other goods had a material impact on our financial position or results of operations.

Our business is dependent upon the construction industry, which is seasonal due to the impact of cold and wet weather conditions. Net sales and operating income have historically been lowest in the three month periods ending December 31 and March 31 when the northern United States and all of Canada generally face weather conditions that restrict significant construction activity. Inventory levels tend to be highest in the three month periods ending March 31 and June 30 as we prepare for our peak selling periods. Receivables tend to be highest in the three month periods ending June 30 and September 30 as these are also the highest sales periods.

Critical Accounting Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. These estimates are based upon experience and on various other assumptions that management believes to be reasonable under the circumstances. Actual results may differ from these estimates. We consider an accounting estimate to be critical if changes in the estimate that are reasonably likely to occur over time or the use of reasonably different estimates could have a material impact on our financial condition or results of operations. We consider the accounting topics presented below to include our critical accounting estimates.

Revenue Recognition

We recognize revenue when delivery of a product has occurred and there is persuasive evidence of a sales arrangement, sales prices are fixed and determinable and collectability from the customers is reasonably assured. Sales are recorded net of estimated cash discounts and rebates.

Receivables

The estimated allowance for doubtful receivables is based upon judgments and estimates of expected losses and specific identification of problem accounts. Significantly weaker than anticipated industry or economic conditions could impact customers’ ability to pay such that actual losses may be greater than the amounts provided for in this allowance. The periodic evaluation of the adequacy of the allowance for doubtful receivables is based on an analysis of prior collection experience, specific customer creditworthiness and current economic trends within the industries served. In circumstances where a specific customer’s inability to meet its financial obligation is known to us (e.g., bankruptcy filings or substantial downgrading of credit ratings), we record a specific allowance to reduce the receivable to the amount we reasonably believe will be collected.

Inventories

We record inventories at the lower of cost using the first-in, first-out method or market value. Inventory cost includes an overhead component that can be affected by levels of production and actual costs incurred. We evaluate the need to record adjustments for impairment of inventory at least quarterly. This evaluation includes such factors as anticipated usage, inventory turnover, inventory levels and ultimate product sales value. Inventory that, in the judgment of management, is obsolete or in excess of our normal usage is written-down to its estimated market value, if less than its cost. Significant judgments must be made when establishing the reserve for obsolete and excess inventory.

Income Taxes

We recognize deferred tax liabilities and deferred tax assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax liabilities and assets are determined based on the differences between the financial statements and the tax basis of assets and liabilities, using tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is provided to offset any net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. If we were to reduce our estimates of future taxable income, we could be required to record additional valuation allowances against our deferred tax assets. Our tax balances are based on our expectations of future operating performance, tax planning strategies, interpretation of the tax regulations currently enacted and rulings in numerous tax jurisdictions.

We only record tax benefits for positions that we believe are more likely than not of being sustained under audit examination based solely on the technical merits of the associated tax position. The amount of tax benefit recognized for any position that meets the more likely than not threshold is the largest amount of the tax benefit that we believe is greater than 50% likely of being realized.

Accounting for the Impairment of Long-Lived Assets Including Goodwill and Other Intangible Assets

We test long-lived assets, including goodwill and intangible assets that have an indefinite life, for impairment annually (or more frequently if events or circumstances indicate possible impairments). Finite-lived intangible assets are amortized over their respective estimated useful lives and reviewed if events or circumstances indicate possible impairment. We perform our annual impairment testing at September 1.

We test goodwill for possible impairment by first determining the fair value of the related reporting unit and comparing this value to the recorded net assets of the reporting unit, including goodwill. Fair value is determined using a combination of a discounted cash flow model and stock market comparable valuations for a peer group of companies. Significant judgments and estimates must be made when estimating future cash flows, determining the appropriate discount rate and identifying appropriate stock market comparable companies. We concluded that our goodwill had not been impaired at September 1, 2008.

We also evaluated the reasonableness of our determination of fair values for our reporting units compared to our the stock market capitalization at September 1, 2008 and during the period thereafter. These stock market capitalizations were significantly lower than the fair values determined by management. The fair value of an entity can be greater than its market capitalization for various reasons, one of which is the concept of a control premium. Substantial value may arise from the ability to take advantages of synergies and other benefits that flow from control over another entity. We also believe the general downturn in U.S. equity markets resulting from the recent credit and liquidity crisis, which we believe has also affected our stock market valuation, is not representative of any fundamental change in our businesses. We cannot predict with any reasonable degree of confidence when the effects of these recent economic events will subside or when the price of our common stock will be more representative of what we believe to be the Company’s fair value. Changes in our assumptions underlying our estimates of fair value, which will be a function of our future financial performance and changes in economic conditions, could result in a future impairment charge.

Litigation, Investigations and Claims

We are involved in litigation, investigations and claims arising out of the normal conduct of its business. We estimate and accrue liabilities resulting from such matters based on a variety of factors, including outstanding legal claims and proposed settlements; assessments by internal counsel of pending or threatened litigation; and assessments of potential environmental liabilities and remediation costs. We believe we have adequately accrued for these potential liabilities; however, facts and circumstances may change and could cause the actual liability to exceed the estimates, or may require adjustments to the recorded liability balances in the future.

Workers Compensation, Defined Benefit Pension and Other Postretirement Benefits, Environmental and Other Long-term Liabilities

We are obligated for various liabilities that will ultimately be determined over what could be a very long future time period. We established the recorded liabilities for such items at September 30, 2008 using estimates for when such amounts will be paid and what the amounts of such payments will be. These estimates are subject to change based on numerous factors, including among others, regulatory changes, technology changes, the investment performance of related assets, the lifespan of plan participants and other individuals and changes to plan designs.

Recently Issued Accounting Standards

The items discussed below are not all-inclusive of standards required to be adopted by us after September 30, 2008. Only such standards reasonably expected to have a material impact on our accounting or financial reporting are discussed below.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. We do not believe the adoption of this standard, which became effective for us on October 1, 2008, will have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to elect to measure many financial instruments and certain other items at fair value. Since we have elected not to apply the fair value measurement option, we do not believe the adoption of this standard, which became effective for us on October 1, 2008, will have a material impact on our consolidated financial statements.

In March 2008, the SFAS issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, which requires enhanced disclosures about an entity’s derivative and hedging activities. Entities will be required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. Adoption of this standard will be required by us effective January 1, 2009.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to various market risks, which are potential losses arising from adverse changes in market rates and prices, such as interest rates and foreign exchange fluctuations. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Our primary financial instruments are cash and cash equivalents. This includes cash in banks and highly rated, liquid money market investments. We believe that those instruments are not subject to material potential near-term losses in future earnings from reasonably possible near-term changes in market rates or prices.

Interest Rate Risk

At September 30, 2008, we had fixed rate debt, including the effect of interest rate swap agreements, of $900.0 million and variable rate debt of $195.5 million. The pre-tax earnings and cash flow impact resulting from a 100 basis point increase in interest rates on variable rate debt, holding other variables constant would be approximately $2.0 million per year.

We use interest rate swap contracts to hedge against cash-flow variability arising from changes in LIBOR rates in conjunction with its LIBOR-indexed variable rate borrowings. We also had forward-starting swap contracts that will replace existing swap contracts upon their expiration. These swap contracts were accounted for as effective cash flow hedges. We recorded an unrealized loss from our swap contracts, net of tax, of $5.9 million at September 30, 2008 in accumulated other comprehensive income. These swap contracts had a liability fair value of $11.6 million at September 30, 2008, which was included in other noncurrent liabilities. Details regarding the outstanding swap contracts at September 30, 2008 are presented below.

Hedged amount	Maturity date	Receive	Pay

$50 million	October 2008	LIBOR	4.740%
$50 million	June 2009	LIBOR	2.983%
$50 million	October 2009	LIBOR	4.800%
$50 million	June 2010	LIBOR	3.398%
$100 million	October 2010	LIBOR	4.815%
$50 million	June 2011	LIBOR	3.719%
$50 million	October 2011	LIBOR	4.915%
$50 million	* May 2012	LIBOR	4.993%
$50 million	* May 2012	LIBOR	5.134%
$100 million	* May 2012	LIBOR	5.039%
$75 million	September 2012	LIBOR	4.960%

* Denotes forward-starting swap contract.

We regularly evaluate the desirability of entering into additional interest rate swap contracts or other interest rate hedging instruments to protect against interest rate fluctuations on our variable rate debt.

Currency Risk

We maintain assets and operations in Canada and, to a much lesser extent, China and Europe. The functional currency for these operations is their local currency. The assets and liabilities of non-U.S. subsidiaries are translated into U.S. dollars at currency exchange rates in effect at the end of each period, with the effect of such translation reflected in other comprehensive income. Our stockholders’ equity will fluctuate depending upon the weakening or strengthening of the U.S. dollar against these non-U.S. currencies. Net sales and expenses of non-U.S. subsidiaries are translated into U.S. dollars at the average currency exchange rate during the period. At September 30, 2008, $113.1 million of our net assets were denominated in Canadian dollars.

We have receivables and payables denominated in currencies other than an entity’s functional currency. Changes in currency exchange rates between when these balances originate and when they are settled result in foreign exchange gains and losses.

We have entered into Canadian dollar forward exchange contracts to reduce its exposure to currency fluctuations from its Canadian dollar-denominated intercompany loans. Gains and losses on these contracts are included in selling, general and administrative expenses. We recorded a net gain of $1.3 million in fiscal year 2008 on foreign currency exchange contracts; this gain was offset by transaction losses on the intercompany loans themselves.

Raw Materials Risk

Our products are made using several basic raw materials, including scrap steel and iron, brass ingot, sand, resin, steel pipe, coke and various purchased components. Product margins and the level of profitability can fluctuate if we do not pass changes in raw material and purchased component costs to its customers.

We estimate that raw materials and purchased components, as a percentage of cost of sales for fiscal 2008, were 13% and 43%, respectively, for Mueller Co., 23% and 44%, respectively, for Anvil and 46% and 8% respectively for U.S. Pipe. For the purpose of these estimates, raw materials exclude electricity, natural gas, water, oxygen and other ancillary items. Historically, we have been able to obtain an adequate supply of raw materials and purchased components and management does not anticipate any shortage of these materials, which are generally purchased at market prices.

The average purchase costs of scrap iron at U.S. Pipe and brass ingot at Mueller Co. were 42% and 11% higher in fiscal 2008 than in fiscal 2007, respectively. These prices are expected to fluctuate based on marketplace demand. Mueller Co. and Anvil were generally able to pass increased costs of raw materials and purchased components to their customers during fiscal 2008. U.S. Pipe did not pass all of its increased raw material costs to its customers during fiscal 2008.

Commodities Risk

We use natural gas to fuel some of our ductile iron pipe foundries. Natural gas is generally purchased at prices fixed each month based on NYMEX market rates for specified volumes. We are exposed to price changes from month to month.

We use natural gas swap contracts to hedge against cash flow variability arising from changes in natural gas prices for our anticipated purchases of natural gas. These contracts fix our purchase price for a portion of our natural gas purchases at prices between $9.235 and $10.040 per MMBtu through September 2009. All of the above swap contracts are accounted for as effective hedges and have a total liability fair value of $1.2 million at September 30, 2008, which is included in other noncurrent liabilities. We recorded an unrealized loss from our swap contracts, net of tax, of $0.6 million at September 30, 2008 in accumulated other comprehensive income.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and supplementary data are filed as part of this annual report beginning on page F-1 and incorporated by reference in this Item 8.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”) and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this annual report. Based on this evaluation, those officers have concluded that our disclosure controls and procedures were effective at September 30, 2008.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act). Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We assessed the effectiveness of our internal control over financial reporting at September 30, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Management has concluded that, at September 30, 2008, our internal control over financial reporting was effective.

Our assessment of the effectiveness of our internal control over financial reporting at September 30, 2008, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in this annual report on Form 10-K.

Item 9B.  OTHER INFORMATION

None

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The name, age as of November 25, 2008 and position of each of our executive officers and directors are presented below.

Name	Age	Position

Gregory E. Hyland	57	Chairman of the Board of Directors, President and Chief Executive Officer
Robert Barker	51	Executive Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary
Robert D. Dunn	51	Senior Vice President, Human Resources
Thomas E. Fish	54	President, Anvil
Evan L. Hart	43	Senior Vice President and Chief Financial Officer
Robert P. Keefe	54	Senior Vice President and Chief Information Officer
Robert G. Leggett	49	Chief Operating Officer
Kevin G. McHugh	50	Vice President and Controller
Dale B. Smith	63	Chief Executive Officer, Mueller Co.
Raymond P. Torok	62	President, U.S. Pipe
Marietta Edmunds Zakas	49	Senior Vice President, Strategic Planning and Investor Relations
Donald N. Boyce	70	Director
Howard L. Clark	64	Director
Jerry W. Kolb	72	Director
Joseph B. Leonard	65	Director
Mark J. O’Brien	65	Director
Bernard G. Rethore	67	Director
Neil A. Springer	70	Director
Lydia W. Thomas	64	Director
Michael T. Tokarz	58	Director

Gregory E. Hyland has served as Chairman of the Board of Directors since October 2005 and as President and Chief Executive Officer since January 2006. Mr. Hyland served as Chairman, President and Chief Executive Officer of Walter Industries, Inc. (“Walter Industries“) a homebuilding, financial services and natural resources company, from September 2005 to December 2006. Prior to that time, Mr. Hyland served as President, U.S. Fleet Management Solutions of Ryder System, Inc. (“Ryder“), a transportation and logistics company, from June 2005 to September 2005. He served as Executive Vice President, U.S. Fleet Management Solutions of Ryder from October 2004 to June 2005. From December 2003 to September 2004, Mr. Hyland was not employed. He was President of the Industrial Products Segment for Textron, Inc., a multi-industry company, from February 2002 to August 2003 and Chairman and Chief Executive Officer of Textron Golf, Turf and Specialty Products from January 2001 to January 2002. From September 1997 to December 2000, Mr. Hyland served as President of the Engineered Products Group, Flow Control Division of Tyco International Ltd (“Tyco”), a diversified manufacturing conglomerate. Mr. Hyland earned Bachelor and Master of Business Administration degrees from the University of Pittsburgh,.

Robert Barker has served as our Executive Vice President, General Counsel, Corporate Secretary and Chief Compliance Officer since November 2006. Previously, he was a partner with the law firm of Powell Goldstein LLP in Atlanta, Georgia since August 2001. Mr. Barker earned an A.B. in History and Political Science from Stanford University and earned a Juris Doctor from the University of Virginia School of Law.

Robert D. Dunn has served as our Senior Vice President, Human Resources since November 2007. Previously, he served as Senior Vice President, Human Resources of Dean Foods Company (formerly Suiza Foods Corporation), a dairy processor and organic food manufacturer, since 1999. From 1979 to 1984, Mr. Dunn was an officer in the United States Army. Mr. Dunn earned a Bachelor of Science degree from Murray State University and a Master of Business Administration degree from Embry Riddle Aeronautical University.

Thomas E. Fish has served as President of our Anvil segment since 2000. From January 2005 through November 2005, Mr. Fish served as Mueller Co.’s Interim Chief Financial Officer. Mr. Fish served as Vice President of Manufacturing for Grinnell Corp. (a predecessor of Anvil), a manufacturer of threaded and grooved pipe fittings, pipe hangers and sprinkler heads, from 1996 to 1999, Vice President of Finance and Administration for Grinnell Corp. from 1992 to 1996, Corporate Controller for Grinnell Corp. from 1984 to 1992 and Director of Internal Audit for Grinnell Fire Protection Systems, a manufacturer of fire protection systems, from 1982 to 1984. Mr. Fish was employed by Price Waterhouse & Co. from 1976 to 1982. Mr. Fish earned a Bachelor of Science degree in Accounting and is a certified public accountant.

Evan L. Hart has served as our Senior Vice President and Chief Financial Officer since July 2008, as our Controller from December 2007 to July 2008 and as Vice President of Financial Planning and Analysis from September 2006 to December 2007. Previously, Mr. Hart had been Vice President, Controller and Treasurer for Unisource Worldwide, Inc., a marketer and distributor of commercial printing & business imaging papers, packaging systems and facility supplies and equipment from 2002 to 2006. He served in such roles as Division Controller, Senior Manager of Financial Reporting and Internal Audit Supervisor with Georgia-Pacific Corporation from 1992 to 2002. Mr. Hart began his career with Price Waterhouse & Co. in Birmingham, Alabama and Atlanta, Georgia where he served audit clients in the manufacturing and health care industries. Mr. Hart earned a Bachelor of Science degree in Accounting and Economics from Birmingham-Southern College and is a certified public accountant.

Robert P. Keefe has served as our Senior Vice President and Chief Information Officer since March 2007. Previously, Mr. Keefe was Corporate Vice President and Chief Information Officer at Russell Corporation, an athletic apparel, footwear and equipment company, from August 2002 to August 2006. Prior to that, Mr. Keefe was Vice President and Chief Information Officer for ConAgra Refrigerated Foods, a processor and marketer of refrigerated food products, from 1996 to 2002. He also held progressively responsible systems positions with Kraft Foods Inc. and Wyeth Pharmaceuticals, a pharmaceutical and health care products company. Mr. Keefe is a director of the Society for Information Management, International (SIM), a non-profit trade organization. Mr. Keefe earned a Bachelor degree from the State University of New York at Oswego and a Master of Business Administration degree from Pace University.

Robert G. Leggett has served as our Chief Operating Officer since September 2008. Mr. Leggett served from 2002 to 2008 as a Senior Vice President for Armstrong World Industries, a global leader in the design manufacture of floors, ceilings, and cabinets, primarily leading the America’s Building Products business. From 2000 to 2002, Mr. Leggett was President and Chief Operating Officer for AIFOtec Inc., a fiber-optic start-up company. From 1999 to 2000, Mr. Leggett served as Vice President of the Fiber Optic Division of Tyco Electronics Corp. From 1981 to 1999, Mr. Leggett held various engineering and leadership positions at AMP Inc., a global leader of electrical devices and systems. Mr. Leggett earned a Bachelor of Science degree in mechanical engineering from the Pennsylvania State University.

Kevin G. McHugh has served as our Vice President and Controller since July 2008 and our Vice President, Financial Reporting from January 2008 to July 2008. Previously, he was Corporate Controller at Unisource Worldwide, Inc. from 2003 to 2007. He was Corporate Controller of Roper Industries, Inc., a provider of engineered products and solutions for global niche markets, including water, energy, radio frequency, research/medical and general industry applications from 1997 to 2002. Mr. McHugh earned a Bachelor of Business Administration degree from the University of Notre Dame and is a certified public accountant.

Dale B. Smith has been Chief Executive Officer of Mueller Co. since November 2007. From August 1999 to October 2007, he was Chief Executive Officer of Mueller Group. He was also Chief Operating Officer of the Company from January 2006 to October 2007. Mr. Smith served as Executive Vice President of Mueller Co. from June 1994 to August 1999, Executive Vice President of Finance for Tyco Europe from 1992 to 1994, Director of Mergers and Acquisitions for Tyco from 1988 to 1992, Director of Mergers and Acquisitions for Grinnell Corp. from 1986 to 1988, Chief Financial Officer of Ludlow Corp. (a Tyco Company) from 1983 to 1986 and Corporate Controller for Grinnell Corp. from 1981 to 1983. From 1971 to 1981, Mr. Smith was employed by Price Waterhouse & Co. Mr. Smith earned an A.B. in Economics from Middlebury College and received a Master of Business Administration degree in Finance and Accounting from the University of Rochester. Mr. Smith is a certified public accountant.

Raymond P. Torok has been President of our U.S. Pipe segment since July 2004. Previously he was interim President at Golden Casting Corporation, a foundry operation producing highly engineered precision castings from May 2003 to December 2003, and he was President and Chief Executive Officer of Cold Metal Products, a steel production company from October 1998 to February 2003. Mr. Torok earned a Bachelor degree from John Carroll University and a Master of Business Administration degree from Butler University.

Marietta Edmunds Zakas has been Senior Vice President, Strategic Planning and Investor Relations, since November 2006. Previously Ms. Zakas served in various positions at Russell Corporation, an athletic apparel, footwear and equipment company from September 2001 to August 2006, culminating in her role as Corporate Vice President, Chief of Staff, Business Development and Treasurer. Ms. Zakas served as Corporate Vice President, Director of Investor Relations, Corporate Secretary and Treasurer, as well as Executive Assistant to the Chairman and CEO for Equifax, Inc., a consumer and commercial credit reporting agency, from 1993 to 2000. Ms. Zakas earned a Bachelor degree from Randolph-Macon Woman’s College, a Master of Business Administration degree from the Colgate-Darden Graduate School of Business Administration at the University of Virginia, and a Juris Doctor from the University of Virginia School of Law.

Donald N. Boyce has been a member of our Board of Directors since April 2006. He was a director of Walter Industries, from August 1998 to April 2006. Mr. Boyce served as Chairman of the Board of Walter Industries from November, 2000 to March, 2002 and as Chairman of the Board, President and Chief Executive Officer of Walter Industries from August, 2000 to November, 2000. During this time, Walter Industries owned U.S. Pipe. Mr. Boyce was Chairman of the Board of Directors of IDEX Corporation, a proprietary engineered industrial products manufacturing company, from April 1999 to March 2000, Chairman of the Board of Directors and Chief Executive Officer of IDEX Corporation from March 1998 to March 1999, and Chairman of the Board of Directors, President and Chief Executive Officer of IDEX Corporation from January 1988 to March 1998.

Howard L. Clark, Jr. has been a member of our Board of Directors since April 2006. He has been a director of Walter Industries since March 1995. Mr. Clark has been a Vice Chairman in the Investment Banking Division at Barclays Capital, an investment banking firm, since September 2008. He previously served as Vice Chairman of Lehman Brothers Inc., an investment banking firm, from February 1993 to September 2008 and, before that, as Chairman and Chief Executive Officer of Shearson Lehman Brothers Inc. Mr. Clark also is a director of United Rentals, Inc., an equipment rental company, and White Mountains Insurance Group, Ltd., a financial services holding company.

Jerry W. Kolb has been a member of our Board of Directors since April 2006. He has been a director of Walter Industries since June 2003. Mr. Kolb previously served as a Vice Chairman of Deloitte & Touche LLP, a registered public accounting firm, since 1986.

Joseph B. Leonard has been a member of our Board of Directors since April 2006. He has been a director of Walter Industries since June 2005. Mr. Leonard was Chairman of AirTran Holdings, Inc., from November 2007 to June 2008, Chairman and Chief Executive Officer of AirTran Holdings, Inc. from January 1999 to November 2007 and President of AirTran Holdings, Inc. from January 1999 to January 2001. Previously, Mr. Leonard served in various executive capacities for AlliedSignal, Inc., an aerospace, automotive and engineering company, and its aerospace division. Mr. Leonard previously served in various executive positions for Eastern Airlines, Inc. and prior to that he served maintenance and quality control positions for Northwest Airlines, Inc. and American Airlines. Mr. Leonard is a director of Air Canada, a full service airline company

Mark J. O’Brien has been a member of our Board of Directors since April 2006. He has been a director of Walter Industries since June 2005. Since March 2006, Mr. O’Brien has served as Chairman and Chief Executive Officer of Walter Industries’ Homes and Finance Business. Mr. O’Brien has served as President and Chief Executive Officer of Brier Patch Capital and Management, Inc., a real estate investment firm, since September 2004. Mr. O’Brien served in various executive capacities at Pulte Homes, Inc., a home building company, for 21 years, retiring as President and Chief Executive Officer in June 2003.

Bernard G. Rethore has been a member of our Board of Directors since April 2006. He has been a director of Walter Industries since March 2002. He has been Chairman of the Board Emeritus of Flowserve Corporation, a manufacturer of pumps, valves, seals and components, since April 2000. From January 2000 to April 2000, he served as Flowserve Corporation’s Chairman. He had previously served as Chairman, Chief Executive Officer and President of Flowserve Corporation. Mr. Rethore is a director of Belden, Inc., a manufacturer of specialty signal-transmission products, and Dover Corp., a diversified manufacturer of a wide range of proprietary products.

Neil A. Springer has been a member of our Board of Directors since April 2006. He was a director of Walter Industries from August 2000 to April 2006. Mr. Springer has been managing director of Springer & Associates LLC, a board consulting and executive recruitment company, since 1994. Mr. Springer is also a director of IDEX Corporation.

Lydia W. Thomas has been a member of our Board of Directors since January 2008. She served as President and Chief Executive Officer of Mitretek Systems, Inc., a public interest research and development company, from 1996 to September 2007. She was previously with The MITRE Corporation, Center for Environment, Resources and Space, serving as Senior Vice President and General Manager from 1992 to 1996, Vice President from 1989 to 1992 and Technical Director from 1982 to 1989. She is a director of Cabot Corporation.

Michael T. Tokarz has been a member of our Board of Directors since April 2006. He has served as non-executive Chairman of the Board of Walter Industries since December 2006. In 2006, Mr. Tokarz established Tokarz Group Advisers, an investment advisory firm. Since February 2002, he has been a member of the Tokarz Group, LLC, a venture capital investment company. From January 1996 to February 2002, Mr. Tokarz was a member of the limited liability company that serves as the general partner of Kohlberg Kravis Roberts & Co. L.P., a private equity company. Mr. Tokarz also is a director of IDEX Corporation, Conseco, Inc., an insurance provider, and MVC Capital, Inc., a registered investment company.

Additional Information

Except for the information disclosed above and below, the information required by this item will be contained in our definitive proxy statement issued in connection with the 2009 annual meeting of stockholders filed with the Securities and Exchange Commission (“SEC”) within 120 days after September 30, 2008 and is incorporated herein by reference.

Our website address is www.muellerwaterproducts.com. You may obtain free electronic copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports from the investors section of our website. These reports are available on our website as soon as reasonably practicable after we electronically file them with the SEC. These reports should also be available through the SEC’s website at www.sec.gov.

We have adopted a written code of conduct that applies to all directors, officers and employees, including a separate code that applies only to our principal executive officer and senior financial officers in accordance with Section 406 of the Sarbanes-Oxley Act of 2002 and the rules of the SEC promulgated thereunder. Our Code of Business Conduct and Ethics is available in the corporate governance section of our website. In the event that we make changes in, or provide waivers from, the provisions of this Code of Business Conduct and Ethics that the SEC requires us to disclose, we intend to disclose these events on the corporate governance section of our website.

We have adopted corporate governance guidelines. The guidelines and the charters of our board committees are available in the corporate governance section of our website. Copies of the Code of Business Conduct and Ethics, corporate governance guidelines and board committee charters are also available in print upon written request to the Corporate Secretary, Mueller Water Products, Inc., 1200 Abernathy Road NE, Suite 1200, Atlanta, GA 30328.

Item 11.	EXECUTIVE COMPENSATION

The information required by this item will be contained in our definitive proxy statement issued in connection with the 2009 annual meeting of stockholders is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except for the information set forth below and the information set forth in Part II, Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES, the information required by this item will be contained in our definitive proxy statement issued in connection with the 2009 annual meeting of stockholders and is incorporated herein by reference.

Securities Authorized for Issuance under Equity Compensation Plans

We have two compensation plans under which our equity securities are authorized for issuance. The 2006 Employee Stock Purchase Plan was approved by our sole stockholder in May 2006 and the 2006 Stock Incentive Plan was approved by our stockholders in January 2008. The following table sets forth certain information relating to these equity compensation plans, which relate only to Series A common stock, at September 30, 2008.

Number of
	securities to be		Weighted
	issued upon		average	Number of
	exercise of		exercise price of	securities
	outstanding		outstanding	remaining
	options,		options,	available
	warrants		warrants	for future
	and rights		and rights	issuance

Equity compensation plans approved by stockholders:
Mueller Water Products, Inc.
2006 Stock Incentive Plan	3,946,709	(1)	$12.37	3,593,927	(2)
Mueller Water Products, Inc.
2006 Employee Stock Purchase Plan	60,115	(3)	5.95	3,588,128	(4)

Total	4,006,824			7,182,055

Equity compensation plans not approved by stockholders	-		-	-

(1)	Consists of shares to be issued upon exercise of outstanding options granted under the Mueller Water Products, Inc. 2006 Stock Incentive Plan. Excludes phantom shares issuable to non-employee directors pursuant to the Mueller Water Products, Inc. Directors’ Deferred Fee Plan.

(2)	The number of shares available for future issuance under the Mueller Water Products, Inc. 2006 Stock Incentive Plan is equal to 8,000,000 shares authorized for issuance under the plan less the cumulative number of awards granted under the plan plus the cumulative number of awards cancelled under the plan.

(3)	Consists of shares issued on October 31, 2008 for which employee contributions in the form of payroll deductions were made from August 1, 2008 to October 31, 2008.

(4)	The number of shares available for future issuance under the Mueller Water Products, Inc. 2006 Stock Purchase Plan is equal to 4,000,000 shares authorized for issuance under the plan less the cumulative number of shares issued under the plan through October 31, 2008.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be contained in our definitive proxy statement issued in connection with the 2009 annual meeting of stockholders is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be contained in our definitive proxy statement issued in connection with the 2009 annual meeting of stockholders is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

(b)	Financial Statement Schedules

Except for Schedule II, Valuation and Qualifying Accounts, the schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted. The information required by Schedule II is included in the notes to the consolidated financial statements.

(c)	Exhibits

Exhibit
No.		Document

2.1		Agreement and Plan of Merger dated as of June 17, 2005 among Mueller Water Products, Inc., Walter Industries, Inc., JW MergerCo, Inc. and DLJ Merchant Banking II, Inc., as stockholders’ representative. Incorporated by reference to Exhibit 2.1 to Mueller Water Products Form 8-K (File no. 333-116590) filed on June 21, 2005.
2	.1.1	Letter Agreement dated as of February 23, 2006 between Walter Industries, Inc. and Mueller Water Products, Inc. Incorporated by reference to Exhibit 10.1 to Mueller Water Products, Inc. Form 8-K (File no. 333-131521) filed February 27, 2006.
2.2		Agreement and Plan of Merger, dated as of January 31, 2006, by and among Mueller Holding Company, Inc., Mueller Water Products, LLC and Mueller Water Products Co-Issuer, Inc. Incorporated by reference to Exhibit 2.1 Mueller Water Products Form 8-K (File no. 333-116590) filed on February 3, 2006.
3.1		Restated Certificate of Incorporation of Mueller Water Products, Inc. Incorporated by reference to Exhibit 3.1 to Mueller Water Products, Inc. Form 8-K (File no. 001-32892) filed on May 30, 2006.
3	.1.1	Certificate of Merger, dated February 2, 2006, of Mueller Water Products, LLC and Mueller Water Products Co-Issuer, Inc. with and into Mueller Holding Company, Inc. Incorporated by reference to Exhibit 3.1.2 to Mueller Water Products Inc. Form 8-K (File no. 333-116590) filed on February 3, 2006.
3.2		Amended and Restated Bylaws of Mueller Water Products, Inc. Incorporated by reference to Exhibit 3.1 to Mueller Water Products, Inc. Form 8-K (File no. 001-32892) filed on August 22, 2008.
4.1		Indenture, dated as of April 29, 2004, between Mueller Holdings (N.A.), Inc. and Law Debenture Trust Company of New York for the 14.75% Senior Discount Notes due 2014. Incorporated by reference to Exhibit 4.1 to Mueller Water Products, LLC Registration Statement on Form S-1 (File no. 333-116590) filed on June 17, 2004.
4	.1.1	Supplemental Indenture, dated as of October 3, 2005, by and among Mueller Water Products, LLC, Mueller Water Products Co-Issuer, Inc. and Law Debenture Trust Company of New York. Incorporated by reference to Exhibit 4.1 to Mueller Water Products, Inc. Form 10-Q (File no. 333-131521) filed on February 22, 2006.
4	.1.2	Second Supplemental Indenture, dated as of February 2, 2006, between, by and among Mueller Holding Company, Inc., Mueller Water Products, LLC, Mueller Water Products Co-Issuer, Inc. and Law Debenture Trust Company of New York. Incorporated by reference to Exhibit 10.1 to Mueller Water Products, Inc. Form 8-K (File no. 333-116590) filed on February 3, 2006.
4	.1.3	Third Supplemental Indenture, dated as of May 14, 2007, to the Indenture dated as of April 29, 2004 among Mueller Water Products, Inc. and Law Debenture Trust Company of New York, as trustee. Incorporated by reference to Exhibit 4.1.3 to Mueller Water Products Form 8-K (File no. 001-32892) filed on May 17, 2007.
4.2		Indenture, dated as of April 23, 2004, among Mueller Group, Inc., the Guarantors party thereto and Law Debenture Trust Company of New York for the 10% Senior Subordinated Notes due 2012. Incorporated by reference to Exhibit 4.3 to Mueller Water Products, LLC Registration Statement on Form S-1 (File no. 333-116590) filed on June 17, 2004.
4	.2.1	Supplemental Indenture, dated as of October 3, 2005, among Mueller Group Co-Issuer, Inc., Mueller Group, LLC, the certain guarantors defined therein and Law Debenture Trust Company of New York for the 10% Senior Subordinated Notes due 2012. Incorporated by reference to Exhibit 10.6 to Mueller Water Products, LLC Registration Statement on Form S-1 (File no. 333-116590) filed on February 3, 2006.

Exhibit
No.		Document

4	.2.2	Second Supplemental Indenture, dated as of May 14, 2007, to the Indenture dated as of April 23, 2004, among Mueller Group, LLC (formerly Mueller Group, Inc.) and Mueller Group Co-Issuer, Inc., the guarantors listed on the signature pages thereto and Law Debenture Trust Company of New York, as trustee. Incorporated by reference to Exhibit 4.7 to Mueller Water Products Form 8-K (File no. 001-32892) filed on May 17, 2007.
4.3		Indenture dated as of May 24, 2007 among Mueller Water Products, Inc., the guarantors named on the signature pages thereto and The Bank of New York (including form of global notes). Incorporated by reference to Exhibit 4.6 to Mueller Water Products Inc. Form 8-K (File no. 001-32892) filed on May 30, 2007.
10.1		Amended and Restated Credit Agreement among Mueller Water Products, Inc., as Borrower, Mueller Group, LLC, as prior borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender, and an L/C Issuer, JPMorgan Chase Bank, N.A., as Syndication Agent, and an L/C Issuer and the lenders named on the signature pages thereto. Incorporated by reference to Exhibit 10.17 to Mueller Water Products Inc. Form 8-K (File no. 001-32892) filed on May 30, 2007.
10	.1.1	Amendment No. 1 to Amended and Restated Credit Agreement, dated as of June 21, 2007, among Mueller Water Products, Inc., Bank of America, N.A., and each of the guarantors named on the signature pages thereto. Incorporated by reference to Exhibit 10.20 to Mueller Water Products Inc. Form 10-Q (File no. 001-32892) for the quarter ended June 30, 2007.
10.2		Corporate Agreement by and between Walter Industries, Inc. and Mueller Water Products, Inc. Incorporated by reference to Exhibit 10.1 to Mueller Water Products, Inc. Form 8-K (File no. 001-32892) filed on May 30, 2006.
10.3		Income Tax Allocation Agreement by and among Walter Industries, Inc., the Walter Affiliates (as defined therein), Mueller Water Products, Inc. and the Mueller Affiliates (as defined therein). Incorporated by reference to Exhibit 10.2 to Mueller Water Products, Inc. Form 8-K (File no. 001-32892) filed on May 30, 2006.
10.4		Transition Services Agreement by and between Walter Industries, Inc. and Mueller Water Products, Inc. Incorporated by reference to Exhibit 10.3 to Mueller Water Products, Inc. 8-K (File no. 001-32892) filed on May 30, 2006.
10	.5**	Mueller Water Products, Inc. Amended and Restated 2006 Stock Incentive Plan.
10.6		Mueller Water Products, Inc. Form of Notice of Stock Option Grant. Incorporated by reference to Exhibit 10.5.2 to Mueller Water Products, Inc. Form 10-Q for the quarter ended December 31, 2007 (File no. 001-32892) filed on February 11, 2008.
10.7		Mueller Water Products, Inc. Form of Restricted Stock Unit Award Agreement. Incorporated by reference to Exhibit 10.5.3 to Mueller Water Products, Inc. Form 10-Q for the quarter ended December 31, 2007 (File no. 001-32892) filed on February 11, 2008.
10.8		Mueller Water Products, Inc. 2006 Employee Stock Purchase Plan, as amended September 27, 2006. Incorporated by reference to Exhibit 10.5 to Mueller Water Products, Inc. Form 10-K (File no. 001-32892) filed on December 21, 2006.
10.9		Mueller Water Products, Inc. Directors’ Deferred Fee Plan. Incorporated by reference to Exhibit 10.7 to Mueller Water Products, Inc. 8-K (File no. 001-32892) filed on May 30, 2006.
10.10		Form of Mueller Water Products, Inc. Director Indemnification Agreement. Incorporated by reference to Exhibit 99.2 to Mueller Water Products, Inc. 8-K (File no. 001-32892) filed on October 31, 2008.
10.11		Executive Incentive Plan of Mueller Water Products, Inc. Incorporated by reference to Exhibit 10.6 to Mueller Water Products, Inc. 8-K (File no. 001-32892) filed on May 30, 2006.
10.12		Mueller Water Products, Inc. Executive Deferred Compensation Plan. Incorporated by reference to Exhibit 99.3 to Mueller Water Products, Inc. 8-K (File no. 001-32892) filed on October 31, 2008.
10.13		Employment Agreement, dated September 15, 2008 between Mueller Water Products, Inc. and Gregory E. Hyland. Incorporated by reference to Exhibit 99.1 to Mueller Water Products, Inc. Form 8-K (File no. 001-32892) filed on October 6, 2008.

Exhibit
No.		Document

10	.13.1	Amendment, dated as of March 2, 2006, to Executive Employment Agreement dated September 9, 2005 between Walter Industries, Inc. and Gregory E. Hyland. Incorporated by reference to Exhibit 10.1 to Mueller Water Products, Inc. Form 8-K (File no. 333-131521) filed on March 3, 2006.
10	.13.2	Mueller Water Products, Inc. Supplemental Defined Contribution Plan, effective April 1, 2007. Incorporated by reference to Exhibit 10.01 to Mueller Water Products, Inc. Form 8-K (File no. 001-32892) filed on March 27, 2007.
10.14		Executive Employment Agreement, dated January 23, 2006, between Mueller Holding Company, Inc. and Dale B. Smith. Incorporated by reference to Exhibit 10.2 to Mueller Water Products, LLC Form 8-K (File no. 333-116590) filed on January 27, 2006.
10	.14.1	Amendment dated as of November 1, 2007 to Employment Agreement with Dale B. Smith dated January 23, 2006. Incorporated by reference to Exhibit 99.2 to Mueller Water Products, Inc. Form 8-K (File no. 001-32892) filed on November 2, 2007.
10	.14.2	Amendment No. 2 dated as of October 1, 2008 to Employment Agreement with Dale B. Smith dated January 23, 2006. Incorporated by reference to Exhibit 99.1 to Mueller Water Products, Inc. Form 8-K (File no. 001-32892) filed on October 31, 2008.
10.15		Employment Agreement, dated as of September 15, 2008, between Mueller Water Products, Inc. and Robert Leggett. Incorporated by reference to Exhibit 99.1 to Mueller Water Products, Inc. Form 8-K (File no. 001-32892) filed on September 30, 2008.
10.16		Executive Employment Agreement, dated as of July 16, 2008, between Mueller Water Products, Inc. and Evan L. Hart. Incorporated by reference to Exhibit 10.18 to Mueller Water Products, Inc. Form 10-Q for the quarter ended June 30, 2008 (File 001-32892) filed on August 11, 2008.
10.17		Employment Agreement, dated as of July 31, 2006, between Mueller Water Products, Inc. and Thomas E. Fish. Incorporated by reference to Exhibit 10.2 to Mueller Water Products, Inc. Form 8-K (File no. 001-32892) filed on August 3, 2006.
10	.17.1	Mueller Water Products, Inc. Special Bonus, Incentive Award and Termination Protection Program. Incorporated by reference to Exhibit 10.18 to Mueller Water Products, Inc. Form 8-K (File no. 001-32892) filed on December 14, 2007.
10.18		Employment Agreement, dated September 15, 2008, between Mueller Water Products, Inc and Raymond P. Torok. Incorporated by reference to Exhibit 99.2 to Mueller Water Products, Inc. Form 8-K (File no. 001-32892 filed on October 6, 2008.
10.19		Joint Litigation Agreement dated December 14, 2006 between Walter Industries, Inc. and Mueller Water Products, Inc. Incorporated by reference to Exhibit 10.3 to Mueller Water Products, Inc. Form 8-K (File no. 001-32892) filed on December 19, 2006.
10.20		Form of Executive Change-in-Control Severance Agreement. Incorporated by reference to Exhibit 99.3 to Mueller Water Products, Inc. Form 8-K (File no. 001-32892) filed on October 6, 2008.
12	.1**	Computation of Ratio of Earnings to Fixed Charges.
14	.1**	Code of Business Conduct and Ethics for Mueller Water Products, Inc.
21	.1**	Subsidiaries of Mueller Water Products, Inc.
23	.1**	Consent of Ernst & Young LLP.
23	.2**	Consent of PricewaterhouseCoopers LLP.
31	.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	Filed with this report

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 25, 2008

MUELLER WATER PRODUCTS, INC.

By:	/s/ Gregory E. Hyland
Name:     Gregory E. Hyland

Title:	Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gregory E. Hyland Gregory E. Hyland	Chairman of the Board of Directors, President and Chief Executive Officer (principal executive officer)	November 25, 2008

/s/ Evan L. Hart Evan L. Hart	Senior Vice President and Chief Financial Officer (principal financial officer)	November 25, 2008

/s/ Kevin G. Mchugh Kevin G. McHugh	Vice President and Controller (principal accounting officer)	November 25, 2008

/s/ Donald N. Boyce Donald N. Boyce	Director	November 25, 2008

/s/ Howard L. Clark Howard L. Clark	Director	November 25, 2008

/s/ Jerry W. Kolb Jerry W. Kolb	Director	November 25, 2008

/s/ Joseph B. Leonard Joseph B. Leonard	Director	November 25, 2008

/s/ Mark J. O’brien Mark J. O’Brien	Director	November 25, 2008

/s/ Bernard G. Rethore Bernard G. Rethore	Director	November 25, 2008

/s/ Neil A. Springer Neil A. Springer	Director	November 25, 2008

/s/ Lydia W. Thomas Lydia W. Thomas	Director	November 25, 2008

/s/ Michael T. Tokarz Michael T. Tokarz	Director	November 25, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Mueller Water Products, Inc.

We have audited the accompanying consolidated balance sheet of Mueller Water Products, Inc. and subsidiaries as of September 30, 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mueller Water Products, Inc. and subsidiaries as of September 30, 2008, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

As discussed in Note 6 to the consolidated financial statements, on October 1, 2007, the Company adopted FASB Interpretation No. 48 related to the accounting for uncertain tax positions. Also, as discussed in Note 10 to the consolidated financial statements, in fiscal year 2008 the Company adopted the measurement date related provisions of Statement of Financial Accounting Standards No. 158 related to its defined benefit pension and other postretirement plans.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Mueller Water Products, Inc.’s internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 25, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia
November 25, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Mueller Water Products, Inc.

We have audited Mueller Water Products, Inc.’s internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Mueller Water Products, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assumed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Mueller Water Products, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Mueller Water Products, Inc. as of September 30, 2008 and the related consolidated statements of operations, stockholders’ equity and cash flows for the period ended September 30, 2008 of Mueller Water Products, Inc. and our report dated November 25, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia
November 25, 2008

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of
Mueller Water Products, Inc.

In our opinion, the accompanying consolidated balance sheet as of September 30, 2007 and the related consolidated statements of operations, of stockholders’ equity and of cash flows for each of the two years in the period ended September 30, 2007 present fairly, in all material respects, the financial position of Mueller Water Products, Inc. and its subsidiaries at September 30, 2007, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 2007, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 10 to the consolidated financial statements, the Company changed the manner in which it accounts for defined benefit pension and other postretirement benefit plans as of September 30, 2007.

/s/  PricewaterhouseCoopers LLP

Atlanta, Georgia
November 28, 2007

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,
	2008	2007
	(in millions)

Assets:
Cash and cash equivalents	$183.9	$98.9
Receivables, net	298.2	302.1
Inventories	459.4	453.5
Deferred income taxes	48.2	29.2
Other current assets	60.6	66.3

Total current assets	1,050.3	950.0

Property, plant and equipment, net	356.8	351.8
Goodwill	871.5	871.1
Identifiable intangible assets	789.8	819.3
Other noncurrent assets	21.8	17.0

Total assets	$3,090.2	$3,009.2

Liabilities and stockholders’ equity:
Current portion of long-term debt	$9.7	$6.2
Accounts payable	156.0	112.3
Other current liabilities	129.0	121.8

Total current liabilities	294.7	240.3

Long-term debt	1,085.8	1,094.3
Deferred income taxes	295.8	307.3
Other noncurrent liabilities	85.0	56.3

Total liabilities	1,761.3	1,698.2

Commitments and contingencies (Note 19)

Common stock:
Series A: 400,000,000 shares authorized, 29,528,763 shares and 29,006,267 shares outstanding at September 30, 2008 and 2007, respectively	0.3	0.2
Series B: 200,000,000 shares authorized; 85,844,920 shares outstanding at September 30, 2008 and 2007	0.9	0.9
Additional paid-in capital	1,428.9	1,422.0
Accumulated deficit	(81.6)	(124.8)
Accumulated other comprehensive income (loss)	(19.6)	12.7

Total stockholders’ equity	1,328.9	1,311.0

Total liabilities and stockholders’ equity	$3,090.2	$3,009.2

The accompanying notes are an integral part of the consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended September 30,
	2008	2007	2006
	(in millions, except per share amounts)

Net sales	$1,859.3	$1,849.0		$1,933.4
Cost of sales	1,420.3	1,385.8		1,525.7

Gross profit	439.0	463.2		407.7

Operating expenses:
Selling, general and administrative	274.6	253.2		250.1
Restructuring	18.3	-		28.6

Total operating expenses	292.9	253.2		278.7

Income from operations	146.1	210.0		129.0

Interest expense, net	72.4	86.8		107.4
Loss on early extinguishment of debt	-	36.5		8.5

Income before taxes	73.7	86.7		13.1
Income taxes	31.7	38.5		8.0

Net income	$42.0	$48.2		$5.1

Basic and diluted net income per share	$0.36	$0.42		$0.05

Weighted average shares outstanding:
Basic	115.1	114.7		95.5
Diluted	115.5	115.3		95.5

Dividends declared per share	$0.07	$0.07	$	*

*	During the year ended September 30, 2006, the Company declared dividends of $456.5 million to its owner at that time, Walter Industries, Inc.

The accompanying notes are an integral part of the consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Accumulated
		Additional		other
	Common	paid-in	Accumulated	comprehensive
	stock	capital	deficit	income (loss)	Total
	(in millions)

Balance at September 30, 2005	$-	$68.3	$(178.1)	$(45.4)	$(155.2)
Net income	-	-	5.1	-	5.1
Walter Industries, Inc. investment in subsidiary	-	932.1	-	-	932.1
Dividends to Walter Industries, Inc.	-	(456.5)	-	-	(456.5)
Forgiveness of payable to Walter Industries, Inc.	-	443.6	-	-	443.6
Sale of common stock in initial public offering	1.1	427.8	-	-	428.9
Stock-based compensation	-	2.2	-	-	2.2
Net unrealized gain on derivatives	-	-	-	1.0	1.0
Foreign currency translation	-	-	-	1.8	1.8
Minimum pension liability	-	-	-	24.0	24.0

Balance at September 30, 2006	1.1	1,417.5	(173.0)	(18.6)	1,227.0

Net income	-	-	48.2	-	48.2
Dividends declared	-	(8.0)	-	-	(8.0)
Stock-based compensation	-	10.7	-	-	10.7
Stock issued under stock compensation plans	-	1.8	-	-	1.8
Net unrealized loss on derivatives	-	-	-	(2.1)	(2.1)
Foreign currency translation	-	-	-	8.2	8.2
Minimum pension liability	-	-	-	10.0	10.0

Adjustment to initially apply SFAS No. 158, net of tax	-	-	-	15.2	15.2

Balance at September 30, 2007	1.1	1,422.0	(124.8)	12.7	1,311.0
Adjustment to adopt FASB Interpretation No. 48	-	-	0.6	-	0.6

Balance at October 1, 2007	1.1	1,422.0	(124.2)	12.7	1,311.6

Net income	-	-	42.0	-	42.0
Effect of changing pension plans’ and other postretirement benefit plans’ measurement dates pursuant to SFAS No. 158, net of tax	-	-	0.6	-	0.6
Dividends declared	-	(8.1)	-	-	(8.1)
Stock-based compensation	-	13.2	-	-	13.2
Stock issued under stock compensation plans	0.1	1.8	-	-	1.9
Net unrealized loss on derivatives	-	-	-	(6.5)	(6.5)
Foreign currency translation	-	-	-	(2.7)	(2.7)
Minimum pension liability	-	-	-	(23.1)	(23.1)

Balance at September 30, 2008	$1.2	$1,428.9	$(81.6)	$(19.6)	$1,328.9

The accompanying notes are an integral part of the consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended September 30,
	2008	2007	2006
	(in millions)

Operating activities:
Net income	$42.0	$48.2	$5.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	63.6	72.3	68.8
Amortization	29.5	29.1	28.1
Provision for doubtful receivables	3.7	0.8	1.8
Write-off of premium on notes	-	(22.8)	(14.3)
Write-off of deferred financing fees	-	11.1	4.1
Stock-based compensation expense	13.2	10.7	3.1
Accretion on debt	-	7.1	12.9
Deferred income taxes (benefit)	(4.2)	29.6	(9.5)
Amortization of deferred financing fees	1.7	2.5	3.1
Loss (gain) on disposal of property, plant and equipment	(0.9)	2.6	2.1
Asset impairments	14.8	-	21.5
Other, net	1.2	(5.5)	(3.2)
Changes in assets and liabilities, net of acquisitions:
Receivables	(11.3)	28.1	(27.0)
Inventories	(18.2)	15.0	70.4
Other assets	11.4	(0.4)	(1.3)
Accounts payable and other liabilities	35.5	(73.3)	(58.1)

Net cash provided by operating activities	182.0	155.1	107.6

Investing activities:
Capital expenditures	(88.1)	(88.3)	(71.1)
Proceeds from sale of property, plant and equipment	9.6	0.8	3.6
Acquisitions of businesses, net of cash acquired	-	(26.2)	(15.6)
Increase in amounts due Walter Industries, Inc.	-	-	1.7

Net cash used in investing activities	(78.5)	(113.7)	(81.4)

Financing activities:
Increase (decrease) in outstanding checks	(6.9)	3.1	10.0
Debt borrowings	-	1,140.0	1,105.9
Debt payments	(5.0)	(1,151.1)	(1,087.8)
Common stock issuance	1.9	1.8	428.9
Deferred financing fee payments	-	(11.4)	(21.6)
Dividend payments	(8.1)	(8.0)	(456.5)
Contribution from Walter Industries, Inc.	-	-	76.3

Net cash provided by (used in) financing activities	(18.1)	(25.6)	55.2

Effect of currency exchange rate changes on cash	(0.4)	1.7	-

Net change in cash and cash equivalents	85.0	17.5	81.4
Cash and cash equivalents at beginning of year	98.9	81.4	-

Cash and cash equivalents at end of year	$183.9	$98.9	$81.4

The accompanying notes are an integral part of the consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

Note 1.	Organization

Mueller Water Products, Inc., a Delaware corporation, together with its consolidated subsidiaries (the “Company”) operates in three business segments: Mueller Co., U.S. Pipe and Anvil. Mueller Co. manufactures and sells fire hydrants, valves and related products used in residential water and gas systems. U.S. Pipe manufactures and sells a broad line of ductile iron pipe, restrained joint products, fittings and other products. Anvil manufactures and sells a variety of pipe fittings, couplings, pipe hangers, pipe nipples and related products.

On October 3, 2005, Walter Industries, Inc. (“Walter Industries”) acquired all outstanding shares of a predecessor company comprising the current Mueller Co. and Anvil businesses (the “Mueller Acquisition”) and contributed them to its U.S. Pipe business to form the Company as it currently exists. The acquired businesses are included in the Consolidated Results of Operations beginning October 3, 2005. The Company completed an initial public offering of its Series A common stock (NYSE: MWA) on June 1, 2006 and on December 14, 2006, Walter Industries, Inc. (“Walter Industries”) distributed all of the Company’s outstanding Series B common stock (NYSE: MWA.B) to the shareholders of Walter Industries (the “Spin-off”).

The Company completed several other business acquisitions since the beginning of fiscal 2006, each of which has been included in the Consolidated Results of Operations as of its respective acquisition date.

The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, which require management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses and the disclosure of contingent assets and liabilities for the reporting periods. Actual results could differ from those estimates. All significant intercompany balances and transactions have been eliminated. Certain reclassifications have been made to previously reported amounts to conform to the current year presentation.

Note 2.	Summary of Significant Accounting Policies

Revenue Recognition—The Company recognizes revenue when delivery of products has occurred or services have been rendered and there is persuasive evidence of a sales arrangement, selling prices are fixed or determinable and collectibility from the customer is reasonably assured. Revenue is recorded net of estimated cash discounts and rebates.

Shipping and Handling—Costs to ship products to customers are included in cost of sales in the accompanying Consolidated Statements of Operations. Amounts billed to customers, if any, to cover shipping and handling costs are included in net sales.

Stock-based Compensation—The Company records compensation expense for stock-based awards granted to employees based on the fair value at the grant dates. The Company records stock-based compensation expense as a selling, general and administrative expense.

Cash and Cash Equivalents—The Company considers all highly liquid investments with original maturities of 90 days or less when purchased to be cash equivalents. Outstanding checks are netted against cash when there is a sufficient balance of cash available in the Company’s accounts at the bank to cover the outstanding checks and the right of offset exists. Where there is no right of offset against cash balances, outstanding checks are included in accounts payable. At September 30, 2008 and 2007, checks issued but not yet presented to the banks for payment (i.e., the net dollar value of bank checks outstanding) were $6.2 million and $13.1 million, respectively, and were included in accounts payable.

Receivables—Receivables relate primarily to amounts due from customers located in North America. To reduce credit risk, credit investigations are generally performed prior to accepting orders from new customers and, when necessary, letters of credit are required to ensure payment.

The estimated allowance for doubtful receivables is based upon judgments and estimates of expected losses and specific identification of problem accounts. Significantly weaker than anticipated industry or economic conditions could impact customers’ ability to pay such that actual losses may be greater than the amounts provided for in this allowance. The periodic evaluation of the adequacy of the allowance for doubtful receivables is based on an analysis of prior collection experience, specific customer creditworthiness and current economic trends within the industries served. In circumstances where a specific customer’s inability to meet its financial obligation is known to the Company (e.g., bankruptcy filings or substantial downgrading of credit ratings), the Company records a specific allowance to reduce the receivable to the amount management reasonably believes will be collected.

The following table summarizes information concerning the Company’s allowance for doubtful receivables.

	Year ended September 30,
	2008	2007	2006
	(in millions)

Balance at beginning of year	$4.9	$4.8	$0.9
Balance of acquired businesses	-	-	5.0
Provision charged to expense	3.7	0.8	1.8
Balances written off, net of recoveries	(1.9)	(0.7)	(2.9)

Balance at end of year	$6.7	$4.9	$4.8

Inventories—Inventories are recorded at the lower of cost (first-in, first-out method) or market value. Additionally, the Company evaluates its inventory in terms of excess and obsolete exposures. This evaluation includes such factors as anticipated usage, inventory turnover, inventory levels and ultimate product sales value. Inventory cost includes an overhead component that is affected by levels of production and actual costs incurred. Management periodically evaluates the effects of production levels and costs capitalized as part of inventory.

The following table summarizes information concerning the Company’s reserves for excess and obsolete inventories and to reduce inventory balances to the lower of cost or market.

	Year ended September 30,
	2008	2007	2006
	(in millions)

Balance at beginning of year	$32.3	$29.0	$4.3
Balance of acquired businesses	-	-	22.8
Provision charged to expense	3.3	9.4	16.1
Amounts written off	(3.4)	(10.1)	(14.7)
Other adjustments	(0.2)	4.0	0.5

Balance at end of year	$32.0	$32.3	$29.0

Prepaid Expenses—Prepaid expenses include maintenance supplies and tooling inventory costs. Costs for perishable tools and maintenance items are expensed when put into service. Costs for more durable items are amortized over their estimated useful lives, ranging from 3 to 10 years.

Property, plant and equipment—Property, plant and equipment is recorded at cost, less accumulated depreciation and amortization. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets. Estimated useful lives are 10 to 20 years for land improvements, 10 to 40 years for buildings and 3 to 15 years for machinery and equipment. Leasehold improvements are amortized using the straight-line method over the lesser of the useful life of the improvement or the remaining lease term. Gains and losses upon disposition are reflected in operating results in the period of disposition.

The Company capitalizes interest costs associated with large asset construction projects. Capitalized interest is treated as a component of the related asset’s cost and depreciated accordingly.

Direct internal and external costs to implement computer systems and software are capitalized as incurred. Capitalized costs are depreciated over the estimated useful life of the system or software, generally 3 to 5 years, beginning when site installation or module development is complete and ready for use.

Liabilities are recognized at fair value for asset retirement obligations related to plant and landfill closures in the period in which they are incurred and the carrying amounts of the related long-lived assets are correspondingly increased. Over time, the liabilities are accreted to their estimated future values. At September 30, 2008 and 2007, asset retirement obligations were $3.0 million and $4.0 million, respectively.

Accounting for the Impairment of Long-Lived Assets—Management tests long-lived assets, including goodwill and intangible assets that have an indefinite life, for impairment annually (or more frequently if events or circumstances indicate possible impairments). Finite-lived intangible assets are amortized over their respective estimated useful lives and reviewed if events or circumstances indicate possible impairment. We perform our annual impairment testing at September 1.

Management tests goodwill for possible impairment by first determining the fair value of the related reporting unit and comparing this value to the recorded net assets of the reporting unit, including goodwill. Fair value is determined using a combination of a discounted cash flow model and stock market comparable valuations for a peer group of companies. Significant judgments and estimates must be made when estimating future cash flows, determining the appropriate discount rate and identifying appropriate stock market comparable companies. Management concluded that the Company’s goodwill had not been impaired at September 1, 2008.

Management also evaluated the reasonableness of its determination of fair values for the Company’s reporting units compared to the stock market capitalization at September 1, 2008 and during the period thereafter. These stock market capitalizations were significantly lower than the fair values determined by management. The fair value of an entity can be greater than its market capitalization for various reasons, one of which is the concept of a control premium. Substantial value may arise from the ability to take advantages of synergies and other benefits that flow from control over another entity. Management also believes the general downturn in U.S. equity markets resulting from the recent credit and liquidity crisis, which management believes has also affected the Company’s stock market valuation, is not representative of any fundamental change in the Company’s businesses. Management cannot predict with any reasonable degree of confidence when the effects of these recent economic events will subside or when the price of the Company’s common stock will be more representative of what management believes to be the Company’s fair value. Changes in management’s assumptions underlying its estimates of fair value, which will be a function of the Company’s future financial performance and changes in economic conditions, could result in a future impairment charge.

Workers Compensation—The Company’s exposure to workers compensation claims is generally limited to $1 million per incident. Liabilities, including those related to claims incurred but not reported, are recorded principally using annual valuations based on discounted future expected payments and using historical data or combined with insurance industry data when historical data is limited. The Company is indemnified by a predecessor to Tyco International Ltd. (“Tyco”) for all workers compensation liabilities related to incidents that occurred prior to August 16, 1999. See Note 19. On an undiscounted basis, workers compensation liabilities were $25.4 million and $25.2 million at September 30, 2008 and 2007, respectively. On a discounted basis, workers compensation liabilities were $22.2 million and $21.8 million at September 30, 2008 and 2007, respectively.

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

Warranty Costs—The Company accrues for warranty expenses that can include customer costs of repair and/or replacement, including labor, materials, equipment, freight and reasonable overhead costs. The Company accrues for the estimated cost of product warranties at the time of sale if such costs are determined to be reasonably estimable at that time. Warranty cost estimates are revised throughout applicable warranty periods as better information regarding warranty costs becomes available.

Activity in accrued warranty, reported as part of other current liabilities, is presented below.

	Year ended September 30,
	2008	2007	2006
	(in millions)

Balance at beginning of year	$3.7	$2.7	$4.7
Balance at acquired businesses	-	-	1.6
Warranty expense	8.2	6.3	3.1
Warranty payments	(5.4)	(5.3)	(6.7)

Balance at end of year	$6.5	$3.7	$2.7

Deferred Financing Fees—Costs of debt financing are charged to expense over the life of the related financing agreements, which range from 5 to 10 years. Remaining costs and the future period over which they would be charged to expense are reassessed when amendments to the related financing agreements or prepayments occur.

Derivative Instruments and Hedging Activities—Changes in the fair value of derivative instruments that are accounted for as effective hedges are recorded to accumulated other comprehensive income and changes in the fair value of derivative instruments that are not accounted for as effective hedges are recorded to operating results as incurred.

The Company uses interest rate swap agreements, natural gas swap contracts and foreign currency forward contracts to hedge against certain risks. The interest rate and natural gas contracts are accounted for as effective cash flow hedges.

Income Taxes—Deferred tax liabilities and deferred tax assets are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Such liabilities and assets are determined based on the differences between the financial statement basis and the tax basis of assets and liabilities, using tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is provided if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

In accordance with Financial Accounting Standards Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes – an Interpretation of SFAS No. 109 (“FIN 48”), the Company only records tax benefits for positions that management believes are more likely than not of being sustained under audit examination based solely on the technical merits of the associated tax position. The amount of tax benefit recognized for any position that meets the more likely than not threshold is the largest amount of the tax benefit that we believe is greater than 50% likely of being realized. The Company includes any related interest as interest expense, net and any penalties are recorded as income tax expense.

Environmental Expenditures—The Company capitalizes environmental expenditures that increase the life or efficiency of property or that reduce or prevent environmental contamination. The Company accrues for environmental expenses resulting from existing conditions that relate to past operations when the costs are probable and reasonably estimable. The Company is indemnified by Tyco for all environmental liabilities that existed at August 16, 1999. See Note 19.

Research and Development—Research and development costs are expensed as incurred.

Advertising—Advertising costs are expensed as incurred.

Translation of Foreign Currency—Assets and liabilities of the Company’s businesses whose functional currency is other than the U.S. dollar are translated into U.S. dollars using year end currency exchange rates. Revenues and expenses are translated at average currency exchange rates during the year. Foreign currency translation gains and losses are reported as a component of accumulated other comprehensive income. Gains and losses resulting from foreign currency transactions are included in operating results as incurred.

Related Party Transactions—The Company purchases foundry coke from Sloss Industries, Inc. (“Sloss”), which was an affiliate of the Company until the Spin-off. Purchases from Sloss were $4.5 million during the portion of the year ended September 30, 2007 through the date of the Spin-off and were $21.2 million for the year ended September 30, 2006.

Sloss also provided other services to the Company, including the delivery of electrical power to one of the Company’s facilities, rail car switching and the leasing of a distribution facility. Income from operations includes expenses of $0.3 million for the portion of the year ended September 30, 2007 through the date of the Spin-off and $1.9 million for the year ended September 30, 2006 related to these other services provided by Sloss.

Walter Industries allocated $0.5 million and $2.0 million for the years ended September 30, 2007 and 2006, respectively, for certain costs such as insurance, executive salaries, professional service fees, human resources, transportation, healthcare and other centralized business functions to U.S. Pipe. Walter Industries allocated other indirect costs of $1.6 million and $8.0 million during the years ended September 30, 2007 and 2006, respectively, to U.S. Pipe. All of these allocations from Walter Industries were recorded in selling, general and administrative expenses. Subsequent to the Spin-off, Walter Industries was no longer considered a related party and the allocation of these costs to the Company ceased.

Certain of the Company’s employees had been granted Walter Industries restricted stock units and stock options under Walter Industries’ share-based compensation plans. The Company had $0.6 million and $0.8 million in expenses related to this stock-based compensation allocated from Walter Industries for the years ended September 30, 2007 and 2006, respectively. In connection with the Spin-off, Walter Industries cancelled these instruments and the Company replaced them with restricted stock units and options to acquire shares of the Company’s Series A common stock under a predecessor to the Mueller Water Products, Inc. Amended and Restated 2006 Stock Incentive Plan.

Note 3.	Acquisitions

Year ended September 30, 2007

Fast Fabricators, Inc. — On January 4, 2007, the Company acquired the net assets of Fast Fabricators, Inc. (“Fast Fabricators”), a ductile iron pipe fabricator based in Connecticut, for $23.0 million in cash, net of cash acquired. The purchase price was subject to an earnout adjustment based on calendar 2007 operating results. None of the earnout amount was earned. The identifiable intangible assets acquired represented customer relationships, which are amortized over a 12-year life and a trade name and trademark, which has an indefinite life.

Star Pipe, Inc. — As part of the January 2004 acquisition of Star Pipe, Inc. (“Star”), the purchase price was subject to an earnout adjustment based on a target gross profit amount. During the year ended September 30, 2007, $3.7 million was paid as the final payment for the earnout adjustment.

The purchase price allocations for these acquisitions are presented below.

	Estimated fair values
	of net assets acquired
	Fast
	Fabricators	Star
	(in millions)

Current assets	$10.5	$-
Property, plant and equipment	1.8	-
Goodwill	0.5	3.7
Identifiable intangible assets	13.1	-
Current liabilities	(2.9)	-

Net assets acquired	$23.0	$3.7

Year ended September 30, 2006

CCNE, L.L.C. — On January 27, 2006, the Company acquired the operating assets of CCNE, L.L.C. (“CCNE”), a manufacturer of check valves based in Connecticut, for $8.8 million in cash. The identifiable intangible assets acquired represented purchased technology and are being amortized over an estimated useful life of 55 months.

Hunt Industries, Inc. — On January 4, 2006, the Company acquired Hunt Industries, Inc. (“Hunt”), a manufacturer of meter pits and meter yokes based in Tennessee, for $6.8 million in cash.

Mueller Acquisition — On October 3, 2005, Walter Industries completed the Mueller Acquisition by paying $944.0 million in cash and assuming $1.05 billion of indebtedness. Transaction costs included in the acquisition price were $15.4 million. In February 2006, Walter Industries received $10.5 million based on the final closing cash and working capital, adjusting the total purchase price to $933.5 million.

The purchase price allocations for these acquisitions are presented below.

	Estimated fair values of
	net assets acquired
			Mueller
	CCNE	Hunt	Acquisition
	(in millions)

Current assets	$2.1	$0.2	$550.6
Property, plant and equipment	-	-	214.2
Goodwill	-	6.8	802.1
Identifiable intangible assets	6.7	-	856.9
Other assets	-	-	350.7
Current liabilities	-	(0.2)	-
Debt	-	-	(1,572.7)
Deferred tax liabilities	-	-	(268.3)

Net assets acquired	$8.8	$6.8	$933.5

Note 4.	Goodwill and Identifiable Intangible Assets

Goodwill activity is presented below.

	Year ended September 30,
	2008	2007
	(in millions)

Balance at beginning of year	$871.1	$866.0
Acquisition of Fast Fabricators	-	0.5
Earnout payment from acquisition of Star Pipe	-	3.7
Reversal of restructuring accruals	-	(1.2)
Adoption of FIN 48	0.4	-
Other tax adjustments	-	2.1

Balance at end of year	$871.5	$871.1

Other tax adjustments of $2.1 million during the year ended September 30, 2007 primarily represented state tax matters that related to periods prior to the Mueller Acquisition.

Identifiable intangible assets are presented below.

	September 30,
	2008	2007
	(in millions)

Cost:
Finite lived intangible assets:
Technology	$63.0	$63.0
Customer relationships	409.2	409.2
Indefinite-lived intangible assets:
Trade names and trademarks	404.5	404.5

	876.7	876.7

Accumulated amortization:
Technology	20.9	13.8
Customer relationships	66.0	43.6

	86.9	57.4

Net book value	$789.8	$819.3

At September 30, 2008, the remaining weighted-average amortization period for the finite-lived intangible assets was 17.2 years. Amortization expense related to finite-lived intangible assets was $29.5 million, $29.1 million and $28.1 million for the years ended September 30, 2008, 2007 and 2006, respectively. Amortization expense for each of the next five years ending September 30 is scheduled to be $29.6 million in 2009, $29.6 million in 2010, $29.3 million in 2011, $28.1 million in 2012 and $28.1 million in 2013.

Note 5.	Restructuring Activities

Activity in accrued restructuring is presented below.

	Year ended September 30,
	2008	2007	2006
	(in millions)

Balance at beginning of year	$0.9	$3.1	$-
Additions charged against operations	18.3	-	28.6
Additions (reductions) charged to goodwill	-	(0.6)	9.0
Reductions credited against operations	(0.3)	-	-
Reductions credited against assets	(14.8)	-	(21.5)
Payments	(3.2)	(1.6)	(13.0)

Balance at end of year	$0.9	$0.9	$3.1

In November 2007, the Company announced its intent to cease U.S. Pipe’s ductile iron pipe manufacturing operations in Burlington, New Jersey, eliminating approximately 180 jobs. These manufacturing operations ceased during the year ended September 30, 2008. This facility continues to be used as a full-service distribution center for customers in the Northeast. In connection with this action, total restructuring charges of approximately $19 million are expected, consisting of approximately $15 million of asset impairment charges and approximately $4 million of employee-related and other charges. The $18.3 million in restructuring charges recorded during the year ended September 30, 2008 consisted of $14.8 million of asset impairment charges and $3.5 million of employee-related and other charges, $2.8 million of which was paid during the year ended September 30, 2008. Future related restructuring charges are not expected to be material.

In November 2006, the Company announced its intent to relocate Anvil’s pipe nipple and merchant coupling production in its Canvil manufacturing facility in Ontario, Canada to its Beck facility in Pennsylvania, eliminating approximately 90 jobs. The consolidation of these product lines in the Beck facility was completed during the year ended September 30, 2007. Severance of $1.8 million was recorded as an adjustment to goodwill during the year ended September 30, 2006. During the year ended September 30, 2007, the Company revised its estimate of severance and decreased goodwill and accrued severance by $0.6 million. The Company paid $0.4 million and $0.9 million of the above-mentioned severance during the years ended September 30, 2008 and 2007, respectively.

In October 2006, the Company announced its intent to close Mueller Co.’s James Jones manufacturing facility in El Monte, California, eliminating approximately 155 jobs. This facility’s production of brass products and hydrants was transferred to Decatur, Illinois and Albertville, Alabama plants during the year ended September 30, 2007. Total costs related to this closure were $2.5 million, of which $0.2 million of severance and $0.5 million of asset impairment charges were recorded as adjustments to goodwill during the year ended September 30, 2006. Other costs of approximately $1.8 million associated with relocating the El Monte inventory and equipment were expensed as incurred.

In April 2006, the Company announced its intent to close Mueller Co.’s valve and hydrant manufacturing facility in Milton, Ontario, Canada. This facility closed during the year ended September 30, 2006, resulting in the elimination of approximately 130 jobs. Total costs related to this closure were $4.5 million, including $2.5 million of severance, $0.2 million of asset impairment charges and $0.6 million of lease run-out costs recorded as adjustments to goodwill during the year ended September 30, 2006. Other costs of $1.2 million to relocate the Milton inventory and equipment were expensed as incurred.

In January 2006, the Company announced its intent to close Mueller Co.’s Henry Pratt valve manufacturing facility in Dixon, Illinois. This facility was closed during the year ended September 30, 2007. Total costs related to this closure were $3.7 million, including $1.0 million of severance and $1.7 million of asset impairment charges recorded as adjustments to goodwill during the year ended September 30, 2006. Other costs of $1.0 million to relocate equipment and temporary outsourcing of manufacturing were expensed as incurred. The Company paid $0.5 million of the above-mentioned severance during the year ended September 30, 2007.

In October 2005, Walter Industries announced its intent to close U.S. Pipe’s Chattanooga, Tennessee plant and transfer the valve and hydrant production of that plant to Mueller Co.’s Chattanooga, Tennessee and Albertville, Alabama plants. This facility was closed during the year ended September 30, 2006, resulting in the elimination of approximately 340 jobs. Total costs related to this closure were $49.9 million of which $28.6 million for severance and asset impairment charges were reported as restructuring charges during the year ended September 30, 2006. Other costs of $21.3 million included $11.4 million of inventory write-downs, $9.0 million of unabsorbed overhead costs written off and $0.9 million of other costs and were reported as cost of sales during the year ended September 30, 2006. The Company paid $0.5 million of the above-mentioned severance during the year ended September 30, 2007.

Note 6.	Income Taxes

The components of income before taxes are presented below.

	Year ended September 30,
	2008	2007	2006
	(in millions)

U.S.	$68.7	$83.4	$6.8
Non-U.S.	5.0	3.3	6.3

Income before taxes	$73.7	$86.7	$13.1

Income tax expense (benefit) is presented below.

	Year ended September 30,
	2008	2007	2006
	(in millions)

Current:
U.S.:
Federal	$25.3	$5.5	$23.6
State and local	4.8	2.2	7.0
Non-U.S.	5.8	1.2	2.3

	35.9	8.9	32.9

Deferred:
U.S.:
Federal	(4.4)	24.7	(19.0)
State and local	2.6	4.9	(5.7)
Non-U.S.	(2.4)	-	(0.2)

	(4.2)	29.6	(24.9)

Income taxes	$31.7	$38.5	$8.0

The reconciliation between the U.S. federal statutory income tax rate and the effective tax rate is presented below.

	Year ended September 30,
	2008	2007	2006

U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
Adjustments to reconcile to the effective tax rate:
State income taxes, net of federal benefit	6.5	5.3	6.4
Nondeductible interest	-	1.6	20.3
Nondeductible compensation	2.0	3.1	-
U.S. manufacturing deduction	(2.3)	(0.6)	(7.8)
Foreign income taxes	1.6	0.4	2.5
Other nondeductible expenses	1.0	-	4.3
Other	(0.8)	(0.4)	0.4

Effective tax rate	43.0%	44.4%	61.1%

Deferred income tax assets (liabilities) are presented below.

	September 30,
	2008	2007
	(in millions)

Deferred income tax assets:
Allowances for losses on receivables	$3.7	$1.8
Inventories	16.0	18.1
Accrued expenses	24.6	23.8
Pension and other postretirement benefits	16.3	10.9
Stock compensation	8.7	-
All other	10.1	-

	79.4	54.6
Valuation allowance	(4.3)	-

Total deferred income tax assets	75.1	54.6

Deferred income tax liabilities:
Identifiable intangible assets	(282.0)	(288.6)
Property, plant and equipment	(40.2)	(44.1)
Other	(0.5)	-

Total deferred income tax liabilities	(322.7)	(332.7)

Net deferred income tax liabilities	$(247.6)	$(278.1)

A valuation allowance has been provided on deferred tax assets at September 30, 2008 since management believes it is more likely than not that a portion of the Company’s deferred tax asset associated with the Mueller Water Products, Inc. Amended and Restated 2006 Stock Incentive Plan will not be realized due to limitation on deductibility of executive compensation provided in Internal Revenue Code Section 162(m). Management has estimated that $4.3 million of the stock compensation deferred tax asset will be subject to this limitation based on projected executive compensation subject to the annual limitation and the restricted stock unit vesting schedule. Management believes that it will be able to recover all other deferred tax assets through taxable earnings from operations.

Activity in the valuation allowance for deferred tax assets is described below.

	September 30,
	2008	2007
	(in millions)

Balance at beginning of year	$-	$-
Additions	4.3	-
Deductions	-	-

Balance at end of year	$4.3	$-

For federal income tax purposes, through December 15, 2006, the Company was included in the consolidated income tax return with Walter Industries and its subsidiaries. The income tax provision for the year ended September 30, 2007 has been presented as if the Company filed on a stand alone basis for the period included in the Walter Industries returns. For the year ended September 30, 2008, the Company will file a consolidated U.S. corporate income tax return, combined or unitary state income tax returns where required, and separate company income tax returns in Canada, China and most U.S. states.

The Company has state net operating loss carryforwards of approximately $81.7 million expiring beginning 2010. These loss carryforwards are subject to limitations in certain jurisdictions under Section 382 of the Internal Revenue Code. State net operating loss carryforwards of $73.3 million expire after 2012, and management believes that all net operating loss carryforwards will be utilized before they expire.

The cumulative amount of undistributed earnings of foreign subsidiaries for which United States income taxes have not been provided was approximately $103.5 million at September 30, 2008. It is not currently practical to estimate the amount of unrecognized deferred United States income taxes that might be payable on the repatriation of these earnings.

On October 1, 2007, the Company adopted the provisions FIN 48. As a result, the Company recorded a net increase of $1.0 million in the liability for unrecognized income tax benefits, a $0.6 million increase in the accumulated deficit and an increase of $0.4 million to goodwill.

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits is presented below.

September 30,
2008
(in millions)

Balance at October 1, 2007	$22.3
Increases related to prior year positions	3.4
Decreases related to prior year positions	(0.1)
Increases related to current year positions	0.7
Payments	(4.0)

Balance at end of year	$22.3

The gross amount of unrecognized tax benefits at September 20, 3008 includes $9.3 million of gross unrecognized tax benefit that, if recognized, would impact the effective tax rate.

The Company is in the process of filing prior year state income tax returns and expects to settle certain state tax audits within the next 12 months. Management believes it is reasonably possible that these filings and audit settlements will reduce the gross unrecognized tax benefits by approximately $10.0 million within the next 12 months.

The Company recognizes interest related to uncertain tax positions as interest expense and would recognize any penalties that may be incurred as a component of selling, general, and administrative expenses. At September 30, 2008, the Company had approximately $3.2 million of accrued interest related to unrecognized tax benefits, of which $1.4 million was accrued during the year ended September 30, 2008.

Mueller Co. and Anvil are currently under audit by the Internal Revenue Service for tax years ended September 30, 2005 and October 3, 2005. Federal income tax returns for Mueller Co. and Anvil are closed for years prior to 2005. U.S. Pipe is not currently under audit by the Internal Revenue Service, but remains subject to statute extension agreements that may be applicable to Walter Industries.

The Company’s state income tax returns are generally closed for years prior to 2005, except for those states in which prior year returns are currently being filed. Those state returns remain open for years back to 2003. The Company’s Canadian income tax returns are generally closed for years prior to 2003.

Note 7.	Borrowing Arrangements

Outstanding borrowings are presented below.

	September 30,
	2008	2007
	(in millions)

2007 Credit Agreement:
Term Loan A	$141.6	$141.6
Term Loan B	526.7	532.1
7 3/8% Senior Subordinated Notes	425.0	425.0
Other	2.2	1.8

	1,095.5	1,100.5
Less current portion	(9.7)	(6.2)

Long-term debt	$1,085.8	$1,094.3

2007 Credit Agreement—On May 24, 2007, the Company entered into a credit agreement (the “2007 Credit Agreement”) consisting of a $300 million senior secured revolving credit facility (the “Revolver”), a $150 million term loan (the “Term A Loan”) and a $565 million term loan (the “Term B Loan”). The 2007 Credit Agreement contains customary covenants and events of default, including covenants that limit the Company’s ability to incur debt, pay dividends and make investments. Management believes the Company is compliant with these covenants at September 30, 2008 and expects to remain in compliance for the foreseeable future. Substantially all of the Company’s real and personal property has been pledged as collateral under the 2007 Credit Agreement.

The Revolver terminates in May 2012 and bears interest at a floating rate equal to LIBOR plus a margin ranging from 1.0% to 1.75% depending on the Company’s leverage ratio as defined in the 2007 Credit Agreement. For any unused portion of the Revolver, the Company also pays a commitment fee ranging from 0.2% to 0.5% (0.375% at September 30, 2008), depending on the Company’s leverage ratio as defined in the 2007 Credit Agreement. There were no outstanding borrowings under the Revolver at September 30, 2008 or 2007.

The Term A Loan matures in May 2012 and bears interest at a floating rate equal to LIBOR plus a margin ranging from 1.0% to 1.75% (1.5% at September 30, 2008) depending on the Company’s leverage ratio. The principal balance is scheduled to be repaid with quarterly payments of $3.5 million commencing September 2009 with the remaining balance paid at maturity. At September 30, 2008, the weighted-average effective interest rate was 4.86%, including the margin and the effects of interest rate swap contracts. Since the Term A Loan is not traded and has different terms and cash flows than the Term B Loan, management concludes it is not practicable to calculate a meaningful fair value of the Term A Loan.

The Term B Loan matures in May 2014 and bears interest at a floating rate equal to LIBOR plus a margin of 1.75%. The principal balance is being repaid in quarterly payments of approximately $1.3 million with the remaining balance paid at maturity. At September 30, 2008, the weighted-average effective interest rate was 6.38%, including the margin and the effects of interest rate swap contracts. Based on information provided by an external source, management estimates the fair value of the Term B Loan was $472.3 million at September 30, 2008.

7 3/8% Senior Subordinated Notes — On May 24, 2007, the Company completed a private placement of $425.0 million principal face amount of senior subordinated notes maturing June 1, 2017. On October 1, 2007, the Company exchanged these notes for notes registered with the Securities and Exchange Commission with substantially identical terms (the “Senior Notes”). The Senior Notes bear interest at 7.375%, paid semi-annually. Based on quoted market prices, the Senior Notes had a fair market value of $335.7 million at September 30, 2008.

The indenture securing the Senior Notes contains customary covenants and events of default, including covenants that limit the Company’s ability to incur debt, pay dividends and make investments. Management believes the Company is compliant with these covenants at September 30, 2008 and expects to remain in compliance for the foreseeable future. Substantially all of the Company’s United States subsidiaries guarantee the Senior Notes.

Future maturities of outstanding borrowings at September 30, 2008 for each of the years ending September 30 are $9.7 million during 2009, $20.1 million during 2010, $19.9 million during 2011, $115.2 million during 2012, $5.3 million during 2013 and $925.3 million after 2013.

Note 8.	Derivative Financial Instruments

The Company is exposed to certain risks relating to its ongoing business operations that it manages to some extent using derivative instruments. These are derivative instruments are interest rate risk, foreign exchange risk and commodity price risk. The Company enters into interest rate swap contracts to manage interest rate risk associated with the Company’s variable-rate borrowings. The Company enters into natural gas swap contracts to manage the price risk associated with future purchases of natural gas used in the Company’s manufacturing processes. The Company enters into foreign currency forward exchange contracts to manage foreign currency exchange risk associated with the Company’s Canadian-dollar denominated intercompany loans.

The Company has designated its interest rate swap contracts and natural gas swap contracts as cash flow hedges of its future interest payments and purchases of natural gas, respectively. As a result, the effective portion of the gain or loss on these contracts is reported as a component of other comprehensive income and reclassified into earnings in the same periods during which the hedged transactions affect earnings. Gains and losses on those contracts representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

The Company’s interest rate swap contracts result in payments of interest at fixed rates ranging from 3.0% to 5.1%, and expire at various dates from October 2008 to September 2012. The Company’s outstanding interest rate swap contracts at September 30, 2008 and 2007 are presented below.

	Hedged loan principal
	September 30,
Rate benchmark	2008	2007
	(in millions)

90-day LIBOR	$475.0	$325.0

The effects of the Company’s interest rate swap contracts on the consolidated statements of operations are presented below.

	Year ended September 30,
	2008	2007	2006
	(in millions)

Gain (loss) recognized in other comprehensive income	$(14.0)	$(1.2)	$1.6
Gain (loss) reclassified from accumulated other comprehensive income into income	(4.1)	2.2	0.4
Ineffectiveness gain (loss) recognized in income	-	-	0.9

The Company’s natural gas swap contracts result in fixed natural gas purchase prices ranging from $9.235 per MMBtu to $10.040 per MMBtu through September 2009. The Company’s outstanding natural gas swap contracts at September 30, 2008 and 2007 are presented below.

	Hedged MMBtu
	September 30,
Commodity index	2008	2007

NYMEX natural gas	669,000	476,000

The effects of the Company’s natural gas swap contracts on the consolidated statements of operations are presented below.

	Year ended September 30,
	2008	2007	2006
	(in millions)

Loss recognized in other comprehensive income	$(1.8)	$(0.2)	$-
Gain (loss) reclassified from accumulated other comprehensive income into income	0.9	-	-
Ineffectiveness loss recognized in income	(0.1)	-	-

The Company’s outstanding foreign currency forward contracts at September 30, 2008 and 2007 are presented below.

	Hedged loan principal
	September 30,
Currency	2008	2007
	(in millions)

Canadian dollar	$27.6	$34.2

The Company recorded net gains of $1.3 million for the year ended September 30, 2008 and net losses of $3.2 million and $1.3 million for the years ended September 30, 2007 and 2006, respectively, in connection with these contracts, which are included in selling, general, and administrative expenses, where they offset the transaction losses and gains recorded in connection with the intercompany loans.

The fair values of the Company’s derivative contracts are presented below (in millions).

	September 30, 2008		September 30, 2007
		Fair		Fair
	Balance sheet location	value	Balance sheet location	value

Asset derivatives:
Derivatives not designated as hedging instruments:
Foreign currency forwards	Other noncurrent assets	$1.2		$-

Liability derivatives:
Derivatives designated as hedging instruments:
Interest rate swaps	Other noncurrent liabilities	$11.6	Other noncurrent liabilities	$1.7
Natural gas swaps	Other noncurrent liabilities	1.2	Other noncurrent liabilities	0.2

		12.8		1.9
Derivatives not designated as hedging instruments:
Foreign currency forwards		-	Other noncurrent liabilities	4.0

		$12.8		$5.9

Note 9.	Deferred Financing Fees

In connection with its debt refinancing in May 2007, the Company wrote off $11.1 million of deferred financing fees related to a previous credit agreement and capitalized additional financing fees of $11.5 million related to the 2007 Credit Agreement and the senior subordinated notes that became the Senior Notes. The amortization of deferred financing fees is charged to interest expense over the terms of the related debt agreements. At September 30, 2008, unamortized deferred financing fees were $10.7 million, and are scheduled to be amortized over the next five years ending September 30 as follows: $1.7 million during 2009, $1.7 million during 2010, $1.7 million during 2011, $1.4 million during 2012 and $1.0 million during 2013.

During the year ended September 30, 2006, the Company wrote off $4.1 million of deferred financing fees pursuant to the partial early redemption of outstanding borrowings under a then-existing credit agreement.

Note 10.	Retirement Plans

The Company has various pension and profit sharing plans covering substantially all employees (the “Plans”). The Company funds its retirement and employee benefit plans in accordance with the requirements of the Plans and, where applicable, in amounts sufficient to satisfy the minimum funding requirements of applicable law. The Plans provide benefits based on years of service and compensation or at stated amounts for each year of service.

The Company also provides certain postretirement benefits other than pensions, primarily healthcare, to eligible retirees. The Company’s postretirement benefit plans are funded as benefits are paid.

During the three months ended March 31, 2008, the Company’s actuary revised its analysis to account for the shutdown of manufacturing operations at U.S. Pipe’s Burlington facility. The revised analysis resulted in a decrease in the funded status of the plan of $7.7 million and an after-tax decrease in accumulated other comprehensive income of $4.6 million. The Company recorded pension plan curtailment expense of $1.2 million, partially offset by an other postretirement benefit plan curtailment gain of $0.8 million, which were included in restructuring charges for the year ended September 30, 2008.

During the three months ended December 31, 2007, the Company amended a retiree medical coverage plan for U.S. Pipe employees to eliminate the payment of benefits beyond age 65. This amendment decreased the Company’s liability to the plan by $8.8 million and resulted in an after-tax increase in accumulated other comprehensive income of $5.4 million. The Company also amended another plan for employees at its Decatur, Illinois facility. This amendment provided additional employee benefits and, as a result, the Company recorded a decrease in the funded status of the plan of $2.4 million and an after-tax decrease in accumulated other comprehensive income of $1.5 million.

For the year ended September 30, 2008, the measurement date for all Plans and other postretirement plans was September 30. For years ended September 30, 2007 and 2006, the measurement date for the U.S. Pipe pension plans and all other non-pension postretirement benefit plans was June 30, and the measurement date for all other pension plans was September 30. The Company recorded an adjustment to retained earnings of $0.6 million to account for the change in measurement date pursuant the adoption of FASB No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”).

Information for pension plans with accumulated benefit obligations in excess of plan assets is presented below.

	September 30,
	2008	2007
	(in millions)

Projected benefit obligations	$307.0	$239.8
Accumulated benefit obligations	300.1	223.7
Fair value of plan assets	271.9	212.0

Information for pension plans with accumulated benefit obligations less than plan assets is presented below.

	September 30,
	2008	2007
	(in millions)

Projected benefit obligations	$10.9	$110.9
Accumulated benefit obligations	9.6	109.8
Fair value of plan assets	12.7	116.0

Amounts recognized for the Company’s pension and other postretirement benefit plans are presented below.

	Year ended September 30,
	Pension plans		Other plans
	2008	2007	2008	2007
	(in millions)

Projected benefit obligations:
Beginning of year	$350.7	$349.5	$20.4	$22.3
Service cost	5.5	6.1	0.4	0.5
Interest cost	24.9	20.7	1.0	1.3
Amendments	2.6	1.0	(8.8)	-
Actuarial gain	(32.8)	(7.2)	(3.4)	(1.7)
Benefits paid	(26.1)	(20.7)	(1.6)	(2.0)
Employee contributions	0.1	0.1	-	-
Currency translation	(0.5)	1.7	-	-
Settlement payments	(2.4)	-	-	-
Special termination benefits	0.8	-	-	-
Curtailment gain	(4.9)	(0.5)	-	-

End of year	$317.9	$350.7	$8.0	$20.4

Accumulated benefit obligations at end of year	$309.7	$333.5	$8.0	$20.4

Plan assets:
Beginning of year	$328.0	$289.6	$-	$-
Actual return on plan assets	(50.2)	44.5	-	-
Employer contributions	35.9	12.8	1.6	2.0
Employee contributions	0.1	0.1	-	-
Currency translation	(0.6)	1.9	-	-
Benefits paid	(26.1)	(20.7)	(1.6)	(2.0)
Settlement payments	(2.4)	-	-	-
Other	(0.1)	(0.2)	-	-

End of year	$284.6	$328.0	$-	$-

Accrued benefit cost at end of year:
Unfunded status	$(33.3)	$(22.7)	$(8.0)	$(20.4)
Contributions after measurement date	-	15.6	-	-

	$(33.3)	$(7.1)	$(8.0)	$(20.4)

Recognized on balance sheet:
Other noncurrent assets	$2.0	$4.8	$-	$-
Other current liabilities	-	-	(0.7)	(2.1)
Other noncurrent liabilities	(35.3)	(11.9)	(7.3)	(18.3)

	$(33.3)	$(7.1)	$(8.0)	$(20.4)

Recognized in accumulated other comprehensive income before taxes:
Prior year service cost (credit)	$4.3	$3.0	$(12.8)	$(8.8)
Net actuarial loss (gain)	51.2	8.2	(15.5)	(13.4)

	$55.5	$11.2	$(28.3)	$(22.2)

The components of net periodic benefit cost (gain) are presented below.

	Year ended September 30,
	Pension plans			Other benefit plans
	2008	2007	2006	2008	2007	2006
	(in millions)

Service cost (gain)	$4.9	$6.1	$8.1	$0.4	$(0.5)	$(0.7)
Interest cost (gain)	21.3	20.6	20.3	0.8	(1.3)	(1.4)
Expected return on plan assets	(27.2)	(23.8)	(20.5)	-	-	-
Amortization of prior service cost (gain)	0.8	0.3	0.3	(3.2)	2.5	2.5
Amortization of net loss (gain)	0.7	2.1	3.9	(1.0)	1.6	0.9
Curtailment/special settlement loss (gain)	1.4	(0.3)	5.0	(0.8)	-	1.7
Other	0.1	0.2	0.2	-	-	-

Net periodic benefit cost (gain)	$2.0	$5.2	$17.3	$(3.8)	$2.3	$3.0

Activity in accumulated other comprehensive income, before taxes in the year ended September 30, 2008, is presented below.

	Pension	Other
	plans	benefit plans
	(in millions)
Balance at beginning of year	$11.2	$(22.2)
Amounts reclassified as amortization of net periodic cost:
Gain or loss amortization	(0.7)	(3.2)
Prior year service cost amortization	(0.8)	(1.0)
Losses during the year	37.6	(2.7)
Curtailment/special settlement loss	(0.5)	0.8
Change in prior service cost during the year	(0.4)	-
Effect of currency exchange on amounts included in accumulated other comprehensive income	14.0	-
Change in projected benefit obligation due to plan amendments	(2.7)	-
Change in projected benefit obligation due to Burlington shutdown	(2.2)	-

Balance at end of year	$55.5	$(28.3)

The components of accumulated other comprehensive income that management expects to be reclassified into income in the year ending September 30, 2009 are presented below.

Other
	Pension	postretirement
	benefits	benefits
(in millions)

Amounts expected to be amortized out of accumulated other comprehensive income into net periodic benefit cost in fiscal 2009:
Amortization of unrecognized prior year service cost	$ 0.8	$ (3.3)
Amortization of unrecognized gain/loss	3.3	(1.6)

	$ 4.1	$ (4.9)

The discount rates were selected using a “yield curve” approach, which management believes to approximate the construction of a hypothetical board portfolio that matches the Plans’ cash flows. The discount rates are the equivalent rates that produce the same present value as discounting the projected plan cash flows at anticipated market rates for each future payment date. These anticipated market rates are based on yields for high quality fixed income investments. The Company relies on the Plans’ investment advisors to assist in the use of the discount rate model.

Separate discount rates were selected for different Plans due to differences in the timing of future cash flows. The discount rate model for Plans covering participants in Canada reflected yields available investments in Canada, while Plans covering participants in the United States reflected yields available on investments there.

Management’s expected returns on plan assets and assumed healthcare cost trend rates were determined with the assistance of the Plans’ investment consultants.

A summary of key assumptions for the Company’s pension and other postretirement benefit plans is below.

	Plan measurement date
	Pension plans			Other plans
	2008	2007	2006	2008	2007	2006
	(in millions)

U.S. Pipe pension plans:
Weighted average used to determine benefit obligations:
Discount rate	7.60%	6.25%	6.25%
Rate of compensation increases	3.50%	3.50%	3.50%
Weighted average used to determine net periodic cost:
Discount rate	6.25%	6.25%	5.00%
Expected return on plan assets	8.90%	8.90%	8.90%
Rate of compensation increases	3.50%	3.50%	3.50%
Mueller Co. and Anvil pension plans:
Weighted average used to determine benefit obligations:
Discount rate	7.49%	6.27%	5.69%
Rate of compensation increases	3.50%	3.50%	3.50%
Weighted average used to determine net periodic cost:
Discount rate	6.27%	5.68%	5.22%
Expected return on plan assets	8.55%	8.55%	7.66%
Rate of compensation increases	3.50%	3.50%	3.50%
Other plans:
Weighted average used to determine benefit obligations:
Discount rate				7.60%	6.25%	6.25%
Weighted average used to determine net periodic cost:
Discount rate				6.25%	6.25%	5.00%
Assumed healthcare cost trend rates:
Next year – pre-65				9.90%	9.00%	10.00%
Next year – post-65				N/A	11.00%	12.00%
Ultimate trend rate – pre-65				5.50%	5.00%	5.00%
Ultimate trend rate – post-65				N/A	7.00%	7.00%
Year ultimate trend rate achieved				2015	2015	2014

Assumed healthcare cost trend rates, discount rates, expected return on plan assets and salary increases have a significant effect on the amounts reported for the pension and healthcare plans. A one-percentage-point change in the trend rate for these assumptions would have the following effects (in millions):

	1 Percentage	1 Percentage
	point increase	point decrease

U.S. Pipe pension plans:
Discount rate:
Effect on pension service and interest cost components	$0.1	$(0.2)
Effect on pension benefit obligations	(19.5)	23.2
Effect on current year pension expense	(1.3)	1.5
Expected return on plan assets:
Effect on current year pension expense	(1.6)	1.6
Rate of compensation increase:
Effect on pension service and interest cost components	0.3	(0.3)
Effect on pension benefit obligations	2.3	(2.1)
Effect on current year pension expense	0.4	(0.4)
Mueller Co. and Anvil pension plans:
Discount rate:
Effect on pension service and interest cost components	(0.1)	(0.2)
Effect on pension benefit obligations	(9.5)	11.5
Effect on current year pension expense	(1.0)	0.9
Expected return on plan assets:
Effect on current year pension expense	1.2	(1.2)
Rate of compensation increase:
Effect on pension service and interest cost components	-	-
Effect on pension benefit obligations	0.2	(0.2)
Effect on current year pension expense	-	-
Other plans:
Health care cost trend:
Effect on total of service and interest cost components	0.1	(0.1)
Effect on postretirement benefit obligations	0.2	(0.2)
Discount rate:
Effect on postretirement service and interest cost components	-	-
Effect on postretirement benefit obligations	(0.6)	0.7
Effect on current year postretirement benefits expense	(0.1)	0.1

The Company maintains a single trust to hold all of the Plans’ assets. This trust’s strategic asset allocations, tactical range at September 30, 2008 and actual asset allocations at September 30 (unless otherwise noted) are presented below.

			Actual asset allocation
	Strategic	Tactical			June 30,
	allocation	range	2008	2007	2007	2006

Equity investments:
Large capitalization stocks	45%	40-50%
Mid capitalization stocks	10%	8-12%
Small capitalization stocks	0%	0%
International stocks	15%	12-18%

	70%	65-70%	61%	68%	72%	56%
Fixed income investments	30%	25-35%	35%	27%	28%	23%
Cash	0%	0-2%	4%	5%	0%	21%

	100%		100%	100%	100%	100%

These ranges are targets and deviations may occur from time to time due to market fluctuations. Portfolio assets are typically rebalanced to the allocation targets at least annually.

The Company’s minimum pension plan funding requirement for the year ending September 30, 2009 is $7.3 million, which the Company expects to fully fund. The Company also expects to contribute $0.7 million to its other postretirement benefit plans for the year ending September 30, 2009. The estimated benefit payments, which reflect expected future service, as appropriate, are presented below.

		Other
		postretirement
		benefits
		before
	Pension	Medicare
	benefits	subsidy
	(in millions)

2009	$ 23.5	$ 0.7
2010	23.8	0.8
2011	24.1	0.8
2012	24.6	0.9
2013	25.0	0.9
Years 2014-2018	133.3	5.0

Of the total pension plan obligations at September 30, 2008, 96% relate to plans for participants in the United States.

Defined Contribution Retirement Plan — Certain U.S. employees participate in defined contribution 401(k) plans. The Company makes matching contributions as a function of employee contributions. Matching contributions were $7.6 million, $6.3 million and $5.8 million during the years ended September 30, 2008, 2007 and 2006, respectively.

Note 11.	Capital Stock

On June 1, 2006, the Company completed an initial public offering of 28,750,000 shares of its Series A common stock at $16.00 per share. The gross proceeds of $460.0 million were partially offset by $27.6 million in underwriter fees and $3.5 million of other costs associated with the initial public offering. The remaining proceeds were used to pay down the Company’s then-existing debt. Holders of Series A common stock are entitled to one vote per share.

Immediately prior to the initial public offering, the Company issued 85,844,920 shares of its Series B common stock to Walter Industries in exchange for all prior equity ownership interests in the Company. Holders of Series B common stock are entitled to eight votes per share.

Holders of Series A common stock and Series B common stock otherwise have identical ownership rights.

Series A common stock and Series B common stock share activity is presented below.

	Series A	Series B

Shares outstanding at September 30, 2005	-	-
Shares exchanged for prior equity ownership interests	-	85,844,920
Shares sold in initial public offering	28,750,000	-

Shares outstanding at September 30, 2006	28,750,000	85,844,920
Exercise of stock options	50,799	-
Exercise of employee stock purchase plan instruments	141,465
Vesting of restricted stock units, net of shares withheld	64,003	-

Shares outstanding at September 30, 2007	29,006,267	85,844,920
Exercise of stock options	12,470	-
Exercise of employee stock purchase plan instruments	210,292
Vesting of restricted stock units, net of shares withheld	299,734	-

Shares outstanding at September 30, 2008	29,528,763	85,944,920

Note 12.	Stock-based Compensation Plans

The Mueller Water Products, Inc. Amended and Restated 2006 Stock Incentive Plan (the “2006 Plan”) authorizes an aggregate of 8.0 million shares of the Company’s Series A common stock that may be granted through the issuance of stock-based awards. Any awards cancelled are available for reissuance. Generally, all of the Company’s employees and members of the Board of Directors are eligible to participate in the 2006 Plan.

An award granted under the 2006 Plan becomes exercisable at such times and in such installments as set by the Compensation and Human Resources Committee of the Board of Directors, but no award will be exercisable after the tenth anniversary of the date on which it is granted. Stock option exercise prices generally equal the closing stock price on the grant date.

Outstanding stock options generally vest on each anniversary date of the original grant on a pro rata basis based on the total number of years until all awards are vested, generally three years. Outstanding restricted stock units generally vest either on each anniversary date of the original grant on a pro rata basis based on the total number of years until all awards are vested, generally three years, or cliff vest after either three years or seven years from the grant date. Awards that cliff vest after seven years generally provide for an acceleration of vesting if certain stock price performance targets are met.

Certain of the Company’s employees held Walter Industries restricted stock units or stock options when the Spin-off occurred. After the Spin-off, Walter Industries cancelled these outstanding awards and the Company replaced them with restricted stock units or stock options to acquire shares of the Company’s Series A common stock under the 2006 Plan. These equity awards were designed to provide intrinsic value and terms equal to the Walter Industries awards that were cancelled.

Stock option activity under the 2006 Plan is summarized below.

		Weighted	Weighted
		average	average	Aggregate
		exercise	remaining	intrinsic
		price	contractual	value
	Shares	per share	term (years)	(millions)

Outstanding at September 30, 2005	-	$-
Granted	112,694	16.11
Exercised	-	-
Cancelled	-	-

Outstanding at September 30, 2006	112,694	16.11	9.7	$-
Granted	946,975	14.15
Exercised	(50,799)	5.81		0.5
Cancelled	(12,610)	15.22

Outstanding at September 30, 2007	996,260	14.78	8.6	0.7
Granted	1,147,419	10.39
Exercised	(12,470)	3.65		0.1
Cancelled	(180,424)	13.72

Outstanding at September 30, 2008	1,950,785	$12.37	8.5	$0.4

Vested at or expected to vest after September 30, 2008	1,930,252	$12.25	8.3	$0.4

Exercisable at September 30, 2008	658,793	$14.09	7.5	$0.3

The exercise prices for stock options outstanding at September 30, 2008 range from $2.05 to $20.56.

Restricted stock and restricted stock unit activity under the 2006 Plan is summarized below.

		Weighted	Weighted
		average	average	Aggregate
		grant date	remaining	intrinsic
		fair value	contractual	value
	Shares	per share	term (years)	(millions)

Outstanding at September 30, 2005	-	$-
Granted	1,165,116	16.02
Vested	-	-
Cancelled	-	-

Outstanding at September 30, 2006	1,165,116	16.02	2.8	$17.0
Granted	909,275	15.04
Vested	(84,230)	14.95		1.2
Cancelled	(93,593)	15.85

Outstanding at September 30, 2007	1,896,568	15.61	2.9	23.5
Granted	645,271	10.43
Vested	(311,865)	14.86		2.7
Cancelled	(234,050)	15.00

Outstanding at September 30, 2008	1,995,924	$14.12	2.0	$17.9

Expected to vest after September 30, 2008	1,968,946	$13.74	2.0	$17.7

Compensation expense attributed to stock awards is based on the fair value of the awards on the date granted. Compensation expense is recognized between the grant date and the vesting date on a straight-line basis for each individual award share granted with cliff-vesting provisions, and on an accelerated basis for each individual award granted with ratable vesting provisions. Fair values of stock option awards are determined using a Black-Scholes model. The weighted average grant-date fair values of stock options granted and the weighted average assumptions used to determine these fair values are indicated below.

	Year ended September 30,
	2008	2007	2006

Grant-date fair value	$ 3.76	$ 3.60	$ 6.54
Risk-free interest rate	3.54%	4.54%	4.97%
Dividend yield	0.48%	0.43%	0.44%
Expected life (years)	6.00	5.44	6.38
Expected annual volatility	0.3231	0.3267	0.3228

The risk-free interest rate is based on the U.S. Treasury zero-coupon yield in effect at the grant date with a term equal to the expected life. The expected dividend yield is based on the Company’s estimated annual dividend and stock price history at the grant date. The expected term represents the period of time the awards are expected to be outstanding. Expected volatility was calculated using data from comparable companies because the Company has limited historical price information for its own shares going back only to its initial public offering.

The number of instruments expected to vest is less than the number outstanding because management expects some instruments will be forfeited by employees prior to vesting. Grants to Company officers and members of the Board of the Directors are expected to vest fully. Grants to others are expected to be forfeited at annual rates of 2.0% for stock options and 4.0% for restricted stock units.

The Mueller Water Products, Inc. 2006 Employee Stock Purchase Plan (the “ESPP”) authorizes the sale of up to 4.0 million shares of the Company’s Series A common stock to employees. Employees may designate up to the lesser of $25,000 or 20% of their annual compensation for the purchase of stock. The price for shares purchased under the ESPP is the lower of 85% of closing price on the first day or the last day of the offering period. Generally, all full-time, active employees are eligible to participate in the ESPP.

Compensation expense under the ESPP is equal to the sum of (1) 15% of the fair value of Series A common stock on the first day of the offering period and (2) the fair value of 85% of a Series A common stock call option at the first day of the offering period and 15% of a Series A common stock put option at the first day of the offering period. Fair values of these call and put options were determined using a Black-Scholes model. The weighted average weighted average grant-date fair values of ESPP instruments granted and the assumptions used to determine these fair values are indicated below.

	Year ended September 30,
	2008	2007	2006

Grant-date fair value	$ 2.73	$ 3.25	$ 4.20
Risk-free interest rate	1.96%	5.05%	5.20%
Dividend yield	0.58%	0.43%	0.43%
Expected life (months)	3.00	3.00	3.00
Expected annual volatility	0.6875	0.4640	0.6033

The risk-free interest rate is based on the U.S. Treasury zero-coupon yield on the first day of the offering period with a term equal to the expected life. The expected dividend yield is based on the Company’s estimated annual dividend and stock price history at the grant date. The expected term of the instruments represents the period of time they are expected to be outstanding. The expected volatility is deemed to be equal to the historical volatility over a three month period ending on the date of grant.

Under the ESPP, employees purchased 226,304 shares, 154,420 shares and 31,235 shares of the Company’s Series A common stock during the years ended September 30, 2008, 2007 and 2006, respectively. At September 30, 2008, 3,588,128 shares are available for issuance under the ESPP.

The Company recorded stock-based compensation expense of $13.2, million, $11.0 million and $3.1 million during the years ended September 30, 2008, 2007 and 2006, respectively. This includes allocations of stock-based compensation expense from Walter Industries of $0.6 million and $0.8 million for the years ended September 30, 2007 and 2006, respectively.

At September 30, 2008, there was approximately $13.7 million of unrecognized compensation expense related to stock awards not yet vested. This expense is expected to be recognized over a weighted average life of approximately 1.25 years.

The effect of stock-based compensation on the financial performance of the Company is presented below.

	Year ended September 30,
	2008	2007	2006
	(in millions, except per share data)

Decrease in income from operations	$13.2	$11.0	$3.1
Decrease in net income	7.5	6.1	1.2
Decrease in basic and diluted net income per share	0.07	0.05	0.01

Note 13.	Supplemental Balance Sheet Information

Selected supplemental balance sheet information is presented below.

	September 30,
	2008	2007
	(in millions)

Inventories:
Purchased materials and manufactured parts	$64.9	$67.4
Work in process	117.7	116.7
Finished goods	276.8	269.4

	$459.4	$453.5

Property, plant and equipment:
Land	$25.7	$28.6
Buildings	97.4	91.3
Machinery and equipment	623.0	556.3
Construction in progress	23.9	35.7
Other	6.1	5.4

	776.1	717.3
Accumulated depreciation	(419.3)	(365.5)

	$356.8	$351.8

Other current liabilities:
Cash discounts and rebates	$21.3	$22.6
Payroll and bonus	20.1	19.9
Taxes other than income taxes	19.0	16.7
Interest	14.2	15.5
Vacation and holidays	11.8	12.1
Workers compensation	7.1	6.5
Warranty	6.5	3.7
Income taxes	6.2	-
Sales commissions	4.6	4.3
Medical and other employee welfare plans	4.5	5.4
Payroll withholdings	1.5	1.6
Severance	1.4	1.1
Restructuring	0.9	0.9
Environmental	0.5	0.6
Other	9.4	10.9

	$129.0	$121.8

Note 14.	Supplemental Income Statement Information

Selected supplemental income statement information is presented below.

	Year ended September 30,
	2008	2007	2006
	(in millions)

Included in selling, general and administrative:
Research and development	$5.7	$4.6	$5.7
Advertising	7.3	6.9	4.4

Interest expense, net:
Debt obligations	74.2	86.4	109.5
Financing fees	1.7	2.5	5.6
Income taxes issues	1.4	1.9	-
Capitalized interest	(1.0)	(0.8)	-
Other	0.2	-	0.1

Interest expense	76.5	90.0	115.2
Interest income - Walter Industries	-	-	(1.8)
Interest income - other	(4.1)	(3.2)	(6.0)

Interest expense, net	$72.4	$86.8	$107.4

Note 15.	Comprehensive Income

Comprehensive income is presented below.

	Year ended September 30,
	2008	2007	2006
	(in millions)

Net income	$42.0	$48.2	$5.1
Adjustments, tax:
Net unrealized gain (loss) on derivative instruments net of taxes of $4.3 million, $1.4 million and $0.6 million respectively	(6.5)	(2.1)	1.0
Foreign currency translation	(2.7)	8.2	1.8
Minimum pension liability net of taxes of $14.9 million, $6.5 million and $15.5 million, respectively	(23.1)	10.0	24.0

Comprehensive income	$9.7	$64.3	$31.9

Accumulated other comprehensive income is presented below.

	September 30,
	2008	2007
	(in millions)

Net unrealized loss on derivatives	$(7.6)	$(1.1)
Foreign currency translation	7.4	10.1
Minimum pension liability	(19.4)	3.7

Accumulated other comprehensive income	$(19.6)	$12.7

Note 16.	Net Income Per Share

Net income per share information is presented below.

	Year ended September 30,
	2008	2007	2006
	(in millions, except per share amounts)

Net income	$42.0	$48.2	$5.1

Weighted average common shares outstanding	115.1	114.7	95.5
Effect of dilutive stock options and restricted stock units	0.4	0.6	-

	115.5	115.3	95.5

Net income per share (basic and diluted)	$0.36	$0.42	$0.05

The effect of dilutive stock options and restricted stock units is determined using the treasury stock method. The weighted average number of shares outstanding during the year ended September 30, 2006 includes the number of shares of Series B common stock issued to Walter Industries immediately prior to the Company’s initial public offering as if they had been outstanding during the entire year. During the years ended September 30, 2008 and 2007, 1.8 million and 1.0 million, respectively, of outstanding stock options and 0.3 million and an immaterial number, respectively, of restricted stock units were excluded from the determination of the weighted average outstanding shares since their inclusion would have been antidilutive. Outstanding shares of Series A common stock and Series B common stock are combined in this determination since their ownership rights with regard to distributions are identical.

Note 17.	Supplemental Cash Flow Information

During the year ended September 30, 2008, the Company amended a retiree medical coverage plan and a defined benefit pension plan, as well as recorded noncash activity adopting the measurement date provisions of SFAS 158. See Note 10. Effective October 1, 2007, the Company adopted the provisions of FIN 48. See Note 6. In the year ended September 30, 2007, the Company adopted certain provisions of SFAS 158 (see Note 10), acquired the assets of Fast Fabricators and made an earnout payment as part of the January 2004 acquisition of Star Pipe, Inc. (see Note 3). In the year ended September 30, 2006, Walter Industries contributed Mueller Co. and Anvil to the Company. See Note 1.

The impacts these transactions had on the Company’s consolidated balance sheets are presented below.

	Year ended September 30,
	2008	2007	2006
	(in millions)

Employee benefit plan amendments and Burlington curtailment:
Increase in current assets	$3.1	$-	$-
Decrease in other noncurrent assets	(2.3)	-	-
Increase in other noncurrent liabilities	(1.5)	-	-
Decrease in accumulated other comprehensive income	0.7	-	-

	$-	$-	$-

SFAS 158:
Increase (decrease) in other noncurrent assets	$(5.3)	$2.5	$-
Decrease (increase) in other current liabilities	1.2	(1.8)	-
Decrease (increase) in other noncurrent liabilities	(15.9)	14.5	-
Decrease in retained earnings	(0.6)	-	-
Decrease (increase) in accumulated other comprehensive income	20.6	(15.2)	-

	$-	$-	$-

	Year ended September 30,
	2008	2007	2006
	(in millions)

Adoption of FIN 48:
Increase in goodwill	$0.4	$-	$-
Increase in other noncurrent assets	8.7	-	-
Decrease in other current liabilities	4.3	-	-
Decrease in deferred income taxes	3.7	-	-
Increase in other noncurrent liabilities	(16.5)	-	-
Increase in accumulated deficit	(0.6)	-	-

	$-	$-	$-

Acquisition of Fast Fabricators:
Increase in current assets	$-	$10.5	$-
Increase in identifiable intangible assets	-	13.1	-
Increase in goodwill	-	0.5	-
Increase in property, plant and equipment	-	1.8	-
Increase in current liabilities	-	(2.9)	-
Purchase price paid, net of cash acquired	-	(23.0)	$-

	$-	$-	$-

Acquisition of Star Pipe, Inc.:
Increase in goodwill	$-	$3.7	$-
Purchase price paid, net of cash acquired	-	(3.7)	-

	$-	$-	$-

Contribution of Mueller Co. and Anvil:
Net assets of Mueller Co. and Anvil	$-	$-	$856.6
Equity in Mueller Co. and Anvil	-	-	(856.6)

	$-	$-	$-

Cash paid, net of cash received:
Interest	$70.5	$69.4	$116.7
Income taxes	7.7	45.0	49.2

Note 18.	Segment Information

The Company’s operations consist of three segments: Mueller Co., U.S. Pipe and Anvil. These segments are organized based on products and are consistent with how the segments are managed, how resources are allocated and how information is used by the chief operating decision maker. Mueller Co. manufactures valves for residential water and gas systems including butterly, iron gate, tapping, check, plug and ball valves, dry-barrell and wet-barrel fire hydrants, meters and related products and services. U.S. Pipe manufactures a broad line of ductile iron pipe, restraint joint products, fittings and other ductile cast iron products. Through Fast Fabricators, U.S. Pipe manufactures a broad line of fabricated pipe, coated pipe and lined pipe products. Anvil products include a variety of fittings, couplings, hangers, nipples, valves and related pipe products.

Intersegment sales and transfers are made at established intersegment selling prices generally intended to cover costs. The determination of segment earnings does not reflect allocations of certain corporate expenses not directly attributable to segment operations and intersegment eliminations, which are designated as Corporate. Interest and income taxes are not allocated to business segments. Corporate expenses include those costs incurred by the Company’s corporate function, such as finance, treasury, risk management, human resources, legal, tax and other administrative functions. Therefore, segment earnings are not reflective of their results on a stand-alone basis. Corporate assets include cash, deferred tax assets and deferred financing fees.

Segment assets consist primarily of accounts receivable, inventories, property, plant and equipment, goodwill, and identifiable intangible assets. Summarized financial information for the Company’s segments is presented below.

	Mueller Co.	U.S. Pipe	Anvil	Corporate	Total
	(in millions)

Net sales, excluding intercompany:
Year ended September 30, 2008	$718.1	$546.0	$595.2	$-	$1,859.3
Year ended September 30, 2007	756.1	537.1	555.8	-	1,849.0
Year ended September 30, 2006	804.1	594.7	534.6	-	1,933.4

Intercompany sales:
Year ended September 30, 2008	$21.8	$2.8	$0.7	$-	$25.3
Year ended September 30, 2007	18.9	6.4	0.8	-	26.1
Year ended September 30, 2006	17.1	3.8	0.6	-	21.5

Income (loss) from operations:
Year ended September 30, 2008	$128.4	$(17.4)	$74.1	$(39.0)	$146.1
Year ended September 30, 2007	154.7	33.4	57.4	(35.5)	210.0
Year ended September 30, 2006	144.7	(17.0)	31.8	(30.5)	129.0

Depreciation and amortization:
Year ended September 30, 2008	$50.1	$22.7	$19.7	$0.6	$93.1
Year ended September 30, 2007	51.8	24.0	23.8	1.8	101.4
Year ended September 30, 2006	50.5	22.7	23.4	0.3	96.9

Capital expenditures:
Year ended September 30, 2008	$17.9	$58.5	$11.5	$0.2	$88.1
Year ended September 30, 2007	21.7	47.5	15.0	4.1	88.3
Year ended September 30, 2006	32.2	22.8	16.1	-	71.1

U.S. Pipe losses from operations during the years ended September 30, 2008 and 2006 include restructuring charges of $18.3 million and $28.6 million, respectively.

	Mueller Co.	U.S. Pipe	Anvil	Corporate	Total
	(in millions)

Total assets:
September 30, 2008	$1,841.1	$471.9	$517.0	$260.2	$3,090.2
September 30, 2007	1,874.9	420.8	524.7	188.8	3,009.2

Goodwill:
September 30, 2008	$719.2	$59.5	$92.8	$-	$871.5
September 30, 2007	718.8	59.5	92.8	-	871.1

Identifiable intangible assets:
September 30, 2008	$697.3	$11.4	$81.1	$-	$789.8
September 30, 2007	722.3	12.4	84.6	-	819.3

Geographic area information is presented below.

	United States	Canada	Other	Total
	(in millions)

Net sales:
Year ended September 30, 2008	$1,543.8	$292.3	$23.2	$1,859.3
Year ended September 30, 2007	1,560.4	265.4	23.2	1,849.0
Year ended September 30, 2006	1,693.8	231.4	8.2	1,933.4

Property, plant and equipment, net:
September 30, 2008	$340.6	$13.7	$2.5	$356.8
September 30, 2007	335.5	14.5	1.8	351.8

Sales to two distributors comprised approximately 22%, 27% and 30% of the Company’s total net sales during the years ended September 30, 2008, 2007 and 2006, respectively. In the year ended September 30, 2008, the Company’s largest distributor accounted for 20%, 17% and 4% of net sales for Mueller Co., U.S. Pipe and Anvil, respectively. Receivables from these two distributors totaled $60.3 million and $67.4 million at September 30, 2008 and 2007, respectively.

Note 19.	Commitments and Contingencies

The Company is involved in various legal proceedings that have arisen in the normal course of operations, including the proceedings summarized below. The effect of the outcome of these matters on the Company’s future results of operations cannot be predicted with certainty as any such effect depends on future results of operations and the amount and timing of the resolution of such matters. Other than the litigation described below, management does not believe that any of the Company’s outstanding litigation would have a material adverse effect on the Company’s businesses, operations or prospects.

Environmental.  The Company is subject to a wide variety of laws and regulations concerning the protection of the environment, both with respect to the construction and operation of many of its plants and with respect to remediating environmental conditions that may exist at its own and other properties. Management believes that the Company is in substantial compliance with federal, state and local environmental laws and regulations. The Company accrues for environmental expenses resulting from existing conditions that relate to past operations when the costs are probable and reasonably estimable.

In September 1987, the Company implemented an Administrative Consent Order (“ACO”) for its Burlington plant that was required under the New Jersey Environmental Cleanup Responsibility Act (now known as the Industrial Site Recovery Act). The ACO required soil and ground water cleanup, and the Company has completed, and has received final approval on, the soil cleanup required by the ACO. U.S. Pipe is continuing to address ground water issues at this site. Further remediation could be required. These remediation costs are expected to be minimal. Long-term ground water monitoring is also required to verify natural attenuation. Management does not know how long ground water monitoring will be required and does not believe monitoring or further cleanup costs, if any, will have a material adverse effect on the consolidated financial condition or results of operations of the Company.

In June 2003, Solutia Inc. and Pharmacia Corporation (collectively “Solutia”) filed suit against U.S. Pipe and a number of co-defendant foundry-related companies in the U.S. District Court for the Northern District of Alabama for contribution and cost recovery allegedly incurred and to be incurred by Solutia in performing remediation of polychlorinated biphenyls (“PCBs”) and heavy metals in Anniston, Alabama, pursuant to a partial consent decree with the United States Environmental Protection Agency (“EPA”). U.S. Pipe and certain co-defendants subsequently reached a settlement with EPA concerning their liability for certain contamination in and around Anniston, which was memorialized in an Administrative Agreement and Order on Consent (“AOC”) that became effective in January 2006. U.S. Pipe has reached a settlement agreement whereby Phelps Dodge Industries, Inc., a co-defendant and co-respondent on the AOC, has assumed U.S. Pipe’s obligation to perform the work required under the AOC.

U.S. Pipe and the other settling defendants contend that the legal effect of the AOC extinguishes Solutia’s claims and they filed a motion for summary judgment to that effect. Discovery in this matter has been stayed while the motion for summary judgment was pending. The court recently issued a summary judgment order, holding that plaintiffs’ claims for contribution are barred by the AOC but giving plaintiffs the right to seek to recover cleanup costs they voluntarily incurred. The court granted a motion for immediate appeal to the Eleventh Circuit Court of Appeals, but the Eleventh Circuit declined to take the appeal. Management currently has no basis to form a view with respect to the probability or amount of liability in this matter if its motion for summary judgment is unsuccessful.

U.S. Pipe and a number of co-defendant foundry-related companies were named in a putative civil class action case originally filed in April 2005 in the Circuit Court of Calhoun County, Alabama, and removed by defendants to the U.S. District Court for the Northern District of Alabama under the Class Action Fairness Act. The putative plaintiffs in the case filed an amended complaint with the U.S. District Court in December 2006. The amended complaint alleged state law tort claims (negligence, failure to warn, wantonness, nuisance, trespass and outrage) arising from creation and disposal of “foundry sand” alleged to contain harmful levels of PCBs and other toxins, including arsenic, cadmium, chromium, lead and zinc. The plaintiffs originally sought damages for real and personal property and for other unspecified personal injury. On June 4, 2007, a Motion to Dismiss was granted to U.S. Pipe and certain co-defendants as to the claims for negligence, failure to warn, nuisance, trespass and outrage. The remainder of the complaint was dismissed with leave to file an amended complaint. On July 6, 2007, plaintiffs filed a second amended complaint, which dismissed prior claims relating to U.S. Pipe’s former facility located at 2101 West 10th Street in Anniston, Alabama and no longer alleges personal injury claims. Plaintiffs filed a third amended complaint on July 27, 2007. U.S. Pipe and the other defendants have moved to dismiss the third amended complaint. On September 24, 2008, the court issued an order on the motion, dismissing the claims for trespass and permitting the plaintiffs to move forward with their claims of nuisance, wantonness and negligence. Management believes that numerous procedural and substantive defenses are available. At present, management has no reasonable basis to form a view with respect to the probability or amount of liability in this matter.

In the acquisition agreement pursuant to which a predecessor to Tyco sold the Company’s Mueller Co. and Anvil businesses to the prior owners of these businesses in August 1999, Tyco agreed to indemnify the Company and its affiliates, among other things, for all “Excluded Liabilities”. Excluded Liabilities include, among other things, substantially all liabilities relating to prior to August 1999. The indemnity survives indefinitely and is not subject to any deductibles or caps. However, the Company may be responsible for these liabilities in the event that Tyco ever becomes financially unable to or otherwise fails to comply with, the terms of the indemnity. In addition, Tyco’s indemnity does not cover liabilities to the extent caused by the Company or the operation of its business after August 1999, nor does it cover liabilities arising with respect to businesses or sites acquired after August 1999. In June 2007, Tyco was separated into three separate, publicly traded companies. Should the entity or entities that assumed Tyco’s obligations under the acquisition agreement ever become financially unable or fail to comply with the terms of the indemnity, the Company may be responsible for such obligations or liabilities.

Some of the Company’s subsidiaries have been named as defendants in asbestos-related lawsuits. Management does not believe these lawsuits, either individually or in the aggregate, are material to the Company’s consolidated financial position or results of operations.

Other Litigation.  The Company and its subsidiaries are parties to a number of other lawsuits arising in the ordinary course of their businesses, including product liability cases for products manufactured by the Company and third parties. We provide for costs relating to these matters when a loss is probable and the amount is reasonably estimable. Administrative costs related to these matters are expensed as incurred. The effect of the outcome of these matters on our future results of operations cannot be predicted with certainty as any such effect depends on future results of operations and the amount and timing of the resolution of such matters. While the results of litigation cannot be predicted with certainty, management believes that the final outcome of such other litigation is not likely to have a materially adverse effect on the Company’s consolidated financial statements.

Walter Industries-related Income Taxes.  Each member of a consolidated group for federal income tax purposes is severally liable for the federal income tax liability of each other member of the consolidated group for any year in which it is a member of the group at any time during such year. Each member of the Walter Industries consolidated group, which included the Company through December 14, 2006, is also jointly and severally liable for pension and benefit funding and termination liabilities of other group members, as well as certain benefit plan taxes. Accordingly, the Company could be liable under such provisions in the event any such liability is incurred, and not discharged, by any other member of the Walter Industries consolidated group for any period during which the Company was included in the Walter Industries consolidated group.

A dispute exists with regard to federal income taxes for fiscal years 1980 through 1994 and 1999 through 2001 allegedly owed by the Walter Industries consolidated group, which included U.S. Pipe during these periods. According to Walter Industries’ quarterly report on Form 10-Q for the period ended September 30, 2008, Walter Industries’ management estimates that the amount of tax claimed by the IRS is approximately $34.0 million for issues currently in dispute in bankruptcy court for matters unrelated to the Company. This amount is subject to interest and penalties. In addition, the Internal Revenue Service has issued a Notice of Proposed Deficiency assessing additional tax of $82.2 million for the fiscal years ended May 31, 2000, December 31, 2000 and December 31, 2001. As a matter of law, the Company is jointly and severally liable for any final tax determination, which means that in the event Walter Industries is unable to pay any amounts owed, the Company would be liable. Walter Industries disclosed in the above mentioned Form 10-Q that it believes its filing positions have substantial merit and that it intends to defend vigorously any claims asserted.

Walter Industries effectively controlled all of the Company’s tax decisions for periods during which the Company was a member of the Walter Industries consolidated federal income tax group and certain combined, consolidated or unitary state and local income tax groups. Under the terms of the income tax allocation agreement between the Company and Walter Industries dated May 26, 2006, the Company generally computes its tax liability on a stand-alone basis, but Walter Industries has sole authority to respond to and conduct all tax proceedings (including tax audits) relating to our federal income and combined state returns, to file all such returns on behalf of the Company and to determine the amount of the Company’s liability to (or entitlement to payment from) Walter Industries for such periods. This arrangement may result in conflicts of interests between the Company and Walter Industries. The Spin-off was intended to qualify as a tax-free spin-off under Section 355 of the Internal Revenue Code of 1986, as amended. In addition, the tax allocation agreement provides that if the Spin-off is determined not to be tax-free pursuant to Section 355 of the Internal Revenue Code of 1986, as amended, the Company generally will be responsible for any taxes incurred by Walter Industries or its shareholders if such taxes result from certain of the Company’s actions or omissions and for a percentage of any such taxes that are not a result of the Company’s actions or omissions or Walter Industries’ actions or omissions or taxes based upon the Company’s market value relative to Walter Industries’ market value. Additionally, to the extent that Walter Industries was unable to pay taxes, if any, attributable to the Spin-off and for which it is responsible under the tax allocation agreement, the Company could be liable for those taxes as a result of being a member of the Walter Industries consolidated group for the year in which the Spin-off occurred.

Operating Leases.  The Company maintains operating leases primarily for equipment and office space. Rent expense was $12.4 million, $9.0 million and $10.0 million for the years ended September 30, 2008, 2007 and 2006, respectively. Future minimum payments under non-cancelable operating leases are $8.7 million, $7.7 million, $6.8 million, $4.4 million, $2.4 million during the years ending September 30, 2009, 2010, 2011, 2012 and 2013, respectively. Minimum payments due beyond September 30, 2013 are $3.3 million.

Other.  In the opinion of management, accruals associated with contingencies incurred in the normal course of business are sufficient. Resolution of existing known contingencies is not expected to affect the Company’s financial position or results of operations significantly.

Note 20.	New Accounting Pronouncements

In September 2006, the FASB issued FAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. Management does not believe the adoption of this standard, which became effective October 1, 2008, will have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Options for Financial Assets and Financial Liabilities, which permits entities to elect to measure many financial instruments and certain other items at fair value. Since management has elected not to apply the fair value measurement option, management does not believe the adoption of this standard, which became effective for the Company on October 1, 2008, will have a material impact on the Company’s consolidated financial statements.

In March 2008, the SFAS issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, which requires enhanced disclosures about an entity’s derivative and hedging activities. Entities will be required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. Adoption of this standard will be required by the Company effective January 1, 2009.

Note 21.	Subsequent Events

On October 30, 2008, the Company declared a dividend of $0.0175 per share on the Company’s Series A and Series B common stock, payable on November 20, 2008 to stockholders of record at the close of business on November 10, 2008.

Note 22.	Quarterly Consolidated Financial Information (Unaudited)

	Quarter ended
	December 31	March 31	June 30	September 30
	(in millions, except per share amounts)

Year ended September 30, 2008:
Net sales	$412.3	$421.6	$528.5	$496.9
Gross profit	94.4	98.8	123.4	122.4
Income from operations	16.4	28.0	53.6	48.1
Net income (loss)	(1.6)	5.7	20.3	17.6
Net income (loss) per share:
Basic and diluted (1)	(0.01)	0.05	0.18	0.15

Year ended September 30, 2007:
Net sales	$411.9	$459.7	$502.5	$474.9
Gross profit	107.7	117.8	119.5	118.2
Income from operations	49.0	52.9	57.4	50.7
Net income (loss)	17.0	17.9	(1.3)	14.6
Net income (loss) per share:
Basic and diluted (1)	0.15	0.16	(0.01)	0.13

(1)	The sum of quarterly earnings per share amounts is different from annual amounts due to rounding.

Note 23.	Consolidating Guarantor and Non-Guarantor Financial Information

The following information is included as a result of the guarantee by certain of the Company’s wholly-owned U.S. subsidiaries (“Guarantor Companies”) of the Senior Notes. None of the Company’s other subsidiaries guarantee the Senior Notes. Each of the guarantees is joint and several and full and unconditional. Guarantor Companies are listed below.

State of
incorporation
Name	or organization

Anvil 1, LLC	Delaware
Anvil 2, LLC	Delaware
Anvil International LLC	Delaware
Anvil International, LP	Delaware
AnvilStar, LLC	Delaware
Fast Fabricators, LLC	Delaware
Henry Pratt Company, LLC	Delaware
Henry Pratt International, LLC	Delaware
Hersey Meters Co., LLC	Delaware
Hunt Industries, LLC	Delaware
Hydro Gate, LLC	Delaware
J.B. Smith Mfg. Co., LLC	Delaware
James Jones Company, LLC	Delaware
MCO 1, LLC	Alabama
MCO 2, LLC	Alabama
Milliken Valve, LLC	Delaware
Mueller Co. Ltd.	Alabama
Mueller Financial Services, LLC	Delaware
Mueller Group, LLC	Delaware
Mueller Group Co-Issuer, Inc.	Delaware
Mueller International, Inc.	Delaware
Mueller International, L.L.C.	Delaware
Mueller International Finance, Inc.	Delaware
Mueller International Finance, L.L.C.	Delaware
Mueller Service California, Inc.	Delaware
Mueller Service Co., LLC	Delaware
United States Pipe and Foundry Company, LLC	Alabama

Mueller Water Products, Inc. and Subsidiaries
Consolidating Balance Sheet
September 30, 2008

			Non-
		Guarantor	guarantor
	Issuer	companies	companies	Eliminations	Total
	(in millions)

Assets:
Cash and cash equivalents	$179.1	$(4.6)	$9.4	$-	$183.9
Receivables, net	-	256.5	41.7	-	298.2
Inventories	-	392.1	67.3	-	459.4
Deferred income taxes	48.2	-	-	-	48.2
Other current assets	20.5	37.6	2.5	-	60.6

Total current assets	247.8	681.6	120.9	-	1,050.3
Property, plant and equipment	2.6	338.0	16.2	-	356.8
Goodwill	-	871.5	-	-	871.5
Identifiable intangible assets	-	789.8	-	-	789.8
Other noncurrent assets	18.3	1.7	1.8	-	21.8
Investment in subsidiaries	901.4	18.5	-	(919.9)	-

Total assets	$1,170.1	$2,701.1	$138.9	$(919.9)	$3,090.2

Liabilities and equity:
Current portion of debt	$8.9	$0.8	$-	$-	$9.7
Accounts payable	8.3	132.8	14.9	-	156.0
Other current liabilities	39.5	82.2	7.3	-	129.0

Total current liabilities	56.7	215.8	22.2	-	294.7
Intercompany accounts	(1,616.8)	1,519.0	97.8	-	-
Long-term debt	1,084.7	1.1	-	-	1,085.8
Deferred income taxes	292.9	2.6	0.3	-	295.8
Other noncurrent liabilities	23.7	61.2	0.1	-	85.0

Total liabilities	(158.8)	1,799.7	120.4	-	1,761.3
Equity	1,328.9	901.4	18.5	(919.9)	1,328.9

Total liabilities and equity	$1,170.1	$2,701.1	$138.9	$(919.9)	$3,090.2

Mueller Water Products, Inc. and Subsidiaries
Consolidating Balance Sheet
September 30, 2007

			Non-
		Guarantor	guarantor
	Issuer	companies	companies	Eliminations	Total
	(in millions)

Assets:
Cash and cash equivalents	$90.2	$(8.6)	$17.3	$-	$98.9
Receivables, net	11.9	249.1	41.1	-	302.1
Inventories	-	390.3	63.2	-	453.5
Deferred income taxes	29.2	-	-	-	29.2
Other current assets	34.3	29.8	2.2	-	66.3

Total current assets	165.6	660.6	123.8	-	950.0
Property, plant and equipment	4.5	331.1	16.2	-	351.8
Goodwill	2.0	869.1	-	-	871.1
Identifiable intangible assets	-	819.3	-	-	819.3
Other noncurrent assets	34.6	(14.6)	(3.0)	-	17.0
Investment in subsidiaries	743.5	18.5	-	(762.0)	-

Total assets	$950.2	$2,684.0	$137.0	$(762.0)	$3,009.2

Liabilities and equity:
Current portion of debt	$6.2	$-	$-	$-	$6.2
Accounts payable	14.8	85.2	12.3	-	112.3
Other current liabilities	16.0	106.6	(0.8)	-	121.8

Total current liabilities	37.0	191.8	11.5	-	240.3
Intercompany accounts	(1,829.1)	1,720.8	108.3	-	-
Long-term debt	1,094.3	-	-	-	1,094.3
Deferred income taxes	307.3	-	-	-	307.3
Other noncurrent liabilities	29.7	27.9	(1.3)	-	56.3

Total liabilities	(360.8)	1,940.5	118.5	-	1,698.2
Equity	1,311.0	743.5	18.5	(762.0)	1,311.0

Total liabilities and equity	$950.2	$2,684.0	$137.0	$(762.0)	$3,009.2

Mueller Water Products, Inc. and Subsidiaries
Consolidating Statement of Operations
Year Ended September 30, 2008

			Non-
		Guarantor	guarantor
	Issuer	companies	companies	Eliminations	Total
	(in millions)

Net sales	$-	$1,555.7	$303.6	$-	$1,859.3
Cost of sales	-	1,160.2	260.1	-	1,420.3

Gross profit	-	395.5	43.5	-	439.0
Operating expenses:
Selling, general and administrative	37.7	200.7	36.2	-	274.6
Restructuring	-	18.3	-	-	18.3

Operating income (loss)	(37.7)	176.5	7.3	-	146.1
Interest expense, net	72.5	0.3	(0.4)	-	72.4
Loss on early extinguishment of debt	-	-	-	-	-

Income (loss) before income taxes	(110.2)	176.2	7.7	-	73.7
Income tax expense (benefit)	(47.4)	75.8	3.3	-	31.7
Equity in income of subsidiaries	104.8	4.4	-	(109.2)	-

Net income	$42.0	$104.8	$4.4	$(109.2)	$42.0

Mueller Water Products, Inc. and Subsidiaries
Consolidating Statement of Operations
Year Ended September 30, 2007

			Non-
		Guarantor	guarantor
	Issuer	companies	companies	Eliminations	Total
	(in millions)

Net sales	$-	$1,564.0	$285.0	$-	$1,849.0
Cost of sales	-	1,135.5	250.3	-	1,385.8

Gross profit	-	428.5	34.7	-	463.2
Operating expenses:
Selling, general and administrative	33.6	190.6	29.0	-	253.2
Restructuring	-	-	-	-	-

Operating income (loss)	(33.6)	237.9	5.7	-	210.0
Interest expense, net	87.2	(0.2)	(0.2)	-	86.8
Loss on early extinguishment of debt	36.5	-	-	-	36.5

Income (loss) before income taxes	(157.3)	238.1	5.9	-	86.7
Income tax expense (benefit)	(69.8)	105.7	2.6	-	38.5
Equity in income of subsidiaries	135.7	3.3	-	(139.0)	-

Net income	$48.2	$135.7	$3.3	$(139.0)	$48.2

Mueller Water Products, Inc. and Subsidiaries
Consolidating Statement of Cash Flows
Year Ended September 30, 2008

			Non-
		Guarantor	guarantor
	Issuer	companies	companies	Eliminations	Total
	(in millions)

Operating activities:
Net cash provided by (used in) operating activities	$101.3	$85.3	$(4.6)	$-	$182.0

Investing activities:
Capital expenditures	(0.2)	(85.0)	(2.9)	-	(88.1)
Proceeds from sale of property, plant and equipment	-	9.6	-	-	9.6

Net cash used in investing activities	(0.2)	(75.4)	(2.9)	-	(78.5)

Financing activities:
Decrease in outstanding checks	-	(6.9)	-	-	(6.9)
Debt payments	(5.0)	-	-	-	(5.0)
Common stock issuance	1.9	-	-	-	1.9
Dividend payments	(8.1)	-	-	-	(8.1)

Net cash used in financing activities	(11.2)	(6.9)	-	-	(18.1)

Effect of currency exchange rate changes on cash	-	-	(0.4)	-	(0.4)

Net change in cash and cash equivalents	89.9	3.0	(7.9)	-	85.0
Cash and cash equivalents at beginning of year	90.2	(8.6)	17.3	-	98.9

Cash and cash equivalents at end of year	$180.1	$(5.6)	$9.4	$-	$183.9

Mueller Water Products, Inc. and Subsidiaries
Consolidating Statement of Cash Flows
Year Ended September 30, 2007

			Non-
		Guarantor	guarantor
	Issuer	companies	companies	Eliminations	Total
	(in millions)

Operating activities:
Net cash provided by operating activities	$40.6	$106.4	$8.1	$-	$155.1

Investing activities:
Capital expenditures	(4.1)	(81.6)	(2.6)	-	(88.3)
Proceeds from sale of property, plant and equipment	-	0.8	-	-	0.8
Acquisition of businesses, net of cash acquired	-	(26.2)	-	-	(26.2)

Net cash used in investing activities	(4.1)	(107.0)	(2.6)	-	(113.7)

Financing activities:
Increase in outstanding checks	-	3.1	-	-	3.1
Debt borrowings	1,140.0	-	-	-	1,140.0
Debt payments	(1,151.1)	-	-	-	(1,151.1)
Common stock issuance	1.8	-	-	-	1.8
Deferred financing fee payments	(11.4)	-	-	-	(11.4)
Dividend payments	(8.0)	-	-	-	(8.0)

Net cash provided by (used in) financing activities	(28.7)	3.1	-	-	(25.6)

Effect of currency exchange rate changes on cash	-	-	1.7	-	1.7

Net change in cash and cash equivalents	7.8	2.5	7.2	-	17.5
Cash and cash equivalents at beginning of year	82.4	(11.1)	10.1	-	81.4

Cash and cash equivalents at end of year	$90.2	$(8.6)	$17.3	$-	$98.9