Form 10-Q
period 2008-12-31
Mueller Water Products, Inc.
filed 2009-02-09
CIK 1350593

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

There were 115,611,192 shares of Series A common stock of the Registrant outstanding at February 6, 2009.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31, 2008	September 30, 2008
	(in millions)
Assets:
Cash and cash equivalents	$151.8	$183.9
Receivables, net	209.5	298.2
Inventories	483.6	459.4
Deferred income taxes	48.7	48.2
Other current assets	66.1	60.6

Total current assets	959.7	1,050.3

Property, plant and equipment, net	348.9	356.8
Goodwill	470.7	871.5
Identifiable intangible assets, net	782.5	789.8
Other noncurrent assets	19.8	21.8

Total assets	$2,581.6	$3,090.2

Liabilities and stockholders’ equity:
Current portion of long-term debt	$13.2	$9.7
Accounts payable	97.6	156.0
Other current liabilities	96.6	129.0

Total current liabilities	207.4	294.7

Long-term debt	1,075.8	1,085.8
Deferred income taxes	289.9	295.8
Other noncurrent liabilities	100.3	85.0

Total liabilities	1,673.4	1,761.3

Commitments and contingencies (Note 13)

Common stock:
Series A: 400,000,000 shares authorized, 29,693,126 shares and 29,528,763 shares outstanding at December 31, 2008 and September 30, 2008, respectively	0.3	0.3
Series B: 200,000,000 shares authorized; 85,844,920 shares outstanding at December 31, 2008 and September 30, 2008	0.9	0.9
Additional paid-in capital	1,430.4	1,428.9
Accumulated deficit	(481.6)	(81.6)
Accumulated other comprehensive loss	(41.8)	(19.6)

Total stockholders’ equity	908.2	1,328.9

Total liabilities and stockholders’ equity	$2,581.6	$3,090.2

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended December 31,
	2008	2007
	(in millions, except per share amounts)

Net sales	$367.7	$412.3
Cost of sales	292.7	317.9

Gross profit	75.0	94.4

Operating expenses:
Selling, general and administrative	62.3	61.8
Goodwill impairment	400.0	—
Restructuring	(0.2)	16.2

Total operating expenses	462.1	78.0

Income (loss) from operations	(387.1)	16.4

Interest expense, net	17.3	19.2
Gain on repurchase of debt	(1.5)	—

Loss before income taxes	(402.9)	(2.8)
Income tax benefit	(2.9)	(1.2)

Net loss	$(400.0)	$(1.6)

Net loss per share - basic	$(3.47)	$(0.01)

Weighted average shares outstanding	115.4	114.9

Dividends declared per share	$0.0175	$0.0175

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED DECEMBER 31, 2008

(UNAUDITED)

	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
	(in millions)

Balance at September 30, 2008	$1.2	$1,428.9	$(81.6)	$(19.6)	$1,328.9

Net loss	—	—	(400.0)	—	(400.0)
Dividends declared	—	(2.0)	—	—	(2.0)
Stock-based compensation	—	3.3	—	—	3.3
Stock issued under stock compensation plans	—	0.2	—	—	0.2
Net unrealized loss on derivatives	—	—	—	(11.0)	(11.0)
Foreign currency translation	—	—	—	(11.1)	(11.1)
Minimum pension liability	—	—	—	(0.1)	(0.1)

Balance at December 31, 2008	$1.2	$1,430.4	$(481.6)	$(41.8)	$908.2

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended December 31,
	2008	2007
	(in millions)
Operating activities:
Net loss	$(400.0)	$(1.6)
Adjustments to reconcile loss to net cash provided by (used in) operating activities:
Depreciation	15.5	16.2
Amortization	7.3	7.4
Asset impairments	400.0	14.8
Gain on repurchase of debt	(1.5)	—
Stock-based compensation	3.3	2.7
Deferred income taxes (benefit)	1.1	(0.4)
Gain on sales of property, plant, and equipment	(3.5)	—
Other, net	7.8	(0.8)
Changes in assets and liabilities:
Receivables	84.2	65.0
Inventories	(34.6)	(12.7)
Other current assets	(9.9)	(4.2)
Accounts payable and other liabilities	(87.6)	(30.5)

Net cash provided by (used in) operating activities	(17.9)	55.9

Investing activities:
Capital expenditures	(10.0)	(16.8)
Proceeds from sales of property, plant and equipment	3.9	7.1

Net cash used in investing activities	(6.1)	(9.7)

Financing activities:
Decrease in outstanding checks	(0.3)	(5.4)
Debt paid and repurchased	(4.9)	(1.4)
Common stock issued	0.2	0.5
Dividends paid	(2.0)	(2.0)

Net cash used in financing activities	(7.0)	(8.3)

Effect of currency exchange rate changes on cash	(1.1)	0.1

Net change in cash and cash equivalents	(32.1)	38.0
Cash and cash equivalents at beginning of period	183.9	98.9

Cash and cash equivalents at end of period	$151.8	$136.9

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

(UNAUDITED)

Note 1. Organization and Basis of Presentation

Mueller Water Products, Inc., a Delaware corporation, together with its consolidated subsidiaries operates in three business segments: Mueller Co., U.S. Pipe and Anvil. Mueller Co. manufactures and sells fire hydrants, valves and related products used in residential water and gas systems. U.S. Pipe manufactures and sells a broad line of ductile iron pipe, restrained joint products, fittings and other products. Anvil manufactures and sells a variety of pipe fittings, couplings, pipe hangers, pipe nipples and related products. The “Company,” “we,” “us” or “our” refer to Mueller Water Products, Inc. and subsidiaries or their management. With regard to the Company’s segments, “we,” “us” or “our” may also refer to the segment being discussed or its management.

On October 3, 2005, Walter Industries, Inc. (“Walter Industries”) acquired all outstanding shares of a predecessor company comprising the current Mueller Co. and Anvil businesses (the “Mueller Acquisition”) and contributed them to its U.S. Pipe business to form the Company as it currently exists. We completed an initial public offering of our Series A common stock (NYSE: MWA) on June 1, 2006, and on December 14, 2006, Walter Industries distributed all of our then-outstanding Series B common stock (NYSE: MWA.B) to the shareholders of Walter Industries (the “Spin-off”). On January 28, 2009, our stockholders approved the conversion of each share of Series B common stock into one share of Series A common stock. The conversion occurred on January 28, 2009 and the Series B common stock was retired as of that date.

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, which require us to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses and the disclosure of contingent assets and liabilities for the reporting periods. Actual results could differ from those estimates. All significant intercompany balances and transactions have been eliminated. In our opinion, all normal and recurring adjustments that we consider necessary for a fair financial statement presentation have been made. The condensed balance sheet data at September 30, 2008 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.

Note 2. Goodwill Impairment

As a result of a deterioration of U.S. equity markets during the three months ended December 31, 2008, we performed a preliminary assessment of goodwill at December 31, 2008 and concluded that the carrying values of our U.S. Pipe and Mueller Co. segments exceeded their estimated fair values. Accordingly, we estimated a goodwill impairment charge of $59.5 million applicable to U.S. Pipe, completely impairing its goodwill, and we estimated a goodwill impairment charge of $340.5 million applicable to Mueller Co.’s prior goodwill balance of $718.4 million. We have not completed all of the necessary detailed fair value estimates. Any revision to the estimated impairment charge will be recorded during the three months ending March 31, 2009, and we do not expect such revision to exceed an additional $200 million.

Note 3. Restructuring Activities

In November 2007, we announced our intention to cease U.S. Pipe’s ductile iron pipe manufacturing operations in Burlington, New Jersey, eliminating approximately 180 jobs. These manufacturing operations ceased during the quarter ended March 31, 2008. We continue to use this facility as a full-service distribution center for customers in the Northeast. In connection with this action, we recorded total restructuring charges of $18.1 million. During the three months ended December 31, 2008, we reversed $0.2 million of employee-related restructuring charges. During the three months ended December 31, 2007, we recorded charges of $16.2 million, consisting of $14.8 million of asset impairments and $1.4 million of employee-related and other charges. We do not expect any future charges related to the closure of manufacturing operations in Burlington to be significant.

Note 4. Income Taxes

On October 1, 2007, we adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”). As a result of the adoption of FIN 48, we recorded a net increase of $1.0 million in the liability for unrecognized income tax benefits, a $0.5 million increase in the accumulated deficit and an increase of $0.5 million to goodwill during the three months ended December 31, 2007. Subsequent to December 31, 2007, we recorded additional effects of the adoption of FIN 48, which resulted in a total increase of $0.6 million in the accumulated deficit and a total increase of $0.4 million to goodwill.

At December 31, 2008 and September 30, 2008, the gross liabilities for unrecognized income tax benefits, were $20.2 million and $22.3 million, respectively. The decrease in gross unrecognized tax benefits was primarily related to the effective resolution of certain state tax matters. If recognized, the gross liability for unrecognized tax benefits would decrease income tax provision and goodwill by $9.0 million and $11.2 million, respectively, at December 31, 2008.

We recognize interest related to uncertain tax positions as interest expense and would recognize any penalties that may be incurred as a component of selling, general and administrative expenses. At December 31, 2008 and 2007, we had approximately $2.7 million and $2.0 million, respectively, of accrued interest related to uncertain tax positions. During the three months ended December 31, 2008, we reversed $0.3 million of such accrued interest, and we accrued $0.3 million of such interest during the three months ended December 31, 2007.

Tax years dating back to 1999 generally remain open to examination by various U.S. and foreign taxing authorities.

Note 5. Borrowing Arrangements

The components of our long-term debt are presented below.

	December 31, 2008	September 30, 2008
	(in millions)
2007 Credit Agreement:
Term Loan A	$141.6	$141.6
Term Loan B	525.4	526.7
7 3/8% Senior Subordinated Notes	420.0	425.0
Other	2.0	2.2

	1,089.0	1,095.5
Less current portion	(13.2)	(9.7)

	$1,075.8	$1,085.8

2007 Credit Agreement — Our credit agreement (the “2007 Credit Agreement”) consists of a $300 million senior secured revolving credit facility (the “Revolver”), a $150 million term loan (“Term Loan A”) and a $565 million term loan (“Term Loan B”). The 2007 Credit Agreement contains customary covenants and events of default, including covenants that limit our ability to incur debt, pay dividends and make investments. We believe we were in compliance with all applicable debt covenants at December 31, 2008. Substantially all of our real and personal property has been pledged as collateral under the 2007 Credit Agreement.

The Revolver terminates in May 2012 and bears interest at a floating rate equal to LIBOR plus a margin ranging from 1.0% to 1.75% depending on our leverage ratio as defined in the 2007 Credit Agreement. For any unused portion of the Revolver, we also pay a commitment fee, which ranges from 0.2% to 0.5% depending on our leverage ratio as defined in the 2007 Credit Agreement. There were no outstanding borrowings under the Revolver at December 31, 2008 or September 30, 2008.

Term Loan A matures in May 2012 and bears interest at a floating rate equal to LIBOR plus a margin ranging from 1.0% to 1.75% (1.5% at December 31, 2008) depending on our leverage ratio as defined in the 2007 Credit Agreement. The principal balance at December 31, 2008 is scheduled to be repaid in quarterly payments of $3.5 million commencing September 2009 with the remaining balance paid at maturity. At December 31, 2008, the weighted-average effective interest rate was 4.5%, including the margin and the effects of interest rate swap contracts. Since Term Loan A is not traded and has different terms and cash flows than Term Loan B, it is not practicable to calculate a meaningful fair value of Term Loan A.

Term Loan B matures in May 2014 and bears interest at a floating rate equal to LIBOR plus a margin of 1.75%. The principal balance is being repaid in quarterly payments of approximately $1.3 million with the remaining balance paid at maturity. At December 31, 2008, the weighted-average effective interest rate was 6.0%, including the margin and the effects of interest rate swap contracts. Based on information provided by an external source, we estimate the fair value of Term Loan B was $357.9 million at December 31, 2008.

7  3/8% Senior Subordinated Notes — The 7  3/8% Senior Subordinated Notes (the “Notes”) mature in June 2017 and bear interest at 7.375%, paid semi-annually.

During the three months ended December 31, 2008, we acquired $5.0 million in principal of the Notes in the open market for $3.4 million in cash. Net of writing off related deferred financing fees of $0.1 million, this resulted in a gain on repurchase of debt of $1.5 million. Based on quoted market prices, the Notes had a fair value of $285.6 million at December 31, 2008.

The indenture securing the Notes contains customary covenants and events of default, including covenants that limit our ability to incur debt, pay dividends and make investments. We believe we were in compliance with all applicable debt covenants at December 31, 2008. Substantially all of our United States subsidiaries guarantee the Notes.

Note 6. Derivative Financial Instruments

Interest Rate Swap Contracts — We used interest rate swap contracts with a cumulative total notional amount of $425 million in force at December 31, 2008 to hedge against cash flow variability arising from changes in LIBOR in conjunction with our LIBOR-indexed variable rate borrowings. We also had $200 million total notional amount of forward-starting swap contracts that will replace existing swap contracts upon their expiration. All of these swap contracts were accounted for as effective hedges. During the three months ended December 31, 2008, we recorded an unrealized after-tax loss from these swap contracts of $10.5 million, which was reported as a component of accumulated other comprehensive loss. These interest rate swap contracts had a liability fair value of $28.8 million at December 31, 2008, which was included in other noncurrent liabilities.

Forward Foreign Currency Exchange Contracts — We entered into Canadian dollar forward exchange contracts to reduce exposure to currency fluctuations from Canadian-denominated intercompany loans. These instruments had a cumulative notional amount of $21.9 million at December 31, 2008. Gains and losses on these instruments were included in selling, general and administrative expenses. During the three months ended December 31, 2008, we recorded net losses of $1.1 million related to such contracts.

Natural Gas Swap Contracts — We used natural gas swap contracts with a cumulative total notional amount of approximately 734,000 MMBtu at December 31, 2008 to hedge against cash flow variability arising from changes in natural gas prices in conjunction with our anticipated purchases of natural gas. These swap contracts were accounted for as effective hedges, though we did record $0.3 million in hedge ineffectiveness as a component of cost of sales during the three months ended December 31, 2008. These natural gas swap contracts had a liability fair value of $2.2 million at December 31, 2008, which was included in other current liabilities.

On October 1, 2008, we adopted Statement of Financial Accounting Standards No. 157 Fair Value Measurements (“FAS 157”). As a result, the fair values of our derivative instruments reported at December 31, 2008 include the impact of our credit ratings. These values were calculated using market-observable inputs, referred to as Level 2 in FAS 157. The adoption of FAS 157 had no effect on our consolidated results of operations or consolidated cash flows and the effect on our consolidated balance sheet was immaterial.

Note 7. Retirement Plans

The components of net periodic benefit cost for defined benefit pension plans and other postretirement benefit plans were as follows.

	Three months ended December 31,
	Pension plans		Other plans
	2008	2007	2008	2007
	(in millions)
Components of net periodic benefit cost:
Service cost	$1.0	$1.6	$0.1	$0.1
Interest cost	5.8	5.3	0.1	0.3
Expected return on plan assets	(5.4)	(6.9)	—	—
Amortization of prior service cost (gain)	0.2	0.2	(0.8)	(0.6)
Amortization of net loss (gain)	0.8	0.1	(0.4)	(0.3)

Net periodic benefit cost (gain)	$2.4	$0.3	$(1.0)	$(0.5)

During the three months ended December 31, 2007, we amended the Mueller Water Products, Inc. Flexible Benefits Plan, a retiree medical coverage plan for U.S. Pipe employees, to eliminate the payment of benefits beyond age 65. This amendment decreased our liability for the plan by $8.8 million and resulted in an after-tax decrease in accumulated other comprehensive loss of

$5.4 million. We also amended the Mueller Co. Retirement Plan for Employees at Selected Locations for employees at our Decatur, Illinois facility. This amendment provided additional employee benefits and as a result, we recorded a decrease in the funded status of the plan of $2.4 million and an after-tax increase in accumulated other comprehensive loss of $1.5 million.

The amortization of unrecognized prior year service cost and of actuarial net losses, net of tax, are recorded as a component of accumulated other comprehensive loss. During the three months ended December 31, 2008 and 2007, we recorded increases to accumulated other comprehensive loss of $0.1 million and $0.3 million, respectively, for this amortization.

During the three months ended December 31, 2008, we made $3.2 million of contributions to our defined benefit pension plans. We estimate total pension plan contributions during our fiscal year ending September 30, 2009 will be $25 million to $35 million. We also expect to contribute $0.7 million to our other postretirement benefit plans in fiscal 2009.

Note 8. Stock-based Compensation Plans

During the three months ended December 31, 2008, we granted instruments under our Mueller Water Products, Inc. Amended and Restated 2006 Stock Incentive Plan Mueller Water Products, Inc. and 2006 Employee Stock Purchase Plan as follows.

	Number of instruments	Weighted average fair value per instrument	Total compensation
	(in millions except per instrument amounts)

Restricted stock units	0.7	$5.49	$4.0
Non-qualified stock options	1.3	2.02	2.7
Employee stock purchase plan instruments	0.1	2.79	0.2

	2.1		$6.9

We recorded stock-based compensation expense of $3.3 million and $2.7 million for the three months ended December 31, 2008 and 2007, respectively. At December 31, 2008, there was approximately $15.4 million of unrecognized compensation expense related to stock awards.

We recorded net losses for the three months ended December 31, 2008 and 2007 and the effect of including normally dilutive securities in the earnings per share calculation would have been antidilutive. Accordingly, all stock-based compensation instruments were excluded from the calculation of net loss per share for the three months ended December 31, 2008 and 2007.

Note 9. Supplemental Balance Sheet Information

Selected supplemental balance sheet information is presented below.

	December 31, 2008	September 30, 2008
	(in millions)
Inventories:
Purchased materials and manufactured parts	$74.1	$64.9
Work in process	127.4	117.7
Finished goods	282.1	276.8

	$483.6	$459.4

Property, plant and equipment, net:
Land	$25.3	$25.7
Buildings	96.0	97.4
Machinery and equipment	627.3	623.0
Construction in progress	23.8	23.9
Other	6.1	6.1

	778.5	776.1
Accumulated depreciation	(429.6)	(419.3)

	$348.9	$356.8

Other current liabilities:
Compensation and benefits	$33.8	$49.6
Cash discounts and rebates	21.7	21.3
Taxes other than income taxes	15.2	19.0
Interest	6.5	14.2
Warranty	6.5	6.5
Severance	2.0	1.4
Restructuring	0.3	0.9
Income taxes	0.2	6.2
Environmental	0.5	0.5
Other	9.9	9.4

	$96.6	$129.0

Note 10. Comprehensive Loss

Comprehensive loss is presented below.

	Three months ended December 31,
	2008	2007
	(in millions)
Net loss	$(400.0)	$(1.6)
Adjustments, net of tax:
Net unrealized loss on derivative instruments	(11.0)	(3.9)
Foreign currency translation	(11.1)	1.3
Minimum pension liability	(0.1)	3.6

Comprehensive loss	$(422.2)	$(0.6)

Accumulated other comprehensive loss is presented below.

	December 31, 2008	September 30, 2008
	(in millions)
Net unrealized loss on derivatives	$(18.6)	$(7.6)
Foreign currency translation	(3.7)	7.4
Minimum pension liability	(19.5)	(19.4)

Accumulated other comprehensive loss	$(41.8)	$(19.6)

Note 11. Noncash Investing and Financing Activities

During the three months ended December 31, 2007, we amended a retiree medical coverage plan within U.S. Pipe and a defined benefit pension plan within Mueller Co. These amendments had the following impact on our condensed consolidated balance sheet at December 31, 2007 (in millions).

Decrease in noncurrent pension assets	$(2.3)
Decrease in noncurrent pension liabilities	6.2
Increase in accumulated other comprehensive income	(3.9)

$—

On October 1, 2007, we adopted FIN 48, which had the following impact, including reclassifications, on our condensed consolidated balance sheet at December 31, 2007 (in millions).

Increase in goodwill	$0.5
Increase in noncurrent taxes receivable	4.7
Decrease in current taxes payable	6.7
Increase in noncurrent taxes payable	(12.4)
Increase in accumulated deficit	0.5

$—

Note 12. Segment Information

Segment assets consist primarily of receivables, inventories, property, plant and equipment, goodwill and identifiable intangible assets. Summarized financial information for our segments is as follows.

	Three months ended December 31,
	2008	2007
	(in millions)
Net sales, excluding intersegment sales:
Mueller Co.	$119.6	$161.6
U.S. Pipe	115.7	110.7
Anvil	132.4	140.0

	$367.7	$412.3

Intersegment sales:
Mueller Co.	$4.3	$4.6
U.S. Pipe	0.3	0.4
Anvil	0.2	0.2

	$4.8	$5.2

Income (loss) from operations*:
Mueller Co.	$(332.0)	$24.8
U.S. Pipe	(65.8)	(15.3)
Anvil	21.3	15.9
Corporate	(10.6)	(9.0)

	$(387.1)	$16.4

Depreciation:
Mueller Co.	$6.1	$6.3
U.S. Pipe	5.9	5.7
Anvil	3.3	4.1
Corporate	0.2	0.1

	$15.5	$16.2

Amortization of identifiable intangible assets:
Mueller Co.	$6.2	$6.3
U.S. Pipe	0.2	0.2
Anvil	0.9	0.9

	$7.3	$7.4

Capital expenditures:
Mueller Co.	$3.3	$4.4
U.S. Pipe	3.4	9.1
Anvil	3.2	3.3
Corporate	0.1	—

	$10.0	$16.8

*	Income (loss) from operations during the three months ended December 31, 2008 includes goodwill impairment of $340.5 million for Mueller Co. and $59.5 million for U.S. Pipe.

Note 13. Commitments and Contingencies

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

Environmental. We are subject to a wide variety of laws and regulations concerning the protection of the environment, both with respect to the construction and operation of many of our plants and with respect to remediating environmental conditions that may exist at our and other properties. We believe that we are in substantial compliance with federal, state and local environmental laws and regulations. We accrue for environmental expenses resulting from existing conditions that relate to past operations when the costs are probable and reasonably estimable.

In September 1987, we implemented an Administrative Consent Order (“ACO”) for our Burlington plant that was required under the New Jersey Environmental Cleanup Responsibility Act (now known as the Industrial Site Recovery Act). The ACO required soil and ground water cleanup, and we have completed, and have received final approval on, the soil cleanup required by the ACO. We are continuing to address ground water issues at this site. Further remediation could be required. These remediation costs are expected to be minimal. Long-term ground water monitoring is also required to verify natural attenuation. We do not know how long ground water monitoring will be required and do not believe monitoring or further cleanup costs, if any, will have a material adverse effect on our consolidated financial condition or results of operations.

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

U.S. Pipe and a number of co-defendant foundry-related companies were named in a putative civil class action case originally filed in April 2005 in the Circuit Court of Calhoun County, Alabama, and removed by defendants to the U.S. District Court for the Northern District of Alabama under the Class Action Fairness Act. The putative plaintiffs in the case filed an amended complaint with the U.S. District Court in December 2006. The amended complaint alleged state law tort claims (negligence, failure to warn, wantonness, nuisance, trespass and outrage) arising from creation and disposal of “foundry sand” alleged to contain harmful levels of PCBs and other toxins, including arsenic, cadmium, chromium, lead and zinc. The plaintiffs originally sought damages for real and personal property and for other unspecified personal injury. In June 2007, a Motion to Dismiss was granted to U.S. Pipe and certain co-defendants as to the claims for negligence, failure to warn, nuisance, trespass and outrage. The remainder of the complaint was dismissed with leave to file an amended complaint. On July 6, 2007, plaintiffs filed a second amended complaint, which dismissed prior claims relating to U.S. Pipe’s former facility located at 2101 West 10th Street in Anniston, Alabama and no longer alleges personal injury claims. Plaintiffs filed a third amended complaint on July 27, 2007. U.S. Pipe and the other defendants have moved to dismiss the third amended complaint. In September 2008, the court issued an order on the motion, dismissing the claims for trespass and permitting the plaintiffs to move forward with their claims of nuisance, wantonness and negligence. Management believes that numerous procedural and substantive defenses are available. At present, we have no reasonable basis to form a view with respect to the probability or amount of liability in this matter.

In the acquisition agreement pursuant to which a predecessor to Tyco International Ltd. (“Tyco”) sold our Mueller Co. and Anvil businesses to the prior owners of these businesses in August 1999, Tyco agreed to indemnify the Company and its affiliates, among other things, for all “Excluded Liabilities”. Excluded Liabilities include, among other things, substantially all liabilities relating to prior to August 1999. The indemnity survives indefinitely and is not subject to any deductibles or caps. However, we may be responsible for these liabilities in the event that Tyco ever becomes financially unable to or otherwise fails to comply with, the terms of the indemnity. In addition, Tyco’s indemnity does not cover liabilities to the extent caused by us or the operation of our business after August 1999, nor does it cover liabilities arising with respect to businesses or sites acquired after August 1999. In June 2007, Tyco was separated into three separate, publicly traded companies. Should the entity or entities that assume Tyco’s obligations under the acquisition agreement ever become financially unable or fail to comply with the terms of the indemnity, we may be responsible for such obligations or liabilities.

Some of our subsidiaries have been named as defendants in asbestos-related lawsuits. We do not believe these lawsuits, either individually or in the aggregate, are material to our consolidated financial position or results of operations.

Other Litigation. We are parties to a number of other lawsuits arising in the ordinary course of our businesses, including product liability cases for products manufactured by us and by third parties. We provide for costs relating to these matters when a loss is probable and the amount is reasonably estimable. Administrative costs related to these matters are expensed as incurred. The effect of the outcome of these matters on our future results of operations cannot be predicted with certainty as any such effect depends on future results of operations and the amount and timing of the resolution of such matters. While the results of litigation cannot be predicted with certainty, management believes that the final outcome of such other litigation is not likely to have a materially adverse effect on our consolidated financial statements.

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

A dispute exists with regard to federal income taxes for fiscal years 1980 through 1994 allegedly owed by the Walter Industries consolidated group, which included U.S. Pipe during these periods. According to Walter Industries’ quarterly report on Form 10-Q for the period ended September 30, 2008, Walter Industries’ management estimates that the amount of tax claimed by the Internal Revenue Service is approximately $34.0 million for issues currently in dispute in bankruptcy court for matters unrelated to us. This amount is subject to interest and penalties. In addition, the Internal Revenue Service has issued a Notice of Proposed Deficiency assessing additional tax of $82.2 million for the fiscal years ended May 31, 2000, December 31, 2000 and December 31, 2001. As a matter of law, the Company is jointly and severally liable for any final tax determination, which means that in the event Walter Industries is unable to pay any amounts owed, we would be liable. Walter Industries disclosed in the above mentioned Form 10-Q that it believes its filing positions have substantial merit and that it intends to defend vigorously any claims asserted.

Walter Industries effectively controlled all of our tax decisions for periods during which we were a member of the Walter Industries consolidated federal income tax group and certain combined, consolidated or unitary state and local income tax groups. Under the terms of the income tax allocation agreement between us and Walter Industries dated May 26, 2006, we generally compute our tax liability on a stand-alone basis, but Walter Industries has sole authority to respond to and conduct all tax proceedings (including tax audits) relating to our federal income and combined state returns, to file all such returns on our behalf and to determine the amount of our liability to (or entitlement to payment from) Walter Industries for such periods. This arrangement may result in conflicts between Walter Industries and us. The Spin-off was intended to qualify as a tax-free spin-off under Section 355 of the Internal Revenue Code of 1986, as amended. In addition, the tax allocation agreement provides that if the Spin-off is determined not to be tax-free pursuant to Section 355 of the Internal Revenue Code of 1986, as amended, we generally will be responsible for any taxes incurred by Walter Industries or its shareholders if such taxes result from certain of our actions or omissions and for a percentage of any such taxes that are not a result of our actions or omissions or Walter Industries’ actions or omissions or taxes based upon our market value relative to Walter Industries’ market value. Additionally, to the extent that Walter Industries was unable to pay taxes, if any, attributable to the Spin-off and for which it is responsible under the tax allocation agreement, we could be liable for those taxes as a result of being a member of the Walter Industries consolidated group for the year in which the Spin-off occurred.

Other. In our opinion, accruals associated with contingencies incurred in the normal course of business are sufficient. Resolution of existing known contingencies is not expected to affect our financial position or results of operations significantly.

Note 14. Subsequent Events

On January 28, 2009, we declared a dividend of $0.0175 per share on our Series A and Series B common stock, payable on February 20, 2009 to stockholders of record at the close of business on February 10, 2009.

Also on January 28, 2009, our stockholders approved the conversion of each share of Series B common stock into one share of Series A common stock. The conversion occurred on January 28, 2009 and the Series B common stock was retired as of that date.

Note 15. Consolidating Guarantor and Non-Guarantor Financial Information

The following information is included as a result of the guarantee by certain of our wholly-owned U.S. subsidiaries, both direct and indirect, (the “Guarantor Companies”) of the Notes. None of our other subsidiaries guarantee the Notes. Each of the guarantees is joint and several and full and unconditional. The Guarantor Companies at December 31, 2008 are as follows.

Name	State of incorporation or organization

Anvil 1, LLC	Delaware
Anvil 2, LLC	Delaware
Anvilstar, LLC	Delaware
Anvil International, LP	Delaware
Fast Fabricators, LLC	Delaware
Henry Pratt Company, LLC	Delaware
Henry Pratt International, LLC	Delaware
Hersey Meters Co., LLC	Delaware
Hunt Industries, LLC	Delaware
Hydro Gate, LLC	Delaware
James Jones Company, LLC	Delaware
J.B. Smith Mfg. Co., LLC	Delaware
MCO 1, LLC	Alabama
MCO 2, LLC	Alabama
Milliken Valve, LLC	Delaware
Mueller Co. Ltd.	Alabama
Mueller Financial Services, LLC	Delaware
Mueller Group, LLC	Delaware
Mueller International, Inc.	Delaware
Mueller International, L.L.C.	Delaware
Mueller International Finance, Inc.	Delaware
Mueller International Finance, L.L.C.	Delaware
Mueller Service California, Inc.	Delaware
Mueller Service Co., LLC	Delaware
United States Pipe and Foundry Company, LLC	Alabama

Mueller Water Products, Inc.

Consolidating Balance Sheet

December 31, 2008

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
	(in millions)
Assets:
Cash and cash equivalents	$149.7	$(5.0)	$7.1	$—	$151.8
Receivables, net	—	185.5	24.0	—	209.5
Inventories	—	422.2	61.4	—	483.6
Deferred income taxes	48.7	—	—	—	48.7
Other current assets	25.1	38.7	2.3	—	66.1

Total current assets	223.5	641.4	94.8	—	959.7
Property, plant and equipment	2.5	331.2	15.2	—	348.9
Goodwill	—	470.7	—	—	470.7
Identifiable intangible assets, net	—	782.5	—	—	782.5
Other noncurrent assets	17.8	0.5	1.5	—	19.8
Investment in subsidiaries	511.9	31.4	—	(543.3)	—

Total assets	$755.7	$2,257.7	$111.5	$(543.3)	$2,581.6

Liabilities and equity:
Current portion of debt	$12.4	$0.8	$—	$—	$13.2
Accounts payable	7.9	79.5	10.2	—	97.6
Other current liabilities	23.4	69.0	4.2	—	96.6

Total current liabilities	43.7	149.3	14.4	—	207.4
Intercompany accounts	(1,598.3)	1,533.0	65.3	—	—
Long-term debt	1,074.8	1.0	—	—	1,075.8
Deferred income taxes	287.5	2.1	0.3	—	289.9
Other noncurrent liabilities	39.8	60.4	0.1	—	100.3

Total liabilities	(152.5)	1,745.8	80.1	—	1,673.4
Equity	908.2	511.9	31.4	(543.3)	908.2

Total liabilities and equity	$755.7	$2,257.7	$111.5	$(543.3)	$2,581.6

Mueller Water Products, Inc.

Consolidating Balance Sheet

September 30, 2008

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
	(in millions)
Assets:
Cash and cash equivalents	$179.1	$(4.6)	$9.4	$—	$183.9
Receivables, net	—	256.5	41.7	—	298.2
Inventories	—	392.1	67.3	—	459.4
Deferred income taxes	48.2	—	—	—	48.2
Other current assets	20.5	37.6	2.5	—	60.6

Total current assets	247.8	681.6	120.9	—	1,050.3
Property, plant and equipment	2.6	338.0	16.2	—	356.8
Goodwill	—	871.5	—	—	871.5
Identifiable intangible assets, net	—	789.8	—	—	789.8
Other noncurrent assets	18.3	1.7	1.8	—	21.8
Investment in subsidiaries	901.4	18.5	—	(919.9)	—

Total assets	$1,170.1	$2,701.1	$138.9	$(919.9)	$3,090.2

Liabilities and equity:
Current portion of debt	$8.9	$0.8	$—	$—	$9.7
Accounts payable	8.3	132.8	14.9	—	156.0
Other current liabilities	39.5	82.2	7.3	—	129.0

Total current liabilities	56.7	215.8	22.2	—	294.7
Intercompany accounts	(1,616.8)	1,519.0	97.8	—	—
Long-term debt	1,084.7	1.1	—	—	1,085.8
Deferred income taxes	292.9	2.6	0.3	—	295.8
Other noncurrent liabilities	23.7	61.2	0.1	—	85.0

Total liabilities	(158.8)	1,799.7	120.4	—	1,761.3
Equity	1,328.9	901.4	18.5	(919.9)	1,328.9

Total liabilities and equity	$1,170.1	$2,701.1	$138.9	$(919.9)	$3,090.2

Mueller Water Products, Inc.

Consolidating Statement of Operations

Three Months Ended December 31, 2008

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
	(in millions)

Net sales	$—	$308.1	$59.6	$—	$367.7
Cost of sales	—	241.0	51.7	—	292.7

Gross profit	—	67.1	7.9	—	75.0

Operating expenses:
Selling, general and administrative	10.2	46.8	5.3	—	62.3
Goodwill impairment	—	400.0	—	—	400.0
Restructuring	—	(0.2)	—	—	(0.2)

Total operating expenses	10.2	446.6	5.3	—	462.1

Operating income (loss)	(10.2)	(379.5)	2.6	—	(387.1)
Interest expense, net	17.3	—	—	—	17.3
Gain on repurchase of debt	(1.5)	—	—	—	(1.5)

Income (loss) before income taxes	(26.0)	(379.5)	2.6	—	(402.9)
Income tax expense (benefit)	(11.4)	7.4	1.1	—	(2.9)
Equity in income (loss) of subsidiaries	(385.4)	1.5	—	383.9	—

Net income (loss)	$(400.0)	$(385.4)	$1.5	$383.9	$(400.0)

Mueller Water Products, Inc.

Consolidating Statement of Operations

Three Months Ended December 31, 2007

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
	(in millions)

Net sales	$—	$345.1	$67.2	$—	$412.3
Cost of sales	—	259.5	58.4	—	317.9

Gross profit	—	85.6	8.8	—	94.4

Operating expenses:
Selling, general and administrative	9.1	44.5	8.2	—	61.8
Restructuring	—	16.2	—	—	16.2

Total operating expenses	9.1	60.7	8.2	—	78.0

Operating income (loss)	(9.1)	24.9	0.6	—	16.4
Interest expense, net	19.2	—	—	—	19.2

Income (loss) before income taxes	(28.3)	24.9	0.6	—	(2.8)
Income tax expense (benefit)	(11.7)	10.3	0.2	—	(1.2)
Equity in income of subsidiaries	15.0	0.4	—	(15.4)	—

Net income (loss)	$(1.6)	$15.0	$0.4	$(15.4)	$(1.6)

Mueller Water Products, Inc.

Consolidating Statement of Cash Flows

Three months ended December 31, 2008

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
	(in millions)
Operating activities:
Net cash provided by (used in) operating activities	$(22.6)	$8.0	$(3.3)	$—	$(17.9)

Investing activities:
Capital expenditures	(0.1)	(8.1)	(1.8)	—	(10.0)
Proceeds from sales of property, plant and equipment	—	—	3.9	—	3.9

Net cash provided by (used in) investing activities	(0.1)	(8.1)	2.1	—	(6.1)

Financing activities:
Decrease in outstanding checks	—	(0.3)	—	—	(0.3)
Debt paid and repurchased	(4.9)	—	—	—	(4.9)
Common stock issued	0.2	—	—	—	0.2
Dividends paid	(2.0)	—	—	—	(2.0)

Net cash used in financing activities	(6.7)	(0.3)	—	—	(7.0)

Effect of currency exchange rate changes on cash	—	—	(1.1)	—	(1.1)

Net change in cash and cash equivalents	(29.4)	(0.4)	(2.3)	—	(32.1)
Cash and cash equivalents at beginning of period	179.1	(4.6)	9.4	—	183.9

Cash and cash equivalents at end of period	$149.7	$(5.0)	$7.1	$—	$151.8

Mueller Water Products, Inc.

Consolidating Statement of Cash Flows

Three months ended December 31, 2007

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
	(in millions)
Operating activities:
Net cash provided by (used in) operating activities	$39.8	$19.6	$(3.5)	$—	$55.9

Investing activities:
Capital expenditures	—	(16.0)	(0.8)	—	(16.8)
Proceeds from sale of property, plant and equipment	—	7.1	—	—	7.1

Net cash used in investing activities	—	(8.9)	(0.8)	—	(9.7)

Financing activities:
Decrease in outstanding checks	—	(5.4)	—	—	(5.4)
Debt paid	(1.4)	—	—	—	(1.4)
Common stock issued	0.5	—	—	—	0.5
Dividends paid	(2.0)	—	—	—	(2.0)

Net cash used in financing activities	(2.9)	(5.4)	—	—	(8.3)

Effect of currency exchange rate changes on cash	—	—	0.1	—	0.1

Net change in cash and cash equivalents	36.9	5.3	(4.2)	—	38.0
Cash and cash equivalents at beginning of period	90.2	(8.6)	17.3	—	98.9

Cash and cash equivalents at end of period	$127.1	$(3.3)	$13.1	$—	$136.9

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto that appear in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 and with the condensed consolidated financial statements that appear elsewhere in this report. This report contains certain statements that may be deemed “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). All statements, other than statements of historical fact, that address activities, events or developments that the Company’s management intends, expects, projects, believes or anticipates will or may occur in the future are forward-looking statements. Such statements are based upon certain assumptions and assessments made by management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. The forward-looking statements included in this report are also subject to a number of material risks and uncertainties, including but not limited to economic, competitive, governmental and technological factors affecting our operations, markets, products, services and prices, Such forward-looking statements are not guarantees of future performance, and actual results, developments and business decisions may differ from those envisaged by such forward-looking statements. Actual results and the timing of events may differ significantly from those projected in such forward-looking statements due to a number of factors, including those set forth in the section entitled “Risk Factors” in Item 1A of the Annual Report on Form 10-K and this Quarterly Report on Form 10-Q.

Mueller Water Products, Inc., a Delaware corporation, together with its consolidated subsidiaries operates in three business segments: Mueller Co., U.S. Pipe and Anvil. Mueller Co. manufactures and sells fire hydrants and various valves and related products used in residential water and gas systems. U.S. Pipe manufactures and sells a broad line of ductile iron pressure pipe, restrained joint products, fittings and other products. Anvil manufactures and sells a variety of pipe fittings, couplings, pipe hangers, pipe nipples and related products. Management believes the Company’s segments have leading North American positions in their principal product line(s).

The “Company,” “we,” “us” or “our” refers to Mueller Water Products, Inc and subsidiaries or their management. With regard to the Company’s segments, “we,” “us” or “our” may also refer to the segment being discussed or its management.

Except as otherwise noted, all financial and operating data has been presented on a fiscal year and fiscal quarter basis. Our fiscal year ends on September 30, and our fiscal quarters end on December 31, March 31 and June 30.

Business Developments and Trends

A significant portion of our net sales are directly related to residential construction, municipal water infrastructure and non-residential construction activity in the United States. Various external sources forecast annualized housing starts will drop 20% to 36% in 2009 compared to the prior year. We expect residential construction to remain at historically low levels for the near term. In addition, we expect municipal water infrastructure spending to decrease in the near term as a result of the relatively recent uncertainties related to (a) credit market availability, (b) the proposed federal economic stimulus bill and (c) the municipalities’ individual fiscal condition. We also expect non-residential construction to decrease as a result of a slowdown in general economic activity.

U.S. Pipe’s new operation in Bessemer, Alabama, along with operations across all our operating segments, are operating significantly below their optimal capacities. Since the end of fiscal 2008, we have reduced headcount, reduced operating hours and reduced overall spending activities in response to lower demand for our products. We continually monitor our production activities in response to evolving business conditions and will take additional steps deemed appropriate to best manage our available resources.

Our costs for raw materials and purchased components, principally scrap iron and brass ingot, have been especially volatile since the beginning of fiscal 2008. During fiscal 2008 and peaking during the fourth quarter of the fiscal year, the cost of scrap iron purchased by U.S. Pipe more than doubled compared to year-ago prices. Since the peak toward the end of fiscal 2008, these scrap prices have decreased significantly and are comparable at December 31, 2008 to year-ago prices. Our intent has been to pass along higher raw material and purchased component costs to our customers through higher sales prices. There are also timing differences between when we purchase raw materials and when we sell the related finished goods to our customers. Therefore, since we use the first-in, first-out method for determining cost of sales, the cost of finished goods flowing through cost of sales may not be representative of current costs for these related raw materials. The price increases implemented during fiscal 2008 by U.S. Pipe did not cover the higher costs of its raw materials.

We are dependent upon the construction industry, which is seasonal due to the impact of cold and wet weather conditions. Net sales and income from operations have historically been lowest in the three month periods ending December 31 and March 31 when the northern United States and all of Canada generally experience weather that significantly restricts construction activity.

In addition to reduced demand by our end user customers, we also believe our distributors have reduced their inventory levels in response to current economic conditions. This will further reduce demand for our products as our distributors may only be ordering items for existing projects that they cannot stock from goods already on hand. We do not expect our distributors to maintain higher inventory levels until their confidence in an economic recovery improves.

As a result of a deterioration of U.S. equity markets during the three months ended December 31, 2008, we performed a preliminary assessment of goodwill at December 31, 2008 and concluded that the carrying values of our U.S. Pipe and Mueller Co. segments exceeded their estimated fair values. Accordingly, we estimated a goodwill impairment charge of $59.5 million applicable to U.S. Pipe, completely impairing its goodwill, and we estimated a goodwill impairment charge of $340.5 million applicable to Mueller Co.’s prior goodwill balance of $718.4 million. We have not completed all of the necessary detailed fair value estimates. Any revision to the estimated impairment charge will be recorded during the three months ending March 31, 2009, and we do not expect such revision to exceed an additional $200 million.

Results of Operations

Three Months Ended December 31, 2008 Compared to the Three Months Ended December 31, 2007

	Three months ended December 31, 2008
	Mueller Co.	U.S. Pipe	Anvil	Corporate	Total
	(in millions)
Net sales	$119.6	$115.7	$132.4	$—	$367.7

Gross profit	$31.2	$2.5	$41.3	$—	$75.0

Operating expenses:
Selling, general and administrative	22.7	9.0	20.0	10.6	62.3
Goodwill impairment	340.5	59.5	—	—	400.0
Restructuring	—	(0.2)	—	—	(0.2)

Total operating expenses	363.2	68.3	20.0	10.6	462.1

Income (loss) from operations	$(332.0)	$(65.8)	$21.3	$(10.6)	(387.1)

Interest expense, net					17.3
Gain on repurchase of debt					1.5

Loss before income taxes					(402.9)
Income tax benefit					(2.9)

Net loss					$(400.0)

	Three months ended December 31, 2007
	Mueller Co.	U.S. Pipe	Anvil	Corporate	Total
	(in millions)
Net sales	$161.6	$110.7	$140.0	$—	$412.3

Gross profit	$45.5	$10.6	$37.7	$0.6	$94.4

Operating expenses:
Selling, general and administrative	20.7	9.7	21.8	9.6	61.8
Restructuring	—	16.2	—	—	16.2

Total operating expenses	20.7	25.9	21.8	9.6	78.0

Income (loss) from operations	$24.8	$(15.3)	$15.9	$(9.0)	16.4

Interest expense, net					19.2

Loss before income taxes					(2.8)
Income tax benefit					(1.2)

Net loss					$(1.6)

Consolidated Analysis

Net sales for the three months ended December 31, 2008 were $367.7 million compared to $412.3 million in the prior year period. Net sales decreased due principally to $80.0 million of lower shipment volumes and an unfavorable impact from Canadian currency exchange rates. Higher sales prices from price increases implemented during fiscal 2008 contributed $43.8 million of higher net sales.

Gross profit for the three months ended December 31, 2008 was $75.0 million, a decrease of $19.4 million compared to $94.4 million in the prior year period. Of this decrease, $27.9 million was due to lower shipment volumes, partially offset by cost savings of $10.0 million. Gross margin decreased to 20.4% for the three months ended December 31, 2008 compared to 22.9% in the prior year period. Gross margin decreased due principally to a higher percentage of total net sales coming from U.S. Pipe (31% in the first three months of fiscal 2009 compared to 27% in the prior year period), whose gross margins are relatively low (2.2% in the first three months of fiscal 2009 and 9.6% in the prior year period).

Selling, general and administrative expenses for the three months ended December 31, 2008 and 2007 were $62.3 million and $61.8 million, respectively. Foreign exchange losses were recognized in the three months ended December 31, 2008 compared to gains recognized in the three months ended December 31, 2007. Anvil recognized a $3.5 million gain from the sale of a building during the three months ended December 31, 2008. Non-recurring professional fees of $1.2 million were recognized during the three months ended December 31, 2008 related to the conversion of Series B common stock into Series A common stock.

During the three months ended December 31, 2008, we recorded an estimated goodwill impairment charge of $400.0 million related to Mueller Co. and U.S. Pipe goodwill. This charge is preliminary as we have not completed all of the necessary estimates of fair value. We expect to complete this process during our fiscal quarter ending March 31, 2009.

During the year ended September 30, 2008, U.S. Pipe closed its manufacturing operations in Burlington, New Jersey. In connection with this closure, restructuring charges of $16.2 million were recorded during the three months ended December 31, 2007.

During the three months ended December 31, 2008, $5.0 million in principal of the 7  3/8% Senior Subordinated Notes were repurchased for a gain of $1.5 million.

Interest expense, net of interest income of $0.8 million, was $17.3 million during the three months ended December 31, 2008 compared to interest expense, net of interest income of $1.4 million, of $19.2 million during the three months ended December 31, 2007. Interest declined as a result of lower interest rates and lower average debt outstanding.

The income tax benefit recorded during the three months ended December 31, 2008 included a $1.2 million adjustment to the valuation allowance related to nondeductible compensation and $0.4 million due principally to legacy state income matters that were effectively resolved. Excluding these items, the effective income tax rate was comparable to the 41.5% effective income tax rate during the three months ended December 31, 2007.

Segment Analysis

Mueller Co.

Net sales for the three months ended December 31, 2008 were $119.6 million compared to $161.6 million in the prior year period. Lower shipment volumes of $49.0 million were partially offset by higher sales prices of $8.8 million. Lower shipment volumes occurred for iron gate valves, hydrants and brass service products.

Gross profit for the three months ended December 31, 2008 was $31.2 million compared to $45.5 million in the prior year period. Gross profit decreased $21.2 million due to lower shipment volumes and $6.1 million due to higher raw material costs, partially offset by higher sales prices and cost savings of $4.6 million. Gross margin was 26.1% for the three months ended December 31, 2008 compared to 28.2% in the prior year period. Changes in product mix reduced gross margin by approximately 6% and cost savings improved gross margin by approximately 4%.

During the three months ended December 31, 2008, we recorded an estimated goodwill impairment charge of $340.5 million.

Excluding the goodwill impairment charge, income from operations during the three months ended December 31, 2008 was $8.5 million compared to $24.8 million in the prior year period. This decline was primarily due to decreased gross profit. Selling, general and administrative expenses were $2.0 million higher in the three months ended December 31, 2008 compared to the prior year period principally due to foreign exchange gains and losses.

U.S. Pipe

Net sales for the three months ended December 31, 2008 were $115.7 million compared to $110.7 million in the prior year period. Net sales increased $22.8 million due to higher sales prices, but decreased $17.8 million due to lower shipment volumes of ductile iron pipe.

Gross profit for the three months ended December 31, 2008 was $2.5 million compared to $10.6 million in the prior year period. Gross profit decreased $30.4 million due to higher raw material costs and $4.7 million due to lower shipment volumes. These factors were partially offset by $22.8 million of higher sales prices and $4.4 million of cost savings. Gross margin was 2.2% for the three months ended December 31, 2008 compared to 9.6% in the prior year period. Gross margin decreased due primarily to raw material cost increases exceeding sales price increases.

During the three months ended December 31, 2008, we recorded an estimated goodwill impairment charge of $59.5 million.

Excluding the goodwill impairment charge and Burlington-related restructuring items, the loss from operations decreased $7.4 million during the three months ended December 31, 2008 compared to the prior year period. This decrease was due to $8.1 million of lower gross profit partially offset by $0.7 million of lower selling, general and administrative expenses.

Anvil

Net sales for the three months ended December 31, 2008 were $132.4 million compared to $140.0 during the prior year period. Net sales decreased due to $13.2 million of lower shipment volumes and $6.6 million due to unfavorable Canadian currency exchange rates. These factors were partially offset by $12.2 million of higher prices.

Gross profit for the three months ended December 31, 2008 was $41.3 million compared to $37.7 million in the prior year period. Gross profit increased due to higher sales prices, partially offset by higher raw material costs of $3.5 million, lower shipment volumes of $2.0 million and higher per-unit overhead costs. Gross margin was 31.2% in the three months ended December 31, 2008 compared to 26.9% in the prior year period. Gross margin increased due primarily to the excess of sales price increases over higher raw material costs.

Income from operations for the three months ended December 31, 2008 was $21.3 million compared to $15.9 million in the prior year period. This increase was due to $3.6 million of higher gross profit and $1.8 million of lower selling, general and administrative expenses. Lower selling, general and administrative expenses were due to a $3.5 million gain from the sale of a building during the three months ended December 31, 2008, partially offset by a $1.8 million difference between foreign exchange losses in the three months ended December 31, 2008 and foreign exchange gains in the prior year period.

Corporate

Corporate expenses were $10.6 million during the three months ended December 31, 2008 compared to $9.6 million during the prior year period. During the three months ended December 31, 2008, $1.2 million of professional fees were expensed related to the conversion of the Series B common stock into Series A common stock.

Liquidity and Capital Resources

We had cash and cash equivalents of $151.8 million at December 31, 2008 and $262.3 million of borrowing capacity under the revolving credit facility component of our 2007 Credit Agreement. Our operating activities used $17.9 million of cash during the three months ended December 31, 2008 and provided $55.9 million of cash during the three months ended December 31, 2007.

Cash flows from operating activities are categorized below.

	Three months ended December 31,
	2008	2007
	(in millions)

Collections from customers	$456.4	$477.0
Disbursements, other than interest and income taxes	(441.5)	(393.4)
Interest payments, net	(24.7)	(26.2)
Income tax payments, net	(8.1)	(1.5)

Cash provided by (used in) operating activities	$(17.9)	$55.9

Collections of receivables were lower during the three months ended December 31, 2008 compared to the prior year period primarily due to lower year over year net sales. There was not a significant difference in collection patterns between these two periods.

Disbursements, other than interest and income taxes during the three months ended December 31, 2008 reflect timing differences and higher per unit inventory prices in the current period partially offset by lower inventory volumes purchased.

Capital expenditures were $10.0 million during the three months ended December 31, 2008 compared to $16.8 million during the prior year period and $88.1 million for fiscal 2008. Most of the capital expenditures during fiscal 2008 were for construction of our new ductile iron pipe manufacturing operation in Bessemer, Alabama. Total capital expenditures during fiscal 2009 are expected to be between $40 million and $50 million.

We anticipate that our existing cash, cash equivalents and borrowing capacity combined with our expected operating cash flows will be sufficient to meet our anticipated operating expenses, capital expenditures, pension contributions and scheduled debt service obligations as they become due for at least the next twelve months. However, our ability to make scheduled payments of principal of, to pay interest on or to refinance our debt and to satisfy our other debt obligations will depend upon our future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control.

The 2007 Credit Agreement includes Term Loan A, Term Loan B and a revolving credit facility. Term Loan A was $141.6 million at December 31, 2008, accrues interest at LIBOR plus a margin of up to 175 basis points and is payable $3.5 million per quarter beginning September 2009 with the balance due May 2012. Term Loan B was $525.4 million at December 31, 2008, accrues interest at LIBOR plus 175 basis points and is payable $1.3 million per quarter with the balance due May 2014. The revolving credit facility provides for borrowings of up to $300 million, including letters of credit, and terminates in May 2012. At December 31, 2008, letters of credit outstanding under the revolving credit facility were $37.7 million. Borrowings under the revolving credit facility bear interest at LIBOR plus a margin of up to 175 basis points. The margin on Term Loan A borrowings and the revolving credit facility was 150 basis points at December 31, 2008.

We pay a commitment fee on the unused portion of the revolving credit facility. This fee is payable quarterly in arrears and upon the maturity or termination of the revolving credit facility. The fee is subject to adjustment based on the leverage ratio. The fee was 0.375% at December 31, 2008.

The 2007 Credit Agreement is subject to mandatory prepayment with the net cash proceeds from the sale or other disposition of any property or assets, subject to permitted reinvestments and other specified exceptions. All mandatory prepayment amounts are applied to the prepayment of the term loans pro rata between Term Loan A and Term Loan B to reduce the remaining amortization payments of each term loan.

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

We believe we were in compliance with all applicable debt covenants at December 31, 2008 and anticipate maintaining such compliance.

We also owed $420.0 million of principal of 7  3/8% Senior Subordinated Notes (“Notes”) at December 31, 2008. Interest on the Notes is payable semi-annually and the principal is due June 2017. We may redeem any portion of the Notes after May 2012 at specified redemption prices, or prior to June 2010 we may redeem up to 35% of the Notes at a redemption price of 107.375% of the principal amount, plus accrued and unpaid interest, with the net cash proceeds of certain equity offerings. Upon the occurrence of a change in control, we must offer to repurchase the Notes at 101% of their principal amount, plus accrued and unpaid interest. The Notes are secured by the guarantees of essentially all of our U.S. subsidiaries, but are subordinate to the borrowings under the 2007 Credit Agreement.

At December 31, 2008, our credit ratings issued by Moody’s and Standard & Poor’s were as follows. These ratings are unchanged from those at September 30, 2008

	Moody’s	Standard & Poor’s

Corporate credit rating	B1	BB-
2007 Credit Agreement	Ba3	BB+
Notes	B3	B
Outlook	Stable	Stable(1)

(1)	Changed to “Negative” at February 6, 2009.

A significant portion of the assets invested in our defined benefit pension plans are invested in equity securities. Equity markets have generally declined in value between December 31, 2008 and September 30, 2008, the end of our previous fiscal year. An analysis of the funded status of our pension plans will be performed as of January 1, 2009 for purposes of determining funding thresholds under provisions of the Pension Protection Act. We expect this analysis to be concluded during our fiscal fourth quarter. We currently anticipate total pension plan contributions during fiscal 2009 will be approximately $25 million to $35 million.

Off-Balance Sheet Arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not have any undisclosed borrowings or debt or any derivative contracts other than those described in “Item 3. Qualitative and Quantitative Disclosure About Market Risk” or synthetic leases. Therefore, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

We use letters of credit and surety bonds in the ordinary course of business to ensure our performance of contractual obligations. At December 31 2008, we had $22.2 million of surety bonds and $37.7 million of letters of credit outstanding.

Seasonality

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

Interest Rate Swap Contracts

We used interest rate swap contracts with a cumulative total notional amount of $425 million in force at December 31, 2008 to hedge against cash flow variability arising from changes in LIBOR in conjunction with our LIBOR-indexed variable rate borrowings. We also had $200 million total notional amount of forward-starting swap contracts that will replace existing swap contracts upon their expiration. All of these swap contracts were accounted for as effective hedges. During the three months ended December 31, 2008, we recorded an unrealized after-tax loss from these swap contracts of $10.5 million, which was reported as a component of accumulated other comprehensive loss. These interest rate swap contracts had a liability fair value of $28.8 million at December 31, 2008, which was included in other noncurrent liabilities.

Forward Foreign Currency Exchange Contracts

We entered into Canadian dollar forward exchange contracts to reduce exposure to currency fluctuations from Canadian-denominated intercompany loans. These instruments had a cumulative notional amount of $21.9 million at December 31, 2008. Gains and losses on these instruments were included in selling, general and administrative expenses. During the three months ended December 31, 2008, we recorded net losses of $1.1 million related to such contracts.

Natural Gas Swap Contracts

We used natural gas swap contracts with a cumulative total notional amount of approximately 734,000 MMBtu at December 31, 2008 to hedge against cash flow variability arising from changes in natural gas prices in conjunction with our anticipated purchases of natural gas. These swap contracts were accounted for as effective hedges, though we did record $0.3 million in hedge ineffectiveness as a component of cost of sales during the three months ended December 31, 2008. These natural gas swap contracts had a liability fair value of $2.2 million at December 31, 2008, which was included in other current liabilities.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”) and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls can prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. There are inherent limitations in all control systems, including the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of one or more persons. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and, while our disclosure controls and procedures are designed to be effective under circumstances where they should reasonably be expected to operate effectively, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in any control system, misstatements due to error or fraud may occur and not be detected.

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

There have been no significant changes in our internal procedures that significantly affected, or are reasonably likely to affect, our disclosure controls during the three months ended December 31, 2008.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

Refer to the information provided in Note 13 to the notes to the condensed consolidated financial statements presented in Item 1 of Part I of this report.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2008, all of which could materially affect our business, financial condition or future results. These described risks are not the only risks facing us. Additional risks and uncertainties not currently known to us that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended December 31, 2008, we repurchased shares of our Series A common stock as follows.

Period	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs

October 1-31, 2008	—		$—	—	—
November 1-30, 2008	15,275	(1)	6.16	—	—
December 1-31, 2008	—		—	—	—

Total	15,275		$6.16	—	—

(1)    The total number of shares purchased consists of shares surrendered to us to pay the tax withholding obligations of employees in connection with the vesting of restricted stock units issued to them.

Item 6.	Exhibits

(a) Exhibits

Exhibit No.	Document

3.4	Second Restated Certificate of Incorporation of Mueller Water Products, Inc. Incorporated by reference to Exhibit 3.4 to Mueller Water Products, Inc. Form 8-K (file no. 001-32892) filed on January 29, 2009.

10.13.2	Mueller Water Products, Inc. Amended and Restated Supplemental Defined Contribution Plan, effective as of January 1, 2009.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MUELLER WATER PRODUCTS, INC.

Date: February 9, 2009	By:	/s/ EVAN L. HART
Evan L. Hart
Chief Financial Officer