Form 10-Q
period 2009-03-31
Mueller Water Products, Inc.
filed 2009-05-11
CIK 1350593

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

There were 115,621,811 shares of Series A common stock of the registrant outstanding at April 29, 2009.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2009	September 30, 2008
	(in millions)
Assets:
Cash and cash equivalents	$153.1	$183.9
Receivables, net	198.5	298.2
Inventories	457.9	459.4
Deferred income taxes	41.8	48.2
Other current assets	75.8	60.6

Total current assets	927.1	1,050.3

Property, plant and equipment, net	305.2	356.8
Goodwill	—	871.5
Identifiable intangible assets, net	681.9	789.8
Other noncurrent assets	24.6	21.8

Total assets	$1,938.8	$3,090.2

Liabilities and stockholders’ equity:
Current portion of long-term debt	$16.7	$9.7
Accounts payable	89.3	156.0
Other current liabilities	89.6	129.0

Total current liabilities	195.6	294.7

Long-term debt	1,071.0	1,085.8
Deferred income taxes	226.5	295.8
Other noncurrent liabilities	103.0	85.0

Total liabilities	1,596.1	1,761.3

Commitments and contingencies (Note 13)

Series A: 600,000,000 shares authorized and 115,621,811 shares outstanding at March 31, 2009; 400,000,000 shares authorized and 29,528,763 shares outstanding at September 30, 2008	1.2	0.3
Series B: 200,000,000 shares authorized and 85,844,920 shares outstanding at September 30, 2008	—	0.9
Additional paid-in capital	1,432.5	1,428.9
Accumulated deficit	(1,048.4)	(81.6)
Accumulated other comprehensive loss	(42.6)	(19.6)

Total stockholders’ equity	342.7	1,328.9

Total liabilities and stockholders’ equity	$1,938.8	$3,090.2

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended March 31,		Six months ended March 31,
	2009	2008	2009	2008
	(in millions, except per share amounts)
Net sales	$322.2	$421.6	$689.9	$833.9
Cost of sales	267.3	322.8	560.0	640.7

Gross profit	54.9	98.8	129.9	193.2

Operating expenses:
Selling, general and administrative	60.0	69.3	122.3	131.1
Impairment	570.9	—	970.9	—
Restructuring	42.2	1.5	42.0	17.7

Total operating expenses	673.1	70.8	1,135.2	148.8

Income (loss) from operations	(618.2)	28.0	(1,005.3)	44.4

Interest expense, net	16.6	18.1	33.9	37.3
Gain on repurchase of debt	—	—	(1.5)	—

Income (loss) before income taxes	(634.8)	9.9	(1,037.7)	7.1
Income tax expense (benefit)	(68.0)	4.2	(70.9)	3.0

Net income (loss)	$(566.8)	$5.7	$(966.8)	$4.1

Net income (loss) per share:
Basic	$(4.90)	$0.05	$(8.37)	$0.04

Diluted	$(4.90)	$0.05	$(8.37)	$0.04

Weighted average shares outstanding:
Basic	115.6	115.1	115.5	115.0

Diluted	115.6	115.4	115.5	115.4

Dividends declared per share	$0.0175	$0.0175	$0.035	$0.035

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED MARCH 31, 2009

(UNAUDITED)

	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
			(in millions)
Balance at September 30, 2008	$1.2	$1,428.9	$(81.6)	$(19.6)	$1,328.9

Net loss	—	—	(966.8)	—	(966.8)
Dividends declared	—	(4.0)	—	—	(4.0)
Stock-based compensation	—	7.1	—	—	7.1
Stock issued under stock compensation plans	—	0.5	—	—	0.5
Net unrealized loss on derivatives	—	—	—	(10.3)	(10.3)
Foreign currency translation	—	—	—	(12.5)	(12.5)
Minimum pension liability	—	—	—	(0.2)	(0.2)

Balance at March 31, 2009	$1.2	$1,432.5	$(1,048.4)	$(42.6)	$342.7

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended March 31,
	2009	2008
	(in millions)
Operating activities:
Net income (loss)	$(966.8)	$4.1
Adjustments to reconcile loss to net cash provided by (used in) operating activities:
Depreciation	31.5	31.8
Amortization	15.2	14.7
Impairments and non-cash restructuring	1,009.4	14.8
Stock-based compensation	7.1	6.4
Gain on repurchase of debt	(1.5)	—
Deferred income tax benefit	(60.2)	(0.9)
Gain on sales of property, plant, and equipment	(3.4)	—
Other, net	9.6	1.8
Changes in assets and liabilities:
Receivables	95.2	30.5
Inventories	(10.2)	(28.9)
Other current assets	(17.5)	3.8
Accounts payable and other liabilities	(110.6)	(17.4)

Net cash provided by (used in) operating activities	(2.2)	60.7

Investing activities:
Capital expenditures	(17.6)	(37.3)
Acquisition of technology	(8.7)	—
Proceeds from sales of property, plant and equipment	4.2	7.2

Net cash used in investing activities	(22.1)	(30.1)

Financing activities:
Increase (decrease) in outstanding checks	4.7	(4.1)
Debt paid and repurchased	(6.2)	(2.6)
Common stock issued	0.5	1.0
Dividends paid	(4.0)	(4.0)

Net cash used in financing activities	(5.0)	(9.7)

Effect of currency exchange rate changes on cash	(1.5)	(0.2)

Net change in cash and cash equivalents	(30.8)	20.7
Cash and cash equivalents at beginning of period	183.9	98.9

Cash and cash equivalents at end of period	$153.1	$119.6

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

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

On October 3, 2005, Walter Industries, Inc. (“Walter Industries” now Walter Energy, Inc.) acquired all outstanding shares of a predecessor company comprising the current Mueller Co. and Anvil businesses (the “Mueller Acquisition”) and contributed them to its U.S. Pipe business to form the Company as it currently exists. We completed an initial public offering of our Series A common stock (NYSE: MWA) on June 1, 2006, and on December 14, 2006, Walter Industries distributed all of our then-outstanding Series B common stock to the shareholders of Walter Industries (the “Spin-off”). On January 28, 2009, our stockholders approved the conversion of each share of Series B common stock into one share of Series A common stock. The conversion occurred on January 28, 2009 and the Series B common stock was retired as of that date.

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, which require us to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates. All significant intercompany balances and transactions have been eliminated. In our opinion, all normal and recurring adjustments that we consider necessary for a fair financial statement presentation have been made. The condensed consolidated balance sheet data at September 30, 2008 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.

Note 2. Impairment

Goodwill. At December 31, 2008, we reported estimated goodwill impairment charges of $59.5 million for U.S. Pipe, completely impairing its goodwill, and $340.5 million against Mueller Co.’s prior goodwill balance of $718.4 million, subject to additional fair value analysis. Any additional impairment charge was not expected to exceed $200 million. During the three months ended March 31, 2009, our common stock began trading at prices significantly lower than prior periods, especially since early February. Our lower market capitalization prompted us to perform a second interim impairment assessment at March 31, 2009. This testing led to the conclusion that all of our remaining goodwill was fully impaired. During the three months ended March 31, 2009, we recorded additional goodwill impairment charges of $376.8 million for Mueller Co. and $92.7 million for Anvil. In performing this analysis at March 31, 2009, we relied upon both Level 2 data (publicly observable data such as market interest rates, our stock price, the stock prices of peer companies and the capital structures of peer companies) and Level 3 data (internal data such as our operating and cash flow projections).

Other indefinite lived intangible assets. In conjunction with the testing of goodwill for impairment, we also compared the estimated fair values of our identified other intangible assets to their respective carrying values and determined that the carrying amount of trade names at Mueller Co. had been impaired. At March 31, 2009, we recorded an impairment charge against these assets of $101.4 million. Mueller Co.’s trade names have a remaining carrying value of $263.0 million at March 31, 2009. In performing this analysis, we relied upon both Level 2 data, most notably market interest rates and operating margins of peer companies, and Level 3 data, including our projections of Mueller Co. net sales and operating margins.

The impairment charges recorded during the three months ended March 31, 2009 reflect our best estimates, subject to finalizing the analysis of fair values during the three months ending June 30, 2009. We do not expect significant changes to impairment amounts already recorded.

Note 3. Restructuring Activities

We have experienced significant declines in the demand for our products, resulting in most of our manufacturing facilities operating significantly below their optimal capacities. We have responded by reducing headcount, reducing operating hours and reducing overall spending activities. During the three months ended March 31, 2009, we suspended production throughout the Company for varying time periods, implemented temporary wage reductions, furloughs and reduced workweeks for certain employees and reduced headcount by approximately 600 people. Severance expense incurred related to these headcount reductions during the three months ended March 31, 2009 was $3.5 million, $1.0 million of which had yet to be paid at March 31, 2009. At U.S. Pipe’s North Birmingham facility, restructuring activities resulted in lower fixed costs, reduced capacity and a $38.5 million non-cash restructuring charge, primarily for impairment of property, plant and equipment, during the three months ended March 31, 2009. These assets were written down to estimated scrap value.

In November 2007, we announced our intention to cease U.S. Pipe’s ductile iron pipe manufacturing operations in Burlington, New Jersey, eliminating approximately 180 jobs. These manufacturing operations ceased during the three months ended March 31, 2008. We continue to use this facility as a full-service distribution center for customers in the Northeast. In connection with this action, we recorded total restructuring charges of $18.3 million. During the three months ended March 31, 2009, we recorded $0.2 million of Burlington-related restructuring charges. During the three months and six months ended March 31, 2008, we recorded charges of $1.5 million and $17.7 million, respectively. We do not expect any future charges related to the closure of manufacturing operations in Burlington to be significant.

Note 4. Income Taxes

On October 1, 2007, we adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”). See Note 11.

At March 31, 2009 and September 30, 2008, the gross liabilities for unrecognized income tax benefits were $18.1 million and $22.3 million, respectively. The decrease in gross unrecognized tax benefits was primarily related to the effective resolution of certain state tax matters. If recognized at March 31, 2009, the gross liability for unrecognized tax benefits would increase income tax benefit by $6.9 million and reduce goodwill impairment by $11.2 million.

We recognize interest related to uncertain income tax positions as interest expense and would recognize any penalties that may be incurred as a component of selling, general and administrative expenses. At March 31, 2009 and 2008, we had approximately $2.7 million and $2.0 million, respectively, of accrued interest related to uncertain tax positions. During the three months and six months ended March 31, 2009, we recorded $0.2 million and negative $0.1 million of tax-related interest, respectively. We accrued $0.3 million and $0.6 million of such interest during the three months and six months ended March 31, 2008, respectively.

Tax years dating back to 1999 generally remain open to examination by various U.S. and foreign taxing authorities.

The effective income tax rates for the three months and six months ended March 31, 2009 were 10.7% and 6.8%, respectively. These effective tax rates reflect very limited tax benefit associated with the goodwill impairment. In addition, as a result of the impairment of the Mueller Co. trade names and the restructuring charges, we are projecting a taxable loss for the fiscal year ending September 30, 2009. Our effective tax rates before the impact from the goodwill impairments were approximately 38% and 39% for the three months and six months ended March 31, 2009, respectively.

Note 5. Borrowing Arrangements

The components of our long-term debt are presented below.

	March 31, 2009	September 30, 2008
	(in millions)
2007 Credit Agreement:
Term Loan A	$141.6	$141.6
Term Loan B	524.1	526.7
7 3/8% Senior Subordinated Notes	420.0	425.0
Other	2.0	2.2

	1,087.7	1,095.5
Less current portion	(16.7)	(9.7)

	$1,071.0	$1,085.8

2007 Credit Agreement. Our primary credit agreement (the “2007 Credit Agreement”) consists of a $300 million senior secured revolving credit facility (the “Revolver”), a $150 million term loan (“Term Loan A”) and a $565 million term loan (“Term Loan B”). The 2007 Credit Agreement contains customary covenants and events of default, including covenants that limit our ability to incur debt, pay dividends and make investments. Substantially all of our real and personal property has been pledged as collateral under the 2007 Credit Agreement. We were in compliance with all applicable debt covenants at March 31, 2009. Based on our current expectations, however, we believe that we will not remain in compliance with certain financial covenants. We are negotiating with the administrative agent under our 2007 Credit Agreement to modify these financial covenants by June 30, 2009. We believe that we will be able to successfully amend our 2007 Credit Agreement in advance of that date; however, there can be no assurance that we will be able to do so.

The Revolver terminates in May 2012 and bears interest at a floating rate equal to LIBOR plus a margin ranging from 1.0% to 1.75% depending on our leverage ratio as defined in the 2007 Credit Agreement. For any unused portion of the Revolver, we also pay a commitment fee, which ranges from 0.2% to 0.5% depending on our leverage ratio as defined in the 2007 Credit Agreement. There were no outstanding borrowings under the Revolver at March 31, 2009 or September 30, 2008.

Term Loan A matures in May 2012 and bears interest at a floating rate equal to LIBOR plus a margin ranging from 1.0% to 1.75% (1.75% at March 31, 2009) depending on our leverage ratio as defined in the 2007 Credit Agreement. The principal balance at March 31, 2009 is scheduled to be repaid in quarterly payments of $3.5 million commencing September 2009 with the remaining balance paid at maturity. At March 31, 2009, the weighted-average effective interest rate was 4.7%, including the margin and the effects of interest rate swap contracts. Since Term Loan A is not traded and has different terms and cash flows than Term Loan B, it is not practicable to calculate a meaningful fair value of the outstanding borrowings for Term Loan A at March 31, 2009.

Term Loan B matures in May 2014 and bears interest at a floating rate equal to LIBOR plus a margin of 1.75%. The principal balance is being repaid in quarterly payments of approximately $1.3 million with the remaining balance paid at maturity. At March 31, 2009, the weighted-average effective interest rate was 6.0%, including the margin and the effects of interest rate swap contracts. Based on information provided by an external source, we estimate the fair value of the outstanding borrowings for Term Loan B was $421.9 million at March 31, 2009.

7 3/8% Senior Subordinated Notes. The 7 3/8% Senior Subordinated Notes (the “Notes”) mature in June 2017 and bear interest at 7.375%, paid semi-annually. Based on quoted market prices, the outstanding borrowings for the Notes had a fair value of $220.5 million at March 31, 2009.

During the six months ended March 31, 2009, we acquired $5.0 million in principal of the Notes in the open market for $3.4 million in cash. Net of writing off related deferred financing fees of $0.1 million, this resulted in a gain on repurchase of debt of $1.5 million.

The indenture securing the Notes contains customary covenants and events of default, including covenants that limit our ability to incur debt, pay dividends and make investments. We were in compliance with all applicable debt covenants at March 31, 2009. Substantially all of our United States subsidiaries guarantee the Notes.

Note 6. Derivative Financial Instruments

On October 1, 2008, we adopted Statement of Financial Accounting Standards No. 157 Fair Value Measurements (“FAS 157”). As a result, the fair values of our derivative instruments at March 31, 2009 include the impact of our credit ratings. These values were calculated using market-observable inputs, referred to as Level 2 in FAS 157. The adoption of FAS 157 had no effect on our consolidated results of operations or consolidated cash flows and the effect on our consolidated balance sheet was immaterial.

We are exposed to certain risks relating to our ongoing business operations that we manage to some extent using derivative instruments. These risks are interest rate risk, foreign exchange risk and commodity price risk. We enter into interest rate swap contracts to manage interest rate risk associated with our variable-rate borrowings. We enter into natural gas swap contracts to manage the price risk associated with future purchases of natural gas used in our manufacturing processes. We enter into foreign currency forward contracts to manage foreign currency exchange risk associated with our Canadian-dollar denominated intercompany loans.

We have designated our interest rate swap contracts and natural gas swap contracts as cash flow hedges of our future interest payments and purchases of natural gas, respectively. As a result, the effective portion of the gain or loss on these contracts is reported as a component of other comprehensive loss and reclassified into income in the same periods during which the hedged transactions affect income. Gains and losses on those contracts representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current income.

Interest Rate Swap Contracts. Our interest rate swap contracts result in payments of interest at fixed rates ranging from 3.0% to 5.1% and expire at various dates from October 2008 to September 2012. Our outstanding interest rate swap contracts at March 31, 2009 and September 30, 2008 are presented below.

	Hedged loan principal
Rate benchmark	March 31, 2009		September 30, 2008
	(in millions)
90-day LIBOR	$425.0	*	$475.0

*	We also had $200.0 million total notional amount of forward-starting interest rate swap contracts that will replace existing interest rate swap contracts upon their expirations.

The effects of our interest rate swap contracts on the consolidated statements of operations are presented below.

	Three months ended March 31,		Six months ended March 31,
	2009	2008	2009	2008
	(in millions)
Gain (loss) recognized in other comprehensive loss	$1.0	$(6.2)	$(9.5)	$(10.1)
Gain reclassified from accumulated other comprehensive loss into income	2.8	0.9	3.9	0.7
Ineffectiveness gain recognized in income	—	—	—	—

Natural Gas Swap Contracts. Our natural gas swap contracts result in fixed natural gas purchase prices ranging from $7.17 per MMBtu to $10.04 per MMBtu for various periods through September 2009. Our outstanding natural gas swap contracts at March 31, 2009 and September 30, 2008 are presented below.

	Hedged MMBtu
Rate benchmark	March 31, 2009	September 30, 2008
NYMEX natural gas	505,000	669,000

The effects of our natural gas swap contracts on the consolidated statements of operations are presented below.

	Three months ended March 31,		Six months ended March 31,
	2009	2008	2009	2008
	(in millions)
Gain (loss) recognized in other comprehensive loss	$(0.3)	$0.3	$(0.8)	$0.4
Gain reclassified from accumulated other comprehensive loss into income	0.9	—	1.4	0.1
Ineffectiveness gain recognized in income	0.3	—	—	—

Foreign Currency Forward Contracts. Our outstanding foreign currency forward contracts at March 31, 2009 and September 30, 2008 are presented below.

	Hedged Canadian dollars
Rate benchmark	March 31, 2009	September 30, 2008
	(in millions)
Canadian dollar	28.0	28.0

Gains and losses on our foreign currency forward contracts are included in selling, general, and administrative expenses, where they offset the transaction losses and gains recorded in connection with the intercompany loans. The effects of our foreign currency forward contracts on the consolidated statements of operations are presented below.

	Three months ended March 31,		Six months ended March 31,
	2009	2008	2009	2008
	(in millions)
Gain (loss) recognized in income	$0.7	$(1.1)	$(4.0)	$(0.5)

The fair values of our derivative contracts are presented below.

	March 31, 2009		September 30, 2008
	Balance sheet location	Fair value	Balance sheet location	Fair value
(in millions)
Asset derivatives:
Derivatives not designated as hedging instruments:
Foreign currency forwards			Other noncurrent assets	$1.2

Liability derivatives:
Derivatives designated as hedging instruments:
Interest rate swaps	Other noncurrent liabilities	$27.2	Other noncurrent liabilities	$11.6
Natural gas swaps	Other current liabilities	2.5	Other current liabilities	1.2

		29.7		12.8
Derivatives not designated as hedging instruments:
Foreign currency forwards	Other noncurrent liabilities	0.4

		$30.1		$12.8

Note 7. Retirement Plans

The components of net periodic benefit cost for defined benefit pension plans and other postretirement benefit plans were as follows.

	Defined benefit pension plans
	Three months ended March 31,		Six months ended March 31,
	2009	2008	2009	2008
	(in millions)
Components of net periodic benefit cost:
Service cost	$1.0	$1.1	$2.0	$2.7
Interest cost	5.8	5.3	11.6	10.6
Expected return on plan assets	(5.4)	(6.8)	(10.8)	(13.7)
Amortization of prior service cost	0.2	0.2	0.4	0.4
Amortization of net loss	0.8	0.2	1.6	0.3
Loss due to settlement or curtailment	—	1.4	—	1.4
Other	—	0.1	—	0.1

Net periodic benefit cost	$2.4	$1.5	$4.8	$1.8

	Other postretirement benefit plans
	Three months ended March 31,		Six months ended March 31,
	2009	2008	2009	2008
	(in millions)
Components of net periodic benefit:
Service cost	$—	$—	$0.1	$0.1
Interest cost	0.2	0.1	0.3	0.4
Amortization of prior service credit	(0.9)	(0.8)	(1.7)	(1.4)
Amortization of net gain	(0.4)	(0.2)	(0.8)	(0.5)
Gain due to settlement or curtailment	—	(0.8)	—	(0.8)

Net periodic benefit	$(1.1)	$(1.7)	$(2.1)	$(2.2)

During the six months ended March 31, 2008, we amended the Mueller Water Products, Inc. Flexible Benefits Plan, a retiree medical coverage plan for U.S. Pipe employees, to eliminate the payment of benefits beyond age 65. This amendment decreased our liability for the plan by $8.8 million and resulted in an after-tax decrease in accumulated other comprehensive loss of $5.4 million. We also amended the Mueller Co. Retirement Plan for Employees at Selected Locations for employees at our Decatur, Illinois facility. This amendment provided additional employee benefits and as a result, we recorded a decrease in the funded status of the plan of $2.4 million and an after-tax increase in accumulated other comprehensive loss of $1.5 million.

During the six months ended March 31, 2008, our actuary revised its analysis to account for the shutdown of manufacturing operations at U.S. Pipe’s Burlington facility. The revised analysis resulted in a decrease of the funded status of the plan of $7.7 million and an after-tax increase in accumulated other comprehensive loss of $4.6 million. The Company recorded pension plan curtailment expense of $1.2 million, partially offset by another postretirement plan curtailment gain, which was included in restructuring charges for the three months and six months ended March 31, 2008.

The amortization of unrecognized prior year service cost and of actuarial net losses, net of tax, are recorded as components of accumulated other comprehensive loss. We recorded increases to accumulated other comprehensive loss of $0.1 million and $0.2 million during the three months and six months ended March 31, 2009, respectively and decreases to accumulated other comprehensive loss of $0.5 million and $0.8 million during the three months and six months ended March 31, 2008, respectively, for this amortization.

During the six months ended March 31, 2009, we made approximately $3 million of contributions to our defined benefit pension plans. We estimate total pension plan contributions during our fiscal year ending September 30, 2009 will be $30 million to $35 million. We also expect to contribute $0.7 million to our other postretirement benefit plans in fiscal 2009.

Note 8. Stock-based Compensation Plans

During the three months and six months ended March 31, 2009, we granted instruments under our Mueller Water Products, Inc. Amended and Restated 2006 Stock Incentive Plan and Mueller Water Products, Inc. 2006 Employee Stock Purchase Plan as follows.

	Number of instruments	Weighted average fair value per instrument	Total compensation
	(in millions except per instrument value)
Three months ended December 31, 2008:
Restricted stock units	0.7	$5.49	$4.0
Non-qualified stock options	1.3	2.02	2.7
Employee stock purchase plan instruments	0.1	2.79	0.2

Three months ended March 31, 2009:
Restricted stock units	0.1	7.76	0.5
Non-qualified stock options	0.2	2.92	0.4
Employee stock purchase plan instruments	—	3.09	0.1

	2.4		$7.9

We recorded stock-based compensation expense of $3.8 million and $7.1 million for the three months and six months ended March 31, 2009, respectively, and $3.7 million and $6.4 million for the three months and six months ended March 31, 2008, respectively. At March 31, 2009, there was approximately $12.7 million of unrecognized compensation expense related to stock awards.

We recorded net losses for the three months and six months ended March 31, 2009. Because the effect of including normally dilutive securities in the earnings per share calculation would have been antidilutive, all stock-based compensation instruments were excluded from the calculation of net loss per share for the three months and six months ended March 31, 2009. For the three months and six months ended March 31, 2008, 4.0 million instruments and 3.9 million instruments, respectively, were similarly excluded from the calculation of diluted earnings per share.

Note 9. Supplemental Balance Sheet Information

Selected supplemental balance sheet information is presented below.

	March 31, 2009	September 30, 2008
	(in millions)
Inventories:
Purchased materials and manufactured parts	$71.5	$64.9
Work in process	115.0	117.7
Finished goods	271.4	276.8

	$457.9	$459.4

Property, plant and equipment, net:
Land	$25.3	$25.7
Buildings	97.3	97.4
Machinery and equipment	632.7	623.0
Construction in progress	21.8	23.9
Other	6.1	6.1

	783.2	776.1
Accumulated depreciation	(478.0)	(419.3)

	$305.2	$356.8

Other current liabilities:
Compensation and benefits	$35.1	$49.6
Cash discounts and rebates	8.5	21.3
Taxes other than income taxes	10.9	19.0
Interest	13.4	14.2
Warranty	6.3	6.5
Severance	2.5	1.4
Restructuring	0.3	0.9
Income taxes	0.1	6.2
Environmental	0.5	0.5
Other	12.0	9.4

	$89.6	$129.0

Note 10. Comprehensive Loss

Comprehensive losses for the three months and six months ended March 31 are presented below.

	Three months ended March 31,		Six months ended March 31,
	2009	2008	2009	2008
	(in millions)
Net income (loss)	$(566.8)	$5.7	$(966.8)	$4.1
Adjustments:
Net unrealized gain (loss) on derivative instruments	1.0	(9.8)	(17.0)	(16.2)
Less tax effect	(0.3)	4.0	6.7	6.5

	0.7	(5.8)	(10.3)	(9.7)

Foreign currency translation	(1.4)	(3.0)	(12.5)	(1.7)

Minimum pension liability	(0.2)	(8.4)	(0.3)	(2.5)
Less tax effect	0.1	3.3	0.1	1.0

	(0.1)	(5.1)	(0.2)	(1.5)

Comprehensive loss	$(567.6)	$(8.2)	$(989.8)	$(8.8)

Accumulated other comprehensive loss is presented below.

	March 31, 2009	September 30, 2008
	(in millions)
Net unrealized loss on derivatives	$(17.9)	$(7.6)
Foreign currency translation	(5.1)	7.4
Minimum pension liability	(19.6)	(19.4)

Accumulated other comprehensive loss	$(42.6)	$(19.6)

Note 11. Non-cash Investing and Financing Activities

During the six months ended March 31, 2009, we resolved certain tax matters relating to Mueller Co. and Anvil involving periods prior to the Mueller Acquisition. The resolution of these matters had the effect of decreasing goodwill and accrued expenses by $2.0 million each.

During the six months ended March 31, 2008, we amended a retiree medical coverage plan within U.S. Pipe and a defined benefit pension plan within Mueller Co. These amendments had the following impact on our condensed consolidated balance sheet (in millions).

Decrease in noncurrent pension assets	$(2.3)
Decrease in noncurrent pension liabilities	6.2
Increase in accumulated other comprehensive income	(3.9)

$—

On October 1, 2007, we adopted FIN 48, which had the following impact, including reclassifications, on our condensed consolidated balance sheet (in millions).

Increase in goodwill	$0.5
Increase in noncurrent taxes receivable	4.7
Decrease in current taxes payable	6.7
Increase in noncurrent taxes payable	(12.4)
Increase in accumulated deficit	0.5

$—

Note 12. Segment Information

Segment assets consist primarily of receivables, inventories, property, plant and equipment and intangible assets. Summarized financial information for our segments is as follows.

	Three months ended March 31,		Six months ended March 31,
	2009	2008	2009	2008
	(in millions)
Net sales, excluding intersegment sales:
Mueller Co.	$114.8	$168.9	$234.4	$330.5
U.S. Pipe	93.2	114.2	208.9	224.9
Anvil	114.2	138.5	246.6	278.5

	$322.2	$421.6	$689.9	$833.9

Intersegment sales:
Mueller Co.	$4.3	$4.8	$8.6	$9.4
U.S. Pipe	0.5	0.8	0.8	1.2
Anvil	0.1	0.2	0.3	0.4

	$4.9	$5.8	9.7	$11.0

Depreciation and amortization:
Mueller Co.	$13.2	$12.3	$25.5	$24.9
U.S. Pipe	6.2	5.4	12.3	11.3
Anvil	4.4	5.0	8.6	10.0
Corporate	0.1	0.2	0.3	0.3

	$23.9	$22.9	$46.7	$46.5

Restructuring and impairment:
Mueller Co.	$478.9	$—	$819.4	$—
U.S. Pipe	40.1	1.5	99.4	17.7
Anvil	93.9	—	93.9	—
Corporate	0.2	—	0.2	—

	$613.1	$1.5	$1,012.9	$17.7

Income (loss) from operations:
Mueller Co.	$(476.3)	$27.4	$(808.3)	$52.2
U.S. Pipe	(51.0)	(2.8)	(116.8)	(18.1)
Anvil	(81.8)	12.9	(60.5)	28.8
Corporate	(9.1)	(9.5)	(19.7)	(18.5)

	$(618.2)	$28.0	$(1,005.3)	$44.4

Capital expenditures:
Mueller Co.	$2.8	$4.4	$6.1	$8.8
U.S. Pipe	2.1	13.9	5.5	23.0
Anvil	2.5	2.2	5.7	5.5
Corporate	0.2	—	0.3	—

	$7.6	$20.5	$17.6	$37.3

	Mueller Co.	U.S. Pipe	Anvil	Corporate	Total
	(in millions)
Total assets:
March 31, 2009	$980.5	$313.5	$409.3	$235.5	$1,938.8
September 30, 2008	1,841.1	471.9	517.0	260.2	3,090.2

Goodwill:
March 31, 2009	$—	$—	$—	$—	$—
September 30, 2008	719.2	59.5	92.8	—	871.5

Identifiable intangible assets:
March 31, 2009	$591.6	$10.9	$79.4	$—	$681.9
September 30, 2008	697.3	11.4	81.1	—	789.8

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

U.S. Pipe and the other settling defendants contend that the legal effect of the AOC extinguishes Solutia’s claims and they filed a motion for summary judgment to that effect. Discovery in this matter had been stayed while the motion for summary judgment was pending. The court recently issued a summary judgment order, holding that plaintiffs’ claims for contribution are barred by the AOC but giving plaintiffs the right to seek to recover cleanup costs they voluntarily incurred. The court granted a motion for immediate appeal to the Eleventh Circuit Court of Appeals, but the Eleventh Circuit declined to take the appeal. We currently have no basis to form a view with respect to the probability or amount of liability in this matter.

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

A dispute exists with regard to federal income taxes for fiscal years 1980 through 1994 allegedly owed by the Walter Industries consolidated group, which included U.S. Pipe during these periods. According to Walter Industries’ annual report on Form 10-K for the year ended December 31, 2008, Walter Industries’ management estimates that the amount of tax claimed by the Internal Revenue Service is approximately $34.0 million for issues currently in dispute in bankruptcy court for matters unrelated to us. This amount is subject to interest and penalties. In addition, the Internal Revenue Service has issued a Notice of Proposed Deficiency assessing additional tax of $82.2 million for the fiscal years ended May 31, 2000, December 31, 2000 and December 31, 2001. As a matter of law, the Company is jointly and severally liable for any final tax determination, which means that in the event Walter Industries is unable to pay any amounts owed, we would be liable. Walter Industries disclosed in the above mentioned Form 10-K that it believes its filing positions have substantial merit and that it intends to defend vigorously any claims asserted.

Walter Industries effectively controlled all of our tax decisions for periods during which we were a member of the Walter Industries consolidated federal income tax group and certain combined, consolidated or unitary state and local income tax groups. Under the terms of the income tax allocation agreement between us and Walter Industries dated May 26, 2006, we generally compute our tax liability on a stand-alone basis, but Walter Industries has sole authority to respond to and conduct all tax proceedings (including tax audits) relating to our federal income and combined state returns, to file all such returns on our behalf and to determine the amount of our liability to (or entitlement to payment from) Walter Industries for such previous periods. This arrangement may result in conflicts between Walter Industries and us. The Spin-off was intended to qualify as a tax-free spin-off under Section 355 of the Internal Revenue Code of 1986, as amended. In addition, the tax allocation agreement provides that if the Spin-off is determined not to be tax-free pursuant to Section 355 of the Internal Revenue Code of 1986, as amended, we generally will be responsible for any taxes incurred by Walter Industries or its shareholders if such taxes result from certain of our actions or omissions and for a percentage of any such taxes that are not a result of our actions or omissions or Walter Industries’ actions or omissions or taxes based upon our market value relative to Walter Industries’ market value. Additionally, to the extent that Walter Industries was unable to pay taxes, if any, attributable to the Spin-off and for which it is responsible under the tax allocation agreement, we could be liable for those taxes as a result of being a member of the Walter Industries consolidated group for the year in which the Spin-off occurred.

Other. In our opinion, accruals associated with contingencies incurred in the normal course of business are sufficient. Resolution of existing known contingencies is not expected to affect our financial position or results of operations significantly.

Note 14. Subsequent Events

On April 29, 2009, we declared a dividend of $0.0175 per share on our Series A common stock, payable on May 20, 2009 to stockholders of record at the close of business on May 8, 2009.

Note 15. Consolidating Guarantor and Non-Guarantor Financial Information

The following information is included as a result of the guarantee by certain of our wholly-owned U.S. subsidiaries, both direct and indirect, (the “Guarantor Companies”) of the Notes. None of our other subsidiaries guarantee the Notes. Each of the guarantees is joint and several and full and unconditional. The Guarantor Companies at March 31, 2009 are as follows.

Name	State of incorporation or organization
Anvil 1, LLC	Delaware
Anvil 2, LLC	Delaware
Anvilstar, LLC	Delaware
Anvil International, LP	Delaware
Fast Fabricators, LLC	Delaware
Henry Pratt Company, LLC	Delaware
Henry Pratt International, LLC	Delaware
Hersey Meters Co., LLC	Delaware
Hunt Industries, LLC	Delaware
Hydro Gate, LLC	Delaware
James Jones Company, LLC	Delaware
J.B. Smith Mfg. Co., LLC	Delaware
MCO 1, LLC	Alabama
MCO 2, LLC	Alabama
Milliken Valve, LLC	Delaware
Mueller Co. Ltd.	Alabama
Mueller Financial Services, LLC	Delaware
Mueller Group, LLC	Delaware
Mueller International, Inc.	Delaware
Mueller International, L.L.C.	Delaware
Mueller International Finance, Inc.	Delaware
Mueller International Finance, L.L.C.	Delaware
Mueller Service California, Inc.	Delaware
Mueller Service Co., LLC	Delaware
Mueller Technologies, LLC	Delaware
United States Pipe and Foundry Company, LLC	Alabama
U.S. Pipe Valve & Hydrant, LLC	Delaware

Mueller Water Products, Inc. and Subsidiaries

Consolidating Balance Sheet

March 31, 2009

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
			(in millions)
Assets:
Cash and cash equivalents	$143.5	$(0.1)	$9.7	$—	$153.1
Receivables, net	—	176.4	22.1	—	198.5
Inventories	—	397.4	60.5	—	457.9
Deferred income taxes	41.6	—	0.2	—	41.8
Other current assets	38.3	35.6	1.9	—	75.8

Total current assets	223.4	609.3	94.4	—	927.1
Property, plant and equipment	2.5	287.7	15.0	—	305.2
Goodwill	—	—	—	—	—
Identifiable intangible assets, net	—	681.9	—	—	681.9
Other noncurrent assets	17.4	5.7	1.5	—	24.6
Investment in subsidiaries	(97.5)	31.1	—	66.4	—

Total assets	$145.8	$1,615.7	$110.9	$66.4	$1,938.8

Liabilities and equity:
Current portion of debt	$15.9	$0.8	$—	$—	$16.7
Accounts payable	2.9	77.7	8.7	—	89.3
Other current liabilities	26.2	58.3	5.1	—	89.6

Total current liabilities	45.0	136.8	13.8	—	195.6
Intercompany accounts	(1,578.5)	1,512.9	65.6	—	—
Long-term debt	1,070.0	1.0	—	—	1,071.0
Deferred income taxes	226.2	—	0.3	—	226.5
Other noncurrent liabilities	40.4	62.5	0.1	—	103.0

Total liabilities	(196.9)	1,713.2	79.8	—	1,596.1
Equity	342.7	(97.5)	31.1	66.4	342.7

Total liabilities and equity	$145.8	$1,615.7	$110.9	$66.4	$1,938.8

Mueller Water Products, Inc. and Subsidiaries

Consolidating Balance Sheet

September 30, 2008

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
	(in millions)
Assets:
Cash and cash equivalents	$179.1	$(4.6)	$9.4	$—	$183.9
Receivables, net	—	256.5	41.7	—	298.2
Inventories	—	392.1	67.3	—	459.4
Deferred income taxes	47.9	—	0.3	—	48.2
Other current assets	20.5	37.6	2.5	—	60.6

Total current assets	247.5	681.6	121.2	—	1,050.3
Property, plant and equipment	2.6	338.0	16.2	—	356.8
Goodwill	—	871.5	—	—	871.5
Identifiable intangible assets, net	—	789.8	—	—	789.8
Other noncurrent assets	18.3	1.7	1.8	—	21.8
Investment in subsidiaries	901.4	18.5	—	(919.9)	—

Total assets	$1,169.8	$2,701.1	$139.2	$(919.9)	$3,090.2

Liabilities and equity:
Current portion of debt	$8.9	$0.8	$—	$—	$9.7
Accounts payable	8.3	132.8	14.9	—	156.0
Other current liabilities	39.5	82.2	7.3	—	129.0

Total current liabilities	56.7	215.8	22.2	—	294.7
Intercompany accounts	(1,619.7)	1,521.6	98.1	—	—
Long-term debt	1,084.7	1.1	—	—	1,085.8
Deferred income taxes	295.5	—	0.3	—	295.8
Other noncurrent liabilities	23.7	61.2	0.1	—	85.0

Total liabilities	(159.1)	1,799.7	120.7	—	1,761.3
Equity	1,328.9	901.4	18.5	(919.9)	1,328.9

Total liabilities and equity	$1,169.8	$2,701.1	$139.2	$(919.9)	$3,090.2

Mueller Water Products, Inc. and Subsidiaries

Consolidating Statement of Operations

Three Months Ended March 31, 2009

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
	(in millions)
Net sales	$—	$276.0	$46.2	$—	$322.2
Cost of sales	—	227.0	40.3	—	267.3

Gross profit	—	49.0	5.9	—	54.9

Operating expenses:
Selling, general and administrative	8.8	44.1	7.1	—	60.0
Impairment	—	570.9	—	—	570.9
Restructuring	0.2	42.0	—	—	42.2

Total operating expenses	9.0	657.0	7.1	—	673.1

Loss from operations	(9.0)	(608.0)	(1.2)	—	(618.2)
Interest expense, net	16.6	—	—	—	16.6
Gain on repurchase of debt	—	—	—	—	—

Loss before income taxes	(25.6)	(608.0)	(1.2)	—	(634.8)
Income tax expense (benefit)	(8.2)	(59.4)	(0.4)	—	(68.0)
Equity in loss of subsidiaries	(549.4)	(0.8)	—	550.2	—

Net loss	$(566.8)	$(549.4)	$(0.8)	$550.2	$(566.8)

Mueller Water Products, Inc. and Subsidiaries

Consolidating Statement of Operations

Six Months Ended March 31, 2009

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
	(in millions)
Net sales	$—	$584.1	$105.8	$—	$689.9
Cost of sales	—	468.0	92.0	—	560.0

Gross profit	—	116.1	13.8	—	129.9

Operating expenses:
Selling, general and administrative	19.0	90.9	12.4	—	122.3
Impairment	—	970.9	—	—	970.9
Restructuring	0.2	41.8	—	—	42.0

Total operating expenses	19.2	1,103.6	12.4	—	1,135.2

Income (loss) from operations	(19.2)	(987.5)	1.4	—	(1,005.3)
Interest expense, net	33.9	—	—	—	33.9
Gain on repurchase of debt	(1.5)	—	—	—	(1.5)

Income (loss) before income taxes	(51.6)	(987.5)	1.4	—	(1,037.7)
Income tax expense (benefit)	(16.6)	(54.7)	0.4	—	(70.9)
Equity in income (loss) of subsidiaries	(931.8)	1.0	—	930.8	—

Net income (loss)	$(966.8)	$(931.8)	$1.0	$930.8	$(966.8)

Mueller Water Products, Inc. and Subsidiaries

Consolidating Statement of Operations

Three Months Ended March 31, 2008

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
	(in millions)
Net sales	$—	$360.9	$60.7	$—	$421.6
Cost of sales	—	269.1	53.7	—	322.8

Gross profit	—	91.8	7.0	—	98.8

Operating expenses:
Selling, general and administrative	9.1	51.0	9.2	—	69.3
Restructuring	—	1.5	—	—	1.5

Total operating expenses	9.1	52.5	9.2	—	70.8

Income (loss) from operations	(9.1)	39.3	(2.2)	—	28.0
Interest expense, net	18.2	(0.1)	—	—	18.1

Income (loss) before income taxes	(27.3)	39.4	(2.2)	—	9.9
Income tax expense (benefit)	(11.4)	16.5	(0.9)	—	4.2
Equity in income (loss) of subsidiaries	21.6	(1.3)	—	(20.3)	—

Net income (loss)	$5.7	$21.6	$(1.3)	$(20.3)	$5.7

Mueller Water Products, Inc. and Subsidiaries

Consolidating Statement of Operations

Six Months Ended March 31, 2008

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
	(in millions)
Net sales	$—	$706.0	$127.9	$—	$833.9
Cost of sales	—	528.6	112.1	—	640.7

Gross profit	—	177.4	15.8	—	193.2

Operating expenses:
Selling, general and administrative	18.2	95.5	17.4	—	131.1
Restructuring	—	17.7	—	—	17.7

Total operating expenses	18.2	113.2	17.4	—	148.8

Income (loss) from operations	(18.2)	64.2	(1.6)	—	44.4
Interest expense, net	37.4	(0.1)	—	—	37.3

Income (loss) before income taxes	(55.6)	64.3	(1.6)	—	7.1
Income tax expense (benefit)	(23.1)	26.8	(0.7)	—	3.0
Equity in income (loss) of subsidiaries	36.6	(0.9)	—	(35.7)	—

Net income (loss)	$4.1	$36.6	$(0.9)	$(35.7)	$4.1

Mueller Water Products, Inc. and Subsidiaries

Consolidating Statement of Cash Flows

Six Months Ended March 31, 2009

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
	(in millions)
Operating activities:
Net cash provided by (used in) operating activities	$(25.6)	$23.0	$0.4	$—	$(2.2)

Investing activities:
Capital expenditures	(0.3)	(14.8)	(2.5)	—	(17.6)
Acquisition of technology	—	(8.7)	—	—	(8.7)
Proceeds from sales of property, plant and equipment	—	0.3	3.9	—	4.2

Net cash provided by (used in) investing activities	(0.3)	(23.2)	1.4	—	(22.1)

Financing activities:
Increase in outstanding checks	—	4.7	—	—	4.7
Debt paid and repurchased	(6.2)	—	—	—	(6.2)
Common stock issued	0.5	—	—	—	0.5
Dividends paid	(4.0)	—	—	—	(4.0)

Net cash provided by (used in) financing activities	(9.7)	4.7	—	—	(5.0)

Effect of currency exchange rate changes on cash	—	—	(1.5)	—	(1.5)

Net change in cash and cash equivalents	(35.6)	4.5	0.3	—	(30.8)
Cash and cash equivalents at beginning of period	179.1	(4.6)	9.4	—	183.9

Cash and cash equivalents at end of period	$143.5	$(0.1)	$9.7	$—	$153.1

Mueller Water Products, Inc. and Subsidiaries

Consolidating Statement of Cash Flows

Six Months Ended March 31, 2008

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
	(in millions)
Operating activities:
Net cash provided by (used in) operating activities	$33.3	$35.2	$(7.8)	$—	$60.7

Investing activities:
Capital expenditures	—	(36.5)	(0.8)	—	(37.3)
Proceeds from sale of property, plant and equipment	—	7.2	—	—	7.2

Net cash used in investing activities	—	(29.3)	(0.8)	—	(30.1)

Financing activities:
Decrease in outstanding checks	—	(4.1)	—	—	(4.1)
Debt paid	(2.6)	—	—	—	(2.6)
Common stock issued	1.0	—	—	—	1.0
Dividends paid	(4.0)	—	—	—	(4.0)

Net cash used in financing activities	(5.6)	(4.1)	—	—	(9.7)

Effect of currency exchange rate changes on cash	—	—	(0.2)	—	(0.2)

Net change in cash and cash equivalents	27.7	1.8	(8.8)	—	20.7
Cash and cash equivalents at beginning of period	90.2	(8.6)	17.3	—	98.9

Cash and cash equivalents at end of period	$117.9	$(6.8)	$8.5	$—	$119.6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Business Developments and Trends

The impact of the overall weakness of the U.S. economy on our end markets continues to affect our operations adversely. Net sales have decreased significantly from fiscal 2008 levels. Our manufacturing operations include significant fixed costs. As shipment volumes decline, these fixed costs represent a relatively higher percentage of total costs to manufacture our products and our profitability is reduced. Reduced profitability consumes our available capital, weakens our financial position and adversely affects compliance with the financial covenants contained in our credit agreements. See “Liquidity and Capital Resources” for a detailed description of these financial covenants.

We are dependent upon the residential and non-residential construction industries, which are seasonal due to the impact of cold and wet weather conditions. Net sales and operating results have historically been lowest in the three month periods ending December 31 and March 31 when the northern United States and all of Canada generally experience weather that significantly restricts construction activity.

A significant portion of our net sales is directly related to residential construction, municipal water infrastructure and non-residential construction activity in the United States. Various external sources forecast annualized housing starts will drop 35% to 40% in calendar 2009 compared to 2008. We expect residential construction to remain at historically low levels for the near term. In addition, we expect municipal water infrastructure spending in the near term to be influenced by the relatively recent uncertainties related to (a) cost of credit, (b) federal economic stimulus activities and (c) the municipalities’ individual fiscal conditions. We also expect non-residential construction to decrease as a result of a slowdown in general economic activity.

As a result of the economic downturn, most of our manufacturing facilities are operating significantly below their optimal capacities. Since the end of fiscal 2008, we have reduced headcount, reduced operating days and reduced overall spending activities in response to lower demand for our products. We continually monitor our production activities in response to evolving business conditions and expect to take additional steps to best manage our available resources. Restructuring actions at U.S. Pipe’s North Birmingham facility resulted in lower fixed costs, reduced capacity and a $38.5 million non-cash restructuring charge, primarily for impairment of property, plant and equipment, during the three months ended March 31, 2009.

In addition to reduced demand in water infrastructure markets, we also believe our distributors have reduced their inventory levels in response to current economic conditions. This will further reduce demand in the markets we serve as our distributors may only be ordering items for existing projects that they cannot provide from goods already on hand. We do not expect our distributors to maintain higher inventory levels until their confidence in an economic recovery improves.

At December 31, 2008, we reported estimated goodwill impairment charges of $59.5 million for U.S. Pipe, completely impairing its goodwill, and $340.5 million against Mueller Co.’s prior goodwill balance of $718.4 million, subject to additional fair value analysis. Any additional impairment charge was not expected to exceed $200 million. During the three months ended March 31, 2009, however, our common stock began trading at prices significantly lower than prior periods, especially since early February. Our lower market capitalization prompted us to perform a second interim impairment assessment at March 31, 2009. This testing led to the conclusion that all of our remaining goodwill was fully impaired. During the three months ended March 31, 2009, we recorded additional goodwill impairment charges of $376.8 million for Mueller Co. and $92.7 million for Anvil.

In conjunction with the testing of goodwill for impairment, we also compared the estimated fair values of our identified other intangible assets to their respective carrying values and determined that the carrying amount of trade names at Mueller Co. had been impaired. At March 31, 2009, we recorded an impairment charge against these assets of $101.4 million. Mueller Co.’s trade names have a remaining carrying value of $263.0 million at March 31, 2009.

The impairment charges recorded during the three months ended March 31, 2009 reflect our best estimates, subject to finalizing the analysis of fair values during the three months ending June 30, 2009. We do not expect significant changes to impairment amounts already recorded.

A significant portion of our pension plan assets are invested in equity securities. The deterioration of U.S. and international equity markets since September 30, 2008 has caused the fair market value of these assets to decline. If equity markets continue to perform poorly, we will reduce our estimated long-term rate of return on these assets, which will cause pension expense to increase and require higher levels of Company contributions to these plans. Changes in pension expense and contribution requirements may be spread over many years. Our estimated long-term rate of return on pension plan assets is based on historical data over many years, forward looking information and the investment allocations of the pension plan assets. The total market values of our U.S, pension plan assets were $211.6 million, $234.1 million and $270.9 million at March 31, 2009, December 31, 2008 and September 30, 2008, respectively. During the three months ended March 31, 2009 and December 31, 2008, the investment net loss of these assets was $16.2 million and $33.4 million, respectively.

Results of Operations

Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008

	Three months ended March 31, 2009
	Mueller Co.	U.S. Pipe	Anvil	Corporate	Total
	(in millions)
Net sales	$114.8	$93.2	$114.2	$—	$322.2

Gross profit (loss)	$22.3	$(2.8)	$35.4	$—	$54.9

Operating expenses:
Selling, general and administrative	19.7	8.1	23.3	8.9	60.0
Impairment	478.2	—	92.7	—	570.9
Restructuring	0.7	40.1	1.2	0.2	42.2

Total operating expenses	498.6	48.2	117.2	9.1	673.1

Loss from operations	$(476.3)	$(51.0)	$(81.8)	$(9.1)	(618.2)

Interest expense, net					16.6

Loss before income taxes					(634.8)
Income tax benefit					(68.0)

Net loss					$(566.8)

	Three months ended March 31, 2008
	Mueller Co.	U.S. Pipe	Anvil	Corporate	Total
	(in millions)
Net sales	$168.9	$114.2	$138.5	$—	$421.6

Gross profit	$49.9	$9.3	$39.6	$—	$98.8

Operating expenses:
Selling, general and administrative	22.5	10.6	26.7	9.5	69.3
Restructuring	—	1.5	—	—	1.5

Total operating expenses	22.5	12.1	26.7	9.5	70.8

Income (loss) from operations	$27.4	$(2.8)	$12.9	$(9.5)	28.0

Interest expense, net					18.1

Income before income taxes					9.9
Income tax expense					4.2

Net income					$5.7

Consolidated Analysis

Net sales for the three months ended March 31, 2009 were $322.2 million compared to $421.6 million in the prior year period. Net sales decreased primarily due to $124.4 million of lower shipment volumes and $8.0 million due to unfavorable changes in Canadian currency exchange rates. Higher sales prices from price increases implemented during fiscal 2008 of $33.0 million partially offset this decline.

Gross profit for the three months ended March 31, 2009 was $54.9 million compared to $98.8 million in the prior year period. Lower shipment volumes reduced gross profit by $39.3 million. Gross profit also decreased due to higher per-unit overhead costs due to lower production of $34.4 million and higher raw material costs of $10.5 million. These factors were partially offset by higher sales prices of $33.0 million and manufacturing cost saving actions of $8.8 million. Gross margin decreased to 17.0% for the three months ended March 31, 2009 compared to 23.4% in the prior year period. Gross margin decreased approximately 4.6 percentage points due to lower shipment volumes of relative higher margin products and higher per-unit overhead costs at Mueller Co. and decreased approximately 2.2 percentage points due to higher per-unit overhead costs partially offset by lower shipment volumes of relatively low margin products at U.S. Pipe.

Selling, general and administrative expenses for the three months ended March 31, 2009 and 2008 were $60.0 million and $69.3 million, respectively. Selling, general and administrative expenses declined primarily due to lower shipment volumes and cost saving actions.

During the three months ended March 31, 2009, we recorded impairment and restructuring charges of $613.1 million related to Mueller Co. and Anvil goodwill, Mueller Co. trade names, U.S. Pipe property, plant, equipment and related assets, and severance costs across the organization.

We reported an estimated goodwill impairment charge of $400 million at December 31, 2008 subject to additional fair value analysis. Any additional impairment charge was not expected to exceed $200 million. During the three months ended March 31, 2009, however, our common stock began trading at prices significantly lower than prior quarters, especially since early February. This lower market capitalization prompted us to perform a second interim impairment assessment at March 31, 2009. Our additional goodwill impairment testing led to the conclusion that all of the remaining goodwill was fully impaired and other indefinite lived intangible assets at Mueller Co. were partially impaired. During the three months ended March 31, 2009, we recorded additional goodwill impairment charges of $376.8 million for Mueller Co. and $92.7 million for Anvil. The impairment charge for the other indefinite lived intangible assets at Mueller Co. was $101.4 million, and the remaining carrying value for these assets was $263.0 million at March 31, 2009.

The impairment charges recorded during the three months ended March 31, 2009 reflect our best estimates, subject to finalizing the analysis of fair values during the three months ending June 30, 2009. We do not expect significant changes to impairment amounts already recorded.

During the three months ended March 31, 2009, we suspended production throughout the Company for varying time periods in response to reduced demand for our products, implemented temporary wage reductions, furloughs and reduced work weeks for certain employees and reduced headcount by approximately 600 people. Severance expense incurred related to these headcount reductions during the three months ended March 31, 2009 was $3.5 million. Restructuring actions at U.S. Pipe’s North Birmingham facility lowered fixed costs, reduced capacity and resulted in a $38.5 million non-cash restructuring charge, primarily for impairment of property, plant and equipment. Other restructuring charges were related to the closure of manufacturing operations in Burlington, New Jersey during fiscal 2008. Charges related to the Burlington, New Jersey, plant were $0.2 million and $1.5 million during the three months ended March 31, 2009 and 2008, respectively.

These impairment charges are non-cash items and therefore will not result in any cash expenditures and will not affect our cash position, tax payments, cash flows from operating activities, free cash flow, liquidity position or availability under our credit facilities. Furthermore, these charges are excluded from all of our financial results in evaluating compliance with financial covenants under our debt agreements.

Interest expense, net of interest income of $0.3 million, was $16.6 million during the three months ended March 31, 2009 compared to interest expense, net of interest income of $1.0 million, of $18.1 million during the three months ended March 31, 2008. Interest declined as a result of lower interest rates and lower average debt outstanding.

The income tax benefit of $68.0 million recorded during the three months ended March 31, 2009 represented an effective income tax rate of 10.7%. There was very limited tax benefit associated with the goodwill impairment. Excluding the goodwill impairment, the effective tax rate for the three months ended March 31, 2009 would have been approximately 38% compared to the federal statutory rate of 35%. The effective tax rate for the three months ended March 31, 2008 was approximately 42%.

Segment Analysis

Mueller Co.

Net sales for the three months ended March 31, 2009 were $114.8 million compared to $168.9 million in the prior year period. Lower shipment volumes of $62.2 million were partially offset by higher sales prices of $9.6 million. Lower shipment volumes occurred for iron gate valves, fire hydrants and brass service products.

Gross profit for the three months ended March 31, 2009 was $22.3 million compared to $49.9 million in the prior year period. Gross profit decreased $23.2 million due to lower shipment volumes, $15.4 million due to higher per-unit overhead costs due to lower production and $4.1 million due to higher raw material costs, partially offset by higher sales prices and manufacturing cost saving actions of $5.6 million. Gross margin was 19.4 percentage points for the three months ended March 31, 2009 compared to 29.5 percentage points in the prior year period. Gross margin decreased approximately 8.2 percentage points due primarily to higher per-unit overhead costs, decreased approximately 4.2% due to product mix and increased approximately 2.3 percentage points due to sales price increases exceeding higher raw material costs.

During the three months ended March 31, 2009, we recorded impairment and restructuring charges of $478.9 million.

Excluding the impairment and restructuring charges, income from operations during the three months ended March 31, 2009 was $2.6 million compared to $27.4 million in the prior year period. This decline was primarily due to decreased gross profit. Selling, general and administrative expenses were $2.8 million lower in the three months ended March 31, 2009 compared to the prior year period primarily due to cost saving actions and lower shipment volumes.

U.S. Pipe

Net sales for the three months ended March 31, 2009 were $93.2 million compared to $114.2 million in the prior year period. Net sales decreased $31.9 million due to lower shipment volumes but increased $10.9 million due to higher sales prices.

Gross loss for the three months ended March 31, 2009 was $2.8 million compared to gross profit of $9.3 million in the prior year period. Gross profit decreased $12.8 million due to higher per-unit overhead costs due to lower production, $7.9 million due to lower shipment volumes and $3.0 million due to higher raw material costs. These factors were partially offset primarily by $10.9 million of higher sales prices and $2.1 million of manufacturing cost saving actions. Gross margin was (3.0) % for the three months ended March 31, 2009 compared to 8.1% in the prior year period. Gross margin decreased approximately 12.9 percentage points primarily due to higher per-unit overhead costs and decreased approximately 5.7 percentage points due to product mix. Gross margin increased approximately 7.5 percentage points due to sales price increases exceeding higher raw material costs.

During the three months ended March 31, 2009, we restructured manufacturing operations at our North Birmingham facility to lower fixed costs and reduce capacity. In addition, headcount was reduced across all locations. We recorded total restructuring charges of $40.1 million, including $38.5 million of non-cash charges primarily for impairment of property, plant and equipment.

Excluding the restructuring charges, the loss from operations increased $9.6 million during the three months ended March 31, 2009 compared to the prior year period. This increase was due to $12.1 million of lower gross profit partially offset by $2.5 million of lower selling, general and administrative expenses due to cost saving actions and lower shipment volumes.

Anvil

Net sales for the three months ended March 31, 2009 were $114.2 million compared to $138.5 million during the prior year period. Net sales decreased $30.3 million due to lower shipment volumes and $6.5 million due to unfavorable changes in Canadian currency exchange rates. These factors were partially offset by $12.5 million of higher sales prices.

Gross profit for the three months ended March 31, 2009 was $35.4 million compared to $39.6 million in the prior year period. Gross profit decreased due to $8.2 million of lower shipment volumes, $6.2 million of higher per-unit overhead costs due to lower production and $3.4 million of higher raw material costs, partially offset primarily by $12.5 million of higher sales prices. Gross margin was 31.0% in the three months ended March 31, 2009 compared to 28.6% in the prior year period. Gross margin increased approximately 4.8 percentage points due to sales price increases exceeding higher raw material costs, partially offset by primarily higher per-unit overhead costs.

During the three months ended March 31, 2009, we recorded impairment and restructuring charges of $93.9 million.

Excluding the goodwill impairment and restructuring charges, income from operations for the three months ended March 31, 2009 was $12.1 million compared to $12.9 million in the prior year period. This decrease was due to $4.2 million of lower gross profit, partially offset by $3.4 million of lower selling, general and administrative expenses due to cost saving actions and lower shipment volumes.

Corporate

Corporate expenses were $9.1 million during the three months ended March 31, 2009 compared to $9.5 million during the prior year period. Lower corporate expenses reflect temporary salary reductions implemented in February 2009 and other cost saving actions.

Six Months Ended March 31, 2009 Compared to the Six Months Ended March 31, 2008

	Six months ended March 31, 2009
	Mueller Co.	U.S. Pipe	Anvil	Corporate	Total
	(in millions)
Net sales	$234.4	$208.9	$246.6	$—	$689.9

Gross profit (loss)	$53.5	$(0.3)	$76.7	$—	$129.9

Operating expenses:
Selling, general and administrative	42.4	17.1	43.3	19.5	122.3
Impairment	818.7	59.5	92.7	—	970.9
Restructuring	0.7	39.9	1.2	0.2	42.0

Total operating expenses	861.8	116.5	137.2	19.7	1,135.2

Loss from operations	$(808.3)	$(116.8)	$(60.5)	$(19.7)	(1,005.3)

Interest expense, net					33.9
Gain on repurchase of debt					(1.5)

Loss before income taxes					(1,037.7)
Income tax benefit					(70.9)

Net loss					$(966.8)

	Six months ended March 31, 2008
	Mueller Co.	U.S. Pipe	Anvil	Corporate	Total
	(in millions)
Net sales	$330.5	$224.9	$278.5	$—	$833.9

Gross profit	$95.4	$19.9	$77.3	$0.6	$193.2

Operating expenses:
Selling, general and administrative	43.2	20.3	48.5	19.1	131.1
Restructuring	—	17.7	—	—	17.7

Total operating expenses	43.2	38.0	48.5	19.1	148.8

Income (loss) from operations	$52.2	$(18.1)	$28.8	$(18.5)	44.4

Interest expense, net					37.3

Income before income taxes					7.1
Income tax expense					3.0

Net income					$4.1

Consolidated Analysis

Net sales for the six months ended March 31, 2009 were $689.9 million compared to $833.9 million in the prior year period. Net sales decreased primarily due to $204.4 million of lower shipment volumes and $16.4 million due to unfavorable changes in Canadian currency exchange rates partially offset by $76.8 million of higher sales prices.

Gross profit for the six months ended March 31, 2009 was $129.9 million compared to $193.2 million in the prior year period. Gross profit decreased $67.2 million due to lower shipment volumes and $42.0 million due to higher per-unit overhead costs due to lower production. These decreases were partially offset by $18.8 million of manufacturing cost saving actions and $26.3 million of sales price increases exceeding higher raw material costs. Gross margin decreased approximately 2.9 percentage points due to lower shipments of relatively high margin products and higher per-unit overhead costs at Mueller Co. and decreased approximately 2.4 percentage points primarily due to higher per-unit overhead costs at U.S. Pipe. Gross margin increased approximately 1.0 percentage points primarily due to higher sales prices at Anvil.

Selling, general and administrative expenses for the six months ended March 31, 2009 and 2008 were $122.3 million and $131.1 million, respectively. Anvil recognized a $3.5 million gain from the sale of a building during the six months ended March 31, 2009. Non-recurring professional fees of $1.2 million were recognized during the six months ended March 31, 2009 related to the conversion of Series B common stock into Series A common stock. Selling, general and administrative expenses also decreased for the six months ended March 31, 2009 compared to the prior year period due to lower shipment volumes and cost saving actions.

During the six months ended March 31, 2009, we recorded impairment charges of $970.9 million.

During the six months ended March 31, 2009, we suspended production throughout the Company for varying time periods in response to reduced demand for our products, implemented temporary wage reductions, furloughs and reduced work weeks for certain employees and reduced headcount by approximately 15%. Severance expense incurred related to these headcount reductions during the six months ended March 31, 2009 was $3.5 million. Restructuring activities at U.S. Pipe’s North Birmingham facility resulted in lower fixed costs, reduced capacity and a $38.5 million non-cash restructuring charge, primarily for impairment of property, plant and equipment. Other restructuring charges of $17.7 million during the six months ended March 31, 2008 related to the closure of manufacturing operation in Burlington, New Jersey, during fiscal 2008.

During the six months ended March 31, 2009, we repurchased $5.0 million in principal of the 7 3/8% Senior Subordinated Notes and recorded a gain of $1.5 million.

Interest expense, net of interest income of $1.1 million, was $33.9 million during the six months ended March 31, 2009 compared to interest expense, net of interest income of $2.4 million, of $37.3 million during the six months ended March 31, 2008. Interest declined as a result of lower interest rates and lower average debt outstanding.

The income tax benefit of $70.9 million recorded during the six months ended March 31, 2009 represented an effective income tax rate of 6.8%. There was very limited tax benefit associated with the goodwill impairment. Excluding goodwill impairment, the effective tax rate for the six months ended March 31, 2009 would have been approximately 39% compared to the federal statutory rate of 35%. The effective tax rate for the six months ended March 31, 2008 was approximately 42%

Segment Analysis

Mueller Co.

Net sales for the six months ended March 31, 2009 were $234.4 million compared to $330.5 million in the prior year period. Lower shipment volumes of $111.2 million were partially offset by higher sales prices of $18.4 million. Lower shipment volumes occurred for iron gate valves, fire hydrants and brass service products.

Gross profit for the six months ended March 31, 2009 was $53.5 million compared to $95.4 million in the prior year period. Gross profit decreased $44.4 million due to lower shipment volumes, $15.7 million due to higher per-unit overhead costs due to lower production and $10.2 million due to higher raw material costs, partially offset by higher sales prices of $18.4 million and manufacturing cost saving actions of $10.2 million. Gross margin was 22.8% for the six months ended March 31, 2009 compared to 28.9% in the prior year period. Changes in product mix reduced gross margin by approximately 5.3 percentage points and higher per-unit overhead costs reduced gross margin by approximately 2.0 percentage points. Higher sales prices in excess of higher raw material costs increased gross margin by approximately 1.2 percentage points.

During the six months ended March 31, 2009, we recorded impairment and restructuring charges of $819.4 million.

Excluding the impairment and restructuring charges, income from operations during the six months ended March 31, 2009 was $11.1 million compared to $52.2 million in the prior year period. This decline was primarily due to decreased gross profit.

U.S. Pipe

Net sales for the six months ended March 31, 2009 were $208.9 million compared to $224.9 million in the prior year period. Net sales decreased $49.7 million due to lower shipment volumes but increased $33.7 million due to higher sales prices.

Gross loss for the six months ended March 31, 2009 was $0.3 million compared to gross profit of $19.9 million in the prior year period. Gross profit decreased $33.4 million due to higher raw material costs, $15.4 million due to higher per-unit overhead costs due to lower production and $12.6 million due to lower shipment volumes. These decreases were partially offset by $33.7 million of higher sales prices and $6.5 million of manufacturing cost saving actions. Gross margin was (0.1) % for the six months ended March 31, 2009 compared to 8.8% in the prior year period. Gross margin decreased approximately 3.9 percentage points due to changes in product mix, decreased approximately 3.7 percentage points due to higher per-unit overhead costs and decreased approximately 1.3 percentage points due to higher raw material costs exceeding higher sales prices.

During the six months ended March 31, 2009, we recorded impairment and restructuring charges of $99.4 million.

Excluding the impairment and restructuring charges, the loss from operations increased $17.0 million during the six months ended March 31, 2009 compared to the prior year period. This decrease was due to $20.2 million of lower gross profit partially offset by $3.2 million of lower selling, general and administrative expenses. Selling, general and administrative expenses declined due to lower shipment volumes and cost saving actions.

Anvil

Net sales for the six months ended March 31, 2009 were $246.6 million compared to $278.5 during the prior year period. Net sales decreased $43.5 million due to lower shipment volumes and $13.1 million due to unfavorable changes in Canadian currency exchange rates. These factors were partially offset by $24.7 million of higher sales prices.

Gross profit for the six months ended March 31, 2009 was $76.7 million compared to $77.3 million in the prior year period. Gross profit increased $17.8 million due to sales price increases exceeding higher raw material costs of $6.9 million, but decreased $10.2 million due to lower shipment volumes and $8.2 million due primarily to higher per-unit overhead costs due to lower production. Gross margin was 31.1% in the six months ended March 31, 2009 compared to 27.8% in the prior year period. Gross margin increased primarily due to the excess of sales price increases over higher raw material costs.

During the six months ended March 31, 2009, we recorded impairment and restructuring charges of $93.9 million.

Excluding the impairment and restructuring charges, income from operations for the six months ended March 31, 2009 was $33.4 million compared to $28.8 million in the prior year period. This increase was due to $5.2 million of lower selling, general and administrative expenses, partially offset by $0.6 million of lower gross profit. Lower selling, general and administrative expenses were primarily due to a $3.5 million gain from the sale of a building during the six months ended March 31, 2009, lower shipment volumes and cost saving actions.

Corporate

Corporate expenses were $19.5 million during the six months ended March 31, 2009 compared to $19.1 million during the prior year period. During the six months ended March 31, 2009, $1.2 million of professional fees were expensed related to the conversion of the Series B common stock into Series A common stock. Corporate expenses otherwise decreased due to cost saving actions.

Liquidity and Capital Resources

We had cash and cash equivalents of $153.1 million at March 31, 2009 and $259.5 million of borrowing capacity under the revolving credit facility component of our 2007 Credit Agreement. Our operating activities used $2.2 million of cash during the six months ended March 31, 2009 and provided $60.7 million of cash during the six months ended March 31, 2008. We expect operating activities to provide cash for the full fiscal year ending September 30, 2009.

Cash flows from operating activities are categorized below.

	Six months ended March 31,
	2009	2008
	(in millions)
Collections from customers	$783.0	$862.7
Disbursements, other than interest and income taxes	(739.1)	(764.2)
Interest payments, net	(33.8)	(38.1)
Income tax payments, net	(12.3)	0.3

Cash provided by (used in) operating activities	$(2.2)	$60.7

Collections of receivables were lower during the six months ended March 31, 2009 compared to the prior year period primarily due to lower year over year shipment volumes.

Reduced disbursements, other than interest and income taxes, during the six months ended March 31, 2009, reflect timing differences, lower per-unit material costs in the current period and lower volumes of material, labor and overhead purchased.

Capital expenditures were $17.6 million during the six months ended March 31, 2009 compared to $37.3 million during the prior year period and $88.1 million for fiscal 2008. Most of the capital expenditures during fiscal 2008 were for construction of our new ductile iron pipe manufacturing operation in Bessemer, Alabama. Total capital expenditures during fiscal 2009 are expected to be between $40 million and $45 million. In addition to these capital expenditures, Mueller Co. purchased data collection-related technology associated with its Hersey Meters products for $8.7 million.

A significant portion of the assets invested in our defined benefit pension plans are invested in equity securities. Equity markets have generally declined in value between March 31, 2009 and September 30, 2008, the end of our previous fiscal year. An analysis of the funded status of our U.S. pension plans will be performed as of January 1, 2009 for purposes of determining funding thresholds under provisions of the Pension Protection Act. We expect this analysis to be concluded during our fiscal fourth quarter. If equity markets continue to perform poorly, we will lower our estimated rate of return on these assets, which will cause pension expense to increase and require higher levels of Company contributions to these plans. Changes in pension expense and contribution requirements may be spread over many years. We currently anticipate total pension plan contributions during fiscal 2009 will be approximately $30 million to $35 million, but this may change based on the outcome of the funded status analysis. Pension contributions were approximately $3 million during the six months ended March 31, 2009. Although actual activity compared to the assumptions underlying pension expense and funding requirements have differed substantially since September 30, 2008, we establish these assumptions over relatively long periods of time and have not concluded our existing assumptions need to be changed.

We anticipate that our existing cash, cash equivalents and borrowing capacity combined with our expected operating cash flows will be sufficient to meet our anticipated operating expenses, capital expenditures, pension contributions and scheduled debt service obligations as they become due for at least the next twelve months. However, our ability to make scheduled payments of principal, to pay interest or to refinance our debt and to satisfy our other debt obligations will depend upon our future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control.

The 2007 Credit Agreement includes Term Loan A, Term Loan B and a revolving credit facility. Term Loan A had a balance of $141.6 million at March 31, 2009, accrues interest at LIBOR plus a margin of up to 175 basis points and is payable $3.5 million per quarter beginning September 2009 with the balance due May 2012. Term Loan B had a balance of $524.1 million at March 31, 2009, accrues interest at LIBOR plus 175 basis points and is payable $1.3 million per quarter with the balance due May 2014. The revolving credit facility provides for borrowings of up to $300 million, including letters of credit, and terminates in May 2012. At March 31, 2009, letters of credit outstanding under the revolving credit facility were $40.5 million. Borrowings under the revolving credit facility bear interest at LIBOR plus a margin of up to 175 basis points. The margin on Term Loan A borrowings and the revolving credit facility was 175 basis points at March 31, 2009.

We pay a commitment fee on the unused portion of the revolving credit facility. This fee is payable quarterly in arrears and upon the maturity or termination of the revolving credit facility. The fee is subject to adjustment based on the leverage ratio. The fee was 0.50% at March 31, 2009.

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

The 2007 Credit Agreement contains customary negative covenants and restrictions on our ability to engage in specified activities and contains financial covenants requiring us to maintain a specified consolidated leverage ratio decreasing over time and an interest charge coverage ratio. Borrowings under the revolving credit facility are subject to significant conditions, including compliance with the financial ratios included in the 2007 Credit Agreement and the absence of any material adverse change.

Financial Covenants

The consolidated leverage ratio compares net debt at the end of each fiscal quarter to the trailing twelve months EBITDA, all as defined in the 2007 Credit Agreement. Net debt is defined generally as the sum of the outstanding principal amount of all obligations for borrowed money and capital leases, less cash and cash equivalents. EBITDA is defined generally as the sum of (a) consolidated net income as defined in the credit agreement plus (b) interest expense for the period plus (c) income tax expense for the period plus (d) depreciation and amortization expenses for the period plus (e) cash restructuring expense up to a specified maximum amount plus (f) other non-cash expenses less other non-cash gains.

At March 31, 2009 and for the quarters ending through September 30, 2009, the consolidated leverage ratio must not exceed 5.00 to 1.00. The consolidated leverage ratio was 4.27 at March 31, 2009, 3.72 at December 31, 2008 and 3.38 at September 30, 2008. For the quarters ending December 31, 2009 through September 30, 2010, the consolidated leverage ratio must not exceed 4.75 to 1.00 and for the quarters ending December 31, 2010 and thereafter, the consolidated leverage ratio must not exceed 4.50 to 1.00.

The interest charge coverage ratio compares trailing twelve months EBITDA to cash interest charges, all as defined in the 2007 Credit Agreement. Cash interest charges are defined generally as net interest expense during the period, excluding amortization of deferred finance fees and prepayment or similar premiums paid in connection with any prepayment, repurchase or redemption of outstanding debt. The interest charge coverage ratio must not be less than 2.50 to 1.00. The interest charge coverage ratio was 3.25 at March 31, 2009, 3.66 at December 31, 2008 and 3.82 at September 30, 2008.

We were in compliance with these financial covenants at March 31, 2009. Based on our current expectations, however, we believe that we will not remain in compliance with these financial covenants. We are negotiating with the administrative agent under our 2007 Credit Agreement to modify these financial covenants by June 30, 2009. We believe that we will be able to successfully amend our 2007 Credit Agreement in advance of that date; however, there can be no assurance that we will be able to do so.

We also owed $420.0 million of principal of 7 3/8% Senior Subordinated Notes (“Notes”) at March 31, 2009. Interest on the Notes is payable semi-annually and the principal is due June 2017. We may redeem any portion of the Notes after May 2012 at specified redemption prices, or prior to June 2010 we may redeem up to 35% of the Notes at a redemption price of 107.375% of the principal amount, plus accrued and unpaid interest, with the net cash proceeds of certain equity offerings. Upon the occurrence of a change in control, we must offer to repurchase the Notes at 101% of their principal amount, plus accrued and unpaid interest. The Notes are secured by the guarantees of essentially all of our U.S. subsidiaries, but are subordinate to the borrowings under the 2007 Credit Agreement.

Our credit ratings issued by Moody’s and Standard & Poor’s were as follows.

	March 31, 2009		September 30, 2008
	Moody’s	Standard & Poor’s*	Moody’s	Standard & Poor’s
Corporate credit rating	B2	BB-	B1	BB-
2007 Credit Agreement	B1	BB+	Ba3	BB+
Notes	Caa1	B	B3	B
Outlook	Stable	Negative	Stable	Stable

*	Subsequent to March 31, 2009, Standard & Poor’s adjusted their corporate credit rating to “B”, their 2007 Credit Agreement rating to “BB-” and their notes rating to “CCC+”.

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

We use letters of credit and surety bonds in the ordinary course of business to ensure our performance of contractual obligations. At March 31 2009, we had $40.5 million of letters of credit outstanding and $22.3 million of surety bonds.

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

Interest Rate Swap Contracts

We used interest rate swap contracts with a cumulative total notional amount of $425 million in force at March 31, 2009 to hedge against cash flow variability arising from changes in LIBOR in conjunction with our LIBOR-indexed variable rate borrowings through September 2012. We also had $200 million total notional amount of forward-starting swap contracts that will replace existing swap contracts upon their expiration. These swap contracts fix the interest rates on a portion of our borrowings to rates ranging from 3.0% to 5.1% expiring at various dates through September 2012. All of these swap contracts were accounted for as effective hedges. We recorded after-tax unrealized gains of $1.0 million and after tax-losses of $9.5 million for the three months and six months ended March 31, 2009, respectively, which were reported as components of accumulated other comprehensive loss. Interest expense associated with these swap contracts was $2.8 million and $3.9 million for the three months and six months ended March 31, 2009, respectively, and $0.9 million and $0.7 million for the three months and six months ended March 31, 2008, respectively. These interest rate swap contracts had a liability fair value of $27.2 million at March 31, 2009, which was included in other noncurrent liabilities.

Foreign Currency Forward Contracts

We used foreign currency forward contracts to reduce exposure to currency fluctuations from Canadian dollar-denominated intercompany loans. Gains and losses on these instruments were included in selling, general and administrative expenses. Net gains associated with these contracts were $0.7 million for the three months ended March 31, 2009 and net losses were $4.0 million for the six months ended March 31, 2009. Net losses were $1.1 million and $0.5 million for the three months and six months ended March 31, 2008, respectively. These instruments had a cumulative notional amount of C$28.0 million at March 31, 2009.

Natural Gas Swap Contracts

We used natural gas swap contracts with a cumulative total notional amount of approximately 505,000 MMBtu at March 31, 2009 to hedge against cash flow variability arising from changes in natural gas prices in conjunction with our anticipated purchases of natural gas through September 2009. These swap contracts fix the rates on portions of our natural gas purchases to rates ranging from $7.17 per MMBtu to $10.04 per MMBtu for various periods through September 30, 2009. These swap contracts were accounted for as effective hedges, though we did record a gain of $0.3 million related to hedge ineffectiveness as a component of cost of sales for the three months ended March 31, 2009. Additional cost of sales associated with settlements under these swap contracts was $ 0.9 million and $1.4 million for the three months and six months ended March 31, 2009, respectively. Settlement expenses were immaterial for the three months and six months ended March 31, 2008. These natural gas swap contracts had a liability fair value of $2.5 million at March 31, 2009, which was included in other current liabilities.

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

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this quarterly report. Based on this evaluation, those officers have concluded that our disclosure controls and procedures were effective at March 31, 2009.

There have been no significant changes in our internal procedures that significantly affected, or are reasonably likely to affect, our disclosure controls during the three months ended March 31, 2009.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

Refer to the information provided in Note 13 to the notes to the condensed consolidated financial statements presented in Item 1 of Part I of this report.

Item 1A.	Risk Factors

In addition to the other information set forth in this report and the risk factors set forth below, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2008, all of which could materially affect our business, financial condition or future results. These described risks are not the only risks facing us. Additional risks and uncertainties not currently known to us that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

Our businesses will suffer as a result of a continuing downturn in new residential construction.

New water and wastewater infrastructure spending, which is dependent upon residential construction, is important to our businesses. Since January 2006, there have been steep declines in the construction of new homes, which have adversely impacted our shipment volume in recent periods. The disruption in the financial markets since September 2008 has exacerbated these declines and many industry experts do not expect residential construction to improve until 2010 at the earliest. An extended downturn in residential construction activity will negatively affect our sales, profitability and cash flows and could impair our ability to conduct our businesses as they have historically been conducted.

A portion of our business relies on local, state and federal spending related to infrastructure upgrade, repair and replacement.

A portion of our business depends on local, state and federal spending on water and wastewater infrastructure upgrade, repair and replacement. A significant percentage of our products are ultimately used by municipalities or other governmental agencies in water transmission and collection systems. As a result, our sales could decline as a result of declines in the number of projects planned by municipalities and other governmental agencies, government spending cuts, general budgetary constraints, difficulty in obtaining necessary permits or the inability of customers or end users to obtain acceptable financing. It is not unusual for water projects to be delayed and rescheduled for a number of reasons, including changes in project priorities and difficulties in complying with environmental and other government regulations.

The decline in economic conditions is causing many states and municipalities to collect lower than anticipated revenues, which is resulting in significant budget shortfalls. These shortfalls could lead to reduced or delayed funding for water infrastructure projects. Further, the Emergency Economic Stabilization Act of 2009 and the American Recovery and Reinvestment Act of 2009 were intended to cause an increase in funds available for municipal spending. There is some evidence that these Acts caused a freeze on municipal spending as municipalities waited to determine if they would benefit from the availability of federal funds. These laws and potential future laws may not result in a meaningful increase in water infrastructure purchases and, in the short term, could continue to have a material adverse effect on our sales to state and local governments. If state and local governments’ budgets remain negatively impacted by downturns in the economy, then spending growth in the infrastructure upgrade, repair and replacement sector will continue to be slow.

Some state and local governments have placed significant restrictions on the use of water by their constituents. These water use restrictions have similarly lead to reduced water revenues by municipalities or other governmental agencies, which could similarly affect funding decisions for water-related projects.

Even if favorable economic conditions exist, state and local governments may choose not to address deferred infrastructure needs among competing budget priorities. A decline in local, state and federal spending on infrastructure could lead to a further decline in our sales, profitability and cash flows.

A recent report of the U.S. Conference of Mayors estimates that state and local government funding generally provides 99% and 95% of the investment in drinking water and wastewater infrastructure, respectively. Funds for water infrastructure repair and replacement typically come from local taxes or water rates. The ability of state and local governments to increase taxes or water rates is limited. In addition, state and local governments that do not budget for capital depreciation in setting tax rates and water rates may be unable to pay for water infrastructure repair and replacement if they do not have other funding sources.

A portion of our business relies on cyclical non-residential construction.

A portion of our business depends on non-residential construction. Non-residential construction activity is cyclical and may lag general market downturns. Non-residential construction activity has begun to slow, and independent forecasts of calendar 2009 non-residential construction activity indicate a decline of 20% compared to calendar 2008. A reduction in non-residential construction could result in a decline in our net sales, profitability and cash flows.

If we are unable to execute cost-control measures successfully, our total operating costs may be greater than expected, which may adversely affect our profitability.

We have taken steps to lower our costs by reducing staff and employee benefits and implementing general cost-control measures, and we expect to continue these cost-control efforts for the foreseeable future. If we do not achieve the expected savings or if our operating costs increase as a result of our strategic initiatives, our total operating costs may be greater than anticipated. Although we believe that appropriate steps have been and are being taken to implement cost-control efforts while maintaining customer service and quality, if not managed properly, such efforts may affect our ability to generate future net sales. Reductions in staff and employee compensation and benefits could also adversely affect our ability to attract and retain key employees. In addition, we operate with significant operating leverage. A significant portion of our expenses consists of fixed costs that neither increase nor decrease proportionately with net sales. As a result, we are limited in our ability to reduce costs in the short term. If we are not able to implement further cost control efforts or reduce our fixed costs sufficiently in response to a decline in our net sales, we may experience a higher percentage decline in our income from operations.

We may not be able to satisfy our debt covenants and efforts to amend our credit facility may be unsuccessful.

Our 2007 Credit Agreement requires the maintenance of specified financial ratios. Our ability to satisfy those requirements can be affected by events beyond our control, and there is a risk that we will not meet those tests. Based on our current expectations, we believe that we will not remain in compliance with these financial covenants. We are negotiating with the administrative agent under our 2007 Credit Agreement to modify these financial covenants by June 30, 2009. We currently believe that we will be able to successfully amend our 2007 Credit Agreement in advance of that date; however, there can be no assurance that we will be able to do so. The terms of an amendment to our 2007 Credit Agreement could include new restrictions on our business operations and increase our interest and other expenses. A breach of any of the financial or other covenants could result in a default under our 2007 Credit Agreement. If an event of default were not remedied after the delivery of notice of default and lapse of any relevant grace period, the holders of our debt due under the 2007 Credit Agreement would be able to declare it immediately due and payable. Upon the occurrence of an event of default under our 2007 Credit Agreement, the lenders could also terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure the indebtedness under our 2007 Credit Agreement. We have pledged substantially all of our assets (including our intellectual property), other than the assets of our foreign subsidiaries, as security under the 2007 Credit Agreement. If the lenders under our 2007 Credit Agreement or holders of our outstanding 7 3/8% Senior Subordinated Notes accelerate the repayment of borrowings, we may not have sufficient assets to repay our 2007 Credit Agreement and our other indebtedness, which could negatively impact the value of our common stock and our ability to operate as a going concern. Further, the covenants in our 2007 Credit Agreement could limit our ability to engage in certain transactions.

Changes in our credit ratings and macroeconomic conditions may affect our borrowing costs, limit our financing options and reduce the flexibility of our financing in the future.

Our long-term debt is rated by Standard & Poor’s and Moody’s Investors Service. We are currently rated below-investment grade by both rating agencies, and any additional future long-term borrowings or the amendment or replacement of credit facilities may reflect the negative impact of these ratings, increasing our borrowing costs, limiting our financing options, including limiting our access to the unsecured borrowing market, and subjecting us to more restrictive covenants than our existing credit facilities. Additional reductions in our credit ratings could further increase our borrowing costs, subject us to more onerous terms and reduce our borrowing flexibility in the future. Such limitations on our financing options may affect our ability to refinance existing debt, fund major acquisitions or fund capital-intensive internal initiatives.

In addition, deteriorating economic conditions, including a recession, market disruptions, tightened credit markets and significantly wider corporate borrowing spreads, may make it more difficult or costly for us to finance significant transactions or obtain replacement financing for our existing debt.

New governmental regulation relating to carbon dioxide emissions may subject us to significant new costs and restrictions on our operations.

Our manufacturing plants use significant amounts of electricity and natural gas. Federal and state courts and administrative agencies are considering the scope and scale of carbon dioxide emission regulation under various laws pertaining to the environment, energy use and development and greenhouse gas emissions. There are bills pending in Congress that would regulate carbon dioxide emissions through a cap-and-trade system under which emitters would be required to buy allowances for offsets of emissions of carbon dioxide. In addition, several states are considering various carbon dioxide registration and reduction programs. Carbon dioxide regulation could increase the price of the electricity we purchase, increase costs for our use of natural gas or other energy sources and potentially restrict access to or the use of natural gas. Federal, state and local governments may also pass laws mandating the use of alternative energy sources, such as wind power and solar energy, which may increase the cost of energy used in our operations. While future emission regulation or new laws appears likely, it is too early to predict how this regulation will affect our businesses, operations or financial results.

Our expenditures for postretirement benefit and pension obligations are significant and could be materially higher than we have predicted if our underlying assumptions prove to be incorrect or if changes in law require higher funding levels.

We provide a range of benefits to our employees and retired employees, including pensions and postretirement healthcare. We record annual amounts relating to these plans based on calculations specified by generally accepted accounting principles, which include various actuarial assumptions. At March 31, 2009, the market value of U.S. plan assets was approximately $211.6 million. The investment performance of our pension plans for the year ended September 30, 2008 was a loss of $50.2 million. The plans continued to incur losses in the first six months of fiscal 2009.

Based on the requirements of the Pension Protection Act, we estimate that we will contribute $30 million to $35 million to our pension plans in fiscal 2009, of which approximately $3 million had been paid at March 31, 2009. Assumed health care cost trend rates, discount rates, expected return on plan assets and salary increases have a significant effect on these estimates. Cash expenditures and costs that we incur could be materially higher. Further, the current volatile economic environment and the rapid deterioration in the equity markets have caused investment performance to decline. As a result, we may be required to increase the amount of cash contributions we make into our pension plans in the future in order to meet funding level requirements. Finally, further regulatory changes or changes in law could increase our obligations to provide these or additional benefits.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2009, we repurchased shares of our Series A common stock as follows.

Period	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1-31, 2009	—		$—	—	—
February 1-28, 2009	5,287	(1)	2.29	—	—
March 1-31, 2009	—		—	—	—

Total	5,287		$2.29	—	—

(1)	The total number of shares purchased consists of shares surrendered to us to pay the tax withholding obligations of employees in connection with the vesting of restricted stock units issued to them.

Item 4.	Submission of Matters to a Vote of Security Holders

The stockholders of the Company voted on four items at the Annual Meeting of Stockholders held on January 28, 2009.

1.	The election of ten directors to terms ending in 2010.

2.	Approval of the conversion of all outstanding shares of Series B common stock into shares of Series A common stock.

3.	Approval of an amendment to the Mueller Water Products, Inc. Amended and Restated 2006 Stock Incentive Plan.

4.	Ratification of the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for fiscal 2009.

The voting results were as follows:

	Number of shares outstanding at the record date	Total shares present in person or by proxy
Series A	29,643,521	23,979,144
Series B	85,844,920	72,835,066

Each of the directors listed below was reelected as a director of the Company. The nominees for director were elected based upon the following votes.

Director	For	Withheld
Donald N. Boyce	577,185,495	29,474,177
Howard L. Clark, Jr.	578,283,365	28,376,307
Gregory E. Hyland	578,306,503	28,353,161
Jerry W. Kolb	576,916,657	29,743,015
Joseph B. Leonard	578,588,970	28,070,702
Mark J. O’Brien	578,571,092	28,088,581
Bernard G. Rethore	577,005,164	29,654,508
Neil A. Springer	577,106,502	29,553,170
Lydia W. Thomas	578,449,047	28,210,625
Michael T. Tokarz	578,469,569	28,190,103

The proposal to approve the conversion of all outstanding shares of Series B common stock into shares of Series A common stock received the following votes. A majority of both the Series A outstanding common stock and Series B outstanding common stock were voted for approval of the proposal.

Votes for approval	62,517,596
Votes for approval as a percentage of outstanding votes	54.13%
Votes against approval	13,843,347
Abstentions	515,785
Broker non-votes	19,937,482

The proposal to approve an amendment to the Mueller Water Products, Inc. Amended and Restated 2006 Stock Incentive Plan received the following votes.

Votes for approval	365,518,187
Votes for approval as a percentage of votes cast	75.09%
Votes against approval	121,232,138
Abstentions	8,065,549
Broker non-votes	111,843,798

The proposal to ratify the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for fiscal 2009 received the following votes.

Votes for approval	604,852,933
Votes for approval as a percentage of votes cast	99.90%
Votes against approval	588,511
Abstentions	1,218,228

Item 6.	Exhibits

(a)	Exhibits

Exhibit No.	Document
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MUELLER WATER PRODUCTS, INC.

Date: May 11, 2009	By:	/s/ EVAN L. HART
Evan L. Hart
Chief Financial Officer