Form 10-Q
period 2009-06-30
Mueller Water Products, Inc.
filed 2009-08-10
CIK 1350593

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

There were 116,531,939 shares of Series A common stock of the registrant outstanding at July 29, 2009.

PART I.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2009	September 30, 2008
	(in millions)
Assets:
Cash and cash equivalents	$80.1	$183.9
Receivables, net	211.4	298.2
Inventories	383.1	459.4
Deferred income taxes	44.1	48.2
Other current assets	83.0	60.6

Total current assets	801.7	1,050.3

Property, plant and equipment, net	296.8	356.8
Goodwill	—	871.5
Identifiable intangible assets, net	674.1	789.8
Other noncurrent assets	29.0	21.8

Total assets	$1,801.6	$3,090.2

Liabilities and stockholders’ equity:
Current portion of long-term debt	$19.3	$9.7
Accounts payable	89.3	156.0
Other current liabilities	89.8	129.0

Total current liabilities	198.4	294.7

Long-term debt	941.9	1,085.8
Deferred income taxes	227.6	295.8
Other noncurrent liabilities	100.3	85.0

Total liabilities	1,468.2	1,761.3

Commitments and contingencies (Note 14)

Series A: 600,000,000 shares authorized and 116,530,594 shares outstanding at June 30, 2009; 400,000,000 shares authorized and 29,528,763 shares outstanding at September 30, 2008	1.2	0.3
Series B: 200,000,000 shares authorized and 85,844,920 shares outstanding at September 30, 2008	—	0.9
Additional paid-in capital	1,433.5	1,428.9
Accumulated deficit	(1,067.4)	(81.6)
Accumulated other comprehensive loss	(33.9)	(19.6)

Total stockholders’ equity	333.4	1,328.9

Total liabilities and stockholders’ equity	$1,801.6	$3,090.2

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended June 30,		Nine months ended June 30,
	2009	2008	2009	2008
	(in millions, except per share amounts)
Net sales	$363.2	$528.5	$1,053.1	$1,362.4
Cost of sales	305.4	405.1	865.4	1,045.8

Gross profit	57.8	123.4	187.7	316.6

Operating expenses:
Selling, general and administrative	62.4	69.6	184.7	200.7
Impairment	—	—	970.9	—
Restructuring	3.9	0.2	45.9	17.9

Total operating expenses	66.3	69.8	1,201.5	218.6

Income (loss) from operations	(8.5)	53.6	(1,013.8)	98.0
Interest expense, net	17.2	17.5	51.1	54.8
Loss on early extinguishment of debt	2.3	—	2.3	—
Gain on repurchase of debt	—	—	(1.5)	—

Income (loss) before income taxes	(28.0)	36.1	(1,065.7)	43.2
Income tax expense (benefit)	(9.0)	15.8	(79.9)	18.8

Net income (loss)	$(19.0)	$20.3	$(985.8)	$24.4

Net income (loss) per share:
Basic	$(0.16)	$0.18	$(8.52)	$0.21

Diluted	$(0.16)	$0.18	$(8.52)	$0.21

Weighted average shares outstanding:
Basic	116.0	115.2	115.7	115.0

Diluted	116.0	115.8	115.7	115.4

Dividends declared per share	$0.0175	$0.0175	$0.0525	$0.0525

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED JUNE 30, 2009

(UNAUDITED)

	Common stock	Additional paid-in capital	Accumu- lated deficit	Accumulated other comprehensive loss	Total
	(in millions)
Balance at September 30, 2008	$1.2	$1,428.9	$(81.6)	$(19.6)	$1,328.9

Net loss	—	—	(985.8)	—	(985.8)
Dividends declared	—	(6.1)	—	—	(6.1)
Stock-based compensation	—	10.1	—	—	10.1
Stock issued under stock compensation plans	—	0.6	—	—	0.6
Net unrealized loss on derivatives	—	—	—	(6.5)	(6.5)
Foreign currency translation	—	—	—	(7.5)	(7.5)
Minimum pension liability	—	—	—	(0.3)	(0.3)

Balance at June 30, 2009	$1.2	$1,433.5	$(1,067.4)	$(33.9)	$333.4

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended June 30,
	2009	2008
	(in millions)
Operating activities:
Net income (loss)	$(985.8)	$24.4
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	45.4	47.2
Amortization	22.9	22.1
Provision for doubtful receivables	6.1	2.2
Write off of deferred financing fees	2.3	—
Impairments and non-cash restructuring	1,009.4	14.8
Stock-based compensation	10.1	9.6
Gain on repurchase of debt	(1.5)	—
Deferred income taxes	(63.7)	5.0
Other, net	6.2	1.9
Changes in assets and liabilities:
Receivables	77.1	(33.2)
Inventories	70.3	2.6
Other assets	(24.8)	10.8
Accounts payable and other liabilities	(105.7)	(1.5)

Net cash provided by operating activities	68.3	105.9

Investing activities:
Capital expenditures	(22.7)	(60.8)
Acquisition of technology	(8.7)	—
Proceeds from sales of property, plant and equipment	4.4	7.4

Net cash used in investing activities	(27.0)	(53.4)

Financing activities:
Increase (decrease) in outstanding checks	4.4	(0.9)
Debt borrowings	539.4	—
Debt paid and repurchased	(672.1)	(3.8)
Payment of deferred financing fees	(9.9)	—
Common stock issued	0.6	1.3
Dividends paid	(6.1)	(6.0)

Net cash used in financing activities	(143.7)	(9.4)

Effect of currency exchange rate changes on cash	(1.4)	(0.1)

Net change in cash and cash equivalents	(103.8)	43.0
Cash and cash equivalents at beginning of period	183.9	98.9

Cash and cash equivalents at end of period	$80.1	$141.9

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

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

On October 3, 2005, Walter Energy, Inc. (“Walter Energy”, formerly Walter Industries, Inc.) acquired all outstanding shares of a predecessor company comprising the current Mueller Co. and Anvil businesses (the “Mueller Acquisition”) and contributed them to its U.S. Pipe business to form the Company as it currently exists. We completed an initial public offering of our Series A common stock (NYSE: MWA) on June 1, 2006 and, on December 14, 2006, Walter Energy distributed all of our then-outstanding Series B common stock to its shareholders (the “Spin-off”). On January 28, 2009, each share of Series B common stock was converted into one share of Series A common stock.

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, which require us to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates. All significant intercompany balances and transactions have been eliminated. In our opinion, all normal and recurring adjustments that we consider necessary for a fair financial statement presentation have been made. The condensed consolidated balance sheet data at September 30, 2008 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. Certain reclassifications have been made to previously reported amounts to conform to current period presentation.

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

Other indefinite lived intangible assets. In conjunction with the testing of goodwill for impairment, we also compared the estimated fair values of our identified other intangible assets to their respective carrying values and determined that the carrying amount of trade names at Mueller Co. had been impaired. At March 31, 2009, we recorded an impairment charge against these assets of $101.4 million. In performing this analysis, we relied upon both Level 2 data, most notably market interest rates and operating margins of peer companies, and Level 3 data, including our projections of Mueller Co. net sales and operating margins. Mueller Co.’s trade names have a remaining carrying value of $263.0 million at June 30, 2009.

Note 3. Deferred Financing Fees

In connection with the amendment of the 2007 Credit Agreement discussed in Note 6, we wrote off unamortized deferred financing fees of $2.3 million related to the 2007 Credit Agreement and capitalized the incremental costs of the amendment of $9.9 million. Deferred financing fees of $17.0 million at June 30, 2009 are scheduled to amortize as follows: $3.7 million related to the Revolver amortize on a straight-line basis; $1.5 million related to the Term A Loan amortize using the effective-interest rate method; $5.8 million related to the Term B Loan amortize using the effective-interest rate method; and $6.0 million related to the 2007 Senior Subordinated Notes amortize using the effective-interest rate method. All such amortization is over the remaining term of the respective indebtedness.

Note 4. Restructuring Activities

We have experienced significant declines in the demand for our products since September 30, 2008, resulting in most of our manufacturing facilities operating significantly below their optimal capacities. We have responded by reducing headcount, reducing operating hours and reducing overall spending activities. During the nine months ended June 30, 2009, we suspended production throughout the Company for varying time periods; consolidated facilities; implemented temporary wage reductions, furloughs and reduced work weeks for certain employees; and reduced headcount by approximately 700 people. Severance expense related to headcount reductions during the three months and nine months ended June 30, 2009 was $3.9 million and $7.4 million, respectively, of which $3.9 million had yet to be paid at June 30, 2009. At U.S. Pipe’s North Birmingham facility, restructuring activities resulted in lower fixed costs, reduced capacity and a $38.5 million non-cash restructuring charge, primarily for impairment of property, plant and equipment, during the nine months ended June 30, 2009. These assets were written down to estimated scrap value.

In November 2007, we announced our intention to cease U.S. Pipe’s ductile iron pipe manufacturing operations in Burlington, New Jersey, eliminating approximately 180 jobs. These manufacturing operations ceased during the three months ended March 31, 2008. We continue to use this facility as a full-service distribution center for customers in the Northeast. In connection with this action, we recorded total restructuring charges of $18.3 million. During the nine months ended June 30, 2009, we recorded $0.2 million of Burlington-related restructuring charges. During the three months and nine months ended June 30, 2008, we recorded charges of $0.2 million and $17.9 million, respectively. We do not expect any future charges related to the closure of manufacturing operations in Burlington to be significant.

Note 5. Income Taxes

On October 1, 2007, we adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”). See Note 12.

At June 30, 2009 and September 30, 2008, the gross liabilities for unrecognized income tax benefits were $18.1 million and $22.3 million, respectively. The decrease in gross unrecognized tax benefits was primarily related to the effective resolution of certain state tax matters. If recognized at June 30, 2009, the gross liability for unrecognized tax benefits would increase income tax benefit by $6.9 million and reduce identifiable intangible assets by $11.2 million.

We recognize interest related to uncertain income tax positions as interest expense and would recognize any penalties that may be incurred as a component of selling, general and administrative expenses. At June 30, 2009 and September 30 2008, we had approximately $2.7 million and $3.2 million, respectively, of accrued interest related to uncertain tax positions. During the three months and nine months ended June 30, 2009, we recorded $0.1 million of tax-related interest. We accrued $0.4 million and $1.0 million of such interest during the three months and nine months ended June 30, 2008, respectively.

Tax years dating back to 1999 generally remain open to examination by various U.S. and foreign taxing authorities.

The effective income tax rates for the three months and nine months ended June 30, 2009 were 32.1% and 7.5%, respectively. We have expenses that are not deductible for tax purposes. These items reduce the income tax benefit compared to the federal statutory rate applied against our loss before income taxes. The effective income tax rate for the nine months ended June 30, 2009 reflects very limited tax benefit associated with the goodwill impairment. In addition, as a result of the impairment of the Mueller Co. trade names and the restructuring charges, we are projecting a taxable loss for the fiscal year ending September 30, 2009. Our effective income tax rate before the impact from the goodwill impairment was approximately 38.1% for the nine months ended June 30, 2009.

Note 6. Borrowing Arrangements

In June 2009, we amended the 2007 Credit Agreement, our primary credit facility. Among other things, the amendment resulted in restated and new covenants and higher interest rates. We repaid $100.0 million of borrowings under the agreement in connection with the amendment, and we subsequently prepaid another $25.0 million. All prepayments are made on a pro-rata basis between Term Loan A and Term Loan B. We incurred a loss on early extinguishment of debt of $2.3 million in connection with this amendment. See Note 3.

The components of our long-term debt are presented below.

	June 30, 2009	September 30, 2008
	(in millions)
2007 Credit Agreement:
Term Loan A	$115.1	$141.6
Term Loan B	424.3	526.7
7 3/8% Senior Subordinated Notes	420.0	425.0
Other	1.8	2.2

	961.2	1,095.5
Less current portion	(19.3)	(9.7)

	$941.9	$1,085.8

2007 Credit Agreement. At June 30, 2009, our amended credit agreement (the “2007 Credit Agreement”) consisted of a $200 million senior secured revolving credit facility (the “Revolver”), a $115.1 million term loan (“Term Loan A”) and a $424.3 million term loan (“Term Loan B”). The 2007 Credit Agreement contains customary covenants and events of default, including covenants that limit our ability to incur debt, pay dividends and make investments. Substantially all of our real and personal property has been pledged as collateral under the 2007 Credit Agreement.

Borrowings under the 2007 Credit Agreement bear interest at a floating rate equal to LIBOR plus a margin ranging from 500 to 600 basis points depending on our consolidated senior secured first lien leverage ratio, as defined in the 2007 Credit Agreement. At June 30, 2009, the applicable margin was 550 basis points.

The Revolver terminates in May 2012 and there were no outstanding borrowings under the Revolver at June 30, 2009. For any unused borrowing capacity under the Revolver, we pay a commitment fee, which ranges from 50 to 75 basis points depending on our consolidated senior secured first lien leverage ratio. At June 30, 2009, the applicable fee was 62.5 basis points. The borrowing capacity under the Revolver is subject to the financial covenants and is reduced by outstanding letters of credit, which totaled $42.9 million at June 30, 2009.

Term Loan A matures in May 2012. The principal balance at June 30, 2009 is scheduled to be repaid in quarterly payments of approximately $3.4 million commencing September 2009 with the remaining balance paid at maturity. At June 30, 2009, the weighted-average effective interest rate was 8.9%, including the margin and the effects of interest rate swap contracts. Based on information provided by an external source, we estimate the fair value of the outstanding borrowings for Term Loan A was $108.7 million at June 30, 2009.

Term Loan B matures in May 2014. The principal balance is being repaid in quarterly payments of approximately $1.3 million with the remaining balance paid at maturity. At June 30, 2009, the weighted-average effective interest rate was 10.1%, including the margin and the effects of interest rate swap contracts. Based on information provided by an external source, we estimate the fair value of the outstanding borrowings for Term Loan B was $379.7 million at June 30, 2009.

7 3/8% Senior Subordinated Notes. The 7 3/8% Senior Subordinated Notes (the “Notes”) mature in June 2017 and bear interest at 7.375%, paid semi-annually. Based on quoted market prices, the outstanding Notes had a fair value of $310.8 million at June 30, 2009.

During the nine months ended June 30, 2009, we acquired $5.0 million in principal of the Notes in the open market for $3.4 million in cash. Net of writing off related deferred financing fees of $0.1 million, this resulted in a gain on repurchase of debt of $1.5 million.

The indenture securing the Notes contains customary covenants and events of default, including covenants that limit our ability to incur debt, pay dividends and make investments. Substantially all of our United States subsidiaries guarantee the Notes.

We were in compliance with all applicable debt covenants at June 30, 2009.

Note 7. Derivative Financial Instruments

On October 1, 2008, we adopted Statement of Financial Accounting Standards No. 157 Fair Value Measurements (“FAS 157”). As a result, the fair values of our derivative instruments at June 30, 2009 include the impact of our credit ratings. These values were calculated using market-observable inputs, referred to as Level 2 in FAS 157. The adoption of FAS 157 had no effect on our consolidated results of operations or consolidated cash flows and the effect on our consolidated balance sheet was immaterial.

We are exposed to interest rate risk, commodity price risk and foreign exchange risk relating to our ongoing business operations that we manage to some extent using derivative instruments. We enter into interest rate swap contracts to manage interest rate risk associated with our variable-rate borrowings. We enter into natural gas swap contracts to manage the price risk associated with purchases of natural gas used in our manufacturing processes. We enter into foreign currency forward contracts to manage foreign currency exchange risk associated with our Canadian-dollar denominated intercompany loans.

We have designated our interest rate swap contracts and natural gas swap contracts as cash flow hedges of our future interest payments and purchases of natural gas, respectively. As a result, the effective portion of the gain or loss on these contracts is reported as a component of other comprehensive loss and reclassified into income in the same periods during which the hedged transactions affect income. Gains and losses on those contracts representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in income as they occur.

Interest Rate Swap Contracts. Our interest rate swap contracts result in payments of interest at fixed rates ranging from 3.4% to 5.1% and expire at various dates through September 2012. Our outstanding interest rate swap contracts at June 30, 2009 and September 30, 2008 are presented below. We also had $200.0 million total notional amount of forward-starting interest rate swap contracts that will begin at various future dates. These interest rate swap contracts are also used as cash flow hedges of future interest payments.

	Hedged loan principal
Rate benchmark	June 30, 2009	September 30, 2008
	(in millions)
90-day LIBOR	$375.0	$475.0

The effects of our interest rate swap contracts on the consolidated statements of operations are presented below.

	Three months ended June 30,		Nine months ended June 30,
	2009	2008	2009	2008
		(in millions)
Gain (loss) recognized in other comprehensive loss	$3.0	$5.2	$(6.5)	$(4.9)
Loss reclassified from accumulated other comprehensive loss into income	(3.4)	(1.5)	(7.3)	(2.2)

Natural Gas Swap Contracts. Our natural gas swap contracts result in fixed natural gas purchase prices ranging from $6.05 per MMBtu to $10.04 per MMBtu through September 2010. Our outstanding natural gas swap contracts at June 30, 2009 and September 30, 2008 are presented below.

	Hedged MMBtu
Rate benchmark	June 30, 2009	September 30, 2008
NYMEX natural gas	471,667	669,000

The effects of our natural gas swap contracts on the consolidated statements of operations are presented below.

	Three months ended June 30,		Nine months ended June 30,
	2009	2008	2009	2008
	(in millions)
Gain (loss) recognized in other comprehensive loss	$0.8	$(0.1)	$—	$(0.5)
Gain (loss) reclassified from accumulated other comprehensive loss into income	(1.4)	0.4	(2.7)	0.3
Ineffectiveness loss recognized in income	(0.2)	—	(0.2)	—

Foreign Currency Forward Contracts. Our outstanding foreign currency forward contracts at June 30, 2009 and September 30, 2008 are presented below.

	Hedged Canadian dollars
Rate benchmark	June 30, 2009	September 30, 2008
	(in millions)
Canadian dollar	28.0	28.0

Gains and losses on our foreign currency forward contracts are included in selling, general, and administrative expenses, where they offset the transaction losses and gains recorded in connection with the intercompany loans. The effects of our foreign currency forward contracts on the consolidated statements of operations are presented below.

	Three months ended June 30,		Nine months ended June 30,
	2009	2008	2009	2008
	(in millions)
Gain (loss) recognized in income	$(1.8)	$(0.3)	$2.2	$0.2

The fair values of our derivative contracts are presented below.

	June 30, 2009		September 30, 2008
	Balance sheet location	Fair value	Balance sheet location	Fair value
	(in millions)
Asset derivatives:
Derivatives not designated as hedging instruments:
Foreign currency forwards			Other noncurrent assets	$1.2

Liability derivatives:
Derivatives designated as hedging instruments:
Interest rate swaps	Other noncurrent liabilities	$22.1	Other noncurrent liabilities	$11.6
Natural gas swaps	Other current liabilities	1.4	Other current liabilities	1.2

		23.5		12.8
Derivatives not designated as hedging instruments:
Foreign currency forwards	Other noncurrent liabilities	1.3

		$24.8		$12.8

Note 8. Retirement Plans

The components of net periodic benefit cost for defined benefit pension plans and other postretirement benefit plans are as follows.

	Defined benefit pension plans
	Three months ended June 30,		Nine months ended June 30,
	2009	2008	2009	2008
	(in millions)
Components of net periodic benefit cost:
Service cost	$1.0	$1.1	$3.0	$3.8
Interest cost	5.8	5.3	17.4	15.9
Expected return on plan assets	(5.5)	(6.7)	(16.3)	(20.4)
Amortization of prior service cost	0.2	0.2	0.6	0.6
Amortization of net loss	0.9	0.2	2.5	0.5
Loss due to settlement or curtailment	—	—	—	1.4
Other	—	—	—	0.1

Net periodic benefit cost	$2.4	$0.1	$7.2	$1.9

	Other postretirement benefit plans
	Three months ended June 30,		Nine months ended June 30,
	2009	2008	2009	2008
	(in millions)
Components of net periodic benefit:
Service cost	$0.1	$—	$0.2	$0.1
Interest cost	0.1	—	0.4	0.4
Amortization of prior service credit	(0.8)	(0.9)	(2.5)	(2.3)
Amortization of net gain	(0.4)	(0.3)	(1.2)	(0.8)
Gain due to settlement or curtailment	—	—	—	(0.8)

Net periodic benefit	$(1.0)	$(1.2)	$(3.1)	$(3.4)

During the nine months ended June 30, 2008, we amended the Mueller Water Products, Inc. Flexible Benefits Plan, a retiree medical coverage plan for U.S. Pipe employees, to eliminate the payment of benefits beyond age 65. This amendment decreased our liability for the plan by $8.8 million and resulted in an after-tax decrease in accumulated other comprehensive loss of $5.4 million. We also amended the Mueller Co. Retirement Plan for Employees at Selected Locations for employees at our Decatur, Illinois facility. This amendment provided additional employee benefits and as a result, we recorded a decrease in the funded status of the plan of $2.4 million and an after-tax increase in accumulated other comprehensive loss of $1.5 million.

During the nine months ended June 30, 2008, our actuary revised its analysis to account for the shutdown of manufacturing operations at U.S. Pipe’s Burlington facility. The revised analysis resulted in a decrease in the funded status of the plan of $7.7 million and an after-tax increase in accumulated other comprehensive loss of $4.6 million. We recorded pension plan curtailment expense of $1.2 million, partially offset by an other postretirement benefit plan curtailment gain of $0.8 million, which was included in restructuring charges for the three months ended June 30, 2008.

The amortization of unrecognized prior year service cost and of actuarial net losses, net of tax, are recorded as components of accumulated other comprehensive loss. We recorded increases to accumulated other comprehensive loss of $0.1 million and $0.4 million during the three months and nine months ended June 30, 2009, respectively and decreases to accumulated other comprehensive loss of $0.5 million and $1.3 million during the three months and nine months ended June 30, 2008, respectively, for this amortization.

During the nine months ended June 30, 2009, we contributed approximately $3.3 million to our defined benefit pension plans. We estimate total pension plan contributions during our fiscal year ending September 30, 2009 will be $20 million to $25 million. We also expect to contribute $0.7 million to our other postretirement benefit plans in fiscal 2009.

Note 9. Stock-based Compensation Plans

During the three months and nine months ended June 30, 2009, we granted instruments under our Mueller Water Products, Inc. Amended and Restated 2006 Stock Incentive Plan and Mueller Water Products, Inc. 2006 Employee Stock Purchase Plan as follows.

	Number of instruments	Weighted average fair value per instrument	Total fair value
	(in millions except per instrument value)
Three months ended June 30, 2009:
Restricted stock units	—	$4.07	$0.2
Non-qualified stock options	—	1.46	0.1
Employee stock purchase plan instruments	0.1	2.51	0.2

	0.1		$0.5

Nine months ended June 30, 2009:
Restricted stock units	0.8	$5.60	$4.5
Non-qualified stock options	1.5	2.07	3.1
Employee stock purchase plan instruments	0.2	2.76	0.5

	2.5		$8.1

We recorded stock-based compensation expense of $3.0 million and $10.1 million for the three months and nine months ended June 30, 2009, respectively, and $3.2 million and $9.6 million for the three months and nine months ended June 30, 2008, respectively. At June 30, 2009, there was approximately $10.1 million of unrecognized compensation expense related to stock awards.

We recorded net losses for the three months and nine months ended June 30, 2009. Because the effect of including normally dilutive securities in the earnings per share calculation would have been antidilutive, all stock-based compensation instruments were excluded from the calculation of diluted net loss per share for the three months and nine months ended June 30, 2009. For the three months and nine months ended June 30, 2008, 4.7 million instruments and 4.5 million instruments, respectively, were similarly excluded from the calculation of diluted net income per share.

Note 10. Supplemental Balance Sheet Information

Selected supplemental balance sheet information is presented below.

	June 30, 2009	September 30, 2008
	(in millions)
Inventories:
Purchased materials and manufactured parts	$58.1	$64.9
Work in process	91.7	117.7
Finished goods	233.3	276.8

	$383.1	$459.4

Property, plant and equipment, net:
Land	$24.3	$25.7
Buildings	94.3	97.4
Machinery and equipment	624.4	623.0
Construction in progress	18.1	23.9
Other	5.9	6.1

	767.0	776.1
Accumulated depreciation	(470.2)	(419.3)

	$296.8	$356.8

Other current liabilities:
Compensation and benefits	$39.9	$49.6
Cash discounts and rebates	10.7	21.3
Taxes other than income taxes	11.7	19.0
Interest	6.2	14.2
Warranty	5.6	6.5
Severance	0.4	1.4
Restructuring	3.9	0.9
Income taxes	0.1	6.2
Environmental	0.5	0.5
Other	10.8	9.4

	$89.8	$129.0

Note 11. Comprehensive Income (Loss)

Comprehensive income (loss) for the three months and nine months ended June 30 is presented below.

	Three months ended June 30,		Nine months ended June 30,
	2009	2008	2009	2008
	(in millions)
Net income (loss)	$(19.0)	$20.3	$(985.8)	$24.4
Adjustments:
Net unrealized gain (loss) on derivative instruments	6.4	8.7	(10.6)	(7.5)
Less income tax effect	(2.6)	(3.5)	4.1	3.0

	3.8	5.2	(6.5)	(4.5)

Foreign currency translation	5.0	1.0	(7.5)	(0.7)

Minimum pension liability	(0.2)	(1.0)	(0.4)	(3.5)
Less income tax effect	0.1	0.4	0.1	1.4

	(0.1)	(0.6)	(0.3)	(2.1)

Comprehensive income (loss)	$(10.3)	$25.9	$(1,000.1)	$17.1

Accumulated other comprehensive loss is presented below.

	June 30, 2009	September 30, 2008
	(in millions)
Net unrealized loss on derivatives	$(14.1)	$(7.6)
Foreign currency translation	(0.1)	7.4
Minimum pension liability	(19.7)	(19.4)

Accumulated other comprehensive loss	$(33.9)	$(19.6)

Note 12. Non-cash Investing and Financing Activities

During the nine months ended June 30, 2009, we resolved certain tax matters relating to Mueller Co. and Anvil involving periods prior to the Mueller Acquisition. The resolution of these matters had the effect of decreasing goodwill and accrued liabilities by $2.0 million each.

During the nine months ended June 30, 2008, we amended a retiree medical coverage plan within U.S. Pipe and a defined benefit pension plan within Mueller Co. These amendments had the following impact on our condensed consolidated balance sheet (in millions).

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

Note 13. Segment Information

Segment assets consist primarily of receivables, inventories, property, plant and equipment and intangible assets. Summarized financial information for our segments is as follows.

	Three months ended June 30,		Nine months ended June 30,
	2009	2008	2009	2008
	(in millions)
Net sales, excluding intersegment sales:
Mueller Co.	$154.6	$203.0	$389.0	$533.5
U.S. Pipe	96.7	167.7	305.6	392.6
Anvil	111.9	157.8	358.5	436.3

	$363.2	$528.5	$1,053.1	$1,362.4

Intersegment sales:
Mueller Co.	$4.4	$6.4	$13.0	$15.8
U.S. Pipe	0.8	0.7	1.6	1.9
Anvil	0.1	0.1	0.4	0.5

	$5.3	$7.2	15.0	$18.2

Depreciation and amortization:
Mueller Co.	$12.7	$12.3	$38.2	$37.2
U.S. Pipe	4.3	5.4	16.6	16.7
Anvil	4.4	5.0	13.0	15.0
Corporate	0.2	0.1	0.5	0.4

	$21.6	$22.8	$68.3	$69.3

Restructuring and impairment:
Mueller Co.	$0.7	$—	$820.1	$—
U.S. Pipe	1.5	0.2	100.9	17.9
Anvil	1.7	—	95.6	—
Corporate	—	—	0.2	—

	$3.9	$0.2	$1,016.8	$17.9

Income (loss) from operations:
Mueller Co.	$12.9	$40.4	$(795.4)	$92.6
U.S. Pipe	(18.3)	2.9	(135.1)	(15.2)
Anvil	5.0	21.9	(55.5)	50.7
Corporate	(8.1)	(11.6)	(27.8)	(30.1)

	$(8.5)	$53.6	$(1,013.8)	$98.0

Capital expenditures:
Mueller Co.	$1.7	$5.0	$7.8	$13.8
U.S. Pipe	1.6	15.3	7.1	38.3
Anvil	1.8	3.0	7.5	8.5
Corporate	—	0.2	0.3	0.2

	$5.1	$23.5	$22.7	$60.8

	Mueller Co.	U.S. Pipe	Anvil	Corporate	Total
	(in millions)
Total assets:
June 30, 2009	$957.1	$280.9	$390.9	$172.7	$1,801.6
September 30, 2008	1,841.1	471.9	517.0	260.2	3,090.2
Goodwill:
June 30, 2009	$—	$—	$—	$—	$—
September 30, 2008	719.2	59.5	92.8	—	871.5
Identifiable intangible assets, net:
June 30, 2009	$584.9	$10.7	$78.5	$—	$674.1
September 30, 2008	697.3	11.4	81.1	—	789.8

Note 14. Commitments and Contingencies

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

U.S. Pipe and a number of co-defendant foundry-related companies were named in a putative civil class action case originally filed in April 2005 in the Circuit Court of Calhoun County, Alabama, and removed by defendants to the U.S. District Court for the Northern District of Alabama under the Class Action Fairness Act. The putative plaintiffs in the case filed an amended complaint with the U.S. District Court in December 2006. The amended complaint alleged state law tort claims (negligence, failure to warn, wantonness, nuisance, trespass and outrage) arising from creation and disposal of “foundry sand” alleged to contain harmful levels of PCBs and other toxins, including arsenic, cadmium, chromium, lead and zinc. The plaintiffs originally sought damages for real and personal property and for other unspecified personal injury. In June 2007, a Motion to Dismiss was granted to U.S. Pipe and certain co-defendants as to the claims for negligence, failure to warn, nuisance, trespass and outrage. The remainder of the complaint was dismissed with leave to file an amended complaint. On July 6, 2007, plaintiffs filed a second amended complaint, which dismissed prior claims relating to U.S. Pipe’s former facility located at 2101 West 10th Street in Anniston, Alabama and no longer alleges personal injury claims. Plaintiffs filed a third amended complaint on July 27, 2007. U.S. Pipe and the other defendants have moved to dismiss the third amended complaint. In September 2008, the court issued an order on the motion, dismissing the claims for wantonness and permitting the plaintiffs to move forward with their claims of nuisance, trespass and negligence. Management believes that numerous procedural and substantive defenses are available. We currently have no basis to form a view with respect to the probability or amount of liability in this matter.

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

Walter Energy-related Income Taxes. Each member of a consolidated group for federal income tax purposes is severally liable for the federal income tax liability of each other member of the consolidated group for any year in which it is a member of the group at any time during such year. Each member of the Walter Energy consolidated group, which included the Company through December 14, 2006, is also jointly and severally liable for pension and benefit funding and termination liabilities of other group members, as well as certain benefit plan taxes. Accordingly, we could be liable under such provisions in the event any such liability is incurred, and not discharged, by any other member of the Walter Energy consolidated group for any period during which we were included in the Walter Energy consolidated group.

A dispute exists with regard to federal income taxes for fiscal years 1980 through 1994 allegedly owed by the Walter Energy consolidated group, which included U.S. Pipe during these periods. According to Walter Energy’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, Walter Energy’s management estimated that the amount of tax claimed by the Internal Revenue Service was approximately $34.0 million for issues currently in dispute in bankruptcy court for matters unrelated to us. This amount is subject to interest and penalties. In addition, the Internal Revenue Service has issued a Notice of Proposed Deficiency assessing additional tax of $82.2 million for the fiscal years ended May 31, 2000, December 31, 2000 and December 31, 2001. As a matter of law, the Company is jointly and severally liable for any final tax determination, which means that in the event Walter Energy is unable to pay any amounts owed, we would be liable. Walter Energy disclosed in the above mentioned Form 10-Q that it believes its filing positions have substantial merit and that it intends to defend vigorously any claims asserted.

Walter Energy effectively controlled all of our tax decisions for periods during which we were a member of the Walter Energy consolidated federal income tax group and certain combined, consolidated or unitary state and local income tax groups. Under the terms of the income tax allocation agreement between us and Walter Energy dated May 26, 2006, we generally compute our tax liability on a stand-alone basis, but Walter Energy has sole authority to respond to and conduct all tax proceedings (including tax audits) relating to our federal income and combined state returns, to file all such returns on our behalf and to determine the amount of our liability to (or entitlement to payment from) Walter Energy for such previous periods. This arrangement may result in conflicts between Walter Energy and us. The Spin-off was intended to qualify as a tax-free spin-off under Section 355 of the Internal Revenue Code of 1986, as amended. In addition, the tax allocation agreement provides that if the Spin-off is determined not to be tax-free pursuant to Section 355 of the Internal Revenue Code of 1986, as amended, we generally will be responsible for any taxes incurred by Walter Energy or its shareholders if such taxes result from certain of our actions or omissions and for a percentage of any such taxes that are not a result of our actions or omissions or Walter Energy’s actions or omissions or taxes based upon our market value relative to Walter Energy’s market value. Additionally, to the extent that Walter Energy was unable to pay taxes, if any, attributable to the Spin-off and for which it is responsible under the tax allocation agreement, we could be liable for those taxes as a result of being a member of the Walter Energy consolidated group for the year in which the Spin-off occurred.

Other. In our opinion, accruals associated with contingencies incurred in the normal course of business are sufficient. Resolution of existing known contingencies is not expected to affect our financial position or results of operations significantly.

Note 15. Subsequent Events

We have evaluated these financial statements for subsequent events through the filing of these financial statements with the Securities and Exchange Commission on August 10, 2009.

On July 29, 2009, we declared a dividend of $0.0175 per share on our Series A common stock, payable on August 20, 2009 to stockholders of record at the close of business on August 10, 2009.

Note 16. Consolidating Guarantor and Non-Guarantor Financial Information

The following information is included as a result of the guarantee by certain of our wholly-owned U.S. subsidiaries, both direct and indirect, (the “Guarantor Companies”) of the Notes. None of our other subsidiaries guarantee the Notes. Each of the guarantees is joint and several and full and unconditional. The Guarantor Companies at June 30, 2009 are as follows.

Name	State of incorporation or organization
Anvil 1, LLC	Delaware
Anvil 2, LLC	Delaware
Anvilstar, LLC	Delaware
Anvil International, LP	Delaware
Fast Fabricators, LLC	Delaware
Henry Pratt Company, LLC	Delaware
Henry Pratt International, LLC	Delaware
Hersey Meters Co., LLC	Delaware
Hunt Industries, LLC	Delaware
Hydro Gate, LLC	Delaware
James Jones Company, LLC	Delaware
J.B. Smith Mfg. Co., LLC	Delaware
MCO 1, LLC	Alabama
MCO 2, LLC	Alabama
Milliken Valve, LLC	Delaware
Mueller Co. Ltd.	Alabama
Mueller Financial Services, LLC	Delaware
Mueller Group, LLC	Delaware
Mueller International, Inc.	Delaware
Mueller International, L.L.C.	Delaware
Mueller International Finance, Inc.	Delaware
Mueller International Finance, L.L.C.	Delaware
Mueller Service California, Inc.	Delaware
Mueller Service Co., LLC	Delaware
Mueller Technologies, LLC	Delaware
United States Pipe and Foundry Company, LLC	Alabama
U.S. Pipe Valve & Hydrant, LLC	Delaware

Mueller Water Products, Inc. and Subsidiaries

Consolidating Balance Sheet

June 30, 2009

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
	(in millions)
Assets:
Cash and cash equivalents	$65.2	$(0.1)	$15.0	$—	$80.1
Receivables, net	—	179.7	31.7	—	211.4
Inventories	—	327.4	55.7	—	383.1
Deferred income taxes	43.8	—	0.3	—	44.1
Other current assets	45.2	35.8	2.0	—	83.0

Total current assets	154.2	542.8	104.7	—	801.7
Property, plant and equipment	2.4	278.6	15.8	—	296.8
Goodwill	—	—	—	—	—
Identifiable intangible assets, net	—	674.1	—	—	674.1
Other noncurrent assets	24.6	2.9	1.5	—	29.0
Investment in subsidiaries	(91.5)	25.7	—	65.8	—

Total assets	$89.7	$1,524.1	$122.0	$65.8	$1,801.6

Liabilities and equity:
Current portion of debt	$18.6	$0.7	$—	$—	$19.3
Accounts payable	4.7	72.7	11.9	—	89.3
Other current liabilities	21.7	63.6	4.5	—	89.8

Total current liabilities	45.0	137.0	16.4	—	198.4
Intercompany accounts	(1,492.4)	1,412.9	79.5	—	—
Long-term debt	940.9	1.0	—	—	941.9
Deferred income taxes	227.3	—	0.3	—	227.6
Other noncurrent liabilities	35.5	64.7	0.1	—	100.3

Total liabilities	(243.7)	1,615.6	96.3	—	1,468.2
Equity	333.4	(91.5)	25.7	65.8	333.4

Total liabilities and equity	$89.7	$1,524.1	$122.0	$65.8	$1,801.6

Mueller Water Products, Inc. and Subsidiaries

Consolidating Balance Sheet

September 30, 2008

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
	(in millions)
Assets:
Cash and cash equivalents	$179.1	$(4.6)	$9.4	$—	$183.9
Receivables, net	—	256.5	41.7	—	298.2
Inventories	—	392.1	67.3	—	459.4
Deferred income taxes	47.9	—	0.3	—	48.2
Other current assets	20.5	37.6	2.5	—	60.6

Total current assets	247.5	681.6	121.2	—	1,050.3
Property, plant and equipment	2.6	338.0	16.2	—	356.8
Goodwill	—	871.5	—	—	871.5
Identifiable intangible assets, net	—	789.8	—	—	789.8
Other noncurrent assets	18.3	1.7	1.8	—	21.8
Investment in subsidiaries	901.4	18.5	—	(919.9)	—

Total assets	$1,169.8	$2,701.1	$139.2	$(919.9)	$3,090.2

Liabilities and equity:
Current portion of debt	$8.9	$0.8	$—	$—	$9.7
Accounts payable	8.3	132.8	14.9	—	156.0
Other current liabilities	39.5	82.2	7.3	—	129.0

Total current liabilities	56.7	215.8	22.2	—	294.7
Intercompany accounts	(1,619.7)	1,521.6	98.1	—	—
Long-term debt	1,084.7	1.1	—	—	1,085.8
Deferred income taxes	295.5	—	0.3	—	295.8
Other noncurrent liabilities	23.7	61.2	0.1	—	85.0

Total liabilities	(159.1)	1,799.7	120.7	—	1,761.3
Equity	1,328.9	901.4	18.5	(919.9)	1,328.9

Total liabilities and equity	$1,169.8	$2,701.1	$139.2	$(919.9)	$3,090.2

Mueller Water Products, Inc. and Subsidiaries

Consolidating Statement of Operations

Three Months Ended June 30, 2009

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
	(in millions)
Net sales	$—	$300.0	$63.2	$—	$363.2
Cost of sales	—	249.9	55.5	—	305.4

Gross profit	—	50.1	7.7	—	57.8

Operating expenses:
Selling, general and administrative	7.9	46.0	8.5	—	62.4
Impairment	—	—	—	—	—
Restructuring	—	3.9	—	—	3.9

Total operating expenses	7.9	49.9	8.5	—	66.3

Income (loss) from operations	(7.9)	0.2	(0.8)	—	(8.5)
Interest expense (income), net	17.3	(0.1)	—	—	17.2
Loss on early extinguishment of debt	2.3	—	—	—	2.3
Gain on repurchase of debt	—	—	—	—	—

Income (loss) before income taxes	(27.5)	0.3	(0.8)	—	(28.0)
Income tax expense (benefit)	(9.5)	0.7	(0.2)	—	(9.0)
Equity in loss of subsidiaries	(1.0)	(0.6)	—	1.6	—

Net loss	$(19.0)	$(1.0)	$(0.6)	$1.6	$(19.0)

Mueller Water Products, Inc. and Subsidiaries

Consolidating Statement of Operations

Nine Months Ended June 30, 2009

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
	(in millions)
Net sales	$—	$884.1	$169.0	$—	$1,053.1
Cost of sales	—	717.9	147.5	—	865.4

Gross profit	—	166.2	21.5	—	187.7

Operating expenses:
Selling, general and administrative	26.9	136.9	20.9	—	184.7
Impairment	—	970.9	—	—	970.9
Restructuring	0.2	45.7	—	—	45.9

Total operating expenses	27.1	1,153.5	20.9	—	1,201.5

Income (loss) from operations	(27.1)	(987.3)	0.6	—	(1,013.8)
Interest expense (income), net	51.2	(0.1)	—	—	51.1
Loss on early extinguishment of debt	2.3	—	—	—	2.3
Gain on repurchase of debt	(1.5)	—	—	—	(1.5)

Income (loss) before income taxes	(79.1)	(987.2)	0.6	—	(1,065.7)
Income tax expense (benefit)	(26.1)	(54.0)	0.2	—	(79.9)
Equity in income (loss) of subsidiaries	(932.8)	0.4	—	932.4	—

Net income (loss)	$(985.8)	$(932.8)	$0.4	$932.4	$(985.8)

Mueller Water Products, Inc. and Subsidiaries

Consolidating Statement of Operations

Three Months Ended June 30, 2008

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
	(in millions)
Net sales	$—	$438.2	$90.3	$—	$528.5
Cost of sales	—	329.1	76.0	—	405.1

Gross profit	—	109.1	14.3	—	123.4

Operating expenses:
Selling, general and administrative	11.1	49.4	9.1	—	69.6
Restructuring	—	0.2	—	—	0.2

Total operating expenses	11.1	49.6	9.1	—	69.8

Income (loss) from operations	(11.1)	59.5	5.2	—	53.6
Interest expense (income), net	17.7	0.2	(0.4)	—	17.5

Income (loss) before income taxes	(28.8)	59.3	5.6	—	36.1
Income tax expense (benefit)	(13.6)	27.0	2.4	—	15.8
Equity in income of subsidiaries	35.5	3.2	—	(38.7)	—

Net income	$20.3	$35.5	$3.2	$(38.7)	$20.3

Mueller Water Products, Inc. and Subsidiaries

Consolidating Statement of Operations

Nine Months Ended June 30, 2008

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
	(in millions)
Net sales	$—	$1,144.2	$218.2	$—	$1,362.4
Cost of sales	—	857.7	188.1	—	1,045.8

Gross profit	—	286.5	30.1	—	316.6

Operating expenses:
Selling, general and administrative	29.3	144.9	26.5	—	200.7
Restructuring	—	17.9	—	—	17.9

Total operating expenses	29.3	162.8	26.5	—	218.6

Income (loss) from operations	(29.3)	123.7	3.6	—	98.0
Interest expense (income), net	55.1	0.1	(0.4)	—	54.8

Income (loss) before income taxes	(84.4)	123.6	4.0	—	43.2
Income tax expense (benefit)	(36.7)	53.8	1.7	—	18.8
Equity in income of subsidiaries	72.1	2.3	—	(74.4)	—

Net income	$24.4	$72.1	$2.3	$(74.4)	$24.4

Mueller Water Products, Inc. and Subsidiaries

Consolidating Statement of Cash Flows

Nine Months Ended June 30, 2009

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
	(in millions)
Operating activities:
Net cash provided by operating activities	$34.5	$27.7	$6.1	$—	$68.3

Investing activities:
Capital expenditures	(0.3)	(19.4)	(3.0)	—	(22.7)
Acquisition of technology	—	(8.7)	—	—	(8.7)
Proceeds from sales of property, plant and equipment	—	0.5	3.9	—	4.4

Net cash provided by (used in) investing activities	(0.3)	(27.6)	0.9	—	(27.0)

Financing activities:
Increase in outstanding checks	—	4.4	—	—	4.4
Debt borrowings	539.4	—	—	—	539.4
Debt paid and repurchased	(672.1)	—	—	—	(672.1)
Payment of deferred financing fees	(9.9)	—	—	—	(9.9)
Common stock issued	0.6	—	—	—	0.6
Dividends paid	(6.1)	—	—	—	(6.1)

Net cash provided by (used in) financing activities	(148.1)	4.4	—	—	(143.7)

Effect of currency exchange rate changes on cash	—	—	(1.4)	—	(1.4)

Net change in cash and cash equivalents	(113.9)	4.5	5.6	—	(103.8)
Cash and cash equivalents at beginning of period	179.1	(4.6)	9.4	—	183.9

Cash and cash equivalents at end of period	$65.2	$(0.1)	$15.0	$—	$80.1

Mueller Water Products, Inc. and Subsidiaries

Consolidating Statement of Cash Flows

Nine Months Ended June 30, 2008

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
	(in millions)
Operating activities:
Net cash provided by (used in) operating activities	$58.6	$55.9	$(8.6)	$—	$105.9

Investing activities:
Capital expenditures	(0.2)	(58.3)	(2.3)	—	(60.8)
Proceeds from sale of property, plant and equipment	—	7.4	—	—	7.4

Net cash used in investing activities	(0.2)	(50.9)	(2.3)	—	(53.4)

Financing activities:
Decrease in outstanding checks	—	(0.9)	—	—	(0.9)
Debt paid	(3.8)	—	—	—	(3.8)
Common stock issued	1.3	—	—	—	1.3
Dividends paid	(6.0)	—	—	—	(6.0)

Net cash used in financing activities	(8.5)	(0.9)	—	—	(9.4)

Effect of currency exchange rate changes on cash	—	—	(0.1)	—	(0.1)

Net change in cash and cash equivalents	49.9	4.1	(11.0)	—	43.0
Cash and cash equivalents at beginning of period	90.2	(8.6)	17.3	—	98.9

Cash and cash equivalents at end of period	$140.1	$(4.5)	$6.3	$—	$141.9

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto that appear in the Company’s Annual Report on Form 10-K for the year ended September 30, 2008 and with the condensed consolidated financial statements that appear elsewhere in this report. This report contains certain statements that may be deemed “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). All statements, other than statements of historical fact, that address activities, events or developments that the Company’s management intends, expects, projects, believes or anticipates will or may occur in the future are forward-looking statements. Such statements are based upon certain assumptions and assessments made by management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. The forward-looking statements included in this report are also subject to a number of material risks and uncertainties, including but not limited to economic, competitive, governmental and technological factors affecting our operations, markets, products, services and prices, Such forward-looking statements are not guarantees of future performance, and actual results, developments and business decisions may differ from those envisaged by such forward-looking statements. Actual results and the timing of events may differ significantly from those projected in such forward-looking statements due to a number of factors, including those set forth in the section entitled “Risk Factors” in Item 1A of the Annual Report on Form 10-K and this Quarterly Report on Form 10-Q.

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

We are dependent upon residential and municipal water infrastructure construction activities, which are seasonal due to the impact of cold weather conditions. Net sales and operating results have historically been lowest in the three month periods ending December 31 and March 31 when the northern United States and all of Canada generally experience weather that significantly restricts construction activity.

A significant portion of our net sales is directly related to residential construction, municipal water infrastructure and non-residential construction activity in the United States. Various external sources forecast annualized housing starts will drop 35% to 40% in calendar 2009 compared to calendar 2008. We expect residential construction to remain at historically low levels for the near term. In addition, we expect municipal water infrastructure spending in the near term to be influenced adversely by the relatively recent events related to (a)

higher cost of credit, (b) uncertainties regarding federal economic stimulus activities and (c) the municipalities’ individual fiscal conditions. We also expect non-residential construction to continue to decrease as a result of a slowdown in general economic activity.

As a result of the economic downturn, most of our manufacturing facilities are operating significantly below their optimal capacities. Since the end of fiscal 2008, we have reduced headcount, consolidated facilities, reduced operating days and reduced overall spending activities in response to lower demand for our products. During the three months ended June 30, 2009, however, we increased production compared to the previous three month period due to a seasonal uptick in demand at Mueller Co. and U.S. Pipe. We continually monitor our production activities in response to evolving business conditions and expect to take additional steps to reduce inventories further and best manage our available resources. Restructuring actions at U.S. Pipe’s North Birmingham facility resulted in lower fixed costs, reduced capacity and a $38.5 million non-cash restructuring charge, primarily for impairment of property, plant and equipment, during the nine months ended June 30, 2009.

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

In conjunction with the testing of goodwill for impairment, we also compared the estimated fair values of our identified other intangible assets to their respective carrying values and determined that the carrying amount of trade names at Mueller Co. had been impaired. At March 31, 2009, we recorded an impairment charge against these assets of $101.4 million. Mueller Co.’s trade names have a remaining carrying value of $263.0 million at June 30, 2009.

A significant portion of our pension plan assets is invested in equity securities. The overall deterioration of U.S. and international equity markets has caused the fair market value of these assets to decline. If equity markets continue to perform poorly, we will reduce our estimated long-term rate of return on these assets, which will cause pension expense to increase and require higher levels of Company contributions to these plans. Changes in pension expense and contribution requirements may be spread over many years. Our estimated long-term rate of return on pension plan assets is based on historical data over many years, forward-looking information and the investment allocations of the pension plan assets. The total market values of our U.S. pension plan assets were $226.3 million and $270.9 million at June 30, 2009 and September 30, 2008, respectively. During the three months ended June 30, 2009, the investment performance of these assets was a gain of $22.7 million and, for the three months ended March 31, 2009 and December 31, 2008, the investment performance of these assets were losses of $16.2 million and $33.4 million, respectively.

We amended our 2007 Credit Agreement in June 2009. The amendment resulted in, among other things, increased covenant flexibility and increased interest rates. We prepaid $125 million of borrowings under the 2007 Credit Agreement in June and incurred a loss on early extinguishment of debt of $2.3 million. As part of our ongoing efforts to reduce leverage, we expect to prepay approximately $25 million on August 14, 2009 from cash available to us. At June 30, 2009, the applicable margin on outstanding borrowings under the 2007 Credit Agreement was 550 basis points, which was 375 basis points higher than the applicable margin immediately prior to the date of the amendment. Interest expense is expected to be significantly higher under the amended 2007 Credit Agreement.

Results of Operations

Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008

	Three months ended June 30, 2009
	Mueller Co.	U.S. Pipe	Anvil	Corporate	Total
	(in millions)
Net sales	$154.6	$96.7	$111.9	$—	$363.2

Gross profit (loss)	$35.8	$(6.0)	$28.1	$(0.1)	$57.8

Operating expenses:
Selling, general and administrative	22.2	10.8	21.4	8.0	62.4
Impairment	—	—	—	—	—
Restructuring	0.7	1.5	1.7	—	3.9

Total operating expenses	22.9	12.3	23.1	8.0	66.3

Income (loss) from operations	$12.9	$(18.3)	$5.0	$(8.1)	(8.5)

Interest expense, net					17.2
Loss on early extinguishment of debt					2.3

Loss before income taxes					(28.0)
Income tax benefit					(9.0)

Net loss					$(19.0)

	Three months ended June 30, 2008
	Mueller Co.	U.S. Pipe	Anvil	Corporate	Total
	(in millions)
Net sales	$203.0	$167.7	$157.8	$—	$528.5

Gross profit	$63.9	$13.5	$46.0	$—	$123.4

Operating expenses:
Selling, general and administrative	23.5	10.4	24.1	11.6	69.6
Restructuring	—	0.2	—	—	0.2

Total operating expenses	23.5	10.6	24.1	11.6	69.8

Income (loss) from operations	$40.4	$2.9	$21.9	$(11.6)	53.6

Interest expense, net					17.5

Income before income taxes					36.1
Income tax expense					15.8

Net income					$20.3

Consolidated Analysis

Net sales for the three months ended June 30, 2009 were $363.2 million compared to $528.5 million in the prior year period. Net sales decreased $176.0 million due to lower shipment volumes and $9.3 million due to unfavorable changes in Canadian currency exchange rates. These declines were partially offset by $20.0 million from price increases.

Gross profit for the three months ended June 30, 2009 was $57.8 million compared to $123.4 million in the prior year period. Lower shipment volumes reduced gross profit by $53.3 million. Gross profit also decreased due to higher per-unit overhead costs on products sold due to lower production of $38.2 million and higher raw material costs of $8.5 million. These decreases were partially offset by higher sales prices of $20.0 million and manufacturing cost saving actions of $11.8 million. Gross margin decreased to 15.9% for the three months ended June 30, 2009 compared to 23.3% in the prior year period. Gross margin decreased primarily due to higher per-unit overhead costs on products sold, especially at Mueller Co. and U.S. Pipe. This decrease was partially offset by a higher proportion of shipments of higher margin products at Mueller Co. and Anvil.

Selling, general and administrative expenses for the three months ended June 30, 2009 and 2008 were $62.4 million and $69.6 million, respectively. Selling, general and administrative expenses declined primarily due to lower shipment volumes and cost saving actions. Selling, general and administrative expenses during the three months ended June 30, 2009 included bad debt expense of $3.9 million related to a specific customer.

During the three months ended June 30, 2009, we recorded restructuring charges of $3.9 million related primarily to headcount reductions.

Interest expense, net was $17.2 million during the three months ended June 30, 2009 compared to $17.5 million during the three months ended June 30, 2008. The components of interest expense, net for the three months ended June 30, 2009 and 2008 are detailed below.

	Three months ended June 30,
	2009	2008
	(in millions)
2007 Credit Agreement interest, including swap contracts	$8.6	$9.3
7 3/8% Senior Subordinated Notes interest	7.8	7.8
Deferred financing fee amortization	0.4	0.4
Other interest expense	0.7	0.9
Interest income	(0.3)	(0.9)

	$17.2	$17.5

Interest expense declined as a result of lower base interest rates and lower average debt outstanding, although these were partially offset by increased borrowing rates subsequent to the June 2009 amendment of the 2007 Credit Agreement. Interest income declined due to lower interest rates, despite higher invested cash balances during the current period.

The June 2009 amendment to our 2007 Credit Agreement resulted in a write off of unamortized deferred financing fees of $2.3 million as a loss on the early extinguishment of debt.

The income tax benefit of $9.0 million recorded during the three months ended June 30, 2009 represented an effective income tax rate of 32.1%. This rate differed from the federal statutory rate of 35% due primarily to writing off deferred tax assets that would not be realized for restricted stock units that vested during the three months ended June 30, 2009 at stock prices less than those when granted.

Segment Analysis

Mueller Co.

Net sales for the three months ended June 30, 2009 were $154.6 million compared to $203.0 million in the prior year period. Net sales decreased $55.5 million due to lower shipment volumes and $3.3 million due to lower Canadian currency exchange rates, partially offset by $10.4 million due to higher prices. Lower shipment volumes occurred for iron gate valves, fire hydrants and brass service products.

Gross profit for the three months ended June 30, 2009 was $35.8 million compared to $63.9 million in the prior year period. Gross profit decreased $21.6 million due to lower shipment volumes, $18.1 million due to higher per-unit overhead costs on products sold due to lower production and $5.7 million due to higher raw material costs. These decreases were partially offset by $10.4 million of higher sales prices and $5.8 million due to manufacturing cost saving actions. Gross margin was 23.2% for the three months ended June 30, 2009 compared to 31.5% in the prior year period. Gross margin decreased primarily due to higher per-unit overhead costs on products sold and a lower proportion of shipments of higher-margin products such as iron gate valves and fire hydrants in the current period.

Excluding restructuring charges, income from operations during the three months ended June 30, 2009 was $13.6 million compared to $40.4 million in the prior year period. This decline was primarily due to decreased gross profit. Selling, general and administrative expenses were $1.3 million lower in the three months ended June 30, 2009 compared to the prior year period primarily due to cost saving actions and lower shipment volumes. Selling, general and administrative expenses for the three months ended June 30, 2009 included $0.9 million of bad debt expense related to a specific customer.

U.S. Pipe

Net sales for the three months ended June 30, 2009 were $96.7 million compared to $167.7 million in the prior year period. Net sales decreased $70.1 million due to lower shipment volumes and $0.9 million due to lower prices.

Gross loss for the three months ended June 30, 2009 was $6.0 million compared to gross profit of $13.5 million in the prior year period. Gross profit decreased $17.9 million due to lower shipment volumes and $8.8 million due to higher per-unit overhead costs on products sold due to lower production. These factors were partially offset primarily by $4.2 million of manufacturing cost saving actions and $1.2 million of lower raw material costs. Gross margin was (6.2)% for the three months ended June 30, 2009 compared to 8.1% in the prior year period. Gross margin decreased primarily due to a lower proportion of shipments of higher-margin products and higher per-unit overhead costs on products sold in the current period.

During the three months ended June 30, 2009, we continued to reduce headcount in response to reduced demand for our products. We recorded restructuring charges of $1.5 million, mostly for severance.

Excluding the restructuring charges, the loss from operations was $16.8 million during the three months ended June 30, 2009 compared to income from operations of $3.1 million in the prior year period. This decrease was due to $19.5 million of lower gross profit and $0.4 million of higher selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended June 30, 2009 included $3.0 million of bad debt expense related to a specific customer. Otherwise, these expenses declined $2.6 million due to cost saving actions and lower shipment volumes.

Anvil

Net sales for the three months ended June 30, 2009 were $111.9 million compared to $157.8 million during the prior year period. Net sales decreased $50.4 million due to lower shipment volumes and $6.0 million due to unfavorable changes in Canadian currency exchange rates. These factors were partially offset by $10.5 million of higher prices.

Gross profit for the three months ended June 30, 2009 was $28.1 million compared to $46.0 million in the prior year period. Gross profit decreased $13.8 million due to lower shipment volumes, $11.3 million due to higher per-unit overhead costs on products sold due to lower production and $4.0 million of higher raw material costs. These decreases were partially offset by $10.5 million of higher sales prices and $1.8 million of manufacturing cost saving actions. Gross margin was 25.1% in the three months ended June 30, 2009 compared to 29.2% in the prior year period. Sales prices increased on a percentage basis more than raw material costs increased when compared to the prior year period. However, gross margin decreased overall primarily due to higher per-unit overhead costs on products sold.

During the three months ended June 30, 2009, we continued to reduce headcount in response to reduced demand for our products. We recorded restructuring charges of $1.7 million for severance.

Excluding the restructuring charges, income from operations for the three months ended June 30, 2009 was $6.7 million compared to $21.9 million in the prior year period. This decrease was due to $17.9 million of lower gross profit, partially offset by $2.7 million of lower selling, general and administrative expenses due to cost saving actions and lower shipment volumes.

Corporate

Corporate selling, general and administrative expenses were $8.0 million during the three months ended June 30, 2009 compared to $11.6 million during the prior year period. Lower corporate expenses reflect cost saving actions.

Nine Months Ended June 30, 2009 Compared to the Nine Months Ended June 30, 2008

	Nine months ended June 30, 2009
	Mueller Co.	U.S. Pipe	Anvil	Corporate	Total
	(in millions)
Net sales	$389.0	$305.6	$358.5	$—	$1,053.1

Gross profit (loss)	$89.3	$(6.3)	$104.8	$(0.1)	$187.7

Operating expenses:
Selling, general and administrative	64.6	27.9	64.7	27.5	184.7
Impairment	818.7	59.5	92.7	—	970.9
Restructuring	1.4	41.4	2.9	0.2	45.9

Total operating expenses	884.7	128.8	160.3	27.7	1,201.5

Loss from operations	$(795.4)	$(135.1)	$(55.5)	$(27.8)	(1,013.8)

Interest expense, net					51.1
Loss on early extinguishment of debt					2.3
Gain on repurchase of debt					(1.5)

Loss before income taxes					(1,065.7)
Income tax benefit					(79.9)

Net loss					$(985.8)

	Nine months ended June 30, 2008
	Mueller Co.	U.S. Pipe	Anvil	Corporate	Total
	(in millions)
Net sales	$533.5	$392.6	$436.3	$—	$1,362.4

Gross profit	$159.3	$33.4	$123.3	$0.6	$316.6

Operating expenses:
Selling, general and administrative	66.7	30.7	72.6	30.7	200.7
Restructuring	—	17.9	—	—	17.9

Total operating expenses	66.7	48.6	72.6	30.7	218.6

Income (loss) from operations	$92.6	$(15.2)	$50.7	$(30.1)	98.0

Interest expense, net					54.8

Income before income taxes					43.2
Income tax expense					18.8

Net income					$24.4

Consolidated Analysis

Net sales for the nine months ended June 30, 2009 were $1,053.1 million compared to $1,362.4 million in the prior year period. Net sales decreased to $380.4 million due to lower shipment volumes and $25.7 million due to unfavorable changes in Canadian currency exchange rates, partially offset by $96.8 million due to higher prices.

Gross profit for the nine months ended June 30, 2009 was $187.7 million compared to $316.6 million in the prior year period. Gross profit decreased $120.5 million due to lower shipment volumes, $80.2 million due to higher per-unit overhead costs on products sold due to lower production and $59.0 million due to higher raw material costs. These decreases were partially offset by $96.8 million of higher sales prices and $30.6 million of manufacturing cost saving actions. Gross margin was 17.8% for the nine months ended June 30, 2009 compared to 23.2% in the prior year period. Gross margin decreased primarily due to higher per-unit overhead costs on products sold. This decrease was partially offset by a higher proportion of shipments of higher margin products at Mueller Co. and Anvil.

Selling, general and administrative expenses for the nine months ended June 30, 2009 and 2008 were $184.7 million and $200.7 million, respectively. Anvil recognized a $3.5 million gain from the sale of a building, we recognized bad debt expense of $3.9 million related to a specific customer and we incurred non-recurring professional fees of $1.2 million related to the conversion of Series B common stock into Series A common stock during the nine months ended June 30, 2009. Selling, general and administrative expenses otherwise decreased for the nine months ended June 30, 2009 compared to the prior year period due to lower shipment volumes and cost saving actions.

During the nine months ended June 30, 2009, we recorded impairment charges of $970.9 million.

We suspended production throughout the Company for varying time periods during the nine months ended June 30, 2009 in response to reduced demand for our products, implemented temporary wage reductions, furloughs and reduced work weeks for certain employees. Since September 30, 2008, we have reduced headcount by approximately 17%. Severance expense incurred related to headcount reductions during the nine months ended June 30, 2009 was $7.4 million. Restructuring activities at U.S. Pipe’s North Birmingham facility resulted in lower fixed costs, reduced capacity and a $38.5 million non-cash restructuring charge, primarily for impairment of property, plant and equipment. Restructuring charges of $17.9 million during the nine months ended June 30, 2008 were related to the closure of manufacturing operation in Burlington, New Jersey.

Interest expense, net was $51.1 million during the nine months ended June 30, 2009 compared to $54.8 million during the nine months ended June 30, 2008. The components of interest expense, net for the nine months ended June 30, 2009 and 2008 are detailed below.

	Nine months ended June 30,
	2009	2008
	(in millions)
2007 Credit Agreement interest, including swap contracts	$26.1	$31.2
7 3/8% Senior Subordinated Notes interest	23.3	23.5
Deferred financing fee amortization	1.3	1.3
Other interest expense	1.8	2.1
Interest income	(1.4)	(3.3)

	$51.1	$54.8

Interest declined as a result of lower base interest rates and lower average debt outstanding. Interest income declined due to lower interest rates, despite higher invested cash balances during the current period.

The June 2009 amendment to our 2007 Credit Agreement resulted in a write off of unamortized deferred financing fees of $2.3 million as a loss on the early extinguishment of debt.

The November 2008 repurchase of $5.0 million in principal of the 7 3/8% Senior Subordinated Notes resulted in a gain of $1.5 million.

The income tax benefit of $79.9 million recorded during the nine months ended June 30, 2009 represented an effective income tax rate of 7.5%. There was very limited tax benefit associated with the goodwill impairment. Excluding goodwill impairment, the effective tax rate for the nine months ended June 30, 2009 would have been approximately 38.1% compared to the federal statutory rate of 35%. The effective tax rate for the nine months ended June 30, 2008 was approximately 44%.

Segment Analysis

Mueller Co.

Net sales for the nine months ended June 30, 2009 were $389.0 million compared to $533.5 million in the prior year period. Net sales decreased $166.7 million due to lower shipment volumes and $6.6 million due to lower Canadian currency exchange rates, partially offset by $28.8 million due to higher prices. Lower shipment volumes occurred for iron gate valves, fire hydrants and brass service products.

Gross profit for the nine months ended June 30, 2009 was $89.3 million compared to $159.3 million in the prior year period. Gross profit decreased $66.0 million due to lower shipment volumes, $33.8 million due to higher per-unit overhead costs on products sold due to lower production and $15.9 million due to higher raw material costs. These decreases were partially offset by $28.8 million due to higher sales prices and $16.0 million due to manufacturing cost saving actions. Gross margin was 23.0% for the nine months ended June 30, 2009 compared to 29.9% in the prior year period. Gross margin decreased primarily due to a lower proportion of shipments of higher-margin products such as iron gate valves and fire hydrants and higher per-unit overhead costs in the current period on products sold.

During the nine months ended June 30, 2009, we recorded impairment and restructuring charges of $820.1 million.

Excluding the impairment and restructuring charges, income from operations during the nine months ended June 30, 2009 was $24.7 million compared to $92.6 million in the prior year period. This decline was primarily due to decreased gross profit.

U.S. Pipe

Net sales for the nine months ended June 30, 2009 were $305.6 million compared to $392.6 million in the prior year period. Net sales decreased $119.8 million due to lower shipment volumes but increased $32.8 million due to higher prices.

Gross loss for the nine months ended June 30, 2009 was $6.3 million compared to gross profit of $33.4 million in the prior year period. Gross profit decreased $32.2 million due to higher raw material costs, $30.5 million due to lower shipment volumes and $24.2 million due to higher per-unit overhead costs on products sold due to lower production. These decreases were partially offset by $32.8 million of higher sales prices and $10.7 million of manufacturing cost saving actions. Gross margin was (2.1)% for the nine months ended June 30, 2009 compared to 8.5% in the prior year period. Gross margin decreased primarily due to a lower proportion of shipments of higher-margin products and higher per-unit overhead costs on products sold in the current period.

During the nine months ended June 30, 2009, we recorded impairment and restructuring charges of $100.9 million.

Excluding the impairment and restructuring charges, results from operations decreased $36.9 million during the nine months ended June 30, 2009 compared to the prior year period. This decrease was due to $39.7 million of lower gross profit partially offset by $2.8 million of lower selling, general and administrative expenses. Selling, general and administrative expenses declined due to lower shipment volumes and cost saving actions, after considering the impact of recording $3.2 million of bad debt expense related to a specific customer in the nine months ended June 30, 2009.

Anvil

Net sales for the nine months ended June 30, 2009 were $358.5 million compared to $436.3 during the prior year period. Net sales decreased $93.9 million due to lower shipment volumes and $19.1 million due to lower Canadian currency exchange rates. These factors were partially offset by $35.2 million of higher prices.

Gross profit for the nine months ended June 30, 2009 was $104.8 million compared to $123.3 million in the prior year period. Gross profit decreased $24.0 million due to lower shipment volumes, $22.2 million due to higher per-unit overhead costs on products sold due to lower production and $10.9 million due to higher raw material costs. These decreases were partially offset by $35.2 million of higher sales prices and $3.9 million of manufacturing cost saving actions. Gross margin was 29.2% in the nine months ended June 30, 2009 compared to 28.3% in the prior year period. Gross margin increased primarily due to higher proportion of shipments of higher-margin products and higher sales prices exceeding higher raw material costs, though these increases were partially offset by higher per-unit overhead costs on products sold.

During the nine months ended June 30, 2009, we recorded impairment and restructuring charges of $95.6 million.

Excluding the impairment and restructuring charges, income from operations for the nine months ended June 30, 2009 was $40.1 million compared to $50.7 million in the prior year period. This decrease was due to $18.5 million of lower gross profit partially offset by $7.9 million of lower selling, general and administrative expenses. Selling, general and administrative expenses during the nine months ended June 30, 2009 reflected a $3.5 million gain from the sale of a building, lower shipment volumes and cost saving actions.

Corporate

Corporate selling, general and administrative expenses were $27.5 million during the nine months ended June 30, 2009 compared to $30.7 million during the prior year period. During the nine months ended June 30, 2009, $1.2 million of professional fees were expensed related to the conversion of the Series B common stock into Series A common stock. Corporate expenses otherwise decreased due to cost saving actions.

Liquidity and Capital Resources

We had cash and cash equivalents of $80.1 million at June 30, 2009 and $157.1 million of unused capacity under the revolving credit facility component of our 2007 Credit Agreement as amended in June 2009 (the “2007 Credit Agreement”). The borrowing capacity of the revolving credit facility is subject to the financial covenants under the 2007 Credit Agreement. At June 30, 2009, we had borrowing capacity of approximately $55 million available to us. Our operating activities provided $68.3 million and $105.9 million of cash during the nine months ended June 30, 2009 and 2008, respectively. We expect operating activities to provide cash for the full fiscal year ending September 30, 2009.

Cash flows from operating activities are categorized below.

	Nine months ended June 30,
	2009	2008
	(in millions)
Collections from customers	$1,130.2	$1,329.2
Disbursements, other than interest and income taxes	(991.3)	(1,159.1)
Interest payments, net	(57.6)	(61.3)
Income tax payments, net	(13.0)	(2.9)

Cash provided by operating activities	$68.3	$105.9

Collections of receivables were lower during the nine months ended June 30, 2009 compared to the prior year period primarily due to lower year over year shipment volumes.

Reduced disbursements, other than interest and income taxes, during the nine months ended June 30, 2009 reflect timing differences, lower per-unit material costs in the current period and lower volumes of material, labor and overhead purchased.

Capital expenditures were $22.7 million during the nine months ended June 30, 2009 compared to $60.8 million during the prior year period and $88.1 million for fiscal 2008. Total capital expenditures during fiscal 2009 are expected to be between $40 million and $42 million. In addition to these capital expenditures, Mueller Co. purchased data collection-related technology associated with its Hersey Meters products for $8.7 million.

A significant portion of the assets invested in our defined benefit pension plans are invested in equity securities. Equity markets have generally declined in value between September 30, 2008, the end of our previous fiscal year, and June 30, 2009. An analysis of the funded status of our U.S. pension plans will be performed as of January 1, 2009 for purposes of determining funding thresholds under provisions of the Pension Protection Act. We expect this analysis to be concluded during our fiscal fourth quarter. If equity markets continue to perform poorly, we will lower our estimated rate of return on these assets, which will cause pension expense to increase and require higher levels of Company contributions to these plans. Changes in pension expense and contribution requirements may be spread over many years. We currently anticipate total pension plan contributions during fiscal 2009 will be approximately $20 million to $25 million, but this may change based on the outcome of the funded status analysis. Pension contributions were approximately $3.3 million during the nine months ended June 30, 2009. Although actual activity compared to the assumptions underlying pension expense and funding requirements have differed substantially since September 30, 2008, we establish these assumptions using data for relatively long periods of time and have not concluded that our existing assumptions need to be changed.

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

2007 Credit Agreement

The 2007 Credit Agreement includes Term Loan A, Term Loan B and a revolving credit facility. Borrowings under the 2007 Credit Agreement bear interest at a floating rate equal to LIBOR plus a margin ranging from 500 to 600 basis points depending on our consolidated senior secured first lien leverage ratio, as defined in the 2007 Credit Agreement. Term Loan A had a balance of $115.1 million at June 30, 2009 and is payable approximately $3.4 million per quarter beginning September 2009 with the balance due May 2012. Term Loan B had a balance of $424.3 million at June 30, 2009 and is payable approximately $1.3 million per quarter with the balance due May 2014. The revolving credit facility provides for borrowings of up to $200 million, including letters of credit, and terminates in May 2012. At June 30, 2009, letters of credit outstanding under the revolving credit facility were $42.9 million. The margin on borrowings under the 2007 Credit Agreement was 550 basis points at June 30, 2009.

We pay a commitment fee on the unused portion of the revolving credit facility. This fee is payable quarterly in arrears and upon the maturity or termination of the revolving credit facility. The fee is subject to adjustment based on the consolidated senior secured first lien leverage ratio. The fee was 62.5 basis points at June 30, 2009.

The 2007 Credit Agreement is subject to mandatory prepayments with excess cash flow, as defined in the 2007 Credit Agreement, and net cash proceeds from debt and equity issuances and from the sale or other disposition of property or assets, subject to permitted reinvestments and other specified exceptions.

All of our material direct and indirect U.S. subsidiaries are guarantors of the 2007 Credit Agreement. Our obligations under the 2007 Credit Agreement are secured by:

•

a first priority perfected lien on substantially all of our existing and after-acquired personal property, a pledge of all of the stock or membership interest of all of our existing or future U.S. subsidiaries (including of each guarantor) and a pledge of all intercompany indebtedness in favor of us or any guarantor;

•	first-priority perfected liens on all of our material existing and after-acquired real property, subject to customary permitted liens described in the 2007 Credit Agreement; and

•	restrictions on the sale of our assets, including our intellectual property.

The 2007 Credit Agreement contains customary negative covenants and restrictions on our ability to engage in specified activities, contains financial covenants requiring us to maintain a specified consolidated leverage ratio, consolidated senior secured first lien leverage ratio and consolidated interest charge coverage ratio and limits our capital expenditures. Borrowings under the revolving credit facility are subject to significant conditions, including compliance with the financial ratios included in the 2007 Credit Agreement and the absence of any material adverse change.

Senior Subordinated Notes

We also owed $420.0 million of principal of 7 3/8% Senior Subordinated Notes (“Notes”) at June 30, 2009. Interest on the Notes is payable semi-annually and the principal is due June 2017. We may redeem any portion of the Notes after May 2012 at specified redemption prices, or prior to June 2010 we may redeem up to 35% of the Notes at a redemption price of 107.375% of the principal amount, plus accrued and unpaid interest, with the net cash proceeds of certain equity offerings. Upon the occurrence of a change in control, we must offer to repurchase the Notes at 101% of their principal amount, plus accrued and unpaid interest. The Notes are secured by the guarantees of essentially all of our U.S. subsidiaries, but are subordinate to the borrowings under the 2007 Credit Agreement.

Financial Covenants

The consolidated leverage ratio compares consolidated funded indebtedness at any date of determination to consolidated EBITDA for the trailing four quarter period most recently completed, all as defined in the 2007 Credit Agreement. Consolidated funded indebtedness is defined generally as the sum of the outstanding principal amount of all obligations for borrowed money and capital leases. Consolidated EBITDA is defined generally as the sum of (a) consolidated net income as defined in the credit agreement plus (b) interest expense for the period plus (c) income tax expense for the period plus (d) depreciation and amortization expenses for the period plus (e) cash restructuring expense up to a specified maximum amount plus (f) other non-cash expenses less other non-cash gains.

The consolidated interest charge coverage ratio compares consolidated EBITDA for the trailing four quarter period most recently completed to consolidated cash interest charges, all as defined in the 2007 Credit Agreement. Consolidated cash interest charges are defined generally as net interest expense during the period, excluding any prepayment or similar premiums paid in connection with any prepayment, repurchase or redemption of outstanding debt and the amortization of deferred financing fees.

The consolidated senior secured first lien leverage ratio compares consolidated senior secured first lien indebtedness at any date of determination to consolidated EBITDA for the trailing four quarter period most recently completed. Consolidated senior secured first lien indebtedness is defined generally as all consolidated funded indebtedness secured by a first priority lien on any asset or property.

The threshold ratios permitted under the 2007 Credit Agreement at June 30, 2009 and for the subsequent four quarters and our actual ratios at June 30, 2009 are presented below.

Four Fiscal Quarters Ending	Maximum Consolidated Leverage Ratio	Minimum Consolidated Interest Coverage Charge Ratio	Maximum Consolidated Senior Secured First Lien Leverage Ratio
Actual ratios at June 30, 2009	6.05:1.00	2.37:1.00	3.39:1.00

Threshold ratios for fiscal quarters ending:
June 30, 2009	6.50:1.00	1.50:1.00	3.75:1.00
September 30, 2009	8.75:1.00	1.25:1.00	5.00:1.00
December 31, 2009	9.50:1.00	1.25:1.00	5.25:1.00
March 31, 2010	9.25:1.00	1.25:1.00	5.25:1.00
June 30, 2010	7.75:1.00	1.45:1.00	4.50:1.00

We were in compliance with these financial covenants at June 30, 2009.

Our credit ratings issued by Moody’s and Standard & Poor’s were as follows.

	June 30, 2009		September 30, 2008
	Moody’s	Standard & Poor’s	Moody’s	Standard & Poor’s
Corporate credit rating	B2	B	B1	BB-
2007 Credit Agreement	B1	BB-	Ba3	BB+
Notes	Caa1	CCC+	B3	B
Outlook	Stable	Negative	Stable	Stable

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

We use letters of credit and surety bonds in the ordinary course of business to ensure our performance of contractual obligations. At June 30, 2009, we had $42.9 million of letters of credit and $26.6 million of surety bonds outstanding.

Seasonality

Our business is dependent upon the construction industry, which is seasonal due to the impact of cold weather conditions. Net sales and operating income have historically been lowest in the three month periods ending December 31 and March 31 when the northern United States and all of Canada generally face weather conditions that restrict significant construction activity.

ITEM 3.	QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Swap Contracts

We used interest rate swap contracts with a cumulative total notional amount of $375 million in force at June 30, 2009 to hedge against cash flow variability arising from changes in LIBOR in conjunction with our LIBOR-indexed variable rate borrowings that expire at various dates through September 2012. We also had $200 million total notional amount of forward-starting swap contracts that will hedge against cash flow variability beginning with the forward starting date. These swap contracts fix the interest rates on a portion of our borrowings to rates ranging from 3.4% to 5.1%. All of these swap contracts were accounted for as effective hedges. We recorded after-tax unrealized gains of $3.0 million and after tax-losses of $6.5 million for the three months and nine months ended June 30, 2009, respectively, which were reported as components of accumulated other comprehensive loss. Interest expense associated with these swap contracts was $3.4 million and $7.3 million for the three months and nine months ended June 30, 2009, respectively, and $1.5 million and $2.2 million for the three months and nine months ended June 30, 2008, respectively. These interest rate swap contracts had a liability fair value of $22.1 million at June 30, 2009, which was included in other noncurrent liabilities.

Natural Gas Swap Contracts

We used natural gas swap contracts with a cumulative total notional amount of approximately 471,667 MMBtu at June 30, 2009 to hedge against cash flow variability arising from changes in natural gas prices in conjunction with our anticipated purchases of natural gas through September 2010. These swap contracts fix the rates on portions of our natural gas purchases to rates ranging from $6.05 per MMBtu to $10.04 per MMBtu for various periods through September 2010. These swap contracts were accounted for as effective hedges, though we did record a loss of $0.2 million related to hedge ineffectiveness as a component of cost of sales for the three months and nine months ended June 30, 2009. Additional cost of sales associated with settlements under these swap contracts was $ 1.4 million and $2.7 million for the three months and nine months ended June 30, 2009, respectively. Settlement income was $0.4 million and $0.3 million for the three months and nine months ended June 30, 2008, respectively. These natural gas swap contracts had a liability fair value of $1.4 million at June 30, 2009, which was included in other current liabilities.

Foreign Currency Forward Contracts

We used foreign currency forward contracts to reduce exposure to currency fluctuations from Canadian dollar-denominated intercompany loans. Gains and losses on these instruments were included in selling, general and administrative expenses. Net losses associated with these contracts were $1.8 million for the three months ended June 30, 2009 and net gains were $2.2 million for the nine months ended June 30, 2009. Net losses were $0.3 million for the three months ended June 30, 2008 and net gains were $0.2 million for the nine months ended June 30, 2008. These instruments had a cumulative notional amount of C$28.0 million at June 30, 2009.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”) and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

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

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this quarterly report. Based on this evaluation, those officers have concluded that our disclosure controls and procedures were effective at June 30, 2009.

There have been no significant changes in our internal procedures that significantly affected, or are reasonably likely to affect, our disclosure controls during the three months ended June 30, 2009.

PART II	OTHER INFORMATION

Item 1. Legal Proceedings

Refer to the information provided in Note 14 to the notes to the condensed consolidated financial statements presented in Item 1 of Part I of this report.

Item 1A. Risk Factors

In addition to the other information set forth in this report and the risk factors set forth below, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2008, all of which could materially affect our business, financial condition or future results. These described risks are not the only risks facing us. Additional risks and uncertainties not currently known to us that we currently deem to be immaterial also may adversely affect our business, financial condition, and/or operating results.

The 2007 Credit Agreement imposes significant restrictions on our operational flexibility.

The 2007 Credit Agreement, which was amended in June 2009, includes terms and financial covenants that may limit or delay our ability to effectively carry out our business plans. In particular, the 2007 Credit Agreement includes restrictions on investments that may prevent us from taking advantage of significant business opportunities or making investments in joint ventures and acquisitions that we have targeted for future growth. The 2007 Credit Agreement also contains limitations on capital expenditures that may preclude capital investment in our business, or delay those investments.

Our businesses will suffer as a result of the continuing downturn in new residential construction.

New water and wastewater infrastructure spending, which is dependent upon residential construction, is important to our businesses. Since January 2006, there have been steep declines in the construction of new homes, which have adversely impacted our volume in recent periods. The disruption in the financial markets since September 2008 has exacerbated these declines and industry experts generally do not expect residential construction to improve until 2010 at the earliest. An extended downtown in residential construction activity will negatively affect our sales, profitability and cash flows and could impair our ability to conduct our businesses as they have historically been conducted.

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

The decline in economic conditions is causing many states and municipalities to collect lower than anticipated revenues, which is resulting in significant budget shortfalls. These shortfalls could lead to reduced or delayed funding for water infrastructure projects. Further, the Emergency Economic Stabilization Act of 2009 and the American Recovery and Reinvestment Act of 2009 were intended to cause an increase in funds available for municipal spending. There is some evidence that these acts caused a freeze on municipal spending as municipalities waited to determine if they would benefit from the availability of federal funds. These acts and future other acts may not result in a meaningful increase in water infrastructure purchases and, in the short term, could continue to have a material adverse effect on our sales to state and local governments. If state and local governments’ budgets remain negatively impacted by downturns in the economy, then spending growth in the infrastructure upgrade, repair and replacement sector will continue to be slow.

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

A portion of our business depends on non-residential construction. Non-residential construction activity is cyclical and may lag general market downturns. Non-residential construction activity has begun to slow, and independent forecasts of calendar 2009 non-residential construction activity indicated a decline of 20% compared to calendar 2008. A reduction in non-residential construction could result in a decline in our sales, profitability and cash flows.

If we are unable to execute cost-control measures successfully, our total operating costs may be greater than expected, which may adversely affect our profitability.

We have taken steps to lower our costs by reducing staff and employee compensation and benefits and implementing general cost-control measures, and we expect to continue some of these cost-control efforts for the foreseeable future. If we do not achieve the expected savings or if our operating costs increase as a result of our strategic initiatives, our total operating costs may be greater than anticipated. Although we believe that appropriate steps have been and are being taken to implement cost-control efforts while maintaining customer service and quality, if not managed properly, such efforts may affect our ability to generate future net sales. Reductions in staff and employee compensation and benefits could also adversely affect our ability to attract and retain key employees. In addition, we operate with significant operating leverage. A significant portion of our expenses consists of fixed costs that neither increase nor decrease proportionately with net sales. As a result, we are limited in our ability to reduce costs in the short term. If we are not able to implement further cost control efforts or reduce our fixed costs sufficiently in response to a decline in our net sales, we may experience a higher percentage decline in our income from continuing operations.

We may not be able to satisfy our debt covenants.

Our 2007 Credit Agreement requires the maintenance of specified financial ratios. Our ability to satisfy those requirements can be affected by events beyond our control, and there is a risk that we will not meet those tests. A breach of any of the financial or other covenants could result in a default under the 2007 Credit Agreement and Senior Subordinated notes (together the “senior credit facilities”). If an event of default were not remedied after the delivery of notice of default and lapse of any relevant grace period, the holders of our debt would be able to declare it immediately due and payable. Upon the occurrence of an event of default under our senior credit facilities, the lenders could also terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure the indebtedness under our 2007 Credit Agreement. We have pledged substantially all of our assets (including our intellectual property), other than the assets of our foreign subsidiaries, as security under the 2007 Credit Agreement. If the lenders under our 2007 Credit Agreement or holders of our outstanding notes accelerate the repayment of borrowings, we may not have sufficient assets to repay our senior credit facilities and our other indebtedness, which could negatively impact the value of our common stock and our ability to operate as a going concern. Further, the covenants in our senior credit facilities could limit our ability to engage in certain transactions.

Changes in our credit ratings and macroeconomic conditions may affect our borrowing costs, limit our financing options and reduce the flexibility of our financing in the future.

Our long-term debt is rated by Standard & Poor's and Moody's Investors Service. We are currently rated below-investment grade by both rating agencies, and any future long-term borrowings or the extension or replacement of our short-term borrowing facilities will reflect the negative impact of these ratings, increasing our borrowing costs, limiting our financing options, including limiting our access to the unsecured borrowing market, and subjecting us to more restrictive covenants than our existing debt arrangements. Additional reductions in our credit ratings could further increase our borrowing costs, subject us to more onerous terms and reduce our borrowing flexibility in the future. Such limitations on our financing options may affect our ability to refinance existing debt or fund major new acquisitions or capital intensive internal initiatives.

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

Certain of our manufacturing plants use significant amounts of electricity and natural gas and certain of our plants emit significant amounts of carbon dioxide. Federal and state courts and administrative agencies are considering the scope and scale of carbon dioxide emission regulation under various laws pertaining to the environment, energy use and development and greenhouse gas emissions. There are bills pending in Congress that would regulate carbon dioxide emissions through a cap-and-trade system under which emitters would be required to buy allowances to offset emissions of carbon dioxide. In addition, several states are considering various carbon dioxide registration and reduction programs. Carbon dioxide regulation could increase the price of the electricity we purchase, increase costs for our use of natural gas, potentially restrict access to or the use of natural gas or require us to purchase allowances to offset our own emissions. Federal, state and local governments may also pass laws mandating the use of alternative energy sources, such as wind power and solar energy, which may increase the cost of energy used in our operations. While future emission regulation appears likely, it is too early to predict how this regulation will affect our business, operations or financial results.

Our expenditures for postretirement benefit and pension obligations are significant and could be materially higher than we have predicted if our underlying assumptions prove to be incorrect.

We provide a range of benefits to our employees and retired employees, including pensions and postretirement healthcare. We record annual amounts relating to these plans based on calculations specified by generally accepted accounting principles, which include various actuarial assumptions. At June 30, 2009, the market value of U.S. plan assets was approximately $226.3 million. The investment performance of our pension plans for the year ended September 30, 2008 was a loss of $50.2 million.

Based on the requirements of the Pension Protection Act, we estimate that we will contribute a maximum of $25 million to our pension plans in fiscal 2009, of which approximately $3.3 million had been paid through June 30, 2009. Assumed health care cost trend rates, discount rates, expected return on plan assets and salary increases have a significant effect on the amounts reported for the pension and health care plans. Cash expenditures and costs that we incur could be materially higher. Further, the current volatile economic environment and the rapid deterioration in the equity markets have caused investment performance to decline. As a result, we may be required to increase the amount of cash contributions we make into our pension plans in the future in order to meet funding level requirements. Finally, further regulatory changes could increase our obligations to provide these or additional benefits

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2009, we repurchased shares of our Series A common stock as follows.

Period	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April 1-30, 2009	—		$—	—	—
May 1-31, 2009	56,375	(1)	3.58	—	—
June 1-30, 2009	—		—	—	—

Total	56,375		$3.58	—	—

(1)	The total number of shares purchased consists of shares surrendered to us to pay the tax withholding obligations of employees in connection with the vesting of restricted stock units issued to them.

Item 6. Exhibits

(a) Exhibits

Exhibit No.	Document
10.1.2	Amendment No. 2 dated as of June 18, 2009 to the Amended and Restated Credit Agreement dated as of May 24, 2007, as amended by Amendment No. 1 dated as of June 21, 2007, among Mueller Water Products, Inc., as Borrower, Mueller Group, LLC, as prior borrower, Bank of America, N.A., as Administrative Agent and an L/C Issuer, JPMorgan Chase Bank, N.A., as Syndication Agent, and an L/C Issuer and the lenders named on the signature pages thereto. Incorporated by reference to Exhibit 10.1.2 to Mueller Water Products Form 8-K (File no. 001-32892) filed on June 18, 2009.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MUELLER WATER PRODUCTS, INC.

Date: August 10, 2009	By:	/s/ EVAN L. HART
Evan L. Hart
Chief Financial Officer