Form 10-K
period 2009-09-30
Mueller Water Products, Inc.
filed 2009-11-24
CIK 1350593

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2009

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

☒  Yes  ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.505 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

☒  Yes  ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant has submitted electronically and posted in its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)

☐  Yes  ☐  No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐  Yes  ☒  No

There were 153,887,751 shares of Series A common stock of the registrant outstanding at November 14, 2009. At March 31, 2009, the aggregate market value of the voting and non-voting common stock held by non-affiliates was approximately $0.4 billion based on the closing prices per share as reported on the New York Stock Exchange.

DOCUMENTS INCORPORATED BY REFERENCE

Applicable portions of the Proxy Statement for the Annual Meeting of Stockholders of the Company to be held January 28, 2010 are incorporated by reference into Part III of this Form 10-K.

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

Unless the context indicates otherwise, whenever we refer in this annual report to a particular fiscal year, we mean the fiscal year ended September 30 in that particular calendar year. We manage our businesses and report operations through three segments: Mueller Co., U.S. Pipe and Anvil, based largely on the products sold and the customers served.

Industry and Market Data

In this annual report, we rely on and refer to information and statistics regarding economic conditions and trends, the demand for our water infrastructure, flow control and piping component system products and the competitive conditions we face in serving our customers and end users.

Most of the companies that compete in our particular industry segments are not publicly traded. Accordingly, other than certain trade data with respect to fire hydrants, ductile iron pipe and water valves, no current public information is available with respect to the size of such markets or our relative strength or competitive position. Our statements in this annual report about our relative market strength and competitive position with respect to other products are based on our beliefs, internal studies and our judgments.

Forward-Looking Statements

This annual report contains certain statements that may be deemed “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). All statements, other than statements of historical fact, that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future are forward-looking statements. Such statements are based upon certain assumptions and assessments made by us in light of our experience, our perception of historical trends, current conditions and expected future developments. Actual results and the timing of events may differ significantly from those projected in such forward-looking statements due to a number of factors, including those set forth in the section entitled “RISK FACTORS” in Item 1A of Part I of this annual report.

*	All or a portion of the referenced sections have been incorporated by reference from our definitive proxy statement issued in connection with the Annual Meeting of Stockholders to be held on January 28, 2010.

PART I

Item 1.	BUSINESS

Our Company

We are a leading North American manufacturer and marketer of a broad range of water infrastructure, flow control and piping component system products for use in water distribution networks and water treatment facilities. We also act as a wholesale distributor, especially in Canada, for products we manufacture and products that are manufactured by other companies. Our broad product portfolio includes engineered valves, fire hydrants, pipe fittings, water meters and ductile iron pipe, which are used by municipalities, as well as the residential and non-residential construction for heating, ventilation and air conditioning (“HVAC”), fire protection, industrial, energy and oil & gas industries. Our products enjoy leading positions due to their strong brand recognition and reputation for quality and service. We believe that we have one of the largest installed bases of iron gate valves and fire hydrants in the United States. At September 30, 2009, our installed products included more than three million fire hydrants and more than ten million iron gate valves. Because of our product quality and brand strength, we have products that are specified for use in 99 of the largest 100 metropolitan areas in the United States. Our large installed base, broad product range and well-known brands have led to long-standing relationships with the key distributors and end users of our products. Approximately 75% of our net sales during fiscal 2009 came from products for which we believe we have a leadership position in the United States and Canada. For fiscal 2009, our net sales were $1,427.9 million.

We manage our businesses and report operations through three business segments, based largely upon the products sold and the customers served: Mueller Co., U.S. Pipe and Anvil.

Mueller Co.

Mueller Co. manufactures valves for water and gas systems, including iron gate, butterfly, tapping, check, plug and ball valves, as well as dry-barrel and wet-barrel fire hydrants and a full line of metering and pipe repair products such as clamps and couplings used to repair leaks in water and gas distribution systems. The business also provides residential and commercial meter products. Sales of Mueller Co. products are driven principally by spending on water and wastewater infrastructure upgrade, repair and replacement and construction of new water and wastewater infrastructure, which is typically associated with new community residential construction of developments. We estimate that a majority of Mueller Co.’s fiscal 2009 sales were for infrastructure upgrade, repair and replacement.

U.S. Pipe

U.S. Pipe manufactures a broad line of ductile iron pipe, restraint joint products, fittings and other ductile iron products. U.S. Pipe products are sold primarily to waterworks distributors, contractors, municipalities, utilities and other governmental agencies. A substantial percentage of ductile iron pipe orders result from contracts that are bid by contractors or directly issued by municipalities or utilities. We estimate that a majority of U.S. Pipe’s fiscal 2009 sales were for infrastructure upgrade, repair and replacement.

Anvil

Anvil manufactures and sources a broad range of products including a variety of fittings, couplings, hangers, nipples, valves and related pipe products for use in non-residential construction for HVAC, fire protection, industrial, energy and oil & gas applications. Anvil sells primarily through a network of distributors to a wide variety of end users. These distributors are serviced primarily through Anvil’s distribution centers located in the United States and Canada. We believe Anvil’s network of distributors is the largest such distribution network serving similar end users.

The table below illustrates each segment’s net sales during fiscal 2009, major product lines, product positions, selected brand names and primary end users.

	Mueller Co.	U.S. Pipe	Anvil
Net sales (in millions)	$547.1	$ 410.9	$ 469.9

Major product lines (product position in U.S. and Canada*)	Fire hydrants (#1) Iron gate valves (#1) Butterfly and ball valves (#1) Plug valves (#2) Brass water products (#2)	Ductile iron pipe (#1)	Pipe fittings and couplings (#1) Grooved products (#2) Pipe hangers (#2)

Selected brand names	Mueller® Pratt® Milliken™ Jones® Hersey® HydroGate® Canada Valve™ Mueller Service™ U.S. PIPE®	U.S. PIPE® TYTON® TYTON JOINT® TR FLEX® USIFLEX® FIELD LOK® MJ FIELD LOK® HP LOK ® FAST FAB Catawissa™ TRIM TYTON®	Anvil® AnvilStar® SPF® Merit® Gruvlok® Beck™ Picoma™** J.B. Smith™ Anvil-Strut®

Primary end user	Water and wastewater infrastructure	Water and wastewater infrastructure	HVAC, fire protection, industrial, energy and oil & gas

*	Product position information is based on our estimates of our sales compared to the sales of our principal competitors for these product categories. Our estimates were based on internal analyses and information from trade associations and our distributor networks, where available.

**	Certain assets of the Picoma business were divested in November 2009.

The Public Offerings and the Spin-off

Mueller Water Products, Inc. is a Delaware corporation that was incorporated on September 22, 2005 under the name Mueller Holding Company, Inc. It is the surviving corporation of the merger on February 2, 2006 of Mueller Water Products, LLC and Mueller Water Products Co-Issuer, Inc. with and into Mueller Holding Company, Inc. We changed our name to Mueller Water Products, Inc. on February 2, 2006. On June 1, 2006, we completed an initial public offering of 28,750,000 shares of Series A common stock.

On December 14, 2006, Walter Energy, Inc. (“Walter Energy”, formerly Walter Industries, Inc.) distributed to its shareholders 85,844,920 shares of our Series B common stock (the “Spin-off”). On January 28, 2009, each share of Series B common stock was converted into one share of Series A common stock.

On September 23, 2009, we completed a public offering of 37,122,000 shares of our Series A common stock.

Our principal executive offices are located at 1200 Abernathy Road N.E., Suite 1200, Atlanta, Georgia 30328, and our main telephone number at that address is (770) 206-4200.

Business Strategy

Our business strategy is to capitalize on the large, attractive and growing water infrastructure markets worldwide. Key elements of this strategy are as follows:

We will maintain our leadership positions with our customers and end users.

We will maintain our leadership positions with our customers and end users by leveraging our large installed base; the specification of our products which includes use in 99 of the largest 100 metropolitan areas in the United States; our established and extensive distribution channels; and our broad range of leading water infrastructure, flow control and piping component system products, as well as by developing and introducing additional products and services.

We will continue to enhance operational excellence.

We will continue to pursue superior product engineering, design and manufacturing by investing in technologically advanced manufacturing processes such as lost foam casting and automated molding machinery. We will also seek opportunities to improve manufacturing efficiency safely, such as through completing our new automated ductile iron pipe operation, increasing the use of our manufacturing facility in China and continuing our other cost-reduction and efficiency initiatives. We will continue to expand the use of LEAN manufacturing and Six Sigma business improvement methodologies where appropriate to capture higher levels of quality, service and operational efficiencies safely. We will also continue to evaluate sourcing certain products wherever doing so will lower our costs while maintaining quality.

We will increase the breadth and depth of our products and services.

We will continue to focus on delivering value to our customers and end users by increasing the breadth and depth of our products and services. Further, though acquisition and internal development of proprietary technologies and intellectual capital, we will continue to enhance and develop products and services recognized for their quality and reliability for our customers and end users. For example, Mueller Co. has introduced a product that blocks reverse flows of water-borne contaminants from a fire hydrant into a water main. We will continue to seek to add value to our customers and end users through acquisitions and internal development.

We will expand internationally.

We will selectively pursue attractive international opportunities, including potential acquisitions, that may enable us to enter new markets with growth potential, strengthen our current competitive positions, enhance our existing product offerings, expand our technological capabilities or provide synergy opportunities.

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

Mueller Co.

Water and Gas Valves and Related Products.  Mueller Co. manufactures valves for water and gas systems, including iron gate, butterfly, tapping, check, plug and ball valves. Water and gas valves and related products accounted for approximately $370.0 million, $470.5 million and $503.5 million of our gross sales during fiscal 2009, 2008 and 2007, respectively. All of our valve products are used to control transmission of potable (drinkable) water, non-potable water or gas. Water valve products typically range in size from  3/4 inch to 36 inches in diameter, but we also manufacture significantly larger valves as custom order work through our Henry Pratt division. Most of these valves are used in water distribution and water treatment facilities.

We also produce small iron valves, meter bars and line stopper fittings for use in gas systems. In addition, we manufacture machines and tools for tapping, drilling, extracting, installing and stopping-off, which are designed to work with our water and gas fittings and valves as an integrated system.

Fire Hydrants.  Mueller Co. manufactures dry-barrel and wet-barrel fire hydrants. Sales of fire hydrants and fire hydrant parts accounted for approximately $114.4 million, $175.4 million and $193.1 million of our gross sales in fiscal 2009, 2008 and 2007, respectively. We sell fire hydrants for new water infrastructure development, fire protection systems and water infrastructure repair and replacement projects.

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

Most municipalities have a limited number of hydrant brands that are approved for installation within their system due to the desire to use the same tools and operating instructions across their system and to minimize inventories of spare parts. We believe that our large installed base of hydrants throughout the United States and Canada and our reputation for superior quality and performance, together with our incumbent specification position, have contributed to the leading positions of our key products. Our large installed base of more than three million fire hydrants also leads to recurring sales as components of an installed hydrant are replaced from time to time.

Other Products and Services.  Mueller Co. manufactures a full line of metering products for the water industry, marketed under the Mueller Systems and Hersey Meters names. These products have the capability to measure water from small residential flows to fire and master meter applications. We also offer Automated Meter Reading and Advanced Meter Infrastructure metering solutions. Other products include pipe repair products, such as clamps and couplings used to repair leaks in water and gas distribution systems and municipal castings, such as manhole covers and street drain grates. We sell these products under the Mueller and Jones brand names. We also provide installation, replacement and maintenance services on new and existing valves, hydrants and service lines under the Mueller Service brand name. Services include wet taps, dry installs, line stops and main-to-meter connections with full excavation and refurbishment.

U.S. Pipe

U.S. Pipe manufactures a broad line of ductile iron pipe, restraint joint products, fittings and other ductile cast iron products. Ductile iron is a cast iron that is heat-treated to make it less brittle. U.S. Pipe’s net sales were $410.9 million, $546.0 million and $537.1 million during fiscal 2009, 2008 and 2007, respectively.

Our ductile iron pipe typically ranges from 4 inches to 64 inches in diameter and up to 20 feet in length. Ductile iron pipe is used primarily for potable water distribution systems, small water system grids, reinforcing distribution systems (including looping grids and supply lines), major water transmission mains, wastewater collection systems, sewer force mains and water treatment plants. We believe ductile iron pipe is preferred for most municipal uses because of its strength, ductility and long life.

Our Fast Fabricators business manufactures and sells a broad line of fabricated pipe, coated pipe and lined pipe products used primarily in wastewater treatment facilities.

Anvil

Anvil products include a variety of fittings, couplings, hangers, nipples, valves and related pipe products for use in non-residential construction for industrial, power, HVAC, fire protection and oil & gas applications. Anvil’s net sales were $469.9 million, $595.2 million and $555.8 million in fiscal 2009, 2008 and 2007, respectively. Approximately $179.5 million, $229.7 million and $200.4 million, respectively, of these net sales were of products manufactured by third parties.

The majority of Anvil products are not specified by an architect or an engineer, but are required to be manufactured to industry specifications, which could include material composition, tensile strength and various other requirements. Many products carry the Underwriters Laboratory (“UL”), Factory Mutual (“FM”) or other approval rating.

Fittings and Couplings.  Anvil manufactures threaded and grooved pipe fittings. Pipe fittings and couplings join two pieces of pipe together. Listed below are the four primary categories of pipe fittings and couplings that we manufacture.

•

Cast Iron Fittings.  Cast iron is the most economical threaded fittings material and is the standard used in the United States for low pressure applications such as sprinkler systems and other fire protection systems. We believe that the substantial majority of our cast iron products are used in the fire protection industry, with the remainder used in steam and other HVAC applications.

•

Malleable Iron Fittings and Unions.  Malleable iron is a cast iron that is heat-treated to make it stronger, allowing a thinner wall and a lighter product. Malleable iron is primarily used to join pipe in various gas, plumbing and HVAC applications.

•

Grooved Fittings, Couplings and Valves.  Unlike typical pipe connections where pipes are connected by screwing them into a fitting or welding them together, grooved products use a threadless pipe-joining method that does not require welding. We purchase products, such as grooved copper and stainless steel fittings, that complement our grooved product offerings to enable us to serve our customers’ project requirements better.

•	Threaded Steel Pipe Couplings. Threaded steel pipe couplings are used by plumbing and electrical end users to join pipe and conduit and by pipe mills as threaded end protectors.

Hangers.  Anvil manufactures a broad array of pipe hangers and supports. Standard pipe hangers and supports are used in fire sprinkler systems and HVAC applications where the objective is to provide rigid support from the building structure. Special order, or engineered, pipe supports are used in nuclear power plants, fossil power plants, petrochemical plants and refineries where the objective is to support a piping system that is subject to thermal, dynamic or seismic movement.

Nipples.  Anvil manufactures pipe nipples, which are used to expand or compress the flow between pipes of different diameters. The pipe nipple product line is a complementary product offering that is packaged with cast iron for fire protection products, malleable iron for industrial applications and our forged steel products for oil & gas and chemical applications and is also a general plumbing item.

Other Products.  Anvil also distributes other products including (a) forged steel pipe fittings, hammer unions, bull plugs and swage nipples used to connect pipe in oil & gas applications and (b) standard steel and polyvinyl chloride (“PVC”) conduit couplings and elbows used to carry wire and cable in electrical applications.

Sales, Marketing and Distribution

We sell primarily to distributors. Our distributors are generally non-exclusive, but we attempt to align ourselves with key distributors in every market we serve.

Mueller Co.

Mueller Co. sells its products, primarily through distributors, to a wide variety of end use customers, including municipalities, water and wastewater utilities, gas utilities, and fire protection and construction contractors. Sales of our products by distributors are heavily influenced by the specifications for the underlying projects. Approximately 17%, 19% and 16% of Mueller Co.’s net sales were to Canadian customers in fiscal 2009, 2008 and 2007, respectively.

At September 30, 2009, Mueller Co. had 102 sales representatives in the field and 95 inside marketing and sales professionals, as well as 52 non-employee manufacturers’ representatives. In addition to calling on distributors, these representatives also call on municipalities, water companies and other end users to ensure that the products specified for their projects are our products or comparable to our products, Municipalities often require contractors to use the same products that have been historically used by that municipality.

Mueller Co.’s large installed base, broad product range and well-known brands have led to many long-standing relationships with the leading distributors in the industries we serve. We generally ship our products directly to distributors from our plants. Our distribution network covers all of the major locations for our products in the United States and Canada. Although we have long-term relationships with most of our top distributors, we typically do not have long-term contracts with our distributors and we do not have written contracts with our two largest distributors. These top two distributors together accounted for approximately 31%, 36% and 41% of Mueller Co.’s net sales in fiscal 2009, 2008 and 2007, respectively. The loss of either of these distributors could have a material adverse effect on our business. See “Item 1A. RISK FACTORS—We depend on a group of major distributors for a significant portion of our sales; any loss of these distributors could reduce our sales and continuing consolidation among distributors could cause price pressure.”

U.S. Pipe

U.S. Pipe products are sold primarily to waterworks distributors, contractors, municipalities, utilities and other governmental agencies. A substantial percentage of ductile iron pipe orders result from contracts that are bid by contractors or directly issued by municipalities or utilities. An increasing portion of ductile iron pipe sales is made through independent waterworks distributors. We maintain numerous supply depots in leased space throughout the United States in addition to our owned facilities.

At September 30, 2009, U.S. Pipe had a sales force of 35 sales representatives in the field and in-house and sales engineers who sell our products throughout the United States. We have divided the United States into four geographic territories, each managed by a regional sales manager. Our in-house sales personnel and third-party representatives take our non-U.S. orders.

U.S. Pipe’s top customer, a distributor with whom we do not have a written contract, represented approximately 15%, 17% and 24% of U.S. Pipe’s net sales in fiscal 2009, 2008 and 2007, respectively. We believe the loss of this customer could have a material adverse effect on our business. See “Item 1A. RISK FACTORS—We depend on a group of major distributors for a significant portion of our sales; any loss of these distributors could reduce our sales and continuing consolidation among distributors could cause price pressure.”

Anvil

Approximately 71%, 71% and 72% of Anvil’s net sales were to customers in the United States during fiscal 2009, 2008 and 2007, respectively. Approximately 26% of Anvil’s net sales were to Canadian customers during fiscal 2009, 2008 and 2007.

Anvil’s sales in the United States are primarily to distributors who then sell the products to a wide variety of end users including commercial contractors. At September 30, 2009, Anvil’s sales force in the United States consisted of 159 sales and customer service representatives and 61 independent sales representatives. Anvil ships products primarily from four major regional distribution centers, from which we are generally able to provide 24-hour turnaround.

In Canada, approximately 80% of Anvil’s net sales are directly to contractors and approximately 20% of Anvil’s net sales are to distributors. Canadian end users are similar to those in the United States. Anvil’s Canadian sales force consists of approximately 114 sales and customer service employees. Products sold to contractors are shipped from 17 branch locations throughout Canada. Each of Canada’s five major provinces has at least one branch location for sales to distributors.

Anvil generally does not have written contracts with its distributors, although it has long-term relationships with most of its top distributors. Anvil’s top three distributors together accounted for approximately 12% of Anvil’s net sales in fiscal 2009 and 13% of its net sales in fiscal 2008 and 2007. The loss of any one of these distributors could have a material adverse effect on our businesses. See “Item 1A. RISK FACTORS—We depend on a group of major distributors for a significant portion of our sales; loss of any of these distributors could reduce our sales and continuing consolidation among distributors could cause price pressure.”

Backlog

Our backlog is not significant, except for U.S. Pipe and the Henry Pratt division of Mueller Co. Other Mueller Co. divisions generally fill customer orders within two to four weeks from receipt of the order. Henry Pratt manufactures parts for large projects that typically require design and build specifications. The delivery lead time for parts used for these projects can be as long as nine months. Backlog for U.S. Pipe and Henry Pratt is presented below.

	September 30,
	2009	2008
	(in millions)

U.S. Pipe	$58.3	$67.1
Henry Pratt	63.8	81.5

Manufacturing

See “Item 2. PROPERTIES” for a description of our principal manufacturing facilities.

We will continue to expand the use of LEAN manufacturing and Six Sigma business improvement methodologies where appropriate to capture higher levels of quality, service and operational efficiencies safely.

Mueller Co.

At September 30, 2009, Mueller Co. operated 13 manufacturing facilities in the United States, Canada and China. Our manufacturing operations include foundry, machining, fabrication, assembly, testing and painting operations. Not all facilities perform each of these operations. Our existing manufacturing capacity is sufficient for near-term requirements. We have no current plans to expand capacity.

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

U.S. Pipe

At September 30, 2009, U.S. Pipe operated three facilities in the United States for manufacturing ductile iron pipe. We utilize the DeLavaud centrifugal casting process, which consists of introducing molten iron into a rapidly turning steel mold and relying on the centrifugal force to distribute molten iron around the inner surface of the mold to produce ductile iron pipe of uniform quality.

Fast Fabricators operates a small number of relatively small facilities throughout the United States that primarily fabricate, coat and line ductile iron pipe.

Anvil

At September 30, 2009, Anvil operated 11 manufacturing facilities in the United States and Canada. Our manufacturing operations include foundry, heat treating, machining, fabricating, assembling, testing and painting operations. Not all facilities perform each of these operations. Our foundry operations employ automated vertical and horizontal green sand molding equipment. Our products are made in a high volume production environment using high-speed computer controlled machines and other automated equipment.

Raw Materials and Purchased Components

Our products are made using several basic raw materials, including scrap steel, scrap iron, sand, resin, brass ingot, steel pipe, coke and various purchased components. These materials have been and are expected to continue to be readily available and competitively priced.

Average scrap iron prices paid by U.S. Pipe during fiscal 2009 were $224 per ton compared to $392 per ton during fiscal 2008. The average price paid during the fourth quarter of fiscal 2009 was $259 per ton. Approximately 95% of the metal content of U.S. Pipe’s ductile iron pipe has been recycled.

Brass prices have moved directionally similar to scrap iron prices. The average price paid for brass ingot at Mueller Co. in fiscal 2009 was approximately 37% lower than the average price paid in fiscal 2008.

We can give no assurance that the price of raw materials will remain at current levels or that we will be able to increase prices to our customers to offset any future cost increases. See “Item 1A. RISK FACTORS— Our business is subject to risk of cost increases and fluctuations and delays in the delivery of raw materials and purchased components.”

Research and Development

Our research and development (“R&D”) facilities are located in Smithfield, Rhode Island for Mueller Co. and Anvil and Bessemer, Alabama for U.S. Pipe. The primary focus of these groups is to develop new products, improve and refine existing products, and obtain and assure compliance with industry approval certifications or standards (such as American Water Works Association, UL, FM and The Public Health and Safety Company). At September 30, 2009, we employed 37 people dedicated to R&D activities, of which 22 were degreed engineers. We actively seek patent protection where possible to prevent copying of our proprietary products.

Ideas are generated by manufacturing, marketing or R&D personnel. In order for development of a project to begin, all three of these disciplines must agree on the suitability of the project and determine an estimated return on investment. After approval, it typically takes 6 to 12 months to tool, test and start production. The R&D team typically works on various products simultaneously.

R&D expenses were $6.9 million, $5.7 million and $4.6 million during fiscal 2009, 2008 and 2007, respectively.

Patents, Licenses and Trademarks

We have active patents and trademarks relating to the design of our products and trademarks for our brands and products. Most of the patents for technology underlying our products have been in the public domain for many years, and we do not believe third-party patents individually or in the aggregate are material to our businesses. However, we consider the pool of proprietary information, consisting of expertise and trade secrets relating to the design, manufacture and operation of our products to be particularly important and valuable. We generally own the rights to the products that we manufacture and sell and we are not dependent in any material way upon any license or franchise to operate.

Seasonality

See “Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Effect of Inflation; Seasonality.”

Competition

The U.S. and non-U.S. markets for water infrastructure, flow control and piping component system products are competitive. However, for most of our product offerings, there are only a few competitors. Although many of our competitors are well-established companies with strong brand recognition, we believe that each of our key product offerings has unique competitive advantages. We consider our installed base, product quality, service level, brand recognition, price, effectiveness of distribution and technical support to be primary competitive factors.

The competitive environment for Mueller Co. products is mature and most end users are slow to transition to brands other than their historically preferred brand. It is difficult to increase market share in this environment. We believe that Mueller Co. fire hydrants and valves enjoy strong competitive positions based largely on their quality, dependability and strong brand names. The principal competitors for fire hydrants and iron gate valves are McWane, Inc. and American Cast Iron Pipe Company. The primary competitors for our brass products are The Ford Meter Box Company, Inc. and A.Y. McDonald Mfg. Co. Many brass valves are interchangeable among different manufacturers.

The ductile iron pipe industry is highly competitive with a small number of manufacturers of ductile iron pipe and fittings. Our major competitors are McWane, Inc., Griffin Ductile Iron Pipe Company and American Cast Iron Pipe Company. Additional competition for ductile iron pipe comes from pipe composed of other materials, such as PVC, high-density polyethylene (“HDPE”), concrete, fiberglass, reinforced plastic and steel. Although ductile iron pipe is typically more expensive to purchase than most competing forms of pipe, ductile iron pipe has the advantages of longevity, strength, ease of installation, lack of maintenance problems and environmental sustainability.

The competitive environment for Anvil’s products is highly competitive, price sensitive and vulnerable to the increased acceptance of products produced in perceived low-cost countries, such as China and India. We compete primarily on the basis of availability, service, price and breadth of product offerings. Our primary competitors in the United States are Ward Manufacturing L.L.C. for cast iron and malleable iron fittings, Victaulic Company and the Tyco Engineered Products and Services segment of Tyco International Ltd. for ductile grooved fittings and ERICO International Corporation, NIBCO INC. and Carpenter & Paterson, Inc. for pipe hangers. Our mechanical and industrial customers have been slower to accept products manufactured outside the United States other than our fire protection customers.

Environmental Matters

We are subject to a wide variety of laws and regulations concerning the protection of the environment, both with respect to the operation of many of our plants and with respect to remediating environmental conditions that may exist at our own and other properties. We strive to comply with federal, state and local environmental laws and regulations. We accrue for environmental expenses resulting from existing conditions that relate to past operations when the costs are probable and reasonably estimable. These expenses were $4.3 million, $6.8 million and $8.0 million during fiscal 2009, 2008 and 2007, respectively. We capitalize environmental expenditures that increase the life or efficiency of property or that reduce or prevent environmental contamination. Capital expenditures for environmental requirements are anticipated to be approximately $3.2 million during fiscal 2010. Capitalized environmental-related expenditures were $3.7 million, $2.9 million and $16.2 million during fiscal 2009, 2008 and 2007, respectively.

In September 1987, we implemented an Administrative Consent Order (“ACO”) for our Burlington, New Jersey plant that was required under the New Jersey Environmental Cleanup Responsibility Act (now known as the Industrial Site Recovery Act). The ACO required soil and ground water cleanup, and we have completed, and have received final approval on, the soil cleanup required by the ACO. U.S. Pipe continues to pump and treat ground water at this site. Further remediation could be required. Long-term ground water monitoring is also required to verify natural attenuation. We do not know how long ground water monitoring will be required, and do not believe monitoring or further remediation costs, if any, will have a material adverse effect on our financial condition or results of operations.

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

U.S. Pipe and a number of co-defendant foundry-related companies were named in a putative civil class action case originally filed in April 2005 in the Circuit Court of Calhoun County, Alabama, and removed by defendants to the U.S. District Court for the Northern District of Alabama under the Class Action Fairness Act. The putative plaintiffs in the case filed an amended complaint with the U.S. District Court in December 2006. The amended complaint alleged state law tort claims (negligence, failure to warn, wantonness, nuisance, trespass and outrage) arising from the creation and disposal of “foundry sand” alleged to contain harmful levels of PCBs and other toxins, including arsenic, cadmium, chromium, lead and zinc. The plaintiffs originally sought damages for real and personal property and for other unspecified personal injury. On June 4, 2007, a motion to dismiss was granted to U.S. Pipe and certain co-defendants as to the claims for negligence, failure to warn, nuisance, trespass and outrage. The remainder of the complaint was dismissed with leave to file an amended complaint. On July 6, 2007, plaintiffs filed a second amended complaint, which dismissed prior claims relating to U.S. Pipe’s former facility located at 2101 West 10th Street in Anniston, Alabama and no longer alleges personal injury claims. Plaintiffs filed a third amended complaint on July 27, 2007. U.S. Pipe and the other defendants have moved to dismiss the third amended complaint. On September 24, 2008, the court issued an order on the motion, dismissing the claims for wantonness and permitting the plaintiffs to move forward with their claims of nuisance, trespass and negligence. We believe that numerous procedural and substantive defenses are available. We currently have no reasonable basis to form a view with respect to the probability or amount of liability in this matter.

Environmental advocacy groups, relying on standards established by California’s Proposition 65, are seeking to eliminate or reduce the content of lead in water infrastructure products offered for sale in California and other jurisdictions. Some of our subsidiaries previously entered into settlement agreements with these environmental advocacy groups to modify products or offer substitutes for sale in California. California recently passed Assembly Bill No. 1953 that redefines, as of January 1, 2010, the term “lead free” to refer to a weighted average lead content of the wetted surface area of the pipes, fittings and fixtures of not more than 0.25%. Mueller Co. ceased shipments of brass products not complying with this standard to customers in California in fiscal 2009. Legislation to substantially restrict lead content in water infrastructure products also has been introduced in the U.S. Congress. Congress or state jurisdictions may enact similar legislation to restrict the content of lead in water products, which could require us to incur additional costs to modify production. Although Mueller Co. now produces “lead free” brass products, most of Mueller Co.’s brass valve products contain small amounts of lead.

In March 2004, Anvil entered into a Consent Order with the Georgia Department of Natural Resources regarding alleged hazardous waste violations at Anvil’s former foundry facility in Statesboro, Georgia. Pursuant to the Consent Order, we agreed to perform various investigatory and remedial actions at our former foundry and landfill. The total estimated costs have been accrued.

Although no assurance can be given that we will not be required in the future to make material expenditures relating to environmental laws or legally mandated site cleanup, we do not believe at this time that the compliance and cleanup costs, if any, associated with the current laws and sites for which we have cleanup liability or any other future sites will have a material adverse effect on our financial condition or results of operations.

Some of our subsidiaries have been named as defendants in asbestos-related lawsuits. We do not believe these lawsuits, either individually or in the aggregate, are material to our consolidated financial position or results of operations.

In the acquisition agreement pursuant to which a predecessor to Tyco International Ltd. (“Tyco”) sold our Mueller Co. and Anvil businesses to the prior owners of these businesses in August 1999, Tyco agreed to indemnify Mueller Co., Anvil and their affiliates, among other things, for all “Excluded Liabilities.” Excluded Liabilities include, among other things, substantially all liabilities relating to the time prior to August 1999, including environmental liabilities. The indemnity survives indefinitely. In addition, Tyco’s indemnity does not cover liabilities of Mueller Co., Anvil and their affiliates to the extent caused by us or the operation of our businesses after August 1999, nor does it cover liabilities arising with respect to businesses or sites acquired after August 1999. In June 2007, Tyco was separated into three separate publicly traded companies. Should Tyco’s successors become financially unable or fail to comply with the terms of the indemnity, we may be responsible for such obligations or liabilities.

See “Item 3. LEGAL PROCEEDINGS”.

Safety

We continuously strive to improve on injury reduction to reduce recordable injuries and days away from work injuries. In fiscal 2009, our total recordable injury rate decreased by 37% to 2.7 injuries per 100 employees and our days away from work rate decreased by 38% to 0.5 cases per 100 employees compared to fiscal 2008. This resulted in 134 fewer total cases and 25 fewer days away from work cases in fiscal 2009 compared to fiscal 2008.

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

Employees

At September 30, 2009, we employed approximately 5,300 people, of whom approximately 89% work in the United States. At September 30, 2009, approximately 75% of our hourly workforce was covered by collective bargaining agreements. Our locations with employees covered by such agreements are presented below.

Location	Expiration of current agreement(s)

Albertville, AL	September 2011
Bessemer, AL	October 2010
North Birmingham, AL	February 2012
Union City, CA	January 2011
Burlington, NJ	March 2011
Aurora, IL	August 2011
Decatur, IL	June 2012
University Park, IL	April 2010
Bloomington, MN	March 2012
Columbia, PA	April 2010 and May 2011
Chattanooga, TN	September 2010, October 2010 and July 2011
Henderson, TN	December 2011
Nanaimo, Canada	December 2009
St. Jerome, Canada	November 2011
Simcoe, Canada	November 2009
Montreal, Quebec, Canada	November 2009

We believe that relations with our employees, including those represented by unions, are good.

Geographic Information

Geographical net sales information is presented below.

	United States	Canada	Other	Total
	(in millions)
Net sales:
Year ended September 30, 2009	$1,184.1	$215.8	$28.0	$1,427.9
Year ended September 30, 2008	1,543.8	292.3	23.2	1,859.3

Item 1A.	RISK FACTORS

Risks Relating to Our Business

Our businesses may suffer as a result of the downturn in new residential construction.

New water and wastewater infrastructure spending, which is dependent upon residential construction, is important to our businesses. Since January 2006, there have been steep declines in the construction of new homes, which have adversely impacted our sales volume in recent periods. The disruption in the financial markets late in calendar 2008 exacerbated these declines and industry experts generally do not expect residential construction to improve until 2010 at the earliest. Our business activity is closely related to the development of residential land. We believe existing developed land will be built upon before new land is developed. Therefore, we expect our residential construction related business recovery to lag any recovery in new home construction. An extended downtown in residential construction activity will negatively affect our sales, profitability and cash flows and could impair our ability to conduct our businesses as they have historically been conducted.

A portion of our business relies on local, state and federal spending related to infrastructure upgrade, repair and replacement.

A portion of our business depends on local, state and federal spending on water and wastewater infrastructure upgrade, repair and replacement. A significant percentage of our products are ultimately used by municipalities or other governmental agencies in water transmission and collection systems. As a result, our sales could decline as a result of decreases in the number of projects planned by water agencies, government spending cuts, general budgetary constraints, difficulty in obtaining necessary permits or the inability of customers or end users to obtain financing. It is not unusual for water projects to be delayed and rescheduled for a number of reasons, including changes in project priorities and difficulties in complying with environmental and other government regulations.

The decline in economic conditions is causing many states and municipalities to collect lower than anticipated revenues, which is resulting in significant budget shortfalls. These shortfalls could lead to reduced or delayed funding for water infrastructure projects. Further, the Emergency Economic Stabilization Act of 2009 and the American Recovery and Reinvestment Act of 2009 were intended to cause an increase in funds available for municipal spending. There is some evidence that these acts caused a freeze on municipal spending as municipalities waited to determine if they would benefit from the availability of federal funds. At September 30, 2009, a very small portion of stimulus-related funds targeted for water infrastructure projects has been spent. These acts and other future acts may not result in a meaningful increase in water infrastructure purchases and, in the short term, could continue to have a material adverse effect on our sales to state and local governments. If state and local governments’ budgets remain negatively impacted by downturns in the economy, then spending growth in the infrastructure upgrade, repair and replacement sector will continue to be slow.

Some state and local governments have placed or may place significant restrictions on the use of water by their constituents. These water use restrictions have or may similarly lead to reduced water revenues by municipalities or other governmental agencies, which could similarly affect funding decisions for water-related projects.

Even if favorable economic conditions exist, state and local governments may choose not to address deferred infrastructure needs among competing budget priorities. A decline in local, state and federal spending on infrastructure could lead to a further decline in our sales, profitability and cash flows.

A report of the U.S. Conference of Mayors estimates that state and local government funding generally provides 99% and 95% of the investment in drinking water and wastewater infrastructure, respectively. Funds for water infrastructure repair and replacement typically come from local taxes or water rates. The ability of state and local governments to increase taxes or water rates may be limited. In addition, state and local governments that do not budget for capital depreciation in setting tax rates and water rates may be unable to pay for water infrastructure repair and replacement if they do not have other funding sources.

A portion of our business relies on cyclical non-residential construction.

A portion of our business depends on non-residential construction. Non-residential construction activity is cyclical and may lag general market downturns. Non-residential construction activity has declined, and independent forecasts of calendar 2010 non-residential construction activity indicate a decline of 16% compared to calendar 2009. A continued reduction in non-residential construction could result in a decline in our sales, profitability and cash flows.

If we are unable to execute cost-control measures successfully, our total operating costs may be greater than expected, which may adversely affect our profitability.

We have taken steps to lower our costs by reducing staff, compensation and employee benefits and implementing general cost-control measures, and we expect to continue some of these cost-control efforts for the foreseeable future. If we do not achieve the expected savings or if our operating costs increase as a result of our strategic initiatives, our total operating costs may be greater than anticipated. Although we believe that appropriate steps have been and are being taken to implement cost-control efforts while maintaining customer service and quality levels, if not managed properly, such efforts may affect our ability to generate future net sales. Reductions in staff and employee compensation and benefits could also adversely affect our ability to attract and retain key employees. In addition, we operate with significant operating leverage. A significant portion of our expenses consists of fixed costs that neither increase nor decrease proportionately with net sales. As a result, we are limited in our ability to reduce costs in the short term. If we are not able to implement further cost control efforts or reduce our fixed costs sufficiently in response to a further decline in our net sales, we may experience a higher percentage decline in our income from continuing operations.

Our business is subject to risk of cost increases and fluctuations and delays in the delivery of raw materials and purchased components.

Our business is subject to the risk of cost increases and fluctuations and periodic delays in the timely delivery of raw materials and purchased components that are beyond our control. Our operations require substantial amounts of raw materials or purchased components, such as scrap steel and iron, brass ingot, sand, resin, steel pipe and coke as well as purchased components.

The availability and cost of certain raw materials, such as brass ingot, scrap iron and scrap steel, as well as purchased components are subject to economic forces largely beyond our control, including North American and international demand, freight costs, speculation and foreign currency exchange rates. We generally purchase raw materials at current market costs and do not hedge our exposure to price changes. We are not always able, and may not be able in the future, to pass on increases in the cost of these raw materials to our customers. In particular, when raw material costs increase rapidly or to significantly higher than normal levels, we may not be able to pass cost increases through to our customers on a timely basis, if at all, which could lead to reductions of our income from operations, operating margins and cash flows. Any increases in the cost of raw materials and purchased components or decreases in their availability could impair our profitability.

We depend on a group of major distributors for a significant portion of our sales; any loss of these distributors could reduce our sales and continuing consolidation among distributors could cause price pressure.

Approximately 31% of our fiscal 2009 net sales were to our ten largest distributors, and approximately 23% of our fiscal 2009 net sales were to our three largest distributors: HDS IP Holding, LLC (“HD Supply”),

Ferguson Enterprises, Inc. and Mainline Supply Company. In fiscal 2009, HD Supply accounted for 16% and 15% of net sales for Mueller Co. and U.S. Pipe, respectively. We do not have written contracts with any of our major distributors.

While our relationships with our ten largest distributors have been long-lasting, distributors in our industry have experienced consolidation over the past five years. For example, The Home Depot, Inc. acquired National Waterworks Holdings, Inc. in 2005 and then acquired Hughes Supply, Inc. in 2006. These acquired businesses along with the related business from The Home Depot, Inc. have been merged into one entity operating as HD Supply, which became an independent company in 2007. As a result, two of our three historically largest distributors have been combined under common control. In addition, our distributors could be acquired by other distributors who buy products from our competitors. If consolidation among distributors continues, pricing pressure may result, which could lead to a decline in our sales and profitability. The loss of any one of our top distributors in any market could reduce our levels of sales and profitability.

While many distributors are large national companies, they conduct business through local operations that vary in scope and effectiveness. We attempt to align our businesses with the most successful distributors in any market. For some of our products, we may have relationships with multiple distributors in a single market, or may use a national distributor’s team in one market and a different national distributor in another market.

Our industry is very competitive and some of our products are similar to those manufactured by our competitors.

The U.S. and non-U.S. markets for water infrastructure, flow control and piping component system products are competitive. While there are only a few competitors for most of our product offerings, many of our competitors are well-established companies with strong brand recognition. Anvil’s products in particular compete on the basis of quality, availability and breadth of product and are sold in fragmented markets with low barriers to entry. Also, competition for ductile iron pipe sold by U.S. Pipe comes not only from ductile iron pipe produced by a concentrated number of manufacturers, but also from pipe composed of other materials, such as polyvinyl chloride (“PVC”), high-density polyethelyne (“HDPE”), concrete, fiberglass, reinforced plastic and steel. Further, our ability to retain our customers in the face of competition generally depends on a variety of factors, including the quality and price of our products and services and our ability to market our products effectively.

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

The 2007 Credit Agreement, which was amended in June 2009, includes terms and financial covenants that may limit or delay our ability to carry out our business plans effectively. In particular, the 2007 Credit Agreement includes restrictions on investments that may prevent us from taking advantage of significant business opportunities or making investments in joint ventures and acquisitions that we have targeted for future growth. The 2007 Credit Agreement also contains limitations on capital expenditures that may preclude capital investment in our business, or delay those investments.

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

Several states restrict the use of lead in water infrastructure products. In addition, California and other state legislatures have recently enacted laws which impose further restrictions on products used in water transmission and otherwise. Legislation to substantially restrict lead content in water infrastructure products also has been introduced in the U. S. Congress. Congress or other states may enact similar legislation to restrict the content of lead or other materials in products that come into contact with water. Mueller Co. produces brass products that comply with these existing standards.

Future legislation could further restrict the permitted amount of lead or other materials in products we sell. Complying with such restrictions could adversely affect our costs to manufacture products or influence our decisions regarding which markets to serve.

We have limited experience operating as a stand-alone company.

We became a stand-alone publicly traded company as a result of Walter Energy, Inc (“Walter Energy”, formerly Walter Industries, Inc.) distributing our Series B common stock to its shareholders on December 14, 2006 (the “Spin-off”). Our operating as a stand-alone publicly traded company may place significant demands on our management, operational and technical resources. Our successful future performance will depend on our ability to function as a stand-alone publicly traded company, to finance our operations and to adapt our information systems to changes in our businesses. Some of the financial information included in this annual report for periods prior to the Spin-off may not reflect what the operating results would have been had we been a stand-alone publicly traded company.

We are subject to certain risks inherent in managing a decentralized organization.

We currently have three business segments and operate under a decentralized organizational structure. The application of consistent accounting policies, internal controls, procedures and compliance programs across all of our operations may enhance efficiency and operating effectiveness and improve corporate information flows. We continue to communicate such policies, controls, procedures and programs and it could take time for such implementation to be complete. Further, we may need to modify existing compliance programs and processes to increase efficiency and operating effectiveness and improve corporate visibility into our decentralized operations and it could take time for any such modifications to be implemented across our operations. During the implementation periods, our decentralized operating approach could result in inconsistent management practices and procedures, which could adversely affect our businesses.

We may be unsuccessful in identifying, acquiring or integrating suitable acquisitions.

A part of our growth strategy depends on expansion, which we expect to occur primarily through acquisitions of businesses that can be integrated successfully into our existing businesses and that will provide us with complementary manufacturing capabilities, products, services, customers or end users. However, we may be unable to identify targets that will be suitable for acquisition. In addition, if we identify a suitable acquisition candidate, our ability to complete the acquisition will depend on a variety of factors, including our ability to finance the acquisition. Our ability to finance our acquisitions is subject to a number of factors, including the availability of adequate cash, cash flows from operations or acceptable financing terms and the terms of our amended 2007 Credit Agreement. In addition, there may be many challenges to integrating acquired companies and businesses into our Company, including eliminating redundant operations, facilities and systems, coordinating management and personnel, retaining key employees, managing different corporate cultures and achieving cost reductions and cross-selling opportunities. We may not be able to meet these challenges.

Our identifiable intangible assets are subject to possible impairment charges.

At September 30, 2009, we had $663.6 million of identifiable intangible assets on our balance sheet. All identifiable intangible assets are reviewed at least annually for possible impairment. Impairment may result from, among other things, deterioration in our performance, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of or affect the products and services sold by our businesses, and a variety of other factors. Any identified impairment must be expensed immediately as a charge to results of operations.

We have substantial debt and we may incur additional debt in the future.

At September 30, 2009, our total debt was $740.2 million compared to total assets of $1,739.5 million and total stockholders’ equity of $436.3 million. The level of our debt could have important consequences, including:

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
•

exposing us to risks inherent in interest rate fluctuations because a portion of our borrowings is at variable rates of interest, which could result in higher interest expense in the event of increases in interest rates.

We may not be able to generate sufficient cash to service all of our debt and may be forced to take other actions to satisfy our obligations under our debt, which may not be successful.

Our ability to service or to refinance our debt will depend upon our future operating performance, which will be affected by our ability to succeed in carrying out our business plans and by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control. Our businesses may not generate sufficient cash flows from operations or future borrowings may not be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs.

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

Our amended 2007 Credit Agreement requires the maintenance of specified financial ratios. Our ability to satisfy those requirements can be affected by events beyond our control, and there is a risk that we will not meet those tests. A breach of any of the financial or other covenants could result in a default under the amended 2007 Credit Agreement and Senior Subordinated Notes (together the “senior credit facilities”). If an event of default were not remedied after the delivery of notice of default and lapse of any relevant grace period, the holders of our debt would be able to declare it immediately due and payable. Upon the occurrence of an event of default under our senior credit facilities, the lenders could also terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure the indebtedness under our amended 2007 Credit Agreement. We have pledged substantially all of our assets (including our intellectual property), other than the assets of our foreign subsidiaries, as security under the amended 2007 Credit Agreement. If the lenders under our amended 2007 Credit Agreement or holders of our Senior Subordinated Notes accelerate the repayment of borrowings, we may not have sufficient assets to repay our senior credit facilities and our other indebtedness, which could negatively impact the value of our common stock and our ability to operate as a going concern. Further, the covenants in our senior credit facilities limit our ability to engage in certain transactions.

Changes in our credit ratings and macroeconomic conditions may affect our borrowing costs, limit our financing options and reduce the flexibility of our financing in the future.

Our senior credit facilities are rated by Standard & Poor’s and Moody’s Investors Service and we are currently rated below-investment grade by both rating agencies. Any future borrowings will reflect the impact of these ratings, and additional reductions in our credit ratings could further increase our borrowing costs, subject us to more onerous terms and reduce our borrowing flexibility. Such limitations on our financing options may affect our ability to refinance existing debt or fund major acquisitions or capital-intensive internal initiatives.

In addition, deteriorating economic conditions, including a recession, market disruptions, tightened credit markets and significantly wider corporate borrowing spreads, may make it more difficult or costly for us to finance significant transactions or obtain replacement financing for our existing debt.

Our business may be harmed by work stoppages and other labor relations matters.

We are subject to a risk of work stoppages and other labor relations matters because a large portion of our hourly workforce is represented by collective bargaining agreements. At September 30, 2009, approximately 75% of our hourly workforce was covered by these agreements. These employees are represented by locals from six different unions, including the Glass, Molders, Pottery, Plastics and Allied Workers International Union, which represents the largest number of our employees. Our labor agreements will be negotiated as they expire at various times through June 2012. Work stoppages for an extended period of time could impair our businesses. Labor costs are a significant element of the total costs involved in our manufacturing process, and an increase in the costs of labor could therefore harm our businesses. In addition, the freight companies that deliver our products to our customers generally use truck drivers represented by collective bargaining agreements, and our businesses could suffer if these truck drivers face work stoppages or support other work stoppages.

If the Employee Free Choice Act is adopted, our employee related costs could increase

The Employee Free Choice Act (“EFCA”) or a variation of it could be enacted in the future and could have an adverse impact on our businesses. EFCA aims to amend the National Labor Relations Act, by making it easier for workers to obtain union representation and increasing the penalties employers may incur if they engage in labor practices in violation of the National Labor Relations Act. EFCA requires the National Labor Relations Board (“NLRB”) to review petitions filed by employees for the purpose of creating a labor organization and to certify a bargaining representative without directing an election if a majority of the bargaining unit employees have authorized designation of the representative. EFCA also requires the parties to begin bargaining within 10 days of the receipt of the petition, or longer time if mutually agreed upon. In addition, if the union and employer cannot agree upon the terms of a first collective bargaining agreement within 90 days, which can be extended by mutual agreement, either party can request federal mediation, which could lead to binding arbitration if an agreement still cannot be reached after an additional 30 days which can be extended by mutual agreement. EFCA would also require the NLRB to seek a federal injunction against an employer whenever there is reasonable cause to believe that the employer has discharged or discriminated against an employee to encourage or discourage membership in the labor organization, threatened to discharge or otherwise discriminate against an employee in order to interfere with, restrain, or coerce employees in the exercise of guaranteed collective bargaining rights, or engaged in any other related unfair labor practice that significantly interferes with, restrains, or coerces employees in the exercise of such guaranteed rights. EFCA adds additional remedies for such violations, including back pay plus liquidated damages and civil penalties to be determined by the NLRB not to exceed $20,000 per infraction.

Our sales are influenced by weather conditions and the level of construction activity at different times of the year; we may not be able to generate sales that are sufficient to cover our expenses during certain periods of the year.

Some of our products, including ductile iron pipe, valves and fire hydrants are moderately seasonal, with lower sales in our first and second fiscal quarters when weather conditions throughout most of North America tend to be cold resulting in lower levels of construction activity. This seasonality in demand has resulted in fluctuations in our sales and operating results. In order to satisfy demand during expected peak periods, we may incur costs associated with inventory build-up, and there can be no assurance that our projections as to future needs will be accurate. We have a backlog of orders for some products for which we have inadequate inventories, or which are made-to-order. Because many of our expenses are fixed, seasonal trends can cause reductions in our income from operations and profit margins and deterioration of our financial condition during periods affected by lower production or sales activity.

We may be subject to product liability or warranty claims that could require us to make significant payments.

We are exposed to product liability, warranty, and other claims in the event that the use of our products results, or is alleged to result, in bodily injury or property damage. There is a risk that we will experience product liability or warranty losses in the future or that we will incur expenses to defend such claims. Such losses and expenses may be material. While we currently have product liability insurance, our product liability insurance coverage may not be adequate for any liabilities that may ultimately be incurred or the coverage may not continue to be available on terms acceptable to us. A successful claim brought against us in excess of our available insurance coverage could require us to make significant payments or a requirement to participate in a product recall may harm our reputation or profitability. Any such product claims can include costs to access and repair installed products, which can exceed our sales related to these products.

We rely on a predecessor to Tyco International Ltd. (“Tyco”) to indemnify us for certain liabilities and there is a risk that Tyco may become unable or fail to fulfill its obligations.

Under the terms of the acquisition agreement relating to the August 1999 sale by Tyco of the Mueller Co. and Anvil businesses to the prior owner of these businesses, we are indemnified by Tyco for all liabilities arising in connection with the operation of these businesses prior to their sale by Tyco, including with respect to products manufactured or sold prior to the closing of that transaction. The indemnity survives forever and is not subject to any dollar limits. In the past, Tyco has made substantial payments and/or assumed defense of claims pursuant to this indemnification provision. In addition, Tyco’s indemnity does not cover product liabilities to the extent caused by our products manufactured after that transaction. In June 2007, Tyco was separated into three separate publicly traded companies. Should Tyco’s successor become financially unable or fail to comply with the terms of the indemnity, we may be responsible for such obligations or liabilities. For more information about our potential product liabilities, see “Item 3. LEGAL PROCEEDINGS”.

New governmental regulation relating to carbon dioxide emissions may subject us to significant new costs and restrictions on our operations.

Certain of our manufacturing plants use significant amounts of electricity and natural gas and certain of our plants emit significant amounts of carbon dioxide. Federal and state courts and administrative agencies are considering the scope and scale of carbon dioxide emission regulation under various laws pertaining to the environment, energy use and development and greenhouse gas emissions. There are bills pending in Congress that would regulate carbon dioxide emissions through a cap-and-trade system under which emitters would be required to buy allowances to offset emissions of carbon dioxide. In addition, several states are considering various carbon dioxide registration and reduction programs. Carbon dioxide regulation could increase the price of the electricity we purchase, increase costs for our use of natural gas, potentially restrict access to or the use of natural gas or require us to purchase allowances to offset our own emissions. Federal, state and local governments may also pass laws mandating the use of alternative energy sources, such as wind and the sun, which may increase the cost of energy used in our operations. While future emission regulation appears likely, it is too early to predict how this regulation will affect our business, operations or financial results.

We are subject to environmental, health and safety laws and regulations that could subject us to liability for fines, cleanups and other damages, require us to incur significant costs to modify our operations and increase our manufacturing costs.

We are subject to various laws and regulations relating to the protection of the environment and human health and safety and must incur capital and other expenditures to comply with these requirements. Failure to comply with any environmental, health or safety requirements could result in the assessment of damages, or imposition of penalties, suspension of production, a required upgrade or change to equipment or processes or a cessation of operations at one or more of our facilities. Because these laws are complex, constantly changing and may be applied retroactively, there is a risk that these requirements, in particular as they change in the future, may impair our businesses, profitability and results of operations.

In addition, we incurred costs to comply with the National Emissions Standards for Hazardous Air Pollutants issued by the Environmental Protection Agency (“EPA”) for iron and steel foundries and for our foundries’ painting operations. See “Item 1. BUSINESS—Environmental Matters”. We may be required to conduct investigations and perform remedial activities that could require us to incur material costs in the future. Our operations involve the use of hazardous substances and the disposal of hazardous wastes. We may incur costs to manage these substances and wastes and may be subject to claims for damage for personal injury, property damage or damage to natural resources.

U.S. Pipe has been identified as a potentially responsible party liable under federal environmental laws for a portion of the cleanup costs with regard to two sites, one in Alabama and one in California, and is currently subject to an administrative consent order requiring certain monitoring and cleanup with regard to a New Jersey facility. Such cleanup costs could be substantial and could have a negative effect on our profitability and cash flows in any given reporting period. For more information about our environmental compliance and potential environmental liabilities, see “Item 1. BUSINESS—Environmental Matters.”

Our businesses and ability to compete could suffer if we fail to protect our intellectual property.

Our businesses depend upon our technology and expertise, which is largely developed internally. While we believe that none of our operating units is substantially dependent on any single patent, trademark, copyright or other form of intellectual property, we rely on a combination of patent protection, copyright and trademark laws, trade secrets protection, employee and third party confidentiality and nondisclosure agreements and technical measures to protect our intellectual property rights. There is a risk that the measures we take to protect our intellectual property rights may not adequately deter infringement, misappropriation or independent third-party development of our technology or to prevent an unauthorized third party from obtaining or using information or intellectual property that we regard as proprietary or to keep others from using brand names similar to our own. The disclosure, misappropriation or infringement of our intellectual property could harm our competitive position. In addition, our actions to enforce our rights may result in substantial costs and diversion of management and other resources. We may also be subject to intellectual property infringement claims from time to time, which may result in our incurring additional expenses and diverting our resources to respond to these claims.

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

We provide a range of benefits to our employees and retired employees, including pensions and postretirement healthcare. We record annual amounts relating to these plans based on calculations specified by generally accepted accounting principles, which include various actuarial assumptions. At September 30, 2009, the market value of U.S. pension plan assets was approximately $270.0 million. The investment performance of our U.S. pension plans for the year ended September 30, 2009 was a gain of $0.2 million.

Based on the requirements of the Pension Protection Act, we contributed $23.7 million to our U.S. pension plans in fiscal 2009. We currently estimate contributing approximately $23 million to $25 million to our U.S. pension plans during fiscal 2010. Assumed health care cost trend rates, discount rates, expected return on plan assets and salary increases have a significant effect on the amounts reported for the pension and health care plans. Cash expenditures and costs that we incur could be materially higher. Further, the current volatile economic environment and the rapid deterioration in equity markets in late 2008 and early 2009 have caused investment performance to decline. As a result, we may be required to increase the amount of cash contributions we make into our pension plans in the future in order to meet funding level requirements.

Compliance with the securities laws and regulations is likely to make it more difficult and expensive for us to maintain directors and officers liability insurance and to attract and retain qualified members of our Board of Directors.

We expect the Sarbanes-Oxley Act of 2002 and the rules and regulations subsequently implemented by the Securities and Exchange Commission and the Public Company Accounting Oversight Board to continue to impose compliance burdens and costs on us. Those rules and regulations may make it more difficult and expensive for us to maintain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to maintain coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified members of our Board of Directors, particularly to serve on our audit committee, and executive officers.

Risks Relating to Our Relationship with Walter Energy

We may have substantial additional liability for federal income tax allegedly owed by Walter Energy.

Each member of a consolidated group for federal income tax purposes is severally liable for the federal income tax liability of each other member of the consolidated group for any year in which it is a member of the group at any time during such year. Each member of the Walter Energy consolidated group, which included us (including our subsidiaries) through December 14, 2006, is also jointly and severally liable for pension and benefit funding and termination liabilities of other group members, as well as certain benefit plan taxes. Accordingly, we could be liable under such provisions in the event any such liability is incurred, and not discharged, by any other member of the Walter Energy consolidated group for any period during which we were included in the Walter Energy consolidated group.

A dispute exists with regard to federal income taxes for fiscal years 1980 to 1994 and 1999 to 2001 allegedly owed by the Walter Energy consolidated group, which included U.S. Pipe during these periods. According to Walter Energy’s Quarterly Report on Form 10-Q for the period ended September 30, 2009, Walter Energy’s management estimates that the amount of tax claimed by the Internal Revenue Service is approximately $34.0 million for issues currently in dispute in bankruptcy court for matters unrelated to us. This amount is subject to interest and penalties. In addition, the Internal Revenue Service has issued a Notice of Proposed Deficiency assessing additional tax of $82.2 million for the Walter Energy tax years ended May 31, 2000, December 31, 2000 and December 31, 2001. As a matter of law, we are jointly and severally liable for any final tax determination, which means that in the event Walter Energy is unable to pay any amounts owed, we would be liable. Walter Energy disclosed in the above mentioned Form 10-Q that they believe their filing positions have substantial merit and that they intend to defend vigorously any claims asserted.

The tax allocation agreement between us and Walter Energy allocates to us certain tax risks associated with the Spin-off.

Walter Energy effectively controlled all of our tax decisions for periods during which we were a member of the Walter Energy consolidated federal income tax group and certain combined, consolidated or unitary state and local income tax groups. Under the terms of the income tax allocation agreement between us and Walter Energy dated May 26, 2006, we generally compute our tax liability on a stand-alone basis, but Walter Energy has sole authority to respond to and conduct all tax proceedings (including tax audits) relating to our federal income and combined state returns, to file all such returns on behalf of us and to determine the amount of our liability to (or entitlement to payment from) Walter Energy for such periods. This arrangement may result in conflicts of interests between us and Walter Energy. In addition, the tax allocation agreement provides that if the Spin-off is determined not to be tax-free pursuant to Section 355 of the Internal Revenue Code of 1986, as amended, we generally will be responsible for any taxes incurred by Walter Energy or its shareholders if such taxes result from certain of our actions or omissions and for a percentage of any such taxes that are not a result of our actions or omissions or Walter Energy’s actions or omissions or taxes based upon our market value relative to Walter Energy’s market value. Additionally, to the extent that Walter Energy was unable to pay taxes, if any, attributable to the Spin-off and for which it is responsible under our tax allocation agreement, we could be liable for those taxes as a result of being a member of the Walter Energy consolidated group for the year in which the Spin-off occurred.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

Our principal properties are listed below.

Location	Activity	Size (sq. ft.)	Owned or leased
Mueller Co.:
Albertville, AL	Manufacturing	422,481	Leased
Aurora, IL	Manufacturing	146,880	Owned
Decatur, IL	Manufacturing and selling, general and administration	467,044	Owned
Hammond, IN	Manufacturing	51,160	Owned
Cleveland, NC	Manufacturing	190,000	Owned
Bethlehem, PA	Manufacturing	104,000	Leased
Chattanooga, TN	Manufacturing	525,000	Owned
Cleveland, TN	Manufacturing	40,000	Owned
Murfreesboro, TN	Manufacturing	11,400	Owned
Murfreesboro, TN	Manufacturing	12,000	Leased
Brownsville, TX	Manufacturing	50,000	Leased
Calgary, Alberta	Distribution	11,000	Leased
Barrie, Ontario	Distribution	50,000	Leased
St. Jerome, Quebec	Manufacturing	55,000	Owned
Jingmen, China	Manufacturing	154,377	Owned

U.S. Pipe:
Bessemer, AL	Manufacturing	962,000	Owned
Birmingham, AL	Selling, general and administration	66,000	Owned
North Birmingham, AL	Manufacturing	360,000	Owned
Union City, CA	Manufacturing	139,000	Owned
Burlington, NJ	Distribution	158,289	Owned

Anvil:
Santa Fe Springs, CA	Distribution	37,815	Leased
University Park, IL	Distribution	192,000	Leased
Sparks, NV	Distribution	124,500	Leased
Portsmouth, NH	Selling, general and administration	13,740	Leased
Aurora, OH*	Manufacturing	39,650	Leased
Columbia, PA	Manufacturing and distribution	663,119	Owned
Greencastle, PA	Manufacturing	132,743	Owned
Pottstown, PA	Manufacturing	46,000	Owned
Waynesboro, PA	Manufacturing	72,836	Owned
North Kingstown, RI	Manufacturing	156,115	Leased
Henderson, TN	Manufacturing	167,700	Owned
Grand Prairie, TX	Distribution	218,400	Leased
Houston, TX	Manufacturing	57,600	Owned
Houston, TX	Manufacturing	46,934	Owned
Longview, TX	Manufacturing	114,000	Owned
Simcoe, Ontario	Distribution	126,090	Owned
Montreal, Quebec	Distribution	128,700	Leased

Corporate
Atlanta, GA	Corporate headquarters	24,728	Leased

*	Sold with divestiture of Picoma assets in November 2009.

We consider our facilities to be well-maintained and believe we have sufficient capacity to meet our anticipated needs through fiscal 2010. All of our U.S. facility leases and leasehold interests are encumbered by liens securing our obligations under our 2007 Credit Agreement. Our leased properties have terms expiring at various dates through October 2017.

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

Environmental.  We are subject to a wide variety of laws and regulations concerning the protection of the environment, both with respect to the operation of many of our plants and with respect to remediating environmental conditions that may exist at our own and other properties. We strive to comply with federal, state and local environmental laws and regulations. We accrue for environmental expenses resulting from existing conditions that relate to past operations when the costs are probable and reasonably estimable. These expenses were $4.3 million, $6.8 million and $8.0 million during fiscal 2009, 2008 and 2007, respectively. We capitalize environmental expenditures that increase the life or efficiency of property or that reduce or prevent environmental contamination. Capital expenditures for environmental requirements are anticipated to be approximately $3.2 million during fiscal 2010. Capitalized environmental-related expenditures were $3.7 million, $2.9 million and $16.2 million during fiscal 2009, 2008 and 2007, respectively.

In September 1987, we implemented an Administrative Consent Order (“ACO”) for our Burlington, New Jersey plant that was required under the New Jersey Environmental Cleanup Responsibility Act (now known as the Industrial Site Recovery Act). The ACO required soil and ground water cleanup, and we have completed, and have received final approval on, the soil cleanup required by the ACO. U.S. Pipe continues to pump and treat ground water at this site. Further remediation could be required. Long-term ground water monitoring is also required to verify natural attenuation. We do not know how long ground water monitoring will be required, and do not believe monitoring or further remediation costs, if any, will have a material adverse effect on our financial condition or results of operations.

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

U.S. Pipe and a number of co-defendant foundry-related companies were named in a putative civil class action case originally filed in April 2005 in the Circuit Court of Calhoun County, Alabama, and removed by defendants to the U.S. District Court for the Northern District of Alabama under the Class Action Fairness Act. The putative plaintiffs in the case filed an amended complaint with the U.S. District Court in December 2006. The amended complaint alleged state law tort claims (negligence, failure to warn, wantonness, nuisance, trespass and outrage) arising from the creation and disposal of “foundry sand” alleged to contain harmful levels of PCBs and other toxins, including arsenic, cadmium, chromium, lead and zinc. The plaintiffs originally sought damages for real and personal property and for other unspecified personal injury. In June 2007, a motion to dismiss was granted to U.S. Pipe and certain co-defendants as to the claims for negligence, failure to warn, nuisance, trespass and outrage. The remainder of the complaint was dismissed with leave to file an amended complaint. On July 6, 2007, plaintiffs filed a second amended complaint, which dismissed prior claims relating to U.S. Pipe’s former facility located at 2101 West 10th Street in Anniston, Alabama and no longer alleges personal injury claims. Plaintiffs filed a third amended complaint on July 27, 2007. U.S. Pipe and the other defendants have moved to dismiss the third amended complaint. On September 24, 2008, the court issued an order on the motion, dismissing the claims for wantonness and permitting the plaintiffs to move forward with their claims of nuisance, trespass and negligence. We believe that numerous procedural and substantive defenses are available. We currently have no reasonable basis to form a view with respect to the probability or amount of liability in this matter.

Environmental advocacy groups, relying on standards established by California’s Proposition 65, are seeking to eliminate or reduce the content of lead in water infrastructure products offered for sale in California and other jurisdictions. Some of our subsidiaries previously entered into settlement agreements with these environmental advocacy groups to modify products or offer substitutes for sale in California. California recently passed Assembly Bill No. 1953 that redefines, as of January 1, 2010, the term “lead free” to refer to a weighted average lead content of the wetted surface area of the pipes, fittings and fixtures of not more than 0.25%. Mueller Co. ceased shipments of brass products not complying with this standard to customers in California in fiscal 2009. Legislation to substantially restrict lead content in water infrastructure products also has been introduced in the U.S. Congress. Congress or state legislatures may enact similar legislation to restrict the content of lead in water products, which could require us to incur additional costs to modify production. Although Mueller Co. now produces “lead free” brass products, most of Mueller Co.’s brass valve products contain small amounts of lead.

In March 2004, Anvil entered into a Consent Order with the Georgia Department of Natural Resources regarding alleged hazardous waste violations at Anvil’s former foundry facility in Statesboro, Georgia. Pursuant to the Consent Order, we have agreed to perform various investigatory and remedial actions at our former foundry and landfill. The total estimated costs have been accrued.

Although no assurance can be given that we will not be required in the future to make material expenditures relating to environmental laws or legally mandated site cleanup, we do not believe at this time that the compliance and cleanup costs, if any, associated with the current laws and sites for which we have cleanup liability or any other future sites will have a material adverse effect on our financial condition or results of operations.

Some of our subsidiaries have been named as defendants in asbestos-related lawsuits. We do not believe these lawsuits, either individually or in the aggregate, are material to our consolidated financial position or results of operations.

In the acquisition agreement pursuant to which a predecessor to Tyco International Ltd. (“Tyco”) sold our Mueller Co. and Anvil businesses to the prior owners of these businesses in August 1999, Tyco agreed to indemnify Mueller Co., Anvil and their affiliates, among other things, for all “Excluded Liabilities.” Excluded Liabilities include, among other things, substantially all liabilities of Mueller Co., Anvil and their affiliates relating to the time prior to August 1999, including environmental liabilities. The indemnity survives indefinitely. In addition, Tyco’s indemnity does not cover liabilities to the extent caused by us or the operation of our businesses after August 1999, nor does it cover liabilities arising with respect to businesses or sites acquired after August 1999. In June 2007, Tyco was separated into three separate publicly traded companies. Should Tyco’s successors become financially unable or fail to comply with the terms of the indemnity, we may be responsible for such obligations or liabilities.

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

No matters were submitted to a vote of security holders during the quarter ended September 30, 2009.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Series A common stock has been listed on the New York Stock Exchange under the trading symbol MWA since May 26, 2006. The shares of Series A common stock had identical rights as shares of Series B common stock except that the Series A common stock has one vote per share and the Series B common stock had eight votes per share. On January 28, 2009, each share of Series B common stock was converted into one share of Series A common stock.

Covenants contained in certain of the debt instruments referred to in Note 8 of “Notes to Consolidated Financial Statements” restrict the amount we can pay in cash dividends. Future dividends will be declared at the discretion of our Board of Directors and will depend on our future earnings, financial condition and other factors.

The range of high and low intraday sales prices of our common stock and the dividends declared per share is presented below.

	Series A		Series B						Dividends per share
	High	Low	High			Low
Year ended September 30, 2009:
4th quarter	$5.81	$2.52	$	NA		$	NA		$0.0175
3rd quarter	5.17	3.05		NA			NA		0.0175
2nd quarter	8.47	1.48		8.42	*		6.28	*	0.0175
1st quarter	9.07	3.40		8.44			3.33		0.0175

Year ended September 30, 2008:
4th quarter	$12.71	$7.12		$11.71			$5.48		$0.0175
3rd quarter	10.53	7.50		10.05			7.32		0.0175
2nd quarter	9.60	6.64		10.12			7.50		0.0175
1st quarter	14.18	8.98		11.98			8.35		0.0175

*	Through January 28, 2009.

At September 30, 2009, there were 146 stockholders of record for our Series A common stock.

Equity Compensation Plan Information

The information regarding our compensation plans under which equity securities are authorized for issuance is set forth in “Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS”.

Sale of Unregistered Securities

We did not issue any unregistered securities during the year ended September 30, 2009.

Issuer Purchases of Equity Securities

During the three months ended September 30, 2009, we repurchased shares of our Series A common stock as presented below.

Period	Number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs

July 1-31, 2009	848	$3.58	-	-
August 1-31, 2009	904	3.94	-	-
September 1-30, 2009	-	-	-	-

(1) Consists of shares surrendered to the Company to pay the tax withholding obligations in connection with the vesting of restricted stock units issued to employees.

Stock Price Performance Graphs

The following line graph compares the cumulative quarterly stock market performance of our Series A common stock with the Russell 2000 Stock Index (“Russell 2000”) and the Dow Jones U.S. Building Materials & Fixtures Index (“DJ Building Materials & Fixtures”). Our Series A common stock first traded on June 1, 2006.

Total return values were calculated based on cumulative total return assuming (i) the investment of $100 in our common stock, the Russell 2000 and the DJ Building Materials & Fixtures on the dates indicated and (ii) reinvestment of all dividends.

Item 6.	SELECTED FINANCIAL DATA

On October 3, 2005, Walter Energy, Inc. (“Walter Energy”, formerly Walter Industries, Inc.) acquired all outstanding shares of capital stock representing the Mueller Co. and Anvil businesses and contributed its U.S. Pipe business to form the Company as it currently exists. U.S. Pipe was deemed the acquirer of Mueller Co. and Anvil. Accordingly, U.S. Pipe’s historical financial information is used for the Company prior to October 3, 2005. The Company’s results of operations include Mueller Co. and Anvil beginning October 3, 2005. The selected financial and other data presented below should be read in conjunction with, and are qualified by reference to, “Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” and the consolidated financial statements and notes thereto included elsewhere in this annual report.

	Fiscal year ended September 30,
	2009	2008	2007	2006	2005 (a)
	(in millions, except per share data)
Statement of operations data:
Net sales	$1,427.9	$1,859.3	$1,849.0	$1,933.4	$456.9
Cost of sales (b)	1,171.0	1,420.3	1,385.8	1,525.7	402.2

Gross profit	256.9	439.0	463.2	407.7	54.7
Selling, general and administrative expenses (c)	239.1	274.6	253.2	250.1	31.3
Impairment charges (d)	970.9	-	-	-	-
Restructuring charges (e)	47.8	18.3	-	28.6	-

Income (loss) from operations	(1,000.9)	146.1	210.0	129.0	23.4
Interest expense, net	78.3	72.4	86.8	107.4	15.5
Loss on early extinguishment of debt	5.3	-	36.5	8.5	-
Gain on repurchase of debt	(1.5)	-	-	-	-

Income (loss) before income taxes	(1,083.0)	73.7	86.7	13.1	7.9
Income tax expense (benefit)	(86.3)	31.7	38.5	8.0	2.8

Net income (loss)	$(996.7)	$42.0	$48.2	$5.1	$5.1

Net income (loss) per share:
Basic and diluted	$(8.55)	$0.36	$0.42	$0.05	$0.06

Weighted average shares outstanding:
Basic (f)	116.6	115.1	114.7	95.5	85.8
Diluted (f)	116.6	115.5	115.3	95.5	85.8

Other data:
Depreciation and amortization	$90.2	$93.1	$101.4	$96.9	$19.4
Capital expenditures	39.7	88.1	88.3	71.1	16.5
Cash dividends declared per share (g)	0.07	0.07	0.07	5.32	-

Balance sheet data (at September 30):
Cash and cash equivalents (h)	61.5	183.9	98.9	81.4	-
Working capital	525.3	755.6	709.7	680.0	188.7
Property, plant and equipment, net	296.4	356.8	351.8	337.0	149.2
Total assets	1,739.5	3,090.2	3,009.2	2,989.9	514.7
Total debt	740.2	1,095.5	1,100.5	1,127.3	-
Long-term obligations	902.4	1,170.8	1,150.6	1,229.2	560.9
Total liabilities	1,303.2	1,761.3	1,698.2	1,762.9	669.9
Total equity (deficit)	436.3	1,328.9	1,311.0	1,227.0	(155.2)

(a)	Effective September 30, 2005, we changed our fiscal year end to September 30. This change resulted in a nine month fiscal year in 2005.

(b)	The year ended September 30, 2006 includes $70.4 million of adjustments related to valuing Mueller Co. and Anvil inventory acquired on October 3, 2005 at fair value and $21.3 million of inventory write-offs and higher per unit overhead costs resulting from the closure of U.S. Pipe’s Chattanooga, Tennessee plant.
(c)	Includes related party corporate charges from Walter Energy of $1.6 million, $8.0 million and $7.3 million during the years ended September 30, 2007, 2006 and 2005, respectively.
(d)	In fiscal 2009, goodwill was determined to be fully impaired resulting in charges of $717.3 million for Mueller Co., $92.7 million for Anvil and $59.5 million for U.S. Pipe. Mueller Co.’s trademarks and trade names were determined to be partially impaired resulting in a charge of $101.4 million.
(e)	The year ended September 30, 2009 includes $38.5 million of charges resulting from actions related to U.S. Pipe’s North Birmingham facility to lower costs and reduce capacity and $9.3 million of primarily severance costs related to Company-wide workforce reductions in response to lower demand for our products. The year ended September 30, 2008 includes $18.3 million to cease manufacturing operations at U.S. Pipe’s Burlington, New Jersey facility. The year ended September 30, 2006 includes $28.6 million to close U.S. Pipe’s Chattanooga, Tennessee plant and transfer the valve and fire hydrant production of that plant to Mueller Co.’s Chattanooga, Tennessee and Albertville, Alabama plants.
(f)	The 85,844,920 shares of Series B common stock distributed to Walter Energy in December 2006 were deemed the only equity securities outstanding for the fiscal year ended September 30, 2005.
(g)	During the year ended September 30, 2006, the Company declared dividends of $456.5 million to its owner at that time, Walter Energy. The 85,844,920 shares of Series B common stock distributed to Walter Energy in December 2006 were deemed the only equity securities outstanding when these dividends were paid.
(h)	Prior to October 3, 2005, the Company’s cash and cash equivalents were transferred daily to Walter Energy, effectively reducing the Company’s cash to virtually zero on a daily basis. Subsequent to October 3, 2005, daily cash transfers to Walter Energy ceased.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Organization

On October 3, 2005, Walter Energy, Inc. (“Walter Energy”, formerly Walter Industries, Inc.) acquired all outstanding shares of capital stock representing the Mueller Co. and Anvil businesses and contributed them to its U.S. Pipe business to form the Company as it currently exists. In December 2006, Walter Energy distributed to its shareholders all of its equity interests in the Company, consisting of all of the Company’s outstanding shares of Series B common stock. On January 28, 2009, each share of Series B common stock was converted into one share of Series A common stock.

References to a fiscal year refer to the 12 months ended September 30 of that calendar year.

Business

The Company is a leading North American manufacturer and marketer of a broad range of water infrastructure, flow control and piping component system products for use in water distribution networks and water treatment facilities. We manage our businesses and report operations through three business segments, based largely upon the products that they sell and the customers that they serve: Mueller Co., U.S. Pipe and Anvil.

Mueller Co.  Mueller Co. manufactures and sells, primarily through distributors, valves, fire hydrants and related products primarily to the water and wastewater infrastructure markets. Mueller Co.’s sales are driven principally by spending on water and wastewater infrastructure upgrade, repair and replacement and construction of new water and wastewater infrastructure.

U.S. Pipe.  U.S. Pipe manufactures ductile iron pipe, restraint joints and related products and sells these products and fittings to water infrastructure and wastewater customers. U.S. Pipe products are sold primarily to waterworks distributors, contractors, municipalities, utilities and other governmental agencies.

Anvil.  Anvil manufactures and sources pipe, fittings, pipe hangers and pipe nipples and a variety of related products and sells these products, primarily through distributors, to a wide variety of end users, including non-residential construction contractors, municipalities, water and wastewater utilities and gas utilities.

Developments and Trends

The impact of the overall weakness of the U.S. economy on our end markets continues to affect our operations adversely. Net sales have decreased significantly from fiscal 2008 levels. Our manufacturing operations include significant fixed costs. As shipment volumes decline, these fixed costs represent a relatively higher percentage of total costs to manufacture our products and our profitability is reduced. Reduced profitability consumes our available capital, weakens our financial position and adversely affects compliance with the financial covenants contained in our credit agreements and indentures. See “Liquidity and Capital Resources” for a detailed description of these financial covenants.

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

A significant portion of our net sales is directly related to residential construction, municipal water infrastructure and non-residential construction activity in the United States. Various external sources forecast annualized housing starts increase 12% to 40% in calendar 2010 compared to calendar 2009. We expect our related sales to lag any recovery in the residential construction market. In addition, we believe municipal water infrastructure spending could be influenced by an increase in demand in the second half of fiscal 2010 primarily driven by stimulus spending. We also expect non-residential construction to decrease in fiscal 2010 as a result of a slowdown in general economic activity. Independent forecasts of calendar 2010 non-residential construction activity indicate a decline of 16% compared to calendar 2009.

As a result, most of our manufacturing facilities are operating significantly below their optimal capacities. Since the end of fiscal 2008, we have reduced headcount, consolidated facilities, reduced operating days and reduced overall spending activities in response to lower demand for our products. During the third and fourth quarters of fiscal 2009, however, we increased production at Mueller Co. and U.S. Pipe compared to the second quarter due to a seasonal uptick in demand. We continually monitor our production activities in response to evolving business conditions and expect to take additional steps to improve inventory turns. Restructuring actions at U.S. Pipe’s North Birmingham facility resulted in lower fixed costs, reduced capacity and a $38.5 million non-cash restructuring charge, primarily for impairment of property, plant and equipment, during the year ended September 30, 2009.

In addition to reduced demand in water infrastructure markets, we believe our distributors have also reduced their inventory levels in response to current economic conditions. We expect our distributors to maintain lower inventory levels for the near future.

We test our goodwill and other noncurrent assets for possible impairment at least annually as of September 1 and more frequently in the event that certain conditions exist indicating impairment may have occurred. The testing is a two-step process. Step 1 compares the fair value of a reporting unit to its carrying value. We have identified each of our segments as a reporting unit. Step 2 is a more detailed analysis of the fair value of each reporting unit’s individual assets and liabilities and is performed if Step 1 indicates possible impairment. Our Step 1 testing as of September 1, 2008 did not indicate possible impairment. Subsequent to September 1, 2008, equity markets in the United States and our stock market capitalization in particular decreased significantly. We considered these decreases as such a condition to perform interim impairment testing. Our valuation for the Company was based on a combination of our estimate of our future cash flows and the market comparable valuations of similar companies. Our estimate of future cash flows extends a number of years into the future. These estimates are complex, subjective and uncertain and reflect our estimate of the business conditions in the future, over which we may have very little control. Choosing an appropriate discount rate to apply to these estimated cash flows is also complex and subjective. We use our estimated future cash flows as the best information of future cash flows available to our investors. We use the market comparable valuations as a reasonable method to value the risks investors perceive in companies like ours. We weight our cash flow estimates at least as heavily as the market comparable data. At December 31, 2008, our Step 1 testing indicated possible impairment so we proceeded to Step 2 testing.

At December 31, 2008, we reported estimated goodwill impairment charges of $59.5 million for U.S. Pipe, completely impairing its goodwill, and $340.5 million against Mueller Co.’s prior goodwill balance of $718.4 million, subject to additional fair value analysis. Any additional impairment charge was not expected to exceed $200 million. During the three months ended March 31, 2009, however, our common stock began trading at prices significantly lower than prior periods, especially beginning in February. Our lower market capitalization prompted us to perform a second interim impairment assessment at March 31, 2009. This testing led to the conclusion that all of our remaining goodwill was fully impaired. During the three months ended March 31, 2009, we recorded additional goodwill impairment charges of $376.8 million for Mueller Co. and $92.7 million for Anvil.

In conjunction with the testing of goodwill for impairment, we also compared the estimated fair values of our identified other intangible assets to their respective carrying values and determined that the carrying amount of trademarks and trade names at Mueller Co. had been impaired. At March 31, 2009, we recorded an impairment charge against these assets of $101.4 million. Mueller Co.’s trademarks and trade names have a remaining carrying value of $263.0 million at September 30, 2009.

A significant portion of our pension plan assets is invested in equity securities. The overall deterioration of U.S. and international equity markets in the latter part of 2008 and early 2009 caused the fair market value of these assets to decline. If equity markets continue to perform poorly, we will reduce our estimated long-term rate of return on these assets, which will cause pension expense to increase and require higher levels of Company contributions to these plans. We may also allocate more of the pension plan assets to fixed income investments. Fixed income investments generally provide a lower rate of return than equity investments. Therefore, we lowered our expected return on plan assets to 8.0%. This change was less than 1%. Changes in pension expense and contribution requirements may be spread over many years. Our estimated long-term rate of return on pension plan assets is based on historical data over many years, forward-looking information and the investment allocations of the pension plan assets. The total market value of our U.S. pension plan assets was $270.0 million and $270.9 million at September 30, 2009 and September 30, 2008, respectively. During the year ended September 30, 2009, the investment performance of these assets was a gain of $0.2 million. We currently estimate contributing approximately $23 million to $25 million to our U.S. pension plans during fiscal 2010

We amended our 2007 Credit Agreement in June 2009. The amendment resulted in, among other things, increased covenant flexibility and increased interest rates. We prepaid $125 million of borrowings under the 2007 Credit Agreement in June. As part of our ongoing efforts to reduce leverage, we prepaid an additional $50 million in August 2009 and $168 million in September 2009. Interest rate spreads are significantly higher under the amended 2007 Credit Agreement. At September 30, 2009, the applicable margin on outstanding borrowings under the amended 2007 Credit Agreement, as 550 basis points, which was 375 basis points higher than the applicable margin immediately prior to the date of the amendment.

On November 24, 2009, we signed an agreement to sell Anvil’s Mueller Flow Control (“MFC”) business for C$48.8 million, subject to post closing adjustments. This transaction is expected to be completed in January 2010. MFC is a wholesale distributor in Canada and primarily sells third party sourced products and products manufactured by Anvil, Mueller Co. and their subsidiaries directly to contractors and other end use customers. MFC’s fiscal 2009 net sales were approximately $107 million and operating results were not material. MFC had approximately $42 million of net assets at September 30, 2009 consisting principally of $19.3 million of receivables, $25.2 million of inventories, $4.7 million of property, plant and equipment, $3.5 million of identifiable intangible assets and $10.7 million of accounts payable and accrued liabilities. In connection with this agreement, Anvil will also enter into a supply agreement with the buyer requiring the buyer to purchase products from Anvil over a 3 1/2 year period.

Results of Operations

Year Ended September 30, 2009 Compared to Year Ended September 30, 2008

	Year ended September 30, 2009
	Mueller Co.	U.S. Pipe	Anvil	Corporate	Total
	(in millions)

Net sales	$547.1	$410.9	$469.9	$-	$1,427.9

Gross profit (loss)	$134.3	$(5.7)	$128.2	$0.1	$256.9

Operating expenses:
Selling, general and administrative	84.2	35.6	84.9	34.4	239.1
Impairment	818.7	59.5	92.7	-	970.9
Restructuring	2.0	41.6	4.0	0.2	47.8

	904.9	136.7	181.6	34.6	1,257.8

Loss from operations	$(770.6)	$(142.4)	$(53.4)	$(34.5)	(1,000.9)

Interest expense, net					78.3
Loss on early extinguishment of debt					5.3
Gain on repurchase of debt					(1.5)

Loss before income taxes					(1,083.0)
Income tax benefit					(86.3)

Net loss					$(996.7)

	Year ended September 30, 2008
	Mueller Co.	U.S. Pipe	Anvil	Corporate	Total
	(in millions)

Net sales	$718.1	$546.0	$595.2	$-	$1,859.3

Gross profit	$218.4	$43.8	$176.2	$0.6	$439.0

Operating expenses:
Selling, general and administrative	90.0	42.9	102.1	39.6	274.6
Restructuring	-	18.3	-	-	18.3

	90.0	61.2	102.1	39.6	292.9

Income (loss) from operations	$128.4	$(17.4)	$74.1	$(39.0)	146.1

Interest expense, net					72.4

Income before income taxes					73.7
Income tax expense					31.7

Net income					$42.0

Consolidated Analysis

Net sales.  Net sales for the year ended September 30, 2009 were $1,427.9 million compared to $1,859.3 million in the prior year. Net sales decreased primarily due to $485.7 million of lower shipment volumes and $30.2 million due to unfavorable changes in Canadian currency exchange rates partially offset by $84.5 million of higher prices.

Gross profit.  Gross profit for the year ended September 30, 2009 was $256.9 million compared to $439.0 million in the prior year. Gross profit decreased $151.9 million due to lower shipment volumes, $106.7 million due to higher per-unit overhead costs due to lower production and $48.9 million due to higher raw material costs. These decreases were partially offset by higher sales prices and $45.2 million of manufacturing cost saving actions. Gross margin decreased to 18.0% for the year ended September 30, 2009 compared to 23.6% in the prior year. Gross margin decreased approximately 3 percentage points due to lower shipments of relatively high margin products and higher per-unit overhead costs at Mueller Co. and decreased approximately 3 percentage points primarily due to higher per-unit overhead costs at U.S. Pipe.

Selling, general and administrative expense.  Selling, general and administrative expenses for the years ended September 30, 2009 and 2008 were $239.1 million and $274.6 million, respectively. Anvil recognized a $3.5 million gain from the sale of a building during the year ended September 30, 2009. We recognized bad debt expense of $3.9 million related to a specific customer and non-recurring professional fees of $1.2 million related to the conversion of Series B common stock into Series A common stock during the year ended September 30, 2009. Other decreases in selling, general and administrative expenses for the year ended September 30, 2009 compared to the prior year were due to lower shipment volumes and personnel related and other cost saving actions.

Impairment.  During the year ended September 30, 2009, we recorded impairment charges of $970.9 million.

Restructuring.  We suspended production throughout the Company for varying time periods during the year ended September 30, 2009 in response to reduced demand for our products, implemented temporary wage reductions, furloughs and reduced work weeks for certain employees and reduced headcount by approximately 17%. Restructuring charges recorded during the year ended September 30, 2009 totaled $47.8 million. Restructuring activities at U.S. Pipe’s North Birmingham facility resulted in lower fixed costs, reduced capacity and a $38.5 million non-cash restructuring charge, primarily for impairment of property, plant and equipment. Restructuring charges of $18.3 million during the year ended September 30, 2008 related to the closure of manufacturing operation in Burlington, New Jersey.

Interest Expense, Net.  The components of interest expense, net for the years ended September 30, 2009 and 2008 are presented below.

	Year ended September 30,
	2009	2008
	(in millions)

2007 Credit Agreement interest, including swap contracts	$37.6	$40.7
7 3/8% Senior Subordinated Notes interest	31.0	31.3
Recognition of deferred expense on terminated interest rate swap contracts	6.3	-
Deferred financing fee amortization	2.2	1.7
Capitalized interest	-	(1.0)
Other interest expense	2.9	3.8
Interest income	(1.7)	(4.1)

	$78.3	$72.4

Loss on early extinguishment of debt.  The loss on the early extinguishment of debt includes write-offs of $5.3 million of unamortized deferred finance fees in connection with the June 2009 amendment to our 2007 Credit Agreement and subsequent prepayments of amounts outstanding under the amended 2007 Credit Agreement during the year ended September 30, 2009.

Gain on repurchase of debt.  In November 2008, we repurchased $5.0 million in principal of the 7 3/8% Senior Subordinated Notes resulting in a gain of $1.5 million.

Income tax benefit.  The income tax benefit of $86.3 million during the year ended September 30, 2009 represented an effective income tax rate of 8.0%. There was very limited tax benefit associated with the goodwill impairment. Excluding goodwill impairment, the effective tax rate for the year ended September 30, 2009 would have been approximately 38% compared to the federal statutory rate of 35%. The effective tax rate for the year ended September 30, 2008 was approximately 43%.

Segment Analysis

Mueller Co.

Net sales for the year ended September 30, 2009 were $547.1 million compared to $718.1 million in the prior year. Lower shipment volumes of $196.1 million were partially offset by higher sales prices of $33.0 million. Lower shipment volumes occurred for iron gate valves, fire hydrants and brass service products.

Gross profit for the year ended September 30, 2009 was $134.3 million compared to $218.4 million in the prior year. Gross profit decreased $76.3 million due to lower shipment volumes, $44.5 million due to higher per-unit overhead costs due to lower production and $12.9 million due to higher raw material costs, partially offset by higher sales prices of $33.0 million and manufacturing cost saving actions of $21.5 million. Gross margin was 24.5% for the year ended September 30, 2009 compared to 30.4% in the prior year. Higher per-unit overhead costs reduced gross margin by approximately 5 percentage points and changes in product mix reduced gross margin by approximately 3 percentage points. Higher sales prices in excess of higher raw material costs increased gross margin by approximately 2 percentage points.

During the year ended September 30, 2009, we recorded impairment and restructuring charges of $820.7 million.

Excluding the impairment and restructuring charges, income from operations during the year ended September 30, 2009 was $50.1 million compared to $128.4 million in the prior year. This decline was primarily due to decreased gross profit.

U.S. Pipe

Net sales for the year ended September 30, 2009 were $410.9 million compared to $546.0 million in the prior year. Net sales decreased $149.8 million due to lower shipment volumes, but increased $14.7 million due to higher prices.

Gross loss for the year ended September 30, 2009 was $5.7 million compared to gross profit of $43.8 million in the prior year. Gross profit decreased $38.0 million due to lower shipment volumes, $30.7 million due to higher per-unit overhead costs due to lower production and $15.5 million due to higher raw material costs. These decreases were partially offset by $17.0 million of manufacturing cost saving actions and $14.7 million of higher sales prices. Gross margin was (1.4)% for the year ended September 30, 2009 compared to 8.0% in the prior year. Gross margin decreased approximately 6 percentage points due to changes in product mix and decreased approximately 3 percentage points due to higher per-unit overhead costs.

During the year ended September 30, 2009, we recorded impairment and restructuring charges of $101.1 million.

Excluding the impairment and restructuring charges, results from operations decreased $42.2 million during the year ended September 30, 2009 compared to the prior year. This decrease was due to $49.5 million of lower gross profit partially offset by $7.3 million of lower selling, general and administrative expenses. Selling, general and administrative expenses declined due to lower shipment volumes and cost saving actions.

Anvil

Net sales for the year ended September 30, 2009 were $469.9 million compared to $595.2 during the prior year. Net sales decreased $139.8 million due to lower shipment volumes and $22.3 million due to unfavorable changes in Canadian currency exchange rates. These factors were partially offset by $36.8 million of higher prices.

Gross profit for the year ended September 30, 2009 was $128.2 million compared to $176.2 million in the prior year. Gross profit decreased $37.6 million due to lower shipment volumes, $31.5 million due to higher per-unit overhead costs due to lower production and $20.5 million due to higher raw material costs. These decreases were partially offset by $36.8 million of higher sales prices and $6.7 million of manufacturing cost saving actions. Gross margin was 27.3% in the year ended September 30, 2009 compared to 29.6% in the prior year. Gross margin increased approximately 1 percentage point due to changes in product mix, increased approximately 1 percentage point due to higher sales prices exceeding higher raw material costs and decreased approximately 4 percentage points due to higher per-unit overhead costs.

During the year ended September 30, 2009, we recorded impairment and restructuring charges of $96.7 million.

Excluding the impairment and restructuring charges, income from operations for the year ended September 30, 2009 was $43.3 million compared to $74.1 million in the prior year. This decrease was due to $48.0 million of lower gross profit, partially offset by $17.2 million of lower selling, general and administrative expenses. Lower selling, general and administrative expenses were primarily due to a $3.5 million gain from the sale of a building during the year ended September 30, 2009, lower shipment volumes and cost saving actions.

Corporate

Corporate expenses were $34.4 million during the year ended September 30, 2009 compared to $39.6 million during the prior year. During the year ended September 30, 2009, $1.2 million of professional fees were expensed related to the conversion of the Series B common stock into Series A common stock. Corporate expenses otherwise decreased due to personnel and other related cost saving actions.

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

Consolidated Analysis

Net Sales.  Net sales were $1,859.3 million for the year ended September 30, 2008, an increase of $10.3 million, or 0.6%, from $1,849.0 million during fiscal 2007. Net sales increased principally due to approximately $82 million of higher pricing and approximately $21 million due to the favorable impact of Canadian foreign currency exchange rates that essentially offset approximately $104 million due to reduced volumes. We implemented several price increases during fiscal 2008, affecting all of our principal products, in response to higher raw material and purchased component costs. As a whole, higher sales prices did not offset higher raw material and purchased component costs until the fourth quarter of fiscal 2008. Approximately 15% of our net sales during fiscal 2008 and fiscal 2007 were denominated in Canadian dollars. The Canadian dollar was stronger than the U.S. dollar during fiscal 2008 compared to fiscal 2007. Sales volumes were lower during fiscal 2008 compared to fiscal 2007 principally due to continued weakness in residential construction. Volume declines particularly affected our Mueller Co. and U.S. Pipe businesses.

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

Interest Expense, Net.  The components of interest expense, net for the years ended September 30, 2008 and 2007 are presented below.

	Year ended September 30,
	2008	2007
	(in millions)

2007 Credit Agreement interest, including swap contracts	$40.7	$15.6
7 3/8% Senior Subordinated Notes interest	31.3	11.0
Prior credit agreements interest, including swap contracts	-	58.8
Deferred financing fee amortization	1.7	2.5
Capitalized interest	(1.0)	(0.8)
Other interest expense	3.8	2.9
Interest income	(4.1)	(3.2)

	$72.4	$86.8

We benefited for the entirety of fiscal 2008 from our debt refinancing activities in May 2007. The debt structure following this refinancing had lower interest rates than the previous structure, and market interest rates were generally lower during fiscal 2008 than they were during fiscal 2007. Interest rates earned on invested cash were also lower in fiscal 2008 than fiscal 2007, but the level of invested cash was higher during fiscal 2008 than fiscal 2007. Other interest expense includes interest on tax-related matters and capitalized interest.

Loss on Early Extinguishment of Debt.  Loss on early extinguishment of debt was from the Company retiring our outstanding senior subordinated notes and senior discount notes primarily with the proceeds from the issuance of $425.0 million of 7 3/8% Senior Subordinated Notes and amending our credit agreement in May 2007.

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

Corporate.  Corporate general and administrative expenses were $39.6 million for the year ended September 30, 2008, an increase of $4.3 million, or 12.2%, compared to $35.3 million during fiscal 2007. The increase was due to approximately $2 million of additional compensation expense attributable to stock-based awards and higher overall costs associated with the Company establishing itself as a stand-alone publicly traded company.

Financial Condition

Cash and cash equivalents were $61.5 million at September 30, 2009 compared to $183.9 million at September 30, 2008. Cash and cash equivalents decreased during fiscal 2009 as a result of cash used in investing activities and financing activities of $42.9 million and $209.3 million, respectively, exceeding the cash provided by operating activities of $130.5 million.

Receivables, net were $216.3 million at September 30, 2009 compared to $298.2 million at September 30, 2008. Receivables at September 30, 2009 represented approximately 52.5 days sales compared to September 30, 2008 receivables representing approximately 54.6 days sales. We consider this variation in days sales in receivables normal as this measure has been in the low to mid-50s in recent periods.

Inventories were $342.8 million at September 30, 2009 compared to $459.4 million at September 30, 2008. Purchase prices of scrap iron and brass ingot were significantly lower during fiscal 2009 compared to fiscal 2008. There was approximately four months sales in inventory at the end of fiscal 2009. Inventory turns near the end of fiscal 2009 were generally at their highest level over the past year as we emphasized better inventory management.

Property, plant and equipment, net was $296.4 million at September 30, 2009 compared to $356.8 million at September 30, 2008. Capital expenditures were $39.7 million during fiscal 2009 with depreciation of $59.5 million. Capital expenditures for fiscal 2010 are expected to be between $50 million and $54 million.

There was no goodwill at September 30, 2009 compared to $871.5 million at September 30, 2008. We deemed goodwill was impaired and wrote it off during the year ended September 30, 2009.

Identifiable intangible assets were $663.6 million at September 30, 2009 compared to $789.8 million at September 30, 2008. Finite-lived intangible assets, $363.3 million of net book value at September 30, 2009, are amortized over their estimated useful lives. Such amortization expense was $30.7 million during fiscal 2009 and is expected to be a similar amount for each of the next five years. Indefinite-lived identifiable intangible assets, $300.3 million at September 30, 2009, are not amortized, but tested at least annually for possible impairment. We concluded from an interim review during fiscal 2009 that the carrying amount of indefinite-lived identifiable intangible assets had been impaired by $101.4 million. We concluded from our annual review at September 1, 2009 that no other impairments had occurred. We also concluded that no events occurred during fiscal 2009 requiring testing for possible additional impairment at any date subsequent to March 31, 2009.

Accounts payable and other current liabilities were $209.1 million at September 30, 2009 compared to $285.0 million at September 30, 2008. Compared to quarterly spending activity, these amounts represented approximately 60 days of purchases at September 30, 2009 compared to approximately 56 days of purchases at September 30, 2008, each of which is consistent with recent historical trends. Payment patterns for various purchases vary significantly, ranging from payroll which is paid very frequently to incentive compensation and customer rebates that might only be paid once per year.

Outstanding borrowings were $740.2 million at September 30, 2009 compared to $1,095.5 million at September 30, 2008. The decrease of $355.3 million during fiscal 2009 was due primarily to prepayments of $125 million of borrowings under the amended 2007 Credit Agreement in June 2009, $50 million in August 2009 and $168 million in September 2009. Principal payments due during fiscal 2010 are $11.7 million.

Deferred income taxes were net liabilities of $149.2 million at September 30, 2009 compared to net liabilities of $247.6 million at September 30, 2008. Deferred tax liabilities related to property, plant and equipment, goodwill and identifiable intangible assets were $251.1 million and $322.2 million at September 30, 2009 and 2008, respectively.

Liquidity and Capital Resources

We had cash and cash equivalents of $61.5 million and $154.7 million of unused capacity under the revolving credit facility component of our amended 2007 Credit Agreement at September 30, 2009. The borrowing capacity of the revolving credit facility is subject to the financial covenants under the amended 2007 Credit Agreement.

Cash flows from operating activities are categorized below.

	Year ended September 30,
	2009	2008
	(in millions)

Collections from customers	$1,496.7	$1,848.0
Disbursements, other than interest and income taxes	(1,279.1)	(1,587.8)
Interest payments, net	(74.8)	(70.5)
Income tax payments, net	(12.3)	(7.7)

Cash provided by operating activities	$130.5	$182.0

Collections of receivables were lower during the year ended September 30, 2009 compared to the prior year primarily due to lower year over year shipment volumes.

Reduced disbursements, other than interest and income taxes, during the year ended September 30, 2009 reflect timing differences and lower volumes of material, labor and overhead purchased. Capital expenditures were $39.7 million during the year ended September 30, 2009 compared to $88.1 million for fiscal 2008. In addition to these capital expenditures, Mueller Co. purchased data collection-related technology associated with its Hersey Meters products for $8.7 million.

We divested certain assets of Anvil’s non-core electrical fittings and couplings business in November 2009. We received $12.8 million cash and certain assets of Seminole Tubular Company, which complement our existing mechanical pipe nipple business. We believe this transaction will generate cash and enhance our overall product offerings.

A significant portion of the assets invested in our defined benefit pension plans is invested in equity securities. Equity markets generally have been very volatile during the period between September 30, 2008 and September 30, 2009. An analysis of the funded status of our U.S. pension plans will be performed as of January 1, 2010 for purposes of determining funding thresholds under provisions of the Pension Protection Act. If equity markets continue to perform poorly, we will lower our estimated rate of return on these assets, which will cause pension expense to increase and require higher levels of Company contributions to these plans. Changes in pension expense and contribution requirements may be spread over many years. Pension contributions were approximately $24.0 million during the year ended September 30, 2009 and we currently estimate contributing approximately $23 million to $25 million to our U.S. pension plans during fiscal 2010.

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

2007 Credit Agreement

The amended 2007 Credit Agreement includes Term Loan A, Term Loan B and a revolving credit facility. Borrowings under the amended 2007 Credit Agreement bear interest at a floating rate equal to LIBOR plus a margin ranging from 500 to 600 basis points depending on our consolidated senior secured first lien leverage ratio, as defined in the 2007 Credit Agreement. Term Loan A had a balance of $66.5 million at September 30, 2009 and is payable approximately $2.0 million per quarter with the balance due May 2012. Term Loan B had a balance of $252.0 million at September 30, 2009 and is payable approximately $0.8 million per quarter with the balance due May 2014. The revolving credit facility provides for borrowings of up to $200 million, including letters of credit, and terminates in May 2012. At September 30, 2009, letters of credit outstanding under the revolving credit facility were $45.3 million. The margin on borrowings under the amended 2007 Credit Agreement was 550 basis points at September 30, 2009. We expect this margin to decrease 50 basis points in November 2009.

We pay a commitment fee on the unused portion of the revolving credit facility. This fee is payable quarterly in arrears and upon the maturity or termination of the revolving credit facility. The fee is subject to adjustment based on the consolidated senior secured first lien leverage ratio. The fee was 62.5 basis points at September 30, 2009. We expect this margin to decrease 12.5 basis points in November 2009.

The amended 2007 Credit Agreement is subject to mandatory prepayments with excess cash flow, as defined in the amended 2007 Credit Agreement, and net cash proceeds from debt and equity issuances and from the sale or other disposition of property or assets, subject to permitted reinvestments and other specified exceptions.

All of our material direct and indirect U.S. subsidiaries are guarantors of the amended 2007 Credit Agreement. Our obligations under the amended 2007 Credit Agreement are secured by:

•

a first priority perfected lien on substantially all of our existing and after-acquired personal property, a pledge of all of the stock or membership interest of all of our existing or future U.S. subsidiaries (including of each guarantor) and a pledge of all intercompany indebtedness in favor of us or any guarantor;

•	first-priority perfected liens on all of our material existing and after-acquired real property, subject to customary permitted liens described in the amended 2007 Credit Agreement; and

•	restrictions on the sale of our assets, including our intellectual property.

The amended 2007 Credit Agreement contains customary negative covenants and restrictions on our ability to engage in specified activities, contains financial covenants requiring us to maintain a specified consolidated leverage ratio, consolidated senior secured first lien leverage ratio and consolidated interest charge coverage ratio and limits our capital expenditures. Borrowings under the revolving credit facility are subject to significant conditions, including compliance with the financial ratios included in the amended 2007 Credit Agreement and the absence of any material adverse change.

Senior Subordinated Notes

We also owed $420.0 million of principal of 7 3/8% Senior Subordinated Notes (“Notes”) at September 30, 2009. Interest on the Notes is payable semi-annually and the principal is due June 2017. We may redeem any portion of the Notes after May 2012 at specified redemption prices, or prior to June 2010 we may redeem up to 35% of the Notes at a redemption price of 107.375% of the principal amount, plus accrued and unpaid interest, with the net cash proceeds of certain equity offerings. Upon the occurrence of a change in control, we must offer to repurchase the Notes at 101% of their principal amount, plus accrued and unpaid interest. The Notes are secured by the guarantees of essentially all of our U.S. subsidiaries, but are subordinate to the borrowings under the amended 2007 Credit Agreement.

Financial Ratio Covenants

The consolidated leverage ratio compares consolidated funded indebtedness at any date of determination to consolidated EBITDA for the trailing four quarter period most recently reported, all as defined in the amended 2007 Credit Agreement. Consolidated funded indebtedness is defined generally as the sum of the outstanding principal amount of all obligations for borrowed money and capital leases. Consolidated EBITDA is defined generally as the sum of (a) consolidated net income as defined in the credit agreement plus (b) net interest expense for the period plus (c) income tax expense for the period plus (d) depreciation and amortization expenses for the period plus (e) cash restructuring expense up to a specified maximum amount plus (f) other non-cash expenses less other non-cash gains.

The consolidated interest charge coverage ratio compares consolidated EBITDA for the trailing four quarter period most recently reported to consolidated cash interest charges, all as defined in the amended 2007 Credit Agreement. Consolidated cash interest charges are defined generally as net interest expense during the period, excluding any prepayment or similar premiums paid in connection with any prepayment, repurchase or redemption of outstanding debt and the amortization of deferred financing fees.

The consolidated senior secured first lien leverage ratio compares consolidated senior secured first lien indebtedness at any date of determination to consolidated EBITDA for the trailing four quarter period most recently reported. Consolidated senior secured first lien indebtedness is defined generally as all consolidated funded indebtedness secured by a first priority lien on any asset or property.

The threshold ratios permitted under the amended 2007 Credit Agreement at September 30, 2009 and for the subsequent four quarters and our actual ratios at September 30, 2009 are presented below.

	Maximum Consolidated Leverage Ratio	Minimum Consolidated Interest Coverage Charge Ratio	Maximum Consolidated Senior Secured First Lien Leverage Ratio

Actual ratios at September 30, 2009	6.03:1.00	1.76:1.00	2.60:1.00

Threshold ratios for fiscal quarters ending:
September 30, 2009	8.75:1.00	1.25:1.00	5.00:1.00
December 31, 2009	9.50:1.00	1.25:1.00	5.25:1.00
March 31, 2010	9.25:1.00	1.25:1.00	5.25:1.00
June 30, 2010	7.75:1.00	1.45:1.00	4.50:1.00
September 30, 2010	7.25:1.00	1.55:1.00	4.00:1.00

We were in compliance with these financial covenants at September 30, 2009.

Our credit ratings issued by Moody’s and Standard & Poor’s were as follows.

	September 30, 2009		September 30, 2008
	Moody’s	Standard & Poor’s	Moody’s	Standard & Poor’s

Corporate credit rating	B2	B	B1	BB-
2007 Credit Agreement	B1	BB-	Ba3	BB+
Notes	Caa1	B-	B3	B
Outlook	Stable	Stable	Stable	Stable

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

We use letters of credit and surety bonds in the ordinary course of business to ensure its performance of contractual obligations. At September 30, 2009, we had $45.3 million of letters of credit and $26.1 million of surety bonds outstanding.

Contractual Obligations

Our contractual obligations at September 30, 2009 are presented below.

	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
	(in millions)
Long-term debt:
Principal payments	$11.7	$65.3	$243.2	$420.0	$740.2
Interest (1)	49.6	96.1	85.4	92.9	324.0
Operating leases	10.6	16.6	7.9	9.9	45.0
Unconditional purchase obligations (2)	8.4	-	-	-	8.4
Other noncurrent liabilities (3)	23.2	-	-	-	23.2

	$103.5	$178.0	$336.5	$522.7	$1,140.8

(1)	Interest on the amended 2007 Credit Agreement is calculated using LIBOR of 0.29%, the rate in effect on September 30, 2009 and assumes only scheduled principal payments. Actual interest payments will likely be different. Interest payments do not include any amounts that will be paid or received under interest rate swap contracts. These amounts will be dependent on future interest rates and the extent to which we use interest rate swap contracts in the future. At September 30, 2009, we had a liability of $18.8 million related to interest rate swap contracts. Each increase or decrease in LIBOR of 0.125% would result in an increase or decrease in annual interest payments under the amended 2007 Credit Agreement of less than $1 million.

(2)	Includes contractual obligations for purchases of raw materials and capital expenditures.

(3)	Other noncurrent liabilities consists of pension plan and other postretirement benefit plan obligations and represents the estimated minimum payments required to meet funding obligations. Actual payments may differ.

Effect of Inflation; Seasonality

We experience changing price levels related to purchases of raw materials and purchased components. The average purchase costs of scrap iron at U.S. Pipe and brass ingot at Mueller Co. in fiscal 2009 were 43% and 37%, respectively, lower than in fiscal 2008. We do not believe that changing prices for other goods had a material impact on our financial position or results of operations.

Our water infrastructure businesses are dependent upon construction activity, which is seasonal due to the impact of cold weather conditions on construction. Net sales and operating income have historically been lowest in the three month periods ending December 31 and March 31 when the northern United States and all of Canada generally face weather conditions that restrict significant construction activity.

Critical Accounting Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. These estimates are based upon experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. We consider an accounting estimate to be critical if changes in the estimate that are reasonably likely to occur over time or the use of reasonably different estimates could have a material impact on our financial condition or results of operations. We consider the accounting topics presented below to include our critical accounting estimates.

Revenue Recognition

We recognize revenue when delivery of a product has occurred and there is persuasive evidence of a sales arrangement, sales prices are fixed and determinable and collectability from the customers is reasonably assured. Sales are recorded net of estimated discounts, returns and rebates. Discounts, returns and rebates are estimated based upon current offered sales terms and actual historical return and allowance rates.

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

Income Taxes

We recognize deferred tax liabilities and deferred tax assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax liabilities and assets are determined based on the differences between the financial statements and the tax basis of assets and liabilities, using enacted tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is provided to offset any net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. If we were to reduce our estimates of future taxable income, we could be required to record additional valuation allowances against our deferred tax assets. Our tax balances are based on our expectations of future operating performance, tax planning strategies, interpretation of the tax regulations currently enacted and rulings in numerous tax jurisdictions.

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

Accounting for the Impairment of Long-Lived Assets Including Goodwill and Other Intangible Assets

We test long-lived assets, including goodwill and intangible assets that have an indefinite life, for impairment annually (or more frequently if events or circumstances indicate possible impairment). Finite-lived intangible assets are amortized over their respective estimated useful lives and reviewed if events or circumstances indicate possible impairment. We perform our annual impairment testing at September 1.

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

Litigation, Investigations and Claims

We are involved in litigation, investigations and claims arising out of the normal conduct of our businesses. We estimate and accrue liabilities resulting from such matters based on a variety of factors, including outstanding legal claims and proposed settlements; assessments by internal counsel of pending or threatened litigation; and assessments of potential environmental liabilities and remediation costs. We believe we have adequately accrued for these potential liabilities; however, facts and circumstances may change and could cause the actual liability to exceed the estimates, or may require adjustments to the recorded liability balances in the future.

Workers Compensation, Defined Benefit Pension and Other Postretirement Benefits, Environmental and Other Long-term Liabilities

We are obligated for various liabilities that will ultimately be determined over what could be a very long future time period. We established the recorded liabilities for such items at September 30, 2009 using estimates for when such amounts will be paid and what the amounts of such payments will be. These estimates are subject to change based on numerous factors, including among others, regulatory changes, technology changes, the investment performance of related assets, the lifespan of plan participants and other individuals and changes to plan designs.

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

Interest Rate Risk

At September 30, 2009, we had fixed rate debt, including the effect of interest rate swap agreements, of $695.2 million and variable rate debt of $45.0 million. The pre-tax earnings and cash flow impact resulting from a 100 basis point increase in interest rates on variable rate debt, holding other variables constant, would be approximately $0.5 million per year.

We use interest rate swap contracts to hedge against cash-flow variability arising from changes in LIBOR rates in conjunction with our LIBOR-indexed variable rate borrowings. We also had a $100 million total notional amount forward-starting swap contracts that will begin on October 2010. These swap contracts were accounted for as effective cash flow hedges. We recorded an unrealized loss from our swap contracts, net of tax, of $4.5 million during the year ended September 30, 2009 in accumulated other comprehensive loss. During the year ended September 30, 2009, we prematurely settled certain interest rate swap contracts resulting in additional interest expense of $6.3 million. The outstanding swap contracts had a liability fair value of $18.8 million at September 30, 2009, which was included in other noncurrent liabilities. Details regarding the outstanding swap contracts at September 30, 2009 are presented below.

Hedged amount	Maturity date	Receive	Pay

$50 million	June 2010	3 month LIBOR	3.3980%
$100 million	October 2010	3 month LIBOR	4.8145%
$50 million	October 2011	3 month LIBOR	4.9150%
$100 million	May 2012*	3 month LIBOR	5.0390%
$75 million	September 2012	3 month LIBOR	4.9600%

* Denotes forward-starting interest rate swap contract. This interest rate swap contract is also used as a cash flow hedge of future interest payments.

We regularly evaluate the desirability of entering into additional interest rate swap contracts or other interest rate hedging instruments to protect against interest rate fluctuations on our variable rate debt.

Currency Risk

We maintain assets and operations in Canada and, to a much lesser extent, China and Europe. The functional currency for these operations is their local currency. The assets and liabilities of non-U.S. subsidiaries are translated into U.S. dollars at currency exchange rates in effect at the end of each period, with the effect of such translation reflected in other comprehensive income. Our stockholders’ equity will fluctuate depending upon the weakening or strengthening of the U.S. dollar against these non-U.S. currencies. Net sales and expenses of non-U.S. subsidiaries are translated into U.S. dollars at the average currency exchange rate during the period. At September 30, 2009, $102.3 million of our net assets were denominated in non-U.S. currencies, mostly Canadian dollars.

We also have receivables and payables denominated in currencies other than an entity’s functional currency. Changes in currency exchange rates between when these balances originate and when they are settled result in foreign exchange gains and losses.

We have entered into Canadian dollar forward exchange contracts to reduce our exposure to currency fluctuations from our Canadian dollar-denominated intercompany loan. These contracts have a cumulative notional amount of C$28.0 million and a total liability fair value of $0.7 million at September 30, 2009. Gains and losses on these contracts are included in selling, general and administrative expenses. The net loss on foreign currency exchange contracts was immaterial in fiscal 2009.

Raw Materials Risk

Our products are made using several basic raw materials, including scrap iron, brass ingot, scrap steel, coke, sand, resin, steel pipe and various purchased components. Product margins and the level of profitability can fluctuate if we do not pass changes in raw material and purchased component costs to our customers.

The average purchase costs of scrap iron at U.S. Pipe and brass ingot at Mueller Co. were 43% and 37% lower in fiscal 2009 than in fiscal 2008, respectively. We expect these prices to fluctuate based on marketplace demand.

Commodities Risk

We use natural gas to fuel some of our ductile iron pipe foundries. We generally purchase natural gas at prices fixed each month based on market rates for specified volumes. We are exposed to price changes from month to month.

We use natural gas swap contracts to hedge against cash flow variability arising from changes in natural gas prices for our anticipated purchases of natural gas. These contracts fix our purchase price for a portion of our natural gas purchases at prices between $5.60 and $6.05 per MMBtu through September 2010. All of the above swap contracts are accounted for as effective hedges. The total liability fair value of gas swap contracts was immaterial at September 30, 2009. We recorded an unrealized gain from our swap contracts, net of tax, of $0.7 million during the year ended September 30, 2009 in accumulated other comprehensive loss.

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

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this annual report. Based on this evaluation, those officers have concluded that our disclosure controls and procedures were effective at September 30, 2009.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We assessed the effectiveness of our internal control over financial reporting at September 30, 2009. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Management has concluded that, at September 30, 2009, our internal control over financial reporting was effective.

Our assessment of the effectiveness of our internal control over financial reporting at September 30, 2009, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report on Form 10-K.

Item 9B.	OTHER INFORMATION

None

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The name, age at November 15, 2009 and position of each of our executive officers and directors are presented below.

Name	Age	Position

Gregory E. Hyland	58	Chairman of the Board of Directors, President and Chief Executive Officer
Robert Barker	52	Executive Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary
Robert D. Dunn	52	Senior Vice President, Human Resources
Thomas E. Fish	55	President, Anvil
Evan L. Hart	44	Senior Vice President and Chief Financial Officer
Robert P. Keefe	55	Senior Vice President and Chief Information Officer
Robert G. Leggett	50	Executive Vice President and Chief Operating Officer
Kevin G. McHugh	51	Vice President and Controller
Gregory S. Rogowski	50	President, Mueller Co.
Raymond P. Torok	63	President, U.S. Pipe
Marietta Edmunds Zakas	50	Senior Vice President, Strategy, Corporate Development and Communications
Donald N. Boyce	71	Director
Howard L. Clark, Jr.	65	Director
Jerry W. Kolb	73	Director
Joseph B. Leonard	66	Director
Mark J. O’Brien	66	Director
Bernard G. Rethore	68	Director
Neil A. Springer	71	Director
Lydia W. Thomas	65	Director
Michael T. Tokarz	59	Director

Gregory E. Hyland has served as Chairman of the Board of Directors since October 2005 and as President and Chief Executive Officer since January 2006. Mr. Hyland served as Chairman, President and Chief Executive Officer of Walter Energy, Inc. (“Walter Energy”, formerly Walter Industries, Inc.) a homebuilding, financial services and natural resources company, from September 2005 to December 2006. Prior to that time, Mr. Hyland served as President, U.S. Fleet Management Solutions of Ryder System, Inc. (“Ryder”), a transportation and logistics company, from June 2005 to September 2005. He served as Executive Vice President, U.S. Fleet Management Solutions of Ryder from October 2004 to June 2005. Mr. Hyland earned Bachelor and Master of Business Administration degrees from the University of Pittsburgh.

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

Thomas E. Fish has served as President of our Anvil segment since 2000. From January 2005 through November 2005, Mr. Fish served as Mueller Co.’s Interim Chief Financial Officer. Mr. Fish earned a Bachelor of Science degree in Accounting from the University of Rhode Island and is a certified public accountant.

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

Robert G. Leggett has served as our Chief Operating Officer since September 2008. Mr. Leggett served from 2002 to 2008 as a Senior Vice President for Armstrong World Industries, a global leader in the design manufacture of floors, ceilings and cabinets, primarily leading the America’s Building Products business. Mr. Leggett earned a Bachelor of Science degree in mechanical engineering from the Pennsylvania State University.

Kevin G. McHugh has served as our Vice President and Controller since July 2008 and our Vice President, Financial Reporting from January 2008 to July 2008. Previously, he was Corporate Controller at Unisource Worldwide, Inc. from 2003 to 2007. Mr. McHugh earned a Bachelor of Business Administration degree from the University of Notre Dame and is a certified public accountant.

Gregory S. Rogowski has been President of our Mueller Co. segment since May 2009. Previously he was President and Chief Executive Officer of Performance Fibers, Inc., a privately owned polyester industrial fibers business, since 2004. Mr. Rogowski earned a Bachelor of Science degree from Virginia Polytechnic Institute and State University, a Master of Science degree from the University of Akron, and a Master of Business Administration degree from the University of Richmond.

Raymond P. Torok has been President of our U.S. Pipe segment since July 2004. Mr. Torok earned a Bachelor degree from John Carroll University and a Master of Business Administration degree from Butler University.

Marietta Edmunds Zakas has been Senior Vice President, Strategy, Corporate Development and Communications, since November 2006. Previously Ms. Zakas served in various positions at Russell Corporation, an athletic apparel, footwear and equipment company from September 2001 to August 2006, culminating in her role as Corporate Vice President, Chief of Staff, Business Development and Treasurer. Ms. Zakas earned a Bachelor degree from Randolph-Macon Woman’s College (now known as Randolph College), a Master of Business Administration degree from the Colgate-Darden Graduate School of Business Administration at the University of Virginia and a Juris Doctor from the University of Virginia School of Law.

Donald N. Boyce has been a member of our Board of Directors since April 2006. He was a director of Walter Energy, from August 1998 to April 2006. Mr. Boyce served as Chairman of the Board of Walter Energy from November 2000 to March 2002 and as Chairman of the Board, President and Chief Executive Officer of Walter Energy from August 2000 to November 2000. During this time, Walter Energy owned U.S. Pipe.

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

Howard L. Clark, Jr. has been a member of our Board of Directors since April 2006. He has been a director of Walter Energy since March 1995. Mr. Clark has been a Vice Chairman in the Investment Banking Division at Barclays Capital, an investment banking firm, since September 2008. He previously served as Vice Chairman of Lehman Brothers Inc., an investment banking firm, from February 1993 to September 2008 and, before that, as Chairman and Chief Executive Officer of Shearson Lehman Brothers Inc. Mr. Clark is also a director of United Rentals, Inc., an equipment rental company, and White Mountains Insurance Group, Ltd., a financial services holding company. Mr. Clark is a director of NIBCO Inc., a privately held company that provides flow control solutions.

Jerry W. Kolb has been a member of our Board of Directors since April 2006. He has been a director of Walter Energy since June 2003. Mr. Kolb previously served as a Vice Chairman of Deloitte & Touche LLP, a registered public accounting firm, from 1986 to 1998.

Joseph B. Leonard has been a member of our Board of Directors since April 2006. He was a director of Walter Energy from June 2005 to April 2007 and he rejoined that board in February 2009. Mr. Leonard was Chairman of AirTran Holdings, Inc., from November 2007 to June 2008, Chairman and Chief Executive Officer of AirTran Holdings, Inc. from January 1999 to November 2007 and President of AirTran Holdings, Inc. from January 1999 to January 2001. Mr. Leonard is a director of Air Canada, a full service airline company.

Mark J. O’Brien has been a member of our Board of Directors since April 2006. He was a director of Walter Energy from June 2005 to April 2009. Since March 2006, Mr. O’Brien has served as Chairman and Chief Executive Officer of Walter Investment Management Corp (formerly Walter Energy’s Homes Business.) Mr. O’Brien has served as President and Chief Executive Officer of Brier Patch Capital and Management, Inc., a real estate investment firm, since September 2004. Mr. O’Brien served in various executive capacities at Pulte Homes, Inc., a home building company, for 21 years, retiring as President and Chief Executive Officer in June 2003.

Bernard G. Rethore has been a member of our Board of Directors since April 2006. He has been a director of Walter Energy since March 2002. He has been Chairman of the Board Emeritus of Flowserve Corporation, a manufacturer of pumps, valves, seals and components, since April 2000. From January 2000 to April 2000, he served as Flowserve Corporation’s Chairman. He had previously served as Chairman, Chief Executive Officer and President of Flowserve Corporation. Mr. Rethore is a director of Belden, Inc., a manufacturer of specialty signal-transmission products, and Dover Corp., a diversified manufacturer of a wide range of proprietary products.

Neil A. Springer has been a member of our Board of Directors since April 2006. He was a director of Walter Energy from August 2000 to April 2006. Mr. Springer has been managing director of Springer & Associates LLC, a board consulting and executive recruitment company, since 1994. Mr. Springer is also a director of IDEX Corporation, a proprietary engineered industrial products manufacturing company.

Lydia W. Thomas has been a member of our Board of Directors since January 2008. She served as President and Chief Executive Officer of Noblis, Inc., a public interest research and development company, from 1996 to September 2007. She was previously with The MITRE Corporation, Center for Environment, Resources and Space, serving as Senior Vice President and General Manager from 1992 to 1996, Vice President from 1989 to 1992 and Technical Director from 1982 to 1989. She is a director of Cabot Corporation, a global performance materials company.

Michael T. Tokarz has been a member of our Board of Directors since April 2006. He has served as non-executive Chairman of the Board of Walter Energy since December 2006. Since February 2002, he has been a member of the Tokarz Group, LLC, a venture capital investment company. From January 1996 until February 2002, Mr. Tokarz was a member of the limited liability company that serves as the general partner of Kohlberg Kravis Roberts & Co. L.P., a private equity company. Mr. Tokarz also is a director of IDEX Corporation, a proprietary engineered industrial products manufacturing company, Conseco, Inc., an insurance provider, MVC Capital, Inc., a registered investment company, Dakota Growers Pasta Company, Inc., a manufacturer and marketer of dry pasta products and Walter Investment Management Corp., a mortgage portfolio owner and mortgage servicer.

Additional Information

Except for the information disclosed above and below, the information required by this item will be contained in our definitive proxy statement issued in connection with the 2010 annual meeting of stockholders filed with the Securities and Exchange Commission (“SEC”) within 120 days after September 30, 2009 and is incorporated herein by reference.

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

We have adopted a written code of conduct that applies to all directors, officers and employees, including a separate code that applies only our principal executive officer and senior financial officers in accordance with Section 406 of the Sarbanes-Oxley Act of 2002 and the rules of the SEC promulgated thereunder. Our Code of Business Conduct and Ethics is available in the corporate governance section of our website. In the event that we make changes in, or provide waivers from, the provisions of this Code of Business Conduct and Ethics that the SEC requires us to disclose, we will disclose these events on the corporate governance section of our website.

We have adopted corporate governance guidelines. The guidelines and the charters of our board committees are available in the corporate governance section of our website. Copies of the Code of Business Conduct and Ethics, corporate governance guidelines and board committee charters are also available in print upon written request to the Corporate Secretary, Mueller Water Products, Inc., 1200 Abernathy Road N.E., Suite 1200, Atlanta, GA 30328.

Item 11.	EXECUTIVE COMPENSATION

The information required by this item will be contained in our definitive proxy statement issued in connection with the 2010 annual meeting of stockholders and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except for the information set forth below and the information set forth in Part II, Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES, the information required by this item will be contained in our definitive proxy statement issued in connection with the 2010 annual meeting of stockholders and is incorporated herein by reference.

Securities Authorized for Issuance under Equity Compensation Plans

We have two compensation plans under which our equity securities are authorized for issuance. The 2006 Employee Stock Purchase Plan was approved by our sole stockholder in May 2006 and the 2006 Stock Incentive Plan was approved by our sole stockholder in May 2006 and amended by our stockholders in January 2008 and January 2009. The following table sets forth certain information relating to these equity compensation plans at September 30, 2009.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by stockholders:
Mueller Water Products, Inc. 2006 Stock Incentive Plan	5,118,487	(1)	$ 9.49	9,350,947	(2)
Mueller Water Products, Inc. 2006 Employee Stock Purchase Plan	96,864	(3)	3.75	3,248,688	(4)

Total	5,215,351			12,599,635

Equity compensation plans not approved by stockholders	-		-	-

(1)	Consists of shares to be issued upon exercise of outstanding options granted under the Mueller Water Products, Inc. 2006 Stock Incentive Plan. Excludes phantom shares issuable to non-employee directors pursuant to the Mueller Water Products, Inc. Directors’ Deferred Fee Plan.

(2)	The number of shares available for future issuance under the Mueller Water Products, Inc. 2006 Stock Incentive Plan is equal to 16,000,000 shares authorized for issuance under the plan less the cumulative number of awards granted under the plan plus the cumulative number of awards cancelled under the plan.

(3)	Consists of shares issued on October 31, 2009 for which employee contributions in the form of payroll deductions were made from August 1, 2009 to October 31, 2009.

(4)	The number of shares available for future issuance under the Mueller Water Products, Inc. 2006 Stock Purchase Plan is equal to 4,000,000 shares authorized for issuance under the plan less the cumulative number of shares issued under the plan through October 31, 2009.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be contained in our definitive proxy statement issued in connection with the 2010 annual meeting of stockholders and is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be contained in our definitive proxy statement issued in connection with the 2010 annual meeting of stockholders and is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

(b)	Financial Statement Schedules

Except for Schedule II, Valuation and Qualifying Accounts, the schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted. The information required by Schedule II is included in the notes to consolidated financial statements.

(c)	Exhibits

Exhibit no.	Document
2.1	Agreement and Plan of Merger dated as of June 17, 2005 among Mueller Water Products, Inc., Walter Industries, Inc., JW MergerCo, Inc. and DLJ Merchant Banking II, Inc., as stockholders’ representative. Incorporated by reference to Exhibit 2.1 to Mueller Water Products, Inc. Form 8-K (File no. 333-116590) filed on June 21, 2005.

2.1.1	Letter Agreement dated as of February 23, 2006 between Walter Industries, Inc. and Mueller Water Products, Inc. Incorporated by reference to Exhibit 10.1 to Mueller Water Products, Inc. Form 8-K (File no. 333-131521) filed February 27, 2006.

2.2	Agreement and Plan of Merger, dated as of January 31, 2006, by and among Mueller Holding Company, Inc., Mueller Water Products, LLC and Mueller Water Products Co-Issuer, Inc. Incorporated by reference to Exhibit 2.1 Mueller Water Products, Inc. Form 8-K (File no. 333-116590) filed on February 3, 2006.

3.1	Second Restated Certificate of Incorporation of Mueller Water Products, Inc. Incorporated by reference to Exhibit 3.4 to Mueller Water Products, Inc. Form 8-K (File no. 001-32892) filed on January 29, 2009.

3.1.1	Certificate of Merger, dated February 2, 2006, of Mueller Water Products, LLC and Mueller Water Products Co-Issuer, Inc. with and into Mueller Holding Company, Inc. Incorporated by reference to Exhibit 3.1.2 to Mueller Water Products, Inc. Form 8-K (File no. 333-116590) filed on February 3, 2006.

3.2	Amended and Restated Bylaws of Mueller Water Products, Inc. Incorporated by reference to Exhibit 3.1 to Mueller Water Products, Inc. Form 8-K (File no. 001-32892) filed on August 22, 2008.

4.1	Indenture, dated as of April 29, 2004, between Mueller Holdings (N.A.), Inc. and Law Debenture Trust Company of New York for the 14.75% Senior Discount Notes due 2014. Incorporated by reference to Exhibit 4.1 to Mueller Water Products, LLC Registration Statement on Form S-1 (File no. 333-116590) filed on June 17, 2004.

4.1.1	Supplemental Indenture, dated as of October 3, 2005, by and among Mueller Water Products, LLC, Mueller Water Products Co-Issuer, Inc. and Law Debenture Trust Company of New York. Incorporated by reference to Exhibit 4.1 to Mueller Water Products, Inc. Form 10-Q (File no. 333-131521) filed on February 22, 2006.

4.1.2	Second Supplemental Indenture, dated as of February 2, 2006, between, by and among Mueller Holding Company, Inc., Mueller Water Products, LLC, Mueller Water Products Co-Issuer, Inc. and Law Debenture Trust Company of New York. Incorporated by reference to Exhibit 10.1 to Mueller Water Products, Inc. Form 8-K (File no. 333-116590) filed on February 3, 2006.

4.1.3	Third Supplemental Indenture, dated as of May 14, 2007, to the Indenture dated as of April 29, 2004 among Mueller Water Products, Inc. and Law Debenture Trust Company of New York, as trustee. Incorporated by reference to Exhibit 4.1.3 to Mueller Water Products, Inc. Form 8-K (File no. 001-32892) filed on May 17, 2007.

4.2	Indenture dated as of May 24, 2007 among Mueller Water Products, Inc., the guarantors named on the signature pages thereto and The Bank of New York (including form of global notes). Incorporated by reference to Exhibit 4.6 to Mueller Water Products, Inc. Form 8-K (File no. 001-32892) filed on May 30, 2007.

10.1	Amended and Restated Credit Agreement among Mueller Water Products, Inc., as Borrower, Mueller Group, LLC, as prior borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender, and an L/C Issuer, JPMorgan Chase Bank, N.A., as Syndication Agent, and an L/C Issuer and the lenders named on the signature pages thereto. Incorporated by reference to Exhibit 10.17 to Mueller Water Products, Inc. Form 8-K (File no. 001-32892) filed on May 30, 2007.

10.1.1	Amendment No. 1 to Amended and Restated Credit Agreement, dated as of June 21, 2007, among Mueller Water Products, Inc., Bank of America, N.A., and each of the guarantors named on the signature pages thereto. Incorporated by reference to Exhibit 10.20 to Mueller Water Products, Inc. Form 10-Q (File no. 001-32892) for the quarter ended June 30, 2007.

10.1.2	Amendment No. 2 to Amended and Restated Credit Agreement, dated as of June 18, 2009, among Mueller Water Products, Inc., Bank of America, N.A., and each of the guarantors named on the signature pages thereto. Incorporated by reference to Exhibit 10.1.2 to Mueller Water Products, Inc. Form 8-K (File no. 001-32892) filed on June 18, 2009.

10.2	Income Tax Allocation Agreement by and among Walter Industries, Inc., the Walter Affiliates (as defined therein), Mueller Water Products, Inc. and the Mueller Affiliates (as defined therein). Incorporated by reference to Exhibit 10.2 to Mueller Water Products, Inc. Form 8-K (File no. 001-32892) filed on May 30, 2006.

10.3**	Mueller Water Products, Inc. Amended and Restated 2006 Stock Incentive Plan.

10.4	Mueller Water Products, Inc. Form of Notice of Stock Option Grant. Incorporated by reference to Exhibit 10.5.2 to Mueller Water Products, Inc. Form 10-Q for the quarter ended December 31, 2007 (File no. 001-32892) filed on February 11, 2008.

10.5	Mueller Water Products, Inc. Form of Restricted Stock Unit Award Agreement. Incorporated by reference to Exhibit 10.5.3 to Mueller Water Products, Inc. Form 10-Q for the quarter ended December 31, 2007 (File no. 001-32892) filed on February 11, 2008.

10.6	Mueller Water Products, Inc. 2006 Employee Stock Purchase Plan, as amended September 27, 2006. Incorporated by reference to Exhibit 10.5 to Mueller Water Products, Inc. Form 10-K (File no. 001-32892) filed on December 21, 2006.

10.7	Mueller Water Products, Inc. Directors’ Deferred Fee Plan. Incorporated by reference to Exhibit 10.7 to Mueller Water Products, Inc. 8-K (File no. 001-32892) filed on May 30, 2006.

10.8	Form of Mueller Water Products, Inc. Director Indemnification Agreement. Incorporated by reference to Exhibit 99.2 to Mueller Water Products, Inc. 8-K (File no. 001-32892) filed on October 31, 2008.

10.9	Executive Incentive Plan of Mueller Water Products, Inc. Incorporated by reference to Exhibit 10.6 to Mueller Water Products, Inc. 8-K (File no. 001-32892) filed on May 30, 2006.

10.10	Mueller Water Products, Inc. Executive Deferred Compensation Plan. Incorporated by reference to Exhibit 99.3 to Mueller Water Products, Inc. 8-K (File no. 001-32892) filed on October 31, 2008.

10.11	Employment Agreement, dated September 15, 2008 between Mueller Water Products, Inc. and Gregory E. Hyland. Incorporated by reference to Exhibit 99.1 to Mueller Water Products, Inc. Form 8-K (File no. 001-32892) filed on October 6, 2008.

10.11.1	Amendment, dated as of March 2, 2006, to Executive Employment Agreement dated September 9, 2005 between Walter Industries, Inc. and Gregory E. Hyland. Incorporated by reference to Exhibit 10.1 to Mueller Water Products, Inc. Form 8-K (File no. 333-131521) filed on March 3, 2006.

10.11.2	Amended and Restated Mueller Water Products, Inc. Supplemental Defined Contribution Plan, effective as of January 1, 2009. Incorporated by reference to Exhibit 10.13.2 to Mueller Water Products, Inc. Form 8-K (File no. 001-32892) filed on February 9, 2009.

10.12	Executive Employment Agreement, dated January 23, 2006, between Mueller Holding Company, Inc. and Dale B. Smith. Incorporated by reference to Exhibit 10.2 to Mueller Water Products, LLC Form 8-K (File no. 333-116590) filed on January 27, 2006.

10.12.1	Amendment dated as of November 1, 2007 to Employment Agreement with Dale B. Smith dated January 23, 2006. Incorporated by reference to Exhibit 99.2 to Mueller Water Products, Inc. Form 8-K (File no. 001-32892) filed on November 2, 2007.

10.12.2	Amendment No. 2 dated as of October 1, 2008 to Employment Agreement with Dale B. Smith dated January 23, 2006. Incorporated by reference to Exhibit 99.1 to Mueller Water Products, Inc. Form 8-K (File no. 001-32892) filed on October 31, 2008.

10.13

Employment Agreement, dated as of September 15, 2008, between Mueller Water Products, Inc. and Robert Leggett. Incorporated by reference to Exhibit 99.1 to Mueller Water Products, Inc. Form

8-K (File no. 001-32892) filed on September 30, 2008.

10.14	Executive Employment Agreement, dated as of July 16, 2008, between Mueller Water Products, Inc. and Evan L. Hart. Incorporated by reference to Exhibit 10.18 to Mueller Water Products, Inc. Form 10-Q for the quarter ended June 30, 2008 (File 001-32892) filed on August 11, 2008.

10.15

Employment Agreement, dated as of July 31, 2006, between Mueller Water Products, Inc. and Thomas E. Fish. Incorporated by reference to Exhibit 10.2 to Mueller Water Products, Inc. Form

8-K (File no. 001-32892) filed on August 3, 2006.

10.15.1	Mueller Water Products, Inc. Special Bonus, Incentive Award and Termination Protection Program. Incorporated by reference to Exhibit 10.18 to Mueller Water Products, Inc. Form 8-K (File no. 001-32892) filed on December 14, 2007.

10.16	Employment Agreement, dated September 15, 2008, between Mueller Water Products, Inc and Raymond P. Torok. Incorporated by reference to Exhibit 99.2 to Mueller Water Products, Inc. Form 8-K (File no. 001-32892 filed on October 6, 2008.

10.17	Joint Litigation Agreement dated December 14, 2006 between Walter Industries, Inc. and Mueller Water Products, Inc. Incorporated by reference to Exhibit 10.3 to Mueller Water Products, Inc. Form 8-K (File no. 001-32892) filed on December 19, 2006.

10.18	Form of Executive Change-in-Control Severance Agreement. Incorporated by reference to Exhibit 99.3 to Mueller Water Products, Inc. Form 8-K (File no. 001-32892) filed on October 6, 2008.

10.19	Form of Amendment to Executive Employment Agreement. Incorporated by reference to Exhibit 99.1 to Mueller Water Products, Inc. Form 8-K (File no. 001-32892) filed on February 6, 2009.

12.1**	Computation of Ratio of Earnings to Fixed Charges.

14.1	Code of Business Conduct and Ethics for Mueller Water Products, Inc. Incorporated by reference to Exhibit 14.1 to Mueller Water Products, Inc. Form 10-K (File no. 001-32892) for the year ended September 30, 2008.

21.1**	Subsidiaries of Mueller Water Products, Inc.

23.1**	Consent of Ernst & Young LLP.

23.2**	Consent of PricewaterhouseCoopers LLP.

31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	Filed with this report

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 24, 2009

MUELLER WATER PRODUCTS, INC.

By:	/s/ Gregory E. Hyland
Name: Gregory E. Hyland
Title: Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gregory E. Hyland Gregory E. Hyland	Chairman of the Board of Directors, President and Chief Executive Officer (principal executive officer)	November 24, 2009

/s/ Evan L. Hart Evan L. Hart	Senior Vice President and Chief Financial Officer (principal financial officer)	November 24, 2009

/s/ Kevin G. McHugh Kevin G. McHugh	Vice President and Controller (principal accounting officer)	November 24, 2009

/s/ Donald N. Boyce Donald N. Boyce	Director	November 24, 2009

/s/ Howard L. Clark Howard L. Clark	Director	November 24, 2009

/s/ Jerry W. Kolb Jerry W. Kolb	Director	November 24, 2009

/s/ Joseph B. Leonard Joseph B. Leonard	Director	November 24, 2009

/s/ Mark J. O’Brien Mark J. O’Brien	Director	November 24, 2009

/s/ Bernard G. Rethore Bernard G. Rethore	Director	November 24, 2009

/s/ Neil A. Springer Neil A. Springer	Director	November 24, 2009

/s/ Lydia W. Thomas Lydia W. Thomas	Director	November 24, 2009

/s/ Michael T. Tokarz Michael T. Tokarz	Director	November 24, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Mueller Water Products, Inc.

We have audited the accompanying consolidated balance sheets of Mueller Water Products, Inc. and subsidiaries as of September 30, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended September 30, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mueller Water Products, Inc. and subsidiaries at September 30, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the two years in the period ended September 30, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Mueller Water Products, Inc.’s internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 24, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia

November 24, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Mueller Water Products, Inc.

We have audited Mueller Water Products, Inc.’s internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Mueller Water Products, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Mueller Water Products, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Mueller Water Products, Inc. as of September 30, 2009 and 2008 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended September 30, 2009 of Mueller Water Products, Inc. and our report dated November 24, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia

November 24, 2009

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Mueller Water Products, Inc.

In our opinion, the consolidated statement of operations, of stockholders’ equity and of cash flows for the year ended September 30, 2007 present fairly, in all material respects, the results of operations and cash flows of Mueller Water Products, Inc. and its subsidiaries for the year ended September 30, 2007, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 11 to the consolidated financial statements, the Company changed the manner in which it accounts for defined benefit pension and other postretirement benefit plans as of September 30, 2007.

/s/  PricewaterhouseCoopers LLP

Atlanta, Georgia

November 28, 2007

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,
	2009	2008
	(in millions)
Assets:
Cash and cash equivalents	$61.5	$183.9
Receivables, net	216.3	298.2
Inventories	342.8	459.4
Deferred income taxes	30.8	48.2
Assets held for sale	13.9	-
Other current assets	80.8	60.6

Total current assets	746.1	1,050.3

Property, plant and equipment, net	296.4	356.8
Goodwill	-	871.5
Identifiable intangible assets	663.6	789.8
Other noncurrent assets	33.4	21.8

Total noncurrent assets	993.4	2,039.9

Total assets	$1,739.5	$3,090.2

Liabilities and stockholders’ equity:
Current portion of long-term debt	$11.7	$9.7
Accounts payable	111.7	156.0
Other current liabilities	97.4	129.0

Total current liabilities	220.8	294.7

Long-term debt	728.5	1,085.8
Deferred income taxes	180.0	295.8
Other noncurrent liabilities	173.9	85.0

Total liabilities	1,303.2	1,761.3

Commitments and contingencies (Note 20)

Common stock:
Series A: 600,000,000 shares authorized, 153,790,887 shares outstanding at September 30, 2009; 400,000,000 shares authorized and 29,528,763 shares outstanding at September 30, 2008	1.5	0.3
Series B: 200,000,000 shares authorized and 85,844,920 shares outstanding at September 30, 2008	-	0.9
Additional paid-in capital	1,599.0	1,428.9
Accumulated deficit	(1,078.3)	(81.6)
Accumulated other comprehensive loss	(85.9)	(19.6)

Total stockholders’ equity	436.3	1,328.9

Total liabilities and stockholders’ equity	$1,739.5	$3,090.2

The accompanying notes are an integral part of the consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended September 30,
	2009	2008	2007
	(in millions, except per share amounts)

Net sales	$1,427.9	$1,859.3	$1,849.0
Cost of sales	1,171.0	1,420.3	1,385.8

Gross profit	256.9	439.0	463.2

Operating expenses:
Selling, general and administrative	239.1	274.6	253.2
Impairment	970.9	-	-
Restructuring	47.8	18.3	-

Total operating expenses	1,257.8	292.9	253.2

Income (loss) from operations	(1,000.9)	146.1	210.0

Interest expense, net	78.3	72.4	86.8
Loss on early extinguishment of debt	5.3	-	36.5
Gain on repurchase of debt	(1.5)	-	-

Income (loss) before income taxes	(1,083.0)	73.7	86.7
Income tax expense (benefit)	(86.3)	31.7	38.5

Net income (loss)	$(996.7)	$42.0	$48.2

Basic and diluted net income (loss) per share	$(8.55)	$0.36	$0.42

Weighted average shares outstanding:
Basic	116.6	115.1	114.7
Diluted	116.6	115.5	115.3

Dividends declared per share	$0.07	$0.07	$0.07

The accompanying notes are an integral part of the consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common stock	Additional paid-in capital	Accumu- lated deficit	Accumulated other comprehensive income (loss)	Total
	(in millions)

Balance at September 30, 2006	$1.1	$1,417.5	$(173.0)	$(18.6)	$1,227.0

Net income	-	-	48.2	-	48.2
Dividends declared	-	(8.0)	-	-	(8.0)
Stock-based compensation	-	10.7	-	-	10.7
Stock issued under stock compensation plans	-	1.8	-	-	1.8
Net unrealized loss on derivatives	-	-	-	(2.1)	(2.1)
Foreign currency translation	-	-	-	8.2	8.2
Minimum pension liability	-	-	-	10.0	10.0
Adjustment to recognize the funded status of pension and other postretirement plans	-	-	-	15.2	15.2

Balance at September 30, 2007	1.1	1,422.0	(124.8)	12.7	1,311.0

Adjustment related to uncertain income tax positions	-	-	0.6	-	0.6

Balance at October 1, 2007	1.1	1,422.0	(124.2)	12.7	1,311.6

Net income	-	-	42.0	-	42.0
Effect of changing pension plans’ and other postretirement benefit plans’ measurement dates to September 30	-	-	0.6	-	0.6
Dividends declared	-	(8.1)	-	-	(8.1)
Stock-based compensation	-	13.2	-	-	13.2
Stock issued under stock compensation plans	0.1	1.8	-	-	1.9
Net unrealized loss on derivatives	-	-	-	(6.5)	(6.5)
Foreign currency translation	-	-	-	(2.7)	(2.7)
Minimum pension liability	-	-	-	(23.1)	(23.1)

Balance at September 30, 2008	1.2	1,428.9	(81.6)	(19.6)	1,328.9

Net loss	-	-	(996.7)	-	(996.7)
Sale of common stock in public offering	0.3	165.7	-	-	166.0
Dividends declared	-	(8.1)	-	-	(8.1)
Stock-based compensation	-	11.6	-	-	11.6
Stock issued under stock compensation plans	-	0.9	-	-	0.9
Net unrealized loss on derivatives	-	-	-	(3.8)	(3.8)
Foreign currency translation	-	-	-	(3.4)	(3.4)
Minimum pension liability	-	-	-	(59.1)	(59.1)

Balance at September 30, 2009	$1.5	$1,599.0	$(1,078.3)	$(85.9)	$436.3

The accompanying notes are an integral part of the consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended September 30,
	2009	2008	2007
	(in millions)
Operating activities:
Net income (loss)	$(996.7)	$42.0	$48.2
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	59.5	63.6	72.3
Amortization	30.7	29.5	29.1
Provision for doubtful receivables	6.4	3.7	0.8
Write-off of premium on notes	-	-	(22.8)
Write-off of deferred financing fees	5.3	-	11.1
Impairments and non-cash restructuring	1,009.4	14.8	-
Stock-based compensation expense	11.6	13.2	10.7
Accretion on debt	-	-	7.1
Gain on repurchase of debt	(1.5)	-	-
Deferred income taxes	(57.8)	(4.2)	29.6
Other, net	5.2	2.0	(0.4)
Changes in assets and liabilities, net of acquisitions:
Receivables	68.8	(11.3)	28.1
Inventories	109.8	(18.2)	15.0
Other current assets and other noncurrent assets	(32.9)	11.4	(0.4)
Accounts payable and other liabilities	(87.3)	35.5	(73.3)

Net cash provided by operating activities	130.5	182.0	155.1

Investing activities:
Capital expenditures	(39.7)	(88.1)	(88.3)
Acquisition of technology	(8.7)	-	-
Proceeds from sale of property, plant and equipment	5.5	9.6	0.8
Acquisitions of businesses, net of cash acquired	-	-	(26.2)

Net cash used in investing activities	(42.9)	(78.5)	(113.7)

Financing activities:
Increase (decrease) in outstanding checks	(4.3)	(6.9)	3.1
Debt borrowings	539.4	-	1,140.0
Debt paid or repurchased	(893.1)	(5.0)	(1,151.1)
Common stock issued	166.9	1.9	1.8
Payment of deferred financing fees	(10.1)	-	(11.4)
Dividends paid	(8.1)	(8.1)	(8.0)

Net cash used in financing activities	(209.3)	(18.1)	(25.6)

Effect of currency exchange rate changes on cash	(0.7)	(0.4)	1.7

Net change in cash and cash equivalents	(122.4)	85.0	17.5
Cash and cash equivalents at beginning of year	183.9	98.9	81.4

Cash and cash equivalents at end of year	$61.5	$183.9	$98.9

The accompanying notes are an integral part of the consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

Note 1.	Organization

Mueller Water Products, Inc., a Delaware corporation, together with its consolidated subsidiaries, operates in three business segments: Mueller Co., U.S. Pipe and Anvil. Mueller Co. manufactures valves for water and gas systems, including butterfly, iron gate, tapping, check, plug and ball valves, as well as dry-barrel and wet-barrel fire hydrants and a full range of metering products for the water infrastructure industry. U.S. Pipe manufactures a broad line of ductile iron pipe, restraint joint products, fittings and other ductile iron products. Anvil produces and sources a broad range of products including a variety of fittings, couplings, hangers, nipples and related pipe products. The “Company,” “we,” “us” or “our” refer to Mueller Water Products, Inc. and subsidiaries or their management. With regard to the Company’s segments, “we,” “us” or “our” may also refer to the segment being discussed or its management.

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

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which require us to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses and the disclosure of contingent assets and liabilities for the reporting periods. Actual results could differ from those estimates. All significant intercompany balances and transactions have been eliminated. Certain reclassifications have been made to previously reported amounts to conform to the current period presentation.

Note 2.	Summary of Significant Accounting Policies

Revenue Recognition—Revenue is recognized when delivery of products has occurred or services have been rendered and there is persuasive evidence of a sales arrangement, selling prices are fixed or determinable and collectibility from the customer is reasonably assured. Revenue is recorded net of estimated discounts, returns and rebates.

Shipping and Handling—Costs to ship products to customers are included in cost of sales. Amounts billed to customers, if any, to cover shipping and handling costs are included in net sales.

Stock-based Compensation—Compensation expense for stock-based awards granted to employees and directors is based on the fair value at the grant dates. Stock-based compensation expense is a component of selling, general and administrative expenses.

Cash and Cash Equivalents—All highly liquid investments with original maturities of 90 days or less when purchased are classified as cash equivalents. Outstanding checks are netted against cash when there is a sufficient balance of cash available in the Company’s accounts at the bank to cover the outstanding checks and the right of offset exists. Where there is no right of offset against cash balances, outstanding checks are included in accounts payable. At September 30, 2009 and 2008, checks issued but not yet presented to the banks for payment (i.e., the net dollar value of bank checks outstanding) were $1.9 million and $6.2 million, respectively, and were included in accounts payable.

Receivables—Receivables relate primarily to amounts due from customers located in North America. To reduce credit risk, credit investigations are generally performed prior to accepting orders from new customers and, when necessary, letters of credit are required to ensure payment.

The estimated allowance for doubtful receivables is based upon judgments and estimates of expected losses and specific identification of problem accounts. Significantly weaker than anticipated industry or economic conditions could impact customers’ ability to pay such that actual losses may be greater than the amounts provided for in this allowance. The periodic evaluation of the adequacy of the allowance for doubtful receivables is based on an analysis of prior collection experience, specific customer creditworthiness and current economic trends within the industries served. In circumstances where we know of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filings or substantial downgrading of credit ratings), we record a specific allowance to reduce the receivable to the amount management reasonably believes will be collected.

The following table summarizes information concerning our allowance for doubtful receivables.

	Year ended September 30,
	2009	2008	2007
	(in millions)

Balance at beginning of year	$6.7	$4.9	$4.8
Provision charged to expense	6.4	3.7	0.8
Balances written off, net of recoveries	(8.4)	(1.9)	(0.7)

Balance at end of year	$4.7	$6.7	$4.9

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

The following table summarizes information concerning our reserves for excess and obsolete inventories and to reduce inventory balances to the lower of cost or market.

	Year ended September 30,
	2009	2008	2007
	(in millions)

Balance at beginning of year	27.6	$28.1	$29.0
Provision charged to expense	5.3	3.3	9.4
Amounts written off	(4.7)	(3.4)	(10.1)
Other adjustments	(0.7)	(0.4)	(0.2)

Balance at end of year	$27.5	$27.6	$28.1

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

Interest costs associated with large asset construction projects are capitalized. Capitalized interest is treated as a component of the related asset’s cost and depreciated accordingly.

Direct internal and external costs to implement computer systems and software are capitalized as incurred. Capitalized costs are depreciated over the estimated useful life of the system or software, generally 3 to 5 years, beginning when site installation or module development is complete and ready for use.

Liabilities are recognized at fair value for asset retirement obligations related to plant and landfill closures in the period in which they are incurred and the carrying amounts of the related long-lived assets are correspondingly increased. Over time, the liabilities are accreted to their estimated future values. At September 30, 2009 and 2008, asset retirement obligations were $3.1 million and $3.0 million, respectively.

Accounting for the Impairment of Long-Lived Assets— Management tests long-lived assets, including goodwill and intangible assets that have an indefinite life, for impairment annually (or more frequently if events or circumstances indicate possible impairments). Finite-lived intangible assets are amortized over their respective estimated useful lives and reviewed if events or circumstances indicate possible impairment. We perform our annual impairment testing at September 1.

Management tests goodwill for possible impairment by first determining the fair value of the related reporting unit and comparing this value to the recorded net assets of the reporting unit, including goodwill. Fair value is determined using a combination of a discounted cash flow model and stock market comparable valuations for a peer group of companies. Significant judgments and estimates must be made when estimating future cash flows, determining the appropriate discount rate and identifying appropriate stock market comparable companies. At December 31, 2008, we reported estimated goodwill impairment charges of $59.5 million for U.S. Pipe, completely impairing its goodwill, and $340.5 million against Mueller Co.’s prior goodwill balance of $718.4 million, subject to additional fair value analysis. At that time, any additional impairment charge was not expected to exceed $200 million. During the three months ended March 31, 2009, our common stock began trading at prices significantly lower than prior periods, especially beginning in February. Our lower market capitalization prompted us to perform a second interim impairment assessment at March 31, 2009. This testing led to the conclusion that all of our remaining goodwill was fully impaired. During the three months ended March 31, 2009, we recorded additional goodwill impairment charges of $376.8 million for Mueller Co. and $92.7 million for Anvil. In performing these analyses, we relied upon both Level 2 data (publicly observable data such as market interest rates, our stock price, the stock prices of peer companies and the capital structures of peer companies) and Level 3 data (internal data such as our operating and cash flow projections).

In conjunction with the testing of goodwill for impairment, we also compared the estimated fair values of our identified other intangible assets to their respective carrying values and determined that the carrying amount of trade names at Mueller Co. had been impaired. At March 31, 2009, we recorded an impairment charge against these assets of $101.4 million. In performing this analysis, we relied upon both Level 2 data, most notably market interest rates and operating margins of peer companies, and Level 3 data, including our projections of Mueller Co. net sales and operating margins. Mueller Co.’s trade names have a remaining carrying value of $263.0 million at September 30, 2009.

Workers Compensation—Our exposure to workers compensation claims is generally limited to $1 million per incident. Liabilities, including those related to claims incurred but not reported, are recorded principally using annual valuations based on discounted future expected payments and using historical data combined with insurance industry data when historical data is limited. We are indemnified by a predecessor to Tyco International Ltd. (“Tyco”) for all Mueller Co. and Anvil workers compensation liabilities related to incidents that occurred prior to August 16, 1999. See Note 20. On an undiscounted basis, workers compensation liabilities were $27.2 million and $25.4 million at September 30, 2009 and 2008, respectively. On a discounted basis, workers compensation liabilities were $23.7 million and $22.2 million at September 30, 2009 and 2008, respectively.

We apply a discount rate at a risk-free interest rate, generally a U.S. Treasury bill rate, for each policy period. The rate used is one with a duration that corresponds to the weighted average expected payout period for each policy period. Once a discount rate is applied to a policy period, it remains the discount rate for that policy period until all claims are paid.

Warranty Costs—We accrue for warranty expenses that can include customer costs of repair and/or replacement, including labor, materials, equipment, freight and reasonable overhead costs. We accrue for the estimated cost of product warranties at the time of sale if such costs are determined to be reasonably estimable at that time. Warranty cost estimates are revised throughout applicable warranty periods as better information regarding warranty costs becomes available.

Activity in accrued warranty, reported as part of other current liabilities, is presented below.

	Year ended September 30,
	2009	2008	2007
	(in millions)

Balance at beginning of year	$6.5	$3.7	$2.7
Warranty expense	4.7	8.2	6.3
Warranty payments/settlements	(7.2)	(5.4)	(5.3)

Balance at end of year	$4.0	$6.5	$3.7

Deferred Financing Fees—Costs of debt financing are charged to expense over the life of the related financing agreements, which range from 5 to 10 years. Remaining costs and the future period over which they would be charged to expense are reassessed when amendments to the related financing agreements or prepayments occur.

Derivative Instruments and Hedging Activities—Changes in the fair value of derivative instruments that are accounted for as effective hedges are recorded to accumulated other comprehensive loss and changes in the fair value of derivative instruments that are not accounted for as effective hedges are recorded to operating results as incurred.

We use interest rate swap contracts, natural gas swap contracts and foreign currency forward contracts to hedge against certain risks. The interest rate and natural gas contracts are accounted for as effective cash flow hedges.

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

We only record tax benefits for positions that we believe are more likely than not of being sustained under audit based solely on the technical merits of the associated tax position. The amount of tax benefit recognized for any position that meets the more likely than not threshold is the largest amount of the tax benefit that we believe is greater than 50% likely of being realized. We include any related interest as interest expense and any penalties as selling, general and administrative expense.

Environmental Expenditures—We capitalize environmental expenditures that increase the life or efficiency of property or that reduce or prevent environmental contamination. We accrue for environmental expenses resulting from existing conditions that relate to past operations when the costs are probable and reasonably estimable. We are indemnified by Tyco for certain environmental liabilities that existed at August 16, 1999. See Note 20.

Research and Development—Research and development costs are expensed as incurred.

Advertising—Advertising costs are expensed as incurred.

Translation of Foreign Currency—Assets and liabilities of our businesses whose functional currency is other than the U.S. dollar are translated into U.S. dollars using year end currency exchange rates. Revenues and expenses are translated at average currency exchange rates during the year. Foreign currency translation gains and losses are reported as a component of accumulated other comprehensive loss. Gains and losses resulting from foreign currency transactions are included in operating results as incurred.

Related Party Transactions—We purchase foundry coke from Sloss Industries, Inc. (“Sloss”), which was our affiliate prior to the Spin-off. Purchases from Sloss were $4.5 million during the portion of the year ended September 30, 2007 through the date of the Spin-off.

Sloss also provided us other services including the delivery of electrical power to one of our facilities, rail car switching and the leasing of a distribution facility. Income from operations includes expenses of $0.3 million for the portion of the year ended September 30, 2007 through the date of the Spin-off.

Walter Energy allocated $0.5 million for the year ended September 30, 2007 for certain costs such as insurance, executive salaries, professional service fees, human resources, transportation, healthcare and other centralized business functions to U.S. Pipe. Walter Energy allocated other indirect costs of $1.6 million during the year ended September 30, 2007 to U.S. Pipe. All of these allocations from Walter Energy were recorded in selling, general and administrative expenses. Subsequent to the Spin-off, Walter Energy was no longer a related party and the allocation of these costs to us ceased.

Certain of our employees were granted Walter Energy restricted stock units and stock options under Walter Energy’s share-based compensation plans. We had $0.6 million in expenses related to this stock-based compensation allocated from Walter Energy for the year ended September 30, 2007. In connection with the Spin-off, Walter Energy cancelled these instruments and we replaced them with restricted stock units and options to acquire shares of our Series A common stock under a predecessor plan to the Mueller Water Products, Inc. Amended and Restated 2006 Stock Incentive Plan.

Note 3.	Acquisitions

On January 4, 2007, we acquired the net assets of Fast Fabricators, Inc. (“Fast Fabricators”), a ductile iron pipe fabricator based in Connecticut, for $23.0 million in cash, net of cash acquired. See Note 18 for the allocation of the purchase price. The purchase price was subject to an earnout adjustment based on calendar 2007 operating results. None of the earnout amount was earned. The acquisition of Fast Fabricators included identifiable intangible assets of customer relationships, which are amortized over a 12-year life, and a trade name and trademark, which have indefinite lives.

As part of the January 2004 acquisition of Star Pipe, Inc. (“Star”), the purchase price was subject to an earnout adjustment based on a target gross profit amount. During the year ended September 30, 2007, $3.7 million was paid as the final payment for the earnout adjustment, which was allocated to goodwill.

Note 4.	Goodwill and Identifiable Intangible Assets

Goodwill activity is presented below.

	Year ended September 30,
	2009	2008
	(in millions)

Balance at beginning of year	$871.5	$871.1
Impairment	(869.5)	-
Income tax related adjustment	(2.0)	0.4

Balance at end of year	$-	$871.5

Identifiable intangible assets are presented below.

	September 30,
	2009	2008
	(in millions)
Cost:
Finite lived intangible assets:
Technology	$71.7	$63.0
Customer relationships	409.2	409.2
Indefinite-lived intangible assets:
Trade names and trademarks	300.3	404.5

	781.2	876.7

Accumulated amortization:
Technology	29.3	20.9
Customer relationships	88.3	66.0

	117.6	86.9

Net book value	$663.6	$789.8

At September 30, 2009, the remaining weighted-average amortization period for the finite-lived intangible assets was 17.0 years. Amortization expense related to finite-lived intangible assets was $30.7 million, $29.5 million and $29.1 million for the years ended September 30, 2009, 2008 and 2007, respectively. Amortization expense for each of the next five years ending September 30 is scheduled to be $31.3 million in 2010, $31.1 million in 2011, $29.8 million in 2012, $29.9 million in 2013 and $28.7 million in 2014.

Note 5.	Assets Held for Sale

We divested certain assets of Anvil’s non-core electrical fittings and couplings business in November 2009. We received $12.8 million cash and certain assets of Seminole Tubular Company, which complement our existing mechanical pipe nipple business. We believe this transaction will generate cash and enhance our overall product offerings.

Assets held for sale are presented below.

2009
(in millions)

Receivables, net	$5.2
Inventories	4.7
Property, plant and equipment, net	2.7
Identifiable intangible assets	1.3

$13.9

Note 6.	Restructuring Activities

Activity in accrued restructuring is presented below.

	Year ended September 30,
	2009	2008	2007
	(in millions)

Balance at beginning of year	$0.9	$0.9	$3.1
Provisions charged against operations	47.8	18.3	-
Reductions credited against operations	-	(0.3)	(0.6)
Reductions credited against assets	(38.5)	(14.8)	-
Payments	(6.8)	(3.2)	(1.6)

Balance at end of year	$3.4	$0.9	$0.9

We have experienced significant declines in the demand for our products since September 30, 2008, resulting in most of our manufacturing facilities operating significantly below their optimal capacities. We have responded by reducing headcount, reducing operating hours and reducing overall spending activities. During the year ended September 30, 2009, we suspended production throughout the Company for varying time periods; consolidated facilities; implemented temporary wage reductions, furloughs and reduced work weeks for certain employees; and reduced headcount by approximately 700 people. Restructuring charges to be paid in cash, mostly severance related to headcount reductions, during the year ended September 30, 2009 were $9.3 million of which $3.4 million had yet to be paid at September 30, 2009. At U.S. Pipe’s North Birmingham facility, restructuring activities resulted in lower fixed costs, reduced capacity and a $38.5 million non-cash restructuring charge, primarily for impairment of property, plant and equipment. These assets were written down to estimated scrap value.

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

Note 7.	Income Taxes

The components of income (loss) before taxes are presented below.

	Year ended September 30,
	2009	2008	2007
	(in millions)

U.S.	$(1,082.3)	$68.7	$83.4
Non-U.S.	(0.7)	5.0	3.3

Income (loss) before taxes	$(1,083.0)	$73.7	$86.7

Income tax expense (benefit) is presented below.
	Year ended September 30,
	2009	2008	2007
	(in millions)
Current:
U.S.:
Federal	$(27.3)	$25.3	$5.5
State and local	(0.8)	4.8	2.2
Non-U.S.	(0.4)	5.8	1.2

	(28.5)	35.9	8.9

Deferred:
U.S.:
Federal	(42.3)	(4.4)	24.7
State and local	(15.7)	2.6	4.9
Non-U.S.	0.2	(2.4)	-

	(57.8)	(4.2)	29.6

Income tax expense (benefit)	$(86.3)	$31.7	$38.5

The reconciliation between the U.S. federal statutory income tax rate and the effective tax rate is presented below.

	Year ended September 30,
	2009	2008	2007

U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
Adjustments to reconcile to the effective tax rate:
Nondeductible goodwill impairment	(27.7)	-	-
State income taxes, net of federal benefit	0.9	6.5	5.3
Nondeductible interest	-	-	1.6
Nondeductible compensation	(0.1)	2.0	3.1
U.S. manufacturing deduction	-	(2.3)	(0.6)
Foreign income taxes	-	1.6	0.4
Other nondeductible expenses	-	1.0	-
Other	(0.1)	(0.8)	(0.4)

Effective tax rate	8.0%	43.0%	44.4%

Deferred income tax assets (liabilities) are presented below.

	September 30,
	2009	2008
	(in millions)
Deferred income tax assets:
Allowances for losses on receivables	$1.8	$3.7
Inventories	13.9	16.0
Accrued expenses	23.4	24.6
Pension and other postretirement benefits	44.9	16.3
Stock compensation	6.1	8.7
State net operating losses	6.9	3.3
All other	6.3	6.8

	103.3	79.4
Valuation allowance	(1.3)	(4.3)

Total deferred income tax assets	102.0	75.1

Deferred income tax liabilities:
Identifiable intangible assets	(228.6)	(282.0)
Property, plant and equipment	(22.5)	(40.2)
Other	(0.1)	(0.5)

Total deferred income tax liabilities	(251.2)	(322.7)

Net deferred income tax liabilities	$(149.2)	$(247.6)

A valuation allowance is provided on deferred tax assets at September 30, 2009 since management believes it is more likely than not that a portion of the our deferred tax assets will not be realized due primarily to a limitation on deductibility of executive compensation provided in Internal Revenue Code Section 162(m). Management believes that it will be able to recover all other deferred tax assets through taxable earnings from operations.

Activity in the valuation allowance for deferred tax assets is described below.

	September 30,
	2009	2008
	(in millions)

Balance at beginning of year	$4.3	$-
Additions	0.4	4.3
Deductions applicable to restricted shares vested	(3.4)	-

Balance at end of year	$1.3	$4.3

We were included in the consolidated federal income tax returns of Walter Energy and its subsidiaries through December 15, 2006. The income tax provision for the year ended September 30, 2007 has been presented as if we filed on a stand-alone basis for the period included in the Walter Energy return.

We have state net operating loss carryforwards of approximately $148.5 million expiring beginning 2010. These loss carryforwards are subject to limitations in certain jurisdictions under Section 382 of the Internal Revenue Code. State net operating loss carryforwards of $148.1 million expire after 2011, and management believes that these net operating loss carryforwards will be utilized before they expire.

The cumulative amount of undistributed earnings of foreign subsidiaries for which United States income taxes have not been provided was approximately $95.0 million at September 30, 2009. It is not currently practical to estimate the amount of unrecognized United States income taxes that might be payable on the repatriation of these earnings.

On October 1, 2007, we adopted a new accounting standard related to uncertain income tax positions. As a result, we recorded a net increase of $1.0 million in the liability for unrecognized income tax benefits, a $0.6 million increase in the accumulated deficit and an increase of $0.4 million to goodwill.

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits is presented below.

	Year ended September 30,
	2009	2008
	(in millions)

Balance at beginning of year	$22.3	$22.3
Increases related to prior year positions	1.4	3.4
Decreases related to prior year positions	(1.3)	(0.1)
Increases related to current year positions	0.3	0.7
Payments, settlements	(4.6)	(4.0)
Adjustment to reduce intangible assets and goodwill	(1.9)	-

Balance at end of year	$16.2	$22.3

After September 30, 2009, all unrecognized tax benefits would, if recognized, impact the effective tax rate.

We expect to settle certain state and foreign tax audits within the next 12 months and believe it is reasonably possible that these audit settlements will reduce the gross unrecognized tax benefits by approximately $3 million within the next 12 months.

We recognize interest related to uncertain tax positions as interest expense and would recognize any penalties that may be incurred as a component of selling, general and administrative expenses. At September 30, 2009, we had $2.7 million of accrued interest related to unrecognized tax benefits.

Mueller Co. and Anvil were under audit by the Internal Revenue Service for tax years ended September 30, 2005 and October 3, 2005. At September 30, 2009, we effectively settled those issues for $1.8 million and paid the tax to Walter Energy in accordance with our tax sharing agreement. Federal income tax returns for Mueller Co. and Anvil are closed for years prior to 2005. U.S. Pipe is not currently under audit by the Internal Revenue Service, but remains subject to statute extension agreements that may be applicable to Walter Energy. See Note 20.

Our state income tax returns are generally closed for years prior to 2005. Our Canadian income tax returns are generally closed for years prior to 2003.

Note 8.	Borrowing Arrangements

In June 2009, we amended the 2007 Credit Agreement, our primary credit facility. Among other things, the amendment resulted in restated and new covenants and higher interest rates. We repaid $100.0 million of borrowings under the agreement in connection with the amendment, and we subsequently prepaid another $243.0 million. All prepayments were made on a pro-rata basis between Term Loan A and Term Loan B. We incurred a loss on early extinguishment of debt of $5.3 million in connection with this amendment and subsequent prepayments. See Note 10.

The components of our long-term debt are presented below.

	September 30,
	2009	2008
	(in millions)
2007 Credit Agreement:
Term Loan A	$66.5	$141.6
Term Loan B	252.0	526.7
7 3/8% Senior Subordinated Notes	420.0	425.0
Other	1.7	2.2

	740.2	1,095.5
Less current portion	(11.7)	(9.7)

Long-term debt	$728.5	$1,085.8

2007 Credit Agreement.  At September 30, 2009, our amended credit agreement (the “2007 Credit Agreement”) consisted of a $200 million senior secured revolving credit facility (the “Revolver”), a $66.5 million term loan (“Term Loan A”) and a $252.0 million term loan (“Term Loan B”). The 2007 Credit Agreement contains customary covenants and events of default, including covenants that limit our ability to incur debt, pay dividends and make investments. Substantially all of our real and personal property has been pledged as collateral under the 2007 Credit Agreement.

Borrowings under the 2007 Credit Agreement bear interest at a floating rate equal to LIBOR plus a margin ranging from 500 to 600 basis points depending on our consolidated senior secured first lien leverage ratio, as defined in the 2007 Credit Agreement. At September 30, 2009, the applicable margin was 550 basis points.

The Revolver terminates in May 2012 and there were no outstanding borrowings under the Revolver at September 30, 2009. For any unused borrowing capacity under the Revolver, we pay a commitment fee, which ranges from 50 to 75 basis points depending on our consolidated senior secured first lien leverage ratio. At September 30, 2009, the applicable fee was 62.5 basis points. The borrowing capacity under the Revolver is subject to the financial covenants and is reduced by outstanding letters of credit, which totaled $45.3 million at September 30, 2009.

Term Loan A matures in May 2012. The principal balance at September 30, 2009 is being repaid in quarterly payments of approximately $2.0 million with the remaining balance paid at maturity. At September 30, 2009, the weighted-average effective interest rate was 8.9%, including the margin and the effects of interest rate swap contracts. Based on information provided by an external source, we estimate the fair value of the outstanding borrowings for Term Loan A was $65.5 million at September 30, 2009.

Term Loan B matures in May 2014. The principal balance is being repaid in quarterly payments of approximately $0.8 million with the remaining balance paid at maturity. At September 30, 2009, the weighted-average effective interest rate was 10.4%, including the margin and the effects of interest rate swap contracts. Based on information provided by an external source, we estimate the fair value of the outstanding borrowings for Term Loan B was $248.2 million at September 30, 2009.

7 3/8% Senior Subordinated Notes.  The 7 3/8% Senior Subordinated Notes (the “Notes”) mature in June 2017 and bear interest at 7.375%, paid semi-annually. Based on quoted market prices, the outstanding Notes had a fair value of $366.4 million at September 30, 2009.

During the year ended September 30, 2009, we acquired $5.0 million in principal of the Notes in the open market for $3.4 million in cash. This resulted in a gain on repurchase of debt of $1.5 million after writing off related deferred financing fees of $0.1 million.

The indenture securing the Notes contains customary covenants and events of default, including covenants that limit the Company’s ability to incur debt, pay dividends and make investments. Management believes the Company was compliant with these covenants at September 30, 2009 and expects to remain in compliance for the foreseeable future. Substantially all of the Company’s United States subsidiaries guarantee the Notes.

Future maturities of outstanding borrowings at September 30, 2009 for each of the years ending September 30 are $11.7 million for 2010, $11.6 million for 2011, $53.7 million for 2012, $3.1 million for 2013, $240.1 million for 2014 and $420.0 million after 2014.

Note 9.	Derivative Financial Instruments

We are exposed to certain risks relating to our ongoing business operations that we manage to some extent using derivative instruments. These are interest rate risk, commodity price risk and foreign exchange risk. We enter into interest rate swap contracts to manage interest rate risk associated with our variable-rate borrowings. We enter into natural gas swap contracts to manage the price risk associated with future purchases of natural gas used in our manufacturing processes. We enter into foreign currency forward exchange contracts to manage foreign currency exchange risk associated with our Canadian-dollar denominated intercompany loan.

We have designated our interest rate swap contracts and natural gas swap contracts as cash flow hedges of our future interest payments and purchases of natural gas, respectively. As a result, the effective portion of the gain or loss on these contracts is reported as a component of other comprehensive loss and reclassified into earnings in the same periods during which the hedged transactions affect earnings. Gains and losses on those contracts representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

Our interest rate swap contracts result in payments of interest at fixed rates ranging from 3.4% to 5.0% and expire at various dates through September 2012. Our outstanding interest rate swap contracts at September 30,

2009 and 2008 are presented below. We also had a $100.0 million total notional amount of forward-starting interest rate swap contract that will begin at a future date. This interest rate swap contract is also used as a cash flow hedge of future interest payments.

During the year ended September 30, 2009, we prematurely settled certain interest rate swap contracts resulting in additional interest expense of $6.3 million. Our outstanding interest rate swap contracts at September 30, 2009 and September 30, 2008 are presented below.

	Hedged loan principal September 30,
Rate benchmark	2009	2008
	(in millions)

90-day LIBOR	$275.0	$475.0

The effects of our interest rate swap contracts on the consolidated statements of operations are presented below.

	Year ended September 30,
	2009	2008	2007
	(in millions)

Gain (loss) recognized in other comprehensive loss	$(4.5)	$(14.0)	$(1.2)
Gain (loss) reclassified from accumulated other comprehensive loss into income	(17.1)	(4.1)	2.2

Our natural gas swap contracts result in fixed natural gas purchase prices ranging from $5.60 per MMBtu to $6.05 per MMBtu through September 2010. Our outstanding natural gas swap contracts at September 30, 2009 and September 30, 2008 are presented below.

	Hedged MMBtu September 30,
Commodity index	2009	2008

NYMEX natural gas	434,000	669,000

The effects of the Company’s natural gas swap contracts on the consolidated statements of operations are presented below.

	Year ended September 30,
	2009	2008	2007
	(in millions)

Gain (loss) recognized in other comprehensive loss	$0.7	$(1.8)	$(0.2)
Gain (loss) reclassified from accumulated other comprehensive income into income	3.6	0.9	-
Ineffectiveness gain (loss) recognized in income	0.4	(0.1)	-

Our outstanding foreign currency forward contracts at September 30, 2009 and 2008 are presented below.

	Hedged Canadian dollars September 30,
Rate benchmark	2009	2008
	(in millions)

Canadian dollar	28.0	28.0

Gains and losses on our foreign currency forward contracts are included in selling, general, and administrative expenses where they offset the transaction losses and gains recorded in connection with the intercompany loan. The effects of our foreign currency forward contracts on the consolidated statements of operations are presented below.

	Year ended September 30,
	2009	2008	2007
	(in millions)

Gain (loss) recognized in income	$-	$1.3	$(3.2)

Our derivative contracts were recorded at fair value using publicly observable data such as market interest rates, and market natural gas prices. The fair values of our derivative contracts are presented below (in millions).

	September 30, 2009		September 30, 2008
	Balance sheet location	Fair value	Balance sheet location	Fair value
Asset derivatives:
Derivatives not designated as hedging instruments:
Foreign currency forwards	Other noncurrent assets	$-	Other noncurent assets	$1.2

Liability derivatives:
Derivatives designated as hedging instruments:
Interest rate swaps	Other noncurrent liabilities	$18.8	Other noncurrent liabilities	$11.6
Natural gas swaps	Other noncurrent liabilities	-	Other noncurrent liabilities	1.2

		18.8		12.8
Derivatives not designated as hedging instruments:
Foreign currency forward	Other noncurrent liabilities	0.7	Other noncurrent liabilities	-

		$19.5		$12.8

Note 10.	Deferred Financing Fees

In connection with the amendment of the 2007 Credit Agreement discussed in Note 8 and subsequent debt prepayments, we wrote off unamortized deferred financing fees of $5.3 million related to the 2007 Credit Agreement and capitalized the incremental costs of the amendment of $10.1 million. Deferred financing fees of

$13.2 million at September 30, 2009 are scheduled to amortize as follows: $3.4 million related to the Revolver amortize on a straight-line basis; $0.8 million related to the Term A Loan amortize using the effective-interest rate method; $3.2 million related to the Term B Loan amortize using the effective-interest rate method; and $5.8 million related to the Notes amortize using the effective-interest rate method. All such amortization is over the remaining term of the respective indebtedness.

Note 11.	Retirement Plans

We have various pension and profit sharing plans covering substantially all employees (the “Pension Plans”). We fund our retirement and employee benefit plans in accordance with the requirements of the Pension Plans and, where applicable, in amounts sufficient to satisfy the minimum funding requirements of applicable law. The Pension Plans provide benefits based on years of service and compensation or at stated amounts for each year of service.

We also provide certain postretirement benefits other than pensions, primarily healthcare, to eligible retirees. Our postretirement benefit plans are funded as benefits are paid.

During the year ended September 30, 2009, shutdowns at manufacturing operations at U.S. Pipe and Anvil resulted in a postretirement benefit curtailment gain of $1.1 million and a pension curtailment expense of $0.4 million, respectively. The curtailment expense at Anvil of $0.3 million was included in restructuring charges for the year ended September 30, 2009.

During the year ended September 30, 2008, the shutdown of manufacturing operations at U.S. Pipe’s Burlington facility resulted in a decrease in the funded status of the plan of $7.7 million and an after-tax decrease in accumulated other comprehensive loss of $4.6 million. We recorded pension plan curtailment expense of $1.2 million and an other postretirement benefit plan curtailment gain of $0.8 million, which were included in restructuring charges for the year ended September 30, 2008.

During the three months ended December 31, 2007, we amended a retiree medical coverage plan for U.S. Pipe employees to eliminate the payment of benefits beyond age 65. This amendment decreased our liability to the plan by $8.8 million and resulted in an after-tax increase in accumulated other comprehensive income of $5.4 million. We also amended another plan for Mueller Co. employees at its Decatur, Illinois facility. This amendment provided additional employee benefits and, as a result, we recorded a decrease in the funded status of the plan of $2.4 million and an after-tax decrease in accumulated other comprehensive loss of $1.5 million.

For the years ended September 30, 2009 and 2008, the measurement date for all Pension Plans and other postretirement plans was September 30. For the year ended September 30, 2007, the measurement date for the U.S. Pipe pension plans and other non-pension postretirement benefit plans was June 30, and the measurement date for all other pension plans was September 30. For the year ended September 30, 2008, we recorded an adjustment to retained earnings of $0.6 million to account for the change in measurement dates to September 30.

Information for pension plans with accumulated benefit obligations in excess of plan assets is presented below.

	September 30,
	2009	2008
	(in millions)

Projected benefit obligations	$390.3	$307.0
Accumulated benefit obligations	382.0	300.1
Fair value of plan assets	276.1	271.9

Information for pension plans with accumulated benefit obligations less than plan assets is presented below.

	September 30,
	2009	2008
	(in millions)

Projected benefit obligations	$5.4	$10.9
Accumulated benefit obligations	5.4	9.6
Fair value of plan assets	7.0	12.7

Amounts recognized for our Pension Plans and other postretirement benefit plans are presented below.

	Year ended September 30,
	Pension Plans		Other plans
	2009	2008	2009	2008
	(in millions)
Projected benefit obligations:
Beginning of year	$317.9	$350.7	$8.0	$20.4
Service cost	3.8	5.5	0.2	0.4
Interest cost	23.1	24.9	0.6	1.0
Amendments	-	2.6	-	(8.8)
Actuarial loss (gain)	78.1	(32.8)	(1.4)	(3.4)
Benefits paid	(25.7)	(26.1)	(0.4)	(1.6)
Employee contributions	-	0.1	-	-
Currency translation	(0.5)	(0.5)	-	-
Settlement payments	-	(2.4)	-	-
Special termination benefits	-	0.8	-	-
Decrease in obligation due to curtailment	(1.0)	(4.9)	(0.1)	-

End of year	$395.7	$317.9	$6.9	$8.0

Accumulated benefit obligations at end of year	$387.4	$309.7	$6.9	$8.0

Plan assets:
Beginning of year	$284.6	$328.0	$-	$-
Actual return on plan assets	0.9	(50.2)	-	-
Employer contributions	24.0	35.9	0.4	1.6
Employee contributions	-	0.1	-	-
Currency translation	(0.6)	(0.6)	-	-
Benefits paid	(25.7)	(26.1)	(0.4)	(1.6)
Settlement payments	(0.1)	(2.4)	-	-
Other	-	(0.1)	-	-

End of year	$283.1	$284.6	$-	$-

Accrued benefit cost at end of year:
Unfunded status	$(112.6)	$(33.3)	$(6.9)	$(8.0)

Recognized on balance sheet:
Other noncurrent assets	$1.6	$2.0	$-	$-
Other current liabilities	-	-	(0.7)	(0.7)
Other noncurrent liabilities	(114.2)	(35.3)	(6.2)	(7.3)

	$(112.6)	$(33.3)	$(6.9)	$(8.0)

Recognized in accumulated other comprehensive income before taxes:
Prior year service cost (credit)	$2.9	$4.3	$(8.5)	$(12.8)
Net actuarial loss (gain)	145.7	51.2	(15.3)	(15.5)

	$148.6	$55.5	$(23.8)	$(28.3)

The components of net periodic benefit cost (gain) are presented below.

	Year ended September 30,
	Pension Plans			Other Benefit Plans
	2009	2008	2007	2009	2008	2007
	(in millions)

Service cost (gain)	$3.8	$4.9	$6.1	$0.2	$0.4	$(0.5)
Interest cost (gain)	23.1	21.3	20.6	0.6	0.8	(1.3)
Expected return on plan assets	(21.6)	(27.2)	(23.8)	-	-	-
Amortization of prior service cost (gain)	0.8	0.8	0.3	(3.3)	(3.2)	2.5
Amortization of net loss (gain)	3.3	0.7	2.1	(1.6)	(1.0)	1.6
Curtailment / special settlement loss (gain)	0.4	1.4	(0.3)	(1.1)	(0.8)	-
Other	0.1	0.1	0.2	-	-	-

Net periodic benefit cost (gain)	$9.9	$2.0	$5.2	$(5.2)	$(3.8)	$2.3

Pension and other postretirement benefits activity in accumulated other comprehensive loss, before taxes in the year ended September 30, 2009, is presented below.

	Pension benefits	Other post- retirement benefits
	(in millions)

Balance at beginning of year	$55.5	$(28.3)
Amounts reclassified as amortization of net periodic cost:
Gain (loss) amortization	(4.3)	1.6
Prior year service gain (loss) amortization and curtailment	(1.3)	4.4
Loss (gain) during the year	98.7	(1.4)

Balance at end of year	$148.6	$(23.7)

The components of accumulated other comprehensive loss related to pension and other postretirement benefits that management expects to be reclassified into income in the year ending September 30, 2010 are presented below.

	Pension benefits	Other post- retirement benefits
	(in millions)

Amounts expected to be amortized out of accumulated other comprehensive loss into net periodic benefit cost in fiscal 2010:
Amortization of unrecognized prior year service cost	$0.7	$(3.0)
Amortization of unrecognized gain/loss	9.7	(1.1)

	$10.4	$(4.1)

The discount rates were selected using a “yield curve” approach, which management believes to approximate the construction of a hypothetical bond portfolio that matches the Pension Plans’ cash flows. The discount rates are the equivalent rates that produce the same present value as discounting the projected cash flows at anticipated market rates for each future payment date. These anticipated market rates are based on yields for high quality fixed income investments. The Company relies on the Pension Plans’ investment advisors to assist in the development of the discount rate model.

Separate discount rates were selected for different Pension Plans due to differences in the timing of future cash flows. The discount rate model for plans covering participants in Canada reflected yields available investments in Canada, while plans covering participants in the United States reflected yields available on investments in the United States.

Management’s expected returns on plan assets and assumed healthcare cost trend rates were determined with the assistance of the plans’ investment consultants.

A summary of key assumptions for the Company’s pension and other postretirement benefit plans is below.

	Plan measurement date
	Pension plans			Other plans
	2009	2008	2007	2009	2008	2007
	(in millions)
U.S. Pipe pension plans:
Weighted average used to determine benefit obligations:
Discount rate	5.45%	7.60%	6.25%
Rate of compensation increases	3.50%	3.50%	3.50%
Weighted average used to determine net periodic cost:
Discount rate	7.60%	6.25%	6.25%
Expected return on plan assets	8.25%	8.90%	8.90%
Rate of compensation increases	3.50%	3.50%	3.50%

Mueller Co. and Anvil pension plans:
Weighted average used to determine benefit obligations:
Discount rate	5.45%	7.49%	6.27%
Rate of compensation increases	3.50%	3.50%	3.50%
Weighted average used to determine net periodic cost:
Discount rate	7.43%	6.27%	5.68%
Expected return on plan assets	7.88%	8.55%	8.55%
Rate of compensation increases	3.50%	3.50%	3.50%

Other plans:
Weighted average used to determine benefit obligations:
Discount rate				5.45%	7.60%	6.25%
Weighted average used to determine net periodic cost:
Discount rate				7.60%	6.25%	6.25%
Assumed healthcare cost trend rates:
Next year – pre-65				8.90%	9.90%	9.00%
Next year – post-65				N/A	N/A	11.00%
Ultimate trend rate – pre-65				4.90%	5.50%	5.00%
Ultimate trend rate – post-65				N/A	N/A	7.00%
Year ultimate trend rate achieved				2016	2015	2015

Assumed healthcare cost trend rates, discount rates, expected return on plan assets and salary increases have a significant effect on the amounts reported for the pension and healthcare plans. A one-percentage-point change in the trend rate for these assumptions would have the following effects.

	1 Percentage point increase	1 Percentage point decrease
	(in millions)
Pension plans:
Discount rate:
Effect on pension service and interest cost components	$0.5	$(0.8)
Effect on pension benefit obligations	(40.8)	49.4
Effect on current year pension expense	(2.7)	3.2
Expected return on plan assets:
Effect on current year pension expense	(2.8)	2.8
Rate of compensation increase:
Effect on pension service and interest cost components	0.3	(0.3)
Effect on pension benefit obligations	2.7	(2.5)
Effect on current year pension expense	0.5	(0.5)
Other plans:
Health care cost trend:
Effect on total of service and interest cost components	-	-
Effect on postretirement benefit obligations	0.2	(0.2)
Discount rate:
Effect on postretirement service and interest cost components	-	-
Effect on postretirement benefit obligations	(0.5)	0.6
Effect on current year postretirement benefits expense	(0.1)	0.1

We maintain a single trust to hold all of the Pension Plans’ assets. This trust’s strategic asset allocations, tactical range at September 30, 2009 and actual asset allocations at September 30, 2009, September 30, 2008, September 2007 and June 30, 2007 are presented below.

	Strategic asset allocations	Tactical range	Actual asset allocations
			September 30,			June 30, 2007
			2009	2008	2007
Equity investments:
Large capitalization stocks	45%	40-50%
Mid capitalization stocks	10%	8-12%
Small capitalization stocks	0%	0%
International stocks	15%	12-18%

	70%	65-75%	69%	61%	68%	72%
Fixed income investments	30%	25-35%	26%	35%	27%	28%
Cash	0%	0-5%	5%	4%	5%	0%

	100%		100%	100%	100%	100%

These ranges are targets and deviations may occur from time to time due to market fluctuations. Portfolio assets are typically rebalanced to the allocation targets at least annually.

We currently estimate contributing approximately $23 million to $25 million to our U.S. pension plans during the year ending September 30, 2010. We also expect to contribute approximately $1 million to our other postretirement benefit plans during the year ending September 30, 2010. The estimated benefit payments, which reflect expected future service, as appropriate, are presented below.

	Pension benefits	Other post- retirement benefits before Medicare subsidy
	(in millions)
Year(s) ending September 30,
2010	$24.8	$0.8
2011	24.4	0.6
2012	24.8	0.6
2013	25.1	0.6
2014	25.5	0.5
2015-2019	135.0	2.8

Of the total pension plan obligations at September 30, 2009, 97% relates to plans for participants in the United States.

Defined Contribution Retirement Plan—Certain U.S. employees participate in defined contribution 401(k) plans. We make matching contributions as a function of employee contributions. Matching contributions were $4.4 million, $7.6 million and $6.3 million during the years ended September 30, 2009, 2008 and 2007, respectively. Matching contributions for the year ended September 30, 2009 generally ceased after March 31, 2009.

Note 12.	Capital Stock

On January 28, 2009, each share of Series B common stock was converted into one share of Series A common stock. Holders of Series A common stock are entitled to one vote per share. Holders of Series B common stock were entitled to eight votes per share.

Holders of Series A common stock and Series B common stock otherwise had identical ownership rights.

We completed a follow-on public offering of 37,122,000 shares of our Series A common stock at $4.75 per share on September 23, 2009. Net proceeds from this offering were $166.0 million.

Series A common stock and Series B common stock share activity is presented below.

	Series A	Series B

Shares outstanding at September 30, 2006	28,750,000	85,844,920
Exercise of stock options	50,799	-
Exercise of employee stock purchase plan instruments	141,465	-
Vesting of restricted stock units, net of shares withheld	64,003	-

Shares outstanding at September 30, 2007	29,006,267	85,844,920
Exercise of stock options	12,470	-
Exercise of employee stock purchase plan instruments	210,292	-
Vesting of restricted stock units, net of shares withheld	299,734	-

Shares outstanding at September 30, 2008	29,528,763	85,844,920
Conversion of Series B common stock into Series A common stock	85,844,920	(85,844,920)
Exercise of employee stock purchase plan instruments	302,691	-
Vesting of restricted stock units, net of shares withheld	992,513	-
Sale of common stock in public offering	37,122,000	-

Shares outstanding at September 30, 2009	153,790,887	-

Note 13.	Stock-based Compensation Plans

The Mueller Water Products, Inc. Amended and Restated 2006 Stock Incentive Plan (the “2006 Plan”) authorizes an aggregate of 16 million shares of our Series A common stock that may be granted through the issuance of stock-based awards. Any awards cancelled are available for reissuance. Generally, all of our employees and members of our Board of Directors are eligible to participate in the 2006 Plan.

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

Certain of our employees held Walter Energy restricted stock units or stock options when the Spin-off occurred. After the Spin-off, Walter Energy cancelled these outstanding awards and we replaced them with restricted stock units or stock options to acquire shares of our Series A common stock under the 2006 Plan. These equity awards were designed to provide relative value and terms equivalent to the Walter Energy awards that were cancelled.

Stock option activity under the 2006 Plan is summarized below.

	Shares	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value (millions)

Outstanding at September 30, 2006	112,694	$16.11	9.7	$-
Granted	946,975	14.15
Exercised	(50,799)	5.81		0.5
Cancelled	(12,610)	15.22

Outstanding at September 30, 2007	996,260	14.78	8.6	0.7
Granted	1,147,419	10.39
Exercised	(12,470)	3.65		0.1
Cancelled	(180,424)	13.72

Outstanding at September 30, 2008	1,950,785	12.37	8.5	0.4
Granted	1,542,284	5.60
Cancelled	(89,073)	9.99

Outstanding at September 30, 2009	3,403,996	$9.36	8.3	$0.2

Vested or expected to vest after
September 30, 2009	3,343,615	$9.34	8.2	$0.2

Exercisable at September 30, 2009	1,151,704	$13.25	7.1	$0.1

The exercise prices for stock options outstanding at September 30, 2009 range from $2.05 to $20.56 per share. Restricted stock and restricted stock unit activity under the 2006 Plan is summarized below.

	Shares	Weighted average grant date fair value per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value (millions)

Outstanding at September 30, 2006	1,165,116	$16.02	2.8	$17.0
Granted	909,275	15.04
Vested	(84,230)	14.95		1.2
Cancelled	(93,593)	15.85

Outstanding at September 30, 2007	1,896,568	15.61	2.9	23.5
Granted	645,271	10.43
Vested	(311,865)	14.86		2.7
Cancelled	(234,050)	15.00

Outstanding at September 30, 2008	1,995,924	14.12	2.0	17.9
Granted	834,794	6.10
Vested	(1,071,202)	15.07
Cancelled	(45,025)	10.08

Outstanding at September 30, 2009	1,714,491	$9.73	2.3	$9.4

Expected to vest after September 30, 2009	1,682,172	$9.71	2.3	$9.2

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

	Year ended September 30,
	2009	2008	2007

Grant-date fair value	$2.07	$3.76	$3.60
Risk-free interest rate	2.21%	3.54%	4.54%
Dividend yield	0.74%	0.48%	0.43%
Expected life (years)	6.00	6.00	5.44
Expected annual volatility	0.3786	0.3231	0.3267

The risk-free interest rate is based on the U.S. Treasury zero-coupon yield in effect at the grant date with a term equal to the expected life. The expected dividend yield is based on our estimated annual dividend and stock price history at the grant date. The expected term represents the period of time the awards are expected to be outstanding. Expected volatility was calculated using data from comparable companies because we have limited historical price information for our own shares going back only to our initial public offering of common stock.

The number of instruments expected to vest is less than the number outstanding because management expects some instruments will be forfeited by employees prior to vesting. Grants to members of our Board of Directors are expected to vest fully. We expect grants to others to be forfeited at an annual rate of 2.0%.

The Mueller Water Products, Inc. 2006 Employee Stock Purchase Plan (the “ESPP”) authorizes the sale of up to 4 million shares of our Series A common stock to employees. Employees may designate up to the lesser of $25,000 or 20% of their annual compensation for the purchase of stock. An employee’s purchase during any three-month offering period is limited to 1,000 shares of Series A common stock. Any excess payroll withholdings are returned to the employee. The price for shares purchased under the ESPP is the lower of 85% of closing price on the first day or the last day of the offering period. Generally, all full-time, active employees are eligible to participate in the ESPP.

Compensation expense under the ESPP is equal to the sum of (1) 15% of the fair value of Series A common stock on the first day of the offering period and (2) the fair value of 85% of a Series A common stock call option at the first day of the offering period and 15% of a Series A common stock put option at the first day of the offering period. Fair values of these call and put options were determined using a Black-Scholes model. The weighted average grant-date fair values of ESPP instruments granted and the assumptions used to determine these fair values are indicated below.

	Year ended September 30,
	2009	2008	2007

Grant-date fair value	$2.38	$2.73	$3.25
Risk-free interest rate	0.34%	1.96%	5.05%
Dividend yield	0.98%	0.58%	0.43%
Expected life (months)	3.00	3.00	3.00
Expected annual volatility	1.4774	0.6875	0.4640

The risk-free interest rate is based on the U.S. Treasury zero-coupon yield on the first day of the offering period with a term equal to the expected life. The expected dividend yield is based on our estimated annual dividend and stock price history at the grant date. The expected term of the instruments represents the period of time they are expected to be outstanding. The expected volatility is deemed to be equal to the historical volatility over a three month period ending on the date of grant.

Under the ESPP, employees purchased 339,440 shares, 226,304 shares and 154,420 shares of our Series A common stock during the years ended September 30, 2009, 2008 and 2007, respectively. At September 30, 2009, 3,248,688 shares were available for issuance under the ESPP, which includes 96,864 shares issued at October 31, 2009.

We recorded stock-based compensation expense of $11.6 million, $13.2 million and $11.0 million during the years ended September 30, 2009, 2008 and 2007, respectively. This includes allocations of stock-based compensation expense from Walter Energy of $0.6 million for the year ended September 30, 2007.

At September 30, 2009, there was approximately $8.0 million of unrecognized compensation expense related to stock awards not yet vested. We expect to recognized this expense over a weighted average life of approximately 1.90 years.

The effect of stock-based compensation on our financial performance is presented below.

	Year ended September 30,
	2009	2008	2007
	(in millions, except per share data)

Decrease in income from operations	$11.6	$13.2	$11.0
Decrease in net income	7.2	7.5	6.1
Decrease in basic and diluted net income per share	0.06	0.07	0.05

Note 14.	Supplemental Balance Sheet Information

Selected supplemental balance sheet information is presented below.

	September 30,
	2009	2008
	(in millions)
Inventories:
Purchased materials and manufactured parts	$56.7	$64.9
Work in process	83.8	117.7
Finished goods	202.3	276.8

	$342.8	$459.4

Other current assets:
Income taxes	$42.0	$19.0
Maintenance and repair tooling	31.3	35.3
Other	7.5	6.3

	$80.8	$60.6

Property, plant and equipment:
Land	$24.9	$25.8
Buildings	97.9	98.9
Machinery and equipment	633.8	627.5
Construction in progress	17.2	23.9

	773.8	776.1
Accumulated depreciation	(477.4)	(419.3)

	$296.4	$356.8

Other current liabilities:
Compensation and benefits	$40.5	$49.6
Cash discounts and rebates	14.2	21.3
Taxes other than income taxes	10.1	19.0
Interest	14.7	14.2
Warranty	4.0	6.5
Severance	0.2	1.4
Restructuring	3.4	0.9
Income taxes	0.3	6.2
Environmental	0.5	0.5
Other	9.5	9.4

	$97.4	$129.0

Note 15.	Supplemental Income Statement Information

Selected supplemental income statement information is presented below.

	Year ended September 30,
	2009	2008	2007
	(in millions)
Included in selling, general and administrative:
Research and development	$6.9	$5.7	$4.6
Advertising	5.1	7.3	6.9

Interest expense, net:
2007 Credit Agreement interest, including swap contracts	$37.6	$40.7	$15.6
7 3/8 Senior Subordinated Notes interest	31.0	31.3	11.0
Recognition of deferred expense on terminated interest swap contracts	6.3	-	-
Prior credit agreements interest, including swap contracts	-	-	58.8
Deferred financing fee amortization	2.2	1.7	2.5
Capitalized interest	-	(1.0)	(0.8)
Other interest expense	2.9	3.8	2.9
Interest income	(1.7)	(4.1)	(3.2)

Interest expense, net	$78.3	$72.4	$86.8

Note 16.	Comprehensive Income (Loss)

Comprehensive income (loss) is presented below.

	Year ended September 30,
	2009	2008	2007
	(in millions)

Net income (loss)	$(996.7)	$42.0	$48.2
Adjustments:
Net unrealized loss on derivative instruments	(6.2)	(10.8)	(3.5)
Less tax effect	2.4	4.3	1.4

	(3.8)	(6.5)	(2.1)

Foreign currency translation	(3.4)	(2.7)	8.2

Minimum pension liability	(97.7)	(38.0)	16.5
Less tax effect	38.6	14.9	(6.5)

	(59.1)	(23.1)	10.0

Comprehensive income (loss)	$(1,063.0)	$9.7	$64.3

Accumulated other comprehensive loss is presented below.

	September 30,
	2009	2008
	(in millions)

Net unrealized loss on derivatives	$(11.4)	$(7.6)
Foreign currency translation	4.0	7.4
Minimum pension liability	(78.5)	(19.4)

Accumulated other comprehensive loss	$(85.9)	$(19.6)

Note 17.	Net Income (Loss) Per Share

Net income (loss) per share information is presented below.

	Year ended September 30,
	2009	2008	2007
	(in millions, except per share amounts)

Net income (loss)	$(996.7)	$42.0	$48.2

Weighted average common shares outstanding	116.6	115.1	114.7
Effect of dilutive stock options and restricted stock units	-	0.4	0.6

	116.6	115.5	115.3

Net income (loss) per share (basic and diluted)	$(8.55)	$0.36	$0.42

We recorded a net loss for the year ended September 30, 2009. Because the effect of including normally dilutive securities in the earnings per share calculation would have been antidilutive, all stock-based compensation instruments were excluded from the calculation of diluted net loss per share for the year ended September 30, 2009. The effect of dilutive stock options and restricted stock units is determined using the treasury stock method. During the years ended September 30, 2008 and 2007, 1.8 million and 1.0 million of outstanding stock options, respectively, were excluded from the determination of the weighted average outstanding shares since their inclusion would have been antidilutive.

Note 18.	Supplemental Cash Flow Information

During the year ended September 30, 2008, we amended a retiree medical coverage plan and a defined benefit pension plan, as well as recorded noncash activity by changing our pension plans’ and other postretirement benefit plans’ measurement dates to September 30 (see Note 11). Effective October 1, 2007, we recorded an adjustment related to uncertain income tax positions (see Note 7). In the year ended September 30, 2007, we recognized the funded status of pension and other postretirement plans, acquired the assets of Fast Fabricators and made an earnout payment as part of the January 2004 acquisition of Star (see Note 3).

The impact of these transactions on our consolidated balance sheets is presented below.

	Year ended September 30,
	2009	2008	2007
	(in millions)
Effects of accounting standards related to pension and other postretirement plans:
Increase in current assets	$-	$3.1	$-
Decrease in other noncurrent assets	-	(2.3)	-
Increase in other current liabilities	(0.1)	-	-
Increase in other noncurrent liabilities	(58.7)	(1.5)	-
Decrease in accumulated other comprehensive income	58.8	0.7	-

	$-	$-	$-

Recognize funded status and change in measurement dates of pension and other postretirement plans:
Increase (decrease) in other noncurrent assets	$-	$(5.3)	$2.5
Decrease (increase) in other current liabilities	-	1.2	(1.8)
Decrease (increase) in other noncurrent liabilities	-	(15.9)	14.5
Decrease in retained earnings	-	(0.6)	-
Decrease (increase) in accumulated other comprehensive income	-	20.6	(15.2)

	$-	$-	$-

	Year ended September 30,
	2009	2008	2007
	(in millions)
Effect of accounting standard related to uncertain income tax positions:
Increase in current assets	$1.0	$-	$-
Increase (decrease) in goodwill	(2.0)	0.4	-
Decrease in identifiable intangible assets	(1.5)	-	-
Increase in other noncurrent assets	-	8.7	-
Decrease in other current liabilities	2.5	4.3	-
Decrease in deferred income taxes	-	3.7	-
Increase in other noncurrent liabilities	-	(16.5)	-
Increase in accumulated deficit	-	(0.6)	-

	$-	$-	$-

Acquisition of Fast Fabricators:
Increase in current assets	$-	$-	$10.5
Increase in identifiable intangible assets	-	-	13.1
Increase in goodwill	-	-	0.5
Increase in property, plant and equipment	-	-	1.8
Increase in current liabilities	-	-	(2.9)
Purchase price paid, net of cash acquired	-	-	(23.0)

	$-	$-	$-

Acquisition of Star:
Increase in goodwill	$-	$-	$3.7
Purchase price paid, net of cash acquired	-	-	(3.7)

	$-	$-	$-

Cash paid, net of cash received:
Interest	$74.8	$70.5	$69.4
Income taxes	12.3	7.7	45.0

Note 19.	Segment Information

Our operations consist of three business segments: Mueller Co., U.S. Pipe and Anvil. These segments are organized based on products they sell and customers they serve and are consistent with how the segments are managed, how resources are allocated and how information is used by the chief operating decision maker. Mueller Co. manufactures valves for residential water and gas systems including butterfly, iron gate, tapping, check, plug and ball valves, dry-barrel and wet-barrel fire hydrants, meters and related products and services. U.S. Pipe manufactures a broad line of ductile iron pipe, restraint joint products, fittings and other ductile iron products. Through Fast Fabricators, U.S. Pipe manufactures a broad line of fabricated pipe, coated pipe and lined pipe products. Anvil manufactures and sources a broad range of products including a variety of fittings, couplings, hangers, nipples, valves and related pipe products.

Intersegment sales and transfers are made at established intersegment selling prices generally intended to cover costs. The determination of segment earnings does not reflect allocations of certain corporate expenses not directly attributable to segment operations and intersegment eliminations, which are designated as Corporate. Interest and income taxes are not allocated to business segments. Corporate expenses include those costs incurred by our corporate function, such as finance, treasury, risk management, human resources, legal, tax and other administrative functions. Therefore, segment earnings are not reflective of their results on a stand-alone basis. Corporate assets include cash, income tax assets and deferred financing fees. Segment assets consist primarily of accounts receivable, inventories, property, plant and equipment and identifiable intangible assets.

Summarized financial information for our segments is presented below.

	Mueller Co.	U.S. Pipe	Anvil	Corporate	Total
	(in millions)
Net sales, excluding intercompany:
Year ended September 30, 2009	$547.1	$410.9	$469.9	$-	$1,427.9
Year ended September 30, 2008	718.1	546.0	595.2	-	1,859.3
Year ended September 30, 2007	756.1	537.1	555.8	-	1,849.0

Intercompany sales:
Year ended September 30, 2009	$18.6	$2.2	$0.5	$-	$21.3
Year ended September 30, 2008	21.8	2.8	0.7	-	25.3
Year ended September 30, 2007	18.9	6.4	0.8	-	26.1

Income (loss) from operations:
Year ended September 30, 2009	$(770.6)	$(142.4)	$(53.4)	$(34.5)	$(1,000.9)
Year ended September 30, 2008	128.4	(17.4)	74.1	(39.0)	146.1
Year ended September 30, 2007	154.7	33.4	57.4	(35.5)	210.0

Depreciation and amortization:
Year ended September 30, 2009	$50.9	$21.1	$17.6	$0.6	$90.2
Year ended September 30, 2008	50.1	22.7	19.7	0.6	93.1
Year ended September 30, 2007	51.8	24.0	23.8	1.8	101.4

Restructuring and impairment:
Year ended September 30, 2009	$820.7	$101.1	$96.7	$0.2	$1,018.7
Year ended September 30, 2008	-	18.3	-	-	18.3
Year ended September 30, 2007	-	-	-	-	-

Capital expenditures:
Year ended September 30, 2009	$16.2	$11.2	$11.9	$0.4	$39.7
Year ended September 30, 2008	17.9	58.5	11.5	0.2	88.1
Year ended September 30, 2007	21.7	47.5	15.0	4.1	88.3

	Mueller Co.	U.S. Pipe	Anvil	Corporate	Total
	(in millions)
Total assets:
September 30, 2009	$945.8	$287.9	$368.6	$137.2	$1,739.5
September 30, 2008	1,841.1	471.9	517.0	260.2	3,090.2

Goodwill:
September 30, 2009	$-	$-	$-	$-	$-
September 30, 2008	719.2	59.5	92.8	-	871.5

Identifiable intangible assets, net:
September 30, 2009	$578.2	$10.4	$75.0	$-	$663.6
September 30, 2008	697.3	11.4	81.1	-	789.8

Geographical area information is presented below.

	United States	Canada	Other	Total
	(in millions)
Net sales:
Year ended September 30, 2009	$1,184.1	$215.8	$28.0	$1,427.9
Year ended September 30, 2008	1,543.8	292.3	23.2	1,859.3
Year ended September 30, 2007	1,560.4	265.4	23.2	1,849.0

Property, plant and equipment, net:
September 30, 2009	$280.9	$12.0	$3.5	$296.4
September 30, 2008	340.6	13.7	2.5	356.8

Sales to HDS IP Holding, LLC (“HD Supply”) comprised approximately 12%, 15% and 19% of our total net sales during the years ended September 30, 2009, 2008, and 2007, respectively. In the year ended September 30, 2009, HD Supply accounted for 16%, 15% and 3% of net sales for Mueller Co., U.S. Pipe and Anvil, respectively. Receivables from HD Supply totaled $33.1 million and $41.7 million at September 30, 2009 and 2008, respectively.

Note 20.	Commitments and Contingencies

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

Environmental.  We are subject to a wide variety of laws and regulations concerning the protection of the environment, both with respect to the operation of many of our plants and with respect to remediating environmental conditions that may exist at our and other properties. We strive to comply with federal, state and local environmental laws and regulations. We accrue for environmental expenses resulting from existing conditions that relate to past operations when the costs are probable and reasonably estimable.

In September 1987, we implemented an Administrative Consent Order (“ACO”) for our Burlington plant that was required under the New Jersey Environmental Cleanup Responsibility Act (now known as the Industrial Site Recovery Act). The ACO required soil and ground water cleanup, and we have completed, and have received final approval on, the soil cleanup required by the ACO. U.S. Pipe continues to pump and treat ground water at this site. Further remediation could be required. Long-term ground water monitoring is also required to verify natural attenuation. We do not know how long ground water monitoring will be required and do not believe monitoring or further remediation costs will have a material adverse effect on our consolidated financial condition or results of operations.

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

In the acquisition agreement pursuant to which a predecessor to Tyco sold our Mueller Co. and Anvil businesses to the prior owners of these businesses in August 1999, Tyco agreed to indemnify Mueller Co., Anvil and their affiliates, among other things, for all “Excluded Liabilities”. Excluded Liabilities include, among other things, substantially all liabilities of Mueller Co., Anvil and their affiliates relating to prior to August 1999. This indemnity survives indefinitely. In addition, Tyco’s indemnity does not cover liabilities to the extent caused by us or the operation of our businesses after August 1999, nor does it cover liabilities arising with respect to businesses or sites acquired after August 1999. In June 2007, Tyco was separated into three separate, publicly traded companies. Should Tyco’s successors become financially unable or fail to comply with the terms of the indemnity, we may be responsible for such obligations or liabilities.

Some of our subsidiaries have been named as defendants in asbestos-related lawsuits. We do not believe these lawsuits, either individually or in the aggregate, are material to our consolidated financial position or results of operations.

Other Litigation.  We are parties to a number of other lawsuits arising in the ordinary course of our businesses, including product liability cases for products manufactured by us and by third parties. The effect of the outcome of these matters on our future results of operations cannot be predicted with certainty as any such effect depends on future results of operations and the amount and timing of the resolution of such matters. While the results of litigation cannot be predicted with certainty, we believe that the final outcome of such other litigation is not likely to have a material adverse effect on our consolidated financial statements.

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

A dispute exists with regard to federal income taxes for fiscal years 1980 through 1994 allegedly owed by the Walter Energy consolidated group, which included U.S. Pipe during these periods. According to Walter Energy’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, Walter Energy’s management estimated that the amount of tax claimed by the Internal Revenue Service was approximately $34.0 million for issues currently in dispute in bankruptcy court for matters unrelated to us. This amount is subject to interest and penalties. In addition, the Internal Revenue Service has issued a Notice of Proposed Deficiency assessing additional tax of $82.2 million for the fiscal years ended May 31, 2000, December 31, 2000 and December 31, 2001. As a matter of law, the Company is jointly and severally liable for any final tax determination, which means that in the event Walter Energy is unable to pay any amounts owed, we would be liable. Walter Energy disclosed in the above mentioned Form 10-Q that it believes its filing positions have substantial merit and that it intends to defend vigorously any claims asserted.

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

In accordance with the income tax allocation agreement, Walter Energy used certain tax assets of a predecessor to the Company in its calendar 2006 tax return for which payment to us is required. The income tax allocation agreement only requires Walter Energy to make the payment upon realization of the tax benefit by receiving a refund or otherwise offsetting taxes due. Walter Energy currently owes us $10.9 million that is payable pending completion of an Internal Revenue Service audit of Walter Energy’s 2006 tax year and the related refund of tax from that year. We do not expect payment during the year ending September 30, 2010.

Operating Leases.  We maintain operating leases primarily for equipment and facilities. Rent expense was $14.0 million, $12.4 million and $9.0 million for the years ended September 30, 2009, 2008 and 2007, respectively. Future minimum payments under non-cancelable operating leases are $10.6 million, $9.6 million, $7.0 million, $4.6 million and $3.3 million during the years ending September 30, 2010, 2011, 2012, 2013 and 2014, respectively. Minimum payments due beyond September 30, 2014 are $9.9 million.

Other.  In our opinion, accruals associated with contingencies incurred in the normal course of business are sufficient. Resolution of existing known contingencies is not expected to affect our financial position or results of operations significantly.

Note 21.	New Accounting Pronouncements

The Financial Accounting Standards Board recently issued a new codification of accounting standards that superseded all existing non-SEC accounting and reporting standards (“GAAP”). This new codification was not intended to change the application of GAAP, but it changes the way accounting and reporting guidance is organized and presented. We began using this new codification in preparing our September 30, 2009 financial statements.

Note 22.	Subsequent Events

We have evaluated these financial statements for subsequent events through the filing of these financial statements with the Securities and Exchange Commission on November 24, 2009.

On October 28, 2009, we declared a dividend of $0.0175 per share on the Company’s Series A common stock, payable on November 20, 2009 to stockholders of record at the close of business on November 10, 2009.

We divested certain assets of Anvil’s non-core electrical fittings and couplings business in November 2009. We received $12.8 million cash and certain assets of Seminole Tubular Company, which complement our existing mechanical pipe nipple business. We believe this transaction will generate cash and enhance our overall product offerings.

On November 24, 2009, we signed an agreement to sell Anvil’s Mueller Flow Control (“MFC”) business for C$48.8 million, subject to post closing adjustments. This transaction is expected to be completed in January 2010. MFC is a wholesale distributor in Canada and primarily sells third party sourced products and products manufactured by Anvil, Mueller Co. and their subsidiaries directly to contractors and other end use customers. MFC’s fiscal 2009 net sales were approximately $107 million and operating results were not material. MFC had approximately $42 million of net assets at September 30, 2009 consisting principally of $19.3 million of receivables, $25.2 million of inventories, $4.7 million of property, plant and equipment, $3.5 million of identifiable intangible assets and $10.7 million of accounts payable and accrued liabilities. In connection with this agreement, Anvil will also enter into a supply agreement with the buyer requiring the buyer to purchase products from Anvil over a 3 1/2 year period.

Note 23.	Quarterly Consolidated Financial Information (Unaudited)

	Quarter ended
	September 30	June 30	March 31	December 31
	(in millions, except per share amounts)
Year ended September 30, 2009:
Net sales	$374.8	$363.2	$322.2	$367.7
Gross profit	69.2	57.8	54.9	75.0
Income (loss) from operations	12.9	(8.5)	(618.2)	(387.1)
Net loss	(10.9)	(19.0)	(566.8)	(400.0)
Net loss per share:
Basic and diluted (1)	(0.09)	(0.16)	(4.90)	(3.47)

Year ended September 30, 2008:
Net sales	$496.9	$528.5	$421.6	$412.3
Gross profit	122.4	123.4	98.8	94.4
Income from operations	48.1	53.6	28.0	16.4
Net income (loss)	17.6	20.3	5.7	(1.6)
Net income (loss) per share:
Basic and diluted (1)	0.15	0.18	0.05	(0.01)

(1)	The sum of quarterly earnings per share amounts is different from annual amounts due to rounding.

Note 24.	Consolidating Guarantor and Non-Guarantor Financial Information

The following information is included as a result of the guarantee by certain of the Company’s wholly-owned U.S. subsidiaries (“Guarantor Companies”) of the Notes. None of the Company’s other subsidiaries guarantee the Notes. Each of the guarantees is joint and several and full and unconditional. Guarantor Companies are listed below.

Name	State of incorporation or organization

Anvil 1, LLC	Delaware
Anvil 2, LLC	Delaware
Anvil International, LP	Delaware
AnvilStar, LLC	Delaware
Fast Fabricators, LLC	Delaware
Henry Pratt Company, LLC	Delaware
Henry Pratt International, LLC	Delaware
Hersey Meters Co., LLC	Delaware
Hunt Industries, LLC	Delaware
Hydro Gate, LLC	Delaware
J.B. Smith Mfg. Co., LLC	Delaware
James Jones Company, LLC	Delaware
MCO 1, LLC	Alabama
MCO 2, LLC	Alabama
Milliken Valve, LLC	Delaware
Mueller Co. Ltd.	Alabama
Mueller Financial Services, LLC	Delaware
Mueller Group, LLC	Delaware
Mueller Group Co-Issuer, Inc.	Delaware
Mueller International, Inc.	Delaware
Mueller International, L.L.C.	Delaware
Mueller International Finance, Inc.	Delaware
Mueller International Finance, L.L.C.	Delaware
Mueller Service California, Inc.	Delaware
Mueller Service Co., LLC	Delaware
Mueller Technologies, LLC	Delaware
United States Pipe and Foundry Company, LLC	Alabama
U.S. Pipe Valve & Hydrant, LLC	Delaware

Mueller Water Products, Inc. and Subsidiaries

Consolidating Balance Sheet

September 30, 2009

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
			(in millions)
Assets:
Cash and cash equivalents	$41.7	$(0.2)	$20.0	$-	$61.5
Receivables, net	-	183.1	33.2	-	216.3
Inventories	-	295.7	47.1	-	342.8
Deferred income taxes	30.4	-	0.4	-	30.8
Assets held for sale	-	13.9	-	-	13.9
Other current assets	44.7	33.9	2.2	-	80.8

Total current assets	116.8	526.4	102.9	-	746.1

Property, plant and equipment	2.4	278.5	15.5	-	296.4
Goodwill	-	-	-	-	-
Identifiable intangible assets	-	663.6	-	-	663.6
Other noncurrent assets	25.3	6.2	1.9	-	33.4
Investment in subsidiaries	(90.6)	21.7	-	68.9	-

Total noncurrent assets	(62.9)	970.0	17.4	68.9	993.4

Total assets	$53.9	$1,496.4	$120.3	$68.9	$1,739.5

Liabilities and equity:
Current portion of debt	$11.1	$0.6	$-	$-	$11.7
Accounts payable	4.7	95.2	11.8	-	111.7
Other current liabilities	29.5	62.3	5.6	-	97.4

Total current liabilities	45.3	158.1	17.4	-	220.8
Intercompany accounts	(1,367.5)	1,287.3	80.2	-	-
Long-term debt	727.7	0.8	-	-	728.5
Deferred income taxes	179.4	-	0.6	-	180.0
Other noncurrent liabilities	32.7	140.8	0.4	-	173.9

Total liabilities	(382.4)	1,587.0	98.6	-	1,303.2
Equity	436.3	(90.6)	21.7	68.9	436.3

Total liabilities and equity	$53.9	$1,496.4	$120.3	$68.9	$1,739.5

Mueller Water Products, Inc. and Subsidiaries

Consolidating Balance Sheet

September 30, 2008

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
			(in millions)
Assets:
Cash and cash equivalents	$179.1	$(4.6)	$9.4	$-	$183.9
Receivables, net	-	256.5	41.7	-	298.2
Inventories	-	392.1	67.3	-	459.4
Deferred income taxes	47.9	-	0.3	-	48.2
Other current assets	20.5	37.6	2.5	-	60.6

Total current assets	247.5	681.6	121.2	-	1,050.3
Property, plant and equipment	2.6	338.0	16.2	-	356.8
Goodwill	-	871.5	-	-	871.5
Identifiable intangible assets	-	789.8	-	-	789.8
Other noncurrent assets	18.3	1.7	1.8	-	21.8
Investment in subsidiaries	901.4	18.5	-	(919.9)	-

Total assets	$1,169.8	$2,701.1	$139.2	$(919.9)	$3,090.2

Liabilities and equity:
Current portion of debt	$8.9	$0.8	$-	$-	$9.7
Accounts payable	8.3	132.8	14.9	-	156.0
Other current liabilities	39.5	82.2	7.3	-	129.0

Total current liabilities	56.7	215.8	22.2	-	294.7
Intercompany accounts	(1,619.7)	1,521.6	98.1	-	-
Long-term debt	1,084.7	1.1	-	-	1,085.8
Deferred income taxes	295.5	-	0.3	-	295.8
Other noncurrent liabilities	23.7	61.2	0.1	-	85.0

Total liabilities	(159.1)	1,799.7	120.7	-	1,761.3
Equity	1,328.9	901.4	18.5	(919.9)	1,328.9

Total liabilities and equity	$1,169.8	$2,701.1	$139.2	$(919.9)	$3,090.2

Mueller Water Products, Inc. and Subsidiaries

Consolidating Statement of Operations

Year Ended September 30, 2009

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
			(in millions)
Net sales	$-	$1,190.2	$237.7	$-	$1,427.9
Cost of sales	-	963.0	208.0		1,171.0

Gross profit	-	227.2	29.7	-	256.9

Operating expenses:
Selling, general and administrative	33.7	179.6	25.8	-	239.1
Impairment	-	970.9	-	-	970.9
Restructuring	0.2	44.9	2.7	-	47.8

Total operating expenses	33.9	1,195.4	28.5		1,257.8

Income (loss) from operations	(33.9)	(968.2)	1.2	-	(1,000.9)
Interest expense (income), net	78.4	(0.1)	-	-	78.3
Loss on early extinguishment of debt	5.3	-	-	-	5.3
Gain on repurchase of debt	(1.5)	-	-	-	(1.5)

Income (loss) before income taxes	(116.1)	(968.1)	1.2	-	(1,083.0)
Income tax expense (benefit)	(39.6)	(47.1)	0.4	-	(86.3)
Equity in income (loss) of subsidiaries	(920.2)	0.8	-	919.4	-

Net income (loss)	$(996.7)	$(920.2)	$0.8	$919.4	$(996.7)

Mueller Water Products, Inc. and Subsidiaries

Consolidating Statement of Operations

Year Ended September 30, 2008

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
			(in millions)
Net sales	$-	$1,555.7	$303.6	$-	$1,859.3
Cost of sales	-	1,160.2	260.1	-	1,420.3

Gross profit	-	395.5	43.5	-	439.0

Operating expenses:
Selling, general and administrative	37.7	200.7	36.2	-	274.6
Restructuring	-	18.3	-	-	18.3

Total operating expenses	37.7	219.0	36.2		292.9

Operating income (loss)	(37.7)	176.5	7.3	-	146.1
Interest expense (income), net	72.5	0.3	(0.4)	-	72.4
Loss on early extinguishment of debt	-	-	-	-	-

Income (loss) before income taxes	(110.2)	176.2	7.7	-	73.7
Income tax expense (benefit)	(47.4)	75.8	3.3	-	31.7
Equity in income of subsidiaries	104.8	4.4	-	(109.2)	-

Net income	$42.0	$104.8	$4.4	$(109.2)	$42.0

Mueller Water Products, Inc. and Subsidiaries

Consolidating Statement of Operations

Year Ended September 30, 2007

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
			(in millions)
Net sales	$-	$1,564.0	$285.0	$-	$1,849.0
Cost of sales	-	1,135.5	250.3	-	1,385.8

Gross profit	-	428.5	34.7	-	463.2

Operating expenses:
Selling, general and administrative	33.6	190.6	29.0	-	253.2
Restructuring	-	-	-	-	-

Total operating expenses	33.6	190.6	29.0	-	253.2

Operating income (loss)	(33.6)	237.9	5.7	-	210.0
Interest expense (income), net	87.2	(0.2)	(0.2)	-	86.8
Loss on early extinguishment of debt	36.5	-	-	-	36.5

Income (loss) before income taxes	(157.3)	238.1	5.9	-	86.7
Income tax expense (benefit)	(69.8)	105.7	2.6	-	38.5
Equity in income of subsidiaries	135.7	3.3	-	(139.0)	-

Net income	$48.2	$135.7	$3.3	$(139.0)	$48.2

Mueller Water Products, Inc. and Subsidiaries

Consolidating Statement of Cash Flows

Year Ended September 30, 2009

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
			(in millions)
Operating activities:
Net cash provided by operating activities	$68.0	$51.6	$10.9	$-	$130.5

Investing activities:
Capital expenditures	(0.4)	(35.8)	(3.5)	-	(39.7)
Acquisition of technology	-	(8.7)	-	-	(8.7)
Proceeds from sales of property, plant and equipment	-	1.6	3.9	-	5.5

Net cash provided by (used in) investing activities	(0.4)	(42.9)	0.4	-	(42.9)

Financing activities:
Decrease in outstanding checks	-	(4.3)	-	-	(4.3)
Debt borrowings	539.4	-	-	-	539.4
Debt paid and repurchased	(893.1)	-	-	-	(893.1)
Payment of deferred financing fees	(10.1)	-	-	-	(10.1)
Common stock issued	166.9	-	-	-	166.9
Dividends paid	(8.1)	-	-	-	(8.1)

Net cash provided by (used in) financing activities	(205.0)	(4.3)	-	-	(209.3)

Effect of currency exchange rate changes on cash	-	-	(0.7)	-	(0.7)

Net change in cash and cash equivalents	(137.4)	4.4	10.6	-	(122.4)
Cash and cash equivalents at beginning of period	179.1	(4.6)	9.4	-	183.9

Cash and cash equivalents at end of period	$41.7	$(0.2)	$20.0	$-	$61.5

Mueller Water Products, Inc. and Subsidiaries

Consolidating Statement of Cash Flows

Year Ended September 30, 2008

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
			(in millions)
Operating activities:
Net cash provided by (used in) operating activities	$100.3	$86.3	$(4.6)	$-	$182.0

Investing activities:
Capital expenditures	(0.2)	(85.0)	(2.9)	-	(88.1)
Proceeds from sale of property, plant and equipment	-	9.6	-	-	9.6

Net cash used in investing activities	(0.2)	(75.4)	(2.9)	-	(78.5)

Financing activities:
Decrease in outstanding checks	-	(6.9)	-	-	(6.9)
Debt payments	(5.0)	-	-	-	(5.0)
Common stock issuance	1.9	-	-	-	1.9
Dividend payments	(8.1)	-	-	-	(8.1)

Net cash used in financing activities	(11.2)	(6.9)	-	-	(18.1)

Effect of currency exchange rate changes on cash	-	-	(0.4)	-	(0.4)

Net change in cash and cash equivalents	88.9	4.0	(7.9)	-	85.0
Cash and cash equivalents at beginning of year	90.2	(8.6)	17.3	-	98.9

Cash and cash equivalents at end of year	$179.1	$(4.6)	$9.4	$-	$183.9

Mueller Water Products, Inc. and Subsidiaries

Consolidating Statement of Cash Flows

Year Ended September 30, 2007

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
			(in millions)
Operating activities:
Net cash provided by operating activities	$40.6	$106.4	$8.1	$-	$155.1

Investing activities:
Capital expenditures	(4.1)	(81.6)	(2.6)	-	(88.3)
Proceeds from sale of property, plant and equipment	-	0.8	-	-	0.8
Acquisition of businesses, net of cash acquired	-	(26.2)	-	-	(26.2)

Net cash used in investing activities	(4.1)	(107.0)	(2.6)	-	(113.7)

Financing activities:
Increase in outstanding checks	-	3.1	-	-	3.1
Debt borrowings	1,140.0	-	-	-	1,140.0
Debt payments	(1,151.1)	-	-	-	(1,151.1)
Common stock issuance	1.8	-	-	-	1.8
Deferred financing fee payments	(11.4)	-	-	-	(11.4)
Dividend payments	(8.0)	-	-	-	(8.0)

Net cash provided by (used in) financing activities	(28.7)	3.1	-	-	(25.6)

Effect of currency exchange rate changes on cash	-	-	1.7	-	1.7

Net change in cash and cash equivalents	7.8	2.5	7.2	-	17.5
Cash and cash equivalents at beginning of year	82.4	(11.1)	10.1	-	81.4

Cash and cash equivalents at end of year	$90.2	$(8.6)	$17.3	$-	$98.9