Form 10-Q
period 2009-12-31
Mueller Water Products, Inc.
filed 2010-02-09
CIK 1350593

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange

Act).  ☐ Yes ☒ No

There were 154,326,064 shares of Series A common stock of the registrant outstanding at January 31, 2010.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31, 2009	September 30, 2009
	(in millions)
Assets:
Cash and cash equivalents	$124.0	$61.5
Receivables, net	140.6	216.3
Inventories	303.0	342.8
Deferred income taxes	29.0	30.8
Assets held for sale	35.6	13.9
Other current assets	57.9	80.8

Total current assets	690.1	746.1

Property, plant and equipment, net	286.8	296.4
Identifiable intangible assets, net	656.2	663.6
Other noncurrent assets	32.8	33.4

Total noncurrent assets	975.8	993.4

Total assets	$1,665.9	$1,739.5

Liabilities and stockholders’ equity:
Current portion of long-term debt	$11.7	$11.7
Accounts payable	74.3	111.7
Other current liabilities	74.1	97.4

Total current liabilities	160.1	220.8

Long-term debt	725.7	728.5
Deferred income taxes	180.4	180.0
Other noncurrent liabilities	169.8	173.9

Total liabilities	1,236.0	1,303.2

Commitments and contingencies (Note 13)

Series A common stock: 600,000,000 shares authorized; 154,295,036 shares and 153,790,887 shares outstanding at December 31, 2009 and September 30, 2009, respectively	1.5	1.5
Additional paid-in capital	1,598.8	1,599.0
Accumulated deficit	(1,089.0)	(1,078.3)
Accumulated other comprehensive loss	(81.4)	(85.9)

Total stockholders’ equity	429.9	436.3

Total liabilities and stockholders’ equity	$1,665.9	$1,739.5

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended December 31,
	2009	2008
	(in millions, except per share amounts)
Net sales	$313.1	$367.7
Cost of sales	257.2	292.7

Gross profit	55.9	75.0

Operating expenses:
Selling, general and administrative	55.2	62.3
Impairment	-	400.0
Restructuring	0.4	(0.2)

Total operating expenses	55.6	462.1

Income (loss) from operations	0.3	(387.1)

Interest expense, net	16.8	17.3
Gain on repurchase of debt	-	(1.5)

Loss before income taxes	(16.5)	(402.9)
Income tax benefit	(5.8)	(2.9)

Net loss	$(10.7)	$(400.0)

Basic and diluted net loss per share	$(0.07)	$(3.47)

Weighted average basic and diluted shares outstanding	154.0	115.4

Dividends declared per share	$0.0175	$0.0175

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED DECEMBER 31, 2009

(UNAUDITED)

	Common stock	Additional paid-in capital	Accumu- lated deficit	Accumulated other comprehensive loss	Total
	(in millions)
Balance at September 30, 2009	$1.5	$1,599.0	$(1,078.3)	$(85.9)	$436.3

Net loss	-	-	(10.7)	-	(10.7)
Dividends declared	-	(2.7)	-	-	(2.7)
Stock-based compensation	-	2.4	-	-	2.4
Stock issued under stock compensation plans	-	0.1	-	-	0.1
Net unrealized gain on derivatives	-	-	-	1.1	1.1
Foreign currency translation	-	-	-	2.5	2.5
Minimum pension liability	-	-	-	0.9	0.9

Balance at December 31, 2009	$1.5	$1,598.8	$(1,089.0)	$(81.4)	$429.9

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended December 31,
	2009	2008
	(in millions)
Operating activities:
Net loss	$(10.7)	$(400.0)
Adjustments to reconcile loss to net cash provided by (used in) operating activities:
Depreciation	13.0	15.5
Amortization	7.8	7.3
Impairment	-	400.0
Gain on repurchase of debt	-	(1.5)
Stock-based compensation	2.4	3.3
Deferred income taxes	(1.1)	1.1
Other, net	(0.4)	4.3
Changes in assets and liabilities:
Receivables	62.6	84.2
Inventories	20.0	(34.6)
Other assets	25.2	(9.9)
Accounts payable and other liabilities	(58.7)	(87.6)

Net cash provided by (used in) operating activities	60.1	(17.9)

Investing activities:
Capital expenditures	(8.7)	(10.0)
Proceeds from sales of assets	14.0	3.9

Net cash provided by (used in) investing activities	5.3	(6.1)

Financing activities:
Increase (decrease) in outstanding checks	1.8	(0.3)
Debt paid and repurchased	(2.8)	(4.9)
Common stock issued	0.1	0.2
Dividends paid	(2.7)	(2.0)

Net cash used in financing activities	(3.6)	(7.0)

Effect of currency exchange rate changes on cash	0.7	(1.1)

Net change in cash and cash equivalents	62.5	(32.1)
Cash and cash equivalents at beginning of period	61.5	183.9

Cash and cash equivalents at end of period	$124.0	$151.8

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

(UNAUDITED)

Note 1.  Organization and Basis of Presentation

Mueller Water Products, Inc., a Delaware corporation, together with its consolidated subsidiaries, operates in three business segments: Mueller Co., U.S. Pipe and Anvil. Mueller Co. manufactures valves for water and gas systems, including butterfly, iron gate, tapping, check, plug and ball valves, as well as dry-barrel and wet-barrel fire hydrants and a full range of metering products for the water infrastructure industry. U.S. Pipe manufactures a broad line of ductile iron pipe, joint restraint products, fittings and other ductile iron products. Anvil produces and sources a broad range of products including a variety of fittings, couplings, hangers, nipples and related pipe products. The “Company,” “we,” “us” or “our” refer to Mueller Water Products, Inc. and subsidiaries or their management. With regard to the Company’s segments, “we,” “us” or “our” may also refer to the segment being discussed or its management.

On October 3, 2005, Walter Energy, Inc. (“Walter Energy”, formerly Walter Industries, Inc.) acquired all outstanding shares of a predecessor company comprising the current Mueller Co. and Anvil businesses (the “Mueller Acquisition”) and contributed them to its U.S. Pipe business to form the Company as it currently exists. We completed an initial public offering of our Series A common stock (NYSE: MWA) on June 1, 2006 and, on December 14, 2006, Walter Energy distributed all of our then-outstanding Series B common stock to its shareholders (the “Spin-off”). On January 28, 2009, each share of Series B common stock was converted into one share of Series A common stock. On September 23, 2009, we completed a public offering of our Series A common stock.

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, which require us to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates. All significant intercompany balances and transactions have been eliminated. In our opinion, all normal and recurring adjustments that we consider necessary for a fair financial statement presentation have been made. The condensed consolidated balance sheet data at September 30, 2009 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. Certain reclassifications have been made to previously reported amounts to conform to current period presentation.

Note 2.  Goodwill and other identifiable intangible assets

Goodwill.  As a result of a deterioration of U.S. equity markets during the three months ended December 31, 2008, we performed a preliminary assessment of goodwill at December 31, 2008 and concluded that the carrying values of our U.S. Pipe and Mueller Co. segments exceeded their estimated fair values. Accordingly, we reported estimated goodwill impairment losses of $400.0 million. During the three months ended March 31, 2009, our common stock began trading at prices significantly lower than prior periods. Our lower market capitalization prompted us to perform a second interim impairment assessment at March 31, 2009. This testing led to the conclusion that all of our remaining goodwill was fully impaired and during the three months ended March 31, 2009, we recorded additional goodwill impairment losses of $469.5 million. In performing these analyses, we relied upon both Level 2 data (publicly observable data such as market interest rates, our stock price, the stock prices of peer companies and the capital structures of peer companies) and Level 3 data (internal data such as our operating and cash flow projections).

The changes in the carrying amount of goodwill in the year ended September 30, 2009 are presented below.

	Mueller Co.	U.S. Pipe	Anvil	Total
	(in millions)

Gross goodwill at October 1, 2008	$719.2	$59.5	$92.8	$871.5

Impairment recognized at December 31, 2008	(340.5)	(59.5)	-	$(400.0)
Adjustment related to preacquisition tax contingencies at December 31, 2008	(0.7)	-	(0.1)	(0.8)

Impairment recognized at March 31, 2009	(376.8)	-	(92.7)	(469.5)
Adjustment related to preacquisition tax contingencies at March 31, 2009	(1.2)	-	-	(1.2)

Balances at September 30, 2009:
Gross goodwill	717.3	59.5	92.7	869.5
Accumulated impairment losses	(717.3)	(59.5)	(92.7)	(869.5)

	$-	$-	$-	$-

Other identifiable intangible assets. In conjunction with the testing of goodwill for impairment, we also compared the estimated fair values of our identified other intangible assets to their respective carrying values and determined that the carrying amount of trade names at Mueller Co. had been impaired. At March 31, 2009, we recorded an impairment charge against these assets of $101.4 million. In performing this analysis, we relied upon both Level 2 data, most notably market interest rates and operating margins of peer companies, and Level 3 data, including our projections of Mueller Co. net sales and operating margins. Mueller Co.’s trade names have a remaining carrying value of $263.0 million at December 31, 2009.

We expense legal and other costs associated with the renewal or extension of our recognized intangible assets as incurred. Such expenses were not material in the three months ended December 31, 2009 or 2008.

Note 3.  Divestitures, Assets Held for Sale, and Acquisition

Anvil sold certain of the assets of Picoma, its electrical fittings business, in November 2009 in exchange for cash and certain assets of Seminole Tubular Company that complement our existing mechanical pipe nipple business. These Picoma assets were classified as held for sale at September 30, 2009. We recorded a pre-tax gain of $1.6 million to selling, general and administrative expenses in connection with this transaction. The estimated values of assets classified as held for sale at September 30, 2009, the book values of the assets sold and the fair values of assets received during the three months ended December 31, 2009 are presented below.

	December 31, 2009	September 30, 2009
	(in millions)
Assets sold:
Receivables	$5.0	$5.2
Inventories	4.4	4.7
Other current assets	0.3	-
Property, plant, and equipment, net	2.5	2.7
Identifiable intangible assets	1.3	1.3

	$13.5	$13.9

Severance liability incurred	$0.6

Assets acquired:
Cash	$12.3
Receivables	1.6
Inventories	1.3
Identifiable intangible assets	0.5

	$15.7

In January 2010, we sold Anvil’s Mueller Flow Control (“MFC”) business for $46.4 million, subject to post closing adjustments. The assets of MFC were classified as held for sale at December 31, 2009. MFC is a wholesale distributor in Canada and primarily sells third party sourced products and products manufactured by Anvil, Mueller Co. and their subsidiaries directly to contractors and other end use customers. MFC’s fiscal 2009 net sales were approximately $107, million and its operating income was not material to the Company’s operating income. In connection with this transaction, we also entered into a 3 1/2 year supply agreement with the buyer requiring the buyer to purchase at least a specified amount of products from Anvil. The estimated fair values of MFC’s net assets are presented below.

	December 31, 2009	September 30, 2009
	(in millions)
Receivables	$15.8	$19.3
Inventories	22.6	25.2
Prepaid expenses and other current assets	0.3	-
Property, plant, and equipment, net	4.9	4.7
Identifiable intangible assets	-	3.5
Accounts payable and accrued liabilities	(8.0)	(10.7)

	$35.6	$42.0

Note 4.  Income Taxes

At December 31, 2009 and September 30, 2009, the gross liabilities for unrecognized income tax benefits were $13.4 million and $16.2 million, respectively. The decrease in gross unrecognized tax benefits was primarily related to the effective settlement of certain state tax matters, including payments of $2.0 million.

We recognize interest related to uncertain income tax positions as interest expense and would recognize any penalties that may be incurred as selling, general and administrative expenses. At December 31, 2009 and September 30, 2009, we had $2.5 million and $2.7 million, respectively, of accrued interest related to uncertain tax positions. In the three months ended December 31, 2009, we reversed to income $0.2 million of tax-related accrued interest, primarily due to state tax settlements. We reversed to income $0.3 million of such accrued interest in the three months ended December 31, 2008.

Tax years dating back to 2003 generally remain open to examination by various U.S. and foreign taxing authorities.

The effective income tax rate applied to our operating loss in the three months ended December 31, 2009 was 35.2%, which included state income tax benefits of 4.9% offset by the unfavorable effect of nondeductible expenses and miscellaneous other items totaling 4.7%. Our effective income tax rate on the operating loss before the impact from the goodwill impairment was 100.0% in the three months ended December 31, 2008 due primarily to the release of a $1.2 million valuation allowance related to nondeductible compensation and a $0.4 million favorable resolution of state tax matters.

Note 5.  Borrowing Arrangements

The components of our long-term debt are presented below.

	December 31, 2009	September 30, 2009
	(in millions)
2007 Credit Agreement:
Term Loan A	$64.5	$66.5
Term Loan B	251.2	252.0
7 3/8% Senior Subordinated Notes	420.0	420.0
Other	1.7	1.7

	737.4	740.2
Less current portion	(11.7)	(11.7)

	$725.7	$728.5

2007 Credit Agreement. At December 31, 2009, our amended credit agreement (the “2007 Credit Agreement”) consisted of a $200 million senior secured revolving credit facility (the “Revolver”), a $64.5 million term loan (“Term Loan A”) and a $251.2 million term loan (“Term Loan B”). The 2007 Credit Agreement contains customary covenants and events of default, including covenants that limit our ability to incur debt, pay dividends and make investments. Substantially all of our real and personal property has been pledged as collateral under the 2007 Credit Agreement.

Borrowings under the 2007 Credit Agreement bear interest at a floating rate equal to LIBOR plus a margin ranging from 500 to 600 basis points depending on our consolidated senior secured first lien leverage ratio, as defined in the 2007 Credit Agreement. At December 31, 2009, the applicable margin was 500 basis points.

The Revolver terminates in May 2012, and there were no outstanding borrowings under the Revolver at December 31, 2009. For any unused borrowing capacity under the Revolver, we pay a commitment fee, which ranges from 50 to 75 basis points depending on our consolidated senior secured first lien leverage ratio. At December 31, 2009, the applicable fee was 50 basis points. The borrowing capacity under the Revolver is subject to the financial covenants and is reduced by outstanding letters of credit, which totaled $39.8 million at December 31, 2009.

In January 2010, we settled an interest rate swap contract with a notional value of $50 million with a payment of $4.0 million and made principal payments of $8.2 million on our Term Loan A and $31.8 million on our Term Loan B. As a result, the required quarterly principal payments declined.

Term Loan A matures in May 2012. The 2007 Credit Agreement requires quarterly payments of $1.8 million and payment of the remaining balance at maturity. At December 31, 2009, the weighted-average effective interest rate was 8.4%, including the margin and the effects of interest rate swap contracts. Based on information provided by an external source, we estimate the fair value of the outstanding borrowings for Term Loan A was $64.1 million at December 31, 2009.

Term Loan B matures in May 2014. The 2007 Credit Agreement requires quarterly payments of $0.7 million and payment of the remaining balance at maturity. The weighted-average effective interest rate was 9.9%, including the margin and the effects of interest rate swap contracts at December 31, 2009. Based on information provided by an external source, we estimate the fair value of the outstanding borrowings for Term Loan B was $248.2 million at December 31, 2009.

7 3/8% Senior Subordinated Notes. The 7 3/8% Senior Subordinated Notes (the “Notes”) mature in June 2017 and bear interest at 7.375%, paid semi-annually. Based on quoted market prices, the outstanding Notes had a fair value of $389.6 million at December 31, 2009.

In the three months ended December 31, 2008, we acquired $5.0 million in principal of the Notes in the open market for $3.4 million in cash. This resulted in a gain on repurchase of debt of $1.5 million after writing off related deferred financing fees of $0.1 million.

The indenture securing the Notes contains customary covenants and events of default, including covenants that limit our ability to incur debt, pay dividends and make investments. Substantially all of our United States subsidiaries guarantee the Notes.

We were in compliance with all applicable debt covenants at December 31, 2009.

Note 6.  Derivative Financial Instruments

We are exposed to certain risks relating to our ongoing business operations that we manage to some extent using derivative instruments. These are interest rate risk, foreign exchange risk and commodity price risk. We enter into interest rate swap contracts to manage interest rate risk associated with our variable-rate borrowings. We enter into natural gas swap contracts to manage the price risk associated with future purchases of natural gas used in our manufacturing processes. We enter into foreign currency forward exchange contracts to manage foreign currency exchange risk associated with our Canadian-dollar denominated intercompany loan.

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

Interest Rate Swap Contracts. Our interest rate swap contracts result in payments of interest at fixed rates ranging from 3.4% to 5.0% and expire at various dates through September 2012. Our outstanding interest rate swap contracts at December 31, 2009 and September 30, 2009 are presented below. We also had a $100.0 million total notional amount forward-starting interest rate swap contract that will begin at a future date. This interest rate swap contract is also designated as a cash flow hedge of future interest payments.

	Hedged loan principal
Rate benchmark	December 31, 2009	September 30, 2009
	(in millions)

90-day LIBOR	$275.0	$275.0
The effects of our interest rate swap contracts on the consolidated statements of operations are presented below.
	Three months ended December 31,
	2009	2008
	(in millions)

Gain (loss) recognized in other comprehensive loss	$1.1	$(10.6)
Loss reclassified from accumulated other comprehensive loss into income	(3.0)	(1.1)

In January 2010, we settled a $50.0 million notional value interest rate swap contract with a payment of $4.0 million and made principal payments of $40.0 million on term loan borrowings, including $7.8 million that had been hedged.

Natural Gas Swap Contracts. Our natural gas swap contracts result in fixed natural gas purchase prices ranging from $5.60 per MMBtu to $6.05 per MMBtu through September 2010. Our outstanding natural gas swap contracts at December 31, 2009 and September 30, 2009 are presented below.

	Hedged MMBtu
Rate benchmark	December 31, 2009	September 30, 2009

NYMEX natural gas	348,000	434,000
The effects of our natural gas swap contracts on the consolidated statements of operations are presented below.
	Three months ended December 31,
	2009	2008
	(in millions)

Gain (loss) recognized in other comprehensive loss	$-	$(0.4)
Gain (loss) reclassified from accumulated other comprehensive loss into income	0.1	(0.4)
Ineffectiveness loss recognized in income	(0.3)	(0.3)

Foreign Currency Forward Contracts. Our outstanding foreign currency forward contracts at December 31, 2009 and September 30, 2009 are presented below.
	Hedged Canadian dollars
Rate benchmark	December 31, 2009	September 30, 2009
	(in millions)

Canadian dollar	28.0	28.0

Gains and losses on our foreign currency forward contracts are included in selling, general, and administrative expenses, where they offset transaction losses and gains recorded in connection with intercompany loans. The effects of our foreign currency forward contracts on the consolidated statements of operations are presented below.

	Three months ended December 31,
	2009	2008
	(in millions)

Gain (loss) recognized in income	$(0.6)	$(3.3)

In January 2010, we settled our outstanding foreign currency forward contracts with a payment of $1.7 million.

Our derivative contracts were recorded at fair value using publicly observable data such as market interest rates, and market natural gas prices. The fair values of our derivative contracts are presented below.

	December 31, 2009		September 30, 2009
	Balance sheet location	Fair value	Balance sheet location	Fair value
	(in millions)

Liability derivatives:
Derivatives designated as hedging instruments:
Interest rate swaps	Other noncurrent liabilities	$17.0	Other noncurrent liabilities	$18.8
Natural gas swaps	Other current liabilities	0.1	Other current liabilities	-

		17.1		18.8
Derivatives not designated as hedging instruments:
Foreign currency forwards	Other current liabilities	1.3	Other noncurrent liabilities	0.7

		$18.4		$19.5

Note 7.  Retirement Plans

The components of net periodic benefit cost for defined benefit pension plans and other postretirement benefit plans are as follows.

	Three months ended December 31,
	Pension plans		Other plans
	2009	2008	2009	2008
	(in millions)
Components of net periodic benefit cost:
Service cost	$1.1	$1.0	$-	$0.1
Interest cost	5.2	5.8	0.1	0.1
Expected return on plan assets	(5.5)	(5.4)	-	-
Amortization of prior service cost (gain)	0.2	0.2	(0.7)	(0.8)
Amortization of net loss (gain)	2.4	0.8	(0.3)	(0.4)

Net periodic benefit cost (gain)	$3.4	$2.4	$(0.9)	$(1.0)

The amortization of unrecognized prior service cost and of actuarial net losses, net of tax, are recorded as components of accumulated other comprehensive loss. We recorded a decrease to accumulated other comprehensive loss of $0.9 million during the three months ended December 31, 2009 and an increase to accumulated other comprehensive loss of $0.1 million during the three months ended December 31, 2008.

During the three months ended December 31, 2009, we contributed $2.6 million to our defined benefit pension plans. We estimate we will contribute $23 million to $25 million to our pension plans during the year ending September 30, 2010. We also expect to contribute $0.7 million to our other postretirement benefit plans in the year ending September 30, 2010.

Note 8.  Stock-based Compensation Plans

We granted equity awards under our Mueller Water Products, Inc. Amended and Restated 2006 Stock Incentive Plan and Mueller Water Products, Inc. 2006 Employee Stock Purchase Plan during the three months ended December 31, 2009 as follows.

	Number of instruments	Weighted average fair value per instrument	Total fair value
	(in millions, except per instrument value)

Three months ended December 31, 2009:
Restricted stock units	0.8	$5.05	$4.1
Non-qualified stock options	1.3	1.70	2.3
Employee stock purchase plan instruments	0.1	1.51	0.1

	2.2		$6.5

We recorded stock-based compensation expense of $2.4 million in the three months ended December 31, 2009. At December 31, 2009, there was approximately $12.0 million of unrecognized compensation expense related to stock awards.

We recorded net losses in the three months ended December 31, 2009 and 2008. Because the effect of including normally dilutive securities in the earnings per share calculation would have been antidilutive, all stock-based compensation instruments were excluded from the calculation of diluted net loss per share for the three months ended December 31, 2009 and 2008.

Note 9.  Supplemental Balance Sheet Information

Selected supplemental balance sheet information is presented below.

	December 31, 2009	September 30, 2009
	(in millions)
Inventories:
Purchased materials and manufactured parts	$55.9	$56.7
Work in process	83.8	83.8
Finished goods	163.3	202.3

	$303.0	$342.8

Other current assets:
Income taxes	$19.2	$42.0
Maintenance and repair tooling	31.5	31.3
Other	7.2	7.5

	$57.9	$80.8

Property, plant and equipment, net:
Land	$24.4	$24.9
Buildings	91.3	97.9
Machinery and equipment	601.7	633.8
Construction in progress	18.2	17.2

	735.6	773.8
Accumulated depreciation	(448.8)	(477.4)

	$286.8	$296.4

Other current liabilities:
Compensation and benefits	$27.7	$40.5
Cash discounts and rebates	15.9	14.2
Taxes other than income taxes	5.5	10.1
Interest	6.6	14.7
Warranty	3.7	4.0
Severance	0.2	0.2
Restructuring	2.5	3.4
Income taxes	0.2	0.3
Environmental	0.3	0.5
Foreign currency swap contracts	1.3	-
Other	10.2	9.5

	$74.1	$97.4

Note 10.  Comprehensive Loss

Comprehensive losses in the three months ended December 31 are presented below.

	Three months ended December 31,
	2009	2008
	(in millions)

Net loss	$(10.7)	$(400.0)
Adjustments, net of tax, to:
Net unrealized gain (loss) on derivative instruments	1.1	(11.0)
Foreign currency translation	2.5	(11.1)
Minimum pension liability	0.9	(0.1)

Comprehensive loss	$(6.2)	$(422.2)

Accumulated other comprehensive loss is presented below.

	December 31, 2009	September 30, 2009
	(in millions)

Net unrealized loss on derivatives	$(10.3)	$(11.4)
Foreign currency translation	6.5	4.0
Minimum pension liability	(77.6)	(78.5)

Accumulated other comprehensive loss	$(81.4)	$(85.9)

Note 11.  Non-cash Transactions

In connection with the Picoma transaction described in Note 3, we acquired receivables with a fair value of $1.6 million, inventories with a fair value of $1.3 million and identifiable intangible assets with a fair value of $0.5 million in a non-cash transaction.

During the three months ended December 31, 2008, we resolved certain tax matters relating to Mueller Co. and Anvil involving periods prior to the Mueller Acquisition. The resolution of these matters had the effect of decreasing goodwill and accrued liabilities by $0.8 million each.

Note 12.  Segment Information

Segment assets consist primarily of receivables, inventories, property, plant and equipment and intangible assets. Summarized financial information for our segments is as follows.

	Three months ended December 31,
	2009	2008
	(in millions)
Net sales, excluding intersegment sales:
Mueller Co.	$133.3	$119.6
U.S. Pipe	79.7	115.7
Anvil	100.1	132.4

	$313.1	$367.7

Intersegment sales:
Mueller Co.	$3.9	$4.3
U.S. Pipe	0.4	0.3
Anvil	0.2	0.2

	$4.5	$4.8

Income (loss) from operations*:
Mueller Co.	$15.9	$(332.0)
U.S. Pipe	(12.2)	(65.8)
Anvil	4.5	21.3
Corporate	(7.9)	(10.6)

	$0.3	$(387.1)

Depreciation:
Mueller Co.	$5.7	$6.1
U.S. Pipe	4.2	5.9
Anvil	3.0	3.3
Corporate	0.1	0.2

	$13.0	$15.5

Amortization of identifiable intangible assets:
Mueller Co.	$6.7	$6.2
U.S. Pipe	0.2	0.2
Anvil	0.9	0.9

	$7.8	$7.3

Capital expenditures:
Mueller Co.	$3.7	$3.3
U.S. Pipe	4.0	3.4
Anvil	1.0	3.2
Corporate	-	0.1

	$8.7	$10.0

* Income (loss) from operations during the three months ended December 31, 2008 includes goodwill impairment of $340.5 million for Mueller Co. and $59.5 million for U.S. Pipe.

Note 13.  Commitments and Contingencies

We are involved in various legal proceedings that have arisen in the normal course of operations, including the proceedings summarized below. We accrue expenses relating to these matters when a loss is probable and the amount is reasonably estimable. We expense administrative and defense costs related to these matters as incurred. The effect of the outcome of these matters on our future results of operations cannot be predicted with certainty as any such effect depends on future results of operations and the amount and timing of the resolution of such matters. Other than the litigation described below, we do not believe that any of our outstanding litigation would have a material adverse effect on our businesses, operations or prospects.

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

U.S. Pipe and the other settling defendants contend that the legal effect of the AOC extinguishes Solutia’s claims and they filed a motion for summary judgment to that effect. Discovery in this matter had been stayed while the motion for summary judgment was pending. In June 2008, the court issued a summary judgment order, holding that plaintiffs’ claims for contribution are barred by the AOC but giving plaintiffs the right to seek to recover cleanup costs they voluntarily incurred. The court granted a motion for immediate appeal to the Eleventh Circuit Court of Appeals, but the Eleventh Circuit declined to take the appeal. The parties engaged in fact discovery in 2009, and U.S. Pipe has moved for reconsideration of the June 2008 summary judgment order; that order permitted plaintiffs to proceed with their claims to seek recovery of clean up costs under Section 107(a) of CERCLA. We currently have no basis to form a view with respect to the probability or amount of liability in this matter.

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

In the acquisition agreement pursuant to which a predecessor to Tyco International Ltd. (“Tyco”) sold our Mueller Co. and Anvil businesses to the prior owners of these businesses in August 1999, Tyco agreed to indemnify Mueller Co., Anvil and their affiliates, among other things, for all “Excluded Liabilities”. Excluded Liabilities include, among other things, substantially all liabilities of Mueller Co., Anvil and their affiliates prior to August 1999. The indemnity survives indefinitely and is not subject to any deductibles or caps. However, we may be responsible for these liabilities in the event that Tyco ever becomes financially unable to or otherwise fails to comply with, the terms of the indemnity. In addition, Tyco’s indemnity does not cover liabilities to the extent caused by us or the operation of our businesses after August 1999, nor does it cover liabilities arising with respect to businesses or sites acquired after August 1999. In June 2007, Tyco was separated into three separate, publicly traded companies. Should the entity or entities that assume Tyco’s obligations under the acquisition agreement ever become financially unable or fail to comply with the terms of the indemnity, we may be responsible for such obligations or liabilities.

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

Walter Energy effectively controlled all of our tax decisions for periods during which we were a member of the Walter Energy consolidated group for federal income tax purposes and certain combined, consolidated or unitary state and local income tax groups. Under the terms of the income tax allocation agreement between us and Walter Energy dated May 26, 2006, we generally compute our tax liability on a stand-alone basis, but Walter Energy has sole authority to respond to and conduct all tax proceedings (including tax audits) relating to our federal income and combined state returns, to file all such returns on our behalf and to determine the amount of our liability to (or entitlement to payment from) Walter Energy for such previous periods. This arrangement may result in conflicts between Walter Energy and us. The Spin-off was intended to qualify as a tax-free spin-off under Section 355 of the Internal Revenue Code of 1986, as amended. In addition, the tax allocation agreement provides that if the Spin-off is determined not to be tax-free pursuant to Section 355 of the Internal Revenue Code of 1986, as amended, we generally will be responsible for any taxes incurred by Walter Energy or its shareholders if such taxes result from certain of our actions or omissions and for a percentage of any such taxes that are not a result of our actions or omissions or Walter Energy’s actions or omissions or taxes based upon our market value relative to Walter Energy’s market value. Additionally, to the extent that Walter Energy was unable to pay taxes, if any, attributable to the Spin-off and for which it is responsible under the tax allocation agreement, we could be liable for those taxes as a result of being a member of the Walter Energy consolidated group for the year in which the Spin-off occurred.

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

Note 14.  Subsequent Events

We have evaluated these financial statements for subsequent events through the filing of these financial statements with the Securities and Exchange Commission on February 9, 2010.

In January 2010, we sold Anvil’s Mueller Flow Control (“MFC”) business for $46.4 million, subject to post closing adjustments. MFC is a wholesale distributor in Canada and primarily sells third party sourced products and products manufactured by Anvil, Mueller Co. and their subsidiaries directly to contractors and other end use customers. See Note 3 for more information.

In January 2010, we settled a $50 million notional value interest rate swap contract with a payment of $4.0 million and made principal payments of $8.2 million on our Term Loan A and $31.8 million on our Term Loan B. As a result, the required quarterly principal payments declined to $1.8 million for Term Loan A and $0.7 million for Term Loan B.

In January 2010, we settled our outstanding foreign currency forward contracts with a payment of $1.7 million.

On January 28, 2010, we declared a dividend of $0.0175 per share on our Series A common stock, payable on February 22, 2010 to stockholders of record at the close of business on February 10, 2010.

In February 2010, we announced our intent to close U.S. Pipe’s ductile iron pipe manufacturing plant in North Birmingham, Alabama by March 31, 2010, eliminating approximately 260 positions. Production from the North Birmingham plant will be managed using existing capacity at U.S. Pipe’s Bessemer, Alabama and Union City, California facilities. In connection with this closing, we expect to record a restructuring charge of approximately $15 million, consisting of approximately $9 million of employee-related and other charges and approximately $6 million of asset impairment charges.

Note 15.  Consolidating Guarantor and Non-Guarantor Financial Information

The following information is included as a result of the guarantee by certain of our wholly-owned U.S. subsidiaries, both direct and indirect, (the “Guarantor Companies”) of the Notes. None of our other subsidiaries guarantee the Notes. Each of the guarantees is joint and several and full and unconditional. The Guarantor Companies at December 31, 2009 are as follows.

Name	State of incorporation or organization

Anvil 1, LLC	Delaware
Anvil 2, LLC	Delaware
Anvil International, LP	Delaware
AnvilStar, LLC	Delaware
Fast Fabricators, LLC	Delaware
Henry Pratt Company, LLC	Delaware
Henry Pratt International, LLC	Delaware
Hersey Meters Co., LLC	Delaware
Hunt Industries, LLC	Delaware
Hydro Gate, LLC	Delaware
J.B. Smith Mfg. Co., LLC	Delaware
James Jones Company, LLC	Delaware
MCO 1, LLC	Alabama
MCO 2, LLC	Alabama
Milliken Valve, LLC	Delaware
Mueller Co. Ltd.	Alabama
Mueller Financial Services, LLC	Delaware
Mueller Group, LLC	Delaware
Mueller Group Co-Issuer, Inc.	Delaware
Mueller International, Inc.	Delaware
Mueller International, L.L.C.	Delaware
Mueller International Finance, Inc.	Delaware
Mueller International Finance, L.L.C.	Delaware
Mueller Service California, Inc.	Delaware
Mueller Service Co., LLC	Delaware
Mueller Technologies, LLC	Delaware
United States Pipe and Foundry Company, LLC	Alabama
U.S. Pipe Valve & Hydrant, LLC	Delaware

Mueller Water Products, Inc. and Subsidiaries

Consolidating Balance Sheet

December 31, 2009

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
	(in millions)
Assets:
Cash and cash equivalents	$92.5	$(2.1)	$33.6	$-	$124.0
Receivables, net	-	115.8	24.8	-	140.6
Inventories	-	261.6	41.4	-	303.0
Deferred income taxes	28.6	-	0.4	-	29.0
Assets held for sale	-	35.6	-	-	35.6
Other current assets	22.2	33.6	2.1	-	57.9

Total current assets	143.3	444.5	102.3	-	690.1

Property, plant and equipment	2.3	269.0	15.5	-	286.8
Goodwill	-	-	-	-	-
Identifiable intangible assets, net	-	656.2	-	-	656.2
Other noncurrent assets	27.3	3.8	1.7	-	32.8
Investment in subsidiaries	(79.5)	19.1	-	60.4	-

Total noncurrent assets	(49.9)	948.1	17.2	60.4	975.8

Total assets	$93.4	$1,392.6	$119.5	$60.4	$1,665.9

Liabilities and equity:
Current portion of debt	$11.1	$0.6	$-	$-	$11.7
Accounts payable	5.2	59.6	9.5	-	74.3
Other current liabilities	17.0	53.7	3.4	-	74.1

Total current liabilities	33.3	113.9	12.9	-	160.1

Intercompany accounts	(1,305.3)	1,218.7	86.6	-	-
Long-term debt	724.9	0.8	-	-	725.7
Deferred income taxes	179.9	-	0.5	-	180.4
Other noncurrent liabilities	30.7	138.7	0.4	-	169.8

Total liabilities	(336.5)	1,472.1	100.4	-	1,236.0

Equity	429.9	(79.5)	19.1	60.4	429.9

Total liabilities and equity	$93.4	$1,392.6	$119.5	$60.4	$1,665.9

Mueller Water Products, Inc. and Subsidiaries

Consolidating Balance Sheet

September 30, 2009

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
	(in millions)
Assets:
Cash and cash equivalents	$41.7	$(0.2)	$20.0	$-	$61.5
Receivables, net	-	183.1	33.2	-	216.3
Inventories	-	295.7	47.1	-	342.8
Deferred income taxes	30.4	-	0.4	-	30.8
Assets held for sale	-	13.9	-	-	13.9
Other current assets	44.7	33.9	2.2	-	80.8

Total current assets	116.8	526.4	102.9	-	746.1

Property, plant and equipment	2.4	278.5	15.5	-	296.4
Identifiable intangible assets, net	-	663.6	-	-	663.6
Other noncurrent assets	25.3	6.2	1.9	-	33.4
Investment in subsidiaries	(90.6)	21.7	-	68.9	-

Total noncurrent assets	(62.9)	970.0	17.4	68.9	993.4

Total assets	$53.9	$1,496.4	$120.3	$68.9	$1,739.5

Liabilities and equity:
Current portion of debt	$11.1	$0.6	$-	$-	$11.7
Accounts payable	4.7	95.2	11.8	-	111.7
Other current liabilities	29.5	62.3	5.6	-	97.4

Total current liabilities	45.3	158.1	17.4	-	220.8

Intercompany accounts	(1,367.5)	1,287.3	80.2	-	-
Long-term debt	727.7	0.8	-	-	728.5
Deferred income taxes	179.4	-	0.6	-	180.0
Other noncurrent liabilities	32.7	140.8	0.4	-	173.9

Total liabilities	(382.4)	1,587.0	98.6	-	1,303.2

Equity	436.3	(90.6)	21.7	68.9	436.3

Total liabilities and equity	$53.9	$1,496.4	$120.3	$68.9	$1,739.5

Mueller Water Products, Inc. and Subsidiaries

Consolidating Statement of Operations

Three Months Ended December 31, 2009

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
			(in millions)

Net sales	$-	$258.6	$54.5	$-	$313.1
Cost of sales	-	209.9	47.3	-	257.2

Gross profit	-	48.7	7.2	-	55.9

Operating expenses:
Selling, general and administrative	7.8	40.7	6.7	-	55.2
Impairment	-	-	-	-	-
Restructuring	-	0.4	-	-	0.4

Total operating expenses	7.8	41.1	6.7	-	55.6

Income (loss) from operations	(7.8)	7.6	0.5	-	0.3
Interest expense, net	16.8	-	-	-	16.8

Income (loss) before income taxes	(24.6)	7.6	0.5	-	(16.5)

Income tax expense (benefit)	(8.6)	2.7	0.1	-	(5.8)
Equity in income of subsidiaries	5.3	0.4	-	(5.7)	-

Net income (loss)	$(10.7)	$5.3	$0.4	$(5.7)	$(10.7)

Mueller Water Products, Inc. and Subsidiaries

Consolidating Statement of Operations

Three Months Ended December 31, 2008

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
			(in millions)
Net sales	$-	$308.1	$59.6	$-	$367.7
Cost of sales	-	241.0	51.7	-	292.7

Gross profit	-	67.1	7.9	-	75.0

Operating expenses:
Selling, general and administrative	10.2	46.8	5.3	-	62.3
Goodwill impairment	-	400.0	-	-	400.0
Restructuring	-	(0.2)	-	-	(0.2)

Total operating expenses	10.2	446.6	5.3	-	462.1

Operating income (loss)	(10.2)	(379.5)	2.6	-	(387.1)
Interest expense, net	17.3	-	-	-	17.3
Gain on repurchase of debt	(1.5)	-	-	-	(1.5)

Income (loss) before income taxes	(26.0)	(379.5)	2.6	-	(402.9)

Income tax expense (benefit)	(11.4)	7.4	1.1	-	(2.9)
Equity in income (loss) of subsidiaries	(385.4)	1.5	-	383.9	-

Net income (loss)	$(400.0)	$(385.4)	$1.5	$383.9	$(400.0)

Mueller Water Products, Inc. and Subsidiaries

Consolidating Statement of Cash Flows

Three Months Ended December 31, 2009

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
	(in millions)
Operating activities:
Net cash provided by (used in) operating activities	$56.2	$(9.1)	$13.0	$-	$60.1

Investing activities:
Capital expenditures	-	(8.6)	(0.1)	-	(8.7)
Proceeds from sales of assets	-	14.0	-	-	14.0

Net cash provided by (used in) investing activities	-	5.4	(0.1)	-	5.3

Financing activities:
Increase in outstanding checks	-	1.8	-	-	1.8
Debt paid and repurchased	(2.8)	-	-	-	(2.8)
Common stock issued	0.1	-	-	-	0.1
Dividends paid	(2.7)	-	-	-	(2.7)

Net cash provided by (used in) financing activities	(5.4)	1.8	-	-	(3.6)

Effect of currency exchange rate changes on cash	-	-	0.7	-	0.7

Net change in cash and cash equivalents	50.8	(1.9)	13.6	-	62.5
Cash and cash equivalents at beginning of period	41.7	(0.2)	20.0	-	61.5

Cash and cash equivalents at end of period	$92.5	$(2.1)	$33.6	$-	$124.0

Mueller Water Products, Inc. and Subsidiaries

Consolidating Statement of Cash Flows

Three Months Ended December 31, 2008

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
			(in millions)
Operating activities:
Net cash provided by (used in) operating activities	$(22.6)	$8.0	$(3.3)	$-	$(17.9)

Investing activities:
Capital expenditures	(0.1)	(8.1)	(1.8)	-	(10.0)
Proceeds from sales of assets	-	-	3.9	-	3.9

Net cash provided by (used in) investing activities	(0.1)	(8.1)	2.1	-	(6.1)

Financing activities:
Decrease in outstanding checks	-	(0.3)	-	-	(0.3)
Debt paid and repurchased	(4.9)	-	-	-	(4.9)
Common stock issued	0.2	-	-	-	0.2
Dividends paid	(2.0)	-	-	-	(2.0)

Net cash used in financing activities	(6.7)	(0.3)	-	-	(7.0)

Effect of currency exchange rate changes on cash	-	-	(1.1)	-	(1.1)

Net change in cash and cash equivalents	(29.4)	(0.4)	(2.3)	-	(32.1)
Cash and cash equivalents at beginning of period	179.1	(4.6)	9.4	-	183.9

Cash and cash equivalents at end of period	$149.7	$(5.0)	$7.1	$-	$151.8

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto that appear in the Company’s Annual Report on Form 10-K for the year ended September 30, 2009 and with the condensed consolidated financial statements that appear elsewhere in this report. This report contains certain statements that may be deemed “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended. All statements, other than statements of historical fact, that address activities, events or developments that the Company’s management intends, expects, projects, believes or anticipates will or may occur in the future are forward-looking statements. Such statements are based upon certain assumptions and assessments made by management in light of their experience and their perception of historical trends, current condition and, expected future developments. Actual results and the timing of events may differ significantly from those projected in such forward-looking statements due to a number of factors, including those set forth in the section entitled “RISK FACTORS” in Item 1A of the Annual Report on Form 10-K.

Mueller Water Products, Inc., a Delaware corporation, together with its consolidated subsidiaries operates in three business segments: Mueller Co., U.S. Pipe and Anvil. Mueller Co. manufactures and sells fire hydrants and various valves and related products used in residential water and gas systems. U.S. Pipe manufactures and sells a broad line of ductile iron pressure pipe, joint restraint products, fittings and other products. Anvil manufactures and sells a variety of pipe fittings, couplings, pipe hangers, pipe nipples and related products.

The “Company,” “we,” “us” or “our” refers to Mueller Water Products, Inc. and subsidiaries or their management. With regard to the Company’s segments, “we,” “us” or “our” may also refer to the segment being discussed or its management.

Except as otherwise noted, all financial and operating data has been presented on a fiscal year and fiscal quarter basis. Our fiscal year ends on September 30, and our interim fiscal quarters end on December 31, March 31 and June 30.

Business Developments and Trends

The impact of the overall weakness of the U.S. economy on our end markets continues to affect our operations adversely. Net sales have decreased significantly from fiscal 2008 levels. Our manufacturing operations include significant fixed costs. As shipment volumes decline, these fixed costs represent a relatively higher percentage of total costs to manufacture our products and our profitability is reduced. Reduced profitability consumes our available capital and adversely affects compliance with the financial covenants contained in our credit agreement and indentures. See “Liquidity and Capital Resources” for a detailed description of these financial covenants.

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

A significant portion of our net sales is directly related to residential construction, municipal water infrastructure and non-residential construction activity in the United States. Various external sources forecast annualized housing starts to increase 12% to 40% in calendar 2010 compared to calendar 2009. We expect our related sales to lag any recovery in the residential construction market. In addition, we believe municipal water infrastructure spending could be influenced by an increase in demand in the second half of fiscal 2010 primarily driven by stimulus spending. We also expect non-residential construction to decrease in fiscal 2010 as a result of a slowdown in general economic activity. Independent forecasts of calendar 2010 non-residential construction activity indicate a decline of 16% compared to calendar 2009.

As a result, most of our manufacturing facilities are operating significantly below their optimal capacities. Since the end of fiscal 2008, we have reduced headcount, consolidated facilities, reduced operating days and reduced overall spending activities in response to lower demand for our products. During the third and fourth quarters of fiscal 2009, however, we increased production at Mueller Co. and U.S. Pipe compared to the second quarter of fiscal 2009 due to a seasonal up-tick in demand. We continually monitor our production activities in response to evolving business conditions and expect to take additional steps to improve financial results. Restructuring actions at U.S. Pipe’s North Birmingham facility resulted in lower fixed costs, reduced capacity and a $38.5 million non-cash restructuring charge, primarily for impairment of property, plant and equipment, in the three months ended March 31, 2009.

In February 2010, we announced our intent to close U.S. Pipe’s ductile iron pipe manufacturing plant in North Birmingham, Alabama by March 31, 2010, eliminating approximately 260 positions. Production from the North Birmingham plant will be managed using existing capacity at U.S. Pipe’s Bessemer, Alabama and Union City, California facilities. In connection with this action, we expect to record a restructuring charge of approximately $15 million, consisting of approximately $9 million of employee-related and other charges and approximately $6 million of asset impairment charges.

In addition to reduced demand in water infrastructure markets, we believe our distributors have reduced their inventory levels in response to current economic conditions. We expect our distributors to maintain lower inventory levels for the near future.

An analysis of the funded status of our U.S. pension plan will be performed as of January 1, 2010 for purposes of determining funding thresholds under provisions of the Pension Protection Act. A significant portion of the assets invested in our defined benefit pension plans is invested in equity securities. Equity markets generally have been very volatile during the period between September 30, 2008 and December 31, 2009. We may lower our estimated rate of return on these assets, which would cause pension expense to increase and require higher levels of Company contributions to these plans. The total market value of our U.S. pension plan assets was $273.5 million and $270.0 million at December 31, 2009 and September 30, 2009, respectively. During the three months ended December 31, 2009, the investment performance of these assets was a gain of $7.3 million. We currently estimate contributing $23 million to $25 million to our pension plans during fiscal 2010.

We amended our primary credit agreement in June 2009 (the “2007 Credit Agreement”). The amendment resulted in, among other things, increased covenant flexibility and increased interest rate spreads. At December 31, 2009, the applicable margin on outstanding borrowings under the 2007 Credit Agreement was 500 basis points, which was 325 basis points higher than the applicable margin immediately prior to the date of the amendment.

In January 2010, we sold Anvil’s Mueller Flow Control (“MFC”) business for $46.4 million, subject to post closing adjustments. MFC is a wholesale distributor in Canada and primarily sells third party sourced products and products manufactured by Anvil, Mueller Co. and their subsidiaries directly to contractors and other end use customers. MFC’s fiscal 2009 net sales were approximately $107 million, and its operating income was not material to the Company’s operating income. MFC had approximately $35.6 million of net assets at December 31, 2009 consisting principally of $15.8 million of receivables, $22.6 million of inventories, $0.3 million of prepaid expenses and other current assets, $4.9 million of property plant and equipment and $8.0 million of accounts payable and accrued liabilities. In connection with this transaction, Anvil also entered into a 3 1/2 year supply agreement with the buyer requiring the buyer to purchase at least a specified amount of products from Anvil.

Results of Operations

Three Months Ended December 31, 2009 Compared to the Three Months Ended December 31, 2008

	Three months ended December 31, 2009
	Mueller Co.	U.S. Pipe	Anvil	Corporate	Total
	(in millions)

Net sales	$133.3	$79.7	$100.1	$-	$313.1

Gross profit (loss)	$36.9	$(4.0)	$23.0	$-	$55.9

Operating expenses:
Selling, general and administrative	20.9	7.9	18.5	7.9	55.2
Impairment	-	-	-	-	-
Restructuring	0.1	0.3	-	-	0.4

Total operating expenses	21.0	8.2	18.5	7.9	55.6

Income (loss) from operations	$15.9	$(12.2)	$4.5	$(7.9)	0.3

Interest expense, net					16.8

Loss before income taxes					(16.5)
Income tax benefit					(5.8)

Net loss					$(10.7)

	Three months ended December 31, 2008
	Mueller Co.	U.S. Pipe	Anvil	Corporate	Total
	(in millions)

Net sales	$119.6	$115.7	$132.4	$-	$367.7

Gross profit	$31.2	$2.5	$41.3	$-	$75.0

Operating expenses:
Selling, general and administrative	22.7	9.0	20.0	10.6	62.3
Goodwill impairment	340.5	59.5	-	-	400.0
Restructuring	-	(0.2)	-	-	(0.2)

Total operating expenses	363.2	68.3	20.0	10.6	462.1

Income (loss) from operations	$(332.0)	$(65.8)	$21.3	$(10.6)	(387.1)

Interest expense, net					17.3
Gain on repurchase of debt					(1.5)

Loss before income taxes					(402.9)
Income tax benefit					(2.9)

Net loss					$(400.0)

Consolidated Analysis

Net sales in the three months ended December 31, 2009 were $313.1 million compared to $367.7 million in the prior year period. Net sales decreased $38.7 million due to lower shipment volumes and $22.3 million due to lower sales pricing. U.S. Pipe and Anvil experienced shipment volume declines, partially offset by higher shipment volumes at Mueller Co. Lower sales pricing occurred primarily at U.S. Pipe. Favorable changes in Canadian currency exchange rates increased net sales by $6.4 million.

Gross profit in the three months ended December 31, 2009 was $55.9 million compared to $75.0 million in the prior year period. Gross profit decreased $22.3 million due to lower sales prices, $22.5 million due to higher per-unit overhead costs on products sold due to lower production and $10.9 million due to lower shipment volumes. These decreases were partially offset by $25.5 million of lower raw material costs and $12.4 million of manufacturing cost savings, including personnel-related cost savings. Gross margin decreased to 17.9% in the three months ended December 31, 2009 compared to 20.4% in the prior year period. Gross margin decreased primarily due to higher per-unit overhead costs on products sold, especially at Anvil and U.S. Pipe. This decrease was partially offset by lower shipments of lower margin U.S. Pipe products.

Selling, general and administrative expenses in the three months ended December 31, 2009 and 2008 were $55.2 million and $62.3 million, respectively. Selling, general and administrative expenses declined primarily due to lower shipment volumes, cost saving actions and lower professional fees. The three months ended December 31, 2008 included $1.2 million of fees related to the conversion of Series B common stock into Series A common stock.

In the three months ended December 31, 2009, we recorded restructuring charges of $0.4 million related primarily to headcount reductions.

Interest expense, net was $16.8 million in the three months ended December 31, 2009 compared to $17.3 million in the three months ended December 31, 2008. The components of interest expense, net in the three months ended December 31, 2009 and 2008 are detailed below.

	Three months ended December 31,
	2009	2008
	(in millions)

2007 Credit Agreement, including swap contracts	$7.6	$9.5
7 3/8% Senior Subordinated Notes	7.7	7.8
Deferred financing fee amortization	0.8	0.5
Other interest expense	0.7	0.3
Interest income	-	(0.8)

	$16.8	$17.3

Interest expense declined primarily due to lower principal balances partially offset by higher interest rates. Interest income declined due to lower interest rates and lower invested cash balances in the three months ended December 31, 2009.

The effective income tax rate applied to our operating loss for the three months ended December 31, 2009 was 35.2%, which includes state income tax benefits of 4.9% offset by the unfavorable effect of nondeductible expenses and miscellaneous other items totaling 4.7%. Our effective income tax rate on the operating loss before the goodwill impairment was 100.0% for the three months ended December 31, 2008 due primarily to the release of a $1.2 million valuation allowance related to nondeductible compensation and a $0.4 million favorable resolution of state tax matters.

Segment Analysis

Mueller Co.

Net sales in the three months ended December 31, 2009 were $133.3 million compared to $119.6 million in the prior year period. Net sales increased $13.6 million primarily due to of higher shipment volumes of iron gate valves, hydrants and brass service products.

Gross profit in the three months ended December 31, 2009 was $36.9 million compared to $31.2 million in the prior year period. Gross profit increased $4.9 million due to higher shipment volumes, $4.9 million due to lower raw material costs and $4.4 million due to manufacturing cost savings. These increases were partially offset by $7.0 million due to higher per-unit overhead costs on products sold due to lower production. Gross margin was 27.7% in the three months ended December 31, 2009 compared to 26.1% in the prior year period. Gross margin increased primarily due to lower raw material costs.

Excluding impairment and restructuring charges, income from operations in the three months ended December 31, 2009 was $16.0 million compared to $8.5 million in the prior year period. This increase was primarily due to increased gross profit. Selling, general and administrative expenses were $1.8 million lower in the three months ended December 31, 2009 compared to the prior year period primarily due to lower personnel expenses.

U.S. Pipe

Net sales in the three months ended December 31, 2009 were $79.7 million compared to $115.7 million in the prior year period. Net sales decreased $20.3 million due to lower prices and $15.7 million due to lower shipment volumes.

Gross loss in the three months ended December 31, 2009 was $4.0 million compared to gross profit of $2.5 million in the prior year period. Gross profit decreased $20.3 million due to lower sales prices, $8.2 million due to higher per-unit overhead costs on products sold due to lower production and $4.2 million due to lower shipment volumes. These factors were partially offset by $22.7 million of lower raw material costs and $6.6 million of manufacturing cost savings. Gross loss margin was 5.0% in the three months ended December 31, 2009 compared to a gross profit margin of 2.2% in the prior year period. Gross margin decreased primarily due to higher per-unit overhead costs on products sold in the current period and lower shipments of higher margin products.

In the three months ended December 31, 2009, we continued to reduce headcount in response to reduced demand for our products. We recorded restructuring charges of $0.3 million, primarily for severance.

Excluding impairment and restructuring charges, the loss from operations was $11.9 million in the three months ended December 31, 2009 compared to a loss from operations of $6.5 million in the prior year period. This decrease was due to $6.5 million of lower gross profit partially offset by $1.1 million of lower selling, general and administrative expenses.

Anvil

Net sales in the three months ended December 31, 2009 were $100.1 million compared to $132.4 million in the prior year period. Net sales decreased due to $36.6 million of lower shipment volumes partially offset by $4.2 million due to favorable changes in Canadian currency exchange rates.

Gross profit in the three months ended December 31, 2009 was $23.0 million compared to $41.3 million in the prior year period. Gross profit decreased $11.6 million due to lower shipment volumes and $7.3 million due to higher per-unit overhead costs on products sold due to lower production. These decreases were partially offset by $1.4 million of manufacturing cost savings. Gross margin was 23.0% in the three months ended December 31, 2009 compared to 31.2% in the prior year period. Gross margin decreased primarily due to higher per-unit overhead costs on products sold.

Income from operations in the three months ended December 31, 2009 was $4.5 million compared to $21.3 million in the prior year period. This decrease was due to $18.3 million of lower gross profit, partially offset by $1.5 million of lower selling, general and administrative expenses. Selling, general and administrative expenses in the three months ended December 31, 2009 included a gain of $1.6 million from the sale of Picoma assets. The three months ended December 31, 2008, included a gain of $3.5 million from the sale of a building.

Corporate

Selling, general and administrative expenses were $7.9 million in the three months ended December 31, 2009 compared to $10.6 million in the prior year period. Lower corporate expenses reflect cost savings actions, and the three months ended December 31, 2008 included $1.2 million of fees related to the conversion of Series B common stock into Series A common stock.

Liquidity and Capital Resources

We had cash and cash equivalents of $124.0 million at December 31, 2009. Our available borrowing capacity under the revolving credit facility component of our 2007 Credit Agreement was $160.2 million at December 31, 2009. In January 2010, we received $46.4 million from the sale of MFC and we paid $40.0 million of term debt.

We expect cash provided by operating activities to be positive in the fiscal year ending September 30, 2010. Cash flows from operating activities are categorized below.

	Three months ended December 31,
	2009	2008
	(in millions)

Collections from customers	$376.4	$456.4
Disbursements, other than interest and income taxes	(318.6)	(441.5)
Interest payments, net	(24.4)	(24.7)
Income tax refunds (payments), net	26.7	(8.1)

Cash provided by operating activities	$60.1	$(17.9)

Collections of receivables were lower in the three months ended December 31, 2009 compared to the prior year period primarily due to lower year over year shipment volumes.

Disbursements, other than interest and income taxes, in the three months ended December 31, 2009 were lower compared to the prior year period due to timing differences, lower per-unit material costs and lower volumes of material, labor and overhead purchased.

Capital expenditures were $8.7 million in the three months ended December 31, 2009 compared to $10.0 million in the prior year period and $39.7 million in fiscal 2009. Total capital expenditures in fiscal 2010 are expected to be between $45 million and $50 million.

An analysis of the funded status of our U.S. pension plan will be performed as of January 1, 2010 for purposes of determining funding thresholds under provisions of the Pension Protection Act. A significant portion of the assets invested in our defined benefit pension plans is invested in equity securities. Equity markets generally have been very volatile during the period between September 30, 2008 and December 31, 2009. We may lower our estimated rate of return on these assets, which would cause pension expense to increase and require higher levels of Company contributions to these plans. We currently estimate contributing $23 million to $25 million to our pension plans during fiscal 2010.

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

2007 Credit Agreement

The 2007 Credit Agreement includes Term Loan A, Term Loan B and a revolving credit facility. Borrowings under the 2007 Credit Agreement bear interest at a floating rate equal to LIBOR plus a margin ranging from 500 to 600 basis points depending on our consolidated senior secured first lien leverage ratio, as defined in the 2007 Credit Agreement. Term Loan A had a balance of $64.5 million at December 31, 2009 and is payable $1.8 million per quarter with the balance due May 2012. Term Loan B had a balance of $251.2 million at December 31, 2009 and is payable $0.7 million per quarter with the balance due May 2014. The revolving credit facility provides for borrowings of up to $200 million, including letters of credit, and terminates in May 2012. At December 31, 2009, letters of credit outstanding under the revolving credit facility were $39.8 million. The margin on borrowings under the 2007 Credit Agreement was 500 basis points at December 31, 2009.

We pay a commitment fee on the unused portion of the revolving credit facility. This fee is payable quarterly in arrears and upon the maturity or termination of the revolving credit facility. The fee is subject to adjustment based on the consolidated senior secured first lien leverage ratio. The fee was 50 basis points at December 31, 2009.

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

—

a first priority perfected lien on substantially all of our existing and after-acquired personal property, a pledge of all of the stock or membership interest of all of our existing or future U.S. subsidiaries (including of each guarantor) and a pledge of all intercompany indebtedness in favor of us or any guarantor;

—	first-priority perfected liens on all of our material existing and after-acquired real property, subject to customary permitted liens described in the 2007 Credit Agreement; and

—	restrictions on the sale of our assets.

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

Senior Subordinated Notes

We also owed $420.0 million of principal of 7 3/8% Senior Subordinated Notes (“Notes”) at December 31, 2009. Interest on the Notes is payable semi-annually and the principal is due June 2017. We may redeem any portion of the Notes after May 2012 at specified redemption prices, or prior to June 2010 we may redeem up to 35% of the Notes at a redemption price of 107.375% of the principal amount, plus accrued and unpaid interest, with the net cash proceeds of certain equity offerings. Upon the occurrence of a change in control, we must offer to repurchase the Notes at 101% of their principal amount, plus accrued and unpaid interest. The Notes are secured by the guarantees of essentially all of our U.S. subsidiaries, but are subordinate to the borrowings under the 2007 Credit Agreement.

Financial Ratio Covenants

The consolidated leverage ratio compares consolidated funded indebtedness at any date of determination to consolidated EBITDA, all as defined in the 2007 Credit Agreement. Consolidated funded indebtedness is defined generally as the sum of the outstanding principal amount of all obligations for borrowed money and capital leases. For financial covenant ratio purposes, consolidated EBITDA is defined generally as the sum, for the trailing four fiscal quarter period most recently reported, of (a) consolidated net income plus (b) net interest expense for the period plus (c) income tax expense for the period plus (d) depreciation and amortization expenses for the period plus (e) cash restructuring expense up to a specified maximum amount plus (f) other non-cash expenses less other non-cash gains.

The consolidated interest charge coverage ratio compares consolidated EBITDA to the trailing four fiscal quarter period consolidated cash interest charges, as defined in the 2007 Credit Agreement, at the close of each fiscal quarter. Consolidated cash interest charges are defined generally as net interest expense during the period, excluding any prepayment or similar premiums paid in connection with any prepayment, repurchase or redemption of outstanding debt and the amortization of deferred financing fees.

The consolidated senior secured first lien leverage ratio compares consolidated senior secured first lien indebtedness at any date of determination to consolidated EBITDA. Consolidated senior secured first lien indebtedness is defined generally as all consolidated funded indebtedness secured by a first priority lien on any asset or property.

The threshold ratios permitted under the 2007 Credit Agreement at December 31, 2009 and for the subsequent four quarters and our actual ratios at December 31, 2009 are presented below.

	Consolidated Leverage Ratio	Consolidated Interest Charge Coverage Ratio	Consolidated Senior Secured First Lien Leverage Ratio

	Actual	Actual	Actual

December 31, 2009	7.00:1.00	1.53:1.00	3.00:1.00

	Maximum	Minimum	Maximum

Threshold ratios for fiscal quarters ending:

December 31, 2009	9.50:1.00	1.25:1.00	5.25:1.00

March 31, 2010	9.25:1.00	1.25:1.00	5.25:1.00
June 30, 2010	7.75:1.00	1.45:1.00	4.50:1.00
September 30, 2010	7.25:1.00	1.55:1.00	4.00:1.00
December 31, 2010	7.00:1.00	1.60:1.00	4.00:1.00

We were in compliance with these financial covenants at December 31, 2009.

Our credit ratings issued by Moody’s and Standard & Poor’s were as follows.

	December 31, 2009		September 30, 2009
	Moody’s	Standard & Poor’s	Moody’s	Standard & Poor’s

Corporate credit rating	B2	B	B2	B
2007 Credit Agreement	B1	BB-	B1	BB-
Notes	Caa1	B-	Caa1	B-
Outlook	Stable	Stable	Stable	Stable

On February 8, 2010, Moody’s raised their rating for the 2007 Credit Agreement to Ba3 and their rating for the Notes to B3.

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

We use letters of credit and surety bonds in the ordinary course of business to ensure our performance of contractual obligations. At December 31, 2009, we had $39.8 million of letters of credit and $27.8 million of surety bonds outstanding.

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

ITEM 3.   QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Swap Contracts

We used interest rate swap contracts with a cumulative total notional amount of $275 million in force at December 31, 2009 to hedge against cash flow variability arising from changes in LIBOR in conjunction with our LIBOR-indexed variable rate borrowings that expire at various dates through September 2012. We also had $100 million total notional amount forward-starting swap contracts that will hedge against cash flow variability beginning with the forward starting date. These swap contracts fix the interest rates on a portion of our borrowings to rates ranging from 3.4% to 5.0%. All of these swap contracts were accounted for as effective hedges. We recorded after tax-gain of $1.1 million for the three months ended December 31, 2009 and an after tax-loss of $10.5 million for the three months ended December 31, 2008, which were reported as components of accumulated other comprehensive loss. Interest expense associated with these swap contracts was $3.0 million and $1.1 million for the three months ended December 31, 2009 and 2008, respectively. These interest rate swap contracts had a liability fair value of $17.0 million at December 31, 2009, which was included in other noncurrent liabilities.

In January 2010, we settled a $50 million notional value interest rate swap contract with a payment of $4.0 million and made principal payments of $40.0 million on term loan borrowings, including $7.8 million that had been hedged.

Natural Gas Swap Contracts

We used natural gas swap contracts with a cumulative total notional amount of approximately 348,000 MMBtu at December 31, 2009 to hedge against cash flow variability arising from changes in natural gas prices in conjunction with our anticipated purchases of natural gas through September 2010. These swap contracts fix the rates on portions of our natural gas purchases to rates ranging from $5.60 per MMBtu to $6.05 per MMBtu for various periods through September 2010. These swap contracts were accounted for as effective hedges, although we did record a loss of $0.3 million related to hedge ineffectiveness as a component of cost of sales for the three months ended December 31, 2009. Additional cost of sales associated with settlements under these swap contracts was $(0.1) million and $0.4 million for the three months ended December 31, 2009 and 2008, respectively. These natural gas swap contracts had a liability fair value of $0.1 million at December 31, 2009, which was included in other current liabilities.

Foreign Currency Forward Contracts

We used foreign currency forward contracts to reduce exposure to currency fluctuations from Canadian dollar-denominated intercompany loans. Gains and losses on these instruments were included in selling, general and administrative expenses. Net losses associated with these contracts were $0.6 million and $3.3 million for the three months ended December 31, 2009 and December 31, 2008, respectively. These instruments had a liability fair value of $1.3 million at December 31, 2009, which was included in other current liabilities, and were settled in January 2010 with a payment of $1.7 million.

ITEM 4.   CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

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

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this quarterly report. Based on this evaluation, those officers have concluded that our disclosure controls and procedures were effective at December 31, 2009.

There have been no significant changes in our internal procedures that significantly affected, or are reasonably likely to affect, our disclosure controls during the three months ended December 31, 2009.

PART II  OTHER INFORMATION

Item 1.   Legal Proceedings

Refer to the information provided in Note 13 to the notes to the condensed consolidated financial statements presented in Item 1 of Part I of this report.

Item 1A.   Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2009, all of which could materially affect our business, financial condition or future results. These described risks are not the only risks facing us. Additional risks and uncertainties not currently known to us that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended December 31, 2009, we repurchased shares of our Series A common stock as follows.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs

October 1-31, 2009	-	$-	-	-
November 1-30, 2009	27,258	5.13	-	-
December 1-31, 2009	23,316	5.18	-	-

Total	50,574	$5.15	-	-

(1)	The total number of shares purchased consists of shares surrendered to us to pay the tax withholding obligations of employees in connection with the vesting of restricted stock units issued to them.

Item 6.  Exhibits

   (a)  Exhibits

Exhibit No.	Document

10.20	Mueller Water Products, Inc. 2010 Management Incentive Plan.
10.21	Mueller Water Products, Inc. 2006 Second Amended and Restated 2006 Stock Incentive Plan Notice of Stock Option Grant.
10.22	Mueller Water Products, Inc. Amended and Restated 2006 Stock Incentive Plan Restricted Stock Unit Award Agreement Effective November 30, 2009.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MUELLER WATER PRODUCTS, INC.

Date: February 9, 2010	By:	/s/ EVAN L. HART
Evan L. Hart
Chief Financial Officer