Form 10-Q
period 2010-03-31
Mueller Water Products, Inc.
filed 2010-05-10
CIK 1350593

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

There were 154,465,423 shares of Series A common stock of the registrant outstanding at April 30, 2010.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2010	September 30, 2009
	(in millions)

Assets:
Cash and cash equivalents	$104.6	$61.5
Receivables, net	182.9	216.3
Inventories	291.5	342.8
Deferred income taxes	28.4	30.8
Assets held for sale	—	13.9
Other current assets	60.1	80.8

Total current assets	667.5	746.1

Property, plant and equipment, net	274.0	296.4
Identifiable intangible assets, net	647.8	663.6
Other noncurrent assets	31.5	33.4

Total noncurrent assets	953.3	993.4

Total assets	$1,620.8	$1,739.5

Liabilities and stockholders’ equity:
Current portion of long-term debt	$10.3	$11.7
Accounts payable	98.2	111.7
Other current liabilities	85.2	97.4

Total current liabilities	193.7	220.8

Long-term debt	684.6	728.5
Deferred income taxes	166.5	180.0
Other noncurrent liabilities	167.8	173.9

Total liabilities	1,212.6	1,303.2

Commitments and contingencies (Note 14)

Series A common stock: 600,000,000 shares authorized; 154,457,656 shares and 153,790,887 shares outstanding at March 31, 2010 and September 30, 2009, respectively	1.5	1.5
Additional paid-in capital	1,598.8	1,599.0
Accumulated deficit	(1,112.7)	(1,078.3)
Accumulated other comprehensive loss	(79.4)	(85.9)

Total stockholders’ equity	408.2	436.3

Total liabilities and stockholders’ equity	$1,620.8	$1,739.5

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended March 31,		Six months ended March 31,
	2010	2009	2010	2009
	(in millions, except per share amounts)

Net sales	$301.8	$322.2	$614.9	$689.9
Cost of sales	263.6	267.3	520.8	560.0

Gross profit	38.2	54.9	94.1	129.9

Operating expenses:
Selling, general and administrative	50.6	60.0	105.8	122.3
Impairment	—	570.9	—	970.9
Restructuring	10.5	42.2	10.9	42.0

Total operating expenses	61.1	673.1	116.7	1,135.2

Loss from operations	(22.9)	(618.2)	(22.6)	(1,005.3)

Interest expense, net	14.8	16.6	31.6	33.9
Loss (gain) on early extinguishment of debt	0.5	—	0.5	(1.5)

Loss before income taxes	(38.2)	(634.8)	(54.7)	(1,037.7)
Income tax benefit	(14.5)	(68.0)	(20.3)	(70.9)

Net loss	$(23.7)	$(566.8)	$(34.4)	$(966.8)

Basic and diluted net loss per share	$(0.15)	$(4.90)	$(0.22)	$(8.37)

Basic and diluted weighted average shares outstanding	154.4	115.6	154.2	115.5

Dividends declared per share	$0.0175	$0.0175	$0.035	$0.035

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED MARCH 31, 2010

(UNAUDITED)

	Common stock	Additional paid-in capital	Accumu- lated deficit	Accumulated other comprehensive loss	Total
	(in millions)

Balance at September 30, 2009	$1.5	$1,599.0	$(1,078.3)	$(85.9)	$436.3

Net loss	—	—	(34.4)	—	(34.4)
Dividends declared	—	(5.5)	—	—	(5.5)
Stock-based compensation	—	4.7	—	—	4.7
Stock issued under stock compensation plans	—	0.6	—	—	0.6
Foreign currency translation	—	—	—	4.6	4.6
Minimum pension liability	—	—	—	1.9	1.9

Balance at March 31, 2010	$1.5	$1,598.8	$(1,112.7)	$(79.4)	$408.2

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended March 31,
	2010	2009
	(in millions)

Operating activities:
Net loss	$(34.4)	$(966.8)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	26.6	31.5
Amortization	15.6	15.2
Impairment and restructuring	6.2	1,009.4
Gain (loss) on early extinguishment of debt	0.5	(1.5)
Stock-based compensation	4.7	7.1
Deferred income taxes	(14.4)	(60.2)
Gain on disposal of assets	(5.0)	(3.4)
Other, net	3.7	9.6
Changes in assets and liabilities:
Receivables	20.8	95.2
Inventories	30.8	(10.2)
Other assets	22.0	(17.5)
Accounts payable and other liabilities	(32.8)	(110.6)

Net cash provided by (used in) operating activities	44.3	(2.2)

Investing activities:
Capital expenditures	(14.6)	(17.6)
Acquisition of technology	—	(8.7)
Proceeds from sales of assets	60.2	4.2

Net cash provided by (used in) investing activities	45.6	(22.1)

Financing activities:
Increase in outstanding checks	1.5	4.7
Debt paid and repurchased	(45.3)	(6.2)
Common stock issued	0.6	0.5
Dividends paid	(5.5)	(4.0)

Net cash used in financing activities	(48.7)	(5.0)

Effect of currency exchange rate changes on cash	1.9	(1.5)

Net change in cash and cash equivalents	43.1	(30.8)

Cash and cash equivalents at beginning of period	61.5	183.9

Cash and cash equivalents at end of period	$104.6	$153.1

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

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

On October 3, 2005, Walter Energy, Inc. (“Walter Energy”, formerly Walter Industries, Inc.) acquired all outstanding shares of a predecessor company comprising the then Mueller Co. and Anvil businesses (the “Mueller Acquisition”) and contributed them to its U.S. Pipe business to form the Company. We completed an initial public offering of our Series A common stock (NYSE: MWA) on June 1, 2006 and Walter Energy distributed all of our then-outstanding Series B common stock to its shareholders on December 14, 2006 (the “Spin-off”). On January 28, 2009, each share of Series B common stock was converted into one share of Series A common stock. On September 23, 2009, we completed a public offering of 37,122,000 shares of our Series A common stock.

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

The changes in the carrying amount of goodwill in the year ended September 30, 2009 are presented below.

	Mueller Co.	U.S. Pipe	Anvil	Total
	(in millions)

Gross goodwill at October 1, 2008	$719.2	$59.5	$92.8	$871.5

Impairment recognized at December 31, 2008	(340.5)	(59.5)	—	(400.0)
Adjustment related to preacquisition tax contingencies at December 31, 2008	(0.7)	—	(0.1)	(0.8)

Impairment recognized at March 31, 2009	(376.8)	—	(92.7)	(469.5)
Adjustment related to preacquisition tax contingencies at March 31, 2009	(1.2)	—	—	(1.2)

Balances at September 30, 2009:
Gross goodwill	717.3	59.5	92.7	869.5
Accumulated impairment	(717.3)	(59.5)	(92.7)	(869.5)

	$—	$—	$—	$—

Other identifiable intangible assets. In conjunction with the testing of goodwill for impairment, we also compared the estimated fair values of our identifiable other intangible assets to their respective carrying values and determined that the carrying amount of trade names at Mueller Co. had been impaired. At March 31, 2009, we recorded an impairment charge against these assets of $101.4 million. In performing this analysis, we relied upon both Level 2 data, most notably market interest rates and operating margins of peer companies, and Level 3 data, including our projections of Mueller Co. net sales and operating margins. Mueller Co. trade names had a remaining carrying value of $263.0 million at March 31, 2010.

We expense legal and other costs associated with the renewal or extension of our recognized intangible assets as incurred. Such expenses were not material in the three months or six months ended March 31, 2010 or 2009.

Note 3. Divestitures, Assets Held for Sale, and Acquisition

Anvil sold certain of the assets of Picoma, its former electrical fittings business, in November 2009 in exchange for cash and certain assets of Seminole Tubular Company that complement our existing mechanical pipe nipple business. These Picoma assets were classified as held for sale at September 30, 2009. We recorded a pre-tax gain of $1.6 million to selling, general and administrative expenses in connection with this transaction. The estimated values of assets classified as held for sale at September 30, 2009, the book values of the assets sold and the fair values of assets acquired during the six months ended March 31, 2010 are presented below.

	Sold/Acquired during the Six months ended March 31, 2010	September 30, 2009
	(in millions)

Assets sold:
Receivables	$5.0	$5.2
Inventories	4.4	4.7
Other current assets	0.3	—
Property, plant, and equipment, net	2.5	2.7
Identifiable intangible assets	1.3	1.3

	$13.5	$13.9

Severance liability incurred	$0.6

Assets acquired:
Cash	$12.3
Receivables	1.6
Inventories	1.3
Identifiable intangible assets	0.5

	$15.7

In January 2010, Anvil sold its Canadian wholesale distribution business for $46.6 million, subject to post-closing adjustments. This business had fiscal 2009 net sales of approximately $107 million and its income from operations was not material to the Company’s income from operations. We recorded a pre-tax gain of $3.1 million to selling, general and administrative expenses in connection with this transaction and accrued $6.6 million for post-closing adjustments. We also entered into a 3 1/2 year supply agreement with the buyer requiring the buyer to purchase at least a specified amount of products from Anvil at market rates. The book values of assets sold during the three months ended March 31, 2010 are presented below.

Three months ended March 31, 2010
(in millions)

Receivables	$15.8
Inventories	23.3
Prepaid expenses and other current assets	0.3
Property, plant, and equipment, net	4.9
Identifiable intangible assets	0.6
Accounts payable and accrued liabilities	(8.0)

$36.9

Note 4. Restructuring Activities

Activity in accrued restructuring during the six months ended March 31, 2010 is presented below (in millions).

Balance at September 30, 2009	$3.4
Provision charged against operations	10.9
Reductions credited against operations	(0.2)
Reductions credited against assets	(6.2)
Payments	(5.0)

Balance at March 31, 2010	$2.9

In February 2010, we announced our intent to close U.S. Pipe’s ductile iron pipe manufacturing plant in North Birmingham, Alabama by March 31, 2010, eliminating approximately 260 positions. Manufacturing at North Birmingham ceased during April 2010. In connection with this closure, we recorded a restructuring charge of $10.6 million during the three months ended March 31, 2010, consisting of $6.2 million of asset impairment charges and $4.4 million of employee-related and other charges. We expect to record net expenses of approximately $4 million to $5 million over the remainder of the year ending September 30, 2010.

Note 5. Income Taxes

At March 31, 2010 and September 30, 2009, the gross liabilities for unrecognized income tax benefits were $12.1 million and $16.2 million, respectively. The decrease in gross unrecognized tax benefits was primarily related to the effective settlement of certain state tax matters, including payments of $2.0 million.

We recognize interest related to uncertain income tax positions as interest expense and would recognize any penalties that may be incurred as selling, general and administrative expenses. At March 31, 2010 and September 30, 2009, we had $2.6 million and $2.7 million, respectively, of accrued interest related to uncertain tax positions. In the three months and six months ended March 31, 2010, we charged to expense $0.1 million and reversed to income $0.1 million, respectively, of tax-related accrued interest, primarily due to state tax settlements. We charged to expense $0.2 million and reversed to income $0.1 million of such tax-related interest in the three months and six months ended March 31, 2009, respectively.

Tax years dating back to 2003 generally remain open to examination by various U.S. and foreign taxing authorities.

The effective income tax rate applied to our pre-tax loss in the six months ended March 31, 2010 was 37.1%, which included state income tax benefits of 4.4% offset by the unfavorable effect of nondeductible expenses and miscellaneous other items totaling (2.3)%. Our effective income tax rate on the pre-tax loss before the impact from the goodwill impairment was 39% in the six months ended March 31, 2009.

Note 6. Borrowing Arrangements

The components of our long-term debt are presented below.

	March 31, 2010	September 30, 2009
	(in millions)
2007 Credit Agreement:
Term Loan A	$54.6	$66.5
Term Loan B	218.7	252.0
7 3/8 % Senior Subordinated Notes	420.0	420.0
Other	1.6	1.7

	694.9	740.2
Less current portion	(10.3)	(11.7)

	$684.6	$728.5

2007 Credit Agreement. At March 31, 2010, our amended credit agreement (the “2007 Credit Agreement”) consisted of a $200 million senior secured revolving credit facility (the “Revolver”), a $54.6 million term loan (“Term Loan A”) and a $218.7 million term loan (“Term Loan B”). The 2007 Credit Agreement contains customary covenants and events of default, including covenants that limit our ability to incur debt, pay dividends and make investments. Substantially all of our real and personal property has been pledged as collateral under the 2007 Credit Agreement.

Borrowings under the 2007 Credit Agreement bear interest at a floating rate equal to LIBOR plus a margin ranging from 500 to 600 basis points depending on our consolidated senior secured first lien leverage ratio, as defined in the 2007 Credit Agreement. At March 31, 2010, the applicable margin was 500 basis points.

The Revolver terminates in May 2012, and there were no outstanding borrowings under the Revolver at March 31, 2010. For any unused borrowing capacity under the Revolver, we pay a commitment fee, which ranges from 50 to 75 basis points depending on our consolidated senior secured first lien leverage ratio. At March 31, 2010, the applicable fee was 50 basis points. The borrowing capacity under the Revolver is subject to the financial covenants and is reduced by outstanding letters of credit, which totaled $37.9 million at March 31, 2010.

Term Loan A matures in May 2012. The 2007 Credit Agreement requires quarterly payments of $1.8 million and payment of the remaining balance at maturity. At March 31, 2010, the weighted-average effective interest rate was 8.4%, including the margin and the effects of interest rate swap contracts. Based on information provided by an external source, we estimate the fair value of the outstanding borrowings for Term Loan A was $56.7 million at March 31, 2010.

Term Loan B matures in May 2014. The 2007 Credit Agreement requires quarterly payments of $0.7 million and payment of the remaining balance at maturity. At March 31, 2010, the weighted-average effective interest rate was 9.9%, including the margin and the effects of interest rate swap contracts. Based on information provided by an external source, we estimate the fair value of the outstanding borrowings for Term Loan B was $219.7 million at March 31, 2010.

7  3/8% Senior Subordinated Notes. The 7 3 /8% Senior Subordinated Notes (the “Notes”) mature in June 2017 and bear interest at 7.375%, paid semi-annually. At March 31, 2010, based on quoted market prices, the outstanding Notes had a fair value of $380.1 million.

The indenture securing the Notes contains customary covenants and events of default, including covenants that limit our ability to incur debt, pay dividends and make investments. Substantially all of our United States subsidiaries guarantee the Notes.

During the six months ended March 31, 2010, we prepaid $40.0 million of borrowings and incurred a loss on early extinguishment of debt of $0.5 million in connection with this prepayment representing writing off related deferred financing fees. During the six months ended March 31, 2009, we acquired $5.0 million in principal of the Notes in the open market for $3.4 million in cash. This resulted in a gain on early extinguishment of debt of $1.5 million after writing off related deferred financing fees of $0.1 million.

We were in compliance with all applicable debt covenants at March 31, 2010.

Note 7. Derivative Financial Instruments

We are exposed to certain risks relating to our ongoing business operations that we manage to some extent using derivative instruments. These are interest rate risk, commodity price risk and foreign exchange risk. We enter into interest rate swap contracts to manage interest rate risk associated with our variable-rate borrowings. We enter into natural gas swap contracts to manage the price risk associated with purchases of natural gas. We have entered into foreign currency forward exchange contracts to manage foreign currency exchange risk associated with our Canadian-dollar denominated intercompany loan. During the three months ended March 31, 2010, we settled our only outstanding foreign currency forward contract.

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

During the three months ended March 31, 2010, we recorded a non-cash net credit to interest expense and a pre-tax debit to accumulated other comprehensive loss of $4.7 million related to interest rate swap contracts that had been terminated during the three months ended September 30, 2009. This amount had been charged to interest expense during the year ended September 30, 2009. It should have been amortized to interest expense over the original term of the terminated swap contracts, which would have matured at various dates through May 2012. At March 31, 2010, the unamortized portion remaining in accumulated other comprehensive loss was $2.7 million, net of tax.

Our outstanding interest rate swap contracts at March 31, 2010 and September 30, 2009 are presented below. We also have a $100.0 million total notional amount forward-starting interest rate swap contract that will begin at a future date.

	Hedged loan principal
Rate benchmark	March 31, 2010	September 30, 2009
	(in millions)

90-day LIBOR	$225.0	$275.0

The effects of our interest rate swap contracts on the consolidated financial statements are presented below.

	Three months ended March 31,		Six months ended March 31,
	2010	2009	2010	2009
	(in millions)
Gain (loss) recognized in other comprehensive loss	$(0.8)	$1.1	$0.3	$(9.5)
Loss reclassified from accumulated other comprehensive loss into income	(1.7)	(2.8)	(4.7)	(3.9)

Natural Gas Swap Contracts. Our natural gas swap contracts result in fixed natural gas purchase prices ranging from $5.60 per MMBtu to $6.05 per MMBtu through September 2010. Our outstanding natural gas swap contracts at March 31, 2010 and September 30, 2009 are presented below.

	Hedged MMBtu
Rate benchmark	March 31, 2010	September 30, 2009

NYMEX natural gas	236,000	434,000

The effects of our natural gas swap contracts on the consolidated financial statements are presented below.

	Three months ended March 31,		Six months ended March 31,
	2010	2009	2010	2009
	(in millions)

Gain (loss) recognized in other comprehensive loss	$(0.2)	$(0.4)	$(0.2)	$(0.8)
Gain (loss) reclassified from accumulated other comprehensive loss into income	0.1	(0.8)	0.2	(1.2)
Ineffectiveness gain (loss) recognized in income	(0.1)	0.1	(0.4)	(0.2)

Foreign Currency Forward Contracts. We settled our only outstanding foreign currency forward contract during the three months ended March 31, 2010 with a cash payment of $1.7 million. Our outstanding foreign currency forward contracts at March 31, 2010 and September 30, 2009 are presented below.

	Hedged Canadian dollars
Rate benchmark	March 31, 2010	September 30, 2009
	(in millions)

Canadian dollar	—	28.0

Gains and losses on our foreign currency forward contracts are included in selling, general, and administrative expenses, where they offset transaction losses and gains recorded in connection with an intercompany loan. The effects of our foreign currency forward contracts on the consolidated financial statements are presented below.

	Three months ended March 31,		Six months ended March 31,
	2010	2009	2010	2009
	(in millions)

Gain (loss) recognized in income	$(0.4)	$0.7	$(1.0)	$4.0

Our derivative contracts were recorded at fair values calculated using publicly observable data such as interest rates and natural gas prices. The fair values of our derivative contracts are presented below.

	March 31, 2010		September 30, 2009
	Balance sheet location	Fair value	Balance sheet location	Fair value
	(in millions)

Liability derivatives:
Derivatives designated as hedging instruments:
Interest rate swap contracts	Other noncurrent liabilities	$13.9	Other noncurrent liabilities	$18.8
Natural gas swap contracts	Other current liabilities	0.4	Other current liabilities	—

		14.3		18.8
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current liabilities	—	Other noncurrent liabilities	0.7

		$14.3		$19.5

Note 8. Retirement Plans

The components of net periodic benefit cost for defined benefit pension plans and other postretirement benefit plans are as follows.

	Defined benefit pension plans
	Three months ended March 31,		Six months ended March 31,
	2010	2009	2010	2009
	(in millions)

Components of net periodic benefit cost:
Service cost	$1.1	$1.0	$2.2	$2.0
Interest cost	5.2	5.8	10.4	11.6
Expected return on plan assets	(5.5)	(5.4)	(11.0)	(10.8)
Amortization of prior service cost	0.2	0.2	0.4	0.4
Amortization of net loss	2.4	0.8	4.8	1.6
Loss due to settlement or curtailment	2.6	—	2.6	—

	$6.0	$2.4	$9.4	$4.8

	Other postretirement benefit plans
	Three months ended March 31,		Six months ended March 31,
	2010	2009	2010	2009
	(in millions)
Components of net periodic benefit gain:
Service cost	$0.1	$—	$0.1	$0.1
Interest cost	0.1	0.2	0.2	0.3
Amortization of prior service gain	(0.8)	(0.9)	(1.5)	(1.7)
Amortization of net gain	(0.3)	(0.4)	(0.6)	(0.8)
Gain due to settlement or curtailment	(0.6)	—	(0.6)	—

	$(1.5)	$(1.1)	$(2.4)	$(2.1)

The amortization of unrecognized prior service cost or gain and of actuarial net losses or gains, net of tax, are recorded as components of accumulated other comprehensive loss. We recorded a decrease to accumulated other comprehensive loss of $1.9 million during the six months ended March 31, 2010 and an increase to accumulated other comprehensive loss of $0.2 million during the six months ended March 31, 2009.

In February 2010, we announced our intent to close U.S. Pipe’s North Birmingham plant. In connection with this closure, we recorded pension curtailment expense of $2.6 million and an other postretirement benefit plan curtailment gain of $0.6 million, which were included in restructuring charges for the three months ended March 31, 2010. We expect to record a gain of $1.3 million related to the curtailment of other postretirement benefit plans over the remainder of the year ending September 30, 2010.

During the six months ended March 31, 2010, we contributed $5.1 million to our defined benefit pension plans. We estimate we will contribute an additional $18 million to $20 million to our pension plans during the year ending September 30, 2010. We also expect to contribute $0.7 million to our other postretirement benefit plans in the year ending September 30, 2010.

Note 9. Stock-based Compensation Plans

We granted equity awards under our Mueller Water Products, Inc. Amended and Restated 2006 Stock Incentive Plan and Mueller Water Products, Inc. 2006 Employee Stock Purchase Plan during the six months ended March 31, 2010 as follows.

	Number of instruments	Weighted average fair value per instrument	Total fair value
	(in millions, except per instrument value)

Three months ended December 31, 2009:
Restricted stock units	0.8	$5.05	$4.1
Non-qualified stock options	1.3	1.70	2.3
Employee stock purchase plan instruments	0.1	1.51	0.1

Three months ended March 31, 2010:
Restricted stock units	0.1	4.71	$0.6
Non-qualified stock options	0.3	1.62	0.3
Employee stock purchase plan instruments	—	1.05	0.1

	2.6		$7.5

We recorded stock-based compensation expense of $2.3 million and $4.7 million in the three months and six months ended March 31, 2010, respectively. At March 31, 2010, there was approximately $10.3 million of unrecognized compensation expense related to stock awards.

We recorded net losses in the three months and six months ended March 31, 2010 and 2009. Because the effect of including normally dilutive securities in the earnings per share calculation would have been antidilutive, all stock-based compensation instruments were excluded from the calculation of diluted net loss per share for the three months and six months ended March 31, 2010 and 2009.

Note 10. Supplemental Balance Sheet Information

Selected supplemental balance sheet information is presented below.

	March 31, 2010	September 30, 2009
	(in millions)

Inventories:
Purchased materials and manufactured parts	$49.1	$56.7
Work in process	76.3	83.8
Finished goods	166.1	202.3

	$291.5	$342.8

Other current assets:
Income taxes	$22.1	$42.0
Maintenance and repair tooling	30.6	31.3
Other	7.4	7.5

	$60.1	$80.8

Property, plant and equipment, net:
Land	$24.4	$24.9
Buildings	93.5	97.9
Machinery and equipment	610.0	633.8
Construction in progress	11.2	17.2

	739.1	773.8
Accumulated depreciation	(465.1)	(477.4)

	$274.0	$296.4

Other current liabilities:
Compensation and benefits	$31.5	$40.5
Cash discounts and rebates	9.3	14.2
Taxes other than income taxes	6.1	10.1
Interest	13.3	14.7
Warranty	2.9	4.0
Severance	0.2	0.2
Restructuring	2.9	3.4
Income taxes	1.4	0.3
Environmental	0.3	0.5
Disposition-related post-closing adjustments	6.6	—
Other	10.7	9.5

	$85.2	$97.4

Note 11. Comprehensive Loss

Comprehensive losses in the three months and six months ended March 31 are presented below.

	Three months ended March 31,		Six months ended March 31,
	2010	2009	2010	2009
	(in millions)

Net loss	$(23.7)	$(566.8)	$(34.4)	$(966.8)
Adjustments:
Effect of net gain (loss) on derivatives	3.0	1.0	4.7	(17.0)
Income tax effects	(1.2)	(0.3)	(1.8)	6.7
Deferral of interest expense on terminated swap contracts	(4.7)	—	(4.7)	—
Income tax effects	1.8	—	1.8	—

	(1.1)	0.7	—	(10.3)

Foreign currency translation	2.1	(1.4)	4.6	(12.5)

Minimum pension liability	1.6	(0.2)	3.2	(0.3)
Income tax effects	(0.6)	0.1	(1.3)	0.1

	1.0	(0.1)	1.9	(0.2)

	$(21.7)	$(567.6)	$(27.9)	$(989.8)

Accumulated other comprehensive loss is presented below.

			March 31, 2010	September 30, 2009
			(in millions)

Net unrealized loss on derivatives			$(11.4)	$(11.4)
Foreign currency translation			8.6	4.0
Minimum pension liability			(76.6)	(78.5)

			$(79.4)	$(85.9)

Note 12. Non-cash Transactions

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

Note 13. Segment Information

Segment assets consist primarily of receivables, inventories, property, plant and equipment and intangible assets. Summarized financial information for our segments is presented below.

	Three months ended March 31,		Six months ended March 31,
	2010	2009	2010	2009
	(in millions)

Net sales, excluding intersegment sales:
Mueller Co.	$141.2	$114.8	$274.5	$234.4
U.S. Pipe	83.0	93.2	162.7	208.9
Anvil	77.6	114.2	177.7	246.6

	$301.8	$322.2	$614.9	$689.9

Intersegment sales:
Mueller Co.	$3.5	$4.3	$7.4	$8.6
U.S. Pipe	0.3	0.5	0.7	0.8
Anvil	0.1	0.1	0.3	0.3

	$3.9	$4.9	$8.4	$9.7

Depreciation and amortization:
Mueller Co.	$12.5	$13.2	$24.9	$25.5
U.S. Pipe	5.0	6.2	9.4	12.3
Anvil	3.7	4.4	7.6	8.6
Corporate	0.2	0.1	0.3	0.3

	$21.4	$23.9	$42.2	$46.7

Impairment and restructuring:
Mueller Co.	$—	$478.9	$0.1	$819.4
U.S. Pipe	10.4	40.1	10.7	99.4
Anvil	0.1	93.9	0.1	93.9
Corporate	—	0.2	—	0.2

	$10.5	$613.1	$10.9	$1,012.9

Income (loss) from operations:
Mueller Co.	$9.7	$(476.3)	$25.6	$(808.3)
U.S. Pipe	(30.0)	(51.0)	(42.2)	(116.8)
Anvil	5.9	(81.8)	10.4	(60.5)
Corporate	(8.5)	(9.1)	(16.4)	(19.7)

	$(22.9)	$(618.2)	$(22.6)	$(1,005.3)

Capital expenditures:
Mueller Co.	$3.4	$2.8	$7.1	$6.1
U.S. Pipe	1.3	2.1	5.3	5.5
Anvil	1.1	2.5	2.1	5.7
Corporate	0.1	0.2	0.1	0.3

	$5.9	$7.6	$14.6	$17.6

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

In September 1987, we implemented an Administrative Consent Order (“ACO”) for our Burlington plant that was required under the New Jersey Environmental Cleanup Responsibility Act (now known as the Industrial Site Recovery Act). The ACO required soil and ground water cleanup, and we have completed, and have received final approval on, the soil cleanup required by the ACO. We are continuing to monitor ground water at this site. Further remediation could be required. Long-term ground water monitoring is also required to verify natural attenuation. We do not know how long ground water monitoring will be required and do not believe monitoring or further remediation costs will have a material adverse effect on our consolidated financial condition or results of operations.

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

U.S. Pipe and the other settling defendants contend that the legal effect of the AOC extinguishes Solutia’s claims and they filed a motion for summary judgment to that effect. Discovery in this matter had been stayed while the motion for summary judgment was pending. In June 2008, the court issued a summary judgment order, holding that plaintiffs’ claims for contribution are barred by the AOC but giving plaintiffs the right to seek to recover cleanup costs they voluntarily incurred. The court granted a motion for immediate appeal to the Eleventh Circuit Court of Appeals, but the Eleventh Circuit declined to take the appeal. The parties engaged in fact discovery in 2009, and U.S. Pipe has moved for reconsideration of the June 2008 summary judgment order that permitted plaintiffs to proceed with their claims to seek recovery of clean up costs under Section 107(a) of the Comprehensive Environmental Response, Compensation, and Liability Act. We currently have no basis to form a view with respect to the probability or amount of liability in this matter.

U.S. Pipe and a number of co-defendant foundry-related companies were named in a putative civil class action case originally filed in April 2005 in the Circuit Court of Calhoun County, Alabama, and removed by defendants to the U.S. District Court for the Northern District of Alabama under the Class Action Fairness Act. The putative plaintiffs in the case filed an amended complaint with the U.S. District Court in December 2006. The amended complaint alleged state law tort claims (negligence, failure to warn, wantonness, nuisance, trespass and outrage) arising from creation and disposal of “foundry sand” alleged to contain harmful levels of PCBs and other toxins, including arsenic, cadmium, chromium, lead and zinc. The plaintiffs originally sought damages for real and personal property and for other unspecified personal injury. In June 2007, a motion to dismiss was granted to U.S. Pipe and certain co-defendants as to the claims for negligence, failure to warn, nuisance, trespass and outrage. The remainder of the complaint was dismissed with leave to file an amended complaint. On July 6, 2007, plaintiffs filed a second amended complaint, which dismissed prior claims relating to U.S. Pipe’s former facility located at 2101 West 10th Street in

Anniston, Alabama and no longer alleges personal injury claims. Plaintiffs filed a third amended complaint on July 27, 2007. U.S. Pipe and the other defendants have moved to dismiss the third amended complaint. In September 2008, the court issued an order on the motion, dismissing the claims for wantonness and permitting the plaintiffs to move forward with their claims of nuisance, trespass and negligence. Management believes that numerous procedural and substantive defenses are available. We currently have no basis to form a view with respect to the amount of liability in this matter.

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

Walter Energy-related Income Taxes. Each member of a consolidated group for federal income tax purposes is severally liable for the federal income tax liability of each other member of the consolidated group for any year in which it is a member of the group at any time during such year. Each member of the Walter Energy consolidated group, which included us through December 14, 2006, is also jointly and severally liable for pension and benefit funding and termination liabilities of other group members, as well as certain benefit plan taxes. Accordingly, we could be liable under such provisions in the event any such liability is incurred, and not discharged, by any other member of the Walter Energy consolidated group for any period during which we were included in the Walter Energy consolidated group.

A dispute exists with regard to federal income taxes for fiscal years 1980 through 1994 allegedly owed by the Walter Energy consolidated group, which included U.S. Pipe during these periods. According to Walter Energy’s last available public filing on the matter, Walter Energy’s management estimated that the amount of tax claimed by the Internal Revenue Service (“IRS”) was approximately $34.0 million for issues currently in dispute in bankruptcy court for matters unrelated to us. This amount is subject to interest and penalties. Of the $34.0 million in claimed tax, $21.0 million represents issues in which the IRS is not challenging the deductibility of the particular expense but only whether such expense is deductible in a particular year. Walter Energy’s management believes that Walter Energy’s financial exposure should be limited to interest and possible penalties and the amount of any tax claimed will be offset by deductions in other years.

In addition, the IRS previously issued a Notice of Proposed Deficiency assessing additional tax of $82.2 million for the fiscal years ended May 31, 2000, December 31, 2000 and December 31, 2001. The unresolved issues relate primarily to Walter Energy’s method of recognizing revenue on the sale of homes and related interest on the installment notes receivable. The items at issue relate primarily to the timing of revenue recognition and consequently, should the IRS prevail on its positions, Walter Energy’s financial exposure should be limited to interest and penalties. As a matter of law, the Company is jointly and severally liable for any final tax determination, which means that in the event Walter Energy is unable to pay any amounts owed, we would be liable. Walter Energy has disclosed that it believes its filing positions have substantial merit and that it intends to defend vigorously any claims asserted.

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

In accordance with the income tax allocation agreement, Walter Energy used certain tax assets of a predecessor to the Company in its calendar 2006 tax return for which payment to us is required. The income tax allocation agreement only requires Walter Energy to make the payment upon realization of the tax benefit by receiving a refund or otherwise offsetting taxes due. Walter Energy currently owes us $10.9 million that is payable pending completion of an IRS audit of Walter Energy’s 2006 tax year and the related refund of tax from that year. We do not expect payment for at least a year from March 31, 2010.

Note 15. Subsequent Events

On April 28, 2010, we declared a dividend of $0.0175 per share on our Series A common stock, payable on May 20, 2010 to stockholders of record at the close of business on May 10, 2010.

Note 16. Consolidating Guarantor and Non-Guarantor Financial Information

The following information is included as a result of the guarantee by certain of our wholly-owned U.S. subsidiaries, both direct and indirect, (the “Guarantor Companies”) of the Notes. None of our other subsidiaries guarantee the Notes. Each of the guarantees is joint and several and full and unconditional. The Guarantor Companies at March 31, 2010 are presented below.

Name	State of incorporation or organization

Anvil 1, LLC	Delaware
Anvil 2, LLC	Delaware
Anvil International, LP	Delaware
AnvilStar, LLC	Delaware
Fast Fabricators, LLC	Delaware
Henry Pratt Company, LLC	Delaware
Henry Pratt International, LLC	Delaware
Hersey Meters Co., LLC	Delaware
Hunt Industries, LLC	Delaware
Hydro Gate, LLC	Delaware
J.B. Smith Mfg. Co., LLC	Delaware
James Jones Company, LLC	Delaware
MCO 1, LLC	Alabama
MCO 2, LLC	Alabama
Milliken Valve, LLC	Delaware
Mueller Co. Ltd.	Alabama
Mueller Financial Services, LLC	Delaware
Mueller Group, LLC	Delaware
Mueller Group Co-Issuer, Inc.	Delaware
Mueller International, Inc.	Delaware
Mueller International, L.L.C.	Delaware
Mueller International Finance, Inc.	Delaware
Mueller International Finance, L.L.C.	Delaware
Mueller Service California, Inc.	Delaware
Mueller Service Co., LLC	Delaware
Mueller Technologies, LLC	Delaware
United States Pipe and Foundry Company, LLC	Alabama
U.S. Pipe Valve & Hydrant, LLC	Delaware

Mueller Water Products, Inc. and Subsidiaries

Consolidating Balance Sheet

March 31, 2010

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
	(in millions)

Assets:
Cash and cash equivalents	$51.3	$0.2	$53.1	$—	$104.6
Receivables, net	0.2	169.1	13.6	—	182.9
Inventories	—	271.5	20.0	—	291.5
Deferred income taxes	28.0	—	0.4	—	28.4
Assets held for sale	—	—	—	—	—
Other current assets	25.2	33.7	1.2	—	60.1

Total current assets	104.7	474.5	88.3	—	667.5

Property, plant and equipment	2.3	261.2	10.5	—	274.0
Goodwill	—	—	—	—	—
Identifiable intangible assets, net	—	647.8	—	—	647.8
Other noncurrent assets	25.6	3.7	2.2	—	31.5
Investment in subsidiaries	(49.1)	20.9	—	28.2	—

Total noncurrent assets	(21.2)	933.6	12.7	28.2	953.3

Total assets	$83.5	$1,408.1	$101.0	$28.2	$1,620.8

Liabilities and equity:
Current portion of debt	$9.7	$0.6	$—	$—	$10.3
Accounts payable	6.6	87.7	3.9	—	98.2
Other current liabilities	24.2	52.7	8.3	—	85.2

Total current liabilities	40.5	141.0	12.2	—	193.7

Intercompany accounts	(1,242.9)	1,176.1	66.8	—	—
Long-term debt	683.9	0.7	—	—	684.6
Deferred income taxes	166.0	—	0.5	—	166.5
Other noncurrent liabilities	27.8	139.4	0.6	—	167.8

Total liabilities	(324.7)	1,457.2	80.1	—	1,212.6

Equity	408.2	(49.1)	20.9	28.2	408.2

Total liabilities and equity	$83.5	$1,408.1	$101.0	$28.2	$1,620.8

Mueller Water Products, Inc. and Subsidiaries

Consolidating Balance Sheet

September 30, 2009

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
	(in millions)

Assets:
Cash and cash equivalents	$41.7	$(0.2)	$20.0	$—	$61.5
Receivables, net	—	183.1	33.2	—	216.3
Inventories	—	295.7	47.1	—	342.8
Deferred income taxes	30.4	—	0.4	—	30.8
Assets held for sale	—	13.9	—	—	13.9
Other current assets	44.7	33.9	2.2	—	80.8

Total current assets	116.8	526.4	102.9	—	746.1

Property, plant and equipment	2.4	278.5	15.5	—	296.4
Identifiable intangible assets, net	—	663.6	—	—	663.6
Other noncurrent assets	25.3	6.2	1.9	—	33.4
Investment in subsidiaries	(90.6)	21.7	—	68.9	—

Total noncurrent assets	(62.9)	970.0	17.4	68.9	993.4

Total assets	$53.9	$1,496.4	$120.3	$68.9	$1,739.5

Liabilities and equity:
Current portion of debt	$11.1	$0.6	$—	$—	$11.7
Accounts payable	4.7	95.2	11.8	—	111.7
Other current liabilities	29.5	62.3	5.6	—	97.4

Total current liabilities	45.3	158.1	17.4	—	220.8

Intercompany accounts	(1,367.5)	1,287.3	80.2	—	—
Long-term debt	727.7	0.8	—	—	728.5
Deferred income taxes	179.4	—	0.6	—	180.0
Other noncurrent liabilities	32.7	140.8	0.4	—	173.9

Total liabilities	(382.4)	1,587.0	98.6	—	1,303.2

Equity	436.3	(90.6)	21.7	68.9	436.3

Total liabilities and equity	$53.9	$1,496.4	$120.3	$68.9	$1,739.5

Mueller Water Products, Inc. and Subsidiaries

Consolidating Statement of Operations

Three Months Ended March 31, 2010

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
	(in millions)

Net sales	$—	$279.6	$22.2	$—	$301.8
Cost of sales	—	244.0	19.6	—	263.6

Gross profit	—	35.6	2.6	—	38.2

Operating expenses:
Selling, general and administrative	8.5	44.0	(1.9)	—	50.6
Restructuring	—	10.3	0.2	—	10.5

Total operating expenses	8.5	54.3	(1.7)	—	61.1

Income (loss) from operations	(8.5)	(18.7)	4.3	—	(22.9)
Interest expense, net	14.7	0.1	—	—	14.8
Loss on early extinguishment of debt	0.5	—	—	—	0.5

Income (loss) before income taxes	(23.7)	(18.8)	4.3	—	(38.2)

Income tax expense (benefit)	(8.9)	(7.1)	1.5	—	(14.5)
Equity in income (loss) of subsidiaries	(8.9)	2.8	—	6.1	—

Net income (loss)	$(23.7)	$(8.9)	$2.8	$6.1	$(23.7)

Mueller Water Products, Inc. and Subsidiaries

Consolidating Statement of Operations

Six Months Ended March 31, 2010

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
	(in millions)

Net sales	$—	$538.2	$76.7	$—	$614.9
Cost of sales	—	453.9	66.9	—	520.8

Gross profit	—	84.3	9.8	—	94.1

Operating expenses:
Selling, general and administrative	16.3	84.7	4.8	—	105.8
Restructuring	—	10.7	0.2	—	10.9

Total operating expenses	16.3	95.4	5.0	—	116.7

Income (loss) from operations	(16.3)	(11.1)	4.8	—	(22.6)
Interest expense, net	31.5	0.1	—	—	31.6
Loss on early extinguishment of debt	0.5	—	—	—	0.5

Income (loss) before income taxes	(48.3)	(11.2)	4.8	—	(54.7)

Income tax expense (benefit)	(17.7)	(4.3)	1.7	—	(20.3)
Equity in income (loss) of subsidiaries	(3.8)	3.1	—	0.7	—

Net income (loss)	$(34.4)	$(3.8)	$3.1	$0.7	$(34.4)

Mueller Water Products, Inc. and Subsidiaries

Consolidating Statement of Operations

Three Months Ended March 31, 2009

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
	(in millions)

Net sales	$—	$276.0	$46.2	$—	$322.2
Cost of sales	—	227.0	40.3	—	267.3

Gross profit	—	49.0	5.9	—	54.9

Operating expenses:
Selling, general and administrative	8.8	44.1	7.1	—	60.0
Goodwill impairment	—	570.9	—	—	570.9
Restructuring	0.2	42.0	—	—	42.2

Total operating expenses	9.0	657.0	7.1	—	673.1

Loss from operations	(9.0)	(608.0)	(1.2)	—	(618.2)
Interest expense, net	16.6	—	—	—	16.6

Loss before income taxes	(25.6)	(608.0)	(1.2)	—	(634.8)

Income tax benefit	(8.2)	(59.4)	(0.4)	—	(68.0)
Equity in loss of subsidiaries	(549.4)	(0.8)	—	550.2	—

Net loss	$(566.8)	$(549.4)	$(0.8)	$550.2	$(566.8)

Mueller Water Products, Inc. and Subsidiaries

Consolidating Statement of Operations

Six Months Ended March 31, 2009

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
	(in millions)

Net sales	$—	$584.1	$105.8	$—	$689.9
Cost of sales	—	468.0	92.0	—	560.0

Gross profit	—	116.1	13.8	—	129.9

Operating expenses:
Selling, general and administrative	19.0	90.9	12.4	—	122.3
Goodwill impairment	—	970.9	—	—	970.9
Restructuring	0.2	41.8	—	—	42.0

Total operating expenses	19.2	1,103.6	12.4	—	1,135.2

Income (loss) from operations	(19.2)	(987.5)	1.4	—	(1,005.3)
Interest expense, net	33.9	—	—	—	33.9
Gain on early extinguishment of debt	(1.5)	—	—	—	(1.5)

Income (loss) before income taxes	(51.6)	(987.5)	1.4	—	(1,037.7)

Income tax expense (benefit)	(16.6)	(54.7)	0.4	—	(70.9)
Equity in income (loss) of subsidiaries	(931.8)	1.0	—	930.8	—

Net income (loss)	$(966.8)	$(931.8)	$1.0	$930.8	$(966.8)

Mueller Water Products, Inc. and Subsidiaries

Consolidating Statement of Cash Flows

Six Months Ended March 31, 2010

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
	(in millions)

Operating activities:
Net cash provided by (used in) operating activities	$59.9	$(47.0)	$31.4	$—	$44.3

Investing activities:
Capital expenditures	(0.1)	(14.3)	(0.2)	—	(14.6)
Proceeds from sales of assets	—	60.2	—	—	60.2

Net cash provided by (used in) investing activities	(0.1)	45.9	(0.2)	—	45.6

Financing activities:
Increase in outstanding checks	—	1.5	—	—	1.5
Debt paid and repurchased	(45.3)	—	—	—	(45.3)
Common stock issued	0.6	—	—	—	0.6
Dividends paid	(5.5)	—	—	—	(5.5)

Net cash provided by (used in) financing activities	(50.2)	1.5	—	—	(48.7)

Effect of currency exchange rate changes on cash	—	—	1.9	—	1.9

Net change in cash and cash equivalents	9.6	0.4	33.1	—	43.1
Cash and cash equivalents at beginning of period	41.7	(0.2)	20.0	—	61.5

Cash and cash equivalents at end of period	$51.3	$0.2	$53.1	$—	$104.6

Mueller Water Products, Inc. and Subsidiaries

Consolidating Statement of Cash Flows

Six Months Ended March 31, 2009

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
	(in millions)

Operating activities:
Net cash provided by (used in) operating activities	$(25.6)	$23.0	$0.4	$—	$(2.2)

Investing activities:
Capital expenditures	(0.3)	(14.8)	(2.5)	—	(17.6)
Acquisition of technology	—	(8.7)	—	—	(8.7)
Proceeds from sales of assets	—	0.3	3.9	—	4.2

Net cash provided by (used in) investing activities	(0.3)	(23.2)	1.4	—	(22.1)

Financing activities:
Decrease in outstanding checks	—	4.7	—	—	4.7
Debt paid and repurchased	(6.2)	—	—	—	(6.2)
Common stock issued	0.5	—	—	—	0.5
Dividends paid	(4.0)	—	—	—	(4.0)

Net cash provided by (used in) financing activities	(9.7)	4.7	—	—	(5.0)

Effect of currency exchange rate changes on cash	—	—	(1.5)	—	(1.5)

Net change in cash and cash equivalents	(35.6)	4.5	0.3	—	(30.8)
Cash and cash equivalents at beginning of period	179.1	(4.6)	9.4	—	183.9

Cash and cash equivalents at end of period	$143.5	$(0.1)	$9.7	$—	$153.1

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto that appear in the Company’s Annual Report on Form 10-K for the year ended September 30, 2009 and with the condensed consolidated financial statements that appear elsewhere in this report.

This report contains certain statements that may be deemed “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended. All statements, that address activities, events or developments that the Company’s management intends, expects, plans, projects, believes or anticipates will or may occur in the future are forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements we make regarding our ability to increase capacity utilization and increase prices and statements related to the recovery, if any, of our end markets. Forward-looking statements are based on certain assumptions and assessments made by management in light of their experience and their perception of historical trends, current conditions and expected future developments. Actual results and the timing of events may differ materially from those contemplated by the forward-looking statements due to a number of factors, including regional, national or global political, economic, business, competitive, market and regulatory conditions and the following:

•	the demand level of manufacturing and construction activity;

•	our ability to service our debt obligations; and

•	the other factors that are described in the section entitled “RISK FACTORS” in Item 1A of the Annual Report on Form 10-K.

Undue reliance should not be placed on any forward-looking statements. The Company does not have any intention or obligation to update forward-looking statements after filing this report, except as required by law.

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

Business Developments and Trends

The impact of the overall weakness of the U.S. economy on our end markets continues to adversely affect our operations. Net sales have decreased significantly from fiscal 2008 levels. Our manufacturing operations include significant fixed costs. As shipment volumes decline, these fixed costs represent a relatively higher percentage of the total cost to manufacture our products and our profitability is reduced. Reduced profitability consumes our available capital and adversely affects compliance with the financial covenants contained in our credit agreement and indentures. See “Liquidity and Capital Resources” for a detailed description of these financial covenants.

Our business depends upon residential and municipal water infrastructure construction activities, which are seasonal due to the impact of cold weather conditions. Net sales and operating results have historically been lowest in the three month periods ending December 31 and March 31 when the northern United States and all of Canada generally experience weather that significantly restricts construction activity.

A significant portion of our net sales is directly related to municipal water infrastructure, non-residential construction activity and residential construction in the United States. We believe municipal water infrastructure spending could be influenced by an increase in demand in the second half of fiscal 2010 primarily driven by stimulus spending. We also expect non-residential construction to decrease in fiscal 2010 as a result of a slowdown in general economic activity. Independent forecasts of calendar 2010 non-residential construction activity indicate a decline of 16% compared to calendar 2009. Various external sources forecast annualized housing starts to increase approximately 20% in calendar 2010 compared to calendar 2009. We expect our related sales to lag any recovery in the residential construction market.

As a result, most of our manufacturing facilities are operating significantly below their optimal capacities. Since the end of fiscal 2008, we have reduced headcount, consolidated facilities, reduced operating days and reduced overall spending activities in response to lower demand for our products. Capacity utilization increased in the 2010 second quarter in all three business segments and is expected to increase further in the third quarter. We continually monitor our production activities in response to evolving business conditions and expect to take additional steps to improve financial results.

Our U.S. Pipe segment experienced a 24% decline in ductile iron pipe average per-ton sales prices during the quarter ended March 31, 2010 as compared to the quarter ended March 31, 2009. The costs of U.S. Pipe’s raw materials have increased over that same time period. We expect to increase sales prices to offset raw material cost increases in the future, but we do not expect to fully recover these cost increases for the quarter ending June 30, 2010.

In February 2010, we announced our intent to close U.S. Pipe’s ductile iron pipe manufacturing plant in North Birmingham, Alabama by March 31, 2010, eliminating approximately 260 positions. Manufacturing at North Birmingham ceased during April 2010. In connection with this closure, we recorded a restructuring charge of $10.6 million during the three months ended March 31, 2010, consisting of $6.2 million of asset impairment charges and $4.4 million of employee-related and other charges. We expect to record net expenses of approximately $4 million to $5 million over the remainder of fiscal 2010 for employee-related and other charges.

In addition to reduced demand in water infrastructure markets, we believe our distributors reduced their inventory levels in response to economic conditions in fiscal 2009. We expect our distributors to maintain lower inventory levels for the near future.

An analysis of the funded status of our U.S. pension plan as of January 1, 2010 will be performed for purposes of determining funding thresholds under provisions of the Pension Protection Act. A significant portion of the assets invested in our defined benefit pension plans is invested in equity securities. If we lower our estimated rate of return on these assets, this would cause pension expense to increase and require higher levels of Company contributions to these plans. The total market value of our U.S. pension plan assets was $279.7 million and $270.0 million at March 31, 2010 and September 30, 2009, respectively. During the three months and six months ended March 31, 2010, the investment performance of these assets was a gain of $9.8 million and $17.1 million, respectively. We currently estimate contributing $18 million to $20 million to our pension plans during the second half of fiscal 2010.

In January 2010, Anvil sold its Canadian wholesale distribution business for $46.6 million, subject to post-closing adjustments. This business had fiscal 2009 net sales approximately $107 million and its income from operations was not material to the Company’s income from operations. We recorded a pre-tax gain of $3.1 million to selling, general and administrative expenses in connection with this transaction and accrued $6.6 million for post-closing adjustments at March 31, 2010. In connection with this transaction, Anvil also entered into a 3 1/2 year supply agreement with the buyer requiring the buyer to purchase at least a specified amount of products from Anvil at market rates.

Results of Operations

Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009

	Three months ended March 31, 2010
	Mueller Co.	U.S. Pipe	Anvil	Corporate	Total
			(in millions)

Net sales	$141.2	$83.0	$77.6	$—	$301.8

Gross profit (loss)	$32.2	$(12.9)	$18.9	$—	$38.2

Operating expenses:
Selling, general and administrative	22.5	6.7	12.9	8.5	50.6
Restructuring	—	10.4	0.1	—	10.5

Total operating expenses	22.5	17.1	13.0	8.5	61.1

Income (loss) from operations	$9.7	$(30.0)	$5.9	$(8.5)	(22.9)

Interest expense, net					14.8
Loss on early extinguishment of debt					0.5

Loss before income taxes					(38.2)
Income tax benefit					(14.5)

Net loss					$(23.7)

	Three months ended March 31, 2009
	Mueller Co.	U.S. Pipe	Anvil	Corporate	Total
			(in millions)

Net sales	$114.8	$93.2	$114.2	$—	$322.2

Gross profit (loss)	$22.3	$(2.8)	$35.4	$—	$54.9

Operating expenses:
Selling, general and administrative	19.7	8.1	23.3	8.9	60.0
Impairment	478.2	—	92.7	—	570.9
Restructuring	0.7	40.1	1.2	0.2	42.2

Total operating expenses	498.6	48.2	117.2	9.1	673.1

Loss from operations	$(476.3)	$(51.0)	$(81.8)	$(9.1)	(618.2)

Interest expense, net					16.6

Loss before income taxes					(634.8)
Income tax benefit					(68.0)

Net loss					$(566.8)

Consolidated Analysis

Net sales in the three months ended March 31, 2010 were $301.8 million compared to $322.2 million in the prior year period. Net sales decreased $27.3 million due to the divestiture of two Anvil businesses and $19.4 million due to lower pricing. Net sales increased $25.1 million due to higher shipment volumes and $2.6 million due to favorable changes in Canadian currency exchange rates. Mueller Co. and U.S. Pipe experienced higher shipment volumes, partially offset by shipment declines at Anvil. Lower pricing occurred primarily at U.S. Pipe.

Gross profit in the three months ended March 31, 2010 was $38.2 million compared to $54.9 million in the prior year period. Gross profit decreased $19.4 million due to lower sales pricing, $9.4 million due to higher per-unit overhead costs due primarily to lower production and $5.8 million due to the divestiture of two Anvil businesses. These decreases were partially offset by $12.9 million of manufacturing and other cost savings, including personnel-related cost savings, $7.4 million of higher shipment volumes and $3.6 million of lower raw material costs. Gross margin decreased to 12.7% in the three months ended March 31, 2010 compared to 17.0% in the prior year period. Gross margin decreased primarily due to lower sales pricing at U.S. Pipe and higher per-unit overhead costs due primarily to lower production at Anvil. These decreases were partially offset by manufacturing and other cost savings at Mueller Co.

Selling, general and administrative expenses in the three months ended March 31, 2010 and 2009 were $50.6 million and $60.0 million, respectively. Selling, general and administrative expenses in the three months ended March 31, 2010 included a gain of $3.1 million from the sale of Anvil’s Canadian wholesale distribution business. Other than this gain, selling, general and administrative expenses declined primarily due to the divestiture of Anvil’s two businesses.

During the three months ended March 31, 2009, we suspended production throughout the Company for varying time periods in response to reduced demand for our products, implemented temporary wage reductions, furloughs and reduced work weeks for certain employees and reduced headcount by approximately 600 people. Severance expense incurred related to these headcount reductions during the three months ended March 31, 2009 was $3.5 million. Restructuring actions at North Birmingham lowered fixed costs, reduced capacity and resulted in a $38.5 million non-cash restructuring charge, primarily for impairment of property, plant and equipment.

In the three months ended March 31, 2010, we recorded restructuring charges of $10.5 million related primarily to closing U.S. Pipe’s North Birmingham manufacturing plant.

We reported an estimated goodwill impairment charge of $400 million at December 31, 2008 subject to additional fair value analysis. This additional analysis led to the conclusion that all of our remaining goodwill was fully impaired and other indefinite lived intangible assets at Mueller Co. were partially impaired at March 31, 2009. During the three months ended March 31, 2009, we recorded additional goodwill impairment charges of $376.8 million for Mueller Co. and $92.7 million for Anvil. The impairment charge for the other indefinite lived intangible assets at Mueller Co. was $101.4 million.

Interest expense, net was $14.8 million in the three months ended March 31, 2010 compared to $16.6 million in the three months ended March 31, 2009. Unrealized losses on certain terminated interest rate swap contracts have been retained in accumulated other comprehensive loss and are being amortized to interest expense over the original life of the swap contracts, which would have matured at various dates through May 2012. At March 31, 2010, the unamortized portion was $2.7 million, net of tax.

The components of interest expense, net in the three months ended March 31, 2010 and 2009 are detailed below.

	Three months ended March 31,
	2010	2009
	(in millions)

2007 Credit Agreement, including swap contracts	$6.2	$8.0
7 3/8 % Senior Subordinated Notes	7.8	7.7
Deferred expense on certain terminated interest rate swap contracts	(4.7)	—
Expense on terminated interest rate swap contracts	3.9	—
Deferred financing fee amortization	0.7	0.4
Other interest expense	1.0	0.8
Interest income	(0.1)	(0.3)

	$14.8	$16.6

Net interest expense declined primarily due to the current period deferral of expenses from the termination of interest rate swap contracts in the year ended September 30, 2009. Interest expense related to the 2007 Credit Agreement decreased due to lower debt levels partially offset by higher interest rates.

The effective income tax rate applied to our pre-tax loss for the three months ended March 31, 2010 was 38.0%, which includes state income tax benefits of 4.4% offset by the unfavorable effect of nondeductible expenses and miscellaneous other items totaling (1.4)%. Our effective income tax rate on the pre-tax loss before the goodwill impairment was 38% for the three months ended March 31, 2009.

Segment Analysis

Mueller Co.

Net sales in the three months ended March 31, 2010 were $141.2 million compared to $114.8 million in the prior year period. Net sales increased primarily due to $26.8 million of higher shipment volumes of iron gate valves, hydrants and brass service products.

Gross profit in the three months ended March 31, 2010 was $32.2 million compared to $22.3 million in the prior year period. Gross profit increased $9.9 million due to higher shipment volumes and $5.3 million due to manufacturing and other cost savings. These increases were partially offset by $1.2 million due to lower sales prices and $2.0 million due to higher per-unit overhead costs due primarily to lower production. Gross margin was 22.8% in the three months ended March 31, 2010 compared to 19.4% in the prior year period. Gross margin increased primarily due to higher shipment volumes of higher margin products.

During the three months ended March 31, 2009, we recorded impairment and restructuring charges of $478.9 million.

Excluding impairment and restructuring charges, income from operations in the three months ended March 31, 2010 was $9.7 million compared to $2.6 million in the prior year period. This increase was primarily due to increased gross profit. Selling, general and administrative expenses were $2.8 million higher in the three months ended March 31, 2010 compared to the prior year period primarily due growth in our meter and metering technology business.

U.S. Pipe

Net sales in the three months ended March 31, 2010 were $83.0 million compared to $93.2 million in the prior year period. Net sales decreased $17.6 million due to lower pricing which was partially offset by $7.4 million of higher shipment volumes.

Gross loss in the three months ended March 31, 2010 was $12.9 million compared to $2.8 million in the prior year period. Gross loss increased $17.6 million due to lower sales pricing partially offset by $4.8 million of manufacturing cost savings and other, $1.9 million of higher shipment volumes and $1.1 million of lower raw material costs. Gross loss margin was 15.5% in the three months ended March 31, 2010 compared to 3.0% in the prior year period. Gross loss margin decreased primarily due to lower sales prices.

During the three months ended March 31, 2009, we restructured manufacturing operations at North Birmingham to lower fixed costs and reduce capacity. In addition, headcount was reduced across all locations. We recorded total restructuring charges of $40.1 million, including $38.5 million of non-cash charges primarily for impairment of property, plant and equipment.

In February 2010, we announced our intent to close North Birmingham by March 31, 2010, eliminating approximately 260 positions. Manufacturing at North Birmingham ceased during April 2010. In connection with this closure, we recorded a restructuring charge of $10.6 million during the three months ended March 31, 2010, consisting of $6.2 million of asset impairment charges and $4.4 million of employee-related and other charges. We expect to record net expenses of approximately $4 million to $5 million over the remainder of fiscal 2010 for employee-related and other charges.

Excluding impairment and restructuring charges, the loss from operations was $19.6 million in the three months ended March 31, 2010 compared to a loss from operations of $10.9 million in the prior year period. This decrease was due to $10.1 million of lower gross profit partially offset by $1.4 million of lower selling, general and administrative expenses.

Anvil

Net sales in the three months ended March 31, 2010 were $77.6 million compared to $114.2 million in the prior year period. Net sales decreased $27.3 million due to the divestiture of two businesses and $9.1 million due to lower shipment volumes.

Gross profit in the three months ended March 31, 2010 was $18.9 million compared to $35.4 million in the prior year period. Gross profit decreased primarily due to $8.1 million of higher per-unit overhead costs primarily due to lower production, $5.8 million due to the divested businesses and $4.4 million due to lower shipment volumes. These decreases were partially offset by $2.8 million of manufacturing and other cost savings and $2.1 million of lower raw material costs. Gross margin was 24.4% in the three months ended March 31, 2010 compared to 31.0% in the prior year period. Gross margin decreased primarily due to higher per-unit overhead costs.

During the three months ended March 31, 2009, we recorded impairment and restructuring charges of $93.9 million.

Excluding impairment and restructuring charges, income from operations in the three months ended March 31, 2010 was $6.0 million compared to $12.1 million in the prior year period. Selling, general and administrative expenses in the three months ended March 31, 2010 included a gain of $3.1 million from the sale of Anvil’s Canadian wholesale distribution business. Other than this gain, selling, general and administrative expenses declined primarily due to the divestiture of two businesses.

Corporate

Selling, general and administrative expenses were $8.5 million in the three months ended March 31, 2010 compared to $8.9 million in the prior year period primarily due to lower personnel-related costs.

Six Months Ended March 31, 2010 Compared to the Six Months Ended March 31, 2009

	Six months ended March 31, 2010
	Mueller Co.	U.S. Pipe	Anvil	Corporate	Total
			(in millions)

Net sales	$274.5	$162.7	$177.7	$—	$614.9

Gross profit (loss)	$69.1	$(16.9)	$41.9	$—	$94.1

Operating expenses:
Selling, general and administrative	43.4	14.6	31.4	16.4	105.8
Restructuring	0.1	10.7	0.1	—	10.9

Total operating expenses	43.5	25.3	31.5	16.4	116.7

Income (loss) from operations	$25.6	$(42.2)	$10.4	$(16.4)	(22.6)

Interest expense, net					31.6
Loss on early extinguishment of debt					0.5

Loss before income taxes					(54.7)
Income tax benefit					(20.3)

Net loss					$(34.4)

	Six months ended March 31, 2009
	Mueller Co.	U.S. Pipe	Anvil	Corporate	Total
			(in millions)

Net sales	$234.4	$208.9	$246.6	$—	$689.9

Gross profit (loss)	$53.5	$(0.3)	$76.7	$—	$129.9

Operating expenses:
Selling, general and administrative	42.4	17.1	43.3	19.5	122.3
Impairment	818.7	59.5	92.7	—	970.9
Restructuring	0.7	39.9	1.2	0.2	42.0

Total operating expenses	861.8	116.5	137.2	19.7	1,135.2

Loss from operations	$(808.3)	$(116.8)	$(60.5)	$(19.7)	(1,005.3)

Interest expense, net					33.9
Gain on early extinguishment of debt					(1.5)

Loss before income taxes					(1,037.7)
Income tax benefit					(70.9)

Net loss					$(966.8)

Consolidated Analysis

Net sales in the six months ended March 31, 2010 were $614.9 million compared to $689.9 million in the prior year period. Net sales decreased primarily due to $41.7 million of lower pricing, the sale of Anvil’s Canadian wholesale distribution business and its non-core electrical fittings and coupling business and $13.6 million due to lower shipment volumes. These decreases were offset by $9.0 million due to favorable changes in Canadian currency exchange rates. Anvil and U.S. Pipe experienced volume declines, partially offset by higher volumes at Mueller Co. Lower pricing occurred primarily at U.S. Pipe.

Gross profit in the six months ended March 31, 2010 was $94.1 million compared to $129.9 million in the prior year period. Gross profit decreased $41.7 million due to lower sales prices, $31.9 million due to higher per-unit overhead costs primarily due to lower production and $5.8 million due to the divestiture of two Anvil businesses. These decreases were partially offset by $29.1 million of lower raw material costs and $25.3 million of manufacturing and other cost savings, including personnel-related cost savings. Gross margin decreased to 15.3% in the six months ended March 31, 2010 compared to 18.8% in the prior year period. Gross margin decreased primarily due to lower sales prices at U.S. Pipe and higher per-unit overhead costs at Anvil.

Selling, general and administrative expenses in the six months ended March 31, 2010 and 2009 were $105.8 million and $122.3 million, respectively. Selling, general and administrative expenses in the six months ended March 31, 2010 included gains totaling $4.7 million from the from the divestiture of two Anvil businesses. The six months ended March 31, 2009 also included a gain of $3.5 million from the sale of a building. Excluding these gains, selling, general and administrative expenses declined primarily due to the divestiture of Anvil’s two businesses, $1.2 million of one-time fees related to the conversion of Series B common stock into Series A common stock in the prior year period and lower stock-based compensation expense of $1.0 million in fiscal 2010.

During the six months ended March 31, 2009, we suspended production throughout the Company for varying time periods in response to reduced demand for our products, implemented temporary wage reductions, furloughs and reduced work weeks for certain employees and reduced headcount by approximately 15%. Severance expense incurred related to these headcount reductions during the six months ended March 31, 2009 was $3.5 million. Restructuring activities at North Birmingham resulted in lower fixed costs, reduced capacity and a $38.5 million non-cash restructuring charge, primarily for impairment of property, plant and equipment.

In February 2010, we announced our intent to close North Birmingham by March 31, 2010, eliminating approximately 260 positions. Production at North Birmingham ceased during April 2010. In connection with this closure, we recorded a restructuring charge of $10.6 million during the six months ended March 31, 2010, consisting of $6.2 million of asset impairment charges and $4.4 million of employee-related and other charges. We expect to record net expenses of approximately $4 million to $5 million over the remainder of fiscal 2010 for employee-related and other charges.

During the six months ended March 31, 2009, we recorded impairment charges of $970.9 million.

During the six months ended March 31, 2009, we repurchased $5.0 million in principal of the 7 3/8% Senior Subordinated Notes and recorded a gain on early extinguishment of debt of $1.5 million.

Interest expense, net was $31.6 million in the six months ended March 31, 2010 compared to $33.9 million in the six months ended March 31, 2009. Unrealized losses on certain terminated interest rate swap contracts have been retained in other comprehensive loss and are being amortized to interest expense over the original life of the swap contracts, which would have matured at various dates through May 2012. At March 31, 2010, the unamortized portion was $2.7 million, net of tax. The components of interest expense, net in the six months ended March 31, 2010 and 2009 are detailed below.

	Six months ended March 31,
	2010	2009
	(in millions)

2007 Credit Agreement, including swap contracts	$13.8	$17.5
7 3/8 % Senior Subordinated Notes	15.5	15.5
Deferred expense on terminated interest rate swap contracts	(4.7)	—
Expense on terminated interest rate swap contracts	3.9	—
Deferred financing fee amortization	1.5	0.9
Other interest expense	1.7	1.1
Interest income	(0.1)	(1.1)

	$31.6	$33.9

Net interest expense declined primarily due to the current period recognition of a net benefit from the termination of interest rate swap contracts in the year ended September 30, 2009. Interest expense under the 2007 Credit Agreement declined due to lower debt levels partially offset by higher interest rates. Interest income declined due to lower interest rates and lower invested cash balances in the six months ended March 31, 2010.

The effective income tax rate applied to our pre-tax loss for the six months ended March 31, 2010 was 37.1%, which includes state income tax benefits of 4.4% offset by the unfavorable effect of nondeductible expenses and miscellaneous other items totaling (2.3)%. Our effective income tax rate on the pre-tax loss before the goodwill impairment was 39% for the six months ended March 31, 2009.

Segment Analysis

Mueller Co.

Net sales in the six months ended March 31, 2010 were $274.5 million compared to $234.4 million in the prior year period. Net sales increased $40.4 million primarily due to of higher shipment volumes of iron gate valves, hydrants and brass service products.

Gross profit in the six months ended March 31, 2010 was $69.1 million compared to $53.5 million in the prior year period. Gross profit increased $14.8 million due to higher shipment volumes, $9.7 million due to manufacturing and other cost savings and $5.3 million due to lower raw material costs. These increases were partially offset by $9.0 million due to higher per-unit overhead costs primarily due to lower production and $3.3 million of lower sales prices. Gross margin was 25.2% in the six months ended March 31, 2010 compared to 22.8% in the prior year period. Gross margin increased primarily due to incremental margin on additional sales volume.

During the six months ended March 31, 2009, we recorded impairment and restructuring charges of $819.4 million.

Excluding impairment and restructuring charges, income from operations in the six months ended March 31, 2010 was $25.7 million compared to $11.1 million in the prior year period. This increase was primarily due to increased gross profit. Selling, general and administrative expenses were $1.0 million higher in the six months ended March 31, 2010 compared to the prior year period primarily due to growth in our meter and metering technology business.

U.S. Pipe

Net sales in the six months ended March 31, 2010 were $162.7 million compared to $208.9 million in the prior year period. Net sales decreased $37.9 million due to lower prices and $8.3 million due to lower shipment volumes.

Gross loss in the six months ended March 31, 2010 was $16.9 million compared to $0.3 million in the prior year period. Gross profit decreased $37.9 million due to lower sales prices and $7.5 million due to higher per-unit overhead costs primarily due to lower production. These decreases were partially offset by $23.8 million of lower raw material costs and $11.4 million of manufacturing and other cost savings. Gross loss margin was 10.4% in the six months ended March 31, 2010 compared to 0.1% in the prior year period. Gross margin decreased primarily due to lower sales prices.

During the six months ended March 31, 2009, we recorded impairment and restructuring charges of $99.4 million, which included a non-cash goodwill impairment of $59.5 million and a non-cash restructuring charge of $38.5 million, primarily for impairment of property, plant and equipment, at North Birmingham due to restructuring efforts that resulted in lower fixed costs and reduced capacity.

In February 2010, we announced our intent to close U.S. Pipe’s ductile iron pipe manufacturing plant in North Birmingham by March 31, 2010, eliminating approximately 260 positions. Production at North Birmingham cased during April 2010. In connection with this closure, we recorded a restructuring charge of $10.6 million during the six months ended March 31, 2010, consisting of $6.2 million of asset impairment charges and $4.4 million of employee-related and other charges. We expect to record net expenses of approximately $4 million to $5 million over the remainder of fiscal 2010 for employee-related and other charges.

Excluding impairment and restructuring charges, the loss from operations in the six months ended March 31, 2010 was $31.5 million compared to $17.4 in the prior year period. This decrease was due to $16.6 million of lower gross profit and $2.5 million of lower selling, general and administrative expenses.

Anvil

Net sales in the six months ended March 31, 2010 were $177.7 million compared to $246.6 million in the prior year period. Net sales decreased primarily due to $45.7 million of lower shipment volumes and the sale of Anvil’s Canadian wholesale distribution business and its non-core electrical fittings and coupling business.

Gross profit in the six months ended March 31, 2010 was $41.9 million compared to $76.7 million in the prior year period. Gross profit decreased $16.0 million due to lower shipment volumes, $15.4 million due to higher per-unit overhead costs primarily due to lower production and the divestiture of two businesses. These decreases were partially offset by $4.2 million of manufacturing and other cost savings. Gross margin was 23.6% in the six months ended March 31, 2010 compared to 31.1% in the prior year period. Gross margin decreased primarily due to higher per-unit overhead costs.

During the six months ended March 31, 2009, we recorded impairment and restructuring charges of $93.9 million.

Excluding the impairment and restructuring charges, income from operations in the six months ended March 31, 2010 was $10.5 million compared to $33.4 million in the prior year period. Selling, general and administrative expenses in the six months ended March 31, 2010 included gains totaling $4.7 million from the divestiture of two businesses. The six months ended March 31, 2009 included a gain of $3.5 million from the sale of a building. Excluding these gains, income from operations decreased $34.8 million due to lower gross profit and $10.7 million of lower selling, general and administrative expenses primarily as a result of the divested businesses.

Corporate

Selling, general and administrative expenses were $16.4 million in the six months ended March 31, 2010 compared to $19.5 million in the prior year period. This decrease was primarily due to $1.2 million of one-time fees related to the conversion of Series B common stock into Series A common stock in the prior year period and lower stock-based compensation expense of $1.0 million in fiscal 2010.

Liquidity and Capital Resources

We had cash and cash equivalents of $104.6 million at March 31, 2010. Our available borrowing capacity under the revolving credit facility component of our 2007 Credit Agreement was $162.1 million at March 31, 2010.

We expect cash provided by operating activities to be positive in the fiscal year ending September 30, 2010. Cash flows from operating activities are categorized below.

	Six months ended March 31,
	2010	2009
	(in millions)

Collections from customers	$636.8	$783.0
Disbursements, other than interest and income taxes	(586.8)	(739.1)
Interest payments, net	(32.5)	(33.8)
Income tax refunds (payments), net	26.8	(12.3)

	$44.3	$(2.2)

Collections of receivables were lower in the six months ended March 31, 2010 compared to the prior year period primarily due to lower year over year shipment volumes, prices and the divested businesses.

Disbursements, other than interest and income taxes, in the six months ended March 31, 2010 were lower compared to the prior year period due to timing differences, lower per-unit material costs and lower volumes of material, labor and overhead purchased.

Capital expenditures were $14.6 million in the six months ended March 31, 2010 compared to $17.6 million in the prior year period and were $39.7 million in fiscal 2009. Total capital expenditures in fiscal 2010 are expected to be between $44 million and $48 million.

An analysis of the funded status of our U.S. pension plan as of January 1, 2010 will be performed for purposes of determining funding thresholds under provisions of the Pension Protection Act. A significant portion of the assets invested in our defined benefit pension plans is invested in equity securities. If we lower our estimated rate of return on these assets, this would cause pension expense to increase and require higher levels of Company contributions to these plans. We currently estimate contributing an additional $18 million to $20 million to our pension plans during the second half of fiscal 2010.

We anticipate that our existing cash, cash equivalents and borrowing capacity combined with our expected net positive operating cash flows will be sufficient to meet our anticipated operating expenses, capital expenditures, pension contributions and scheduled debt service obligations as they become due for at least the next twelve months. However, our ability to make scheduled payments of principal, to pay interest or to refinance our debt and to satisfy our other debt obligations will depend upon our future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control.

2007 Credit Agreement

The 2007 Credit Agreement includes Term Loan A, Term Loan B and a revolving credit facility. Borrowings under the 2007 Credit Agreement bear interest at a floating rate equal to LIBOR plus a margin ranging from 500 to 600 basis points depending on our consolidated senior secured first lien leverage ratio, as defined in the 2007 Credit Agreement. Term Loan A had a balance of $54.6 million at March 31, 2010 and is payable $1.8 million per quarter with the balance due May 2012. Term Loan B had a balance of $218.7 million at March 31, 2010 and is payable $0.7 million per quarter with the balance due May 2014. The revolving credit facility provides for borrowings of up to $200 million, including letters of credit, and terminates in May 2012. At March 31, 2010, letters of credit outstanding under the revolving credit facility were $37.9 million. The margin on borrowings under the 2007 Credit Agreement was 500 basis points at March 31, 2010.

We pay a commitment fee on the unused portion of the revolving credit facility. This fee is payable quarterly in arrears and upon the maturity or termination of the revolving credit facility. The fee is subject to adjustment based on the consolidated senior secured first lien leverage ratio. The fee was 50 basis points at March 31, 2010.

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

•	first-priority perfected liens on all of our material existing and after-acquired real property, subject to customary permitted liens described in the 2007 Credit Agreement; and

•	restrictions on the sale of our assets.

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

Senior Subordinated Notes

We owed $420.0 million of principal of 7 3/8% Senior Subordinated Notes (“Notes”) at March 31, 2010. Interest on the Notes is payable semi-annually and the principal is due June 2017. We may redeem any portion of the Notes after May 2012 at specified redemption prices, or prior to June 2010 we may redeem up to 35% of the Notes at a redemption price of 107.375% of the principal amount, plus accrued and unpaid interest, with the net cash proceeds of certain equity offerings. Upon the occurrence of a change in control, we must offer to repurchase the Notes at 101% of their principal amount, plus accrued and unpaid interest. The Notes are secured by the guarantees of essentially all of our U.S. subsidiaries, but are subordinate to the borrowings under the 2007 Credit Agreement.

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

The threshold ratios permitted under the 2007 Credit Agreement at March 31, 2010, for the subsequent four quarters and our actual ratios at March 31, 2010 are presented below.

	Consolidated Leverage Ratio	Consolidated Interest Charge Coverage Ratio	Consolidated Senior Secured First Lien Leverage Ratio

Actual ratios at March 31, 2010	7.48:1.00	1.42:1.00	2.94:1.00

	Maximum	Minimum	Maximum

Threshold ratios for fiscal quarters ending:

March 31, 2010	9.25:1.00	1.25:1.00	5.25:1.00

June 30, 2010	7.75:1.00	1.45:1.00	4.50:1.00
September 30, 2010	7.25:1.00	1.55:1.00	4.00:1.00
December 31, 2010	7.00:1.00	1.60:1.00	4.00:1.00
March 31, 2011	6.50:1.00	1.70:1.00	3.50:1.00

We were in compliance with these financial covenants at March 31, 2010.

Our credit ratings issued by Moody’s and Standard & Poor’s were as follows.

	March 31, 2010		September 30, 2009
	Moody’s	Standard & Poor’s	Moody’s	Standard & Poor’s

Corporate credit rating	B2	B	B2	B
2007 Credit Agreement	Ba3	BB-	B1	BB-
Notes	B3	B-	Caa1	B-
Outlook	Stable	Stable	Stable	Stable

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

We use letters of credit and surety bonds in the ordinary course of business to ensure our performance of contractual obligations. At March 31, 2010, we had $37.9 million of letters of credit and $32.1 million of surety bonds outstanding.

Seasonality

Our water infrastructure business is dependent upon the construction industry, which is seasonal due to the impact of cold weather conditions. Net sales and operating income have historically been lowest in the three month periods ending December 31 and March 31 when the northern United States and all of Canada generally face weather conditions that restrict significant levels of construction activity.

ITEM 3.	QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Swap Contracts

We used interest rate swap contracts with a cumulative total notional amount of $225 million in force at March 31, 2010 to hedge against cash flow variability arising from changes in LIBOR in conjunction with our LIBOR-indexed variable rate borrowings that expire at various dates through September 2012. We also have a $100 million total notional amount forward-starting swap contract that will hedge against cash flow variability beginning with the forward starting date. These swap contracts fix the interest rates on a portion of our borrowings to rates ranging from 3.4% to 5.0%. All of these swap contracts were accounted for as effective hedges. In connection with these swap contracts, we recorded an after tax-loss of $0.8 million in the three months ended March 31, 2010 and an after tax-gain of $0.3 million in the six months ended March 31, 2010 which were reported as a component of accumulated other comprehensive loss. Interest expense associated with these swap contracts was $1.7 million and $4.7 million in the three months and six months ended March 31, 2010, respectively, and $2.8 million and $3.9 million in the three months and six months ended March 31, 2009, respectively. These interest rate swap contracts had a liability fair value of $13.9 million at March 31, 2010, which was included in other noncurrent liabilities.

Natural Gas Swap Contracts

We used natural gas swap contracts with a cumulative total notional amount of approximately 236,000 MMBtu at March 31, 2010 to hedge against cash flow variability arising from changes in natural gas prices in conjunction with our anticipated monthly purchases of natural gas through September 2010. These swap contracts fix the rates on portions of our natural gas purchases to rates ranging from $5.60 per MMBtu to $6.05 per MMBtu. These natural gas swap contracts were accounted for as effective hedges, although we did record losses related to hedge ineffectiveness as a component of cost of sales of $0.1 million and $0.4 million in the three months and six months ended March 31, 2010, respectively. Additional cost of sales associated with settlements under these natural gas swap contracts was $0.1 million and $0.2 million in the three months and six months ended March 31, 2010, respectively. These natural gas swap contracts had a liability fair value of $0.4 million at March 31, 2010, which was included in other current liabilities.

Foreign Currency Forward Contracts

We used a foreign currency forward contract to reduce exposure to currency fluctuations from a Canadian dollar-denominated intercompany loan. This foreign currency forward contract was terminated and the intercompany loan repaid in January 2010. Gains and losses on this currency forward contract were included in selling, general and administrative expenses. In the three months and six months ended March 31, 2010, we recorded net losses of $0.4 million and $1.0 million, respectively, associated with this currency forward contract. In the three months and six months ended March 31, 2009, we recorded net gains of $0.7 million and $4.0 million, respectively.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

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

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this quarterly report. Based on this evaluation, those officers have concluded that our disclosure controls and procedures were effective at March 31, 2010.

There have been no significant changes in our internal procedures that significantly affected, or are reasonably likely to affect, our disclosure controls during the three months ended March 31, 2010.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

Refer to the information provided in Note 14 to the notes to the condensed consolidated financial statements presented in Item 1 of Part I of this report.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2009, all of which could materially affect our business, financial condition or operating results. These described risks are not the only risks facing us. Additional risks and uncertainties not currently known to us that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or operating results.

Item 6. Exhibits

(a)	Exhibits

Exhibit No.	Document
10.1.3	Supporting schedules and exhibits to Amended and Restated Credit Agreement, dated as of May 24, 2007, among Mueller Water Products, Inc., as Borrower, Mueller Group, LLC, as prior borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender, and an L/C Issuer, JPMorgan Chase Bank, N.A., as Syndication Agent, and an L/C Issuer and the lenders named on the signature pages thereto.

10.1.4	Supporting schedules and exhibits to Amendment No. 1 to Amended and Restated Credit Agreement, dated as of June 21, 2007, among Mueller Water Products, Inc., Bank of America, N.A., and each of the guarantors named on the signature pages thereto.

10.1.5	Supporting schedules and exhibits to Amendment No. 2 to Amended and Restated Credit Agreement, dated as of June 18, 2009, among Mueller Water Products, Inc., Bank of America, N.A., and each of the guarantors named on the signature pages thereto.

10.15	Employment Agreement, dated February 22, 2010, between Mueller Water Products, Inc. and Thomas E. Fish. Incorporated by reference to Exhibit 99.1 to Mueller Water Products Inc. Form 8-K (File no. 01-32892) filed on February 26, 2010.

10.15.1	Executive Change-in-Control Severance Agreement, dated February 22, 2010, between Mueller Water Products, Inc. and Thomas E. Fish. Incorporated by reference to Exhibit 99.2 to Mueller Water Products, Inc. Form 8-K (File no. 001-32892) filed on February 26, 2010.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MUELLER WATER PRODUCTS, INC.

Date: May 10, 2010	By:	/s/ EVAN L. HART
Evan L. Hart
Chief Financial Officer