Form 10-Q
period 2010-06-30
Mueller Water Products, Inc.
filed 2010-08-09
CIK 1350593

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

There were 154,564,828 shares of Series A common stock of the registrant outstanding at July 31, 2010.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2010	September 30, 2009
	(in millions)

Assets:
Cash and cash equivalents	$77.1	$61.5
Receivables, net	213.2	216.3
Inventories	275.9	342.8
Deferred income taxes	27.1	30.8
Assets held for sale	—	13.9
Other current assets	58.8	80.8

Total current assets	652.1	746.1

Property, plant and equipment, net	266.7	296.4
Identifiable intangible assets, net	640.0	663.6
Other noncurrent assets	30.2	33.4

Total assets	$1,589.0	$1,739.5

Liabilities and stockholders’ equity:
Current portion of long-term debt	$10.5	$11.7
Accounts payable	91.2	111.7
Other current liabilities	79.4	97.4

Total current liabilities	181.1	220.8

Long-term debt	682.2	728.5
Deferred income taxes	160.3	180.0
Other noncurrent liabilities	162.1	173.9

Total liabilities	1,185.7	1,303.2

Commitments and contingencies (Note 13)

Series A common stock: 600,000,000 shares authorized; 154,561,095 shares and 153,790,887 shares outstanding at June 30, 2010 and September 30, 2009, respectively	1.5	1.5
Additional paid-in capital	1,598.4	1,599.0
Accumulated deficit	(1,116.5)	(1,078.3)
Accumulated other comprehensive loss	(80.1)	(85.9)

Total stockholders’ equity	403.3	436.3

Total liabilities and stockholders’ equity	$1,589.0	$1,739.5

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended June 30,		Nine months ended June 30,
	2010	2009	2010	2009
	(in millions, except per share amounts)

Net sales	$375.9	$363.2	$990.8	$1,053.1
Cost of sales	305.3	305.4	826.1	865.4

Gross profit	70.6	57.8	164.7	187.7

Operating expenses:
Selling, general and administrative	57.2	62.4	163.0	184.7
Impairment	—	—	—	970.9
Restructuring	0.9	3.9	11.8	45.9

Total operating expenses	58.1	66.3	174.8	1,201.5

Income (loss) from operations	12.5	(8.5)	(10.1)	(1,013.8)

Interest expense, net	15.8	17.2	47.4	51.1
Loss on early extinguishment of debt	—	2.3	0.5	0.8

Loss before income taxes	(3.3)	(28.0)	(58.0)	(1,065.7)
Income tax expense (benefit)	0.5	(9.0)	(19.8)	(79.9)

Net loss	$(3.8)	$(19.0)	$(38.2)	$(985.8)

Basic and diluted net loss per share	$(0.02)	$(0.16)	$(0.25)	$(8.52)

Basic and diluted weighted average shares outstanding	154.5	116.0	154.3	115.7

Dividends declared per share	$0.0175	$0.0175	$0.0525	$0.0525

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED JUNE 30, 2010

(UNAUDITED)

	Series A common stock	Additional paid-in capital	Accumu- lated deficit	Accumulated other comprehensive loss	Total
	(in millions)

Balance at September 30, 2009	$1.5	$1,599.0	$(1,078.3)	$(85.9)	$436.3

Net loss	—	—	(38.2)	—	(38.2)
Dividends declared	—	(8.1)	—	—	(8.1)
Stock-based compensation	—	6.7	—	—	6.7
Stock issued under stock compensation plans	—	0.8	—	—	0.8
Net unrealized gain on derivatives	—	—	—	0.6	0.6
Foreign currency translation	—	—	—	2.5	2.5
Minimum pension liability	—	—	—	2.7	2.7

Balance at June 30, 2010	$1.5	$1,598.4	$(1,116.5)	$(80.1)	$403.3

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended June 30,
	2010	2009
	(in millions)

Operating activities:
Net loss	$(38.2)	$(985.8)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	39.9	45.4
Amortization	23.4	22.9
Impairment and non-cash restructuring	6.1	1,009.4
Loss on early extinguishment of debt	0.5	0.8
Stock-based compensation	6.7	10.1
Deferred income taxes	(20.3)	(63.7)
Gain on disposal of assets	(4.9)	(3.0)
Other, net	4.9	15.3
Changes in assets and liabilities:
Receivables	(10.0)	77.1
Inventories	46.5	70.3
Other assets	24.2	(24.8)
Accounts payable and other liabilities	(43.1)	(105.7)

Net cash provided by operating activities	35.7	68.3

Investing activities:
Capital expenditures	(21.4)	(22.7)
Acquisition of technology	—	(8.7)
Proceeds from sales of assets	54.5	4.4

Net cash provided by (used in) investing activities	33.1	(27.0)

Financing activities:
Increase in outstanding checks	0.6	4.4
Debt borrowings	—	539.4
Debt paid or repurchased	(47.5)	(672.1)
Payment of deferred financing fees	—	(9.9)
Common stock issued	0.8	0.6
Dividends paid	(8.1)	(6.1)

Net cash used in financing activities	(54.2)	(143.7)

Effect of currency exchange rate changes on cash	1.0	(1.4)

Net change in cash and cash equivalents	15.6	(103.8)
Cash and cash equivalents at beginning of period	61.5	183.9

Cash and cash equivalents at end of period	$77.1	$80.1

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

(UNAUDITED)

Note 1. Organization and Basis of Presentation

Mueller Water Products, Inc., a Delaware corporation, together with its consolidated subsidiaries, operates in three business segments: Mueller Co., U.S. Pipe and Anvil. Mueller Co. manufactures valves for water and gas systems, including butterfly, iron gate, tapping, check, plug and ball valves, as well as dry-barrel and wet-barrel fire hydrants and a full range of metering products for the water infrastructure industry. U.S. Pipe manufactures a broad line of ductile iron pipe, joint restraint products, fittings and other ductile iron products. Anvil manufactures and sources a broad range of products including a variety of fittings, couplings, hangers, nipples and related pipe products. The “Company,” “we,” “us” or “our” refer to Mueller Water Products, Inc. and its subsidiaries or their management. With regard to the Company’s segments, “we,” “us” or “our” may also refer to the segment being discussed or its management.

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

Other identifiable intangible assets. In conjunction with the testing of goodwill for impairment, we also compared the estimated fair values of our identifiable other intangible assets to their respective carrying values and determined that the carrying amount of trade names at Mueller Co. had been impaired. At March 31, 2009, we recorded an impairment charge against these assets of $101.4 million. In performing this analysis, we relied upon both Level 2 data, most notably market interest rates and operating margins of peer companies, and Level 3 data, including our projections of Mueller Co. net sales and operating margins. Mueller Co. trade names had a remaining carrying value of $263.0 million at June 30, 2010.

We expense legal and other costs associated with the renewal or extension of our intangible assets as incurred. Such expenses were not material in the three months or nine months ended June 30, 2010 or 2009.

Note 3. Divestitures, Assets Held for Sale, and Acquisition

Anvil sold certain of the assets of Picoma, its former electrical fittings business, in November 2009 in exchange for cash and certain assets of Seminole Tubular Company that complement our existing mechanical pipe nipple business. These Picoma assets were classified as held for sale at September 30, 2009. We recorded a pre-tax gain of $1.6 million to selling, general and administrative expenses in connection with this transaction. The estimated values of assets classified as held for sale at September 30, 2009, the book values of the assets sold and the fair values of assets acquired during the nine months ended June 30, 2010 are presented below.

	Sold /acquired during the nine months ended June 30, 2010	September 30, 2009
	(in millions)

Assets sold:
Receivables	$5.0	$5.2
Inventories	4.4	4.7
Other current assets	0.3	—
Property, plant, and equipment, net	2.5	2.7
Identifiable intangible assets	1.3	1.3

	$13.5	$13.9

Severance liability incurred	$0.6

Assets acquired:
Cash	$12.3
Receivables	1.6
Inventories	1.3
Identifiable intangible assets	0.5

	$15.7

In January 2010, Anvil sold its Canadian wholesale distribution business for $40.3 million, including post-closing adjustments. This business had fiscal 2009 net sales of approximately $107 million and its income from operations was not material to the Company’s income from operations. We recorded a pre-tax gain of $2.9 million to selling, general and administrative expenses in connection with this transaction. We also entered into a 3 1/2 year supply agreement with the buyer requiring the buyer to purchase at least a specified amount of products from Anvil at market rates. The book values of assets sold during the nine months ended June 30, 2010 are presented below (in millions).

Receivables	$15.8
Inventories	23.3
Other current assets	0.3
Property, plant, and equipment, net	4.9
Identifiable intangible assets	0.6
Accounts payable and other current liabilities	(7.5)

$37.4

Note 4. Restructuring Activities

Activity in accrued restructuring during the nine months ended June 30, 2010 is presented below (in millions).

Balance at September 30, 2009	$3.4
Additions	5.7
Payments and other	(7.8)

Balance at June 30, 2010	$1.3

In February 2010, we announced our intent to close U.S. Pipe’s ductile iron pipe manufacturing plant in North Birmingham, Alabama, eliminating approximately 260 positions. Manufacturing at North Birmingham ceased during April 2010. In connection with this closure, we recorded a restructuring charge of $11.6 million during the nine months ended June 30, 2010, consisting of $6.1 million of asset impairment charges and $5.5 million of employee-related and other charges. We expect to record additional net expenses related to the closure of approximately $3 million to $4 million over the remainder of the fiscal year ending September 30, 2010.

Note 5. Income Taxes

At June 30, 2010 and September 30, 2009, the gross liabilities for unrecognized income tax benefits were $11.4 million and $16.2 million, respectively. The decrease in gross unrecognized tax benefits was primarily related to the effective settlement of certain state tax matters, including payments of $2.0 million.

We recognize interest related to uncertain income tax positions as interest expense and would recognize any penalties that may be incurred as selling, general and administrative expenses. At June 30, 2010 and September 30, 2009, we had $2.3 million and $2.7 million, respectively, of accrued interest related to uncertain tax positions. In the three months and nine months ended June 30, 2010, we charged to expense $0.1 million and $0.1 million, respectively, of tax-related accrued interest, primarily due to state tax settlements. We charged to expense $0.1 million of such tax-related interest in the three months and nine months ended June 30, 2009.

During the three months ended December 31, 2008, we resolved certain tax matters relating to Mueller Co. and Anvil involving periods prior to the Mueller Acquisition. As a result, we recorded a decrease of $0.8 million to accrued liabilities and a corresponding decrease to goodwill.

Tax years dating back to 2003 generally remain open to examination by various U.S. and foreign taxing authorities.

The effective income tax rate applied to our pre-tax loss in the nine months ended June 30, 2010 was 34.2%, which included state income tax benefits of 5.4% offset by the unfavorable effect of nondeductible expenses and other items totaling (2.4)% and the impact of repatriation of Canadian earnings of (3.8)%. Our effective income tax rate on the pre-tax loss before the goodwill impairment was 38.1% in the nine months ended June 30, 2009.

Note 6. Borrowing Arrangements

The components of our long-term debt are presented below.

	June 30, 2010	September 30, 2009
	(in millions)
2007 Credit Agreement:
Term Loan A	$52.8	$66.5
Term Loan B	218.1	252.0
7 3/8 % Senior Subordinated Notes	420.0	420.0
Other	1.8	1.7

	692.7	740.2
Less current portion	(10.5)	(11.7)

	$682.2	$728.5

2007 Credit Agreement. At June 30, 2010, our amended credit agreement (the “2007 Credit Agreement”) consisted of a $200 million senior secured revolving credit facility (the “Revolver”), a $52.8 million term loan (“Term Loan A”) and a $218.1 million term loan (“Term Loan B”). The 2007 Credit Agreement contains customary covenants and events of default, including covenants that limit our ability to incur debt, pay dividends and make investments. Substantially all of our real and personal property has been pledged as collateral under the 2007 Credit Agreement.

Borrowings under the 2007 Credit Agreement bear interest at a floating rate equal to LIBOR plus a margin ranging from 500 to 600 basis points depending on our consolidated senior secured first lien leverage ratio, as defined in the 2007 Credit Agreement. At June 30, 2010, the applicable margin was 500 basis points.

The Revolver terminates in May 2012, and there were no outstanding borrowings under the Revolver at June 30, 2010. For any unused borrowing capacity under the Revolver, we pay a commitment fee, which ranges from 50 to 75 basis points depending on our consolidated senior secured first lien leverage ratio. At June 30, 2010, the applicable fee was 50 basis points. The borrowing capacity under the Revolver is subject to the financial covenants and is reduced by outstanding letters of credit, which totaled $37.9 million at June 30, 2010.

Term Loan A matures in May 2012. The 2007 Credit Agreement requires quarterly payments of $1.8 million and payment of the remaining balance at maturity. At June 30, 2010, the weighted-average effective interest rate was 5.5%, including the margin. Based on information provided by an external source, we estimate the fair value of the outstanding borrowings for Term Loan A was $52.8 million at June 30, 2010.

Term Loan B matures in May 2014. The 2007 Credit Agreement requires quarterly payments of $0.7 million and payment of the remaining balance at maturity. At June 30, 2010, the weighted-average effective interest rate was 9.9%, including the margin and the effects of interest rate swap contracts. Based on information provided by an external source, we estimate the fair value of the outstanding borrowings for Term Loan B was $218.1 million at June 30, 2010.

7  3/8% Senior Subordinated Notes. The 7 3 /8% Senior Subordinated Notes (the “Notes”) mature in June 2017 and bear interest at 7.375%, paid semi-annually. At June 30, 2010, based on quoted market prices, the outstanding Notes had a fair value of $367.5 million.

The indenture securing the Notes contains customary covenants and events of default, including covenants that limit our ability to incur debt, pay dividends and make investments. All of our United States subsidiaries guarantee the Notes.

During the nine months ended June 30, 2010, we prepaid $40.0 million of term loan borrowings and incurred a loss on early extinguishment of debt of $0.5 million. During the three months ended June 30, 2009, we repaid $125 million of borrowings under the 2007 Credit Agreement. This resulted in a loss on early extinguishment of debt of $2.3 million. During the three months ended December 31, 2008, we acquired $5.0 million in principal of the Notes in the open market for $3.4 million in cash. This resulted in a gain on early extinguishment of debt of $1.5 million after writing off related deferred financing fees of $0.1 million.

We were in compliance with all applicable debt covenants at June 30, 2010.

Note 7. Derivative Financial Instruments

We are exposed to interest rate risk, commodity price risk and foreign exchange risk relating to our ongoing business operations, which we manage to some extent using derivative instruments. We enter into interest rate swap contracts to manage interest rate risk associated with our variable-rate borrowings. We enter into natural gas swap contracts to manage the price risk associated with future purchases of natural gas used in our manufacturing processes. We have entered into foreign currency forward exchange contracts to manage foreign currency exchange risk associated with our Canadian-dollar denominated intercompany loan. During the nine months ended June 30, 2010, we settled our only outstanding foreign currency forward contract.

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

Interest Rate Swap Contracts. Our interest rate swap contracts result in payments of interest at fixed rates ranging from 4.8% to 5.0% and expire at various dates through September 2012.

During the three months ended March 31, 2010, we recorded a non-cash net credit to interest expense and a pre-tax debit to accumulated other comprehensive loss of $4.7 million related to interest rate swap contracts that had been terminated in September 2009. This amount had been charged to interest expense during the year ended September 30, 2009. It should have been amortized to interest expense over the original term of the terminated contracts, which would have matured at various dates through May 2012. At June 30, 2010, the unamortized portion remaining in accumulated other comprehensive loss was $2.6 million, net of tax.

Our outstanding interest rate swap contracts at June 30, 2010 and September 30, 2009 are presented below. We also have a $100.0 million total notional amount forward-starting interest rate swap contract that will begin at a future date.

	Hedged loan principal
Rate benchmark	June 30, 2010	September 30, 2009
	(in millions)

90-day LIBOR	$175.0	$275.0

The effects of our interest rate swap contracts on the consolidated financial statements are presented below.

	Three months ended June 30,		Nine months ended June 30,
	2010	2009	2010	2009
	(in millions)
Gain (loss) recognized in other comprehensive loss	$0.5	$3.0	$0.7	$(6.5)
Loss reclassified from accumulated other comprehensive loss into income	(2.5)	(3.4)	(7.2)	(7.3)

Natural Gas Swap Contracts. Our natural gas swap contracts result in fixed natural gas purchase prices ranging from $5.60 per MMBtu to $6.05 per MMBtu through September 2010. Our outstanding natural gas swap contracts at June 30, 2010 and September 30, 2009 are presented below.

	Hedged MMBtu
Rate benchmark	June 30, 2010	September 30, 2009

NYMEX natural gas	122,000	434,000

The effects of our natural gas swap contracts on the consolidated financial statements are presented below.

	Three months ended June 30,		Nine months ended June 30,
	2010	2009	2010	2009
	(in millions)
Gain (loss) recognized in other comprehensive loss	$0.1	$0.8	$(0.1)	$—
Gain (loss) reclassified from accumulated other comprehensive loss into income	—	(1.2)	0.2	(2.4)
Ineffectiveness gain (loss) recognized in income	(0.2)	(0.3)	(0.6)	(0.5)

Foreign Currency Forward Contracts. We settled our outstanding foreign currency forward contract during the nine months ended June 30, 2010 with a cash payment of $1.7 million. Our outstanding foreign currency forward contracts at June 30, 2010 and September 30, 2009 are presented below.

	Hedged Canadian dollars
Rate benchmark	June 30, 2010	September 30, 2009
	(in millions)
Canadian dollar	—	28.0

Gains and losses on our foreign currency forward contracts are included in selling, general, and administrative expenses, where they offset transaction losses and gains recorded in connection with an intercompany loan. The effects of our foreign currency forward contracts on the consolidated statements of operations are presented below.

	Three months ended June 30,		Nine months ended June 30,
	2010	2009	2010	2009
	(in millions)

Gain (loss) recognized in income	$—	$(1.8)	$(1.0)	$2.2

Our derivative contracts were recorded at fair values calculated using publicly observable data such as interest rates and natural gas prices. The fair values of our derivative contracts are presented below.

	June 30, 2010		September 30, 2009
	Balance sheet location	Fair value	Balance sheet location	Fair value
	(in millions)

Liability derivatives:
Derivatives designated as hedging instruments:
Interest rate swap contracts	Other noncurrent liabilities	$13.4	Other noncurrent liabilities	$18.8
Natural gas swap contracts	Other current liabilities	0.1	Other current liabilities	—

		13.5		18.8
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current liabilities	—	Other noncurrent liabilities	0.7

		$13.5		$19.5

Note 8. Retirement Plans

The components of net periodic benefit cost for defined benefit pension plans and other postretirement benefit plans are as follows.

	Defined benefit pension plans
	Three months ended June 30,		Nine months ended June 30,
	2010	2009	2010	2009
	(in millions)

Components of net periodic benefit cost:
Service cost	$0.8	$1.0	$3.0	$3.0
Interest cost	5.4	5.8	15.8	17.4
Expected return on plan assets	(5.4)	(5.5)	(16.4)	(16.3)
Amortization of prior service cost	0.1	0.2	0.5	0.6
Amortization of net loss	2.0	0.9	6.8	2.5
Loss due to settlement or curtailment	—	—	2.6	—

	$2.9	$2.4	$12.3	$7.2

	Other postretirement benefit plans
	Three months ended June 30,		Nine months ended June 30,
	2010	2009	2010	2009
	(in millions)
Components of net periodic benefit cost (gains):
Service cost	$—	$0.1	$0.1	$0.2
Interest cost	—	0.1	0.2	0.4
Amortization of prior service gain	(0.5)	(0.8)	(2.0)	(2.5)
Amortization of net gain	(0.2)	(0.4)	(0.8)	(1.2)
Gain due to settlement or curtailment	(1.0)	—	(1.6)	—

	$(1.7)	$(1.0)	$(4.1)	$(3.1)

The amortization of unrecognized prior service cost or gain and of actuarial losses or gains, net of tax, are recorded as components of accumulated other comprehensive loss. We recorded a decrease to accumulated other comprehensive loss of $2.7 million during the nine months ended June 30, 2010 and an increase to accumulated other comprehensive loss of $0.4 million during the nine months ended June 30, 2009.

In February 2010, we announced our intent to close U.S. Pipe’s North Birmingham plant. In connection with this closure, we recorded pension curtailment expense of $2.6 million and an other postretirement benefit plan curtailment gain of $1.6 million, which were included in restructuring charges for the nine months ended June 30, 2010. We expect to record a gain of $0.3 million related to the curtailment of other postretirement benefit plans during the three months ending September 30, 2010.

During the nine months ended June 30, 2010, we contributed $9.4 million to our defined benefit pension plans. We estimate we will contribute a total of approximately $23 million to our pension plans during the fiscal year ending September 30, 2010. We also expect to contribute a total of $0.7 million to our other postretirement benefit plans in the fiscal year ending September 30, 2010.

Note 9. Stock-based Compensation Plans

We granted equity awards under our Mueller Water Products, Inc. Amended and Restated 2006 Stock Incentive Plan and Mueller Water Products, Inc. 2006 Employee Stock Purchase Plan during the nine months ended June 30, 2010 as follows.

	Number of instruments	Weighted average fair value per instrument	Total fair value
	(in millions, except per instrument value)

Six months ended March 31, 2010:
Restricted stock units	0.9	$5.01	$4.7
Non-qualified stock options	1.6	1.69	2.6
Employee stock purchase plan instruments	0.1	1.33	0.2

Three months ended June 30, 2010:
Restricted stock units	—	4.24	—
Non-qualified stock options	—	1.45	—
Employee stock purchase plan instruments	0.1	1.29	0.1

	2.7		$7.6

We recorded stock-based compensation expense of $2.0 million and $6.7 million in the three months and nine months ended June 30, 2010, respectively. At June 30, 2010, there was approximately $8.3 million of unrecognized compensation expense related to equity awards.

We recorded net losses in the three months and nine months ended June 30, 2010 and 2009. Because the effect of including normally dilutive securities in the earnings per share calculation would have been antidilutive, all stock-based compensation instruments were excluded from the calculation of diluted net loss per share for the three months and nine months ended June 30, 2010 and 2009.

Note 10. Supplemental Balance Sheet Information

Selected supplemental balance sheet information is presented below.

	June 30, 2010	September 30, 2009
	(in millions)

Inventories:
Purchased materials and manufactured parts	$47.4	$56.7
Work in process	75.3	83.8
Finished goods	153.2	202.3

	$275.9	$342.8

Other current assets:
Income taxes	$16.9	$42.0
Maintenance and repair tooling	31.3	31.3
Other	10.6	7.5

	$58.8	$80.8

Property, plant and equipment, net:
Land	$24.4	$24.9
Buildings	93.7	97.9
Machinery and equipment	612.8	633.8
Construction in progress	13.0	17.2

	743.9	773.8
Accumulated depreciation	(477.2)	(477.4)

	$266.7	$296.4

Other current liabilities:
Compensation and benefits	$37.6	$40.5
Cash discounts and rebates	12.8	14.2
Taxes other than income taxes	6.4	10.1
Interest	5.6	14.7
Warranty	2.8	4.0
Severance	0.3	0.2
Restructuring	1.3	3.4
Income taxes	3.0	0.3
Environmental	0.3	0.5
Other	9.3	9.5

	$79.4	$97.4

Note 11. Comprehensive Loss

Comprehensive losses in the three months and nine months ended June 30 are presented below.

	Three months ended June 30,		Nine months ended June 30,
	2010	2009	2010	2009
	(in millions)

Net loss	$(3.8)	$(19.0)	$(38.2)	$(985.8)
Other comprehensive income (loss):
Effect of net gain (loss) on derivatives	1.1	6.4	5.8	(10.6)
Income tax effects	(0.5)	(2.6)	(2.3)	4.1
Deferral of interest expense on terminated swap contracts	—	—	(4.7)	—
Income tax effects	—	—	1.8	—

	0.6	3.8	0.6	(6.5)

Foreign currency translation	(2.1)	5.0	2.5	(7.5)

Minimum pension liability	1.3	(0.2)	4.5	(0.4)
Income tax effects	(0.5)	0.1	(1.8)	0.1

	0.8	(0.1)	2.7	(0.3)

	$(4.5)	$(10.3)	$(32.4)	$(1,000.1)

Accumulated other comprehensive loss is presented below.

			June 30, 2010	September 30, 2009
			(in millions)

Net unrealized loss on derivatives			$(10.8)	$(11.4)
Foreign currency translation			6.5	4.0
Minimum pension liability			(75.8)	(78.5)

			$(80.1)	$(85.9)

Note 12. Segment Information

Segment assets consist primarily of receivables, inventories, property, plant and equipment and intangible assets. Summarized financial information for our segments is presented below.

	Three months ended June 30,		Nine months ended June 30,
	2010	2009	2010	2009
	(in millions)
Net sales, excluding intersegment sales:
Mueller Co.	$174.6	$154.6	$449.1	$389.0
U.S. Pipe	120.2	96.7	282.9	305.6
Anvil	81.1	111.9	258.8	358.5

	$375.9	$363.2	$990.8	$1,053.1

Intersegment sales:
Mueller Co.	$3.6	$4.4	$11.0	$13.0
U.S. Pipe	0.9	0.8	1.6	1.6
Anvil	—	0.1	0.3	0.4

	$4.5	$5.3	$12.9	$15.0

Depreciation and amortization:
Mueller Co.	$12.3	$12.7	$37.2	$38.2
U.S. Pipe	4.6	4.3	14.0	16.6
Anvil	3.9	4.4	11.5	13.0
Corporate	0.3	0.2	0.6	0.5

	$21.1	$21.6	$63.3	$68.3

Impairment and restructuring:
Mueller Co.	$—	$0.7	$0.1	$820.1
U.S. Pipe	0.9	1.5	11.6	100.9
Anvil	—	1.7	0.1	95.6
Corporate	—	—	—	0.2

	$0.9	$3.9	$11.8	$1,016.8

Income (loss) from operations:
Mueller Co.	$28.8	$12.9	$54.4	$(795.4)
U.S. Pipe	(11.3)	(18.3)	(53.5)	(135.1)
Anvil	4.5	5.0	14.9	(55.5)
Corporate	(9.5)	(8.1)	(25.9)	(27.8)

	$12.5	$(8.5)	$(10.1)	$(1,013.8)

Capital expenditures:
Mueller Co.	$2.7	$1.7	$9.8	$7.8
U.S. Pipe	2.1	1.6	7.4	7.1
Anvil	2.0	1.8	4.1	7.5
Corporate	—	—	0.1	0.3

	$6.8	$5.1	$21.4	$22.7

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

U.S. Pipe and the other settling defendants contend that the legal effect of the AOC extinguishes Solutia’s claims and they filed a motion for summary judgment to that effect. Discovery in this matter had been stayed while the motion for summary judgment was pending. In June 2008, the court issued a summary judgment order, holding that plaintiffs’ claims for contribution are barred by the AOC but giving plaintiffs the right to seek to recover cleanup costs they voluntarily incurred. The court granted a motion for immediate appeal to the Eleventh Circuit Court of Appeals, but the Eleventh Circuit declined to take the appeal. The parties engaged in fact discovery in 2009, and U.S. Pipe has moved for reconsideration of the June 2008 summary judgment order that permitted plaintiffs to proceed with their claims to seek recovery of cleanup costs under Section 107(a) of the Comprehensive Environmental Response, Compensation, and Liability Act. On July 2, 2010, the district court granted summary judgment on the cost recovery claims under Section 107(a) and dismissed those remaining counts against the Company. On July 30, 2010, plaintiffs moved to clarify or amend the district court’s July 2, 2010 order to permit the plaintiffs to pursue a claim under Section 107(a) to recover costs that were not incurred under any removal order or settlement. We currently have no basis to form a view with respect to the probability or amount of liability in this matter.

U.S. Pipe and a number of co-defendant foundry-related companies were named in a putative civil class action case originally filed in April 2005 in the Circuit Court of Calhoun County, Alabama, and removed by defendants to the U.S. District Court for the Northern District of Alabama under the Class Action Fairness Act. The putative plaintiffs in the case filed an amended complaint with the U.S. District Court in December 2006. The amended complaint alleged state law tort claims (negligence, failure to warn, wantonness, nuisance, trespass and outrage) arising from creation and disposal of “foundry sand” alleged to contain harmful levels of PCBs and other toxins, including arsenic, cadmium, chromium, lead and zinc. The plaintiffs originally sought damages for real and personal property and for other unspecified personal injury. In June 2007, a motion to dismiss was granted to U.S. Pipe and certain co-

defendants as to the claims for negligence, failure to warn, nuisance, trespass and outrage. The remainder of the complaint was dismissed with leave to file an amended complaint. On July 6, 2007, plaintiffs filed a second amended complaint, which dismissed prior claims relating to U.S. Pipe’s former facility located at 2101 West 10th Street in Anniston, Alabama and no longer alleges personal injury claims. Plaintiffs filed a third amended complaint on July 27, 2007. U.S. Pipe and the other defendants have moved to dismiss the third amended complaint. In September 2008, the court issued an order on the motion, dismissing the claims for wantonness and permitting the plaintiffs to move forward with their claims of nuisance, trespass and negligence. The court has ordered the parties to mediate the dispute. Management believes that numerous procedural and substantive defenses are available. We currently have no basis to form a view with respect to the probability or amount of liability in this matter.

On July 13, 2010, Rohcan Investments Limited (“Rohcan”), the former owner of property leased by Mueller Canada and located in Milton, Ontario, filed suit against Mueller Canada and its two directors seeking C$10 million in damages arising from the defendants’ alleged environmental contamination of the property and breach of lease. Mueller Canada occupied the property from 1988 through 2006 and paid rent until the lease expired in 2008. We have tendered this lawsuit to the former owner of Mueller Canada for defense and indemnification. We currently have no basis to form a view with respect to the probability or amount of liability in this matter.

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

A dispute exists with regard to federal income taxes for fiscal years 1980 through 1994 allegedly owed by the Walter Energy consolidated group, which included U.S. Pipe during these periods. According to Walter Energy’s last available public filing on the matter, Walter Energy’s management estimated that the amount of tax claimed by the Internal Revenue Service (“IRS”) was approximately $34.0 million for issues currently in dispute in bankruptcy court for matters unrelated to us. This amount is subject to interest and penalties. Of the $34.0 million in claimed tax, $21.0 million represents issues in which the IRS is not challenging the deductibility of the particular expense but only whether such expense is deductible in a particular year. Walter Energy’s management believes that Walter Energy’s financial exposure should be limited to interest and possible penalties and the amount of any tax claimed will be offset by refunds in other years.

In addition, the IRS previously issued a Notice of Proposed Deficiency assessing additional tax of $82.2 million for the fiscal years ended May 31, 2000, December 31, 2000 and December 31, 2001. The unresolved issues relate primarily to Walter Energy’s method of recognizing revenue on the sale of homes and related interest on the installment notes receivable. The items at issue relate primarily to the timing of revenue recognition and consequently, should the IRS prevail on its positions, Walter Energy’s financial exposure should be limited to interest and penalties. As a matter of law, the Company is jointly and severally liable for any final tax determination, which means that we would be liable in the event Walter Energy is unable to pay any amounts owed. Walter Energy has disclosed that it believes its filing positions have substantial merit and that it intends to defend vigorously any claims asserted.

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

In accordance with the income tax allocation agreement, Walter Energy used certain tax assets of a predecessor to the Company in its calendar 2006 tax return for which payment to us is required. The income tax allocation agreement only requires Walter Energy to make the payment upon realization of the tax benefit by receiving a refund or otherwise offsetting taxes due. Walter Energy currently owes us $10.9 million that is payable pending completion of an IRS audit of Walter Energy’s 2006 tax year and the related refund of tax from that year. We do not expect payment within a year from the current balance sheet date.

Note 14. Subsequent Events

On July 29, 2010, we declared a dividend of $0.0175 per share on our Series A common stock, payable on August 20, 2010 to stockholders of record at the close of business on August 10, 2010.

Note 15. Consolidating Guarantor and Non-Guarantor Financial Information

The following information is included as a result of the guarantee by certain of our wholly-owned U.S. subsidiaries, both direct and indirect, (the “Guarantor Companies”) of the Notes. None of our other subsidiaries guarantee the Notes. Each of the guarantees is joint and several and full and unconditional. The Guarantor Companies at June 30, 2010 are presented below.

Name	State of incorporation or organization
Anvil 1, LLC	Delaware
Anvil 2, LLC	Delaware
Anvil International, LP	Delaware
AnvilStar, LLC	Delaware
Fast Fabricators, LLC	Delaware
Henry Pratt Company, LLC	Delaware
Henry Pratt International, LLC	Delaware
Hersey Meters Co., LLC	Delaware
Hunt Industries, LLC	Delaware
Hydro Gate, LLC	Delaware
J.B. Smith Mfg. Co., LLC	Delaware
James Jones Company, LLC	Delaware
MCO 1, LLC	Alabama
MCO 2, LLC	Alabama
Milliken Valve, LLC	Delaware
Mueller Co. Ltd.	Alabama
Mueller Financial Services, LLC	Delaware
Mueller Group, LLC	Delaware
Mueller Group Co-Issuer, Inc.	Delaware
Mueller International, Inc.	Delaware
Mueller International, L.L.C.	Delaware
Mueller International Finance, Inc.	Delaware
Mueller International Finance, L.L.C.	Delaware
Mueller Service California, Inc.	Delaware
Mueller Service Co., LLC	Delaware
Mueller Technologies, LLC	Delaware
United States Pipe and Foundry Company, LLC	Alabama
U.S. Pipe Valve & Hydrant, LLC	Delaware

Mueller Water Products, Inc. and Subsidiaries

Consolidating Balance Sheet

June 30, 2010

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
	(in millions)
Assets:
Cash and cash equivalents	$52.1	$(0.7)	$25.7	$—	$77.1
Receivables, net	0.2	192.6	20.4	—	213.2
Inventories	—	257.4	18.5	—	275.9
Deferred income taxes	26.2	—	0.9	—	27.1
Other current assets	21.9	35.2	1.7	—	58.8

Total current assets	100.4	484.5	67.2	—	652.1
Property, plant and equipment	2.1	254.6	10.0	—	266.7
Identifiable intangible assets, net	—	640.0	—	—	640.0
Other noncurrent assets	26.3	2.6	1.3	—	30.2
Investment in subsidiaries	(35.1)	25.1	—	10.0	—

Total assets	$93.7	$1,406.8	$78.5	$10.0	$1,589.0

Liabilities and equity:
Current portion of long-term debt	$9.7	$0.8	$—	$—	$10.5
Accounts payable	4.2	82.9	4.1	—	91.2
Other current liabilities	19.3	53.8	6.3	—	79.4

Total current liabilities	33.2	137.5	10.4	—	181.1

Long-term debt	681.4	0.8	—	—	682.2
Deferred income taxes	159.8	—	0.5	—	160.3
Other noncurrent liabilities	26.7	135.1	0.3	—	162.1
Intercompany accounts	(1,210.7)	1,168.5	42.2	—	—

Total liabilities	(309.6)	1,441.9	53.4	—	1,185.7

Equity	403.3	(35.1)	25.1	10.0	403.3

Total liabilities and equity	$93.7	$1,406.8	$78.5	$10.0	$1,589.0

Mueller Water Products, Inc. and Subsidiaries

Consolidating Balance Sheet

September 30, 2009

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
	(in millions)

Assets:
Cash and cash equivalents	$41.7	$(0.2)	$20.0	$—	$61.5
Receivables, net	—	183.1	33.2	—	216.3
Inventories	—	295.7	47.1	—	342.8
Deferred income taxes	30.4	—	0.4	—	30.8
Assets held for sale	—	13.9	—	—	13.9
Other current assets	44.7	33.9	2.2	—	80.8

Total current assets	116.8	526.4	102.9	—	746.1

Property, plant and equipment	2.4	278.5	15.5	—	296.4
Identifiable intangible assets, net	—	663.6	—	—	663.6
Other noncurrent assets	25.3	6.2	1.9	—	33.4
Investment in subsidiaries	(90.6)	21.7	—	68.9	—

Total assets	$53.9	$1,496.4	$120.3	$68.9	$1,739.5

Liabilities and equity:
Current portion of long term-debt	$11.1	$0.6	$—	$—	$11.7
Accounts payable	4.7	95.2	11.8	—	111.7
Other current liabilities	29.5	62.3	5.6	—	97.4

Total current liabilities	45.3	158.1	17.4	—	220.8
Long-term debt	727.7	0.8	—	—	728.5
Deferred income taxes	179.4	—	0.6	—	180.0
Other noncurrent liabilities	32.7	140.8	0.4	—	173.9
Intercompany accounts	(1,367.5)	1,287.3	80.2	—	—

Total liabilities	(382.4)	1,587.0	98.6	—	1,303.2

Equity	436.3	(90.6)	21.7	68.9	436.3

Total liabilities and equity	$53.9	$1,496.4	$120.3	$68.9	$1,739.5

Mueller Water Products, Inc. and Subsidiaries

Consolidating Statement of Operations

Three Months Ended June 30, 2010

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
	(in millions)

Net sales	$—	$336.1	$39.8	$—	$375.9
Cost of sales	(0.2)	272.8	32.7	—	305.3

Gross profit	0.2	63.3	7.1	—	70.6

Operating expenses:
Selling, general and administrative	9.3	45.3	2.6	—	57.2
Restructuring	—	1.1	(0.2)	—	0.9

Total operating expenses	9.3	46.4	2.4	—	58.1

Income (loss) from operations	(9.1)	16.9	4.7	—	12.5
Interest expense, net	15.8	—	—	—	15.8

Income (loss) before income taxes	(24.9)	16.9	4.7	—	(3.3)

Income tax expense (benefit)	(8.7)	7.6	1.6	—	0.5
Equity in income (loss) of subsidiaries	12.4	3.1	—	(15.5)	—

Net income (loss)	$(3.8)	$12.4	$3.1	$(15.5)	$(3.8)

Mueller Water Products, Inc. and Subsidiaries

Consolidating Statement of Operations

Nine Months Ended June 30, 2010

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
	(in millions)

Net sales	$—	$874.3	$116.5	$—	$990.8
Cost of sales	(0.2)	726.7	99.6	—	826.1

Gross profit	0.2	147.6	16.9	—	164.7

Operating expenses:
Selling, general and administrative	25.6	130.0	7.4	—	163.0
Restructuring	—	11.8	—	—	11.8

Total operating expenses	25.6	141.8	7.4	—	174.8

Income (loss) from operations	(25.4)	5.8	9.5	—	(10.1)
Interest expense, net	47.3	0.1	—	—	47.4
Loss on early extinguishment of debt	0.5	—	—	—	0.5

Income (loss) before income taxes	(73.2)	5.7	9.5	—	(58.0)

Income tax expense (benefit)	(26.4)	3.3	3.3	—	(19.8)
Equity in income (loss) of subsidiaries	8.6	6.2	—	(14.8)	—

Net income (loss)	$(38.2)	$8.6	$6.2	$(14.8)	$(38.2)

Mueller Water Products, Inc. and Subsidiaries

Consolidating Statement of Operations

Three Months Ended June 30, 2009

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
	(in millions)

Net sales	$—	$300.0	$63.2	$—	$363.2
Cost of sales	—	249.9	55.5	—	305.4

Gross profit	—	50.1	7.7	—	57.8

Operating expenses:
Selling, general and administrative	7.9	46.0	8.5	—	62.4
Impairment	—	—	—	—	—
Restructuring	—	3.9	—	—	3.9

Total operating expenses	7.9	49.9	8.5	—	66.3

Income (loss) from operations	(7.9)	0.2	(0.8)	—	(8.5)
Interest expense, net	17.3	(0.1)	—	—	17.2
Loss on early extinguishment of debt	2.3	—	—	—	2.3

Loss before income taxes	(27.5)	0.3	(0.8)	—	(28.0)

Income tax expense (benefit)	(9.5)	0.7	(0.2)	—	(9.0)
Equity in loss of subsidiaries	(1.0)	(0.6)	—	1.6	—

Net loss	$(19.0)	$(1.0)	$(0.6)	$1.6	$(19.0)

Mueller Water Products, Inc. and Subsidiaries

Consolidating Statement of Operations

Nine Months Ended June 30, 2009

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
	(in millions)

Net sales	$—	$884.1	$169.0	$—	$1,053.1
Cost of sales	—	717.9	147.5	—	865.4

Gross profit	—	166.2	21.5	—	187.7

Operating expenses:
Selling, general and administrative	26.9	136.9	20.9	—	184.7
Impairment	—	970.9	—	—	970.9
Restructuring	0.2	45.7	—	—	45.9

Total operating expenses	27.1	1,153.5	20.9	—	1,201.5

Income (loss) from operations	(27.1)	(987.3)	0.6	—	(1,013.8)
Interest expense, net	51.2	(0.1)	—	—	51.1
Loss on early extinguishment of debt	0.8	—	—	—	0.8

Income (loss) before income taxes	(79.1)	(987.2)	0.6	—	(1,065.7)

Income tax expense (benefit)	(26.1)	(54.0)	0.2	—	(79.9)
Equity in income (loss) of subsidiaries	(932.8)	0.4	—	932.4	—

Net income (loss)	$(985.8)	$(932.8)	$0.4	$932.4	$(985.8)

Mueller Water Products, Inc. and Subsidiaries

Consolidating Statement of Cash Flows

Nine Months Ended June 30, 2010

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
	(in millions)

Operating activities:
Net cash provided by (used in) operating activities	$65.3	$(34.6)	$5.0	$—	$35.7

Investing activities:
Capital expenditures	(0.1)	(21.0)	(0.3)	—	(21.4)
Proceeds from sales of assets	—	54.5	—	—	54.5

Net cash provided by (used in) investing activities	(0.1)	33.5	(0.3)	—	33.1

Financing activities:
Increase in outstanding checks	—	0.6	—	—	0.6
Debt paid or repurchased	(47.5)	—	—	—	(47.5)
Common stock issued	0.8	—	—	—	0.8
Dividends paid	(8.1)	—	—	—	(8.1)

Net cash provided by (used in) financing activities	(54.8)	0.6	—	—	(54.2)

Effect of currency exchange rate changes on cash	—	—	1.0	—	1.0

Net change in cash and cash equivalents	10.4	(0.5)	5.7	—	15.6

Cash and cash equivalents at beginning of period	41.7	(0.2)	20.0	—	61.5

Cash and cash equivalents at end of period	$52.1	$(0.7)	$25.7	$—	$77.1

Mueller Water Products, Inc. and Subsidiaries

Consolidating Statement of Cash Flows

Nine Months Ended June 30, 2009

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
	(in millions)

Operating activities:
Net cash provided by operating activities	$34.5	$27.7	$6.1	$—	$68.3

Investing activities:
Capital expenditures	(0.3)	(19.4)	(3.0)	—	(22.7)
Acquisition of technology	—	(8.7)	—	—	(8.7)
Proceeds from sales of assets	—	0.5	3.9	—	4.4

Net cash provided by (used in) investing activities	(0.3)	(27.6)	0.9	—	(27.0)

Financing activities:
Decrease in outstanding checks	—	4.4	—	—	4.4
Debt borrowings	539.4	—	—	—	539.4
Debt paid or repurchased	(672.1)	—	—	—	(672.1)
Payment of deferred financing fees	(9.9)	—	—	—	(9.9)
Common stock issued	0.6	—	—	—	0.6
Dividends paid	(6.1)	—	—	—	(6.1)

Net cash provided by (used in) financing activities	(148.1)	4.4	—	—	(143.7)

Effect of currency exchange rate changes on cash	—	—	(1.4)	—	(1.4)

Net change in cash and cash equivalents	(113.9)	4.5	5.6	—	(103.8)
Cash and cash equivalents at beginning of period	179.1	(4.6)	9.4	—	183.9

Cash and cash equivalents at end of period	$65.2	$(0.1)	$15.0	$—	$80.1

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto that appear in the Company’s Annual Report on Form 10-K for the year ended September 30, 2009 and with the condensed consolidated financial statements that appear elsewhere in this report.

This report contains certain statements that may be deemed “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended. All statements, that address activities, events or developments that the Company’s management intends, expects, plans, projects, believes or anticipates will or may occur in the future are forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements we make regarding general economic conditions, our ability to increase capacity utilization, increase prices, expenses related to the closure of a ductile iron pipe manufacturing facility in North Birmingham, Alabama and the recovery, if any, of our end markets. Forward-looking statements are based on certain assumptions and assessments made by management in light of their experience and their perception of historical trends, current conditions and expected future developments. Actual results and the timing of events may differ materially from those contemplated by the forward-looking statements due to a number of factors, including regional, national or global political, economic, business, competitive, market and regulatory conditions and the following:

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

Mueller Water Products, Inc., a Delaware corporation, together with its consolidated subsidiaries, operates in three business segments: Mueller Co., U.S. Pipe and Anvil. Mueller Co. manufactures valves for water and gas systems, including butterfly, iron gate, tapping, check, plug and ball valves, as well as dry-barrel and wet-barrel fire hydrants and a full range of metering products for the water infrastructure industry. U.S. Pipe manufactures a broad line of ductile iron pipe, joint restraint products, fittings and other ductile iron products. Anvil manufactures and sources a broad range of product, including a variety of fittings, couplings, hangers, nipples and related pipe products. The “Company,” “we,” “us” or “our” refer to Mueller Water Products, Inc. and subsidiaries or their management. With regard to the Company’s segments, “we,” “us” or “our” may also refer to the segment being discussed or its management.

Except as otherwise noted, all financial and operating data has been presented on a fiscal year and fiscal quarter basis. Our fiscal year ends on September 30, and our interim fiscal quarters end on December 31, March 31 and June 30.

Business Developments and Trends

The impact of the overall weakness of the U.S. economy on our end markets continues to adversely affect our operations. Net sales have decreased significantly from fiscal 2008 levels, though shipment volumes in the two most recent quarters were higher than the corresponding prior year periods. Our manufacturing operations include significant fixed costs. With low production volumes, these fixed costs represent a higher percentage of the total cost to manufacture our products and our profitability is reduced. Reduced profitability consumes our available capital and adversely affects compliance with the financial covenants contained in our credit agreement and indentures. See “Liquidity and Capital Resources” for a detailed description of these financial covenants.

A significant portion of our net sales is directly related to municipal water infrastructure spending, residential construction activity and non-residential construction activity in the United States. Annualized housing starts in the first half of calendar 2010 were approximately 60% lower than the 50-year average of about 1.5 million units per year. Based on independent forecasts of housing starts, we do not expect substantial near-term recovery in residential construction, and we expect our related sales growth to lag any recovery in the residential construction market. We expect non-residential construction to decrease in fiscal 2010 as a result of a slowdown in general economic activity. Independent forecasts of calendar 2010 non-residential construction activity indicate a decline of 17% compared to calendar 2009.

As a result, most of our manufacturing facilities are operating significantly below their optimal capacities. Since the end of fiscal 2008, we have reduced headcount, consolidated facilities, reduced operating days and reduced overall spending activities in response to lower demand for our products. Capacity utilization increased in the fiscal 2010 third quarter in all three business segments. We continually monitor our production activities in response to evolving business conditions and expect to take additional steps to improve financial results.

U.S. Pipe closed its ductile iron pipe manufacturing facility in North Birmingham, Alabama in April 2010, eliminating approximately 260 positions. In connection with this closure, we recorded a restructuring charge of $11.6 million during the nine months ended June 30, 2010, consisting of $6.1 million of asset impairment charges and $5.5 million of employee-related and other charges. We expect to record additional net expenses of approximately $3 million to $4 million in the three months ending September 30, 2010 for employee-related and other charges.

In January 2010, Anvil sold its Canadian wholesale distribution business for $40.3 million, including post-closing adjustments. This business had fiscal 2009 net sales of approximately $107 million and its operating income was not material to the Company’s operating income. We recorded a pre-tax gain of $2.9 million to selling, general and administrative expenses in connection with this transaction. Anvil also entered into a 3 1/2 year supply agreement with the buyer requiring the buyer to purchase at least a specified amount of products from Anvil.

U.S. Pipe experienced a 5% decline in ductile iron pipe average per-ton sales prices during the quarter ended June 30, 2010 compared to the quarter ended June 30, 2009. Over that same time period, the costs of U.S. Pipe’s raw materials increased significantly. We expect that these cost increases will negatively impact gross profit during the quarter ending September 30, 2010.

An analysis of the funded status of our U.S. pension plan as of January 1, 2010 will be performed for purposes of determining funding thresholds under provisions of the Pension Protection Act. A significant portion of the assets invested in our defined benefit pension plans is invested in equity securities. If we lower our estimated rate of return on these assets, this would cause pension expense to increase and require higher levels of Company contributions to these plans. The total market value of our U.S. pension plan assets was $269.3 million and $270.0 million at June 30, 2010 and September 30, 2009, respectively. During the three months and nine months ended June 30, 2010, the investment performance of these assets was a loss of $8.7 million and a gain of $8.4 million, respectively. We currently estimate contributing a total of approximately $23 million to our pension plans during fiscal 2010.

Results of Operations

Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009

	Three months ended June 30, 2010
	Mueller Co.	U.S. Pipe	Anvil	Corporate	Total
			(in millions)

Net sales	$174.6	$120.2	$81.1	$—	$375.9

Gross profit (loss)	$52.1	$(2.7)	$21.1	$0.1	$70.6

Operating expenses:
Selling, general and administrative	23.3	7.7	16.6	9.6	57.2
Restructuring	—	0.9	—	—	0.9

Total operating expenses	23.3	8.6	16.6	9.6	58.1

Income (loss) from operations	$28.8	$(11.3)	$4.5	$(9.5)	12.5

Interest expense, net					15.8

Loss before income taxes					(3.3)
Income tax expense					0.5

Net loss					$(3.8)

	Three months ended June 30, 2009
	Mueller Co.	U.S. Pipe	Anvil	Corporate	Total
			(in millions)

Net sales	$154.6	$96.7	$111.9	$—	$363.2

Gross profit (loss)	$35.8	$(6.0)	$28.1	$(0.1)	$57.8

Operating expenses:
Selling, general and administrative	22.2	10.8	21.4	8.0	62.4
Impairment	—	—	—	—	—
Restructuring	0.7	1.5	1.7	—	3.9

Total operating expenses	22.9	12.3	23.1	8.0	66.3

Income (loss) from operations	$12.9	$(18.3)	$5.0	$(8.1)	(8.5)

Interest expense, net					17.2
Loss on early extinguishment of debt					2.3

Loss before income taxes					(28.0)
Income tax benefit					(9.0)

Net loss					$(19.0)

Consolidated Analysis

Net sales in the three months ended June 30, 2010 were $375.9 million compared to $363.2 million in the prior year period. Net sales increased $43.1 million due to higher shipment volumes and $4.3 million due to favorable changes in Canadian currency exchange rates. These items were partially offset by $30.8 million of 2009 net sales of two Anvil businesses divested earlier this fiscal year and $3.9 million due to lower pricing primarily at U.S. Pipe.

Gross profit in the three months ended June 30, 2010 was $70.6 million compared to $57.8 million in the prior year period. Gross profit increased $12.1 million due to manufacturing and other cost savings, $9.0 million due to higher shipment volumes and $8.3 million due to lower per-unit overhead costs on products sold. These items were partially offset by $6.6 million of higher raw material costs, $4.7 million due to the 2009 contribution from Anvil’s divested businesses and $3.9 million due to lower sales pricing. Gross margin increased to 18.8% in the three months ended June 30, 2010 compared to 15.9% in the prior year period. Gross margin increased primarily due to manufacturing and other cost savings and lower per-unit overhead costs on products sold. These items were partially offset by higher raw material costs and lower sales prices.

Selling, general and administrative expenses in the three months ended June 30, 2010 and 2009 were $57.2 million and $62.4 million, respectively. These expenses declined primarily due to Anvil’s divested businesses.

In the three months ended June 30, 2010, we recorded restructuring charges of $0.9 million related primarily to closing U.S. Pipe’s North Birmingham manufacturing facility. During the three months ended June 30, 2009, we suspended production throughout the Company for varying time periods in response to reduced demand for our products, implemented temporary wage reductions, furloughs and reduced work weeks for certain employees and reduced headcount by approximately 600 people. Severance expense incurred related to these headcount reductions during the three months ended June 30, 2009 was $3.9 million.

Interest expense, net was $15.8 million in the three months ended June 30, 2010 compared to $17.2 million in the three months ended June 30, 2009. The components of interest expense, net in the three months ended June 30, 2010 and 2009 are detailed below.

	Three months ended June 30,
	2010	2009
	(in millions)

2007 Credit Agreement, including interest rate swap contracts	$6.2	$8.6
7 3/8 % Senior Subordinated Notes	7.7	7.8
Deferred financing fees amortization	0.7	0.4
Other interest expense	1.2	0.7
Interest income	—	(0.3)

	$15.8	$17.2

Interest expense, net declined primarily due to lower debt levels under the 2007 Credit Agreement partially offset by higher interest rates on these borrowings.

During the three months ended June 30, 2009, we repaid $125 million of borrowings under the 2007 Credit Agreement. This resulted in a loss on early extinguishment of debt of $2.3 million.

Income tax expense in the three months ended June 30, 2010 included $2.2 million related to the repatriation of earnings from Canada. After the divestiture of a Canadian business earlier this year, we determined that our remaining Canadian operations no longer needed approximately $21 million of cash which we repatriated in the three months ended June 30, 2010. Excluding this item, income tax expense in the three months ended June 30, 2010 was a benefit of $1.7 million. In the three months ended June 30, 2010 and 2009, the other differences between income taxes and that expected using the U.S. federal statutory rate of 35% related primarily to state income taxes and non-deductible compensation.

Segment Analysis

Mueller Co.

Net sales in the three months ended June 30, 2010 were $174.6 million compared to $154.6 million in the prior year period. Net sales increased $15.2 million due to higher shipment volumes, $4.1 million due to favorable Canadian currency exchange rates and $0.7 million due to higher pricing.

Gross profit in the three months ended June 30, 2010 was $52.1 million compared to $35.8 million in the prior year period. Gross profit increased $7.2 million due to lower per-unit overhead costs on products sold, $5.5 million due to higher shipment volumes and $4.8 million due to manufacturing and other cost savings. Gross margin was 29.8% in the three months ended June 30, 2010 compared to 23.2% in the prior year period. Gross margin increased primarily due to lower per-unit overhead costs and manufacturing and other cost savings.

Selling, general and administrative expenses in the three months ended June 30, 2010 were $23.3 million compared to $22.2 million in the prior year period. These expenses increased primarily due to additional investment expenses in Mueller Systems, our meter and metering technology business.

In the three months ended June 30, 2009, we recorded restructuring charges of $0.7 million.

U.S. Pipe

Net sales in the three months ended June 30, 2010 were $120.2 million compared to $96.7 million in the prior year period. Net sales increased $27.5 million due to higher shipment volumes partially offset by $4.0 million of lower pricing.

Gross loss in the three months ended June 30, 2010 was $2.7 million compared to $6.0 million in the prior year period. Gross loss decreased $5.8 million due to manufacturing and other cost savings, $4.4 million due to higher shipment volumes and $4.1 million due to lower per-unit overhead costs on products sold. These items were partially offset by $6.4 million of higher raw material costs and $4.0 million of lower sales pricing. Gross loss margin was 2.2% in the three months ended June 30, 2010 compared to 6.2% in the prior year period. Gross loss margin improved due to manufacturing and other cost savings, lower per-unit overhead costs and improved product mix. These items were partially offset by higher raw material costs and lower sales prices.

Selling, general and administrative expenses in the three months ended June 30, 2010 were $7.7 million compared to $10.8 million in the prior year period. The prior year amount included $3.0 million of bad debt expense for a specific customer.

In the three months ended June 30, 2009, we restructured manufacturing operations at North Birmingham to lower fixed costs and reduce capacity. We recorded total restructuring charges during this period of $1.5 million. In February 2010, we announced our intent to close North Birmingham, eliminating approximately 260 positions. Manufacturing at North Birmingham ceased during April 2010. In connection with this closure, we recorded a restructuring charge of $0.9 million in the three months ended June 30, 2010, consisting primarily of employee-related and other charges. We expect to record net additional expenses of approximately $3 million to $4 million in the three months ending September 30, 2010 for employee-related and other charges.

Anvil

Net sales in the three months ended June 30, 2010 were $81.1 million compared to $111.9 million in the prior year period. Net sales decreased $30.8 million due to the 2009 net sales of two businesses divested earlier this fiscal year.

Gross profit in the three months ended June 30, 2010 was $21.1 million compared to $28.1 million in the prior year period. Gross profit decreased $4.7 million due to the prior year contribution of the divested businesses, $3.0 million due to higher per-unit overhead costs on products sold primarily due to lower production and $0.9 million due to lower shipment volumes. These items were partially offset by $1.5 million of manufacturing and other cost savings. Gross margin was 26.0% in the three months ended June 30, 2010 compared to 25.1% in the prior year period. Gross margin increased primarily due to the divestiture of relatively low margin businesses partially offset by a less favorable product mix.

Selling, general and administrative expenses in the three months ended June 30, 2010 were $16.6 million compared to $21.4 million in the prior year period. These expenses declined primarily due to the inclusion in the prior year period of expenses associated with the divested businesses.

During the three months ended June 30, 2009, we recorded restructuring charges of $1.7 million.

Corporate

Selling, general and administrative expenses were $9.6 million in the three months ended June 30, 2010 compared to $8.0 million in the prior year period. These expenses increased primarily due to higher professional fees.

Nine Months Ended June 30, 2010 Compared to the Nine Months Ended June 30, 2009

	Nine months ended June 30, 2010
	Mueller Co.	U.S. Pipe	Anvil	Corporate	Total
			(in millions)

Net sales	$449.1	$282.9	$258.8	$—	$990.8

Gross profit (loss)	$121.2	$(19.6)	$63.0	$0.1	$164.7

Operating expenses:
Selling, general and administrative	66.7	22.3	48.0	26.0	163.0
Restructuring	0.1	11.6	0.1	—	11.8

Total operating expenses	66.8	33.9	48.1	26.0	174.8

Income (loss) from operations	$54.4	$(53.5)	$14.9	$(25.9)	(10.1)

Interest expense, net					47.4
Loss on early extinguishment of debt					0.5

Loss before income taxes					(58.0)
Income tax benefit					(19.8)

Net loss					$(38.2)

	Nine months ended June 30, 2009
	Mueller Co.	U.S. Pipe	Anvil	Corporate	Total
			(in millions)

Net sales	$389.0	$305.6	$358.5	$—	$1,053.1

Gross profit (loss)	$89.3	$(6.3)	$104.8	$(0.1)	$187.7

Operating expenses:
Selling, general and administrative	64.6	27.9	64.7	27.5	184.7
Impairment	818.7	59.5	92.7	—	970.9
Restructuring	1.4	41.4	2.9	0.2	45.9

Total operating expenses	884.7	128.8	160.3	27.7	1,201.5

Loss from operations	$(795.4)	$(135.1)	$(55.5)	$(27.8)	(1,013.8)

Interest expense, net					51.1
Loss on early extinguishment of debt					0.8

Loss before income taxes					(1,065.7)
Income tax benefit					(79.9)

Net loss					$(985.8)

Consolidated Analysis

Net sales in the nine months ended June 30, 2010 were $990.8 million compared to $1,053.1 million in the prior year period. Net sales decreased $58.1 primarily due to the divestiture of two Anvil businesses and $47.0 million due to lower pricing. These decreases were partially offset by $29.5 million due to higher shipment volumes and $13.3 million due to favorable changes in Canadian currency exchange rates.

Gross profit in the nine months ended June 30, 2010 was $164.7 million compared to $187.7 million in the prior year period. Gross profit decreased $47.0 million due to lower sales prices, $23.6 million due to higher per-unit overhead costs on products sold due to lower production and $10.5 million due to the divestiture of two Anvil businesses. These decreases were partially offset by $37.4 million of manufacturing and other cost savings and $22.5 million of lower raw material costs. Gross margin decreased to 16.6% in the nine months ended June 30, 2010 compared to 17.8% in the prior year period. Gross margin decreased primarily due to lower sales prices.

Selling, general and administrative expenses in the nine months ended June 30, 2010 and 2009 were $163.0 million and $184.7 million, respectively. These expenses decreased $11.0 million primarily due to the divestiture of two Anvil businesses and $3.9 million due to prior year bad debt expense for a specific customer.

In the nine months ended June 30, 2009, we suspended production throughout the Company for varying time periods in response to reduced demand for our products, implemented temporary wage reductions, furloughs and reduced work weeks for certain employees and reduced headcount by 17%. Severance expense incurred related to these headcount reductions during the nine months ended June 30, 2009 was $7.4 million. Restructuring activities at North Birmingham resulted in lower fixed costs, reduced capacity and a $38.5 million non-cash restructuring charge, primarily for impairment of property, plant and equipment.

In February 2010, we announced our intent to close North Birmingham, eliminating approximately 260 positions. Production at North Birmingham ceased during April 2010. In connection with this closure, we recorded a restructuring charge of $11.6 million during the nine months ended June 30, 2010, consisting of approximately $6.1 million of asset impairment charges and approximately $5.5 million of employee-related and other charges. We expect to record net additional expenses of approximately $3 million to $4 million in the three months ending September 30, 2010 for employee-related and other charges.

In the nine months ended June 30, 2009, we recorded impairment charges of $970.9 million.

Interest expense, net was $47.4 million in the nine months ended June 30, 2010 compared to $51.1 million in the nine months ended June 30, 2009. The components of interest expense, net in the nine months ended June 30, 2010 and 2009 are detailed below.

	Nine months ended June 30,
	2010	2009
	(in millions)

2007 Credit Agreement, including interest rate swap contracts	$19.9	$26.1
7 3/8 % Senior Subordinated Notes	23.2	23.3
Prematurely terminated interest rate swap contracts:
Interest expense deferred	(4.7)	—
Interest expense recognized	4.0	—
Deferred financing fees amortization	2.2	1.3
Other interest expense	2.9	1.8
Interest income	(0.1)	(1.4)

	$47.4	$51.1

Interest expense, net declined primarily due to lower debt levels under the 2007 Credit Agreement partially offset by higher interest rates. The nine months ended June 30, 2010 also included the deferral of expenses from the termination of interest rate swap contracts in September 2009. Interest expense recognized related to terminated interest rate swap contracts includes $3.5 million for certain swap contracts terminated in January 2010 and $0.5 million for those contracts terminated in September 2009. Interest income declined due to lower interest rates and lower invested cash balances in the nine months ended June 30, 2010.

In the nine months ended June 30, 2010, we prepaid $40.0 million of term loan borrowings and incurred a loss on early extinguishment of debt of $0.5 million. In the three months ended June 30, 2009, we repaid $125 million of borrowings under the 2007 Credit Agreement. This resulted in a loss on early extinguishment of debt of $2.3 million. In the three months ended December 31, 2008, we acquired $5.0 million in principal of the 7 3/8% Senior Subordinated Notes in the open market for $3.4 million in cash. This resulted in a gain on early extinguishment of debt of $1.5 million after writing off related deferred financing fees of $0.1 million.

The income tax benefit for the nine months ended June 30, 2010 included a $2.2 million expense related to the repatriation of earnings from Canada. After the divestiture of a Canadian business earlier this year, we determined that the remaining Canadian operations no longer needed approximately $21 million of cash which we repatriated in the three months ended June 30, 2010. Excluding this item, income tax benefit in the nine months ended June 30, 2010 was $22.0 million, resulting in an effective tax rate of 38%. There was very limited income tax benefit associated with the goodwill impairment recorded in the nine months ended June 30, 2009. Excluding goodwill impairment, the effective tax rate for the nine months ended June 30, 2009 was 38%. In the nine months ended June 30, 2010 and 2009, the other differences between income taxes and that expected using the U.S. federal statutory rate of 35% related primarily to state income taxes and non-deductible compensation.

Segment Analysis

Mueller Co.

Net sales in the nine months ended June 30, 2010 were $449.1 million compared to $389.0 million in the prior year period. Net sales increased $55.6 million due to higher shipment volumes.

Gross profit in the nine months ended June 30, 2010 was $121.2 million compared to $89.3 million in the prior year period. Gross profit increased $20.3 million due to higher shipment volumes and $14.5 million due to manufacturing and other cost savings. Gross margin was 27.0% in the nine months ended June 30, 2010 compared to 23.0% in the prior year period. Gross margin increased primarily due to manufacturing and other cost savings and incremental margin on additional sales volume.

Selling, general and administrative expenses in the nine months ended June 30, 2010 were $66.7 million compared to $64.6 million in the prior year period. These expenses increased primarily due to additional investment expenses in Mueller Systems, our meter and metering technology business.

In the nine months ended June 30, 2009, we recorded impairment and restructuring charges of $820.1 million.

U.S. Pipe

Net sales in the nine months ended June 30, 2010 were $282.9 million compared to $305.6 million in the prior year period. Net sales decreased $41.9 million due to lower prices. This decrease was partially offset by $19.2 million of higher shipment volumes.

Gross loss in the nine months ended June 30, 2010 was $19.6 million compared to $6.3 million in the prior year period. Gross loss increased primarily due to $41.9 million of lower sales prices and $3.4 million of higher per-unit overhead costs on products sold. These increases were partially offset by $17.4 million of lower raw material costs and $17.2 million of manufacturing and other cost savings. Gross loss margin was 6.9% in the nine months ended June 30, 2010 compared to 2.1% in the prior year period. Gross loss margin worsened primarily due to sales prices declining more than raw material prices. This was partially offset by manufacturing and other cost savings.

Selling, general and administrative expenses in the nine months ended June 30, 2010 were $22.3 million compared to $27.9 million in the prior year period. The prior year amount included $3.2 million of bad debt expense for a specific customer. The decrease in these expenses is otherwise attributed primarily to lower headcount.

In the nine months ended June 30, 2009, we recorded impairment and restructuring charges of $100.9 million, which included non-cash goodwill impairment of $59.5 million and non-cash restructuring of $38.5 million, primarily for impairment of property, plant and equipment, at North Birmingham due to restructuring efforts that resulted in lower fixed costs and reduced capacity.

In February 2010, we announced our intent to close our ductile iron pipe manufacturing facility in North Birmingham, eliminating approximately 260 positions. Production at North Birmingham ceased during April 2010. In connection with this closure, we recorded a restructuring charge of $11.6 million during the nine months ended June 30, 2010, consisting of $6.1 million of asset impairment charges and $5.5 million of employee-related and other charges. We expect to record net additional expenses of approximately $3 million to $4 million in the three months ending September 30, 2010 for employee-related and other charges.

Anvil

Net sales in the nine months ended June 30, 2010 were $258.8 million compared to $358.5 million in the prior year period. Net sales decreased $58.1 million due to divested businesses and $45.3 million due to lower shipment volumes.

Gross profit in the nine months ended June 30, 2010 was $63.0 million compared to $104.8 million in the prior year period. Gross profit decreased $18.4 million due to higher per-unit overhead costs on products sold primarily due to lower production, $16.9 million due to lower shipment volumes and $10.5 million related to the divested businesses. These decreases were partially offset by $5.7 million of manufacturing and other cost savings. Gross margin was 24.3% in the nine months ended June 30, 2010 compared to 29.2% in the prior year period. Gross margin decreased primarily due to higher per-unit overhead costs and an unfavorable product mix. These decreases were partially offset by eliminating the lower margin divested businesses.

Selling, general and administrative expenses in the nine months ended June 30, 2010 were $48.0 million compared to $64.7 million in the prior year period. These expenses declined $11.0 million related to the divested businesses and $4.7 million of primarily volume-related cost savings. The nine months ended June 30, 2010 included gains totaling $4.5 million from the sale of divested businesses. The nine months ended June 30, 2009 included a $3.5 million gain from the sale of a building.

In the nine months ended June 30, 2009, we recorded impairment and restructuring charges of $95.6 million.

Corporate

Selling, general and administrative expenses were $26.0 million in the nine months ended June 30, 2010 compared to $27.5 million in the prior year period. This decrease was primarily due to $1.2 million of one-time fees related to the conversion of Series B common stock into Series A common stock in the prior year period.

Liquidity and Capital Resources

We had cash and cash equivalents of $77.1 million at June 30, 2010. Our available borrowing capacity under the revolving credit facility component of our 2007 Credit Agreement was $162.1 million at June 30, 2010.

We expect cash provided by operating activities to be positive in the three months ending September 30, 2010. Cash flows from operating activities are categorized below.

	Nine months ended June 30,
	2010	2009
	(in millions)

Cash activity:
Collections from customers	$980.4	$1,130.2
Disbursements, other than interest and income taxes	(916.6)	(991.3)
Interest payments, net	(54.9)	(57.6)
Income tax refunds (payments), net	26.8	(13.0)

	$35.7	$68.3

Collections of receivables were lower in the nine months ended June 30, 2010 compared to the prior year period primarily due to lower year-over-year shipment volumes, prices and the divestiture of two Anvil businesses.

Disbursements, other than interest and income taxes, in the nine months ended June 30, 2010 were lower compared to the prior year period due to timing differences and lower volumes of material, labor and overhead purchased.

Capital expenditures were $21.4 million in the nine months ended June 30, 2010 compared to $22.7 million in the prior year period and were $39.7 million in fiscal 2009. Total capital expenditures in fiscal 2010 are expected to be between $39 million and $41 million.

An analysis of the funded status of our U.S. pension plan as of January 1, 2010 will be performed for purposes of determining funding thresholds under provisions of the Pension Protection Act. A significant portion of the assets invested in our defined benefit pension plans is invested in equity securities. If we lower our estimated rate of return on these assets, this would cause pension expense to increase and require higher levels of Company contributions to these plans. We currently estimate contributing a total of approximately $23 million to our pension plans during the year ending September 30, 2010.

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

2007 Credit Agreement

The 2007 Credit Agreement includes Term Loan A, Term Loan B and a revolving credit facility. Borrowings under the 2007 Credit Agreement bear interest at a floating rate equal to LIBOR plus a margin ranging from 500 to 600 basis points depending on our consolidated senior secured first lien leverage ratio, as defined in the 2007 Credit Agreement. Term Loan A had a balance of $52.8 million at June 30, 2010 and is payable $1.8 million per quarter with the balance due May 2012. Term Loan B had a balance of $218.1 million at June 30, 2010 and is payable $0.7 million per quarter with the balance due May 2014. The revolving credit facility provides for borrowings of up to $200 million, including letters of credit, and terminates in May 2012. At June 30, 2010, letters of credit outstanding under the revolving credit facility were $37.9 million. The margin on borrowings under the 2007 Credit Agreement was 500 basis points at June 30, 2010.

We pay a commitment fee on the unused portion of the revolving credit facility. This fee is payable quarterly in arrears and upon the maturity or termination of the revolving credit facility. The fee is subject to adjustment based on the consolidated senior secured first lien leverage ratio. The fee was 50 basis points at June 30, 2010.

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

Senior Subordinated Notes

We owed $420.0 million of principal of 7 3/8% Senior Subordinated Notes (“Notes”) at June 30, 2010. Interest on the Notes is payable semi-annually and the principal is due June 2017. We may redeem any portion of the Notes after May 2012 at specified redemption prices. Upon the occurrence of a change in control, we must offer to repurchase the Notes at 101% of their principal amount, plus accrued and unpaid interest. The Notes are secured by the guarantees of essentially all of our U.S. subsidiaries, but are subordinate to the borrowings under the 2007 Credit Agreement.

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

The threshold ratios permitted under the 2007 Credit Agreement at June 30, 2010 for the subsequent four quarters and our actual ratios at June 30, 2010 are presented below.

	Consolidated Leverage Ratio	Consolidated Interest Charge Coverage Ratio	Consolidated Senior Secured First Lien Leverage Ratio

Actual ratios at June 30, 2010	6.27:1.00	1.71:1.00	2.45:1.00

	Maximum	Minimum	Maximum
Threshold ratios for fiscal quarters ending:

June 30, 2010	7.75:1.00	1.45:1.00	4.50:1.00

September 30, 2010	7.25:1.00	1.55:1.00	4.00:1.00
December 31, 2010	7.00:1.00	1.60:1.00	4.00:1.00
March 31, 2011	6.50:1.00	1.70:1.00	3.50:1.00
June 30, 2011	6.25:1.00	1.80:1.00	3.50:1.00

We were in compliance with these financial covenants at June 30, 2010.

Our credit ratings issued by Moody’s and Standard & Poor’s were as follows.

	June 30, 2010		September 30, 2009
	Moody’s	Standard & Poor’s	Moody’s	Standard & Poor’s

Corporate credit rating	B2	B	B2	B
2007 Credit Agreement	Ba3	BB-	B1	BB-
Notes	B3	B-	Caa1	B-
Outlook	Stable	Stable	Stable	Stable

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

We use letters of credit and surety bonds in the ordinary course of business to ensure our performance of contractual obligations. At June 30, 2010, we had $37.9 million of letters of credit and $23.5 million of surety bonds outstanding.

Seasonality

Our water infrastructure business is dependent upon the construction industry, which is seasonal due to the impact of cold weather conditions. Net sales and operating income have historically been lowest in the three-month periods ending December 31 and March 31 when the northern United States and all of Canada generally face weather conditions that restrict significant levels of construction activity.

ITEM 3.	QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Swap Contracts

We used interest rate swap contracts with a cumulative total notional amount of $175 million in force at June 30, 2010 to hedge against cash flow variability arising from changes in LIBOR in conjunction with our LIBOR-indexed variable rate borrowings that expire at various dates through September 2012. We also have a $100 million total notional amount forward-starting swap contract that will hedge against cash flow variability beginning with the forward starting date. These swap contracts fix the interest rates on a portion of our borrowings to rates ranging from 4.8% to 5.0%. All of these swap contracts were accounted for as effective hedges. In connection with these swap contracts, we recorded after tax-losses of $0.4 million and $0.7 million in the three months and nine months ended June 30, 2010, respectively, which were reported as components of accumulated other comprehensive loss. Interest expense associated with these swap contracts was $2.5 million and $7.2 million in the three months and nine months ended June 30, 2010, respectively, and $3.4 million and $7.3 million in the three months and nine months ended June 30, 2009, respectively. These interest rate swap contracts had a liability fair value of $13.4 million at June 30, 2010, which was included in other noncurrent liabilities.

Natural Gas Swap Contracts

We used natural gas swap contracts with a cumulative total notional amount of 122,000 MMBtu at June 30, 2010 to hedge against cash flow variability arising from changes in natural gas prices in conjunction with our anticipated monthly purchases of natural gas through September 2010. These swap contracts fix the rates on portions of our natural gas purchases to rates ranging from $5.60 per MMBtu to $6.05 per MMBtu. These natural gas swap contracts were accounted for as effective hedges, although we did record losses related to hedge ineffectiveness as a component of cost of sales of $0.2 million and $0.6 million in the three months and nine months ended June 30, 2010, respectively. Additional cost of sales associated with settlements under these natural gas swap contracts was immaterial in the three months ended June 30, 2010 and $0.2 million in the nine months ended June 30, 2010. These natural gas swap contracts had a liability fair value of $0.1 million at June 30, 2010, which was included in other current liabilities.

Foreign Currency Forward Contracts

We used a foreign currency forward contract to reduce exposure to currency fluctuations from a Canadian dollar-denominated intercompany loan. This foreign currency forward contract was terminated and the intercompany loan repaid in January 2010. Gains and losses on this currency forward contract were included in selling, general and administrative expenses. In the nine months ended June 30, 2010, we recorded a net loss of $1.0 million associated with this currency forward contract. In the three months and nine months ended June 30, 2009, we recorded a net loss of $1.8 million and a net gain of $2.2 million, respectively.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

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

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this quarterly report. Based on this evaluation, those officers have concluded that our disclosure controls and procedures were effective at June 30, 2010.

There have been no significant changes in our internal procedures that significantly affected, or are reasonably likely to affect, our disclosure controls during the three months ended June 30, 2010.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

Refer to the information provided in Note 13 to the notes to the condensed consolidated financial statements presented in Item 1 of Part I of this report.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2009, all of which could materially affect our business, financial condition or operating results. These described risks are not the only risks we face. Additional risks and uncertainties not currently known to us that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2010, we repurchased shares of our Series A common stock as follows.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs

April 1-30, 2010	—	$—	—	—
May 1-31, 2010	2,577	4.82	—	—
June 1-30, 2010	—	—	—	—

Total	2,577	$4.82	—	—

(1)	The total number of shares purchased consists of shares surrendered to us to pay the tax withholding obligations of employees in connection with the vesting of restricted stock units issued to them.

Item 6.	Exhibits

(a)	Exhibits

Exhibit No.	Document
10.20	Employment Agreement, dated August 9, 2010, between Mueller Water Products, Inc. and Paul Ciolino.

10.21	Executive Change-in-Control Severance Agreement, dated August 9, 2010, between Mueller Water Products, Inc. and Paul Ciolino

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MUELLER WATER PRODUCTS, INC.

Date: August 9, 2010	By:	/s/ EVAN L. HART
Evan L. Hart
Chief Financial Officer