Form 10-Q/A
period 2010-06-30
Mueller Water Products, Inc.
filed 2010-08-09
CIK 1350593

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2010 (“Form 10-Q”) is to furnish Exhibit 10.16.1 to the Form 10-Q in accordance with Rule 601 of Regulation S-K.

No other changes have been made to the Registrant’s Form 10-Q. This Amendment No. 1 does not reflect any subsequent events occurring after the original filing of the Form 10-Q or modify or update in any way disclosures made in the original filing. Exhibit 10.16.1 was inadvertently omitted from the filing of the Form 10-Q on August 9, 2010.

Item 6.	Exhibits

(a)	Exhibits

Exhibit No.	Document
10.16.1	Second Amendment Agreement, dated August 2, 2010, between Mueller Water Products, Inc. and Raymond T. Torok. Incorporated by reference to Exhibit 10.1 to Mueller Water Products, Inc. Form 8-K (File no. 001-32892) filed on August 6, 2010.

10.20	Employment Agreement, dated August 9, 2010, between Mueller Water Products, Inc. and Paul Ciolino.*

10.21	Executive Change-in-Control Severance Agreement, dated August 9, 2010, between Mueller Water Products, Inc. and Paul Ciolino*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Previously filed on August 9, 2010 in connection with the Form 10-Q for the period ended June 30, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MUELLER WATER PRODUCTS, INC.

Date: August 9, 2010	By:	/s/ EVAN L. HART
Evan L. Hart
Chief Financial Officer

4