Form 10-K
period 2010-09-30
Mueller Water Products, Inc.
filed 2010-11-24
CIK 1350593

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2010

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

☒  Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐  Yes  ☒  No

There were 154,722,327 shares of Series A common stock of the registrant outstanding at November 14, 2010. At March 31, 2010, the aggregate market value of the voting and non-voting common stock held by non-affiliates was $732 million based on the closing price per share as reported on the New York Stock Exchange.

DOCUMENTS INCORPORATED BY REFERENCE

Applicable portions of the Proxy Statement for the Annual Meeting of Stockholders of the Company to be held January 26, 2011 are incorporated by reference into Part III of this Form 10-K.

Introductory Note

In this annual report on Form 10-K (the “annual report”), (1) the “Company,” “we,” “us” or “our” refer to Mueller Water Products, Inc. and its subsidiaries, including Mueller Co., U.S. Pipe and Anvil International or their management; (2) “Mueller Co.” refers to Mueller Co. Ltd., our subsidiary; (3) “U.S. Pipe” refers to United States Pipe and Foundry Company, LLC, our subsidiary; and (4) “Anvil International” refers to Anvil International, L.P., our subsidiary. With regard to the Company’s segments, “we,” “us” or “our” may also refer to the segment being discussed or its management.

Certain of the titles and logos of our products referenced in this annual report are our intellectual property. Each trade name, trademark or servicemark of any other company appearing in this annual report is the property of its holder.

Unless the context indicates otherwise, whenever we refer in this annual report to a particular year, we mean the fiscal year ended or ending September 30 in that particular calendar year. We manage our businesses and report operations through three business segments: Mueller Co., U.S. Pipe and Anvil, based largely on the products sold and the customers served.

Industry and Market Data

In this annual report, we rely on and refer to information and statistics from third-party sources regarding economic conditions and trends, the demand for our water infrastructure products, flow control and piping component system products and services and the competitive conditions we face in serving our customers and end users. We believe that these sources of information and estimates are reliable and accurate, but we have not independently verified them.

Most of our primary competitors are not publicly traded. Accordingly, other than certain trade data with respect to fire hydrants, ductile iron pipe and valves, no current public information is available with respect to the size of such markets or our relative strength or competitive position. Our statements in this annual report about our relative market strength and competitive position with respect to other products are based on our beliefs, studies and judgments concerning industry trends.

Forward-Looking Statements

This annual report contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, that address activities, events or developments that we intend, expect, plan, project, believe or anticipate will or may occur in the future are forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements we make regarding general economic conditions, spending by municipalities, the outlook for the residential and non-residential construction markets and the recovery, if any, of our end markets and the impact of these factors on our businesses. Forward-looking statements are based on certain assumptions and assessments made by us in light of our experience and perception of historical trends, current conditions and expected future developments. Actual results and the timing of events may differ materially from those contemplated by the forward-looking statements due to a number of factors, including regional, national or global political, economic, business, competitive, market and regulatory conditions and the following:

•	the spending level for water and wastewater infrastructure;
•	the demand level of manufacturing and construction activity;
•	our ability to service our debt obligations; and
•	the other factors that are described under the section entitled “RISK FACTORS” in Item 1A of Part I of this annual report.

Undue reliance should not be placed on any forward-looking statements. We do not have any intention or obligation to update forward-looking statements except as required by law.

*	All or a portion of the referenced section incorporated by reference from our definitive proxy statement that will be issued in connection with the Annual Meeting of Stockholders to be held on January 26, 2011.

PART I

Item 1.	BUSINESS

Our Company

Mueller Water Products, Inc. is a leading North American manufacturer and marketer of a broad range of products and services that are used in the transmission and distribution of drinking water and in water treatment facilities. Our product portfolio includes engineered valves, fire hydrants, pipe fittings, water meters and ductile iron pipe, which are used by municipalities, as well as the residential and non-residential construction industries, for heating, ventilation and air conditioning (“HVAC”), fire protection, industrial, energy and oil & gas applications. Our products enjoy leading positions due to their strong brand recognition and reputation for quality and service. We believe that we have one of the largest installed bases of iron gate valves and fire hydrants in the United States. At September 30, 2010, our installed products included more than 10 million iron gate valves and more than three million fire hydrants. Our valve or fire hydrant products are specified for use in the 100 largest metropolitan areas in the United States. Our large installed base, broad product range and well-known brands have led to long-standing relationships with the key distributors and end users of our products. Approximately 77% of our net sales during 2010 came from products for which we believe we have a leadership position in the United States and Canada. For 2010, our net sales were $1,337.5 million.

We manage our businesses and report operations through three business segments, based largely upon the products sold and the customers served: Mueller Co., U.S. Pipe and Anvil.

Mueller Co.

Mueller Co. manufactures valves for water and gas systems, including iron gate, butterfly, tapping, check, plug and ball valves, as well as dry-barrel and wet-barrel fire hydrants and a broad line of metering and pipe repair products such as clamps and couplings used to repair leaks. The business also provides residential and commercial meter products. Sales of Mueller Co. products are driven principally by spending on water and wastewater infrastructure upgrade, repair and replacement and construction of new water and wastewater infrastructure, which is typically associated with construction of new residential community developments. Mueller Co. products are sold primarily to waterworks distributors. We estimate that a substantial majority of Mueller Co.’s 2010 net sales were for infrastructure upgrade, repair and replacement.

U.S. Pipe

U.S. Pipe manufactures a broad line of ductile iron pipe, restraint joint products and other ductile iron products. U.S. Pipe products are sold primarily to waterworks distributors, contractors, municipalities, utilities and other governmental agencies. A substantial percentage of ductile iron pipe orders result from contracts that are bid by contractors or directly issued by municipalities or utilities. We estimate that a substantial majority of U.S. Pipe’s 2010 net sales were for infrastructure upgrade, repair and replacement.

Anvil

Anvil manufactures and sources a broad range of products including a variety of fittings, couplings, hangers, nipples, valves and related pipe products for use in all forms of non-residential construction for HVAC, fire protection, industrial, energy and oil & gas applications. Anvil sells primarily to distributors who then sell the products to a wide variety of end users. These distributors are serviced primarily through Anvil’s distribution centers. We believe Anvil’s network of distributors is the largest such distribution network serving similar end users.

Major products and selected brand names

The table below illustrates each segment’s net sales during 2010, major product lines, product positions, selected brand names and primary end users.

	Mueller Co.	U.S. Pipe	Anvil
Net sales (in millions)	$612.8	$377.8	$346.9

Major product lines (product position in U.S. and Canada*)	Fire hydrants (#1) Iron gate valves (#1) Butterfly and ball valves (#1) Plug valves (#2) Brass water products (#2)	Ductile iron pipe (#1)	Pipe fittings and couplings (#1) Grooved products (#2) Pipe hangers (#2)

Selected brand names	Mueller® Pratt® Milliken™ Jones® Hersey® HydroGate® Canada Valve™ Mueller Service™ Mueller Systems™ Mi.Net™ Mi.Hydrant™	U.S. Pipe® Tyton® Tyton Joint® TR Flex® Usiflex® Field Lok® MJ Field Lok® HP Lok ® Fast Fab® Trim Tyton®	Anvil® AnvilStar® SPF® Merit® Gruvlok® J.B. Smith™ Anvil-Strut® Catawissa™

Primary end users	Water and wastewater infrastructure	Water and wastewater infrastructure	HVAC, fire protection, industrial, energy and oil & gas

*	Product position information is based on our estimates of our net sales compared to the net sales of our principal competitors for these product categories. Our estimates were based on internal analyses and information from trade associations and our distributor networks, where available.

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

On September 23, 2009, we completed a public offering of 37,122,000 shares of Series A common stock.

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

We will maintain our leadership positions with our customers and end users by leveraging our large installed base; the specification of our products (valves or fire hydrants) in all of the largest 100 metropolitan areas in the United States; our established and extensive distribution channels; and our broad range of leading water infrastructure, flow control and piping component system products, as well as by developing and introducing additional products and services.

We will continue to enhance operational excellence.

We will continue to pursue superior product engineering, design and manufacturing by investing in technologically advanced manufacturing processes such as lost foam casting and automated molding machinery. We will also seek opportunities to improve manufacturing efficiency safely by increasing the use of automated ductile iron pipe processes and the use of our manufacturing facility in China and continuing our other cost-reduction and efficiency initiatives. We will continue to expand the use of LEAN manufacturing and Six Sigma business improvement methodologies where appropriate to safely capture higher levels of quality, service and operational efficiency. We will also continue to evaluate sourcing certain products wherever doing so will lower our costs while maintaining quality and service.

We will increase the breadth and depth of our products and services.

We will continue to focus on delivering value to our customers and end users by increasing the breadth and depth of our products and services. Further, though acquisition and internal development of proprietary technologies and intellectual capital, we will continue to enhance and develop products and services that will be recognized for their quality and reliability.

We will expand internationally.

We will selectively pursue attractive international opportunities, including potential acquisitions, that may enable us to enter new markets with growth potential, strengthen our current competitive positions, enhance our existing product offerings, expand our technological capabilities or provide synergy opportunities.

Description of Products and Services

We offer a broad line of water infrastructure, flow control and piping component system products in the United States and Canada. Our principal products are ductile iron pipe, water and gas valves, fire hydrants, water meters and systems and a broad range of pipe fittings, couplings, hangers and nipples. Our products are generally designed, manufactured and tested in compliance with industry standards.

Mueller Co.

Water and Gas Valves and Related Products.  Mueller Co. manufactures valves for water and gas systems, including iron gate, butterfly, tapping, check, plug and ball valves. Water and gas valves and related products accounted for $411.6 million, $370.0 million and $470.5 million of our gross sales during 2010, 2009 and 2008, respectively. All of our valve products are used to control transmission of potable (drinkable) water, non-potable water or gas. Water valve products typically range in size from  3/4 inch to 36 inches in diameter, but we also manufacture significantly larger valves as custom order work through our Henry Pratt division. Most of these valves are used in water distribution and water treatment facilities.

We also produce small valves, meter bars and line stopper fittings for use in gas systems. In addition, we manufacture machines and tools for tapping, drilling, extracting, installing and stopping-off, which are designed to work with our water and gas fittings and valves as an integrated system.

Fire Hydrants.  Mueller Co. manufactures dry-barrel and wet-barrel fire hydrants. Sales of fire hydrants and fire hydrant parts accounted for $137.6 million, $114.4 million and $175.4 million of our gross sales in 2010, 2009 and 2008, respectively. We sell fire hydrants for new water infrastructure development, fire protection systems and water infrastructure repair and replacement projects.

Our fire hydrants consist of an upper barrel and nozzle section and a lower barrel and valve section that connects to a water main. In dry-barrel hydrants, the valve connecting the barrel of the hydrant to the water main is located below ground at or below the frost line, which keeps the hydrant upper barrel dry. We sell dry-barrel fire hydrants with the Mueller and U.S. Pipe brand names in the United States and the Mueller and Canada Valve brand names in Canada. We also make wet-barrel hydrants, where the valves are located in the hydrant nozzles and the barrel contains water at all times. Wet-barrel hydrants are made for warm weather climates in locations such as California and Hawaii and sold under the Jones brand name.

Most municipalities have a limited number of fire hydrant brands that are approved for installation within their system due to the desire to use the same tools and operating instructions across their system and to minimize inventories of spare parts. We believe that our large installed base of fire hydrants throughout the United States and Canada and our reputation for superior quality and performance, together with our incumbent specification position, have contributed to the leading positions of our fire hydrants. Our large installed base of more than three million fire hydrants also leads to recurring sales as components of an installed hydrant are replaced.

Other Products and Services.  Mueller Co. manufactures a broad line of metering products for the water industry, marketed under the Mueller Systems and Hersey Meters names. These products have the capability to measure water from small residential flows to large fire and master meter applications. We also offer Automated Meter Reading and Advanced Meter Infrastructure metering solutions. Other products include pipe repair products, such as clamps and couplings used to repair leaks and municipal castings, such as manhole covers and street drain grates. We sell these products under the Mueller and Jones brand names. We also provide installation, replacement and maintenance services on new and existing valves, fire hydrants and service lines under the Mueller Service brand name. Services include wet taps, dry installs, line stops and main-to-meter connections with full excavation and refurbishment.

U.S. Pipe

U.S. Pipe manufactures a broad line of ductile iron pipe, restraint joint products, fittings and other ductile cast iron products. Ductile iron is a cast iron that is heat-treated to make it less brittle. U.S. Pipe’s net sales were $377.8 million, $410.9 million and $546.0 million during 2010, 2009 and 2008, respectively.

Our ductile iron pipe typically ranges from 4 inches to 64 inches in diameter and up to 20 feet in length. Ductile iron pipe is used primarily for potable water distribution systems, small water system grids, reinforcing distribution systems (including looping grids and supply lines), major water transmission mains, wastewater collection systems, sewer force mains and water treatment plants. We believe ductile iron pipe is preferred for most municipal uses because of its longevity, strength, ease of installation, lack of maintenance problems and environmental sustainability.

Our Fast Fabricators business manufactures and sells a broad line of fabricated pipe, coated pipe and lined pipe products used primarily in wastewater treatment facilities.

Anvil

Anvil products include a variety of fittings, couplings, hangers, nipples, valves and related pipe products for use in non-residential construction for industrial, power, HVAC, fire protection, energy and oil & gas applications. Anvil’s net sales were $346.9 million, $469.9 million and $595.2 million in 2010, 2009 and 2008, respectively, of which $100.3 million, $179.5 million and $229.7 million, respectively, were of products manufactured by third parties.

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

•	Grooved Fittings, Couplings and Valves. Grooved products use a threadless pipe-joining method that does not require welding.

•	Threaded Steel Pipe Couplings. Threaded steel pipe couplings are used by plumbing and electrical end users to join pipe and conduit and by pipe mills as threaded end protectors.

Hangers.  Anvil manufactures a broad array of pipe hangers and supports. Standard pipe hangers and supports are used in fire protection sprinkler systems and HVAC applications where the objective is to provide rigid support from the building structure. Special order, or engineered, pipe supports are used in power plants, petrochemical plants and refineries where the objective is to support a piping system that is subject to thermal, dynamic or seismic movement.

Nipples.  Anvil manufactures pipe nipples, which are used to expand or compress the flow between pipes of different diameters. The pipe nipples product line is a complementary product offering that is packaged with cast iron fittings for fire protection products, malleable iron fittings for industrial applications and our forged steel products for oil & gas and chemical applications. Pipe nipples are also general plumbing items.

Other Products.  Anvil also distributes other products, including forged steel pipe fittings, hammer unions, bull plugs and swage nipples used to connect pipe in oil & gas applications.

Sales, Marketing and Distribution

We sell primarily to distributors. Our distributor relationships are generally non-exclusive, but we attempt to align ourselves with key distributors in every market we serve. We believe we have the most recognized brands in the water infrastructure industry.

Mueller Co.

Mueller Co. sells its products, primarily through distributors, to a wide variety of end user customers, including municipalities, water and wastewater utilities, gas utilities, and fire protection and construction contractors. Sales of our products are heavily influenced by the specifications for the underlying projects. Approximately 22%, 17% and 19% of Mueller Co.’s net sales were to Canadian customers in 2010, 2009 and 2008, respectively.

At September 30, 2010, Mueller Co. had 108 sales representatives in the field and 113 inside marketing and sales professionals, as well as 88 non-employee manufacturers’ representatives. In addition to calling on distributors, these representatives also call on municipalities, water companies and other end users to ensure that the products specified for their projects are our products or comparable to our products. Municipalities often require contractors to use the same products that have been historically used by that municipality.

Mueller Co.’s large installed base, broad product range and well-known brands have led to many long-standing relationships with the leading distributors in the industries we serve. Our distribution network covers all of the major locations for our products in the United States and Canada. Although we have long-term relationships with most of our top distributors, we typically do not have long-term contracts with them. Distributors are generally able to carry competitor products and we do not have written contracts with our two largest distributors. These top two distributors together accounted for approximately 31%, 31% and 36% of Mueller Co.’s gross sales in 2010, 2009 and 2008, respectively. The loss of either of these distributors could have a material adverse effect on our business. See “Item 1A. RISK FACTORS—We depend on a small group of major distributors for a significant portion of our sales.”

U.S. Pipe

U.S. Pipe sells primarily to waterworks distributors, contractors, municipalities, utilities and other governmental agencies. A substantial percentage of ductile iron pipe orders result from contracts that are bid by contractors or directly issued by municipalities or utilities. An increasing portion of ductile iron pipe sales is made through independent waterworks distributors. We maintain numerous supply depots throughout the United States to better serve our customers.

At September 30, 2010, U.S. Pipe had a sales force of 35 sales representatives.

U.S. Pipe’s top customer, HDS IP Holding, LLC (“HD Supply”) with whom we do not have a written contract, represented approximately 14%, 15% and 17% of U.S. Pipe’s gross sales in 2010, 2009 and 2008, respectively. The loss of this customer could have a material adverse effect on our business. See “Item 1A. RISK FACTORS—We depend on a small group of major distributors for a significant portion of our sales.”

Anvil

Anvil sells primarily to distributors who then sell the products to a wide variety of end users, including commercial contractors. At September 30, 2010, Anvil’s sales force consisted of 137 sales and customer service representatives and 25 independent sales representatives. Anvil ships products primarily from four major regional distribution centers, from which we are generally able to provide 24-hour turnaround. Approximately 14%, 26% and 26% of Anvil’s net sales were to Canadian customers during 2010, 2009 and 2008, respectively.

Anvil generally does not have written contracts with its distributors, although it has long-term relationships with most of its top distributors. Anvil’s top three distributors together accounted for approximately 14%, 12% and 13% of Anvil’s gross sales in 2010, 2009 and 2008, respectively. The loss of any one of these distributors could have a material adverse effect on our business. See “Item 1A. RISK FACTORS—We depend on a small group of major distributors for a significant portion of our sales.”

Backlog

Our backlog is not significant, except for U.S. Pipe and the Henry Pratt division of Mueller Co. Henry Pratt manufactures parts for large projects that typically require design and build specifications. The delivery lead time for parts used for these projects can be as long as nine months. Backlog for U.S. Pipe and Henry Pratt is presented below.

	September 30,
	2010	2009
	(in millions)

U.S. Pipe	$27.0	$58.3
Henry Pratt	61.3	63.8

Manufacturing

See “Item 2. PROPERTIES” for a description of our principal manufacturing facilities.

We will continue to expand the use of LEAN manufacturing and Six Sigma business improvement methodologies where appropriate to capture higher levels of quality, service and operational efficiency safely.

Mueller Co.

At September 30, 2010, Mueller Co. operated 13 manufacturing facilities in the United States, Canada and China. Our manufacturing operations include foundry, machining, fabrication, assembly, testing and painting operations. Not all facilities perform each of these operations. Our existing manufacturing capacity is sufficient for near-term requirements. We have no current plans to expand capacity.

Mueller Co. foundries use lost foam and green sand casting techniques. We utilize lost foam technology for fire hydrant production in our Albertville, Alabama facility and for iron gate valve production in our Chattanooga, Tennessee facility. The lost foam technique has several advantages over the green sand technique for high-volume products, including a reduction in the number of manual finishing operations, lower scrap levels and the ability to reuse some of the materials. The selection of the appropriate casting technique, pattern, core-making equipment, sand and other raw materials depends on the final product and its complexity, specifications, function and production volume.

U.S. Pipe

At September 30, 2010, U.S. Pipe operated two facilities in the United States for manufacturing ductile iron pipe. We utilize the DeLavaud centrifugal casting process, which consists of introducing molten iron into a rapidly turning steel mold and relying on the centrifugal force to distribute molten iron around the inner surface of the mold to produce ductile iron pipe of uniform thickness. Our Bessemer facility uses more automated machinery to improve manufacturing efficiency.

Fast Fabricators operates a small number of relatively small facilities throughout the United States that primarily fabricate, coat and line ductile iron pipe.

Anvil

At September 30, 2010, Anvil operated nine manufacturing facilities in the United States and Canada. Our manufacturing operations include foundry, heat treating, machining, fabricating, assembling, testing and painting operations. Not all facilities perform each of these operations. Our foundry operations employ automated vertical and horizontal green sand molding equipment. Our products are made in a high volume production environment using high-speed computer controlled machines and other automated equipment.

Raw Materials and Purchased Components

Our products are made using several basic raw materials, including scrap steel, scrap iron, sand, resin, brass ingot, steel pipe, coke and various purchased components. These materials have been and are expected to continue to be readily available and competitively priced.

The average scrap iron price paid by U.S. Pipe during 2010 was $317 per ton compared to $224 per ton during 2009. The average price paid during the fourth quarter of 2010 was $325 per ton. Approximately 95% of the metal content of U.S. Pipe’s ductile iron pipe has been recycled.

The average price paid for brass ingot at Mueller Co. in 2010 was approximately 48% higher than the average price paid in 2009.

We can give no assurance that the price of raw materials will remain at current levels or that we will be able to increase prices to our customers to offset any future cost increases. See “Item 1A. RISK FACTORS—The costs of our raw materials or purchased components can be volatile.”

Research and Development

Our research and development (“R&D”) facilities are located in Smithfield, Rhode Island for Mueller Co. and Anvil and Bessemer, Alabama for U.S. Pipe. The primary focus of these groups is to develop new products, improve and refine existing products and obtain and assure compliance with industry approval certifications or standards (such as American Water Works Association, UL, FM and The Public Health and Safety Company). At September 30, 2010, we employed 31 people dedicated to R&D activities. We actively seek patent protection where possible to prevent copying of our proprietary products.

In order for an R&D project to begin, manufacturing, marketing and R&D personnel must agree on the suitability of the project and determine an estimated return on investment. After approval, it typically takes six to 12 months to tool, test and start production. The R&D team typically works on various products simultaneously.

R&D expenses were $8.0 million, $6.9 million and $5.7 million during 2010, 2009 and 2008, respectively.

Patents, Licenses and Trademarks

We have active patents and trademarks relating to the design of our products and trademarks for our brands and products. Most of the patents for technology underlying our products have been in the public domain for many years, and we do not believe third-party patents individually or in the aggregate are material to our businesses. However, we consider the pool of proprietary information, consisting of expertise and trade secrets relating to the design, manufacture and operation of our products to be particularly important and valuable. We generally own the rights to the products that we manufacture and sell and we are not dependent in any material way upon any license or franchise to operate. U.S. Pipe has granted numerous trademark licenses around the world with respect to its ductile iron pipe accessories, such as joint restraint systems. See “Item 1A. RISK FACTORS—We may not adequately prevent others from using our intellectual property.”

Seasonality

See “Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Effect of Inflation; Seasonality” and “Item 1A. RISK FACTORS—Sales of certain of our products are seasonal.”

Competition

The U.S. and Canadian markets for water infrastructure, flow control and piping component system products are competitive. See “Item 1A. RISK FACTORS—Our industry is very competitive and some of our products are similar to those manufactured by our competitors.” However, there are only a few competitors for most of our product offerings. Many of our competitors are well-established companies with strong brand recognition. We consider our installed base, product quality, customer service level, brand recognition, price, effectiveness of distribution and technical support to be competitive strengths.

The competitive environment for Mueller Co. products is mature and most end users are slow to transition to brands other than their historically preferred brand. It is difficult to increase market share in this environment. We believe that Mueller Co. fire hydrants and valves enjoy strong competitive positions based largely on their quality, dependability, installed base and strong brand names. Our principal competitors for fire hydrants and iron gate valves are McWane, Inc. and American Cast Iron Pipe Company. The primary competitors for our brass products are The Ford Meter Box Company, Inc. and A.Y. McDonald Mfg. Co. Many brass valves are interchangeable among different manufacturers.

The ductile iron pipe industry is highly competitive with a small number of manufacturers of ductile iron pipe and fittings. Our major competitors are McWane, Inc., Griffin Pipe Products Co., Inc. and American Cast Iron Pipe Company. Additional competition for ductile iron pipe comes from pipe composed of other materials, such as PVC, high-density polyethylene (“HDPE”), concrete, fiberglass reinforced plastic and steel. Existing pipes may also be re-lined as an alternative to replacing the pipe. Although ductile iron pipe is typically more expensive to purchase than most competing forms of pipe, ductile iron pipe has the advantages of longevity, strength, ease of installation, lack of maintenance problems and environmental sustainability.

The environment for Anvil’s products is highly competitive, price sensitive and vulnerable to the increased acceptance of products produced in perceived low-cost countries, such as China and India. We compete primarily on the basis of availability, service, price and breadth of product offerings. Our primary competitors in the United States are Ward Manufacturing L.L.C. for cast iron and malleable iron fittings, Victaulic Company and Tyco International Ltd. for ductile grooved fittings and ERICO International Corporation, NIBCO INC. and Carpenter & Paterson, Inc. for pipe hangers. Our mechanical and industrial customers have been slower to accept products manufactured outside the United States other than our fire protection customers.

Environmental Matters

We are subject to a wide variety of laws and regulations concerning the protection of the environment, both with respect to the operations at many of our properties and with respect to remediating environmental conditions that may exist at our own or other properties. We strive to comply with federal, state and local environmental laws and regulations. We accrue for environmental expenses resulting from existing conditions that relate to past operations when the costs are probable and reasonably estimable. These expenses were $4.5 million, $4.3 million and $6.8 million during 2010, 2009 and 2008, respectively. We capitalize environmental expenditures that increase the life or efficiency of long-term assets or that reduce or prevent environmental contamination. Capital expenditures for environmental requirements are anticipated to be $1.8 million during 2011. Capitalized environmental-related expenditures were $1.8 million, $3.7 million and $2.9 million during 2010, 2009 and 2008, respectively.

In September 1987, we implemented an Administrative Consent Order (“ACO”) for our Burlington property, which was required under the New Jersey Environmental Cleanup Responsibility Act (now known as the Industrial Site Recovery Act). The ACO required soil and ground water cleanup, and we have completed, and have received final approval on, the soil cleanup required by the ACO. We are continuing to monitor ground water at this site. Further remediation could be required. Long-term ground water monitoring is also required to verify natural attenuation. We do not know how long ground water monitoring will be required and do not believe monitoring or further remediation costs will have a material adverse effect on our consolidated financial condition or results of operations.

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

U.S. Pipe and the other settling defendants contend that the legal effect of the AOC extinguishes Solutia’s claims and they filed a motion for summary judgment to that effect. Discovery in this matter had been stayed while the motion for summary judgment was pending. In June 2008, the court issued a summary judgment order, holding that plaintiffs’ claims for contribution are barred by the AOC but giving plaintiffs the right to seek to recover cleanup costs they voluntarily incurred. The court granted a motion for immediate appeal to the Eleventh Circuit Court of Appeals, but the Eleventh Circuit declined to take the appeal. The parties engaged in fact discovery in 2009, and U.S. Pipe has moved for reconsideration of the June 2008 summary judgment order that permitted plaintiffs to proceed with their claims to seek recovery of cleanup costs under Section 107(a) of the Comprehensive Environmental Response, Compensation, and Liability Act. On July 2, 2010, the court granted summary judgment on the cost recovery claims under Section 107(a) and dismissed those remaining counts against U.S. Pipe. On July 30, 2010, plaintiffs moved to clarify or amend the court’s July 2, 2010 order to permit the plaintiffs to pursue a claim under Section 107(a) to recover costs that were not incurred under any removal order or settlement. On October 29, 2010, the district court denied plaintiffs’ motion. The deadline for plaintiffs to appeal that order is November 29, 2010. We continue to have no basis to form a view with respect to the probability or amount of liability in this matter.

U.S. Pipe and a number of co-defendant foundry-related companies were named in a putative civil class action case originally filed in April 2005 in the Circuit Court of Calhoun County, Alabama, and removed by defendants to the U.S. District Court for the Northern District of Alabama under the Class Action Fairness Act. The putative plaintiffs in the case filed an amended complaint with the U.S. District Court in December 2006. The amended complaint alleged state law tort claims (negligence, failure to warn, wantonness, nuisance, trespass and outrage) arising from creation and disposal of “foundry sand” alleged to contain harmful levels of PCBs and other toxins, including arsenic, cadmium, chromium, lead and zinc. The plaintiffs originally sought damages for real and personal property and for other unspecified personal injury. In June 2007, a motion to dismiss was granted to U.S. Pipe and certain co-defendants as to the claims for negligence, failure to warn, nuisance, trespass and outrage. The remainder of the complaint was dismissed with leave to file an amended complaint. On July 6, 2007, plaintiffs filed a second amended complaint, which dismissed prior claims relating to U.S. Pipe’s former facility located at 2101 West 10th Street in Anniston, Alabama and no longer alleges personal injury claims. Plaintiffs filed a third amended complaint on July 27, 2007. U.S. Pipe and the other defendants have moved to dismiss the third amended complaint. In September 2008, the court issued an order on the motion, dismissing the claims for wantonness and permitting the plaintiffs to move forward with their claims of nuisance, trespass and negligence. The court has ordered the parties to mediate the dispute. The parties have reached an agreement in principle to resolve the matter and submitted the settlement agreement to the court for approval on October 26, 2010. On October 27, 2010, the court entered an order preliminarily approving the settlement and setting the settlement fairness hearing for February 17, 2011. The anticipated settlement amount has been accrued at September 30, 2010.

On July 13, 2010, Rohcan Investments Limited (“Rohcan”), the former owner of property leased by Mueller Canada Ltd. and located in Milton, Ontario, filed suit against Mueller Canada Ltd. and its directors seeking C$10 million in damages arising from the defendants’ alleged environmental contamination of the property and breach of lease. Mueller Canada Ltd. leased the property from 1988 through 2008. We have tendered potential liabilities that might arise from this lawsuit to a former owner responsible for liabilities arising prior to the sale of Mueller Canada Ltd. to the Company and its predecessors. Based on the allegations stated in the complaint, the former owner has denied the tender. We have no basis to form a view with respect to the probability or amount of liability in this matter.

Environmental advocacy groups, relying on standards established by California’s Proposition 65, are seeking to eliminate or reduce the content of lead in water infrastructure products offered for sale in California and other jurisdictions. Some of our subsidiaries previously entered into settlement agreements with environmental advocacy groups to modify products or offer substitutes for sale in California. California Assembly Bill No. 1953 redefined, as of January 1, 2010, the term “lead free” to refer to a weighted average lead content of the wetted surface area of the pipes, fittings and fixtures of not more than 0.25%. Mueller Co. ceased shipments of brass products not complying with this standard to customers in California in 2009. Legislation to substantially restrict lead content in water infrastructure products also has been introduced in the U.S. Congress. Congress or state jurisdictions may enact similar legislation to restrict the content of lead in products, which could require us to incur additional costs to modify our products. Although Mueller Co. now produces “lead free” brass products, most of Mueller Co.’s brass products contain small amounts of lead.

In March 2004, Anvil entered into a Consent Order with the Georgia Department of Natural Resources regarding alleged hazardous waste violations at Anvil’s former foundry facility in Statesboro, Georgia. Pursuant to the Consent Order, we agreed to perform various investigatory and remedial actions at our former foundry and landfill. These costs have been accrued at September 30, 2010.

Some of our subsidiaries have been named as defendants in asbestos-related lawsuits. We do not believe these lawsuits, either individually or in the aggregate, are material to our consolidated financial position or results of operations.

No assurance can be given that we will not be required in the future to make material expenditures relating to environmental laws or legally mandated site cleanup. Except for the foregoing, we are not aware of compliance or cleanup costs associated with the current laws and sites for which we have cleanup liability or any other future sites that are likely to have a material adverse effect on our financial condition or results of operations.

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

See “Item 3. LEGAL PROCEEDINGS”.

Safety

We continuously strive to reduce injuries at our properties. In 2010, our total recordable injury rate decreased by 13% to 2.3 injuries per 100 employees and our days away from work rate decreased by 15% to 0.4 cases per 100 employees, each compared to 2009. This resulted in 18 fewer injuries and two fewer days away from work cases in 2010 compared to 2009.

Regulatory Matters

The production and marketing of our products is subject to the rules and regulations of various federal, state and local agencies, including laws governing our relationships with distributors. Regulatory compliance has not had a material effect on our results to date. We are not aware of any pending legislation that is likely to have a material adverse effect on our operations. See “Item 3. LEGAL PROCEEDINGS,” and “Item 1A. RISK FACTORS—Some of our brass products contain lead, which may be replaced in the future.”

Employees

At September 30, 2010, we employed approximately 4,800 people, of whom approximately 93% work in the United States. At September 30, 2010, approximately 69% of our hourly workforce was covered by collective bargaining agreements. Our locations with employees covered by such agreements are presented below.

Location	Expiration of current agreement(s)

Albertville, AL	September 2011
Bessemer, AL	October 2010*
Union City, CA	December 2010
Aurora, IL	August 2011
Decatur, IL	June 2012
University Park, IL	April 2014
Burlington, NJ	March 2011
Columbia, PA	May 2011
Chattanooga, TN	September 2013 and September 2014
Henderson, TN	December 2011
St. Jerome, Canada	November 2011
Simcoe, Canada	November 2013

We believe that relations with our employees, including those represented by collective bargaining agreements, are good.

*	As of the date of this annual report, employees at this location continue to work under the terms of the expired agreement while negotiations are ongoing.

Geographic Information

Geographical net sales information is presented below.

	United States	Canada	Other	Total
	(in millions)
Net sales:
2010	$1,109.0	$186.3	$42.2	$1,337.5
2009	1,184.1	215.8	28.0	1,427.9
2008	1,543.8	292.3	23.2	1,859.3

Item 1A.	RISK FACTORS

Risks Relating to Our Businesses

Our end markets are subject to economic cycles.

Our primary end markets in 2010 were the repair and replacement of municipal water distribution and treatment systems, non-residential construction and new water and wastewater infrastructure, which is dependent on residential construction associated with new community developments. Sustained uncertainty about these end markets could cause our distributors and our end use customers to delay purchasing, or determine not to purchase, our products. For example, our distributors and end customers may have been approaching their near-term spending decisions with caution given the uncertain economic climate. In addition, other factors, including high levels of unemployment and foreclosures, interest rate fluctuations, fuel and other energy costs, labor and healthcare costs, the state of credit markets (including mortgages, home equity loans and consumer credit), weather, natural disasters and other factors beyond our control, could adversely affect our sales, profitability and cash flows.

Water and wastewater infrastructure spending construction activity may further decline.

A portion of our business depends on local, state and federal spending on water and wastewater infrastructure upgrade, repair and replacement. A significant percentage of our products are ultimately used by municipalities or other governmental agencies in water transmission, distribution, collection and treatment systems.

A February 2010 report of the U.S. Conference of Mayors estimates that state and local government funding generally provides 98% of the total investment in public water and wastewater systems. Funds for water infrastructure repair and replacement typically come from local taxes or water rates and the ability of state and local governments to increase taxes or water rates may be limited. In addition, state and local governments that do not budget for capital expenditures in setting tax rates and water rates may be unable to pay for water infrastructure repair and replacement if they do not have other funding sources. It is not unusual for water projects to be delayed and rescheduled for a number of reasons, including changes in project priorities and difficulties in complying with environmental and other governmental regulations.

Some state and local governments have placed or may place significant restrictions on the use of water by their constituents. These water use restrictions have or may similarly lead to reduced water revenues by municipalities or other governmental agencies, which could similarly affect funding decisions for water-related projects.

Economic conditions may cause states and municipalities to receive lower than anticipated revenues, which may lead to reduced or delayed funding for water infrastructure projects. Even if favorable economic conditions exist, state and local governments may choose not to address deferred infrastructure needs among competing spending priorities.

As a result, our sales, profitability and cash flows could decline as a result of decreases in the number of projects undertaken by water agencies, government spending cuts, general budgetary constraints, difficulty in obtaining necessary permits or the inability of customers or end users to obtain financing.

Non-residential construction activity may face continued reductions in demand.

A portion of our business depends on non-residential construction, which is cyclical. Non-residential construction activity has declined significantly in 2010 and a continued reduction in non-residential construction could result in a decline in our sales, profitability and cash flows.

New residential construction activity may face continued reductions in demand.

A portion of our business depends on new water and wastewater infrastructure spending, which in turn depends on residential construction, which is cyclical, and has historically represented a significant portion of our profitability and cash flows. Since January 2006, there have been steep declines in the construction of new homes in the United States, which has adversely affected our sales, profitability and cash flows. The disruption in the financial markets late in calendar 2008 exacerbated these declines. Independent forecasts of housing starts do not project a substantial near-term recovery in residential construction. Our residential construction related business recovery may lag any recovery in new home construction. A continued reduction in new residential construction activity or a failure of this market to recover substantially may continue to affect our sales, profitability and cash flows adversely.

We depend on a small group of major distributors for a significant portion of our sales.

We sell our products primarily to distributors and our success depends on these outside parties operating their businesses profitably and effectively. Their effectiveness can vary significantly from company to company and among regional groups served by the same company. Further, our distributors generally also carry competing products. We may fail to align our businesses with the most successful distributors in any market. For some of our products, we may have relationships with multiple distributors in a single market, or may use a national distributor in one market and a different national distributor in another market.

Approximately 33% of our 2010 gross sales were to our 10 largest distributors, and approximately 24% of our 2010 gross sales were to our three largest distributors: HD Supply, Ferguson Enterprises, Inc. and Mainline Supply Company. In 2010, HD Supply accounted for 15% and 14% of gross sales for Mueller Co. and U.S. Pipe, respectively.

While our relationships with our 10 largest distributors have been long-lasting, distributors in our industry have experienced consolidation in recent years. If such consolidation continues, our distributors could be acquired by other distributors who buy products from our competitors. Pricing pressure may also result if consolidation among distributors continues, which could lead to a decline in our sales, profitability and cash flows. The loss of any one of our major distributors in any market could also reduce our sales, profitability and cash flows.

Sales of certain of our products are seasonal.

Sales of some of our products, including ductile iron pipe, valves and fire hydrants are seasonal, with lower sales in our first and second quarters when weather conditions throughout most of North America tend to be cold resulting in lower levels of construction activity. In general, approximately 45% of a year’s net sales occurs in the first half of the year with 55% occurring in the second half of the year. This seasonality in demand has resulted in fluctuations in our sales and operating results. In order to satisfy demand during expected peak periods, we may incur costs associated with inventory build-up, and our projections as to future needs may not be accurate. Because many of our expenses are fixed, seasonal trends can cause reductions in our profitability and profit margins and deterioration of our financial condition during periods affected by lower production or sales activity.

Our business strategy partly depends upon executing current and future cost-control measures successfully.

Part of our business strategy is to enhance our profitability by realizing cost savings. We have taken steps in recent years to lower our costs by reducing staff, compensation and employee benefits and implementing general cost-control measures, and we expect to continue some of these cost-control efforts for the foreseeable future. Our total operating costs may be greater than anticipated if we do not achieve the expected savings from, or if our operating costs increase as a result of, these initiatives. Reductions in staff, compensation and benefits could also adversely affect our ability to attract and retain key employees and directors. In addition, we operate with significant operating leverage. A significant portion of our expenses consists of fixed costs. As a result, we are limited in our ability to reduce costs in the short term. If we are unable to execute our current and future cost control measures successfully, our total operating costs would be greater than expected, which would adversely affect our profitability and cash flows.

Our industry is very competitive and some of our products are similar to those manufactured by our competitors.

The U.S. and Canadian markets for water infrastructure, flow control and piping component system products are very competitive. While there are only a few competitors for most of our offerings, many of our competitors are well-established companies with strong brand recognition. We compete on the basis of a variety of factors, including the quality and price of our products and services. Anvil’s products in particular also compete on availability and breadth of product and are sold in fragmented markets with low barriers to entry. Our ability to retain our customers in the face of competition depends on our ability to market our products and services to our customers effectively. Also, competition for ductile iron pipe sold by U.S. Pipe comes not only from ductile iron pipe produced by a concentrated number of other manufacturers, but also from pipe composed of other materials, such as PVC, HDPE, concrete, fiberglass reinforced plastic and steel.

In addition to competition from U.S. companies, we face the threat of competition from companies from other countries. The intensity of competition from these companies is affected by fluctuations in the value of the U.S. dollar against their local currencies, by the cost to ship competitive products into North America and by the availability of trade remedies. Competition may also increase as a result of U.S. competitors shifting their operations to low-cost countries or otherwise reducing their costs.

Our competitors may reduce the prices of their products or services, improve their quality, improve their functionality or enhance their marketing or sales activities. Any of these potential developments could adversely affect our sales, profitability and cash flows.

The costs of our raw materials and purchased components can be volatile.

Our operations require substantial amounts of raw materials or purchased components, such as scrap steel, scrap iron, sand, resin brass ingot, steel pipe and coke. The cost and availability of these materials are subject to economic forces largely beyond our control, including North American and international demand, foreign currency exchange rates, freight costs and speculation. We generally purchase raw materials at current market costs and any hedging activities are small in relation to total purchases. We may not be able to pass on the entire cost of price increases for raw materials and purchased components to our customers or offset fully the effects of these higher costs through productivity improvements. In particular, when raw material and purchased component costs increase rapidly or to significantly higher than normal levels, we may not be able to pass cost increases through to our customers on a timely basis, if at all, which would reduce our profitability and cash flows. In addition, if raw materials or purchased components were not available, that would reduce our sales, profitability and cash flows. Our competitors could operate better under such changing market conditions than we do, which would give them a cost advantage compared to us.

We partially rely on the labor of individuals represented by collective bargaining agreements to produce and distribute our goods.

We are subject to a risk of work stoppages and other labor relations matters because a large portion of our hourly workforce is represented by collective bargaining agreements. At September 30, 2010, approximately 69% of our hourly workforce was covered by these agreements. These employees are represented by locals from six different unions, including the Glass, Molders, Pottery, Plastics and Allied Workers International Union, which represents the largest number of our employees. If we are unable to negotiate acceptable new agreements with the unions representing our employees upon expiration of existing contracts, we could experience strikes, work stoppages or other forms of labor slowdowns. Such actions could cause a significant disruption of operations at our facilities, which could have an adverse impact on us. New agreements with unions representing our employees could call for higher wages or benefits paid to union members, which would increase our operating costs. Labor costs are a significant element of the total costs involved in our manufacturing process, and an increase in the costs of labor could reduce sales, profitability and cash flows.

In addition, the freight companies that deliver our products to our customers generally use truck drivers represented by collective bargaining agreements, and our businesses could be harmed if these truck drivers face work stoppages or support other work stoppages.

Normal operations at our key manufacturing facilities may be interrupted.

Some of our key products, including fire hydrants, valves and ductile iron pipe, are manufactured at large manufacturing facilities that depend on critical pieces of heavy equipment that cannot be economically moved to other locations. We are therefore limited in our ability to shift production between locations. The operations at our manufacturing facilities may be interrupted or impaired by various operating risks, including, but not limited to:

•	catastrophic events, such as fires, explosions, natural disasters or other similar occurrences;
•	interruptions in the delivery of raw materials or other manufacturing inputs;
•	adverse government regulations;
•	equipment breakdowns or failures;
•	information systems failures;
•	violations of our permit requirements or revocation of permits;
•	releases of pollutants and hazardous substances to air, soil, surface water or ground water;
•	shortages of equipment or spare parts;
•	labor disputes; and
•	terrorist acts.

The occurrence of any of these events may impair our production capabilities and adversely affect our sales, profitability and cash flows.

Some of our brass products contain lead, which may be replaced in the future.

Several states restrict the use of lead in water infrastructure products. In addition, California and other state legislatures have in recent years enacted laws that impose further restrictions on products used in water transmission and otherwise. Legislation to substantially restrict lead content in water infrastructure products also has been passed by the U.S. House of Representatives and introduced in the U. S. Senate.

Future legislation could further restrict the permitted amount of lead or other materials in products we sell. Complying with new restrictions could increase our manufacturing costs or influence our decisions regarding which markets to serve.

Transportation costs are relatively high for most of our products.

Transportation costs are an important factor in a customer’s purchasing decision. Increases in transportation costs could make our products less competitive with the same or alternative products from competitors.

We typically depend on rail, barge and trucking systems to deliver our products to customers. While our customers typically arrange and pay for transportation from our factory to the point of use, disruption of these transportation services because of weather-related problems, strikes, lock-outs or other events could temporarily impair our ability to supply our products to our customers, thereby resulting in lost sales, profitability and cash flows.

We manage our business as a decentralized organization.

We have three business segments and operate under a decentralized organizational structure. Our operations have different business practices, accounting policies, internal controls, procedures and compliance programs. We continue to communicate such policies, controls, procedures and programs and it could take time for such implementation to be complete. Further, we may need to modify existing programs and processes to increase efficiency and operating effectiveness and improve corporate visibility into our decentralized operations. We also regularly update compliance programs and processes to comply with existing laws, new interpretations of existing laws and new laws, and we may not implement those modifications effectively. It could take time for any such modifications to be implemented across our operations. During the implementation periods, our decentralized operating approach could result in inconsistent management practices and procedures, which could adversely affect our businesses. Once achieved, it may also be difficult to maintain operational consistency across our businesses.

We may be unsuccessful in identifying, acquiring or integrating suitable acquisitions.

A part of our growth strategy depends on expansion through acquisitions of businesses that can be integrated successfully into our existing businesses and that will provide us with complementary manufacturing capabilities, products, services, customers or end users. Any future growth through acquisitions will depend on the availability of suitable acquisition candidates at favorable prices and on satisfactory terms and conditions. In addition, if we identify a suitable acquisition candidate, our ability to complete the acquisition will depend on a variety of factors, including our ability to finance the acquisition. Our ability to finance an acquisition is subject to a number of factors, including the availability of adequate cash, cash flows from operations or acceptable financing terms and the availability of financing under our existing debt agreements. Moreover, other companies, some of which may have substantially greater financial resources, may compete with us for the right to acquire such businesses, and these companies may be able to offer better terms for an acquisition than we can offer. In addition, there may be many challenges to integrating acquired businesses into our Company, including eliminating redundant operations, facilities and systems, coordinating management and personnel, retaining key employees, managing different corporate cultures and achieving cost reductions and cross-selling opportunities. We may not be able to meet these challenges.

We may not adequately prevent others from using our intellectual property.

Our businesses depend on our technology and expertise, which is largely developed internally and not subject to statutory protection. We rely on a combination of patent protection, copyright and trademark laws, trade secrets protection, employee and third party confidentiality and nondisclosure agreements and technical measures to protect our intellectual property rights. The measures that we take to protect our intellectual property rights may not adequately deter infringement, misappropriation or independent third-party development of our technology, and they may not prevent an unauthorized third party from obtaining or using information or intellectual property that we regard as proprietary or keep others from using brand names similar to our own. The disclosure, misappropriation or infringement of our intellectual property could harm our competitive position. In addition, our actions to enforce our rights may result in substantial costs and diversion of management and other resources. We may also be subject to intellectual property infringement claims from time to time, which may result in our incurring additional expenses and diverting our resources to respond to these claims.

We have a significant amount of debt and we may not be able to increase our borrowings.

At September 30, 2010, our total debt was $692.2 million compared to total assets of $1,568.2 million and total stockholders’ equity of $405.3 million. We may have a need or desire to incur significant additional debt from time to time. The level of our debt could limit our ability to obtain additional debt financing in the future for working capital, capital expenditures, acquisitions or other purposes.

We may not be able to generate sufficient cash flows from operating activities to service all of our debt.

There is a risk that our businesses will not generate sufficient cash flows from operating activities, that anticipated revenue growth and operating improvements will not be realized or that future borrowings may not be available to us in an amount sufficient to enable us to pay our debt or to fund our other liquidity needs. We may not maintain a level of liquidity from operating activities sufficient to permit us to pay the principal and interest on our debt.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce investments and capital expenditures, sell assets, seek additional capital, restructure or refinance our debt. However, we may not be able to accomplish these actions on satisfactory terms, or at all. In addition, these actions, if accomplished, could adversely affect the operation and growth of our businesses and may not permit us to meet our debt service obligations.

Certain of our debt instruments contain restrictive covenants.

Our debt instruments contain various covenants that limit our ability to engage in certain transactions. The indentures governing our notes restrict our ability to, among other things, borrow money or issue preferred stock, pay dividends, make certain types of investments and other restricted payments, create liens, restrict dividend payments or other payments from subsidiaries, sell certain assets or merge with or into other companies, engage in sale and leaseback transactions and enter into certain transactions with affiliates. Our asset based lending agreement also requires the maintenance of a specified financial ratio when the excess availability is below a specified level.

Our ability to satisfy the financial ratio or other covenants can be affected by events beyond our control, and we may not meet those tests. A breach of any of these covenants could result in a default under our debt instruments. If an event of default were not remedied timely, the holders of our applicable debt would be able to declare the debt immediately due and payable; certain events of default cannot be remedied. Upon the occurrence of an event of default under our asset based lending agreement, the lenders could also terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure the debt under our asset based revolving credit agreement. We have pledged all of our U.S. receivables, inventories and certain other assets as security under our asset based lending agreement. If any lender is entitled to accelerate the repayment of borrowings, we may not have sufficient assets to repay these obligations.

Our ability to borrow money may be impacted by changes in our credit ratings or macroeconomic conditions.

Our cost of borrowing and ability to access the capital markets are affected not only by market conditions but also by the short- and long-term debt ratings assigned to our debt by major credit rating agencies. These ratings are based, in significant part, on our performance as measured by credit metrics, such as interest coverage and leverage ratios. Our Senior Unsecured Notes and Senior Subordinated Notes are each rated by Standard & Poor’s and Moody’s Investors Service and both series of notes are rated below investment grade by both rating agencies. Any future borrowings will reflect the impact of these ratings, and additional reductions in our credit ratings could reduce our access to credit markets, make new borrowings more expensive, subject us to more onerous terms and reduce our borrowing flexibility. Such limitations on our financing options may affect our ability to refinance existing debt or fund major acquisitions or capital-intensive internal initiatives.

In addition, deteriorating economic conditions, including a recession, market disruptions, tightened credit markets and significantly wider corporate borrowing spreads, may make it more difficult or costly for us to finance significant transactions or obtain replacement financing for our existing debt.

Our expenditures for postretirement benefits and pension obligations are significant and could be materially higher than we have predicted if our underlying assumptions prove to be incorrect.

We provide a range of benefits to our current and retired employees, including pensions and postretirement healthcare. In determining our future payment obligations under the plans, we assume certain rates of return on the plan assets and growth rates of certain costs. We contributed $23.0 million, $24.0 million and $20.3 million for 2010, 2009 and 2008, respectively, to our pension plans. At September 30, 2010, the market value of our pension plan assets was approximately $313.1 million. The Pension Protection Act of 2006 (“PPA”) generally targets U.S. plans to be fully funded by 2015. At September 30, 2010, our PPA-defined funded status was approximately 87%.

Assumed discount rates, expected return on plan assets, expected compensation increases and estimated healthcare cost trend rates have a significant effect on the amounts reported for the pension and healthcare plans. We expect that healthcare costs will increase generally at a rate above the rate of inflation. Our actual cost growth rates could be materially higher than projected. Further, significant adverse changes in credit and capital markets could result in actual rates of return on plan assets being materially lower than projected. As a result, we may be required to increase the amount of cash contributions we make into our pension plans and other plans in the future in order to meet funding level requirements. If adverse changes in credit and capital markets are particularly significant and sustained, our overall liquidity could be materially reduced, which could force us to reduce investments and capital expenditures, sell assets, seek additional capital or restructure or refinance our debt.

We are subject to the newly adopted healthcare legislation.

We provide a range of benefits to our current and retired employees, including healthcare coverage. In March 2010, the Patient Protection and Affordable Care Act and a reconciliation measure, the Health Care and Education Act of 2010 (collectively, the “Healthcare Reform Legislation”) were signed into law in the United States. Provisions of the Healthcare Reform Legislation become effective at various dates over the next several years and a number of additional steps are required to implement these requirements, including further guidance and clarification in the form of implementing regulations. Due to the complexity of the Healthcare Reform Legislation, the pending status of implementing regulations and lack of interpretive guidance, and gradual implementation, the higher costs resulting from the Healthcare Reform Legislation on our business are not yet fully known and may not be known for several years.

We may be subject to product liability or warranty claims.

We are exposed to product liability, warranty and other claims in the event that the use of our products results, or is alleged to result in, bodily injury or property damage. We could incur product liability or warranty losses in the future, along with the related expenses to defend such claims, and such losses and expenses may be material and completely independent of the value of the underlying product or service. In some cases, replacement of our products can involve significant excavation and labor costs.

While we maintain product liability insurance, our product liability insurance coverage may not be adequate for liabilities that may ultimately be incurred or the coverage may not continue to be available on terms acceptable to us. A successful product liability claim brought against us in excess of our available insurance coverage could require us to make significant payments or a requirement to participate in a product recall may harm our reputation.

We rely on successors to Tyco to indemnify us for certain liabilities and they may become financially unable or fail to comply with the terms of the indemnity.

Under the terms of the acquisition agreement relating to the August 1999 sale by Tyco of the Mueller Co. and Anvil businesses to the prior owner of these businesses, we are indemnified by Tyco for all liabilities arising in connection with the operation of these businesses prior to their sale by Tyco, including with respect to products manufactured or sold prior to the closing of that transaction. The indemnity survives forever and is not subject to any dollar limits. In the past, Tyco has made substantial payments and/or assumed defense of claims pursuant to this indemnification provision. In addition, Tyco’s indemnity does not cover product liabilities to the extent caused by our products manufactured after the date of that transaction. In June 2007, Tyco was separated into three separate publicly traded companies. Should any of Tyco’s successors become financially unable or fail to comply with the terms of the indemnity, we may be responsible for such obligations or liabilities. See “Item 3. LEGAL PROCEEDINGS” for more information about our potential product liabilities.

We are subject to complex corporate governance, public disclosure and accounting requirements.

We are subject to changing rules and regulations of federal and state government, as well as the stock exchange on which our common stock is listed. These entities, including the Public Company Accounting Oversight Board (“PCAOB”), the Securities and Exchange Commission (“SEC”) and the New York Stock Exchange, have issued a significant number of new and increasingly complex requirements and regulations over the course of the last several years and continue to develop additional regulations and requirements in response to laws enacted by the U.S. Congress. For example, the Sarbanes-Oxley Act of 2002 and the rules and regulations subsequently implemented by the SEC and the PCAOB imposed and may impose compliance burdens and costs on us. Also, in July 2010, the Dodd-Frank Wall Street Reform and Protection Act (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act includes significant corporate governance and executive compensation-related provisions that require the SEC to adopt additional rules and regulations in these areas, such as say-on-pay and proxy access. Our efforts to comply with new requirements of law and regulation are likely to result in an increase in expenses and a diversion of management’s time from other business activities. Also, those laws, rules and regulations may make it more difficult and expensive for us to attract and retain key employees and members of our Board of Directors and to maintain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to maintain coverage.

We may be subject to any new governmental legislation or regulation relating to carbon dioxide emissions.

Certain of our manufacturing plants use significant amounts of electricity and natural gas and certain of our plants emit significant amounts of carbon dioxide. Federal and state courts and administrative agencies are considering the scope and scale of carbon dioxide emission regulation under various laws pertaining to the environment, energy use and development and greenhouse gas emissions. For example the EPA has begun promulgating regulations governing carbon emissions. Additionally, the U.S. House of Representatives has passed legislation that would regulate carbon dioxide emissions through a cap-and-trade system, under which emitters would be required to buy allowances to offset emissions of carbon dioxide. Similar legislation has been introduced in the U.S. Senate. In addition, several states are considering various carbon dioxide registration and reduction programs. Final carbon dioxide legislation or regulation could increase the price of the electricity we purchase, increase costs for our use of natural gas, restrict access to or the use of natural gas or require us to purchase allowances to offset our own emissions. Further, federal, state and local governments may also pass laws mandating the use of alternative energy sources, such as wind and solar, which may increase the cost of energy used in our operations. The final details and scope of these legislative and regulatory measures are unclear, and their potential to increase our costs remains uncertain.

The potential physical impacts of climate change on our operations are highly uncertain. The EPA has found that global climate change could increase the severity and possibly the frequency of severe weather patterns, such as hurricanes. Although the financial impact of these potential changes is not reasonably estimable at this time, our operations in certain locations and those of our customers and suppliers could potentially be adversely affected. These effects could adversely affect our financial performance.

We are subject to environmental, health and safety laws and regulations.

We are subject to various laws and regulations relating to the protection of the environment and human health and safety and must incur capital and other expenditures to comply with these requirements. Failure to comply with any environmental, health or safety requirements could result in the assessment of damages, the imposition of penalties, suspension of production, changes to equipment or processes or a cessation of operations at our facilities. Because these laws are complex, subject to change and may be applied retroactively, these requirements, in particular as they change in the future, may impair our sales, profitability and cash flows.

In addition, we incurred costs to comply with the National Emissions Standards for Hazardous Air Pollutants issued by the EPA for iron and steel foundries and for our foundries’ painting operations. We may be required to conduct investigations and perform remedial activities that could require us to incur material additional costs in the future. Our operations involve the use of hazardous substances and the disposal of hazardous wastes. We may incur additional costs to manage these substances and wastes, and we may be subject to claims for damage for personal injury, property damage or damage to natural resources.

U.S. Pipe has been identified as a potentially responsible party liable under federal environmental laws for a portion of the cleanup costs with regard to two sites and is currently subject to an administrative consent order requiring certain monitoring and cleanup with regard to a property in New Jersey. Such cleanup costs could be substantial and could adversely affect our profitability and cash flows in any given reporting period. For more information about our environmental compliance and potential environmental liabilities, see “Item 1. BUSINESS—Environmental Matters.”

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

A dispute exists with regard to federal income taxes for years 1980 to 1994 and 1999 to 2001 allegedly owed by the Walter Energy consolidated group, which included U.S. Pipe during these periods. As a matter of law, we are jointly and severally liable for any final tax determination, which means that in the event Walter Energy is unable to pay any amounts owed, we would be liable.

The tax allocation agreement between us and Walter Energy allocates to us certain tax risks associated with the Spin-off.

Walter Energy effectively controlled all of our tax decisions for periods during which we were a member of the Walter Energy consolidated federal income tax group and certain combined, consolidated or unitary state and local income tax groups. Under the terms of the income tax allocation agreement between us and Walter Energy dated May 26, 2006, we generally compute our tax liability on a stand-alone basis, but Walter Energy has sole authority to respond to and conduct all tax proceedings (including tax audits) relating to our federal income and combined state returns, to file all such returns on our behalf and to determine the amount of our liability to (or entitlement to payment from) Walter Energy for such periods. This arrangement may result in conflicts of interests between us and Walter Energy. In addition, the tax allocation agreement provides that if the Spin-off is determined not to be tax-free pursuant to Section 355 of the Internal Revenue Code of 1986, as amended, we generally will be responsible for any taxes incurred by Walter Energy or its shareholders if such taxes result from certain of our actions or omissions and for a percentage of any such taxes that are not a result of our actions or omissions or Walter Energy’s actions or omissions or taxes based on our market value relative to Walter Energy’s market value. Additionally, to the extent that Walter Energy was unable to pay taxes, if any, attributable to the Spin-off and for which it is responsible under our tax allocation agreement, we could be liable for those taxes as a result of being a member of the Walter Energy consolidated group for the year in which the Spin-off occurred. Walter Energy’s income tax returns for the year in which the Spin-off occurred are still open for federal examination.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

Our principal properties are listed below.

Location	Activity	Size (sq. ft.)	Owned or leased
Mueller Co.:
Albertville, AL	Manufacturing	422,481	Leased
Ontario, CA	Distribution	72,994	Leased
Aurora, IL	Manufacturing	146,880	Owned
Decatur, IL	Manufacturing and selling, general and administration	467,044	Owned
Hammond, IN	Manufacturing	51,160	Owned
Cleveland, NC	Manufacturing	190,000	Owned
Bethlehem, PA	Manufacturing	104,000	Leased
Chattanooga, TN	Manufacturing	525,000	Owned
Cleveland, TN	Manufacturing	40,000	Owned
Murfreesboro, TN	Manufacturing	11,400	Owned
Murfreesboro, TN	Manufacturing	12,000	Leased
Brownsville, TX	Manufacturing	50,000	Leased
Calgary, Alberta	Distribution	11,000	Leased
Barrie, Ontario	Distribution	50,000	Leased
St. Jerome, Quebec	Manufacturing	55,000	Owned
Jingmen, China	Manufacturing	154,377	Owned

U.S. Pipe:
Bessemer, AL	Manufacturing	962,000	Owned
Birmingham, AL	Selling, general and administration	66,000	Owned
Union City, CA	Manufacturing	139,000	Owned
Burlington, NJ	Distribution	158,289	Owned

Anvil:
University Park, IL	Distribution	192,000	Leased
Sparks, NV*	Distribution	124,500	Leased
Portsmouth, NH	Selling, general and administration	13,740	Leased
Columbia, PA	Manufacturing	663,119	Owned
Greencastle, PA	Manufacturing	132,743	Owned
Pottstown, PA*	Manufacturing	46,000	Owned
Waynesboro, PA	Manufacturing	72,836	Owned
North Kingstown, RI	Manufacturing	170,822	Leased
Henderson, TN	Manufacturing	167,700	Owned
Houston, TX	Manufacturing and distribution	57,600	Owned
Houston, TX	Manufacturing	46,934	Owned
Irving, TX	Distribution	218,400	Leased
Longview, TX	Manufacturing	114,000	Owned
Simcoe, Ontario	Distribution	126,090	Owned
Montreal, Quebec	Distribution	36,559	Leased

Corporate
Atlanta, GA	Corporate headquarters	24,728	Leased

*	Subsequent to September 30, 2010, the facility at Sparks, NV was combined with the facility at Ontario, CA. The facility at Pottstown, PA was combined with the facilities at Greencastle, PA and Waynesboro, PA.

We consider our facilities to be well maintained and believe we have sufficient capacity to meet our anticipated needs through 2011. Our leased properties have terms expiring at various dates through August 2019.

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

Environmental.  We are subject to a wide variety of laws and regulations concerning the protection of the environment, both with respect to the operations at many of our properties and with respect to remediating environmental conditions that may exist at our own or other properties. We strive to comply with federal, state and local environmental laws and regulations. We accrue for environmental expenses resulting from existing conditions that relate to past operations when the costs are probable and reasonably estimable. These expenses were $4.5 million, $4.3 million and $6.8 million during 2010, 2009 and 2008, respectively. We capitalize environmental expenditures that increase the life or efficiency of long-term assets or that reduce or prevent environmental contamination. Capital expenditures for environmental requirements are anticipated to be approximately $1.8 million during 2011. Capitalized environmental-related expenditures were $1.8 million, $3.7 million and $2.9 million during 2010, 2009 and 2008, respectively.

In September 1987, we implemented an Administrative Consent Order (“ACO”) for our Burlington property, which was required under the New Jersey Environmental Cleanup Responsibility Act (now known as the Industrial Site Recovery Act). The ACO required soil and ground water cleanup, and we have completed, and have received final approval on, the soil cleanup required by the ACO. U.S. Pipe continues to pump and treat ground water at this site. Further remediation could be required. Long-term ground water monitoring is also required to verify natural attenuation. We do not know how long ground water monitoring will be required, and do not believe monitoring or further remediation costs, if any, will have a material adverse effect on our financial condition or results of operations.

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

U.S. Pipe and the other settling defendants contend that the legal effect of the AOC extinguishes Solutia’s claims and they filed a motion for summary judgment to that effect. Discovery in this matter was stayed while the motion for summary judgment was pending. The court recently issued a summary judgment order, holding that plaintiffs’ claims for contribution are barred by the AOC but giving plaintiffs the right to seek to recover cleanup costs they voluntarily incurred. The court granted a motion for immediate appeal to the Eleventh Circuit Court of Appeals, but the Eleventh Circuit Court of Appeals declined to take the appeal. The parties engaged in fact discovery in 2009, and U.S. Pipe has moved for reconsideration of the June 2008 summary judgment order that permitted plaintiffs to proceed with their claims to seek recovery of cleanup costs under Section 107(a) of the Comprehensive Environmental Response, Compensation, and Liability Act. On July 2, 2010, the court granted summary judgment on the cost recovery claims under Section 107(a) and dismissed those remaining counts against U.S. Pipe. On July 30, 2010, plaintiffs moved to clarify or amend the court’s July 2, 2010 order to permit the plaintiffs to pursue a claim under Section 107(a) to recover costs that were not incurred under any removal order or settlement. On October 29, 2010, the district court denied plaintiffs’ motion. The deadline for plaintiffs to appeal that order is November 29, 2010. We continue to have no basis to form a view with respect to the probability or amount of liability in this matter.

U.S. Pipe and a number of co-defendant foundry-related companies were named in a putative civil class action case originally filed in April 2005 in the Circuit Court of Calhoun County, Alabama, and removed by defendants to the U.S. District Court for the Northern District of Alabama under the Class Action Fairness Act. The putative plaintiffs in the case filed an amended complaint with the U.S. District Court in December 2006. The amended complaint alleged state law tort claims (negligence, failure to warn, wantonness, nuisance, trespass and outrage) arising from the creation and disposal of “foundry sand” alleged to contain harmful levels of PCBs and other toxins, including arsenic, cadmium, chromium, lead and zinc. The plaintiffs originally sought damages for real and personal property and for other unspecified personal injury. On June 4, 2007, a motion to dismiss was granted to U.S. Pipe and certain co-defendants as to the claims for negligence, failure to warn, nuisance, trespass and outrage. The remainder of the complaint was dismissed with leave to file an amended complaint. On July 6, 2007, plaintiffs filed a second amended complaint, which dismissed prior claims relating to U.S. Pipe’s former facility located at 2101 West 10th Street in Anniston, Alabama and no longer alleges personal injury claims. Plaintiffs filed a third amended complaint on July 27, 2007. U.S. Pipe and the other defendants have moved to dismiss the third amended complaint. On September 24, 2008, the court issued an order on the motion, dismissing the claims for wantonness and permitting the plaintiffs to move forward with their claims of nuisance, trespass and negligence. The court has ordered the parties to mediate the dispute. The parties have reached an agreement in principle to resolve the matter and submitted the settlement agreement to the court for approval on October 26, 2010. On October 27, 2010, the court entered an order preliminarily approving the settlement and setting the settlement fairness hearing for February 17, 2011.

On July 13, 2010, Rohcan Investments Limited (“Rohcan”), the former owner of property leased by Mueller Canada Ltd. and located in Milton, Ontario, filed suit against Mueller Canada Ltd. and its two directors seeking C$10 million in damages arising from the defendants’ alleged environmental contamination of the property and breach of lease. Mueller Canada Ltd. leased the property from 1988 through 2006 and paid rent until the lease expired in 2008. We have tendered potential liabilities that might arise from this lawsuit to a former owner responsible for liabilities arising prior to the sale of Mueller Canada Ltd. to the Company and its predecessors. Based on the allegations stated in the complaint, the former owner has denied the tender. We have no basis to form a view with respect to the probability or amount of liability in this matter.

Environmental advocacy groups, relying on standards established by California’s Proposition 65, are seeking to eliminate or reduce the content of lead in water infrastructure products offered for sale in California and other jurisdictions. Some of our subsidiaries previously entered into settlement agreements with environmental advocacy groups to modify products or offer substitutes for sale in California. California Assembly Bill No. 1953 redefined, as of January 1, 2010, the term “lead free” to refer to a weighted average lead content of the wetted surface area of the pipes, fittings and fixtures of not more than 0.25%. Mueller Co. ceased shipments of brass products not complying with this standard to customers in California in 2009. Legislation to substantially restrict lead content in water infrastructure products also has been introduced in the U.S. Congress. Congress or state legislatures may enact similar legislation to restrict the content of lead in water products, which could require us to incur additional costs to modify our products. Although Mueller Co. now produces “lead free” brass products, most of Mueller Co.’s brass products contain small amounts of lead.

In March 2004, Anvil entered into a Consent Order with the Georgia Department of Natural Resources regarding alleged hazardous waste violations at Anvil’s former foundry facility in Statesboro, Georgia. Pursuant to the Consent Order, we have agreed to perform various investigatory and remedial actions at our former foundry and landfill. These costs have been accrued at September 30, 2010.

Some of our subsidiaries have been named as defendants in asbestos-related lawsuits. We do not believe these lawsuits, either individually or in the aggregate, are material to our consolidated financial position or results of operations.

No assurance can be given that we will not be required in the future to make material expenditures relating to environmental laws or legally mandated site cleanup. Except for the foregoing, we are not aware of compliance or cleanup costs associated with the current laws and sites for which we have cleanup liability or any other future sites that are likely to have a material adverse effect on our financial condition or results of operations.

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

Covenants contained in certain of the debt instruments referred to in Note 7 of “Notes to Consolidated Financial Statements” restrict the amount we can pay in cash dividends. Future dividends will be declared at the discretion of our Board of Directors and will depend on our future earnings, financial condition and other factors.

The range of high and low intraday sales prices of our common stock and the dividends declared per share is presented below.

	Series A		Series B						Dividends per share
	High	Low	High			Low
Year ended September 30, 2010:
4th quarter	$4.15	$2.21	$	NA		$	NA		$0.0175
3rd quarter	5.99	3.33		NA			NA		0.0175
2nd quarter	5.80	4.23		NA			NA		0.0175
1st quarter	5.93	4.26		NA			NA		0.0175

Year ended September 30, 2009:
4th quarter	$5.81	$2.52	$	NA		$	NA		$0.0175
3rd quarter	5.17	3.05		NA			NA		0.0175
2nd quarter	8.47	1.48		8.42	*		6.28	*	0.0175
1st quarter	9.07	3.40		8.44			3.33		0.0175

*	Through January 28, 2009.

At September 30, 2010, there were 137 stockholders of record for our Series A common stock.

Equity Compensation Plan Information

The information regarding our compensation plans under which equity securities are authorized for issuance is set forth in “Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.”

Sale of Unregistered Securities

We did not issue any unregistered securities during 2010.

Issuer Purchases of Equity Securities

During the three months ended September 30, 2010, we repurchased shares of our Series A common stock as presented below.

Period	Number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs

July 1-31, 2010	1,310	$3.80	-	-
August 1-31, 2010	-	-	-	-
September 1-30, 2010	-	-	-	-

(1)	Consists of shares surrendered to the Company to pay the tax withholding obligations in connection with the vesting of restricted stock units issued to employees.

Stock Price Performance Graphs

The following graph compares the cumulative quarterly stock market performance of our Series A common stock with the Russell 2000 Stock Index (“Russell 2000”) and the Dow Jones U.S. Building Materials & Fixtures Index (“DJ Building Materials & Fixtures”). Our Series A common stock first traded on May 26, 2006.

Total return values were calculated based on cumulative total return assuming (i) the investment of $100 in our common stock, the Russell 2000 and the DJ Building Materials & Fixtures on the dates indicated and (ii) reinvestment of all dividends.

Item 6.	SELECTED FINANCIAL DATA

On October 3, 2005, Walter Energy acquired all outstanding shares of capital stock representing the Mueller Co. and Anvil businesses and contributed its U.S. Pipe business to form the Company. U.S. Pipe was deemed the acquirer of Mueller Co. and Anvil. The selected financial and other data presented below should be read in conjunction with, and are qualified by reference to, “Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” and the consolidated financial statements and notes thereto included elsewhere in this annual report.

	2010	2009	2008	2007	2006
	(in millions, except per share data)
Statement of operations data:
Net sales	$1,337.5	$1,427.9	$1,859.3	$1,849.0	$1,933.4
Cost of sales (1)	1,101.1	1,171.0	1,420.3	1,385.8	1,525.7

Gross profit	236.4	256.9	439.0	463.2	407.7
Selling, general and administrative expenses (2)	219.3	239.1	274.6	253.2	250.1
Impairment (3)	-	970.9	-	-	-
Restructuring (4)	13.1	47.8	18.3	-	28.6

Income (loss) from operations	4.0	(1,000.9)	146.1	210.0	129.0
Interest expense, net	68.0	78.3	72.4	86.8	107.4
Loss on early extinguishment of debt	4.6	3.8	-	36.5	8.5

Income (loss) before income taxes	(68.6)	(1,083.0)	73.7	86.7	13.1
Income tax expense (benefit)	(23.4)	(86.3)	31.7	38.5	8.0

Net income (loss)	$(45.2)	$(996.7)	$42.0	$48.2	$5.1

Net income (loss) per share:
Basic and diluted	$(0.29)	$(8.55)	$0.36	$0.42	$0.05

Weighted average shares outstanding:
Basic	154.3	116.6	115.1	114.7	95.5
Diluted	154.3	116.6	115.5	115.3	95.5

Other data:
Depreciation and amortization	$84.6	$90.2	$93.1	$101.4	$96.9
Capital expenditures	32.8	39.7	88.1	88.3	71.1
Cash dividends declared per share (5)	0.07	0.07	0.07	0.07	5.32

Balance sheet data (at September 30):
Cash and cash equivalents	83.7	61.5	183.9	98.9	81.4
Working capital	452.7	525.3	755.6	709.7	680.0
Property, plant and equipment, net	264.4	296.4	356.8	351.8	337.0
Total assets	1,568.2	1,739.5	3,090.2	3,009.2	2,989.9
Total debt	692.2	740.2	1,095.5	1,100.5	1,127.3
Long-term obligations	813.7	902.4	1,170.8	1,150.6	1,229.2
Total liabilities	1,162.9	1,303.2	1,761.3	1,698.2	1,762.9
Stockholders’ equity	405.3	436.3	1,328.9	1,311.0	1,227.0

(1)	2006 includes $70.4 million of adjustments related to valuing Mueller Co. and Anvil inventory acquired on October 3, 2005 at fair value and $21.3 million of inventory write-offs and higher per unit overhead costs resulting from the closure of U.S. Pipe’s Chattanooga, Tennessee plant.

(2)	Includes related party corporate charges from Walter Energy of $1.6 million and $8.0 million during 2007 and 2006, respectively.
(3)	In 2009, goodwill was determined to be fully impaired resulting in charges of $717.3 million for Mueller Co., $92.7 million for Anvil and $59.5 million for U.S. Pipe. Mueller Co.’s trademarks and trade names were determined to be partially impaired resulting in a charge of $101.4 million.
(4)	2010 includes $12.0 million resulting from actions to close U.S. Pipe’s North Birmingham facility and $1.1 million related to severance and other closing activities. 2009 includes $38.5 million resulting from actions related to U.S. Pipe’s North Birmingham facility to lower costs and reduce capacity and $9.3 million of primarily severance costs related to Company-wide workforce reductions in response to lower demand for our products. 2008 includes $18.3 million to cease manufacturing operations at U.S. Pipe’s Burlington, New Jersey facility. 2006 includes $28.6 million to close U.S. Pipe’s Chattanooga, Tennessee plant and transfer the valve and fire hydrant production of that plant to Mueller Co.’s Chattanooga, Tennessee and Albertville, Alabama plants.
(5)	During 2006, the Company declared dividends of $456.5 million to Walter Energy. The 85,844,920 shares of Series B common stock distributed to Walter Energy in December 2006 were deemed the only equity securities outstanding when these dividends were paid.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto that appear elsewhere in this annual report. This report contains certain statements that may be deemed “forward-looking statements” within the meaning the Private Securities Litigation Reform Act of 1995. All statements, that address activities, events or developments that the Company’s management intends, expects, plans, projects, believes or anticipates will or may occur in the future are forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements we make regarding general economic conditions, spending by municipalities, the outlook for the residential and non-residential construction markets and the recovery, if any, of our end markets and the impact of these factors on our businesses. Forward-looking statements are based on certain assumptions and assessments made by management in light of their experience and their perception of historical trends, current conditions and expected future developments. Actual results and the timing of events may differ materially from those contemplated by the forward-looking statements due to a number of factors, including regional, national or global political, economic, business, competitive, market and regulatory conditions and the following:

•	the spending level for water and wastewater infrastructure;
•	the demand level of manufacturing and construction activity;
•	our ability to service our debt obligations; and
•	the other factors that are described in the section entitled “RISK FACTORS” in Item 1A of this annual report.

Undue reliance should not be placed on any forward-looking statements. The Company does not have any intention or obligation to update forward-looking statements except as required by law.

Overview

Organization

On October 3, 2005, Walter Energy acquired all outstanding shares of capital stock representing the Mueller Co. and Anvil businesses and contributed them to its U.S. Pipe business to form the Company. In December 2006, Walter Energy distributed to its shareholders all of its equity interests in the Company, consisting of all of the Company’s outstanding shares of Series B common stock. On January 28, 2009, each share of Series B common stock was converted into one share of Series A common stock.

Unless the context indicate otherwise, whenever we refer to a particular year, we mean the fiscal year ended or ending September 30 in that particular calendar year. We manage our businesses and report operations through three business segments: Mueller Co., U.S. Pipe and Anvil, based largely on the products sold and the customers served.

Business

The impact of the overall weakness of the U.S. economy on our end markets continues to affect our operations adversely. Net sales have decreased significantly from 2008 levels, though shipment volumes in 2010 were higher than 2009. Our manufacturing operations include significant fixed costs. With relatively low shipment volumes, these fixed costs represent a relatively higher percentage of the total cost to manufacture our products and our profitability is reduced.

In August 2010, we entered into two new credit agreements. See “Liquidity and Capital Resources” for additional information regarding these new credit agreements.

A significant portion of our net sales is directly related to municipal water infrastructure, non-residential construction and residential construction activity in the United States. We expect non-residential construction to decrease in calendar 2010 as a result of a slowdown in general economic activity. Independent forecasts of calendar 2011 non-residential construction activity indicate a small increase compared to calendar 2010. Annualized housing starts in September 2010 were approximately 60% lower than the 50-year average of about 1.5 million units per year. Based on independent forecasts of housing starts, we do not expect substantial near-term recovery in residential construction, and we expect our related sales growth to lag any recovery in the residential construction market.

As a result, most of our manufacturing facilities are operating significantly below their optimal capacities. Since the end of 2008, we have reduced headcount, consolidated facilities, reduced operating days and reduced overall spending activities in response to lower demand for our products. Capacity utilization increased in 2010 in all three business segments and is expected to increase further in 2011. We continually monitor our production activities in response to evolving business conditions and expect to take additional steps to improve financial results.

U.S. Pipe closed its manufacturing facility in North Birmingham, Alabama and recorded a restructuring charge of $12.0 million during 2010, consisting of $4.4 million of asset impairment charges and $7.6 million of employee-related and other charges. We expect to record additional restructuring charges related to this closure of $1 million to $2 million in 2011.

In January 2010, Anvil sold its Canadian wholesale distribution business for $40.3 million, including post-closing adjustments. This business had 2009 net sales of approximately $107 million and its operating income was not material to the Company’s operating income. We recorded a pre-tax gain of $2.8 million to selling, general and administrative expenses in connection with this transaction. Anvil also entered into a 3 1/2 year supply agreement with the buyer requiring the buyer to purchase at least a specified amount of products from Anvil.

U.S. Pipe experienced a 12% decline in the ductile iron pipe average per ton sale price in 2010 compared to 2009. The average scrap iron price paid by U.S. Pipe during 2010 was 42% higher per ton than was paid during 2009. However, due to unusually high scrap iron prices in inventory at the end of 2008, scrap iron prices per ton reflected in cost of sales were lower in 2010 than 2009.

An analysis of the funded status of our U.S. pension plan as of January 1, 2011 will be performed for purposes of determining funding thresholds under provisions of the Pension Protection Act. A significant portion of the assets invested in our defined benefit pension plans is invested in equity securities. If we lower our estimated rate of return on these assets, this would cause pension expense to increase and require higher levels of Company contributions to these plans. The total market value of our U.S. pension plan assets was $301.9 million and $270.0 million at September 30, 2010 and 2009, respectively. During 2010, the investment performance of these assets was a gain of $32.0 million. We currently estimate contributing between $16 million and $20 million to our U.S. pension plan during 2011.

Results of Operations

Year Ended September 30, 2010 Compared to Year Ended September 30, 2009

	Year ended September 30, 2010
	Mueller Co.	U.S. Pipe	Anvil	Corporate	Total
	(in millions)

Net sales	$612.8	$377.8	$346.9	$-	$1,337.5

Gross profit (loss)	$170.3	$(22.7)	$88.8	$-	$236.4

Operating expenses:
Selling, general and administrative	89.2	30.5	66.2	33.4	219.3
Restructuring	0.1	12.5	0.5	-	13.1

	89.3	43.0	66.7	33.4	232.4

Income (loss) from operations	$81.0	$(65.7)	$22.1	$(33.4)	4.0

Interest expense, net					68.0
Loss on early extinguishment of debt					4.6

Loss before income taxes					(68.6)
Income tax benefit					(23.4)

Net loss					$(45.2)

	Year ended September 30, 2009
	Mueller Co.	U.S. Pipe	Anvil	Corporate	Total
	(in millions)

Net sales	$547.1	$410.9	$469.9	$-	$1,427.9

Gross profit (loss)	$134.3	$(5.7)	$128.2	$0.1	$256.9

Operating expenses:
Selling, general and administrative	84.2	35.6	84.9	34.4	239.1
Impairment	818.7	59.5	92.7	-	970.9
Restructuring	2.0	41.6	4.0	0.2	47.8

	904.9	136.7	181.6	34.6	1,257.8

Loss from operations	$(770.6)	$(142.4)	$(53.4)	$(34.5)	(1,000.9)

Interest expense, net					78.3
Loss on early extinguishment of debt, net					3.8

Loss before income taxes					(1,083.0)
Income tax benefit					(86.3)

Net loss					$(996.7)

Consolidated Analysis

Net sales for 2010 decreased to $1,337.5 million from $1,427.9 million in 2009. Net sales decreased $90.0 primarily due to the divestiture of two Anvil businesses and $35.8 million due to lower pricing at U.S. Pipe. These decreases were partially offset by $20.5 million due to higher shipment volumes and $14.9 million due to favorable changes in Canadian currency exchange rates.

Gross profit for 2010 decreased to $236.4 million from $256.9 million in 2009. Gross profit decreased $35.8 million due to lower sales prices and $15.7 million due to the divestiture of two Anvil businesses. These decreases were partially offset by $17.2 million of manufacturing and other cost savings. Gross margin decreased to 17.7% for 2010 from 18.0% for 2009.

Selling, general and administrative expenses for 2010 decreased to $219.3 million from $239.1 million in 2009 primarily due to the divestiture of two Anvil businesses.

During 2009, we suspended production throughout the Company for varying time periods in response to reduced demand for our products, implemented temporary compensation reductions, furloughs and reduced work weeks for certain employees and directors and reduced headcount by approximately 17%. Restructuring activities at North Birmingham resulted in lower fixed costs, reduced capacity and a $38.5 million non-cash restructuring charge, primarily for impairment of property, plant and equipment. 2009 restructuring charges also included $9.3 million of mostly severance and other charges.

We closed U.S. Pipe’s North Birmingham facility and recorded a restructuring charge of $12.0 million during 2010, consisting of $4.4 million of asset impairment charges and $7.6 million of employee-related and other charges. We expect to record additional restructuring charges of $1 million to $2 million in 2011 related to this closure.

During 2009, we recorded impairment charges of $970.9 million relating to goodwill and other intangible assets.

Interest expense, net was $68.0 million for 2010 compared to $78.3 million in 2009. The components of interest expense, net are detailed below.

	2010	2009
	(in millions)

2007 Credit Agreement, including interest rate swap contracts	$20.8	$37.6
7 3/8% Senior Subordinated Notes	31.0	31.0
8 3/4% Senior Unsecured Notes	2.0	-
Terminated interest rate swap contracts:
Costs deferred	(4.7)	-
Costs recognized	12.7	6.3
Deferred financing fees amortization	2.9	2.2
Other interest expense	3.6	2.9
Interest income	(0.3)	(1.7)

	$68.0	$78.3

Net interest expense for 2010 declined from 2009 primarily due to lower borrowing levels under the 2007 Credit Agreement resulting from principal prepayments in June 2009, August 2009, September 2009, January 2010 and the termination of this agreement in August 2010. Some of these prepayments led to the cancellation of interest rate swap contracts. All deferred interest expense under interest rate swap contracts at such times was either immediately charged to expense or scheduled to be expensed over the remainder of the original term of the contracts.

Loss on early extinguishment of debt represents writing off deferred financing fees pursuant to debt prepayments. A net gain of $1.5 million from repurchasing $5.0 million of our 7 3/8 Senior Subordinated Notes on the open market is also included in 2009.

The income tax benefit for 2010 included a $2.2 million expense related to the repatriation of earnings from Canada. After the divestiture of a Canadian business early in 2010, we determined the Canadian operations no longer needed approximately $21 million of cash, which we repatriated. Excluding this item, income tax benefit in 2010 would have resulted in an effective tax rate of 37%. There was very limited income tax benefit associated with the goodwill impairment recorded in 2009. Excluding goodwill impairment, the effective tax rate for 2009 was 38%. In 2010 and 2009, the other differences between income taxes and that expected using the U.S. federal statutory rate of 35% related primarily to state income taxes and non-deductible compensation.

Segment Analysis

Mueller Co.

Net sales for 2010 increased to $612.8 million from $547.1 million in 2009. Net sales increased primarily due to $55.7 million in higher shipment volumes.

Gross profit for 2010 increased to $170.3 million from $134.3 million in 2009. Gross profit increased $20.3 million due to higher shipment volumes and $16.8 million due to manufacturing and other cost savings. Gross margin was 27.8% in 2010 compared to 24.5% in 2009. Gross margin increased primarily due to manufacturing and other cost savings.

Selling, general and administrative expenses in 2010 increased to $89.2 million from $84.2 million in 2009. These expenses increased primarily due to additional development of our Mueller Systems meter and metering technology business.

We recorded in 2009 impairment and restructuring charges of $820.7 million. The impairment charges were $717.3 million against goodwill and $101.4 against other intangible assets.

U.S. Pipe

Net sales for 2010 decreased to $377.8 million from to $410.9 million in 2009. Net sales decreased $36.3 million due to lower prices.

Gross loss for 2010 increased to $22.7 million from $5.7 million in 2009. Gross loss increased primarily due to $36.3 million of lower sales prices. This increase was partially offset by $9.6 million of lower raw material costs and $10.9 million of manufacturing and other cost savings.

Selling, general and administrative expenses for 2010 decreased to $30.5 million from $35.6 million in 2009. The amount in 2009 included $3.2 million of bad debt expense for a specific customer. The decrease in these expenses is otherwise attributed primarily to lower headcount.

We closed our North Birmingham facility and recorded a restructuring charge of $12.0 million during 2010, consisting of $4.4 million of asset impairment charges and $7.6 million of employee-related and other charges. We expect to record additional restructuring charges of $1 million to $2 million in 2011.

In 2009, we recorded impairment and restructuring charges of $101.1 million, which included goodwill impairment of $59.5 million and a non-cash restructuring charge of $38.5 million, primarily for impairment of property, plant and equipment, at our North Birmingham facility.

Anvil

Net sales for 2010 decreased to $346.9 million from $469.9 million in 2009. Net sales decreased $90.0 million due to divested businesses and $38.4 million due to lower shipment volumes.

Gross profit for 2010 decreased to $88.8 million from $128.2 million in 2009. Gross profit decreased $15.7 million due to divested businesses, $13.5 million due to lower shipment volumes and $10.4 million due to higher manufacturing and other costs. Gross margin was 25.6% in 2010 compared to 27.3% in 2009. Gross margin decreased primarily due to higher per-unit overhead costs, partially offset by eliminating the lower margin divested businesses.

Selling, general and administrative expenses for 2010 decreased to $66.2 million from $84.9 million in 2009. These expenses declined $16.3 million related to the divested businesses. The amount in 2010 included gains totaling $4.4 million from the sale of divested businesses. The amount in 2009 included a $3.5 million gain from the sale of a building.

We recorded impairment and restructuring charges of $96.7 million in 2009.

Corporate

Selling, general and administrative expenses for 2010 decreased to $33.4 million from $34.4 million in 2009. This decrease was primarily due to $1.2 million of fees incurred in 2009 related to the conversion of Series B common stock into Series A common stock.

Year Ended September 30, 2009 Compared to Year Ended September 30, 2008

	Year ended September 30, 2009
	Mueller Co.	U.S. Pipe	Anvil	Corporate	Total
	(in millions)

Net sales	$547.1	$410.9	$469.9	$-	$1,427.9

Gross profit (loss)	$134.3	$(5.7)	$128.2	$0.1	$256.9

Operating expenses:
Selling, general and administrative	84.2	35.6	84.9	34.4	239.1
Impairment	818.7	59.5	92.7	-	970.9
Restructuring	2.0	41.6	4.0	0.2	47.8

	904.9	136.7	181.6	34.6	1,257.8

Loss from operations	$(770.6)	$(142.4)	$(53.4)	$(34.5)	(1,000.9)

Interest expense, net					78.3
Loss on early extinguishment of debt, net					3.8

Loss before income taxes					(1,083.0)
Income tax benefit					(86.3)

Net loss					$(996.7)

	Year ended September 30, 2008
	Mueller Co.	U.S. Pipe	Anvil	Corporate	Total
	(in millions)

Net sales	$718.1	$546.0	$595.2	$-	$1,859.3

Gross profit	$218.4	$43.8	$176.2	$0.6	$439.0

Operating expenses:
Selling, general and administrative	90.0	42.9	102.1	39.6	274.6
Restructuring	-	18.3	-	-	18.3

	90.0	61.2	102.1	39.6	292.9

Income (loss) from operations	$128.4	$(17.4)	$74.1	$(39.0)	146.1

Interest expense, net					72.4

Income before income taxes					73.7
Income tax expense					31.7

Net income					$42.0

Consolidated Analysis

Net sales for 2009 decreased to $1,427.9 million from $1,859.3 million in 2008. Net sales decreased primarily due to $485.7 million of lower shipment volumes and $30.2 million due to unfavorable changes in Canadian currency exchange rates partially offset by $84.5 million of higher prices.

Gross profit for 2009 decreased $256.9 million compared to $439.0 million in 2008. Gross profit decreased $151.9 million due to lower shipment volumes, $106.7 million due to higher per-unit overhead costs due to lower production and $48.9 million due to higher raw material costs. These decreases were partially offset by higher sales prices and $45.2 million of manufacturing cost savings. Gross margin decreased to 18.0% for 2009 from 23.6% in 2008. Gross margin decreased approximately 3 percentage points due to lower shipments of relatively high margin products and higher per-unit overhead costs at Mueller Co. and decreased approximately 3 percentage points primarily due to higher per-unit overhead costs at U.S. Pipe.

Selling, general and administrative expenses for 2009 decreased to $239.1 million from $274.6 million in 2008. Anvil recognized a $3.5 million gain from the sale of a building during 2009. We recognized bad debt expense of $3.9 million related to a specific customer and fees of $1.2 million related to the conversion of Series B common stock into Series A common stock during 2009. Other decreases in selling, general and administrative expenses for 2009 from 2008 were due to lower shipment volumes and personnel related and other cost saving actions.

We recorded impairment charges of $970.9 million in 2009.

We suspended production throughout the Company for varying time periods during 2009 in response to reduced demand for our products, implemented temporary compensation reductions, furloughs and reduced work weeks for certain employees and directors and reduced headcount by approximately 17%. Restructuring charges recorded during 2009 totaled $47.8 million. Restructuring activities at U.S. Pipe’s North Birmingham facility resulted in lower fixed costs, reduced capacity and a $38.5 million non-cash restructuring charge, primarily for impairment of property, plant and equipment. Restructuring charges of $18.3 million during 2008 related to the closure of manufacturing operation in Burlington, New Jersey.

The components of interest expense, net are presented below.

	2009	2008
	(in millions)

2007 Credit Agreement, including interest rate swap contracts	$37.6	$40.7
7 3/8% Senior Subordinated Notes	31.0	31.3
Terminated interest rate swap contracts:
Costs recognized	6.3	-
Deferred financing fees amortization	2.2	1.7
Capitalized interest	-	(1.0)
Other interest expense	2.9	3.8
Interest income	(1.7)	(4.1)

	$78.3	$72.4

Loss on the early extinguishment of debt includes write-offs of $5.3 million of unamortized deferred financing fees in connection with the June 2009 amendment to our 2007 Credit Agreement and subsequent prepayments of amounts outstanding under the amended 2007 Credit Agreement during 2009. In November 2008, we repurchased $5.0 million in principal of the 7 3/8% Senior Subordinated Notes resulting in a gain of $1.5 million.

The income tax benefit of $86.3 million during 2009 represented an effective income tax rate of 8.0%. There was very limited tax benefit associated with the goodwill impairment. Excluding goodwill impairment, the effective tax rate for 2009 would have been 38% compared to the federal statutory rate of 35%. The effective tax rate for 2008 was 43%.

Segment Analysis

Mueller Co.

Net sales for 2009 decreased to $547.1 million from $718.1 in 2008. Lower shipment volumes of $196.1 million were partially offset by higher sales prices of $33.0 million. Lower shipment volumes occurred for iron gate valves, fire hydrants and brass service products.

Gross profit for 2009 decreased to $134.3 million from $218.4 million in 2008. Gross profit decreased $76.3 million due to lower shipment volumes, $44.5 million due to higher per-unit overhead costs due to lower production and $12.9 million due to higher raw material costs, partially offset by higher sales prices of $33.0 million and manufacturing cost savings of $21.5 million. Gross margin was 24.5% for 2009 compared to 30.4% in 2008. Higher per-unit overhead costs reduced gross margin by approximately 5 percentage points and changes in product mix reduced gross margin by approximately 3 percentage points. Higher sales prices in excess of higher raw material costs increased gross margin by approximately 2 percentage points.

We recorded impairment and restructuring charges of $820.7 million in 2009.

Excluding the impairment and restructuring charges, income from operations during 2009 was $50.1 million compared to $128.4 million in 2008. This decline was primarily due to decreased gross profit.

U.S. Pipe

Net sales for 2009 decreased to $410.9 million from $546.0 million in 2008. Net sales decreased $149.8 million due to lower shipment volumes, but increased $14.7 million due to higher prices.

Gross loss for 2009 was $5.7 million compared to gross profit of $43.8 million in 2008. Gross profit decreased $38.0 million due to lower shipment volumes, $30.7 million due to higher per-unit overhead costs due to lower production and $15.5 million due to higher raw material costs. These decreases were partially offset by $17.0 million of manufacturing cost savings and $14.7 million of higher sales prices. Gross margin was (1.4)% for 2009 compared to 8.0% in 2008. Gross margin decreased approximately 6 percentage points due to changes in product mix and decreased approximately 3 percentage points due to higher per-unit overhead costs.

We recorded impairment and restructuring charges of $101.1 million in 2009.

Excluding the impairment and restructuring charges, results from operations decreased $42.2 million during 2009 compared to 2008. This decrease was due to $49.5 million of lower gross profit partially offset by $7.3 million of lower selling, general and administrative expenses. Selling, general and administrative expenses declined due to lower shipment volumes and cost saving actions.

Anvil

Net sales for 2009 decreased to $469.9 million from $595.2 in 2008. Net sales decreased $139.8 million due to lower shipment volumes and $22.3 million due to unfavorable changes in Canadian currency exchange rates. These factors were partially offset by $36.8 million of higher prices.

Gross profit for 2009 decreased to $128.2 million from $176.2 million in 2008. Gross profit decreased $37.6 million due to lower shipment volumes, $31.5 million due to higher per-unit overhead costs due to lower production and $20.5 million due to higher raw material costs. These decreases were partially offset by $36.8 million of higher sales prices and $6.7 million of manufacturing cost savings. Gross margin was 27.3% in 2009 compared to 29.6% in 2008. Gross margin increased approximately 1 percentage point due to changes in product mix, increased approximately 1 percentage point due to higher sales prices exceeding higher raw material costs and decreased approximately 4 percentage points due to higher per-unit overhead costs.

We recorded impairment and restructuring charges of $96.7 million in 2009.

Excluding the impairment and restructuring charges, income from operations for 2009 was $43.3 million compared to $74.1 million in 2008. This decrease was due to $48.0 million of lower gross profit, partially offset by $17.2 million of lower selling, general and administrative expenses. Lower selling, general and administrative expenses were primarily due to a $3.5 million gain from the sale of a building during 2009, lower shipment volumes and cost saving actions.

Corporate

Corporate expenses in 2009 decreased to $34.4 million from $39.6 million in 2008. During 2009, $1.2 million of professional fees were expensed related to the conversion of the Series B common stock into Series A common stock. Corporate expenses otherwise decreased due to personnel and other related cost saving actions.

Financial Condition

Cash and cash equivalents were $83.7 million at September 30, 2010 compared to $61.5 million at September 30, 2009. Cash and cash equivalents increased during 2010 as a result of cash provided by operating activities and investing activities of $63.0 million and $23.6 million, respectively, offset by cash used in financing activities of $65.9 million. Cash and cash equivalents increased $1.5 million during 2010 due to changes in currency exchange rates.

Receivables, net were $202.5 million at September 30, 2010 compared to $216.3 million at September 30, 2009. Receivables at September 30, 2010 represented approximately 53.2 days net sales compared to

September 30, 2009 receivables representing approximately 52.5 days net sales. We consider this variation in days net sales in receivables normal as this measure has been in the low to mid-50s in recent periods.

Inventories were $268.4 million at September 30, 2010 compared to $342.8 million at September 30, 2009. We continue improving our processes to minimize inventory levels. Inventory was $459.4 million at September 30, 2008. The divestiture of Anvil’s Canadian distribution business also contributed to the decrease in inventory during 2010. Inventory turns per year at the end of 2010 were approximately 3.6, which was about half a turn faster than at the end of 2009.

Property, plant and equipment, net was $264.4 million at September 30, 2010 compared to $296.4 million at September 30, 2009. Capital expenditures were $32.8 million during 2010 with depreciation of $53.6 million.

Identifiable intangible assets were $632.4 million at September 30, 2010 compared to $663.6 million at September 30, 2009. Finite-lived intangible assets, $332.2 million of net book value at September 30, 2010, are amortized over their estimated useful lives. Such amortization expense was $31.0 million during 2010 and is expected to be a similar amount for each of the next five years. Indefinite-lived identifiable intangible assets, $300.3 million at September 30, 2010, are not amortized, but tested at least annually for possible impairment.

Accounts payable and other current liabilities were $183.0 million at September 30, 2010 compared to $209.1 million at September 30, 2009. Payment patterns for various purchases vary significantly, ranging from payroll which is paid very frequently to incentive compensation and customer rebates that might only be paid once per year.

Outstanding borrowings were $692.2 million at September 30, 2010 compared to $740.2 million at September 30, 2009. The decrease of $48.0 million during 2010 was due primarily to prepayments of $40 million of borrowings under the amended 2007 Credit Agreement in January 2010.

Deferred income taxes were net liabilities of $135.2 million at September 30, 2010 compared to net liabilities of $149.2 million at September 30, 2009. Deferred tax liabilities related to property, plant and equipment and identifiable intangible assets were $247.9 million and $251.1 million at September 30, 2010 and 2009, respectively.

Liquidity and Capital Resources

We had cash and cash equivalents of $83.7 million and $151.6 million of excess availability under our asset based lending agreement (the “ABL Agreement”) at September 30, 2010.

Cash flows from operating activities are categorized below.

	2010	2009
	(in millions)

Collections from customers	$1,339.1	$1,496.7
Disbursements, other than interest and income taxes	(1,227.8)	(1,279.1)
Interest payments, net	(77.5)	(74.8)
Income tax refunds (payments), net	29.2	(12.3)

Cash provided by operating activities	$63.0	$130.5

Collections of receivables were lower during 2010 compared to 2009. 2010 net sales were $90.4 million lower than 2009. 2009 collections also benefited from relatively high net sales prior to the end of 2008.

Reduced disbursements, other than interest and income taxes, during 2010 reflect timing differences and lower volumes of material, labor and overhead purchased. 2009 disbursements were relatively smaller compared to sales activity than 2010 due to larger inventory reductions occurring during 2009 than during 2010.

Interest payments include $18.3 million and $6.3 million to cancel interest rate swap contracts in 2010 and 2009, respectively. Interest payments do not include approximately $10 million in each of 2010 and 2009 that were capitalized as deferred financing fees.

An income tax refund was received in 2010 by carrying back the 2009 losses to earlier years.

Capital expenditures were $32.8 million during 2010 compared to $39.7 million during 2009. Also during 2009, Mueller Co. purchased data collection-related technology associated with its Hersey Meters products for $8.7 million. 2011 capital expenditures are estimated to be between $38 million and $42 million.

An analysis of the funded status of our U.S. pension plan as of January 1, 2011 will be performed for purposes of determining funding thresholds under provisions of the Pension Protection Act. A significant portion of the assets invested in our defined benefit pension plans is invested in equity securities. If we lower our estimated rate of return on these assets, this would cause pension expense to increase and require higher levels of Company contributions to these plans. We currently estimate contributing between $16 million and $20 million to our pension plans during 2011.

We anticipate that our existing cash, cash equivalents and borrowing capacity combined with our expected operating cash flows will be sufficient to meet our anticipated operating expenses, capital expenditures, pension contributions and debt service obligations as they become due through September 30, 2011. However, our ability to make these payments will depend partly upon our future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control.

In August 2010, we issued $225.0 million principal amount of 8 3/4% Senior Unsecured Notes maturing September 1, 2020 (the “Senior Unsecured Notes”) at 98.37% of their principal amount to yield approximately 9%. Concurrently with the closing of this agreement, we entered into the ABL Agreement. We used the net proceeds from the offering of the Senior Unsecured Notes, together with amounts borrowed under the ABL Agreement and cash on hand to repay all amounts outstanding under the 2007 Credit Agreement.

ABL Agreement

The ABL Agreement consists of a revolving credit facility of up to $275 million of revolving credit borrowings, swing line loans and letters of credit. The ABL Agreement also permits us to increase the size of the credit facility by an additional $150 million. We may borrow up to $25 million through swing line loans and have up to $60 million of letters of credit outstanding.

Borrowings under the ABL Agreement bear interest at a floating rate equal to LIBOR plus a margin ranging from 275 to 325 basis points, or a base rate as defined in the ABL Agreement plus a margin ranging from 175 to 225 basis points. At September 30, 2010, the applicable rate was LIBOR plus 300 basis points.

The ABL Agreement terminates in August 2015 and had outstanding borrowings of $49.0 million at September 30, 2010. We pay a commitment fee of 50 basis points for any unused borrowing capacity under the ABL Agreement. The borrowing capacity under the ABL Agreement is not subject to any financial maintenance covenants unless excess availability is less than the greater of $34 million and 12.5% of the aggregate commitments under the ABL Agreement. Excess availability has been reduced by outstanding borrowings, outstanding letters of credit and accrued fees and expenses.

The ABL Agreement is subject to mandatory prepayments if total outstanding borrowings under the ABL Agreement are greater than the aggregate commitments under the revolving credit facility or if we dispose of overdue accounts receivable in certain circumstances. The borrowing base under the ABL Agreement is equal to the sum of (a) 85% of the value of eligible accounts receivable and (b) the lesser of (i) 65% of the value of eligible inventory or (ii) 85% of the net orderly liquidation value of the value of eligible inventory, less certain reserves. Prepayments can be made at any time with no penalty.

Substantially all of our U.S. subsidiaries are borrowers under the ABL Agreement and are jointly and severally liable for any outstanding borrowings. Our obligations under the ABL Agreement are secured by a first-priority perfected lien on all of our U.S. inventory, accounts receivable, certain cash and other supporting obligations.

The ABL Agreement contains customary negative covenants and restrictions on our ability to engage in specified activities, such as:

•	limitations on other debt, liens, investments and guarantees;

•	restrictions on dividends and redemptions of our capital stock and prepayments and redemptions of debt; and

•	restrictions on mergers and acquisition, sales of assets and transaction with affiliates.

8 3/4% Senior Unsecured Notes

We owed $225 million of principal of 8 3/4% Senior Unsecured Notes at September 30, 2010. Interest on the Senior Unsecured Notes is payable semi-annually and the principal is due September 2020. We may redeem up to $22.5 million of the Senior Unsecured Notes at a redemption price of 103% plus accrued and unpaid interest once in each year ending September 1, 2011, 2012, and 2013. We may also redeem up to $78.8 million of the originally issued principal amount of the Senior Unsecured Notes at a redemption price of 108.75%, plus accrued and unpaid interest, with net cash proceeds from certain equity offerings prior to September 2013, provided that at least $146.2 million in principal amount of the Senior Unsecured Notes remains outstanding immediately after such redemption. After August 2015, the Senior Unsecured Notes may be redeemed at specified redemption prices plus accrued and unpaid interest. Upon a “Change of Control” (as defined in the indenture securing the Senior Unsecured Notes), we are required to offer to purchase the outstanding Senior Unsecured Notes at a purchase price of 101%, plus accrued and unpaid interest. The Senior Unsecured Notes are essentially guaranteed by all of our U.S. subsidiaries, but are subordinate to borrowings under the ABL Agreement.

7 3/8% Senior Subordinated Notes

We also owed $420.0 million of principal of 7 3/8% Senior Subordinated Notes (“Senior Subordinated Notes”) at September 30, 2010. Interest on the Senior Subordinated Notes is payable semi-annually and the principal is due June 2017. After May 2012, we may redeem any portion of the Senior Subordinated Notes at specified redemption prices plus accrued and unpaid interest. Upon a “Change of Control” (as defined in the indenture securing the Senior Subordinated Notes), we are required to offer to purchase the outstanding Senior Subordinated Notes at a purchase price of 101%, plus accrued and unpaid interest. The Senior Subordinated Notes are secured by the guarantees of essentially all of our U.S. subsidiaries, but are subordinate to the borrowings under the ABL Agreement and the Senior Unsecured Notes.

Credit Ratings

Our credit ratings issued by Moody’s and Standard & Poor’s were as follows.

	September 30, 2010		September 30, 2009
	Moody’s	Standard & Poor’s	Moody’s	Standard & Poor’s

Corporate credit rating	B2	B	B2	B
ABL Agreement	Not rated	Not rated	n/a	n/a
2007 Credit Agreement	n/a	n/a	B1	BB-
8 3/4% Senior Unsecured Notes	B1	B+	n/a	n/a
7 3/8% Senior Subordinated Notes	B3	CCC+	Caa1	B-
Outlook	Stable	Stable	Stable	Stable

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

We use letters of credit and surety bonds in the ordinary course of business to ensure the performance of contractual obligations. At September 30, 2010, we had $39.2 million of letters of credit and $26.8 million of surety bonds outstanding.

Contractual Obligations

Our contractual obligations at September 30, 2010 are presented below.

	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
	(in millions)
Long-term debt:
Principal payments (1)	$0.7	$0.8	$49.1	$645.2	$695.8
Interest (2)	52.8	104.7	104.0	160.4	421.9
Operating leases	9.4	11.6	5.2	5.8	32.0
Unconditional purchase obligations (3)	46.2	0.1	-	-	46.3
Other noncurrent liabilities (4)	16.8	-	-	-	16.8

	$125.9	$117.2	$158.3	$811.4	$1,212.8

(1)	The principal payments on long-term debt include $3.6 million of discount on the 8 3/4 % Senior Unsecured Notes.

(2)	Interest on the ABL Agreement is calculated using LIBOR of 0.29% at September 30, 2010. Actual interest payments will likely be different.

(3)	Includes contractual obligations for purchases of raw materials and capital expenditures.

(4)	Consists of obligations for pension plans and represents the estimated minimum payments required to meet funding obligations. Actual payments may differ. We have not estimated these payments beyond 2011.

Effect of Inflation; Seasonality

We experience changing price levels related to purchases of raw materials and purchased components. The average purchase price per ton of scrap iron at U.S. Pipe. in 2010 was 42% higher than in 2009. The average purchase price per ton of brass ingot at Mueller Co. in 2010 was 48% higher than in 2009. We do not believe that changing prices for other goods had a material impact on our financial position or results of operations in 2010 compared to 2009.

Our water infrastructure businesses are dependent upon construction activity, which is seasonal due to the impact of cold weather conditions on construction. Net sales and operating income have historically been lowest in the three-month periods ending December 31 and March 31 when the northern United States and all of Canada generally face weather conditions that restrict significant construction activity. In general, approximately 45% of a year’s net sales occurs in the first half of the year with 55% occurring in the second half of the year. See “Item 1A. RISK FACTORS—Sales of certain of our products are seasonal.”

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

Inventories

We record inventories at the lower of first-in, first-out method cost or market value. Inventory cost includes an overhead component that can be affected by levels of production and actual costs incurred. We evaluate the need to record adjustments for impairment of inventory at least quarterly. This evaluation includes such factors as anticipated usage, inventory turnover, inventory levels and ultimate product sales value. Inventory that, in the judgment of management, is obsolete or in excess of our normal usage is written-down to its estimated market value, if less than its cost. Significant judgments must be made when establishing the reserve for obsolete and excess inventory.

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

We test goodwill for possible impairment by first determining the fair value of the related reporting unit and comparing this value to the recorded net assets of the reporting unit, including goodwill. Fair value is determined using a combination of a discounted cash flow model and stock market comparable valuations for a peer group of companies. Significant judgments and estimates must be made when estimating future cash flows, determining the appropriate discount rate and identifying appropriate comparable companies.

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

Workers Compensation, Defined Benefit Pension and Other Postretirement Benefits, Environmental and Other Long-term Liabilities

We are obligated for various liabilities that will ultimately be determined over what could be a very long future time period. We established the recorded liabilities for such items at September 30, 2010 using estimates for when such amounts will be paid and what the amounts of such payments will be. These estimates are subject to change based on numerous factors, including among others, regulatory changes, technology changes, the investment performance of related assets, the lifespan of plan participants and other individuals and changes to plan designs.

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

Interest Rate Risk

At September 30, 2010, we had fixed rate debt of $643.2 million and variable rate debt of $49.0 million. The pre-tax earnings and cash flow impact resulting from a 100 basis point increase in interest rates on variable rate debt, holding other variables constant, would be approximately $0.5 million per year.

Currency Risk

We maintain assets and operations in Canada and, to a much lesser extent, China and Europe. The functional currency for these operations is their local currency. The assets and liabilities of non-U.S. subsidiaries are translated into U.S. dollars at currency exchange rates in effect at the end of each period, with the effect of such translation reflected in other comprehensive loss. Our stockholders’ equity will fluctuate depending upon the weakening or strengthening of the U.S. dollar against these non-U.S. currencies. Net sales and expenses of non-U.S. subsidiaries are translated into U.S. dollars at the average currency exchange rate during the period. At September 30, 2010, $70.6 million of our net assets were denominated in non-U.S. currencies.

We also have relatively small amounts of receivables and payables denominated in currencies other than an entity’s functional currency. Changes in currency exchange rates between when these balances originate and when they are settled result in foreign exchange gains and losses that are recognized as they occur.

We settled our outstanding foreign currency forward contracts during 2010 with a cash payment of $1.7 million.

Raw Materials Risk

Our products are made using several basic raw materials, including scrap steel, scrap iron, sand, resin, brass ingot, steel pipe, coke and various purchased components. Product margins and the level of profitability can fluctuate if we do not pass changes in raw material and purchased component costs to our customers.

We experience changing price levels related to purchases of raw materials and purchased components. The average purchase price per ton of scrap iron at U.S. Pipe. in 2010 was 42% higher than in 2009. The average purchase price per ton of brass ingot at Mueller Co. in 2010 was 48% higher than in 2009. We do not believe that changing prices for other goods had a material impact on our financial position or results of operations in 2010 compared to 2009. We expect these prices to fluctuate based on marketplace demand. See “Item 1A. RISK FACTORS—The costs of our raw materials and purchased components can be volatile.”

Commodities Risk

We use natural gas to fuel our ductile iron pipe foundries. We generally purchase natural gas at prices fixed each month based on market rates for specified volumes. We are exposed to price changes from month to month.

We use natural gas swap contracts to hedge against cash flow variability arising from changes in natural gas prices. These contracts fix our purchase price for a portion of our anticipated natural gas purchases at a price of $4.43 per MMBtu through September 2011 and are accounted for as effective hedges. The fair value of gas swap liability contracts was $0.1 million at September 30, 2010. We recorded in 2010 an immaterial unrealized loss from our swap contracts, net of tax, in accumulated other comprehensive loss.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this annual report. Based on this evaluation, those officers have concluded that our disclosure controls and procedures were effective at September 30, 2010.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We assessed the effectiveness of our internal control over financial reporting at September 30, 2010. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management has concluded that, at September 30, 2010, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting at September 30, 2010, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in this annual report.

Item 9B.	OTHER INFORMATION

None

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The name, age at November 15, 2010 and position of each of our executive officers and directors are presented below.

Name	Age	Position

Gregory E. Hyland	59	Chairman of the Board of Directors, President and Chief Executive Officer
Robert Barker	53	Executive Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary
Robert D. Dunn	53	Senior Vice President, Human Resources
Thomas E. Fish	56	President, Anvil
Evan L. Hart	45	Senior Vice President and Chief Financial Officer
Robert P. Keefe	56	Senior Vice President and Chief Information Officer
Robert G. Leggett	51	Executive Vice President and Chief Operating Officer
Kevin G. McHugh	52	Vice President and Controller
Gregory S. Rogowski	51	President, Mueller Co.
Paul Ciolino	49	President, U.S. Pipe
Marietta Edmunds Zakas	51	Senior Vice President, Strategy, Corporate Development and Communications
Donald N. Boyce	72	Director
Howard L. Clark, Jr.	66	Director
Shirley C. Franklin	65	Director
Jerry W. Kolb	74	Director
Joseph B. Leonard	67	Director
Mark J. O’Brien	67	Director
Bernard G. Rethore	69	Director
Neil A. Springer	72	Director
Lydia W. Thomas	66	Director
Michael T. Tokarz	60	Director

Gregory E. Hyland has served as Chairman of the Board of Directors since October 2005 and as President and Chief Executive Officer since January 2006. Mr. Hyland served as Chairman, President and Chief Executive Officer of Walter Energy, a homebuilding, financial services and natural resources company, from September 2005 to December 2006. Prior to that time, Mr. Hyland served as President, U.S. Fleet Management Solutions of Ryder System, Inc. (“Ryder”), a transportation and logistics company, from June 2005 to September 2005. He served as Executive Vice President, U.S. Fleet Management Solutions of Ryder from October 2004 to June 2005. Mr. Hyland earned Bachelor and Master of Business Administration degrees from the University of Pittsburgh.

Robert Barker has served as our Executive Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary since November 2006. Previously, he was a partner with the law firm of Powell Goldstein LLP in Atlanta, Georgia since August 2001. Mr. Barker earned an A.B. in History and Political Science from Stanford University and earned a Juris Doctor from the University of Virginia School of Law.

Robert D. Dunn has served as our Senior Vice President, Human Resources since November 2007. Previously, he served as Senior Vice President, Human Resources of Dean Foods Company (formerly Suiza Foods Corporation), a food and dairy company since 1999. Mr. Dunn earned a Bachelor of Science degree from Murray State University and a Master of Business Administration degree from Embry Riddle Aeronautical University.

Thomas E. Fish has served as President of our Anvil segment since 2000. From January 2005 through November 2005, Mr. Fish served as Mueller Co.’s Interim Chief Financial Officer. Mr. Fish earned a Bachelor of Science degree from the University of Rhode Island and is a certified public accountant.

Evan L. Hart has served as our Senior Vice President and Chief Financial Officer since July 2008, as our Controller from December 2007 to July 2008 and as Vice President of Financial Planning and Analysis from September 2006 to December 2007. Previously, Mr. Hart had been Vice President, Controller and Treasurer for Unisource Worldwide, Inc., a marketer and distributor of commercial printing & business imaging papers, packaging systems and facility supplies and equipment from 2002 to 2006. Mr. Hart earned a Bachelor of Science degree from Birmingham-Southern College and is a certified public accountant.

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

Robert G. Leggett has served as our Chief Operating Officer since September 2008. Mr. Leggett served from 2002 to 2008 as a Senior Vice President for Armstrong World Industries, a global leader in the design manufacture of floors, ceilings and cabinets, primarily leading the America’s Building Products business. Mr. Leggett earned a Bachelor of Science degree from the Pennsylvania State University.

Kevin G. McHugh has served as our Vice President and Controller since July 2008 and our Vice President, Financial Reporting from January 2008 to July 2008. Previously, he was Corporate Controller at Unisource Worldwide, Inc. from 2003 to 2007. Mr. McHugh earned a Bachelor of Business Administration degree from the University of Notre Dame and is a certified public accountant.

Gregory S. Rogowski has served as President of our Mueller Co. segment since May 2009. Previously he was President and Chief Executive Officer of Performance Fibers, Inc., a polyester industrial fibers business, since 2004. Mr. Rogowski earned a Bachelor of Science degree from Virginia Polytechnic Institute and State University, a Master of Science degree from the University of Akron and a Master of Business Administration degree from the University of Richmond.

Paul Ciolino has served as President of our U.S. Pipe segment since August 2010. Previously, he served as President of Griffin Pipe Products Co. Inc. (“Griffin”), a ductile iron pipe manufacturer. Mr. Ciolino joined Griffin in 2002 as Vice President of marketing and was named President of Griffin later that year. Prior to joining Griffin, Mr. Ciolino served as managing director of ASF-Keystone Europe, an engineered products and metals manufacturing business. Mr. Ciolino earned a Bachelor of Science degree from Cornell University and a Master of Business Administration degree from Rutgers University.

Marietta Edmunds Zakas has served as Senior Vice President, Strategy, Corporate Development and Communications, since November 2006. Previously Ms. Zakas served in various positions at Russell Corporation, from September 2001 to August 2006, culminating in her role as Corporate Vice President, Chief of Staff, Business Development and Treasurer. Ms. Zakas earned a Bachelor of Arts degree from Randolph-Macon Woman’s College (now known as Randolph College), a Master of Business Administration degree from the University of Virginia Darden School of Business and a Juris Doctor from the University of Virginia School of Law.

Donald N. Boyce has been a member of our Board of Directors since April 2006. He was a director of Walter Energy, from August 1998 to April 2006. Mr. Boyce served as Chairman of the Board of Walter Energy from November 2000 to March 2002 and as Chairman of the Board, President and Chief Executive Officer of

Walter Energy from August 2000 to November 2000. During this time, Walter Energy owned U.S. Pipe. Mr. Boyce was Chairman of the Board of Directors of IDEX Corporation, a proprietary engineered industrial products manufacturing company, from April 1999 to March 2000, Chairman of the Board of Directors and Chief Executive Officer of IDEX Corporation from March 1998 to March 1999 and Chairman of the Board of Directors, President and Chief Executive Officer of IDEX Corporation from January 1988 to March 1998.

Howard L. Clark, Jr. has been a member of our Board of Directors since April 2006. He has been a director of Walter Energy since March 1995. Mr. Clark has been a Vice Chairman in the Investment Banking Division at Barclays Capital, an investment banking firm, since September 2008. He previously served as Vice Chairman of Lehman Brothers Inc., an investment banking firm, from February 1993 to September 2008 and, before that, as Chairman and Chief Executive Officer of Shearson Lehman Brothers Inc. Mr. Clark is also a director of United Rentals, Inc., an equipment rental company, and White Mountains Insurance Group, Ltd., a financial services holding company. Mr. Clark is a director of NIBCO Inc., a company that provides flow control solutions.

Shirley C. Franklin has been a member of our Board of Directors since November 2010. Ms. Franklin served as mayor of the city of Atlanta, Georgia from 2002 to 2009. She has served on a special task force for the Department of Homeland Security and serves on the board of directors of the United Nations Institute for Training and Research. In addition, Ms. Franklin is the Co-Chair of the Atlanta Regional Commission on Homelessness, Co-Chair of the board of directors of the National Center for Civil and Human Rights and Senior Advisor to the Alliance for Digital Equality.

Jerry W. Kolb has been a member of our Board of Directors since April 2006. He has been a director of Walter Energy since June 2003. Mr. Kolb previously served as a Vice Chairman of Deloitte & Touche LLP, a registered public accounting firm, from 1986 to 1988.

Joseph B. Leonard has been a member of our Board of Directors since April 2006. He was a director of Walter Energy from June 2005 to April 2007 and he rejoined that board in February 2009. In March 2010, he became Interim Chief Executive Officer of Walter Energy. Mr. Leonard was Chairman of AirTran Holdings, Inc., a full service airline company, from November 2007 to June 2008, Chairman and Chief Executive Officer of AirTran Holdings, Inc. from January 1999 to November 2007 and President of AirTran Holdings, Inc. from January 1999 to January 2001. Mr. Leonard is a director of Air Canada, a full service airline company.

Mark J. O’Brien has been a member of our Board of Directors since April 2006. He was a director of Walter Energy from June 2005 to April 2009. Since March 2006, Mr. O’Brien has served as Chairman and Chief Executive Officer of Walter Investment Management Corp. (formerly Walter Energy’s Homes Business). Mr. O’Brien has served as President and Chief Executive Officer of Brier Patch Capital and Management, Inc., a real estate investment firm, since September 2004. Mr. O’Brien served in various executive capacities at Pulte Homes, Inc., a home building company, for 21 years, retiring as President and Chief Executive Officer in June 2003.

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

Neil A. Springer has been a member of our Board of Directors since April 2006. He was a director of Walter Energy from August 2000 to April 2006. Mr. Springer has been managing director of Springer & Associates LLC, a board consulting and executive recruitment company, since 1994. Mr. Springer is a director of IDEX Corporation.

Lydia W. Thomas has been a member of our Board of Directors since January 2008. She served as President and Chief Executive Officer of Noblis, Inc., a public interest scientific research, technology and strategy company, from 1996 to 2007. She was previously with The MITRE Corporation, Center for Environment, Resources and Space, serving as Senior Vice President and General Manager from 1992 to 1996, Vice President from 1989 to 1992 and Technical Director from 1982 to 1989. She is a director of Cabot Corporation, a global performance materials company, and Washington Mutual Investors Fund, a registered investment company.

Michael T. Tokarz has been a member of our Board of Directors since April 2006. He has served as non-executive Chairman of the Board of Walter Energy since December 2006. Since February 2002, he has been a member of the Tokarz Group, LLC, a venture capital investment company. From January 1996 until February 2002, Mr. Tokarz was a member of the limited liability company that serves as the general partner of Kohlberg Kravis Roberts & Co. L.P., a private equity company. From 2004 until 2010, he served on the board of directors of Dakota Growers Pasta Company, Inc., a manufacturer and marketer of dry pasta products. Mr. Tokarz is a director of IDEX Corporation, Conseco, Inc., an insurance provider, MVC Capital, Inc., a registered investment company, and Walter Investment Management Corp.

Additional Information

Additional information required by this item will be contained in our definitive proxy statement issued in connection with the 2011 annual meeting of stockholders filed with the SEC within 120 days after September 30, 2010 and is incorporated herein by reference.

Our website address is www.muellerwaterproducts.com. You may obtain free electronic copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports from the investors section of our website. These reports are available on our website as soon as reasonably practicable after we file them with the SEC. These reports should also be available through the SEC’s website at www.sec.gov.

We have adopted a written code of conduct that applies to all directors, officers and employees, including a separate code that applies only our principal executive officer and senior financial officers in accordance with Section 406 of the Sarbanes-Oxley Act of 2002 and the rules of the SEC promulgated thereunder. Our Code of Business Conduct and Ethics is available in the corporate governance section of our website. In the event that we make changes in, or provide waivers from, the provisions of this Code of Business Conduct and Ethics that the SEC requires us to disclose, we will disclose these events in the corporate governance section of our website.

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

The information required by this item will be contained in our definitive proxy statement issued in connection with the 2011 annual meeting of stockholders is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except for the information set forth below and the information set forth in Part II, Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES, the information required by this item will be contained in our definitive proxy statement issued in connection with the 2011 annual meeting of stockholders and is incorporated herein by reference.

Securities Authorized for Issuance under Equity Compensation Plans

We have two compensation plans under which our equity securities are authorized for issuance. The Mueller Water Products, Inc. 2006 Employee Stock Purchase Plan was approved by our sole stockholder in May 2006 and the Mueller Water Products, Inc. 2006 Stock Incentive Plan was approved by our sole stockholder in May 2006 and amended by our stockholders in January 2008 and January 2009. The following table sets forth certain information relating to these equity compensation plans at September 30, 2010.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by stockholders:
Mueller Water Products, Inc. 2006 Stock Incentive Plan	6,820,259	(1)	$ -	7,109,324	(2)
Mueller Water Products, Inc. 2006 Employee Stock Purchase Plan	-		-	2,913,588	(3)

Total	6,820,259			10,022,912

Equity compensation plans not approved by stockholders	-		-	-

(1)	Consists of shares to be issued upon exercise of outstanding options granted under the Mueller Water Products, Inc. 2006 Stock Incentive Plan.

(2)	The number of shares available for future issuance under the Mueller Water Products, Inc. 2006 Stock Incentive Plan is 16,000,000 shares less the cumulative number of awards granted under the plan plus the cumulative number of awards cancelled under the plan.

(3)	The number of shares available for future issuance under the Mueller Water Products, Inc. 2006 Stock Purchase Plan is 4,000,000 shares less the cumulative number of shares issued under the plan.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be contained in our definitive proxy statement issued in connection with the 2011 annual meeting of stockholders is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be contained in our definitive proxy statement issued in connection with the 2011 annual meeting of stockholders is incorporated herein by reference.

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

(c)	Exhibits

Exhibit no.	Document
2.1	Agreement and Plan of Merger dated as of June 17, 2005 among Mueller Water Products, Inc., Walter Industries, Inc., JW MergerCo, Inc. and DLJ Merchant Banking II, Inc., as stockholders’ representative. Incorporated by reference to Exhibit 2.1 to Mueller Water Products, Inc. Form 8-K (File no. 333-116590) filed on June 21, 2005.

2.1.1	Letter Agreement dated as of February 23, 2006 between Walter Industries, Inc. and Mueller Water Products, Inc. Incorporated by reference to Exhibit 10.1 to Mueller Water Products, Inc. Form 8-K (File no. 333-131521) filed February 27, 2006.

2.2	Agreement and Plan of Merger, dated as of January 31, 2006, by and among Mueller Holding Company, Inc., Mueller Water Products, LLC and Mueller Water Products Co-Issuer, Inc. Incorporated by reference to Exhibit 2.1 Mueller Water Products, Inc. Form 8-K (File no. 333-116590) filed on February 3, 2006.

3.1	Second Restated Certificate of Incorporation of Mueller Water Products, Inc. Incorporated by reference to Exhibit 3.4 to Mueller Water Products, Inc. Form 8-K (File no. 001-32892) filed on January 29, 2009.

3.1.1	Certificate of Merger, dated February 2, 2006, of Mueller Water Products, LLC and Mueller Water Products Co-Issuer, Inc. with and into Mueller Holding Company, Inc. Incorporated by reference to Exhibit 3.1.2 to Mueller Water Products, Inc. Form 8-K (File no. 333-116590) filed on February 3, 2006.

3.2	Amended and Restated Bylaws of Mueller Water Products, Inc. Incorporated by reference to Exhibit 3.1 to Mueller Water Products, Inc. Form 8-K (File no. 001-32892) filed on August 22, 2008.

4.1	Indenture, dated as of April 29, 2004, between Mueller Holdings (N.A.), Inc. and Law Debenture Trust Company of New York for the 14.75% Senior Discount Notes due 2014. Incorporated by reference to Exhibit 4.1 to Mueller Water Products, LLC Registration Statement on Form S-1 (File no. 333-116590) filed on June 17, 2004.

4.1.1	Supplemental Indenture, dated as of October 3, 2005, by and among Mueller Water Products, LLC, Mueller Water Products Co-Issuer, Inc. and Law Debenture Trust Company of New York. Incorporated by reference to Exhibit 4.1 to Mueller Water Products, Inc. Form 10-Q (File no. 333-131521) filed on February 22, 2006.

4.1.2	Second Supplemental Indenture, dated as of February 2, 2006, between, by and among Mueller Holding Company, Inc., Mueller Water Products, LLC, Mueller Water Products Co-Issuer, Inc. and Law Debenture Trust Company of New York. Incorporated by reference to Exhibit 10.1 to Mueller Water Products, Inc. Form 8-K (File no. 333-116590) filed on February 3, 2006.

4.1.3	Third Supplemental Indenture, dated as of May 14, 2007, to the Indenture dated as of April 29, 2004 among Mueller Water Products, Inc. and Law Debenture Trust Company of New York, as trustee. Incorporated by reference to Exhibit 4.1.3 to Mueller Water Products, Inc. Form 8-K (File no. 001-32892) filed on May 17, 2007.

4.2	Indenture dated as of May 24, 2007 among Mueller Water Products, Inc., the guarantors named on the signature pages thereto and The Bank of New York (including form of global notes). Incorporated by reference to Exhibit 4.6 to Mueller Water Products, Inc. Form 8-K (File no. 001-32892) filed on May 30, 2007.

4.3	Indenture, dated August 26, 2010, among Mueller Water Products, Inc., the guarantors named on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (including form of global notes). Incorporated by reference to Exhibit 4.6 to Mueller Water Products, Inc. Form 8-K (File no. 001-32892) filed on August 27, 2010.

10.1	Amended and Restated Credit Agreement among Mueller Water Products, Inc., as Borrower, Mueller Group, LLC, as prior borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender, and an L/C Issuer, JPMorgan Chase Bank, N.A., as Syndication Agent, and an L/C Issuer and the lenders named on the signature pages thereto. Incorporated by reference to Exhibit 10.17 to Mueller Water Products, Inc. Form 8-K (File no. 001-32892) filed on May 30, 2007.

10.1.1	Amendment No.1 to Amended and Restated Credit Agreement, dated as of June 21, 2007, among Mueller Water Products, Inc., Bank of America, N.A., and each of the guarantors named on the signature pages thereto. Incorporated by reference to Exhibit 10.20 to Mueller Water Products, Inc. Form 10-Q (File no. 001-32892) for the quarter ended June 30, 2007.

10.1.2	Amendment No. 2 to Amended and Restated Credit Agreement, dated as of June 18, 2009, among Mueller Water Products, Inc., Bank of America, N.A., and each of the guarantors named on the signature pages thereto. Incorporated by reference to Exhibit 10.1.2 to Mueller Water Products, Inc. Form 8-K (File no. 001-32892) filed on June 18, 2009.

10.2	Income Tax Allocation Agreement by and among Walter Industries, Inc., the Walter Affiliates (as defined therein), Mueller Water Products, Inc. and the Mueller Affiliates (as defined therein). Incorporated by reference to Exhibit 10.2 to Mueller Water Products, Inc. Form 8-K (File no. 001-32892) filed on May 30, 2006.

10.3	Mueller Water Products, Inc. Amended and Restated 2006 Stock Incentive Plan.

10.4	Mueller Water Products, Inc. Form of Notice of Stock Option Grant. Incorporated by reference to Exhibit 10.5.2 to Mueller Water Products, Inc. Form 10-Q for the quarter ended December 31, 2007 (File no. 001-32892) filed on February 11, 2008.

10.5	Mueller Water Products, Inc. Form of Restricted Stock Unit Award Agreement. Incorporated by reference to Exhibit 10.5.3 to Mueller Water Products, Inc. Form 10-Q for the quarter ended December 31, 2007 (File no. 001-32892) filed on February 11, 2008.

10.6	Mueller Water Products, Inc. 2006 Employee Stock Purchase Plan, as amended September 27, 2006. Incorporated by reference to Exhibit 10.5 to Mueller Water Products, Inc. Form 10-K (File no. 001-32892) filed on December 21, 2006.

10.7	Mueller Water Products, Inc. Directors’ Deferred Fee Plan. Incorporated by reference to Exhibit 10.7 to Mueller Water Products, Inc. 8-K (File no. 001-32892) filed on May 30, 2006.

10.8	Form of Mueller Water Products, Inc. Director Indemnification Agreement. Incorporated by reference to Exhibit 99.2 to Mueller Water Products, Inc. 8-K (File no. 001-32892) filed on October 31, 2008.

10.9	Executive Incentive Plan of Mueller Water Products, Inc. Incorporated by reference to Exhibit 10.6 to Mueller Water Products, Inc. 8-K (File no. 001-32892) filed on May 30, 2006.

10.10	Mueller Water Products, Inc. Executive Deferred Compensation Plan. Incorporated by reference to Exhibit 99.3 to Mueller Water Products, Inc. 8-K (File no. 001-32892) filed on October 31, 2008.

10.11	Employment Agreement, dated September 15, 2008 between Mueller Water Products, Inc. and Gregory E. Hyland. Incorporated by reference to Exhibit 99.1 to Mueller Water Products, Inc. Form 8-K (File no. 001-32892) filed on October 6, 2008.

10.11.1	Amendment, dated as of March 2, 2006, to Executive Employment Agreement dated September 9, 2005 between Walter Industries, Inc. and Gregory E. Hyland. Incorporated by reference to Exhibit 10.1 to Mueller Water Products, Inc. Form 8-K (File no. 333-131521) filed on March 3, 2006.

10.11.2	Amended and Restated Mueller Water Products, Inc. Supplemental Defined Contribution Plan, effective as of January 1, 2009. Incorporated by reference to Exhibit 10.13.2 to Mueller Water Products, Inc. Form 8-K (File no. 001-32892) filed on February 9, 2009.

10.11.3	Amendment, dated December 1, 2009, to Executive Employment Agreement, dated September 9, 2005, between Mueller Water Products, Inc. and Gregory E. Hyland. Incorporated by reference to Exhibit 99.1 to Mueller Water Products, Inc. Form 8-K (File no. 001-32892) filed on December 4, 2009.

10.12	Executive Employment Agreement, dated January 23, 2006, between Mueller Holding Company, Inc. and Dale B. Smith. Incorporated by reference to Exhibit 10.2 to Mueller Water Products, LLC Form 8-K (File no. 333-116590) filed on January 27, 2006.

10.12.1	Amendment dated as of November 1, 2007 to Employment Agreement with Dale B. Smith dated January 23, 2006. Incorporated by reference to Exhibit 99.2 to Mueller Water Products, Inc. Form 8-K (File no. 001-32892) filed on November 2, 2007.

10.12.2	Amendment No. 2 dated as of October 1, 2008 to Employment Agreement with Dale B. Smith dated January 23, 2006. Incorporated by reference to Exhibit 99.1 to Mueller Water Products, Inc. Form 8-K (File no. 001-32892) filed on October 31, 2008.

10.13

Employment Agreement, dated as of September 15, 2008, between Mueller Water Products, Inc. and Robert Leggett. Incorporated by reference to Exhibit 99.1 to Mueller Water Products, Inc. Form

8-K (File no. 001-32892) filed on September 30, 2008.

10.13.1	Amendment, dated December 1, 2009, to Executive Employment Agreement, dated September 15, 2008, between Mueller Water Products, Inc. and Robert Leggett. Incorporated by reference to Exhibit 99.2 to Mueller Water Products, Inc. Form 8-K (File no. 001-32892) filed on December 4, 2009.

10.14	Executive Employment Agreement, dated as of July 16, 2008, between Mueller Water Products, Inc. and Evan L. Hart. Incorporated by reference to Exhibit 10.18 to Mueller Water Products, Inc. Form 10-Q for the quarter ended June 30, 2008 (File 001-32892) filed on August 11, 2008.

10.14.1	Amendment, dated December 1, 2009, to Executive Employment Agreement, dated September 6, 2006, between Mueller Water Products, Inc. and Evan L. Hart. Incorporated by reference to Exhibit 99.3 to Mueller Water Products, Inc. Form 8-K (File no. 001-32892) filed on December 4, 2009.

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

10.15.2

Employment Agreement, dated as of February 22, 2010, between Mueller Water Products, Inc. and Thomas E. Fish. Incorporated by reference to Exhibit 99.1 to Mueller Water Products, Inc. Form

8-K (File no. 001-32892) filed on February 26, 2010.

10.15.3	Executive Change-in-Control Severance Agreement, dated February 22, 2010, between Mueller Water Products, Inc. and Thomas E. Fish. Incorporated by reference to Exhibit 99.2 to Mueller Water Products, Inc. Form 8-K (File no. 001-32892) filed on February 26, 2010.

10.16	Employment Agreement, dated September 15, 2008, between Mueller Water Products, Inc and Raymond P. Torok. Incorporated by reference to Exhibit 99.2 to Mueller Water Products, Inc. Form 8-K (File no. 001-32892 filed on October 6, 2008.

10.16.1	Amendment, dated December 1, 2009, to Executive Employment Agreement, dated July 12, 2004, between Mueller Water Products, Inc. and Raymond P. Torok. Incorporated by reference to Exhibit 99.4 to Mueller Water Products, Inc. Form 8-K (File no. 001-32892) filed on December 4, 2009.

10.16.2	Second Amendment to Employment Agreement, dated August 2, 2010, between Mueller Water Products, Inc. and Raymond P. Torok. Incorporated by reference to Exhibit 10.1 to Mueller Water Products, Inc. Form 8-K (File no. 001-32892) filed on August 6, 2010.

10.17	Joint Litigation Agreement dated December 14, 2006 between Walter Industries, Inc. and Mueller Water Products, Inc. Incorporated by reference to Exhibit 10.3 to Mueller Water Products, Inc. Form 8-K (File no. 001-32892) filed on December 19, 2006.

10.18	Form of Executive Change-in-Control Severance Agreement. Incorporated by reference to Exhibit 99.3 to Mueller Water Products, Inc. Form 8-K (File no. 001-32892) filed on October 6, 2008.

10.19	Form of Amendment to Executive Employment Agreement. Incorporated by reference to Exhibit 99.1 to Mueller Water Products, Inc. Form 8-K (File no. 001-32892) filed on February 6, 2009.

10.20	Mueller Water Products, Inc. 2010 Management Incentive Plan. Incorporated by reference to Exhibit 10.20 to Mueller Water Products, Inc. Form 10-Q (File no. 001-32892) filed on February 9, 2010.

10.21	Second Amended and Restated 2006 Stock Incentive Plan. Incorporated by reference to Exhibit 10.21 to Mueller Water Products, Inc. Form 10-Q (File no. 001-32892) filed on February 9, 2010.

10.22	Amended and Restated 2006 Stock Incentive Plan. Incorporated by reference to Exhibit 10.22 to Mueller Water Products, Inc. Form 10-Q (File no. 001-32892) filed on February 9, 2010.

10.23	Employment Agreement, dated August 9, 2010, between Mueller Water Products, Inc. and Paul Ciolino. Incorporated by reference to Exhibit 10.20 to Mueller Water Products, Inc. Form 10-Q (File no. 001-32892) filed on August 9, 2010.

10.23.1	Executive Change-in-Control Severance Agreement, dated August 9, 2010, between Mueller Water Products, Inc. and Paul Ciolino. Incorporated by reference to Exhibit 10.21 to Mueller Water Products, Inc. Form 10-Q (File no. 001-32892) filed on August 9, 2010.

10.24	Purchase Agreement, dated August 19, 2010, between Mueller Water Products, Inc. and the Guarantors named therein and Banc of America Securities LLC. Incorporated by reference to Exhibit 10.22 to Mueller Water Products, Inc. Form 8-K (File no. 001-32892) filed on August 20, 2010.

10.25	Credit Agreement, dated August 26, 2010, among Mueller Water Products, Inc. and the borrowing subsidiaries named on the signature pages thereto, each as a Borrower, certain financial institutions, as Lenders, JPMorgan Chase Bank, N.A., as Syndication Agent, Wells Fargo Bank, National Association and SunTrust Bank, as Co-Documentation Agents, Bank of America, N.A. as Administrative Agent and Banc of America Securities LLC and J.P. Morgan Securities Inc., as Joint Lead Arrangers and Joint Bookrunners. Incorporated by reference to Exhibit 10.23 to Mueller Water Products, Inc. Form 8-K (File no. 001-32892) filed on August 27, 2010.

10.26**	Employment Agreement, dated April 10, 2009, between Mueller Water Products, Inc. and Gregory Rogowski.

10.27**	Amendment to Employment Agreement, dated December 1, 2009, between Mueller Water Products, Inc. and Gregory Rogowski.

10.28**	Executive Change-in-Control Severance Agreement, dated May 4, 2009, between Mueller Water Products, Inc. and Gregory Rogowski.

12.1**	Computation of Ratio of Earnings to Fixed Charges.

14.1	Code of Business Conduct and Ethics for Mueller Water Products, Inc. Incorporated by reference to Exhibit 14.1 to Mueller Water Products, Inc. Form 10-K (File no. 001-32892) for the year ended September 30, 2008.

21.1**	Subsidiaries of Mueller Water Products, Inc.

23.1**	Consent of Ernst & Young LLP.

31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	Filed with this annual report

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 23, 2010

MUELLER WATER PRODUCTS, INC.

By:	/s/ Gregory E. Hyland
Name: Gregory E. Hyland
Title: Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gregory E. Hyland Gregory E. Hyland	Chairman of the Board of Directors, President and Chief Executive Officer (principal executive officer)	November 23, 2010

/s/ Evan L. Hart Evan L. Hart	Senior Vice President and Chief Financial Officer (principal financial officer)	November 23, 2010

/s/ Kevin G. McHugh Kevin G. McHugh	Vice President and Controller (principal accounting officer)	November 23, 2010

/s/ Donald N. Boyce Donald N. Boyce	Director	November 23, 2010

/s/ Howard L. Clark Howard L. Clark	Director	November 23, 2010

/s/ Shirley C. Franklin Shirley C. Franklin	Director	November 23, 2010

/s/ Jerry W. Kolb Jerry W. Kolb	Director	November 23, 2010

/s/ Joseph B. Leonard Joseph B. Leonard	Director	November 23, 2010

/s/ Mark J. O’Brien Mark J. O’Brien	Director	November 23, 2010

/s/ Bernard G. Rethore Bernard G. Rethore	Director	November 23, 2010

/s/ Neil A. Springer Neil A. Springer	Director	November 23, 2010

Lydia W. Thomas	Director

/s/ Michael T. Tokarz Michael T. Tokarz	Director	November 23, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Mueller Water Products, Inc.

We have audited the accompanying consolidated balance sheet of Mueller Water Products, Inc. and subsidiaries as of September 30, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended September 20, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mueller Water Products, Inc. and subsidiaries at September 30, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2010 in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Mueller Water Products, Inc.’s internal control over financial reporting as of September 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 23, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia

November 23, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Mueller Water Products, Inc.

We have audited Mueller Water Products, Inc. and subsidiaries’ internal control over financial reporting as of September 30, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Mueller Water Products, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Mueller Water Products, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2010, based on the COSO criteria. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Mueller Water Products, Inc. and subsidiaries as of September 30, 2010 and 2009 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2010 and our report dated November 23, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia

November 23, 2010

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,
	2010	2009
	(in millions)
Assets:
Cash and cash equivalents	$83.7	$61.5
Receivables, net	202.5	216.3
Inventories	268.4	342.8
Deferred income taxes	30.3	30.8
Assets held for sale	-	13.9
Other current assets	51.5	80.8

Total current assets	636.4	746.1

Property, plant and equipment, net	264.4	296.4
Identifiable intangible assets	632.4	663.6
Other noncurrent assets	35.0	33.4

Total assets	$1,568.2	$1,739.5

Liabilities and stockholders’ equity:
Current portion of long-term debt	$0.7	$11.7
Accounts payable	93.2	111.7
Other current liabilities	89.8	97.4

Total current liabilities	183.7	220.8

Long-term debt	691.5	728.5
Deferred income taxes	165.5	180.0
Other noncurrent liabilities	122.2	173.9

Total liabilities	1,162.9	1,303.2

Commitments and contingencies (Note 19)

Common stock:
Series A: 600,000,000 shares authorized, 154,708,474 and 153,790,887 shares outstanding at September 30, 2010 and 2009, respectively	1.5	1.5
Additional paid-in capital	1,597.5	1,599.0
Accumulated deficit	(1,123.5)	(1,078.3)
Accumulated other comprehensive loss	(70.2)	(85.9)

Total stockholders’ equity	405.3	436.3

Total liabilities and stockholders’ equity	$1,568.2	$1,739.5

The accompanying notes are an integral part of the consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended September 30,
	2010	2009	2008
	(in millions, except per share amounts)

Net sales	$1,337.5	$1,427.9	$1,859.3
Cost of sales	1,101.1	1,171.0	1,420.3

Gross profit	236.4	256.9	439.0

Operating expenses:
Selling, general and administrative	219.3	239.1	274.6
Impairment	-	970.9	-
Restructuring	13.1	47.8	18.3

Total operating expenses	232.4	1,257.8	292.9

Income (loss) from operations	4.0	(1,000.9)	146.1

Interest expense, net	68.0	78.3	72.4
Loss on early extinguishment of debt, net	4.6	3.8	-

Income (loss) before income taxes	(68.6)	(1,083.0)	73.7
Income tax expense (benefit)	(23.4)	(86.3)	31.7

Net income (loss)	$(45.2)	$(996.7)	$42.0

Basic and diluted net income (loss) per share	$(0.29)	$(8.55)	$0.36

Weighted average shares outstanding:
Basic	154.3	116.6	115.1
Diluted	154.3	116.6	115.5

Dividends declared per share	$0.07	$0.07	$0.07

The accompanying notes are an integral part of the consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common stock	Additional paid-in capital	Accumu- lated deficit	Accumulated other comprehensive income (loss)	Total
	(in millions)

Balance at September 30, 2007	$1.1	$1,422.0	$(124.8)	$12.7	$1,311.0

Adjustment related to uncertain income tax positions	-	-	0.6	-	0.6

Balance at October 1, 2007	1.1	1,422.0	(124.2)	12.7	1,311.6

Net income	-	-	42.0	-	42.0
Effect of changing pension plans’ and other postretirement benefit plans’ measurement dates to September 30	-	-	0.6	-	0.6
Dividends declared	-	(8.1)	-	-	(8.1)
Stock-based compensation	-	13.2	-	-	13.2
Stock issued under stock compensation plans	0.1	1.8	-	-	1.9
Derivative instruments	-	-	-	(6.5)	(6.5)
Foreign currency translation	-	-	-	(2.7)	(2.7)
Minimum pension liability	-	-	-	(23.1)	(23.1)

Balance at September 30, 2008	1.2	1,428.9	(81.6)	(19.6)	1,328.9

Net loss	-	-	(996.7)	-	(996.7)
Sale of common stock in public offering	0.3	165.7	-	-	166.0
Dividends declared	-	(8.1)	-	-	(8.1)
Stock-based compensation	-	11.6	-	-	11.6
Stock issued under stock compensation plans	-	0.9	-	-	0.9
Derivative instruments	-	-	-	(3.8)	(3.8)
Foreign currency translation	-	-	-	(3.4)	(3.4)
Minimum pension liability	-	-	-	(59.1)	(59.1)

Balance at September 30, 2009	1.5	1,599.0	(1,078.3)	(85.9)	436.3

Net loss	-	-	(45.2)	-	(45.2)
Dividends declared	-	(10.8)	-	-	(10.8)
Stock-based compensation	-	8.3	-	-	8.3
Stock issued under stock compensation plans	-	1.0	-	-	1.0
Derivative instruments	-	-	-	3.5	3.5
Foreign currency translation	-	-	-	3.4	3.4
Minimum pension liability	-	-	-	8.8	8.8

Balance at September 30, 2010	$1.5	$1,597.5	$(1,123.5)	$(70.2)	$405.3

The accompanying notes are an integral part of the consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended September 30,
	2010	2009	2008
	(in millions)
Operating activities:
Net income (loss)	$(45.2)	$(996.7)	$42.0
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	53.6	59.5	63.6
Amortization	31.0	30.7	29.5
Impairments and non-cash restructuring	4.4	1,009.4	14.8
Provision (benefit) for doubtful receivables	(0.6)	6.4	3.7
Loss on early extinguishment of debt, net	4.6	3.8	-
Stock-based compensation expense	8.3	11.6	13.2
Deferred income taxes	(21.1)	(57.8)	(4.2)
Gain on disposal of assets	(4.8)	(2.9)	(0.9)
Retirement plans	8.1	5.2	(0.9)
Interest rate swap contracts	3.9	-	-
Other, net	1.0	2.9	3.8
Changes in assets and liabilities, net of acquisitions:
Receivables	1.6	68.8	(11.3)
Inventories	54.3	109.8	(18.2)
Other current assets and other noncurrent assets	33.7	(32.9)	11.4
Accounts payable and other liabilities	(69.8)	(87.3)	35.5

Net cash provided by operating activities	63.0	130.5	182.0

Investing activities:
Capital expenditures	(32.8)	(39.7)	(88.1)
Acquisition of technology	-	(8.7)	-
Proceeds from sales of assets	56.4	5.5	9.6

Net cash provided by (used in) investing activities	23.6	(42.9)	(78.5)

Financing activities:
Increase (decrease) in outstanding checks	1.7	(4.3)	(6.9)
Debt borrowings	270.5	539.4	-
Debt paid or repurchased	(318.5)	(893.1)	(5.0)
Common stock issued	1.0	166.9	1.9
Payment of deferred financing fees	(9.8)	(10.1)	-
Dividends paid	(10.8)	(8.1)	(8.1)

Net cash used in financing activities	(65.9)	(209.3)	(18.1)

Effect of currency exchange rate changes on cash	1.5	(0.7)	(0.4)

Net change in cash and cash equivalents	22.2	(122.4)	85.0
Cash and cash equivalents at beginning of year	61.5	183.9	98.9

Cash and cash equivalents at end of year	$83.7	$61.5	$183.9

The accompanying notes are an integral part of the consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization

Mueller Water Products, Inc., a Delaware corporation, together with its consolidated subsidiaries, operates in three business segments: Mueller Co., U.S. Pipe and Anvil. Mueller Co. manufactures valves for water and gas systems, including butterfly, iron gate, tapping, check, plug and ball valves, as well as dry-barrel and wet-barrel fire hydrants and a broad range of metering products for the water infrastructure industry. U.S. Pipe manufactures a broad line of ductile iron pipe, joint restraint products, fittings and other ductile iron products. Anvil manufactures and sources a broad range of products including a variety of fittings, couplings, hangers, nipples and related pipe products. The “Company,” “we,” “us” or “our” refer to Mueller Water Products, Inc. and its subsidiaries or their management. With regard to the Company’s segments, “we,” “us” or “our” may also refer to the segment being discussed or its management.

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, which require us to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses and the disclosure of contingent assets and liabilities for the reporting periods. Actual results could differ from those estimates. All significant intercompany balances and transactions have been eliminated. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

Unless the context indicates otherwise, whenever we refer to a particular year, we mean the fiscal year ended or ending September 30 in that particular calendar year.

Note 2.	Summary of Significant Accounting Policies

Revenue Recognition—Revenue is recognized when delivery of products has occurred or services have been rendered and there is persuasive evidence of a sales arrangement, selling prices are fixed or determinable and collectibility is reasonably assured. Revenue, or net sales, is reported net of estimated discounts, returns and rebates.

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

Cash and Cash Equivalents—All highly liquid investments with remaining maturities of 90 days or less when purchased are classified as cash equivalents. Where there is no right of offset against cash balances, outstanding checks are included in accounts payable. At September 30, 2010 and 2009, checks issued but not yet presented to the banks for payment were $3.6 million and $1.9 million, respectively, and were included in accounts payable.

Receivables—Receivables relate primarily to amounts due from customers. To reduce credit risk, credit investigations are generally performed prior to accepting orders from new customers and, when necessary, letters of credit, bonds or other instruments are required to ensure payment.

The estimated allowance for doubtful receivables is based upon judgments and estimates of expected losses and specific identification of problem accounts. Significantly weaker than anticipated industry or economic conditions could impact customers’ ability to pay such that actual losses may be greater than the amounts provided for in this allowance. The periodic evaluation of the adequacy of the allowance for doubtful receivables is based on an analysis of prior collection experience, specific customer creditworthiness and current economic trends within the industries served. In circumstances where we expect a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filings or substantial downgrading of credit ratings), we record a specific allowance to reduce the receivable to the amount management reasonably believes will be collected.

The following table summarizes information concerning our allowance for doubtful receivables.

	2010	2009	2008
	(in millions)

Balance at beginning of year	$4.7	$6.7	$4.9
Provision charged (credited) to expense	(0.6)	6.4	3.7
Balances written off, net of recoveries	(1.2)	(8.4)	(1.9)
Reclassifications	3.5	-	-
Other	0.1	-	-

Balance at end of year	$6.5	$4.7	$6.7

Inventories—Inventories are recorded at the lower of first-in, first-out method cost or market value. We evaluate our inventory in terms of excess and obsolete exposures. This evaluation includes such factors as anticipated usage, inventory turnover, inventory levels and ultimate product sales value. Inventory cost includes an overhead component that is affected by levels of production and actual costs incurred. Management periodically evaluates the effects of production levels and costs capitalized as part of inventory.

The following table summarizes information concerning our reserves for excess and obsolete inventories and to reduce inventory balances to the lower of cost or market.

	2010	2009	2008
	(in millions)

Balance at beginning of year	$27.5	$27.6	$28.1
Provision charged to expense	2.4	5.3	3.3
Amounts written off	(4.9)	(4.7)	(3.4)
Other	(0.1)	(0.7)	(0.4)

Balance at end of year	$24.9	$27.5	$27.6

Prepaid Expenses—Prepaid expenses include maintenance supplies and tooling costs. Costs for perishable tools and maintenance items are expensed when put into service. Costs for more durable items are amortized over their estimated useful lives, ranging from 3 to 10 years.

Property, Plant and Equipment—Property, plant and equipment is recorded at cost, less accumulated depreciation and amortization. Depreciation is generally recorded using the straight-line method over the estimated useful lives of the assets. Estimated useful lives are 10 to 20 years for land improvements, 10 to 40 years for buildings and 3 to 15 years for machinery and equipment. Leasehold improvements are amortized using the straight-line method over the lesser of the useful life of the improvement or the remaining lease term. Gains and losses upon disposition are reflected in operating results in the period of disposition.

Interest costs associated with large asset construction projects are capitalized. Capitalized interest is treated as a component of the related asset’s cost and depreciated accordingly.

Direct internal and external costs to implement computer systems and software are capitalized. Capitalized costs are depreciated over the estimated useful life of the system or software, generally 3 to 5 years, beginning when site installation or module development is complete and ready for use.

Liabilities are recognized at fair value for asset retirement obligations related to plant and landfill closures in the period in which they are incurred and the carrying amounts of the related long-lived assets are correspondingly increased. Over time, the liabilities are accreted to their estimated future values. At September 30, 2010 and 2009, asset retirement obligations were $3.3 million and $3.1 million, respectively.

Accounting for the Impairment of Long-Lived Assets— Management tests intangible assets that have an indefinite life for impairment annually (or more frequently if events or circumstances indicate possible impairments). Finite-lived intangible assets are amortized over their respective estimated useful lives and reviewed for impairment if events or circumstances indicate possible impairment. We perform our annual impairment testing at September 1.

Management tests goodwill for possible impairment by first determining the fair value of the related reporting unit and comparing this value to the recorded net assets of the reporting unit, including goodwill. Fair value is determined using a combination of a discounted cash flow model and stock market comparable valuations for a peer group of companies. Significant judgments and estimates must be made when estimating future cash flows, determining the appropriate discount rate and identifying appropriate comparable companies. At December 31, 2008, we reported estimated goodwill impairment charges of $59.5 million for U.S. Pipe, completely impairing its goodwill, and $340.5 million against Mueller Co.’s prior goodwill balance of $718.4 million, subject to additional fair value analysis. At that time, any additional impairment charge was not expected to exceed $200 million. During the three months ended March 31, 2009, our common stock began trading at prices significantly lower than prior periods, especially beginning in February. Our lower market capitalization prompted us to perform a second interim impairment assessment at March 31, 2009. This testing led to the conclusion that all of our remaining goodwill was fully impaired. During the three months ended March 31, 2009, we recorded additional goodwill impairment charges of $376.8 million for Mueller Co. and $92.7 million for Anvil. In performing these analyses, we relied upon both Level 2 data (publicly observable data such as market interest rates, our stock price, the stock prices of peer companies and the capital structures of peer companies) and Level 3 data (internal data such as our operating and cash flow projections).

In conjunction with the testing of goodwill for impairment, we also compared the estimated fair values of our identified other intangible assets to their respective carrying values and determined that the carrying amount of trade names at Mueller Co. had been impaired. At March 31, 2009, we recorded an impairment charge against these assets of $101.4 million. In performing this analysis, we relied upon both Level 2 data, most notably market interest rates and operating margins of peer companies, and Level 3 data, including our projections of Mueller Co. net sales and operating margins. Mueller Co.’s trade names have a remaining carrying value of $263.0 million at September 30, 2010.

Workers Compensation—Our exposure to workers compensation claims is generally limited to $1 million per incident. Liabilities, including those related to claims incurred but not reported, are recorded principally using annual valuations based on discounted future expected payments and using historical data combined with insurance industry data when historical data is limited. We are indemnified by a predecessor to Tyco International Ltd. (“Tyco”) for all Mueller Co. and Anvil workers compensation liabilities related to incidents that occurred prior to August 16, 1999. See Note 19. On an undiscounted basis, workers compensation liabilities were $24.6 million and $27.2 million at September 30, 2010 and 2009, respectively. On a discounted basis, workers compensation liabilities were $22.1 million and $23.7 million at September 30, 2010 and 2009, respectively.

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

Activity in accrued warranty, reported as part of other current liabilities, is presented below.

	2010	2009	2008
	(in millions)

Balance at beginning of year	$4.0	$6.5	$3.7
Warranty expense	4.2	4.7	8.2
Warranty payments	(3.7)	(7.2)	(5.4)

Balance at end of year	$4.5	$4.0	$6.5

Deferred Financing Fees—Costs of debt financing are charged to expense over the life of the related financing agreements, which range from 5 to 10 years. Remaining costs and the future period over which they would be charged to expense are reassessed when amendments to the related financing agreements or prepayments occur.

Derivative Instruments and Hedging Activities—Changes in the fair value of derivative instruments that are accounted for as effective hedges are recorded to accumulated other comprehensive loss and changes in the fair value of derivative instruments that are not accounted for as effective hedges are recorded to operating results as incurred. Gains and losses on derivative instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in earnings.

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

We only record tax benefits for positions that management believes are more likely than not of being sustained under audit based solely on the technical merits of the associated tax position. The amount of tax benefit recognized for any position that meets the more likely than not threshold is the largest amount of the tax benefit that we believe is greater than 50% likely of being realized.

Environmental Expenditures—We capitalize environmental expenditures that increase the life or efficiency of noncurrent assets or that reduce or prevent environmental contamination. We accrue for environmental expenses resulting from existing conditions that relate to past operations when the costs are probable and reasonably estimable. We are indemnified by Tyco for certain environmental liabilities that existed at August 16, 1999. See Note 19.

Research and Development—Research and development costs are expensed as incurred.

Advertising—Advertising costs are expensed as incurred.

Translation of Foreign Currency—Assets and liabilities of our businesses whose functional currency is other than the U.S. dollar are translated into U.S. dollars using currency exchange rates at the balance sheet date. Revenues and expenses are translated at average currency exchange rates during the period. Foreign currency translation gains and losses are reported as a component of accumulated other comprehensive loss. Gains and losses resulting from foreign currency transactions are included in operating results as incurred.

Note 3.	Identifiable Intangible Assets

Identifiable intangible assets are presented below.

	September 30,
	2010	2009
	(in millions)
Cost:
Finite-lived intangible assets:
Technology	$71.6	$71.7
Customer relationships	409.1	409.2
Indefinite-lived intangible assets:
Trade names and trademarks	300.3	300.3

	781.0	781.2

Accumulated amortization:
Technology	37.9	29.3
Customer relationships	110.7	88.3

	148.6	117.6

Net book value	$632.4	$663.6

At September 30, 2010, the remaining weighted-average amortization period for the finite-lived intangible assets was 12.8 years. Amortization expense related to finite-lived intangible assets was $31.0 million, $30.7 million and $29.5 million for 2010, 2009 and 2008, respectively. Amortization expense for each of the next five years is scheduled to be $31.1 million in 2011, $29.9 million in 2012, $29.8 million in 2013, $28.7 million in 2014 and $26.2 million in 2015.

Note 4.	Divestitures, Assets Held for Sale, and Acquisition

Anvil sold certain of the assets of Picoma, its former electrical fittings business, in November 2009 in exchange for cash and certain assets of Seminole Tubular Company that complement our existing mechanical pipe nipple business. These Picoma assets were classified as held for sale at September 30, 2009. We recorded a pre-tax gain of $1.6 million to selling, general and administrative expenses in connection with this transaction. The book values of the assets sold and the fair values of Seminole assets acquired during 2010 and the estimated values of assets classified as held for sale at September 30, 2009, are presented below.

	Sold / acquired during 2010	September 30, 2009
	(in millions)
Assets sold:
Receivables	$5.0	$5.2
Inventories	4.4	4.7
Other current assets	0.3	-
Property, plant, and equipment	2.5	2.7
Identifiable intangible assets	1.3	1.3

	$13.5	$13.9

Severance liability incurred	$0.6

Assets acquired:
Cash	$12.3
Receivables	1.6
Inventories	1.3
Identifiable intangible assets	0.5

	$15.7

In January 2010, Anvil sold its Canadian wholesale distribution business for $40.3 million, including post-closing adjustments. This business had 2009 net sales of approximately $107 million and its income from operations was not material to the Company’s income from operations. We recorded a pre-tax gain of $2.8 million to selling, general and administrative expenses in connection with this transaction. We also entered into a 3 1/2 year supply agreement with the buyer requiring the buyer to purchase at least a specified amount of products from Anvil at market rates. The book values of assets sold and liabilities transferred during 2010 are presented below (in millions).

Receivables	$15.8
Inventories	23.3
Other current assets	0.3
Property, plant, and equipment, net	4.9
Identifiable intangible assets	0.6
Accounts payable and other current liabilities	(7.4)

$37.5

Note 5.	Restructuring Activities

Activity in accrued restructuring is presented below.

	2010	2009	2008
	(in millions)

Balance at beginning of year	$3.4	$0.9	$0.9
Additions	8.7	9.3	3.2
Payments and other	(11.3)	(6.8)	(3.2)

Balance at end of year	$0.8	$3.4	$0.9

We closed U.S. Pipe’s manufacturing facility in North Birmingham, Alabama and recorded a restructuring charge of $12.0 million during 2010 consisting of $4.4 million of asset impairment charges and $7.6 million of employee-related and other charges. We expect to record additional North Birmingham restructuring charges of $1 million to $2 million in 2011.

We experienced significant declines in the demand for our products in 2009, resulting in most of our manufacturing facilities operating significantly below their optimal capacities. We responded by reducing headcount, reducing operating hours and reducing overall spending activities. During 2009, we suspended production throughout the Company for varying time periods; consolidated facilities; implemented temporary compensation reductions, furloughs and reduced work weeks for certain employees and directors and reduced headcount by approximately 700 people. Cash restructuring charges, mostly severance, related to headcount reductions during 2009 were $9.3 million. Also in 2009, we reduced production capacity at U.S. Pipe’s North Birmingham facility to reduce our fixed costs. We recorded a $38.5 million non-cash restructuring charge, primarily for impairment of property, plant and equipment. These assets were written down to estimated scrap value.

In 2008, we ceased U.S. Pipe’s manufacturing operations in Burlington, New Jersey. We continue to use this facility as a full-service distribution center for customers in the Northeast. In connection with this action, we recorded restructuring charges of $18.3 million in 2008 that included $14.8 million of asset impairment charges. We do not expect any future charges related to the closure of manufacturing operations in Burlington to be significant.

Note 6.	Income Taxes

The components of income (loss) before taxes are presented below.

	2010	2009	2008
	(in millions)

U.S.	$(76.4)	$(1,082.3)	$68.7
Non-U.S.	7.8	(0.7)	5.0

Income (loss) before taxes	$(68.6)	$(1,083.0)	$73.7

Income tax expense (benefit) is presented below.

	2010	2009	2008
	(in millions)
Current:
U.S.:
Federal	$(3.7)	$(27.3)	$25.3
State and local	(1.2)	(0.8)	4.8
Non-U.S.	2.6	(0.4)	5.8

	(2.3)	(28.5)	35.9

Deferred:
U.S.:
Federal	(15.3)	(42.3)	(4.4)
State and local	(5.7)	(15.7)	2.6
Non-U.S.	(0.1)	0.2	(2.4)

	(21.1)	(57.8)	(4.2)

Income tax expense (benefit)	$(23.4)	$(86.3)	$31.7

The reconciliation between the U.S. federal statutory income tax rate and the effective tax rate is presented below.

	2010	2009	2008

U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
Adjustments to reconcile to the effective tax rate:
Nondeductible goodwill impairment	-	(27.7)	-
State income taxes, net of federal benefit	6.7	0.9	6.5
Nondeductible compensation	(2.0)	(0.1)	2.0
U.S. manufacturing deduction	(0.7)	-	(2.3)
Foreign income taxes	(0.2)	-	1.6
Repatriation of foreign earnings	(2.9)	-	-
Other nondeductible expenses	(1.0)	-	1.0
Other	(0.8)	(0.1)	(0.8)

Effective tax rate	34.1%	8.0%	43.0%

Deferred income tax assets (liabilities) are presented below.

	September 30,
	2010	2009
	(in millions)
Deferred income tax assets:
Receivable reserves	$1.1	$1.8
Inventory reserves	13.7	13.9
Accrued expenses	21.6	23.4
Pension and other postretirement benefits	33.8	44.9
Stock compensation	7.6	6.1
State net operating losses	11.6	6.9
Federal net operating losses and credit carryovers	22.0	-
All other	2.7	6.3

	114.1	103.3
Valuation allowance	(1.4)	(1.3)

Total deferred income tax assets	112.7	102.0

Deferred income tax liabilities:
Identifiable intangible assets	(220.6)	(228.6)
Property, plant and equipment	(27.3)	(22.5)
Other	-	(0.1)

Total deferred income tax liabilities	(247.9)	(251.2)

Net deferred income tax liabilities	$(135.2)	$(149.2)

A valuation allowance is provided on deferred tax assets at September 30, 2010 since management believes it is more likely than not that a portion of our deferred tax assets will not be realized due primarily to a limitation on deductibility of executive compensation provided in Internal Revenue Code Section 162(m). Management believes that it will be able to recover all other deferred tax assets through taxable earnings from operations.

Activity in the valuation allowance for deferred tax assets is described below.

	September 30,
	2010	2009
	(in millions)

Balance at beginning of year	$1.3	$4.3
Additions	0.4	0.4
Deductions applied to restricted shares vested	(0.3)	(3.4)

Balance at end of year	$1.4	$1.3

We have state net operating loss carryforwards of $248.2 million expiring beginning 2011. These loss carryforwards are subject to limitations in certain jurisdictions under Internal Revenue Code Section 382. State net operating loss carryforwards of $245.9 million expire after 2012, and management believes that these net operating loss carryforwards will be utilized before they expire.

The cumulative amount of undistributed earnings of foreign subsidiaries for which United States income taxes have not been provided was $52.4 million at September 30, 2010. It is not currently practical to estimate the amount of unrecognized United States income taxes that might be payable on the repatriation of these earnings.

On October 1, 2007, we adopted a new accounting standard related to uncertain income tax positions. As a result, we recorded a net increase of $1.0 million in the liability for unrecognized income tax benefits, a $0.6 million increase in the accumulated deficit and an increase of $0.4 million to goodwill.

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits is presented below.

	2010	2009
	(in millions)

Balance at beginning of year	$16.2	$22.3
Increases related to prior year positions	0.1	1.4
Decreases related to prior year positions	(3.3)	(1.3)
Increases related to current year positions	0.2	0.3
Payments and settlements	(2.6)	(4.6)
Adjustment to reduce intangible assets and goodwill	-	(1.9)

Balance at end of year	$10.6	$16.2

After September 30, 2010, all unrecognized tax benefits would, if recognized, impact the effective tax rate.

We expect to settle certain state and foreign tax audits within the next 12 months and believe it is reasonably possible that these audit settlements will reduce the gross unrecognized tax benefits by $1.5 million within the next 12 months.

We recognize interest related to uncertain tax positions as interest expense and would recognize any penalties that may be incurred as a component of selling, general and administrative expenses. At September 30, 2010, we had $2.0 million of accrued interest related to unrecognized tax benefits.

Mueller Co. and Anvil were under audit by the Internal Revenue Service (“IRS”) for tax years ended September 30, 2005 and October 3, 2005. At September 30, 2009, we effectively settled those issues for $1.8 million and paid the tax to Walter Energy in accordance with our tax sharing agreement. Federal income tax returns for Mueller Co. and Anvil are closed for years prior to 2005. U.S. Pipe is not currently under audit by the IRS, but remains subject to statute extension agreements that may be applicable to Walter Energy. See Note 19. We have been notified by the IRS that the income tax returns filed for 2009, 2008 and 2007 have been selected for audit. This fieldwork examination has not commenced.

Our state income tax returns are generally closed for years prior to 2006. Our Canadian income tax returns are generally closed for years prior to 2004. We are currently under audit by several states at various levels of completion. We do not have any unpaid material assessments.

Note 7.	Borrowing Arrangements

In August 2010, we issued $225.0 million principal amount of 8 3/4% Senior Unsecured Notes maturing September 2020 at 98.37% of their face amount to yield approximately 9%. Concurrently with this offering, we entered into an asset based lending agreement (“ABL Agreement”). We used the net proceeds from the offering of the Senior Unsecured Notes, together with amounts borrowed under the ABL Agreement and cash on hand to repay all amounts outstanding under the 2007 Credit Agreement. We incurred a loss on early extinguishment of debt of $4.1 million in connection with this transaction. See Note 9.

In January 2010, we prepaid $40.0 million of term loan borrowings under the 2007 Credit Agreement and incurred a loss on early extinguishment of debt of $0.5 million.

In 2009, we amended the 2007 Credit Agreement and prepaid $343.0 million of borrowings under the agreement on a pro-rata basis between Term Loan A and Term Loan B. We incurred a loss on early extinguishment of debt of $5.3 million in connection with this amendment and prepayment.

The components of our long-term debt are presented below.

	September 30,
	2010	2009
	(in millions)

ABL Agreement	$49.0	$-
8 3/4% Senior Unsecured Notes	221.4	-
7 3/8% Senior Subordinated Notes	420.0	420.0
2007 Credit Agreement:
Term Loan A	-	66.5
Term Loan B	-	252.0
Other	1.8	1.7

	692.2	740.2
Less current portion	(0.7)	(11.7)

Long-term debt	$691.5	$728.5

ABL Agreement.  At September 30, 2010, our ABL Agreement consists of a revolving credit facility for up to $275 million of revolving credit borrowings, swing line loans and letters of credit. The ABL Agreement also permits us to increase the size of the credit facility by an additional $150 million in certain circumstances subject to adequate borrowing base availability. We may borrow up to $25 million through swing line loans and may have up to $60 million of letters of credit outstanding. We estimate the fair value of the borrowings under the ABL Agreement approximates the carrying value.

Borrowings under the ABL Agreement bear interest at a floating rate equal to LIBOR plus a margin ranging from 275 to 325 basis points or a base rate, as defined in the ABL Agreement, plus a margin ranging from 175 to 225 basis points. At September 30, 2010, all borrowings were at LIBOR plus 300 basis points.

Our ABL Agreement terminates in August 2015. We pay a commitment fee of 50 basis points for any unused borrowing capacity and our obligations under this agreement are secured by a first-priority perfected lien on all of our U.S. inventory, accounts receivable, certain cash and other supporting obligations. The borrowing capacity under this agreement is not subject to any financial maintenance covenants unless excess availability is less than the greater of $34 million and 12.5% of the aggregate commitments under the ABL Agreement. The borrowing capacity is reduced by outstanding borrowings, outstanding letters of credit and accrued fees and expenses. Outstanding letters of credit and accrued fees and expenses totaled $39.4 million at September 30, 2010.

8  3/4% Senior Unsecured Notes. The 8 3/4% Senior Unsecured Notes (“Senior Unsecured Notes”) mature in September 2020 and bear interest at 8.75%, payable semi-annually. Based on quoted market prices, the Senior Unsecured Notes had a fair value of $238.5 million at September 30, 2010.

We may redeem up to $22.5 million of the Senior Unsecured Notes at a redemption price of 103% plus accrued and unpaid interest once in each year ending September 1, 2011, 2012, and 2013. We may also redeem up to $78.8 million of the originally issued principal amount of the Senior Unsecured Notes at a redemption price of 108.75%, plus accrued and unpaid interest, with net cash proceeds from certain equity offerings prior to September 2013, provided that at least $146.2 million remains outstanding immediately after such redemption. After August 2015, the Senior Unsecured Notes may be redeemed at specified redemption prices plus accrued and unpaid interest. Upon a “Change of Control” (as defined in the indenture securing the Senior Unsecured Notes), we are required to offer to purchase the outstanding Senior Unsecured Notes at a purchase price of 101%, plus accrued and unpaid interest. The Senior Unsecured Notes are subordinate to borrowings under the ABL Agreement.

The indenture securing the Senior Unsecured Notes contains customary covenants and events of default, including covenants that limit our ability to incur debt, pay dividends and make investments. Substantially all of our U.S. subsidiaries guarantee the Senior Unsecured Notes. We believe we were compliant with these covenants at September 30, 2010 and expect to remain in compliance through September 30, 2011.

7  3/8% Senior Subordinated Notes. The 7 3/8% Senior Subordinated Notes (“Senior Subordinated Notes”) mature in June 2017 and bear interest at 7.375%, payable semi-annually. Based on quoted market prices, the outstanding Senior Subordinated Notes had a fair value of $369.6 million at September 30, 2010.

After May 2012, we may redeem any portion of the Senior Subordinated Notes at specified redemption prices plus accrued and unpaid interest. Upon a “Change of Control” (as defined in the indenture securing the Senior Subordinated Notes), we are required to offer to purchase the outstanding Senior Subordinated Notes at a purchase price of 101%, plus accrued and unpaid interest. The Senior Subordinated Notes are subordinate to the borrowings under the ABL Agreement and the Senior Unsecured Notes.

During 2009, we acquired $5.0 million in principal of the Senior Subordinated Notes in the open market for $3.4 million in cash. This resulted in a gain on repurchase of debt of $1.5 million after writing off related deferred financing fees of $0.1 million.

The indenture securing the Senior Subordinated Notes contains customary covenants and events of default, including covenants that limit our ability to incur debt, pay dividends and make investments. Substantially all of our U.S. subsidiaries guarantee the Senior Subordinated Notes. We believe we were compliant with these covenants at September 30, 2010 and expect to remain in compliance through September 30, 2011.

2007 Credit Agreement.  At September 30, 2009 our amended credit agreement (the “2007 Credit Agreement”) consisted of a $200 million senior secured revolving credit facility (the “Revolver”), a $66.5 million term loan (“Term Loan A”) and a $252.0 million term loan (“Term Loan B”). All amounts outstanding under the 2007 Credit Agreement were repaid in 2010 and the 2007 Credit Agreement was cancelled.

Future maturities of outstanding borrowings at September 30, 2010 for each of the following years are $0.7 million for 2011, $0.5 million for 2012, $0.3 million for 2013, $0.1 million for 2014, $49.0 million for 2015 and $641.6 million after 2015.

Note 8.	Derivative Financial Instruments

We are exposed to commodity price risk relating to our ongoing business operations that we manage to some extent using derivative instruments. We enter into natural gas swap contracts to manage the price risk associated with future purchases of natural gas used in our manufacturing processes. In the past, we have entered into interest rate swap contracts to manage interest rate risk associated with our variable-rate borrowings and entered into foreign currency forward exchange contracts to manage foreign currency exchange risk associated with our Canadian-dollar denominated intercompany loan. During 2010, we terminated all of our remaining interest rate swap contracts and settled our only outstanding foreign currency forward contract.

We designated our interest rate swap contracts and natural gas swap contracts as cash flow hedges of our future interest payments and purchases of natural gas, respectively. As a result, the effective portion of the gain or loss on these contracts is reported as a component of other comprehensive loss and reclassified into earnings in the same periods during which the hedged transactions affect earnings. Gains and losses on those contracts representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in earnings.

Interest Rate Swap Contracts.  During 2010, we recorded a non-cash net credit to interest expense and a pre-tax debit to accumulated other comprehensive loss of $4.7 million related to interest rate swap contracts that had been terminated in September 2009. This amount had been charged to interest expense during 2009. It should have been amortized to interest expense over the original term of the terminated contracts, which would have matured at various dates through May 2012.

During 2010, we recorded immediate pre-tax expense of $6.2 million in connection with termination of our interest rate swap contracts and pre-tax expense of $6.5 million of amortization of the remaining accumulated other comprehensive loss associated with these interest rate swap contracts. The unamortized portion remaining in accumulated other comprehensive loss was $7.9 million, net of tax, at September 30, 2010, and will be amortized to interest expense over the original term of the swap contracts, which would have matured at various dates through September 2012.

	Hedged loan principal September 30,
Rate benchmark	2010	2009
	(in millions)

90-day LIBOR	$-	$275.0

The effects of our interest rate swap contracts on the consolidated statements of operations are presented below, net of tax.

	2010	2009	2008
	(in millions)

Gain (loss) recognized in other comprehensive loss	$(0.4)	$(4.5)	$(14.0)
Gain (loss) reclassified from accumulated other comprehensive loss into income	(8.1)	(10.4)	(2.5)
Ineffectiveness loss recognized in interest expense	(0.7)	-	-

Natural Gas Swap Contracts.  Our natural gas swap contracts result in a fixed natural gas purchase price of $4.43 per MMBtu through September 2011. Our outstanding natural gas swap contracts at September 30, 2010 and September 30, 2009 are presented below.

	Hedged MMBtu September 30,
Commodity index	2010	2009

NYMEX natural gas	458,000	434,000

The effects of our natural gas swap contracts on the consolidated statements of operations are presented below, net of tax.

	2010	2009	2008
	(in millions)

Gain (loss) recognized in other comprehensive loss	$-	$0.7	$(1.8)
Gain (loss) reclassified from accumulated other comprehensive income into income	0.2	(2.2)	0.5
Ineffectiveness loss recognized in cost of sales	(0.5)	(0.3)	(0.1)

Foreign Currency Forward Contracts.  We settled our outstanding foreign currency forward contract during 2010 with a cash payment of $1.7 million. Our outstanding foreign currency forward contracts at September 30, 2010 and 2009 are presented below.

	Hedged Canadian dollars September 30,
Rate benchmark	2010	2009
	(in millions)

Canadian dollar	-	28.0

Gains and losses on our foreign currency forward contracts are included in selling, general, and administrative expenses, where they offset the transaction losses and gains recorded in connection with the intercompany loan. The effects of our foreign currency forward contracts on the consolidated statements of operations are presented below, net of tax.

	2010	2009	2008
	(in millions)

Gain recognized in income	$-	$-	$1.3

Our derivative contracts were recorded at fair value using publicly observable data such as market interest rates and market natural gas prices. The fair values of our derivative contracts are presented below (in millions).

	September 30, 2010		September 30, 2009
	Balance sheet location	Fair value	Balance sheet location	Fair value
Liability derivatives:
Derivatives designated as hedging instruments:
Interest rate swaps	Other noncurrent liabilities	$-	Other noncurrent liabilities	$18.8
Natural gas swaps	Other noncurrent liabilities	0.1	Other noncurrent liabilities	-

		0.1		18.8
Derivatives not designated as hedging instruments:
Foreign currency forward	Other noncurrent liabilities	-	Other noncurrent liabilities	0.7

		$0.1		$19.5

Note 9.	Deferred Financing Fees

In connection with the 2010 repayment of borrowings outstanding under the 2007 Credit Agreement discussed in Note 7, we wrote off unamortized deferred financing fees of $4.6 million related to the 2007 Credit Agreement and capitalized $9.8 million for the costs of the ABL Agreement and the offering of the Senior Unsecured Notes. Deferred financing fees of $15.4 million at September 30, 2010 are scheduled to amortize as follows: $4.8 million related to the ABL Agreement amortizes on a straight-line basis; $5.6 million related to the Senior Unsecured Notes amortizes using the effective-interest rate method; and $5.0 million related to the Senior Subordinated Notes amortizes using the effective-interest rate method. All such amortization is over the remaining term of the respective debt.

Note 10.	Retirement Plans

We have various pension and profit sharing plans covering substantially all our employees (the “Pension Plans”). We fund our retirement and employee benefit plans in accordance with the requirements of the Pension Plans and, where applicable, in amounts sufficient to satisfy the minimum funding requirements of applicable laws. The Pension Plans provide benefits based on years of service and compensation or at stated amounts for each year of service.

We also provide certain postretirement benefits other than pensions, primarily healthcare, to eligible retirees. Our postretirement benefit plans are funded as benefits are paid.

We closed U.S. Pipe’s North Birmingham facility in 2010 and recorded pension curtailment expense of $2.6 million and an other postretirement benefit plan curtailment gain of $1.8 million as restructuring charges. We also recorded $0.4 million settlement cost for the divestiture of Anvil’s Canadian wholesale distribution business in 2010. See Note 4.

During 2009, shutdowns at manufacturing operations at U.S. Pipe and Anvil resulted in a postretirement benefit curtailment gain of $1.1 million and a pension curtailment expense of $0.4 million, respectively. The curtailment expense at Anvil was included in restructuring charges in 2009.

During 2008, the shutdown of manufacturing operations at U.S. Pipe’s Burlington facility resulted in a decrease in the funded status of the applicable plan of $7.7 million and an after-tax decrease in accumulated other comprehensive loss of $4.6 million. We recorded pension plan curtailment expense of $1.2 million and an other postretirement benefit plan curtailment gain of $0.8 million, which were included in restructuring charges in 2008.

For 2010, 2009 and 2008, the measurement date for all Pension Plans and other postretirement plans was September 30. In prior years, the measurement date for the U.S. Pipe pension plans and other postretirement benefit plans was June 30. During 2008, we recorded an adjustment to accumulated deficit of $0.6 million to account for the change in measurement dates to September 30.

Information for pension plans with accumulated benefit obligations in excess of plan assets is presented below.

	September 30,
	2010	2009
	(in millions)

Projected benefit obligations	$390.0	$390.3
Accumulated benefit obligations	381.8	382.0
Fair value of plan assets	302.9	276.1

Information for pension plans with accumulated benefit obligations less than plan assets is presented below.

	September 30,
	2010	2009
	(in millions)

Projected benefit obligations	$8.9	$5.4
Accumulated benefit obligations	8.8	5.4
Fair value of plan assets	10.2	7.0

Amounts recognized for our Pension Plans and other postretirement benefit plans are presented below.

	Pension Plans		Other plans
	2010	2009	2010	2009
	(in millions)
Projected benefit obligations:
Beginning of year	$395.7	$317.9	$6.9	$8.0
Service cost	3.6	3.8	0.1	0.2
Interest cost	21.1	23.1	0.4	0.6
Actuarial loss (gain)	2.4	78.1	-	(1.4)
Benefits paid	(24.1)	(25.7)	(0.4)	(0.4)
Currency translation	0.6	(0.5)	-	-
Decrease in obligation due to curtailment	(0.4)	(1.0)	(0.3)	(0.1)

End of year	$398.9	$395.7	$6.7	$6.9

Accumulated benefit obligations at end of year	$390.6	$387.4	$6.7	$6.9

Plan assets:
Beginning of year	$283.1	$284.6	$-	$-
Actual return on plan assets	32.5	0.9	-	-
Employer contributions	23.0	24.0	0.4	0.4
Currency translation	0.7	(0.6)	-	-
Benefits paid	(24.1)	(25.7)	(0.4)	(0.4)
Settlement payments	(2.1)	(0.1)	-	-

End of year	$313.1	$283.1	$-	$-

Accrued benefit cost at end of year:
Unfunded status	$(85.8)	$(112.6)	$(6.7)	$(6.9)

Recognized on balance sheet:
Other noncurrent assets	$1.4	$1.6	$-	$-
Other current liabilities	-	-	(0.7)	(0.7)
Other noncurrent liabilities	(87.2)	(114.2)	(6.0)	(6.2)

	$(85.8)	$(112.6)	$(6.7)	$(6.9)

Recognized in accumulated other comprehensive loss before tax:
Prior year service cost (gain)	$1.9	$2.9	$(4.4)	$(8.4)
Net actuarial loss (gain)	127.5	145.7	(14.2)	(15.3)

	$129.4	$148.6	$(18.6)	$(23.7)

The components of net periodic benefit cost (gain) are presented below.

	Pension Plans			Other Benefit Plans
	2010	2009	2008	2010	2009	2008
	(in millions)

Service cost	$3.6	$3.8	$4.9	$0.1	$0.2	$0.4
Interest cost	21.1	23.1	21.3	0.4	0.6	0.8
Expected return on plan assets	(21.7)	(21.6)	(27.2)	-	-	-
Amortization of prior service cost (gain)	0.7	0.8	0.8	(2.5)	(3.3)	(3.2)
Amortization of net loss (gain)	8.8	3.3	0.7	(1.1)	(1.6)	(1.0)
Curtailment / special settlement loss (gain)	3.0	0.4	1.4	(1.8)	(1.1)	(0.8)
Other	-	0.1	0.1	-	-	-

Net periodic benefit cost (gain)	$15.5	$9.9	$2.0	$(4.9)	$(5.2)	$(3.8)

Pension and other postretirement benefits activity in accumulated other comprehensive loss, before taxes in 2010, is presented below.

	Pension benefits	Other post- retirement benefits
	(in millions)

Balance at beginning of year	$148.6	$(23.7)
Amounts reclassified as amortization of net periodic cost:
Gain (loss) amortization	(9.8)	1.1
Prior year service gain (loss) amortization and curtailment	(1.0)	4.0
Gain during the year	(8.4)	-

Balance at end of year	$129.4	$(18.6)

The components of accumulated other comprehensive loss related to pension and other postretirement benefits that management expects to be reclassified into income in 2011 are presented below.

	Pension benefits	Other post- retirement benefits
	(in millions)

Amounts expected to be amortized out of accumulated other comprehensive loss into net periodic benefit cost in 2011:
Amortization of unrecognized prior year service cost (credit)	$0.7	$(2.3)
Amortization of unrecognized gain (loss)	7.6	(1.2)

	$8.3	$(3.5)

The U.S. discount rates were selected using a “bond settlement” approach, which constructs a hypothetical bond portfolio that could be purchased such that the coupon payments and maturity values could be used to satisfy the Pension Plans’ projected benefit payments. The discount rate is the equivalent rate that results in the present value of the Pension Plan’s projected benefit payments equaling the market value of this bond portfolio. Only high quality (AA graded or higher), non-callable corporate bonds are included in this bond portfolio. We rely on the Pension Plans’ actuaries to assist in the development of the discount rate model.

Separate discount rates were selected for different Pension Plans due to differences in the timing of projected benefit payments. The discount rate model for plans covering participants in the United States reflected yields available on investments in the United States, while plans covering participants in Canada reflected yields available on investments in Canada.

Management’s expected returns on plan assets and assumed healthcare cost trend rates were determined with the assistance of the Pension Plans’ investment consultants.

A summary of key assumptions for our pension and other postretirement benefit plans is below.

	Plan measurement date
	Pension Plans			Other plans
	2010	2009	2008	2010	2009	2008
	(in millions)
U.S. Pipe pension plans:
Weighted average used to determine benefit obligations:
Discount rate	5.44%	5.45%	7.60%
Rate of compensation increases	3.50%	3.50%	3.50%
Weighted average used to determine net periodic cost:
Discount rate	5.45%	7.60%	6.25%
Expected return on plan assets	8.00%	8.25%	8.90%
Rate of compensation increases	3.50%	3.50%	3.50%

Mueller Co. and Anvil pension plans:
Weighted average used to determine benefit obligations:
Discount rate	5.44%	5.45%	7.49%
Rate of compensation increases	3.50%	3.50%	3.50%
Weighted average used to determine net periodic cost:
Discount rate	5.45%	7.43%	6.27%
Expected return on plan assets	7.88%	7.88%	8.55%
Rate of compensation increases	3.50%	3.50%	3.50%

Healthcare plans:
Weighted average used to determine benefit obligations:
Discount rate				5.44%	5.45%	7.60%
Weighted average used to determine net periodic cost:
Discount rate				5.45%	7.60%	6.25%
Assumed healthcare cost trend rates:
Next year – pre-65				7.90%	8.90%	9.90%
Ultimate trend rate – pre-65				4.90%	4.90%	5.50%
Year ultimate trend rate achieved				2016	2016	2015

Assumed healthcare cost trend rates, discount rates, expected return on plan assets and salary increases have a significant effect on the amounts reported for the pension and healthcare plans. A one-percentage-point change in the trend rate for these assumptions would have the following effects (in millions):

	1 Percentage point increase	1 Percentage point decrease
	(in millions)
Pension Plans:
Discount rate:
Effect on pension service and interest cost components	$0.5	$(0.8)
Effect on pension benefit obligations	(40.4)	48.9
Effect on 2011 pension expense	(2.3)	2.7
Expected return on plan assets:
Effect on current year pension expense	(3.1)	3.1
Rate of compensation increase:
Effect on pension service and interest cost components	0.1	(0.1)
Effect on pension benefit obligations	2.2	(2.0)
Effect on 2011 pension expense	0.4	(0.4)
Other plans:
Healthcare cost trend:
Effect on total of service and interest cost components	-	-
Effect on postretirement benefit obligations	0.2	(0.2)
Discount rate:
Effect on postretirement service and interest cost components	-	-
Effect on postretirement benefit obligations	(0.5)	0.6
Effect on 2011 postretirement benefits expense	-	-

We maintain a single trust to hold the U.S. pension plan assets. This trust’s strategic asset allocations, tactical range at September 30, 2010 and actual asset allocations at September 30, 2010, 2009 and 2008, respectively, are presented below.

	Strategic asset allocation	Tactical range	Actual asset allocations September 30,
			2010	2009	2008
Equity investments:
Large capitalization stocks	38%	19-57%
Small capitalization stocks	8%	4-12%
International stocks	14%	7-21%

	60%	50-70%	58%	69%	61%
Fixed income investments	40%	30-50%	39%	26%	35%
Cash	0%	0-5%	3%	5%	4%

	100%		100%	100%	100%

Assets of the Pension Plan are allocated to various investments to attain diversification and reasonable risk-adjusted returns while also managing our exposure to asset and liability volatility. These ranges are targets and deviations may occur from time to time due to market fluctuations. Portfolio assets are typically rebalanced to the allocation targets at least annually.

Following is a description of the valuation methodologies used to measure the assets of the Pension Plans at fair value.

•

Equity investments are valued at the closing price reported on the active market when reliable market quotations are readily available. When market quotations are not readily available, assets of the Pension Plans are valued by a method the trustees of the Pension Plans believe accurately reflects fair value.

•

Fixed income investments are valued using the closing price reported in the active market in which the investment is traded or based on yields currently available on comparable securities of issuers with similar credit ratings.

•

Other investments are valued as determined by the trustees of the Pension Plans based on their net asset values and supported by the value of the underlying securities and by the unit prices of actual purchase and sale transactions occurring at or close to the financial statement date.

The tables below set forth, by level within the fair value hierarchy, the assets of the Pension Plans at September 30, 2010:

	Level 1	Level 2	Level 3	Total
	(in millions)

Equity	$145.5	$38.1	$-	$183.6
Fixed income	-	1.9	117.9	119.8
Cash	0.3	-	-	0.3
Other	-	-	9.4	9.4

Total	$145.8	$40.0	$127.3	$313.1

The table below sets forth a summary of changes in the fair value of Level 3 assets of the Pension Plans for 2010:

	Fixed income	Other	Total
	(in millions)

Balance at beginning of year	$-	$12.8	$12.8
Realized gains	0.8	-	0.8
Unrealized gain (loss) related to instruments still held at the reporting date	13.1	-	13.1
Purchases, sales, issuances and settlements, net	104.0	(3.4)	100.6

Balance at end of year	$117.9	$9.4	$127.3

We currently estimate contributing between $16 million and $20 million to our Pension Plans during 2011. We also expect to contribute approximately $0.7 million to our other postretirement benefit plans during 2011. The estimated benefit payments, which reflect expected future service, as appropriate, are presented below.

	Pension benefits	Other post- retirement benefits before Medicare subsidy
	(in millions)

2011	$24.8	$0.7
2012	25.3	0.6
2013	25.6	0.6
2014	25.9	0.5
2015	26.2	0.5
2016-2020	137.0	2.5

Of the total pension plan obligations at September 30, 2010, 97% relates to our U.S. plan.

Defined Contribution Retirement Plan—Certain U.S. employees participate in defined contribution 401(k) plans. We make matching contributions as a function of employee contributions. Matching contributions were $3.9 million, $4.4 million and $7.6 million during 2010, 2009 and 2008, respectively. Company matching contribution were suspended from April 2009 through December 2009.

Note 11.	Capital Stock

We completed a public offering of 37,122,000 shares of Series A common stock at $4.75 per share on September 23, 2009. Net proceeds from this offering were $166.0 million.

On January 28, 2009, each share of Series B common stock was converted into one share of Series A common stock. Holders of Series A common stock are entitled to one vote per share. Holders of Series B common stock were entitled to eight votes per share. Holders of Series A common stock and Series B common stock otherwise had identical ownership rights.

Series A common stock and Series B common stock share activity is presented below.

	Series A	Series B

Shares outstanding at September 30, 2007	29,006,267	85,844,920
Exercise of stock options	12,470	-
Exercise of employee stock purchase plan instruments	210,292	-
Vesting of restricted stock units, net of shares withheld	299,734	-

Shares outstanding at September 30, 2008	29,528,763	85,844,920
Conversion of Series B common stock into Series A common stock	85,844,920	(85,844,920)
Exercise of employee stock purchase plan instruments	302,691	-
Vesting of restricted stock units, net of shares withheld	992,513	-
Sale of common stock in public offering	37,122,000	-

Shares outstanding at September 30, 2009	153,790,887	-
Exercise of stock options	26,346	-
Exercise of employee stock purchase plan instruments	431,964	-
Vesting of restricted stock units, net of shares withheld	459,277	-

Shares outstanding at September 30, 2010	154,708,474	-

Note 12.	Stock-based Compensation Plans

The Mueller Water Products, Inc. 2006 Stock Incentive Plan (the “2006 Plan”) authorizes an aggregate of 16 million shares of Series A common stock that may be granted through the issuance of stock-based awards. Any awards cancelled are available for reissuance. Generally, all of our employees and members of our Board of Directors are eligible to participate in the 2006 Plan.

An award granted under the 2006 Plan becomes exercisable at such times and in such installments as set by the Compensation and Human Resources Committee of the Board of Directors, but no award will be exercisable after the tenth anniversary of the date on which it is granted. Stock option exercise prices equal the closing stock price on the grant date.

Outstanding stock options generally vest on each anniversary date of the original grant on a pro rata basis based on the total number of years until all awards are vested, usually three years. Outstanding restricted stock units generally vest either on each anniversary date of the original grant on a pro rata basis based on the total number of years until all awards are vested, usually three years, or cliff vest after either three years or seven years from the grant date. Awards that cliff vest after seven years generally provide for an acceleration of vesting if certain stock price performance targets are met.

Stock option activity under the 2006 Plan is summarized below.

	Shares	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value (millions)

Outstanding at September 30, 2007	996,260	$14.78	8.6	$0.7
Granted	1,147,419	10.39
Exercised	(12,470)	3.65		0.1
Cancelled	(180,424)	13.72

Outstanding at September 30, 2008	1,950,785	12.37	8.5	0.4
Granted	1,542,284	5.60
Exercised	-	-		-
Cancelled	(89,073)	9.99

Outstanding at September 30, 2009	3,403,996	9.36	8.3	0.2
Granted	1,630,424	4.91
Exercised	(26,346)	4.45		0.1
Cancelled	(283,528)	8.84

Outstanding at September 30, 2010	4,724,546	$7.89	7.9	$-

Vested or expected to vest after September 30, 2010	4,598,631	$7.86	7.9	$-
Exercisable at September 30, 2010	1,890,274	$11.18	6.8	$-

The exercise prices for stock options outstanding at September 30, 2010 range from $2.05 to $20.56 per share.

Restricted stock and restricted stock unit activity under the 2006 Plan is summarized below.

	Shares	Weighted average grant date fair value per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value (millions)

Outstanding at September 30, 2007	1,896,568	$15.61	2.9	$23.5
Granted	645,271	10.43
Vested	(311,865)	14.86		2.7
Cancelled	(234,050)	15.00

Outstanding at September 30, 2008	1,995,924	14.12	2.0	17.9
Granted	834,794	6.10
Vested	(1,071,202)	15.07		4.2
Cancelled	(45,025)	10.08

Outstanding at September 30, 2009	1,714,491	9.73	2.3	9.4
Granted	986,583	4.91
Vested	(513,505)	9.20		2.5
Cancelled	(91,856)	8.00

Outstanding at September 30, 2010	2,095,713	$7.66	1.9	$6.3

Expected to vest after September 30, 2010	2,037,464	$7.65	1.9	$6.2

Compensation expense attributed to stock awards is based on the fair value of the awards on the date granted. Compensation expense is recognized between the grant date and the vesting date on a straight-line basis for each individual award share granted with cliff-vesting provisions, and on an accelerated basis for each individual award granted with ratable vesting provisions. Fair values of stock option awards are determined using a Black-Scholes model. Fair values of restricted stock units are determined using the closing stock price. The weighted average grant-date fair values of stock options granted and the weighted average assumptions used to determine these fair values are indicated below.

	2010	2009	2008

Grant-date fair value	$1.66	$2.07	$3.76
Risk-free interest rate	2.47%	2.21%	3.54%
Dividend yield	1.48%	0.74%	0.48%
Expected life (years)	6.00	6.00	6.00
Expected annual volatility	0.3692	0.3786	0.3231

The risk-free interest rate is based on the U.S. Treasury zero-coupon yield in effect at the grant date with a term equal to the expected life. The expected dividend yield is based on our estimated annual dividend and stock price history at the grant date. The expected term represents the period of time the awards are expected to be outstanding. We determined the volatility assumption for calculating the fair value of our stock option grants based upon a group of peer companies. The average volatility for these peer companies has been used as we believe our volatility since our initial public offering in 2006 is not representative of expected volatility over the expected term of the option grants due to the historically unusual volatility in our end markets since the date of our initial public offering.

The number of instruments expected to vest is less than the number outstanding because management expects some instruments will be forfeited prior to vesting. Grants to members of our Board of the Directors are expected to vest fully. We expect grants to others to be forfeited at an annual rate of 3.0%.

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

	2010	2009	2008

Grant-date fair value	$1.27	$2.38	$2.73
Risk-free interest rate	0.20%	0.34%	1.96%
Dividend yield	1.61%	0.98%	0.58%
Expected life (months)	3.00	3.00	3.00
Expected annual volatility	0.7196	1.4774	0.6875

The risk-free interest rate is based on the U.S. Treasury zero-coupon yield on the first day of the offering period with a term equal to the expected life. The dividend yield is based on our actual dividend rate and stock price history at the grant date. The expected volatility is deemed to be equal to the historical volatility over a period ending on the date of grant.

Under the ESPP, employees purchased 335,100 shares, 339,440 shares and 226,304 shares of our Series A common stock during 2010, 2009 and 2008, respectively. At September 30, 2010, 2,913,588 shares were available for issuance under the ESPP.

At September 30, 2010, there was approximately $6.3 million of unrecognized compensation expense related to stock awards not yet vested. We expect to recognize this expense over a weighted average life of approximately 1.41 years.

The effect of stock-based compensation on our statements of operations is presented below.

	2010	2009	2008
	(in millions, except per share data)

Decrease in income from operations	$8.3	$11.6	$13.2
Decrease in net income	5.2	7.2	7.5
Decrease in basic and diluted net income per share	0.03	0.06	0.07

Note 13.	Supplemental Balance Sheet Information

Selected supplemental balance sheet information is presented below.

	September 30,
	2010	2009
	(in millions)
Inventories:
Purchased materials and manufactured parts	$41.6	$56.7
Work in process	77.0	83.8
Finished goods	149.8	202.3

	$268.4	$342.8

Other current assets:
Prepaid income taxes	$12.2	$42.0
Maintenance and repair tooling	30.9	31.3
Other	8.4	7.5

	$51.5	$80.8

Property, plant and equipment:
Land	$22.8	$24.9
Buildings	89.2	97.9
Machinery and equipment	540.7	633.8
Construction in progress	13.7	17.2

	666.4	773.8
Accumulated depreciation and amortization	(402.0)	(477.4)

	$264.4	$296.4

Other current liabilities:
Compensation and benefits	$40.4	$40.5
Cash discounts and rebates	13.4	14.2
Taxes other than income taxes	6.1	5.9
Interest	12.3	14.7
Warranty	4.5	4.0
Severance	0.3	0.2
Restructuring	0.8	3.4
Income taxes	4.0	4.5
Environmental	0.3	0.5
Other	7.7	9.5

	$89.8	$97.4

Note 14.	Supplemental Statement of Operations Information

Selected supplemental statement of operations information is presented below.

	2010	2009	2008
	(in millions)
Included in selling, general and administrative expenses:
Research and development	$8.0	$6.9	$5.7

Advertising	$4.2	$5.1	$7.3

Interest expense, net:
2007 Credit Agreement, including interest rate swap contracts	$20.8	$37.6	$40.7
7 3/8 Senior Subordinated Notes	31.0	31.0	31.3
8 3/4 % Senior Unsecured Notes	2.0	-	-
Terminated interest rate swap contracts:
Costs deferred	(4.7)	-	-
Costs recognized	12.7	6.3	-
Deferred financing fees amortization	2.9	2.2	1.7
Capitalized interest	-	-	(1.0)
Other interest expense	3.6	2.9	3.8
Interest income	(0.3)	(1.7)	(4.1)

	$68.0	$78.3	$72.4

Note 15.	Comprehensive Income (Loss)

Comprehensive income (loss) is presented below.

	2010	2009	2008
	(in millions)

Net income (loss)	$(45.2)	$(996.7)	$42.0

Other comprehensive income (loss):
Effect of net loss on derivatives	(0.7)	(6.2)	(10.8)
Income tax effects	0.3	2.4	4.3
Amortization of interest expense on terminated swap contracts	6.5	—	—
Income tax effects	(2.6)	—	—

	3.5	(3.8)	(6.5)

Foreign currency translation	3.4	(3.4)	(2.7)

Minimum pension liability	14.6	(97.7)	(38.0)
Income tax effects	(5.8)	38.6	14.9

	8.8	(59.1)	(23.1)

	$(29.5)	$(1,063.0)	$9.7

Accumulated other comprehensive loss is presented below.

	September 30,
	2010	2009
	(in millions)

Net unrecognized loss on derivatives	$(7.9)	$(11.4)
Foreign currency translation	7.4	4.0
Minimum pension liability	(69.7)	(78.5)

	$(70.2)	$(85.9)

Note 16.	Net Income (Loss) Per Share

Net income (loss) per share information is presented below.

	2010	2009	2008
	(in millions, except per share amounts)

Net income (loss)	$(45.2)	$(996.7)	$42.0

Weighted average common shares outstanding	154.3	116.6	115.1
Effect of dilutive stock options and restricted stock units	-	-	0.4

	154.3	116.6	115.5

Net income (loss) per share (basic and diluted)	$(0.29)	$(8.55)	$0.36

We recorded net losses for 2010 and 2009. The effect of including normally dilutive securities in the earnings per share calculation would have been antidilutive. Therefore, all stock-based compensation instruments were excluded from the calculation of diluted net loss per share for 2010 and 2009. The effect of dilutive stock options and restricted stock units is determined using the treasury stock method. During 2008, 1.8 million outstanding stock options were excluded from the determination of the weighted average outstanding shares since their inclusion would have been antidilutive.

Note 17.	Supplemental Cash Flow Information

During 2008, we amended a retiree medical coverage plan and a defined benefit pension plan, as well as recorded noncash activity by changing our pension plans’ and other postretirement benefit plans’ measurement dates to September 30 (see Note 10). We also recorded an adjustment related to uncertain income tax positions (see Note 6).

The impact these transactions had on our consolidated balance sheets is presented below.

	2010	2009	2008
	(in millions)
Pension and other postretirement plans:
Increase in current assets	$-	$-	$3.1
Decrease in other noncurrent assets	-	-	(2.3)
Increase in other current liabilities	-	(0.1)	-
Increase in other noncurrent liabilities	5.3	(58.7)	(1.5)
Decrease in accumulated other comprehensive income	(5.3)	58.8	0.7

	$-	$-	$-

Recognize funded status and change in measurement dates of pension and other postretirement plans:
Decrease in other noncurrent assets	$-	$-	$(5.3)
Increase in other current liabilities	-	-	1.2
Increase in other noncurrent liabilities	-	-	(15.9)
Decrease in retained earnings	-	-	(0.6)
Increase in accumulated other comprehensive income	-	-	20.6

	$-	$-	$-

Uncertain income tax positions:
Increase in current assets	$-	$1.0	$-
Increase (decrease) in goodwill	-	(2.0)	0.4
Decrease in identifiable intangible assets	-	(1.5)	-
Increase in other noncurrent assets	-	-	8.7
Decrease in other current liabilities	-	2.5	4.3
Decrease in deferred income taxes	-	-	3.7
Increase in other noncurrent liabilities	-	-	(16.5)
Increase in accumulated deficit	-	-	(0.6)

	$-	$-	$-

Cash paid, net of cash received:
Interest	$77.5	$74.8	$70.5
Income taxes	(29.2)	12.3	7.7

Note 18.	Segment Information

Our operations consist of three business segments: Mueller Co., U.S. Pipe and Anvil. These segments are organized based on products sold and customers served and are consistent with how the segments are managed, how resources are allocated and how information is used by the chief operating decision maker. Mueller Co. manufactures valves for water and gas systems including butterfly, iron gate, tapping, check, plug and ball valves, dry-barrel and wet-barrel fire hydrants and a broad range of metering products for the water infrastructure industry. U.S. Pipe manufactures a broad line of ductile iron pipe, joint restraint products, fittings and other ductile iron products. Anvil manufactures and sources a broad range of products including a variety of fittings, couplings, hangers, nipples and related pipe products.

Intersegment sales and transfers are made at selling prices generally intended to cover costs. The determination of segment results does not reflect allocations of certain corporate expenses not directly attributable to segment operations and intersegment eliminations, which are designated as Corporate. Interest, loss on early extinguishment of debt and income taxes are not allocated to business segments. Corporate expenses include those costs incurred by our corporate function, such as finance, treasury, risk management, human resources, legal, tax and other administrative functions. Therefore, segment results are not reflective of their results on a stand-alone basis. Corporate assets principally consist of cash, income tax assets and deferred financing fees. Segment assets consist primarily of accounts receivables, inventories, property, plant and equipment and identifiable intangible assets.

Summarized financial information for our segments is presented below.

	Mueller Co.	U.S. Pipe	Anvil	Corporate	Total
	(in millions)
Net sales, excluding intercompany:
2010	$612.8	$377.8	$346.9	$-	$1,337.5
2009	547.1	410.9	469.9	-	1,427.9
2008	718.1	546.0	595.2	-	1,859.3

Intercompany sales:
2010	$15.4	$1.7	$0.4	$-	$17.5
2009	18.6	2.2	0.5	-	21.3
2008	21.8	2.8	0.7	-	25.3

Income (loss) from operations:
2010	$81.0	$(65.7)	$22.1	$(33.4)	$4.0
2009	(770.6)	(142.4)	(53.4)	(34.5)	(1,000.9)
2008	128.4	(17.4)	74.1	(39.0)	146.1

Depreciation and amortization:
2010	$49.7	$18.9	$15.4	$0.6	$84.6
2009	50.9	21.1	17.6	0.6	90.2
2008	50.1	22.7	19.7	0.6	93.1

Restructuring and impairment:
2010	$0.1	$12.5	$0.5	$-	$13.1
2009	820.7	101.1	96.7	0.2	1,018.7
2008	-	18.3	-	-	18.3

Capital expenditures:
2010	$15.6	$11.0	$6.0	$0.2	$32.8
2009	16.2	11.2	11.9	0.4	39.7
2008	17.9	58.5	11.5	0.2	88.1

Total assets:
September 30, 2010	$883.5	$263.0	$270.0	$151.7	$1,568.2
September 30, 2009	945.8	287.9	368.6	137.2	1,739.5

Identifiable intangible assets, net:
September 30, 2010	$551.6	$9.5	$71.3	$-	$632.4
September 30, 2009	578.2	10.4	75.0	-	663.6

Geographical area information is presented below.

	United States	Canada	Other	Total
	(in millions)
Net sales:
2010	$1,109.0	$186.3	$42.2	$1,337.5
2009	1,184.1	215.8	28.0	1,427.9
2008	1,543.8	292.3	23.2	1,859.3

Property, plant and equipment, net:
September 30, 2010	$254.4	$6.6	$3.4	$264.4
September 30, 2009	280.9	12.0	3.5	296.4

Sales to HDS IP Holding, LLC (“HD Supply”) comprised approximately 12%, 12% and 15% of our total gross sales during 2010, 2009, and 2008, respectively. In 2010, HD Supply accounted for 15%, 14% and 3% of gross sales for Mueller Co., U.S. Pipe and Anvil, respectively. Receivables from HD Supply totaled $30.2 million and $33.1 million at September 30, 2010 and 2009, respectively.

Note 19.	Commitments and Contingencies

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

Environmental.  We are subject to a wide variety of laws and regulations concerning the protection of the environment, both with respect to the operations at many of our properties and with respect to remediating environmental conditions that may exist at our own or other properties. We strive to comply with federal, state and local environmental laws and regulations. We accrue for environmental expenses resulting from existing conditions that relate to past operations when the costs are probable and reasonably estimable.

In September 1987, we implemented an Administrative Consent Order (“ACO”) for our Burlington, New Jersey property, which was required under the New Jersey Environmental Cleanup Responsibility Act (now known as the Industrial Site Recovery Act). The ACO required soil and ground water cleanup, and we have completed, and have received final approval on, the soil cleanup required by the ACO. U.S. Pipe continues to pump and treat ground water at this site. Further remediation could be required. Long-term ground water monitoring is also required to verify natural attenuation. We do not know how long ground water monitoring will be required, and do not believe monitoring or further remediation costs, if any, will have a material adverse effect on our financial condition or results of operations.

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

U.S. Pipe and the other settling defendants contend that the legal effect of the AOC extinguishes Solutia’s claims and they filed a motion for summary judgment to that effect. Discovery in this matter was stayed while the motion for summary judgment was pending. The court recently issued a summary judgment order, holding that plaintiffs’ claims for contribution are barred by the AOC but giving plaintiffs the right to seek to recover cleanup costs they voluntarily incurred. The court granted a motion for immediate appeal to the Eleventh Circuit Court of Appeals, but the Eleventh Circuit Court of Appeals declined to take the appeal. The parties engaged in fact discovery in 2009, and U.S. Pipe has moved for reconsideration of the June 2008 summary judgment order that permitted plaintiffs to proceed with their claims to seek recovery of cleanup costs under Section 107(a) of the Comprehensive Environmental Response, Compensation, and Liability Act. On July 2, 2010, the court granted summary judgment on the cost recovery claims under Section 107(a) and dismissed those remaining counts against U.S. Pipe. On July 30, 2010, plaintiffs moved to clarify or amend the court’s July 2, 2010 order to permit the plaintiffs to pursue a claim under Section 107(a) to recover costs that were not incurred under any removal order or settlement. On October 29, 2010, the district court denied plaintiffs’ motion. The deadline for plaintiffs to appeal that order is November 29, 2010. We continue to have no basis to form a view with respect to the probability or amount of liability in this matter.

U.S. Pipe and a number of co-defendant foundry-related companies were named in a putative civil class action case originally filed in April 2005 in the Circuit Court of Calhoun County, Alabama, and removed by defendants to the U.S. District Court for the Northern District of Alabama under the Class Action Fairness Act. The putative plaintiffs in the case filed an amended complaint with the U.S. District Court in December 2006. The amended complaint alleged state law tort claims (negligence, failure to warn, wantonness, nuisance, trespass and outrage) arising from the creation and disposal of “foundry sand” alleged to contain harmful levels of PCBs and other toxins, including arsenic, cadmium, chromium, lead and zinc. The plaintiffs originally sought damages for real and personal property and for other unspecified personal injury. On June 4, 2007, a motion to dismiss was granted to U.S. Pipe and certain co-defendants as to the claims for negligence, failure to warn, nuisance, trespass and outrage. The remainder of the complaint was dismissed with leave to file an amended complaint. On July 6, 2007, plaintiffs filed a second amended complaint, which dismissed prior claims relating to U.S. Pipe’s former facility located at 2101 West 10th Street in Anniston, Alabama and no longer alleges personal injury claims. Plaintiffs filed a third amended complaint on July 27, 2007. U.S. Pipe and the other defendants have moved to dismiss the third amended complaint. On September 24, 2008, the court issued an order on the motion, dismissing the claims for wantonness and permitting the plaintiffs to move forward with their claims of nuisance, trespass and negligence. The court has ordered the parties to mediate the dispute. The parties have reached an agreement in principle to resolve the matter and submitted the settlement agreement to the court for approval on October 26, 2010. On October 27, 2010, the court entered an order preliminarily approving the settlement and setting the settlement fairness hearing for February 17, 2011.

On July 13, 2010, Rohcan Investments Limited (“Rohcan”), the former owner of property leased by Mueller Canada Ltd. and located in Milton, Ontario, filed suit against Mueller Canada Ltd. and its directors seeking C$10 million in damages arising from the defendants’ alleged environmental contamination of the property and breach of lease. Mueller Canada Ltd. leased the property from 1988 through 2008. We have tendered certain potential liabilities that might arise from this lawsuit to a former owner responsible for liabilities arising prior to the sale of Mueller Canada to the Company and its predecessors. Based on allegations stated in the complaint, the former owner has denied the tender. We have no basis to form a view with respect to the probability or amount of liability in this matter.

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

A dispute exists with regard to federal income taxes for years 1980 through 1994 allegedly owed by the Walter Energy consolidated group, which included U.S. Pipe during these periods. According to Walter Energy’s last available public filing on the matter, Walter Energy’s management estimated that the amount of tax claimed by the IRS was approximately $34.0 million for issues currently in dispute in bankruptcy court for matters unrelated to us. This amount is subject to interest and penalties. Of the $34.0 million in claimed tax, $21.0 million represents issues in which the IRS is not challenging the deductibility of the particular expense but only whether such expense is deductible in a particular year. Walter Energy’s management believes that Walter Energy’s financial exposure should be limited to interest and possible penalties and the amount of any tax claimed will be offset by refunds in other years.

In addition, the IRS previously issued a Notice of Proposed Deficiency assessing additional tax of $82.2 million for the fiscal years ended May 31, 2000, December 31, 2000 and December 31, 2001. The unresolved issues relate primarily to Walter Energy’s method of recognizing revenue on the sale of homes and related interest on the installment notes receivable. The items at issue relate primarily to the timing of revenue recognition and consequently, should the IRS prevail on its positions, Walter Energy’s financial exposure should be limited to interest and penalties. As a matter of law, we are jointly and severally liable for any final tax determination for any year in which any of our subsidiaries were members of the Walter Energy consolidated group, which means that we would be liable in the event Walter Energy is unable to pay any amounts owed. Walter Energy has disclosed that it believes its filing positions have substantial merit and that it intends to defend vigorously any claims asserted.

Walter Energy effectively controlled all of our tax decisions for periods during which we were a member of the Walter Energy consolidated group for federal income tax purposes and certain combined, consolidated or unitary state and local income tax groups. Under the terms of the income tax allocation agreement between us and Walter Energy dated May 26, 2006, we generally compute our tax liability on a stand-alone basis, but Walter Energy has sole authority to respond to and conduct all tax proceedings (including tax audits) relating to our federal income and combined state returns, to file all such returns on our behalf and to determine the amount of our liability to (or entitlement to payment from) Walter Energy for such previous periods. This arrangement may result in conflicts between Walter Energy and us. The separation of the Company from Walter Energy on

December 14, 2006 was intended to qualify as a tax-free spin-off under Internal Revenue Code Section 355. In addition, the tax allocation agreement provides that if the spin-off is determined not to be tax-free pursuant to Section 355, we generally will be responsible for any taxes incurred by Walter Energy or its shareholders if such taxes result from certain of our actions or omissions and for a percentage of any such taxes that are not a result of our actions or omissions or Walter Energy’s actions or omissions or taxes based upon our market value relative to Walter Energy’s market value. Additionally, to the extent that Walter Energy was unable to pay taxes, if any, attributable to the spin-off and for which it is responsible under the tax allocation agreement, we could be liable for those taxes as a result of being a member of the Walter Energy consolidated group for the year in which the spin-off occurred.

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

Operating Leases.  We maintain operating leases primarily for equipment and facilities. Rent expense was $10.6 million, $14.0 million and $12.4 million for 2010, 2009 and 2008, respectively. Future minimum payments under non-cancelable operating leases are $9.4 million, $6.9 million, $4.7 million, $2.9 million and $2.3 million during 2011, 2012, 2013, 2014 and 2015, respectively. Minimum payments due beyond 2015 are $5.8 million.

Note 20.	Subsequent Events

On October 27, 2010, we declared a dividend of $0.0175 per share on our Series A common stock, payable on November 22, 2010 to stockholders of record at the close of business on November 10, 2010.

Note 21.	Quarterly Consolidated Financial Information (Unaudited)

	Quarter
	Fourth	Third	Second	First
	(in millions, except per share amounts)
2010:
Net sales	$346.7	$375.9	$301.8	$313.1
Gross profit	71.7	70.6	38.2	55.9
Income (loss) from operations	14.1	12.5	(22.9)	0.3
Net loss	(7.0)	(3.8)	(23.7)	(10.7)
Net loss per share:
Basic and diluted	(0.05)	(0.02)	(0.15)	(0.07)

2009:
Net sales	$374.8	$363.2	$322.2	$367.7
Gross profit	69.2	57.8	54.9	75.0
Income (loss) from operations	12.9	(8.5)	(618.2)	(387.1)
Net loss	(10.9)	(19.0)	(566.8)	(400.0)
Net loss per share:
Basic and diluted (1)	(0.09)	(0.16)	(4.90)	(3.47)

(1)	The sum of quarterly earnings per share amounts is different from annual amounts due to relative weighting of each quarter’s results to the full year.

Note 22.	Consolidating Guarantor and Non-Guarantor Financial Information

The following information is included as a result of the guarantee by certain of our wholly-owned U.S. subsidiaries (“Guarantor Companies”) of the Senior Unsecured Notes and the Senior Subordinated Notes. None of our other subsidiaries guarantee the Senior Unsecured Notes and the Senior Subordinated Notes. Each of the guarantees is joint and several and full and unconditional. Guarantor Companies are listed below.

Name	State of incorporation or organization

Anvil 1, LLC	Delaware
Anvil 2, LLC	Delaware
Anvil International, LP	Delaware
AnvilStar, LLC	Delaware
Fast Fabricators, LLC	Delaware
Henry Pratt Company, LLC	Delaware
Henry Pratt International, LLC	Delaware
Hersey Meters Co., LLC	Delaware
Hunt Industries, LLC	Delaware
Hydro Gate, LLC	Delaware
J.B. Smith Mfg. Co., LLC	Delaware
James Jones Company, LLC	Delaware
MCO 1, LLC	Alabama
MCO 2, LLC	Alabama
Milliken Valve, LLC	Delaware
Mueller Co. Ltd.	Alabama
Mueller Financial Services, LLC	Delaware
Mueller Group, LLC	Delaware
Mueller Group Co-Issuer, Inc.	Delaware
Mueller International, L.L.C.	Delaware
Mueller International Finance, L.L.C.	Delaware
Mueller Service California, Inc.	Delaware
Mueller Service Co., LLC	Delaware
Mueller Technologies, LLC	Delaware
United States Pipe and Foundry Company, LLC	Alabama
U.S. Pipe Valve & Hydrant, LLC	Delaware

Mueller Water Products, Inc. and Subsidiaries

Consolidating Balance Sheet

September 30, 2010

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
			(in millions)
Assets:
Cash and cash equivalents	$50.8	$(1.9)	$34.8	$-	$83.7
Receivables, net	0.1	184.9	17.5	-	202.5
Inventories	-	250.9	17.5	-	268.4
Deferred income taxes	29.5	-	0.8	-	30.3
Other current assets	15.6	34.5	1.4	-	51.5

Total current assets	96.0	468.4	72.0	-	636.4

Property, plant and equipment	2.0	252.4	10.0	-	264.4
Identifiable intangible assets	-	632.4	-	-	632.4
Other noncurrent assets	31.2	2.5	1.3	-	35.0
Investment in subsidiaries	(14.1)	23.4	-	(9.3)	-

Total assets	$115.1	$1,379.1	$83.3	$(9.3)	$1,568.2

Liabilities and equity:
Current portion of long-term debt	$-	$0.7	$-	$-	$0.7
Accounts payable	5.6	82.4	5.2	-	93.2
Other current liabilities	22.9	60.7	6.2	-	89.8

Total current liabilities	28.5	143.8	11.4	-	183.7

Long-term debt	690.6	0.9	-	-	691.5
Deferred income taxes	164.5	-	1.0	-	165.5
Other noncurrent liabilities	11.0	110.9	0.3	-	122.2
Intercompany accounts	(1,184.8)	1,137.6	47.2	-	-

Total liabilities	(290.2)	1,393.2	59.9	-	1,162.9
Equity	405.3	(14.1)	23.4	(9.3)	405.3

Total liabilities and equity	$115.1	$1,379.1	$83.3	$(9.3)	$1,568.2

Mueller Water Products, Inc. and Subsidiaries

Consolidating Balance Sheet

September 30, 2009

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
			(in millions)
Assets:
Cash and cash equivalents	$41.7	$(0.2)	$20.0	$-	$61.5
Receivables, net	-	183.1	33.2	-	216.3
Inventories	-	295.7	47.1	-	342.8
Deferred income taxes	30.4	-	0.4	-	30.8
Assets held for sale	-	13.9	-	-	13.9
Other current assets	44.7	33.9	2.2	-	80.8

Total current assets	116.8	526.4	102.9	-	746.1

Property, plant and equipment	2.4	278.5	15.5	-	296.4
Identifiable intangible assets	-	663.6	-	-	663.6
Other noncurrent assets	25.3	6.2	1.9	-	33.4
Investment in subsidiaries	(90.6)	21.7	-	68.9	-

Total assets	$53.9	$1,496.4	$120.3	$68.9	$1,739.5

Liabilities and equity:
Current portion of long-term debt	$11.1	$0.6	$-	$-	$11.7
Accounts payable	4.7	95.2	11.8	-	111.7
Other current liabilities	29.5	62.3	5.6	-	97.4

Total current liabilities	45.3	158.1	17.4	-	220.8

Long-term debt	727.7	0.8	-	-	728.5
Deferred income taxes	179.4	-	0.6	-	180.0
Other noncurrent liabilities	32.7	140.8	0.4	-	173.9
Intercompany accounts	(1,367.5)	1,287.3	80.2	-	-

Total liabilities	(382.4)	1,587.0	98.6	-	1,303.2
Equity	436.3	(90.6)	21.7	68.9	436.3

Total liabilities and equity	$53.9	$1,496.4	$120.3	$68.9	$1,739.5

Mueller Water Products, Inc. and Subsidiaries

Consolidating Statement of Operations

Year Ended September 30, 2010

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
			(in millions)

Net sales	$-	$1,185.6	$151.9	$-	$1,337.5
Cost of sales	(0.3)	968.6	132.8	-	1,101.1

Gross profit	0.3	217.0	19.1	-	236.4

Operating expenses:
Selling, general and administrative	33.1	176.3	9.9	-	219.3
Restructuring	-	13.1	-	-	13.1

Total operating expenses	33.1	189.4	9.9		232.4

Income (loss) from operations	(32.8)	27.6	9.2	-	4.0
Interest expense, net	68.0	-	-	-	68.0
Loss on early extinguishment of debt	4.6	-	-	-	4.6

Income (loss) before income taxes	(105.4)	27.6	9.2	-	(68.6)
Income tax expense (benefit)	(37.3)	11.0	2.9	-	(23.4)
Equity in income of subsidiaries	22.9	6.3	-	(29.2)	-

Net income (loss)	$(45.2)	$22.9	$6.3	$(29.2)	$(45.2)

Mueller Water Products, Inc. and Subsidiaries

Consolidating Statement of Operations

Year Ended September 30, 2009

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
			(in millions)

Net sales	$-	$1,190.2	$237.7	$-	$1,427.9
Cost of sales	-	963.0	208.0	-	1,171.0

Gross profit	-	227.2	29.7	-	256.9

Operating expenses:
Selling, general and administrative	33.7	179.6	25.8	-	239.1
Impairment	-	970.9	-	-	970.9
Restructuring	0.2	44.9	2.7	-	47.8

Total operating expenses	33.9	1,195.4	28.5	-	1,257.8

Income (loss) from operations	(33.9)	(968.2)	1.2	-	(1,000.9)
Interest expense (income), net	78.4	(0.1)	-	-	78.3
Loss on early extinguishment of debt, net	3.8	-	-	-	3.8

Income (loss) before income taxes	(116.1)	(968.1)	1.2	-	(1,083.0)
Income tax expense (benefit)	(39.6)	(47.1)	0.4	-	(86.3)
Equity in income (loss) of subsidiaries	(920.2)	0.8	-	919.4	-

Net income (loss)	$(996.7)	$(920.2)	$0.8	$919.4	$(996.7)

Mueller Water Products, Inc. and Subsidiaries

Consolidating Statement of Operations

Year Ended September 30, 2008

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
			(in millions)

Net sales	$-	$1,555.7	$303.6	$-	$1,859.3
Cost of sales	-	1,160.2	260.1	-	1,420.3

Gross profit	-	395.5	43.5	-	439.0

Operating expenses:
Selling, general and administrative	37.7	200.7	36.2	-	274.6
Restructuring	-	18.3	-	-	18.3

Total operating expenses	37.7	219.0	36.2	-	292.9

Operating income (loss)	(37.7)	176.5	7.3	-	146.1
Interest expense (income), net	72.5	0.3	(0.4)	-	72.4

Income (loss) before income taxes	(110.2)	176.2	7.7	-	73.7
Income tax expense (benefit)	(47.4)	75.8	3.3	-	31.7
Equity in income of subsidiaries	104.8	4.4	-	(109.2)	-

Net income	$42.0	$104.8	$4.4	$(109.2)	$42.0

Mueller Water Products, Inc. and Subsidiaries

Consolidating Statement of Cash Flows

Year Ended September 30, 2010

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
			(in millions)
Operating activities:
Net cash provided by (used in) operating activities	$76.9	$(27.8)	$13.9	$-	$63.0

Investing activities:
Capital expenditures	(0.2)	(32.0)	(0.6)	-	(32.8)
Proceeds from sales of assets	-	56.4	-	-	56.4

Net cash provided by (used in) investing activities	(0.2)	24.4	(0.6)	-	23.6

Financing activities:
Increase in outstanding checks	-	1.7	-	-	1.7
Debt borrowings	270.5	-	-	-	270.5
Debt paid or repurchased	(318.5)	-	-	-	(318.5)
Common stock issued	1.0	-	-	-	1.0
Payment of deferred financing fees	(9.8)	-	-	-	(9.8)
Dividends paid	(10.8)	-	-	-	(10.8)

Net cash provided by (used in) financing activities	(67.6)	1.7	-	-	(65.9)

Effect of currency exchange rate changes on cash	-	-	1.5	-	1.5

Net change in cash and cash equivalents	9.1	(1.7)	14.8	-	22.2
Cash and cash equivalents at beginning of period	41.7	(0.2)	20.0	-	61.5

Cash and cash equivalents at end of period	$50.8	$(1.9)	$34.8	$-	$83.7

Mueller Water Products, Inc. and Subsidiaries

Consolidating Statement of Cash Flows

Year Ended September 30, 2009

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
			(in millions)
Operating activities:
Net cash provided by operating activities	$68.0	$51.6	$10.9	$-	$130.5

Investing activities:
Capital expenditures	(0.4)	(35.8)	(3.5)	-	(39.7)
Acquisition of technology	-	(8.7)	-	-	(8.7)
Proceeds from sales of assets	-	1.6	3.9	-	5.5

Net cash provided by (used in) investing activities	(0.4)	(42.9)	0.4	-	(42.9)

Financing activities:
Decrease in outstanding checks	-	(4.3)	-	-	(4.3)
Debt borrowings	539.4	-	-	-	539.4
Debt paid or repurchased	(893.1)	-	-	-	(893.1)
Common stock issued	166.9	-	-	-	166.9
Payment of deferred financing fees	(10.1)	-	-	-	(10.1)
Dividends paid	(8.1)	-	-	-	(8.1)

Net cash used in financing activities	(205.0)	(4.3)	-	-	(209.3)

Effect of currency exchange rate changes on cash	-	-	(0.7)	-	(0.7)

Net change in cash and cash equivalents	(137.4)	4.4	10.6	-	(122.4)
Cash and cash equivalents at beginning of period	179.1	(4.6)	9.4	-	183.9

Cash and cash equivalents at end of period	$41.7	$(0.2)	$20.0	$-	$61.5

Mueller Water Products, Inc. and Subsidiaries

Consolidating Statement of Cash Flows

Year Ended September 30, 2008

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
			(in millions)
Operating activities:
Net cash provided by (used in) operating activities	$100.3	$86.3	$(4.6)	$-	$182.0

Investing activities:
Capital expenditures	(0.2)	(85.0)	(2.9)	-	(88.1)
Proceeds from sale of assets	-	9.6	-	-	9.6

Net cash used in investing activities	(0.2)	(75.4)	(2.9)	-	(78.5)

Financing activities:
Decrease in outstanding checks	-	(6.9)	-	-	(6.9)
Debt paid or repurchased	(5.0)	-	-	-	(5.0)
Common stock issued	1.9	-	-	-	1.9
Dividend payments	(8.1)	-	-	-	(8.1)

Net cash used in financing activities	(11.2)	(6.9)	-	-	(18.1)

Effect of currency exchange rate changes on cash	-	-	(0.4)	-	(0.4)

Net change in cash and cash equivalents	88.9	4.0	(7.9)	-	85.0
Cash and cash equivalents at beginning of year	90.2	(8.6)	17.3	-	98.9

Cash and cash equivalents at end of year	$179.1	$(4.6)	$9.4	$-	$183.9