Form 10-Q
period 2010-12-31
Mueller Water Products, Inc.
filed 2011-02-09
CIK 1350593

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

There were 155,387,703 shares of Series A common stock of the registrant outstanding at January 31, 2011.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	September 30,
	December 31, 2010	September 30, 2010
	(in millions)

Assets:
Cash and cash equivalents	$71.9	$83.7
Receivables, net	161.0	202.5
Inventories	267.5	268.4
Deferred income taxes	31.0	30.3
Other current assets	56.7	51.5

Total current assets	588.1	636.4

Property, plant and equipment, net	258.3	264.4
Goodwill	7.4	—
Identifiable intangible assets	624.9	632.4
Other noncurrent assets	34.9	35.0

Total assets	$1,513.6	$1,568.2

Liabilities and stockholders’ equity:
Current portion of long-term debt	$0.8	$0.7
Accounts payable	70.7	93.2
Other current liabilities	72.4	89.8

Total current liabilities	143.9	183.7

Long-term debt	691.7	691.5
Deferred income taxes	164.3	165.5
Other noncurrent liabilities	117.9	122.2

Total liabilities	1,117.8	1,162.9

Commitments and contingencies (Note 12)
Common stock: 600,000,000 shares authorized, 155,328,301 and 154,708,474 shares outstanding at December 31, 2010 and September 30, 2010, respectively	1.5	1.5
Additional paid-in capital	1,596.8	1,597.5
Accumulated deficit	(1,135.6)	(1,123.5)
Accumulated other comprehensive loss	(66.9)	(70.2)

Total stockholders’ equity	395.8	405.3

Total liabilities and stockholders’ equity	$1,513.6	$1,568.2

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	September 30,	September 30,
	Three months ended December 31,
	2010	2009
	(in millions, except per share amounts)

Net sales	$287.6	$313.1
Cost of sales	238.0	257.2

Gross profit	49.6	55.9

Operating expenses:
Selling, general and administrative	52.0	55.2
Restructuring	1.9	0.4

Total operating expenses	53.9	55.6

Income (loss) from operations	(4.3)	0.3

Interest expense, net	15.9	16.8

Loss before income taxes	(20.2)	(16.5)
Income tax benefit	(8.1)	(5.8)

Net loss	$(12.1)	$(10.7)

Net loss per share:
Basic	$(0.08)	$(0.07)

Diluted	$(0.08)	$(0.07)

Weighted average shares outstanding:
Basic	154.9	154.0

Diluted	154.9	154.0

Dividends declared per share	$0.0175	$0.0175

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED DECEMBER 31, 2010

(UNAUDITED)

	September 30,	September 30,	September 30,	September 30,	September 30,
	Common stock	Additional paid-in capital	Accumu- lated deficit	Accumulated other comprehensive loss	Total
	(in millions)

Balance at September 30, 2010	$1.5	$1,597.5	$(1,123.5)	$(70.2)	$405.3

Net loss	—	—	(12.1)	—	(12.1)
Dividends declared	—	(2.7)	—	—	(2.7)
Stock-based compensation	—	1.9	—	—	1.9
Stock issued under stock compensation plans	—	0.1	—	—	0.1
Derivative instruments	—	—	—	1.2	1.2
Foreign currency translation	—	—	—	1.7	1.7
Minimum pension liability	—	—	—	0.4	0.4

Balance at December 31, 2010	$1.5	$1,596.8	$(1,135.6)	$(66.9)	$395.8

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	September 30,	September 30,
	Three months ended December 31,
	2010	2009
	(in millions)

Operating activities:
Net loss	$(12.1)	$(10.7)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	12.6	13.0
Amortization	7.5	7.8
Stock-based compensation	1.9	2.4
Deferred income taxes	(3.0)	(1.1)
Interest rate swap contracts	1.9	—
Other, net	1.6	0.3
Changes in assets and liabilities:
Receivables	42.2	62.6
Inventories	1.4	20.0
Other current assets and other noncurrent assets	(5.2)	24.5
Accounts payable and other liabilities	(43.6)	(58.7)

Net cash provided by operating activities	5.2	60.1

Investing activities:
Capital expenditures	(6.4)	(8.7)
Acquisition of business, net of cash acquired	(7.9)	—
Proceeds from sales of assets	0.6	14.0

Net cash provided by (used in) investing activities	(13.7)	5.3

Financing activities:
Increase (decrease) in outstanding checks	(1.4)	1.8
Debt borrowings	0.2	—
Debt paid and repurchased	—	(2.8)
Payment of deferred financing fees	(0.3)	—
Common stock issued	0.1	0.1
Dividends paid	(2.7)	(2.7)

Net cash used in financing activities	(4.1)	(3.6)

Effect of currency exchange rate changes on cash	0.8	0.7

Net change in cash and cash equivalents	(11.8)	62.5
Cash and cash equivalents at beginning of period	83.7	61.5

Cash and cash equivalents at end of period	$71.9	$124.0

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

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

Our condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, which require us to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses and the disclosure of contingent assets and liabilities for the reporting periods. Actual results could differ from those estimates. We have eliminated all significant intercompany balances and transactions. In our opinion, all normal and recurring adjustments that we consider necessary for a fair financial statement presentation have been made.

Unless specified otherwise, references to a specific year are to our fiscal year, which ends on September 30.

The condensed consolidated balance sheet data at September 30, 2010 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. Certain reclassifications have been made to previously reported amounts to conform to current period presentation.

Note 2. Acquisition and Goodwill

On December 14, 2010, we acquired the stock of the parent company of Echologics Engineering Inc., a water leak-detection and pipe condition and diagnostic assessment company headquartered in Toronto, Canada, for $7.9 million in cash. We have included the operating results of the business in our Mueller Co. segment financial statements effective December 14, 2010. Since we had not completed our valuation of acquired identifiable intangible assets at December 31, 2010, we did not record any identifiable intangible assets, but we expect a significant portion of the amount initially allocated to goodwill will be attributable to identifiable intangible assets once this valuation is complete. The preliminary fair values of the other assets acquired and the liabilities assumed are presented below, in millions.

September 30,
Assets acquired:
Receivables	$0.3
Inventories	0.1
Other current assets	0.2
Property, plant, and equipment	0.1
Liabilities assumed:
Accounts payable and other current liabilities	(0.2)
Goodwill	7.4

$7.9

The change in the carrying amount of goodwill in the quarter ended December 31, 2010 is presented below.

	September 30,	September 30,	September 30,	September 30,
	Mueller Co.	U.S. Pipe	Anvil	Total
		(in millions)
Balances at September 30, 2010:
Gross goodwill	$717.3	$59.5	$92.7	$869.5
Accumulated impairment losses	(717.3)	(59.5)	(92.7)	(869.5)

	—	—	—	—

Acquisition	7.4

Balances at December 31, 2010:
Gross goodwill	724.7	59.5	92.7	876.9
Accumulated impairment losses	(717.3)	(59.5)	(92.7)	(869.5)

	$7.4	$—	$—	$7.4

Note 3. Divestiture

Anvil sold certain of the assets of Picoma, its former electrical fittings business, in November 2009 in exchange for cash and certain assets of Seminole Tubular Company that complement our existing mechanical pipe nipple business. A pre-tax gain of $1.6 million was recorded during the quarter ended December 31, 2009 to selling, general and administrative expenses in connection with this transaction. The book values of the assets sold and the fair values of Seminole assets acquired are presented below, in millions.

September 30,
Assets sold:
Receivables	$5.0
Inventories	4.4
Other current assets	0.3
Property, plant, and equipment	2.5
Identifiable intangible assets	1.3

$13.5

Severance liability incurred	$0.6

Assets acquired:
Cash	$12.3
Receivables	1.6
Inventories	1.3
Identifiable intangible assets	0.5

$15.7

Note 4. Income Taxes

At December 31, 2010 and September 30, 2010, the gross liabilities for unrecognized income tax benefits were $8.7 million and $10.6 million, respectively. The $1.9 million decrease in gross unrecognized tax benefits was related primarily to the expiration of state statutes of limitations and settlement of foreign tax matters.

We recognize interest related to uncertain income tax positions as interest expense and would recognize any penalties that may be incurred as selling, general and administrative expenses. At December 31, 2010 and September 30, 2010, we had $1.7 million and $2.0 million, respectively, of accrued interest related to uncertain tax positions. In the quarter ended December 31, 2010, we reversed to income $0.3 million of tax-related accrued interest, primarily due to the closure of state statutes.

Generally, our state income tax returns are closed for years prior to September 30, 2007 and our Canadian income tax returns are closed for years prior to September 30, 2004. We are currently under audit by several states at various levels of completion. We do not have any unpaid material assessments.

The effective income tax rate applied to our operating loss in the quarter ended December 31, 2010 was a benefit of 40.1%, which included state income tax benefits of 3.1% as well as discrete benefits of 1.9% consisting principally of the reversal of state tax accruals for which the statute of limitations has expired. Our effective income tax rate in the quarter ended December 31, 2009 was a benefit of 35.2%.

Note 5. Borrowing Arrangements

The components of our long-term debt are presented below.

	September 30,	September 30,
	December 31, 2010	September 30, 2010
	(in millions)

ABL Agreement	$49.0	$49.0
8 3/4% Senior Unsecured Notes	221.5	221.4
7 3/8% Senior Subordinated Notes	420.0	420.0
Other	2.0	1.8

	692.5	692.2
Less current portion	(0.8)	(0.7)

	$691.7	$691.5

ABL Agreement. At December 31, 2010, our asset based lending agreement (the “ABL Agreement”) consisted of a revolving credit facility for up to $275 million of revolving credit borrowings, swing line loans and letters of credit. The ABL Agreement also permits us to increase the size of the credit facility by an additional $150 million in certain circumstances subject to adequate borrowing base availability. We may borrow up to $25 million through swing line loans and may have up to $60 million of letters of credit outstanding. We estimate the fair value of the borrowings under the ABL Agreement approximates the carrying value.

Borrowings under the ABL Agreement bear interest at a floating rate equal to LIBOR plus a margin ranging from 275 to 325 basis points (300 basis points at December 31, 2010), or a base rate, as defined in the ABL Agreement, plus a margin ranging from 175 to 225 basis points. At December 31, 2010, the weighted-average effective interest rate was 3.26%, including the margin.

The ABL Agreement terminates in August 2015. We pay a commitment fee of 50 basis points for any unused borrowing capacity and our obligations are secured by a first-priority perfected lien on all of our U.S. inventory, accounts receivable, certain cash and other supporting obligations. Borrowings are not subject to any financial maintenance covenants unless excess availability is less than the greater of $34 million and 12.5% of the aggregate commitments under the ABL Agreement. Excess availability was $123.4 million at December 31, 2010 and was reduced by outstanding borrowings, outstanding letters of credit and accrued fees and expenses. Outstanding letters of credit and accrued fees and expenses totaled $35.4 million at December 31, 2010.

8 3/4% Senior Unsecured Notes. The 8 3/4% Senior Unsecured Notes (the “Senior Unsecured Notes”) mature in September 2020 and bear interest at 8.75%, paid semi-annually. Based on quoted market prices, the outstanding Senior Unsecured Notes had a fair value of $248.6 million at December 31, 2010.

We may redeem up to $22.5 million of the Senior Unsecured Notes at a redemption price of 103% plus accrued and unpaid interest once in each year ending September 1, 2011, 2012 and 2013. We may also redeem up to $78.8 million of the originally issued principal amount of the Senior Unsecured Notes at a redemption price of 108.75%, plus accrued and unpaid interest, with the net cash proceeds from certain equity offerings prior to September 2013, provided that at least $146.2 million remains outstanding immediately after such redemption. After August 2015, we may redeem the Senior Unsecured Notes at specified redemption prices plus accrued and unpaid interest. Upon a Change of Control (as defined in the indenture securing the Senior Unsecured Notes), we are required to offer to purchase the outstanding Senior Unsecured Notes at a purchase price of 101% plus accrued and unpaid interest. The Senior Unsecured Notes are subordinate to borrowings under the ABL Agreement.

The indenture securing the Senior Unsecured Notes contains customary covenants and events of default, including covenants that limit our ability to incur debt, pay dividends and make investments. Substantially all of our U.S. subsidiaries guarantee the Senior Unsecured Notes. We believe we were compliant with these covenants at December 31, 2010 and expect to remain in compliance through December 31, 2011.

7 3/8% Senior Subordinated Notes. The 7 3/8% Senior Subordinated Notes (the “Senior Subordinated Notes”) mature in June 2017 and bear interest at 7.375%, paid semi-annually. Based on quoted market prices, the outstanding Senior Subordinated Notes had a fair value of $399.0 million at December 31, 2010.

After May 2012, we may redeem any portion of the Senior Subordinated Notes at specified redemption prices plus accrued and unpaid interest. Upon a Change of Control (as defined in the indenture securing the Senior Subordinated Notes), we are required to offer to purchase the outstanding Senior Subordinated Notes at a purchase price of 101%, plus accrued and unpaid interest. The Senior Subordinated Notes are subordinate to the borrowings under the ABL Agreement and the Senior Unsecured Notes.

The indenture securing the Senior Subordinated Notes contains customary covenants and events of default, including covenants that limit our ability to incur debt, pay dividends and make investments. Substantially all of our U.S. subsidiaries guarantee the Senior Subordinated Notes. We believe we were compliant with these covenants at December 31, 2010 and expect to remain in compliance through December 31, 2011.

Note 6. Derivative Financial Instruments

We are exposed to commodity price risk relating to our ongoing business operations, which we manage to some extent using derivative instruments. We enter into natural gas swap contracts to manage the price risk associated with future purchases of natural gas used in our manufacturing processes.

In the quarter ended December 31, 2009, we had interest rate swap contracts to manage interest rate risk associated with our variable-rate borrowings and foreign currency forward exchange contracts to manage foreign currency exchange risk associated with our Canadian-dollar denominated intercompany loan. During 2010, we terminated all of our remaining interest rate swap contracts and settled our only outstanding foreign currency forward contract.

We designated our natural gas swap contracts and interest rate swap contracts as cash flow hedges of our purchases of natural gas and future interest payments, respectively. As a result, to the extent the hedges are effective, the changes in the fair value of these contracts are reported as a component of other comprehensive loss and reclassified into earnings in the periods during which the hedged transactions affect earnings. Gains and losses on those contracts representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in earnings.

Interest Rate Swap Contracts. In the quarter ended December 31, 2010, we recorded non-cash pre-tax expense of $1.9 million related to terminated interest rate swap contracts. The unamortized portion remaining in accumulated other comprehensive loss was $6.7 million, net of tax, at December 31, 2010 and the pre-tax component will be amortized to interest expense over the original term of the swap contracts.

The effects of our interest rate swap contracts on the condensed consolidated statements of operations are presented below, net of tax.

	September 30,	September 30,
	Three months ended December 31,
	2010	2009
	(in millions)

Gain recognized in other comprehensive loss	$—	$1.1
Loss reclassified from accumulated other comprehensive loss into income	(1.2)	(1.8)

Natural Gas Swap Contracts. Our natural gas swap contracts result in a fixed natural gas purchase price of $4.43 per MMBtu through September 2011. Our outstanding natural gas swap contracts at December 31, 2010 and September 30, 2010 are presented below.

	September 30,	September 30,
	Hedged MMBtu
Rate benchmark	December 31, 2010	September 30, 2010

NYMEX natural gas	350,000	458,000

The effects of our natural gas swap contracts on the condensed consolidated statements of operations are presented below, net of tax.

	September 30,	September 30,
	Three months ended December 31,
	2010	2009
	(in millions)

Gain (loss) recognized in other comprehensive loss	$—	$—
Gain (loss) reclassified from accumulated other comprehensive loss into income	—	—
Ineffectiveness loss recognized in income	—	(0.2)

Foreign Currency Forward Contracts. We settled our outstanding foreign currency forward contract during the quarter ended March 31, 2010 with a cash payment of $1.7 million. Gains and losses on our foreign currency forward contracts are included in selling, general, and administrative expenses, where they offset the transaction losses and gains recorded in connection with the intercompany loan. The effects of our foreign currency forward contracts on the condensed consolidated statements of operations are presented below, net of tax.

	September 30,	September 30,
	Three months ended December 31,
	2010	2009
	(in millions)

Loss recognized in income	$—	$(0.4)

We determined the fair value of our derivative contracts using publicly observable data such as market interest rates and market natural gas prices. The fair values of our derivative contracts are presented below.

	September 30,	September 30,	September 30,	September 30,
	December 31, 2010		September 30, 2010
	Balance sheet location	Fair value	Balance sheet location	Fair value
	(in millions)

Liability derivatives:
Derivatives designated as hedging instruments:
Natural gas swaps	Other current liabilities	$—	Other current liabilities	$0.1

		$—		$0.1

Note 7. Retirement Plans

The components of net periodic benefit cost (gain) for defined benefit pension plans and other postretirement benefit plans are as follows.

	September 30,	September 30,	September 30,	September 30,
	Three months ended December 31,
	Pension plans		Other plans
	2010	2009	2010	2009
	(in millions)

Components of net periodic benefit cost (gain):
Service cost	$0.9	$1.1	$—	$—
Interest cost	5.3	5.2	0.1	0.1
Expected return on plan assets	(5.8)	(5.5)	—	—
Amortization of prior service cost (gain)	0.1	0.2	(0.6)	(0.7)
Amortization of net loss (gain)	1.9	2.4	(0.3)	(0.3)

	$2.4	$3.4	$(0.8)	$(0.9)

The amortization of unrecognized prior service cost and of actuarial net losses, net of tax, are recorded as components of accumulated other comprehensive loss. We recorded decreases to accumulated other comprehensive loss of $0.4 million and $0.9 million during the quarters ended December 31, 2010 and 2009, respectively.

During the quarter ended December 31, 2010, we contributed $1.9 million to our defined benefit pension plans. We expect to contribute a total of $16 million to $20 million to our pension plans during 2011. We also expect to contribute a total of $0.7 million to our other postretirement benefit plans during 2011.

Note 8. Stock-based Compensation Plans

We granted equity awards under our Mueller Water Products, Inc. Amended and Restated 2006 Stock Incentive Plan and Mueller Water Products, Inc. 2006 Employee Stock Purchase Plan during the quarter ended December 31, 2010 as follows.

	September 30,	September 30,	September 30,
	Number of instruments	Weighted average fair value per instrument	Total fair value
	(in millions, except per instrument value)

Quarter ended December 31, 2010:
Restricted stock units	0.8	$3.51	$2.9
Non-qualified stock options	1.4	1.17	1.6
Employee stock purchase plan instruments	0.1	2.59	0.3

	2.3		$4.8

We recorded stock-based compensation expense of $1.9 million during the quarter ended December 31, 2010. At December 31, 2010, there was approximately $8.6 million of unrecognized compensation expense related to stock awards.

We recorded net losses in the quarters ended December 31, 2010 and 2009. Because the effect of including normally dilutive securities in the earnings per share calculation would have been antidilutive, we excluded all stock-based compensation instruments from the calculations of diluted net loss per share.

Note 9. Supplemental Balance Sheet Information

Selected supplemental balance sheet information is presented below.

	September 30,	September 30,
	December 31, 2010	September 30, 2010
	(in millions)

Inventories:
Purchased materials and manufactured parts	$44.5	$41.6
Work in process	81.0	77.0
Finished goods	142.0	149.8

	$267.5	$268.4

Other current assets:
Income taxes	$17.1	$12.2
Maintenance and repair tooling	31.4	30.9
Other	8.2	8.4

	$56.7	$51.5

Property, plant and equipment, net:
Land	$22.9	$22.8
Buildings	88.8	89.2
Machinery and equipment	540.6	540.7
Construction in progress	13.7	13.7

	666.0	666.4
Accumulated depreciation	(407.7)	(402.0)

	$258.3	$264.4

Other current liabilities:
Compensation and benefits	$28.4	$40.4
Rebates	15.8	13.4
Taxes other than income taxes	3.2	6.1
Interest	10.5	12.8
Warranty	3.3	4.5
Severance	0.6	0.3
Restructuring	0.9	0.8
Income taxes	1.8	3.5
Environmental	0.3	0.3
Other	7.6	7.7

	$72.4	$89.8

Note 10. Comprehensive Loss

Comprehensive loss is presented below.

	September 30,	September 30,
	Three months ended December 31,
	2010	2009
	(in millions)

Net loss	$(12.1)	$(10.7)

Other comprehensive income (loss):
Unrecognized loss on derivative instruments	—	1.7
Income tax effects	—	(0.6)
Amortization of interest expense on terminated swap contracts	1.9	—
Income tax effects	(0.7)	—

	1.2	1.1

Foreign currency translation	1.7	2.5

Minimum pension liability	1.1	1.7
Income tax effects	(0.4)	(0.8)
Other	(0.3)	—

	0.4	0.9

	$(8.8)	$(6.2)

Accumulated other comprehensive loss is presented below.

	December 31, 2010	September 30, 2010
	(in millions)

Net unrecognized loss on derivatives	$(6.7)	$(7.9)
Foreign currency translation	9.1	7.4
Minimum pension liability	(69.3)	(69.7)

	$(66.9)	$(70.2)

Note 11. Segment Information

Segment assets consist primarily of receivables, inventories, property, plant and equipment and intangible assets. Summarized financial information for our segments is as follows.

	September 30,	September 30,
	Three months ended December 31,
	2010	2009
	(in millions)

Net sales, excluding intersegment sales:
Mueller Co.	$129.8	$133.3
U.S. Pipe	74.4	79.7
Anvil	83.4	100.1

	$287.6	$313.1

Intersegment sales:
Mueller Co.	$2.1	$3.9
U.S. Pipe	—	0.4
Anvil	—	0.2

	$2.1	$4.5

Income (loss) from operations:
Mueller Co.	$8.4	$15.9
U.S. Pipe	(10.3)	(12.2)
Anvil	5.9	4.5
Corporate	(8.3)	(7.9)

	$(4.3)	$0.3

Depreciation:
Mueller Co.	$5.4	$5.7
U.S. Pipe	4.2	4.2
Anvil	2.8	3.0
Corporate	0.2	0.1

	$12.6	$13.0

Amortization of identifiable intangible assets:
Mueller Co.	$6.3	$6.7
U.S. Pipe	0.3	0.2
Anvil	0.9	0.9

	$7.5	$7.8

Capital expenditures:
Mueller Co.	$3.2	$3.7
U.S. Pipe	1.4	4.0
Anvil	1.4	1.0
Corporate	0.4	—

	$6.4	$8.7

Note 12. Commitments and Contingencies

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

In September 1987, we implemented an Administrative Consent Order (“ACO”) for our Burlington, New Jersey property, which was required under the New Jersey Environmental Cleanup Responsibility Act (now known as the Industrial Site Recovery Act). The ACO required soil and ground water cleanup, and we have completed, and have received final approval on, the soil cleanup required by the ACO. We continue to pump and treat ground water at this site. Further remediation could be required. Long-term ground water monitoring is also required to verify natural attenuation. We do not know how long ground water monitoring will be required, and do not believe monitoring or further remediation costs, if any, will have a material adverse effect on our financial condition or results of operations.

In June 2003, Solutia Inc. and Pharmacia Corporation (collectively “Solutia”) filed suit against U.S. Pipe and a number of co-defendant foundry-related companies in the U.S. District Court for the Northern District of Alabama for contribution and cost recovery allegedly incurred and to be incurred by Solutia in performing remediation of polychlorinated biphenyls (“PCBs”) and heavy metals in Anniston, Alabama, pursuant to a partial consent decree with the Environmental Protection Agency (“EPA”). U.S. Pipe and certain co-defendants subsequently reached a settlement with the EPA concerning their liability for certain contamination in and around Anniston, which was memorialized in an Administrative Order and Order on Consent (“AOC”) that became effective in January 2006. U.S. Pipe has reached a settlement agreement whereby Phelps Dodge Industries, Inc., a co-defendant and co-respondent on the AOC, has assumed U.S. Pipe’s obligation to perform the work required under the AOC.

U.S. Pipe and the other settling defendants contend that the legal effect of the AOC extinguishes Solutia’s claims and they filed a motion for summary judgment to that effect. Discovery in this matter was stayed while the motion for summary judgment was pending. The court recently issued a summary judgment order, holding that plaintiffs’ claims for contribution are barred by the AOC but giving plaintiffs the right to seek to recover cleanup costs they voluntarily incurred. The court granted a motion for immediate appeal to the Eleventh Circuit Court of Appeals, but the Eleventh Circuit Court of Appeals declined to take the appeal. The parties engaged in fact discovery in 2009, and U.S. Pipe has moved for reconsideration of the June 2008 summary judgment order that permitted plaintiffs to proceed with their claims to seek recovery of cleanup costs under Section 107(a) of the Comprehensive Environmental Response, Compensation, and Liability Act. On July 2, 2010, the district court granted summary judgment on the cost recovery claims under Section 107(a) and dismissed those remaining counts against U.S. Pipe. On July 30, 2010, plaintiffs moved to clarify or amend the court’s July 2, 2010 order to permit the plaintiffs to pursue a claim under Section 107(a) to recover costs that were not incurred under any removal order or settlement. On October 29, 2010, the court denied plaintiffs’ motion. The plaintiffs have appealed the order to the Eleventh Circuit. We continue to have no basis to form a view with respect to the probability or amount of liability in this matter.

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

On July 13, 2010, Rohcan Investments Limited (“Rohcan”), the former owner of property leased by Mueller Canada Ltd. and located in Milton, Ontario, filed suit against Mueller Canada Ltd. and its directors seeking C$10 million in damages arising from the defendants’ alleged environmental contamination of the property and breach of lease. Mueller Canada Ltd. leased the property from 1988 through 2008. We are pursuing indemnification from a former owner for certain liabilities that might arise from this lawsuit. We have no basis to form a view with respect to the probability or amount of liability in this matter.

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

Walter Energy-related Income Taxes. Each member of a consolidated group for federal income tax purposes is severally liable for the federal income tax liability of each other member of the consolidated group for any year in which it is a member of the group at any time during such year. Each member of the Walter Energy, Inc. (“Walter Energy”) consolidated group, which included us through December 14, 2006, is also jointly and severally liable for pension and benefit funding and termination liabilities of other group members, as well as certain benefit plan taxes. Accordingly, we could be liable under such provisions in the event any such liability is incurred, and not discharged, by any other member of the Walter Energy consolidated group for any period during which we were included in the Walter Energy consolidated group.

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

Walter Energy effectively controlled all of our tax decisions for periods during which we were a member of the Walter Energy consolidated group for federal income tax purposes and certain combined, consolidated or unitary state and local income tax groups. Under the terms of the income tax allocation agreement between us and Walter Energy dated May 26, 2006, we generally compute our tax liability on a stand-alone basis, but Walter Energy has sole authority to respond to and conduct all tax proceedings (including tax audits) relating to our federal income and combined state returns, to file all such returns on our behalf and to determine the amount of our liability to (or entitlement to payment from) Walter Energy for such previous periods. This arrangement may result in conflicts between Walter Energy and us. The separation of the Company from Walter Energy on December 14, 2006 was intended to qualify as a tax-free spin-off under Section 355 of the Internal Revenue Code of 1986. In addition, the tax allocation agreement provides that if the spin-off is determined not to be tax-free pursuant to Section 355 of the Internal Revenue Code of 1986, as amended, we generally will be responsible for any taxes incurred by Walter Energy or its shareholders if such taxes result from certain of our actions or omissions and for a percentage of any such taxes that are not a result of our actions or omissions or Walter Energy’s actions or omissions or taxes based upon our market value relative to Walter Energy’s market value. Additionally, to the extent that Walter Energy was unable to pay taxes, if any, attributable to the spin-off and for which it is responsible under the tax allocation agreement, we could be liable for those taxes as a result of being a member of the Walter Energy consolidated group for the year in which the spin-off occurred.

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

Other Matters. We are party to a number of other lawsuits arising in the ordinary course of our businesses, including product liability cases for products manufactured by us or third parties. We provide for costs relating to these matters when a loss is probable and the amount is reasonably estimable. Administrative costs related to these matters are expensed as incurred. The effect of the outcome of these matters on our future results of operations cannot be predicted with certainty as any such effect depends on future results of operations and the amount and timing of the resolution of such matters. While the results of litigation cannot be predicted with certainty, we believe that the final outcome of such other litigation is not likely to have a materially adverse effect on our consolidated financial statements.

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

Note 13. Subsequent Events

On January 26, 2011, we declared a dividend of $0.0175 per share on our Series A common stock, payable on February 22, 2011 to stockholders of record at the close of business on February 10, 2011.

Note 14. Consolidating Guarantor and Non-Guarantor Financial Information

Certain of our wholly-owned U.S. subsidiaries, both direct and indirect, (the “Guarantor Companies”) guarantee the Senior Unsecured Notes and Senior Subordinated Notes. None of our other subsidiaries guarantee these notes. Each of the guarantees is joint and several and full and unconditional. The Guarantor Companies at December 31, 2010 are as follows.

September 30,
Name	State of incorporation or organization

Anvil 1, LLC	Delaware
Anvil 2, LLC	Delaware
Anvil International, LP	Delaware
AnvilStar, LLC	Delaware
Fast Fabricators, LLC	Delaware
Henry Pratt Company, LLC	Delaware
Henry Pratt International, LLC	Delaware
Hersey Meters Co., LLC	Delaware
Hunt Industries, LLC	Delaware
Hydro Gate, LLC	Delaware
J.B. Smith Mfg. Co., LLC	Delaware
James Jones Company, LLC	Delaware
MCO 1, LLC	Alabama
MCO 2, LLC	Alabama
Milliken Valve, LLC	Delaware
Mueller Co. Ltd.	Alabama
Mueller Financial Services, LLC	Delaware
Mueller Group, LLC	Delaware
Mueller Group Co-Issuer, Inc.	Delaware
Mueller International, L.L.C.	Delaware
Mueller International Finance, L.L.C.	Delaware
Mueller Service California, Inc.	Delaware
Mueller Service Co., LLC	Delaware
Mueller Systems, LLC	Delaware
United States Pipe and Foundry Company, LLC	Alabama
U.S. Pipe Valve & Hydrant, LLC	Delaware

Mueller Water Products, Inc. and Subsidiaries

Consolidating Balance Sheet

December 31, 2010

	September 30,	September 30,	September 30,	September 30,	September 30,
	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
	(in millions)

Assets:
Cash and cash equivalents	$50.2	$(0.4)	$22.1	$—	$71.9
Receivables, net	0.1	151.3	9.6	—	161.0
Inventories	—	250.5	17.0	—	267.5
Deferred income taxes	30.2	—	0.8	—	31.0
Other current assets	19.4	35.1	2.2	—	56.7

Total current assets	99.9	436.5	51.7	—	588.1

Property, plant and equipment	2.1	246.2	10.0	—	258.3
Goodwill	—	7.4	—	—	7.4
Identifiable intangible assets, net	—	624.9	—	—	624.9
Other noncurrent assets	29.5	3.6	1.8	—	34.9
Investment in subsidiaries	(11.7)	22.9	—	(11.2)	—

Total assets	$119.8	$1,341.5	$63.5	$(11.2)	$1,513.6

Liabilities and equity:
Current portion of debt	$—	$0.8	$—	$—	$0.8
Accounts payable	3.9	62.2	4.6	—	70.7
Other current liabilities	19.2	50.2	3.0	—	72.4

Total current liabilities	23.1	113.2	7.6	—	143.9

Long-term debt	690.7	1.0	—	—	691.7
Deferred income taxes	163.4	—	0.9	—	164.3
Other noncurrent liabilities	8.5	109.0	0.4	—	117.9
Intercompany accounts	(1,161.7)	1,130.0	31.7	—	—

Total liabilities	(276.0)	1,353.2	40.6	—	1,117.8

Equity	395.8	(11.7)	22.9	(11.2)	395.8

Total liabilities and equity	$119.8	$1,341.5	$63.5	$(11.2)	$1,513.6

Mueller Water Products, Inc. and Subsidiaries

Consolidating Balance Sheet

September 30, 2010

	September 30,	September 30,	September 30,	September 30,	September 30,
	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
	(in millions)

Assets:
Cash and cash equivalents	$50.8	$(1.9)	$34.8	$—	$83.7
Receivables, net	0.1	184.9	17.5	—	202.5
Inventories	—	250.9	17.5	—	268.4
Deferred income taxes	29.5	—	0.8	—	30.3
Other current assets	15.6	34.5	1.4	—	51.5

Total current assets	96.0	468.4	72.0	—	636.4

Property, plant and equipment	2.0	252.4	10.0	—	264.4
Identifiable intangible assets	—	632.4	—	—	632.4
Other noncurrent assets	31.2	2.5	1.3	—	35.0
Investment in subsidiaries	(14.1)	23.4	—	(9.3)	—

Total assets	$115.1	$1,379.1	$83.3	$(9.3)	$1,568.2

Liabilities and equity:
Current portion of debt	$—	$0.7	$—	$—	$0.7
Accounts payable	5.6	82.4	5.2	—	93.2
Other current liabilities	22.9	60.7	6.2	—	89.8

Total current liabilities	28.5	143.8	11.4	—	183.7

Long-term debt	690.6	0.9	—	—	691.5
Deferred income taxes	164.5	—	1.0	—	165.5
Other noncurrent liabilities	11.0	110.9	0.3	—	122.2
Intercompany accounts	(1,184.8)	1,137.6	47.2	—	—

Total liabilities	(290.2)	1,393.2	59.9	—	1,162.9

Equity	405.3	(14.1)	23.4	(9.3)	405.3

Total liabilities and equity	$115.1	$1,379.1	$83.3	$(9.3)	$1,568.2

Mueller Water Products, Inc. and Subsidiaries

Consolidating Statement of Operations

Three Months Ended December 31, 2010

	September 30,	September 30,	September 30,	September 30,	September 30,
	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
	(in millions)

Net sales	$—	$261.2	$26.4	$—	$287.6
Cost of sales	—	214.6	23.4	—	238.0

Gross profit	—	46.6	3.0	—	49.6

Operating expenses:
Selling, general and administrative	8.6	41.6	1.8	—	52.0
Restructuring	—	1.9	—	—	1.9

Total operating expenses	8.6	43.5	1.8	—	53.9

Income (loss) from operations	(8.6)	3.1	1.2	—	(4.3)
Interest expense, net	15.9	—	—	—	15.9

Income (loss) before income taxes	(24.5)	3.1	1.2	—	(20.2)

Income tax expense (benefit)	(9.8)	1.2	0.5	—	(8.1)
Equity in income of subsidiaries	2.6	0.7	—	(3.3)	—

Net income (loss)	$(12.1)	$2.6	$0.7	$(3.3)	$(12.1)

Mueller Water Products, Inc. and Subsidiaries

Consolidating Statement of Operations

Three Months Ended December 31, 2009

	September 30,	September 30,	September 30,	September 30,	September 30,
	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
	(in millions)

Net sales	$—	$258.6	$54.5	$—	$313.1
Cost of sales	—	209.9	47.3	—	257.2

Gross profit	—	48.7	7.2	—	55.9

Operating expenses:
Selling, general and administrative	7.8	40.7	6.7	—	55.2
Restructuring	—	0.4	—	—	0.4

Total operating expenses	7.8	41.1	6.7	—	55.6

Income (loss) from operations	(7.8)	7.6	0.5	—	0.3
Interest expense, net	16.8	—	—	—	16.8

Income (loss) before income taxes	(24.6)	7.6	0.5	—	(16.5)

Income tax expense (benefit)	(8.6)	2.7	0.1	—	(5.8)
Equity in income of subsidiaries	5.3	0.4	—	(5.7)	—

Net income (loss)	$(10.7)	$5.3	$0.4	$(5.7)	$(10.7)

Mueller Water Products, Inc. and Subsidiaries

Consolidating Statement of Cash Flows

Three Months Ended December 31, 2010

	September 30,	September 30,	September 30,	September 30,	September 30,
	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
	(in millions)

Operating activities:
Net cash provided by (used in) operating activities	$2.5	$16.1	$(13.4)	$—	$5.2

Investing activities:
Capital expenditures	(0.4)	(5.9)	(0.1)	—	(6.4)
Acquisition of business, net of cash acquired	—	(7.9)	—	—	(7.9)
Proceeds from sales of assets	—	0.6	—	—	0.6

Net cash used in investing activities	(0.4)	(13.2)	(0.1)	—	(13.7)

Financing activities:
Decrease in outstanding checks	—	(1.4)	—	—	(1.4)
Debt paid or repurchased	0.2				0.2
Payment of deferred financing fees	(0.3)	—	—	—	(0.3)
Common stock issued	0.1	—	—	—	0.1
Dividends paid	(2.7)	—	—	—	(2.7)

Net cash used in financing activities	(2.7)	(1.4)	—	—	(4.1)

Effect of currency exchange rate changes on cash	—	—	0.8	—	0.8

Net change in cash and cash equivalents	(0.6)	1.5	(12.7)	—	(11.8)
Cash and cash equivalents at beginning of period	50.8	(1.9)	34.8	—	83.7

Cash and cash equivalents at end of period	$50.2	$(0.4)	$22.1	$—	$71.9

Mueller Water Products, Inc. and Subsidiaries

Consolidating Statement of Cash Flows

Three Months Ended December 31, 2009

	September 30,	September 30,	September 30,	September 30,	September 30,
	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
	(in millions)

Operating activities:
Net cash provided by (used in) operating activities	$56.2	$(9.1)	$13.0	$—	$60.1

Investing activities:
Capital expenditures	—	(8.6)	(0.1)	—	(8.7)
Proceeds from sales of assets	—	14.0	—	—	14.0

Net cash provided by (used in) investing activities	—	5.4	(0.1)	—	5.3

Financing activities:
Increase in outstanding checks	—	1.8	—	—	1.8
Debt paid and repurchased	(2.8)	—	—	—	(2.8)
Common stock issued	0.1	—	—	—	0.1
Dividends paid	(2.7)	—	—	—	(2.7)

Net cash provided by (used in) financing activities	(5.4)	1.8	—	—	(3.6)

Effect of currency exchange rate changes on cash	—	—	0.7	—	0.7

Net change in cash and cash equivalents	50.8	(1.9)	13.6	—	62.5
Cash and cash equivalents at beginning of period	41.7	(0.2)	20.0	—	61.5

Cash and cash equivalents at end of period	$92.5	$(2.1)	$33.6	$—	$124.0

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto that appear in the Company’s Annual Report on Form 10-K for the year ended September 30, 2010 and with the condensed consolidated financial statements that appear elsewhere in this report. This report contains certain statements that may be deemed “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended. All statements that address activities, events or developments that the Company’s management intends, expects, projects, believes or anticipates will or may occur in the future are forward-looking statements. Such statements are based upon certain assumptions and assessments made by management in light of their experience and their perception of historical trends, current condition and expected future developments. Actual results and the timing of events may differ significantly from those projected in such forward-looking statements due to a number of factors, including those set forth in the section entitled “RISK FACTORS” in Item 1A of the Annual Report on Form 10-K.

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

Business Developments and Trends

A significant portion of the net sales of Mueller Co. and U.S. Pipe are for water infrastructure related directly to municipal spending and residential construction activity in the United States. Anvil sells primarily to non-residential construction businesses in the United States.

Spending growth on water infrastructure by municipalities is based on the availability of additional capital from the issuance of debt, higher tax rates or increased water rates. The market for municipal debt has been affected by the perceived uncertainty around both funding availability and financing cost. In a recovering economy, municipalities may find it challenging to increase tax or water rates.

Within our end markets, we have seen little change with residential construction activity since September 30, 2010. Annualized housing starts in calendar 2011 are forecast to be below 0.7 million units, which is less than half of the 50-year average of about 1.5 million units per year. Based on independent forecasts of housing starts, we do not expect substantial near-term recovery in residential construction, and we expect our related sales growth within our water infrastructure businesses to lag any recovery in the residential construction market.

Independent forecasts of calendar 2011 non-residential construction activity indicate a small increase compared to calendar 2010.

As a result, most of our manufacturing facilities are operating significantly below their optimal capacities. Since the end of 2008, we have reduced headcount, consolidated facilities, reduced operating days and reduced overall spending activities in response to lower demand for our products. Capacity utilization increased in 2010 in all three segments and we expect it to increase further in 2011, especially in the second half of the year. We adjust our production activities in response to evolving business conditions.

We have experienced raw material cost increases in all of our segments, and we believe these cost increases may persist in the remainder of 2011. Mueller Co. experienced a 33% increase in the average cost of brass ingots purchased and an 8% increase in the average cost per ton purchased of scrap steel in the quarter ended December 31, 2010 compared to the prior year period. U. S. Pipe’s average scrap iron cost per ton purchased during the quarter ended December 31, 2010 was 18% higher than the prior year period. Anvil experienced a 34% increase in the average cost per ton of scrap steel purchased in the quarter ended December 31, 2010 compared to the prior year period.

We have increased sales prices to offset these cost increases, and we anticipate maintaining higher year-over-year sales prices for the remainder of 2011. U.S. Pipe experienced a 19% increase in the average sales price per ton of ductile iron pipe in the quarter ended December 31, 2010 compared to the prior year period. Mueller Co. and Anvil net sales also benefitted from sales price increases.

Our actuaries will perform an analysis of the funded status of our U.S. pension plan as of January 1, 2011 for purposes of determining funding thresholds under provisions of the Pension Protection Act. A significant portion of the assets invested in our defined benefit pension plans is invested in equity securities. If market conditions require us to lower our estimated rate of return on these assets, pension expense may increase and we may need to increase our contributions to these plans. We expect to contribute between $16 million and $20 million to our pension plans during 2011, of which we paid $1.9 million in the quarter ended December 31, 2010.

Results of Operations

Three Months Ended December 31, 2010 Compared to the Three Months Ended December 31, 2009

	September 30,	September 30,	September 30,	September 30,	September 30,
	Three months ended December 31, 2010
	Mueller Co.	U.S. Pipe	Anvil	Corporate	Total
	(in millions)

Net sales	$129.8	$74.4	$83.4	$—	$287.6

Gross profit (loss)	$29.2	$(2.4)	$22.4	$0.4	$49.6

Operating expenses:
Selling, general and administrative	20.4	7.0	15.9	8.7	52.0
Restructuring	0.4	0.9	0.6	—	1.9

Total operating expenses	20.8	7.9	16.5	8.7	53.9

Income (loss) from operations	$8.4	$(10.3)	$5.9	$(8.3)	(4.3)

Interest expense, net					15.9

Loss before income taxes					(20.2)
Income tax benefit					(8.1)

Net loss					$(12.1)

	September 30,	September 30,	September 30,	September 30,	September 30,
	Three months ended December 31, 2009
	Mueller Co.	U.S. Pipe	Anvil	Corporate	Total
	(in millions)

Net sales	$133.3	$79.7	$100.1	$—	$313.1

Gross profit (loss)	$36.9	$(4.0)	$23.0	$—	$55.9

Operating expenses:
Selling, general and administrative	20.9	7.9	18.5	7.9	55.2
Restructuring	0.1	0.3	—	—	0.4

Total operating expenses	21.0	8.2	18.5	7.9	55.6

Income (loss) from operations	$15.9	$(12.2)	$4.5	$(7.9)	0.3

Interest expense, net					16.8

Loss before income taxes					(16.5)
Income tax benefit					(5.8)

Net loss					$(10.7)

Consolidated Analysis

Net sales for the quarter ended December 31, 2010 decreased to $287.6 million from $313.1 million in the prior year period. Net sales were essentially flat excluding net sales of $24.9 million of two divested Anvil businesses for the quarter ended December 31, 2009. Net sales decreased $14.1 million due to lower shipment volumes, partially offset by $12.8 million of higher prices across all three business segments and $0.7 million of favorable Canadian currency exchange rates.

Gross profit for the quarter ended December 31, 2010 decreased to $49.6 million from $55.9 million in the prior year period. Gross profit decreased $10.0 million due to higher raw material costs, $9.2 million due to higher per-unit overhead costs due to lower production, $6.3 million due to lower shipment volumes and the gross profit from the divested Anvil businesses. These decreases were partially offset by $13.7 million of manufacturing cost savings and $12.8 million of higher sales prices. Gross margin decreased to 17.2% in the quarter ended December 31, 2010 compared to 17.9% in the prior year period. Gross margin decreased primarily due to higher per-unit overhead costs and other manufacturing costs at Mueller Co. This decrease was partially offset by improved margins at U.S. Pipe and Anvil.

Selling, general and administrative expenses in the quarter ended December 31, 2010 decreased to $52.0 million from $55.2 million in the prior year period. Selling, general and administrative expenses declined primarily due to Anvil’s divested businesses. Selling, general and administrative expenses in the quarter ended December 31, 2009 included a gain of $1.6 million from the sale of Picoma assets.

In the quarters ended December 31, 2010 and 2009, we recorded restructuring charges of $1.9 million and $0.4 million, respectively, related primarily to closure activities.

Interest expense, net was $15.9 million in the quarter ended December 31, 2010 compared to $16.8 million in the quarter ended December 31, 2009. The components of interest expense, net are detailed below.

	September 30,	September 30,
	Three months ended December 31,
	2010	2009
	(in millions)

2007 Credit Agreement, including swap contracts	$—	$7.6
7 3/8% Senior Subordinated Notes	7.7	7.7
8 3/4% Senior Unsecured Notes	5.0	—
ABL Agreement	0.4	—
Terminated interest rate swap contracts	1.9	—
Deferred financing fees amortization	0.6	0.8
Other interest expense	0.4	0.7

	16.0	16.8
Interest income	(0.1)	—

	$15.9	$16.8

Excluding the terminated rate swap contracts, interest expense declined primarily due to lower principal balances and a lower effective interest rate.

The effective income tax rates applied to our pre-tax results for the quarters ended December 31, 2010 and 2009 were benefits of 40.1% and 35.2%, respectively. The increased rate in 2011 includes additional state income tax benefits of 3.1% as well as discrete benefits of 1.9% consisting principally of the reversal of state tax accruals for which the statute of limitations has expired.

Segment Analysis

Mueller Co.

Net sales in the quarter ended December 31, 2010 decreased to $129.8 million from $133.3 million in the prior year period. Net sales decreased $7.9 million due to lower shipment volumes partially offset by $3.7 million of higher prices and $0.7 million of favorable Canadian currency exchange rates.

Gross profit in the quarter ended December 31, 2010 decreased to $29.2 million from $36.9 million in the prior year period. Gross profit decreased $5.4 million due to higher per-unit overhead costs due to lower production, $4.0 million due to higher raw material costs and $3.0 million due to lower shipment volumes. These decreases were partially offset by $3.7 million of higher sales prices and $3.2 million of manufacturing and other cost savings. Gross margin decreased to 22.5% in the quarter ended December 31, 2010 compared to 27.7% in the prior year period. Gross margin decreased primarily due to higher per-unit overhead and other manufacturing costs.

Excluding restructuring charges, income from operations in the quarter ended December 31, 2010 was $8.8 million compared to $16.0 million in the prior year period. This decrease was primarily due to decreased gross profit. Selling, general and administrative expenses were $0.5 million lower in the quarter ended December 31, 2010 compared to the prior year period.

U.S. Pipe

Net sales in the quarter ended December 31, 2010 decreased to $74.4 million from $79.7 million in the prior year period. Net sales decreased $11.7 million due to lower shipment volumes partially offset by $6.4 million of higher prices.

Gross loss in the quarter ended December 31, 2010 improved by $1.6 million to a loss of $2.4 million from $4.0 million in the prior year period. Gross loss benefited from $7.5 million of manufacturing cost savings and $6.4 million of higher sales prices. These factors were partially offset by $4.2 million of higher per-unit overhead costs due to lower production, $3.7 million of lower shipment volumes and $3.2 million of higher raw material costs. Gross loss margin decreased to 3.2% in the quarter ended December 31, 2010 from 5.0% in the prior year period. Gross loss margin improved primarily due to higher sales prices and manufacturing and other cost savings.

In the quarters ended December 31, 2010 and 2009, we continued to reduce headcount in response to reduced demand for our products. We recorded restructuring charges of $0.9 million and $0.3 million, respectively, primarily for closure activities.

Excluding restructuring charges, the loss from operations improved by $2.5 million to $9.4 million in the quarter ended December 31, 2010 compared to $11.9 million in the prior year period. This improvement was due to $1.6 million of increased gross profit and $0.9 million of lower selling, general and administrative expenses.

Anvil

Net sales in the quarter ended December 31, 2010 decreased to $83.4 million from $100.1 million in the prior year period. Net sales increased $8.2 million, or 10.9%, excluding net sales of $24.9 million of two divested businesses for the quarter ended December 31, 2009. Net sales increased $5.5 million due to higher shipment volumes and $2.7 million due to higher prices.

Gross profit in the quarter ended December 31, 2010 decreased to $22.4 million from $23.0 million in the prior year period. Gross profit decreased $2.8 million due to higher raw material costs partially offset by $3.0 million of manufacturing and other cost savings and $2.7 million from higher sales prices. Gross margin was 26.9% in the quarter ended December 31, 2010 compared to 23.0% in the prior year period. Gross margin improved primarily as a result of manufacturing and other cost savings.

Income from operations in the quarter ended December 31, 2010 increased to $5.9 million from $4.5 million in the prior year period. This increase was due to $2.6 million of lower selling, general and administrative expenses partially offset by $0.6 million of lower gross profit and $0.6 million of restructuring charges. Selling, general and administrative expenses in the quarter ended December 31, 2009 included a gain of $1.6 million from the sale of Picoma assets.

Corporate

Selling, general and administrative expenses increased to $8.7 million in the quarter ended December 31, 2010 from $7.9 million in the prior year period primarily due to the timing of professional fees.

Liquidity and Capital Resources

We had cash and cash equivalents of $71.9 million and $89.0 million of borrowing capacity under our asset based lending agreement (the “ABL Agreement”) at December 31, 2010. Cash provided by operating activities is summarized below.

	September 30,	September 30,
	Three month ended December 31,
	2010	2009
	(in millions)

Collections from customers	$329.8	$376.4
Disbursements, other than interest and income taxes	(305.0)	(318.6)
Interest payments, net	(16.3)	(24.4)
Income tax refunds (payments), net	(3.3)	26.7

	$5.2	$60.1

Collections of receivables were lower in the quarter ended December 31, 2010 compared to the prior year period primarily due to lower year-over-year shipment volumes and the timing of customer payments.

Reduced disbursements, other than interest and income taxes, in the quarter ended December 31, 2010 reflect timing differences and lower volumes of material, labor and overhead purchased.

Capital expenditures were $6.4 million during the quarter ended December 31, 2010 compared to $8.7 million during the prior year period. Total 2010 capital expenditures were $32.8 million. 2011 capital expenditures are estimated to be between $38 million and $42 million.

Our actuaries will perform an analysis of the funded status of our U.S. pension plan as of January 1, 2011 for purposes of determining funding thresholds under provisions of the Pension Protection Act. A significant portion of the assets invested in our defined benefit pension plans is invested in equity securities. If market conditions require us to lower our estimated rate of return on these assets, pension expense may increase and we may need to increase our contributions to these plans. We expect to contribute between $16 million and $20 million to our pension plans during 2011, of which we paid $1.9 million in the quarter ended December 31, 2010.

We anticipate that our existing cash, cash equivalents and borrowing capacity combined with our expected operating cash flows will be sufficient to meet our anticipated operating expenses, capital expenditures, pension contributions and debt service obligations as they become due through December 31, 2011. However, our ability to make these payments will depend partly upon our future operating performance, which will be affected by regional, national or global political, economic, business, competitive, market and regulatory conditions and other factors beyond our control.

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

Borrowings under the ABL Agreement bear interest at a floating rate equal to LIBOR plus a margin ranging from 275 to 325 basis points, or a base rate, as defined in the ABL Agreement, plus a margin ranging from 175 to 225 basis points. At December 31, 2010, the applicable rate was LIBOR plus 300 basis points.

The ABL Agreement terminates in August 2015 and had outstanding borrowings of $49.0 million at December 31, 2010. We pay a commitment fee of 50 basis points for any unused borrowing capacity under the ABL Agreement. Borrowings under the ABL Agreement are not subject to any financial maintenance covenants unless excess availability is less than the greater of $34 million and 12.5% of the aggregate commitments under the ABL Agreement. Excess availability at December 31, 2010 was $123.4 million and was reduced by outstanding borrowings, outstanding letters of credit and accrued fees and expenses.

The ABL Agreement is subject to mandatory prepayments if total outstanding borrowings under the ABL Credit Agreement are greater than the aggregate commitments under the revolving credit facility or if we dispose of overdue accounts receivable in certain circumstances. The borrowing base under the ABL Agreement is equal to the sum of (a) 85% of the value of eligible accounts receivable and (b) the lesser of (i) 65% of the value of eligible inventory or (ii) 85% of the net orderly liquidation value of the value of eligible inventory, less certain reserves. Prepayments can be made at any time with no penalty.

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

8 3/4% Senior Unsecured Notes

We owed $225.0 million of principal of 8 3/4% Senior Unsecured Notes (“Senior Unsecured Notes”) at December 31, 2010. We pay interest on the Senior Unsecured Notes semi-annually and the principal is due in September 2020. We may redeem up to $22.5 million of the Senior Unsecured Notes at a redemption price of 103% plus accrued and unpaid interest once each year ending September 1, 2011, 2012 and 2013. We may also redeem up to $78.8 million of the Senior Unsecured Notes at a redemption price of 108.75%, plus accrued and unpaid interest, with the net cash proceeds from certain equity offerings prior to September 2013, provided that at least $146.2 million remains outstanding immediately after such redemption. After August 2015, we may redeem the Senior Unsecured Notes at specified redemption prices plus accrued and unpaid interest. Upon a Change of Control (as defined in the indenture securing the Senior Unsecured Notes), we are required to offer to purchase the outstanding Senior Unsecured Notes at a purchase price of 101%, plus accrued and unpaid interest. The Senior Unsecured Notes are guaranteed by substantially all of our U.S. subsidiaries, but are subordinate to borrowings under the ABL Agreement.

7 3/8% Senior Subordinated Notes

We also owed $420.0 million of principal of 7 3/8% Senior Subordinated Notes (“Senior Subordinated Notes”) at December 31, 2010. Interest on the Senior Subordinated Notes is payable semi-annually and the principal is due in June 2017. After May 2012, we may redeem any portion of the Senior Subordinated Notes at specified redemption prices plus accrued and unpaid interest. Upon a Change of Control (as defined in the indenture securing the Senior Subordinated Notes), we are required to offer to purchase the outstanding Senior Subordinated Notes at 101%, plus accrued and unpaid interest. The Senior Subordinated Notes are secured by the guarantees of substantially all of our U.S. subsidiaries, but are subordinate to the borrowings under the ABL Agreement and the Senior Unsecured Notes.

Credit Ratings

Our credit ratings issued by Moody’s and Standard & Poor’s were as follows.

	September 30,	September 30,	September 30,	September 30,
	December 31, 2010		September 30, 2010
	Moody’s	Standard & Poor’s	Moody’s	Standard & Poor’s

Corporate credit rating	B2	B	B2	B
ABL Agreement	Not rated	Not rated	Not rated	Not rated
2007 Credit Agreement	n/a	n/a	n/a	n/a
8 3/4% Senior Unsecured Notes	B1	B+	B1	B+
7 3/8% Senior Subordinated Notes	B3	CCC+	B3	CCC+
Outlook	Stable	Stable	Stable	Stable

Off-Balance Sheet Arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not have any undisclosed borrowings or debt or any derivative contracts other than those described in “Item 3. Qualitative and Quantitative Disclosure About Market Risk” or synthetic leases. Therefore, we are not exposed to any material financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

We use letters of credit and surety bonds in the ordinary course of business to ensure our performance of contractual obligations. At December 31, 2010, we had $35.1 million of letters of credit and $21.8 million of surety bonds outstanding.

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

Natural Gas Swap Contracts

We used natural gas swap contracts with a cumulative total notional amount of approximately 350,000 MMBtu at December 31, 2010 to hedge against cash flow variability arising from changes in natural gas prices in conjunction with our anticipated purchases of natural gas through September 2011. These swap contracts fix the rate on portions of our natural gas purchases at $4.43 per MMBtu for various periods through September 2011. We account for these swap contracts as effective hedges. Additional cost of sales associated with settlements under these swap contracts was immaterial during the quarter ended December 31, 2010. The fair value of these natural gas swap contracts was immaterial at December 31, 2010.

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

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this quarterly report. Based on this evaluation, those officers have concluded that our disclosure controls and procedures were effective at December 31, 2010.

There have been no significant changes in our internal procedures that significantly affected, or are reasonably likely to affect, our disclosure controls during the quarter ended December 31, 2010.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

Refer to the information provided in Note 12 to the notes to the condensed consolidated financial statements presented in Item 1 of Part I of this report.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2010 all of which could materially affect our business, financial condition or operating results. These described risks are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended December 31, 2010, we repurchased shares of our Series A common stock as follows.

	September 30,	September 30,	September 30,	September 30,
	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs

Period

October 1-31, 2010	—	$—	—	—
November 1-30, 2010	19,103	3.47	—	—
December 1-31, 2010	60,225	3.61	—	—

Total	79,328	$3.58	—	—

(1)	The total number of shares purchased consists of shares surrendered to us to pay the tax withholding obligations of employees in connection with the vesting of restricted stock units issued to them.

Item 6.	Exhibits

(a)	Exhibits

Exhibit No.	Document

10.11.4	Amendment, dated December 1, 2010, to Executive Employment Agreement between Mueller Water Products, Inc. and Gregory E. Hyland. Incorporated by reference to Exhibit 99.1 to Mueller Water Products, Inc. Form 8-K (File no. 001-32892) filed on December 6, 2010.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Quarterly Report on Form 10-Q for the quarter ended December 31, 2010, formatted in XBRL (Extensible Business Reporting Language), (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MUELLER WATER PRODUCTS, INC.

Date: February 9, 2011	By:	/S/ EVAN L. HART
Evan L. Hart
Chief Financial Officer