Form 10-Q
period 2011-03-31
Mueller Water Products, Inc.
filed 2011-05-09
CIK 1350593

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

There were 155,479,792 shares of Series A common stock of the registrant outstanding at April 30, 2011.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	September 30,
	March 31, 2011	September 30, 2010
	(in millions)

Assets:
Cash and cash equivalents	$43.8	$83.7
Receivables, net	202.0	202.5
Inventories	272.3	268.4
Deferred income taxes	31.6	30.3
Other current assets	62.7	51.5

Total current assets	612.4	636.4

Property, plant and equipment, net	253.4	264.4
Identifiable intangible assets	624.9	632.4
Other noncurrent assets	34.5	35.0

Total assets	$1,525.2	$1,568.2

Liabilities and stockholders’ equity:
Current portion of long-term debt	$0.7	$0.7
Accounts payable	105.6	93.2
Other current liabilities	74.9	89.8

Total current liabilities	181.2	183.7

Long-term debt	691.8	691.5
Deferred income taxes	174.7	165.5
Other noncurrent liabilities	72.7	122.2

Total liabilities	1,120.4	1,162.9

Commitments and contingencies (Note 12)

Common stock:
Series A: 600,000,000 shares authorized, 155,479,581 shares and 154,708,474 shares outstanding at March 31, 2011 and September 30, 2010, respectively	1.6	1.5
Additional paid-in capital	1,596.4	1,597.5
Accumulated deficit	(1,149.3)	(1,123.5)
Accumulated other comprehensive loss	(43.9)	(70.2)

Total stockholders’ equity	404.8	405.3

Total liabilities and stockholders’ equity	$1,525.2	$1,568.2

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	September 30,	September 30,	September 30,	September 30,
	Three months ended March 31,		Six months ended March 31,
	2011	2010	2011	2010
	(in millions, except per share amounts)

Net sales	$311.3	$301.8	$598.9	$614.9
Cost of sales	261.3	263.6	499.3	520.8

Gross profit	50.0	38.2	99.6	94.1

Operating expenses:
Selling, general and administrative	54.8	50.6	106.8	105.8
Restructuring	2.1	10.5	4.0	10.9

Total operating expenses	56.9	61.1	110.8	116.7

Loss from operations	(6.9)	(22.9)	(11.2)	(22.6)

Interest expense, net	16.3	14.8	32.2	31.6
Loss on early extinguishment of debt	—	0.5	—	0.5

Loss before income taxes	(23.2)	(38.2)	(43.4)	(54.7)
Income tax benefit	(9.5)	(14.5)	(17.6)	(20.3)

Net loss	$(13.7)	$(23.7)	$(25.8)	$(34.4)

Net loss per share:
Basic	$(0.09)	$(0.15)	$(0.17)	$(0.22)

Diluted	$(0.09)	$(0.15)	$(0.17)	$(0.22)

Weighted average shares outstanding:
Basic	155.4	154.4	155.1	154.2

Diluted	155.4	154.4	155.1	154.2

Dividends declared per share	$0.0175	$0.0175	$0.035	$0.035

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED MARCH 31, 2011

(UNAUDITED)

	September 30,	September 30,	September 30,	September 30,	September 30,
	Common stock	Additional paid-in capital	Accumu- lated deficit	Accumulated other comprehensive loss	Total
	(in millions)

Balance at September 30, 2010	$1.5	$1,597.5	$(1,123.5)	$(70.2)	$405.3

Net loss	—	—	(25.8)	—	(25.8)
Dividends declared	—	(5.4)	—	—	(5.4)
Stock-based compensation	—	4.1	—	—	4.1
Stock issued under stock compensation plans	0.1	0.2	—	—	0.3
Derivative instruments	—	—	—	2.4	2.4
Foreign currency translation	—	—	—	3.2	3.2
Minimum pension liability	—	—	—	20.7	20.7

Balance at March 31, 2011	$1.6	$1,596.4	$(1,149.3)	$(43.9)	$404.8

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	September 30,	September 30,
	Six months ended March 31,
	2011	2010
	(in millions)

Operating activities:
Net loss	$(25.8)	$(34.4)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	25.7	26.6
Amortization	15.0	15.6
Non-cash restructuring	—	6.2
Loss on early extinguishment of debt	—	0.5
Stock-based compensation	4.1	4.7
Deferred income taxes	(7.2)	(14.4)
Gain on disposal of assets	(0.6)	(5.0)
Interest rate swap contracts	3.9	(0.8)
Other, net	4.2	4.5
Changes in assets and liabilities:
Receivables	1.6	20.8
Inventories	(2.9)	30.8
Other current assets and other noncurrent assets	0.2	28.2
Accounts payable and other liabilities	(33.0)	(39.0)

Net cash provided by (used in) operating activities	(14.8)	44.3

Investing activities:
Capital expenditures	(14.2)	(14.6)
Acquisition of business, net of cash acquired	(7.9)	—
Proceeds from sales of assets	0.8	60.2

Net cash provided by (used in) investing activities	(21.3)	45.6

Financing activities:
Increase in outstanding checks	0.2	1.5
Debt borrowings	0.1	—
Debt paid and repurchased	—	(45.3)
Payment of deferred financing fees	(0.3)	—
Common stock issued	0.3	0.6
Dividends paid	(5.4)	(5.5)

Net cash used in financing activities	(5.1)	(48.7)

Effect of currency exchange rate changes on cash	1.3	1.9

Net change in cash and cash equivalents	(39.9)	43.1
Cash and cash equivalents at beginning of period	83.7	61.5

Cash and cash equivalents at end of period	$43.8	$104.6

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

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

Our condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States, which require us to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses and the disclosure of contingent assets and liabilities for the reporting periods. Actual results could differ from those estimates. We have eliminated all significant intercompany balances and transactions.

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

Note 2. Acquisition and Goodwill

On December 14, 2010, we acquired Echologics Engineering Inc., a water leak-detection and pipe condition and diagnostic assessment company headquartered in Toronto, Canada, for $7.9 million in cash, which includes C$1.5 million placed in escrow related to seller indemnifications to be settled by July 2012. We have included the operating results of the business in our Mueller Co. segment financial results effective December 14, 2010. The preliminary fair values of the assets acquired and the liabilities assumed are presented below, in millions.

September 30,
Assets acquired:
Receivables	$0.3
Inventories	0.1
Other current assets	0.2
Property, plant, and equipment	0.1
Identifiable intangible assets	7.2
Liabilities assumed:
Accounts payable and other current liabilities	(0.2)
Deferred income taxes	(0.3)
Goodwill	0.5

$7.9

Identifiable intangible assets consist of trade names and trademarks of $0.8 million that have indefinite useful lives and technology of $6.4 million that has an estimated useful life of 15 years.

Goodwill is included in other noncurrent assets at March 31, 2011. The change in the carrying amount of goodwill in the six months ended March 31, 2011 is presented below.

	September 30,	September 30,	September 30,	September 30,
	Mueller Co.	U.S. Pipe	Anvil	Total
	(in millions)
Balances at September 30, 2010:
Gross goodwill	$717.3	$59.5	$92.7	$869.5
Accumulated impairment	(717.3)	(59.5)	(92.7)	(869.5)

	—	—	—	—

Acquisition	0.5	—	—	0.5

Balances at March 31, 2011:
Gross goodwill	717.8	59.5	92.7	870.0
Accumulated impairment	(717.3)	(59.5)	(92.7)	(869.5)

	$0.5	$—	$—	$0.5

Note 3. Divestitures

Anvil sold certain assets of Picoma, its former electrical fittings business, in November 2009 in exchange for cash and certain assets of Seminole Tubular Company that complement our existing mechanical pipe nipple business. A pre-tax gain of $1.6 million was recorded during the six months ended March 31, 2010 to selling, general and administrative expenses in connection with this transaction. The book values of the assets sold and the fair values of Seminole assets acquired are presented below, in millions.

September 30,
Assets sold:
Receivables	$5.0
Inventories	4.4
Other current assets	0.3
Property, plant, and equipment, net	2.5
Identifiable intangible assets	1.3

$13.5

Severance liability incurred	$0.6

Assets acquired:
Cash	$12.3
Receivables	1.6
Inventories	1.3
Identifiable intangible assets	0.5

$15.7

In January 2010, Anvil sold its Canadian wholesale distribution business for $46.6 million, subject to post-closing adjustments, and recorded a pre-tax gain of $3.1 million to selling, general and administrative expenses. Anvil also entered into a 3 1/2 year supply agreement with the buyer requiring the buyer to purchase at least a specified amount of products from Anvil at market rates. The book values of assets sold during the quarter ended March 31, 2010 are presented below, in millions.

September 30,
Receivables	$15.8
Inventories	23.3
Prepaid expenses and other current assets	0.3
Property, plant, and equipment, net	4.9
Identifiable intangible assets	0.6
Accounts payable and accrued liabilities	(8.0)

$36.9

Subsequent to the quarter ended March 31, 2010, we settled our post-closing adjustments by paying $6.3 million in cash and we retained $0.6 million of accrued liabilities.

Note 4. Income Taxes

At March 31, 2011 and September 30, 2010, the gross liabilities for unrecognized income tax benefits were $8.9 million and $10.6 million, respectively. The $1.7 million decrease in gross unrecognized tax benefits was related primarily to the expiration of state statutes of limitations and settlement of foreign tax matters.

We recognize interest related to uncertain income tax positions as interest expense and would recognize any penalties that may be incurred as selling, general and administrative expense. At March 31, 2011 and September 30, 2010, we had $1.6 million and $2.0 million, respectively, of accrued interest related to uncertain tax positions. In the six months ended March 31, 2011, we reversed to income $0.3 million of tax-related accrued interest, primarily due to the expiration of state statutes of limitations.

Generally, our state income tax returns are closed for years prior to 2007 and our Canadian income tax returns are closed for years prior to 2004. We are currently under audit by several states at various levels of completion. We do not have any material unpaid assessments.

The effective income tax rate applied to our loss before income taxes in the quarter ended March 31, 2011 was a benefit of 40.9%, which included state income tax benefits of 4.5% as well as discrete benefits of 1.4% related principally to a change in the estimated annual effective tax rate applied to the first quarter loss. The effective income tax rate applied to our loss before income taxes in the six months ended March 31, 2011 was a benefit of 40.6%, which included state income tax benefits of 4.5% as well as discrete benefits of 1.1% consisting principally of the reversal of state tax accruals for which the statutes of limitations have expired. Our effective income tax rates in the quarter and six months ended March 31, 2010 were benefits of 38.0% and 37.1%, respectively.

Note 5. Borrowing Arrangements

The components of our long-term debt are presented below.

	September 30,	September 30,
	March 31, 2011	September 30, 2010
	(in millions)

ABL Agreement	$49.0	$49.0
8 3/4% Senior Unsecured Notes	221.5	221.4
7 3/8% Senior Subordinated Notes	420.0	420.0
Other	2.0	1.8

	692.5	692.2
Less current portion	(0.7)	(0.7)

	$691.8	$691.5

ABL Agreement. At March 31, 2011, our asset based lending agreement (the “ABL Agreement”) consisted of a revolving credit facility for up to $275 million of revolving credit borrowings, swing line loans and letters of credit. The ABL Agreement also permits us to increase the size of the credit facility by an additional $150 million in certain circumstances subject to adequate borrowing base availability. We may borrow up to $25 million through swing line loans and may have up to $60 million of letters of credit outstanding. We estimate the fair value of the borrowings under the ABL Agreement approximates the carrying value.

Borrowings under the ABL Agreement bear interest at a floating rate equal to LIBOR plus a margin ranging from 275 to 325 basis points, or a base rate, as defined in the ABL Agreement, plus a margin ranging from 175 to 225 basis points. At March 31, 2011, the applicable rate was LIBOR plus 300 basis points and the weighted-average effective interest rate was 3.26%, including the margin.

The ABL Agreement terminates in August 2015. We pay a commitment fee of 50 basis points for any unused borrowing capacity and our obligations are secured by a first-priority perfected lien on all of our U.S. inventory, accounts receivable, certain cash and other supporting obligations. Borrowings are not subject to any financial maintenance covenants unless excess availability is less than the greater of $34 million and 12.5% of the aggregate commitments under the ABL Agreement. Excess availability at March 31, 2011, as reduced by outstanding borrowings, outstanding letters of credit and accrued fees and expense, was $163.2 million. Outstanding letters of credit and accrued fees and expenses totaled $39.0 million at March 31, 2011.

8 3/4% Senior Unsecured Notes. The 8 3/4% Senior Unsecured Notes (the “Senior Unsecured Notes”) mature in September 2020 and bear interest at 8.75%, paid semi-annually. Based on quoted market prices, the outstanding Senior Unsecured Notes had a fair value of $250.3 million at March 31, 2011.

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

subsidiaries guarantee the Senior Unsecured Notes. We believe we were compliant with these covenants at March 31, 2011 and expect to remain in compliance through March 31, 2012.

7 3/8% Senior Subordinated Notes. The 7 3/8% Senior Subordinated Notes (the “Senior Subordinated Notes”) mature in June 2017 and bear interest at 7.375%, paid semi-annually. Based on quoted market prices, the outstanding Senior Subordinated Notes had a fair value of $411.6 million at March 31, 2011.

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

The indenture securing the Senior Subordinated Notes contains customary covenants and events of default, including covenants that limit our ability to incur debt, pay dividends and make investments. Substantially all of our U.S. subsidiaries guarantee the Senior Subordinated Notes. We believe we were compliant with these covenants at March 31, 2011 and expect to remain in compliance through March 31, 2012.

Note 6. Derivative Instruments

Our ongoing business operations exposes us to commodity price risk, which we manage to some extent using derivative instruments. We enter into natural gas swap contracts to manage the price risk associated with future purchases of natural gas used in our manufacturing processes. We have used interest rate swap contracts to manage interest rate risk associated with our variable-rate borrowings and foreign currency forward exchange contracts to manage foreign currency exchange risk associated with our Canadian operations. During 2010, we terminated all of our remaining interest rate swap contracts and settled our only outstanding foreign currency forward contract.

We designated our natural gas swap contracts and interest rate swap contracts as cash flow hedges of our purchases of natural gas and future interest payments, respectively. As a result, to the extent the hedges are effective, the changes in the fair value of these contracts prior to settlement are reported as a component of other comprehensive loss and reclassified into earnings in the periods during which the hedged transactions affect earnings. Gains and losses on those contracts representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in earnings.

Natural Gas Swap Contracts. Our natural gas swap contracts result in a fixed natural gas purchase price of $4.43 per MMBtu through September 2011. Our outstanding natural gas swap contracts at March 31, 2011 and September 30, 2010 are presented below.

	September 30,	September 30,
	Hedged MMBtu
Rate benchmark	March 31, 2011	September 30, 2010

NYMEX natural gas	229,000	458,000

The effects of our natural gas swap contracts on the condensed consolidated statements of operations are presented below, net of tax.

	September 30,	September 30,	September 30,	September 30,
	Three months ended March 31,		Six months ended March 31,
	2011	2010	2011	2010
	(in millions)

Loss recognized in other comprehensive loss	$(0.1)	$(0.2)	$(0.1)	$(0.2)
Gain reclassified from accumulated other comprehensive loss into income	—	0.1	—	0.1
Ineffectiveness gain (loss) recognized in income	(0.1)	(0.1)	(0.1)	(0.3)

Interest Rate Swap Contracts. In the quarter and six months ended March 31, 2011, we recorded pre-tax expense of $2.0 million and $3.9 million, respectively, related to terminated interest rate swap contracts. The unamortized portion remaining in accumulated other comprehensive loss was $5.5 million, net of tax, at March 31, 2011, and the pre-tax component will be amortized to interest expense over the original term of the swap contracts.

The effects of our interest rate swap contracts on the condensed consolidated statements of operations are presented below, net of tax.

	September 30,	September 30,	September 30,	September 30,
	Three months ended March 31,		Six months ended March 31,
	2011	2010	2011	2010
	(in millions)

Gain (loss) recognized in other comprehensive loss	$—	$(0.8)	$—	$0.3
Loss reclassified from accumulated other comprehensive loss into income	(1.2)	(1.1)	(2.4)	(2.9)

Foreign Currency Forward Contracts. We settled our outstanding foreign currency forward contract during the quarter ended March 31, 2010 with a cash payment of $1.7 million. Gains and losses on our foreign currency forward contracts were included in selling, general, and administrative expenses, where they offset transaction losses and gains recorded in connection with an intercompany loan. The effects of our foreign currency forward contracts on the condensed consolidated statements of operations are presented below, net of tax.

	September 30,	September 30,	September 30,	September 30,
	Three months ended March 31,		Six months ended March 31,
	2011	2010	2011	2010
	(in millions)

Loss recognized in income	$—	$(0.2)	$—	$(0.6)

Our derivative contracts were recorded at fair values calculated using publicly observable data such as interest rates and natural gas prices. The fair values of our derivative contracts are presented below.

	September 30,	September 30,	September 30,	September 30,
	March 31, 2011		September 30, 2010
	Balance sheet location	Fair value	Balance sheet location	Fair value
	(in millions)

Liability derivatives:
Derivatives designated as hedging instruments:
Natural gas swaps	Other current liabilities	$—	Other current liabilities	$0.1

		$—		$0.1

Note 7. Retirement Plans

The components of net periodic benefit cost for defined benefit pension plans and other postretirement benefit plans are as follows.

	September 30,	September 30,	September 30,	September 30,
	Defined benefit pension plans
	Three months ended March 31,		Six months ended March 31,
	2011	2010	2011	2010
	(in millions)

Components of net periodic benefit cost:
Service cost	$0.6	$1.1	$1.5	$2.2
Interest cost	7.5	5.2	12.8	10.4
Expected return on plan assets	(8.2)	(5.5)	(14.0)	(11.0)
Amortization of prior service cost	0.2	0.2	0.3	0.4
Amortization of net loss	1.7	2.4	3.6	4.8
Loss due to settlement or curtailment	0.7	2.6	0.7	2.6

	$2.5	$6.0	$4.9	$9.4

	September 30,	September 30,	September 30,	September 30,
	Other postretirement benefit plans
	Three months ended March 31,		Six months ended March 31,
	2011	2010	2011	2010
	(in millions)

Components of net periodic benefit gain:
Service cost	$—	$0.1	$—	$0.1
Interest cost	—	0.1	0.1	0.2
Amortization of prior service gain	(0.5)	(0.8)	(1.1)	(1.5)
Amortization of net gain	(0.4)	(0.3)	(0.7)	(0.6)
Gain due to settlement or curtailment	—	(0.6)	—	(0.6)

	$(0.9)	$(1.5)	$(1.7)	$(2.4)

The amortization of unrecognized prior service cost or gain and of actuarial net losses or gains, net of tax, are recorded as components of accumulated other comprehensive loss. We recorded decreases to accumulated other comprehensive loss of $1.3 million and $1.9 million during the six months ended March 31, 2011 and 2010, respectively.

In the quarter ended March 31, 2011, we froze the participation of new entrants into our pension plan for most U.S. Pipe employees. This amendment decreased our pension and postretirement benefit liabilities by $30.6 million and $1.8 million, respectively, and resulted in an after-tax decrease in accumulated other comprehensive loss of $19.7 million. We also recorded a pension plan curtailment expense of $0.7 million.

In February 2010, we announced our intent to close U.S. Pipe’s North Birmingham facility. In connection with this closure, we recorded pension curtailment expense of $2.6 million and an other postretirement benefit plan curtailment gain of $0.6 million, which were included in restructuring charges for the quarter ended March 31, 2010.

We expect to contribute approximately $23 million to our pension plans during 2011, of which we paid $15.3 million in the six months ended March 31, 2011. In April 2011, we made another contribution of $4.0 million to our pension plans. We also expect to contribute approximately $0.7 million to our other postretirement benefit plans in 2011.

Note 8. Stock-based Compensation Plans

We granted equity awards under our Mueller Water Products, Inc. Amended and Restated 2006 Stock Incentive Plan and Mueller Water Products, Inc. 2006 Employee Stock Purchase Plan during the six months ended March 31, 2011 as follows.

	September 30,	September 30,	September 30,
	Number of instruments	Weighted average fair value per instrument	Total fair value
	(in millions, except per instrument value)

Quarter ended December 31, 2010:
Restricted stock units	0.8	$3.51	$2.9
Non-qualified stock options	1.4	1.17	1.6
Employee stock purchase plan instruments	0.1	2.59	0.3

Quarter ended March 31, 2011:
Restricted stock units	0.2	4.21	0.7
Non-qualified stock options	0.1	1.56	0.2
Employee stock purchase plan instruments	0.1	3.65	0.3

	2.7		$6.0

We recorded stock-based compensation expense of $2.2 million and $4.1 million in the quarter and six months ended March 31, 2011, respectively. At March 31, 2011, there was approximately $7.6 million of unrecognized compensation expense related to stock awards.

We recorded net losses in the quarter and six months ended March 31, 2011 and 2010. Because the effect of including normally dilutive securities in the earnings per share calculation would have been antidilutive, all stock-based compensation instruments were excluded from the calculations of diluted net loss per share for the quarter and six months ended March 31, 2011 and 2010.

Note 9. Supplemental Balance Sheet Information

Selected supplemental balance sheet information is presented below.

	September 30,	September 30,
	March 31, 2011	September 30, 2010
	(in millions)

Inventories:
Purchased materials and manufactured parts	$31.3	$41.6
Work in process	88.9	77.0
Finished goods	152.1	149.8

	$272.3	$268.4

Other current assets:
Income taxes	$23.5	$12.2
Maintenance and repair tooling	31.4	30.9
Other	7.8	8.4

	$62.7	$51.5

Property, plant and equipment, net:
Land	$22.9	$22.8
Buildings	91.1	89.2
Machinery and equipment	546.5	540.7
Construction in progress	12.0	13.7

	672.5	666.4
Accumulated depreciation	(419.1)	(402.0)

	$253.4	$264.4

Other current liabilities:
Compensation and benefits	$31.2	$40.4
Interest	13.0	12.8
Rebates	9.9	13.4
Taxes other than income taxes	5.4	6.1
Warranty	3.2	4.5
Income taxes	2.4	3.5
Restructuring	1.2	0.8
Severance	0.6	0.3
Environmental	0.3	0.3
Other	7.7	7.7

	$74.9	$89.8

Note 10. Comprehensive Loss

Comprehensive income (loss) in the quarter and six months ended March 31 is presented below.

	September 30,	September 30,	September 30,	September 30,
	Three months ended March 31,		Six months ended March 31,
	2011	2010	2011	2010
	(in millions)

Net loss	$(13.7)	$(23.7)	$(25.8)	$(34.4)
Other comprehensive income (loss):
Unrecognized gain on derivatives	—	3.0	—	4.7
Income tax effects	—	(1.2)	—	(1.8)
Amortization of interest expense on terminated swap contracts	2.0	(4.7)	3.9	(4.7)
Income tax effects	(0.8)	1.8	(1.5)	1.8

	1.2	(1.1)	2.4	—

Foreign currency translation	1.5	2.1	3.2	4.6

Minimum pension liability	33.3	1.6	34.4	3.2
Income tax effects	(13.0)	(0.6)	(13.4)	(1.3)
Other	—	—	(0.3)	—

	20.3	1.0	20.7	1.9

	$9.3	$(21.7)	$0.5	$(27.9)

Accumulated other comprehensive loss is presented below.

	September 30,	September 30,
	March 31, 2011	September 30, 2010
	(in millions)

Net unrecognized loss on derivatives	$(5.5)	$(7.9)
Foreign currency translation	10.6	7.4
Minimum pension liability	(49.0)	(69.7)

	$(43.9)	$(70.2)

Note 11. Segment Information

Segment assets consist primarily of receivables, inventories, property, plant and equipment and intangible assets. Summarized financial information for our segments is presented below.

	September 30,	September 30,	September 30,	September 30,
	Three months ended March 31,		Six months ended March 31,
	2011	2010	2011	2010
	(in millions)

Net sales, excluding intersegment sales:
Mueller Co.	$148.9	$141.2	$278.7	$274.5
U.S. Pipe	75.8	83.0	150.2	162.7
Anvil	86.6	77.6	170.0	177.7

	$311.3	$301.8	$598.9	$614.9

Intersegment sales:
Mueller Co.	$2.5	$3.5	$4.6	$7.4
U.S. Pipe	0.1	0.3	0.1	0.7
Anvil	0.1	0.1	0.1	0.3

	$2.7	$3.9	$4.8	$8.4

Depreciation and amortization:
Mueller Co.	$12.2	$12.5	$23.9	$24.9
U.S. Pipe	4.7	5.0	9.2	9.4
Anvil	3.5	3.7	7.2	7.6
Corporate	0.2	0.2	0.4	0.3

	$20.6	$21.4	$40.7	$42.2

Restructuring:
Mueller Co.	$0.6	$—	$1.0	$0.1
U.S. Pipe	1.0	10.4	1.9	10.7
Anvil	0.5	0.1	1.1	0.1

	$2.1	$10.5	$4.0	$10.9

Income (loss) from operations:
Mueller Co.	$9.9	$9.7	$18.3	$25.6
U.S. Pipe	(16.7)	(30.0)	(27.0)	(42.2)
Anvil	6.4	5.9	12.3	10.4
Corporate	(6.5)	(8.5)	(14.8)	(16.4)

	$(6.9)	$(22.9)	$(11.2)	$(22.6)

Capital expenditures:
Mueller Co.	$3.7	$3.4	$6.9	$7.1
U.S. Pipe	2.8	1.3	4.2	5.3
Anvil	1.2	1.1	2.6	2.1
Corporate	0.1	0.1	0.5	0.1

	$7.8	$5.9	$14.2	$14.6

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

In September 1987, U.S. Pipe implemented an Administrative Consent Order (“ACO”) for its Burlington, New Jersey property, which was required under the New Jersey Environmental Cleanup Responsibility Act (now known as the Industrial Site Recovery Act). The ACO required soil and ground-water cleanup, and U.S. Pipe has completed, and received final approval on, the soil cleanup required by the ACO. U.S. Pipe continues to address ground-water issues as well as issues associated with the demolition of its former manufacturing facilities at this site. Further remediation could be required. Long-term ground-water monitoring may also be required, but we do not know how long such monitoring may be required, and do not believe monitoring or further remediation costs, if any, will have a material adverse effect on our financial condition or results of operations.

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

U.S. Pipe and the other settling defendants contend that the legal effect of the AOC extinguishes Solutia’s claims for contribution and cost recovery and they filed a motion for summary judgment to that effect. The district court granted the motion for summary judgment as to contribution claims in June 2008 and as to cost recovery claims in July 2010. The plaintiffs have appealed the grant of summary judgment to the Eleventh Circuit Court of Appeals. In February 2011, the court issued a jurisdictional question with regard to the appeal; U.S. Pipe submitted its position on the jurisdictional question in March 2011. We continue to have no basis to form a view with respect to the probability or amount of liability in this matter.

On July 13, 2010, Rohcan Investments Limited (“Rohcan”), the former owner of property leased by Mueller Canada Ltd. and located in Milton, Ontario, filed suit against Mueller Canada Ltd. and its directors seeking C$10 million in damages arising from the defendants’ alleged environmental contamination of the property and breach of lease. Mueller Canada Ltd. leased the property from 1988 through 2008. We are pursuing indemnification from a former owner for certain potential liabilities that might arise from this lawsuit. We have no basis to form a view with respect to the probability or amount of liability in this matter.

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

Environmental advocacy groups, relying on standards established by California’s Proposition 65, are seeking to eliminate or reduce the content of lead in water infrastructure products offered for sale in California and other jurisdictions. Some of our subsidiaries previously entered into settlement agreements with environmental advocacy groups to modify products or offer substitutes for sale in California. California Assembly Bill No. 1953 redefined, as of January 1, 2010, the term “lead free” to refer to a weighted average lead content of the wetted surface area of pipes, fittings and fixtures of not more than 0.25%. Mueller Co. ceased shipments of brass products not complying with this standard to customers in California in 2009. Legislation to substantially restrict lead content in water infrastructure products has also been introduced in the U.S. Congress. Congress or state jurisdictions may enact similar legislation to restrict the content of lead in products, which could require us to incur additional costs to modify our products. Although Mueller Co. now produces “lead free” brass products, most of Mueller Co.’s brass products contain small amounts of lead.

Some of our subsidiaries have been named as defendants in asbestos-related lawsuits. We do not believe these lawsuits, either individually or in the aggregate, are material to our consolidated financial position or results of operations.

Note 13. Subsequent Events

On April 27, 2011, we declared a dividend of $0.0175 per share on our common stock, payable on May 20, 2011 to stockholders of record at the close of business on May 10, 2011.

We announced on May 2, 2011 that our board of directors, after considering many factors, has authorized the exploration of a variety of alternatives for U.S. Pipe, including strategic alternatives such as the sale of a controlling interest in that business to a third party, a joint venture with a third party or other financial or structural alternatives, both domestic and international.

No decision has been made at this time to enter into any transaction and there can be no assurance that the exploration of alternatives will result in a transaction or as to the terms, conditions or timetable of any such transaction.

The operations at our facilities in Albertville, Alabama and Cleveland, Tennessee were interrupted by the severe storms in the southeastern United States on April 27, 2011. The most significant impacts related to lost electrical power. Production capacity at Albertville may be limited for up to several weeks. We are in the process of determining the extent of any damages caused by these storms that may be covered by insurance.

Note 14. Consolidating Guarantor and Non-Guarantor Financial Information

Certain of our wholly-owned U.S. subsidiaries, both direct and indirect, (the “Guarantor Companies”) guarantee the Senior Unsecured Notes and the Senior Subordinated Notes. None of our other subsidiaries guarantee these notes. Each of the guarantees is joint and several and full and unconditional. The Guarantor Companies at March 31, 2011 are presented below.

September 30,
Name	State of incorporation or organization

Anvil 1, LLC	Delaware
Anvil 2, LLC	Delaware
Anvil International, LP	Delaware
AnvilStar, LLC	Delaware
Echologics, LLC	Delaware
Fast Fabricators, LLC	Delaware
Henry Pratt Company, LLC	Delaware
Henry Pratt International, LLC	Delaware
Hersey Meters Co., LLC	Delaware
Hunt Industries, LLC	Delaware
Hydro Gate, LLC	Delaware
J.B. Smith Mfg. Co., LLC	Delaware
James Jones Company, LLC	Delaware
MCO 1, LLC	Alabama
MCO 2, LLC	Alabama
Milliken Valve, LLC	Delaware
Mueller Co. Ltd.	Alabama
Mueller Financial Services, LLC	Delaware
Mueller Group, LLC	Delaware
Mueller Group Co-Issuer, Inc.	Delaware
Mueller International, L.L.C.	Delaware
Mueller International Finance, L.L.C.	Delaware
Mueller Service California, Inc.	Delaware
Mueller Service Co., LLC	Delaware
Mueller Systems, LLC	Delaware
United States Pipe and Foundry Company, LLC	Alabama
U.S. Pipe Valve & Hydrant, LLC	Delaware

Mueller Water Products, Inc. and Subsidiaries

Consolidating Balance Sheet

March 31, 2011

	September 30,	September 30,	September 30,	September 30,	September 30,
	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
	(in millions)

Assets:
Cash and cash equivalents	$32.1	$(1.9)	$13.6	$—	$43.8
Receivables	0.1	184.7	17.2	—	202.0
Inventories	—	252.0	20.3	—	272.3
Deferred income taxes	31.0	—	0.6	—	31.6
Other current assets	25.6	35.5	1.6	—	62.7

Total current assets	88.8	470.3	53.3	—	612.4

Property, plant and equipment	2.1	241.3	10.0	—	253.4
Identifiable intangible assets	—	617.5	7.4	—	624.9
Other noncurrent assets	28.9	3.2	2.4	—	34.5
Investment in subsidiaries	(6.0)	28.8	—	(22.8)	—

Total assets	$113.8	$1,361.1	$73.1	$(22.8)	$1,525.2

Liabilities and equity:
Current portion of debt	$—	$0.7	$—	$—	$0.7
Accounts payable	5.0	94.4	6.2	—	105.6
Other current liabilities	24.8	48.4	1.7	—	74.9

Total current liabilities	29.8	143.5	7.9	—	181.2

Long-term debt	690.8	1.0	—	—	691.8
Deferred income taxes	173.8	—	0.9	—	174.7
Other noncurrent liabilities	8.4	63.9	0.4	—	72.7
Intercompany accounts	(1,193.8)	1,158.7	35.1	—	—

Total liabilities	(291.0)	1,367.1	44.3	—	1,120.4

Equity	404.8	(6.0)	28.8	(22.8)	404.8

Total liabilities and equity	$113.8	$1,361.1	$73.1	$(22.8)	$1,525.2

Mueller Water Products, Inc. and Subsidiaries

Consolidating Balance Sheet

September 30, 2010

	September 30,	September 30,	September 30,	September 30,	September 30,
	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
	(in millions)

Assets:
Cash and cash equivalents	$50.8	$(1.9)	$34.8	$—	$83.7
Receivables	0.1	184.9	17.5	—	202.5
Inventories	—	250.9	17.5	—	268.4
Deferred income taxes	29.5	—	0.8	—	30.3
Other current assets	15.6	34.5	1.4	—	51.5

Total current assets	96.0	468.4	72.0	—	636.4

Property, plant and equipment	2.0	252.4	10.0	—	264.4
Identifiable intangible assets	—	632.4	—	—	632.4
Other noncurrent assets	31.2	2.5	1.3	—	35.0
Investment in subsidiaries	(14.1)	23.4	—	(9.3)	—

Total assets	$115.1	$1,379.1	$83.3	$(9.3)	$1,568.2

Liabilities and equity:
Current portion of debt	$—	$0.7	$—	$—	$0.7
Accounts payable	5.6	82.4	5.2	—	93.2
Other current liabilities	22.9	60.7	6.2	—	89.8

Total current liabilities	28.5	143.8	11.4	—	183.7

Long-term debt	690.6	0.9	—	—	691.5
Deferred income taxes	164.5	—	1.0	—	165.5
Other noncurrent liabilities	11.0	110.9	0.3	—	122.2
Intercompany accounts	(1,184.8)	1,137.6	47.2	—	—

Total liabilities	(290.2)	1,393.2	59.9	—	1,162.9

Equity	405.3	(14.1)	23.4	(9.3)	405.3

Total liabilities and equity	$115.1	$1,379.1	$83.3	$(9.3)	$1,568.2

Mueller Water Products, Inc. and Subsidiaries

Consolidating Statement of Operations

Three Months Ended March 31, 2011

	September 30,	September 30,	September 30,	September 30,	September 30,
	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
	(in millions)

Net sales	$—	$284.7	$26.6	$—	$311.3
Cost of sales	(0.1)	238.2	23.2	—	261.3

Gross profit	0.1	46.5	3.4	—	50.0

Operating expenses:
Selling, general and administrative	6.4	45.2	3.2	—	54.8
Restructuring	—	1.8	0.3	—	2.1

Total operating expenses	6.4	47.0	3.5	—	56.9

Loss from operations	(6.3)	(0.5)	(0.1)	—	(6.9)
Interest expense, net	16.3	—	—	—	16.3

Loss before income taxes	(22.6)	(0.5)	(0.1)	—	(23.2)

Income tax benefit	(9.2)	(0.3)	—	—	(9.5)
Equity in loss of subsidiaries	(0.3)	(0.1)	—	0.4	—

Net loss	$(13.7)	$(0.3)	$(0.1)	$0.4	$(13.7)

Mueller Water Products, Inc. and Subsidiaries

Consolidating Statement of Operations

Six Months Ended March 31, 2011

	September 30,	September 30,	September 30,	September 30,	September 30,
	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
	(in millions)

Net sales	$—	$545.9	$53.0	$—	$598.9
Cost of sales	(0.1)	452.8	46.6	—	499.3

Gross profit	0.1	93.1	6.4	—	99.6

Operating expenses:
Selling, general and administrative	15.0	86.8	5.0	—	106.8
Restructuring	—	3.7	0.3	—	4.0

Total operating expenses	15.0	90.5	5.3	—	110.8

Income (loss) from operations	(14.9)	2.6	1.1	—	(11.2)
Interest expense, net	32.2	—	—	—	32.2

Income (loss) before income taxes	(47.1)	2.6	1.1	—	(43.4)

Income tax expense (benefit)	(19.0)	1.0	0.4	—	(17.6)
Equity in income of subsidiaries	2.3	0.7	—	(3.0)	—

Net income (loss)	$(25.8)	$2.3	$0.7	$(3.0)	$(25.8)

Mueller Water Products, Inc. and Subsidiaries

Consolidating Statement of Operations

Three Months Ended March 31, 2010

	September 30,	September 30,	September 30,	September 30,	September 30,
	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
	(in millions)

Net sales	$—	$279.6	$22.2	$—	$301.8
Cost of sales	—	244.0	19.6	—	263.6

Gross profit	—	35.6	2.6	—	38.2

Operating expenses:
Selling, general and administrative	8.5	44.0	(1.9)	—	50.6
Restructuring	—	10.3	0.2	—	10.5

Total operating expenses	8.5	54.3	(1.7)	—	61.1

Income (loss) from operations	(8.5)	(18.7)	4.3	—	(22.9)
Interest expense, net	14.7	0.1	—	—	14.8
Loss on early extinguishment of debt	0.5	—	—	—	0.5

Income (loss) before income taxes	(23.7)	(18.8)	4.3	—	(38.2)

Income tax expense (benefit)	(8.9)	(7.1)	1.5	—	(14.5)
Equity in income (loss) of subsidiaries	(8.9)	2.8	—	6.1	—

Net income (loss)	$(23.7)	$(8.9)	$2.8	$6.1	$(23.7)

Mueller Water Products, Inc. and Subsidiaries

Consolidating Statement of Operations

Six Months Ended March 31, 2010

	September 30,	September 30,	September 30,	September 30,	September 30,
	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
	(in millions)

Net sales	$—	$538.2	$76.7	$—	$614.9
Cost of sales	—	453.9	66.9	—	520.8

Gross profit	—	84.3	9.8	—	94.1

Operating expenses:
Selling, general and administrative	16.3	84.7	4.8	—	105.8
Restructuring	—	10.7	0.2	—	10.9

Total operating expenses	16.3	95.4	5.0	—	116.7

Income (loss) from operations	(16.3)	(11.1)	4.8	—	(22.6)
Interest expense, net	31.5	0.1	—	—	31.6
Loss on early extinguishment of debt	0.5	—	—	—	0.5

Income (loss) before income taxes	(48.3)	(11.2)	4.8	—	(54.7)

Income tax expense (benefit)	(17.7)	(4.3)	1.7	—	(20.3)
Equity in income (loss) of subsidiaries	(3.8)	3.1	—	0.7	—

Net income (loss)	$(34.4)	$(3.8)	$3.1	$0.7	$(34.4)

Mueller Water Products, Inc. and Subsidiaries

Consolidating Statement of Cash Flows

Six Months Ended March 31, 2011

	September 30,	September 30,	September 30,	September 30,	September 30,
	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
	(in millions)

Operating activities:
Net cash provided by (used in) operating activities	$(12.8)	$12.4	$(14.4)	$—	$(14.8)

Investing activities:
Capital expenditures	(0.5)	(13.5)	(0.2)	—	(14.2)
Acquisition of business, net of cash acquired	—	—	(7.9)	—	(7.9)
Proceeds from sales of assets	—	0.8	—	—	0.8

Net cash used in investing activities	(0.5)	(12.7)	(8.1)	—	(21.3)

Financing activities:
Increase in outstanding checks	—	0.2	—	—	0.2
Debt borrowings	—	0.1	—	—	0.1
Payment of deferred financing fees	(0.3)	—	—	—	(0.3)
Common stock issued	0.3	—	—	—	0.3
Dividends paid	(5.4)	—	—	—	(5.4)

Net cash provided by (used in) financing activities	(5.4)	0.3	—	—	(5.1)

Effect of currency exchange rate changes on cash	—	—	1.3	—	1.3

Net change in cash and cash equivalents	(18.7)	—	(21.2)	—	(39.9)
Cash and cash equivalents at beginning of period	50.8	(1.9)	34.8	—	83.7

Cash and cash equivalents at end of period	$32.1	$(1.9)	$13.6	$—	$43.8

Mueller Water Products, Inc. and Subsidiaries

Consolidating Statement of Cash Flows

Six Months Ended March 31, 2010

	September 30,	September 30,	September 30,	September 30,	September 30,
	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
	(in millions)

Operating activities:
Net cash provided by (used in) operating activities	$59.9	$(47.0)	$31.4	$—	$44.3

Investing activities:
Capital expenditures	(0.1)	(14.3)	(0.2)	—	(14.6)
Proceeds from sales of assets	—	60.2	—	—	60.2

Net cash provided by (used in) investing activities	(0.1)	45.9	(0.2)	—	45.6

Financing activities:
Increase in outstanding checks	—	1.5	—	—	1.5
Debt paid and repurchased	(45.3)	—	—	—	(45.3)
Common stock issued	0.6	—	—	—	0.6
Dividends paid	(5.5)	—	—	—	(5.5)

Net cash provided by (used in) financing activities	(50.2)	1.5	—	—	(48.7)

Effect of currency exchange rate changes on cash	—	—	1.9	—	1.9

Net change in cash and cash equivalents	9.6	0.4	33.1	—	43.1
Cash and cash equivalents at beginning of period	41.7	(0.2)	20.0	—	61.5

Cash and cash equivalents at end of period	$51.3	$0.2	$53.1	$—	$104.6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto that appear in the Company’s Annual Report on Form 10-K for the year ended September 30, 2010 and with the condensed consolidated financial statements that appear elsewhere in this report. This report contains certain statements that may be deemed “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended. All statements that address activities, events or developments that the Company’s management intends, expects, plans, projects, believes or anticipates will or may occur in the future are forward-looking statements. Such statements are based on certain assumptions and assessments made by management in light of their experience and their perception of historical trends, current conditions and expected future developments. Actual results and the timing of events may differ materially from those projected in such forward-looking statements due to a number of factors, including those set forth in the section entitled “RISK FACTORS” in Item 1A of the Annual Report on Form 10-K.

Mueller Water Products, Inc., a Delaware corporation, together with its consolidated subsidiaries, operates in three business segments: Mueller Co., U.S. Pipe and Anvil. Mueller Co. manufactures and sells fire hydrants and various valves and related products used in residential water and gas systems. U.S. Pipe manufactures and sells a broad line of ductile iron pipe, joint restraint products, fittings and other products. Anvil manufactures and sells a variety of pipe fittings, couplings, pipe hangers, pipe nipples and related products.

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

Business Developments and Trends

Most of the net sales of Mueller Co. and U.S. Pipe are for water infrastructure related directly to municipal spending and residential construction activity in the United States. Anvil sells primarily to non-residential construction businesses in the United States.

Spending growth on water infrastructure by municipalities is based on the condition of their infrastructure systems, their overall fiscal condition, the availability of additional capital from the issuance of debt, higher tax rates or increased water rates. In a recovering economy, municipalities may find it challenging to increase tax or water rates.

Within our end markets, we have seen little change with residential construction activity in the near term since September 30, 2010. Annualized housing starts in calendar 2011 are independently forecast to be about 0.7 million units, which is less than half of the 50-year average of about 1.5 million units per year. Based on these forecasts of housing starts, we do not expect substantial near-term recovery in residential construction, and we expect our related sales growth within our water infrastructure businesses to lag any recovery in the residential construction market.

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

We expect capacity utilization to increase in the second half of 2011 as compared to the second half of 2010. We adjust our production activities in response to evolving business conditions and we expect to take additional steps to improve financial results.

We have experienced raw material cost increases in all segments, and we believe these cost increases may persist in the remainder of 2011. Mueller Co. experienced a 24% increase in the average cost of brass ingots purchased and an 21% increase in the average cost per ton of scrap steel purchased in the quarter ended March 31, 2011 compared to the prior year period. U. S. Pipe’s average scrap iron cost per ton purchased during the quarter ended March 31, 2011 was 27% higher than the prior year period, and Anvil experienced a 28% increase in the average cost per ton of scrap steel purchased in the quarter ended March 31, 2011 compared to the prior year period.

We have increased sales prices to offset these cost increases, and we anticipate maintaining higher year-over-year prices for the remainder of 2011. U.S. Pipe experienced a 15% increase in the average sale price per ton of ductile iron pipe in the quarter ended March 31, 2011 compared to the prior year period. Mueller Co. and Anvil net sales also benefitted from sale price increases.

Our actuaries will perform an analysis of the funded status of our U.S. pension plan as of January 1, 2011 for purposes of determining funding thresholds under provisions of the Pension Protection Act of 2006. A significant portion of the assets invested in our defined benefit pension plans is invested in equity securities. If market conditions require us to lower our estimated rate of return on these assets, pension expense may increase and we may need to increase our contributions to these plans. We expect to contribute approximately $23 million to our pension plans during 2011, of which we paid $15.3 million in the six months ended March 31, 2011. In April 2011, we made another contribution of $4.0 million to our pension plans.

We announced on May 2, 2011 that our board of directors, after considering many factors, has authorized the exploration of a variety of alternatives for U.S. Pipe, including strategic alternatives such as the sale of a controlling interest in that business to a third party, a joint venture with a third party or other financial or structural alternatives, both domestic and international.

No decision has been made at this time to enter into any transaction and there can be no assurance that the exploration of alternatives will result in a transaction or as to the terms, conditions or timetable of any such transaction.

The operations at our facilities in Albertville, Alabama and Cleveland, Tennessee were interrupted by the severe storms in the southeastern United States on April 27, 2011. The most significant impacts related to lost electrical power. Production capacity at Albertville may be limited for up to several weeks. We are in the process of determining the extent of any damages caused by these storms that may be covered by insurance.

Results of Operations

Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

	September 30,	September 30,	September 30,	September 30,	September 30,
	Three months ended March 31, 2011
	Mueller Co.	U.S. Pipe	Anvil	Corporate	Total
	(in millions)

Net sales	$148.9	$75.8	$86.6	$—	$311.3

Gross profit (loss)	$33.8	$(8.1)	$24.4	$(0.1)	$50.0

Operating expenses:
Selling, general and administrative	23.3	7.6	17.5	6.4	54.8
Restructuring	0.6	1.0	0.5	—	2.1

Total operating expenses	23.9	8.6	18.0	6.4	56.9

Income (loss) from operations	$9.9	$(16.7)	$6.4	$(6.5)	(6.9)

Interest expense, net					16.3

Loss before income taxes					(23.2)
Income tax benefit					(9.5)

Net loss					$(13.7)

	September 30,	September 30,	September 30,	September 30,	September 30,
	Three months ended March 31, 2010
	Mueller Co.	U.S. Pipe	Anvil	Corporate	Total
	(in millions)

Net sales	$141.2	$83.0	$77.6	$—	$301.8

Gross profit (loss)	$32.2	$(12.9)	$18.9	$—	$38.2

Operating expenses:
Selling, general and administrative	22.5	6.7	12.9	8.5	50.6
Restructuring	—	10.4	0.1	—	10.5

Total operating expenses	22.5	17.1	13.0	8.5	61.1

Income (loss) from operations	$9.7	$(30.0)	$5.9	$(8.5)	(22.9)

Interest expense, net					14.8
Loss on early extinguishment of debt					0.5

Loss before income taxes					(38.2)
Income tax benefit					(14.5)

Net loss					$(23.7)

Consolidated Analysis

Net sales for the quarter ended March 31, 2011 increased to $311.3 million from $301.8 million in the prior year period. Net sales increased $13.9 million due to higher pricing across all three business segments and $0.9 million due to favorable Canadian currency exchange rates, partially offset by $5.1 million of net lower shipment volumes. U.S. Pipe had lower shipment volumes.

Gross profit for the quarter ended March 31, 2011 increased to $50.0 million from $38.2 million in the prior year period. Gross profit increased $13.9 million due to higher sales pricing and $9.5 million due to manufacturing and other cost savings. These increases were partially offset by $11.2 million of higher raw material costs. Gross margin increased to 16.1% in the quarter ended March 31, 2011 compared to 12.7% in the prior year period. Gross margin increased primarily due to cost savings across all three segments and lower shipment volumes at U.S. Pipe.

Selling, general and administrative expenses in the quarter ended March 31, 2011 increased to $54.8 million from $50.6 million in the prior year period. Selling, general and administrative expenses in the quarter ended March 31, 2010 were offset by a gain of $3.1 million from the sale of Anvil’s Canadian distribution business.

In the quarters ended March 31, 2011 and 2010, we recorded restructuring charges of $2.1 million and $10.5 million, respectively, related primarily to closure activities. Last year’s charges related primarily to closing U.S. Pipe’s North Birmingham facility.

Interest expense, net was $16.3 million in the quarter ended March 31, 2011 compared to $14.8 million in the prior year period. The components of interest expense, net are detailed below.

	September 30,	September 30,
	Three months ended March 31,
	2011	2010
	(in millions)
7 3/8% Senior Subordinated Notes	$7.8	$7.8
8 3/4% Senior Unsecured Notes	5.0	—
2007 Credit Agreement, including swap contracts	—	6.2
ABL Agreement	0.4	—
Deferred expense on certain terminated interest rate swap contracts	—	(4.7)
Terminated interest rate swap contracts	2.0	3.9
Deferred financing fee amortization	0.6	0.7
Other interest expense	0.6	1.0

	16.4	14.9
Interest income	(0.1)	(0.1)

	$16.3	$14.8

Interest expense, net in the quarter ended March 31, 2011 increased $1.5 million compared to the prior year period. In the quarter ended March 31, 2011, interest expense included $2.0 million of amortization of certain terminated interest rate swap contracts that had been retained in accumulated other comprehensive loss and are being amortized to interest expense over the original life of the swap contracts, which would have matured at various dates through May 2012. In the quarter ended March 31, 2010, net interest expense included a benefit of $0.8 million related to the deferral of expenses from the termination of interest rate swap contracts in 2009. Excluding these swap contract items, net interest expense decreased by $1.3 million primarily due to a lower effective interest rate.

Segment Analysis

Mueller Co.

Net sales in the quarter ended March 31, 2011 increased to $148.9 million from $141.2 million in the prior year period. Net sales increased primarily due to $4.4 million of higher pricing and $2.4 million of higher shipment volumes.

Gross profit in the quarter ended March 31, 2011 increased to $33.8 million from $32.2 million in the prior year period. Gross profit increased due to $4.4 million of higher sales pricing, $0.9 million of higher shipment volumes and $0.6 million of manufacturing and other cost savings. These increases were substantially offset by $4.5 million of higher raw material costs. Gross margin stayed relatively flat at 22.7% in the quarter ended March 31, 2011 compared to 22.8% in the prior year period.

Excluding restructuring charges, income from operations in the quarter ended March 31, 2011 increased to $10.5 million compared to $9.7 million in the prior year period. Selling, general and administrative expenses were $0.8 million higher in the quarter ended March 31, 2011 compared to the prior year period. Expense associated with the development of our metering technology and our pipe condition assessment and leak detection businesses contributed to this increase.

U.S. Pipe

Net sales in the quarter ended March 31, 2011 decreased to $75.8 million from $83.0 million in the prior year period. Net sales decreased $14.0 million due to lower shipment volumes partially offset by $6.8 million of higher pricing.

Gross loss in the quarter ended March 31, 2011 improved by $4.8 million to a loss of $8.1 million from $12.9 million in the prior year period. Gross loss benefited from $6.8 million of higher sales pricing and $6.2 million of manufacturing and other cost savings. These factors were partially offset by $5.3 million of higher raw material costs and $2.9 million of lower shipment volumes. Gross loss margin improved to 10.7% in the quarter ended March 31,

2011 from 15.5% in the prior year period. Gross loss margin improved primarily due to manufacturing and other cost savings and higher sales pricing.

Restructuring charges were $1.0 million in the quarter ended March 31, 2011 compared to $10.4 million in the prior year period. Last year’s charges included $6.2 million of asset impairment and $4.4 million of employee-related and other charges related to closing the North Birmingham facility.

Excluding restructuring charges, the loss from operations improved by $3.9 million to $15.7 million in the quarter ended March 31, 2011 compared to $19.6 million in the prior year period. This improvement was due to $4.8 million of decreased gross loss offset by $0.9 million of higher selling, general and administrative expenses.

Anvil

Net sales in the quarter ended March 31, 2011 increased to $86.6 million from $77.6 million in the prior year period. Net sales increased $6.5 million due to higher shipment volumes and $2.7 million due to higher pricing.

Gross profit in the quarter ended March 31, 2011 increased to $24.4 million from $18.9 million in the prior year period. Gross profit increased $2.8 million due to manufacturing and other cost savings, $2.7 million from higher sales pricing and $1.8 million of higher shipment volumes partially offset by $1.4 million of higher raw material costs. Gross margin was 28.2% in the quarter ended March 31, 2011 compared to 24.4% in the prior year period. Gross margin improved primarily as a result of manufacturing and other cost savings and higher sales pricing.

Excluding restructuring charges, income from operations in the quarter ended March 31, 2011 increased to $6.9 million from $6.0 million in the prior year period. This increase was due to $5.5 million of higher gross profit substantially offset by $4.6 million of higher selling, general and administrative expenses. Selling, general and administrative expenses in the quarter ended March 31, 2010 were offset by a gain of $3.1 million from the sale of the Canadian distribution business.

Corporate

Selling, general and administrative expenses decreased to $6.4 million in the quarter ended March 31, 2011 from $8.5 million in the prior year period primarily due to lower professional fees and a franchise tax adjustment in the quarter ended March 31, 2011.

Six Months Ended March 31, 2011 Compared to the Six Months Ended March 31, 2010

	September 30,	September 30,	September 30,	September 30,	September 30,
	Six months ended March 31, 2011
	Mueller Co.	U.S. Pipe	Anvil	Corporate	Total
	(in millions)

Net sales	$278.7	$150.2	$170.0	$—	$598.9

Gross profit (loss)	$63.0	$(10.5)	$46.8	$0.3	$99.6

Operating expenses:
Selling, general and administrative	43.7	14.6	33.4	15.1	106.8
Restructuring	1.0	1.9	1.1	—	4.0

Total operating expenses	44.7	16.5	34.5	15.1	110.8

Income (loss) from operations	$18.3	$(27.0)	$12.3	$(14.8)	(11.2)

Interest expense, net					32.2

Loss before income taxes					(43.4)
Income tax benefit					(17.6)

Net loss					$(25.8)

	Six months ended March 31, 2010
	Mueller Co.	U.S. Pipe	Anvil	Corporate	Total
	(in millions)

Net sales	$274.5	$162.7	$177.7	$—	$614.9

Gross profit (loss)	$69.1	$(16.9)	$41.9	$—	$94.1

Operating expenses:
Selling, general and administrative	43.4	14.6	31.4	16.4	105.8
Restructuring	0.1	10.7	0.1	—	10.9

Total operating expenses	43.5	25.3	31.5	16.4	116.7

Income (loss) from operations	$25.6	$(42.2)	$10.4	$(16.4)	(22.6)

Interest expense, net					31.6
Loss on early extinguishment of debt					0.5

Loss before income taxes					(54.7)
Income tax benefit					(20.3)

Net loss					$(34.4)

Consolidated Analysis

Net sales for the six months ended March 31, 2011 decreased to $598.9 million from $614.9 million in the prior year period. Net sales increased $9.1 million excluding net sales of $25.1 million of two Anvil divested businesses for the six months ended March 31, 2010. Net sales increased $26.7 million due to higher pricing across all three business segments and $1.6 million of favorable Canadian currency exchange rates offset by $19.2 million of lower shipment volumes.

Gross profit for the six months ended March 31, 2011 increased to $99.6 million from $94.1 million in the prior year period. Gross profit increased $26.7 million due to higher sales pricing and $10.9 million due to manufacturing and other cost savings. These increases were substantially offset by $21.2 million of higher raw material costs, $6.5 million due to lower shipment volumes and the loss of $5.5 million of gross profit from the divested Anvil businesses.

Gross margin increased to 16.6% in the six months ended March 31, 2011 compared to 15.3% in the prior year period. Gross margin increased primarily due to manufacturing and other cost savings.

Selling, general and administrative expenses in the six months ended March 31, 2011 increased to $106.8 million from $105.8 million in the prior year period. Selling, general and administrative expenses in the six months ended March 31, 2010 were offset by gains totaling $4.7 million from the sale of two Anvil businesses. Excluding these gains, selling, general and administrative expenses declined primarily due to expenses related to Anvil’s divested businesses.

In the six months ended March 31, 2011 and 2010, restructuring charges of $4.0 million and $10.9 million, respectively, related primarily to closure activities. Last year’s charges related primarily to closing U.S. Pipe’s North Birmingham facility.

Interest expense, net was $32.2 million in the six months ended March 31, 2011 compared to $31.6 million in the prior year period. The components of interest expense, net are detailed below.

	September 30,	September 30,
	Six months ended March 31,
	2011	2010
	(in millions)

7 3/8% Senior Subordinated Notes	$15.5	$15.5
8 3/4% Senior Unsecured Notes	10.0	—
ABL Agreement	0.8	—
2007 Credit Agreement, including swap contracts	—	13.8
Terminated interest rate swap contracts	—	(4.7)
Expense on terminated interest rate swap contracts	3.9	3.9
Deferred financing fee amortization	1.2	1.5
Other interest expense	1.0	1.7

	32.4	31.7
Interest income	(0.2)	(0.1)

	$32.2	$31.6

Interest expense, net in the six months ended March 31, 2011 increased $0.6 million compared to the prior year period. In the six months ended March 31, 2011, interest expense included $3.9 million of amortization of certain terminated interest rate swap contracts that had been retained in accumulated other comprehensive loss and are being amortized to interest expense over the original life of the swap contracts, which would have matured at various dates through May 2012. In the six months ended March 31, 2010, net interest expense included a benefit of $0.8 million related to the deferral of expenses from the termination of interest rate swap contracts in 2009. Excluding these swap contract items, net interest expense decreased by $4.1 million primarily due to a lower effective interest rate.

Segment Analysis

Mueller Co.

Net sales in the six months ended March 31, 2011 increased to $278.7 million from $274.5 million in the prior year period. Net sales increased due to $8.1 million of higher pricing and $1.6 million of favorable Canadian currency exchange rates partially offset by $5.5 million of lower shipment volumes.

Gross profit in the six months ended March 31, 2011 decreased to $63.0 million from $69.1 million in the prior year period. Gross profit decreased $8.5 million due to higher raw material costs, $4.0 million due to higher manufacturing costs and $2.1 million due to lower shipment volumes. These decreases were partially offset by $8.1 million of higher sales pricing. Gross margin decreased to 22.6% in the six months ended March 31, 2011 compared to 25.2% in the prior year period. Gross margin decreased primarily due to higher raw material costs and higher manufacturing costs exceeding higher sales pricing.

Excluding restructuring charges, income from operations in the six months ended March 31, 2011 was $19.3 million compared to $25.7 million in the prior year period. This decrease was primarily due to decreased gross profit of $6.1 million and higher selling, general and administrative expenses of $0.3 million. Expenses associated with the development of our metering technology and our pipe condition assessment and leak detection businesses contributed to this increase.

U.S. Pipe

Net sales in the six months ended March 31, 2011 decreased to $150.2 million from $162.7 million in the prior year period. Net sales decreased $25.7 million due to lower shipment volumes partially offset by $13.2 million of higher pricing.

Gross loss in the six months ended March 31, 2011 improved by $6.4 million to a loss of $10.5 million from $16.9 million in the prior year period. Gross loss benefited from $13.2 million of higher sales pricing and $8.3 million of manufacturing and other cost savings. These factors were partially offset by $8.5 million of higher raw material costs and $6.6 million of lower shipment volumes. Gross loss margin improved to 7.0% in the six months ended March 31, 2011 from 10.4% in the prior year period. Gross loss margin improved primarily due to manufacturing and other cost savings and higher sales pricing.

Restructuring charges were $1.9 million in the six months ended March 31, 2011 compared to $10.7 million in the prior year period. Last year’s restructuring included $6.2 million of asset impairment and $4.4 million of employee-related and other charges related to closing the North Birmingham facility.

Excluding restructuring charges, the loss from operations improved by $6.4 million to $25.1 million in the six months ended March 31, 2011 compared to $31.5 million in the prior year period. This improvement was due to the reduced gross loss in the current year.

Anvil

Net sales in the six months ended March 31, 2011 decreased to $170.0 million from $177.7 million in the prior year period. Net sales increased $17.4 million excluding net sales of $25.1 million of two divested businesses for the six months ended March 31, 2010. Net sales increased $12.0 million due to higher shipment volumes and $5.4 million due to higher pricing.

Gross profit in the six months ended March 31, 2011 increased to $46.8 million from $41.9 million in the prior year period. Gross profit increased $6.3 million due to manufacturing and other cost savings, $5.4 million from higher sales pricing and $2.2 million from higher shipment volumes. These factors were partially offset by the loss of $5.5 million of gross profit from the divested businesses and $4.2 million of higher raw material costs. Gross margin was 27.5% in the six months ended March 31, 2011 compared to 23.6% in the prior year period. Gross margin improved primarily as a result of manufacturing and other cost savings.

Excluding restructuring charges, income from operations in the six months ended March 31, 2011 increased to $13.4 million from $10.5 million in the prior year period. Selling, general and administrative expenses in the six months ended March 31, 2010 were offset by gains totaling $4.7 million from the sale of two businesses. Excluding these gains, income from operations increased $7.6 million due to $4.9 million of higher gross profit and $2.7 million of lower selling, general and administrative expenses, primarily as a result of expenses related to the divested businesses.

Corporate

Selling, general and administrative expenses decreased to $15.1 million in the six months ended March 31, 2011 from $16.4 million in the prior year period primarily due to lower employee-related costs and a franchise tax adjustment that were partially offset by higher professional fees.

Liquidity and Capital Resources

We had cash and cash equivalents of $43.8 million and $128.8 million of borrowing capacity under our asset based lending agreement (the “ABL Agreement”) at March 31, 2011. Cash provided by (used in) operating activities is summarized below.

	September 30,	September 30,
	Six months ended March 31,
	2011	2010
	(in millions)

Cash activity:
Collections from customers	$600.5	$636.8
Disbursements, other than interest and income taxes	(583.8)	(586.8)
Interest payments, net	(27.3)	(32.5)
Income tax refunds (payments), net	(4.2)	26.8

	$(14.8)	$44.3

Collections of receivables were lower in the six months ended March 31, 2011 compared to the prior year period primarily due to lower year-over-year net sales and the timing of receipts from customers.

Income tax refunds, net, in the six months ended March 31, 2010 reflect the carryback of taxable losses to prior periods, which substantially exhausted available carryback opportunities.

Capital expenditures were $14.2 million during the six months ended March 31, 2011 compared to $14.6 million during the prior year period. Total 2010 capital expenditures were $32.8 million. 2011 capital expenditures are estimated to be between $36 million and $39 million.

Our actuaries will perform an analysis of the funded status of our U.S. pension plan as of January 1, 2011 for purposes of determining funding thresholds under provisions of the Pension Protection Act of 2006. A significant portion of the assets invested in our defined benefit pension plans is invested in equity securities. If market conditions require us to lower our estimated rate of return on these assets, pension expense may increase and we may need to increase our contributions to these plans. We expect to contribute approximately $23 million to our pension plans during 2011, of which we paid $15.3 million in the six months ended March 31, 2011. In April 2011, we made another contribution of $4.0 million to our pension plans.

We anticipate that our existing cash, cash equivalents and borrowing capacity combined with our expected operating cash flows will be sufficient to meet our anticipated operating expenses, capital expenditures, pension contributions and debt service obligations as they become due through March 31, 2012. However, our ability to make these payments will depend partly upon our future operating performance, which will be affected by regional, national or global political, economic, business, competitive, market and regulatory conditions and other factors beyond our control.

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

Borrowings under the ABL Agreement bear interest at a floating rate equal to LIBOR plus a margin ranging from 275 to 325 basis points, or a base rate, as defined in the ABL Agreement, plus a margin ranging from 175 to 225 basis points. At March 31, 2011, the applicable rate was LIBOR plus 300 basis points.

The ABL Agreement terminates in August 2015 and had outstanding borrowings of $49.0 million at March 31, 2011. We pay a commitment fee of 50 basis points for any unused borrowing capacity under the ABL Agreement.

Borrowings under the ABL Agreement are not subject to any financial maintenance covenants unless excess availability is less than the greater of $34 million and 12.5% of the aggregate commitments under the ABL Agreement. Excess availability as reduced by outstanding borrowings, outstanding letters of credit and accrued fees and expenses was $163.2 million at March 31, 2011.

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

8  3/4% Senior Unsecured Notes

We owed $225.0 million of principal of 8 3/4% Senior Unsecured Notes (“Senior Unsecured Notes”) at March 31, 2011. We pay interest on the Senior Unsecured Notes semi-annually and the principal is due in September 2020. We may redeem up to $22.5 million of the Senior Unsecured Notes at a redemption price of 103% plus accrued and unpaid interest once in each year ending September 1, 2011, 2012 and 2013. We may also redeem up to $78.8 million of the Senior Unsecured Notes at a redemption price of 108.75%, plus accrued and unpaid interest, with the net cash proceeds from certain equity offerings prior to September 2013, provided that at least $146.2 million remains outstanding immediately after such redemption. After August 2015, we may redeem the Senior Unsecured Notes at specified redemption prices plus accrued and unpaid interest. Upon a Change of Control (as defined in the indenture securing the Senior Unsecured Notes), we are required to offer to purchase the outstanding Senior Unsecured Notes at a purchase price of 101%, plus accrued and unpaid interest. The Senior Unsecured Notes are guaranteed by substantially all of our U.S. subsidiaries, but are subordinate to borrowings under the ABL Agreement.

7 3/8% Senior Subordinated Notes

We owed $420.0 million of principal of 7 3/8% Senior Subordinated Notes (“Senior Subordinated Notes”) at March 31, 2011. Interest on the Senior Subordinated Notes is payable semi-annually and the principal is due in June 2017. After May 2012, we may redeem any portion of the Senior Subordinated Notes at specified redemption prices plus accrued and unpaid interest. Upon a Change of Control (as defined in the indenture securing the Senior Subordinated Notes), we are required to offer to purchase the outstanding Senior Subordinated Notes at 101%, plus accrued and unpaid interest. The Senior Subordinated Notes are secured by the guarantees of substantially all of our U.S. subsidiaries, but are subordinate to the borrowings under the ABL Agreement and the Senior Unsecured Notes.

Credit Ratings

Our credit ratings issued by Moody’s and Standard & Poor’s were as follows.

	September 30,	September 30,	September 30,	September 30,
	March 31, 2011		September 30, 2010
	Moody’s	Standard & Poor’s	Moody’s	Standard & Poor’s

Corporate credit rating	B2	B	B2	B
ABL Agreement	Not rated	Not rated	Not rated	Not rated
8 3/4% Senior Unsecured Notes	B1	B+	B1	B+
7 3/8% Senior Subordinated Notes	B3	CCC+	B3	CCC+
Outlook	Stable	Stable	Stable	Stable

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

We use letters of credit and surety bonds in the ordinary course of business to ensure our performance of contractual obligations. At March 31, 2011, we had $38.7 million of letters of credit and $37.3 million of surety bonds outstanding.

Seasonality

Our business is dependent upon the construction industry, which is seasonal due to the impact of cold weather conditions. Net sales and operating income have historically been lowest in the quarterly periods ending December 31 and March 31 when the northern United States and all of Canada generally face weather conditions that restrict significant construction activity.

ITEM 3.	QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

Natural Gas Swap Contracts

We used natural gas swap contracts with a cumulative total notional amount of approximately 229,000 MMBtu at March 31, 2011 to hedge against cash flow variability arising from changes in natural gas prices in conjunction with our anticipated purchases of natural gas through September 2011. These swap contracts fix the rate on portions of our natural gas purchases to $4.43 per MMBtu. We account for these swap contracts as effective hedges. Additional cost of sales associated with settlements under these swap contracts was immaterial during the six months ended March 31, 2011. The fair value of these natural gas swap contracts was immaterial at March 31, 2011.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

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

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this quarterly report. Based on this evaluation, those officers have concluded that our disclosure controls and procedures were effective at March 31, 2011.

There have been no significant changes in our internal procedures that significantly affected, or are reasonably likely to affect, our disclosure controls during the quarter ended March 31, 2011.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

Refer to the information provided in Note 12 to the notes to the condensed consolidated financial statements presented in Item 1 of Part I of this report.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, including the risks disclosed below, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2010, each of which could materially affect our business, financial condition or operating results. These described risks are not the only risks facing us. Additional risks and uncertainties not known to us or that we deem to be immaterial also may materially adversely affect our business, financial condition or operating results. There have been no material changes to the risk factors disclosed in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended September 30, 2010, except as follows:

Potential international business opportunities may expose us to additional risks.

A part of our growth strategy depends on us expanding internationally. Although net sales outside of the United States and Canada have historically accounted for a small percentage of our total net sales, we expect to increase our level of business activity outside of the United States and Canada over the next few years. Some countries that present good business opportunities also face political and economic instability and vulnerability to infrastructure and other disruptions. Seeking to expand our business internationally exposes the Company to additional risks, which include political and economic uncertainties, currency fluctuations, changes in local business conditions and national and international conflicts. We also face the potential risks that arise from staffing, monitoring and managing international operations.

In addition, compliance with the laws and regulations of multiple international jurisdictions increases our cost of doing business. International operations also are subject to more numerous anti-corruption laws and anti-competition regulations, among others. Violations of these laws and regulations could result in fines and penalties, criminal sanctions against the Company, our officers or our employees, prohibitions on the conduct of our business and on our ability to offer our products and services in one or more countries, and could also materially affect our brands, our international expansion efforts, our businesses and our operating results.

Our decision to explore a variety of alternatives at U.S. Pipe may not successfully result in a transaction.

We announced on May 2, 2011 that our board of directors, after considering many factors, has authorized the exploration of a variety of alternatives for U.S. Pipe, including strategic alternatives such as the sale of a controlling interest in that business to a third party, a joint venture with a third party or other financial or structural alternatives, both domestic and international. The process to explore these alternatives is subject to a number of uncertainties, some of which are not in our control. As a result, we cannot assure you that the process will result in a transaction or, if it does, that it would occur within any specified period of time. Even if the process results in a transaction, we cannot predict how the market price of our common stock would be affected by the announcement of the transaction. In addition, the market price of our common stock could be highly volatile during the period in which we explore alternatives and may continue to be more volatile if and when a transaction is announced or if we announce that we are no longer exploring alternatives.

The announcement that we are exploring a variety of alternatives for U.S. Pipe may also damage U.S. Pipe’s relationships with its customers, suppliers, employees and other business partners, which may result in a loss of revenue and market position that U.S. Pipe may not be able to regain if we are unable to successfully complete a transaction. In addition, we may incur substantial costs related to our evaluation of potential transactions, such as legal, accounting and financial advisory fees.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2011, we repurchased shares of our common stock as follows.

	September 30,	September 30,	September 30,	September 30,
Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publically announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs

January 1-31, 2011	477	$4.05	—	—
February 1-28, 2011	131	3.95	—	—
March 1-31, 2011	927	3.96	—	—

Total	1,535	$3.99	—	—

(1)	The total number of shares purchased consists of shares surrendered to us to pay the tax withholding obligations of employees in connection with the lapsing of restricted stock units.

Item 6.	Exhibits

(a)	Exhibits

Exhibit No.	Document

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, formatted in XBRL (Extensible Business Reporting Language), (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MUELLER WATER PRODUCTS, INC.

Date: May 9, 2011	By:	/s/ EVAN L. HART
Evan L. Hart
Chief Financial Officer