Form 10-Q
period 2011-06-30
Mueller Water Products, Inc.
filed 2011-08-09
CIK 1350593

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

There were 155,593,569 shares of Series A common stock of the registrant outstanding at July 31, 2011.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2011	September 30, 2010
	(in millions)
Assets:
Cash and cash equivalents	$45.8	$83.7
Receivables, net	226.6	202.5
Inventories	261.0	268.4
Deferred income taxes	30.9	30.3
Other current assets	57.5	51.5

Total current assets	621.8	636.4

Property, plant and equipment, net	248.3	264.4
Identifiable intangible assets	617.5	632.4
Other noncurrent assets	33.3	35.0

Total assets	$1,520.9	$1,568.2

Liabilities and stockholders’ equity:
Current portion of long-term debt	$0.9	$0.7
Accounts payable	116.5	93.2
Other current liabilities	72.7	89.8

Total current liabilities	190.1	183.7

Long-term debt	692.1	691.5
Deferred income taxes	168.0	165.5
Other noncurrent liabilities	68.3	122.2

Total liabilities	1,118.5	1,162.9

Commitments and contingencies (Note 12)

Common stock:
Series A: 600,000,000 shares authorized, 155,588,525 shares and 154,708,474 shares outstanding at June 30, 2011 and September 30, 2010, respectively	1.6	1.5
Additional paid-in capital	1,595.5	1,597.5
Accumulated deficit	(1,152.0)	(1,123.5)
Accumulated other comprehensive loss	(42.7)	(70.2)

Total stockholders’ equity	402.4	405.3

Total liabilities and stockholders’ equity	$1,520.9	$1,568.2

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended June 30,		Nine months ended June 30,
	2011	2010	2011	2010
	(in millions, except per share amounts)
Net sales	$366.7	$375.9	$965.6	$990.8
Cost of sales	296.4	305.3	795.7	826.1

Gross profit	70.3	70.6	169.9	164.7

Operating expenses:
Selling, general and administrative	54.7	57.2	161.5	163.0
Restructuring	1.7	0.9	5.7	11.8

Total operating expenses	56.4	58.1	167.2	174.8

Income (loss) from operations	13.9	12.5	2.7	(10.1)

Interest expense, net	16.8	15.8	49.0	47.4
Loss on early extinguishment of debt	—	—	—	0.5

Loss before income taxes	(2.9)	(3.3)	(46.3)	(58.0)
Income tax expense (benefit)	(0.2)	0.5	(17.8)	(19.8)

Net loss	$(2.7)	$(3.8)	$(28.5)	$(38.2)

Net loss per share:
Basic	$(0.02)	$(0.02)	$(0.18)	$(0.25)

Diluted	$(0.02)	$(0.02)	$(0.18)	$(0.25)

Weighted average shares outstanding:
Basic	155.5	154.5	155.2	154.3

Diluted	155.5	154.5	155.2	154.3

Dividends declared per share	$0.0175	$0.0175	$0.0525	$0.0525

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED JUNE 30, 2011

(UNAUDITED)

	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
	(in millions)
Balance at September 30, 2010	$1.5	$1,597.5	$(1,123.5)	$(70.2)	$405.3

Net loss	—	—	(28.5)	—	(28.5)
Dividends declared	—	(8.1)	—	—	(8.1)
Stock-based compensation	—	5.6	—	—	5.6
Stock issued under stock compensation plans	0.1	0.5	—	—	0.6
Derivative instruments	—	—	—	3.7	3.7
Foreign currency translation	—	—	—	3.1	3.1
Minimum pension liability	—	—	—	20.7	20.7

Balance at June 30, 2011	$1.6	$1,595.5	$(1,152.0)	$(42.7)	$402.4

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended June 30,
	2011	2010
	(in millions)
Operating activities:
Net loss	$(28.5)	$(38.2)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	38.4	39.9
Amortization	22.6	23.4
Non-cash restructuring	—	6.1
Loss on early extinguishment of debt	—	0.5
Stock-based compensation	5.6	6.7
Deferred income taxes	(14.5)	(20.3)
Gain on disposal of assets	(0.6)	(4.9)
Interest rate swap contracts	6.0	(0.7)
Other, net	5.6	5.6
Changes in assets and liabilities:
Receivables	(23.2)	(10.0)
Inventories	8.4	46.5
Other current assets and other noncurrent assets	—	29.1
Accounts payable and other liabilities	(22.5)	(48.0)

Net cash provided by (used in) operating activities	(2.7)	35.7

Investing activities:
Capital expenditures	(21.9)	(21.4)
Acquisition of business, net of cash acquired	(7.9)	—
Proceeds from sales of assets	0.9	54.5

Net cash provided by (used in) investing activities	(28.9)	33.1

Financing activities:
Increase in outstanding checks	—	0.6
Debt borrowings (payments), net	0.5	(47.5)
Payment of deferred financing fees	(0.4)	—
Common stock issued	0.6	0.8
Dividends paid	(8.1)	(8.1)

Net cash used in financing activities	(7.4)	(54.2)

Effect of currency exchange rate changes on cash	1.1	1.0

Net change in cash and cash equivalents	(37.9)	15.6
Cash and cash equivalents at beginning of period	83.7	61.5

Cash and cash equivalents at end of period	$45.8	$77.1

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

(UNAUDITED)

Note 1. Organization and Basis of Presentation

Mueller Water Products, Inc., a Delaware corporation, together with its consolidated subsidiaries, operates in three business segments: Mueller Co., U.S. Pipe and Anvil. Mueller Co. manufactures valves for water and gas systems, including butterfly, iron gate, tapping, check, plug and ball valves, as well as dry-barrel and wet-barrel fire hydrants and a broad range of metering products for the water infrastructure industry. U.S. Pipe manufactures a broad line of ductile iron pipe, joint restraint products, fittings and other products. Anvil manufactures and sources a broad range of products including a variety of fittings, couplings, hangers, nipples and related products. The “Company,” “we,” “us” and “our” refer to Mueller Water Products, Inc. and its subsidiaries or their management. With regard to the Company’s segments, “we,” “us” or “our” may also refer to the segment being discussed or its management.

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

Note 2. Acquisition and Goodwill

On December 14, 2010, we acquired Echologics Engineering Inc., a water leak-detection and pipe condition and diagnostic assessment company headquartered in Toronto, Canada, for C$8.0 million in cash, which includes C$1.5 million placed in escrow related to seller indemnifications to be settled by July 2012. We have included the operating results of the business in our Mueller Co. segment financial results effective December 14, 2010. The preliminary fair values of the assets acquired and the liabilities assumed are presented below, in millions of Canadian dollars.

Assets acquired:
Receivables	C$	0.3
Inventories		0.1
Other current assets		0.2
Property, plant, and equipment		0.1
Identifiable intangible assets		7.3
Liabilities assumed:
Accounts payable and other current liabilities		(0.4)
Deferred income taxes		(0.5)
Goodwill		0.9

	C$	8.0

Identifiable intangible assets consist of trade names and trademarks of C$0.7 million that have indefinite useful lives and technology of C$6.6 million that has an estimated useful life of 15 years.

Goodwill is included in other noncurrent assets at June 30, 2011. The change in the carrying amount of goodwill in the nine months ended June 30, 2011 is presented below.

	Mueller Co.	U.S. Pipe	Anvil	Total
		(in millions)
Balances at September 30, 2010:
Gross goodwill	$717.3	$59.5	$92.7	$869.5
Accumulated impairment	(717.3)	(59.5)	(92.7)	(869.5)

	—	—	—	—

Activity:
Acquisition	0.9	—	—	0.9
Foreign currency translation	0.1	—	—	0.1

	1.0	—	—	1.0

Balances at June 30, 2011:
Gross goodwill	718.3	59.5	92.7	870.5
Accumulated impairment	(717.3)	(59.5)	(92.7)	(869.5)

	$1.0	$—	$—	$1.0

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

$15.7

In January 2010, Anvil sold its Canadian wholesale distribution business for $40.3 million, including post-closing adjustments, and recorded a pre-tax gain of $2.9 million to selling, general and administrative expenses. Anvil also entered into a 3 1/2 year supply agreement with the buyer requiring the buyer to purchase a specified minimum amount of products from Anvil at market rates. The book values of these assets sold are presented below, in millions.

Receivables	$15.8
Inventories	23.3
Prepaid expenses and other current assets	0.3
Property, plant, and equipment, net	4.9
Identifiable intangible assets	0.6
Accounts payable and accrued liabilities	(7.5)

$37.4

Note 4. Income Taxes

The income benefit of $0.2 million in the quarter ended June 30, 2011 included a benefit from operations of $1.1 million at an effective assumed rate of 40.1% (consisting of the statutory federal rate of 35%, state income taxes of 4.2% and other items of 0.9%) offset by discrete expenses of $0.6 million related to stock-based compensation and $0.3 million of other items. The income tax benefit of $17.8 million in the nine months ended June 30, 2011 included a benefit from operations of $18.6 million at an effective assumed rate of 40.1% and discrete benefits of $1.0 million from the reversal of state tax accruals for which the statutes of limitations had expired, offset by discrete expenses of $1.8 million relating primarily to stock-based compensation.

The nine months ended June 30, 2010 included $2.2 million of income tax expense related to the repatriation of earnings from Canada. Excluding this charge, the effective income tax rate was a benefit of 37.9% for the nine months ended June 30, 2010.

At June 30, 2011 and September 30, 2010, the gross liabilities for unrecognized income tax benefits were $7.8 million and $10.6 million, respectively. The $2.8 million decrease in gross unrecognized tax benefits was related primarily to the expiration of statutes of limitations.

We recognize interest related to uncertain income tax positions as interest expense and would recognize any penalties that may be incurred as selling, general and administrative expense. At June 30, 2011 and September 30, 2010, we had $1.7 million and $2.0 million, respectively, of accrued interest related to uncertain tax positions.

Generally, our state income tax returns are closed for years prior to 2007 and our Canadian income tax returns are closed for years prior to 2004. We are under audit by the Internal Revenue Service for the years 2007 through 2010. We are also under audit by several states at various levels of completion. We do not have any material unpaid assessments.

Note 5. Borrowing Arrangements

The components of our long-term debt are presented below.

	June 30, 2011	September 30, 2010
	(in millions)
ABL Agreement	$49.0	$49.0
8 3/4% Senior Unsecured Notes	221.7	221.4
7 3/8% Senior Subordinated Notes	420.0	420.0
Other	2.3	1.8

	693.0	692.2
Less current portion	(0.9)	(0.7)

	$692.1	$691.5

ABL Agreement. At June 30, 2011, our asset based lending agreement (the “ABL Agreement”) consisted of a revolving credit facility for up to $275 million of revolving credit borrowings, swing line loans and letters of credit. The ABL Agreement also permits us to increase the size of the credit facility by an additional $150 million in certain circumstances subject to adequate borrowing base availability. We may borrow up to $25 million through swing line loans and may have up to $60 million of letters of credit outstanding. We estimate the fair value of the borrowings under the ABL Agreement approximates the carrying value.

Borrowings under the ABL Agreement bear interest at a floating rate equal to LIBOR plus a margin ranging from 275 to 325 basis points, or a base rate, as defined in the ABL Agreement, plus a margin ranging from 175 to 225 basis points. At June 30, 2011, the applicable rate was LIBOR plus 300 basis points and the weighted-average effective interest rate was 3.19%, including the margin.

The ABL Agreement terminates in August 2015. We pay a commitment fee of 50 basis points for any unused borrowing capacity and our obligations are secured by a first-priority perfected lien on all of our U.S. inventory, accounts receivable, certain cash and other supporting obligations. Borrowings are not subject to any financial maintenance covenants unless excess availability is less than the greater of $34 million and 12.5% of the aggregate commitments under the ABL Agreement. Excess availability at June 30, 2011, as reduced by total outstanding borrowings, outstanding letters of credit and accrued fees and expenses of $39.1 million, was $174.1 million.

8  3/4% Senior Unsecured Notes. The 8 3/4% Senior Unsecured Notes (the “Senior Unsecured Notes”) mature in September 2020 and bear interest at 8.75%, paid semi-annually. Based on quoted market prices, the outstanding Senior Unsecured Notes had a fair value of $245.3 million at June 30, 2011.

We may redeem up to $22.5 million of the Senior Unsecured Notes at a redemption price of 103% plus accrued and unpaid interest once in each year ending September 1, 2012 and 2013. We may also redeem up to $78.8 million of the Senior Unsecured Notes at a redemption price of 108.75%, plus accrued and unpaid interest, with the net cash proceeds from certain equity offerings prior to September 2013, provided that at least $146.2 million remains outstanding immediately after such redemption. After August 2015, we may redeem the Senior Unsecured Notes at specified redemption prices plus accrued and unpaid interest. Upon a Change of Control (as defined in the indenture securing the Senior Unsecured Notes), we are required to offer to purchase the outstanding Senior Unsecured Notes at a purchase price of 101% plus accrued and unpaid interest. The Senior Unsecured Notes are subordinate to borrowings under the ABL Agreement.

The indenture securing the Senior Unsecured Notes contains customary covenants and events of default, including covenants that limit our ability to incur debt, pay dividends and make investments. Substantially all of our U.S. subsidiaries guarantee the Senior Unsecured Notes. We believe we were compliant with these covenants at June 30, 2011 and expect to remain in compliance through June 30, 2012.

7 3/8% Senior Subordinated Notes. The 7 3/8% Senior Subordinated Notes (the “Senior Subordinated Notes”) mature in June 2017 and bear interest at 7.375%, paid semi-annually. Based on quoted market prices, the outstanding Senior Subordinated Notes had a fair value of $394.8 million at June 30, 2011.

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

The indenture securing the Senior Subordinated Notes contains customary covenants and events of default, including covenants that limit our ability to incur debt, pay dividends and make investments. Substantially all of our U.S. subsidiaries guarantee the Senior Subordinated Notes. We believe we were compliant with these covenants at June 30, 2011 and expect to remain in compliance through June 30, 2012.

Note 6. Derivative Instruments

Our ongoing business operations expose us to commodity price risk, which we manage to some extent using derivative instruments. We enter into natural gas swap contracts to manage the price risk associated with future purchases of natural gas used in our manufacturing processes. We have used interest rate swap contracts to manage interest rate risk associated with our variable-rate borrowings and foreign currency forward exchange contracts to manage foreign currency exchange risk associated with our Canadian operations. During 2010, we terminated all of our remaining interest rate swap contracts and settled our only outstanding foreign currency forward contract.

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

Natural Gas Swap Contracts. Our natural gas swap contracts result in a fixed natural gas purchase price of $4.43 per MMBtu through September 2011. Our outstanding natural gas swap contracts at June 30, 2011 and September 30, 2010 are presented below.

	Hedged MMBtu
Rate benchmark	June 30, 2011	September 30, 2010
NYMEX natural gas	113,000	458,000

The effects of our natural gas swap contracts on the condensed consolidated statements of operations are presented below, net of tax.

	Three months ended June 30,		Nine months ended June 30,
	2011	2010	2011	2010
	(in millions)
Income (loss) recognized in other comprehensive loss	$—	$0.1	$(0.1)	$(0.1)
Gain reclassified from accumulated other comprehensive loss into income	—	—	—	0.1
Ineffectiveness gain (loss) recognized in income	—	(0.1)	(0.1)	(0.4)

Interest Rate Swap Contracts. In the quarter and nine months ended June 30, 2011, we recorded pre-tax expense of $2.1 million and $6.0 million, respectively, related to terminated interest rate swap contracts. During the nine months ended June 30, 2010, we recorded a non-cash net credit to interest expense and a pre-tax debit to accumulated other comprehensive loss of $4.7 million related to interest rate swap contracts that had been terminated in September 2009. The unamortized portion remaining in accumulated other comprehensive loss was $4.2 million, net of tax, at June 30, 2011, and the pre-tax component is scheduled to be amortized to interest expense at various dates through May 2012.

The effects of our interest rate swap contracts on the condensed consolidated statements of operations are presented below, net of tax.

	Three months ended June 30,		Nine months ended June 30,
	2011	2010	2011	2010
	(in millions)
Gain (loss) recognized in other comprehensive loss	$—	$0.5	$—	$0.7
Loss reclassified from accumulated other comprehensive loss into income	(1.3)	(2.5)	(3.6)	(7.2)

Foreign Currency Forward Contract. We settled our outstanding foreign currency forward contract during the quarter ended March 31, 2010 with a cash payment of $1.7 million. Gains and losses on our foreign currency forward contract were included in selling, general, and administrative expenses, where they offset transaction losses and gains recorded in connection with an intercompany loan. The effects of our foreign currency forward contract on the condensed consolidated statements of operations are presented below, net of tax.

	Three months ended June 30,		Nine months ended June 30,
	2011	2010	2011	2010
	(in millions)
Loss recognized in income	$—	$—	$—	$(0.6)

Our derivative contracts were recorded at fair values calculated using publicly observable data such as interest rates and natural gas prices. The fair values of our derivative contracts are presented below.

	June 30, 2011		September 30, 2010
	Balance sheet location	Fair value	Balance sheet location	Fair value
	(in millions)
Liability derivatives:
Derivatives designated as hedging instruments:
Natural gas swaps	Other current liabilities	$—	Other current liabilities	$0.1

		$—		$0.1

Note 7. Retirement Plans

The components of net periodic benefit cost (gain) for defined benefit pension plans and other postretirement benefit plans are as follows.

	Defined benefit pension plans
	Three months ended June 30,		Nine months ended June 30,
	2011	2010	2011	2010
	(in millions)
Components of net periodic benefit cost:
Service cost	$0.5	$0.8	$2.0	$3.0
Interest cost	4.2	5.4	17.0	15.8
Expected return on plan assets	(4.7)	(5.4)	(18.7)	(16.4)
Amortization of prior service cost	0.2	0.1	0.5	0.5
Amortization of net loss	1.1	2.0	4.7	6.8
Loss due to settlement or curtailment	—	—	0.7	2.6

	$1.3	$2.9	$6.2	$12.3

	Other postretirement benefit plans
	Three months ended June 30,		Nine months ended June 30,
	2011	2010	2011	2010
	(in millions)
Components of net periodic benefit gain:
Service cost	$—	$—	$—	$0.1
Interest cost	0.1	—	0.2	0.2
Amortization of prior service gain	(0.7)	(0.5)	(1.8)	(2.0)
Amortization of net gain	(0.5)	(0.2)	(1.2)	(0.8)
Gain due to settlement or curtailment	—	(1.0)	—	(1.6)

	$(1.1)	$(1.7)	$(2.8)	$(4.1)

The amortization of unrecognized prior service cost or gain and of actuarial net losses or gains, net of tax, are recorded as components of accumulated other comprehensive loss.

We recorded decreases to accumulated other comprehensive loss of $20.7 million and $2.7 million during the nine months ended June 30, 2011 and 2010, respectively. In the quarter ended March 31, 2011, we froze the participation of new entrants into our pension plan for most U.S. Pipe employees. This amendment decreased our pension and postretirement benefit liabilities by $30.6 million and $1.8 million, respectively, and resulted in an after-tax decrease in accumulated other comprehensive loss of $19.7 million. We also recorded a pension plan curtailment expense of $0.7 million.

In February 2010, we announced our intent to close U.S. Pipe’s North Birmingham facility. In connection with this closure, we recorded pension curtailment expense of $2.6 million and an other postretirement benefit plan curtailment gain of $1.6 million, which were included in restructuring charges during the nine months ended June 30, 2010.

We expect to contribute approximately $23 million to our U.S. and Canadian pension plans during 2011, of which we paid $19.3 million in the nine months ended June 30, 2011. We also expect to contribute approximately $0.7 million to our other postretirement benefit plans in 2011.

Note 8. Stock-based Compensation Plans

We granted equity awards under our Mueller Water Products, Inc. Amended and Restated 2006 Stock Incentive Plan and Mueller Water Products, Inc. 2006 Employee Stock Purchase Plan during the nine months ended June 30, 2011 as follows.

	Number of instruments	Weighted average fair value per instrument	Total fair value
	(in millions, except per instrument value)
Six months ended March 31, 2011:
Restricted stock units	1.0	$3.63	$3.6
Non-qualified stock options	1.5	1.20	1.8
Employee stock purchase plan instruments	0.2	3.05	0.6

Three months ended June 30, 2011:
Restricted stock units	—	4.10	—
Non-qualified stock options	—	1.29	—
Employee stock purchase plan instruments	0.1	3.38	0.3

	2.8		$6.3

We recorded stock-based compensation expense of $1.5 million and $5.6 million in the quarter and nine months ended June 30, 2011 and $2.0 million and $6.7 million in the quarter and nine months ended June 30, 2010, respectively. At June 30, 2011, there was approximately $6.0 million of unrecognized compensation expense related to stock awards.

We recorded net losses in the quarter and nine months ended June 30, 2011 and 2010. Because the effect of including normally dilutive securities in the earnings per share calculation would have been antidilutive, all stock-based compensation instruments were excluded from the calculations of diluted net loss per share for the quarter and nine months ended June 30, 2011 and 2010.

Note 9. Supplemental Balance Sheet Information

Selected supplemental balance sheet information is presented below.

	June 30, 2011	September 30, 2010
	(in millions)
Inventories:
Purchased materials and manufactured parts	$72.9	$41.6
Work in process	44.2	77.0
Finished goods	143.9	149.8

	$261.0	$268.4

Other current assets:
Maintenance and repair tooling	$31.4	$30.9
Income taxes	17.1	12.2
Other	9.0	8.4

	$57.5	$51.5

Property, plant and equipment, net:
Land	$23.0	$22.8
Buildings	91.6	89.2
Machinery and equipment	549.7	540.7
Construction in progress	14.1	13.7

	678.4	666.4
Accumulated depreciation	(430.1)	(402.0)

	$248.3	$264.4

Other current liabilities:
Compensation and benefits	$31.8	$40.4
Rebates	11.4	13.4
Interest	10.2	12.8
Taxes other than income taxes	4.8	6.1
Warranty	3.3	4.5
Income taxes	2.2	3.5
Restructuring	0.8	0.8
Severance	0.3	0.3
Environmental	0.3	0.3
Other	7.6	7.7

	$72.7	$89.8

Note 10. Comprehensive Loss

Comprehensive loss in the quarter and nine months ended June 30 is presented below.

	Three months ended June 30,		Nine months ended June 30,
	2011	2010	2011	2010
		(in millions)
Net loss	$(2.7)	$(3.8)	$(28.5)	$(38.2)
Other comprehensive income (loss):
Unrecognized gain on derivatives	—	1.1	—	5.8
Income tax effects	—	(0.5)	—	(2.3)
Amortization of interest expense on terminated swap contracts	2.1	—	6.0	(4.7)
Income tax effects	(0.8)	—	(2.3)	1.8

	1.3	0.6	3.7	0.6

Foreign currency translation	(0.1)	(2.1)	3.1	2.5

Minimum pension liability	0.3	1.3	34.7	4.5
Income tax effects	(0.3)	(0.5)	(13.7)	(1.8)
Other	—	—	(0.3)	—

	—	0.8	20.7	2.7

Comprehensive loss	$(1.5)	$(4.5)	$(1.0)	$(32.4)

Accumulated other comprehensive loss is presented below.

	June 30, 2011	September 30, 2010
	(in millions)
Net unrecognized loss on derivatives	$(4.2)	$(7.9)
Foreign currency translation	10.5	7.4
Minimum pension liability	(49.0)	(69.7)

	$(42.7)	$(70.2)

Note 11. Segment Information

Segment assets consist primarily of receivables, inventories, property, plant and equipment and intangible assets. Summarized financial information for our segments is presented below.

	Three months ended June 30,		Nine months ended June 30,
	2011	2010	2011	2010
		(in millions)
Net sales, excluding intersegment sales:
Mueller Co.	$165.8	$174.6	$444.5	$449.1
U.S. Pipe	107.1	120.2	257.3	282.9
Anvil	93.8	81.1	263.8	258.8

	$366.7	$375.9	$965.6	$990.8

Intersegment sales:
Mueller Co.	$2.1	$3.6	$6.7	$11.0
U.S. Pipe	0.1	0.9	0.2	1.6
Anvil	—	—	0.1	0.3

	$2.2	$4.5	$7.0	$12.9

Depreciation and amortization:
Mueller Co.	$11.8	$12.3	$35.7	$37.2
U.S. Pipe	4.6	4.6	13.8	14.0
Anvil	3.7	3.9	10.9	11.5
Corporate	0.2	0.3	0.6	0.6

	$20.3	$21.1	$61.0	$63.3

Restructuring:
Mueller Co.	$0.2	$—	$1.2	$0.1
U.S. Pipe	1.4	0.9	3.3	11.6
Anvil	0.1	—	1.2	0.1

	$1.7	$0.9	$5.7	$11.8

Income (loss) from operations:
Mueller Co.	$22.6	$28.8	$40.9	$54.4
U.S. Pipe	(10.8)	(11.3)	(37.8)	(53.5)
Anvil	9.5	4.5	21.8	14.9
Corporate	(7.4)	(9.5)	(22.2)	(25.9)

	$13.9	$12.5	$2.7	$(10.1)

Capital expenditures:
Mueller Co.	$4.1	$2.7	$11.0	$9.8
U.S. Pipe	1.8	2.1	6.0	7.4
Anvil	1.8	2.0	4.4	4.1
Corporate	—	—	0.5	0.1

	$7.7	$6.8	$21.9	$21.4

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

In September 1987, U.S. Pipe implemented an Administrative Consent Order (“ACO”) for its Burlington, New Jersey property, which was required under the New Jersey Environmental Cleanup Responsibility Act (now known as the Industrial Site Recovery Act). The ACO required soil and ground-water cleanup, and U.S. Pipe has completed, and received final approval on, the soil cleanup required by the ACO. U.S. Pipe continues to address ground-water issues as well as issues associated with the demolition of its former manufacturing facilities at this site. Further remediation could be required. Long-term ground-water monitoring may also be required, but we do not know how long such monitoring will be required and do not believe monitoring or further remediation costs, if any, will have a material adverse effect on our financial condition or results of operations.

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

U.S. Pipe and the other settling defendants contend that the legal effect of the AOC extinguishes Solutia’s claims for contribution and cost recovery and they filed a motion for summary judgment to that effect. The district court granted the motion for summary judgment as to contribution claims in June 2008 and as to cost recovery claims in July 2010. The plaintiffs have appealed the grant of summary judgment to the Eleventh Circuit Court of Appeals, and the parties have filed briefs in support of their positions. While the district court granted summary judgment for U.S. Pipe and other defendants, plaintiffs have alleged that the issues raised in the appeal involve complex matters of law and that U.S. Pipe should share liability for cost recovery in excess of costs already incurred under the AOC, based on facts and expert testimony to be developed at trial. In view of the inherent difficulty of predicting the outcome of litigation such as this, where important factual information and legal issues remain to be developed or decided, we cannot at this time estimate the reasonably possible loss, or range of loss, if any, for this matter.

On July 13, 2010, Rohcan Investments Limited (“Rohcan”), the former owner of property leased by Mueller Canada Ltd. and located in Milton, Ontario, filed suit against Mueller Canada Ltd. and its directors seeking C$10 million in damages arising from the defendants’ alleged environmental contamination of the property and breach of lease. Mueller Canada Ltd. leased the property from 1988 through 2008. We are pursuing indemnification from a former owner for certain potential liabilities that are alleged in this lawsuit; we have accrued for other immaterial liabilities not covered by indemnification. The plaintiff’s legal claims involve novel legal theories, the matter is in early stages, the damages sought may be exaggerated or not supported, and important factual information has not yet been developed through discovery. In view of the inherent difficulty of predicting the outcome of such litigation, we have no basis to form a view with respect to any other reasonably possible loss, or range of loss, for this matter.

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

A dispute exists with regard to federal income taxes for years 1980 through 1994 allegedly owed by the Walter Energy consolidated group, which included U.S. Pipe during these periods. According to Walter Energy’s last available public filing on the matter, Walter Energy’s management estimated that the amount of tax claimed by the IRS was approximately $34.0 million for issues currently in dispute in bankruptcy court for matters unrelated to us. This amount is subject to interest and penalties. Of the $34.0 million in claimed tax, $21.0 million represents issues in which the IRS is not challenging the deductibility of the particular expense but only whether such expense is deductible in a particular year. Walter Energy’s management believes that Walter Energy’s financial exposure should be limited to interest and possible penalties and the amount of any tax claimed will be offset by favorable adjustments in other years.

In addition, the IRS previously issued a Notice of Proposed Deficiency assessing additional tax of $82.2 million for the fiscal years ended May 31, 2000 through December 31, 2005. Water Energy filed a formal protest with the IRS, but had not reached a final resolution with the Appeals Division at June 30, 2011. The unresolved issues relate primarily to Walter Energy’s method of recognizing revenue on the sale of homes and related interest on the installment notes receivable. The items at issue relate primarily to the timing of revenue recognition and consequently, should the IRS prevail on its positions, Walter Energy’s financial exposure should be limited to interest and penalties. As a matter of law, we are jointly and severally liable for any final tax determination for any year in which any of our subsidiaries were members of the Walter Energy consolidated group, which means that we would be liable in the event Walter Energy is unable to pay any amounts owed. Walter Energy has disclosed that it believes its filing positions have substantial merit and that it intends to defend vigorously any claims asserted.

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

Note 13. Subsequent Events

On July 27, 2011, we declared a dividend of $0.0175 per share on our common stock, payable on August 22, 2011 to stockholders of record at the close of business on August 10, 2011.

Note 14. Consolidating Guarantor and Non-Guarantor Financial Information

Certain of our wholly-owned U.S. subsidiaries, both direct and indirect, (the “Guarantor Companies”) guarantee the Senior Unsecured Notes and the Senior Subordinated Notes. None of our other subsidiaries guarantee these notes. Each of the guarantees is joint and several and full and unconditional. The Guarantor Companies at June 30, 2011 are presented below.

Name	State of incorporation or organization
Anvil 1, LLC	Delaware
Anvil 2, LLC	Delaware
Anvil International, LP	Delaware
AnvilStar, LLC	Delaware
Echologics, LLC	Delaware
Fast Fabricators, LLC	Delaware
Henry Pratt Company, LLC	Delaware
Henry Pratt International, LLC	Delaware
Hersey Meters Co., LLC	Delaware
Hunt Industries, LLC	Delaware
Hydro Gate, LLC	Delaware
J.B. Smith Mfg. Co., LLC	Delaware
James Jones Company, LLC	Delaware
MCO 1, LLC	Alabama
MCO 2, LLC	Alabama
Milliken Valve, LLC	Delaware
Mueller Co. Ltd.	Alabama
Mueller Financial Services, LLC	Delaware
Mueller Group, LLC	Delaware
Mueller Group Co-Issuer, Inc.	Delaware
Mueller International, L.L.C.	Delaware
Mueller International Finance, L.L.C.	Delaware
Mueller Service California, Inc.	Delaware
Mueller Service Co., LLC	Delaware
Mueller Systems, LLC	Delaware
United States Pipe and Foundry Company, LLC	Alabama
U.S. Pipe Valve & Hydrant, LLC	Delaware

Mueller Water Products, Inc. and Subsidiaries

Consolidating Balance Sheet

June 30, 2011

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
	(in millions)
Assets:
Cash and cash equivalents	$23.7	$(1.5)	$23.6	$—	$45.8
Receivables	—	205.9	20.7	—	226.6
Inventories	—	245.1	15.9	—	261.0
Deferred income taxes	30.5	—	0.4	—	30.9
Other current assets	21.5	34.8	1.2	—	57.5

Total current assets	75.7	484.3	61.8	—	621.8

Property, plant and equipment	1.9	236.7	9.7	—	248.3
Identifiable intangible assets	—	610.1	7.4	—	617.5
Other noncurrent assets	27.7	3.2	2.4	—	33.3
Investment in subsidiaries	10.7	32.1	—	(42.8)	—

Total assets	$116.0	$1,366.4	$81.3	$(42.8)	$1,520.9

Liabilities and equity:
Current portion of debt	$—	$0.9	$—	$—	$0.9
Accounts payable	5.8	104.6	6.1	—	116.5
Other current liabilities	21.0	49.7	2.0	—	72.7

Total current liabilities	26.8	155.2	8.1	—	190.1

Long-term debt	690.9	1.2	—	—	692.1
Deferred income taxes	167.0	—	1.0	—	168.0
Other noncurrent liabilities	7.5	60.2	0.6	—	68.3
Intercompany accounts	(1,178.6)	1,139.1	39.5	—	—

Total liabilities	(286.4)	1,355.7	49.2	—	1,118.5

Equity	402.4	10.7	32.1	(42.8)	402.4

Total liabilities and equity	$116.0	$1,366.4	$81.3	$(42.8)	$1,520.9

Mueller Water Products, Inc. and Subsidiaries

Consolidating Balance Sheet

September 30, 2010

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
	(in millions)
Assets:
Cash and cash equivalents	$50.8	$(1.9)	$34.8	$—	$83.7
Receivables	0.1	184.9	17.5	—	202.5
Inventories	—	250.9	17.5	—	268.4
Deferred income taxes	29.5	—	0.8	—	30.3
Other current assets	15.6	34.5	1.4	—	51.5

Total current assets	96.0	468.4	72.0	—	636.4

Property, plant and equipment	2.0	252.4	10.0	—	264.4
Identifiable intangible assets	—	632.4	—	—	632.4
Other noncurrent assets	31.2	2.5	1.3	—	35.0
Investment in subsidiaries	(14.1)	23.4	—	(9.3)	—

Total assets	$115.1	$1,379.1	$83.3	$(9.3)	$1,568.2

Liabilities and equity:
Current portion of debt	$—	$0.7	$—	$—	$0.7
Accounts payable	5.6	82.4	5.2	—	93.2
Other current liabilities	22.9	60.7	6.2	—	89.8

Total current liabilities	28.5	143.8	11.4	—	183.7

Long-term debt	690.6	0.9	—	—	691.5
Deferred income taxes	164.5	—	1.0	—	165.5
Other noncurrent liabilities	11.0	110.9	0.3	—	122.2
Intercompany accounts	(1,184.8)	1,137.6	47.2	—	—

Total liabilities	(290.2)	1,393.2	59.9	—	1,162.9

Equity	405.3	(14.1)	23.4	(9.3)	405.3

Total liabilities and equity	$115.1	$1,379.1	$83.3	$(9.3)	$1,568.2

Mueller Water Products, Inc. and Subsidiaries

Consolidating Statement of Operations

Three Months Ended June 30, 2011

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
	(in millions)
Net sales	$—	$328.5	$38.2	$—	$366.7
Cost of sales	—	265.8	30.6	—	296.4

Gross profit	—	62.7	7.6	—	70.3

Operating expenses:
Selling, general and administrative	6.9	43.6	4.2	—	54.7
Restructuring	—	1.6	0.1	—	1.7

Total operating expenses	6.9	45.2	4.3	—	56.4

Income (loss) from operations	(6.9)	17.5	3.3	—	13.9
Interest expense, net	16.7	0.1	—	—	16.8

Income (loss) before income taxes	(23.6)	17.4	3.3	—	(2.9)

Income tax expense (benefit)	(9.4)	7.7	1.5	—	(0.2)
Equity in income of subsidiaries	11.5	1.8	—	(13.3)	—

Net income (loss)	$(2.7)	$11.5	$1.8	$(13.3)	$(2.7)

Mueller Water Products, Inc. and Subsidiaries

Consolidating Statement of Operations

Nine months Ended June 30, 2011

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
	(in millions)
Net sales	$—	$874.4	$91.2	$—	$965.6
Cost of sales	(0.1)	718.6	77.2	—	795.7

Gross profit	0.1	155.8	14.0	—	169.9

Operating expenses:
Selling, general and administrative	21.9	130.4	9.2	—	161.5
Restructuring	—	5.3	0.4	—	5.7

Total operating expenses	21.9	135.7	9.6	—	167.2

Income (loss) from operations	(21.8)	20.1	4.4	—	2.7
Interest expense, net	48.9	0.1	—	—	49.0

Income (loss) before income taxes	(70.7)	20.0	4.4	—	(46.3)

Income tax expense (benefit)	(28.4)	8.6	2.0	—	(17.8)
Equity in income of subsidiaries	13.8	2.4	—	(16.2)	—

Net income (loss)	$(28.5)	$13.8	$2.4	$(16.2)	$(28.5)

Mueller Water Products, Inc. and Subsidiaries

Consolidating Statement of Operations

Three Months Ended June 30, 2010

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
	(in millions)
Net sales	$—	$336.1	$39.8	$—	$375.9
Cost of sales	(0.2)	272.8	32.7	—	305.3

Gross profit	0.2	63.3	7.1	—	70.6

Operating expenses:
Selling, general and administrative	9.3	45.3	2.6	—	57.2
Restructuring	—	1.1	(0.2)	—	0.9

Total operating expenses	9.3	46.4	2.4	—	58.1

Income (loss) from operations	(9.1)	16.9	4.7	—	12.5
Interest expense, net	15.8	—	—	—	15.8

Income (loss) before income taxes	(24.9)	16.9	4.7	—	(3.3)

Income tax expense (benefit)	(8.7)	7.6	1.6	—	0.5
Equity in income of subsidiaries	12.4	3.1	—	(15.5)	—

Net income (loss)	$(3.8)	$12.4	$3.1	$(15.5)	$(3.8)

Mueller Water Products, Inc. and Subsidiaries

Consolidating Statement of Operations

Nine months Ended June 30, 2010

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
	(in millions)
Net sales	$—	$874.3	$116.5	$—	$990.8
Cost of sales	(0.2)	726.7	99.6	—	826.1

Gross profit	0.2	147.6	16.9	—	164.7

Operating expenses:
Selling, general and administrative	25.6	130.0	7.4	—	163.0
Restructuring	—	11.8	—	—	11.8

Total operating expenses	25.6	141.8	7.4	—	174.8

Income (loss) from operations	(25.4)	5.8	9.5	—	(10.1)
Interest expense, net	47.3	0.1	—	—	47.4
Loss on early extinguishment of debt	0.5	—	—	—	0.5

Income (loss) before income taxes	(73.2)	5.7	9.5	—	(58.0)

Income tax expense (benefit)	(26.4)	3.3	3.3	—	(19.8)
Equity in income of subsidiaries	8.6	6.2	—	(14.8)	—

Net income (loss)	$(38.2)	$8.6	$6.2	$(14.8)	$(38.2)

Mueller Water Products, Inc. and Subsidiaries

Consolidating Statement of Cash Flows

Nine months Ended June 30, 2011

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
	(in millions)
Operating activities:
Net cash provided by (used in) operating activities	$(18.7)	$20.1	$(4.1)	$—	$(2.7)

Investing activities:
Capital expenditures	(0.5)	(21.1)	(0.3)	—	(21.9)
Acquisition of business, net of cash acquired	—	—	(7.9)	—	(7.9)
Proceeds from sales of assets	—	0.9	—	—	0.9

Net cash used in investing activities	(0.5)	(20.2)	(8.2)	—	(28.9)

Financing activities:
Debt borrowings (payments), net	—	0.5	—	—	0.5
Payment of deferred financing fees	(0.4)	—	—	—	(0.4)
Common stock issued	0.6	—	—	—	0.6
Dividends paid	(8.1)	—	—	—	(8.1)

Net cash provided by (used in) financing activities	(7.9)	0.5	—	—	(7.4)

Effect of currency exchange rate changes on cash	—	—	1.1	—	1.1

Net change in cash and cash equivalents	(27.1)	0.4	(11.2)	—	(37.9)
Cash and cash equivalents at beginning of period	50.8	(1.9)	34.8	—	83.7

Cash and cash equivalents at end of period	$23.7	$(1.5)	$23.6	$—	$45.8

Mueller Water Products, Inc. and Subsidiaries

Consolidating Statement of Cash Flows

Nine months Ended June 30, 2010

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
	(in millions)
Operating activities:
Net cash provided by (used in) operating activities	$65.3	$(34.6)	$5.0	$—	$35.7

Investing activities:
Capital expenditures	(0.1)	(21.0)	(0.3)	—	(21.4)
Proceeds from sales of assets	—	54.5	—	—	54.5

Net cash provided by (used in) investing activities	(0.1)	33.5	(0.3)	—	33.1

Financing activities:
Increase in outstanding checks	—	0.6	—	—	0.6
Debt borrowings (payments), net	(47.5)	—	—	—	(47.5)
Common stock issued	0.8	—	—	—	0.8
Dividends paid	(8.1)	—	—	—	(8.1)

Net cash provided by (used in) financing activities	(54.8)	0.6	—	—	(54.2)

Effect of currency exchange rate changes on cash	—	—	1.0	—	1.0

Net change in cash and cash equivalents	10.4	(0.5)	5.7	—	15.6
Cash and cash equivalents at beginning of period	41.7	(0.2)	20.0	—	61.5

Cash and cash equivalents at end of period	$52.1	$(0.7)	$25.7	$—	$77.1

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Except as otherwise noted, all financial and operating data has been presented on a fiscal year and fiscal quarter basis. Our fiscal year ends on September 30, and our interim fiscal quarters end on December 31, June 30 and June 30.

Business Developments and Trends

Most of the net sales of Mueller Co. and U.S. Pipe are for water infrastructure related directly to municipal spending and residential construction activity in the United States. Anvil sells primarily to non-residential construction businesses in the United States.

Spending on water infrastructure by municipalities is based on the condition of their infrastructure systems and their access to funding. Funding generally comes from their overall fiscal condition, the availability of additional capital from the issuance of debt, higher tax rates or increased water rates. In a recovering economy, municipalities may find it challenging to increase tax or water rates. The municipal market continues to be challenging as we believe municipalities remain cautious as they balance the need to repair and replace aging water infrastructure against ongoing budget concerns. Consequently, we believe municipalities continue to slow or delay spending on water infrastructure.

Within our end markets, we have seen little change in residential construction activity since September 30, 2010. Annualized housing starts in calendar 2011 are independently forecast to be about 0.6 million units, which is less than half of the 50-year average of about 1.5 million units per year. Based on these forecasts of housing starts, we do not expect substantial near-term recovery in residential construction, and we expect our related sales growth within our water infrastructure businesses to lag any recovery in the residential construction market.

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

We have experienced raw material cost increases in all segments, and we believe these cost increases may persist in the remainder of 2011. Mueller Co. experienced a 25% increase in the average cost of brass ingot purchased and a 12% increase in the average cost per ton of scrap steel purchased in the quarter ended June 30, 2011 compared to the prior year period. U. S. Pipe’s average scrap iron cost per ton purchased during the quarter ended June 30, 2011 was 15% higher than the prior year period, and Anvil experienced a 10% increase in the average cost per ton of scrap steel purchased in the quarter ended June 30, 2011 compared to the prior year period.

We have increased sales prices to offset these cost increases, and we anticipate maintaining higher year-over-year prices for the remainder of 2011. U.S. Pipe experienced a 12% increase in the average sales price per ton of ductile iron pipe in the quarter ended June 30, 2011 compared to the prior year period. Mueller Co. and Anvil net sales also benefitted from sales price increases.

Our actuaries will perform an analysis of the funded status of our U.S. pension plan as of January 1, 2011 for purposes of determining funding thresholds under provisions of the Pension Protection Act of 2006. A significant portion of the assets invested in our U.S. and Canadian defined benefit pension plans is invested in equity securities. If market conditions require us to lower our estimated rate of return on these assets, pension expense may increase and we may need to increase our contributions to these plans. We expect to contribute approximately $23 million to our pension plans during 2011, of which we paid $19.3 million in the nine months ended June 30, 2011.

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

Results of Operations

Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010

	Three months ended June 30, 2011
	Mueller Co.	U.S. Pipe	Anvil	Corporate	Total
	(in millions)
Net sales	$165.8	$107.1	$93.8	$—	$366.7

Gross profit (loss)	$46.7	$(2.8)	$26.6	$(0.2)	$70.3

Operating expenses:
Selling, general and administrative	23.9	6.6	17.0	7.2	54.7
Restructuring	0.2	1.4	0.1	—	1.7

Total operating expenses	24.1	8.0	17.1	7.2	56.4

Income (loss) from operations	$22.6	$(10.8)	$9.5	$(7.4)	13.9

Interest expense, net					16.8

Loss before income taxes					(2.9)
Income tax benefit					(0.2)

Net loss					$(2.7)

	Three months ended June 30, 2010
	Mueller Co.	U.S. Pipe	Anvil	Corporate	Total
	(in millions)
Net sales	$174.6	$120.2	$81.1	$—	$375.9

Gross profit (loss)	$52.1	$(2.7)	$21.1	$0.1	$70.6

Operating expenses:
Selling, general and administrative	23.3	7.7	16.6	9.6	57.2
Restructuring	—	0.9	—	—	0.9

Total operating expenses	23.3	8.6	16.6	9.6	58.1

Income (loss) from operations	$28.8	$(11.3)	$4.5	$(9.5)	12.5

Interest expense, net					15.8

Loss before income taxes					(3.3)
Income tax expense					0.5

Net loss					$(3.8)

Consolidated Analysis

Net sales for the quarter ended June 30, 2011 decreased to $366.7 million from $375.9 million in the prior year period. Net sales decreased $28.6 million due to lower shipment volumes partially offset by $17.5 million of higher pricing across all three business segments and $1.9 million due to favorable Canadian currency exchange rates.

Gross profit for the quarter ended June 30, 2011 decreased to $70.3 million from $70.6 million in the prior year period. Gross profit decreased $10.8 million due to higher raw material costs, $5.9 million from lower shipment volumes and $1.4 million from higher manufacturing costs. These decreases were partially offset by $17.5 million of higher sales pricing. Gross margin increased to 19.2% in the quarter ended June 30, 2011 compared to 18.8% in the prior year period. Gross margin increased primarily due to higher sales pricing across all three segments.

Selling, general and administrative expenses in the quarter ended June 30, 2011 decreased to $54.7 million from $57.2 million in the prior year period. The prior year period included higher professional fees.

In the quarters ended June 30, 2011 and 2010, we recorded restructuring charges of $1.7 million and $0.9 million, respectively, related primarily to closure activities.

Interest expense, net was $16.8 million in the quarter ended June 30, 2011 compared to $15.8 million in the prior year period. The components of interest expense, net are detailed below.

	Three months ended June 30,
	2011	2010
	(in millions)
7 3/8% Senior Subordinated Notes	$7.7	$7.7
8 3/4% Senior Unsecured Notes	5.0	—
2007 Credit Agreement, including swap contracts	—	6.2
ABL Agreement borrowings	0.5	—
Terminated interest rate swap contracts	2.1	0.1
Deferred financing fee amortization	0.5	0.7
Other interest expense	1.0	1.1

	16.8	15.8
Interest income	—	—

	$16.8	$15.8

In the quarter ended June 30, 2011, interest expense included $2.1 million of amortization of certain terminated interest rate swap contracts that had been retained in accumulated other comprehensive loss and are being amortized to interest expense over the original lives of the swap contracts, which would have matured at various dates through May 2012.

Segment Analysis

Mueller Co.

Net sales in the quarter ended June 30, 2011 decreased to $165.8 million from $174.6 million in the prior year period. Net sales decreased primarily due to $17.0 million of lower shipment volumes partially offset by $6.6 million of higher pricing and $1.6 million of favorable Canadian currency exchange rates.

Gross profit in the quarter ended June 30, 2011 decreased to $46.7 million from $52.1 million in the prior year period. Gross profit decreased due to $6.4 million from lower shipment volumes, $4.3 million from higher raw material costs and $1.5 million from higher manufacturing costs. These increases were partially offset by $6.6 million of higher sales pricing. Gross margin decreased to 28.2% in the quarter ended June 30, 2011 compared to 29.8% in the prior year period.

Excluding restructuring charges, income from operations in the quarter ended June 30, 2011 decreased to $22.8 million compared to $28.8 million in the prior year period due primarily to lower gross profit.

U.S. Pipe

Net sales in the quarter ended June 30, 2011 decreased to $107.1 million from $120.2 million in the prior year period. Net sales decreased $21.8 million due to lower shipment volumes partially offset by $8.7 million of higher pricing.

Gross loss in the quarter ended June 30, 2011 stayed relatively flat at $2.8 million compared to $2.7 million in the prior year period. Gross loss was impacted negatively primarily by $5.3 million of higher raw material costs and $2.9 million of lower shipment volumes. These factors were offset by $8.7 million of higher sales pricing. Gross loss margin was 2.6% in the quarter ended June 30, 2011 compared to 2.2% in the prior year period.

Restructuring charges were $1.4 million in the quarter ended June 30, 2011 compared to $0.9 million in the prior year period.

Excluding restructuring charges, the loss from operations improved by $1.0 million to $9.4 million in the quarter ended June 30, 2011 compared to $10.4 million in the prior year period. This improvement was due to decreased selling, general and administrative expenses.

Anvil

Net sales in the quarter ended June 30, 2011 increased to $93.8 million from $81.1 million in the prior year period. Net sales increased primarily due to $10.2 million due to higher shipment volumes and $2.2 million due to higher pricing.

Gross profit in the quarter ended June 30, 2011 increased to $26.6 million from $21.1 million in the prior year period. Gross profit increased $3.4 million due to higher shipment volumes, $2.2 million from higher sales pricing and $1.0 million from manufacturing and other cost savings. These factors were partially offset by $1.2 million of higher raw material costs. Gross margin was 28.4% in the quarter ended June 30, 2011 compared to 26.0% in the prior year period. Gross margin improved primarily as a result of higher shipment volumes and improved pricing.

Excluding restructuring charges, income from operations in the quarter ended June 30, 2011 increased to $9.6 million from $4.5 million in the prior year period. This increase was due primarily to $5.5 million of higher gross profit.

Corporate

Selling, general and administrative expenses decreased to $7.2 million in the quarter ended June 30, 2011 from $9.6 million in the prior year period primarily due to lower professional fees.

Nine months Ended June 30, 2011 Compared to the Nine months Ended June 30, 2010

	Nine months ended June 30, 2011
	Mueller Co.	U.S. Pipe	Anvil	Corporate	Total
	(in millions)
Net sales	$444.5	$257.3	$263.8	$—	$965.6

Gross profit (loss)	$109.7	$(13.3)	$73.4	$0.1	$169.9

Operating expenses:
Selling, general and administrative	67.6	21.2	50.4	22.3	161.5
Restructuring	1.2	3.3	1.2	—	5.7

Total operating expenses	68.8	24.5	51.6	22.3	167.2

Income (loss) from operations	$40.9	$(37.8)	$21.8	$(22.2)	2.7

Interest expense, net					49.0

Loss before income taxes					(46.3)
Income tax benefit					(17.8)

Net loss					$(28.5)

	Nine months ended June 30, 2010
	Mueller Co.	U.S. Pipe	Anvil	Corporate	Total
	(in millions)
Net sales	$449.1	$282.9	$258.8	$—	$990.8

Gross profit (loss)	$121.2	$(19.6)	$63.0	$0.1	$164.7

Operating expenses:
Selling, general and administrative	66.7	22.3	48.0	26.0	163.0
Restructuring	0.1	11.6	0.1	—	11.8

Total operating expenses	66.8	33.9	48.1	26.0	174.8

Income (loss) from operations	$54.4	$(53.5)	$14.9	$(25.9)	(10.1)

Interest expense, net					47.4
Loss on early extinguishment of debt					0.5

Loss before income taxes					(58.0)
Income tax benefit					(19.8)

Net loss					$(38.2)

Consolidated Analysis

Net sales for the nine months ended June 30, 2011 decreased to $965.6 million from $990.8 million in the prior year period. Net sales were flat after excluding the net sales of two Anvil divested businesses of $25.1 million for the nine months ended June 30, 2010. Net sales increased $44.2 million due to higher pricing across all three business segments and $3.5 million of favorable Canadian currency exchange rates offset by $47.8 million of lower shipment volumes.

Gross profit for the nine months ended June 30, 2011 increased to $169.9 million from $164.7 million in the prior year period. Gross profit increased $44.2 million due to higher sales pricing and $9.5 million due to manufacturing and other cost savings. These increases were substantially offset by $32.0 million of higher raw material costs, $12.4 million due to lower shipment volumes and the loss of $5.5 million of gross profit from the divested Anvil businesses. Gross margin increased to 17.6% in the nine months ended June 30, 2011 compared to 16.6% in the prior year period. Gross margin increased primarily due to relatively fewer low margin sales at U.S. Pipe.

Selling, general and administrative expenses in the nine months ended June 30, 2011 decreased to $161.5 million from $163.0 million in the prior year period. Selling, general and administrative expenses in the nine months ended June 30, 2010 were offset by gains totaling $4.5 million from the sale of two Anvil businesses. Excluding these gains, selling, general and administrative expenses declined primarily due to expenses related to Anvil’s divested businesses.

In the nine months ended June 30, 2011 and 2010, we recorded restructuring charges of $5.7 million and $11.8 million, respectively, related primarily to closing U.S. Pipe’s North Birmingham facility.

Interest expense, net was $49.0 million in the nine months ended June 30, 2011 compared to $47.4 million in the prior year period. The components of interest expense, net are detailed below.

	Nine months ended June 30,
	2011	2010
	(in millions)
7 3/8% Senior Subordinated Notes	$23.2	$23.2
8 3/4% Senior Unsecured Notes	15.0	—
ABL Agreement borrowings	1.3	—
2007 Credit Agreement, including swap contracts	—	19.9
Deferred expense on terminated interest rate swap contracts	—	(4.7)
Terminated interest rate swap contracts	6.0	4.0
Deferred financing fee amortization	1.7	2.2
Other interest expense	2.0	2.9

	49.2	47.5
Interest income	(0.2)	(0.1)

	$49.0	$47.4

In the nine months ended June 30, 2011, interest expense included $6.0 million of amortization of certain terminated interest rate swap contracts that had been retained in accumulated other comprehensive loss and are being amortized to interest expense over the original lives of the swap contracts, which would have matured at various dates through May 2012. In the nine months ended June 30, 2010, interest expense included a benefit of $0.7 million related to the deferral of expenses from the termination of interest rate swap contracts in 2009. Excluding these swap contract items, interest expense decreased by $5.0 million primarily due to a lower effective interest rate.

Segment Analysis

Mueller Co.

Net sales in the nine months ended June 30, 2011 decreased to $444.5 million from $449.1 million in the prior year period. Net sales decreased due to $22.5 million of lower shipment volumes, partially offset by $14.7 million of higher pricing and $3.2 million of favorable Canadian currency exchange rates.

Gross profit in the nine months ended June 30, 2011 decreased to $109.7 million from $121.2 million in the prior year period. Gross profit decreased $12.8 million due to higher raw material costs, $8.5 million due to lower shipment volumes and $5.5 million due to higher manufacturing costs. These decreases were partially offset by $14.7 million of higher sales pricing. Gross margin decreased to 24.7% in the nine months ended June 30, 2011 compared to 27.0% in the prior year period. Gross margin decreased primarily due to higher manufacturing costs and an unfavorable product mix.

Excluding restructuring charges, income from operations in the nine months ended June 30, 2011 was $42.1 million compared to $54.5 million in the prior year period. This decrease was primarily due to decreased gross profit of $11.5 million and higher selling, general and administrative expenses of $0.9 million. Expenses associated with the development of our metering technology and our pipe condition assessment and leak detection businesses contributed to the higher selling, general and administrative expenses.

U.S. Pipe

Net sales in the nine months ended June 30, 2011 decreased to $257.3 million from $282.9 million in the prior year period. Net sales decreased $47.5 million due to lower shipment volumes partially offset by $21.9 million of higher pricing.

Gross loss in the nine months ended June 30, 2011 improved by $6.3 million to a loss of $13.3 million from $19.6 million in the prior year period. Gross loss benefited from $21.9 million of higher sales pricing and $7.7 million of manufacturing and other cost savings. These factors were partially offset by $13.8 million of higher raw material costs and $9.5 million of lower shipment volumes. Gross loss margin improved to 5.2% in the nine months ended June 30, 2011 from 6.9% in the prior year period. Gross loss margin improved primarily due to improved pricing and manufacturing and other cost savings.

Restructuring charges were $3.3 million in the nine months ended June 30, 2011 compared to $11.6 million in the prior year period, which included $6.1 million of asset impairment and $5.5 million of employee-related and other charges related to closing the North Birmingham facility.

Excluding restructuring charges, the loss from operations improved by $7.4 million to $34.5 million in the nine months ended June 30, 2011 compared to $41.9 million in the prior year period. This improvement was due primarily to the reduced gross loss in 2011.

Anvil

Net sales in the nine months ended June 30, 2011 increased to $263.8 million from $258.8 million in the prior year period. Excluding net sales of $25.1 million of two divested businesses, net sales increased $30.1 million for the nine months ended June 30, 2010. Net sales increased $22.2 million due to higher shipment volumes and $7.6 million due to higher pricing.

Gross profit in the nine months ended June 30, 2011 increased to $73.4 million from $63.0 million in the prior year period. Gross profit increased $7.6 million due to higher sales pricing, $7.3 million from manufacturing and other cost savings and $5.6 million from higher shipment volumes. These factors were partially offset by the loss of $5.5 million of gross profit from the divested businesses and $5.4 million of higher raw material costs. Gross margin was 27.8% in the nine months ended June 30, 2011 compared to 24.3% in the prior year period. Gross margin improved primarily as a result of manufacturing and other cost savings.

Excluding restructuring charges, income from operations in the nine months ended June 30, 2011 increased to $23.0 million from $15.0 million in the prior year period. Selling, general and administrative expenses in the nine months ended June 30, 2010 included gains totaling $4.5 million from the sale of two businesses. Excluding these gains, income from operations increased $3.5 million due to $10.4 million of higher gross profit and $2.4 million of lower selling, general and administrative expenses, primarily as a result of expenses related to the divested businesses.

Corporate

Selling, general and administrative expenses decreased to $22.3 million in the nine months ended June 30, 2011 from $26.0 million in the prior year period primarily due to lower employee-related costs, a franchise tax adjustment and lower professional fees.

Liquidity and Capital Resources

We had cash and cash equivalents of $45.8 million and $139.7 million of borrowing capacity under our asset based lending agreement (the “ABL Agreement”) at June 30, 2011. Cash provided by (used in) operating activities is summarized below.

	Nine months ended June 30,
	2011	2010
	(in millions)
Collections from customers	$942.4	$980.4
Disbursements, other than interest and income taxes	(896.6)	(916.6)
Interest payments, net	(43.8)	(54.9)
Income tax refunds (payments), net	(4.7)	26.8

	$(2.7)	$35.7

Collections of receivables were lower in the nine months ended June 30, 2011 compared to the prior year period primarily due to lower year-over-year net sales and the timing of receipts from customers.

Interest payments were lower in the nine months ended June 30, 2011 compared to the prior year period due to the lower effective rate associated with the debt refinancing that was completed during the 2010 fourth quarter and the timing of interest payments for the changed debt components.

Income tax refunds, net, in the nine months ended June 30, 2010 reflect the carryback of taxable losses to prior periods, which substantially exhausted available carryback opportunities.

Capital expenditures were $21.9 million during the nine months ended June 30, 2011 compared to $21.4 million during the prior year period. Total 2010 capital expenditures were $32.8 million. 2011 capital expenditures are estimated to be between $33 million and $35 million.

Our actuaries will perform an analysis of the funded status of our U.S. pension plan as of January 1, 2011 for purposes of determining funding thresholds under provisions of the Pension Protection Act of 2006. A significant portion of the assets invested in our U.S. and Canadian defined benefit pension plans is invested in equity securities. If market conditions require us to lower our estimated rate of return on these assets, pension expense may increase and we may need to increase our contributions to these plans. We expect to contribute approximately $23 million to our pension plans during 2011, of which we paid $19.3 million in the nine months ended June 30, 2011.

We anticipate that our existing cash, cash equivalents and borrowing capacity combined with our expected operating cash flows will be sufficient to meet our anticipated operating expenses, capital expenditures, pension contributions and debt service obligations as they become due through June 30, 2012. However, our ability to make these payments will depend partly upon our future operating performance, which will be affected by regional, national or global political, economic, business, competitive, market and regulatory conditions and other factors beyond our control.

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

Borrowings under the ABL Agreement bear interest at a floating rate equal to LIBOR plus a margin ranging from 275 to 325 basis points, or a base rate, as defined in the ABL Agreement, plus a margin ranging from 175 to 225 basis points. At June 30, 2011, the applicable rate was LIBOR plus 300 basis points.

The ABL Agreement terminates in August 2015 and had outstanding borrowings of $49.0 million at June 30, 2011. We pay a commitment fee of 50 basis points for any unused borrowing capacity under the ABL Agreement. Borrowings under the ABL Agreement are not subject to any financial maintenance covenants unless excess availability is less than the greater of $34 million and 12.5% of the aggregate commitments under the ABL Agreement. Excess availability, as reduced by total outstanding borrowings, outstanding letters of credit and accrued fees and expenses, was $174.1 million at June 30, 2011.

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

8 3/4% Senior Unsecured Notes

We owed $225.0 million of principal of 8 3/4% Senior Unsecured Notes (“Senior Unsecured Notes”) at June 30, 2011. We pay interest on the Senior Unsecured Notes semi-annually and the principal is due in September 2020. We may redeem up to $22.5 million of the Senior Unsecured Notes at a redemption price of 103% plus accrued and unpaid interest once in each year ending September 1, 2012 and 2013. We may also redeem up to $78.8 million of the Senior Unsecured Notes at a redemption price of 108.75%, plus accrued and unpaid interest, with the net cash proceeds from certain equity offerings prior to September 2013, provided that at least $146.2 million remains outstanding immediately after such redemption. After August 2015, we may redeem the Senior Unsecured Notes at specified redemption prices plus accrued and unpaid interest. Upon a Change of Control (as defined in the indenture securing the Senior Unsecured Notes), we are required to offer to purchase the outstanding Senior Unsecured Notes at a purchase price of 101%, plus accrued and unpaid interest. The Senior Unsecured Notes are guaranteed by substantially all of our U.S. subsidiaries, but are subordinate to borrowings under the ABL Agreement.

7 3/8% Senior Subordinated Notes

We owed $420.0 million of principal of 7 3/8% Senior Subordinated Notes (“Senior Subordinated Notes”) at June 30, 2011. Interest on the Senior Subordinated Notes is payable semi-annually and the principal is due in June 2017. After May 2012, we may redeem any portion of the Senior Subordinated Notes at specified redemption prices plus accrued and unpaid interest. Upon a Change of Control (as defined in the indenture securing the Senior Subordinated Notes), we are required to offer to purchase the outstanding Senior Subordinated Notes at 101%, plus accrued and unpaid interest. The Senior Subordinated Notes are secured by the guarantees of substantially all of our U.S. subsidiaries, but are subordinate to the borrowings under the ABL Agreement and the Senior Unsecured Notes.

Credit Ratings

Our credit ratings issued by Moody’s and Standard & Poor’s were as follows.

	June 30, 2011		September 30, 2010
	Moody’s	Standard & Poor’s	Moody’s	Standard & Poor’s
Corporate credit rating	B2	B	B2	B
ABL Agreement	Not rated	Not rated	Not rated	Not rated
8 3/4% Senior Unsecured Notes	B1	B+	B1	B+
7 3/8% Senior Subordinated Notes	B3	CCC+	B3	CCC+
Outlook	Stable	Stable	Stable	Stable

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

We use letters of credit and surety bonds in the ordinary course of business to ensure our performance of contractual obligations. At June 30, 2011, we had $38.7 million of letters of credit and $38.5 million of surety bonds outstanding.

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

Natural Gas Swap Contracts

We used natural gas swap contracts with a cumulative total notional amount of approximately 113,000 MMBtu at June 30, 2011 to hedge against cash flow variability arising from changes in natural gas prices in conjunction with our anticipated purchases of natural gas through September 2011. These swap contracts fix the rate on portions of our natural gas purchases to $4.43 per MMBtu. We account for these swap contracts as effective hedges. Additional cost of sales associated with settlements under these swap contracts was immaterial during the nine months ended June 30, 2011. The fair value of these natural gas swap contracts was immaterial at June 30, 2011.

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

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this quarterly report. Based on this evaluation, those officers have concluded that our disclosure controls and procedures were effective at June 30, 2011.

There have been no significant changes in our internal procedures that significantly affected, or are reasonably likely to affect, our disclosure controls during the quarter ended June 30, 2011.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

Refer to the information provided in Note 12 to the notes to the condensed consolidated financial statements presented in Item 1 of Part I of this report.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2010, and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, each of which could materially affect our business, financial condition or operating results. These described risks are not the only risks facing us. Additional risks and uncertainties not known to us or that we deem to be immaterial also may materially adversely affect our business, financial condition or operating results. There have been no material changes to the risk factors disclosed in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended September 30, 2010, and in Part I, Item 1A. of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2011, we repurchased shares of our common stock as follows.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publically announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April 1-30, 2011	—	$—	—	—
May 1-31, 2011	762	4.35	—	—
June 1-30, 2011	—	—	—	—

Total	762	$4.35	—	—

(1)	The total number of shares purchased consists of shares surrendered to us to pay the tax withholding obligations of employees in connection with the lapsing of restricted stock units.

Item 6.	Exhibits

(a)	Exhibits

Exhibit No.	Document

10.23.2	Assignment and Amendment of Change-in-Control Severance Agreement dated June 10, 2011 between Mueller Water Products, Inc., United States Pipe and Foundry Company, LLC and Mr. Paul Ciolino. Incorporated by reference to Exhibit 10.23.2 to Mueller Water Products, Inc. Form 8-K (File no. 001-32892) filed on June 14, 2011.

10.29	United States Pipe and Foundry Company, LLC and Special Incentive Award Program. Incorporated by reference to Exhibit 10.29 to Mueller Water Products, Inc. Form 8-K (File no. 001-32892) filed on June 14, 2011.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language), (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements.

*	Filed with this quarterly report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MUELLER WATER PRODUCTS, INC.

Date: August 9, 2011	By:	/s/ EVAN L. HART
Evan L. Hart
Chief Financial Officer