Form 10-K
period 2011-09-30
Mueller Water Products, Inc.
filed 2011-11-29
CIK 1350593

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 001-32892
__________________________________________________________________________
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒ Yes ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) ☒ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.505 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one): ☒ Large accelerated filer     ☐ Accelerated filer      ☐ Non-accelerated filer     ☐ Smaller reporting company
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes ☒ No
There were 155,801,883 shares of Series A common stock of the registrant outstanding at November 14, 2011. At March 31, 2011, the aggregate market value of the voting and non-voting common stock held by non-affiliates was $689 million based on the closing price per share as reported on the New York Stock Exchange.
DOCUMENTS INCORPORATED BY REFERENCE
Applicable portions of the Proxy Statement for the Annual Meeting of Stockholders of the Company to be held January 25, 2012 are incorporated by reference into Part III of this Form 10-K.

Introductory Note
In this annual report on Form 10-K (the “annual report”), (1) the “Company,” “we,” “us” or “our” refer to Mueller Water Products, Inc. and its subsidiaries, including Mueller Co., U.S. Pipe and Anvil International or their management; (2) “Mueller Co.” refers to Mueller Co. Ltd., our subsidiary; (3) “U.S. Pipe” refers to United States Pipe and Foundry Company, LLC, our subsidiary; and (4) “Anvil International” refers to Anvil International, L.P., our subsidiary. With regard to the Company's segments, “we,” “us” or “our” may also refer to the segment being discussed or its management.
Certain of the titles and logos of our products referenced in this annual report are our intellectual property. Each trade name, trademark or servicemark of any other company appearing in this annual report is the property of its holder.
Unless the context indicates otherwise, whenever we refer in this annual report to a particular year, we mean the fiscal year ended or ending September 30 in that particular calendar year. We manage our businesses and report operations through three business segments: Mueller Co., US Pipe and Anvil, based largely on the products sold and the customers served.
Industry and Market Data
In this annual report, we rely on and refer to information and statistics from third-party sources regarding economic conditions and trends, the demand for our water infrastructure products, flow control and piping component system products and services and the competitive conditions we face in serving our customers and end users. We believe that these sources of information and estimates are accurate, but we have not independently verified them.
Most of our primary competitors are not publicly traded. Accordingly, only limited current public information is available with respect to the size of our end markets or our relative strength or competitive position. Our statements in this annual report about our relative market strength and competitive position with respect to other products are based on our beliefs, studies and judgments concerning industry trends.
Forward-Looking Statements
This annual report contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements that address activities, events or developments that we intend, expect, plan, project, believe or anticipate will or may occur in the future are forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements we make regarding general economic conditions, spending by municipalities, the outlook for the residential and non-residential construction markets, the market reception of Mueller Systems' and Echologics' products and services, the remediation of the material weakness in our internal control over financial reporting and the outcome of our evaluation of strategic alternatives for US Pipe and the impacts of these factors on our businesses. Forward-looking statements are based on certain assumptions and assessments made by us in light of our experience and perception of historical trends, current conditions and expected future developments. Actual results and the timing of events may differ materially from those contemplated by the forward-looking statements due to a number of factors, including regional, national or global political, economic, business, competitive, market and regulatory conditions and the following:

•	the spending level for water and wastewater infrastructure;

•	the level of manufacturing and construction activity;

•	our ability to service our debt obligations; and

•	the other factors that are described under the section entitled “RISK FACTORS” in Item 1A of Part I of this annual report.
Undue reliance should not be placed on any forward-looking statements. We do not have any intention or obligation to update forward-looking statements except as required by law.

*
All or a portion of the referenced section incorporated by reference from our definitive proxy statement that will be issued in connection with the Annual Meeting of Stockholders to be held on January 25, 2012.

PART I

Item 1.	BUSINESS
Our Company
Mueller Water Products, Inc. is a leading North American manufacturer and marketer of a broad range of products and services that are used in the transmission, distribution and measurement of drinking water and in water treatment facilities. Our product portfolio includes ductile iron pipe, water and gas valves, fire hydrants, water meter products and systems and a broad range of pipe fittings, couplings, hangers and nipples, which are used by municipalities, as well as the residential and non-residential construction industries, for heating, ventilation and air conditioning (“HVAC”), fire protection, industrial, energy and oil & gas applications. Our products enjoy leading positions due to their strong brand recognition and reputation for quality and service. We believe that we have one of the largest installed bases of iron gate valves and fire hydrants in the United States. At September 30, 2011, our installed products included more than 11 million iron gate valves and more than three million fire hydrants. Our valve or fire hydrant products are specified for use in the 100 largest metropolitan areas in the United States. Our large installed base, broad product range and well-known brands have led to long-standing relationships with the key distributors and end users of our products. Approximately 75% of our net sales during 2011 came from products for which we believe we have a leadership position in the United States and Canada. Our net sales were $1,339.2 million in 2011.
We manage our businesses and report operations through three business segments, based largely upon the products sold and the customers served: Mueller Co., US Pipe and Anvil.
Mueller Co.
Mueller Co. manufactures valves for water and gas systems, including iron gate, butterfly, tapping, check, plug and ball valves, as well as dry-barrel and wet-barrel fire hydrants and a broad line of pipe repair products such as clamps and couplings used to repair leaks. The business also provides residential and commercial water meter products and systems. Sales of Mueller Co. products are driven principally by spending on water and wastewater infrastructure upgrade, repair and replacement and construction of new water and wastewater infrastructure, which is typically associated with construction of new residential communities. Mueller Co. products are sold primarily through waterworks distributors. We estimate that a substantial majority of Mueller Co.'s 2011 net sales were for infrastructure upgrade, repair and replacement.
US Pipe
US Pipe manufactures a broad line of ductile iron pipe, restraint joint products and other products. US Pipe products are sold primarily to waterworks distributors, contractors, municipalities, utilities and other governmental agencies. A substantial percentage of ductile iron pipe orders result from contracts that are bid by distributors. We estimate that a substantial majority of US Pipe's 2011 net sales were for infrastructure upgrade, repair and replacement.
Anvil
Anvil manufactures and sources a broad range of products, including a variety of fittings, couplings, hangers, nipples, valves and related products for use in many forms of non-residential construction for HVAC, fire protection, industrial, energy and oil & gas applications. Anvil sells primarily to distributors who then sell the products to a wide variety of end users. These distributors are serviced primarily through Anvil's distribution centers. We believe Anvil's network of distributors is the largest such distribution network serving similar end users.

Major products and selected brand names
The table below illustrates each segment's net sales during 2011, major product lines, product positions, selected brand names and primary end users.

	Mueller Co.	U.S. Pipe	Anvil
Net sales (in millions)	$605.5	$374.6	$359.1
Major product lines (product position in U.S. and Canada*)	Fire hydrants (#1) Iron gate valves (#1) Butterfly and ball valves (#1) Plug valves (#2) Brass water products (#2)	Ductile iron pipe (#1)	Pipe fittings and couplings (#1) Grooved products (#2) Pipe hangers (#2)
Selected brand names	Mueller® Pratt® Milliken™ Jones® Hersey® HydroGate® Canada Valve™ Mueller ServiceSM Mueller SystemsSM Mi.Data™ Mi.Net™ Mi.Hydrant™ LeakTuner™ LeakFinderRT™ LeakListener™	U.S. Pipe® Tyton® Tyton Joint® TR Flex® Usiflex® Field Lok® MJ Field Lok® HP Lok ® Fast Fab™ Trim Tyton®	Anvil® AnvilStar® SPF® Merit® Gruvlok® J.B. Smith™ Anvil-Strut® Catawissa™
Primary end users	Water and wastewater infrastructure	Water and wastewater infrastructure	HVAC, fire protection, industrial, energy and oil & gas

*
Product position information is based on our net sales compared to our estimates of the net sales of our principal competitors for these product categories. Our estimates were based on internal analyses and information from trade associations and our distributor networks, where available.

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
On September 23, 2009, we completed a public offering of 37,122,000 shares of common stock.
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
We will maintain our leadership positions with our customers and end users by leveraging our brand names and large installed base; the specification of our products (valves or fire hydrants) in all of the largest 100 metropolitan areas in the United States; our established and extensive distribution channels; and our broad range of leading water infrastructure, flow control and piping component system products, as well as by developing and introducing additional products and services.
We will continue to enhance operational excellence.
We will continue to pursue superior product engineering, design and manufacturing by investing in technologically advanced manufacturing processes, such as lost foam casting and automated molding machinery. We will also seek opportunities to improve manufacturing efficiency safely by increasing the use of automated ductile iron pipe processes and the use of our manufacturing facility in China and continuing our other cost-reduction and efficiency initiatives. We will continue to expand the use of LEAN manufacturing and Six Sigma business improvement methodologies where appropriate to safely capture higher levels of quality, service and operational efficiency. We will also continue to evaluate sourcing certain products wherever doing so will lower our costs while maintaining quality and service.
We will increase the breadth and depth of our products and services.
We will continue to focus on delivering value to our customers and end users by increasing the breadth and depth of our products and services. Further, through acquisition and internal development of proprietary technologies and intellectual capital, we will continue to enhance and develop products and services that will be recognized for their superior quality and reliability.
We will expand internationally.
We will selectively pursue attractive international opportunities, including potential acquisitions, that may enable us to enter new markets with growth potential, strengthen our current competitive positions, enhance our existing product offerings, expand our technological capabilities or provide synergy opportunities.

Description of Products and Services
We offer a broad line of water infrastructure, flow control and piping component system products primarily in the United States and Canada. Our principal products are ductile iron pipe, water and gas valves, fire hydrants, water meter products and systems, leak detection and a broad range of pipe fittings, couplings, hangers and nipples. Our products are generally designed, manufactured and tested in compliance with industry standards.
Mueller Co.
Water and Gas Valves and Related Products.  Mueller Co. manufactures valves for water and gas systems, including iron gate, butterfly, tapping, check, plug and ball valves. Water and gas valves and related products accounted for $387.9 million, $411.6 million and $370.0 million of our gross sales during 2011, 2010 and 2009, respectively. All of our valve products are used to control transmission of potable (drinkable) water, non-potable water or gas. Water valve products typically range in size from ¾ inch to 36 inches in diameter, but we also manufacture significantly larger valves as custom order work through our Henry Pratt division. Most of these valves are used in water distribution and water treatment facilities.
We also produce small valves, meter bars and line stopper fittings for use in gas systems. In addition, we manufacture machines and tools for tapping, drilling, extracting, installing and stopping-off, which are designed to work with our water and gas fittings and valves as an integrated system.
Fire Hydrants.  Mueller Co. manufactures dry-barrel and wet-barrel fire hydrants. Sales of fire hydrants and fire hydrant parts accounted for $137.6 million, $137.6 million and $114.4 million of our gross sales in 2011, 2010 and 2009, respectively. We sell fire hydrants for new water infrastructure development, fire protection systems and water infrastructure repair and replacement projects.

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
Water technologies and other products and services.  Through its Mueller Systems business, Mueller Co. manufactures a variety of intelligent water technology products that are designed to help waterworks providers accurately measure water usage. These products include water meters, advanced metering infrastructure systems and automated meter reading products. Water meters are marketed under the Hersey Meters name. These products have the capability to measure water usage from small residential flows to large fire and master meter applications.
Through its Echologics business, Mueller Co. offers pipe condition assessment and leak detection services. It also offers installation, replacement and maintenance services on new and existing valves, fire hydrants and service lines under the Mueller Service brand name.  Services include wet taps, dry installs, line stops and main-to-meter connections with full excavation and refurbishment.
Other products include pipe repair products, such as clamps and couplings used to repair leaks and municipal castings, such as manhole covers and street drain grates. We sell these products under the Mueller and Jones brand names.
US Pipe
US Pipe manufactures a broad line of ductile iron pipe, restraint joint products, fittings and other products. Ductile iron is a cast iron that is heat-treated to make it less brittle. US Pipe's net sales were $374.6 million, $377.8 million and $410.9 million during 2011, 2010 and 2009, respectively.
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
Anvil
Anvil products include a variety of fittings, couplings, hangers, nipples, valves and related pipe products for use in non-residential construction for industrial, HVAC, fire protection, energy and oil & gas applications. Anvil's net sales were $359.1 million, $346.9 million and $469.9 million in 2011, 2010 and 2009, respectively, of which $87.9 million, $100.3 million and $179.5 million, respectively, were of products manufactured by third parties.
The majority of Anvil's products are not specified by an architect or an engineer, but are required to be manufactured to industry specifications, which could include material composition, tensile strength and various other requirements. Many products carry the Underwriters Laboratory (“UL”), Factory Mutual (“FM”) or other approval rating.

Fittings and Couplings. Anvil manufactures threaded and grooved pipe fittings and couplings. Pipe fittings and couplings join two pieces of pipe together. Listed below are the four primary categories of pipe fittings and couplings that we manufacture.

•
Cast Iron Fittings. Cast iron is the most economical threaded fittings material and is the standard used in the United States for low pressure applications, such as sprinkler systems and other fire protection systems. We believe that the substantial majority of our cast iron products are used in the fire protection industry, with the remainder used in steam and other HVAC applications.

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

Sales, Marketing and Distribution
We sell primarily to distributors. Our distributor relationships are generally non-exclusive, but we attempt to align ourselves with key distributors in every market we serve. We believe that Mueller and US Pipe are the two most recognized brands in the U.S. water infrastructure industry.
Mueller Co.
Mueller Co. sells its products, primarily through waterworks distributors, to a wide variety of end user customers, including municipalities, water and wastewater utilities, gas utilities, and fire protection and construction contractors. Sales of our products are heavily influenced by the specifications for the underlying projects. Approximately 20%, 22% and 17% of Mueller Co.'s net sales were to Canadian customers in 2011, 2010 and 2009, respectively.
At September 30, 2011, Mueller Co. had 109 sales representatives in the field and 104 inside marketing and sales professionals, as well as 84 non-employee manufacturers' representatives. In addition to calling on distributors, these representatives also call on municipalities, water companies and other end users to ensure that the products specified for their projects are our products or comparable to our products. Municipalities often require contractors to use the same products that have been historically used by that municipality.
Mueller Co.'s large installed base, broad product range and well-known brands have led to many long-standing relationships with the leading distributors in the industries we serve. Our distribution network covers all of the major locations for our products in the United States and Canada. Although we have long-term relationships with most of our top distributors, we typically do not have long-term contracts with them and we do not have written contracts with our two largest distributors. These top two distributors together accounted for approximately 29%, 31% and 31% of Mueller Co.'s gross sales in 2011, 2010 and 2009, respectively. The loss of either of these distributors could have a material adverse effect on our business. See “Item 1A. RISK FACTORS-We depend on a small group of major distributors for a significant portion of our sales.”

US Pipe
US Pipe sells primarily to waterworks distributors, contractors, municipalities, utilities and other governmental agencies. A substantial percentage of ductile iron pipe orders result from contracts that are bid by contractors or directly issued by municipalities or utilities. An increasing portion of ductile iron pipe sales is made through independent waterworks distributors. We maintain numerous supply depots throughout the United States to better serve our customers.
At September 30, 2011, US Pipe had a sales force of 37 sales representatives.
US Pipe's top customer, HDS IP Holding, LLC (“HD Supply”) with whom we do not have a written contract, represented approximately 19%, 14% and 15% of US Pipe's gross sales in 2011, 2010 and 2009, respectively. The loss of this customer could have a material adverse effect on our business. See “Item 1A. RISK FACTORS-We depend on a small group of major distributors for a significant portion of our sales.”
Anvil
Anvil sells primarily to distributors who then sell the products to a wide variety of end users, including commercial contractors. At September 30, 2011, Anvil's sales force consisted of 128 sales and customer service representatives and 23 independent sales representatives. Anvil ships products primarily from four major regional distribution centers, from which we are generally able to provide 24-hour turnaround. Approximately 7%, 14% and 26% of Anvil's net sales were to Canadian customers during 2011, 2010 and 2009, respectively. Anvil sold its Canadian wholesale distribution business in January 2010.
Anvil generally does not have written contracts with its distributors, although it has long-term relationships with most of its top distributors. Anvil's top three distributors together accounted for approximately 17%, 14% and 12% of Anvil's gross sales in 2011, 2010 and 2009, respectively. The loss of any one of these distributors could have a material adverse effect on our business. See “Item 1A. RISK FACTORS-We depend on a small group of major distributors for a significant portion of our sales.”

Backlog
Our backlog is not significant, except for US Pipe and the Henry Pratt division of Mueller Co. Henry Pratt manufactures parts for large projects that typically require design and build specifications. The delivery lead time for parts used for these projects can be as long as nine months. Backlog in 2011 at US Pipe increased primarily because of a significant order from the Middle East. Backlog for US Pipe and Henry Pratt is presented below.

	September 30,
	2011	2010
	(in millions)
US Pipe	$68.3	$27.0
Henry Pratt	57.7	61.3

Manufacturing
See “Item 2. PROPERTIES” for a description of our principal manufacturing facilities.
We will continue to expand the use of LEAN manufacturing and Six Sigma business improvement methodologies where appropriate to capture higher levels of quality, service and operational efficiency safely.
Mueller Co.
At September 30, 2011, Mueller Co. operated 12 manufacturing facilities in the United States, Canada and China. Our manufacturing operations include foundry, machining, fabrication, assembly, testing and painting operations. Not all facilities perform each of these operations. Our existing manufacturing capacity is sufficient for near-term requirements. We have no current plans to expand capacity.

Mueller Co. foundries use lost foam and green sand casting techniques. We utilize the lost foam technique for fire hydrant production in our Albertville, Alabama facility and for iron gate valve production in our Chattanooga, Tennessee facility. The lost foam technique has several advantages over the green sand technique for high-volume products, including a reduction in the number of manual finishing operations, lower scrap levels and the ability to reuse some of the materials. The selection of the appropriate casting technique, pattern, core-making equipment, sand and other raw materials depends on the final product and its complexity, specifications, function and production volume.
US Pipe
At September 30, 2011, US Pipe operated two facilities in the United States for manufacturing ductile iron pipe. We utilize the DeLavaud centrifugal casting process, which consists of introducing molten iron into a rapidly turning steel mold and relying on the centrifugal force to distribute molten iron around the inner surface of the mold to produce ductile iron pipe of uniform thickness. Our Bessemer facility includes our relatively new automated ductile iron pipe processes to improve manufacturing efficiency.
Fast Fabricators operates a small number of relatively small facilities throughout the United States that primarily fabricate, coat and line ductile iron pipe.
Anvil
At September 30, 2011, Anvil operated eight manufacturing facilities in the United States.  Our manufacturing operations include foundry, heat treating, machining, fabricating, assembling, testing and painting operations.  Not every facility performs each of these operations. Our foundry operations employ automated vertical and horizontal green sand molding equipment. Our products are made in a high volume production environment extensively using high-speed computer controlled machines and other automated equipment.

Raw Materials and Purchased Components
Our products are made using several basic raw materials, including scrap steel, scrap iron, sand, resin, brass ingot, steel pipe, coke and various purchased components. These materials have been and are expected to continue to be readily available and competitively priced.
We have experienced raw material cost increases in all segments, and we believe these cost increases may persist in 2012. Mueller Co. experienced a 23% increase in the average cost of brass ingot purchased and a 16% increase in the average cost per ton of scrap steel purchased in 2011 compared to 2010.  US Pipe's average scrap iron cost per ton purchased in 2011 was 26% higher than in 2010, and Anvil experienced a 22% increase in the average cost per ton of scrap steel purchased in 2011 compared to 2010.
We can give no assurance that the price of raw materials will meet our expectations or that we will be able to increase prices to our customers to offset any future cost increases. See “Item 1A. RISK FACTORS- The costs of our raw materials or purchased components can be volatile.”

Research and Development
Our primary research and development (“R&D”) facilities are located in Smithfield, Rhode Island for Mueller Co. and Anvil and Bessemer, Alabama for US Pipe. The primary focus of these groups is to develop new products, improve and refine existing products and obtain and assure compliance with industry approval certifications or standards (such as American Water Works Association, UL, FM and The Public Health and Safety Company).  At September 30, 2011, we employed 63 people dedicated to R&D activities.  R&D expenses were $10.1 million, $8.0 million and $6.9 million during 2011, 2010 and 2009, respectively. We actively seek patent protection where possible to prevent copying of our proprietary products.

Patents, Licenses and Trademarks
We have active patents and trademarks relating to the design of our products and trademarks for our brands and products. We have filed and continue to file, when appropriate, patent applications used in connection with our businesses and products. Most of the patents for technology underlying our products have been in the public domain for many years, and we do not believe third-party patents individually or in the aggregate are material to our businesses. However, we consider the pool of proprietary information, consisting of expertise and trade secrets relating to the design, manufacture and operation of our products to be particularly important and valuable. We generally own the rights to the products that we manufacture and sell and we are not dependent in any material way upon any license or franchise to operate. U.S. Pipe has granted numerous trademark licenses around the world with respect to its ductile iron pipe accessories, such as joint restraint systems. See “Item 1A. RISK FACTORS-We may not adequately prevent others from using our intellectual property.”

Seasonality
See “Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Effect of Inflation; Seasonality” and “Item 1A. RISK FACTORS-Sales of certain of our products are seasonal.”

Competition
The U.S. and Canadian markets for water infrastructure, flow control and piping component system products are competitive. See “Item 1A. RISK FACTORS-Our industry is very competitive and some of our products are similar to those manufactured by our competitors.” However, there are only a few competitors for most of our product offerings. Many of our competitors are well-established companies with strong brand recognition. We consider our installed base, product quality, customer service level, brand recognition, price, distribution and technical support to be competitive strengths.
The competitive environment for most Mueller Co. products is mature and many end users are slow to transition to brands other than their historically preferred brand. It is difficult to increase market share in this environment. We believe that Mueller Co. fire hydrants and valves enjoy strong competitive positions based largely on their quality, dependability, installed base and strong brand names. Our principal competitors for fire hydrants and iron gate valves are McWane, Inc. and American Cast Iron Pipe Company. The primary competitors for our brass products are The Ford Meter Box Company, Inc. and A.Y. McDonald Mfg. Co. Many brass valves are interchangeable among different manufacturers.
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
The environment for Anvil's products is highly competitive, price sensitive and vulnerable to the increased acceptance of products produced in perceived low-cost countries, such as China and India. We compete primarily on the basis of availability, service, price and breadth of product offerings. Our primary competitors in the United States are Ward Manufacturing L.L.C. for cast iron and malleable iron fittings, Victaulic Company and Tyco International Ltd. for ductile grooved fittings and ERICO International Corporation, Cooper Industries plc and Carpenter & Paterson, Inc. for pipe hangers. Our mechanical and industrial customers have been slower to accept products manufactured outside the United States than our fire protection customers.

Environmental Matters
See “Item 3. LEGAL PROCEEDINGS-Environmental”.

Safety
We continuously strive to reduce injuries at our properties.  In 2011, our total recordable injury rate increased by 17% to 3.7 injuries per 100 employees and our days away from work rate increased by 7% to 0.4 cases per 100 employees, each compared to 2010. This resulted in 14 more injuries and 11 more days away from work cases in 2011 compared to 2010.

Regulatory Matters
The production and marketing of our products is subject to the rules and regulations of various U.S. and non-U.S. federal, state and local agencies, including laws governing our relationships with distributors. Regulatory compliance has not had a material effect on our results to date. We are not aware of any pending legislation that is likely to have a material adverse effect on our operations. See “Item 3. LEGAL PROCEEDINGS,” and “Item 1A. RISK FACTORS-Some of our brass water infrastructure products contain lead, and such products are restricted by existing state and impending federal law.”

Employees
At September 30, 2011, we employed approximately 4,800 people, of whom approximately 90% work in the United States. At September 30, 2011, approximately 69% of our hourly workforce was covered by collective bargaining agreements.

Our locations with employees covered by such agreements are presented below.

Location	Expiration of current agreement(s)

Albertville, AL	September 2014
Bessemer, AL	October 2013, October 2014, October 2015 and December 2015
Union City, CA	October 2015
Aurora, IL	August 2015
Decatur, IL	June 2012
University Park, IL	April 2014
Bloomington, MN	March 2012
Burlington, NJ	May 2014
Columbia, PA	April 2014 and May 2014
Chattanooga, TN	September 2013 and October 2014
Henderson, TN	December 2011
St. Jerome, Canada	November 2014
Simcoe, Canada	November 2013
We believe that relations with our employees, including those represented by collective bargaining agreements, are good.

Geographic Information
See "Notes to Consolidated Financial Statements - Note 18. Segment information."

Item 1A.	RISK FACTORS

Risks Relating to Our Businesses
Our end markets are subject to economic cycles.
Our primary end markets are the repair and replacement of municipal water distribution and treatment systems, non-residential construction and new water and wastewater infrastructure, which is dependent on residential construction associated with new community developments. Sustained uncertainty about these end markets could cause our distributors and our end use customers to delay purchasing, or determine not to purchase, our products. Other general economic factors, including high levels of unemployment and foreclosures, interest rate fluctuations, fuel and other energy costs, labor and healthcare costs, the state of credit markets (including mortgages, home equity loans and consumer credit), weather, natural disasters and other factors beyond our control, could adversely affect our sales, profitability and cash flows.
Our business depends on government spending for water and wastewater infrastructure construction activity.
A portion of our business depends on local, state and federal spending on water and wastewater infrastructure upgrade, repair and replacement. A significant percentage of our products are ultimately used by municipalities or other governmental agencies in water transmission, distribution, collection and treatment systems.

Average total investment in public water and wastewater systems from state and local government in recent years has been approximately 95% according to the U.S. Census Bureau. Funds for water infrastructure repair and replacement typically come from local taxes or water rates, and the ability of state and local governments to increase taxes or water rates may be limited. In addition, state and local governments that do not budget for capital expenditures in setting tax rates and water rates may be unable to pay for water infrastructure repair and replacement if they do not have other funding sources. It is not unusual for water projects to be delayed and rescheduled for a number of reasons, including changes in project priorities and difficulties in complying with environmental and other governmental regulations.
Some state and local governments have placed or may place significant restrictions on the use of water by their constituents. These water use restrictions have or may similarly lead to reduced water revenues by municipalities or other governmental agencies, which could similarly affect funding decisions for water-related projects.
Poor economic conditions may cause states and municipalities to receive lower than anticipated revenues, which may lead to reduced or delayed funding for water infrastructure projects. Even if favorable economic conditions exist, state and local governments may choose not to address deferred infrastructure needs among competing spending priorities.
Low levels of government spending for water and wastewater projects may adversely affect our sales, profitability and cash flows.
Our business depends on non-residential construction activity.
A portion of our business depends on non-residential construction, which is cyclical. Low levels of non-residential construction activity could adversely affect our sales, profitability and cash flows.
Our business depends on new residential construction activity.
A portion of our business depends on new water and wastewater infrastructure spending, which in turn depends on residential construction, which is cyclical and has historically represented a significant portion of our sales, profitability and cash flows. Since January 2006, there have been steep declines in the construction of new homes in the United States, which has adversely affected our sales, profitability and cash flows. The disruption in the financial markets late in calendar 2008 exacerbated these declines. Any recovery of our residential construction-related business may lag any recovery in new home construction. Low levels of new residential construction activity may continue to adversely affect our sales, profitability and cash flows.
Our business depends on a small group of major distributors for a significant portion of our sales.
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

Approximately 34% of our 2011 gross sales were to our 10 largest distributors, and approximately 25% of our 2011 gross sales were to our three largest distributors: HD Supply, Ferguson Enterprises, Inc. and MSC Waterworks, LLC. In 2011, HD Supply accounted for 14% and 19% of gross sales for Mueller Co. and US Pipe, respectively.
While our relationships with our 10 largest distributors have been long-lasting, distributors in our industry have experienced consolidation in recent years. If such consolidation continues, our distributors could be acquired by other distributors who have better relationships with our competitors. Pricing pressure may also result if consolidation among distributors continues. Pricing pressure or the loss of any one of our major distributors in any market could adversely affect our sales, profitability and cash flows.
Sales of certain of our products are seasonal.
Sales of some of our products, including ductile iron pipe, valves and fire hydrants are seasonal, with lower sales in our first and second fiscal quarters when weather conditions throughout most of North America tend to be cold resulting in lower levels of construction activity. In general, approximately 45% of a year's net sales occurs in the first half of the fiscal year with 55% occurring in the second half of the fiscal year. This seasonality in demand has resulted in fluctuations in our sales and operating results. In order to satisfy demand during expected peak periods, we may incur costs associated with inventory build-up, and our projections as to future needs may not be accurate. Because many of our expenses are fixed, seasonal trends can cause reductions in our profitability and profit margins and deterioration of our financial condition during periods affected by lower production or sales activity.
Our business strategy partly depends upon executing current and future cost-control measures successfully.
Part of our business strategy is to enhance our profitability by realizing cost savings. We have taken steps in recent years to lower our costs by reducing staff, compensation and employee benefits, consolidating operating locations and implementing general cost-control measures, and we expect to continue cost-control efforts for the foreseeable future. Our total operating costs may be greater than anticipated if we do not achieve the expected savings from, or if our operating costs increase as a result of, these initiatives. Reductions in staff, compensation and benefits could also adversely affect our ability to attract and retain key employees and directors. If we are unable to execute our current and future cost control measures successfully, our total operating costs would be greater than expected, which would adversely affect our profitability and cash flows.
Our industry is very competitive and some of our products are similar to those manufactured by our competitors.
The U.S. and Canadian markets for water infrastructure, flow control and piping component system products are very competitive. While there are only a few competitors for most of our offerings, many of our competitors are well-established companies with strong brand recognition. We compete on the basis of a variety of factors, including the quality and price of our products and services. Anvil's products in particular also compete on availability and breadth of product and are sold in fragmented markets with low barriers to entry. Our ability to retain our customers in the face of competition depends on our ability to market our products and services to our customers effectively. Also, competition for ductile iron pipe sold by US Pipe comes not only from ductile iron pipe produced by a concentrated number of other manufacturers, but also from pipe composed of other materials, such as PVC, HDPE, concrete, fiberglass reinforced plastic and steel.
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
Our operations require substantial amounts of raw materials or purchased components, such as scrap steel, scrap iron, sand, resin, brass ingot, steel pipe and coke. The cost and availability of these materials are subject to economic forces largely beyond our control, including North American and international demand, foreign currency exchange rates, freight costs and speculation. We generally purchase raw materials at current market costs and any hedging activities are small in relation to total purchases. We may not be able to pass on the entire cost of price increases for raw materials and purchased components to our customers or offset fully the effects of these higher costs through productivity improvements. In particular, when raw material and purchased component costs increase rapidly or to significantly higher than normal levels, we may not be able to pass cost increases through to our customers on a timely basis, if at all, which would reduce our profitability and cash flows. In addition, if raw materials or purchased components were not available or not available on commercially reasonable terms, that would reduce our sales, profitability and cash flows. Our competitors could operate better under such changing market conditions than we do, which would give them a cost advantage compared to us.
We partially rely on the labor of individuals represented by collective bargaining agreements to produce and distribute our goods.
We are subject to a risk of work stoppages and other labor relations matters because a large portion of our hourly workforce is represented by collective bargaining agreements. These employees are represented by locals from various different unions, including the Glass, Molders, Pottery, Plastics and Allied Workers International Union, which represents the largest number of our employees. If we are unable to negotiate acceptable new agreements with the unions representing our employees upon expiration of existing contracts, we could experience strikes, work stoppages or other forms of labor slowdowns. Such actions could cause a significant disruption of operations at our facilities, which could have an adverse impact on us. New agreements with unions representing our employees could call for higher wages or benefits paid to union members, which would increase our operating costs. Labor costs are a significant element of the total costs involved in our manufacturing process, and an increase in the costs of labor could reduce profitability and cash flows.
In addition, the freight companies that deliver our products to our customers generally use truck drivers represented by collective bargaining agreements, and our businesses could be harmed if these truck drivers face work stoppages or support other work stoppages.
In December 2010, Local No. 2140 of the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union engaged in a 10 day strike action at US Pipe's facilities located in Bessemer Alabama.
Normal operations at our key manufacturing facilities may be interrupted.
Some of our key products, including fire hydrants, valves and ductile iron pipe, are manufactured at single or few manufacturing facilities that depend on critical pieces of heavy equipment that cannot be economically moved to other locations. We are therefore limited in our ability to shift production between locations. The operations at our manufacturing facilities may be interrupted or impaired by various operating risks, including, but not limited to:

•	catastrophic events, such as fires, floods, explosions, natural disasters, severe weather or other similar occurrences;

•	interruptions in the delivery of raw materials or other manufacturing inputs;

•	adverse government regulations;

•	equipment breakdowns or failures;

•	information systems failures;

•	violations of our permit requirements or revocation of permits;

•	releases of pollutants and hazardous substances to air, soil, surface water or ground water;

•	shortages of equipment or spare parts;

•	labor disputes; and

•	terrorist acts.
The occurrence of any of these events may impair our production capabilities and adversely affect our sales, profitability and cash flows.
In April 2011, the operations at our facilities in Albertville, Alabama and Cleveland, Tennessee were interrupted by severe storms in the southeastern United States.  The most significant impacts related to lost electrical power at the Albertville facility for one week.

Some of our brass water infrastructure products contain lead, and such products are restricted by existing state and impending federal law.
Federal legislation to substantially restrict lead content in water infrastructure products was signed into law in January 2011 and will take effect in January 2014. States are increasingly restricting the use of lead in water infrastructure products.
Complying with these new restrictions will increase our manufacturing costs, which may adversely affect our profitability, and we may not be able to maintain our current production levels.
Transportation costs are relatively high for most of our products.
Transportation costs can be an important factor in a customer's purchasing decision. Our valve, hydrant and pipe products are generally big, bulky and heavy, which tend to increase transportation costs. We also have relatively few manufacturing sites, which tends to increase transportation distances to our customers and costs. High transportation costs could make our products less competitive compared to the same or alternative products from competitors.
We typically depend on rail, barge and trucking systems to deliver our products to customers. While our customers typically arrange and pay for transportation from our factory to the point of use, disruption of these transportation services because of weather-related problems, strikes, lock-outs or other events could temporarily impair our ability to supply our products to our customers, thereby adversely affecting our sales, profitability and cash flows.
We manage our business as a decentralized organization.
We have multiple business segments and operate under a decentralized organizational structure. Our operations have different business practices, accounting policies, internal controls, procedures and compliance programs. Further, we may need to modify existing programs and processes to increase efficiency and operating effectiveness and improve corporate visibility into our decentralized operations. We also regularly update compliance programs and processes to comply with existing laws, new interpretations of existing laws and new laws and we may not implement those modifications effectively. It could take time for any such modifications to be implemented across our operations. During the implementation periods, our decentralized operating approach could result in inconsistent management practices and procedures, which could adversely affect our businesses. Once achieved, it may also be difficult to maintain operational consistency across our businesses.
We may be unsuccessful in identifying, acquiring or integrating suitable acquisitions.
A part of our growth strategy depends on expansion through acquisitions of businesses that can be integrated successfully into our existing businesses and that will provide us with complementary manufacturing capabilities, products, services, technologies, customers or end users. Any future growth through acquisitions will depend on the availability of suitable acquisition candidates at favorable prices and on satisfactory terms and conditions. In addition, if we identify a suitable acquisition candidate, our ability to complete the acquisition will depend on a variety of factors, including our ability to finance the acquisition. Our ability to finance an acquisition is subject to a number of factors, including the availability of adequate cash, cash flows or acceptable financing terms and the availability of financing under our existing debt agreements. Moreover, other companies, some of which may have substantially greater financial resources, may compete with us for the right to acquire such businesses, and these companies may be able to offer better terms for an acquisition than we can offer. In addition, there may be many challenges to integrating acquired businesses into our Company, including eliminating redundant operations, facilities and systems, coordinating management and personnel, retaining key employees, managing different corporate cultures and achieving cost reductions and cross-selling opportunities. We may not be able to meet these challenges.
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
We are a relatively highly leveraged company. At September 30, 2011, our total debt was $678.3 million compared to total assets of $1,485.0 million and total stockholders' equity of $379.0 million. We may have a need or desire to incur significant additional debt from time to time. The level of our debt could limit our ability to obtain additional debt financing with satisfactory terms in the future for working capital, capital expenditures, acquisitions or other purposes.
We may not be able to generate sufficient cash flows from operating activities to service all of our debt.
Our businesses may not generate cash flows from operating activities in an amount sufficient to enable us to pay our debt or to fund our other debt service obligations. As discussed above, our cash flows are dependent upon the levels of government spending for water and wastewater infrastructure projects and both non-residential and residential construction activity.
If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce investments and capital expenditures, sell assets, seek additional capital, or restructure or refinance our debt. However, we may not be able to accomplish these actions on satisfactory terms, or at all. In addition, these actions, if accomplished, could adversely affect the operation and growth of our businesses and may not permit us to meet our debt service obligations.
Certain of our debt instruments contain restrictive covenants.
Our debt instruments contain various covenants that limit our ability to engage in certain transactions. The indentures governing our notes restrict our ability to, among other things, borrow money or issue preferred stock, pay dividends, make certain types of investments and other restricted payments, create liens, sell certain assets or merge with or into other companies, engage in sale and leaseback transactions and enter into certain transactions with affiliates. Our asset based lending agreement also requires the maintenance of a specified amount of excess availability when our fixed charge coverage ratio is below a certain level.
Our ability to satisfy the fixed charge coverage ratio or other covenants can be affected by events beyond our control, and we may not meet those tests. A breach of any of these covenants could result in a default under our debt instruments. If an event of default were not remedied timely, the holders of our applicable debt would be able to declare the debt immediately due and payable; certain events of default cannot be remedied. Upon the occurrence of an event of default under our asset based lending agreement, the lenders could also terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure the debt under our asset based lending agreement. We have pledged all of our U.S. receivables, inventories and certain other assets as security under our asset based lending agreement. If any lender is entitled to accelerate the repayment of borrowings, we may not have sufficient assets to repay these obligations.
Our ability to borrow money may be impacted by changes in our credit ratings or macroeconomic conditions.
Our cost of borrowing and ability to access the capital markets are affected not only by market conditions but also by the short-and long-term debt ratings assigned to our debt by major credit rating agencies. These ratings are based, in significant part, on our performance as measured by credit metrics, such as interest coverage and leverage ratios. Our Senior Unsecured Notes and Senior Subordinated Notes are each rated by Standard & Poor's and Moody's Investors Service and both series of notes are rated below investment grade by both rating agencies. Any future borrowings will reflect the impact of these ratings, and additional reductions in our credit ratings could reduce our access to credit markets, make new borrowings more expensive, subject us to more onerous terms and reduce our borrowing flexibility. Such limitations on our financing options may affect our ability to refinance existing debt or fund major acquisitions or capital-intensive internal initiatives.
In addition, deteriorating economic conditions, including a recession, market disruptions, tightened credit markets or significantly wider corporate borrowing spreads, may make it more difficult or costly for us to finance significant transactions or obtain replacement financing for our existing debt.
Our expenditures for postretirement benefits and pension obligations are significant and could be materially higher than we have predicted.
We provide pensions and postretirement healthcare benefits to certain former employees. In determining our future payment obligations under the plans, we assume certain rates of return on the plan assets and growth rates of certain costs. We contributed $23.3 million, $23.0 million and $24.0 million in 2011, 2010 and 2009, respectively, to our pension plans. At September 30, 2011, the market value of our pension plan assets was approximately $331.8 million, which represents an 87% funded status. The Pension Protection Act of 2006 (“PPA”) incents U.S. plans to be fully funded by 2015. PPA funded status is assessed annually on January 1. At January 1, 2011, the funded status of our U.S. plan was 80%.

Assumed discount rates, expected return on plan assets, expected compensation increases and estimated healthcare cost trend rates have a significant effect on the amounts reported for the pension and healthcare plans. We expect that healthcare costs will increase generally at a rate above the rate of inflation. Our actual cost growth rates could be materially higher than projected. Further, significant adverse changes in credit and capital markets or changes in investments could result in actual rates of return on plan assets being materially lower than projected. As a result, we may be required to increase the amount of cash contributions we make into our pension plans and other plans in the future in order to meet funding level requirements. If increased funding requirements are particularly significant and sustained, our overall liquidity could be materially reduced, which could force us to reduce investments and capital expenditures, sell assets, seek additional capital or restructure or refinance our debt.
We are subject to the newly adopted healthcare legislation.
We provide a range of benefits to our current and retired employees, including healthcare coverage. In March 2010, the Patient Protection and Affordable Care Act and a reconciliation measure, the Health Care and Education Act of 2010 (collectively, the “Healthcare Reform Legislation”) were signed into law in the United States. Provisions of the Healthcare Reform Legislation have begun taking effect and a number of additional steps are required to implement future requirements, including further guidance and clarification in the form of implementing regulations. Due to the complexity of the Healthcare Reform Legislation, the pending status of implementing regulations and lack of interpretive guidance, and gradual implementation, the higher costs resulting from the Healthcare Reform Legislation on our businesses are not yet fully known and may not be known for several years. The validity of the Healthcare Reform Legislation is currently being challenged in the judicial system and it is not known what changes to the Healthcare Reform Legislation, if any, will result from this challenge.
We may be subject to product liability or warranty claims.
We are exposed to product liability, warranty and other claims in the event that the use of our products results, or is alleged to result in, a failure to perform properly, bodily injury or property damage. We could incur product liability or warranty losses in the future, along with the related expenses to defend such claims, and such losses and expenses may be material and completely independent of the value of the underlying product or service. In some cases, replacement of our products can involve significant excavation and labor costs.
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
Under the terms of the acquisition agreement relating to the August 1999 sale by Tyco of the Mueller Co. and Anvil businesses to the prior owner of these businesses, we are indemnified by Tyco for all liabilities arising in connection with the operation of these businesses prior to their sale by Tyco, including with respect to products manufactured or sold prior to the closing of that transaction. The indemnity survives forever and is not subject to any dollar limits. In the past, Tyco has made substantial payments and assumed defense of claims pursuant to this indemnification provision. In addition, Tyco's indemnity does not cover product liabilities to the extent caused by our products manufactured after the date of that transaction. In June 2007, Tyco was separated into three separate publicly traded companies. In September 2011, Tyco International Ltd., one of the companies that was separated in June 2007, announced it would split into three separate companies. Should any of Tyco's successors become financially unable or fail to comply with the terms of the indemnity, we may be responsible for such obligations or liabilities. See “Item 3. LEGAL PROCEEDINGS” for more information about our potential product liabilities.

We are subject to complex corporate governance, public disclosure and accounting requirements.
We are subject to changing rules and regulations of federal and state government, as well as the stock exchange on which our common stock is listed. These entities, including the Public Company Accounting Oversight Board (“PCAOB”), the Securities and Exchange Commission (“SEC”) and the New York Stock Exchange, have issued a significant number of new and increasingly complex requirements and regulations over the course of the last several years and continue to develop additional regulations and requirements in response to laws enacted by the U.S. Congress. For example, the Sarbanes-Oxley Act of 2002 and the rules and regulations subsequently implemented by the SEC and the PCAOB, imposed and may impose further compliance burdens and costs on us. Also, in July 2010, the Dodd-Frank Wall Street Reform and Protection Act (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act includes significant corporate governance and executive compensation-related provisions that require the SEC to adopt additional rules and regulations in these areas. Our efforts to comply with new requirements of law and regulation are likely to result in an increase in expenses and a diversion of management's time from other business activities. Also, those laws, rules and regulations may make it more difficult and expensive for us to attract and retain key employees and directors and to maintain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to maintain coverage.
We may be subject to any new governmental legislation or regulation relating to carbon dioxide emissions.
Certain of our manufacturing plants use significant amounts of electricity and natural gas and certain of our plants emit significant amounts of carbon dioxide. Federal and state courts and administrative agencies are considering the scope and scale of carbon dioxide emission regulation under various laws pertaining to the environment, energy use and development and greenhouse gas emissions. For example, the EPA has begun promulgating regulations governing carbon emissions. In addition, several states are considering various carbon dioxide registration and reduction programs. Final carbon dioxide legislation or regulation could increase the price of the electricity we purchase, increase costs for our use of natural gas, restrict access to or the use of natural gas or require us to purchase allowances to offset our own emissions. Further, federal, state and local governments may also pass laws mandating the use of alternative energy sources, such as wind and solar, which may increase the cost of energy used in our operations. The final details and scope of these legislative and regulatory measures are unclear, and their potential to increase our costs remains uncertain.
The potential physical impacts of climate change on our operations are highly uncertain. The EPA has found that global climate change could increase the severity and possibly the frequency of severe weather patterns. Although the financial impact of these potential changes is not reasonably estimable at this time, our operations in certain locations and those of our customers and suppliers could potentially be adversely affected, which could adversely affect our profitability and cash flows.
We are subject to environmental, health and safety laws and regulations.
We are subject to various laws and regulations relating to the protection of the environment and human health and safety and must incur capital and other expenditures to comply with these requirements. Failure to comply with any environmental, health or safety requirements could result in the assessment of damages, the imposition of penalties, suspension of production, changes to equipment or processes or a cessation of operations at our facilities. Because these laws are complex, subject to change and may be applied retroactively, these requirements, in particular as they change in the future, may adversely affect our sales, profitability and cash flows.
In addition, we incurred costs to comply with the National Emissions Standards for Hazardous Air Pollutants issued by the EPA for iron and steel foundries and for our foundries' painting operations. We may be required to conduct investigations and perform remedial activities that could require us to incur material additional costs in the future. Our operations involve the use of hazardous substances and the disposal of hazardous wastes. We may incur additional costs to manage these substances and wastes, and we may be subject to claims for damage for personal injury, property damage or damage to natural resources.
U.S. Pipe has been identified as a potentially responsible party liable under federal environmental laws for a portion of the cleanup costs with regard to two sites and is currently subject to an administrative consent order requiring certain monitoring and cleanup with regard to a property in New Jersey. Such cleanup costs could be substantial and could adversely affect our profitability and cash flows in any given reporting period. For more information about our environmental compliance and potential environmental liabilities, see “Item 3. LEGAL PROCEEDINGS.”

Potential international business opportunities may expose us to additional risks.
A part of our growth strategy depends on us expanding internationally. Although net sales outside of the United States and Canada have historically accounted for a small percentage of our total net sales, we expect to increase our level of business activity outside of the United States and Canada over the next few years. Some countries that present good business opportunities also face political and economic instability and vulnerability to infrastructure and other disruptions. Seeking to expand our business internationally exposes us to additional risks, which include political and economic uncertainties, currency fluctuations, changes in local business conditions and national and international conflicts. A primary risk that we face in connection with our export orders relates to our ability to collect amounts due from customers. We also face the potential risks that arise from staffing, monitoring and managing international operations, including the risk that such activities may divert our resources and management time.
In addition, compliance with the laws and regulations of multiple international jurisdictions increases our cost of doing business. International operations also are subject to more numerous anti-corruption laws and anti-competition regulations, among others. Violations of these laws and regulations could result in fines and penalties, criminal sanctions against the Company, our officers or our other employees, prohibitions on the conduct of our business and on our ability to offer our products and services in one or more countries, and could also adversely affect our brands, our international expansion efforts, our businesses and our operating results.
Our decision to explore a variety of alternatives at US Pipe may not result in a transaction or a transaction may cause us to recognize a loss.
We announced on May 2, 2011 that our board of directors, after considering many factors, has authorized the exploration of a variety of alternatives for US Pipe, including strategic alternatives such as divestiture, sale of a controlling interest, a joint venture with a third party or other financial or structural alternatives. The process to explore these alternatives is subject to a number of uncertainties, some of which are not in our control. As a result, we cannot provide assurance that the process will result in a transaction or, if it does, that it would occur within any specified period of time or under what terms. Our evaluation of potential transactions may cause us to incur substantial costs and divert management's time from other business activities.
In addition, the fact that we are exploring alternatives for US Pipe may damage US Pipe's relationships with its customers, suppliers, employees and other business partners, which may result in a reduction of net sales and market position that US Pipe may not be able to regain if we are unable to successfully complete a transaction.
Even if the process results in a transaction, we cannot predict how the market price of our common stock would be affected by the announcement of a transaction. In addition, the market price of our common stock could be highly volatile during the period in which we explore alternatives and may continue to be more volatile if and when a transaction is announced or if we announce that we are no longer exploring alternatives.
Any eventual sale or other transaction involving US Pipe is subject to the negotiation of a final agreement and a negotiated transaction price could be below the current carrying value of US Pipe's net assets. This could result in recognition of a material loss on the disposition of US Pipe.
A material weakness in our internal control over financial reporting could lead to errors in our financial statements and a lack of investor confidence and a resulting decline in our stock price.
Management determined that a non-cash adjustment of $2.5 million was necessary to increase certain health and welfare accrued liabilities and related expenses at September 30, 2011. This adjustment did not result in any material misstatement of any previously issued financial statements. As a result of this adjustment, management concluded that we had a material weakness in our period end consolidating process for reconciling certain health and welfare accrued liability accounts. Consequently, management concluded that we had not maintained effective internal control over financial reporting. We have changed our period end consolidating account reconciliation process related to these certain accounts to address this matter. We expect this change to remediate our material weakness. The existence of the material weakness or any failure to remedy the material weakness could lead investors to question the reliability and accuracy of our reported financial information and could adversely impact the market price of our common stock. In addition, there can be no assurance that our remediation efforts will be effective, nor can there be any assurance that additional material weaknesses will not be identified.

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
A dispute exists with regard to federal income taxes for years 1980 to 1994 and 1999 to 2001 allegedly owed by the Walter Energy consolidated group, which included US Pipe during these periods. As a matter of law, we are jointly and severally liable for any final tax determination, which means that in the event Walter Energy is unable to pay any amounts owed, we would be liable.
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

Item 2.	PROPERTIES
Our principal properties are listed below.

Location	Activity	Size (sq. ft.)	Owned or leased
Mueller Co.:
Albertville, AL	Manufacturing	422,481	Leased
Aurora, IL	Manufacturing	146,880	Owned
Decatur, IL	Manufacturing	467,044	Owned
Hammond, IN	Manufacturing	51,160	Owned
Cleveland, NC	Manufacturing	190,000	Owned
Bethlehem, PA	Manufacturing	104,000	Leased
Chattanooga, TN	Manufacturing	525,000	Owned
Brownsville, TX	Manufacturing	107,595	Leased
Barrie, Ontario	Distribution	50,000	Leased
St. Jerome, Quebec	Manufacturing	55,000	Owned
Jingmen, China	Manufacturing	154,377	Owned
US Pipe:
Bessemer, AL	Manufacturing	962,000	Owned
Union City, CA	Manufacturing	139,000	Owned
Burlington, NJ	Distribution	158,289	Owned
Remington, VA	Manufacturing	73,000	Leased
Anvil:
Ontario, CA	Distribution	72,994	Leased
University Park, IL	Distribution	192,000	Leased
Columbia, PA	Manufacturing and distribution	663,119	Owned
Greencastle, PA	Manufacturing	132,743	Owned
Waynesboro, PA	Manufacturing	72,836	Owned
North Kingstown, RI	Manufacturing	162,674	Leased
Henderson, TN	Manufacturing	167,700	Owned
Houston, TX	Manufacturing and distribution	104,534	Owned
Irving, TX	Distribution	218,400	Leased
Longview, TX	Manufacturing	114,000	Owned
Simcoe, Ontario	Distribution	126,090	Owned
Corporate:
Atlanta, GA	Corporate headquarters	24,728	Leased
We consider our facilities to be well maintained and believe we have sufficient capacity to meet our anticipated needs through 2012. Our leased properties have terms expiring at various dates through August 2019.

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
Environmental.  We are subject to a wide variety of laws and regulations concerning the protection of the environment, both with respect to the operations at many of our properties and with respect to remediating environmental conditions that may exist at our own or other properties. We strive to comply with federal, state and local environmental laws and regulations. We accrue for environmental expenses resulting from existing conditions that relate to past operations when the costs are probable and reasonably estimable. These expenses were $3.6 million, $4.5 million and $4.3 million during 2011, 2010 and 2009, respectively. We capitalize environmental expenditures that increase the life or efficiency of long-term assets or that reduce or prevent environmental contamination. Capital expenditures for environmental requirements are anticipated to be approximately $2.9 million during 2012. Capitalized environmental-related expenditures were $1.8 million, $1.8 million and $3.7 million during 2011, 2010 and 2009, respectively.

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

In June 2003, Solutia Inc. and Pharmacia Corporation (collectively “Solutia”) filed suit against U.S. Pipe and a number of co-defendant foundry-related companies in the U.S. District Court for the Northern District of Alabama for contribution and cost recovery allegedly incurred and to be incurred by Solutia in performing remediation of polychlorinated biphenyls (“PCBs”) and heavy metals in Anniston, Alabama, pursuant to a partial consent decree with the EPA. U.S. Pipe and certain co-defendants subsequently reached a settlement with the EPA concerning their liability for certain contamination in and around Anniston, which was memorialized in an Administrative Agreement and Order on Consent (“AOC”) that became effective in January 2006. U.S. Pipe has reached a settlement agreement whereby Phelps Dodge Industries, Inc., a co-defendant and co-respondent on the AOC, has assumed U.S. Pipe's obligation to perform the work required under the AOC.

U.S. Pipe and the other settling defendants contend that the legal effect of the AOC extinguishes Solutia's claims for contribution and cost recovery and they filed a motion for summary judgment to that effect. The district court granted the motion for summary judgment as to contribution claims in June 2008 and as to cost recovery claims in July 2010. The plaintiffs have appealed the grant of summary judgment to the Eleventh Circuit Court of Appeals, and the parties have filed briefs in support of their positions. While the district court granted summary judgment for U.S. Pipe and other defendants, plaintiffs have alleged that the issues raised in the appeal involve complex matters of law and that U.S. Pipe should share liability for cost recovery in excess of costs already incurred under the AOC, based on facts and expert testimony to be developed at trial. In view of the inherent difficulty of predicting the outcome of litigation such as this, where important factual information and legal issues remain to be developed or decided, we cannot at this time estimate the reasonably possible loss, or range of loss, if any, for this matter.

On July 13, 2010, Rohcan Investments Limited (“Rohcan”), the former owner of property leased by Mueller Canada Ltd. and located in Milton, Ontario, filed suit against Mueller Canada Ltd. and its directors seeking C$10 million in damages arising from the defendants' alleged environmental contamination of the property and breach of lease. Mueller Canada Ltd. leased the property from 1988 through 2008. We are pursuing indemnification from a former owner for certain potential liabilities that are alleged in this lawsuit, and we have accrued for other liabilities not covered by indemnification.

In the acquisition agreement pursuant to which a predecessor to Tyco sold our Mueller Co. and Anvil businesses to the prior owners of these businesses in August 1999, Tyco agreed to indemnify us and our affiliates, among other things, for all “Excluded Liabilities.” Excluded Liabilities include, among other things, substantially all liabilities relating to the time prior to August 1999, including environmental liabilities. The indemnity survives indefinitely. In addition, Tyco's indemnity does not cover liabilities to the extent caused by us or the operation of our businesses after August 1999, nor does it cover liabilities arising with respect to businesses or sites acquired after August 1999. In June 2007, Tyco was separated into three separate publicly traded companies. In September 2011, Tyco International Ltd., one of the companies that was separated in the June 2007 split, announced it would split into three separate companies. Should Tyco's successors become financially unable or fail to comply with the terms of the indemnity, we may be responsible for such obligations or liabilities.

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
Our common stock has been listed on the New York Stock Exchange under the trading symbol MWA since May 26, 2006.
Covenants contained in certain of the debt instruments referred to in Note 8 of “Notes to Consolidated Financial Statements” restrict the amount we can pay in cash dividends. Future dividends will be declared at the discretion of our board of directors and will depend on our future earnings, financial condition and other factors.
The range of high and low intraday sales prices of our common stock and the dividends declared per share is presented below.

			Dividends
	High	Low	per share
2011:
4th quarter	$4.09	$1.94	$0.0175
3rd quarter	4.80	3.49	0.0175
2nd quarter	4.73	3.61	0.0175
1st quarter	4.45	2.80	0.0175
2010:
4th quarter	$4.15	$2.21	$0.0175
3rd quarter	5.99	3.33	0.0175
2nd quarter	5.80	4.23	0.0175
1st quarter	5.93	4.26	0.0175
At September 30, 2011, there were 135 stockholders of record for our Series A common stock.

Equity Compensation Plan Information
The information regarding our compensation plans under which equity securities are authorized for issuance is set forth in “Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.”

Sale of Unregistered Securities
We did not issue any unregistered securities within the past three years.

Issuer Purchases of Equity Securities
We did not repurchase shares of our common stock in the quarter ended September 30, 2011.

Stock Price Performance Graphs
The following graph compares the cumulative quarterly stock market performance of our Series A common stock with the Russell 2000 Stock Index (“Russell 2000”) and the Dow Jones U.S. Building Materials & Fixtures Index (“DJ Building Materials & Fixtures”) since September 30, 2006.
Total return values were calculated based on cumulative total return assuming (i) the investment of $100 in our common stock, the Russell 2000 and the DJ Building Materials & Fixtures on the dates indicated and (ii) reinvestment of all dividends.

Item 6.	SELECTED FINANCIAL DATA
The selected financial and other data presented below should be read in conjunction with, and are qualified by reference to, “Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” and the consolidated financial statements and notes thereto included elsewhere in this annual report.

	2011	2010	2009	2008	2007
	(in millions, except per share data)
Statement of operations data:
Net sales	$1,339.2	$1,337.5	$1,427.9	$1,859.3	$1,849.0
Cost of sales	1,105.1	1,101.1	1,171.0	1,420.3	1,385.8
Gross profit	234.1	236.4	256.9	439.0	463.2
Selling, general and administrative expenses	219.9	219.3	239.1	274.6	253.2
Impairment (1)	—	—	970.9	—	—
Restructuring (2)	7.5	13.1	47.8	18.3	—
Income (loss) from operations	6.7	4.0	(1,000.9)	146.1	210.0
Interest expense, net	65.6	68.0	78.3	72.4	86.8
Loss on early extinguishment of debt	—	4.6	3.8	—	36.5
Income (loss) before income taxes	(58.9)	(68.6)	(1,083.0)	73.7	86.7
Income tax expense (benefit)	(20.8)	(23.4)	(86.3)	31.7	38.5
Net income (loss)	$(38.1)	$(45.2)	$(996.7)	$42.0	$48.2
Net income (loss) per share:
Basic	$(0.25)	$(0.29)	$(8.55)	$0.36	$0.42
Diluted	$(0.25)	$(0.29)	$(8.55)	$0.36	$0.42
Weighted average shares outstanding:
Basic	155.3	154.3	116.6	115.1	114.7
Diluted	155.3	154.3	116.6	115.5	115.3
Balance sheet data (at September 30):
Cash and cash equivalents	$61.2	$83.7	$61.5	$183.9	$98.9
Working capital	404.0	452.7	525.3	755.6	709.7
Property, plant and equipment, net	243.8	264.4	296.4	356.8	351.8
Total assets	1,485.0	1,568.2	1,739.5	3,090.2	3,009.2
Total debt	678.3	692.2	740.2	1,095.5	1,100.5
Long-term obligations	911.2	979.2	1,082.4	1,466.6	1,457.9
Total liabilities	1,106.0	1,162.9	1,303.2	1,761.3	1,698.2
Stockholders’ equity	379.0	405.3	436.3	1,328.9	1,311.0
Other data:
Depreciation and amortization	81.6	84.6	90.2	93.1	101.4
Capital expenditures	31.5	32.8	39.7	88.1	88.3
Cash dividends declared per share	0.07	0.07	0.07	0.07	0.07

(1)
In 2009, goodwill was determined to be fully impaired resulting in charges of $717.3 million for Mueller Co., $92.7 million for Anvil and $59.5 million for US Pipe. Mueller Co.'s trademarks and trade names were determined to be partially impaired resulting in a charge of $101.4 million.

(2)
2011 and 2010 include $3.9 million and $12.0 million, respectively, resulting from actions to close US Pipe's North Birmingham facility and $3.6 million and $1.1 million, respectively, related to severance and other closing activities. 2009 includes $38.5 million resulting from actions related to US Pipe's North Birmingham facility to lower costs and reduce capacity and $9.3 million of primarily severance costs related to Company-wide workforce reductions in response to lower demand for our products. 2008 includes $18.3 million to cease manufacturing operations at US Pipe's Burlington, New Jersey facility.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto that appear elsewhere in this annual report. This report contains certain statements that may be deemed “forward-looking statements” within the meaning the Private Securities Litigation Reform Act of 1995. All statements, that address activities, events or developments that the Company's management intends, expects, plans, projects, believes or anticipates will or may occur in the future are forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements we make regarding general economic conditions, spending by municipalities, the outlook for the residential and non-residential construction markets, the market reception of Mueller Systems' and Echologics' products and services, the remediation of the material weakness in our internal control over financial reporting and the outcome of our evaluation of strategic alternatives for US Pipe and the impact of these factors on our businesses. Forward-looking statements are based on certain assumptions and assessments made by management in light of their experience and their perception of historical trends, current conditions and expected future developments. Actual results and the timing of events may differ materially from those contemplated by the forward-looking statements due to a number of factors, including regional, national or global political, economic, business, competitive, market and regulatory conditions and the following:

•	the spending level for water and wastewater infrastructure;

•	the level of manufacturing and construction activity;

•	our ability to service our debt obligations; and

•	the other factors that are described in the section entitled “RISK FACTORS” in Item 1A. of this annual report.
Undue reliance should not be placed on any forward-looking statements. The Company does not have any intention or obligation to update forward-looking statements, except as required by law.

Overview
Organization
On October 3, 2005, Walter Energy acquired all outstanding shares of capital stock representing the Mueller Co. and Anvil businesses and contributed them to its U.S. Pipe business to form the Company. In June 2006, we completed an initial public offering of 28,750,000 shares of Series A common stock and in December 2006, Walter Energy distributed to its shareholders all of its equity interests in the Company, consisting of all of the Company's outstanding shares of Series B common stock. On January 28, 2009, each share of Series B common stock was converted into one share of Series A common stock.
Unless the context indicates otherwise, whenever we refer to a particular year, we mean the fiscal year ended or ending September 30 in that particular calendar year. We manage our businesses and report operations through three business segments: Mueller Co., US Pipe and Anvil, based largely on the products sold and the customers served.
Business
Most of the net sales of Mueller Co. and US Pipe are for water infrastructure related directly to municipal spending and residential construction activity in the United States. Anvil sells primarily to non-residential construction businesses in the United States.
Spending on water infrastructure by municipalities is based on the condition of their infrastructure systems and their access to funding. Funding generally comes from their overall fiscal condition, the availability of additional capital from the issuance of debt, higher tax rates or increased water rates. Municipalities may find it challenging to increase tax or water rates.
Within our end markets, we have seen little change with residential construction activity since September 30, 2010. Annualized housing starts in calendar 2012 are independently forecast to be about 0.7 million units, which is less than half of the 50-year average of about 1.5 million units per year. Based on these forecasts of housing starts, we do not expect substantial near-term recovery in residential construction, and we expect our related sales growth within our water infrastructure businesses to lag any recovery in the residential construction market.
Independent forecasts of non-residential construction activity indicate calendar 2012 will be similar to calendar 2011.
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

We have experienced raw material cost increases in all segments, and we believe these cost increases may persist in 2012. Mueller Co. experienced a 23% increase in the average cost of brass ingot purchased and a 16% increase in the average cost per ton of scrap steel purchased in 2011 compared to 2010.  US Pipe's average scrap iron cost per ton purchased in 2011 was 26% higher than in 2010, and Anvil experienced a 22% increase in the average cost per ton of scrap steel purchased in 2011 compared to 2010.
We have increased sales prices to offset these cost increases, and we anticipate maintaining higher year-over-year prices in 2012. US Pipe experienced a 13% increase in the average sales price per ton of ductile iron pipe in 2011 compared to 2010. Mueller Co. and Anvil net sales also benefited from sales price increases.
US Pipe received a $37 million order from the Middle East during the 2011 fourth quarter. A portion of that order shipped during 2011 and we expect the remainder to ship in the first half of 2012.
Our U.S. pension plan was 80% funded at January 1, 2011 under the provisions of the PPA. The total market value of our U.S. pension plan assets was $321.1 million and $301.9 million at September 30, 2011 and 2010, respectively. During 2011, the investment performance of these assets was a gain of $19.2 million and we contributed $23.3 million to this plan. We currently estimate contributing between $20 million and $22 million to our U.S. pension plan during 2012. If we lower our estimated rate of return on pension plan assets, pension expense and required Company contributions to these plans may increase.
We announced on May 2, 2011 that our board of directors, after considering many factors, has authorized the exploration of a variety of alternatives for US Pipe, including strategic alternatives such as divestiture , sale of a controlling interest, a joint venture with a third party or other financial or structural alternatives. We are making progress in this process, working very closely with our financial adviser, Bank of America Merrill Lynch. We have been particularly focused on a potential sale of the business and are actively engaged in this process with interested parties. No decision has been made at this time to enter into any transaction and there can be no assurance that the exploration of alternatives will result in a transaction or as to the terms, conditions or timetable of any such transaction. Any eventual sale or other transaction involving US Pipe is subject to the negotiation of a final agreement and a negotiated transaction price could be below the current carrying value of US Pipe's net assets. This could result in recognition of a material loss on the disposition of US Pipe.

Results of Operations
Year Ended September 30, 2011 Compared to Year Ended September 30, 2010

	Year ended September 30, 2011
	Mueller Co.	US Pipe	Anvil	Corporate	Total
	(in millions)
Net sales	$605.5	$374.6	$359.1	$—	$1,339.2
Gross profit (loss)	$147.0	$(14.0)	$101.1	$—	$234.1
Operating expenses:
Selling, general and administrative	91.8	28.1	68.1	31.9	219.9
Restructuring	1.4	3.9	1.2	1.0	7.5
	93.2	32.0	69.3	32.9	227.4
Income (loss) from operations	$53.8	$(46.0)	$31.8	$(32.9)	6.7
Interest expense, net					65.6
Loss before income taxes					(58.9)
Income tax benefit					(20.8)
Net loss					$(38.1)
	Year ended September 30, 2010
	Mueller Co.	US Pipe	Anvil	Corporate	Total
	(in millions)
Net sales	$612.8	$377.8	$346.9	$—	$1,337.5
Gross profit (loss)	$170.3	$(22.7)	$88.8	$—	$236.4
Operating expenses:
Selling, general and administrative	89.2	30.5	66.2	33.4	219.3
Restructuring	0.1	12.5	0.5	—	13.1
	89.3	43.0	66.7	33.4	232.4
Income (loss) from operations	$81.0	$(65.7)	$22.1	$(33.4)	4.0
Interest expense, net					68.0
Loss on early extinguishment of debt, net					4.6
Loss before income taxes					(68.6)
Income tax benefit					(23.4)
Net loss					$(45.2)

Consolidated Analysis
Net sales for 2011 increased to $1,339.2 million from $1,337.5 million in 2010. Net sales increased $26.8 million after excluding the net sales of two businesses Anvil divested in 2010 of $25.1 million. Net sales increased $56.8 million due to higher pricing across all three business segments and $5.2 million of favorable Canadian currency exchange rates offset by $35.2 million of lower shipment volumes.
Gross profit for 2011 decreased to $234.1 million from $236.4 million in 2010. Gross profit decreased $43.0 million due to higher raw material costs, $13.4 million due to lower shipment volumes and $5.5 million due to the loss of gross profit from the divested Anvil businesses. These factors were substantially offset by $56.8 million of higher sales pricing and $1.2 million of manufacturing and other cost savings. Gross margin was 17.5% in 2011 and 17.7% in 2010.

Selling, general and administrative expenses in 2011 increased to $219.9 million from $219.3 million in 2010. Selling, general and administrative expenses in 2010 included $4.4 million of gains from the sale of two Anvil businesses. Excluding these gains, selling, general and administrative expenses declined primarily due to expenses related to Anvil's divested businesses.
In 2011 and 2010, we recorded restructuring charges of $7.5 million and $13.1 million, respectively, related primarily to closing US Pipe's North Birmingham facility.
Interest expense, net was $65.6 million in 2011 compared to $68.0 million in the prior year period. The components of interest expense, net are detailed below.

	2011	2010
	(in millions)
7.375% Senior Subordinated Notes	$31.0	$31.0
8.75% Senior Unsecured Notes	20.0	2.0
2007 Credit Agreement, including swap contracts	8.0	28.8
ABL Agreement borrowings	1.9	0.2
Deferred financing fees amortization	2.3	2.9
Other interest expense	2.7	3.4
	65.9	68.3
Interest income	(0.3)	(0.3)
	$65.6	$68.0
Interest expense in both 2011 and 2010 included net expenses of $8.0 million related to terminated interest rate swap contracts. The losses on these swap contracts were initially recorded in other comprehensive loss and are being amortized to interest expense over the original lives of the swap contracts, which would have matured at various dates through May 2012. Interest expense decreased by $2.4 million primarily due to a lower effective interest rate.
Loss on early extinguishment of debt in 2010 represents writing off deferred financing fees pursuant to debt prepayments.
The income tax benefit for 2010 included a $2.2 million expense related to the repatriation of earnings from Canada. After the divestiture of a Canadian business early in 2010, we determined the Canadian operations no longer needed approximately $21 million of cash, which we repatriated. Excluding this item, the income tax benefit in 2010 would have resulted in an effective tax rate of 37%. In 2011 and 2010, the other differences between income taxes and that expected using the U.S. federal statutory rate of 35% related primarily to state income taxes and non-deductible compensation.
Segment Analysis
Mueller Co.
Net sales in 2011 decreased to $605.5 million from $612.8 million in 2010. Net sales decreased due to $30.8 million of lower shipment volumes, partially offset by $18.9 million of higher pricing and $4.6 million of favorable Canadian currency exchange rates.
Gross profit in 2011 decreased to $147.0 million from $170.3 million in 2010. Gross profit decreased $17.1 million due to higher raw material costs, $13.7 million due to higher net manufacturing costs and $12.2 million due to lower shipment volumes. Higher net manufacturing costs consisted primarily of generally comparable fixed costs allocated over lower production levels in 2011, which were offset by certain manufacturing and other cost savings. These factors were partially offset primarily by $18.9 million of higher sales pricing. Gross margin decreased to 24.3% in 2011 compared to 27.8% in 2010. Gross margin decreased primarily due to higher manufacturing costs.
Excluding restructuring charges, income from operations in 2011 was $55.2 million compared to $81.1 million in 2010. This decrease was primarily due to decreased gross profit of $23.3 million and higher selling, general and administrative expenses of $2.6 million. Expenses associated with the development of our newer technology businesses contributed to the higher selling, general and administrative expenses.
US Pipe
Net sales in 2011 decreased to $374.6 million from $377.8 million in 2010. Net sales decreased $29.4 million due to lower shipment volumes partially offset by $26.2 million of higher pricing.

Gross loss in 2011 improved by $8.7 million to a loss of $14.0 million from $22.7 million in 2010. Gross loss benefited from $26.2 million of higher sales pricing and $7.6 million of manufacturing and other cost savings. These factors were partially offset by $17.9 million of higher raw material costs and $7.2 million of lower shipment volumes. Gross loss margin improved to 3.7% in 2011 from 6.0% in the prior year period. Gross loss margin improved primarily due to improved pricing and manufacturing and other cost savings.
In 2010, we closed US Pipe's manufacturing facility in North Birmingham, Alabama and recorded restructuring charges of $3.9 million in 2011 and $12.5 million in 2010. These restructuring charges in 2011 were primarily for environmental items and in 2010 included $4.4 million of asset impairment and $7.6 million of employee-related charges.
Excluding restructuring charges, the loss from operations improved by $11.1 million to $42.1 million in 2011 compared to $53.2 million in 2010. This improvement was due primarily to the reduced gross loss in 2011.
Anvil
Net sales in 2011 increased to $359.1 million from $346.9 million in 2010. Net sales increased $37.3 million excluding net sales of $25.1 million of two divested businesses in 2010. Net sales increased $25.0 million due to higher shipment volumes and $11.7 million due to higher pricing.
Gross profit in 2011 increased to $101.1 million from $88.8 million in 2010. Gross profit increased $11.7 million due to higher sales pricing, $7.3 million from manufacturing and other cost savings and $6.0 million from higher shipment volumes. These factors were partially offset primarily by $8.0 million of higher raw material costs and the loss of $5.5 million of gross profit from the divested businesses. Gross margin was 28.2% in 2011 compared to 25.6% in 2010. Gross margin improved primarily as a result of manufacturing and other cost savings.
Excluding restructuring charges, income from operations in 2011 increased to $33.0 million from $22.6 million in 2010. Selling, general and administrative expenses in 2010 included $4.4 million of gains from the sale of two businesses. Excluding these gains, income from operations increased $14.8 million due to $12.3 million of higher gross profit and $2.5 million of lower selling, general and administrative expenses, primarily as a result of expenses related to the divested businesses.
Corporate
Selling, general and administrative expenses decreased to $31.9 million in 2011 from $33.4 million in 2010 primarily due to lower employee-related costs.

Year Ended September 30, 2010 Compared to Year Ended September 30, 2009

	Year ended September 30, 2010
	Mueller Co.	US Pipe	Anvil	Corporate	Total
	(in millions)
Net sales	$612.8	$377.8	$346.9	$—	$1,337.5
Gross profit (loss)	$170.3	$(22.7)	$88.8	$—	$236.4
Operating expenses:
Selling, general and administrative	89.2	30.5	66.2	33.4	219.3
Restructuring	0.1	12.5	0.5	—	13.1
	89.3	43.0	66.7	33.4	232.4
Income (loss) from operations	$81.0	$(65.7)	$22.1	$(33.4)	4.0
Interest expense, net					68.0
Loss on early extinguishment of debt, net					4.6
Loss before income taxes					(68.6)
Income tax benefit					(23.4)
Net loss					$(45.2)

	Year ended September 30, 2009
	Mueller Co.	US Pipe	Anvil	Corporate	Total
	(in millions)
Net sales	$547.1	$410.9	$469.9	$—	$1,427.9
Gross profit (loss)	$134.3	$(5.7)	$128.2	$0.1	$256.9
Operating expenses:
Selling, general and administrative	84.2	35.6	84.9	34.4	239.1
Impairment	818.7	59.5	92.7	—	970.9
Restructuring	2.0	41.6	4.0	0.2	47.8
	904.9	136.7	181.6	34.6	1,257.8
Loss from operations	$(770.6)	$(142.4)	$(53.4)	$(34.5)	(1,000.9)
Interest expense, net					78.3
Loss on early extinguishment of debt, net					3.8
Loss before income taxes					$(1,083.0)
Income tax benefit					(86.3)
Net loss					$(996.7)

Consolidated Analysis
Net sales for 2010 decreased to $1,337.5 million from $1,427.9 million in 2009. Net sales decreased $90.0 primarily due to the divestiture of two Anvil businesses and $35.8 million due to lower pricing at US Pipe. These decreases were partially offset by $20.5 million due to higher shipment volumes and $14.9 million due to favorable changes in Canadian currency exchange rates.
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
We closed US Pipe's North Birmingham facility and recorded a restructuring charge of $12.0 million during 2010, consisting of $4.4 million of asset impairment charges and $7.6 million of employee-related and other charges.
During 2009, we recorded impairment charges of $970.9 million relating to goodwill and other intangible assets.
Interest expense, net was $68.0 million for 2010 compared to $78.3 million in 2009. The components of interest expense, net are detailed below.

	2010	2009
	(in millions)
7.375% Senior Subordinated Notes	$31.0	$31.0
8.75% Senior Unsecured Notes	2.0	—
2007 Credit Agreement, including swap contracts	28.8	43.9
ABL Agreement borrowings	0.2	—
Deferred financing fees amortization	2.9	2.2
Other interest expense	3.4	2.9
	68.3	80.0
Interest income	(0.3)	(1.7)
	$68.0	$78.3
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
Loss on early extinguishment of debt represents writing off deferred financing fees pursuant to debt prepayments. A net gain of $1.5 million from repurchasing $5.0 million of our 7.375% Senior Subordinated Notes on the open market is also included in 2009.
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
US Pipe
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
We closed our North Birmingham facility and recorded restructuring charges of $12.0 million during 2010, consisting of $4.4 million of asset impairment charges and $7.6 million of employee-related and other charges.
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
Selling, general and administrative expenses for 2010 decreased to $66.2 million from $84.9 million in 2009. These expenses declined $16.3 million related to the divested businesses. The amount in 2010 included $4.4 million of gains from the sale of divested businesses. The amount in 2009 included a $3.5 million gain from the sale of a building.
We recorded impairment and restructuring charges of $96.7 million in 2009.
Corporate
Selling, general and administrative expenses for 2010 decreased to $33.4 million from $34.4 million in 2009. This decrease was primarily due to $1.2 million of fees incurred in 2009 related to the conversion of Series B common stock into Series A common stock.

Financial Condition
Cash and cash equivalents were $61.2 million at September 30, 2011 compared to $83.7 million at September 30, 2010. Cash and cash equivalents decreased during 2011 as a result of cash used in investing and financing activities of $39.3 million and $22.9 million, respectively, offset by cash provided by operating activities of $40.1 million. Cash and cash equivalents decreased $0.4 million during 2011 due to changes in currency exchange rates.
Receivables, net were $220.8 million at September 30, 2011 compared to $202.5 million at September 30, 2010. Receivables at September 30, 2011 represented approximately 53.8 days net sales compared to September 30, 2010 receivables representing approximately 53.2 days net sales.
Inventories were $237.7 million at September 30, 2011 compared to $268.4 million at September 30, 2010. We continue improving our processes to minimize inventory levels. Inventory turns per year during 2011 improved compared to 2010.
Property, plant and equipment, net was $243.8 million at September 30, 2011 compared to $264.4 million at September 30, 2010. Capital expenditures were $31.5 million and depreciation expense was $51.5 million in 2011.

Identifiable intangible assets were $610.9 million at September 30, 2011 compared to $632.4 million at September 30, 2010. Finite-lived intangible assets, $309.9 million of net book value at September 30, 2011, are amortized over their estimated useful lives. Such amortization expense was $30.1 million during 2011 and is expected to be a similar amount for each of the next five years. Indefinite-lived identifiable intangible assets, $301.0 million at September 30, 2011, are not amortized, but tested at least annually for possible impairment.
Accounts payable and other current liabilities were $193.9 million at September 30, 2011 compared to $183.0 million at September 30, 2010. Payment patterns for various purchases vary significantly, ranging from payroll that is paid frequently to incentive compensation and customer rebates that might only be paid once per year.
Outstanding borrowings were $678.3 million at September 30, 2011 compared to $692.2 million at September 30, 2010. The decrease of $13.9 million during 2011 was due primarily to repayments of $15 million of borrowings under our ABL Agreement.
Deferred income taxes were net liabilities of $125.5 million at September 30, 2011 compared to net liabilities of $135.2 million at September 30, 2010. Deferred tax liabilities related to property, plant and equipment and identifiable intangible assets were $238.6 million and $247.9 million at September 30, 2011 and 2010, respectively.

Liquidity and Capital Resources
We had cash and cash equivalents of $61.2 million and $130.8 million of additional borrowing capacity under our asset based lending agreement (the “ABL Agreement”) at September 30, 2011.
Cash flows from operating activities are categorized below.

	2011	2010
	(in millions)
Collections from customers	$1,320.8	$1,339.1
Disbursements, other than interest and income taxes	(1,221.3)	(1,227.8)
Interest payments, net	(54.8)	(77.5)
Income tax refunds (payments), net	(4.6)	29.2
Cash provided by operating activities	$40.1	$63.0
Collections of receivables were lower during 2011 compared to 2010 due primarily to the relatively low level of net sales in the 2010 fourth quarter.
Reduced disbursements, other than interest and income taxes, during 2011 reflect timing differences of material, labor and overhead purchased.
Interest payments in 2010 included $18.3 million to cancel interest rate swap contracts. Interest payments do not include $0.4 million and $9.8 million in 2011 and 2010, respectively, that were capitalized as deferred financing fees.
A $26.2 million income tax refund was received in 2010 by carrying back the 2009 losses to earlier years.
Capital expenditures were $31.5 million during 2011 compared to $32.8 million during 2010. Also during 2011, Mueller Co. acquired Echologics, a water leak detection and pipe condition and diagnostic assessment company, for $7.9 million and purchased automated flushing systems technologies for $1.3 million. 2012 capital expenditures are estimated to be between $35 million and $40 million.
Our U.S. pension plan was 80% funded at January 1, 2011 under the provisions of the PPA. A significant portion of the assets invested in our defined benefit pension plans is invested in equity securities. If we lower our estimated rate of return on these assets, this would cause pension expense to increase and require higher levels of Company contributions to these plans. We currently estimate contributing between $20 million and $22 million to our pension plans during 2012.
We anticipate that our existing cash, cash equivalents and borrowing capacity combined with our expected operating cash flows will be sufficient to meet our anticipated operating expenses, capital expenditures, pension contributions and debt service obligations as they become due through September 30, 2012. However, our ability to make these payments will depend partly upon our future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control.

ABL Agreement
The ABL Agreement consists of a revolving credit facility of up to $275 million of revolving credit borrowings, swing line loans and letters of credit. The ABL Agreement also permits us to increase the size of the credit facility by an additional $150 million. We may borrow up to $25 million through swing line loans and have up to $60 million of letters of credit outstanding.
Borrowings under the ABL Agreement bear interest at a floating rate equal to LIBOR plus a margin ranging from 275 to 325 basis points, or a base rate as defined in the ABL Agreement plus a margin ranging from 175 to 225 basis points. At September 30, 2011, the applicable rate was LIBOR plus 300 basis points.
The ABL Agreement terminates in August 2015 and had outstanding borrowings of $34.0 million at September 30, 2011. We pay a commitment fee of 50 basis points for any unused borrowing capacity under the ABL Agreement. The borrowing capacity under the ABL Agreement is not subject to any financial maintenance covenants unless excess availability is less than the greater of $34 million and 12.5% of the aggregate commitments under the ABL Agreement. Excess availability, as reduced by outstanding borrowings, outstanding letters of credit and accrued fees and expenses of $38.9 million, was $165.2 million at September 30, 2011. At September 30, 2011, our additional borrowing capacity was $130.8 million.
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
8.75% Senior Unsecured Notes
We owed $225 million of principal of 8.75% Senior Unsecured Notes at September 30, 2011. Interest on the Senior Unsecured Notes is paid semi-annually and the principal is due September 2020. We may redeem up to $22.5 million of the Senior Unsecured Notes at a redemption price of 103% plus accrued and unpaid interest once each year ending September 1, 2012 and 2013. We may also redeem up to $78.8 million of the original issued principal amount of the Senior Unsecured Notes at a redemption price of 108.75%, plus accrued and unpaid interest, with the net cash proceeds from certain equity offerings prior to September 2013, provided that at least $146.2 million remains outstanding immediately after such redemption. After August 2015, the Senior Unsecured Notes may be redeemed at specified redemption prices plus accrued and unpaid interest. Upon a “Change of Control” (as defined in the indenture securing the Senior Unsecured Notes), we are required to offer to purchase the outstanding Senior Unsecured Notes at a purchase price of 101%, plus accrued and unpaid interest. The Senior Unsecured Notes are essentially guaranteed by all of our U.S. subsidiaries, but are subordinate to borrowings under the ABL Agreement.
7.375% Senior Subordinated Notes
We also owed $420 million of principal of 7.375% Senior Subordinated Notes (“Senior Subordinated Notes”) at September 30, 2011. Interest on the Senior Subordinated Notes is payable semi-annually and the principal is due June 2017. After May 2012, we may redeem any portion of the Senior Subordinated Notes at specified redemption prices plus accrued and unpaid interest. Upon a “Change of Control” (as defined in the indenture securing the Senior Subordinated Notes), we are required to offer to purchase the outstanding Senior Subordinated Notes at 101%, plus accrued and unpaid interest. The Senior Subordinated Notes are secured by the guarantees of essentially all of our U.S. subsidiaries, but are subordinate to the borrowings under the ABL Agreement and the Senior Unsecured Notes.

Our corporate credit rating and the credit rating for our debt are presented below.

	September 30, 2011		September 30, 2010
	Moody’s	Standard & Poor’s	Moody’s	Standard & Poor’s

Corporate credit rating	B3	B	B2	B
ABL Agreement	Not rated	Not rated	Not rated	Not rated
8.75% Senior Unsecured Notes	B2	B+	B1	B+
7.375% Senior Subordinated Notes	Caa2	CCC+	B3	CCC+
Outlook	Stable	Stable	Stable	Stable

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
We use letters of credit and surety bonds in the ordinary course of business to ensure the performance of contractual obligations. At September 30, 2011, we had $38.6 million of letters of credit and $34.8 million of surety bonds outstanding.

Contractual Obligations
Our contractual obligations at September 30, 2011 are presented below.

	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
	(in millions)
Long-term debt:
Principal payments (1)	$0.9	$1.5	$34.2	$645.0	$681.6
Interest (2)	52.1	103.9	102.3	109.7	368.0
Operating leases	8.1	10.3	7.6	5.9	31.9
Unconditional purchase obligations (3)	35.1	—	—	—	35.1
Other noncurrent liabilities (4)	20.5	—	—	—	20.5
	$116.7	$115.7	$144.1	$760.6	$1,137.1

(1)	The principal payments on long-term debt include $3.3 million of discount on the 8.75% Senior Unsecured Notes.

(2)	Interest on the ABL Agreement is calculated using LIBOR of 0.37% at September 30, 2011. Actual interest payments will likely be different.

(3)	Includes contractual obligations for purchases of raw materials and capital expenditures.

(4)
Consists of obligations for pension plans and represents the estimated minimum payments required to meet funding obligations. Actual payments may differ. We have not estimated these payments beyond 2012.

Effect of Inflation; Seasonality
We experience changing price levels related to purchases of raw materials and purchased components. Mueller Co. experienced a 23% increase in the average cost of brass ingot purchased and a 16% increase in the average cost per ton of scrap steel purchased in 2011 compared to 2010.  US Pipe's average scrap iron cost per ton purchased in 2011 was 26% higher than in 2010, and Anvil experienced a 22% increase in the average cost per ton of scrap steel purchased in 2011 compared to 2010.

We do not believe that changing prices for other goods had a material impact on our financial position or results of operations in 2011 compared to 2010.
Our water infrastructure businesses are dependent upon construction activity, which is seasonal due to the impact of cold weather conditions on construction. Net sales and operating income have historically been lowest in the three-month periods ending December 31 and March 31 when the northern United States and all of Canada generally face weather conditions that restrict significant construction activity. In general, approximately 45% of a year's net sales occurs in the first half of the year with 55% occurring in the second half of the year. See “Item 1A. RISK FACTORS-Sales of certain of our products are seasonal.”

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
Receivables
The estimated allowance for doubtful receivables is based upon judgments and estimates of expected losses and specific identification of problem accounts. Significantly weaker than anticipated industry or economic conditions could impact customers' ability to pay such that actual losses may be greater than the amounts provided for in this allowance. The periodic evaluation of the adequacy of the allowance for doubtful receivables is based on an analysis of prior collection experience, specific customer creditworthiness and current economic trends within the industries served. In circumstances where a specific customer's inability to meet its financial obligation is known to us (e.g., bankruptcy filings or substantial downgrading of credit ratings), we record a specific allowance to reduce the receivable to the amount we reasonably believe will be collected.
Inventories
We record inventories at the lower of first-in, first-out method cost or market value. Inventory cost includes an overhead component that can be affected by levels of production and actual costs incurred. We evaluate the need to record adjustments for impairment of inventory at least quarterly. This evaluation includes such factors as anticipated usage, inventory turnover, inventory levels and ultimate product sales value. Inventory that, in the judgment of management, is obsolete or in excess of our normal usage is written-down to its estimated market value, if less than its cost. Significant judgments must be made when establishing the allowance for obsolete and excess inventory.
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
Accounting for the Impairment of Long-Lived Assets Including Goodwill and Other Intangible Assets
We test goodwill and indefinite-lived intangible assets for impairment annually (or more frequently if events or circumstances indicate possible impairment). We performed this annual impairment testing at September 1, 2011 with the assistance of a valuation specialist, and concluded that our indefinite-lived intangible assets were not impaired. We tested the indefinite-lived intangible assets for impairment using a "royalty savings method," which is a variation of the discounted cash flow method.   This method estimates a fair value by calculating an estimated discounted future cash flow stream from the hypothetical licensing of the indefinite-lived intangible assets. If this estimated fair value exceeds the carrying value, no impairment is indicated. This analysis is dependent on management's best estimates of future operating results and the selection of reasonable discount rates and hypothetical royalty rates. Significantly different projected operating results could result in a different conclusion regarding impairment. No impairments would have been indicated for any discount rates and hypothetical royalty rates consistent with standard valuation methodologies considered reasonable by management.
Other long-lived assets, including finite-lived intangible assets, are amortized over their respective estimated useful lives and reviewed for impairment if events or circumstances indicate possible impairment.

We tested US Pipe's amortizing long-lived assets, principally property, plant and equipment, for possible impairment at September 30, 2011 due to US Pipe's recent financial performance and the exploration of strategic alternatives for our US Pipe business.  As required by U.S. GAAP, we performed this test on a "held and used" basis using management's best estimate of probability-weighted undiscounted future cash flows of various alternatives.  We concluded that US Pipe's amortizing long-lived assets were not impaired at September 30, 2011 on a "held and used" basis.  Our estimates and the application of "held and used" accounting that led to this conclusion may change in the future, which could lead to a different conclusion. No impairment would have been indicated for any different probability-weightings management considered reasonable.
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
Workers Compensation, Defined Benefit Pension and Other Postretirement Benefits, Environmental and Other Long-term Liabilities
We are obligated for various liabilities that will ultimately be determined over what could be a very long future time period. We established the recorded liabilities for such items at September 30, 2011 using estimates for when such amounts will be paid and what the amounts of such payments will be. These estimates are subject to change based on numerous factors, including among others, regulatory changes, technology changes, the investment performance of related assets, the discount rate used, the lifespan of plan participants and other individuals and changes to plan designs.

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
Interest Rate Risk
At September 30, 2011, we had fixed rate debt of $644.3 million and variable rate debt of $34.0 million. The pre-tax earnings and cash flow impact resulting from a 100 basis point increase in interest rates on variable rate debt, holding other variables constant, would be a decrease of approximately $0.3 million per year.
Currency Risk
We maintain assets and operations in Canada and, to a much lesser extent, China and Europe. The functional currency for these operations is their local currency. The assets and liabilities of non-U.S. subsidiaries are translated into U.S. dollars at currency exchange rates in effect at the end of each period, with the effect of such translation reflected in other comprehensive loss. Our stockholders' equity will fluctuate depending upon the weakening or strengthening of the U.S. dollar against these non-U.S. currencies. Net sales and expenses of non-U.S. subsidiaries are translated into U.S. dollars at the average currency exchange rate during the period. At September 30, 2011, $64.5 million of our net assets were denominated in non-U.S. currencies.
We also have relatively small amounts of receivables and payables denominated in currencies other than an entity's functional currency. Changes in currency exchange rates between when these balances originate and when they are settled result in foreign exchange gains and losses that are recognized as they occur.
We settled our only outstanding foreign currency forward contract during 2010 with a cash payment of $1.7 million.
Raw Materials Risk
Our products are made using several basic raw materials, including scrap steel, scrap iron, sand, resin, brass ingot, steel pipe, coke and various purchased components. Product margins and the level of profitability can fluctuate if we do not pass changes in raw material and purchased component costs to our customers.
We experience changing price levels related to purchases of raw materials and purchased components. Mueller Co. experienced a 23% increase in the average cost of brass ingot purchased and a 16% increase in the average cost per ton of scrap steel purchased in 2011 compared to 2010.  US Pipe's average scrap iron cost per ton purchased in 2011 was 26% higher than in 2010, and Anvil experienced a 22% increase in the average cost per ton of scrap steel purchased in 2011 compared to 2010.  We do not believe that changing prices for other goods had a material impact on our financial position or results of operations in 2011 compared to 2010. We expect these prices to fluctuate based on marketplace demand. See “Item 1A. RISK FACTORS-The costs of our raw materials and purchased components can be volatile.”
Commodities Risk
We use natural gas to fuel our ductile iron pipe foundries. We generally purchase natural gas at prices fixed each month based on market rates for specified volumes. We are exposed to price changes from month to month.
We use natural gas swap contracts to hedge against cash flow variability arising from changes in natural gas prices. These contracts fix our purchase price for a portion of our anticipated natural gas purchases at prices ranging from $3.73 to $4.35 per MMBtu through September 2012 and are accounted for as effective hedges. The fair value of gas swap liability contracts was immaterial at September 30, 2011. We recorded in 2011 an immaterial unrealized loss from our swap contracts, net of tax, in accumulated other comprehensive loss.

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
Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this annual report. Based on this evaluation, those officers have concluded that our disclosure controls and procedures were not effective at September 30, 2011 due to the existence of the material weakness discussed below.
Description of Material Weakness in Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining an effective system of internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. As described below, management has concluded that, at September 30, 2011, we had not maintained effective internal control over financial reporting. Management determined that a non-cash adjustment of $2.5 million was necessary to increase certain health and welfare accrued liabilities and related expenses at September 30, 2011. This adjustment did not result in any material misstatement of any previously issued financial statements. As a result of this adjustment, management concluded that we had a material weakness in our period end consolidating process for reconciling certain health and welfare accrued liability accounts.
Changes in Internal Control over Financial Reporting
There were no changes in internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
As a result of the above described material weakness, we have changed our period end consolidating account reconciliation process related to these certain accounts to address this matter. We expect this change to remediate our material weakness. We will continue to monitor the effectiveness of the revised process and expect to report that our material weakness will be considered fully remediated in early fiscal 2012.

Management's Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act). Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's financial statements will not be prevented or detected on a timely basis. Management determined that a non-cash adjustment of $2.5 million was necessary to increase certain health and welfare accrued liabilities and related expenses at September 30, 2011. This adjustment did not result in any material misstatement of any previously issued financial statements. As a result of this adjustment, management concluded that we had a material weakness in our period end consolidating process for reconciling certain health and welfare accrued liability accounts.
Because of the material weakness described above, management has concluded that our internal control over financial reporting was not effective at September 30, 2011. In making its assessment of the effectiveness of our internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework.
The effectiveness of our internal control over financial reporting at September 30, 2011 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in this annual report.
PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The name, age at November 15, 2011 and position of each of our executive officers and directors are presented below.

Name	Age	Position
Gregory E. Hyland	60	Chairman of the board of directors, President and Chief Executive Officer
Robert D. Dunn	54	Senior Vice President, Human Resources
Thomas E. Fish	57	President, Anvil
Evan L. Hart	46	Senior Vice President and Chief Financial Officer
Robert P. Keefe	57	Senior Vice President and Chief Information Officer
Kevin G. McHugh	53	Vice President and Controller
Gregory S. Rogowski	52	President, Mueller Co.
Paul T. Ciolino	50	President, US Pipe
Marietta Edmunds Zakas	52	Senior Vice President, Strategy, Corporate Development and Communications
Donald N. Boyce	73	Director
Howard L. Clark, Jr.	67	Director
Shirley C. Franklin	66	Director
Thomas J. Hansen	62	Director
Jerry W. Kolb	75	Director
Joseph B. Leonard	68	Director
Mark J. O’Brien	68	Director
Bernard G. Rethore	70	Director
Neil A. Springer	73	Director
Lydia W. Thomas	67	Director
Michael T. Tokarz	61	Director
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
Thomas E. Fish has served as President of our Anvil segment since 2000. From January 2005 through November 2005, Mr. Fish served as Mueller Co.'s Interim Chief Financial Officer. Mr. Fish earned a Bachelor of Science degree from the University of Rhode Island and is a certified public accountant.
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
Paul T. Ciolino has served as President of our US Pipe segment since August 2010.  Previously, he served as President of Griffin Pipe Products Co. Inc. (“Griffin”), a ductile iron pipe manufacturer.  Mr. Ciolino joined Griffin in 2002 as Vice President of marketing and was named President of Griffin later that year.  Prior to joining Griffin, Mr. Ciolino served as managing director of ASF-Keystone Europe, an engineered products and metals manufacturing business.  Mr. Ciolino earned a Bachelor of Science degree from Cornell University and a Master of Business Administration degree from Rutgers University.
Marietta Edmunds Zakas has served as Senior Vice President, Strategy, Corporate Development and Communications, since November 2006. Previously Ms. Zakas served in various positions at Russell Corporation, from September 2001 to August 2006, culminating in her role as Corporate Vice President, Chief of Staff, Business Development and Treasurer. Ms. Zakas earned a Bachelor of Arts degree from Randolph-Macon Woman's College (now known as Randolph College), a Master of Business Administration degree from the University of Virginia Darden School of Business and a Juris Doctor from the University of Virginia School of Law. Ms. Zakas is a director of Atlantic Capital Bank and Atlantic Capital Bancshares.
Donald N. Boyce has been a member of our board of directors since April 2006. Mr. Boyce has informed the board of directors that he will resign from the board of directors effective November 30, 2011. He was a director of Walter Energy, from August 1998 to April 2006. Mr. Boyce served as Chairman of the Board of Walter Energy from November 2000 to March 2002 and as Chairman of the Board, President and Chief Executive Officer of Walter Energy from August 2000 to November 2000. During this time, Walter Energy owned U.S. Pipe. Mr. Boyce was Chairman of the board of directors of IDEX Corporation, a proprietary engineered industrial products manufacturing company, from April 1999 to March 2000, Chairman of the board of directors and Chief Executive Officer of IDEX Corporation from March 1998 to March 1999 and Chairman of the board of directors, President and Chief Executive Officer of IDEX Corporation from January 1988 to March 1998.
Howard L. Clark, Jr. has been a member of our board of directors since April 2006. He has been a director of Walter Energy since March 1995. Mr. Clark served as Vice Chairman of Barclays Capital, the investment banking division of Barclays Bank PLC, from September 2008 through June 2011. He previously served as Vice Chairman of Lehman Brothers Inc., an investment banking firm, from February 1993 to September 2008 and, before that, as Chairman and Chief Executive Officer of Shearson Lehman Brothers Inc. Mr. Clark is also a director of United Rentals, Inc., an equipment rental company, and White Mountains Insurance Group, Ltd., a financial services and insurance holding company. Mr. Clark is a director of NIBCO Inc., a company that provides flow control solutions.
Shirley C. Franklin has been a member of our board of directors since November 2010. Ms. Franklin serves as Chair of the board of directors and Chief Executive Officer of Purpose Built Communities, Inc., a national non-profit organization established to transform struggling neighborhoods into sustainable communities. She also serves as Co-Chair of the Atlanta Regional Commission on Homelessness and Chair of the board of directors of the National Center for Civil and Human Rights.  From 2002 to 2010, Ms. Franklin served as mayor of Atlanta, Georgia. Since July 2011, she has served as a director of Delta Air Lines, Inc., a provider of air transportation for passengers and cargo.

Thomas J. Hansen has been a member of our board of directors since October 2011.  Mr. Hansen is Vice Chairman of Illinois Tool Works Inc. (“ITW”), a manufacturer of fasteners and components, consumable systems and a variety of specialty products and equipment. Mr. Hansen joined ITW in 1980 as sales and marketing manager of the Shakeproof Industrial Products businesses.  From 1998 until May 2006, he served as Executive Vice President of ITW.  Mr. Hansen is a member of the Northern Illinois University Executive Club, a member of the Economics Club of Chicago, Chairman of The ITW Better Government Council, and a former member of the Board of Trustees of MAPI (Manufacturers Alliance).  Mr. Hansen is a director of Terex Corporation, a diversified global manufacturer of a variety of machinery products.  From 2005 through 2008, he served as director of CDW Corporation.
Jerry W. Kolb has been a member of our board of directors since April 2006. He has been a director of Walter Energy since June 2003. Mr. Kolb previously served as a Vice Chairman of Deloitte & Touche LLP, a registered public accounting firm, from 1986 to 1988.
Joseph B. Leonard has been a member of our board of directors since April 2006. He was a director of Walter Energy from June 2005 to April 2007 and he rejoined that board in February 2009. He served as Interim Chief Executive Officer of Walter Energy from March 2010 through March 2011 and from August 2011 to September 2011. Mr. Leonard was Chairman of AirTran Holdings, Inc., a full service airline company, from November 2007 to June 2008, Chairman and Chief Executive Officer of AirTran Holdings, Inc. from January 1999 to November 2007 and President of AirTran Holdings, Inc. from January 1999 to January 2001. Mr. Leonard is a director of Air Canada, a full service airline company.
Mark J. O'Brien has been a member of our board of directors since April 2006. He was a director of Walter Energy from June 2005 to April 2009. Since March 2006, Mr. O'Brien has served as Chairman and Chief Executive Officer of Walter Investment Management Corp. (formerly Walter Energy's financing business). Mr. O'Brien has served as President and Chief Executive Officer of Brier Patch Capital and Management, Inc., a real estate investment firm, since September 2004. Mr. O'Brien served in various executive capacities at Pulte Homes, Inc., a home building company, for 21 years, retiring as President and Chief Executive Officer in June 2003.
Bernard G. Rethore has been a member of our board of directors since April 2006. He has been a director of Walter Energy since March 2002. He has been Chairman of the Board Emeritus of Flowserve Corporation, a manufacturer of pumps, valves, seals and components, since April 2000. From January 2000 to April 2000, he served as Flowserve Corporation's Chairman. He had previously served as Chairman, Chief Executive Officer and President of Flowserve Corporation. Mr. Rethore is a director of Belden, Inc., a manufacturer of specialty signal-transmission products, and Dover Corp., a diversified manufacturer of a wide range of proprietary products.
Neil A. Springer has been a member of our board of directors since April 2006. He was a director of Walter Energy from August 2000 to April 2006. Mr. Springer has been managing director of Springer & Associates LLC, a board consulting and executive recruitment company, since 1994. Mr. Springer was a director of IDEX Corporation from 1990 until April 2011.
Lydia W. Thomas has been a member of our board of directors since January 2008. She served as President and Chief Executive Officer of Noblis, Inc., a public interest research and development company, from 1996 to 2007. She was previously with The MITRE Corporation, Center for Environment, Resources and Space, serving as Senior Vice President and General Manager from 1992 to 1996, Vice President from 1989 to 1992 and Technical Director from 1982 to 1989. She is a director of Cabot Corporation, a global performance materials company.
Michael T. Tokarz has been a member of our board of directors since April 2006. He has served as non-executive Chairman of the Board of Walter Energy since December 2006. Since February 2002, he has been a member of the Tokarz Group, LLC, a venture capital investment company. From January 1996 until February 2002, Mr. Tokarz was a member of the limited liability company that serves as the general partner of Kohlberg Kravis Roberts & Co. L.P., a private equity company. Mr. Tokarz is a director of IDEX Corporation, CNO Financial Group, Inc. (formerly Conseco, Inc.), an insurance provider, MVC Capital, Inc., a registered investment company, Dakota Growers Pasta Company, Inc., a manufacturer and marketer of dry pasta products and Walter Investment Management Corp.
Additional Information
Additional information required by this item will be contained in our definitive proxy statement issued in connection with the 2012 annual meeting of stockholders filed with the SEC within 120 days after September 30, 2011 and is incorporated herein by reference.
Our website address is www.muellerwaterproducts.com. You may obtain free electronic copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports from the investor relations section of our website. These reports are available on our website soon after we file them with the SEC.

These reports should also be available through the SEC's website at www.sec.gov.
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
The information required by this item will be contained in our definitive proxy statement issued in connection with the 2012 annual meeting of stockholders is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Except for the information set forth below and the information set forth in Part II, Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES, the information required by this item will be contained in our definitive proxy statement issued in connection with the 2012 annual meeting of stockholders and is incorporated herein by reference.
Securities Authorized for Issuance under Equity Compensation Plans
We have two compensation plans under which our equity securities are authorized for issuance. The Mueller Water Products, Inc. 2006 Employee Stock Purchase Plan was approved by our sole stockholder in May 2006 and the Mueller Water Products, Inc. 2006 Stock Incentive Plan was approved by our sole stockholder in May 2006 and amended by our stockholders in January 2008 and January 2009. The following table sets forth certain information relating to these equity compensation plans at September 30, 2011.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by stockholders:
Mueller Water Products, Inc. 2006 Stock Incentive Plan	7,690,899	(1)	$6.57	5,468,464	(2)
Mueller Water Products, Inc. 2006 Employee Stock Purchase Plan	—		—	2,516,578	(3)
Total	7,690,899			7,985,042
Equity compensation plans not approved by stockholders	—		$—	—

(1)	Consists of shares to be issued upon exercise of outstanding options granted under the Mueller Water Products, Inc. 2006 Stock Incentive Plan.

(2)
The number of shares available for future issuance under the Mueller Water Products, Inc. 2006 Stock Incentive Plan is 16,000,000 shares less the cumulative number of awards granted under the plan plus the cumulative number of awards canceled under the plan.

(3)	The number of shares available for future issuance under the Mueller Water Products, Inc. 2006 Stock Purchase Plan is 4,000,000 shares less the cumulative number of shares issued under the plan.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be contained in our definitive proxy statement issued in connection with the 2012 annual meeting of stockholders is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be contained in our definitive proxy statement issued in connection with the 2012 annual meeting of stockholders is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)Financial Statements

(b)	Financial Statement Schedules
Except for Schedule II, Valuation and Qualifying Accounts, the schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted. The information required by Schedule II is included in the notes to consolidated financial statements.

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

3.1
Second Restated Certificate of Incorporation of Mueller Water Products, Inc. Incorporated by reference to Exhibit 3.1 to Mueller Water Products, Inc. Form 8-K (File no. 001-32892) filed on October 28, 2011.

3.1.1
Certificate of Merger, dated February 2, 2006, of Mueller Water Products, LLC and Mueller Water Products Co-Issuer, Inc. with and into Mueller Holding Company, Inc. Incorporated by reference to Exhibit 3.1.2 to Mueller Water Products, Inc. Form 8-K (File no. 333-116590) filed on February 3, 2006.

3.2	Amended and Restated Bylaws of Mueller Water Products, Inc. Incorporated by reference to Exhibit 3.2 to Mueller Water Products, Inc. Form 8-K (File no. 001-32892) filed on October 28, 2011.
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

10.3*
Mueller Water Products, Inc. Amended and Restated 2006 Stock Incentive Plan. Incorporated by reference to Exhibit 10.3 to Mueller Water Products, Inc. Form 10-K (File no. 001-32892) filed on November 24, 2009.

10.4	Mueller Water Products, Inc. Form of Notice of Stock Option Grant. Incorporated by reference to Exhibit 10.21 to Mueller Water Products, Inc. Form 10-Q (File no. 001-32892) filed on February 9, 2010.
10.5
Mueller Water Products, Inc. Form of Restricted Stock Unit Award Agreement. Incorporated by reference to Exhibit 10.22 to Mueller Water Products, Inc. Form 10-Q (File no. 001-32892) filed on February 11, 2008.

10.6*
Mueller Water Products, Inc. 2006 Employee Stock Purchase Plan, as amended September 27, 2006. Incorporated by reference to Exhibit 10.5 to Mueller Water Products, Inc. Form 10-K (File no. 001-32892) filed on December 21, 2006.

10.7*	Mueller Water Products, Inc. Directors’ Deferred Fee Plan. Incorporated by reference to Exhibit 10.7 to Mueller Water Products, Inc. 8-K (File no. 001-32892) filed on May 30, 2006.
10.8*	Form of Mueller Water Products, Inc. Director Indemnification Agreement. Incorporated by reference to Exhibit 99.2 to Mueller Water Products, Inc. 8-K (File no. 001-32892) filed on October 31, 2008.

10.9*	Executive Incentive Plan of Mueller Water Products, Inc. Incorporated by reference to Exhibit 10.6 to Mueller Water Products, Inc. 8-K (File no. 001-32892) filed on May 30, 2006.
10.10*	Mueller Water Products, Inc. Executive Deferred Compensation Plan. Incorporated by reference to Exhibit 99.3 to Mueller Water Products, Inc. 8-K (File no. 001-32892) filed on October 31, 2008.
10.11*
Employment Agreement, dated September 15, 2008 between Mueller Water Products, Inc. and Gregory E. Hyland. Incorporated by reference to Exhibit 99.1 to Mueller Water Products, Inc. Form 8-K (File no. 001-32892) filed on October 6, 2008.

10.11.1*
Amendment, dated as of March 2, 2006, to Executive Employment Agreement dated September 9, 2005 between Walter Industries, Inc. and Gregory E. Hyland. Incorporated by reference to Exhibit 10.1 to Mueller Water Products, Inc. Form 8-K (File no. 333-131521) filed on March 3, 2006.

10.11.2*
Amended and Restated Mueller Water Products, Inc. Supplemental Defined Contribution Plan, effective as of January 1, 2009. Incorporated by reference to Exhibit 10.13.2 to Mueller Water Products, Inc. Form 8-K (File no. 001-32892) filed on February 9, 2009.

10.11.3*
Amendment, dated December 1, 2009, to Executive Employment Agreement, dated September 9, 2005, between Mueller Water Products, Inc. and Gregory E. Hyland. Incorporated by reference to Exhibit 99.1 to Mueller Water Products, Inc. Form 8-K (File no. 001-32892) filed on December 4, 2009.

10.11.4*
Amendment, dated December 1, 2010, to Executive Employment Agreement, dated September 9, 2005 (as further amended on December 1, 2009), between Mueller Water Products, Inc. and Gregory E. Hyland. Incorporated by reference to Exhibit 99.1 to Mueller Water Products, Inc. Form 8-K (File no. 001-32892) filed on December 6, 2010.

10.13*
Employment Agreement, dated as of September 15, 2008, between Mueller Water Products, Inc. and Robert Leggett. Incorporated by reference to Exhibit 99.1 to Mueller Water Products, Inc. Form 8-K (File no. 001-32892) filed on September 30, 2008.

10.13.1*
Amendment, dated December 1, 2009, to Executive Employment Agreement, dated September 15, 2008, between Mueller Water Products, Inc. and Robert Leggett. Incorporated by reference to Exhibit 99.2 to Mueller Water Products, Inc. Form 8-K (File no. 001-32892) filed on December 4, 2009.

10.13.2*
Full and Final Release of Claims, dated November 2, 2011, between Mueller Water Products, Inc. and Robert G. Leggett. Incorporated by reference to Exhibit 99.2 to Mueller Water Products, Inc. Form 8-K (File no. 001-32892) filed on November 8, 2011.

10.13.3*
Consulting Agreement, dated November 2, 2011, between Mueller Water Products, Inc. and Robert G. Leggett. Incorporated by reference to Exhibit 99.1 to Mueller Water Products, Inc. Form 8-K (File no. 001-32892) filed on November 8, 2011.

10.14*
Executive Employment Agreement, dated as of July 16, 2008, between Mueller Water Products, Inc. and Evan L. Hart. Incorporated by reference to Exhibit 10.18 to Mueller Water Products, Inc. Form 10-Q (File 001-32892) filed on August 11, 2008.

10.14.1*
Amendment, dated December 1, 2009, to Executive Employment Agreement, dated September 6, 2006, between Mueller Water Products, Inc. and Evan L. Hart. Incorporated by reference to Exhibit 99.3 to Mueller Water Products, Inc. Form 8-K (File no. 001-32892) filed on December 4, 2009.

10.15*
Employment Agreement, dated as of July 31, 2006, between Mueller Water Products, Inc. and Thomas E. Fish. Incorporated by reference to Exhibit 10.2 to Mueller Water Products, Inc. Form 8-K (File no. 001-32892) filed on August 3, 2006.

10.15.1*
Employment Agreement, dated as of February 22, 2010, between Mueller Water Products, Inc. and Thomas E. Fish. Incorporated by reference to Exhibit 99.1 to Mueller Water Products, Inc. Form 8-K (File no. 001-32892) filed on February 26, 2010.

10.15.2*
Executive Change-in-Control Severance Agreement, dated February 22, 2010, between Mueller Water Products, Inc. and Thomas E. Fish. Incorporated by reference to Exhibit 99.2 to Mueller Water Products, Inc. Form 8-K (File no. 001-32892) filed on February 26, 2010.

10.17*
Joint Litigation Agreement dated December 14, 2006 between Walter Industries, Inc. and Mueller Water Products, Inc. Incorporated by reference to Exhibit 10.3 to Mueller Water Products, Inc. Form 8-K (File no. 001-32892) filed on December 19, 2006.

10.18*	Form of Executive Change-in-Control Severance Agreement. Incorporated by reference to Exhibit 99.3 to Mueller Water Products, Inc. Form 8-K (File no. 001-32892) filed on October 6, 2008.
10.19*	Form of Amendment to Executive Employment Agreement. Incorporated by reference to Exhibit 99.1 to Mueller Water Products, Inc. Form 8-K (File no. 001-32892) filed on February 6, 2009.
10.20*	Mueller Water Products, Inc. 2010 Management Incentive Plan. Incorporated by reference to Exhibit 10.20 to Mueller Water Products, Inc. Form 10-Q (File no. 001-32892) filed on February 9, 2010.
10.21*
Employment Agreement, dated August 9, 2010, between Mueller Water Products, Inc. and Paul Ciolino. Incorporated by reference to Exhibit 10.20 to Mueller Water Products, Inc. Form 10-Q (File no. 001-32892) filed on August 9, 2010.

10.21.1*
Executive Change-in-Control Severance Agreement, dated August 9, 2010, between Mueller Water Products, Inc. and Paul Ciolino. Incorporated by reference to Exhibit 10.21 to Mueller Water Products, Inc. Form 10-Q (File no. 001-32892) filed on August 9, 2010.

10.21.2*
Assignment and Amendment of Executive Change-in-Control Severance Agreement, dated June 10, 2011, among Mueller Water Products, Inc., United States Pipe and Foundry Company, LLC and Paul Ciolino. Incorporated by reference to Exhibit 10.23.2 to Mueller Water Products, Inc. Form 8-K (File no. 001-32892) filed on June 14, 2011.

10.22
Purchase Agreement, dated August 19, 2010, between Mueller Water Products, Inc. and the Guarantors named therein and Banc of America Securities LLC. Incorporated by reference to Exhibit 10.22 to Mueller Water Products, Inc. Form 8-K (File no. 001-32892) filed on August 20, 2010.

10.23
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

10.24*
Employment Agreement, dated April 10, 2009, between Mueller Water Products, Inc. and Gregory Rogowski. Incorporated by reference to Exhibit 10.26 to Mueller Water Products, Inc. Form 10-K (File no. 001-32892) filed on November 23, 2010.

10.24.1*
Amendment to Employment Agreement, date December 1, 2009, between Mueller Water Products, Inc. and Gregory Rogowski. Incorporated by reference to Exhibit 10.27 to Mueller Water Products, Inc. Form 10-K (File no. 001-32892) filed on November 23, 2010.

10.24.2*
Executive Change-in-Control Severance Agreement, dated May 4, 2009, between Mueller Water Products, Inc. and Gregory Rogowski. Incorporated by reference to Exhibit 10.28 to Mueller Water Products, Inc. Form 10-K (File no. 001-32892) filed on November 23, 2010.

10.25*
Special Incentive Award Program for Selected Employees of U.S. Pipe, dated June 2011. Incorporated by reference to Exhibit 10.29 to Mueller Water Products, Inc. Form 8-K (File no. 001-32892) filed on June 14, 2011.

12.1**	Computation of Ratio of Earnings to Fixed Charges.
14.1
Code of Business Conduct and Ethics for Mueller Water Products, Inc. Incorporated by reference to Exhibit 14.1 to Mueller Water Products, Inc. Form 10-K (File no. 001-32892) filed on November 26, 2008.

21.1**	Subsidiaries of Mueller Water Products, Inc.
31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**
The following financial information from the Annual Report on Form 10-K for the year ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language), (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders' Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

_____________________________

*	Management compensatory plan, contract or arrangement

**	Filed with this annual report

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: November 29, 2011

MUELLER WATER PRODUCTS, INC.

By:	/s/ Gregory E. Hyland
Name: Gregory E. Hyland
Title: Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gregory E. Hyland	Chairman of the Board of Directors, President and Chief Executive Officer (principal executive officer)	November 29, 2011
Gregory E. Hyland

/s/ Evan L. Hart	Senior Vice President and Chief Financial Officer (principal financial officer)	November 29, 2011
Evan L. Hart

/s/ Kevin G. McHugh	Vice President and Controller (principal accounting officer)	November 29, 2011
Kevin G. McHugh

/s/ Donald N. Boyce	Director	November 29, 2011
Donald N. Boyce

/s/ Howard L. Clark	Director	November 29, 2011
Howard L. Clark

/s/ Shirley C. Franklin	Director	November 29, 2011
Shirley C. Franklin

/s/ Thomas J. Hansen	Director	November 29, 2011
Thomas J. Hansen

/s/ Jerry W. Kolb	Director	November 29, 2011
Jerry W. Kolb

/s/ Joseph B. Leonard	Director	November 29, 2011
Joseph B. Leonard

/s/ Mark J. O’Brien	Director	November 29, 2011
Mark J. O’Brien

/s/ Bernard G. Rethore	Director	November 29, 2011
Bernard G. Rethore

/s/ Neil A. Springer	Director	November 29, 2011
Neil A. Springer

/s/ Lydia W. Thomas	Director	November 29, 2011
Lydia W. Thomas

/s/ Michael T. Tokarz	Director	November 29, 2011
Michael T. Tokarz

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Mueller Water Products, Inc.
We have audited the accompanying consolidated balance sheets of Mueller Water Products, Inc. and subsidiaries as of September 30, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mueller Water Products, Inc. and subsidiaries at September 30, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2011, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Mueller Water Products, Inc.'s internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 29, 2011 expressed an adverse opinion thereon.
/s/ Ernst & Young LLP
Atlanta, Georgia
November 29, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Mueller Water Products, Inc.

We have audited Mueller Water Products, Inc. and subsidiaries' internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Mueller Water Products, Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment. Management has identified a material weakness in its period end consolidating process for reconciling certain health and welfare liability accounts. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Mueller Water Products, Inc. and subsidiaries as of September 30, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2011. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2011 consolidated financial statements and this report does not affect our report dated November 29, 2011, which expressed an unqualified opinion on those financial statements.
In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Mueller Water Products, Inc. and subsidiaries have not maintained effective internal control over financial reporting as of September 30, 2011, based on the COSO criteria.

/s/ Ernst & Young LLP

Atlanta, Georgia
November 29, 2011

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,
	2011	2010
	(in millions)
Assets:
Cash and cash equivalents	$61.2	$83.7
Receivables, net	220.8	202.5
Inventories	237.7	268.4
Deferred income taxes	28.7	30.3
Other current assets	50.4	51.5
Total current assets	598.8	636.4
Property, plant and equipment, net	243.8	264.4
Identifiable intangible assets	610.9	632.4
Other noncurrent assets	31.5	35.0
Total assets	$1,485.0	$1,568.2

Liabilities and stockholders’ equity:
Current portion of long-term debt	$0.9	$0.7
Accounts payable	107.6	93.2
Other current liabilities	86.3	89.8
Total current liabilities	194.8	183.7
Long-term debt	677.4	691.5
Deferred income taxes	154.2	165.5
Other noncurrent liabilities	79.6	122.2
Total liabilities	1,106.0	1,162.9

Commitments and contingencies (Note 19)

Common stock:
Series A common stock: 600,000,000 shares authorized;155,793,612 shares and 154,708,474 shares outstanding at September 30, 2011 and 2010, respectively	1.6	1.5
Additional paid-in capital	1,593.2	1,597.5
Accumulated deficit	(1,161.6)	(1,123.5)
Accumulated other comprehensive loss	(54.2)	(70.2)
Total stockholders’ equity	379.0	405.3
Total liabilities and stockholders’ equity	$1,485.0	$1,568.2

The accompanying notes are an integral part of the consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended September 30,
	2011	2010	2009
	(in millions, except per share amounts)
Net sales	$1,339.2	$1,337.5	$1,427.9
Cost of sales	1,105.1	1,101.1	1,171.0

Gross profit	234.1	236.4	256.9

Operating expenses:
Selling, general and administrative	219.9	219.3	239.1
Impairment	—	—	970.9
Restructuring	7.5	13.1	47.8
Total operating expenses	227.4	232.4	1,257.8

Income (loss) from operations	6.7	4.0	(1,000.9)
Interest expense, net	65.6	68.0	78.3
Loss on early extinguishment of debt, net	—	4.6	3.8
Loss before income taxes	(58.9)	(68.6)	(1,083.0)
Income tax benefit	(20.8)	(23.4)	(86.3)

Net loss	(38.1)	(45.2)	(996.7)

Other comprehensive loss:
Derivatives	—	(0.7)	(6.2)
Income tax effects	—	0.3	2.4
Amortization of interest expense on terminated swap contracts	8.0	6.5	—
Income tax effects	(3.1)	(2.6)	—
	4.9	3.5	(3.8)
Foreign currency translation	(1.1)	3.4	(3.4)
Minimum pension liability	19.2	14.6	(97.7)
Income tax effects	(7.6)	(5.8)	38.6
Other	0.6	—	—
	12.2	8.8	(59.1)

Comprehensive loss	$(22.1)	$(29.5)	$(1,063.0)

Net loss per share:
Basic	$(0.25)	$(0.29)	$(8.55)
Diluted	$(0.25)	$(0.29)	$(8.55)

Weighted average shares outstanding:
Basic	155.3	154.3	116.6
Diluted	155.3	154.3	116.6

Dividends declared per share	$0.07	$0.07	$0.07

The accompanying notes are an integral part of the consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total
	(in millions)
Balance at September 30, 2008	$1.2	$1,428.9	$(81.6)	$(19.6)	$1,328.9
Net loss	—	—	(996.7)	—	(996.7)
Sale of common stock in public offering	0.3	165.7	—	—	166.0
Dividends declared	—	(8.1)	—	—	(8.1)
Stock-based compensation	—	11.6	—	—	11.6
Stock issued under stock compensation plans	—	0.9	—	—	0.9
Derivative instruments	—	—	—	(3.8)	(3.8)
Foreign currency translation	—	—	—	(3.4)	(3.4)
Minimum pension liability	—	—	—	(59.1)	(59.1)
Balance at September 30, 2009	1.5	1,599.0	(1,078.3)	(85.9)	436.3
Net loss	—	—	(45.2)	—	(45.2)
Dividends declared	—	(10.8)	—	—	(10.8)
Stock-based compensation	—	8.3	—	—	8.3
Stock issued under stock compensation plans	—	1.0	—	—	1.0
Derivative instruments	—	—	—	3.5	3.5
Foreign currency translation	—	—	—	3.4	3.4
Minimum pension liability	—	—	—	8.8	8.8
Balance at September 30, 2010	1.5	1,597.5	(1,123.5)	(70.2)	405.3
Net loss	—	—	(38.1)	—	(38.1)
Dividends declared	—	(10.9)	—	—	(10.9)
Stock-based compensation	—	5.7	—	—	5.7
Stock issued under stock compensation plans	0.1	0.9	—	—	1.0
Derivative instruments	—	—	—	4.9	4.9
Foreign currency translation	—	—	—	(1.1)	(1.1)
Minimum pension liability	—	—	—	12.2	12.2
Balance at September 30, 2011	$1.6	$1,593.2	$(1,161.6)	$(54.2)	$379.0

The accompanying notes are an integral part of the consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended September 30,
	2011	2010	2009
	(in millions)
Operating activities:
Net loss	$(38.1)	$(45.2)	$(996.7)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	51.5	53.6	59.5
Amortization	30.1	31.0	30.7
Impairments and non-cash restructuring	—	4.4	1,009.4
Provision (benefit) for doubtful receivables	0.3	(0.6)	6.4
Loss on early extinguishment of debt, net	—	4.6	3.8
Stock-based compensation expense	5.5	8.3	11.6
Deferred income taxes	(22.2)	(21.1)	(57.8)
Gain on disposal of assets	(0.2)	(4.8)	(2.9)
Retirement plans	3.6	8.1	5.2
Interest rate swap contracts	8.0	6.5	—
Other, net	4.6	1.0	2.9
Changes in assets and liabilities, net of acquisitions:
Receivables	(18.4)	1.6	68.8
Inventories	29.3	54.3	109.8
Other current assets and other noncurrent assets	5.0	31.1	(32.9)
Accounts payable and other liabilities	(18.9)	(69.8)	(87.3)
Net cash provided by operating activities	40.1	63.0	130.5
Investing activities:
Capital expenditures	(31.5)	(32.8)	(39.7)
Acquisitions	(9.2)	—	(8.7)
Proceeds from sales of assets	1.4	56.4	5.5
Net cash provided by (used in) investing activities	(39.3)	23.6	(42.9)
Financing activities:
Increase (decrease) in outstanding checks	1.7	1.7	(4.3)
Debt borrowings	0.7	270.5	539.4
Debt paid or repurchased	(15.0)	(318.5)	(893.1)
Common stock issued	1.0	1.0	166.9
Payment of deferred financing fees	(0.4)	(9.8)	(10.1)
Dividends paid	(10.9)	(10.8)	(8.1)
Net cash used in financing activities	(22.9)	(65.9)	(209.3)
Effect of currency exchange rate changes on cash	(0.4)	1.5	(0.7)
Net change in cash and cash equivalents	(22.5)	22.2	(122.4)
Cash and cash equivalents at beginning of year	83.7	61.5	183.9
Cash and cash equivalents at end of year	$61.2	$83.7	$61.5

The accompanying notes are an integral part of the consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization
Mueller Water Products, Inc., a Delaware corporation, together with its consolidated subsidiaries, operates in three business segments: Mueller Co., US Pipe and Anvil. Mueller Co. manufactures valves for water and gas systems, including butterfly, iron gate, tapping, check, plug and ball valves, as well as dry-barrel and wet-barrel fire hydrants and a broad range of metering, leak detection and pipe condition assessment products for the water infrastructure industry. US Pipe manufactures a broad line of ductile iron pipe, joint restraint products, fittings and other products. Anvil manufactures and sources a broad range of products including a variety of fittings, couplings, hangers, nipples and related products. The “Company,” “we,” “us” or “our” refer to Mueller Water Products, Inc. and its subsidiaries or their management. With regard to the Company's segments, “we,” “us” or “our” may also refer to the segment being discussed or its management.
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
Revenue Recognition-Revenue is recognized when delivery of products has occurred or services have been rendered and there is persuasive evidence of a sales arrangement, selling prices are fixed or determinable and collectibility is reasonably assured. Revenue, is reported net of estimated discounts, returns and rebates ("net sales").
Shipping and Handling-Costs to ship products to customers are included in cost of sales. Amounts billed to customers, if any, to cover shipping and handling costs are included in net sales.
Stock-based Compensation-Compensation expense for stock-based awards granted to employees and directors is based on the fair value at the grant dates. Stock-based compensation expense is a component of selling, general and administrative expenses.
Cash and Cash Equivalents-All highly liquid investments with remaining maturities of 90 days or less when purchased are classified as cash equivalents. Where there is no right of offset against cash balances, outstanding checks are included in accounts payable. At September 30, 2011 and 2010, checks issued but not yet presented to the banks for payment were $5.3 million and $3.6 million, respectively, and were included in accounts payable.
Receivables-Receivables relate primarily to amounts due from customers. To reduce credit risk, credit investigations are generally performed prior to accepting orders from new customers and, when necessary, letters of credit, bonds or other instruments are required to ensure payment.
The estimated allowance for doubtful receivables is based upon judgments and estimates of expected losses and specific identification of problem accounts. Significantly weaker than anticipated industry or economic conditions could impact customers' ability to pay such that actual losses may be greater than the amounts provided for in this allowance. The periodic evaluation of the adequacy of the allowance for doubtful receivables is based on an analysis of prior collection experience, specific customer creditworthiness and current economic trends within the industries served. In circumstances where we expect a specific customer's inability to meet its financial obligations (e.g., bankruptcy filings or substantial downgrading of credit ratings), we record a specific allowance to reduce the receivable to the amount management reasonably believes will be collected.

The following table summarizes information concerning our allowance for doubtful receivables.

	2011	2010	2009
	(in millions)
Balance at beginning of year	$6.5	$4.7	$6.7
Provision charged (credited) to expense	0.3	(0.6)	6.4
Balances written off, net of recoveries	(0.8)	(1.2)	(8.4)
Reclassifications	—	3.5	—
Other	—	0.1	—
Balance at end of year	$6.0	$6.5	$4.7
Inventories-Inventories are recorded at the lower of first-in, first-out method cost or market value. We evaluate our inventory in terms of excess and obsolete exposures. This evaluation includes such factors as anticipated usage, inventory turnover, inventory levels and ultimate product sales value. Inventory cost includes an overhead component that is affected by levels of production and actual costs incurred. Management periodically evaluates the effects of production levels and costs capitalized as part of inventory.
The following table summarizes information concerning our reserves for excess and obsolete inventories and to reduce inventory balances to the lower of cost or market.

	2011	2010	2009
	(in millions)
Balance at beginning of year	$24.9	$27.5	$27.6
Provision charged to expense	1.9	2.4	5.3
Amounts written off	(3.9)	(4.9)	(4.7)
Other	(0.4)	(0.1)	(0.7)
Balance at end of year	$22.5	$24.9	$27.5
Prepaid Expenses-Prepaid expenses include maintenance supplies and tooling costs. Costs for perishable tools and maintenance items are expensed when put into service. Costs for more durable items are amortized over their estimated useful lives, ranging from 3 to 10 years.
Property, Plant and Equipment-Property, plant and equipment is recorded at cost, less accumulated depreciation and amortization. Depreciation is generally recorded using the straight-line method over the estimated useful lives of the assets. Estimated useful lives are 10 to 20 years for land improvements, 10 to 40 years for buildings and 3 to 15 years for machinery and equipment. Leasehold improvements and capitalized leases are amortized using the straight-line method over the lesser of the useful life of the asset or the remaining lease term. Gains and losses upon disposition are reflected in operating results in the period of disposition.
Direct internal and external costs to implement computer systems and software are capitalized. Capitalized costs are depreciated over the estimated useful life of the system or software, generally 3 to 5 years, beginning when site installation or module development is complete and ready for use.
Liabilities are recognized at fair value for asset retirement obligations related to plant and landfill closures in the period in which they are incurred and the carrying amounts of the related long-lived assets are correspondingly increased. Over time, the liabilities are accreted to their estimated future values. At September 30, 2011 and 2010, asset retirement obligations were $3.4 million and $3.3 million, respectively.

Accounting for the Impairment of Long-Lived Assets- Management tests intangible assets that have an indefinite life for impairment annually (or more frequently if events or circumstances indicate possible impairment). We perform our annual impairment testing at September 1. Finite-lived intangible assets are amortized over their respective estimated useful lives and reviewed for impairment if events or circumstances indicate possible impairment.
US Pipe's recent financial performance and our exploration of strategic alternatives for our US Pipe business indicated a possible impairment of US Pipe's property, plant, and equipment. We evaluated these assets for impairment on a “held and used” basis, using management's best estimate of probability-weighted undiscounted future cash flows of various alternatives, and concluded no impairment had occurred at September 30, 2011. Our estimates and the application of "held and used" accounting that led to this conclusion may change in the future, which could lead to a different conclusion.
Management tests goodwill for possible impairment by first determining the fair value of the related reporting unit and comparing this value to the recorded net assets of the reporting unit, including goodwill. Fair value is determined using a combination of a discounted cash flow model and stock market comparable valuations for a peer group of companies. Significant judgments and estimates must be made when estimating future cash flows, determining the appropriate discount rate and identifying appropriate comparable companies. In 2009, we reported goodwill impairment charges of $59.5 million for US Pipe, $717.3 million for Mueller Co. and $92.7 million for Anvil. In performing these analyses, we relied upon both Level 2 data (publicly observable data such as market interest rates, our stock price, the stock prices of peer companies and the capital structures of peer companies) and Level 3 data (internal data such as our operating and cash flow projections).
In conjunction with the testing of goodwill for impairment, we also compared the estimated fair values of our identified other intangible assets to their respective carrying values and determined that the carrying amount of trade names at Mueller Co. had been impaired. In 2009, we recorded an impairment charge against these assets of $101.4 million. In performing this analysis, we relied upon both Level 2 data, most notably market interest rates and operating margins of peer companies, and Level 3 data, including our projections of Mueller Co. net sales and operating margins. Mueller Co.'s trade names have a remaining carrying value of $263.7 million at September 30, 2011.
Workers Compensation-Our exposure to workers compensation claims is generally limited to $1 million per incident. Liabilities, including those related to claims incurred but not reported, are recorded principally using annual valuations based on discounted future expected payments and using historical data combined with insurance industry data when historical data is limited. We are indemnified by a predecessor to Tyco International Ltd. for all Mueller Co. and Anvil workers compensation liabilities related to incidents that occurred prior to August 16, 1999. See Note 19. On an undiscounted basis, workers compensation liabilities were $25.4 million and $24.6 million at September 30, 2011 and 2010, respectively. On a discounted basis, workers compensation liabilities were $22.4 million and $22.1 million at September 30, 2011 and 2010, respectively.
We apply a discount rate at a risk-free interest rate, generally a U.S. Treasury bill rate, for each policy period. The rate used is one with a duration that corresponds to the weighted average expected payout period for each policy period. Once a discount rate is applied to a policy period, it remains the discount rate for that policy period until all claims are paid.
Warranty Costs-We accrue for warranty expenses that can include customer costs of repair and/or replacement, including labor, materials, equipment, freight and reasonable overhead costs. We accrue for the estimated cost of product warranties at the time of sale if such costs are determined to be reasonably estimable at that time. Warranty cost estimates are revised throughout applicable warranty periods as better information regarding warranty costs becomes available.
Activity in accrued warranty, reported as part of other current liabilities, is presented below.

	2011	2010	2009
	(in millions)
Balance at beginning of year	$4.5	$4.0	$6.5
Warranty expense	4.1	4.2	4.7
Warranty payments	(5.2)	(3.7)	(7.2)
Balance at end of year	$3.4	$4.5	$4.0
Deferred Financing Fees-Costs of debt financing are charged to expense over the life of the related financing agreements, which range from 5 to 10 years. Remaining costs and the future period over which they would be charged to expense are reassessed when amendments to the related financing agreements or prepayments occur.

Derivative Instruments and Hedging Activities-Changes in the fair value of derivative instruments that are accounted for as effective hedges are recorded to accumulated other comprehensive loss and changes in the fair value of derivative instruments that are not accounted for as effective hedges are recorded to operating results as incurred. Gains and losses on derivative instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in earnings.
Income Taxes-Deferred tax liabilities and deferred tax assets are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Such liabilities and assets are determined based on the differences between the financial statement basis and the tax basis of assets and liabilities, using tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is provided if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.
We only record tax benefits for positions that management believes are more likely than not of being sustained under audit based solely on the technical merits of the associated tax position. The amount of tax benefit recognized for any position that meets the more likely than not threshold is the largest amount of the tax benefit that we believe is greater than 50% likely of being realized.
Environmental Expenditures-We capitalize environmental expenditures that increase the life or efficiency of noncurrent assets or that reduce or prevent environmental contamination. We accrue for environmental expenses resulting from existing conditions that relate to past operations when the costs are probable and reasonably estimable. We are indemnified by Tyco for certain environmental liabilities that existed at August 16, 1999. See Note 19.
Research and Development-Research and development costs are expensed as incurred.
Advertising-Advertising costs are expensed as incurred.
Translation of Foreign Currency-Assets and liabilities of our businesses whose functional currency is other than the U.S. dollar are translated into U.S. dollars using currency exchange rates at the balance sheet date. Revenues and expenses are translated at average currency exchange rates during the period. Foreign currency translation gains and losses are reported as a component of accumulated other comprehensive loss. Gains and losses resulting from foreign currency transactions are included in operating results as incurred.

Note 3.	Identifiable Intangible Assets
Identifiable intangible assets are presented below.

	September 30,
	2011	2010
	(in millions)
Cost:
Finite-lived intangible assets:
Technology	$79.3	$71.6
Customer relationships and other	409.3	409.1
Indefinite-lived intangible assets:
Trade names and trademarks	301.0	300.3
	789.6	781.0
Accumulated amortization:
Technology	45.5	37.9
Customer relationships	133.2	110.7
	178.7	148.6
Net book value	$610.9	$632.4
At September 30, 2011, the remaining weighted-average amortization period for the finite-lived intangible assets was 11.0 years. Amortization expense related to finite-lived intangible assets was $30.1 million, $31.0 million and $30.7 million for 2011, 2010 and 2009, respectively. Amortization expense for each of the next five years is scheduled to be $30.3 million in 2012, $30.4 million in 2013, $29.1 million in 2014, $28.1 million in 2015 and $22.9 million in 2016.
In August 2011, we acquired certain intangible technology assets of $0.9 million with an estimated useful life of 9.2 years.

Note 4.	Acquisition and Goodwill
On December 14, 2010, we acquired Echologics Engineering Inc., a water leak detection and pipe condition assessment company headquartered in Toronto, Canada, for $7.9 million in cash, which includes $1.5 million placed in escrow related to seller indemnifications to be settled by July 2012. We have included the operating results of the business in Mueller Co. effective December 14, 2010. The preliminary fair values of the related assets and liabilities are presented below, in millions.

Assets Acquired:
Receivables	$0.3
Inventories	0.1
Other current assets	0.2
Property, plant, and equipment	0.1
Identifiable intangible assets	7.3
Liabilities:
Accounts payable and other current liabilities	(0.2)
Deferred income taxes	(0.4)
Goodwill	0.5
$7.9
Identifiable intangible assets consist of trade names and trademarks of $0.6 million that have indefinite useful lives and technology of $6.7 million that has an estimated useful life of 15 years.
Goodwill is included in other noncurrent assets at September 30, 2011. The change in the carrying amount of goodwill in 2011 is presented below.

	Mueller Co.		US Pipe	Anvil	Total
	(in millions)
Balances at September 30, 2010:
Gross goodwill	$717.3		$59.5	$92.7	$869.5
Accumulated impairment	(717.3)		(59.5)	(92.7)	(869.5)
	—		—	—	—
Acquisition	0.5	—	—	—	0.5
Balances at September 30, 2011:
Gross goodwill	717.8		59.5	92.7	870.0
Accumulated impairment	(717.3)		(59.5)	(92.7)	(869.5)
	$0.5		$—	$—	$0.5

Note 5.	Divestitures
Anvil sold certain assets of Picoma, its former electrical fittings business, in November 2009 in exchange for cash and certain assets of Seminole Tubular Company that complement Anvil's existing mechanical pipe nipple business. A pre-tax gain of $1.6 million was recorded during 2010 to selling, general and administrative expenses in connection with this transaction. The book values of the assets sold and the fair values of Seminole assets acquired are presented below, in millions.

Assets sold:
Receivables	$5.0
Inventories	4.4
Other current assets	0.3
Property, plant, and equipment	2.5
Identifiable intangible assets	1.3
$13.5
Severance liability incurred	$0.6

Assets acquired:
Cash	$12.3
Receivables	1.6
Inventories	1.3
Identifiable intangible assets	0.5
$15.7
In January 2010, Anvil sold its Canadian wholesale distribution business for $40.3 million, including post-closing adjustments, and recorded a pre-tax gain of $2.8 million to selling, general and administrative expenses. Anvil also entered into a 3½ year supply agreement with the buyer requiring the buyer to purchase at least a specified amount of products from Anvil at market rates. The book values of these assets sold during 2010 are presented below, in millions.

Receivables	$15.8
Inventories	23.3
Prepaid expenses and other current assets	0.3
Property, plant, and equipment, net	4.9
Identifiable intangible assets	0.6
Accounts payable and accrued liabilities	(7.4)
$37.5

Note 6.	Restructuring Activities
Activity in accrued restructuring is presented below.

	2011	2010	2009
	(in millions)
Balance at beginning of year	$0.8	$3.4	$0.9
Additions	6.2	8.7	9.3
Payments and other	(5.6)	(11.3)	(6.8)
Balance at end of year	$1.4	$0.8	$3.4
In September 2011, we flattened our corporate organizational structure and recorded a restructuring charge of $1.0 million for employee-related charges.
In 2010 we closed US Pipe's manufacturing facility in North Birmingham, Alabama and recorded restructuring charges of $3.9 million and $12.0 million during 2011 and 2010, respectively. These restructuring charges in 2011 were primarily for site demolition and cleanup costs and in 2010 consisted of $4.4 million of asset impairment charges and $7.6 million of employee-related and other charges.

We experienced significant declines in the demand for our products in 2009, resulting in most of our manufacturing facilities operating significantly below their optimal capacities. We responded by reducing headcount, reducing operating hours and reducing overall spending activities. During 2009, we suspended production throughout the Company for varying time periods; consolidated facilities; implemented temporary compensation reductions, furloughs and reduced work weeks for certain employees and directors and reduced headcount by approximately 700 people. Cash restructuring charges in 2009 were mostly severance related to headcount reductions. Also in 2009, we reduced production capacity at US Pipe's North Birmingham facility to reduce our fixed costs and recorded a $38.5 million non-cash restructuring charge, primarily for impairment of property, plant and equipment. These assets were written down to estimated scrap value.

Note 7.	Income Taxes
The components of loss before income taxes are presented below.

	2011	2010	2009
	(in millions)
U.S.	$(61.2)	$(76.4)	$(1,082.3)
Non-U.S.	2.3	7.8	(0.7)
Loss before income taxes	$(58.9)	$(68.6)	$(1,083.0)
Income tax benefit is presented below.

	2011	2010	2009
	(in millions)
Current:
U.S. federal	$2.4	$(3.7)	$(27.3)
U.S. state and local	(0.8)	(1.2)	(0.8)
Non-U.S.	(0.2)	2.6	(0.4)
	1.4	(2.3)	(28.5)
Deferred:
U.S. federal	(19.5)	(15.3)	(42.3)
U.S. state and local	(2.6)	(5.7)	(15.7)
Non-U.S.	(0.1)	(0.1)	0.2
	(22.2)	(21.1)	(57.8)
Income tax benefit	$(20.8)	$(23.4)	$(86.3)

The reconciliation between the U.S. federal statutory income tax rate and the effective tax rate is presented below.

	2011	2010	2009
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
Adjustments to reconcile to the effective tax rate:
Nondeductible goodwill impairment	—	—	(27.7)
State income taxes, net of federal benefit	3.8	6.7	0.9
Nondeductible compensation	(2.2)	(2.0)	(0.1)
U.S. manufacturing deduction	—	(0.7)	—
Foreign income taxes	(0.3)	(0.2)	—
Repatriation of foreign earnings	—	(2.9)	—
Other nondeductible expenses	(1.1)	(1.0)	—
Other	0.1	(0.8)	(0.1)
Effective tax rate	35.3%	34.1%	8.0%
Deferred income tax assets (liabilities) are presented below.

	September 30,
	2011	2010
	(in millions)
Deferred income tax assets:
Receivable reserves	$1.0	$1.1
Inventory reserves	14.6	13.7
Accrued expenses	18.6	21.6
Pension and other postretirement benefits	17.5	33.8
Stock compensation	7.2	7.6
State net operating losses	13.2	11.6
Federal net operating losses and credit carryovers	40.4	22.0
All other	1.9	2.7
	114.4	114.1
Valuation allowance	(1.3)	(1.4)
Total deferred income tax assets	113.1	112.7
Deferred income tax liabilities:
Identifiable intangible assets	(213.6)	(220.6)
Property, plant and equipment	(25.0)	(27.3)
Total deferred income tax liabilities	(238.6)	(247.9)
Net deferred income tax liabilities	$(125.5)	$(135.2)
A valuation allowance is provided on deferred tax assets at September 30, 2011 since management believes it is more likely than not that a portion of our deferred tax assets will not be realized. The valuation allowance at September 30, 2011 consists of $1.1 million related to limitation on deductibility of executive compensation provided in Internal Revenue Code Section 162(m) and $0.2 million related to the expiration of certain state net operating losses that are subject to short carryover lives or other restrictions on utilization. Management believes that it will be able to recover all other deferred tax assets through taxable earnings from operations.

Activity in the valuation allowance for deferred tax assets is described below.

	2011	2010
	(in millions)
Balance at beginning of year	$1.4	$1.3
Additions	0.5	0.4
Deductions applied to restricted shares vested	(0.6)	(0.3)
Balance at end of year	$1.3	$1.4
We have gross state net operating loss carryforwards of $285.1 million expiring beginning 2012. A portion of these loss carryforwards are subject to various computational limitations in certain jurisdictions . Gross state net operating loss carryforwards of $284.4 million expire after 2012. Management believes that these gross net operating loss carryforwards, other than approximately $5.5 million for which a full valuation allowance is provided above, will be utilized before they expire.
The cumulative amount of undistributed earnings of foreign subsidiaries for which United States income taxes have not been provided was $52.1 million at September 30, 2011. It is not currently practical to estimate the amount of unrecognized United States income taxes that might be payable on the repatriation of these earnings.
A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits is presented below.

	2011	2010
	(in millions)
Balance at beginning of year	$10.6	$16.2
Increases related to prior year positions	0.6	0.1
Decreases related to prior year positions	(0.6)	(2.8)
Decreases due to lapse in statute of limitations	(2.7)	(0.5)
Increases related to current year positions	—	0.2
Payments and settlements	(0.1)	(2.6)
Balance at end of year	$7.8	$10.6
All unrecognized tax benefits would, if recognized, impact the effective tax rate.
We expect to settle certain state and foreign tax audits within the next 12 months and believe it is reasonably possible that these audit settlements will reduce the gross unrecognized tax benefits by $1.9 million within the next 12 months.
We recognize interest related to uncertain tax positions as interest expense and would recognize any penalties that may be incurred as a component of selling, general and administrative expenses. At September 30, 2011 and 2010, we had $1.8 million and $2.0 million, respectively of accrued interest related to unrecognized tax benefits.
The federal income tax returns for Mueller Co. and Anvil are closed for years prior to 2005. US Pipe is subject to statute extension agreements that may be applicable to Walter Energy. See Note 19.
During 2011, the Internal Revenue Service ("IRS") audited the Company's income tax returns filed for 2010, 2009, 2008 and 2007. Based on the preliminary report, the IRS audit resulted in no additional tax liability. In addition, the Company's subsidiary in China resolved an audit of its 2005 through 2008 tax years, which resulted in a nominal amount of additional tax due.
Our state income tax returns are generally closed for years prior to 2006. Our Canadian income tax returns are generally closed for years prior to 2004. We are currently under audit by several states at various levels of completion. We do not have any material unpaid assessments.

Note 8.	Borrowing Arrangements
The components of our long-term debt are presented below.

	September 30,
	2011	2010
	(in millions)
ABL Agreement	$34.0	$49.0
8.75% Senior Unsecured Notes	221.7	221.4
7.375% Senior Subordinated Notes	420.0	420.0
Other	2.6	1.8
	678.3	692.2
Less current portion	(0.9)	(0.7)
Long-term debt	$677.4	$691.5

ABL Agreement. At September 30, 2011, our asset based lending agreement (the “ABL Agreement”) consisted of a revolving credit facility for up to $275 million of revolving credit borrowings, swing line loans and letters of credit. The ABL Agreement also permits us to increase the size of the credit facility by an additional $150 million in certain circumstances subject to adequate borrowing base availability. We may borrow up to $25 million through swing line loans and may have up to $60 million of letters of credit outstanding. We estimate the fair value of the borrowings under the ABL Agreement approximates the carrying value.
Borrowings under the ABL Agreement bear interest at a floating rate equal to LIBOR plus a margin ranging from 275 to 325 basis points, or a base rate, as defined in the ABL Agreement, plus a margin ranging from 175 to 225 basis points. At September 30, 2011, the applicable rate was LIBOR plus 300 basis points and the weighted-average effective interest rate was 3.24%, including the margin.
The ABL Agreement terminates in August 2015. We pay a commitment fee of 50 basis points for any unused borrowing capacity and our obligations are secured by a first-priority perfected lien on all of our U.S. inventory, accounts receivable, certain cash and other supporting obligations. Borrowings are not subject to any financial maintenance covenants unless excess availability is less than the greater of $34 million and 12.5% of the aggregate commitments under the ABL Agreement. Excess availability at September 30, 2011, as reduced by outstanding borrowings, outstanding letters of credit and accrued fees and expenses of $38.9 million, was $165.2 million. At September 30, 2011, our additional borrowing capacity was $130.8 million.
8.75% Senior Unsecured Notes. The 8.75% Senior Unsecured Notes (the “Senior Unsecured Notes”) mature in September 2020 and bear interest at 8.75%, paid semi-annually. Based on quoted market prices, the outstanding Senior Unsecured Notes had a fair value of $222.8 million at September 30, 2011.
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
The indenture securing the Senior Unsecured Notes contains customary covenants and events of default, including covenants that limit our ability to incur debt, pay dividends and make investments. Substantially all of our U.S. subsidiaries guarantee the Senior Unsecured Notes. We believe we were compliant with these covenants at September 30, 2011 and expect to remain in compliance through September 30, 2012.
7.375% Senior Subordinated Notes. The 7.375% Senior Subordinated Notes (the “Senior Subordinated Notes”) mature in June 2017 and bear interest at 7.375%, paid semi-annually. Based on quoted market prices, the outstanding Senior Subordinated Notes had a fair value of $327.6 million at September 30, 2011.

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
The indenture securing the Senior Subordinated Notes contains customary covenants and events of default, including covenants that limit our ability to incur debt, pay dividends and make investments. Substantially all of our U.S. subsidiaries guarantee the Senior Subordinated Notes. We believe we were compliant with these covenants at September 30, 2011 and expect to remain in compliance through September 30, 2012.
Future maturities of outstanding borrowings at September 30, 2011 for each of the following years are $0.9 million for 2012, $0.7 million for 2013, $0.8 million for 2014, $34.2 million for 2015, zero for 2016 and $641.7 million after 2016.

Note 9.	Derivative Financial Instruments
Our ongoing business operations expose us to commodity price risk, which we manage to some extent using derivative instruments. We enter into natural gas swap contracts to manage the price risk associated with future purchases of natural gas used in certain of our manufacturing processes. We have used interest rate swap contracts to manage interest rate risk associated with our variable-rate borrowings and foreign currency forward exchange contracts to manage foreign currency exchange risk associated with our Canadian operations. During 2010, we terminated all of our remaining interest rate swap contracts and settled our only outstanding foreign currency forward contract. No new interest rate or foreign currency contracts were initiated during 2011.
We designated our natural gas swap contracts and interest rate swap contracts as cash flow hedges of our purchases of natural gas and future interest payments, respectively. As a result, to the extent the hedges are effective, the changes in the fair value of these contracts prior to settlement are reported as a component of other comprehensive loss and reclassified into earnings in the periods during which the hedged transactions affect earnings. Gains and losses on those contracts representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in earnings as they occur.
Natural Gas Swap Contracts. Our natural gas swap contracts result in a fixed natural gas purchase price ranging from $3.73 to $4.35 per MMBtu through September 2012. Our outstanding natural gas swap contracts at September 30, 2011 and 2010 are presented below.

	September 30,
Rate benchmark	2011	2010
	(MMBtu)
NYMEX natural gas	406,000	458,000
The effects of our natural gas swap contracts on the consolidated statements of operations are presented below, net of tax.

	2011	2010	2009
	(in millions)
Gain (loss) recognized in other comprehensive loss	$—	$—	$0.7
Gain (loss) reclassified from accumulated other comprehensive loss into income	0.1	0.2	(2.2)
Ineffectiveness loss recognized in cost of sales	(0.2)	(0.5)	(0.3)
Interest Rate Swap Contracts. In 2011, we recorded pre-tax expense of $8.0 million related to terminated interest rate swap contracts. During 2010, we recorded a non-cash net credit to interest expense and a pre-tax debit to accumulated other comprehensive loss of $4.7 million related to interest rate swap contracts that had been terminated in September 2009. The unamortized portion remaining in accumulated other comprehensive loss was $3.0 million, net of tax, at September 30, 2011, and the pre-tax component is scheduled to be amortized to interest expense through May 2012.

The effects of our interest rate swap contracts on the consolidated statements of operations are presented below, net of tax.

	2011	2010	2009
	(in millions)
Loss recognized in other comprehensive loss	$—	$(0.4)	$(4.5)
Loss reclassified from accumulated other comprehensive loss into income	(4.9)	(8.1)	(10.4)
Ineffectiveness loss recognized in interest expense	—	(0.7)	—
Foreign Currency Forward Contracts. We settled our only outstanding foreign currency forward contract during 2010 with a cash payment of $1.7 million. Gains and losses on our foreign currency forward contract were included in selling, general, and administrative expenses, where they offset transaction losses and gains recorded in connection with an intercompany loan. The effects of our foreign currency forward contract on the condensed consolidated statements of operations are presented below, net of tax.

	2011	2010	2009
	(in millions)
Loss recognized in income	$—	$(0.6)	$—
Our derivative contracts were recorded at fair value using publicly observable data such as market interest rates and market natural gas prices. The fair values of our derivative contracts are presented below (in millions).

		Fair Value
	Balance sheet location	September 30, 2011	September 30, 2010
Liability derivatives:
Derivatives designated as hedging instruments:
Natural gas swap contracts	Other noncurrent liabilities	$—	$0.1
		$—	$0.1

Note 10.	Deferred Financing Fees
Deferred financing fees of $13.4 million at September 30, 2011 are scheduled to amortize as follows: $4.0 million related to the ABL Agreement amortizes on a straight-line basis; $5.1 million related to the Senior Unsecured Notes amortizes using the effective-interest rate method; and $4.3 million related to the Senior Subordinated Notes amortizes using the effective-interest rate method. All such amortization is over the remaining term of the respective debt.

Note 11.	Retirement Plans
We have various pension and other retirement plans covering substantially all our employees (the “Pension Plans”). We fund the Pension Plans in accordance with their requirements and, where applicable, in amounts sufficient to satisfy the minimum funding requirements of applicable laws. The Pension Plans provide benefits based on years of service and compensation or at stated amounts for each year of service.
We also provide certain postretirement benefits other than pensions, primarily healthcare, to eligible retirees. Our postretirement benefit plans are funded as benefits are paid.
We froze the participation of new entrants into our pension and postretirement benefit plans in 2011 for all remaining U.S. employees. This amendment decreased our pension and postretirement benefit liabilities by $30.6 million and $1.8 million, respectively, and resulted in an after-tax decrease in accumulated other comprehensive loss of $19.7 million. We also recorded a pension plan curtailment expense of $0.7 million.
We closed US Pipe's North Birmingham facility in 2010 and recorded pension curtailment expense of $2.6 million and an other postretirement benefit plan curtailment gain of $1.8 million as restructuring charges. We also recorded $0.4 million settlement cost for the divestiture of Anvil's Canadian wholesale distribution business in 2010. See Note 5.
During 2009, shutdowns at manufacturing operations at US Pipe and Anvil resulted in a postretirement benefit curtailment gain of $1.1 million and a pension curtailment expense of $0.4 million, respectively. The curtailment expense at Anvil was included in restructuring charges in 2009.
The measurement date for all Pension Plans and other postretirement plans was September 30.
Information for pension plans with accumulated benefit obligations in excess of plan assets is presented below.

	September 30,
	2011	2010
	(in millions)
Projected benefit obligations	$377.3	$390.0
Accumulated benefit obligations	375.3	381.8
Fair value of plan assets	326.8	302.9
Information for pension plans with accumulated benefit obligations less than plan assets is presented below.

	September 30,
	2011	2010
	(in millions)
Projected benefit obligations	$4.0	$8.9
Accumulated benefit obligations	4.0	8.8
Fair value of plan assets	5.0	10.2

The components of net periodic benefit cost (gain) are presented below.

	Pension Plans			Other Benefit Plans
	2011	2010	2009	2011	2010	2009
	(in millions)
Service cost	$2.5	$3.6	$3.8	$0.1	$0.1	$0.2
Interest cost	21.2	21.1	23.1	0.2	0.4	0.6
Expected return on plan assets	(23.4)	(21.7)	(21.6)	—	—	—
Amortization of prior service cost (gain)	0.6	0.7	0.8	(2.5)	(2.5)	(3.3)
Amortization of net loss (gain)	5.9	8.8	3.3	(1.7)	(1.1)	(1.6)
Curtailment / special settlement loss (gain)	0.7	3.0	0.4	—	(1.8)	(1.1)
Other	—	—	0.1	—	—	—
Net periodic benefit cost (gain)	$7.5	$15.5	$9.9	$(3.9)	$(4.9)	$(5.2)

Amounts recognized for our Pension Plans and other postretirement benefit plans are presented below.

	Pension Plans		Other plans
	2011	2010	2011	2010
	(in millions)
Projected benefit obligations:
Beginning of year	$398.9	$395.7	$6.7	$6.9
Service cost	2.5	3.6	0.1	0.1
Interest cost	21.2	21.1	0.3	0.4
Actuarial loss (gain)	(12.4)	2.4	(1.0)	—
Benefits paid	(24.2)	(24.1)	(0.5)	(0.4)
Currency translation	(0.1)	0.6	—	—
Decrease in obligation due to curtailment	(4.6)	(0.4)	(1.9)	(0.3)
End of year	$381.3	$398.9	$3.7	$6.7
Accumulated benefit obligations at end of year	$379.3	$390.6	$3.7	$6.7
Plan assets:
Beginning of year	$313.1	$283.1	$—	$—
Actual return on plan assets	19.6	32.5	—	—
Employer contributions	23.3	23.0	0.5	0.4
Currency translation	—	0.7	—	—
Benefits paid	(24.2)	(24.1)	(0.5)	(0.4)
Settlement payments	—	(2.1)	—	—
End of year	$331.8	$313.1	$—	$—
Accrued benefit cost at end of year:
Unfunded status	$(49.5)	$(85.8)	$(3.7)	$(6.7)
Recognized on balance sheet:
Other noncurrent assets	$1.0	$1.4	$—	$—
Other current liabilities	(0.3)	—	(0.5)	(0.7)
Other noncurrent liabilities	(50.2)	(87.2)	(3.2)	(6.0)
	$(49.5)	$(85.8)	$(3.7)	$(6.7)
Recognized in accumulated other comprehensive loss, before tax:
Prior year service cost (gain)	$0.7	$1.9	$(3.8)	$(4.4)
Net actuarial loss (gain)	108.2	127.5	(13.4)	(14.2)
	$108.9	$129.4	$(17.2)	$(18.6)
Pension and other postretirement benefits activity in accumulated other comprehensive loss, before tax, in 2011 is presented below.

	Pension benefits	Other post- retirement benefits
	(in millions)
Balance at beginning of year	$129.4	$(18.6)
Amounts reclassified as amortization of net periodic cost:
Gain (loss) amortization	(10.6)	1.7
Prior year service gain (loss) amortization and curtailment	(1.3)	0.7
Gain during the year	(8.7)	(1.0)
Other	$0.1	$—
Balance at end of year	$108.9	$(17.2)

The components of accumulated other comprehensive loss related to pension and other postretirement benefits that management expects to be amortized into net periodic benefit cost in 2012 are presented below.

	Pension benefits	Other post- retirement benefits
	(in millions)
Amortization of unrecognized prior year service cost (credit)	$0.5	$(2.5)
Amortization of unrecognized gain (loss)	6.5	(2.0)
	$7.0	$(4.5)
The discount rates for determining the present value of pension and other postretirement liabilities were selected using a “bond settlement” approach, which constructs a hypothetical bond portfolio that could be purchased such that the coupon payments and maturity values could be used to satisfy the projected benefit payments.  The discount rate is the equivalent rate that results in the present value of the projected benefit payments equaling the market value of this bond portfolio. Only high quality (AA graded or higher), non-callable corporate bonds are included in this bond portfolio.  We rely on the Pension Plans' actuaries to assist in the development of the discount rate model.
Separate discount rates were selected for different plans due to differences in the timing of projected benefit payments. The discount rate model for the plan covering participants in the United States reflected yields available on investments in the United States, while plans covering participants in Canada reflected yields available on investments in Canada.
Management's expected returns on plan assets and assumed healthcare cost trend rates were determined with the assistance of the Pension Plans' actuaries and investment consultants. Expected returns on plan assets were developed using forward looking returns over a time horizon of 10 to 15 years for major asset classes along with projected risk and historical correlations.

A summary of key assumptions for our pension and other postretirement benefit plans is below.

	Plan measurement date
	Pension Plans			Other plans
	2011	2010	2009	2011	2010	2009
US Pipe pension plan:
Weighted average used to determine benefit obligations:
Discount rate	5.69%	5.44%	5.45%
Rate of compensation increases	3.50%	3.50%	3.50%
Weighted average used to determine net periodic cost:
Discount rate	5.88%	5.45%	7.60%
Expected return on plan assets	7.50%	8.00%	8.25%
Rate of compensation increases	3.50%	3.50%	3.50%
Mueller Co. and Anvil pension plans:
Weighted average used to determine benefit obligations:
Discount rate	5.66%	5.44%	5.45%
Rate of compensation increases	3.50%	3.50%	3.50%
Weighted average used to determine net periodic cost:
Discount rate	5.88%	5.45%	7.43%
Expected return on plan assets	7.47%	7.88%	7.88%
Rate of compensation increases	3.50%	3.50%	3.50%
Healthcare plans:
Weighted average used to determine benefit obligations:
Discount rate				5.69%	5.44%	5.45%
Weighted average used to determine net periodic cost:
Discount rate				5.88%	5.45%	7.60%
Assumed healthcare cost trend rates:
Next year – pre-65				7.50%	7.90%	8.90%
Ultimate trend rate – pre-65				5.00%	4.90%	4.90%
Year ultimate trend rate achieved				2016	2016	2016

Assumed healthcare cost trend rates, discount rates, expected return on plan assets and salary increases have a significant effect on the amounts reported for the pension and healthcare plans. A one-percentage-point change in the trend rate for these assumptions would have the following effects (in millions):

	1 Percentage point increase	1 Percentage point decrease
	(in millions)
Pension Plans:
Discount rate:
Effect on pension service and interest cost components	$(0.2)	$0.3
Effect on pension benefit obligations	(36.9)	44.3
Effect on 2012 pension expense	(2.1)	2.4
Expected return on plan assets:
Effect on current year pension expense	(3.3)	3.3
Rate of compensation increase:
Effect on pension service and interest cost components	—	—
Effect on pension benefit obligations	0.7	(0.6)
Effect on 2012 pension expense	0.1	(0.1)
Other plans:
Discount rate:
Effect on postretirement service and interest cost components	—	—
Effect on postretirement benefit obligations	(0.2)	0.3
Effect on 2012 postretirement benefits expense	—	—
We maintain a single trust to hold the assets of the U.S. pension plan. This trust's strategic asset allocations, tactical range at September 30, 2011 and actual asset allocations at September 30, 2011, 2010 and 2009, respectively, are presented below.

			Actual asset allocations at
	Strategic	Tactical range	September 30,
	asset allocation		2011	2010	2009
Equity investments:
Large capitalization stocks	38%	19-57%
Small capitalization stocks	8%	4-12%
International stocks	14%	7-21%
	60%	50-70%	46%	58%	69%
Fixed income investments	40%	30-50%	53%	39%	26%
Cash	—%	0-5%	1%	3%	5%
	100%		100%	100%	100%
Assets of the Pension Plans are allocated to various investments to attain diversification and reasonable risk-adjusted returns while also managing our exposure to asset and liability volatility. These ranges are targets and deviations may occur from time to time due to market fluctuations. Portfolio assets are typically rebalanced to the allocation targets at least annually.
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

•
Bond fund investments are valued using the closing price reported in the active market in which the investment is traded or based on yields currently available on comparable securities of issuers with similar credit ratings.

•
Other investments are valued as determined by the trustees of the Pension Plans based on their net asset values and supported by the value of the underlying securities and by the unit prices of actual purchase and sale transactions occurring at or close to the financial statement date.

The assets of the Pension Plans at September 30, 2011 and 2010, by level within the fair value hierarchy, are presented below.

	September 30, 2011
	Level 1	Level 2	Level 3	Total
	(in millions)
Equity:
Large Cap Growth funds	$—	$7.5	$—	$7.5
Large Cap Value funds	—	7.3	—	7.3
S&P Midcap Index funds	—	2.2	—	2.2
Mutual funds	137.1	—	—	137.1
Total equity	137.1	17.0	—	154.1
Bond funds	—	172.7	—	172.7
Cash	0.2	3.3	—	3.5
Other	—	—	1.5	1.5
Total	$137.3	$193.0	$1.5	$331.8

	September 30, 2010
	Level 1	Level 2	Level 3	Total
	(in millions)
Equity:
Large Cap Growth funds	$—	$16.1	$—	$16.1
Large Cap Value funds	—	16.5	—	16.5
S&P Midcap Index funds	—	5.5	—	5.5
Mutual funds	145.5	—	—	145.5
Total equity	145.5	38.1	—	183.6
Bond funds	—	1.9	117.9	119.8
Cash	0.3	—	—	0.3
Other	—	—	9.4	9.4
Total	$145.8	$40.0	$127.3	$313.1
We refined how we classify our equity funds, bond funds and certain other investments in 2011. Most instruments classified as level 3 at September 30, 2010 were classified as level 2 at September 30, 2011. We concluded that the effects of certain unobservable inputs were not significant in establishing fair value in 2011.
A summary of changes in the fair value of Level 3 assets of the Pension Plans for 2011 is presented below.

	Bond Funds	Other	Total
	(in millions)
Balance at beginning of year	$117.9	$9.4	$127.3
Purchases, sales, issuances and settlements, net	—	(0.1)	(0.1)
Transfers to Level 2	(117.9)	(7.8)	(125.7)
Balance at end of year	$—	$1.5	$1.5

We currently estimate contributing between $20 million and $22 million to our Pension Plans during 2012. We also expect to contribute approximately $0.5 million to our other postretirement benefit plans during 2012. The estimated benefit payments, which reflect expected future service, as appropriate, are presented below.

	Pension benefits	Other post- retirement benefits before Medicare subsidy
	(in millions)
2012	$24.7	$0.5
2013	25.4	0.5
2014	25.7	0.4
2015	25.9	0.4
2016	26.2	0.3
2017-2021	136.6	1.3
Our U.S. plan comprises 97% of the total pension plan obligations at September 30, 2011.
Defined Contribution Retirement Plan-Certain U.S. employees participate in defined contribution 401(k) plans. We make matching contributions as a function of employee contributions. Matching contributions were $5.0 million, $3.9 million and $4.4 million during 2011, 2010 and 2009, respectively. Company matching contributions were suspended from April 2009 through December 2009.

Note 12.	Capital Stock
We completed a public offering of 37,122,000 shares of Series A common stock on September 23, 2009. Net proceeds from this offering were $166.0 million.
On January 28, 2009, each share of Series B common stock was converted into one share of Series A common stock. Holders of Series A common stock are entitled to one vote per share. Holders of Series B common stock were entitled to eight votes per share. Holders of Series A common stock and Series B common stock otherwise had identical ownership rights.
Series A common stock and Series B common stock share activity is presented below.

	Series A	Series B
Shares outstanding at September 30, 2008	29,528,763	85,844,920
Conversion	85,844,920	(85,844,920)
Employee stock purchase plan	302,691	—
Restricted stock units, net	992,513	—
Public offering	37,122,000	—
Shares outstanding at September 30, 2009	153,790,887	—
Stock options	26,346	—
Employee stock purchase plan	431,964	—
Restricted stock units, net	459,277	—
Shares outstanding at September 30, 2010	154,708,474	—
Stock options	7,327	—
Employee stock purchase plan	397,010	—
Restricted stock units, net	680,801	—
Shares outstanding at September 30, 2011	155,793,612	—

Note 13.	Stock-based Compensation Plans
The Mueller Water Products, Inc. 2006 Stock Incentive Plan (the “2006 Plan”) authorizes an aggregate of 16 million shares of Series A common stock that may be granted through the issuance of stock-based awards. Any awards cancelled are available for reissuance. Generally, all of our employees and members of our board of directors are eligible to participate in the 2006 Plan. At September 30, 2011, 5,468,464 shares of Series A common stock were available for future grants of awards under the 2006 Plan.
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
Stock awards granted since November 2007 also vest upon the participant accumulating the required number of points, which are a function of age and years of service.
Stock option activity under the 2006 Plan is summarized below.

	Shares	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value (millions)
Outstanding at September 30, 2008	1,950,785	$12.37	8.5	$0.4
Granted	1,542,284	5.60
Exercised	—	—		—
Cancelled	(89,073)	9.99
Outstanding at September 30, 2009	3,403,996	9.36	8.3	0.2
Granted	1,630,424	4.91
Exercised	(26,346)	4.45		0.1
Cancelled	(283,528)	8.84
Outstanding at September 30, 2010	4,724,546	7.89	7.9	—
Granted	1,516,316	3.57
Exercised	(7,327)	3.33		—
Cancelled	(608,402)	7.78
Outstanding at September 30, 2011	5,625,133	$6.74	7.5	$—

Exercisable at September 30, 2011	2,928,599	$8.99	6.5	$—

Expected to vest after September 30, 2011	2,602,636	$4.28	8.6	$—

The exercise prices for stock options outstanding at September 30, 2011 range from $2.90 to $20.56 per share.

Restricted stock and restricted stock unit activity under the 2006 Plan is summarized below.

	Shares	Weighted average grant date fair value per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value (millions)
Outstanding at September 30, 2008	1,995,924	$14.12	2.0	$17.9
Granted	834,794	6.10
Vested	(1,071,202)	15.07		4.2
Canceled	(45,025)	10.08
Outstanding at September 30, 2009	1,714,491	9.73	2.3	9.4
Granted	986,583	4.91
Vested	(513,505)	9.20		2.5
Canceled	(91,856)	8.00
Outstanding at September 30, 2010	2,095,713	7.66	1.9	6.3
Granted	990,139	3.63
Vested	(762,893)	7.02		2.7
Canceled	(257,193)	6.48
Outstanding at September 30, 2011	2,065,766	$6.11	1.6	$5.1

Expected to vest after September 30, 2011	1,970,566	$6.09	1.6	$4.9
Compensation expense attributed to stock awards is based on the fair value of the awards on the date granted. Compensation expense is recognized between the grant date and the vesting date on a straight-line basis for each tranche of each award. Fair values of stock option awards are determined using a Black-Scholes model. Fair values of restricted stock units are determined using the closing stock price. The weighted average grant-date fair values of stock options granted and the weighted average assumptions used to determine these fair values are indicated below.

	2011	2010	2009
Grant-date fair value	$1.25	$1.66	$2.07
Risk-free interest rate	2.26%	2.47%	2.21%
Dividend yield	1.57%	1.48%	0.74%
Expected life (years)	7.19	6.00	6.00
Expected annual volatility	0.3658	0.3692	0.3786
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
The number of instruments expected to vest is less than the number outstanding because management expects some instruments will be forfeited prior to vesting. Grants to members of our board of the directors are expected to vest fully. Based on historical forfeitures, we expect grants to others to be forfeited at an annual rate of 5.0%.
The Mueller Water Products, Inc. 2006 Employee Stock Purchase Plan (the “ESPP”) authorizes the sale of up to 4 million shares of our Series A common stock to employees. Employees may designate up to the lesser of $25,000 or 20% of their annual compensation for the purchase of stock. An employee's purchase during any three-month offering period is limited to 1,000 shares of Series A common stock. Any excess payroll withholdings are returned to the employee. The price for shares purchased under the ESPP is the lower of 85% of closing price on the first day or the last day of the offering period. Generally, all full-time, active employees are eligible to participate in the ESPP.

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

	2011	2010	2009
Grant-date fair value	$1.04	$1.27	$2.38
Risk-free interest rate	0.13%	0.20%	0.34%
Dividend yield	1.75%	1.61%	0.98%
Expected life (months)	3.00	3.00	3.00
Expected annual volatility	0.6084	0.7196	1.4774
The risk-free interest rate is based on the U.S. Treasury zero-coupon yield on the first day of the offering period with a term equal to the expected life. The dividend yield is based on our actual dividend rate and stock price history at the grant date. The expected volatility is deemed to be equal to the historical volatility over a period ending on the date of grant.
Under the ESPP, employees purchased 397,010 shares, 335,100 shares and 339,440 shares of our Series A common stock during 2011, 2010 and 2009, respectively. At September 30, 2011, 2,516,578 shares were available for issuance under the ESPP.
At September 30, 2011, there was approximately $3.8 million of unrecognized compensation expense related to stock awards not yet vested. We expect to recognize this expense over a weighted average life of approximately 1.28 years.
The effect of stock-based compensation on our statements of operations is presented below.

	2011	2010	2009
	(in millions, except per share data)
Decrease in income from operations	$5.5	$8.3	$11.6
Increase in net loss	3.6	5.2	7.2
Increase in basic net loss per share	0.02	0.03	0.06
Increase diluted net loss per share	0.02	0.03	0.06
We recorded    net losses for 2011, 2010 and 2009. The effect of including normally dilutive securities in the earnings per share calculation would have been antidilutive. Therefore, all stock-based compensation instruments were excluded from the calculation of diluted net loss per share for 2011, 2010 and 2009.

Note 14.	Supplemental Balance Sheet Information
Selected supplemental balance sheet information is presented below.

	September 30,
	2011	2010
	(in millions)
Inventories:
Purchased materials and manufactured parts	$72.5	$41.6
Work in process	37.4	77.0
Finished goods	127.8	149.8
	$237.7	$268.4
Other current assets:
Prepaid income taxes	$12.6	$12.2
Maintenance and repair tooling	30.3	30.9
Other	7.5	8.4
	$50.4	$51.5
Property, plant and equipment:
Land	$23.0	$22.8
Buildings	92.8	89.2
Machinery and equipment	554.9	540.7
Construction in progress	13.9	13.7
	684.6	666.4
Accumulated depreciation and amortization	(440.8)	(402.0)
	$243.8	$264.4
Other current liabilities:
Compensation and benefits	$33.9	$40.4
Customer rebates	15.0	13.4
Interest	13.0	12.3
Taxes other than income taxes	5.5	6.1
Warranty	3.4	4.5
Severance	1.5	0.3
Income taxes	1.9	4.0
Restructuring	1.4	0.8
Environmental	0.3	0.3
Other	10.4	7.7
	$86.3	$89.8

Note 15.	Supplemental Statement of Operations Information
Selected supplemental statement of operations information is presented below.

	2011	2010	2009
	(in millions)
Included in selling, general and administrative expenses:
Research and development	$10.1	$8.0	$6.9
Advertising	$4.4	$4.2	$5.1
Interest expense, net:
7.375% Senior Subordinated Notes	$31.0	$31.0	$31.0
8.75% Senior Unsecured Notes	20.0	2.0	—
2007 Credit Agreement, including swap contracts	8.0	28.8	43.9
ABL Agreement borrowings	1.9	0.2	—
Deferred financing fees amortization	2.3	2.9	2.2
Other interest expense	2.7	3.4	2.9
	65.9	68.3	80.0
Interest income	(0.3)	(0.3)	(1.7)
	$65.6	$68.0	$78.3

Note 16.	Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss is presented below.

	September 30,
	2011	2010
	(in millions)
Net unrecognized loss on derivatives	$(3.0)	$(7.9)
Foreign currency translation	6.3	7.4
Minimum pension liability	(57.5)	(69.7)
	$(54.2)	$(70.2)

Note 17.	Supplemental Cash Flow Information
The impact these transactions had on our consolidated balance sheets is presented below.

	2011	2010	2009
	(in millions)
Pension and other postretirement plans:
Decrease in other noncurrent assets	$(0.5)	$—	$—
Increase in other current liabilities	(0.3)	—	(0.1)
Decrease (increase) in other noncurrent liabilities	(8.8)	5.3	(58.7)
Decrease (increase) in accumulated other comprehensive loss	9.6	(5.3)	58.8
	$—	$—	$—
Uncertain income tax positions:
Increase in current assets	$—	$—	$1.0
Decrease in goodwill	—	—	(2.0)
Decrease in identifiable intangible assets	—	—	(1.5)
Decrease in other current liabilities	—	—	2.5
	$—	$—	$—
Cash paid (received), net:
Interest	$54.8	$77.5	$74.8
Income taxes	4.6	(29.2)	12.3

Note 18.	Segment Information
Our operations consist of three business segments: Mueller Co., US Pipe and Anvil. These segments are organized based on products sold and customers served and are consistent with how the segments are managed, how resources are allocated and how information is used by the chief operating decision maker. Mueller Co. manufactures valves for water and gas systems including butterfly, iron gate, tapping, check, plug and ball valves, dry-barrel and wet-barrel fire hydrants and a broad range of metering, leak detection, pipe condition assessment and other products and services for the water infrastructure industry. US Pipe manufactures a broad line of ductile iron pipe, joint restraint products, fittings and other products. Anvil manufactures and sources a broad range of products including a variety of fittings, couplings, hangers, nipples and related products.
Intersegment sales and transfers are made at selling prices generally intended to cover costs. The determination of segment results does not reflect allocations of certain corporate expenses not directly attributable to segment operations and intersegment sales and expenses, which are designated as Corporate. Interest, loss on early extinguishment of debt and income taxes are not allocated to business segments. Corporate expenses include those costs incurred by our corporate function, such as accounting, treasury, risk management, human resources, legal, tax and other administrative functions. Therefore, segment results are not reflective of their results on a stand-alone basis. Corporate assets principally consist of cash, income tax assets and deferred financing fees. Segment assets consist primarily of receivables, inventories, property, plant and equipment and identifiable intangible assets.

Summarized financial information for our segments is presented below.

	Mueller Co.	US Pipe	Anvil	Corporate	Total
	(in millions)
Net sales, excluding intercompany:
2011	$605.5	$374.6	$359.1	$—	$1,339.2
2010	612.8	377.8	346.9	—	1,337.5
2009	547.1	410.9	469.9	—	1,427.9
Intercompany sales:
2011	$8.7	$0.3	$0.1	$—	$9.1
2010	15.4	1.7	0.4	—	17.5
2009	18.6	2.2	0.5	—	21.3
Income (loss) from operations:
2011	$53.8	$(46.0)	$31.8	$(32.9)	$6.7
2010	81.0	(65.7)	22.1	(33.4)	4.0
2009	(770.6)	(142.4)	(53.4)	(34.5)	(1,000.9)
Depreciation and amortization:
2011	$47.7	$18.6	$14.5	$0.8	$81.6
2010	49.7	18.9	15.4	0.6	84.6
2009	50.9	21.1	17.6	0.6	90.2
Restructuring and impairment:
2011	$1.4	$3.9	$1.2	$1.0	$7.5
2010	0.1	12.5	0.5	—	13.1
2009	820.7	101.1	96.7	0.2	1,018.7
Capital expenditures:
2011	$14.8	$8.4	$7.5	$0.8	$31.5
2010	15.6	11.0	6.0	0.2	32.8
2009	16.2	11.2	11.9	0.4	39.7
Total assets:
September 30, 2011	$843.5	$252.4	$258.2	$130.9	$1,485.0
September 30, 2010	883.5	263.0	270.0	151.7	1,568.2
Identifiable intangible assets, net:
September 30, 2011	$534.5	$8.5	$67.9	$—	$610.9
September 30, 2010	551.6	9.5	71.3	—	632.4
Geographical area information is presented below.

	United States	Canada	Other	Total
	(in millions)
Net sales:
2011	$1,148.7	$151.1	$39.4	$1,339.2
2010	1,109.0	186.3	42.2	1,337.5
2009	1,184.1	215.8	28.0	1,427.9
Property, plant and equipment, net:
September 30, 2011	$234.6	$5.9	$3.3	$243.8
September 30, 2010	254.4	6.6	3.4	264.4

Sales to HDS IP Holding, LLC (“HD Supply”) comprised approximately 13%, 12% and 12% of our total gross sales during 2011, 2010, and 2009, respectively. In 2011, HD Supply accounted for 14%, 19% and 4% of gross sales for Mueller Co., US Pipe and Anvil, respectively. Receivables from HD Supply totaled $25.4 million and $30.2 million at September 30, 2011 and 2010, respectively.

Note 19.Commitments and Contingencies
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
In September 1987, US Pipe implemented an Administrative Consent Order (“ACO”) for its Burlington, New Jersey property, which was required under the New Jersey Environmental Cleanup Responsibility Act (now known as the Industrial Site Recovery Act). The ACO required soil and ground-water cleanup, and U.S. Pipe has completed, and received final approval on, the soil cleanup required by the ACO. US Pipe continues to address ground-water issues as well as issues associated with the demolition of its former manufacturing facilities at this site. Further remediation could be required. Long-term ground-water monitoring may also be required, but we do not know how long such monitoring will be required and do not believe monitoring or further remediation costs, if any, will have a material adverse effect on our financial condition or results of operations.
In June 2003, Solutia Inc. and Pharmacia Corporation (collectively “Solutia”) filed suit against US Pipe and a number of co-defendant foundry-related companies in the U.S. District Court for the Northern District of Alabama for contribution and cost recovery allegedly incurred and to be incurred by Solutia in performing remediation of polychlorinated biphenyls (“PCBs”) and heavy metals in Anniston, Alabama, pursuant to a partial consent decree with the EPA. US Pipe and certain co-defendants subsequently reached a settlement with the EPA concerning their liability for certain contamination in and around Anniston, which was memorialized in an Administrative Agreement and Order on Consent (“AOC”) that became effective in January 2006. US Pipe has reached a settlement agreement whereby Phelps Dodge Industries, Inc., a co-defendant and co-respondent on the AOC, has assumed U.S. Pipe's obligation to perform the work required under the AOC.
US Pipe and the other settling defendants contend that the legal effect of the AOC extinguishes Solutia's claims for contribution and cost recovery and they filed a motion for summary judgment to that effect. The district court granted the motion for summary judgment as to contribution claims in June 2008 and as to cost recovery claims in July 2010. The plaintiffs have appealed the grant of summary judgment to the Eleventh Circuit Court of Appeals, and the parties have filed briefs in support of their positions. While the district court granted summary judgment for US Pipe and other defendants, plaintiffs have alleged that the issues raised in the appeal involve complex matters of law and that US Pipe should share liability for cost recovery in excess of costs already incurred under the AOC, based on facts and expert testimony to be developed at trial. In view of the inherent difficulty of predicting the outcome of litigation such as this, where important factual information and legal issues remain to be developed or decided, we cannot at this time estimate the reasonably possible loss, or range of loss, if any, for this matter.
On July 13, 2010, Rohcan Investments Limited (“Rohcan”), the former owner of property leased by Mueller Canada Ltd. and located in Milton, Ontario, filed suit against Mueller Canada Ltd. and its directors seeking C$10 million in damages arising from the defendants' alleged environmental contamination of the property and breach of lease. Mueller Canada Ltd. leased the property from 1988 through 2008. We are pursuing indemnification from a former owner for certain potential liabilities that are alleged in this lawsuit, and we have accrued for other liabilities not covered by indemnification.

In the acquisition agreement pursuant to which a predecessor to Tyco sold our Mueller Co. and Anvil businesses to the prior owners of these businesses in August 1999, Tyco agreed to indemnify us and our affiliates, among other things, for all “Excluded Liabilities.” Excluded Liabilities include, among other things, substantially all liabilities relating to the time prior to August 1999, including environmental liabilities. The indemnity survives indefinitely. In addition, Tyco's indemnity does not cover liabilities to the extent caused by us or the operation of our businesses after August 1999, nor does it cover liabilities arising with respect to businesses or sites acquired after August 1999. In June 2007, Tyco was separated into three separate publicly traded companies. In September 2011, Tyco International Ltd., one of the companies that was separated in the June 2007 split, announced it would split into three separate companies. Should Tyco's successors become financially unable or fail to comply with the terms of the indemnity, we may be responsible for such obligations or liabilities.
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
A dispute exists with regard to federal income taxes for years 1980 through 1994 allegedly owed by the Walter Energy consolidated group, which included U.S. Pipe during these periods. According to Walter Energy's last available public filing on the matter, Walter Energy's management estimated that the amount of tax claimed by the IRS was approximately $34.0 million for issues currently in dispute in bankruptcy court for matters unrelated to us. This amount is subject to interest and penalties. Of the $34.0 million in claimed tax, $21.0 million represents issues in which the IRS is not challenging the deductibility of the particular expense but only whether such expense is deductible in a particular year. Walter Energy's management believes that Walter Energy's financial exposure should be limited to interest and possible penalties and the amount of any tax claimed will be offset by favorable adjustments in other years.
In addition, the IRS previously issued a Notice of Proposed Deficiency assessing additional tax of $82.2 million for the fiscal years ended May 31, 2000 through December 31, 2005. Walter Energy filed a formal protest with the IRS, but had not reached a final resolution with the Appeals Division at June 30, 2011. The unresolved issues relate primarily to Walter Energy's method of recognizing revenue on the sale of homes and related interest on the installment notes receivable. The items at issue relate primarily to the timing of revenue recognition and consequently, should the IRS prevail on its positions, Walter Energy's financial exposure should be limited to interest and penalties. As a matter of law, we are jointly and severally liable for any final tax determination for any year in which any of our subsidiaries were members of the Walter Energy consolidated group, which means that we would be liable in the event Walter Energy is unable to pay any amounts owed. Walter Energy has disclosed that it believes its filing positions have substantial merit and that it intends to defend vigorously any claims asserted.
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
The separation of the Company from Walter Energy on December 14, 2006 was intended to qualify as a tax-free spin-off under Section 355 of the Internal Revenue Code of 1986. In addition, the tax allocation agreement provides that if the spin-off is determined not to be tax-free pursuant to Section 355 of the Internal Revenue Code of 1986, as amended, we generally will be responsible for any taxes incurred by Walter Energy or its shareholders if such taxes result from certain of our actions or omissions and for a percentage of any such taxes that are not a result of our actions or omissions or Walter Energy's actions or omissions or taxes based upon our market value relative to Walter Energy's market value. Additionally, to the extent that Walter Energy was unable to pay taxes, if any, attributable to the spin-off and for which it is responsible under the tax allocation agreement, we could be liable for those taxes as a result of being a member of the Walter Energy consolidated group for the year in which the spin-off occurred.
In accordance with the income tax allocation agreement, Walter Energy used certain tax assets of a predecessor to the Company in its calendar 2006 tax return for which payment to us is required. The income tax allocation agreement only requires Walter Energy to make the payment upon realization of the tax benefit by receiving a refund or otherwise offsetting taxes due. Walter Energy currently owes us $10.9 million that is payable pending completion of an IRS audit of Walter Energy's 2006 tax year and the related refund of tax from that year. We recorded this receivable in other noncurrent assets.

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
Operating Leases. We maintain operating leases primarily for equipment and facilities. Rent expense was $10.9 million, $10.6 million and $14.0 million for 2011, 2010 and 2009, respectively. Future minimum payments under non-cancelable operating leases are $8.1 million, $5.9 million, $4.4 million, $3.9 million and $3.7 million during 2012, 2013, 2014, 2015 and 2016, respectively. Minimum payments due beyond 2016 are $5.9 million.

Note 20.	Subsequent Events
On October 26, 2011, our board of directors declared a dividend of $0.0175 per share on our Series A common stock, payable on November 21, 2011 to stockholders of record at the close of business on November 10, 2011.

Note 21.	Quarterly Consolidated Financial Information (Unaudited)

	Quarter
	Fourth	Third	Second	First
	(in millions, except per share amounts)
2011:
Net sales	$373.6	$366.7	$311.3	$287.6
Gross profit	64.2	70.3	50.0	49.6
Income (loss) from operations (1)	4.0	13.9	(6.9)	(4.3)
Net loss	(9.6)	(2.7)	(13.7)	(12.1)
Net loss per share:
Basic	(0.06)	(0.02)	(0.09)	(0.08)
Diluted	(0.06)	(0.02)	(0.09)	(0.08)
2010:
Net sales	$346.7	$375.9	$301.8	$313.1
Gross profit	71.7	70.6	38.2	55.9
Income (loss) from operations	14.1	12.5	(22.9)	0.3
Net loss	(7.0)	(3.8)	(23.7)	(10.7)
Net loss per share:
Basic	(0.05)	(0.02)	(0.15)	(0.07)
Diluted	(0.05)	(0.02)	(0.15)	(0.07)

(1)	The 2011 fourth quarter includes $1.4 million of expenses related to prior quarters to correct certain health and welfare costs.

Note 22.	Consolidating Guarantor and Non-Guarantor Financial Information
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

Name	State of incorporation or organization

Anvil 1, LLC	Delaware
Anvil 2, LLC	Delaware
Anvil International, LP	Delaware
AnvilStar, LLC	Delaware
Echologics, LLC	Delaware
Fast Fabricators, LLC	Delaware
Henry Pratt Company, LLC	Delaware
Henry Pratt International, LLC	Delaware
Hunt Industries, LLC	Delaware
Hydro Gate, LLC	Delaware
J.B. Smith Mfg. Co., LLC	Delaware
James Jones Company, LLC	Delaware
MCO 1, LLC	Alabama
MCO 2, LLC	Alabama
Milliken Valve, LLC	Delaware
Mueller Co. Ltd.	Alabama
Mueller Financial Services, LLC	Delaware
Mueller Group, LLC	Delaware
Mueller Group Co-Issuer, Inc.	Delaware
Mueller International, L.L.C.	Delaware
Mueller Co. International Holdings, LLC	Delaware
Mueller Service California, Inc.	Delaware
Mueller Service Co., LLC	Delaware
Mueller Systems, LLC	Delaware
United States Pipe and Foundry Company, LLC	Alabama
U.S. Pipe Valve & Hydrant, LLC	Delaware

Mueller Water Products, Inc. and Subsidiaries
Consolidating Balance Sheet
September 30, 2011

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
			(in millions)
Assets:
Cash and cash equivalents	$35.7	$(3.2)	$28.7	$—	$61.2
Receivables, net	0.1	203.9	16.8	—	220.8
Inventories	—	225.2	12.5	—	237.7
Deferred income taxes	28.1	—	0.6	—	28.7
Other current assets	15.4	34.0	1.0	—	50.4
Total current assets	79.3	459.9	59.6	—	598.8
Property, plant and equipment	1.6	233.0	9.2	—	243.8
Identifiable intangible assets	—	603.7	7.2	—	610.9
Other noncurrent assets	27.7	2.0	1.8	—	31.5
Investment in subsidiaries	26.7	33.7	—	(60.4)	—
Total assets	$135.3	$1,332.3	$77.8	$(60.4)	$1,485.0
Liabilities and equity:
Current portion of long-term debt	$—	$0.9	$—	$—	$0.9
Accounts payable	6.1	97.8	3.7	—	107.6
Other current liabilities	26.9	56.5	2.9	—	86.3
Total current liabilities	33.0	155.2	6.6	—	194.8
Long-term debt	676.0	1.4	—	—	677.4
Deferred income taxes	153.8	—	0.4	—	154.2
Other noncurrent liabilities	7.3	71.6	0.7	—	79.6
Intercompany accounts	(1,113.8)	1,077.4	36.4	—	—
Total liabilities	(243.7)	1,305.6	44.1	—	1,106.0
Equity	379.0	26.7	33.7	(60.4)	379.0
Total liabilities and equity	$135.3	$1,332.3	$77.8	$(60.4)	$1,485.0

Mueller Water Products, Inc. and Subsidiaries
Consolidating Balance Sheet
September 30, 2010

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
			(in millions)
Assets:
Cash and cash equivalents	$50.8	$(1.9)	$34.8	$—	$83.7
Receivables, net	0.1	184.9	17.5	—	202.5
Inventories	—	250.9	17.5	—	268.4
Deferred income taxes	29.5	—	0.8	—	30.3
Other current assets	15.6	34.5	1.4	—	51.5
Total current assets	96.0	468.4	72.0	—	636.4
Property, plant and equipment	2.0	252.4	10.0	—	264.4
Identifiable intangible assets	—	632.4	—	—	632.4
Other noncurrent assets	31.2	2.5	1.3	—	35.0
Investment in subsidiaries	(14.1)	23.4	—	(9.3)	—
Total assets	$115.1	$1,379.1	$83.3	$(9.3)	$1,568.2
Liabilities and equity:
Current portion of long-term debt	$—	$0.7	$—	$—	$0.7
Accounts payable	5.6	82.4	5.2	—	93.2
Other current liabilities	22.9	60.7	6.2	—	89.8
Total current liabilities	28.5	143.8	11.4	—	183.7
Long-term debt	690.6	0.9	—	—	691.5
Deferred income taxes	164.5	—	1.0	—	165.5
Other noncurrent liabilities	11.0	110.9	0.3	—	122.2
Intercompany accounts	(1,184.8)	1,137.6	47.2	—	—
Total liabilities	(290.2)	1,393.2	59.9	—	1,162.9
Equity	405.3	(14.1)	23.4	(9.3)	405.3
Total liabilities and equity	$115.1	$1,379.1	$83.3	$(9.3)	$1,568.2

Mueller Water Products, Inc. and Subsidiaries
Consolidating Statement of Operations
Year Ended September 30, 2011

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
			(in millions)
Net sales	$—	$1,219.5	$119.7	$—	$1,339.2
Cost of sales	(0.1)	1,002.4	102.8	—	1,105.1
Gross profit	0.1	217.1	16.9	—	234.1
Operating expenses:
Selling, general and administrative	31.1	175.1	13.7	—	219.9
Restructuring	1.0	6.1	0.4	—	7.5
Total operating expenses	32.1	181.2	14.1	—	227.4
Income (loss) from operations	(32.0)	35.9	2.8	—	6.7
Interest expense, net	65.6	—	—	—	65.6
Income (loss) before income taxes	(97.6)	35.9	2.8	—	(58.9)
Income tax expense (benefit)	(34.4)	12.7	0.9	—	(20.8)
Equity in income of subsidiaries	25.1	1.9	—	(27.0)	—
Net income (loss)	$(38.1)	$25.1	$1.9	$(27.0)	$(38.1)

Mueller Water Products, Inc. and Subsidiaries
Consolidating Statement of Operations
Year Ended September 30, 2010

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
			(in millions)
Net sales	$—	$1,185.6	$151.9	$—	$1,337.5
Cost of sales	(0.3)	968.6	132.8	—	1,101.1
Gross profit	0.3	217.0	19.1	—	236.4
Operating expenses:
Selling, general and administrative	33.1	176.3	9.9	—	219.3
Restructuring	—	13.1	—	—	13.1
Total operating expenses	33.1	189.4	9.9	—	232.4
Income (loss) from operations	(32.8)	27.6	9.2	—	4.0
Interest expense, net	68.0	—	—	—	68.0
Loss on early extinguishment of debt	4.6	—	—	—	4.6
Income (loss) before income taxes	(105.4)	27.6	9.2	—	(68.6)
Income tax expense (benefit)	(37.3)	11.0	2.9	—	(23.4)
Equity in income of subsidiaries	22.9	6.3	—	(29.2)	—
Net income (loss)	$(45.2)	$22.9	$6.3	$(29.2)	$(45.2)

Mueller Water Products, Inc. and Subsidiaries
Consolidating Statement of Operations
Year Ended September 30, 2009

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
			(in millions)
Net sales	$—	$1,190.2	$237.7	$—	$1,427.9
Cost of sales	—	963.0	208.0	—	1,171.0
Gross profit	—	227.2	29.7	—	256.9
Operating expenses:
Selling, general and administrative	33.7	179.6	25.8	—	239.1
Impairment	—	970.9	—	—	970.9
Restructuring	0.2	44.9	2.7	—	47.8
Total operating expenses	33.9	1,195.4	28.5	—	1,257.8
Income (loss) from operations	(33.9)	(968.2)	1.2	—	(1,000.9)
Interest expense (income), net	78.4	(0.1)	—	—	78.3
Loss on early extinguishment of debt, net	3.8	—	—	—	3.8
Income (loss) before income taxes	(116.1)	(968.1)	1.2	—	(1,083.0)
Income tax expense (benefit)	(39.6)	(47.1)	0.4	—	(86.3)
Equity in income (loss) of subsidiaries	(920.2)	0.8	—	919.4	—
Net income (loss)	$(996.7)	$(920.2)	$0.8	$919.4	$(996.7)

Mueller Water Products, Inc. and Subsidiaries
Consolidating Statement of Cash Flows
Year Ended September 30, 2011

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
			(in millions)
Operating activities:
Net cash provided by operating activities	$11.0	$26.4	$2.7	$—	$40.1
Investing activities:
Capital expenditures	(0.8)	(30.2)	(0.5)	—	(31.5)
Acquisitions	—	(1.3)	(7.9)	—	(9.2)
Proceeds from sales of assets	—	1.4	—	—	1.4
Net cash used in investing activities	(0.8)	(30.1)	(8.4)	—	(39.3)
Financing activities:
Increase in outstanding checks	—	1.7	—	—	1.7
Debt borrowings	—	0.7	—	—	0.7
Debt paid or repurchased	(15.0)		—	—	(15.0)
Common stock issued	1.0	—	—	—	1.0
Payment of deferred financing fees	(0.4)	—	—	—	(0.4)
Dividends paid	(10.9)	—	—	—	(10.9)
Net cash provided by (used in) financing activities	(25.3)	2.4	—	—	(22.9)
Effect of currency exchange rate changes on cash	—	—	(0.4)	—	(0.4)
Net change in cash and cash equivalents	(15.1)	(1.3)	(6.1)	—	(22.5)
Cash and cash equivalents at beginning of period	50.8	(1.9)	34.8	—	83.7
Cash and cash equivalents at end of period	$35.7	$(3.2)	$28.7	$—	$61.2

Mueller Water Products, Inc. and Subsidiaries
Consolidating Statement of Cash Flows
Year Ended September 30, 2010

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
			(in millions)
Operating activities:
Net cash provided by (used in) operating activities	$76.9	$(27.8)	$13.9	$—	$63.0
Investing activities:
Capital expenditures	(0.2)	(32.0)	(0.6)	—	(32.8)
Proceeds from sales of assets	—	56.4	—	—	56.4
Net cash provided by (used in) investing activities	(0.2)	24.4	(0.6)	—	23.6
Financing activities:
Increase in outstanding checks	—	1.7	—	—	1.7
Debt borrowings	270.5	—	—	—	270.5
Debt paid or repurchased	(318.5)	—	—	—	(318.5)
Common stock issued	1.0	—	—	—	1.0
Payment of deferred financing fees	(9.8)	—	—	—	(9.8)
Dividends paid	(10.8)	—	—	—	(10.8)
Net cash provided by (used in) financing activities	(67.6)	1.7	—	—	(65.9)
Effect of currency exchange rate changes on cash	—	—	1.5	—	1.5
Net change in cash and cash equivalents	9.1	(1.7)	14.8	—	22.2
Cash and cash equivalents at beginning of period	41.7	(0.2)	20.0	—	61.5
Cash and cash equivalents at end of period	$50.8	$(1.9)	$34.8	$—	$83.7

Mueller Water Products, Inc. and Subsidiaries
Consolidating Statement of Cash Flows
Year Ended September 30, 2009

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
			(in millions)
Operating activities:
Net cash provided by operating activities	$68.0	$51.6	$10.9	$—	$130.5
Investing activities:
Capital expenditures	(0.4)	(35.8)	(3.5)	—	(39.7)
Acquisitions	—	(8.7)	—	—	(8.7)
Proceeds from sales of assets	—	1.6	3.9	—	5.5
Net cash provided by (used in) investing activities	(0.4)	(42.9)	0.4	—	(42.9)
Financing activities:
Decrease in outstanding checks	—	(4.3)	—	—	(4.3)
Debt borrowings	539.4	—	—	—	539.4
Debt paid or repurchased	(893.1)	—	—	—	(893.1)
Common stock issued	166.9	—	—	—	166.9
Payment of deferred financing fees	(10.1)	—	—	—	(10.1)
Dividends paid	(8.1)	—	—	—	(8.1)
Net cash used in financing activities	(205.0)	(4.3)	—	—	(209.3)
Effect of currency exchange rate changes on cash	—	—	(0.7)	—	(0.7)
Net change in cash and cash equivalents	(137.4)	4.4	10.6	—	(122.4)
Cash and cash equivalents at beginning of period	179.1	(4.6)	9.4	—	183.9
Cash and cash equivalents at end of period	$41.7	$(0.2)	$20.0	$—	$61.5