Form 10-Q
period 2011-12-31
Mueller Water Products, Inc.
filed 2012-02-08
CIK 1350593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2011
☐                       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-32892

MUELLER WATER PRODUCTS, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-3547095
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1200 Abernathy Road N.E.
Suite 1200
Atlanta, GA 30328
(Address of principal executive offices)
(770) 206-4200
(Registrant's telephone number, including area code)

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

There were 156,506,978 shares of Series A common stock of the registrant outstanding at January 31, 2012.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31,	September 30,
	2011	2011
	(in millions)
Assets:
Cash and cash equivalents	$39.6	$61.2
Receivables, net	197.8	220.8
Inventories	250.6	237.7
Deferred income taxes	29.3	28.7
Other current assets	56.7	50.4
Total current assets	574.0	598.8
Property, plant and equipment, net	239.4	243.8
Identifiable intangible assets	603.3	610.9
Other noncurrent assets	30.3	31.5
Total assets	$1,447.0	$1,485.0

Liabilities and stockholders’ equity:
Current portion of long-term debt	$0.9	$0.9
Accounts payable	97.2	107.6
Other current liabilities	74.8	86.3
Total current liabilities	172.9	194.8
Long-term debt	677.6	677.4
Deferred income taxes	153.2	154.2
Other noncurrent liabilities	75.8	79.6
Total liabilities	1,079.5	1,106.0

Commitments and contingencies (Note 11)

Common stock:
Series A common stock: 600,000,000 shares authorized;156,438,509 and 155,793,612 shares outstanding at December 31, 2011 and September 30, 2011, respectively	1.6	1.6
Additional paid-in capital	1,591.8	1,593.2
Accumulated deficit	(1,173.5)	(1,161.6)
Accumulated other comprehensive loss	(52.4)	(54.2)
Total stockholders’ equity	367.5	379.0
Total liabilities and stockholders’ equity	$1,447.0	$1,485.0

The accompanying notes are an integral part of the consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended December 31,
	2011	2010
	(in millions, except per share amounts)
Net sales	$311.5	$287.6
Cost of sales	259.7	238.0

Gross profit	51.8	49.6

Operating expenses:
Selling, general and administrative	53.4	52.0
Restructuring	1.3	1.9
Total operating expenses	54.7	53.9

Loss from operations	(2.9)	(4.3)
Interest expense, net	15.7	15.9
Loss before income taxes	(18.6)	(20.2)
Income tax benefit	(6.7)	(8.1)

Net loss	(11.9)	(12.1)

Other comprehensive income (loss):
Derivatives	(0.3)	—
Income tax effects	0.1	—
Amortization of interest expense on terminated swap contracts	1.4	1.9
Income tax effects	(0.5)	(0.7)
Foreign currency translation	0.6	1.7
Minimum pension liability	0.7	1.1
Income tax effects	(0.2)	(0.4)
Other	—	(0.3)
	1.8	3.3

Comprehensive loss	$(10.1)	$(8.8)

Net loss per share:
Basic	$(0.08)	$(0.08)
Diluted	$(0.08)	$(0.08)

Weighted average shares outstanding:
Basic	156.0	154.9
Diluted	156.0	154.9

Dividends declared per share	$0.0175	$0.0175
The accompanying notes are an integral part of the consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED DECEMBER 31, 2011
(UNAUDITED)

	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total
	(in millions)
Balance at September 30, 2011	$1.6	$1,593.2	$(1,161.6)	$(54.2)	$379.0
Net loss	—	—	(11.9)	—	(11.9)
Dividends declared	—	(2.7)	—	—	(2.7)
Stock-based compensation	—	1.3	—	—	1.3
Derivative instruments	—	—	—	0.7	0.7
Foreign currency translation	—	—	—	0.6	0.6
Minimum pension liability	—	—	—	0.5	0.5
Balance at December 31, 2011	$1.6	$1,591.8	$(1,173.5)	$(52.4)	$367.5

The accompanying notes are an integral part of the consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended December 31,
	2011	2010
	(in millions)
Operating activities:
Net loss	$(11.9)	$(12.1)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	11.8	12.6
Amortization	7.6	7.5
Stock-based compensation	1.5	1.9
Deferred income taxes	(2.4)	(3.0)
(Gain) loss on disposal of assets	0.8	(0.6)
Retirement plans	0.6	1.5
Interest rate swap contracts	1.4	1.9
Other, net	0.7	0.7
Changes in assets and liabilities, net of acquisitions:
Receivables	23.6	42.2
Inventories	(12.8)	1.4
Other current assets and other noncurrent assets	(1.7)	(5.2)
Accounts payable and other liabilities	(31.1)	(43.6)
Net cash provided by (used in) operating activities	(11.9)	5.2
Investing activities:
Capital expenditures	(8.2)	(6.4)
Acquisitions	—	(7.9)
Proceeds from sales of assets	0.1	0.6
Net cash used in investing activities	(8.1)	(13.7)
Financing activities:
Increase (decrease) in outstanding checks	0.6	(1.4)
Debt borrowings	0.1	0.2
Common stock issued	—	0.1
Payment of deferred financing fees	—	(0.3)
Dividends paid	(2.7)	(2.7)
Net cash used in financing activities	(2.0)	(4.1)
Effect of currency exchange rate changes on cash	0.4	0.8
Net change in cash and cash equivalents	(21.6)	(11.8)
Cash and cash equivalents at beginning of period	61.2	83.7
Cash and cash equivalents at end of period	$39.6	$71.9

The accompanying notes are an integral part of the consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization
Mueller Water Products, Inc., a Delaware corporation, together with its consolidated subsidiaries, operates in three business segments: Mueller Co., U.S. Pipe and Anvil. Mueller Co. manufactures valves for water and gas systems, including butterfly, iron gate, tapping, check, plug and ball valves, as well as dry-barrel and wet-barrel fire hydrants and a broad range of metering, leak detection and pipe condition assessment products for the water infrastructure industry. U.S. Pipe manufactures a broad line of ductile iron pipe, joint restraint products, fittings and other products. Anvil manufactures and sources a broad range of products, including a variety of fittings, couplings, hangers, nipples and related products. The “Company,” “we,” “us” or “our” refer to Mueller Water Products, Inc. and its subsidiaries or their management. With regard to the Company's segments, “we,” “us” or “our” may also refer to the segment being discussed or its management.
Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, which require us to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses and the disclosure of contingent assets and liabilities for the reporting periods. Actual results could differ from those estimates. All significant intercompany balances and transactions have been eliminated. In our opinion, all normal and recurring adjustments that we consider necessary for a fair financial statement presentation have been made. Certain reclassifications have been made to previously reported amounts to conform to the current presentation. The condensed consolidated balance sheet data at September 30, 2011 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.
Unless the context indicates otherwise, whenever we refer to a particular year, we mean the fiscal year ended or ending September 30 in that particular calendar year.

Note 2.	Acquisition
On December 14, 2010, we acquired Echologics Engineering Inc., a leak detection and pipe condition assessment company headquartered in Toronto, Canada, for $7.9 million in cash, which included $1.5 million placed in escrow related primarily to seller indemnifications scheduled to be settled by July 2012. During the quarter ended December 31, 2011, we resolved one of these indemnifications in our favor and reduced the purchase price by $0.5 million, which reduced the associated goodwill balance to zero. We have included the operating results of the business in Mueller Co.'s results effective December 14, 2010. The fair values of the related assets and liabilities are presented below, in millions.

Assets acquired:
Receivables	$0.3
Inventories	0.1
Other current assets	0.2
Property, plant and equipment	0.1
Identifiable intangible assets	7.3
Liabilities:
Accounts payable and other current liabilities	(0.2)
Deferred income taxes	(0.4)
$7.4
Identifiable intangible assets consist of trade names and trademarks of $0.6 million that have indefinite useful lives and technology of $6.7 million that has an estimated useful life of 15 years.
Goodwill of $0.5 million was included in other noncurrent assets at September 30, 2011.

Note 3.	Income Taxes
At December 31, 2011 and September 30, 2011, the gross liabilities for unrecognized income tax benefits were $7.6 million and $7.8 million, respectively.
We recognize interest related to uncertain income tax positions as interest expense and would recognize any penalties that may be incurred as selling, general and administrative expense. At December 31, 2011 and September 30, 2011, we had $1.7

million and $1.8 million, respectively, of accrued interest related to uncertain tax positions.
Generally, our state income tax returns are closed for years prior to 2007 and our Canadian income tax returns are closed for years prior to 2004. We are under audit by the Internal Revenue Service (the "IRS") for the years 2007 through 2010. We are also under audit by several states at various levels of completion. We do not have any material unpaid assessments.

Note 4.	Borrowing Arrangements
The components of our long-term debt are presented below.

	December 31,	September 30,
	2011	2011
	(in millions)
ABL Agreement	$34.0	$34.0
8.75% Senior Unsecured Notes	221.8	221.7
7.375% Senior Subordinated Notes	420.0	420.0
Other	2.7	2.6
	678.5	678.3
Less current portion	(0.9)	(0.9)
Long-term debt	$677.6	$677.4
ABL Agreement. At December 31, 2011, our asset based lending agreement (the “ABL Agreement”) consisted of a revolving credit facility for up to $275 million of revolving credit borrowings, swing line loans and letters of credit. The ABL Agreement also permits us to increase the size of the credit facility by an additional $150 million in certain circumstances subject to adequate borrowing base availability. We may borrow up to $25 million through swing line loans and may have up to $60 million of letters of credit outstanding. We estimate the fair value of the borrowings under the ABL Agreement approximates the carrying value.
Borrowings under the ABL Agreement bear interest at a floating rate equal to LIBOR plus a margin ranging from 275 to 325 basis points, or a base rate, as defined in the ABL Agreement, plus a margin ranging from 175 to 225 basis points. At December 31, 2011, the applicable rate was LIBOR plus 300 basis points and the interest rate was 3.27%, including the margin.
The ABL Agreement terminates in August 2015. We pay a commitment fee of 50 basis points for any unused borrowing capacity and our obligations are secured by a first-priority perfected lien on all of our U.S. inventory, accounts receivable, certain cash and other supporting obligations. Borrowings are not subject to any financial maintenance covenants unless excess availability is less than the greater of $34 million and 12.5% of the aggregate commitments under the ABL Agreement. Excess availability at December 31, 2011, as reduced by outstanding borrowings, outstanding letters of credit and accrued fees and expenses of $73.0 million, was $148.8 million. At December 31, 2011, our additional borrowing capacity was $114.4 million.
8.75% Senior Unsecured Notes. The 8.75% Senior Unsecured Notes (the “Senior Unsecured Notes”) mature in September 2020 and bear interest at 8.75%, paid semi-annually. Based on quoted market prices, the outstanding Senior Unsecured Notes had a fair value of $245.3 million at December 31, 2011.
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
The indenture securing the Senior Unsecured Notes contains customary covenants and events of default, including covenants that limit our ability to incur debt, pay dividends and make investments. Substantially all of our U.S. subsidiaries guarantee the Senior Unsecured Notes. We believe we were compliant with these covenants at December 31, 2011 and expect to remain in compliance through December 31, 2012.

7.375% Senior Subordinated Notes. The 7.375% Senior Subordinated Notes (the “Senior Subordinated Notes”) mature in June 2017 and bear interest at 7.375%, paid semi-annually. Based on quoted market prices, the outstanding Senior Subordinated Notes had a fair value of $382.2 million at December 31, 2011.
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
The indenture securing the Senior Subordinated Notes contains customary covenants and events of default, including covenants that limit our ability to incur debt, pay dividends and make investments. Substantially all of our U.S. subsidiaries guarantee the Senior Subordinated Notes. We believe we were compliant with these covenants at December 31, 2011 and expect to remain in compliance through December 31, 2012.

Note 5.	Derivative Financial Instruments
Our ongoing business operations expose us to commodity price risk, which we manage to some extent using derivative instruments. We enter into natural gas swap contracts to manage the price risk associated with future purchases of natural gas used in certain of our manufacturing processes. We have used interest rate swap contracts to manage interest rate risk associated with our variable-rate borrowings in the past, but no such contracts have been outstanding since prior to September 30, 2010.
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
Natural Gas Swap Contracts. Our natural gas swap contracts result in a fixed natural gas purchase price ranging from $4.16 to $4.35 per MMBtu through September 2012. Our outstanding natural gas swap contracts at December 31, 2011 and September 30, 2011 are presented below.

	December 31,	September 30,
Rate benchmark	2011	2011
	(MMBtu)
NYMEX natural gas	317,000	406,000
The effects of our natural gas swap contracts on the consolidated statements of operations are presented below, net of tax.

	Three months ended
	December 31,
	2011	2010
	(in millions)
Gain recognized in other comprehensive loss	$0.2	$—
Interest Rate Swap Contracts. In the quarters ended December 31, 2011 and 2010, we reclassified $1.4 million and $1.9 million, respectively, related to previously terminated interest rate swap contracts to interest expense from accumulated other comprehensive loss. The unamortized portion remaining in accumulated other comprehensive loss was $2.2 million, net of tax, at December 31, 2011, and the pre-tax component is scheduled to be amortized to interest expense through May 2012.

Our derivative contracts were recorded at fair value using publicly observable data such as market interest rates and market natural gas prices. The fair values of our derivative contracts are presented below.

		Fair value
	Balance sheet location	December 31, 2011	September 30, 2011
		(in millions)
Liability derivatives:
Derivatives designated as hedging instruments:
Natural gas swap contracts	Other current liabilities	$0.3	$—

Note 6.	Retirement Plans
The components of net periodic benefit cost (gain) for defined benefit pension plans and other postretirement benefit plans are as follows.

	Three months ended December 31,
	2011	2010	2011	2010
	Pension Plans		Other Plans
	(in millions)
Service cost	$0.5	$0.9	$—	$—
Interest cost	5.2	5.3	0.1	0.1
Expected return on plan assets	(5.7)	(5.8)	—	—
Amortization of prior service cost (gain)	0.1	0.1	(0.6)	(0.6)
Amortization of net loss (gain)	1.6	1.9	(0.5)	(0.3)
Net periodic benefit cost (gain)	$1.7	$2.4	$(1.0)	$(0.8)
The amortization of unrecognized prior service cost and of actuarial net losses, net of tax, are recorded as components of accumulated other comprehensive loss.
During the quarter ended December 31, 2011, we contributed $4.0 million to our defined benefit pension plans. We expect to contribute a total of $20 million to $22 million to our pension plans during 2012. We also expect to contribute a total of $0.5 million to our other postretirement benefit plans during 2012.

Note 7.	Stock-based Compensation Plans
During the quarter ended December 31, 2011, the Company adopted the Mueller Water Products, Inc. Phantom Plan (the "Phantom Plan"). Phantom Plan awards entitle a recipient to a cash payment equal to the number of awards vesting multiplied by the closing price per share of our common stock on the vesting date. Awards generally vest in thirds on successive anniversaries of the grant date. Compensation expense for Phantom Plan awards is charged against income over the vesting period, based on the closing stock price at each balance sheet date until vested.
We recorded stock-based compensation expense of $1.5 million during the quarter ended December 31, 2011. At December 31, 2011, there was approximately $6.1 million of unrecognized compensation expense related to stock-based awards.
We recorded net losses in the quarters ended December 31, 2011 and 2010. Because the effect of including normally dilutive securities in the earnings per share calculation would have been antidilutive, we excluded all stock-based compensation instruments from the calculations of diluted net loss per share.

We granted equity awards under our Mueller Water Products, Inc. Amended and Restated 2006 Stock Incentive Plan, Mueller Water Products, Inc. 2006 Employee Stock Purchase Plan and Phantom Plan during the quarter ended December 31, 2011 as follows.

	Number of instruments	Weighted average fair value per instrument	Total fair value
	(in millions, except per instrument value)
Quarter ended December 31, 2011:
Restricted stock units	1.2	$2.04	$2.4
Non-qualified stock options	0.6	2.07	1.2
Employee stock purchase plan instruments	0.1	1.95	0.3
Phantom awards	0.4	2.03	0.7
			$4.6

Note 8.	Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss is presented below.

	December 31,	September 30,
	2011	2011
	(in millions)
Net unrecognized loss on derivatives	$(2.3)	$(3.0)
Foreign currency translation	6.9	6.3
Minimum pension liability	(57.0)	(57.5)
	$(52.4)	$(54.2)

Note 9.	Supplemental Balance Sheet Information
Selected supplemental balance sheet information is presented below.

	December 31,	September 30,
	2011	2011
	(in millions)
Inventories:
Raw materials and purchased parts	$89.2	$72.5
Work in process	32.0	37.4
Finished goods	129.4	127.8
	$250.6	$237.7
Other current assets:
Prepaid income taxes	$17.1	$12.6
Maintenance and repair tooling	30.7	30.3
Other	8.9	7.5
	$56.7	$50.4
Property, plant and equipment:
Land	$23.0	$23.0
Buildings	92.9	92.8
Machinery and equipment	555.0	554.9
Construction in progress	17.6	13.9
	688.5	684.6
Accumulated depreciation and amortization	(449.1)	(440.8)
	$239.4	$243.8
Other current liabilities:
Compensation and benefits	$28.2	$33.9
Customer rebates	16.7	15.0
Interest	10.1	13.0
Taxes other than income taxes	5.9	5.5
Warranty	2.5	3.4
Severance	1.3	1.5
Income taxes	—	1.9
Restructuring	1.8	1.4
Environmental	0.3	0.3
Other	8.0	10.4
	$74.8	$86.3

Note 10.	Segment Information
Segment assets consist primarily of receivables, inventories, property, plant and equipment and identifiable intangible assets. Summarized financial information for our segments is presented below.

	Three months ended December 31,
	2011	2010
	(in millions)
Net sales, excluding intersegment sales:
Mueller Co.	$128.1	$129.8
U.S. Pipe	96.1	74.4
Anvil	87.3	83.4
	$311.5	$287.6
Intersegment sales:
Mueller Co.	$1.7	$2.1
U.S. Pipe	0.1	—
Anvil	—	—
	$1.8	$2.1
Income (loss) from operations:
Mueller Co.	$4.7	$8.4
U.S. Pipe	(8.8)	(10.3)
Anvil	7.7	5.9
Corporate	(6.5)	(8.3)
	$(2.9)	$(4.3)
Depreciation and amortization:
Mueller Co.	$11.2	$11.7
U.S. Pipe	4.4	4.5
Anvil	3.6	3.7
Corporate	0.2	0.2
	$19.4	$20.1
Restructuring:
Mueller Co.	$0.4	$0.4
U.S. Pipe	0.9	0.9
Anvil	0.1	0.6
Corporate	(0.1)	—
	$1.3	$1.9
Capital expenditures:
Mueller Co.	$3.4	$3.2
U.S. Pipe	2.9	1.4
Anvil	1.9	1.4
Corporate	—	0.4
	$8.2	$6.4

Note 11.Commitments and Contingencies
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
U.S. Pipe and the other settling defendants contend that the legal effect of the AOC extinguishes Solutia's claims for contribution and cost recovery and they filed a motion for summary judgment to that effect. The district court granted the motion for summary judgment as to contribution claims in June 2008 and as to cost recovery claims in July 2010. The plaintiffs have appealed the grant of summary judgment to the Eleventh Circuit Court of Appeals, and oral argument before the Eleventh Circuit Court of Appeals was held on February 1, 2012. While the district court granted summary judgment for U.S. Pipe and other defendants, plaintiffs have alleged that the issues raised in the appeal involve complex matters of law and that U.S. Pipe should share liability for cost recovery in excess of costs already incurred under the AOC, based on facts and expert testimony to be developed at trial. In view of the inherent difficulty of predicting the outcome of litigation such as this, where important factual information and legal issues remain to be developed or decided, we cannot at this time estimate the reasonably possible loss, or range of loss, if any, for this matter.
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
In addition, the IRS previously issued a Notice of Proposed Deficiency assessing additional tax of $82.2 million for the fiscal years ended May 31, 2000 through December 31, 2005. Walter Energy filed a formal protest with the IRS, but had not reached a final resolution with the Appeals Division at December 31, 2011. The unresolved issues relate primarily to Walter Energy's method of recognizing revenue on the sale of homes and related interest on the installment notes receivable. The items at issue relate primarily to the timing of revenue recognition and consequently, should the IRS prevail on its positions, Walter Energy's financial exposure should be limited to interest and penalties. As a matter of law, we are jointly and severally liable for any final tax determination for any year in which any of our subsidiaries were members of the Walter Energy consolidated group, which means that we would be liable in the event Walter Energy is unable to pay any amounts owed. Walter Energy has disclosed that it believes its filing positions have substantial merit and that it intends to defend vigorously any claims asserted.
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

Note 12.	Subsequent Events
On January 25, 2012, our board of directors declared a dividend of $0.0175 per share on our Series A common stock, payable on February 21, 2012 to stockholders of record at the close of business on February 10, 2012.

Note 13.	Consolidating Guarantor and Non-Guarantor Financial Information
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

Name	State of incorporation or organization
Anvil 1, LLC	Delaware
Anvil 2, LLC	Delaware
Anvil International, LLC	Delaware
AnvilStar, LLC	Delaware
Echologics, LLC	Delaware
Fast Fabricators, LLC	Delaware
Henry Pratt Company, LLC	Delaware
Henry Pratt International, LLC	Delaware
Hunt Industries, LLC	Delaware
Hydro Gate, LLC	Delaware
J.B. Smith Mfg. Co., LLC	Delaware
James Jones Company, LLC	Delaware
MCO 1, LLC	Alabama
MCO 2, LLC	Alabama
Milliken Valve, LLC	Delaware
Mueller Co. International Holdings, LLC	Delaware
Mueller Co. LLC	Delaware
Mueller Financial Services, LLC	Delaware
Mueller Group Co-Issuer, Inc.	Delaware
Mueller Group, LLC	Delaware
Mueller International, LLC	Delaware
Mueller Service California, Inc.	Delaware
Mueller Service Co., LLC	Delaware
Mueller Systems, LLC	Delaware
U.S. Pipe Valve & Hydrant, LLC	Delaware
United States Pipe and Foundry Company, LLC	Alabama

Mueller Water Products, Inc. and Subsidiaries
Consolidating Balance Sheet
December 31, 2011

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
			(in millions)
Assets:
Cash and cash equivalents	$11.3	$(2.2)	$30.5	$—	$39.6
Receivables, net	—	187.4	10.4	—	197.8
Inventories	—	237.0	13.6	—	250.6
Deferred income taxes	28.7	—	0.6	—	29.3
Other current assets	18.9	34.9	2.9	—	56.7
Total current assets	58.9	457.1	58.0	—	574.0
Property, plant and equipment	1.5	229.0	8.9	—	239.4
Identifiable intangible assets	—	596.1	7.2	—	603.3
Other noncurrent assets	27.1	1.9	1.3	—	30.3
Investment in subsidiaries	28.6	33.6	—	(62.2)	—
Total assets	$116.1	$1,317.7	$75.4	$(62.2)	$1,447.0
Liabilities and equity:
Current portion of long-term debt	$—	$0.9	$—	$—	$0.9
Accounts payable	7.5	85.7	4.0	—	97.2
Other current liabilities	20.9	52.0	1.9	—	74.8
Total current liabilities	28.4	138.6	5.9	—	172.9
Long-term debt	676.1	1.5	—	—	677.6
Deferred income taxes	152.8	—	0.4	—	153.2
Other noncurrent liabilities	7.2	68.0	0.6	—	75.8
Intercompany accounts	(1,115.9)	1,081.0	34.9	—	—
Total liabilities	(251.4)	1,289.1	41.8	—	1,079.5
Equity	367.5	28.6	33.6	(62.2)	367.5
Total liabilities and equity	$116.1	$1,317.7	$75.4	$(62.2)	$1,447.0

Mueller Water Products, Inc. and Subsidiaries
Consolidating Balance Sheet
September 30, 2011

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
			(in millions)
Assets:
Cash and cash equivalents	$35.7	$(3.2)	$28.7	$—	$61.2
Receivables, net	0.1	203.9	16.8	—	220.8
Inventories	—	225.2	12.5	—	237.7
Deferred income taxes	28.1	—	0.6	—	28.7
Other current assets	15.4	34.0	1.0	—	50.4
Total current assets	79.3	459.9	59.6	—	598.8
Property, plant and equipment	1.6	233.0	9.2	—	243.8
Identifiable intangible assets	—	603.7	7.2	—	610.9
Other noncurrent assets	27.7	2.0	1.8	—	31.5
Investment in subsidiaries	26.7	33.7	—	(60.4)	—
Total assets	$135.3	$1,332.3	$77.8	$(60.4)	$1,485.0
Liabilities and equity:
Current portion of long-term debt	$—	$0.9	$—	$—	$0.9
Accounts payable	6.1	97.8	3.7	—	107.6
Other current liabilities	26.9	56.5	2.9	—	86.3
Total current liabilities	33.0	155.2	6.6	—	194.8
Long-term debt	676.0	1.4	—	—	677.4
Deferred income taxes	153.8	—	0.4	—	154.2
Other noncurrent liabilities	7.3	71.6	0.7	—	79.6
Intercompany accounts	(1,113.8)	1,077.4	36.4	—	—
Total liabilities	(243.7)	1,305.6	44.1	—	1,106.0
Equity	379.0	26.7	33.7	(60.4)	379.0
Total liabilities and equity	$135.3	$1,332.3	$77.8	$(60.4)	$1,485.0

Mueller Water Products, Inc. and Subsidiaries
Consolidating Statement of Operations
Three Months Ended December 31, 2011

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
			(in millions)
Net sales	$—	$289.5	$22.0	$—	$311.5
Cost of sales	—	242.2	17.5	—	259.7
Gross profit	—	47.3	4.5	—	51.8
Operating expenses:
Selling, general and administrative	6.5	42.9	4.0	—	53.4
Restructuring	—	1.3	—	—	1.3
Total operating expenses	6.5	44.2	4.0	—	54.7
Income (loss) from operations	(6.5)	3.1	0.5	—	(2.9)
Interest expense, net	15.6	0.1	—	—	15.7
Income (loss) before income taxes	(22.1)	3.0	0.5	—	(18.6)
Income tax expense (benefit)	(7.9)	1.1	0.1	—	(6.7)
Equity in income of subsidiaries	2.3	0.4	—	(2.7)	—
Net income (loss)	$(11.9)	$2.3	$0.4	$(2.7)	$(11.9)

Mueller Water Products, Inc. and Subsidiaries
Consolidating Statement of Operations
Three Months Ended December 31, 2010

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
			(in millions)
Net sales	$—	$261.2	$26.4	$—	$287.6
Cost of sales	—	214.6	23.4	—	238.0
Gross profit	—	46.6	3.0	—	49.6
Operating expenses:
Selling, general and administrative	8.6	41.6	1.8	—	52.0
Restructuring	—	1.9	—	—	1.9
Total operating expenses	8.6	43.5	1.8	—	53.9
Income (loss) from operations	(8.6)	3.1	1.2	—	(4.3)
Interest expense, net	15.9	—	—	—	15.9
Income (loss) before income taxes	(24.5)	3.1	1.2	—	(20.2)
Income tax expense (benefit)	(9.8)	1.2	0.5	—	(8.1)
Equity in income of subsidiaries	2.6	0.7	—	(3.3)	—
Net income (loss)	$(12.1)	$2.6	$0.7	$(3.3)	$(12.1)

Mueller Water Products, Inc. and Subsidiaries
Consolidating Statement of Cash Flows
Three Months Ended December 31, 2011

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
			(in millions)
Operating activities:
Net cash provided by (used in) operating activities	$(21.7)	$8.3	$1.5	$—	$(11.9)
Investing activities:
Capital expenditures	—	(8.1)	(0.1)	—	(8.2)
Proceeds from sales of assets	—	0.1	—	—	0.1
Net cash used in investing activities	—	(8.0)	(0.1)	—	(8.1)
Financing activities:
Increase in outstanding checks	—	0.6	—	—	0.6
Debt borrowings	—	0.1	—	—	0.1
Dividends paid	(2.7)	—	—	—	(2.7)
Net cash provided by (used in) financing activities	(2.7)	0.7	—	—	(2.0)
Effect of currency exchange rate changes on cash	—	—	0.4	—	0.4
Net change in cash and cash equivalents	(24.4)	1.0	1.8	—	(21.6)
Cash and cash equivalents at beginning of period	35.7	(3.2)	28.7	—	61.2
Cash and cash equivalents at end of period	$11.3	$(2.2)	$30.5	$—	$39.6

Mueller Water Products, Inc. and Subsidiaries
Consolidating Statement of Cash Flows
Three Months Ended December 31, 2010

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
			(in millions)
Operating activities:
Net cash provided by (used in) operating activities	$2.5	$16.1	$(13.4)	$—	$5.2
Investing activities:
Capital expenditures	(0.4)	(5.9)	(0.1)	—	(6.4)
Acquisitions	—	(7.9)	—		(7.9)
Proceeds from sales of assets	—	0.6	—	—	0.6
Net cash used in investing activities	(0.4)	(13.2)	(0.1)	—	(13.7)
Financing activities:
Decrease in outstanding checks	—	(1.4)	—	—	(1.4)
Debt borrowings	0.2	—	—	—	0.2
Common stock issued	0.1	—	—	—	0.1
Payment of deferred financing fees	(0.3)	—	—	—	(0.3)
Dividends paid	(2.7)	—	—	—	(2.7)
Net cash used in financing activities	(2.7)	(1.4)	—	—	(4.1)
Effect of currency exchange rate changes on cash	—	—	0.8	—	0.8
Net change in cash and cash equivalents	(0.6)	1.5	(12.7)	—	(11.8)
Cash and cash equivalents at beginning of period	50.8	(1.9)	34.8	—	83.7
Cash and cash equivalents at end of period	$50.2	$(0.4)	$22.1	$—	$71.9

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto that appear elsewhere in this report. This report contains certain statements that may be deemed “forward-looking statements” within the meaning the Private Securities Litigation Reform Act of 1995. All statements that address activities, events or developments that the Company's management intends, expects, plans, projects, believes or anticipates will or may occur in the future are forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements we make regarding general trends in residential housing construction, spending by municipalities on water infrastructure, raw material costs and our sales pricing. Forward-looking statements are based on certain assumptions and assessments made by management in light of their experience and their perception of historical trends, current conditions and expected future developments. Actual results and the timing of events may differ materially from those contemplated by the forward-looking statements due to a number of factors, including regional, national or global political, economic, business, competitive, market and regulatory conditions and the following:

•	the spending level for water and wastewater infrastructure;

•	the level of manufacturing and construction activity;

•	our ability to service our debt obligations; and

•	the other factors that are described in the section entitled “RISK FACTORS” in Item 1A. of annual report on Form 10-K for the year ended September 30, 2011 ("Annual Report") .
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
Business
Most of the net sales of Mueller Co. and U.S. Pipe are for water infrastructure related directly to municipal spending and residential construction activity in the United States. December single family housing starts were at their highest level since April 2010. Anvil sells primarily to non-residential construction businesses in the United States. Independent forecasts of non-residential construction activity indicate calendar 2012 will be similar to calendar 2011.
Spending on water infrastructure by municipalities is based on the condition of their infrastructure systems and their access to funding. Funding generally comes from their overall fiscal condition, the availability of additional capital from the issuance of debt, higher tax rates or increased water rates. Municipalities may find it challenging to increase tax or water rates.
We have experienced raw material cost increases in all segments, and we believe these cost increases may persist through 2012. Mueller Co. experienced a 2% increase in the average cost of brass ingot purchased and a 9% increase in the average cost per ton of scrap steel purchased in the first quarter of 2012 compared to the prior year period.  U.S. Pipe's average scrap iron cost per ton purchased in the first quarter of 2012 was 17% higher compared to the prior year period.
We have increased sales prices to offset these cost increases, and we anticipate maintaining higher year-over-year prices in 2012. U.S. Pipe experienced a 11% increase in the average sales price per ton of ductile iron pipe in the first quarter of 2012 compared to the prior year period. Mueller Co. and Anvil net sales also benefited from sales price increases.
U.S. Pipe received a $37 million order from the Middle East during the 2011 fourth quarter. A portion of that order shipped during the fourth quarter of 2011 and the first quarter of 2012. We expect the remainder to ship in the second quarter of 2012.

We announced on May 2, 2011 that our board of directors, after considering many factors, has authorized the exploration of a variety of alternatives for U.S. Pipe, including strategic alternatives such as divestiture, sale of a controlling interest, a joint venture with a third party or other financial or structural alternatives. We are making progress in this process, working very closely with our financial adviser, Bank of America Merrill Lynch. We have been particularly focused on a potential sale of the business and are actively engaged in this process. No decision has been made at this time to enter into any transaction and there can be no assurance that the exploration of alternatives will result in a transaction or as to the terms, conditions or timetable of any such transaction. Any eventual sale or other transaction involving U.S. Pipe is subject to the negotiation of a final agreement and a negotiated transaction price could be below the current carrying value of U.S. Pipe's net assets. Such a transaction could result in recognition of a material loss on the disposition of U.S. Pipe.

Results of Operations
Three Months Ended December 31, 2011 Compared to Three Months Ended December 31, 2010

	2011
	Mueller Co.	U.S. Pipe	Anvil	Corporate	Total
	(in millions)
Net sales	$128.1	$96.1	$87.3	$—	$311.5
Gross profit (loss)	$28.5	$(1.0)	$24.3	$—	$51.8
Operating expenses:
Selling, general and administrative	23.4	6.9	16.5	6.6	53.4
Restructuring	0.4	0.9	0.1	(0.1)	1.3
	23.8	7.8	16.6	6.5	54.7
Income (loss) from operations	$4.7	$(8.8)	$7.7	$(6.5)	(2.9)
Interest expense, net					15.7
Loss before income taxes					(18.6)
Income tax benefit					(6.7)
Net loss					$(11.9)
	2010
	Mueller Co.	U.S. Pipe	Anvil	Corporate	Total
	(in millions)
Net sales	$129.8	$74.4	$83.4	$—	$287.6
Gross profit (loss)	$29.2	$(2.4)	$22.4	$0.4	$49.6
Operating expenses:
Selling, general and administrative	20.4	7.0	15.9	8.7	52.0
Restructuring	0.4	0.9	0.6	—	1.9
	20.8	7.9	16.5	8.7	53.9
Income (loss) from operations	$8.4	$(10.3)	$5.9	$(8.3)	(4.3)
Interest expense, net					15.9
Loss before income taxes					(20.2)
Income tax benefit					(8.1)
Net loss					$(12.1)
Consolidated Analysis
Net sales for the quarter ended December 31, 2011 increased to $311.5 million from $287.6 million in the prior year period. Net sales increased $16.2 million due to higher pricing across all three business segments and $7.9 million of higher shipment volumes.
Gross profit for the quarter ended December 31, 2011 increased to $51.8 million from $49.6 million in the prior year period. Gross profit increased due to $16.2 million of higher sales pricing and manufacturing and other cost savings of $6.7 million. These factors were substantially offset by $14.2 million of higher raw material costs, lower production costs of $3.8 million and $1.3 million due to lower shipment volumes. Gross margin was 16.6% in the first quarter of 2012 and 17.2% in the first quarter of 2011.
Selling, general and administrative expenses in the quarter ended December 31, 2011 increased to $53.4 million from $52.0 million in the prior year period primarily due to expenses associated with the further development of our Mueller Systems and Echologics businesses.
In the quarter ended December 31, 2011 and 2010, we recorded restructuring charges of $1.3 million and $1.9 million, respectively, related primarily to closing U.S. Pipe's North Birmingham facility.
Interest expense, net was $15.7 million in the quarter ended December 31, 2011 compared to $15.9 million in the prior year period. The components of interest expense, net are detailed below.

	Three months ended December 31,
	2011	2010
	(in millions)
7.375% Senior Subordinated Notes	$7.7	$7.7
8.75% Senior Unsecured Notes	5.0	5.0
Interest rate swap contracts	1.4	1.9
ABL Agreement borrowings	0.4	0.4
Deferred financing fees amortization	0.6	0.6
Other interest expense	0.7	0.4
	15.8	16.0
Interest income	(0.1)	(0.1)
	$15.7	$15.9
Our income tax benefits for the quarters ended December 31, 2011 and 2010 resulted in effective income tax rates of 36.0% and 40.1%, respectively. The higher rate in the quarter ended December 31, 2010 was the result of an additional benefit of about $1.0 million primarily related to adjustments of uncertain tax positions.
Segment Analysis
Mueller Co.
Net sales in the quarter ended December 31, 2011 decreased to $128.1 million from $129.8 million in the prior year period. Net sales decreased primarily due to $4.5 million of lower Canadian sales volumes, partially offset by $2.4 million of higher pricing.
Gross profit in the quarter ended December 31, 2011 decreased to $28.5 million from $29.2 million in the prior year period. Gross profit decreased $3.5 million due to higher raw material costs and lower shipment volumes of $2.8 million. These factors were offset by $3.4 million due to higher net manufacturing and other cost savings and $2.4 million of higher sales pricing. Gross margin decreased to 22.2% in the quarter ended December 31, 2011 compared to 22.5% in the prior year period.
Selling, general and administrative expenses in the quarter ended December 31, 2011 increased to $23.4 million compared to $20.4 million in the prior year period. The majority of this increase related to Echologics, acquired in December 2010, and ongoing investment in Mueller Systems. Excluding restructuring charges, income from operations in the quarter ended December 31, 2011 was $5.1 million compared to $8.8 million in the prior year period.
U.S. Pipe
Net sales in the quarter ended December 31, 2011 increased to $96.1 million from $74.4 million in the prior year period. Net sales increased $15.1 million due to higher shipment volumes and $6.6 million of higher pricing.
Gross loss in the quarter ended December 31, 2011 improved by $1.4 million to a loss of $1.0 million from $2.4 million in the prior year period. Gross loss benefited from $6.6 million of higher sales pricing, $1.9 million of higher shipment volumes, $0.9 million increased production, and $0.7 million in other cost savings. These factors were offset by $8.8 million of higher raw material costs. Gross loss margin improved to 1.0% in the quarter ended December 31, 2011 from 3.2% in the prior year period.
In 2010, we closed U.S. Pipe's manufacturing facility in North Birmingham, Alabama and recorded restructuring charges of $0.9 million in the quarter ended December 31, 2011 and $0.9 million in the prior year period. The restructuring charges related primarily to severance for the quarter ended December 31, 2011 and to environmental items for the prior year period.
Excluding restructuring charges, the loss from operations improved by $1.5 million to $7.9 million in the quarter ended December 31, 2011 compared to $9.4 million in the prior year period.
Anvil
Net sales in the quarter ended December 31, 2011 increased to $87.3 million from $83.4 million in the prior year period. Net sales increased $7.2 million due to higher pricing, partially offset by $3.2 million due to lower shipment volumes.
Gross profit in the quarter ended December 31, 2011 increased to $24.3 million from $22.4 million in the prior year period. Gross profit benefited from $7.2 million of higher sales pricing and $2.6 million of manufacturing and other cost savings. These factors were offset primarily by $4.7 million of higher per-unit overhead costs due to lower production and $1.9 million of higher raw material costs. Gross margin was 27.8% in the quarter ended December 31, 2011 compared to 26.9% in the prior year period.
Excluding restructuring charges, income from operations in the quarter ended December 31, 2011 increased to $7.8 million from $6.5 million in the prior year period.
Corporate
Selling, general and administrative expenses decreased to $6.6 million in the quarter ended December 31, 2011 from $8.7 million in the prior year period primarily due to lower professional fees and employee-related costs.

Liquidity and Capital Resources
We had cash and cash equivalents of $39.6 million and $114.4 million of additional borrowing capacity under our asset based lending agreement (the “ABL Agreement”) at December 31, 2011.
Cash flows from operating activities are categorized below.

	Three months ended December 31,
	2011	2010
	(in millions)
Collections from customers	$334.8	$329.8
Disbursements, other than interest and income taxes	(330.2)	(305.0)
Interest payments, net	(16.3)	(16.3)
Income tax refunds (payments), net	(0.2)	(3.3)
Cash provided by (used in) operating activities	$(11.9)	$5.2
Collections of receivables were higher during the three months ended December 31, 2011 compared to the prior year period primarily related to the increased net sales in the current quarter.
Increased disbursements, other than interest and income taxes, during the three months ended December 31, 2011 reflect a planned build-up of inventory in the current period at Mueller Co. in advance of an announced price increase and general timing differences of disbursements related to the purchase of material, labor and overhead.
Capital expenditures were $8.2 million during the three months ended December 31, 2011 compared to $6.4 million in the prior year period. In the quarter ended December 31, 2010, Mueller Co. acquired Echologics, a leak detection and pipe condition and diagnostic assessment company, for $7.9 million. 2012 capital expenditures are estimated to be between $35 million and $40 million.
Our U.S. pension plan was 80% funded at January 1, 2011 (the most recent date this analysis has been performed) under the provisions of the Pension Protection Act. A significant portion of the assets invested in our defined benefit pension plans is invested in equity securities. If we lower our estimated rate of return on these assets, pension expense and required Company contributions to these plans may increase. We currently estimate contributing between $20 million and $22 million to our pension plans during 2012.
We anticipate that our existing cash, cash equivalents and borrowing capacity combined with our expected operating cash flows will be sufficient to meet our anticipated operating expenses, capital expenditures, pension contributions and debt service obligations as they become due through December 31, 2012. However, our ability to make these payments will depend partly upon our future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control.
ABL Agreement
The ABL Agreement consists of a revolving credit facility of up to $275 million of revolving credit borrowings, swing line loans and letters of credit. The ABL Agreement also permits us to increase the size of the credit facility by an additional $150 million. We may borrow up to $25 million through swing line loans and have up to $60 million of letters of credit outstanding.
Borrowings under the ABL Agreement bear interest at a floating rate equal to LIBOR plus a margin ranging from 275 to 325 basis points, or a base rate as defined in the ABL Agreement plus a margin ranging from 175 to 225 basis points. At December 31, 2011, the applicable rate was LIBOR plus 300 basis points.
The ABL Agreement terminates in August 2015 and had outstanding borrowings of $34.0 million at December 31, 2011. We pay a commitment fee of 50 basis points for any unused borrowing capacity under the ABL Agreement. The borrowing capacity under the ABL Agreement is not subject to any financial maintenance covenants unless excess availability is less than the greater of $34 million and 12.5% of the aggregate commitments under the ABL Agreement. Excess availability, as reduced by outstanding borrowings, outstanding letters of credit and accrued fees and expenses of $73.0 million, was $148.8 million at December 31, 2011. At December 31, 2011, our additional borrowing capacity was $114.4 million.
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
8.75% Senior Unsecured Notes
We owed $225 million of principal of 8.75% Senior Unsecured Notes at December 31, 2011. Interest on the Senior Unsecured Notes is paid semi-annually and the principal is due September 2020. We may redeem up to $22.5 million of the Senior Unsecured Notes at a redemption price of 103% plus accrued and unpaid interest once each year ending September 1, 2012 and 2013. We may also redeem up to $78.8 million of the original issued principal amount of the Senior Unsecured Notes at a redemption price of 108.75%, plus accrued and unpaid interest, with the net cash proceeds from certain equity offerings prior to September 2013, provided that at least $146.2 million remains outstanding immediately after such redemption. After August 2015, the Senior Unsecured Notes may be redeemed at specified redemption prices plus accrued and unpaid interest. Upon a “Change of Control” (as defined in the indenture securing the Senior Unsecured Notes), we are required to offer to purchase the outstanding Senior Unsecured Notes at a purchase price of 101%, plus accrued and unpaid interest. The Senior Unsecured Notes are essentially guaranteed by all of our U.S. subsidiaries, but are subordinate to borrowings under the ABL Agreement.

7.375% Senior Subordinated Notes
We also owed $420 million of principal of 7.375% Senior Subordinated Notes (“Senior Subordinated Notes”) at December 31, 2011. Interest on the Senior Subordinated Notes is payable semi-annually and the principal is due June 2017. After May 2012, we may redeem any portion of the Senior Subordinated Notes at specified redemption prices plus accrued and unpaid interest. Upon a “Change of Control” (as defined in the indenture securing the Senior Subordinated Notes), we are required to offer to purchase the outstanding Senior Subordinated Notes at 101%, plus accrued and unpaid interest. The Senior Subordinated Notes are secured by the guarantees of essentially all of our U.S. subsidiaries, but are subordinate to the borrowings under the ABL Agreement and the Senior Unsecured Notes.
Our corporate credit rating and the credit rating for our debt are presented below.

	Moody’s		Standard & Poor's
	December 31, 2011	September 30, 2011	December 31, 2011	September 30, 2011

Corporate credit rating	B3	B3	B	B
ABL Agreement	Not rated	Not rated	Not rated	Not rated
8.75% Senior Unsecured Notes	B2	B2	B+	B+
7.375% Senior Subordinated Notes	Caa2	Caa2	CCC+	CCC+
Outlook	Stable	Stable	Stable	Stable

Off-Balance Sheet Arrangements
We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which could have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not have any undisclosed borrowings or debt or any derivative contracts other than those described in our Annual Report “Item 7A. Qualitative and Quantitative Disclosure About Market Risk” or synthetic leases. Therefore, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
We use letters of credit and surety bonds in the ordinary course of business to ensure the performance of contractual obligations. At December 31, 2011, we had $38.6 million of letters of credit and $44.1 million of surety bonds outstanding.

Seasonality
Our business is dependent upon the construction industry, which is seasonal due to the impact of cold weather conditions. Net sales and operating income have historically been lowest in the quarterly periods ending December 31 and March 31 when the northern United States and all of Canada generally face weather conditions that restrict significant construction activity.

ITEM 4.  CONTROLS AND PROCEDURES
(a) Material Weakness in Internal Control Over Financial Reporting
As described in Item 9A of our Annual Report, our management evaluated the effectiveness of our internal control over financial reporting as of September 30, 2011 and, based on this evaluation, identified a material weakness in our internal control over financial reporting related to our period-end consolidating process for reconciling certain health and welfare accrued liability accounts. A material weakness is a significant deficiency, as defined in Public Company Accounting Oversight Board Auditing Standard No. 2, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of a company’s annual or interim financial statements would not be prevented or detected by company personnel in the normal course of performing their assigned functions.
This material weakness did not result in any material misstatement of any issued financial statements. During the quarter ended December 31, 2011, we implemented additional controls and remediated this material weakness.

(b)    Changes in Internal Control over Financial Reporting
Other than those changes required to remediate the previously identified material weakness discussed above, during the quarter ended December 31, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
(c)    Evaluation of Disclosure Controls and Procedures
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
Our Chief Executive Officer and our Chief Financial Officer have concluded, based on an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) by our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, that the material weakness described above has been remediated, and such disclosure controls and procedures were effective as of the end of the period covered by this report.
(d)     Limitations on Effectiveness of Controls
Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls can prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. There are inherent limitations in all control systems, including the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of one or more persons. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and, while our disclosure controls and procedures are designed to be effective under circumstances where they should reasonably be expected to operate effectively, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in any control system, misstatements due to error or fraud may occur and not be detected.

PART II   OTHER INFORMATION

Item 1.     Legal Proceedings
Refer to the information provided in Note 11 to the notes to the condensed consolidated financial statements presented in Item 1 of Part I of this report.

Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report, each of which could materially affect our business, financial condition or operating results. These described risks are not the only risks facing us. Additional risks and uncertainties not known to us or that we deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the quarter ended December 31, 2011, we repurchased shares of our common stock as follows.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publically announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
October 1-31, 2011	1,690	$2.68	—	—
November 1-30, 2011	58,136	2.24	—	—
December 1-31, 2011	54,604	2.12	—	—
Total	114,430	$2.19	—	—
______________________
(1)  The total number of shares purchased consists of shares surrendered to us to pay the tax withholding obligations of employees in connection with the lapsing of restrictions on restricted stock units.

Item 6.	Exhibits

(a)	Exhibits

Exhibit No.	Document
3.1
Second Restated Certificate of Incorporation of Mueller Water Products, Inc. Incorporated by reference to Exhibit 3.2 to Mueller Water Products, Inc. Form 8-K (File no. 333-32892) filed on January 25, 2012.

3.2	Amended and Restated Bylaws of Mueller Water Products, Inc. Incorporated by reference to Exhibit 3.1 to Mueller Water Products, Inc. Form 8-K (File no. 333-32892) filed on January 25, 2012.
10.3
Mueller Water Products, Inc. Amended and Restated 2006 Stock Incentive Plan. Incorporated by reference to Exhibit A to Mueller Water Products, Inc. Form DEF 14A (File no. 001-32892) filed on December 14, 2011.

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
101*
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language), (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Stockholders' Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements.

*	Filed with this quarterly report

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MUELLER WATER PRODUCTS, INC.
Date: February 8, 2012	By:	/s/ Evan L. Hart
Evan L. Hart
Chief Financial Officer