Form 10-Q
period 2012-03-31
Mueller Water Products, Inc.
filed 2012-05-10
CIK 1350593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
☐                       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:
Large accelerated filer     ☒             Accelerated filer         ☐
Non-accelerated filer      ☐            Smaller reporting company     ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

There were 156,671,616 shares of Series A common stock of the registrant outstanding at April 30, 2012.

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements
MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	September 30,
	2012	2011
	(in millions)
Assets:
Cash and cash equivalents	$34.3	$61.0
Receivables, net	151.0	147.4
Inventories	190.8	175.9
Deferred income taxes	20.0	28.7
Other current assets	46.5	43.8
Current assets held for sale	156.6	142.0
Total current assets	599.2	598.8
Property, plant and equipment, net	141.3	145.7
Identifiable intangible assets	587.8	602.4
Other noncurrent assets	26.9	30.4
Noncurrent assets held for sale	—	107.7
Total assets	$1,355.2	$1,485.0

Liabilities and stockholders’ equity:
Current portion of long-term debt	$0.9	$0.9
Accounts payable	73.4	59.1
Other current liabilities	77.9	77.9
Current liabilities held for sale	45.1	56.9
Total current liabilities	197.3	194.8
Long-term debt	691.6	677.4
Deferred income taxes	136.9	154.2
Other noncurrent liabilities	70.2	79.6
Total liabilities	1,096.0	1,106.0

Commitments and contingencies (Note 12)

Common stock:
Series A common stock: 600,000,000 shares authorized;156,668,730 and 155,793,612 shares outstanding at March 31, 2012 and September 30, 2011, respectively	1.6	1.6
Additional paid-in capital	1,590.6	1,593.2
Accumulated deficit	(1,283.3)	(1,161.6)
Accumulated other comprehensive income (loss)	(49.7)	(54.2)
Total stockholders’ equity	259.2	379.0
Total liabilities and stockholders’ equity	$1,355.2	$1,485.0

The accompanying notes are an integral part of the consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended		Six months ended
	March 31,		March 31,
	2012	2011	2012	2011
	(in millions, except per share amounts)
Net sales	$251.5	$235.5	$466.9	$448.7
Cost of sales	189.4	177.4	352.0	338.6

Gross profit	62.1	58.1	114.9	110.1

Operating expenses:
Selling, general and administrative	50.6	47.2	97.1	92.2
Restructuring	0.9	1.1	1.3	2.1
Total operating expenses	51.5	48.3	98.4	94.3

Operating income	10.6	9.8	16.5	15.8
Interest expense, net	15.6	16.3	31.2	32.2
Income (loss) before income taxes	(5.0)	(6.5)	(14.7)	(16.4)
Income tax expense (benefit)	3.9	(1.1)	0.7	(5.3)
Income (loss) from continuing operations	(8.9)	(5.4)	(15.4)	(11.1)
Income (loss) from discontinued operations, net of tax	(100.9)	(8.3)	(106.3)	(14.7)
Net income (loss)	(109.8)	(13.7)	(121.7)	(25.8)

Other comprehensive income (loss):
Natural gas hedges	—	—	(0.3)	—
Income tax effects	—	—	0.1	—
Interest rate swap contracts	1.6	2.0	3.0	3.9
Income tax effects	(0.7)	(0.8)	(1.2)	(1.5)
Foreign currency translation	1.4	1.5	2.0	3.2
Minimum pension liability	0.6	33.3	1.3	34.4
Income tax effects	(0.2)	(13.0)	(0.4)	(13.4)
Other	—	—	—	(0.3)
	2.7	23.0	4.5	26.3
Comprehensive income (loss)	$(107.1)	$9.3	$(117.2)	$0.5

Net income (loss) per basic share:
Continuing operations	$(0.06)	(0.04)	$(0.10)	$(0.07)
Discontinued operations	(0.64)	(0.05)	(0.68)	(0.10)
Net income (loss) per basic share	$(0.70)	$(0.09)	$(0.78)	$(0.17)

Net income (loss) per diluted share:
Continuing operations	$(0.06)	$(0.04)	$(0.10)	(0.07)
Discontinued operations	(0.64)	(0.05)	(0.68)	(0.10)
Net income (loss) per diluted share	$(0.70)	$(0.09)	$(0.78)	$(0.17)

Weighted average shares outstanding:
Basic	156.5	155.4	156.2	155.1
Diluted	156.5	155.4	156.2	155.1

Dividends declared per share	$0.0175	$0.0175	$0.0350	$0.0350

The accompanying notes are an integral part of the consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended
	March 31,
	2012	2011
	(in millions)
Operating activities:
Net income (loss)	$(121.7)	$(25.8)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss (income) from discontinued operations, net of tax	106.3	14.7
Income (loss) from continuing operations	(15.4)	(11.1)

Depreciation	15.5	17.0
Amortization	14.7	14.5
Stock-based compensation	2.6	3.6
Deferred income taxes	11.4	(7.2)
Retirement plans	1.8	2.5
Interest rate swap contracts	3.0	3.9
Other, net	1.5	0.2
Changes in assets and liabilities, net of acquisitions:
Receivables	(3.3)	(4.6)
Inventories	(14.5)	1.6
Other assets	1.7	0.7
Liabilities	1.5	(34.5)
Net cash provided by (used in) operating activities from continuing operations	20.5	(13.4)
Investing activities:
Capital expenditures	(12.1)	(10.0)
Acquisitions	0.5	(7.9)
Proceeds from sales of assets	3.1	0.9
Net cash provided by (used in) investing activities from continuing operations	(8.5)	(17.0)
Financing activities:
Debt borrowings	14.0	0.1
Common stock issued	0.1	0.3
Deferred financing fees paid	—	(0.3)
Dividends paid	(5.5)	(5.4)
Other	(0.4)	0.2
Net cash provided by (used in) financing activities from continuing operations	8.2	(5.1)
Net cash flows from discontinued operations:
Operating activities	(44.8)	(1.8)
Investing activities	(3.1)	(4.2)
Net cash provided by (used in) discontinued operations	(47.9)	(6.0)
Effect of currency exchange rate changes on cash	1.0	1.3
Net change in cash and cash equivalents	(26.7)	(40.2)
Cash and cash equivalents at beginning of period	61.0	84.0
Cash and cash equivalents at end of period	$34.3	$43.8

The accompanying notes are an integral part of the consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
SIX MONTHS ENDED MARCH 31, 2012
(UNAUDITED)

	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total
	(in millions)
Balance at September 30, 2011	$1.6	$1,593.2	$(1,161.6)	$(54.2)	$379.0
Net income (loss)	—	—	(121.7)	—	(121.7)
Dividends declared	—	(5.5)	—	—	(5.5)
Stock-based compensation	—	2.8	—	—	2.8
Stock issued under stock compensation plans	—	0.1	—	—	0.1
Derivative instruments	—	—	—	1.6	1.6
Foreign currency translation	—	—	—	2.0	2.0
Minimum pension liability	—	—	—	0.9	0.9
Balance at March 31, 2012	$1.6	$1,590.6	$(1,283.3)	$(49.7)	$259.2

The accompanying notes are an integral part of the consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization
Mueller Water Products, Inc., a Delaware corporation, together with its consolidated subsidiaries, operates in two business segments: Mueller Co. and Anvil. Mueller Co. manufactures valves for water and gas systems, including butterfly, iron gate, tapping, check, plug and ball valves, as well as dry-barrel and wet-barrel fire hydrants and a broad range of metering, leak detection and pipe condition assessment products for the water infrastructure industry. Anvil manufactures and sources a broad range of products, including a variety of fittings, couplings, hangers, nipples and related products. The “Company,” “we,” “us” or “our” refer to Mueller Water Products, Inc. and its subsidiaries or their management. With regard to the Company's segments, “we,” “us” or “our” may also refer to the segment being discussed or its management.
On March 7, 2012, we entered into an agreement to sell our U.S Pipe business for a purchase price of $89.8 million in cash, subject to adjustments, and the agreement by the purchaser to reimburse us for expenditures to settle certain previously-existing liabilities estimated at $10.2 million at March 31, 2012. The sale closed April 1, 2012. U.S. Pipe's results of operations have been reclassified as discontinued operations, and its assets and liabilities reclassified as held for sale, for all periods presented.
Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"), which require us to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses and the disclosure of contingent assets and liabilities for the reporting periods. Actual results could differ from those estimates. All significant intercompany balances and transactions have been eliminated. In our opinion, all normal and recurring adjustments that we consider necessary for a fair financial statement presentation have been made. Certain reclassifications have been made to previously reported amounts to conform to the current presentation. The condensed consolidated balance sheet data at September 30, 2011 was derived from audited financial statements, but does not include all disclosures required by GAAP.
Unless the context indicates otherwise, whenever we refer to a particular year, we mean the fiscal year ended or ending September 30 in that particular calendar year.

Note 2.	Acquisition
On December 14, 2010, we acquired Echologics Engineering Inc., a leak detection and pipe condition assessment company headquartered in Toronto, Canada, for $7.9 million in cash, which included $1.5 million placed in escrow related primarily to sale contingencies scheduled to be settled by July 2012. During the quarter ended December 31, 2011, we resolved one of these contingencies in our favor and reduced the purchase price by $0.5 million, which reduced the associated goodwill balance to zero. During the quarter ended March 31, 2012, we released $0.5 million from escrow to the sellers. We have included the operating results of this business in Mueller Co.'s results effective December 14, 2010. The final allocation of the purchase price of the related assets and liabilities is presented below, in millions.

Assets:
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
Goodwill of $0.5 million was included in other noncurrent assets at September 30, 2011.

Note 3.	Discontinued Operations and Assets Held for Sale
On March 7, 2012, we entered into an agreement to sell our U.S. Pipe business for a purchase price of $89.8 million in cash, subject to adjustments, and the agreement by the purchaser to reimburse us for expenditures to settle certain previously-existing liabilities estimated at $10.2 million at March 31, 2012. The sale closed April 1, 2012 with cash proceeds of $94.0 million, which is subject to additional adjustments. We concluded that the fair value of noncurrent assets held for sale was zero and recorded an impairment of all noncurrent assets held for sale as part of the loss on the sale of U.S. Pipe.  The loss recognized on the sale of U.S. Pipe is based on the amount of proceeds received from the sale of U.S. Pipe.

The table below presents the components of the balance sheet accounts classified as assets and liabilities held for sale.
	March 31,	September 30,
	2012	2011
	(in millions)
Assets:
Cash	$—	$0.2
Receivables, net	82.6	73.4
Inventories	67.4	61.8
Other current assets	6.6	6.6
Total current assets held for sale	$156.6	$142.0

Property, plant and equipment, net	$—	$98.1
Identifiable intangible assets	—	8.5
Other noncurrent assets	—	1.1
Total noncurrent assets held for sale	$—	$107.7

Liabilities:
Accounts payable	$38.9	$48.5
Other current liabilities	6.2	8.4
Total current liabilities held for sale	$45.1	$56.9
The table below represents a summary of the operating results for the U.S. Pipe discontinued operations. These operating results do not reflect what they would have been had U.S. Pipe not been classified as a discontinued operation.

	Three months ended		Six months ended
	March 31,		March 31,
	2012	2011	2012	2011
	(in millions)
Net sales	$100.9	$75.8	$197.0	$150.2
Cost of sales	100.8	83.9	197.9	160.7
Gross profit (loss)	0.1	(8.1)	(0.9)	(10.5)
Operating expenses	2.9	8.6	10.7	16.5
Operating income (loss)	(2.8)	(16.7)	(11.6)	(27.0)
Interest expense	0.2	—	0.3	—
Loss (gain) on sale of discontinued operations	116.5	—	116.5	—
Income tax expense (benefit)	(18.6)	(8.4)	(22.1)	(12.3)
Income (loss) from discontinued operations, net of tax	$(100.9)	$(8.3)	$(106.3)	$(14.7)

Note 4.	Income Taxes
After including the tax effect of the loss on the sale of U.S. Pipe, our net deferred tax credits are insufficient to fully support our deferred tax assets, which include net operating loss carryforwards.  Accordingly, we recorded income tax expense to establish valuation allowances related to deferred tax assets during the quarter ended March 31, 2012. GAAP requires us to allocate a portion of the valuation allowance charge relating to deferred tax assets at September 30, 2011 to continuing operations.  Our net operating loss carryforwards remain available to offset future taxable earnings.

The components of income tax expense (benefit) are provided below.
	Three months ended			Six months ended
	March 31, 2012			March 31, 2012
	Continuing operations	Discontinued operations	Total	Continuing operations	Discontinued operations	Total
	(in millions)
Benefit from operations	$(2.0)	$(47.1)	$(49.1)	$(6.2)	$(50.6)	$(56.8)
Valuation allowance-related expense	5.9	28.5	34.4	5.9	28.5	34.4
Other discrete items	—	—	—	1.0	—	1.0
Income tax expense (benefit)	$3.9	$(18.6)	$(14.7)	$0.7	$(22.1)	$(21.4)
At March 31, 2012 and September 30, 2011, the gross liabilities for unrecognized income tax benefits were $5.6 million and $7.8 million, respectively.
We recognize interest related to uncertain income tax positions as interest expense and would recognize any penalties that may be incurred as selling, general and administrative expense. At March 31, 2012 and September 30, 2011, we had $1.3 million and $1.8 million, respectively, of accrued interest expense related to uncertain tax positions.
Generally, our state income tax returns are closed for years prior to 2007 and our Canadian income tax returns are closed for years prior to 2004. We are under audit by the Internal Revenue Service (the "IRS") for the years 2007 through 2010. We are also under audit by several states at various levels of completion. We do not have any material unpaid assessments.

Note 5.	Borrowing Arrangements
The components of long-term debt are presented below.

	March 31,	September 30,
	2012	2011
	(in millions)
ABL Agreement	$48.0	$34.0
8.75% Senior Unsecured Notes	221.9	221.7
7.375% Senior Subordinated Notes	420.0	420.0
Other	2.6	2.6
	692.5	678.3
Less current portion	(0.9)	(0.9)
Long-term debt	$691.6	$677.4
ABL Agreement. At March 31, 2012, our asset based lending agreement (the “ABL Agreement”) consisted of a revolving credit facility for up to $275 million of revolving credit borrowings, swing line loans and letters of credit. The ABL Agreement also permits us to increase the size of the credit facility by an additional $150 million in certain circumstances subject to adequate borrowing base availability. We may borrow up to $25 million through swing line loans and may have up to $60 million of letters of credit outstanding. We estimate the fair value of the borrowings under the ABL Agreement approximates the carrying value.
Borrowings under the ABL Agreement bear interest at a floating rate equal to LIBOR plus a margin ranging from 275 to 325 basis points, or a base rate, as defined in the ABL Agreement, plus a margin ranging from 175 to 225 basis points. At March 31, 2012, the applicable rates were LIBOR plus 300 basis points and the base rate plus 200 basis points, and the weighted average interest rate was 3.83%, including the margin.
The ABL Agreement terminates in August 2015. We pay a commitment fee of 50 basis points for any unused borrowing capacity and our obligations are secured by a first-priority perfected lien on all of our U.S. receivables and inventories, certain cash and other supporting obligations. Borrowings are not subject to any financial maintenance covenants unless excess availability is less than the greater of $34 million and 12.5% of the aggregate commitments under the ABL Agreement. As measured using March 31, 2012 data, excess availability as reduced by outstanding borrowings, outstanding letters of credit and accrued fees and expenses of $87.1 million was $89.1 million and our additional borrowing capacity was $89.1 million.

8.75% Senior Unsecured Notes. The 8.75% Senior Unsecured Notes (the “Senior Unsecured Notes”) mature in September 2020 and bear interest at 8.75%, paid semi-annually. Based on quoted market prices, the outstanding Senior Unsecured Notes had a fair value of $254.3 million at March 31, 2012.
We may redeem up to $22.5 million aggregate principal amount of the Senior Unsecured Notes at a redemption price of 103% plus accrued and unpaid interest once in each year ending September 1, 2012 and 2013. On April 18, 2012, we delivered notice to redeem $22.5 million aggregate principal amount on May 18, 2012. We may also redeem up to $78.8 million aggregate principle amount of the Senior Unsecured Notes at a redemption price of 108.75%, plus accrued and unpaid interest, with the net cash proceeds from certain equity offerings prior to September 2013, provided that at least $146.2 million aggregate principle amount remains outstanding immediately after such redemption. After August 2015, we may redeem the Senior Unsecured Notes at specified redemption prices plus accrued and unpaid interest. Upon a Change of Control (as defined in the indenture securing the Senior Unsecured Notes), we are required to offer to purchase the outstanding Senior Unsecured Notes at a purchase price of 101% plus accrued and unpaid interest. The Senior Unsecured Notes are subordinate to borrowings under the ABL Agreement.
The indenture securing the Senior Unsecured Notes contains customary covenants and events of default, including covenants that limit our ability to incur debt, pay dividends and make investments. Substantially all of our U.S. subsidiaries guarantee the Senior Unsecured Notes. We believe we were compliant with these covenants at March 31, 2012 and expect to remain in compliance through March 31, 2013.
7.375% Senior Subordinated Notes. The 7.375% Senior Subordinated Notes (the “Senior Subordinated Notes”) mature in June 2017 and bear interest at 7.375%, paid semi-annually. Based on quoted market prices, the outstanding Senior Subordinated Notes had a fair value of $412.7 million at March 31, 2012.
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
The indenture securing the Senior Subordinated Notes contains customary covenants and events of default, including covenants that limit our ability to incur debt, pay dividends and make investments. Substantially all of our U.S. subsidiaries guarantee the Senior Subordinated Notes. We believe we were compliant with these covenants at March 31, 2012 and expect to remain in compliance through March 31, 2013.

Note 6.	Derivative Financial Instruments
Our business operations expose us to commodity price risk, which we managed to some extent using derivative instruments. We entered into natural gas swap contracts to manage the price risk associated with future purchases of natural gas used in certain of U.S. Pipe's manufacturing processes. We have used interest rate swap contracts to manage interest rate risk associated with our variable-rate borrowings in the past, but no such contracts have been outstanding since prior to September 30, 2010.
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
Our derivative contracts were recorded at fair value using publicly observable data such as market natural gas prices and market interest rates. The fair value of our derivative contract is presented below.

		Fair value
	Balance sheet location	March 31, 2012	September 30, 2011
		(in millions)
Liability derivatives:
Derivatives designated as hedging instruments:
Natural gas swap contracts	Other current liabilities	$(0.3)	$—

Natural Gas Swap Contracts. Our outstanding natural gas swap contracts at March 31, 2012 and September 30, 2011 are presented below. We terminated these swap contracts in April 2012.

	March 31,	September 30,
Rate benchmark	2012	2011
	(MMBtu)
NYMEX natural gas	191,000	406,000
The effects of our natural gas swap contracts on the consolidated statements of operations are presented below, net of tax.

	Three months ended		Six months ended
	March 31,		March 31,
	2012	2011	2012	2011
	(in millions)
Gain (loss) recognized in other comprehensive income (loss)	$(0.2)	$(0.1)	$(0.5)	$(0.1)
Gain reclassified from accumulated other comprehensive income (loss) into income	0.2	0.1	0.2	0.1
Ineffectiveness gain (loss) recognized in income	—	(0.1)	—	(0.1)
Interest Rate Swap Contracts. In the quarters ended March 31, 2012 and 2011, we reclassified $1.6 million and $2.0 million, respectively, related to previously terminated interest rate swap contracts to interest expense from accumulated other comprehensive income (loss). In the six months ended March 31, 2012 and 2011, we reclassified $3.0 million and $3.9 million, respectively, related to previously terminated interest rate swap contracts to interest expense from accumulated other comprehensive income (loss). The unamortized portion remaining in accumulated other comprehensive income (loss) was $1.2 million, net of tax, at March 31, 2012, and the pre-tax component is scheduled to be amortized to interest expense through September 30, 2012.

Note 7.	Retirement Plans
The components of net periodic benefit cost (gain) allocated to continuing operations for defined benefit pension plans are as follows.

	Three months ended		Six months ended
	March 31,		March 31,
	2012	2011	2012	2011
	(in millions)
Service cost	$0.3	$0.1	$0.6	$0.5
Interest cost	2.6	3.8	5.2	5.3
Expected return on plan assets	(2.9)	(4.2)	(5.8)	(5.8)
Amortization of prior service cost (gain)	0.1	0.1	0.2	0.2
Amortization of net loss (gain)	0.8	0.7	1.6	1.6
Loss due to settlement or curtailment	—	0.7	—	0.7
Net periodic benefit cost (gain)	$0.9	$1.2	$1.8	$2.5
The amortization of unrecognized prior service cost and of actuarial net losses, net of tax, are recorded as components of accumulated other comprehensive income (loss).
During the six months ended March 31, 2012, we contributed $8.0 million to our defined benefit pension plans. We expect to contribute a total of $20 million to $22 million to our pension plans during 2012.

The assets of the defined benefit pension plans at March 31, 2012 and September 30, 2011, by level within the fair value hierarchy, are presented below.

	March 31, 2012
	Level 1	Level 2	Level 3	Total
	(in millions)
Equity:
International	$—	$11.6	$—	$11.6
Large cap growth funds	—	8.4	—	8.4
Large cap value funds	—	38.8	—	38.8
Midcap index funds	—	5.1	—	5.1
Smallcap index funds	—	26.4	—	26.4
Mutual funds	135.8	—		135.8
Total equity	135.8	90.3	—	226.1
Bond funds	—	140.2	—	140.2
Cash	0.2	2.7	—	2.9
Other	—	—	1.5	1.5
Total	$136.0	$233.2	$1.5	$370.7

	September 30, 2011
	Level 1	Level 2	Level 3	Total
	(in millions)
Equity:
Large cap growth funds	$—	$7.5	$—	$7.5
Large cap value funds	—	7.3	—	7.3
Midcap index funds	—	2.2	—	2.2
Mutual funds	137.1	—	—	137.1
Total equity	137.1	17.0	—	154.1
Bond funds	—	172.7	—	172.7
Cash	0.2	3.3	—	3.5
Other	—	—	1.5	1.5
Total	$137.3	$193.0	$1.5	$331.8

Note 8.	Stock-based Compensation Plans
During the quarter ended December 31, 2011, the Company adopted the Mueller Water Products, Inc. Phantom Plan (the "Phantom Plan"). Phantom Plan awards entitle a recipient to a cash payment equal to the number of awards vesting multiplied by the closing price per share of our common stock on the vesting date. Awards generally vest in thirds on successive anniversaries of the grant date. Compensation expense for Phantom Plan awards is charged against income over the vesting period, based on the closing stock price at each balance sheet date until vested. Outstanding Phantom Plan awards had a fair value of $3.33 per instrument and a total fair value of $1.3 million at March 31, 2012.
We recorded stock-based compensation expense of $1.5 million and $2.9 million during the three and six months ended March 31, 2012. At March 31, 2012, there was approximately $5.3 million of unrecognized compensation expense related to stock-based awards.
We recorded net losses in the three and six months ended March 31, 2012 and 2011. Because the effect of including normally dilutive securities in the earnings per share calculation would have been antidilutive, we excluded all stock-based compensation instruments from the calculations of diluted net income (loss) per share.

We granted equity awards under our Mueller Water Products, Inc. Amended and Restated 2006 Stock Incentive Plan, Mueller Water Products, Inc. 2006 Employee Stock Purchase Plan and Phantom Plan during the six months ended March 31, 2012 as follows.

	Number of instruments	Weighted average grant date fair value per instrument	Total grant date fair value
	(in millions, except per instrument value)
Quarter ended December 31, 2011:
Restricted stock units	1.2	$2.04	$2.4
Non-qualified stock options	0.6	1.23	0.7
Employee stock purchase plan instruments	0.1	1.95	0.3
Phantom Plan awards	0.4	2.03	0.7
Quarter ended March 31, 2012
Restricted stock units	0.1	2.79	0.4
Non-qualified stock options	0.1	1.67	0.1
Employee stock purchase plan instruments	0.1	2.14	0.2
			$4.8

Note 9.	Accumulated Other Comprehensive Loss
Accumulated other comprehensive income (loss) is presented below.

	March 31,	September 30,
	2012	2011
	(in millions)
Net unrecognized loss on derivatives	$(1.4)	$(3.0)
Foreign currency translation	8.3	6.3
Minimum pension liability	(56.6)	(57.5)
	$(49.7)	$(54.2)

Note 10.	Supplemental Balance Sheet Information
Selected supplemental balance sheet information is presented below.

	March 31,	September 30,
	2012	2011
	(in millions)
Inventories:
Raw materials and purchased parts	$72.1	$56.2
Work in process	28.3	34.9
Finished goods	90.4	84.8
	$190.8	$175.9
Other current assets:
Prepaid income taxes	$16.1	$12.6
Maintenance and repair tooling	23.9	24.2
Other	6.5	7.0
	$46.5	$43.8
Property, plant and equipment:
Land	$12.3	$13.5
Buildings	68.8	70.2
Machinery and equipment	279.6	273.1
Construction in progress	13.7	10.4
	374.4	367.2
Accumulated depreciation and amortization	(233.1)	(221.5)
	$141.3	$145.7
Other current liabilities:
Compensation and benefits	$30.1	$31.6
Customer rebates	10.1	13.2
Interest	12.9	13.0
Taxes other than income taxes	4.3	3.5
Warranty	1.7	2.0
Severance	1.1	1.5
Income taxes	1.8	1.9
Restructuring	1.2	1.4
Environmental	0.6	0.3
Other	14.1	9.5
	$77.9	$77.9

Note 11.	Segment Information
Segment assets consist primarily of receivables, inventories, property, plant and equipment and identifiable intangible assets of continuing operations. Summarized financial information for our segments is presented below.

	Three months ended		Six months ended
	March 31,		March 31,
	2012	2011	2012	2011
	(in millions)		(in millions)
Net sales, excluding intersegment sales:
Mueller Co.	$154.5	$148.9	$282.6	$278.7
Anvil	97.0	86.6	184.3	170.0
	$251.5	$235.5	$466.9	$448.7
Intersegment sales:
Mueller Co.	$2.1	$2.5	$3.8	$4.6
Anvil	—	0.1	—	0.1
	$2.1	$2.6	$3.8	$4.7
Operating income (loss):
Mueller Co.	$8.2	$9.9	$12.9	$18.3
Anvil	9.9	6.4	17.6	12.3
Corporate	(7.5)	(6.5)	(14.0)	(14.8)
	$10.6	$9.8	$16.5	$15.8
Depreciation and amortization:
Mueller Co.	$11.6	$12.2	$22.8	$23.9
Anvil	3.5	3.5	7.1	7.2
Corporate	0.1	0.2	0.3	0.4
	$15.2	$15.9	$30.2	$31.5
Restructuring:
Mueller Co.	$0.8	$0.6	$1.2	$1.0
Anvil	0.1	0.5	0.2	1.1
Corporate	—	—	(0.1)	—
	$0.9	$1.1	$1.3	$2.1
Capital expenditures:
Mueller Co.	$3.8	$3.7	$7.2	$6.9
Anvil	3.0	1.2	4.9	2.6
Corporate	—	0.1	—	0.5
	$6.8	$5.0	$12.1	$10.0
Note 12.Commitments and Contingencies
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
In September 1987, U.S. Pipe implemented an Administrative Consent Order (“ACO”) for its Burlington, New Jersey property, which was required under the New Jersey Environmental Cleanup Responsibility Act (now known as the Industrial Site Recovery Act). We retained this property and did not sell it to the buyer of our U.S. Pipe business when it was sold on

April 1, 2012 (see Note 3. Discontinued Operations and Assets Held for Sale). The ACO required soil and ground-water cleanup, and U.S. Pipe completed, and received final approval on, the soil cleanup required by the ACO. We expect ground-water issues as well as issues associated with the demolition of former manufacturing facilities at this site will continue and remediation by us could be required. Long-term ground-water monitoring may also be required, but we do not know how long such monitoring would be required and do not believe monitoring or further remediation costs, if any, will have a material adverse effect on our financial condition or results of operations.
On July 13, 2010, Rohcan Investments Limited (“Rohcan”), the former owner of property leased by Mueller Canada Ltd. and located in Milton, Ontario, filed suit against Mueller Canada Ltd. and its directors seeking C$10 million in damages arising from the defendants' alleged environmental contamination of the property and breach of lease. Mueller Canada Ltd. leased the property from 1988 through 2008. We are pursuing indemnification from a former owner for certain potential liabilities that are alleged in this lawsuit, and we have accrued for other liabilities not covered by indemnification.  On December 7, 2011, the Court denied the plaintiff's motion for summary judgment.
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
Walter Energy-related Income Taxes. Each member of a consolidated group for federal income tax purposes is severally liable for the federal income tax liability of each other member of the consolidated group for any year in which it is a member of the group at any time during such year. Each member of the Walter Energy consolidated group, which included us and U.S. Pipe through December 14, 2006, is also jointly and severally liable for pension and benefit funding and termination liabilities of other group members, as well as certain benefit plan taxes. Accordingly, we could be liable under such provisions in the event any such liability is incurred, and not discharged, by any other member of the Walter Energy consolidated group for any period during which we were included in the Walter Energy consolidated group.     The sale of our U.S. Pipe business does not affect our exposure to Walter Energy-related income taxes, and we have no right of indemnification from U.S. Pipe.
A dispute exists with regard to federal income taxes for 1980 through 1994 allegedly owed by the Walter Energy consolidated group, which included U.S. Pipe during these periods. According to Walter Energy's last available public filing on the matter, Walter Energy's management estimated that the amount of tax claimed by the IRS was approximately $34.0 million for issues currently in dispute in bankruptcy court for matters unrelated to us. This amount is subject to interest and penalties. Of the $34.0 million in claimed tax, $21.0 million represents issues in which the IRS is not challenging the deductibility of the particular expense but only whether such expense is deductible in a particular year. Walter Energy's management believes that Walter Energy's financial exposure should be limited to interest and possible penalties and the amount of any tax claimed will be offset by favorable adjustments in other years.
In addition, the IRS previously issued a Notice of Proposed Deficiency assessing additional tax of $82.2 million for the fiscal years ended May 31, 2000 through December 31, 2005. Walter Energy filed a formal protest with the IRS, but had not reached a final resolution with the Appeals Division at March 31, 2012. The unresolved issues relate primarily to Walter Energy's method of recognizing revenue on the sale of homes and related interest on the installment notes receivable. The items at issue relate primarily to the timing of revenue recognition and consequently, should the IRS prevail on its positions, Walter Energy's financial exposure should be limited to interest and penalties. As a matter of law, we are jointly and severally liable for any final tax determination for any year in which any of our subsidiaries were members of the Walter Energy consolidated group, which means that we would be liable in the event Walter Energy is unable to pay any amounts owed. Walter Energy has disclosed that it believes its filing positions have substantial merit and that it intends to defend vigorously any claims asserted.
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
Indemnifications. We are a party to contracts in which it is common for us to agree to indemnify third parties for certain liabilities that arise out of or relate to the subject matter of the contract. In some cases, this indemnity extends to related liabilities arising from the negligence of the indemnified parties, but usually excludes any liabilities caused by gross negligence or willful misconduct. We cannot estimate the potential amount of future payments under these indemnities until events arise that would trigger a liability under the indemnities.
Additionally, in connection with the sale of assets and the divestiture of businesses, such as the divestiture of our U.S. Pipe business (see Note 3. Discontinued Operations and Assets Held for Sale), we may agree to indemnify buyers and related parties for certain losses or liabilities incurred by these parties with respect to: (i) the representations and warranties made by us to these parties in connection with the sale and (ii) liabilities related to the pre-closing operations of the assets or business sold. Indemnities related to pre-closing operations generally include certain environmental and tax liabilities and other liabilities not assumed by these parties in the transaction.
Indemnities related to the pre-closing operations of sold assets or businesses normally do not represent additional liabilities to us, but simply serve to protect these parties from potential liability associated with our obligations existing at the time of the sale. As with any liability, we have accrued for those pre-closing obligations that are considered probable and reasonably estimable. Should circumstances change, increasing the likelihood of payments related to a specific indemnity, we will accrue a liability when future payment is probable and the amount is reasonably estimable.
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

Note 13.	Subsequent Events
Effective April 1, 2012, we completed the sale of our U.S. Pipe business. We received cash proceeds of $94.0 million, which is subject to additional adjustments, and we recorded a receivable from the buyer of $10.2 million.
Effective April 1, 2012, we changed certain provisions of our pension and postretirement benefit plans affecting U.S. Pipe participants in these plans. These changes vested all accumulated pension benefits and then froze the plan such that no additional pension benefits would accumulate. Postretirement medical benefits will substantially cease on December 31, 2012. The net effect of these changes will be a reduction of future expenses principally due to the accelerated amortization of deferred gains. We expect pre-tax expenses in the six months ending September 30, 2012 to benefit by $11.4 million as a result of these changes.
On April 18, 2012, we delivered notice to redeem 10% aggregate principal amount, or $22.5 million, of the Senior Unsecured Notes at a redemption price of 103% plus accrued and unpaid interest on May 18, 2012. We expect to record a loss on early extinguishment of debt of $1.5 million on that date.
On April 25, 2012, our board of directors declared a dividend of $0.0175 per share on our Series A common stock, payable on May 21, 2012 to stockholders of record at the close of business on May 10, 2012.

Note 14.	Consolidating Guarantor and Non-Guarantor Financial Information
The following information is included as a result of the guarantee by certain of our wholly-owned U.S. subsidiaries (“Guarantor Companies”) of the Senior Unsecured Notes and the Senior Subordinated Notes. None of our other subsidiaries guarantee the Senior Unsecured Notes and the Senior Subordinated Notes. Each of the guarantees is joint and several and full and unconditional. Fast Fabricators, LLC and United States Pipe and Foundry Company, LLC were released as Guarantor Companies in connection with closing the sale of U.S. Pipe and related balances are included with the Issuer financial information in the following tables. Guarantor Companies are listed below.

Name	State of incorporation or organization
Anvil 1, LLC	Delaware
Anvil 2, LLC	Delaware
Anvil International Holdings, LLC	Delaware
Anvil International, LLC	Delaware
AnvilStar, LLC	Delaware
Echologics, LLC	Delaware
Henry Pratt Company, LLC	Delaware
Henry Pratt International, LLC	Delaware
Hunt Industries, LLC	Delaware
Hydro Gate, LLC	Delaware
J.B. Smith Mfg. Co., LLC	Delaware
James Jones Company, LLC	Delaware
MCO 1, LLC	Alabama
MCO 2, LLC	Alabama
Milliken Valve, LLC	Delaware
Mueller Co. International Holdings, LLC	Delaware
Mueller Co. LLC	Delaware
Mueller Financial Services, LLC	Delaware
Mueller Group Co-Issuer, Inc.	Delaware
Mueller Group, LLC	Delaware
Mueller International, LLC	Delaware
Mueller Service California, Inc.	Delaware
Mueller Service Co., LLC	Delaware
Mueller Systems, LLC	Delaware
U.S. Pipe Valve & Hydrant, LLC	Delaware

Mueller Water Products, Inc. and Subsidiaries
Consolidating Balance Sheet
March 31, 2012

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
			(in millions)
Assets:
Cash and cash equivalents	$10.9	$(3.1)	$26.5	$—	$34.3
Receivables, net	—	136.6	14.4	—	151.0
Inventories	—	174.9	15.9	—	190.8
Deferred income taxes	19.4	—	0.6	—	20.0
Other current assets	18.3	26.9	1.3	—	46.5
Current assets held for sale	156.6	—	—	—	156.6
Total current assets	205.2	335.3	58.7	—	599.2
Property, plant and equipment, net	2.5	130.0	8.8	—	141.3
Identifiable intangible assets	—	586.3	1.5	—	587.8
Other noncurrent assets	24.6	0.9	1.4	—	26.9
Investment in subsidiaries	(36.2)	37.2	—	(1.0)	—
Total assets	$196.1	$1,089.7	$70.4	$(1.0)	$1,355.2
Liabilities and stockholders' equity:
Current portion of long-term debt	$—	$0.9	$—	$—	$0.9
Accounts payable	7.5	61.5	4.4	—	73.4
Other current liabilities	37.2	38.5	2.2	—	77.9
Current liabilities held for sale	45.1	—	—	—	45.1
Total current liabilities	89.8	100.9	6.6	—	197.3
Long-term debt	690.2	1.4	—	—	691.6
Deferred income taxes	136.5	—	0.4	—	136.9
Other noncurrent liabilities	61.2	8.3	0.7	—	70.2
Intercompany accounts	(1,040.8)	1,015.3	25.5	—	—
Total liabilities	(63.1)	1,125.9	33.2	—	1,096.0
Stockholders' equity	259.2	(36.2)	37.2	(1.0)	259.2
Total liabilities and stockholders' equity	$196.1	$1,089.7	$70.4	$(1.0)	$1,355.2

Mueller Water Products, Inc. and Subsidiaries
Consolidating Balance Sheet
September 30, 2011

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
			(in millions)
Assets:
Cash and cash equivalents	$36.2	$(3.8)	$28.6	$—	$61.0
Receivables, net	—	131.8	15.6	—	147.4
Inventories	—	163.4	12.5	—	175.9
Deferred income taxes	28.1	—	0.6	—	28.7
Other current assets	15.4	27.3	1.1	—	43.8
Current assets held for sale	142.0	—	—	—	142.0
Total current assets	221.7	318.7	58.4	—	598.8
Property, plant and equipment, net	3.9	132.7	9.1	—	145.7
Identifiable intangible assets	—	600.9	1.5	—	602.4
Other noncurrent assets	27.6	0.9	1.9	—	30.4
Noncurrent assets held for sale	107.7	—	—	—	107.7
Investment in subsidiaries	(23.9)	23.8	—	0.1	—
Total assets	$337.0	$1,077.0	$70.9	$0.1	$1,485.0
Liabilities and stockholders' equity:
Current portion of long-term debt	$—	$0.9	$—	$—	$0.9
Accounts payable	6.1	49.3	3.7	—	59.1
Other current liabilities	30.1	44.9	2.9	—	77.9
Current liabilities held for sale	56.9	—	—	—	56.9
Total current liabilities	93.1	95.1	6.6	—	194.8
Long-term debt	676.0	1.4	—	—	677.4
Deferred income taxes	153.8	—	0.4	—	154.2
Other noncurrent liabilities	71.0	7.9	0.7	—	79.6
Intercompany accounts	(1,035.9)	996.5	39.4	—	—
Total liabilities	(42.0)	1,100.9	47.1	—	1,106.0
Stockholders' equity	379.0	(23.9)	23.8	0.1	379.0
Total liabilities and stockholders' equity	$337.0	$1,077.0	$70.9	$0.1	$1,485.0

Mueller Water Products, Inc. and Subsidiaries
Consolidating Statement of Operations
Three Months Ended March 31, 2012

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
			(in millions)
Net sales	$—	$227.8	$23.7	$—	$251.5
Cost of sales	—	170.3	19.1	—	189.4
Gross profit	—	57.5	4.6	—	62.1
Operating expenses:
Selling, general and administrative	7.3	39.5	3.8	—	50.6
Restructuring	—	0.9	—	—	0.9
Total operating expenses	7.3	40.4	3.8	—	51.5
Operating income (loss)	(7.3)	17.1	0.8	—	10.6
Interest expense, net	15.7	—	(0.1)	—	15.6
Income (loss) from before income taxes	(23.0)	17.1	0.9	—	(5.0)
Income tax expense (benefit)	3.5	—	0.4	—	3.9
Equity in income (loss) of subsidiaries	17.6	0.5	—	(18.1)	—
Income (loss) from continuing operations	(8.9)	17.6	0.5	(18.1)	(8.9)
Income (loss) from discontinued operations, net of tax	(100.9)	—	—	—	(100.9)
Net income (loss)	(109.8)	17.6	0.5	(18.1)	(109.8)

Other comprehensive income (loss):
Natural gas hedges, net of tax	—	—	—	—	—
Interest rate swap contracts, net of tax	0.9	—	—	—	0.9
Foreign currency translation	—	—	1.4	—	1.4
Minimum pension liability, net of tax	0.4	—	—	—	0.4
	1.3	—	1.4	—	2.7
Comprehensive income (loss)	$(108.5)	$17.6	$1.9	$(18.1)	$(107.1)

Mueller Water Products, Inc. and Subsidiaries
Consolidating Statement of Operations
Three Months Ended March 31, 2011

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
			(in millions)
Net sales	$—	$209.2	$26.3	$—	$235.5
Cost of sales	—	154.2	23.2	—	177.4
Gross profit	—	55.0	3.1	—	58.1
Operating expenses:
Selling, general and administrative	6.7	37.4	3.1	—	47.2
Restructuring	—	0.9	0.2	—	1.1
Total operating expenses	6.7	38.3	3.3	—	48.3
Operating income (loss)	(6.7)	16.7	(0.2)	—	9.8
Interest expense, net	16.3	—	—	—	16.3
Income (loss) before income taxes	(23.0)	16.7	(0.2)	—	(6.5)
Income tax expense (benefit)	(5.2)	4.3	(0.2)	—	(1.1)
Equity in income (loss) of subsidiaries	12.4	—	—	(12.4)	—
Income (loss) from continuing operations	(5.4)	12.4	—	(12.4)	(5.4)
Income (loss) from discontinued operations, net of tax	(8.3)	—	—	$—	(8.3)
Net income (loss)	(13.7)	12.4	—	(12.4)	(13.7)

Other comprehensive income (loss):
Natural gas hedges, net of tax	—	—	—	—	—
Interest rate swap contracts, net of tax	1.2	—	—	—	1.2
Foreign currency translation	—	—	1.5	—	1.5
Minimum pension liability, net of tax	20.3	—	—	—	20.3
	21.5	—	1.5	—	23.0
Comprehensive income (loss)	$7.8	$12.4	$1.5	$(12.4)	$9.3

Mueller Water Products, Inc. and Subsidiaries
Consolidating Statement of Operations
Six Months Ended March 31, 2012

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
			(in millions)
Net sales	$—	$422.1	$44.8	$—	$466.9
Cost of sales	—	315.4	36.6	—	352.0
Gross profit	—	106.7	8.2	—	114.9
Operating expenses:
Selling, general and administrative	13.7	76.8	6.6	—	97.1
Restructuring	(0.1)	1.4	—	—	1.3
Total operating expenses	13.6	78.2	6.6	—	98.4
Operating income (loss)	(13.6)	28.5	1.6	—	16.5
Interest expense, net	31.3	0.1	(0.2)	—	31.2
Income (loss) before income taxes	(44.9)	28.4	1.8	—	(14.7)
Income tax expense (benefit)	(9.8)	9.9	0.6	—	0.7
Equity in income (loss) of subsidiaries	19.7	1.2	—	(20.9)	—
Income (loss) from continuing operations	(15.4)	19.7	1.2	(20.9)	(15.4)
Income (loss) from discontinued operations, net of tax	(106.3)	—	—	—	(106.3)
Net income (loss)	(121.7)	19.7	1.2	(20.9)	(121.7)

Other comprehensive income (loss):
Natural gas hedges, net of tax	(0.2)	—	—	—	(0.2)
Interest rate swap contracts, net of tax	1.8	—	—	—	1.8
Foreign currency translation	—	—	2.0	—	2.0
Minimum pension liability, net of tax	0.9	—	—	—	0.9
	2.5	—	2.0	—	4.5
Comprehensive income (loss)	$(119.2)	$19.7	$3.2	$(20.9)	$(117.2)

Mueller Water Products, Inc. and Subsidiaries
Consolidating Statement of Operations
Six Months Ended March 31, 2011

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
			(in millions)
Net sales	$—	$396.0	$52.7	$—	$448.7
Cost of sales	(0.1)	292.2	46.5	—	338.6
Gross profit	0.1	103.8	6.2	—	110.1
Operating expenses:
Selling, general and administrative	14.9	72.0	5.3	—	92.2
Restructuring	—	1.8	0.3	—	2.1
Total operating expenses	14.9	73.8	5.6	—	94.3
Operating income (loss)	(14.8)	30.0	0.6	—	15.8
Interest expense, net	32.2	0.1	(0.1)	—	32.2
Income (loss) before income taxes	(47.0)	29.9	0.7	—	(16.4)
Income tax expense (benefit)	(15.1)	9.6	0.2	—	(5.3)
Equity in income (loss) of subsidiaries	20.8	0.5	—	(21.3)	—
Income (loss) from continuing operations	(11.1)	20.8	0.5	(21.3)	(11.1)
Income (loss) from discontinued operations, net of tax	(14.7)	$—	$—	$—	(14.7)
Net income (loss)	(25.8)	20.8	0.5	(21.3)	(25.8)

Other comprehensive income (loss):
Natural gas hedges, net of tax	—	—	—	—	—
Interest rate swap contracts, net of tax	2.4	—	—	—	2.4
Foreign currency translation	—	—	3.2	—	3.2
Minimum pension liability, net of tax	20.7	—	—	—	20.7
	23.1	—	3.2	—	26.3
Comprehensive income (loss)	$(2.7)	$20.8	$3.7	$(21.3)	$0.5

Mueller Water Products, Inc. and Subsidiaries
Consolidating Statement of Cash Flows
Six Months Ended March 31, 2012

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
			(in millions)
Operating activities:
Net cash provided by (used in) operating activities from continuing operations	$14.0	$9.5	$(3.0)	$—	$20.5
Investing activities:
Capital expenditures	—	(11.5)	(0.6)	—	(12.1)
Acquisitions	—	—	0.5	—	0.5
Proceeds from sales of assets	—	3.1	—	—	3.1
Net cash provided by (used in) investing activities from continuing operations	—	(8.4)	(0.1)	—	(8.5)
Financing activities:
Debt borrowings	14.0		—	—	14.0
Common stock issued	0.1	—	—	—	0.1
Dividends paid	(5.5)	—	—	—	(5.5)
Other	—	(0.4)	—	—	(0.4)
Net cash provided by (used in) financing activities from continuing operations	8.6	(0.4)	—	—	8.2
Net cash flows from discontinued operations:
Operating activities	(44.8)	—	—	—	(44.8)
Investing activities	(3.1)	—	—	—	(3.1)
Net cash provided by (used in) discontinued operations	(47.9)	—	—	—	(47.9)
Effect of currency exchange rate changes on cash	—	—	1.0	—	1.0
Net change in cash and cash equivalents	(25.3)	0.7	(2.1)	—	(26.7)
Cash and cash equivalents at beginning of period	36.2	(3.8)	28.6	—	61.0
Cash and cash equivalents at end of period	$10.9	$(3.1)	$26.5	$—	$34.3

Mueller Water Products, Inc. and Subsidiaries
Consolidating Statement of Cash Flows
Six Months Ended March 31, 2011

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
			(in millions)
Operating activities:
Net cash provided by (used in) operating activities from continuing operations	$(6.8)	$7.9	$(14.5)	$—	$(13.4)
Investing activities:
Capital expenditures	(0.5)	(9.3)	(0.2)	—	(10.0)
Acquisitions	—		(7.9)		(7.9)
Proceeds from sales of assets	—	0.9	—	—	0.9
Net cash provided by (used in) investing activities from continuing operations	(0.5)	(8.4)	(8.1)	—	(17.0)
Financing activities:
Debt borrowings	—	0.1	—	—	0.1
Common stock issued	0.3	—	—	—	0.3
Deferred financing fees paid	(0.3)	—	—	—	(0.3)
Dividends paid	(5.4)	—	—	—	(5.4)
Other	—	0.2	—	—	0.2
Net cash provided by (used in) financing activities from continuing operations	(5.4)	0.3	—	—	(5.1)
Net cash flows from discontinued operations:
Operating activities	(1.8)	—	—	—	(1.8)
Investing activities	(4.2)	—	—	—	(4.2)
Net cash provided by (used in) discontinued operations	(6.0)	—	—	—	(6.0)
Effect of currency exchange rate changes on cash	—	—	1.3	—	1.3
Net change in cash and cash equivalents	(18.7)	(0.2)	(21.3)	—	(40.2)
Cash and cash equivalents at beginning of period	51.3	(2.1)	34.8	—	84.0
Cash and cash equivalents at end of period	$32.6	$(2.3)	$13.5	$—	$43.8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
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
On March 7, 2012, we entered into an agreement to sell our U.S Pipe business for a purchase price of $89.8 million in cash, subject to adjustments, and the agreement by the purchaser to reimburse us for expenditures to settle certain previously-existing liabilities estimated at $10.2 million at March 31, 2012. The sale closed April 1, 2012 with cash proceeds of $94.0 million, which is subject to additional adjustments. U.S. Pipe's results of operations have been reclassified as discontinued operations, and its assets and liabilities have been reclassified as held for sale, for all periods presented. In the three and six months ended March 31, 2012, loss from discontinued operations includes a $116.5 million loss on the sale of U.S. Pipe.
Unless the context indicates otherwise, whenever we refer to a particular year, we mean the fiscal year ended or ending September 30 in that particular calendar year. We manage our businesses and report operations through two business segments, Mueller Co. and Anvil, based largely on the products sold and the customers served.
Business
Consolidated net sales for the quarter ended March 31, 2012 of $251.5 million increased $16.0 million, or 6.8%, from the prior year period net sales of $235.5 million. Net sales increased due to higher shipment volumes and prices at both Mueller Co. and Anvil.
Most of the net sales of Mueller Co. are for water infrastructure related directly to municipal spending and residential construction activity in the United States.
Spending on water infrastructure by municipalities is based on the condition of their infrastructure systems and their access to funding. Funding generally comes from their overall fiscal condition, the availability of additional capital from the issuance of debt, higher tax rates or increased water rates. Municipalities may find it challenging to increase tax or water rates. We believe the general municipal spending environment continues to improve although budget pressures and economic uncertainty persist. According to U.S. Census Bureau data at March 31, 2012, state and local tax receipts grew at over 4% year-over-year for the third consecutive quarter. While both are showing improving trends, local tax receipt improvement is much weaker than state.

We believe residential construction activity indicators indicate the housing market may be stabilizing. U.S. Census Bureau data for housing starts, on a seasonally adjusted annualized basis, indicates that housing starts in March 2012 represented the seventh consecutive month of greater than 600,000 units and the first time there have been five consecutive months of higher than 650,000 starts since November 2008. Furthermore, March 2012 single family starts were above 450,000 units for the fourth consecutive month. February and March 2012 housing permit activity was the highest since October 2008. We believe an improving housing market would also bolster municipalities' fiscal condition, since local governments benefit from increased property taxes as well as connection and other ancillary fees associated with residential construction.
Although these municipal funding and residential housing data points are the most positive we have seen in the last couple of years, we believe it is premature to conclude that we are going to experience meaningful near-term growth in our related end markets.
We believe that our operating results benefited from a warmer winter in 2012 than 2011 in many of our markets, but we are uncertain of the extent to which this increased activity was solely due to an earlier start to the construction season.
Most of Anvil's net sales are driven by commercial construction. Anvil has experienced growth in its oil & gas market since the quarter ended March 31, 2011, and we believe its other markets are relatively stable. We expect these markets to remain stable in the third quarter, but we do not expect the oil & gas market to continue to grow as much as it has in the first half of 2012.
Generally, raw material costs for both segments continue to be relatively stable year-over-year, and we expect this will remain the case for the quarter ending June 30, 2012 as well.

Results of Operations
Three months ended March 31, 2012 compared to three months ended March 31, 2011

	2012
	Mueller Co.	Anvil	Corporate	Total
	(in millions)
Net sales	$154.5	$97.0	$—	$251.5
Gross profit	$33.6	$28.5	$—	$62.1
Operating expenses:
Selling, general and administrative	24.6	18.5	7.5	50.6
Restructuring	0.8	0.1	—	0.9
Total operating expenses	25.4	18.6	7.5	51.5
Operating income (loss)	$8.2	$9.9	$(7.5)	10.6
Interest expense, net				15.6
Income (loss) before income taxes				(5.0)
Income tax expense (benefit)				3.9
Income (loss) from continuing operations				(8.9)
Income (loss) from discontinued operations, net of tax				(100.9)
Net income (loss)				$(109.8)
	2011
	Mueller Co.	Anvil	Corporate	Total
	(in millions)
Net sales	$148.9	$86.6	$—	$235.5
Gross profit	$33.8	$24.4	$(0.1)	$58.1
Operating expenses:
Selling, general and administrative	23.3	17.5	6.4	47.2
Restructuring	0.6	0.5	—	1.1
Total operating expenses	23.9	18.0	6.4	48.3
Operating income (loss)	$9.9	$6.4	$(6.5)	9.8
Interest expense, net				16.3
Income (loss) before income taxes				(6.5)
Income tax expense (benefit)				(1.1)
Income (loss) from continuing operations				(5.4)
Income (loss) from discontinued operations, net of tax				(8.3)
Net income (loss)				$(13.7)
Consolidated Analysis
Net sales for the quarter ended March 31, 2012 increased to $251.5 million from $235.5 million in the prior year period. Net sales increased due to higher pricing and shipment volumes.
Gross profit for the quarter ended March 31, 2012 increased to $62.1 million from $58.1 million in the prior year period. Gross margin was 24.7% in the quarters ended March 31, 2012 and 2011.
Selling, general and administrative expenses ("SG&A") in the quarter ended March 31, 2012 increased to $50.6 million from $47.2 million in the prior year period. SG&A as a percentage of net sales was essentially the same in both periods.
Interest expense, net was $15.6 million, including $1.6 million of interest rate swap contract expense, in the quarter ended March 31, 2012 compared to $16.3 million, including $2.0 million of interest rate swap contract expense, in the prior year period. Interest rate swap contract expense represents the amortization of unrecognized expense related to interest rate swap contracts, all of which were terminated prior to 2011. Excluding these expenses, net interest expense declined $0.3 million in the quarter ended March 31, 2012 compared to the prior year period.

The components of interest expense, net are detailed below.
	Three months ended
	March 31,
	2012	2011
	(in millions)
7.375% Senior Subordinated Notes	$7.8	$7.8
8.75% Senior Unsecured Notes	5.0	5.0
Interest rate swap contracts	1.6	2.0
ABL Agreement borrowings	0.5	0.4
Deferred financing fees amortization	0.6	0.6
Other interest expense	0.2	0.5
	15.7	16.3
Interest income	(0.1)	—
	$15.6	$16.3
After including the tax effect of the loss on the disposal of U.S. Pipe, our net deferred tax credits are insufficient to fully support our deferred tax assets, which include net operating loss carryforwards.  Accordingly, we recorded income tax expense to establish valuation allowances related to deferred tax assets during the quarter ended March 31, 2012. GAAP requires us to allocate a portion of the valuation allowance charge relating to deferred tax assets at September 30, 2011 to continuing operations. Our net operating loss carryforwards remain available to offset future taxable earnings.

The components of income tax expense (benefit) are provided below.
	Three months ended
	March 31, 2012
	Continuing operations	Discontinued operations	Total
	(in millions)
Benefit from operations	$(2.0)	$(47.1)	$(49.1)
Valuation allowance-related expense	5.9	28.5	34.4
Income tax expense (benefit)	$3.9	$(18.6)	$(14.7)
Segment Analysis
Mueller Co.
Net sales in the quarter ended March 31, 2012 increased to $154.5 million from $148.9 million in the prior year period. Net sales increased primarily due to higher shipment volumes and pricing. Unit shipments of domestic iron gate valves increased 3.5% and unit shipments of domestic hydrants increased 2.1% in the quarter ended March 31, 2012 over the prior year period. Also, net sales grew 22.3% at Mueller Systems and Echologics in the quarter ended March 31, 2012 compared to the prior year period, which we believe reflects growing customer awareness and acceptance of their products.
These positive factors were partially offset by a 12% decline in net sales between the same periods at our Henry Pratt business, which primarily manufactures valves used in water treatment plants. We believe the market demand for these products generally lags the demand for Mueller Co.'s other products. Net sales in Canada were also down approximately 12% in the quarter ended March 31, 2012 from the prior year period. We attribute the higher net sales in Canada in the prior year period to its government's stimulus program, which was completed in the summer of calendar 2011.
Gross margin for the quarter ended March 31, 2012 fell to 21.7% from 22.7% in the prior year period, driven by a higher level of low-margin sales at Mueller Systems and Echologics as these businesses expand their capabilities.
SG&A in the quarter ended March 31, 2012 increased to $24.6 million compared to $23.3 million in the prior year period primarily related to ongoing investment in our Mueller Systems and Echologics businesses.

Anvil
Net sales in the quarter ended March 31, 2012 increased 12% to $97.0 million from $86.6 million in the prior year period as net sales increased at all of Anvil's businesses, especially oil & gas, which was approximately 20% of Anvil's net sales in the quarter ended March 31, 2012, and fire protection. Net sales increased due to higher pricing and shipment volumes.
Gross profit in the quarter ended March 31, 2012 increased to $28.5 million from $24.4 million in the prior year period. Gross margin improved to 29.4% in the quarter ended March 31, 2012 compared to 28.2% in the prior year period, driven primarily by improved pricing.
SG&A as a percentage of net sales fell to 19.1% in the quarter ended March 31, 2012 compared to 20.2% in the prior year period, reflecting improved leverage of fixed costs.
Corporate
SG&A increased to $7.5 million in the quarter ended March 31, 2012 from $6.4 million in the prior year period primarily due to higher professional fees in 2012.
Six months ended March 31, 2012 compared to six months ended March 31, 2011

	2012
	Mueller Co.	Anvil	Corporate	Total
	(in millions)
Net sales	$282.6	$184.3	$—	$466.9
Gross profit	$62.1	$52.8	$—	$114.9
Operating expenses:
Selling, general and administrative	48.0	35.0	14.1	97.1
Restructuring	1.2	0.2	(0.1)	1.3
Total operating expenses	49.2	35.2	14.0	98.4
Operating income (loss)	$12.9	$17.6	$(14.0)	16.5
Interest expense, net				31.2
Income (loss) before income taxes				(14.7)
Income tax expense (benefit)				0.7
Income (loss) from continuing operations				(15.4)
Income (loss) from discontinued operations, net of tax				(106.3)
Net income (loss)				$(121.7)
	2011
	Mueller Co.	Anvil	Corporate	Total
	(in millions)
Net sales	$278.7	$170.0	$—	$448.7
Gross profit	$63.0	$46.8	$0.3	$110.1
Operating expenses:
Selling, general and administrative	43.7	33.4	15.1	92.2
Restructuring	1.0	1.1	—	2.1
Total operating expenses	44.7	34.5	15.1	94.3
Operating income (loss)	$18.3	$12.3	$(14.8)	15.8
Interest expense, net				32.2
Income (loss) before income taxes				(16.4)
Income tax expense (benefit)				(5.3)
Income (loss) from continuing operations				(11.1)
Income (loss) from discontinued operations, net of tax				(14.7)
Net income (loss)				$(25.8)
Consolidated Analysis
Net sales for the six months ended March 31, 2012 increased to $466.9 million from $448.7 million in the prior year period. Net sales increased primarily due to higher pricing across both business segments.

Gross profit for the six months ended March 31, 2012 increased to $114.9 million from $110.1 million in the prior year period. Gross margin was 24.7% in the six months ended March 31, 2012 and 24.5% in the prior year period.
SG&A in the six months ended March 31, 2012 increased to $97.1 million from $92.2 million in the prior year period. SG&A as a percentage of net sales was comparable between periods.
Interest expense, net was $31.2 million, including $3.0 million of interest rate swap contract expense, in the six months ended March 31, 2012 compared to $32.2 million, including $3.9 million of interest rate swap contract expense, in the prior year period. Interest rate swap contract expense represents the amortization of unrecognized expense related to interest rate swap contracts, all of which were terminated prior to 2011. Excluding these expenses, net interest expense declined $0.1 million in the six months ended March 31, 2012 compared to the prior year period.

The components of interest expense, net are detailed below.
	Six months ended
	March 31,
	2012	2011
	(in millions)
7.375% Senior Subordinated Notes	$15.5	$15.5
8.75% Senior Unsecured Notes	10.0	10.0
Interest rate swap contracts	3.0	3.9
ABL Agreement borrowings	0.9	0.8
Deferred financing fees amortization	1.2	1.2
Other interest expense	0.8	0.9
	31.4	32.3
Interest income	(0.2)	(0.1)
	$31.2	$32.2
After including the tax effect of the loss on the disposal of U.S. Pipe, our net deferred tax credits are insufficient to fully support our deferred tax assets, which include net operating loss carryforwards.  Accordingly, we recorded income tax expense to establish valuation allowances related to deferred tax assets during the quarter ended March 31, 2012. GAAP requires us to allocate a portion of the valuation allowance charge relating to deferred tax assets at September 30, 2011 to continuing operations. Our net operating loss carryforwards remain available to offset future taxable earnings.

The components of income tax expense (benefit) are provided below.
	Six months ended
	March 31, 2012
	Continuing operations	Discontinued operations	Total
	(in millions)
Benefit from operations	$(6.2)	$(50.6)	$(56.8)
Valuation allowance-related expense	5.9	28.5	34.4
Other discrete items	1.0	—	1.0
Income tax expense (benefit)	$0.7	$(22.1)	$(21.4)
Segment Analysis
Mueller Co.
Net sales in the six months ended March 31, 2012 increased to $282.6 million from $278.7 million in the prior year period. Net sales increased due to higher pricing.
Gross profit in the six months ended March 31, 2012 decreased to $62.1 million from $63.0 million in the prior year period. Gross margin decreased to 22.0% in the six months ended March 31, 2012 compared to 22.6% in the prior year period, driven by a higher level of low-margin sales at Mueller Systems and Echologics as these businesses expand their capabilities.
SG&A in the six months ended March 31, 2012 increased to $48.0 million compared to $43.7 million in the prior year period. The majority of this increase related to ongoing investment in Echologics, which was acquired in December 2010, and

Mueller Systems. SG&A was 17.0% of net sales in the six months ended March 31, 2012 compared to 15.7% of net sales in the prior year period.
Anvil
Net sales in the six months ended March 31, 2012 increased to $184.3 million from $170.0 million in the prior year period. Net sales increased primarily due to higher pricing.
Gross profit in the six months ended March 31, 2012 increased to $52.8 million from $46.8 million in the prior year period. Gross margin was 28.6% in the six months ended ended March 31, 2012 compared to 27.5% in the prior year period, driven primarily by improved pricing.
Corporate
SG&A decreased to $14.1 million in the six months ended March 31, 2012 from $15.1 million in the prior year period primarily due to lower employee-related costs.
Liquidity and Capital Resources
We had cash and cash equivalents of $34.3 million at March 31, 2012. We also had $89.1 million of additional borrowing capacity under our asset based lending agreement (the “ABL Agreement”) using March 31, 2012 data. In April 2012, we received $94.0 million in cash, subject to additional adjustments, from the sale of U.S. Pipe.
Subsequent to March 31, 2012, we repaid the outstanding balance of $48.0 million on the ABL Agreement and delivered notice to redeem 10% aggregate principal amount, or $22.5 million, of the Senior Unsecured Notes at a redemption price of 103% plus accrued and unpaid interest on May 18, 2012. We expect to record a loss on early extinguishment of debt of $1.5 million on that date.
Cash flows from operating activities from continuing operations are categorized below.

	Six months ended
	March 31,
	2012	2011
	(in millions)
Collections from customers	$463.7	$443.0
Disbursements other than interest and income taxes	(423.8)	(424.9)
Interest payments, net	(27.1)	(27.3)
Income tax refunds (payments), net	7.7	(4.2)
Cash provided by (used in) operating activities from continuing operations	$20.5	$(13.4)
Collections of receivables were higher during the six months ended March 31, 2012 compared to the prior year period primarily related to the increased net sales in 2012.
Decreased disbursements other than interest and income taxes during the six months ended March 31, 2012 reflect general timing differences of disbursements related to the purchase of material, labor and overhead, partially offset by higher purchasing activity associated with higher net sales. Also, we contributed $8.0 million to our pension plans in the six months ended March 31, 2012 compared to $15.3 million in the prior year period.
Capital expenditures were $12.1 million during the six months ended March 31, 2012 compared to $10.0 million in the prior year period. In December 2010, Mueller Co. acquired Echologics, a leak detection and pipe condition and diagnostic assessment company, for a final purchase price of $7.4 million. 2012 capital expenditures are estimated to be between $26 million and $30 million.
Our U.S. pension plan was 83.4% funded at January 1, 2012 (the most recent date this analysis has been performed) under the provisions of the Pension Protection Act. A significant portion of the assets invested in our defined benefit pension plans is invested in equity securities. If we lower our estimated rate of return on these assets, pension expense and our required contributions to these plans may increase. We currently estimate contributing between $20 million and $22 million to our pension plans during 2012.
We anticipate that our existing cash, cash equivalents and borrowing capacity combined with our expected operating cash flows will be sufficient to meet our anticipated operating expenses, capital expenditures, pension contributions and debt service obligations as they become due through March 31, 2013. However, our ability to make these payments will depend partly upon our future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control.
ABL Agreement
The ABL Agreement consists of a revolving credit facility of up to $275 million of revolving credit borrowings, swing line loans and letters of credit. The ABL Agreement also permits us to increase the size of the credit facility by an additional $150 million. We may borrow up to $25 million through swing line loans and have up to $60 million of letters of credit outstanding.
Borrowings under the ABL Agreement bear interest at a floating rate equal to LIBOR plus a margin ranging from 275 to 325 basis points, or a base rate as defined in the ABL Agreement plus a margin ranging from 175 to 225 basis points. At March 31, 2012, the applicable rates were LIBOR plus 300 basis points and the base rate plus 200 basis points.
The ABL Agreement terminates in August 2015 and had outstanding borrowings of $48.0 million at March 31, 2012. We pay a commitment fee of 50 basis points for any unused borrowing capacity under the ABL Agreement. The borrowing capacity under the ABL Agreement is not subject to any financial maintenance covenants unless excess availability is less than the greater of $34 million and 12.5% of the aggregate commitments under the ABL Agreement. If excess availability is below this threshold, we must maintain a fixed charge coverage ratio greater than 1.1. As measured using March 31, 2012 data, excess availability as reduced by outstanding borrowings, outstanding letters of credit and accrued fees and expenses of $87.1 million was $89.1 million and our additional borrowing capacity was $89.1 million.
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
8.75% Senior Unsecured Notes
We owed $225 million aggregate principal amount of 8.75% Senior Unsecured Notes at March 31, 2012. Interest on the Senior Unsecured Notes is paid semi-annually and the principal is due September 2020. We may redeem up to $22.5 million aggregate principal amount of the Senior Unsecured Notes at a redemption price of 103% plus accrued and unpaid interest once each year ending September 1, 2012 and 2013. On April 18, 2012, we delivered notice to redeem $22.5 million aggregate principal amount on May 18, 2012. We may also redeem up to $78.8 million aggregate principal amount of the Senior Unsecured Notes at a redemption price of 108.75%, plus accrued and unpaid interest, with the net cash proceeds from certain equity offerings prior to September 2013, provided that at least $146.2 million aggregate principal amount remains outstanding immediately after such redemption. After August 2015, the Senior Unsecured Notes may be redeemed at specified redemption prices plus accrued and unpaid interest. Upon a “Change of Control” (as defined in the indenture securing the Senior Unsecured Notes), we are required to offer to purchase the outstanding Senior Unsecured Notes at a purchase price of 101%, plus accrued and unpaid interest. The Senior Unsecured Notes are essentially guaranteed by all of our U.S. subsidiaries, but are subordinate to borrowings under the ABL Agreement.
7.375% Senior Subordinated Notes
We also owed $420 million of principal of 7.375% Senior Subordinated Notes (“Senior Subordinated Notes”) at March 31, 2012. Interest on the Senior Subordinated Notes is payable semi-annually and the principal is due June 2017. After May 2012, we may redeem any portion of the Senior Subordinated Notes at specified redemption prices plus accrued and unpaid interest. Upon a “Change of Control” (as defined in the indenture securing the Senior Subordinated Notes), we are required to offer to purchase the outstanding Senior Subordinated Notes at 101%, plus accrued and unpaid interest. The Senior Subordinated Notes are secured by the guarantees of essentially all of our U.S. subsidiaries, but are subordinate to the borrowings under the ABL Agreement and the Senior Unsecured Notes.

Our corporate credit rating and the credit rating for our debt are presented below.
	Moody’s		Standard & Poor's
	March 31, 2012	September 30, 2011	March 31, 2012	September 30, 2011

Corporate credit rating	B3	B3	B	B
ABL Agreement	Not rated	Not rated	Not rated	Not rated
8.75% Senior Unsecured Notes	B2	B2	B+	B+
7.375% Senior Subordinated Notes	Caa2	Caa2	CCC+	CCC+
Outlook	Stable	Stable	Stable	Stable
Off-Balance Sheet Arrangements
We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which could have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not have any undisclosed borrowings or debt, any derivative contracts other than those described in our Annual Report “Item 7A. Qualitative and Quantitative Disclosure About Market Risk” or synthetic leases. Therefore, we are not exposed to any financing, liquidity, market or credit risk that could have arisen if we had engaged in such relationships.
We use letters of credit and surety bonds in the ordinary course of business to ensure the performance of contractual obligations. At March 31, 2012, we had $38.6 million of letters of credit and $45.4 million of surety bonds outstanding.
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
(a) Material Weakness in Internal Control Over Financial Reporting
As described in Item 9A of our Annual Report, our management evaluated the effectiveness of our internal control over financial reporting as of September 30, 2011 and, based on this evaluation, identified a material weakness in our internal control over financial reporting related to our period-end consolidating process for reconciling certain health and welfare accrued liability accounts. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements would not be prevented or detected on a timely basis.
This material weakness did not result in any material misstatement of any issued financial statements. During the quarter ended December 31, 2011, we implemented additional controls and remediated this material weakness.
(b)    Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
During the quarter ended March 31, 2012, we repurchased shares of our common stock as follows.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publically announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1-31, 2012	2,643	$2.77	—	—
February 1-29, 2012	2,641	3.02	—	—
March 1-31, 2012	14,309	3.33	—	—
Total	19,593	$3.04	—	—
______________________
(1)  The total number of shares purchased consists of shares surrendered to us to pay the tax withholding obligations of participants in connection with the lapsing of restrictions on restricted stock units.

Item 6.	Exhibits
(a)Exhibits

Exhibit No.	Document
2.3
Purchase Agreement, dated March 7, 2012, among Mueller Water Products, Inc., Mueller Group, LLC and USP Holdings Inc. Incorporated by reference to Exhibit 2.3 to Mueller Water Products, Inc. Form 8-K (File no. 001-32892) filed on March 8, 2012.

10.11.5*	Fourth Amendment to Employment Agreement, dated March 1, 2012, between Mueller Water Products, Inc. and Gregory E. Hyland.
10.14.2*	Third Amendment to Employment Agreement, dated March 1, 2012, between Mueller Water Products, Inc. and Evan L. Hart.
10.15.3*	Amendment to Employment Agreement, dated March 1, 2012, between Mueller Water Products, Inc. and Thomas E. Fish.
10.31.3*
Assignment and Assumption Agreement, dated April 2, 2012, between Mueller Water Products, Inc. and United States Pipe and Foundry Company, LLC.  Incorporated by reference to Exhibit 10.21.3 to Mueller Water Products, Inc. Form 8-K (File no. 001-32892) filed on April 4, 2012.

10.24.3*	Second Amendment to Employment Agreement, dated March 1, 2012, between Mueller Water Products, Inc. and Gregory S. Rogowski.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

MUELLER WATER PRODUCTS, INC.
Date:	May 10, 2012	By:	/s/ Evan L. Hart
Evan L. Hart
Chief Financial Officer