Form 10-Q
period 2012-06-30
Mueller Water Products, Inc.
filed 2012-08-09
CIK 1350593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
☐                       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

There were 156,800,818 shares of Series A common stock of the registrant outstanding at July 31, 2012.

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements
MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	September 30,
	2012	2011
	(in millions)
Assets:
Cash and cash equivalents	$53.7	$61.0
Receivables, net	156.5	147.4
Inventories	196.9	175.9
Deferred income taxes	21.5	28.7
Other current assets	49.2	43.8
Current assets held for sale	—	142.0
Total current assets	477.8	598.8
Property, plant and equipment, net	140.5	145.7
Identifiable intangible assets	580.4	602.4
Other noncurrent assets	33.1	30.4
Noncurrent assets held for sale	—	107.7
Total assets	$1,231.8	$1,485.0

Liabilities and stockholders’ equity:
Current portion of long-term debt	$1.3	$0.9
Accounts payable	74.9	59.1
Other current liabilities	72.6	77.9
Current liabilities held for sale	—	56.9
Total current liabilities	148.8	194.8
Long-term debt	621.5	677.4
Deferred income taxes	135.6	154.2
Other noncurrent liabilities	60.0	79.6
Total liabilities	965.9	1,106.0

Commitments and contingencies (Note 12)

Common stock:
Series A common stock: 600,000,000 shares authorized;156,800,818 and 155,793,612 shares outstanding at June 30, 2012 and September 30, 2011, respectively	1.6	1.6
Additional paid-in capital	1,588.9	1,593.2
Accumulated deficit	(1,273.5)	(1,161.6)
Accumulated other comprehensive loss	(51.1)	(54.2)
Total stockholders’ equity	265.9	379.0
Total liabilities and stockholders’ equity	$1,231.8	$1,485.0

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended		Nine months ended
	June 30,		June 30,
	2012	2011	2012	2011
	(in millions, except per share amounts)
Net sales	$275.9	$259.6	$742.8	$708.3
Cost of sales	196.3	186.5	548.3	525.1
Gross profit	79.6	73.1	194.5	183.2
Operating expenses:
Selling, general and administrative	53.2	48.1	150.3	140.3
Restructuring	0.7	0.3	2.0	2.4
Total operating expenses	53.9	48.4	152.3	142.7
Operating income	25.7	24.7	42.2	40.5
Interest expense, net	14.9	16.8	46.1	49.0
Loss on early extinguishment of debt	1.5	—	1.5	—
Income (loss) before income taxes	9.3	7.9	(5.4)	(8.5)
Income tax expense (benefit)	3.4	1.0	4.1	(4.3)
Income (loss) from continuing operations	5.9	6.9	(9.5)	(4.2)
Income (loss) from discontinued operations, net of tax	3.9	(9.6)	(102.4)	(24.3)
Net income (loss)	9.8	(2.7)	(111.9)	(28.5)

Other comprehensive income (loss):
Natural gas hedges	0.3	—	—	—
Income tax effects	(0.1)	—	—	—
Interest rate swap contracts	1.3	2.1	4.3	6.0
Income tax effects	(0.5)	(0.8)	(1.7)	(2.3)
Foreign currency translation	(1.6)	(0.1)	0.4	3.1
Minimum pension liability	(1.0)	0.3	0.3	34.7
Income tax effects	0.2	(0.3)	(0.2)	(13.7)
Other		—	—	(0.3)
	(1.4)	1.2	3.1	27.5
Comprehensive income (loss)	$8.4	$(1.5)	$(108.8)	$(1.0)

Net income (loss) per basic share:
Continuing operations	$0.04	0.04	$(0.06)	$(0.03)
Discontinued operations	0.02	(0.06)	(0.66)	(0.15)
Net income (loss) per basic share	$0.06	$(0.02)	$(0.72)	$(0.18)

Net income (loss) per diluted share:
Continuing operations	$0.04	$0.04	$(0.06)	(0.03)
Discontinued operations	0.02	(0.06)	(0.66)	(0.15)
Net income (loss) per diluted share	$0.06	$(0.02)	$(0.72)	$(0.18)

Weighted average shares outstanding:
Basic	156.7	155.5	156.4	155.2
Diluted	158.0	156.6	156.4	155.2

Dividends declared per share	$0.0175	$0.0175	$0.0525	$0.0525

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended
	June 30,
	2012	2011
	(in millions)
Operating activities:
Net loss	$(111.9)	$(28.5)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss from discontinued operations	102.4	24.3
Loss from continuing operations	(9.5)	(4.2)

Depreciation	23.2	25.3
Amortization	22.0	21.9
Loss on early extinguishment of debt	1.5	—
Stock-based compensation	3.8	4.9
Deferred income taxes	12.9	(14.5)
Retirement plans	4.1	6.2
Interest rate swap contracts	4.3	6.0
Other, net	2.1	1.5
Changes in assets and liabilities, net of acquisitions:
Receivables	(9.2)	(18.0)
Inventories	(21.0)	7.2
Other assets	(0.7)	(2.0)
Liabilities	(9.0)	(34.5)
Net cash provided by (used in) operating activities from continuing operations	24.5	(0.2)
Investing activities:
Capital expenditures	(19.5)	(15.9)
Acquisitions	0.5	(7.9)
Proceeds from sales of assets	0.4	1.1
Net cash used in investing activities from continuing operations	(18.6)	(22.7)
Financing activities:
Debt borrowings	0.4	0.5
Debt payments	(57.2)	—
Common stock issued	0.3	—
Deferred financing fees paid	—	(0.4)
Dividends paid	(8.2)	(8.1)
Other	0.3	0.6
Net cash used in financing activities from continuing operations	(64.4)	(7.4)
Net cash flows from discontinued operations:
Operating activities	(36.6)	(3.0)
Investing activities	87.4	(6.1)
Net cash provided by (used in) discontinued operations	50.8	(9.1)
Effect of currency exchange rate changes on cash	0.4	1.1
Net change in cash and cash equivalents	(7.3)	(38.3)
Cash and cash equivalents at beginning of period	61.0	84.0
Cash and cash equivalents at end of period	$53.7	$45.7

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED JUNE 30, 2012
(UNAUDITED)

	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
	(in millions)
Balance at September 30, 2011	$1.6	$1,593.2	$(1,161.6)	$(54.2)	$379.0
Net loss	—	—	(111.9)	—	(111.9)
Dividends declared	—	(8.2)	—	—	(8.2)
Stock-based compensation	—	3.6	—	—	3.6
Stock issued under stock compensation plans	—	0.3	—	—	0.3
Derivative instruments	—	—	—	2.6	2.6
Foreign currency translation	—	—	—	0.4	0.4
Minimum pension liability	—	—	—	0.1	0.1
Balance at June 30, 2012	$1.6	$1,588.9	$(1,273.5)	$(51.1)	$265.9

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization
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
On April 1, 2012, we sold the businesses comprising our former U.S. Pipe segment. U.S. Pipe's results of operations have been reclassified as discontinued operations, and its assets and liabilities reclassified as held for sale, for all prior periods presented.
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
On December 14, 2010, we acquired Echologics Engineering Inc., a leak detection and pipe condition assessment company headquartered in Toronto, Canada, for $7.9 million in cash, which included $1.5 million placed in escrow related primarily to sale contingencies. During the quarter ended December 31, 2011, we resolved one of these contingencies in our favor and reduced the purchase price by $0.5 million, which reduced the associated goodwill balance to zero. During the quarter ended March 31, 2012, we released $0.5 million from escrow to the sellers. In July 2012, we released the final $0.5 million to the sellers. We have included the operating results of this business in Mueller Co.'s results effective December 14, 2010. The final allocation of the purchase price of the related assets and liabilities is presented below, in millions.

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
On April 1, 2012, we sold the businesses comprising our former U.S. Pipe segment and received proceeds of $94.0 million in cash, subject to adjustments, and the agreement by the purchaser to reimburse us for expenditures to settle certain previously-existing liabilities estimated at $10.1 million at March 31, 2012. We believe there are net additional purchase price adjustments related to net working capital that would increase the purchase price by $9.2 million. However, the purchaser has claimed net purchase price adjustments related to net working capital that would reduce the purchase price by $5.2 million. This dispute will be resolved by an independent auditor who has been selected by the parties, and we cannot make a reliable estimate of what the resolution may be. The resolution of this purchase price adjustment dispute will result in an adjustment to our recorded loss on sale of discontinued operations.
There were no assets or liabilities held for sale at June 30, 2012. The table below presents the components of the balance sheet accounts classified as assets and liabilities held for sale at September 30, 2011, in millions.

Assets:
Cash	$0.2
Receivables, net	73.4
Inventories	61.8
Other current assets	6.6
Total current assets held for sale	$142.0

Property, plant and equipment, net	$98.1
Identifiable intangible assets	8.5
Other noncurrent assets	1.1
Total noncurrent assets held for sale	$107.7

Liabilities:
Accounts payable	$48.5
Other current liabilities	8.4
Total current liabilities held for sale	$56.9
The table below represents a summary of the operating results for the U.S. Pipe discontinued operations. These operating results do not reflect what they would have been had U.S. Pipe not been classified as discontinued operations.

	Three months ended		Nine months ended
	June 30,		June 30,
	2012	2011	2012	2011
	(in millions)
Net sales	$—	$107.1	$197.0	$257.3
Cost of sales	—	109.9	197.9	270.6
Gross loss	—	(2.8)	(0.9)	(13.3)
Operating expenses (benefits)	(1.8)	8.0	8.9	24.5
Operating income (loss)	1.8	(10.8)	(9.8)	(37.8)
Interest expense	—	—	0.3	—
Loss on sale of discontinued operations	2.2	—	118.7	—
Income tax benefit	(4.3)	(1.2)	(26.4)	(13.5)
Income (loss) from discontinued operations, net of tax	$3.9	$(9.6)	$(102.4)	$(24.3)

Note 4.	Income Taxes
After including the tax effect of the loss on the sale of U.S. Pipe, our deferred tax liabilities are insufficient to fully support our deferred tax assets, which include net operating loss carryforwards.  Accordingly, we recorded income tax expense to establish valuation allowances related to deferred tax assets during the quarter ended March 31, 2012. GAAP requires us to allocate a portion of the valuation allowance charge relating to deferred tax assets at September 30, 2011 to continuing operations.  Our net operating loss carryforwards remain available to offset future taxable earnings.

The components of income tax expense (benefit) are provided below.
	Three months ended		Nine months ended
	June 30, 2012		June 30, 2012
	Continuing operations	Discontinued operations	Continuing operations	Discontinued operations
	(in millions)
Expense (benefit) from operations	$3.8	$(0.1)	$(2.4)	$(50.7)
Valuation allowance-related expense (benefit)	—	(4.2)	5.9	24.3
Other discrete items	(0.4)	—	0.6	—
Income tax expense (benefit)	$3.4	$(4.3)	$4.1	$(26.4)
At June 30, 2012 and September 30, 2011, the gross liabilities for unrecognized income tax benefits were $4.9 million and $7.8 million, respectively. The decrease is primarily related to the settlement of state audits and the expiration of the statute of limitations on a foreign issue.
We recognize interest related to uncertain income tax positions as interest expense and would recognize any penalties that may be incurred as selling, general and administrative expense. At June 30, 2012 and September 30, 2011, we had $1.0 million and $1.8 million, respectively, of accrued interest expense related to uncertain tax positions.
Generally, our state income tax returns are closed for years prior to 2007 and our Canadian income tax returns are closed for years prior to 2005. We concluded an audit by the Internal Revenue Service (the "IRS") for the years 2007 through 2010 with no adverse changes. We are also under audit by several states at various levels of completion. We do not have any material unpaid assessments.

Note 5.	Borrowing Arrangements
The components of long-term debt are presented below.

	June 30,	September 30,
	2012	2011
	(in millions)
ABL Agreement	$—	$34.0
8.75% Senior Unsecured Notes	199.8	221.7
7.375% Senior Subordinated Notes	420.0	420.0
Other	3.0	2.6
	622.8	678.3
Less current portion	(1.3)	(0.9)
Long-term debt	$621.5	$677.4
ABL Agreement. At June 30, 2012, our asset based lending agreement (the “ABL Agreement”) consisted of a revolving credit facility for up to $275 million of revolving credit borrowings, swing line loans and letters of credit. The ABL Agreement also permits us to increase the size of the credit facility by an additional $150 million in certain circumstances subject to adequate borrowing base availability. We may borrow up to $25 million through swing line loans and may have up to $60 million of letters of credit outstanding.
Borrowings under the ABL Agreement bear interest at a floating rate equal to LIBOR plus a margin ranging from 275 to 325 basis points, or a base rate, as defined in the ABL Agreement, plus a margin ranging from 175 to 225 basis points. At June 30, 2012, the applicable rates were LIBOR plus 300 basis points and the base rate plus 200 basis points.
The ABL Agreement terminates in August 2015. We pay a commitment fee of 50 basis points for any unused borrowing capacity and our obligations are secured by a first-priority perfected lien on all of our U.S. receivables and inventory, certain cash and other supporting obligations. Borrowings are not subject to any financial maintenance covenants unless excess availability is less than the greater of $34 million and 12.5% of the aggregate commitments under the ABL Agreement. As measured using June 30, 2012 data, excess availability as reduced by outstanding letters of credit and accrued fees and expenses of $37.9 million was $141.3 million and our borrowing capacity was also $141.3 million.
8.75% Senior Unsecured Notes. The 8.75% Senior Unsecured Notes (the “Senior Unsecured Notes”) mature in September 2020 and bear interest at 8.75%, paid semi-annually. Based on quoted market prices, the outstanding Senior

Unsecured Notes had a fair value of $226.3 million at June 30, 2012.
On May 18, 2012, we redeemed $22.5 million aggregate principal amount for $23.2 million, plus accrued interest, and recorded a loss on early extinguishment of debt of $1.5 million. We may redeem up to $22.5 million aggregate principal amount of the Senior Unsecured Notes at a redemption price of 103% plus accrued and unpaid interest once in the year ending September 1, 2013. We may also redeem up to $78.8 million aggregate principal amount of the Senior Unsecured Notes at a redemption price of 108.75%, plus accrued and unpaid interest, with the net cash proceeds from certain equity offerings prior to September 2013, provided that at least $146.2 million aggregate principal amount remains outstanding immediately after such redemption. After August 2015, we may redeem the Senior Unsecured Notes at specified redemption prices plus accrued and unpaid interest. Upon a Change of Control (as defined in the indenture securing the Senior Unsecured Notes), we are required to offer to purchase the outstanding Senior Unsecured Notes at a purchase price of 101% plus accrued and unpaid interest. The Senior Unsecured Notes are subordinate to borrowings under the ABL Agreement.
The indenture securing the Senior Unsecured Notes contains customary covenants and events of default, including covenants that limit our ability to incur debt, pay dividends and make investments. Substantially all of our U.S. subsidiaries guarantee the Senior Unsecured Notes. We believe we were compliant with these covenants at June 30, 2012 and expect to remain in compliance through June 30, 2013.
7.375% Senior Subordinated Notes. The 7.375% Senior Subordinated Notes (the “Senior Subordinated Notes”) mature in June 2017 and bear interest at 7.375%, paid semi-annually. Based on quoted market prices, the outstanding Senior Subordinated Notes had a fair value of $420.0 million at June 30, 2012.
We may redeem any portion of the Senior Subordinated Notes at specified redemption prices plus accrued and unpaid interest, subject to limitations under our ABL agreement and the indenture related to our Senior Unsecured Notes. Upon a Change of Control (as defined in the indenture securing the Senior Subordinated Notes), we are required to offer to purchase the outstanding Senior Subordinated Notes at a purchase price of 101%, plus accrued and unpaid interest. The Senior Subordinated Notes are subordinate to borrowings under the ABL Agreement and the Senior Unsecured Notes.
The indenture securing the Senior Subordinated Notes contains customary covenants and events of default, including covenants that limit our ability to incur debt, pay dividends and make investments. Substantially all of our U.S. subsidiaries guarantee the Senior Subordinated Notes. We believe we were compliant with these covenants at June 30, 2012 and expect to remain in compliance through June 30, 2013.

Note 6.	Derivative Financial Instruments
Our business operations expose us to commodity price risk, which we managed to some extent using derivative instruments. We entered into natural gas swap contracts to manage the price risk associated with future purchases of natural gas used in certain of U.S. Pipe's manufacturing processes. We terminated all remaining natural gas swaps in the quarter ended June 30, 2012. We have used interest rate swap contracts to manage interest rate risk associated with our variable-rate borrowings in the past, but no such contracts have been outstanding since prior to September 30, 2010.
We designated our natural gas swap contracts and interest rate swap contracts as cash flow hedges of our purchases of natural gas and future interest payments, respectively. As a result, to the extent the hedges were effective, the changes in the fair value of these contracts prior to settlement were reported as a component of other comprehensive loss and reclassified into earnings in the periods during which the hedged transactions affected earnings. Gains and losses on those contracts representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness were recognized in earnings as they occur.
Our derivative contracts were recorded at fair value using publicly observable data such as market natural gas prices and market interest rates. We did not have any derivative contracts outstanding at June 30, 2012.

The effects of our natural gas swap contracts on the consolidated statements of operations are presented below, net of tax.
	Three months ended		Nine months ended
	June 30,		June 30,
	2012	2011	2012	2011
	(in millions)
Gain (loss) recognized in other comprehensive income (loss)	$0.5	$(0.1)	$—	$(0.1)
Gain (loss) reclassified from accumulated other comprehensive loss into income	(0.2)	0.1	—	0.1
Ineffectiveness loss recognized in income	—	(0.1)	—	(0.1)
Interest Rate Swap Contracts. In the quarters ended June 30, 2012 and 2011, we reclassified $1.3 million and $2.1 million, respectively, related to previously terminated interest rate swap contracts to interest expense from accumulated other comprehensive loss. In the nine months ended June 30, 2012 and 2011, we reclassified $4.3 million and $6.0 million, respectively, related to previously terminated interest rate swap contracts to interest expense from accumulated other comprehensive loss. The unamortized portion remaining in accumulated other comprehensive loss was $0.4 million, net of tax, at June 30, 2012, and the pre-tax component is scheduled to be amortized to interest expense through September 30, 2012.

Note 7.	Retirement Plans
The components of net periodic benefit cost allocated to continuing operations for defined benefit pension plans are as follows.

	Three months ended		Nine months ended
	June 30,		June 30,
	2012	2011	2012	2011
	(in millions)
Service cost	$0.7	$0.3	$1.3	$0.8
Interest cost	7.5	2.3	12.7	7.6
Expected return on plan assets	(7.7)	(2.6)	(13.5)	(8.4)
Amortization of prior service cost	0.2	0.1	0.4	0.3
Amortization of actuarial net loss	0.2	0.6	1.8	2.2
Loss due to settlement or curtailment	—	—	—	0.7
Net periodic benefit cost	$0.9	$0.7	$2.7	$3.2
The amortization of unrecognized prior service cost and of actuarial losses, net of tax, are recorded as components of accumulated other comprehensive loss.
During the nine months ended June 30, 2012, we contributed $12.7 million to our defined benefit pension plans. We expect to contribute a total of $20 million to $22 million to our pension plans during 2012.
On April 1, 2012, we changed certain provisions of our pension and postretirement benefit plans affecting U.S. Pipe participants in these plans. These changes vested all accumulated pension benefits and then froze the plan such that no additional pension benefits would accumulate. Postretirement medical benefits will substantially cease on December 31, 2012. As a result of these provision changes, we remeasured the funded status of our U.S. pension plan and our other postretirement benefit plans in the quarter ended June 30, 2012. We recorded a pension curtailment expense of $0.2 million and an other postretirement benefit plan curtailment gain of $2.4 million, which are included in net income (loss) from discontinued operations for the three and nine months ended June 30, 2012.

The assets of the defined benefit pension plans at June 30, 2012 and September 30, 2011, by level within the fair value hierarchy, are presented below.

	June 30, 2012
	Level 1	Level 2	Level 3	Total
	(in millions)
Equity funds:
International funds	$—	$21.3	$—	$21.3
Large cap growth funds	—	7.0	—	7.0
Large cap value funds	—	36.3	—	36.3
Midcap index funds	—	4.9	—	4.9
Smallcap index funds	—	29.6	—	29.6
Mutual funds	116.7	—		116.7
Total equity funds	116.7	99.1	—	215.8
Bond funds	—	144.5	—	144.5
Cash	0.2	4.3	—	4.5
Other	—	—	1.5	1.5
Total	$116.9	$247.9	$1.5	$366.3

	September 30, 2011
	Level 1	Level 2	Level 3	Total
	(in millions)
Equity funds:
Large cap growth funds	$—	$7.5	$—	$7.5
Large cap value funds	—	7.3	—	7.3
Midcap index funds	—	2.2	—	2.2
Mutual funds	137.1	—	—	137.1
Total equity funds	137.1	17.0	—	154.1
Bond funds	—	172.7	—	172.7
Cash	0.2	3.3	—	3.5
Other	—	—	1.5	1.5
Total	$137.3	$193.0	$1.5	$331.8

Note 8.	Stock-based Compensation Plans
During the quarter ended December 31, 2011, the Company adopted the Mueller Water Products, Inc. Phantom Plan (the "Phantom Plan"). Phantom Plan awards entitle a recipient to a cash payment equal to the number of awards vesting multiplied by the closing price per share of our common stock on the vesting date. Awards generally vest in thirds on successive anniversaries of the grant date. Compensation expense for Phantom Plan awards is charged against income over the vesting period, based on the closing stock price at each balance sheet date until vested. Outstanding Phantom Plan awards had a fair value of $3.46 per instrument and a total fair value of $1.2 million at June 30, 2012.
We recorded stock-based compensation expense of $1.4 million and $4.2 million during the three and nine months ended June 30, 2012, respectively, and $0.8 million and $4.3 million during the three and nine months ended June 30, 2011, respectively. At June 30, 2012, there was approximately $4.3 million of unrecognized compensation expense related to stock-based awards.
Because the effect of including normally dilutive securities in the earnings per share calculation would have been antidilutive in loss periods, we excluded all stock-based compensation instruments from the calculations of diluted earnings per share in such periods. We excluded 5.0 million and 6.0 million of such instruments from the calculation of diluted earnings per share for the three months ended June 30, 2012 and 2011, respectively, because the impact of including them would have been antidilutive.

We granted equity awards under our Mueller Water Products, Inc. Amended and Restated 2006 Stock Incentive Plan, Mueller Water Products, Inc. 2006 Employee Stock Purchase Plan and Phantom Plan during the nine months ended June 30, 2012 as follows.

	Number of instruments	Weighted average grant date fair value per instrument	Total grant date fair value
	(in millions, except per instrument value)
Quarter ended December 31, 2011:
Restricted stock units	1.2	$2.04	$2.4
Non-qualified stock options	0.6	1.23	0.7
Employee stock purchase plan instruments	0.1	1.95	0.3
Phantom Plan awards	0.4	2.03	0.7
Quarter ended March 31, 2012:
Restricted stock units	0.1	2.79	0.4
Non-qualified stock options	0.1	1.67	0.1
Employee stock purchase plan instruments	0.1	2.14	0.2
Quarter ended June 30, 2012:
Restricted stock units	0.1	3.46	0.3
Non-qualified stock options	—	—	—
Employee stock purchase plan instruments	0.1	2.94	0.3
			$5.4

Note 9.	Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss is presented below.

	June 30,	September 30,
	2012	2011
	(in millions)
Net unrecognized loss on derivatives	$(0.4)	$(3.0)
Foreign currency translation	6.7	6.3
Minimum pension liability	(57.4)	(57.5)
	$(51.1)	$(54.2)

Note 10.	Supplemental Balance Sheet Information
Selected supplemental balance sheet information is presented below.

	June 30,	September 30,
	2012	2011
	(in millions)
Inventories:
Raw materials and purchased parts	$74.5	$56.2
Work in process	28.9	34.9
Finished goods	93.5	84.8
	$196.9	$175.9
Other current assets:
Prepaid income taxes	$13.8	$12.6
Maintenance and repair tooling	23.7	24.2
Other	11.7	7.0
	$49.2	$43.8
Property, plant and equipment:
Land	$12.3	$13.5
Buildings	70.4	70.2
Machinery and equipment	284.0	273.1
Construction in progress	12.6	10.4
	379.3	367.2
Accumulated depreciation and amortization	(238.8)	(221.5)
	$140.5	$145.7
Other current liabilities:
Compensation and benefits	$34.6	$31.6
Customer rebates	10.8	13.2
Interest	8.9	13.0
Taxes other than income taxes	3.7	3.5
Warranty	1.5	2.0
Severance	0.6	1.5
Income taxes	1.6	1.9
Restructuring	1.2	1.4
Environmental	0.3	0.3
Other	9.4	9.5
	$72.6	$77.9

Note 11.	Segment Information
Summarized financial information for our segments is presented below.

	Three months ended		Nine months ended
	June 30,		June 30,
	2012	2011	2012	2011
	(in millions)
Net sales, excluding intersegment sales:
Mueller Co.	$182.6	$165.8	$465.2	$444.5
Anvil	93.3	93.8	277.6	263.8
	$275.9	$259.6	$742.8	$708.3
Intersegment sales:
Mueller Co.	$1.5	$2.1	$5.3	$6.7
Anvil	0.1	—	0.1	0.1
	$1.6	$2.1	$5.4	$6.8
Operating income (loss):
Mueller Co.	$23.9	$22.6	$36.8	$40.9
Anvil	9.9	9.5	27.5	21.8
Corporate	(8.1)	(7.4)	(22.1)	(22.2)
	$25.7	$24.7	$42.2	$40.5
Depreciation and amortization:
Mueller Co.	$11.3	$11.8	$34.1	$35.7
Anvil	3.6	3.7	10.7	10.9
Corporate	0.1	0.2	0.4	0.6
	$15.0	$15.7	$45.2	$47.2
Restructuring:
Mueller Co.	$0.7	$0.2	$1.9	$1.2
Anvil	—	0.1	0.2	1.2
Corporate	—	—	(0.1)	—
	$0.7	$0.3	$2.0	$2.4
Capital expenditures:
Mueller Co.	$4.8	$4.1	$12.0	$11.0
Anvil	2.6	1.8	7.5	4.4
Corporate	—	—	—	0.5
	$7.4	$5.9	$19.5	$15.9
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
In September 1987, we implemented an Administrative Consent Order (“ACO”) for our Burlington, New Jersey property, which was required under the New Jersey Environmental Cleanup Responsibility Act (now known as the Industrial Site Recovery Act). The ACO required soil and ground-water cleanup, and we completed, and received final approval on, the soil cleanup required by the ACO. We expect ground-water issues as well as issues associated with the demolition of former manufacturing facilities at this site will continue and remediation by us could be required. Long-term ground-water monitoring may also be required, but we do not know how long such monitoring would be required and do not believe monitoring or further remediation costs, if any, will have a material adverse effect on our financial condition or results of operations.
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
A dispute exists with regard to federal income taxes for 1980 through 1994 allegedly owed by the Walter Energy consolidated group. According to Walter Energy's last available public filing on the matter, Walter Energy's management estimated that the amount of tax claimed by the IRS was approximately $34.0 million for issues currently in dispute in bankruptcy court for matters unrelated to us. This amount is subject to interest and penalties. Of the $34.0 million in claimed tax, $21.0 million represents issues in which the IRS is not challenging the deductibility of the particular expense but only whether such expense is deductible in a particular year. Walter Energy's management believes that Walter Energy's financial exposure should be limited to interest and possible penalties and the amount of any tax claimed will be offset by favorable adjustments in other years.
In addition, the IRS previously issued a Notice of Proposed Deficiency assessing additional tax of $82.2 million for the fiscal years ended May 31, 2000 through December 31, 2005. Walter Energy filed a formal protest with the IRS, but had not reached a final resolution with the Appeals Division at June 30, 2012. The unresolved issues relate primarily to Walter Energy's method of recognizing revenue on the sale of homes and related interest on the installment notes receivable. The items at issue relate primarily to the timing of revenue recognition and consequently, should the IRS prevail on its positions, Walter Energy's financial exposure should be limited to interest and penalties. As a matter of law, we are jointly and severally liable for any final tax determination for any year in which any of our subsidiaries were members of the Walter Energy consolidated group, which means that we would be liable in the event Walter Energy is unable to pay any amounts owed. Walter Energy has disclosed that it believes its filing positions have substantial merit and that it intends to defend vigorously any claims asserted.
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
On July 25, 2012 our board of directors declared a dividend of $0.0175 per share on our Series A common stock, payable on or about August 20, 2012 to stockholders of record at the close of business on August 10, 2012.

Note 14.	Consolidating Guarantor and Non-Guarantor Financial Information
The following information is included as a result of the guarantee by certain of our wholly-owned U.S. subsidiaries (“Guarantor Companies”) of the Senior Unsecured Notes and the Senior Subordinated Notes. None of our other subsidiaries guarantee the Senior Unsecured Notes or the Senior Subordinated Notes. Each of the guarantees is joint and several and full and unconditional. Fast Fabricators, LLC and United States Pipe and Foundry Company, LLC were released as Guarantor Companies in connection with the sale of U.S. Pipe and related balances are included with the Issuer financial information in the following tables.

Guarantor Companies are listed below.
State of incorporation or organization
Anvil International Holdings, LLC	Delaware
Anvil International, LLC	Delaware
AnvilStar, LLC	Delaware
Echologics, LLC	Delaware
Henry Pratt Company, LLC	Delaware
Henry Pratt International, LLC	Delaware
Hunt Industries, LLC	Delaware
Hydro Gate, LLC	Delaware
J.B. Smith Mfg. Co., LLC	Delaware
James Jones Company, LLC	Delaware
MCO 1, LLC	Alabama
MCO 2, LLC	Alabama
Milliken Valve, LLC	Delaware
Mueller Co. International Holdings, LLC	Delaware
Mueller Co. LLC	Delaware
Mueller Financial Services, LLC	Delaware
Mueller Group Co-Issuer, Inc.	Delaware
Mueller Group, LLC	Delaware
Mueller International, LLC	Delaware
Mueller Service California, Inc.	Delaware
Mueller Service Co., LLC	Delaware
Mueller Systems, LLC	Delaware
U.S. Pipe Valve & Hydrant, LLC	Delaware

Mueller Water Products, Inc. and Subsidiaries
Condensed Consolidating Balance Sheet
June 30, 2012

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
			(in millions)
Assets:
Cash and cash equivalents	$30.9	$(4.7)	$27.5	$—	$53.7
Receivables, net	—	137.9	18.6	—	156.5
Inventories	—	180.0	16.9	—	196.9
Deferred income taxes	21.0	—	0.5	—	21.5
Other current assets	21.4	26.8	1.0	—	49.2
Total current assets	73.3	340.0	64.5	—	477.8
Property, plant and equipment, net	1.9	130.2	8.4	—	140.5
Identifiable intangible assets	—	578.9	1.5	—	580.4
Other noncurrent assets	30.9	0.9	1.3	—	33.1
Investment in subsidiaries	(6.8)	40.0	—	(33.2)	—
Total assets	$99.3	$1,090.0	$75.7	$(33.2)	$1,231.8
Liabilities and stockholders' equity:
Current portion of long-term debt	$0.3	$1.0	$—	$—	$1.3
Accounts payable	8.2	60.8	5.9	—	74.9
Other current liabilities	27.9	41.0	3.7	—	72.6
Total current liabilities	36.4	102.8	9.6	—	148.8
Long-term debt	619.8	1.7	—	—	621.5
Deferred income taxes	135.3	—	0.3	—	135.6
Other noncurrent liabilities	50.7	8.6	0.7	—	60.0
Intercompany accounts	(1,008.8)	983.7	25.1	—	—
Total liabilities	(166.6)	1,096.8	35.7	—	965.9
Stockholders' equity	265.9	(6.8)	40.0	(33.2)	265.9
Total liabilities and stockholders' equity	$99.3	$1,090.0	$75.7	$(33.2)	$1,231.8

Mueller Water Products, Inc. and Subsidiaries
Condensed Consolidating Balance Sheet
September 30, 2011

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
			(in millions)
Assets:
Cash and cash equivalents	$36.2	$(3.8)	$28.6	$—	$61.0
Receivables, net	—	131.8	15.6	—	147.4
Inventories	—	163.4	12.5	—	175.9
Deferred income taxes	28.1	—	0.6	—	28.7
Other current assets	15.4	27.3	1.1	—	43.8
Current assets held for sale	142.0	—	—	—	142.0
Total current assets	221.7	318.7	58.4	—	598.8
Property, plant and equipment, net	3.9	132.7	9.1	—	145.7
Identifiable intangible assets	—	600.9	1.5	—	602.4
Other noncurrent assets	27.6	0.9	1.9	—	30.4
Noncurrent assets held for sale	107.7	—	—	—	107.7
Investment in subsidiaries	(23.9)	23.8	—	0.1	—
Total assets	$337.0	$1,077.0	$70.9	$0.1	$1,485.0
Liabilities and stockholders' equity:
Current portion of long-term debt	$—	$0.9	$—	$—	$0.9
Accounts payable	6.1	49.3	3.7	—	59.1
Other current liabilities	30.1	44.9	2.9	—	77.9
Current liabilities held for sale	56.9	—	—	—	56.9
Total current liabilities	93.1	95.1	6.6	—	194.8
Long-term debt	676.0	1.4	—	—	677.4
Deferred income taxes	153.8	—	0.4	—	154.2
Other noncurrent liabilities	71.0	7.9	0.7	—	79.6
Intercompany accounts	(1,035.9)	996.5	39.4	—	—
Total liabilities	(42.0)	1,100.9	47.1	—	1,106.0
Stockholders' equity	379.0	(23.9)	23.8	0.1	379.0
Total liabilities and stockholders' equity	$337.0	$1,077.0	$70.9	$0.1	$1,485.0

Mueller Water Products, Inc. and Subsidiaries
Condensed Consolidating Statement of Operations
Three months ended June 30, 2012

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
			(in millions)
Net sales	$—	$238.7	$37.2	$—	$275.9
Cost of sales	—	167.7	28.6	—	196.3
Gross profit	—	71.0	8.6	—	79.6
Operating expenses:
Selling, general and administrative	8.1	40.9	4.2	—	53.2
Restructuring	—	0.6	0.1	—	0.7
Total operating expenses	8.1	41.5	4.3	—	53.9
Operating income (loss)	(8.1)	29.5	4.3	—	25.7
Interest expense, net	14.8	0.1	—	—	14.9
Loss on early extinguishment of debt	1.5	—	—	—	1.5
Income (loss) from before income taxes	(24.4)	29.4	4.3	—	9.3
Income tax expense (benefit)	(9.0)	10.7	1.7	—	3.4
Equity in income of subsidiaries	21.3	2.6	—	(23.9)	—
Income from continuing operations	5.9	21.3	2.6	(23.9)	5.9
Income from discontinued operations, net of tax	3.9	—	—	—	3.9
Net income	9.8	21.3	2.6	(23.9)	9.8

Other comprehensive income (loss):
Natural gas hedges, net of tax	0.2	—	—	—	0.2
Interest rate swap contracts, net of tax	0.8	—	—	—	0.8
Foreign currency translation	—	—	(1.6)	—	(1.6)
Minimum pension liability, net of tax	(0.8)	—	—	—	(0.8)
	0.2	—	(1.6)	—	(1.4)
Comprehensive income	$10.0	$21.3	$1.0	$(23.9)	$8.4

Mueller Water Products, Inc. and Subsidiaries
Condensed Consolidating Statement of Operations
Three months ended June 30, 2011

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
			(in millions)
Net sales	$—	$222.1	$37.5	$—	$259.6
Cost of sales	0.2	155.8	30.5	—	186.5
Gross profit (loss)	(0.2)	66.3	7.0	—	73.1
Operating expenses:
Selling, general and administrative	6.9	37.8	3.4	—	48.1
Restructuring	—	0.2	0.1	—	0.3
Total operating expenses	6.9	38.0	3.5	—	48.4
Operating income (loss)	(7.1)	28.3	3.5	—	24.7
Interest expense, net	16.8	—	—	—	16.8
Income (loss) before income taxes	(23.9)	28.3	3.5	—	7.9
Income tax expense (benefit)	(25.6)	24.5	2.1	—	1.0
Equity in income of subsidiaries	5.2	1.4	—	(6.6)	—
Income from continuing operations	6.9	5.2	1.4	(6.6)	6.9
Loss from discontinued operations, net of tax	(9.6)	—	—	—	(9.6)
Net income (loss)	(2.7)	5.2	1.4	(6.6)	(2.7)

Other comprehensive income (loss):
Interest rate swap contracts, net of tax	1.3	—	—	—	1.3
Foreign currency translation	—	—	(0.1)	—	(0.1)
	1.3	—	(0.1)	—	1.2
Comprehensive income (loss)	$(1.4)	$5.2	$1.3	$(6.6)	$(1.5)

Mueller Water Products, Inc. and Subsidiaries
Condensed Consolidating Statement of Operations
Nine months ended June 30, 2012

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
			(in millions)
Net sales	$—	$660.8	$82.0	$—	$742.8
Cost of sales	—	483.1	65.2	—	548.3
Gross profit	—	177.7	16.8	—	194.5
Operating expenses:
Selling, general and administrative	21.8	117.7	10.8	—	150.3
Restructuring	(0.1)	2.0	0.1	—	2.0
Total operating expenses	21.7	119.7	10.9	—	152.3
Operating income (loss)	(21.7)	58.0	5.9	—	42.2
Interest expense, net	46.1	0.2	(0.2)	—	46.1
Loss on early extinguishment of debt	1.5	—	—	—	1.5
Income (loss) before income taxes	(69.3)	57.8	6.1	—	(5.4)
Income tax expense (benefit)	(17.2)	19.3	2.0	—	4.1
Equity in income (loss) of subsidiaries	42.6	4.1	—	(46.7)	—
Income (loss) from continuing operations	(9.5)	42.6	4.1	(46.7)	(9.5)
Loss from discontinued operations, net of tax	(102.4)	—	—	—	(102.4)
Net income (loss)	(111.9)	42.6	4.1	(46.7)	(111.9)

Other comprehensive income (loss):
Interest rate swap contracts, net of tax	2.6	—	—	—	2.6
Foreign currency translation	—	—	0.4	—	0.4
Minimum pension liability, net of tax	0.1	—	—	—	0.1
	2.7	—	0.4	—	3.1
Comprehensive income (loss)	$(109.2)	$42.6	$4.5	$(46.7)	$(108.8)

Mueller Water Products, Inc. and Subsidiaries
Condensed Consolidating Statement of Operations
Nine months ended June 30, 2011

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
			(in millions)
Net sales	$—	$618.1	$90.2	$—	$708.3
Cost of sales	0.1	448.0	77.0	—	525.1
Gross profit (loss)	(0.1)	170.1	13.2	—	183.2
Operating expenses:
Selling, general and administrative	21.8	109.8	8.7	—	140.3
Restructuring	—	2.0	0.4	—	2.4
Total operating expenses	21.8	111.8	9.1	—	142.7
Operating income (loss)	(21.9)	58.3	4.1	—	40.5
Interest expense, net	49.0	0.1	(0.1)	—	49.0
Income (loss) before income taxes	(70.9)	58.2	4.2	—	(8.5)
Income tax expense (benefit)	(42.0)	35.3	2.4	—	(4.3)
Equity in income of subsidiaries	24.7	1.8	—	(26.5)	—
Income (loss) from continuing operations	(4.2)	24.7	1.8	(26.5)	(4.2)
Loss from discontinued operations, net of tax	(24.3)	—	—	—	(24.3)
Net income (loss)	(28.5)	24.7	1.8	(26.5)	(28.5)

Other comprehensive income (loss):
Interest rate swap contracts, net of tax	3.7	—	—	—	3.7
Foreign currency translation	—	—	3.1	—	3.1
Minimum pension liability, net of tax	20.7	—	—	—	20.7
	24.4	—	3.1	—	27.5
Comprehensive income (loss)	$(4.1)	$24.7	$4.9	$(26.5)	$(1.0)

Mueller Water Products, Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows
Nine months ended June 30, 2012

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
			(in millions)
Operating activities:
Net cash provided by (used in) operating activities from continuing operations	$9.5	$16.0	$(1.0)	$—	$24.5
Investing activities:
Capital expenditures	(0.5)	(18.5)	(0.5)	—	(19.5)
Acquisitions	—	0.5	—	—	0.5
Proceeds from sales of assets	—	0.4	—	—	0.4
Net cash used in investing activities from continuing operations	(0.5)	(17.6)	(0.5)	—	(18.6)
Financing activities:
Debt borrowings	—	0.4	—	—	0.4
Debt payments	(57.2)	—	—	—	(57.2)
Common stock issued	0.3	—	—	—	0.3
Dividends paid	(8.2)	—	—	—	(8.2)
Other	—	0.3	—	—	0.3
Net cash provided by (used in) financing activities from continuing operations	(65.1)	0.7	—	—	(64.4)
Net cash flows from discontinued operations:
Operating activities	(36.6)	—	—	—	(36.6)
Investing activities	87.4	—	—	—	87.4
Net cash provided by discontinued operations	50.8	—	—	—	50.8
Effect of currency exchange rate changes on cash	—	—	0.4	—	0.4
Net change in cash and cash equivalents	(5.3)	(0.9)	(1.1)	—	(7.3)
Cash and cash equivalents at beginning of period	36.2	(3.8)	28.6	—	61.0
Cash and cash equivalents at end of period	$30.9	$(4.7)	$27.5	$—	$53.7

Mueller Water Products, Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows
Nine months ended June 30, 2011

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
			(in millions)
Operating activities:
Net cash provided by (used in) operating activities from continuing operations	$(9.5)	$21.2	$(11.9)	$—	$(0.2)
Investing activities:
Capital expenditures	(0.6)	(15.0)	(0.3)	—	(15.9)
Acquisitions	—	(7.9)	—		(7.9)
Proceeds from sales of assets	—	1.1	—	—	1.1
Net cash used in investing activities from continuing operations	(0.6)	(21.8)	(0.3)	—	(22.7)
Financing activities:
Debt borrowings	—	0.5	—	—	0.5
Deferred financing fees paid	(0.4)	—	—	—	(0.4)
Dividends paid	(8.1)	—	—	—	(8.1)
Other	0.6	—	—	—	0.6
Net cash provided by (used in) financing activities from continuing operations	(7.9)	0.5	—	—	(7.4)
Net cash flows from discontinued operations:
Operating activities	(3.0)	—	—	—	(3.0)
Investing activities	(6.1)	—	—	—	(6.1)
Net cash used in discontinued operations	(9.1)	—	—	—	(9.1)
Effect of currency exchange rate changes on cash	—	—	1.1	—	1.1
Net change in cash and cash equivalents	(27.1)	(0.1)	(11.1)	—	(38.3)
Cash and cash equivalents at beginning of period	51.3	(2.1)	34.8	—	84.0
Cash and cash equivalents at end of period	$24.2	$(2.2)	$23.7	$—	$45.7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto that appear elsewhere in this report. This report contains certain statements that may be deemed “forward-looking statements” within the meaning the Private Securities Litigation Reform Act of 1995. All statements that address activities, events or developments that the Company's management intends, expects, plans, projects, believes or anticipates will or may occur in the future are forward-looking statements. An example of a forward-looking statement is a statement we make regarding trending of end markets. Forward-looking statements are based on certain assumptions and assessments made by management in light of their experience and their perception of historical trends, current conditions and expected future developments. Actual results and the timing of events may differ materially from those contemplated by the forward-looking statements due to a number of factors, including regional, national or global political, economic, business, competitive, market and regulatory conditions and the following:

•	the spending level for water and wastewater infrastructure;

•	the level of manufacturing and construction activity;

•	our ability to service our debt obligations; and

•	the other factors that are described in the section entitled “RISK FACTORS” in Item 1A. of annual report on Form 10-K for the year ended September 30, 2011 ("Annual Report").
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
On April 1, 2012, we sold the businesses comprising our former U.S. Pipe segment. U.S. Pipe's results of operations have been reclassified as discontinued operations for all prior periods presented.
Unless the context indicates otherwise, whenever we refer to a particular year, we mean the fiscal year ended or ending September 30 in that particular calendar year. We manage our businesses and report operations through two business segments, Mueller Co. and Anvil, based largely on the products sold and the customers served.
Business
Consolidated net sales for the quarter ended June 30, 2012 of $275.9 million increased $16.3 million, or 6.3%, from the prior year period net sales of $259.6 million. Net sales increased due to higher shipment volumes at Mueller Co. and higher prices at both Mueller Co. and Anvil.
Most of the net sales of Mueller Co. are for water infrastructure related directly to municipal spending and residential construction activity in the United States.
Spending on water infrastructure by municipalities is based on the condition of their infrastructure systems and their access to funding. Funding generally comes from their overall fiscal condition and the availability of additional funds from the issuance of debt, higher tax rates or increased water rates. Municipalities may find it challenging to increase tax or water rates. We believe the general municipal spending environment continues to remain stable although budget pressures and economic uncertainty persist. According to U.S. Census Bureau data at June 30, 2012, state and local tax receipts grew at over 4% year-over-year for the fourth consecutive quarter. While both are showing improving trends, local tax receipt improvement is much weaker than state.
We believe residential construction activity measures indicate the housing market may be stabilizing. U.S. Census Bureau data for housing starts, on a seasonally adjusted annualized basis, indicates that housing starts in June 2012 represented the sixth consecutive month of greater than 700,000 units. June 2012 housing permit activity was above 750,000 seasonally adjusted annualized starts for the first time since October 2008. Furthermore, June 2012 single family housing starts were above 500,000 seasonally adjusted annualized units for the third consecutive month and the 539,000 seasonally adjusted annualized units reading was the strongest since April 2010.
As another potential future indicator, U.S. Census Bureau data shows housing permits in June 2012 above 700,000 seasonally adjusted annualized units for the fifth consecutive month. Both total and single family permits in June 2012 grew close to 20% on a year-over-year basis.
We believe an improving housing market would also bolster municipalities' fiscal condition, since local governments benefit from increased property taxes as well as connection and other ancillary fees associated with residential construction.
We believe that our operating results benefited from a warmer winter in 2012 than 2011 in many of our markets, but we had been uncertain of the extent to which our increased shipment volume of valves and hydrants in the quarter ended March 31, 2012 was simply due to an earlier start to the construction season. Based on third quarter results, we are more confident that volume increases in the quarter ended March 31, 2012 were not solely a pull forward of construction activity due to weather, but also resulted from growth in our end markets.
Overall we think the signs we are seeing in our water markets are mostly positive, giving us more confidence that our markets have stabilized and we could see some continued growth.
Most of Anvil's net sales are driven by commercial construction. Anvil has experienced growth in its oil & gas market since early calendar 2011, and we believe its other markets are relatively stable, though there was some decline during the quarter ended June 30, 2012 in its addressed industrial markets. We expect Anvil's oil & gas and fire protection markets to remain stable while we expect its industrial markets to remain soft in the quarter ending September 30, 2012.
Generally, raw material costs for both segments have continued to be relatively stable year-over-year, and we generally expect raw material costs to be slightly lower year-over-year in the quarter ending September 30, 2012.

Results of Operations

Three months ended June 30, 2012 compared to three months ended June 30, 2011
	2012
	Mueller Co.	Anvil	Corporate	Total
	(in millions)
Net sales	$182.6	$93.3	$—	$275.9
Gross profit	$51.6	$28.0	$—	$79.6
Operating expenses:
Selling, general and administrative	27.0	18.1	8.1	53.2
Restructuring	0.7	—	—	0.7
Total operating expenses	27.7	18.1	8.1	53.9
Operating income (loss)	$23.9	$9.9	$(8.1)	25.7
Interest expense, net				14.9
Loss on early extinguishment of debt				1.5
Income before income taxes				9.3
Income tax expense				3.4
Income from continuing operations				5.9
Income from discontinued operations, net of tax				3.9
Net income				$9.8
	2011
	Mueller Co.	Anvil	Corporate	Total
	(in millions)
Net sales	$165.8	$93.8	$—	$259.6
Gross profit	$46.7	$26.6	$(0.2)	$73.1
Operating expenses:
Selling, general and administrative	23.9	17.0	7.2	48.1
Restructuring	0.2	0.1	—	0.3
Total operating expenses	24.1	17.1	7.2	48.4
Operating income (loss)	$22.6	$9.5	$(7.4)	24.7
Interest expense, net				16.8
Income before income taxes				7.9
Income tax expense				1.0
Income from continuing operations				6.9
Loss from discontinued operations, net of tax				(9.6)
Net loss				$(2.7)
Consolidated Analysis
Net sales for the quarter ended June 30, 2012 increased to $275.9 million from $259.6 million in the prior year period. Net sales increased due to higher shipment volumes and higher pricing.
Gross profit for the quarter ended June 30, 2012 increased to $79.6 million from $73.1 million in the prior year period. Gross margin improved 70 basis points to 28.9% in the quarter ended June 30, 2012 from 28.2% in the prior year period and was positively impacted primarily by higher sales prices in both segments as well as higher shipment volumes at Mueller Co.
Selling, general and administrative expenses ("SG&A") in the quarter ended June 30, 2012 increased to $53.2 million from $48.1 million in the prior year period. SG&A increased primarily due to higher employee-related expenses at Mueller Co. and Corporate, investments associated with Mueller Systems and Echologics and other costs.
Interest expense, net was $14.9 million in the quarter ended June 30, 2012 compared to $16.8 million in the prior year period. Interest rate swap contract expense represents the amortization of unrecognized expense related to interest rate swap contracts, all of which were terminated prior to 2011. Excluding these expenses, net interest expense declined $1.1 million in the quarter ended June 30, 2012 compared to the prior year period driven primarily by reduced borrowing levels.

In the quarter ended June 30, 2012, the loss on early extinguishment of debt of $1.5 million resulted from the redemption of $22.5 million of the 8.75% Senior Unsecured Notes.

The components of interest expense, net are detailed below.
	Three months ended
	June 30,
	2012	2011
	(in millions)
7.375% Senior Subordinated Notes	$7.7	$7.7
8.75% Senior Unsecured Notes	4.8	5.0
Interest rate swap contracts	1.3	2.1
ABL Agreement borrowings	0.1	0.5
Deferred financing fees amortization	0.6	0.5
Other interest expense	0.4	1.1
	14.9	16.9
Interest income	—	(0.1)
	$14.9	$16.8

The components of income tax expense (benefit) are provided below.
	Three months ended		Three months ended
	June 30, 2012		June 30, 2011
	Continuing operations	Discontinued operations	Continuing operations	Discontinued operations
	(in millions)
Expense (benefit) from operations	$3.8	$(0.1)	$4.5	$(5.7)
Valuation allowance-related benefit	—	(4.2)	—	—
Other discrete items	(0.4)	—	(3.5)	4.5
Income tax expense (benefit)	$3.4	$(4.3)	$1.0	$(1.2)
Segment Analysis
Mueller Co.
Net sales in the quarter ended June 30, 2012 increased to $182.6 million from $165.8 million in the prior year period. Net sales increased primarily due to higher shipment volumes and higher pricing. Domestic unit shipments increased 11.5% for iron gate valves, 3.5% for hydrants and 12.7% for brass products in the quarter ended June 30, 2012 over the prior year period. Also, net sales grew approximately 50% at Mueller Systems and Echologics in the quarter ended June 30, 2012 compared to the prior year period, which we believe reflects growing customer awareness and acceptance of their products. Gross margin for the quarter ended June 30, 2012 rose to 28.2% from 28.1% in the prior year period.
SG&A in the quarter ended June 30, 2012 increased to $27.0 million compared to $23.9 million in the prior year period primarily related to employee-related expenses and ongoing investment in our Mueller Systems and Echologics businesses.
Anvil
Net sales in the quarter ended June 30, 2012 decreased to $93.3 million from $93.8 million in the prior year period. The slight decrease in net sales was due to lower shipment volumes primarily in Anvil's industrial markets that were mostly offset by higher prices. Anvil's sales to the oil & gas market were up only slightly year-over-year since the rate of growth this market experienced during 2011 has slowed.
Gross profit in the quarter ended June 30, 2012 increased to $28.0 million from $26.6 million in the prior year period. Gross margin improved to 30.0% in the quarter ended June 30, 2012 compared to 28.4% in the prior year period, driven primarily by improved sales pricing.
SG&A increased to $18.1 million in the quarter ended June 30, 2012 compared to $17.0 million in the prior year period. This was the result of small increases that were not individually meaningful across the business.

Corporate
SG&A increased to $8.1 million in the quarter ended June 30, 2012 from $7.2 million in the prior year period primarily due to higher employee-related expenses.
Nine months ended June 30, 2012 compared to nine months ended June 30, 2011

	2012
	Mueller Co.	Anvil	Corporate	Total
	(in millions)
Net sales	$465.2	$277.6	$—	$742.8
Gross profit	$113.7	$80.8	$—	$194.5
Operating expenses:
Selling, general and administrative	75.0	53.1	22.2	150.3
Restructuring	1.9	0.2	(0.1)	2.0
Total operating expenses	76.9	53.3	22.1	152.3
Operating income (loss)	$36.8	$27.5	$(22.1)	42.2
Interest expense, net				46.1
Loss on early extinguishment of debt				1.5
Loss before income taxes				(5.4)
Income tax expense				4.1
Loss from continuing operations				(9.5)
Loss from discontinued operations, net of tax				(102.4)
Net loss				$(111.9)
	2011
	Mueller Co.	Anvil	Corporate	Total
	(in millions)
Net sales	$444.5	$263.8	$—	$708.3
Gross profit	$109.7	$73.4	$0.1	$183.2
Operating expenses:
Selling, general and administrative	67.6	50.4	22.3	140.3
Restructuring	1.2	1.2	—	2.4
Total operating expenses	68.8	51.6	22.3	142.7
Operating income (loss)	$40.9	$21.8	$(22.2)	40.5
Interest expense, net				49.0
Loss before income taxes				(8.5)
Income tax benefit				(4.3)
Loss from continuing operations				(4.2)
Loss from discontinued operations, net of tax				(24.3)
Net loss				$(28.5)
Consolidated Analysis
Net sales for the nine months ended June 30, 2012 increased to $742.8 million from $708.3 million in the prior year period. Net sales increased primarily due to higher pricing across both business segments and higher Mueller Co. shipment volumes.
Gross profit for the nine months ended June 30, 2012 increased to $194.5 million from $183.2 million in the prior year period. Gross margin was 26.2% in the nine months ended June 30, 2012 and 25.9% in the prior year period, reflecting higher sales prices across both business segments.
SG&A in the nine months ended June 30, 2012 increased to $150.3 million, or 20.2% of net sales, from $140.3 million, or 19.8% of net sales, in the prior year period. SG&A increased primarily due to higher employee-related expenses at Mueller Co. and Anvil, investments associated with Mueller Systems and Echologics and other costs.
Interest expense, net was $46.1 million in the nine months ended June 30, 2012 compared to $49.0 million in the prior year period. Interest rate swap contract expense represents the amortization of unrecognized expense related to interest rate swap contracts, all of which were terminated prior to 2011. Excluding these expenses, net interest expense declined $1.2 million in the nine months ended June 30, 2012 compared to the prior year period primarily due to lower borrowing levels.
In the nine months ended June 30, 2012, the loss on early extinguishment of debt of $1.5 million resulted from the redemption of $22.5 million of the 8.75% Senior Unsecured Notes.

The components of interest expense, net are detailed below.
	Nine months ended
	June 30,
	2012	2011
	(in millions)
7.375% Senior Subordinated Notes	$23.2	$23.2
8.75% Senior Unsecured Notes	14.8	15.0
Interest rate swap contracts	4.3	6.0
ABL Agreement borrowings	1.0	1.3
Deferred financing fees amortization	1.8	1.7
Other interest expense	1.2	2.0
	46.3	49.2
Interest income	(0.2)	(0.2)
	$46.1	$49.0
After including the tax effect of the loss on the sale of U.S. Pipe, our deferred tax liabilities are insufficient to fully support our deferred tax assets, which include net operating loss carryforwards.  Accordingly, we recorded income tax expense to establish valuation allowances related to deferred tax assets during the nine months ended June 30, 2012. GAAP requires us to allocate a portion of the valuation allowance charge relating to deferred tax assets at September 30, 2011 to continuing operations. Our net operating loss carryforwards remain available to offset future taxable earnings.

The components of income tax expense (benefit) are provided below.
	Nine months ended		Nine months ended
	June 30, 2012		June 30, 2011
	Continuing operations	Discontinued operations	Continuing operations	Discontinued operations
	(in millions)
Benefit from operations	$(2.4)	$(50.7)	$(4.9)	$(13.6)
Valuation allowance-related expense	5.9	24.3	—	—
Other discrete items	0.6	—	0.6	0.1
Income tax expense (benefit)	$4.1	$(26.4)	$(4.3)	$(13.5)

Segment Analysis
Mueller Co.
Net sales in the nine months ended June 30, 2012 increased to $465.2 million from $444.5 million in the prior year period. Net sales increased due to higher shipment volumes and higher pricing.
Gross profit in the nine months ended June 30, 2012 increased to $113.7 million from $109.7 million in the prior year period. Gross margin decreased to 24.4% in the nine months ended June 30, 2012 compared to 24.7% in the prior year period, driven by a higher level of lower-margin sales at Mueller Systems and Echologics as these businesses expand their capabilities.
SG&A in the nine months ended June 30, 2012 increased to $75.0 million compared to $67.6 million in the prior year period. The majority of this increase related to ongoing investment in Echologics, which was acquired in December 2010, and Mueller Systems. SG&A was 16.1% of net sales in the nine months ended June 30, 2012 compared to 15.2% of net sales in the prior year period.
Anvil
Net sales in the nine months ended June 30, 2012 increased to $277.6 million from $263.8 million in the prior year period. Net sales increased primarily due to higher pricing.
Gross profit in the nine months ended June 30, 2012 increased to $80.8 million from $73.4 million in the prior year period. Gross margin improved to 29.1% in the nine months ended ended June 30, 2012 from 27.8% in the prior year period, driven primarily by improved sales pricing.
SG&A increased to $53.1 million in the nine months ended June 30, 2012 compared to $50.4 million in the prior year period. This was the result of small increases that were not individually meaningful across the business.
Corporate
SG&A decreased to $22.2 million in the nine months ended June 30, 2012 from $22.3 million in the prior year period.
Liquidity and Capital Resources
We had cash and cash equivalents of $53.7 million at June 30, 2012. We also had $141.3 million of borrowing capacity under our asset based lending agreement (the “ABL Agreement”) using June 30, 2012 data. In April 2012, we received $94.0 million in cash, subject to additional adjustments, from the sale of U.S. Pipe. We believe there are net additional purchase price adjustments related to net working capital that would increase the purchase price by $9.2 million. However, the purchaser has claimed net purchase price adjustments related to net working capital that would reduce the purchase price by $5.2 million. This dispute will be resolved by an independent auditor who has been selected by the parties, and we cannot make a reliable estimate of what the resolution may be. The resolution of this purchase price adjustment dispute will result in an adjustment to our recorded loss on sale of discontinued operations.
During the quarter ended June 30, 2012, we repaid the outstanding balance of $48.0 million on the ABL Agreement and redeemed 10% aggregate principal amount, or $22.5 million, of the Senior Unsecured Notes at a redemption price of 103% plus accrued and unpaid interest and recorded a loss on early extinguishment of debt of $1.5 million.

Cash flows from operating activities from continuing operations are categorized below.
	Nine months ended
	June 30,
	2012	2011
	(in millions)
Collections from customers	$733.3	$690.4
Disbursements other than interest and income taxes	(672.2)	(642.1)
Interest payments, net	(43.8)	(43.8)
Income tax refunds (payments), net	7.2	(4.7)
Cash provided by (used in) operating activities from continuing operations	$24.5	$(0.2)
Collections of receivables were higher during the nine months ended June 30, 2012 compared to the prior year period primarily related to the increased net sales in 2012.

Increased disbursements other than interest and income taxes during the nine months ended June 30, 2012 reflect higher purchasing activity associated with higher net sales, higher raw material costs, and general timing differences of disbursements related to the purchase of material, labor and overhead. Also, we contributed $12.7 million to our pension plans in the nine months ended June 30, 2012 compared to $19.3 million in the prior year period.
Capital expenditures were $19.5 million during the nine months ended June 30, 2012 compared to $15.9 million in the prior year period. In December 2010, Mueller Co. acquired Echologics, a leak detection and pipe condition and diagnostic assessment company, for a final purchase price of $7.4 million. We estimate 2012 capital expenditures will be between $28 million and $30 million.
Our U.S. pension plan was 83.4% funded at January 1, 2012 (the most recent date this analysis has been performed) under the provisions of the Pension Protection Act. A significant portion of the assets invested in our defined benefit pension plans is invested in equity securities. If we lower our estimated rate of return on these assets, pension expense and our required contributions to these plans may increase. We estimate contributing between $20 million and $22 million to our pension plans during 2012.
We anticipate that our existing cash, cash equivalents and borrowing capacity combined with our expected operating cash flows will be sufficient to meet our anticipated operating expenses, capital expenditures, pension contributions and debt service obligations as they become due through June 30, 2013. However, our ability to make these payments will depend partly upon our future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control.
ABL Agreement
The ABL Agreement consists of a revolving credit facility of up to $275 million of revolving credit borrowings, swing line loans and letters of credit. The ABL Agreement also permits us to increase the size of the credit facility by an additional $150 million. We may borrow up to $25 million through swing line loans and have up to $60 million of letters of credit outstanding.
Borrowings under the ABL Agreement bear interest at a floating rate equal to LIBOR plus a margin ranging from 275 to 325 basis points, or a base rate as defined in the ABL Agreement plus a margin ranging from 175 to 225 basis points. At June 30, 2012, the applicable rates were LIBOR plus 300 basis points and the base rate plus 200 basis points.
The ABL Agreement terminates in August 2015 and had no outstanding borrowings at June 30, 2012. We pay a commitment fee of 50 basis points for any unused borrowing capacity under the ABL Agreement. The borrowing capacity under the ABL Agreement is not subject to any financial maintenance covenants unless excess availability is less than the greater of $34 million and 12.5% of the aggregate commitments under the ABL Agreement. If excess availability is below this threshold, we must maintain a fixed charge coverage ratio greater than 1.1. As measured using June 30, 2012 data, excess availability as reduced by outstanding letters of credit and accrued fees and expenses of $37.9 million was $141.3 million and our borrowing capacity was also $141.3 million.
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
The ABL Agreement contains customary negative covenants and restrictions on our ability to engage in specified activities, such as:

•	limitations on other debt, liens, investments and guarantees;

•	restrictions on dividends and redemptions of our capital stock and prepayments and redemptions of debt; and

•	restrictions on mergers and acquisition, sales of assets and transactions with affiliates.

8.75% Senior Unsecured Notes
We owed $202.5 million aggregate principal amount of 8.75% Senior Unsecured Notes at June 30, 2012. Interest on the Senior Unsecured Notes is paid semi-annually and the principal is due September 2020. We may redeem up to $22.5 million aggregate principal amount of the Senior Unsecured Notes at a redemption price of 103% plus accrued and unpaid interest once during the year ending September 1, 2013. On May 18, 2012, we redeemed $22.5 million aggregate principal amount for $23.2 million, plus accrued interest, and recorded a loss on early extinguishment of debt of $1.5 million. We may also redeem up to $78.8 million aggregate principal amount of the Senior Unsecured Notes at a redemption price of 108.75%, plus accrued and unpaid interest, with the net cash proceeds from certain equity offerings prior to September 2013, provided that at least $146.2 million aggregate principal amount remains outstanding immediately after such redemption. After August 2015, the Senior Unsecured Notes may be redeemed at specified redemption prices plus accrued and unpaid interest. Upon a “Change of Control” (as defined in the indenture securing the Senior Unsecured Notes), we are required to offer to purchase the outstanding Senior Unsecured Notes at a purchase price of 101%, plus accrued and unpaid interest. The Senior Unsecured Notes are essentially guaranteed by all of our U.S. subsidiaries, but are subordinate to borrowings under the ABL Agreement.
7.375% Senior Subordinated Notes
We also owed $420 million of principal of 7.375% Senior Subordinated Notes (“Senior Subordinated Notes”) at June 30, 2012. Interest on the Senior Subordinated Notes is payable semi-annually and the principal is due June 2017. We may redeem any portion of the Senior Subordinated Notes at specified redemption prices plus accrued and unpaid interest, subject to limitations under our ABL agreement and the indenture related to our Senior Unsecured Notes. Upon a “Change of Control” (as defined in the indenture securing the Senior Subordinated Notes), we are required to offer to purchase the outstanding Senior Subordinated Notes at 101%, plus accrued and unpaid interest. The Senior Subordinated Notes are secured by the guarantees of essentially all of our U.S. subsidiaries, but are subordinate to the borrowings under the ABL Agreement and the Senior Unsecured Notes.

Our corporate credit rating and the credit rating for our debt are presented below.
	Moody’s		Standard & Poor's
	June 30,	September 30,	June 30,	September 30,
	2012	2011	2012	2011

Corporate credit rating	B3	B3	B	B
ABL Agreement	Not rated	Not rated	Not rated	Not rated
8.75% Senior Unsecured Notes	B2	B2	B+	B+
7.375% Senior Subordinated Notes	Caa2	Caa2	CCC+	CCC+
Outlook	Stable	Stable	Stable	Stable
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
We use letters of credit and surety bonds in the ordinary course of business to ensure the performance of contractual obligations. At June 30, 2012, we had $37.7 million of letters of credit and $40.4 million of surety bonds outstanding.
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
During the quarter ended June 30, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
During the quarter ended June 30, 2012, we repurchased shares of our common stock as follows.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publically announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April 1-30, 2012	1,494	$3.48	—	—
May 1-31, 2012	14,299	3.68	—	—
June 1-30, 2012	—	—	—	—
Total	15,793	$3.66	—	—
______________________
(1)  The total number of shares purchased consists of shares surrendered to us to pay the tax withholding obligations of participants in connection with the lapsing of restrictions on restricted stock units.

Item 6.	Exhibits
(a)Exhibits

Exhibit No.	Document
10.21.3
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
101*
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language), (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Stockholders' Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements.

*	Filed with this quarterly report

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MUELLER WATER PRODUCTS, INC.
Date:	August 9, 2012	By:	/s/ Evan L. Hart
Evan L. Hart
Chief Financial Officer