Form 10-K
period 2012-09-30
Mueller Water Products, Inc.
filed 2012-11-29
CIK 1350593

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes ☒ No
There were 156,949,115 shares of common stock of the registrant outstanding at November 13, 2012. At March 31, 2012, the aggregate market value of the voting and non-voting common stock held by non-affiliates (assuming only for purposes of this computation that directors and executive officers may be affiliates) was $514 million based on the closing price per share as reported on the New York Stock Exchange.
DOCUMENTS INCORPORATED BY REFERENCE
Applicable portions of the Proxy Statement for the Annual Meeting of Stockholders of the Company to be held on January 30, 2013 are incorporated by reference into Part III of this Form 10-K.

Introductory Note
In this Annual Report on Form 10-K (this “annual report”), (1) the “Company,” “we,” “us” or “our” refer to Mueller Water Products, Inc. and its subsidiaries, including Mueller Co. and Anvil or their management; (2) “Mueller Co.” refers to Mueller Co. LLC, our subsidiary; (3) “Anvil” refers to Anvil International, LLC, our subsidiary; and (4) “U.S. Pipe” refers to United States Pipe and Foundry Company, LLC, our former subsidiary. With regard to the Company's segments, “we,” “us” or “our” may also refer to the segment being discussed or its management.
On April 1, 2012, we sold the businesses comprising our former U.S. Pipe segment. U.S. Pipe's results of operations have been reclassified as discontinued operations, and its assets and liabilities reclassified as held for sale, for all prior periods. Unless the context indicates otherwise, amounts related to our former U.S. Pipe segment have been excluded from amounts presented in this annual report.
Certain of the titles and logos of our products referenced in this annual report are our intellectual property. Each trade name, trademark or servicemark of any other company appearing in this annual report is the property of its holder.
Unless the context indicates otherwise, whenever we refer in this annual report to a particular year, we mean the fiscal year ended or ending September 30 in that particular calendar year. We manage our business and report operations through two business segments: Mueller Co. and Anvil, based largely on the products sold and the customers served.
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
Most of our primary competitors are not publicly traded companies. Accordingly, only limited current public information is available with respect to the size of our end markets or our relative strength or competitive position. Our statements in this annual report about our relative market strength and competitive position with respect to other products are based on our beliefs, studies and judgments concerning industry trends.
Forward-Looking Statements
This annual report contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements that address activities, events or developments that we intend, expect, plan, project, believe or anticipate will or may occur in the future are forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements we make regarding general economic conditions, spending by municipalities, the outlook for the residential and non-residential construction markets, the stability of Anvil's markets, Hurricane Sandy and the “fiscal cliff” and the impacts of these factors on our business. Forward-looking statements are based on certain assumptions and assessments made by us in light of our experience and perception of historical trends, current conditions and expected future developments. Actual results and the timing of events may differ materially from those contemplated by the forward-looking statements due to a number of factors, including regional, national or global political, economic, business, competitive, market and regulatory conditions and the following:

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

*
All or a portion of the referenced section incorporated by reference from our definitive proxy statement that will be issued in connection with the Annual Meeting of Stockholders to be held on January 30, 2013.

PART I

Item 1.	BUSINESS

Our Company
Mueller Water Products, Inc. is a leading manufacturer and marketer of products and services used in the transmission, distribution and measurement of water. Our product portfolio includes engineered valves, fire hydrants, metering products and systems, leak detection and pipe condition assessment services and a broad range of pipe fittings, couplings and hangers for heating, ventilation and air conditioning (“HVAC”), fire protection, industrial, energy and oil & gas applications. Our products and services are used by municipalities and the residential and non-residential construction industries, and enjoy leading positions due to their strong brand recognition and reputation for quality, service and innovation. We believe that we have one of the largest installed bases of iron gate valves and fire hydrants in the United States. Our valve or fire hydrant products are specified for use in the 100 largest metropolitan areas in the United States. Our large installed base, broad product range and well-known brands have led to long-standing relationships with the key distributors and end users of our products. Approximately 70% of our net sales in 2012 came from products for which we believe we have a leadership position in the United States and Canada. Our net sales were $1,023.9 million in 2012.
We manage our business and report operations through two business segments, based largely upon the products sold and the customers served: Mueller Co. and Anvil. Segment revenue and profit information and additional financial data and commentary on the recent financial results for operating segments are provided in the Segment Analysis section in Part II, Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” and in Note 17 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Schedules” of this annual report.
Mueller Co.
Mueller Co. manufactures valves for water and gas systems, including iron gate, butterfly, tapping, check, plug and ball valves, as well as dry-barrel and wet-barrel fire hydrants and a broad line of pipe repair products, such as clamps and couplings used to repair leaks. Mueller Co. also offers residential and commercial metering products and systems and leak detection and pipe condition assessment products and services. Sales of Mueller Co. products are driven principally by spending on water and wastewater infrastructure upgrade, repair and replacement and construction of new water and wastewater infrastructure, which is typically associated with construction of new residential communities. Mueller Co. products are sold primarily through waterworks distributors. We estimate that a substantial majority of Mueller Co.'s 2012 net sales were for infrastructure upgrade, repair and replacement.
Anvil
Anvil manufactures and sources a broad range of products, including a variety of fittings, couplings, hangers, valves and related products for use in many forms of non-residential construction for HVAC, fire protection, industrial, energy and oil & gas applications. Anvil's products are sold primarily through distributors who then sell the products to a wide variety of end users. These distributors are serviced primarily through Anvil's distribution centers. We believe Anvil's network of distributors is the largest such distribution network serving similar end users.

Major products and selected brand names
The table below illustrates each segment's net sales during 2012, major product lines, estimated product positions, selected brand names and primary end users.

	Mueller Co.	Anvil
Net sales (in millions)	$652.4	$371.5
Major product lines (estimated product position in U.S. and Canada*)	Fire hydrants (#1)	Pipe fittings and couplings (#1)
	Iron gate valves (#1)	Grooved products (#2)
	Butterfly and ball valves (#1)	Pipe hangers (#2)
Plug valves (#2)
Metering products and systems
Brass products (#2)
Selected brand names	Canada Valve™	Anvil®
	Echologics	AnvilStar®
	Hersey®	Anvil-Strut®
	HydroGate®	Beck®
	HydroGuard®	Catawissa™
	Jones®	Gruvlok®
	LeakFinderRT™	J.B. Smith™
	LeakListener™	Merit®
	LeakTuner™	SPF®
Mi.Data™
Mi.Hydrant™
Mi.Net®
Milliken™
Mueller ServiceSM
Mueller SystemsSM
Mueller®
Pratt®
U.S. Pipe Valve and Hydrant
Primary end users	Water and wastewater infrastructure	HVAC, fire protection, industrial, energy and oil & gas

*
Product position information is based on our net sales compared to our estimates of the net sales of our principal competitors for these product categories. Our estimates are based on internal analyses and information from trade associations and our distributor networks, where available.

The Public Offerings, the Spin-off and the Sale of U.S. Pipe
Mueller Water Products, Inc. is a Delaware corporation that was incorporated on September 22, 2005 under the name Mueller Holding Company, Inc. It is the surviving corporation of the merger on February 2, 2006 of Mueller Water Products, LLC and Mueller Water Products Co-Issuer, Inc. with and into Mueller Holding Company, Inc. We changed our name to Mueller Water Products, Inc. on February 2, 2006. On June 1, 2006, we completed an initial public offering of 28,750,000 shares of common stock.
On December 14, 2006, Walter Energy, Inc. (“Walter Energy”, formerly Walter Industries, Inc.) distributed to its shareholders 85,844,920 shares of our Series B common stock (the “Spin-off”). On January 28, 2009, each share of Series B common stock was converted into one share of Series A common stock and the Series A designation was discontinued.
On September 23, 2009, we completed a public offering of 37,122,000 shares of common stock.
On April 1, 2012, we completed the sale of the businesses comprising our former U.S. Pipe segment.

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
We will maintain our leadership positions with our customers and end users by leveraging our brand names and large installed base; our valve or fire hydrant products' specification in all of the largest 100 metropolitan areas in the United States; our established and extensive distribution channels; and our broad range of leading water infrastructure, flow control and piping component system products, as well as by developing and introducing additional products and services.
We will continue to enhance operational excellence.
We will continue to pursue superior product engineering, design and manufacturing by investing in technologically advanced manufacturing processes, such as lost foam casting and automated molding machinery. We will also seek opportunities to improve manufacturing efficiency safely by increasing the use of our manufacturing facility in China and continuing our other cost-reduction and efficiency initiatives. We will continue to expand the use of LEAN manufacturing and Six Sigma business improvement methodologies where appropriate to safely capture higher levels of quality, service and operational efficiency. We will also continue to evaluate outsourcing certain products wherever doing so will lower our costs while maintaining quality and service.
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
We will expand internationally.
We will selectively pursue attractive international opportunities, including potential acquisitions, that may enable us to enter new markets with growth potential, strengthen our current competitive positions, enhance our existing product and service offerings, expand our technological capabilities or provide synergy opportunities.

Description of Products and Services
We offer a broad line of water infrastructure, flow control and piping component system products primarily in the United States and Canada. Our principal products are water and gas valves, fire hydrants, metering products and systems and a broad range of pipe fittings, couplings and hangers. Our products are generally designed, manufactured and tested in compliance with industry standards.
We also offer leak detection and pipe condition assessment services through Mueller Co.
Mueller Co.
Mueller Co.'s water products are manufactured to meet or exceed American Water Works Association (“AWWA”) Standards and are certified to NSF 61 for potable water conveyance. In addition, many of these products carry Underwriters Laboratory (“UL”) and Factory Mutual (“FM”) approvals. These products are typically specified by the water utility for use in its system.
Water and Gas Valves and Related Products.  Mueller Co. manufactures valves for water and gas systems, including iron gate, butterfly, tapping, check, plug and ball valves and sells these products under a variety of brand names, including Mueller and U.S. Pipe Valve and Hydrant. Water and gas valves and related products accounted for $401.8 million, $387.9 million and $411.6 million of our gross sales during 2012, 2011 and 2010, respectively. Our valve products are used to control transmission of potable water, non-potable water or gas. Water valve products typically range in size from ¾ inch to 36 inches in diameter, but we also manufacture significantly larger valves as custom order work through our Henry Pratt unit. Most of these valves are used in water distribution and water treatment facilities.

We also produce small valves, meter bars and line stopper fittings for use in gas systems. In addition, we manufacture machines and tools for tapping, drilling, extracting, installing and stopping-off, which are designed to work with our water and gas fittings and valves as an integrated system.
Fire Hydrants.  Mueller Co. manufactures dry-barrel and wet-barrel fire hydrants. Sales of fire hydrants and fire hydrant parts accounted for $149.0 million, $137.6 million and $137.6 million of our gross sales in 2012, 2011 and 2010, respectively. We sell fire hydrants for new water infrastructure development, fire protection systems and water infrastructure repair and replacement projects.
Our fire hydrants consist of an upper barrel and nozzle section and a lower barrel and valve section that connects to a water main. In dry-barrel hydrants, the valve connecting the barrel of the hydrant to the water main is located below ground at or below the frost line, which keeps the hydrant upper barrel dry. We sell dry-barrel fire hydrants with the Mueller and U.S. Pipe Valve and Hydrant brand names in the United States and the Mueller and Canada Valve brand names in Canada. We also make wet-barrel hydrants, where the valves are located in the hydrant nozzles and the barrel contains water at all times. Wet-barrel hydrants are made for warm weather climates in locations such as California and Hawaii and sold under the Jones brand name.
Most municipalities have a limited number of fire hydrant brands that are approved for installation within their system due to their desire to use the same tools and operating instructions across their system and to minimize inventories of spare parts. We believe that our large installed base of fire hydrants throughout the United States and Canada and our reputation for superior quality and performance, together with our incumbent specification position, have contributed to the leading positions of our fire hydrants. Our large installed base also leads to recurring sales as components of an installed hydrant are replaced.
Water technologies and other products and services.  Mueller Co. manufactures a variety of intelligent water technology products under the Mueller Systems and Hersey Meters brand names that are designed to help water providers accurately measure water usage. These products include water meters, advanced metering infrastructure systems and automated meter reading products. These products have the capability to measure water usage ranging from small residential flows to large commercial and industrial applications.
Mueller Co. offers leak detection and pipe condition assessment products and services under the Echologics brand name and installation, replacement and maintenance services on new and existing valves, fire hydrants and service lines under the Mueller Service brand name.  Services include wet taps, dry installs, line stops and main-to-meter connections with full excavation and refurbishment.
Other products include pipe repair products, such as clamps and couplings used to repair leaks and municipal castings, such as manhole covers and street drain grates. We sell these products under the Mueller and Jones brand names.
Anvil
Anvil products include a variety of fittings, couplings, hangers, valves and related pipe products for use in non-residential construction for industrial, HVAC, fire protection, energy and oil & gas applications. Anvil's net sales were $371.5 million, $359.1 million and $346.9 million in 2012, 2011 and 2010, respectively, of which $94.7 million, $87.9 million and $100.3 million, respectively, were of products manufactured by third parties.
The majority of Anvil's products are not specified by an architect or an engineer, but are required to be manufactured to industry specifications, which could include material composition, tensile strength and various other requirements. Many products carry the UL, FM or other approval rating.
Fittings and Couplings. Anvil manufactures threaded and grooved pipe fittings and couplings. Pipe fittings and couplings join two pieces of pipe together. The five primary categories of pipe fittings and couplings that we manufacture are listed below.

•
Cast Iron Fittings. Cast iron is an economical threaded fittings material and is the standard used in the United States for low pressure applications, such as sprinkler systems and other fire protection systems. We believe that the substantial majority of our cast iron products are used in the fire protection industry, with the remainder used in steam and other HVAC applications.

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

•
Nipples.  Pipe nipples are used to expand or compress the flow between pipes of different diameters. The pipe nipples product line is a complementary product offering that is packaged with cast iron fittings for fire protection products, malleable iron fittings for industrial applications and our forged steel products for oil & gas and chemical applications. Pipe nipples are also general plumbing items.

Hangers. Anvil manufactures a broad array of pipe hangers and supports.  Standard pipe hangers and supports are used in fire protection sprinkler systems and HVAC applications where the objective is to provide rigid support from the building structure. Special order, or engineered, pipe supports are used in power plants and petrochemical plants where the objective is to support a piping system that is subject to thermal, dynamic or seismic movement.
Other Products.  Anvil also distributes other products, including forged steel pipe fittings, hammer unions, bull plugs and swage nipples used to connect pipe in oil & gas applications.

Sales, Marketing and Distribution
We sell primarily to distributors. Our distributor relationships are generally non-exclusive, but we attempt to align ourselves with key distributors in every market we serve. We believe that Mueller is the most recognized brand in the U.S. water infrastructure industry.
Mueller Co.
Mueller Co. sells its products, primarily through waterworks distributors, to a wide variety of end user customers, including municipalities, water and wastewater utilities, gas utilities, and fire protection and construction contractors. Sales of our products are heavily influenced by the specifications for the underlying projects. Approximately 13%, 14% and 15% of Mueller Co.'s net sales were to Canadian customers in 2012, 2011 and 2010, respectively.
At September 30, 2012, Mueller Co. had 118 sales representatives in the field and 117 inside marketing and sales professionals, as well as 130 non-employee manufacturers' representatives. In addition to calling on distributors, these representatives also call on municipalities, water companies and other end users to ensure that the products specified for their projects are our products or comparable to our products. Municipalities often require contractors to use the same products that have been historically used by that municipality.
Mueller Co.'s large installed base, broad product range and well-known brands have led to many long-standing relationships with the key distributors in the industries we serve. Our distribution network covers all of the major locations for our products in the United States and Canada. Although we have long-standing relationships with most of our key distributors, we typically do not have long-term contracts with them. We do not have written contracts with our two largest distributors, which together accounted for approximately 29%, 29% and 31% of Mueller Co.'s gross sales in 2012, 2011 and 2010, respectively. The loss of either of these distributors could have a material adverse effect on our business. See “Item 1A. RISK FACTORS-Our business depends on a small group of key distributors for a significant portion of our sales.”
Anvil
Anvil sells its products primarily to distributors who then resell the products to a wide variety of end users, including commercial contractors. At September 30, 2012, Anvil's sales force consisted of 130 sales and customer service representatives and 21 independent sales representatives. Anvil ships products primarily from four major regional distribution centers, from which we are generally able to provide 24-hour turnaround. Approximately 7%, 7% and 14% of Anvil's net sales were to Canadian customers during 2012, 2011 and 2010, respectively. Anvil sold its Canadian wholesale distribution business in January 2010.
Anvil generally does not have written contracts with its distributors, although it has long-standing relationships with most of its key distributors. Anvil's top five distributors together accounted for approximately 24%, 24% and 20% of Anvil's gross sales in 2012, 2011 and 2010, respectively. The loss of any one of these distributors could have a material adverse effect on our business. See “Item 1A. RISK FACTORS-Our business depends on a small group of key distributors for a significant portion of our sales.”

Backlog

Backlog is a meaningful indicator for the Henry Pratt and Mueller Systems units of Mueller Co. Henry Pratt manufactures valves and other parts for large projects that typically require design and build specifications. The delivery lead time for parts used for these projects can be as long as nine months. Mueller Systems manufactures water meters that are sometimes ordered in large quantities with sequential delivery dates over an extended time period. Backlog for Henry Pratt and Mueller Systems is presented below.

	September 30,
	2012	2011
	(in millions)
Henry Pratt	$64.1	$57.7
Mueller Systems	21.9	13.2

Manufacturing
See “Item 2. PROPERTIES” for a description of our principal manufacturing facilities.
We will continue to expand the use of LEAN manufacturing and Six Sigma business improvement methodologies where appropriate to safely capture higher levels of quality, service and operational efficiency.
Mueller Co.
At September 30, 2012, Mueller Co. operated ten manufacturing facilities in the United States, Canada and China. Our manufacturing operations include foundry, machining, fabrication, assembly, testing and painting operations. Not all facilities perform each of these operations. Our existing manufacturing capacity is sufficient for anticipated near-term requirements. We have no current plans to expand capacity.
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
Anvil
At September 30, 2012, Anvil operated eight manufacturing facilities in the United States.  Our manufacturing operations include foundry, heat treating, machining, fabricating, assembling, testing and painting operations.  Not every facility performs each of these operations. Our foundry operations employ automated vertical and horizontal green sand molding equipment. Our products are made in a high volume production environment extensively using high-speed computer controlled machines and other automated equipment.

Purchased Components and Raw Materials
Our products are made using various purchased components and several basic raw materials, including scrap steel, sand, resin, brass ingot and steel pipe. Purchased parts and raw materials represented 34% and 16%, respectively, of cost of goods sold in 2012.

Research and Development
Our primary research and development (“R&D”) facilities are located in Chattanooga, Tennessee and Middleborough, Massachusetts for Mueller Co. and in North Kingstown, Rhode Island for Anvil. The primary focus of these operations is to develop new products, improve and refine existing products and obtain and assure compliance with industry approval certifications or standards (such as AWWA, UL, FM and The Public Health and Safety Company).  At September 30, 2012, we employed 86 people dedicated to R&D activities.  R&D expenses were $12.7 million, $9.9 million and $7.8 million during 2012, 2011 and 2010, respectively. The increases in our R&D expense relate primarily to development of our newer water-technology products. We actively seek patent protection where possible to prevent copying of our proprietary products.

Patents, Licenses and Trademarks
We have active patents and trademarks relating to the design of our products and trademarks for our brands and products. We have filed and continue to file, when appropriate, patent applications used in connection with our business and products. Most of the patents for technology underlying our products have been in the public domain for many years, and we do not believe third-party patents individually or in the aggregate are material to our business. However, we consider the pool of proprietary information, consisting of expertise and trade secrets relating to the design, manufacture and operation of our products to be particularly important and valuable. We generally own the rights to the products that we manufacture and sell and we are not dependent in any material way upon any license or franchise to operate. See “Item 1A. RISK FACTORS-Any inability to protect our intellectual property and the expiration of our patents could adversely affect our competitive position.”

Seasonality
See “Item 1A. RISK FACTORS-Seasonal demand of certain of our products may adversely affect our financial results.” and “Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Effect of Inflation; Seasonality.”

Competition
The U.S. and Canadian markets for water infrastructure, flow control and piping component system products are very competitive. See “Item 1A. RISK FACTORS-Our markets are very competitive.” However, there are only a few competitors for most of our product offerings. Many of our competitors are well-established companies with strong brand recognition. We consider our installed base, product quality, customer service level, brand recognition, price, innovation, distribution and technical support to be competitive strengths.
The competitive environment for most Mueller Co. products is mature and many end users are slow to transition to brands other than their historically preferred brand. It is difficult to increase market share in this environment. We believe that Mueller Co. fire hydrants and valves enjoy strong competitive positions based largely on their installed base, product quality and brand recognition. Our principal competitors for fire hydrants and iron gate valves are McWane, Inc. and American Cast Iron Pipe Company. The primary competitors for our brass products are The Ford Meter Box Company, Inc. and A.Y. McDonald Mfg. Co. Many brass valves are interchangeable among different manufacturers.
The markets for Anvil's products are highly competitive, price sensitive and vulnerable to the increased acceptance of products produced in perceived lower-cost countries, such as China and India. We compete primarily on the basis of availability, service, price and breadth of product offerings. Our primary competitors are Ward Manufacturing L.L.C. for cast iron and malleable iron fittings, Victaulic Company and Tyco International Ltd. for ductile grooved fittings and ERICO International Corporation, Cooper Industries plc and Carpenter & Paterson, Inc. for pipe hangers. Our mechanical and industrial customers have been slower to accept products manufactured outside the United States than our fire protection customers.

Environmental Matters
See “Item 3. LEGAL PROCEEDINGS - Environmental.”

Regulatory Matters
The production and marketing of our products and services are subject to the rules and regulations of various U.S. and non-U.S. federal, state and local agencies, including, but not limited to, rules and regulations concerning bribery, competition, environmental protection, international trade, our relationships with distributors and workplace health and safety.  We are not aware of any pending rule or regulation that is likely to have a material adverse effect on our operations. See “Item 3. LEGAL PROCEEDINGS.”
Employees
At September 30, 2012, we employed approximately 3,900 people, of whom approximately 86% work in the United States. At September 30, 2012, approximately 67% of our hourly workforce was covered by collective bargaining agreements.
Our locations with employees covered by such agreements are presented below.

Location	Expiration of current agreement(s)
Albertville, AL	September 2014
Aurora, IL	August 2015
Decatur, IL	June 2016
University Park, IL	April 2014
Bloomington, MN	March 2015
Columbia, PA	April 2014 and May 2014
Chattanooga, TN	September 2013 and October 2014
Henderson, TN	December 2015
St. Jerome, Canada	November 2014
Simcoe, Canada	November 2013
We believe that relations with our employees, including those represented by collective bargaining agreements, are good.

Geographic Information
See Note 17 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Schedules”.

Item 1A. RISK FACTORS

Risks Relating to Our Business
Our end markets are subject to economic cycles.
Our primary end markets are municipal water distribution and treatment systems, the non-residential construction industry, the oil & gas industry and new water and wastewater infrastructure associated with new residential construction. Sustained uncertainty about these end markets could cause our distributors and our end use customers to delay purchasing, or determine not to purchase, our products or services. General economic and other factors, including high levels of unemployment and home foreclosures, interest rate fluctuations, fuel and other energy costs, labor and healthcare costs, the state of credit markets (including municipal bonds, mortgages, home equity loans and consumer credit), weather, natural disasters and other factors beyond our control, could adversely affect our sales, profitability and cash flows.
A significant portion of our business depends on spending for water and wastewater infrastructure construction activity.
A significant portion of our business depends on local, state and federal spending on water and wastewater infrastructure upgrade, repair and replacement. Funds for water and wastewater infrastructure repair and replacement typically come from local taxes or water rates, and the ability of state and local governments to increase taxes or water rates may be limited. In addition, state and local governments that do not budget for capital expenditures in setting tax rates and water rates may be unable to pay for water infrastructure repair and replacement if they do not have access to other funding sources. It is not unusual for water and wastewater projects to be delayed and rescheduled for a number of reasons, including changes in project priorities and difficulties in complying with environmental and other governmental regulations.
Some state and local governments have placed or may place significant restrictions on the use of water by their constituents. These water use restrictions may lead to reduced water revenues by private water entities, municipalities or other governmental agencies, which could similarly affect funding decisions for water-related projects.

Poor economic conditions may cause states, municipalities or private water entities to receive lower than anticipated revenues, which may lead to reduced or delayed funding for water infrastructure projects. Even if favorable economic conditions exist, water infrastructure owners may choose not to address deferred infrastructure needs due to a variety of political factors or competing spending priorities.
Low levels of spending for water and wastewater infrastructure construction activity could adversely affect our sales, profitability and cash flows.
Portions of our business depend on both non-residential and new residential construction activity.
A portion of our business depends on non-residential construction, which is cyclical. Low levels of non-residential construction activity could adversely affect our sales, profitability and cash flows.
In addition, a portion of our business depends on new water and wastewater infrastructure spending, which in turn largely depends on residential construction, which is cyclical and has historically represented a significant portion of our sales, profitability and cash flows. Our previously high level of exposure to the residential construction market caused us to be severely impacted by the U.S. economic downturn over the last several years. As the U.S. economy slowly recovers and the new homebuilding market improves, our residential construction-related business may lag any increased levels of new home construction.
Our business depends on a small group of key distributors for a significant portion of our sales.
We sell our products primarily to distributors and our success depends on these outside parties operating their businesses profitably and effectively. Their profitability and effectiveness can vary significantly from company to company and among different regional groups served by the same company. Further, our distributors generally also carry competing products. We may fail to align our operations with successful distributors in any given market.
Approximately 36% of our 2012 gross sales were to our 10 largest distributors, and approximately 22% of our 2012 gross sales were to our two largest distributors, Ferguson Enterprises, Inc. and HD Supply, Inc. In 2012, Ferguson Enterprises, Inc. and HD Supply, Inc. accounted for 14% and 15%, respectively, of gross sales for Mueller Co.
Distributors in our industry have experienced consolidation in recent years. If such consolidation continues, our distributors could be acquired by other distributors who have better relationships with our competitors. Pricing and profit margin pressure may also result if consolidation among distributors continues. Pricing and profit margin pressure or the loss of any one of our key distributors in any market could adversely affect our operating results.
Our business strategy includes acquiring and investing in companies and technologies that complement our existing business, which could be unsuccessful or consume significant resources and adversely affect our operating results.
We will continue to evaluate the acquisition of strategic business, technologies and product lines with the potential to strengthen our industry position or enhance our existing set of product and service offerings. We cannot assure that we will identify or successfully complete suitable acquisitions in the future or that completed acquisitions will be successful.
Acquisitions and technology investments may involve significant cash expenditures, debt incurrence, operating losses and expenses that could have a material adverse effect on our business, financial condition, results of operations and cash flows. These types of transactions involve numerous other risks, including:
•diversion of management time and attention from daily operations;
•difficulties integrating acquired businesses, technologies and personnel into our business;

•
difficulties in obtaining and verifying full information regarding a business or technology prior to the consummation of the transaction, including the identification and assessment of liabilities, claims or other circumstances, including those relating to intellectual property claims, that could result in litigation or regulatory exposure;

•	verifying the financial statements and other business information of an acquired business;
•inability to obtain required regulatory approvals and/or required financing on favorable terms;
•potential loss of key employees, key contractual relationships or key customers;
•increased operating expenses related to the acquired business or technologies;
•the failure of new technologies, products or services to gain market acceptance with acceptable profit margins;

•	entering into new markets in which we have little or no experience or in which competitors may have stronger market positions;

•	dilution of interests of holders of our common shares through the issuance of equity securities or equity-linked securities; and

•	inability to achieve expected synergies.
Any acquisitions or investments may ultimately harm our business or financial condition, as such acquisitions may not be successful and may ultimately result in impairment charges.
Our markets are very competitive.
The U.S. and Canadian markets for water infrastructure and flow control products are very competitive. While there are only a few competitors for most of our product and service offerings, many of our competitors are well-established companies with strong brand recognition. We compete on the basis of a variety of factors, including the quality, price and innovation of our products and services. Anvil's products in particular also compete on availability and breadth of product offerings and are sold in fragmented markets with low barriers to entry. Our ability to retain our customers in the face of competition depends on our ability to market our products and services to our customers effectively.
In addition to competition from U.S. companies, we face the threat of competition from companies from other countries. The intensity of competition from these companies is affected by fluctuations in the value of the U.S. dollar against their local currencies, by the cost to ship competitive products into North America and by the availability of trade remedies. Competition may also increase as a result of U.S. competitors shifting their operations to lower-cost countries or otherwise reducing their costs.
Our competitors may reduce the prices of their products or services, improve their quality, improve their functionality or enhance their marketing or sales activities. Any of these potential developments could adversely affect our sales, profitability and cash flows.
Disruptions in our supply chain and other factors affecting the distribution of our products could adversely affect our business.
A disruption within our logistics or supply chain network, including a work stoppage at any of the freight companies that deliver our products to our customers, could adversely affect our business and result in lost sales or damage to our reputation. Such a disruption could adversely affect our financial performance or financial condition.
Transportation costs are relatively high for most of our products.
Transportation costs can be an important factor in a customer's purchasing decision. Our valve and hydrant products are generally big, bulky and heavy, which tend to increase transportation costs. We also have relatively few manufacturing sites, which tends to increase transportation distances to our customers and costs. High transportation costs could make our products less competitive compared to similar or alternative products offered by competitors.
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
Some of our key products, including fire hydrants and valves, are manufactured at single or few manufacturing facilities that depend on critical pieces of heavy equipment that cannot be economically moved to other locations. We are therefore limited in our ability to shift production between locations. The operations at our manufacturing facilities may be interrupted or impaired by various operating risks, including, but not limited to:
•catastrophic events, such as fires, floods, explosions, natural disasters, severe weather or other similar occurrences;
•interruptions in the delivery of raw materials or other manufacturing inputs;
•adverse government regulations;
•equipment breakdowns or failures;
•information systems failures;
•violations of our permit requirements or revocation of permits;
•releases of pollutants and hazardous substances to air, soil, surface water or ground water;
•shortages of equipment or spare parts;
•labor disputes; and
•terrorist acts.
The occurrence of any of these events may impair our production capabilities and adversely affect our sales, profitability and cash flows.
We manage our business as a decentralized organization.
We have two business segments that operate under a decentralized organizational structure. Our operations have different business practices, accounting policies, internal controls, procedures and compliance programs. Further, we may need to modify existing programs and processes to increase efficiency and operating effectiveness and improve corporate visibility into our decentralized operations. We also regularly update compliance programs and processes to comply with existing laws, new interpretations of existing laws and new laws and we may not implement those modifications effectively. It could take time for any such modifications to be implemented across our operations. During the implementation periods, our decentralized operating approach could result in inconsistent management practices and procedures, which could adversely affect our business. Once achieved, it may also be difficult to maintain operational consistency across our organization.
Any inability to protect our intellectual property and the expiration of our patents could adversely affect our competitive position.
Our business depends on our technology and expertise, which were largely developed internally and are not subject to statutory protection. We rely on a combination of patent protection, copyright and trademark laws, trade secrets protection, employee and third party confidentiality agreements and technical measures to protect our intellectual property rights. The measures that we take to protect our intellectual property rights may not adequately deter infringement, misappropriation or independent third-party development of our technology, and they may not prevent an unauthorized third party from obtaining or using information or intellectual property that we regard as proprietary or keep others from using brand names similar to our own. The disclosure, misappropriation or infringement of our intellectual property could harm our competitive position. In addition, our actions to enforce our rights may result in substantial costs and the diversion of management time and other resources. We may also be subject to intellectual property infringement claims from time to time, which may result in our incurring additional expenses and diverting resources to respond to these claims. Finally, for those products in our portfolio that rely on patent protection, once a patent has expired the product is generally open to competition. Products under patent protection usually generate significantly higher revenue and earnings than those not protected by patents. If we fail to successfully enforce our intellectual property rights or register new patents, our competitive position could suffer, which could adversely affect our business, financial condition, results of operations and cash flows.

If we do not successfully maintain and/or upgrade our information and technology networks, or if we are unable to maintain the security of our information and technology networks, our operations could be disrupted.
We rely on various information technology systems to manage various aspects of our operations. We are continuously upgrading and consolidating our systems, including making changes to legacy systems, replacing legacy systems with successor systems with new functionality and acquiring new systems with new functionality. These types of activities subject us to inherent costs and risks associated with replacing and changing these systems, including impairment of our ability to fulfill customer orders, potential disruption of our internal control structure, substantial capital expenditures, additional administration and operating expenses, retention of sufficiently skilled personnel to implement and operate the systems, demands on management time and other risks and costs of delays or difficulties in transitioning to new systems or of integrating new systems into our current systems. Our system implementations may not result in productivity improvements at a level that outweighs the costs of implementation, or at all. In addition, the implementation of new technology systems may adversely affect our business and operations.
We depend on the Internet and our information technology infrastructure for electronic communications among our locations around the world and between our personnel and suppliers and customers. Security breaches of this infrastructure can create system disruptions, shutdowns or unauthorized disclosure of confidential information. If we are unable to prevent such breaches, our operations could be disrupted or we may suffer financial damage or loss because of lost or misappropriated information.
We are subject to a variety of claims and litigation that could cause our results of operations to be adversely affected and our reputation to suffer.
In the normal course of our business, we are subject to claims and lawsuits, including from time to time claims for damages related to product liability and warranties, litigation alleging the infringement of intellectual property rights and litigation related to employee matters and commercial disputes. The defense of these lawsuits may divert our management's attention, and we may incur significant expenses in defending these lawsuits. In addition, we may be required to pay damage awards or settlements, or become subject to injunctions or other equitable remedies, that could have a material adverse effect on our business, financial condition, results of operations and cash flows. If we were required to participate in a product recall or take other action to address a product liability or other claim, our reputation could suffer. Moreover, any insurance or indemnification rights that we have may be insufficient or unavailable to protect us against potential loss exposures.
We rely on successors to Tyco to indemnify us for certain liabilities and they may become financially unable or fail to comply with the terms of the indemnity.
Under the terms of the acquisition agreement relating to the August 1999 sale by Tyco of the Mueller Co. and Anvil businesses to the prior owner of these businesses, we are indemnified by certain Tyco entities (“Tyco Indemnitors”) for all liabilities arising in connection with the operation of these businesses prior to their sale by Tyco, including with respect to products manufactured or sold prior to the closing of that transaction, as well as certain environmental liabilities. These indemnities survive indefinitely and are not subject to any dollar limits. In the past, Tyco Indemnitors have made substantial payments and assumed defense of claims in connection with these indemnification obligations. Since 2007, Tyco has engaged in multiple corporate restructurings, split-offs and divestitures. While none of these transactions directly affects the indemnification obligations of the Tyco Indemnitors under the 1999 acquisition agreement, the result of such transactions is that the assets of, and control over, such Tyco Indemnitors has changed. Should any of these Tyco Indemnitors become financially unable or fail to comply with the terms of the indemnity, we may be responsible for such obligations or liabilities.
Our expenditures for pension obligations are significant and could be materially higher than we have predicted.
We provide pension benefits to certain current and former employees. In determining our future payment obligations under the plans, we assume certain rates of return on the plan assets and growth rates of certain costs. We contributed $21.3 million, $23.3 million and $23.0 million in 2012, 2011 and 2010, respectively, to our pension plans. At September 30, 2012, the market value of our pension plan assets was $387.1 million, which represents an 86% funded status. The Pension Protection Act of 2006 (“PPA”) incents U.S. plans to be fully funded by 2015. PPA funded status is assessed annually on January 1. At January 1, 2012, the funded status of our U.S. plan was 103%.
Assumed discount rates and expected return on plan assets have a significant effect on the amounts reported for the pension obligations and pension expense. Significant adverse changes in credit and capital markets or changes in investments could result in discount rates or actual rates of return on plan assets being materially lower than projected and increased pension expense in future years to meet funding level requirements. If increased funding requirements are particularly significant and sustained, our overall liquidity could be materially reduced, which could force us to reduce investments and capital expenditures, sell assets, seek additional capital or restructure or refinance our debt.
Failure to attract, motivate, train and retain qualified personnel could adversely affect our business. We also rely on certain key personnel, the loss of whose services would adversely affect our business.
Our ability to expand or maintain our business depends on our ability to hire, train and retain employees with the skills necessary to understand and adapt to the continuously developing needs of our customers. The increasing demand for qualified personnel makes it more difficult for us to attract and retain employees with requisite skill sets. If we fail to attract, motivate, train and retain qualified personnel, or if we experience excessive turnover, we may experience declining sales, manufacturing delays or other inefficiencies, increased recruiting, training and relocation costs and other difficulties, and our business, financial condition, results of operations and cash flows could be materially and adversely affected. In addition, our business depends on the efforts, skills, reputations and business relationships of certain key personnel who are not obligated to remain employed with us. The loss of these personnel could jeopardize our relationships with customers and may adversely affect our business, financial condition, results of operations and cash flows.
We may not be able to generate sufficient cash flows from operating activities to service all of our debt.
Our business may not generate cash flows from operating activities in an amount sufficient to enable us to pay our debt or to fund our other debt service obligations. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce investments and capital expenditures, sell assets, seek additional capital, or restructure or refinance our debt. However, we may not be able to accomplish these actions on satisfactory terms, or at all. In addition, these actions, if accomplished, could adversely affect the operation and growth of our business.
Covenants in our debt instruments may adversely affect us.
Our debt instruments contain various covenants that limit our ability to engage in certain transactions that might be beneficial. The indentures governing our notes restrict our ability to, among other things, borrow money or issue preferred stock, pay dividends, make certain types of investments and other restricted payments, create liens, sell certain assets or merge with or into other companies, engage in sale and leaseback transactions and enter into certain transactions with affiliates. Our asset based lending agreement also requires the maintenance of a specified amount of excess availability when our fixed charge coverage ratio is below a certain level.
The prices of our purchased components and raw materials can be volatile.
Our operations require substantial amounts of purchased components and raw materials, such as scrap steel, sand, resin, brass ingot and steel pipe. We generally purchase components and raw materials at current market prices. Purchased parts and raw materials represented 34% and 16%, respectively, of cost of goods sold in 2012. The cost and availability of these materials are subject to economic forces largely beyond our control, including North American and international demand, foreign currency exchange rates, freight costs and speculation. Mueller Co. experienced a 3% decrease in the average cost per ton of scrap steel and a 5% decrease in the average cost of brass ingot purchased in the 2012 compared to 2011.  Anvil experienced a 5% increase in the average cost per ton of scrap steel purchased in 2012 compared to 2011.
We may not be able to pass on the entire cost of price increases for purchased components and raw materials to our customers or offset fully the effects of these higher costs through productivity improvements. In particular, when purchased component or raw material prices increase rapidly or to significantly higher than normal levels, we may not be able to pass cost increases through to our customers on a timely basis, if at all, which would reduce our profitability and cash flows. In addition, if purchased components or raw materials were not available or not available on commercially reasonable terms, that would reduce our sales, profitability and cash flows. Our competitors could operate better under different market conditions than we do, which could give them a cost advantage compared to us.
We may be affected by new governmental legislation and regulations relating to carbon dioxide emissions.
Many of our manufacturing plants use significant amounts of electricity generated by burning fossil fuels, which releases carbon dioxide. Federal and state courts and administrative agencies are considering the scope and scale of carbon dioxide emission regulation under various laws pertaining to the environment, energy use and development and greenhouse gas emissions. For example, although various attempts to pass comprehensive legislation reducing carbon emissions have been unsuccessful in the United States, the EPA has proceeded with regulating carbon emissions from stationary sources under existing law. In addition, several states are considering various carbon dioxide registration and reduction programs. The final details and scope of these various legislative, regulatory and policy measures are unclear and their potential impact is still uncertain, so we cannot fully predict the impact on our business.

The potential impacts of climate change on our operations are highly uncertain. The EPA has found that global climate change could increase the severity and possibly the frequency of severe weather patterns. Although the financial impact of these potential changes is not reasonably estimable at this time, our operations in certain locations and those of our customers and suppliers could potentially be adversely affected, which could adversely affect our profitability and cash flows.
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
In addition, we incurred costs to comply with the National Emissions Standards for Hazardous Air Pollutants issued by the EPA for iron and steel foundries and for our foundries' painting operations. We may be required to conduct investigations and perform remedial activities that could require us to incur material additional costs. Our operations involve the use of hazardous substances and the disposal of hazardous wastes. We may incur additional costs to manage these substances and wastes, and we may be subject to claims for damage for personal injury, property damage or damage to natural resources.
Our former U.S. Pipe subsidiary has been identified as a potentially responsible party liable under federal environmental laws for a portion of the cleanup costs with regard to two sites and is currently subject to an administrative consent order requiring certain monitoring and cleanup with regard to a property in New Jersey. Such cleanup costs could be substantial and, since we remain responsible for these potential liabilities, could adversely affect our profitability and cash flows in any given reporting period.
Seasonal demand of certain of our products may adversely affect our financial results.
Sales of some of our products, including valves and fire hydrants, are seasonal, with lower sales in our first and second fiscal quarters when weather conditions throughout most of North America tend to be cold resulting in lower levels of construction activity. This seasonality in demand has resulted in fluctuations in our sales and operating results. To satisfy demand during expected peak periods, we may incur costs associated with inventory build-up, and our projections as to future needs may not be accurate. Because many of our expenses are fixed, seasonal trends can cause reductions in our profitability and profit margins and deterioration of our financial condition during periods affected by lower production or sales activity.
Potential international business opportunities may expose us to additional risks.
A part of our growth strategy depends on us expanding internationally. Although net sales outside of the United States and Canada have historically accounted for a small percentage of our total net sales, we expect to increase our level of business activity outside of the United States and Canada. Some countries that present good business opportunities also face political and economic instability and vulnerability to infrastructure and other disruptions. Seeking to expand our business internationally exposes us to additional risks, which include political and economic uncertainties, currency fluctuations, changes in local business conditions and national and international conflicts. A primary risk that we face in connection with our export orders relates to our ability to collect amounts due from customers. We also face the potential risks that arise from staffing, monitoring and managing international operations, including the risk that such activities may divert our resources and management time.
In addition, compliance with the laws and regulations of multiple international jurisdictions increases our cost of doing business. International operations also are subject to anti-corruption laws and anti-competition regulations, among others. For example, the U.S. Foreign Corrupt Practices Act and similar foreign anti-corruption laws generally prohibit companies and their intermediaries from making improper payments or providing anything of value to improperly influence foreign government officials and certain others for the purpose of obtaining or retaining business, or obtaining an unfair advantage. Violations of these laws and regulations could result in severe criminal and civil sanctions, could disrupt our business and adversely affect our brands, our international expansion efforts, our business and our operating results.
Any failure to satisfy international trade compliance regulations may adversely affect us.
Our operations require importing and exporting goods and technology between countries on a regular basis. From time to time, we obtain or receive information alleging improper activity in connection with our imports or exports. Our policy mandates strict compliance with U.S. and non-U.S. trade laws applicable to our products. If we receive information alleging improper activity, our policy is to investigate that information and respond appropriately, including, if warranted, reporting our findings to relevant governmental authorities. Nonetheless, we cannot provide assurance that our policies and procedures will always protect us from actions that would violate U.S. and/or non-U.S. laws. Any improper actions could subject us to civil or criminal penalties, including material monetary fines, or other adverse actions, including denial of import or export privileges, and could damage our reputation and our business prospects.
A material weakness in our internal control over financial reporting could lead to errors in our financial statements and a lack of investor confidence and a resulting decline in our stock price.
In connection with changes to our internal controls over financial reporting during the quarter ended September 30, 2012, management discovered errors in the classification of cash flows as between those from continuing operations and those from discontinued operations. These errors related to the classification of deferred income tax and retirement plan adjustments in determining net cash used in operating activities due to designating our U.S. Pipe segment as discontinued operations in our consolidated financial statements during the quarter ended March 31, 2012.  Specifically, net cash used in operating activities was overstated by $8.0 million for the six months ended March 31, 2011 and by $10.0 million for the nine months ended June 30, 2011, as presented in our Quarterly Reports filed on Form 10-Q for the quarterly periods ended March 31, 2012 and June 30, 2012, respectively. Net cash used in discontinued operations was understated by these same amounts for these periods.   As a result of these errors, management concluded that as of March 31, 2012 and June 30, 2012 our internal control over financial reporting and our disclosure controls and procedures were not effective.  In connection with this determination, management also concluded that we had a material weakness, at those dates, in these controls.  We remediated this material weakness during the quarter ended September 30, 2012.
In addition, management determined that a non-cash adjustment of $2.5 million was necessary to increase certain health and welfare accrued liabilities and related expenses at September 30, 2011. This adjustment did not result in any material misstatement of any previously issued financial statements. As a result of this adjustment, management concluded that we had a material weakness in our period end consolidating process for reconciling certain health and welfare accrued liability accounts. Consequently, management concluded that we had not maintained effective internal control over financial reporting. We remediated this material weakness during the quarter ended December 31, 2011 by changing our period end consolidating account reconciliation process related to these accounts.
The fact that we have previously identified material weaknesses could lead investors to question the reliability and accuracy of our reported financial information and could adversely impact the market price of our common stock.

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
Walter Energy effectively controlled all of our tax decisions for periods during which we were a member of the Walter Energy consolidated federal income tax group and certain combined, consolidated or unitary state and local income tax groups. Under the terms of the income tax allocation agreement between us and Walter Energy dated May 26, 2006, we generally compute our tax liability on a stand-alone basis, but Walter Energy has sole authority to respond to and conduct all tax proceedings (including tax audits) relating to our federal income and combined state returns, to file all such returns on our behalf and to determine the amount of our liability to (or entitlement to payment from) Walter Energy for such periods. This arrangement may result in conflicts of interests between us and Walter Energy. In addition, the tax allocation agreement provides that if the Spin-off is determined not to be tax-free pursuant to Section 355 of the Internal Revenue Code of 1986, as

amended, we generally will be responsible for any taxes incurred by Walter Energy or its shareholders if such taxes result from certain of our actions or omissions and for a percentage of any such taxes that are not a result of our actions or omissions or Walter Energy’s actions or omissions or taxes based on our market value relative to Walter Energy’s market value. Additionally, to the extent that Walter Energy was unable to pay taxes, if any, attributable to the Spin-off and for which it is responsible under our tax allocation agreement, we could be liable for those taxes as a result of being a member of the Walter Energy consolidated federal income tax group for the year in which the Spin-off occurred. Walter Energy’s income tax returns for the year in which the Spin-off occurred are still open for federal examination.

Item 2.	PROPERTIES
Our principal properties are listed below.

Location	Activity	Size (sq. ft.)	Owned or leased
Mueller Co.:
Albertville, AL	Manufacturing	422,000	Leased
Aurora, IL	Manufacturing and distribution	230,000	Owned
Decatur, IL	Manufacturing	467,000	Owned
Hammond, IN	Manufacturing	51,000	Owned
Cleveland, NC	Manufacturing	190,000	Owned
Chattanooga, TN	Manufacturing and research and development	547,000	Owned
Cleveland, TN	Manufacturing	40,000	Owned
Brownsville, TX	Manufacturing	108,000	Leased
Barrie, Ontario	Distribution	50,000	Leased
St. Jerome, Quebec	Manufacturing	55,000	Owned
Jingmen, China	Manufacturing	154,000	Owned
Anvil:
Ontario, CA	Distribution	73,000	Leased
University Park, IL	Distribution	192,000	Leased
Bloomington, MN	Distribution	105,000	Owned
Columbia, PA	Manufacturing and distribution	663,000	Owned
Greencastle, PA	Manufacturing	133,000	Owned
Waynesboro, PA	Manufacturing	73,000	Owned
North Kingstown, RI	Manufacturing and research and development	167,000	Leased
Henderson, TN	Manufacturing	180,000	Owned
Houston, TX	Manufacturing and distribution	105,000	Owned
Irving, TX	Distribution	218,000	Leased
Longview, TX	Manufacturing	114,000	Owned
Simcoe, Ontario	Distribution	126,000	Owned
Corporate:
Atlanta, GA	Corporate headquarters	25,000	Leased
We consider our facilities to be well maintained and believe we have sufficient capacity to meet our anticipated needs through 2013. Our leased properties have terms expiring at various dates through August 2019.

Item 3.	LEGAL PROCEEDINGS
We are involved in various legal proceedings that have arisen in the normal course of operations, including the proceedings summarized below. The effect of the outcome of these matters on our future results of operations cannot be predicted with certainty as any such effect depends on future results of operations and the amount and timing of the resolution of such matters. Other than the litigation described below, we do not believe that any of our outstanding litigation would have a material adverse effect on our business or prospects.
Environmental. We are subject to a wide variety of laws and regulations concerning the protection of the environment, both with respect to the operations at many of our properties and with respect to remediating environmental conditions that may exist at our own or other properties. We strive to comply with federal, state and local environmental laws and regulations. We accrue for environmental expenses resulting from existing conditions that relate to past operations when the costs are probable and reasonably estimable. These expenses were $1.7 million, $1.3 million and $1.3 million during 2012, 2011 and 2010, respectively. We capitalize environmental expenditures that increase the life or efficiency of long-term assets or that reduce or prevent environmental contamination. Capital expenditures for environmental requirements are anticipated to be approximately $1 million during 2013. Capitalized environmental-related expenditures were $0.7 million, $0.5 million and $0.5 million during 2012, 2011 and 2010, respectively.
In the acquisition agreement pursuant to which a predecessor to Tyco sold our Mueller Co. and Anvil businesses to the prior owners of these businesses in August 1999, Tyco agreed to indemnify us and our affiliates, among other things, for all “Excluded Liabilities.” Excluded Liabilities include, among other things, substantially all liabilities relating to the time prior to August 1999, including environmental liabilities. The indemnity survives indefinitely. Tyco's indemnity does not cover liabilities to the extent caused by us or the operation of our businesses after August 1999, nor does it cover liabilities arising with respect to businesses or sites acquired after August 1999. Since 2007, Tyco has engaged in multiple corporate restructurings, split-offs and divestitures. While none of these transactions directly affects the indemnification obligations of the Tyco Indemnitors under the 1999 acquisition agreement, the result of such transactions is that the assets of, and control over, such Tyco Indemnitors has changed. Should any of these Tyco Indemnitors become financially unable or fail to comply with the terms of the indemnity, we may be responsible for such obligations or liabilities.
In September 1987, we implemented an Administrative Consent Order (“ACO”) for our Burlington, New Jersey property, which was required under the New Jersey Environmental Cleanup Responsibility Act (now known as the Industrial Site Recovery Act). The ACO required soil and ground-water cleanup, and we completed, and received final approval on, the soil cleanup required by the ACO. We retained this property related to the sale of our former U.S. Pipe segment. We expect ground-water issues as well as issues associated with the demolition of former manufacturing facilities at this site will continue and remediation by us could be required. Long-term ground-water monitoring may also be required, but we do not know how long such monitoring would be required and do not believe monitoring or further remediation costs, if any, will have a material adverse effect on our financial condition or results of operations.
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
Other Matters. We are party to a number of other lawsuits arising in the ordinary course of business, including product liability cases for products manufactured by us or third parties. We provide for costs relating to these matters when a loss is probable and the amount is reasonably estimable. Administrative costs related to these matters are expensed as incurred. The effect of the outcome of these matters on our future results of operations cannot be predicted with certainty as any such effect depends on future results of operations and the amount and timing of the resolution of such matters. While the results of litigation cannot be predicted with certainty, we believe that the final outcome of such other litigation is not likely to have a materially adverse effect on our business or prospects.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the New York Stock Exchange under the trading symbol MWA.
Covenants contained in certain of the debt instruments referred to in Note 7 to the consolidated financial statements restrict the amount we can pay in cash dividends. Future dividends will be declared at the discretion of our board of directors and will depend on our future earnings, financial condition and other factors.
The range of high and low intraday sales prices of our common stock and the dividends declared per share is presented below.

	High	Low	Dividends per share
2012:
4th quarter	$4.93	$3.33	$0.0175
3rd quarter	4.06	3.12	0.0175
2nd quarter	3.57	2.47	0.0175
1st quarter	3.15	1.96	0.0175
2011:
4th quarter	$4.09	$1.94	$0.0175
3rd quarter	4.80	3.49	0.0175
2nd quarter	4.73	3.61	0.0175
1st quarter	4.45	2.80	0.0175
At September 30, 2012, there were 132 stockholders of record for our common stock.

Equity Compensation Plan Information
The information regarding our compensation plans under which equity securities are authorized for issuance is set forth in “Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.”

Sale of Unregistered Securities
We did not issue any unregistered securities within the past three years.

Issuer Purchases of Equity Securities
We did not repurchase shares of our common stock in the quarter ended September 30, 2012.

Stock Price Performance Graph
The following graph compares the cumulative quarterly stock market performance of our common stock with the Russell 2000 Stock Index (“Russell 2000”) and the Dow Jones U.S. Building Materials & Fixtures Index (“DJ Building Materials & Fixtures”) since September 30, 2007.
Total return values were calculated based on cumulative total return assuming (i) the investment of $100 in our common stock, the Russell 2000 and the DJ Building Materials & Fixtures on the dates indicated and (ii) reinvestment of all dividends.

Comparison of Cumulative Total Return
Assumes Initial Investment of $100
Total Return since September 30, 2007
$120
$100
$80
$60
$40
$20
$0
Sep-07
Mar-08
Sep-08
Mar-09
Sep-09
Mar-10
Sep-10
Mar-11
Sep-11
Mar-12
Sep-12
Mueller Water Products, Inc.
Russell 2000 Index
Dow Jones Building Materials & Fixtures

Item 6.	SELECTED FINANCIAL DATA
The selected financial and other data presented below should be read in conjunction with, and are qualified by reference to, “Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” and the consolidated financial statements and notes thereto included elsewhere in this annual report.

	2012	2011	2010	2009	2008
	(in millions, except per share data)
Statement of operations data:
Net sales	$1,023.9	$964.6	$959.7	$1,017.0	$1,313.3
Cost of sales	752.8	716.5	700.6	754.4	918.1
Gross profit	271.1	248.1	259.1	262.6	395.2
Selling, general and administrative expenses	204.2	191.8	188.8	203.5	231.7
Restructuring	2.8	3.6	0.6	6.2	—
Impairment(1)	—	—	—	911.4	—
Interest expense, net	59.9	65.6	68.0	78.4	72.3
Loss on early extinguishment of debt, net	1.5	—	4.6	3.8	—
Income (loss) before income taxes	2.7	(12.9)	(2.9)	(940.7)	91.2
Income tax expense (benefit)	7.9	(2.9)	2.5	(53.5)	38.0
Income (loss) from continuing operations	(5.2)	(10.0)	(5.4)	(887.2)	53.2
Discontinued operations(2)	(103.2)	(28.1)	(39.8)	(109.5)	(11.2)
Net income (loss)	$(108.4)	$(38.1)	$(45.2)	$(996.7)	$42.0
Net income (loss) per basic share:
Continuing operations	$(0.03)	$(0.07)	$(0.03)	$(7.61)	$0.46
Discontinued operations	(0.66)	(0.18)	(0.26)	(0.94)	(0.10)
Net income (loss)	$(0.69)	$(0.25)	$(0.29)	$(8.55)	$0.36
Net income (loss) per diluted share:
Continuing operations	$(0.03)	$(0.07)	$(0.03)	$(7.61)	$0.46
Discontinued operations	(0.66)	(0.18)	(0.26)	(0.94)	(0.10)
Net income (loss)	$(0.69)	$(0.25)	$(0.29)	$(8.55)	$0.36
Weighted average shares outstanding:
Basic	156.5	155.3	154.3	116.6	115.1
Diluted	156.5	155.3	154.3	116.6	115.5
Balance sheet data (at September 30):
Cash and cash equivalents	$83.0	$61.0	$84.0	$61.6	$185.6
Working capital	321.5	404.0	452.7	525.3	755.6
Property, plant and equipment, net	144.7	145.7	157.0	178.8	193.9
Assets held for sale	—	249.7	260.0	281.2	465.9
Total assets	1,240.9	1,485.0	1,568.2	1,739.5	3,090.2
Total debt	622.8	678.3	692.2	740.2	1,095.5
Long-term liabilities	841.3	911.2	979.2	1,082.0	1,466.4
Liabilities held for sale	—	56.9	41.1	55.4	1.1
Total liabilities	1,009.7	1,106.0	1,162.9	1,303.2	1,761.3
Stockholders’ equity	231.2	379.0	405.3	436.3	1,328.9
Other data (year ended September 30):
Depreciation and amortization(3)	60.6	63.1	65.6	69.0	70.4
Capital expenditures(3)	31.4	23.1	21.8	28.5	29.6
Cash dividends declared per share	0.07	0.07	0.07	0.07	0.07

(1)
In 2009, goodwill was determined to be fully impaired resulting in charges of $717.3 million for Mueller Co., and $92.7 million for Anvil. Mueller Co.'s trademarks and trade names were determined to be partially impaired resulting in a charge of $101.4 million.

(2)
In 2012, we sold our former U.S. Pipe segment. U.S. Pipe's results of operations have been reclassified as discontinued operations and its assets and liabilities reclassified as held for sale for all periods presented.

(3)	Excludes discontinued operations.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto that appear elsewhere in this annual report.
Overview
Organization
On October 3, 2005, Walter Energy acquired all outstanding shares of capital stock representing the Mueller Co. and Anvil businesses and contributed them to its U.S. Pipe business to form the Company. In June 2006, we completed an initial public offering of 28,750,000 shares of Series A common stock and in December 2006, Walter Energy distributed to its shareholders all of its equity interests in the Company, consisting of all of the Company's outstanding shares of Series B common stock. On January 28, 2009, each share of Series B common stock was converted into one share of Series A common stock and the Series A designation was discontinued.
The businesses comprising our former U.S. Pipe segment were sold effective April 1, 2012.
Unless the context indicates otherwise, whenever we refer to a particular year, we mean the fiscal year ended or ending September 30 in that particular calendar year. We manage our business and report operations through two business segments: Mueller Co. and Anvil, based largely on the products sold and the customers served.
Business
Overall, we think the signs we are seeing in our water markets are mostly positive, giving us more confidence that our markets have stabilized and we could see some continued growth.
Most of the net sales of Mueller Co. are for municipal or residential construction water infrastructure projects in the United States.
Spending on water infrastructure is based on the condition of the infrastructure systems and access to funding from existing resources, the issuance of debt, higher tax rates or higher water rates. Water authorities may find it challenging to increase tax or water rates. We believe the general municipal spending environment continues to remain stable although budget pressures and economic uncertainty persist. According to U.S. Census Bureau data at September 30, 2012, state and local tax receipts grew at over 3% year-over-year for the fifth consecutive quarter. While both are showing improving trends, local tax receipt improvement is weaker than improvement in state tax receipts.
We believe residential construction activity measures indicate the housing market may be stabilizing. U.S. Census Bureau data for housing starts, on a seasonally adjusted annualized basis, indicates that housing starts in September 2012 represented the ninth consecutive month of greater than 700,000 units. September 2012 housing permit activity was above 800,000 units for the first time since September 2008. Furthermore, September 2012 single family housing starts were above 500,000 units for the sixth consecutive month and the 603,000 units reported was the highest since August 2000.
As another potential future indicator, U.S. Census Bureau data shows housing permits in September 2012 were close to 900,000 seasonally adjusted annualized units and represented the highest level since July 2008. Total permits in September 2012 grew by 45%, while single family permits reached their highest level since July 2008 and grew 27% on a year-over-year basis.
We believe an improving housing market would also bolster municipalities' fiscal condition, since local governments benefit from increased property taxes as well as connection and other ancillary fees associated with residential construction.
Most of Anvil's net sales are driven by commercial construction, which we expect to be essentially flat with the possibility of higher spending in some segments in 2013. We also believe spending in the oil & gas market will increase in the second half of 2013.
Hurricane Sandy inflicted significant damage in the northeastern United States, particularly upon making landfall on October 29, 2012. The operations at our facilities in North Kingstown, Rhode Island and Columbia, Greencastle and Waynesboro, Pennsylvania were temporarily interrupted by the effects of the hurricane. It is too early to quantify any potential impact, whether favorable or unfavorable, Hurricane Sandy may have on our results.

There continues to be growing concerns about the potential impact of the “fiscal cliff” arising from the combination of tax increases and automatic spending cuts scheduled to take effect at the end of calendar 2012 and in early calendar 2013 in the United States.  A failure by Congress to act to avert or delay these tax increases and spending cuts could negatively affect the overall economy and our primary end markets.  In particular, these changes could increase the level of uncertainty among our customers and end users, which could cause them to delay or cancel purchases of our products and services.
Our U.S. pension plan was 103% funded at January 1, 2012 under the provisions of the PPA. This reflects the revised governmental guidance of Moving Ahead for Progress in the 21st Century (“MAP-21”). The total market value of our U.S. pension plan assets was $375.8 million and $321.1 million at September 30, 2012 and 2011, respectively. During 2012, the investment performance of these assets was a gain of $57.3 million and we contributed $21.3 million to this plan. As a result of the MAP-21 changes, we do not expect to make any contributions to our U.S. pension plan during 2013. For financial reporting purposes, our pension plan obligations were 86% funded at September 30, 2012. If we lower our estimated rate of return on pension plan assets, pension expense and required contributions to these plans may increase.

Results of Operations
Year Ended September 30, 2012 Compared to Year Ended September 30, 2011

	Year ended September 30, 2012
	Mueller Co.	Anvil	Corporate	Total
	(in millions)
Net sales	$652.4	$371.5	$—	$1,023.9
Gross profit	$162.8	$108.3	$—	$271.1
Operating expenses:
Selling, general and administrative	102.6	70.7	30.9	204.2
Restructuring	2.5	0.3	—	2.8
	105.1	71.0	30.9	207.0
Operating income (loss)	$57.7	$37.3	$(30.9)	64.1
Interest expense, net				59.9
Loss on early extinguishment of debt				1.5
Loss before income taxes				2.7
Income tax expense				7.9
Loss from continuing operations				(5.2)
Loss from discontinued operations, net of tax				(103.2)
Net loss				$(108.4)

	Year ended September 30, 2011
	Mueller Co.	Anvil	Corporate	Total
	(in millions)
Net sales	$605.5	$359.1	$—	$964.6
Gross profit	$147.0	$101.1	$—	$248.1
Operating expenses:
Selling, general and administrative	91.8	68.1	31.9	191.8
Restructuring	1.4	1.2	1.0	3.6
	93.2	69.3	32.9	195.4
Operating income (loss)	$53.8	$31.8	$(32.9)	52.7
Interest expense, net				65.6
Loss before income taxes				(12.9)
Income tax benefit				(2.9)
Loss from continuing operations				(10.0)
Loss from discontinued operations, net of tax				(28.1)
Net income (loss)				$(38.1)

Consolidated Analysis
Net sales for 2012 increased to $1,023.9 million from $964.6 million in 2011. Net sales increased $34.6 million due to higher shipment volumes and $27.1 million due to higher pricing.
Gross profit for 2012 increased to $271.1 million from $248.1 million in 2011. Gross profit increased primarily due to $27.1 million in higher sales prices and manufacturing cost savings, partially offset by increased raw material costs. Gross margin was 26.5% in 2012 and 25.7% in 2011.
Selling, general and administrative expenses in 2012 increased to $204.2 million from $191.8 million in 2011. As a percentage of net sales, selling, general and administrative expenses was 19.9% in each year.
Interest expense, net was $59.9 million in 2012 compared to $65.6 million in the prior year period. The components of interest expense, net are detailed below.

	2012	2011
	(in millions)
7.375% Senior Subordinated Notes	$31.0	$31.0
8.75% Senior Unsecured Notes	19.3	20.0
Interest rate swap contracts	5.0	8.0
ABL Agreement borrowings	1.1	1.9
Deferred financing fees amortization	2.3	2.3
Other interest expense	1.5	2.7
	60.2	65.9
Interest income	(0.3)	(0.3)
	$59.9	$65.6
Interest expense included expenses related to terminated interest rate swap contracts. The losses on these contracts were initially recorded in other comprehensive loss and were being amortized to interest expense over the original lives of the swap contracts. At September 30, 2012, all deferred swap contract expenses were fully recognized. Interest expense excluding the effects of the interest rate swap contracts decreased by $2.7 million primarily due to reduced borrowing levels.
Income tax expense for 2012 includes $5.9 million expense related to a valuation allowance provided on deferred tax assets existing at the beginning of the year. In 2012 and 2011, the remaining other differences between income tax expense and the amount expected using the U.S. federal statutory rate of 35% relate primarily to state taxes and non-deductible compensation.
Segment Analysis
Mueller Co.
Net sales in 2012 increased to $652.4 million from $605.5 million in 2011 primarily due to increased shipment volumes.
Gross profit in 2012 increased to $162.8 million from $147.0 million in 2011 primarily due to manufacturing and other cost savings, higher sales prices and higher shipment volumes, partially offset by higher raw material costs. Gross margin increased to 25.0% in 2012 compared to 24.3% in 2011 primarily due to lower manufacturing costs.
Excluding restructuring charges, operating income in 2012 was $60.2 million compared to $55.2 million in 2011. This increase was primarily due to increased gross profit of $15.8 million partially offset by higher selling, general and administrative expenses of $10.8 million. Expenses associated with the development of our newer technology products contributed to the higher selling, general and administrative expenses.
Anvil
Net sales in 2012 increased to $371.5 million from $359.1 million in 2011 due to higher pricing partially offset by a decline in shipment volumes.
Gross profit in 2012 increased to $108.3 million from $101.1 million in 2011 due primarily to higher sales prices, which were partially offset by higher raw material costs. Gross margin was 29.2% in 2012 compared to 28.2% in 2011. Gross margin improved primarily as a result of higher sales prices.

Excluding restructuring charges, operating income in 2012 increased to $37.6 million from $33.0 million in 2011, driven primarily by the increased gross profit. As a percentage of net sales, selling, general and administrative expenses was 19.0% in each year.
Corporate
Selling, general and administrative expenses decreased to $30.9 million in 2012 from $31.9 million in 2011 primarily due to lower employee-related costs.
Year Ended September 30, 2011 Compared to Year Ended September 30, 2010

	Year ended September 30, 2011
	Mueller Co.	Anvil	Corporate	Total
	(in millions)
Net sales	$605.5	$359.1	$—	$964.6
Gross profit	$147.0	$101.1	$—	$248.1
Operating expenses:
Selling, general and administrative	91.8	68.1	31.9	191.8
Restructuring	1.4	1.2	1.0	3.6
	93.2	69.3	32.9	195.4
Operating income (loss)	$53.8	$31.8	$(32.9)	52.7
Interest expense, net				65.6
Loss before income taxes				(12.9)
Income tax benefit				(2.9)
Loss from continuing operations				(10.0)
Loss from discontinued operations, net of tax				(28.1)
Net loss				$(38.1)

	Year ended September 30, 2010
	Mueller Co.	Anvil	Corporate	Total
	(in millions)
Net sales	$612.8	$346.9	$—	$959.7
Gross profit	$170.3	$88.8	$—	$259.1
Operating expenses:
Selling, general and administrative	89.2	66.2	33.4	188.8
Restructuring	0.1	0.5	—	0.6
	89.3	66.7	33.4	189.4
Operating income (loss)	$81.0	$22.1	$(33.4)	69.7
Interest expense, net				68.0
Loss on early extinguishment of debt, net				4.6
Loss before income taxes				(2.9)
Income tax expense				2.5
Loss from continuing operations				(5.4)
Loss from discontinued operations, net of tax				(39.8)
Net loss				$(45.2)

Consolidated Analysis
Net sales for 2011 increased to $964.6 million from $959.7 million in 2010. Net sales increased $30.0 million after excluding the net sales of two businesses Anvil divested in 2010 for $25.1 million. Net sales increased $30.6 million due to higher pricing across both business segments and $5.2 million of favorable Canadian currency exchange rates offset by $5.8 million of lower shipment volumes.
Gross profit for 2011 decreased to $248.1 million from $259.1 million in 2010. Gross profit decreased $25.1 million due to higher raw material costs, $6.4 million due to higher manufacturing costs, $6.2 million due to lower shipment volumes and $5.5 million due to the loss of gross profit from the divested Anvil businesses. These factors were mostly offset by $30.6 million of higher sales pricing. Gross margin was 25.7% in 2011 and 27.0% in 2010. The biggest contributor to lower gross margin in 2011 was higher raw material costs.
Selling, general and administrative expenses in 2011 increased to $191.8 million from $188.8 million in 2010. Mueller Co. increased $2.6 million, Anvil increased $1.9 million and Corporate decreased $1.5 million.
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
Interest expense in both 2011 and 2010 included net expenses of $8.0 million related to terminated interest rate swap contracts. The losses on these swap contracts were initially recorded in other comprehensive loss and amortized to interest expense over the original lives of the swap contracts. Interest expense decreased by $2.4 million primarily due to a lower effective interest rate.
Loss on early extinguishment of debt in 2010 represents writing off deferred financing fees pursuant to debt prepayments.
In 2011 and 2010, the differences between income tax benefit (expense) reported and those expected using the U.S. federal statutory rate of 35% related primarily to state income taxes and non-deductible compensation as well as a $2.2 million expense related to the repatriation of earnings from Canada for 2010. After the divestiture of a Canadian business early in 2010, we determined the Canadian operations no longer needed approximately $21 million of cash, which we repatriated.
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
Excluding restructuring charges, operating income in 2011 was $55.2 million compared to $81.1 million in 2010. This decrease was primarily due to decreased gross profit of $23.3 million and higher selling, general and administrative expenses of $2.6 million. Expenses associated with the development of our newer technology products contributed to the higher selling, general and administrative expenses.
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
Excluding restructuring charges, operating income in 2011 increased to $33.0 million from $22.6 million in 2010. Selling, general and administrative expenses in 2010 included $4.4 million of gains from the sale of two businesses. Excluding these gains, operating income increased $14.8 million due to $12.3 million of higher gross profit and $4.4 million of lower selling, general and administrative expenses, as a result of expenses related to the divested businesses and $1.9 million of higher selling, general and administrative expenses related to ongoing operations due to higher net sales.
Corporate
Selling, general and administrative expenses decreased to $31.9 million in 2011 from $33.4 million in 2010 primarily due to lower employee-related costs.

Financial Condition
Cash and cash equivalents were $83.0 million at September 30, 2012 compared to $61.0 million at September 30, 2011. Cash and cash equivalents increased during 2012 as a result of cash provided by operating activities of $76.8 million and cash provided by discontinued operations of $44.2 million, partially offset by cash used in investing and financing activities of $32.4 million and $68.1 million, respectively. Cash and cash equivalents also increased $1.5 million during 2012 due to changes in currency exchange rates.
Receivables, net were $166.1 million at September 30, 2012 compared to $147.4 million million at September 30, 2011. Receivables at September 30, 2012 represented approximately 53.8 days net sales compared to September 30, 2011 receivables representing approximately 52.4 days net sales.
Inventories were $183.2 million at September 30, 2012 compared to $175.9 million at September 30, 2011. We continue improving our processes to minimize inventory levels. Inventory turns per year at September 30, 2012 were 4.2x compared to 3.8x at September 30, 2011.
Property, plant and equipment, net was $144.7 million at September 30, 2012 compared to $145.7 million at September 30, 2011. Capital expenditures were $31.4 million and depreciation expense was $31.2 million in 2012.
Identifiable intangible assets were $573.7 million at September 30, 2012 compared to $602.4 million at September 30, 2011. Finite-lived intangible assets, $274.0 million of net book value at September 30, 2012, are amortized over their estimated useful lives. Such amortization expense was $29.4 million during 2012 and is expected to be between $20 million and $30 million for each of the next five years. Indefinite-lived identifiable intangible assets, $299.7 million at September 30, 2012, are not amortized, but tested at least annually for possible impairment.
Accounts payable and other current liabilities were $167.3 million at September 30, 2012 compared to $137.0 million at September 30, 2011. Increased payables relate primarily to increased purchasing activity in the 2012 fourth quarter compared to the 2011 fourth quarter.
Outstanding borrowings were $622.8 million at September 30, 2012 compared to $678.3 million at September 30, 2011. The decrease of $55.5 million during 2012 represents repayments of $34.0 million of borrowings under our asset based lending agreement (the “ABL Agreement”) and early retirement of $22.5 million in principal of our 8.75% Senior Unsecured Notes.
Deferred income taxes were net liabilities of $113.2 million at September 30, 2012 compared to net liabilities of $125.5 million at September 30, 2011. Deferred tax assets decreased by $14.0 million, which was primarily related to increased valuation allowances against state and federal net operating losses partially offset by net increases relating to various other items. Deferred tax liabilities related to property, plant and equipment and identifiable intangible assets were $212.3 million and $238.6 million at September 30, 2012 and 2011, respectively. The sale of our former U.S. Pipe segment was the most significant driver of these deferred tax changes.

Liquidity and Capital Resources
We had cash and cash equivalents of $83.0 million and $140.5 million of additional borrowing capacity under our ABL Agreement at September 30, 2012.
Cash flows from operating activities are categorized below.

	2012	2011
	(in millions)
Collections from customers	$1,005.4	$951.0
Disbursements, other than interest and income taxes	(882.2)	(839.5)
Interest payments, net	(53.3)	(54.8)
Income tax refunds (payments), net	6.9	(4.6)
Cash provided by operating activities	$76.8	$52.1
Collections of receivables were higher during 2012 compared to 2011 due primarily to higher net sales in 2012.
Increased disbursements, other than interest and income taxes, during 2012 reflect timing differences of material, labor and overhead purchased.
We sold our former U.S. Pipe segment on April 1, 2012. We believe there are purchase price adjustments related to net working capital and net indebtedness that would increase our cash proceeds by $9.2 million. However, the purchaser has claimed purchase price adjustments related to net working capital and net indebtedness that would reduce our cash proceeds by $4.8 million. This dispute will be resolved by an independent auditor who has been selected by the parties, and we cannot make a reliable estimate of what the resolution may be. The resolution of the purchase price adjustments dispute will likely result in a cash settlement within the range described above and an adjustment to our recorded loss on sale of discontinued operations.
Capital expenditures were $31.4 million during 2012 compared to $23.1 million during 2011. We estimate 2013 capital expenditures to be between $30 million and $34 million. In 2011, Mueller Co. acquired Echologics, a water leak detection and pipe condition and diagnostic assessment company, for $7.4 million.
Our U.S. pension plan was 103% funded at January 1, 2012 under the provisions of the PPA. This reflects the revised governmental guidance of MAP-21. During 2012, the investment performance of these assets was a gain of $57.3 million and we contributed $21.3 million to this plan. As a result of our MAP-21 changes, we do not expect to make any contributions to our U.S. pension plan during 2013. If we lower our estimated rate of return on pension plan assets, pension expense and required contributions to these plans may increase.
We anticipate that our existing cash, cash equivalents and borrowing capacity combined with our expected operating cash flows will be sufficient to meet our anticipated operating expenses, capital expenditures and debt service obligations as they become due through September 30, 2013. However, our ability to make these payments will depend partly upon our future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control.
ABL Agreement
The ABL Agreement consists of a revolving credit facility of up to $275 million of revolving credit borrowings, swing line loans and letters of credit. The ABL Agreement also permits us to increase the size of the credit facility by an additional $150 million. We may borrow up to $25 million through swing line loans and have up to $60 million of letters of credit outstanding.
Borrowings under the ABL Agreement bear interest at a floating rate equal to LIBOR plus a margin ranging from 275 to 325 basis points, or a base rate as defined in the ABL Agreement plus a margin ranging from 175 to 225 basis points. At September 30, 2012, the applicable rate was LIBOR plus 300 basis points.
The ABL Agreement terminates in August 2015 and we had no outstanding borrowings at September 30, 2012. We pay a commitment fee of 50 basis points for any unused borrowing capacity under the ABL Agreement. The borrowing capacity under the ABL Agreement is not subject to any financial maintenance covenants unless excess availability is less than the greater of $34 million and 12.5% of the aggregate commitments under the ABL Agreement. Excess availability, as reduced by outstanding borrowings, outstanding letters of credit and accrued fees and expenses of $37.8 million, was $140.5 million based on September 30, 2012 data.

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
8.75% Senior Unsecured Notes
We owed $202.5 million of principal of 8.75% Senior Unsecured Notes at September 30, 2012. Interest on the Senior Unsecured Notes is paid semi-annually and the principal is due September 2020. We may redeem up to $22.5 million of the Senior Unsecured Notes at a redemption price of 103% plus accrued and unpaid interest once in the year ending September 1, 2013. We may also redeem up to $56.3 million of the original issued principal amount of the Senior Unsecured Notes at a redemption price of 108.75%, plus accrued and unpaid interest, with the net cash proceeds from certain equity offerings prior to September 2013, provided that at least $146.2 million remains outstanding immediately after such redemption. After August 2015, the Senior Unsecured Notes may be redeemed at specified redemption prices plus accrued and unpaid interest. Upon a “Change of Control” (as defined in the indenture securing the Senior Unsecured Notes), we are required to offer to purchase the outstanding Senior Unsecured Notes at a purchase price of 101%, plus accrued and unpaid interest. The Senior Unsecured Notes are essentially guaranteed by all of our U.S. subsidiaries, but are subordinate to borrowings under the ABL Agreement.
7.375% Senior Subordinated Notes
We also owed $420 million of principal of 7.375% Senior Subordinated Notes (“Senior Subordinated Notes”) at September 30, 2012. Interest on the Senior Subordinated Notes is payable semi-annually and the principal is due June 2017. We may redeem any portion of the Senior Subordinated Notes at specified redemption prices plus accrued and unpaid interest, subject to restrictions in the Senior Unsecured Notes. Upon a “Change of Control” (as defined in the indenture securing the Senior Subordinated Notes), we are required to offer to purchase the outstanding Senior Subordinated Notes at 101%, plus accrued and unpaid interest. The Senior Subordinated Notes are secured by the guarantees of essentially all of our U.S. subsidiaries, but are subordinate to the borrowings under the ABL Agreement and the Senior Unsecured Notes.
Our corporate credit rating and the credit rating for our debt are presented below.

	September 30, 2012		September 30, 2011
	Moody’s	Standard & Poor’s	Moody’s	Standard & Poor’s

Corporate credit rating	B3	B	B3	B
ABL Agreement	Not rated	Not rated	Not rated	Not rated
8.75% Senior Unsecured Notes	B2	B+	B2	B+
7.375% Senior Subordinated Notes	Caa2	CCC+	Caa2	CCC+
Outlook	Positive	Stable	Stable	Stable

Off-Balance Sheet Arrangements
We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not have any undisclosed borrowings or debt or any derivative contracts other than those described in “Item 7A. Quantitative and Qualitative Disclosure About Market Risk” or synthetic leases. Therefore, we are not exposed to any financing, liquidity, market or credit risk that could have arisen had we engaged in such relationships.
We use letters of credit and surety bonds in the ordinary course of business to ensure the performance of contractual obligations. At September 30, 2012, we had $37.6 million of letters of credit and $43.7 million of surety bonds outstanding.

Contractual Obligations
Our contractual obligations at September 30, 2012 are presented below.

	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
	(in millions)
Long-term debt:
Principal payments(1)	$1.1	$1.6	$420.2	$202.5	$625.4
Interest	48.9	97.7	97.5	53.2	297.3
Operating leases	6.6	9.8	6.4	2.2	25.0
Unconditional purchase obligations(2)	59.2	0.1	—	—	59.3
Other noncurrent liabilities(3)	0.2	0.3	0.2	0.5	1.2
	$116.0	$109.5	$524.3	$258.4	$1,008.2

(1)	The long-term debt balance at September 30, 2012 is net of $2.6 million of unamortized discount on the 8.75% Senior Unsecured Notes.

(2)	Includes contractual obligations for purchases of raw materials and capital expenditures.

(3)
Consists of obligations for other postretirement benefits and represents the estimated minimum payments required to meet obligations. Required pension contributions for 2013 are less than $1 million. Actual payments may differ. We have not estimated required pension contributions beyond 2013.

Effect of Inflation; Seasonality
We experience changing price levels related to purchased components and raw materials. Mueller Co. experienced a 3% decrease in the average cost per ton of scrap steel and a 5% decrease in the average cost of brass ingot purchased in the 2012 compared to 2011.  Anvil experienced a 5% increase in the average cost per ton of scrap steel purchased in 2012 compared to 2011.
We do not believe that changing prices for other goods had a material impact on our financial position or results of operations in 2012 compared to 2011.
Our water infrastructure business is dependent upon construction activity, which is seasonal due to the impact of cold weather conditions on construction. Net sales and operating income have historically been lowest in the three-month periods ending December 31 and March 31 when the northern United States and all of Canada generally face weather conditions that restrict significant construction activity. In general, approximately 45% of a fiscal year's net sales occurs in the first half of the fiscal year with 55% occurring in the second half of the fiscal year. See “Item 1A. RISK FACTORS-Seasonal demand of certain of our products may adversely affect our financial results.”

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
Accounting for the Impairment of Long-Lived Assets Including Goodwill and Other Intangible Assets
We test goodwill and indefinite-lived intangible assets for impairment annually (or more frequently if events or circumstances indicate possible impairment). We performed this annual impairment testing at September 1, with the assistance of a valuation specialist, and concluded that our indefinite-lived intangible assets were not impaired. We tested the indefinite-lived intangible assets for impairment using a “royalty savings method,” which is a variation of the discounted cash flow method. This method estimates a fair value by calculating an estimated discounted future cash flow stream from the hypothetical licensing of the indefinite-lived intangible assets. If this estimated fair value exceeds the carrying value, no impairment is indicated. This analysis is dependent on management's best estimates of future operating results and the selection of reasonable discount rates and hypothetical royalty rates. Significantly different projected operating results could result in a different conclusion regarding impairment. No impairments would have been indicated for any discount rates and hypothetical royalty rates consistent with standard valuation methodologies considered reasonable by management.
Other long-lived assets, including finite-lived intangible assets, are amortized over their respective estimated useful lives and reviewed for impairment if events or circumstances indicate possible impairment.

We tested U.S. Pipe's amortizing long-lived assets, principally property, plant and equipment, for possible impairment at September 30, 2011 due to U.S. Pipe's then-recent financial performance and the exploration of strategic alternatives for our U.S. Pipe businesses.  As required by GAAP, we performed this test on a “held and used” basis using management's best estimate of probability-weighted undiscounted future cash flows of various alternatives.  We concluded that U.S. Pipe's amortizing long-lived assets were not impaired at September 30, 2011 on a “held and used” basis.  As our efforts to sell U.S. Pipe proceeded, we concluded that U.S. Pipe qualified for treatment as “held for sale” during the quarter ended March 31, 2012. Accordingly, we evaluated U.S. Pipe's long-lived assets for impairment and concluded that an impairment was indicated at that time.
Litigation, Investigations and Claims
We are involved in litigation, investigations and claims arising out of the normal conduct of our business. We estimate and accrue liabilities resulting from such matters based on a variety of factors, including outstanding legal claims and proposed settlements; assessments by internal counsel of pending or threatened litigation; and assessments of potential environmental liabilities and remediation costs. We believe we have adequately accrued for these potential liabilities; however, facts and circumstances may change and could cause the actual liability to exceed the estimates, or may require adjustments to the recorded liability balances in the future.
Workers Compensation, Defined Benefit Pension and Other Postretirement Benefits, Environmental and Other Long-term Liabilities
We are obligated for various liabilities that will ultimately be determined over what could be a very long future time period. We established the recorded liabilities for such items at September 30, 2012 using estimates for when such amounts will be paid and what the amounts of such payments will be. These estimates are subject to change based on numerous factors, including among others, regulatory changes, technology changes, the investment performance of related assets, the discount rate used, the lifespan of plan participants and other individuals and changes to plan designs.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
We are exposed to various market risks, which are potential losses arising from adverse changes in market rates and prices, such as various commodity prices, interest rates, foreign exchange rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes.
Our primary financial instruments are cash and cash equivalents. This includes cash in banks and highly rated, liquid money market investments. We believe that those instruments are not subject to material potential near-term losses in future earnings from reasonably possible near-term changes in market rates or prices.
Commodity Price Risk
Our products are made using various purchased components and several basic raw materials, including scrap steel, sand, resin, brass ingot and steel pipe. Price levels for such goods change and our product margins and level of profitability may fluctuate if we do not pass changes in purchased component and raw material costs to our customers.
We do not believe that changing prices for other goods had a material impact on our financial position or results of operations in 2012 compared to 2011. We expect these prices to fluctuate based on marketplace demand. Mueller Co. experienced a 3% decrease in the average cost per ton of scrap steel and a 5% decrease in the average cost of brass ingot purchased in the 2012 compared to 2011.  Anvil experienced a 5% increase in the average cost per ton of scrap steel purchased in 2012 compared to 2011.  See “Item 1A. RISK FACTORS-The prices of our purchased components and raw materials can be volatile.”
We used natural gas swap contracts to hedge against cash flow variability arising from changes in natural gas prices, but terminated our natural gas swap contracts after the sale of U.S. Pipe.
Interest Rate Risk
At September 30, 2012, we had fixed rate debt of $622.8 million and no variable rate debt. There would be no impact on pre-tax earnings or cash flows resulting from a 100 basis point increase in interest rates on variable rate debt, holding other variables constant.
Currency Risk
We maintain assets and operations in Canada and, to a much lesser extent, China, and Europe that use local currency as their functional currency. The assets and liabilities of non-U.S. subsidiaries are translated into U.S. dollars at currency exchange rates in effect at the end of each period, with the effect of such translation reflected in other comprehensive loss. Our stockholders' equity will fluctuate depending upon the weakening or strengthening of the U.S. dollar against these non-U.S.

currencies. Net sales and expenses of non-U.S. subsidiaries are translated into U.S. dollars at the average currency exchange rate during the period. At September 30, 2012, $66.3 million of our net assets were denominated in non-U.S. currencies.
We also have relatively small amounts of receivables and payables denominated in currencies other than an entity's functional currency. Changes in currency exchange rates between when these balances originate and when they are settled result in foreign exchange gains and losses that are recognized as they occur.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Report of Independent Registered Public Accounting Firm, our Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements that are filed as part of this annual report are listed under “Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES” and are set forth on pages F-1 through F-44 immediately following the signature pages of this annual report.
Selected quarterly financial data for 2012 and 2011 are provided in Note 20 of the notes to consolidated financial statements.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

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
Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this annual report. Based on this evaluation, those officers have concluded that, as of September 30, 2012, our disclosure controls and procedures were effective.
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
We assessed the effectiveness of our internal control over financial reporting as of September 30, 2012. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. After doing so, management concluded that, as of September 30, 2012, our internal control over financial reporting was effective.
The effectiveness of our internal control over financial reporting at September 30, 2012 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in this annual report.

Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2012, we changed our internal control over financial reporting and our disclosure controls and procedures by enhancing these controls with additional review procedures, including reviews by a more highly skilled and experienced manager, to help ensure appropriate classification of cash flows from operating activities as between those from continuing operations and those from discontinued operations in prior periods.
In connection with these control changes, we discovered errors that had been made earlier in the classification of cash flows as between those from continuing operations and those from discontinued operations. These errors, which were reported on a Current Report on Form 8-K filed with the SEC on November 23, 2012, had no impact on any consolidated balance sheet, consolidated statement of operations and other comprehensive income, consolidated statement of changes in stockholders' equity, debt compliance covenant or employee compensation metric for any period. These errors also had no impact on any consolidated statement of cash flows information for any period other than the six months ended March 31, 2011 and the nine months ended June 30, 2011 as presented in our Quarterly Reports filed on Form 10-Q for the quarterly periods ended March 31, 2012 and June 30, 2012, respectively.
These errors related to the classification of deferred income tax and retirement plan adjustments in determining net cash used in operating activities due to designating our U.S. Pipe segment as discontinued operations in our condensed consolidated financial statements during the quarter ended March 31, 2012. Specifically, net cash used in operating activities was overstated by $8.0 million and $10.0 million for the six months ended March 31, 2011 and nine months ended June 30, 2011, respectively. Net cash used in discontinued operations was understated by these same amounts for these periods. Corrected unaudited condensed consolidated statements of cash flows for these periods are presented in Note 22 of the consolidated financial statements included in this annual report and, in addition, were reported in our Current Report on Form 8-K filed with the SEC on November 23, 2012.
As a result of these errors, management concluded that as of March 31, 2012 and June 30, 2012 our internal control over financial reporting and our disclosure controls and procedures were not effective. In connection with this determination, management also concluded that we had a material weakness as of March 31, 2012 and June 30, 2012 in these controls related to classification of cash flows as between those from continuing operations and those from discontinued operations related solely to the prior period cash flow statements as presented for comparative purposes. At the same time, in light of the enhancement of our internal control over financial reporting and our disclosure controls and procedures during the fourth quarter of 2012, management concluded that such weakness had been remediated as of September 30, 2012.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The name, age at November 15, 2012 and position of each of our executive officers and directors are presented below.

Name	Age	Position
Gregory E. Hyland	61	Chairman of the board of directors, President and Chief Executive Officer
Keith L. Belknap	54	Senior Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary
Robert D. Dunn	55	Senior Vice President, Human Resources
Thomas E. Fish	57	President, Anvil
Evan L. Hart	47	Senior Vice President and Chief Financial Officer
Robert P. Keefe	58	Senior Vice President and Chief Technology Officer
Kevin G. McHugh	54	Vice President and Controller
Gregory S. Rogowski	53	President, Mueller Co.
Marietta Edmunds Zakas	53	Senior Vice President, Strategy, Corporate Development and Communications
Howard L. Clark, Jr.	68	Director
Shirley C. Franklin	67	Director
Thomas J. Hansen	63	Director
Jerry W. Kolb	76	Director
Joseph B. Leonard	69	Director
Mark J. O’Brien	69	Director
Bernard G. Rethore	71	Director
Neil A. Springer	74	Director
Lydia W. Thomas	68	Director
Michael T. Tokarz	62	Director
Gregory E. Hyland has been Chairman of the board of directors since October 2005 and President and Chief Executive Officer since January 2006. Mr. Hyland was Chairman, President and Chief Executive Officer of Walter Energy, a homebuilding, financial services and natural resources company, from September 2005 to December 2006. Prior to that time, he was President, U.S. Fleet Management Solutions of Ryder System, Inc. (“Ryder“), a transportation and logistics company, from June 2005 to September 2005. Mr. Hyland was Executive Vice President, U.S. Fleet Management Solutions of Ryder from October 2004 to June 2005. He earned Bachelor and Master of Business Administration degrees from the University of Pittsburgh.
Keith L. Belknap has been our Senior Vice President, General Counsel and Corporate Secretary since April 2012, and our Chief Compliance Officer since October 2012. Previously, Mr. Belknap was Senior Vice President, General Counsel and Corporate Secretary of PRIMEDIA, Inc., a real estate advertising company, since 2007. Prior to that time, he held senior legal positions with PPG Industries, a supplier of paint, coating, optical product, specialty material, chemical, glass and fiberglass, and Georgia-Pacific Corporation, a manufacturer and marketer of tissue, packaging, paper, pulp and building products. Mr. Belknap earned a Bachelor of Arts degree from the University of Tulsa (Phi Beta Kappa) and a Juris Doctor with honors from Harvard Law School.
Robert D. Dunn has been our Senior Vice President, Human Resources since November 2007. Previously, Mr. Dunn was Senior Vice President, Human Resources of Dean Foods Company (formerly Suiza Foods Corporation), a food and dairy company since 1999. He earned a Bachelor of Science degree from Murray State University and a Master of Business Administration degree from Embry Riddle Aeronautical University.
Thomas E. Fish has been President of our Anvil segment since 2000. From January 2005 to November 2005, Mr. Fish was Mueller Co.'s Interim Chief Financial Officer. He earned a Bachelor of Science degree from the University of Rhode Island and is a certified public accountant.
Evan L. Hart has been our Senior Vice President and Chief Financial Officer since July 2008. Mr. Hart was our Controller from December 2007 to July 2008 and our Vice President of Financial Planning and Analysis from September 2006 to December 2007. Previously, he was Vice President, Controller and Treasurer for Unisource Worldwide, Inc., a marketer and distributor of commercial printing & business imaging papers, packaging systems and facility supplies and equipment from

2002 to 2006. Mr. Hart earned a Bachelor of Science degree from Birmingham-Southern College and is a certified public accountant.
Robert P. Keefe has been our Senior Vice President and Chief Technology Officer since December 2011 and our Senior Vice President and Chief Information Officer since March 2007. Previously, Mr. Keefe was Corporate Vice President and Chief Information Officer at Russell Corporation, an athletic apparel, footwear and equipment company. He is a director of the Society for Information Management, International, a non-profit trade organization. Mr. Keefe earned a Bachelor degree from the State University of New York at Oswego and a Master of Business Administration degree from Pace University.
Kevin G. McHugh has been our Vice President and Controller since July 2008. Mr. McHugh was our Vice President, Financial Reporting from January 2008 to July 2008. Previously, he was Corporate Controller at Unisource Worldwide, Inc. from 2003 to 2007. Mr. McHugh earned a Bachelor of Business Administration degree with honors from the University of Notre Dame and is a certified public accountant.
Gregory S. Rogowski has been President of our Mueller Co. segment since May 2009. Previously, Mr. Rogowski was President and/or Chief Executive Officer of Performance Fibers, Inc., a polyester industrial fibers business from 2004 to 2009. He earned a Bachelor of Science degree from Virginia Polytechnic Institute and State University, a Master of Science degree from the University of Akron and a Master of Business Administration degree from the University of Richmond.
Marietta Edmunds Zakas has been our Senior Vice President, Strategy, Corporate Development and Communications since November 2006. Previously, Ms. Zakas held various positions at Russell Corporation, culminating in her role as Corporate Vice President, Chief of Staff, Business Development and Treasurer. She earned a Bachelor of Arts degree from Randolph-Macon Woman's College (now known as Randolph College), a Master of Business Administration degree from the University of Virginia Darden School of Business and a Juris Doctor from the University of Virginia School of Law. Ms. Zakas is a director of Atlantic Capital Bank and Atlantic Capital Bancshares.
Howard L. Clark, Jr. has been a member of our board of directors since April 2006. Mr. Clark has been a director of Walter Energy since March 1995. He was Vice Chairman of Barclays Capital, the investment banking division of Barclays Bank PLC, from September 2008 through June 2011. Mr. Clark was Vice Chairman of Lehman Brothers Inc., an investment banking firm, from February 1993 to September 2008 and, before that, Chairman and Chief Executive Officer of Shearson Lehman Brothers Inc. Until June 2012, he was a director of United Rentals, Inc., an equipment rental company. Mr. Clark is a director of White Mountains Insurance Group, Ltd., a financial services and insurance holding company. Mr. Clark earned a Master of Business Administration degree from Columbia University, Graduate School of Business.
Shirley C. Franklin has been a member of our board of directors since November 2010. Ms. Franklin is Chair of the board of directors and Chief Executive Officer of Purpose Built Communities, Inc., a national non-profit organization established to transform struggling neighborhoods into sustainable communities. She also is Co-Chair of the Atlanta Regional Commission on Homelessness and Chair of the board of directors of the National Center for Civil and Human Rights.  From 2002 to 2010, Ms. Franklin was mayor of Atlanta, Georgia. Since July 2011, she has been a director of Delta Air Lines, Inc., a provider of air transportation for passengers and cargo. Ms. Franklin earned a Bachelor of Science degree in sociology from Howard University and a Master's degree in sociology from the University of Pennsylvania.
Thomas J. Hansen has been a member of our board of directors since October 2011.  Until March 2012, Mr. Hansen was Vice Chairman of Illinois Tool Works Inc. (“ITW”), a manufacturer of fasteners and components, consumable systems and a variety of specialty products and equipment. He joined ITW in 1980 as sales and marketing manager of the Shakeproof Industrial Products businesses.  From 1998 until May 2006, Mr. Hansen was Executive Vice President of ITW.  He is a member of the Northern Illinois University Executive Club, a member of the Economics Club of Chicago, Chairman of The ITW Better Government Council and a former member of the Board of Trustees of MAPI (Manufacturers Alliance).  Mr. Hansen is a director of Terex Corporation, a diversified global manufacturer of a variety of machinery products.  From 2005 through 2008, he was a director of CDW Corporation. Mr. Hansen earned a Bachelor of Science degree in marketing from Northern Illinois State University and a Master of Business Administration degree from Governors State University.
Jerry W. Kolb has been a member of our board of directors since April 2006. Mr. Kolb has been a director of Walter Energy since June 2003. He was a Vice Chairman of Deloitte & Touche LLP, a registered public accounting firm, from 1986 to 1998. Mr. Kolb earned a Bachelor of Science degree in accountancy from the University of Illinois and Master of Business Administration degree in finance from DePaul University. Mr. Kolb is a certified public accountant.

Joseph B. Leonard has been a member of our board of directors since April 2006. Mr. Leonard was a director of Walter Energy from June 2005 to April 2007 and he rejoined that board in February 2009. He was Interim Chief Executive Officer of Walter Energy from March 2010 through March 2011 and from August 2011 to September 2011. Mr. Leonard was Chairman of AirTran Holdings, Inc., a full service airline company, from November 2007 to June 2008, Chairman and Chief Executive Officer of AirTran Holdings, Inc. from January 1999 to November 2007 and President of AirTran Holdings, Inc. from January 1999 to January 2001. He is a director of Air Canada, a full service airline company. Mr. Leonard earned a Bachelor of Science degree in aerospace engineering from Auburn University.
Mark J. O'Brien has been a member of our board of directors since April 2006. Mr. O'Brien was a director of Walter Energy from June 2005 to April 2009. Since March 2006, he has been Chairman and Chief Executive Officer of Walter Investment Management Corp. (formerly Walter Energy's financing business). Mr. O'Brien has been President and Chief Executive Officer of Brier Patch Capital and Management, Inc., a real estate investment firm, since September 2004. He held various executive positions at Pulte Homes, Inc., a home building company, for 21 years, retiring as President and Chief Executive Officer in June 2003. Mr. O'Brien earned a Bachelor of Arts degree in history from the University of Miami.
Bernard G. Rethore has been a member of our board of directors since April 2006. He has been a director of Walter Energy since March 2002. Mr. Rethore has been Chairman of the Board Emeritus of Flowserve Corporation, a manufacturer of pumps, valves, seals and components, since April 2000. From January 2000 to April 2000, he was Flowserve's Chairman. Mr. Rethore had previously served as its Chairman, President and Chief Executive Officer. He had been a director of Belden, Inc., a manufacturer of specialty signal-transmission products, from 1997 until May 2012. Mr. Rethore is a director of Dover Corp., a diversified manufacturer of a wide range of proprietary products. In 2008, he was honored by the Outstanding Directors Exchange as an Outstanding Director of the Year and in 2012, he was designated a Board Leadership Fellow by the National Association of Corporate Directors. Mr. Rethore earned a Bachelor of Arts degree in Economics (Honors) from Yale University and a Master of Business Administration degree from the Wharton School of the University of Pennsylvania, where he was a Joseph P. Wharton Scholar and Fellow.
Neil A. Springer has been a member of our board of directors since April 2006. Mr. Springer was a director of Walter Energy from August 2000 to April 2006. He has been managing director of Springer & Associates LLC, a board consulting and executive recruitment company, since 1994. Mr. Springer was a director of IDEX Corporation from 1990 until April 2011. He earned a Bachelor of Science degree in accounting from Indiana University, a Master of Business Administration degree from the University of Dayton and a certificate of accountancy from the University of Illinois.
Lydia W. Thomas has been a member of our board of directors since January 2008. Dr. Thomas was President and Chief Executive Officer of Noblis, Inc., a public interest research and development company, from 1996 to 2007. She was previously with The MITRE Corporation, Center for Environment, Resources and Space, serving as Senior Vice President and General Manager from 1992 to 1996, Vice President from 1989 to 1992 and Technical Director from 1982 to 1989. Dr. Thomas is a director of Cabot Corporation, a global performance materials company. She earned a Bachelor of Science degree in zoology from Howard University, a Master of Science degree in microbiology from American University and a Doctor of Philosophy degree in cytology from Howard University.
Michael T. Tokarz has been a member of our board of directors since April 2006. Mr. Tokarz has been a non-executive Chairman of the Board of Walter Energy since December 2006. Since February 2002, he has been a member of the Tokarz Group, LLC, a venture capital investment company. From January 1996 until February 2002, Mr. Tokarz was a member of the limited liability company that serves as the general partner of Kohlberg Kravis Roberts & Co. L.P., a private equity company. He is a director of IDEX Corporation, CNO Financial Group, Inc. (formerly Conseco, Inc.), an insurance provider, MVC Capital, Inc., a registered investment company, Dakota Growers Pasta Company, Inc., a manufacturer and marketer of dry pasta products and Walter Investment Management Corp. In 2007, he was honored by the Outstanding Directors Exchange as an Outstanding Director of the Year. Mr. Tokarz earned a Bachelor of Arts degree in economics and a Master of Business Administration degree in finance from the University of Illinois.
Additional Information
Additional information required by this item will be contained in our definitive proxy statement issued in connection with the 2013 annual meeting of stockholders filed with the SEC within 120 days after September 30, 2012 and is incorporated herein by reference.
Our website address is www.muellerwaterproducts.com. You may obtain free electronic copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports from the investor relations section of our website. These reports are available on our website soon after we file them with or furnish them to the SEC. These reports should also be available through the SEC's website at www.sec.gov.

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
The information required by this item will be contained in our definitive proxy statement issued in connection with the 2013 annual meeting of stockholders is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Except for the information set forth below and the information set forth in Part II, Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES, the information required by this item will be contained in our definitive proxy statement issued in connection with the 2013 annual meeting of stockholders and is incorporated herein by reference.
Securities Authorized for Issuance under Equity Compensation Plans
We have two compensation plans under which our equity securities are authorized for issuance. The Mueller Water Products, Inc. 2006 Employee Stock Purchase Plan was approved by our sole stockholder in May 2006 and the Mueller Water Products, Inc. 2006 Stock Incentive Plan was approved by our sole stockholder in May 2006 and amended by our stockholders in January 2008, January 2009 and January 2012.
The following table sets forth certain information relating to these equity compensation plans at September 30, 2012.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance
Equity compensation plans approved by stockholders:
Mueller Water Products, Inc. 2006 Stock Incentive Plan	7,946,372	(1)	$6.30	(2)	8,890,767	(3)
Mueller Water Products, Inc. 2006 Employee Stock Purchase Plan	87,390		3.08		2,177,336	(4)
Total	8,033,762				11,068,103
Equity compensation plans not approved by stockholders	—		$—		—

(1)	Consists of shares to be issued upon exercise or vesting of outstanding stock awards granted under the Mueller Water Products, Inc. 2006 Stock Incentive Plan.

(2)	Weighted average exercise price of 5,522,610 outstanding stock options.

(3)
The number of shares available for future issuance under the Mueller Water Products, Inc. 2006 Stock Incentive Plan is 20,500,000 shares less the cumulative number of awards granted under the plan plus the cumulative number of awards canceled under the plan after January 25, 2012.

(4)
The number of shares available for future issuance under the Mueller Water Products, Inc. 2006 Employee Stock Purchase Plan is 4,000,000 shares less the cumulative number of shares issued under the plan.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be contained in our definitive proxy statement issued in connection with the 2013 annual meeting of stockholders is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be contained in our definitive proxy statement issued in connection with the 2013 annual meeting of stockholders is incorporated herein by reference.

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

3.1
Second Restated Certificate of Incorporation of Mueller Water Products, Inc. Incorporated by reference to Exhibit 3.1 to Mueller Water Products, Inc. Form 8-K (File no. 001-32892) filed on January 25, 2012.

3.1.1
Certificate of Merger, dated February 2, 2006, of Mueller Water Products, LLC and Mueller Water Products Co-Issuer, Inc. with and into Mueller Holding Company, Inc. Incorporated by reference to Exhibit 3.1.2 to Mueller Water Products, Inc. Form 8-K (File no. 333-116590) filed on February 3, 2006.

Exhibit no.	Document
3.2	Amended and Restated Bylaws of Mueller Water Products, Inc. Incorporated by reference to Exhibit 3.2 to Mueller Water Products, Inc. Form 8-K (File no. 001-32892) filed on January 25, 2012.
4.1
Indenture dated as of May 24, 2007 among Mueller Water Products, Inc., the guarantors named on the signature pages thereto and The Bank of New York (including form of global notes). Incorporated by reference to Exhibit 4.6 to Mueller Water Products, Inc. Form 8-K (File no. 001-32892) filed on May 30, 2007.

4.2
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

10.4	Mueller Water Products, Inc. Form of Notice of Stock Option Grant. Incorporated by reference to Exhibit 10.21 to Mueller Water Products, Inc. Form 10-Q (File no. 001-32892) filed on February 9, 2010.
10.5**	Mueller Water Products, Inc. Form of Restricted Stock Unit Award Agreement.
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

10.11.4*
Amendment, dated December 1, 2010, to Executive Employment Agreement, dated September 9, 2005, between Mueller Water Products, Inc. and Gregory E. Hyland. Incorporated by reference to Exhibit 99.1 to Mueller Water Products, Inc. Form 8-K (File no. 001-32892) filed on December 6, 2010.

10.11.5*
Amendment, dated March 31, 2012, to Executive Employment Agreement, dated September 9, 2005, between Mueller Water Products, Inc. and Gregory E. Hyland. Incorporated by reference to Exhibit 99.1 to Mueller Water Products, Inc. Form 10-Q (File no. 001-32892) filed on May 10, 2012.

10.12*
Executive Employment Agreement, dated as of July 16, 2008, between Mueller Water Products, Inc. and Evan L. Hart. Incorporated by reference to Exhibit 10.18 to Mueller Water Products, Inc. Form 10-Q (File 001-32892) filed on August 11, 2008.

10.12.1*
Amendment, dated December 1, 2009, to Executive Employment Agreement, dated September 6, 2006, between Mueller Water Products, Inc. and Evan L. Hart. Incorporated by reference to Exhibit 99.3 to Mueller Water Products, Inc. Form 8-K (File no. 001-32892) filed on December 4, 2009.

10.12.2
Amendment, dated March 31, 2012, to Executive Employment Agreement, dated September 6, 2006, between Mueller Water Products, Inc. and Evan L. Hart. Incorporated by reference to Exhibit 99.3 to Mueller Water Products, Inc. Form 8-K (File no. 001-3892) filed on May 10, 2012.

Exhibit no.	Document
10.13*
Employment Agreement, dated as of July 31, 2006, between Mueller Water Products, Inc. and Thomas E. Fish. Incorporated by reference to Exhibit 10.2 to Mueller Water Products, Inc. Form 8-K (File no. 001-32892) filed on August 3, 2006.

10.13.1*
Employment Agreement, dated as of February 22, 2010, between Mueller Water Products, Inc. and Thomas E. Fish. Incorporated by reference to Exhibit 99.1 to Mueller Water Products, Inc. Form 8-K (File no. 001-32892) filed on February 26, 2010.

10.13.2*
Executive Change-in-Control Severance Agreement, dated February 22, 2010, between Mueller Water Products, Inc. and Thomas E. Fish. Incorporated by reference to Exhibit 99.2 to Mueller Water Products, Inc. Form 8-K (File no. 001-32892) filed on February 26, 2010.

10.13.3
Amendment, dated March 31, 2012, to Executive Employment Agreement, dated September 9, 2005, between Mueller Water Products, Inc. and Thomas E. Fish. Incorporated by reference to Exhibit 99.1 to Mueller Water Products, Inc. Form 10-Q (File no. 001-32892) filed on May 10, 2012.

10.14*
Joint Litigation Agreement dated December 14, 2006 between Walter Industries, Inc. and Mueller Water Products, Inc. Incorporated by reference to Exhibit 10.3 to Mueller Water Products, Inc. Form 8-K (File no. 001-32892) filed on December 19, 2006.

10.15*	Form of Executive Change-in-Control Severance Agreement. Incorporated by reference to Exhibit 99.3 to Mueller Water Products, Inc. Form 8-K (File no. 001-32892) filed on October 6, 2008.
10.16*	Form of Amendment to Executive Employment Agreement. Incorporated by reference to Exhibit 99.1 to Mueller Water Products, Inc. Form 8-K (File no. 001-32892) filed on February 6, 2009.
10.17*	Mueller Water Products, Inc. 2010 Management Incentive Plan. Incorporated by reference to Exhibit 10.20 to Mueller Water Products, Inc. Form 10-Q (File no. 001-32892) filed on February 9, 2010.
10.18*
Employment Agreement, dated August 9, 2010, between Mueller Water Products, Inc. and Paul Ciolino. Incorporated by reference to Exhibit 10.20 to Mueller Water Products, Inc. Form 10-Q (File no. 001-32892) filed on August 9, 2010.

10.18.1*
Executive Change-in-Control Severance Agreement, dated August 9, 2010, between Mueller Water Products, Inc. and Paul Ciolino. Incorporated by reference to Exhibit 10.21 to Mueller Water Products, Inc. Form 10-Q (File no. 001-32892) filed on August 9, 2010.

10.18.2*
Assignment and Amendment of Executive Change-in-Control Severance Agreement, dated June 10, 2011, among Mueller Water Products, Inc., United States Pipe and Foundry Company, LLC and Paul Ciolino. Incorporated by reference to Exhibit 10.23.2 to Mueller Water Products, Inc. Form 8-K (File no. 001-32892) filed on June 14, 2011.

10.18.3
Assignment and Assumption Agreement, dated April 2, 2012, between United States Pipe and Foundry Company, LLC and Mueller Water Products, Inc. Incorporated by reference to Exhibit 10.21.3 to Mueller Water Products, Inc. Form 8-K (File no. 001-32892) filed on April 4, 2012.

10.19
Purchase Agreement, dated August 19, 2010, between Mueller Water Products, Inc. and the Guarantors named therein and Banc of America Securities LLC. Incorporated by reference to Exhibit 10.22 to Mueller Water Products, Inc. Form 8-K (File no. 001-32892) filed on August 20, 2010.

10.20
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

10.21*
Employment Agreement, dated April 10, 2009, between Mueller Water Products, Inc. and Gregory Rogowski. Incorporated by reference to Exhibit 10.26 to Mueller Water Products, Inc. Form 10-K (File no. 001-32892) filed on November 23, 2010.

10.21.1*
Amendment to Employment Agreement, date December 1, 2009, between Mueller Water Products, Inc. and Gregory Rogowski. Incorporated by reference to Exhibit 10.27 to Mueller Water Products, Inc. Form 10-K (File no. 001-32892) filed on November 23, 2010.

10.21.2*
Executive Change-in-Control Severance Agreement, dated May 4, 2009, between Mueller Water Products, Inc. and Gregory Rogowski. Incorporated by reference to Exhibit 10.28 to Mueller Water Products, Inc. Form 10-K (File no. 001-32892) filed on November 23, 2010.

10.21.3
Amendment, dated March 31, 2012, to Executive Employment Agreement, dated September 9, 2005, between Mueller Water Products, Inc. and Gregory Rogowski. Incorporated by reference to Exhibit 99.1 to Mueller Water Products, Inc. Form 10-Q (File no. 001-32892) filed on May 10, 2012.

Exhibit no.	Document
10.22*
Special Incentive Award Program for Selected Employees of U.S. Pipe, dated June 2011. Incorporated by reference to Exhibit 10.29 to Mueller Water Products, Inc. Form 8-K (File no. 001-32892) filed on June 14, 2011.

10.23
Purchase Agreement, dated March 7, 2012, among Mueller Water Products, Inc., Mueller Group, LLC and USP Holdings Inc. Incorporated by reference to Exhibit 2.3 to Mueller Water Products, Inc. Form 8-K (File no. 001-32892) filed on March 8, 2012.

10.24**	Employment Agreement, dated September 15, 2008, between Mueller Water Products, Inc. and Robert Dunn.
10.24.1**	Executive Change-in-Control Severance Agreement, dated September 15, 2008.
10.24.2**	Amendment to Employment Agreement, dated February 6, 2009, between Mueller Water Products, Inc. and Robert Dunn.
10.24.3*
Amendment to Employment Agreement, dated December 1, 2009, between Mueller Water Products, Inc. and Robert Dunn. Incorporated by reference to Exhibit 99.3 to Mueller Water Products, Inc. Form 8-K (File no. 001-32892) filed on December 4, 2009.

10.24.4**	Amendment to Employment Agreement, dated January 23, 2012, between Mueller Water Products, Inc. and Robert Dunn.
10.24.5**	Amendment to Employment Agreement, dated March 1, 2012, between Mueller Water Products, Inc. and Robert Dunn.
10.25**	Mueller Water Products, Inc. Form of Performance Share Award Agreement.
10.26**	Mueller Water Products, Inc. Form of Performance Share Award Agreement (Stub Period).
12.1**	Computation of Ratio of Earnings to Fixed Charges
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
101**
The following financial information from the Annual Report on Form 10-K for the year ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language), (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Other Comprehensive Income, (iii) the Consolidated Statements of Stockholders' Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

_____________________________

*	Management compensatory plan, contract or arrangement

**	Filed with this annual report

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: November 29, 2012

MUELLER WATER PRODUCTS, INC.

By:	/s/ Gregory E. Hyland
Name: Gregory E. Hyland
Title: Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gregory E. Hyland	Chairman of the Board of Directors, President and Chief Executive Officer (principal executive officer)	November 29, 2012
Gregory E. Hyland

/s/ Evan L. Hart	Senior Vice President and Chief Financial Officer (principal financial officer)	November 29, 2012
Evan L. Hart

/s/ Kevin G. McHugh	Vice President and Controller (principal accounting officer)	November 29, 2012
Kevin G. McHugh

/s/ Howard L. Clark	Director	November 29, 2012
Howard L. Clark

/s/ Shirley C. Franklin	Director	November 29, 2012
Shirley C. Franklin

/s/ Thomas J. Hansen	Director	November 29, 2012
Thomas J. Hansen

/s/ Jerry W. Kolb	Director	November 29, 2012
Jerry W. Kolb

/s/ Joseph B. Leonard	Director	November 29, 2012
Joseph B. Leonard

/s/ Mark J. O’Brien	Director	November 29, 2012
Mark J. O’Brien

/s/ Bernard G. Rethore	Director	November 29, 2012
Bernard G. Rethore

/s/ Neil A. Springer	Director	November 29, 2012
Neil A. Springer

/s/ Lydia W. Thomas	Director	November 29, 2012
Lydia W. Thomas

/s/ Michael T. Tokarz	Director	November 29, 2012
Michael T. Tokarz

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Mueller Water Products, Inc.
We have audited the accompanying consolidated balance sheets of Mueller Water Products, Inc. and subsidiaries as of September 30, 2012 and 2011, and the related consolidated statements of operations and other comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mueller Water Products, Inc. and subsidiaries at September 30, 2012 and 2011, and the consolidated results of their operations and other comprehensive income and their cash flows for each of the three years in the period ended September 30, 2012, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Mueller Water Products, Inc.'s internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 29, 2012 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Atlanta, Georgia
November 29, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Mueller Water Products, Inc.

We have audited Mueller Water Products, Inc. and subsidiaries' internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Mueller Water Products, Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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
In our opinion, Mueller Water Products, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2012, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Mueller Water Products, Inc. and subsidiaries as of September 30, 2012 and 2011, and the related consolidated statements of operations and other comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2012 and our report dated November 29, 2012 expressed an unqualified opinion on those financial statements.

/s/ Ernst & Young LLP

Atlanta, Georgia
November 29, 2012

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,
	2012	2011
	(in millions, except share amounts)
Assets:
Cash and cash equivalents	$83.0	$61.0
Receivables, net	166.1	147.4
Inventories	183.2	175.9
Deferred income taxes	19.6	28.7
Other current assets	38.0	43.8
Current assets held for sale	—	142.0
Total current assets	489.9	598.8
Property, plant and equipment, net	144.7	145.7
Identifiable intangible assets	573.7	602.4
Other noncurrent assets	32.6	30.4
Noncurrent assets held for sale	—	107.7
Total assets	$1,240.9	$1,485.0

Liabilities and stockholders’ equity:
Current portion of long-term debt	$1.1	$0.9
Accounts payable	84.5	59.1
Other current liabilities	82.8	77.9
Current liabilities held for sale	—	56.9
Total current liabilities	168.4	194.8
Long-term debt	621.7	677.4
Deferred income taxes	132.8	154.2
Other noncurrent liabilities	86.8	79.6
Total liabilities	1,009.7	1,106.0

Commitments and contingencies (Note 18)

Common stock: 600,000,000 shares authorized;156,840,648 and 155,793,612 shares outstanding at September 30, 2012 and September 30, 2011, respectively	1.6	1.6
Additional paid-in capital	1,587.3	1,593.2
Accumulated deficit	(1,270.0)	(1,161.6)
Accumulated other comprehensive loss	(87.7)	(54.2)
Total stockholders’ equity	231.2	379.0
Total liabilities and stockholders’ equity	$1,240.9	$1,485.0

The accompanying notes are an integral part of the consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

	Year ended September 30,
	2012	2011	2010
	(in millions, except per share amounts)
Net sales	$1,023.9	$964.6	$959.7
Cost of sales	752.8	716.5	700.6
Gross profit	271.1	248.1	259.1
Operating expenses:
Selling, general and administrative	204.2	191.8	188.8
Restructuring	2.8	3.6	0.6
Total operating expenses	207.0	195.4	189.4
Operating income	64.1	52.7	69.7
Interest expense, net	59.9	65.6	68.0
Loss on early extinguishment of debt	1.5	—	4.6
Income (loss) before income taxes	2.7	(12.9)	(2.9)
Income tax expense (benefit)	7.9	(2.9)	2.5
Loss from continuing operations	(5.2)	(10.0)	(5.4)
Loss from discontinued operations, net of tax	(103.2)	(28.1)	(39.8)
Net loss	(108.4)	(38.1)	(45.2)

Other comprehensive loss:
Derivatives	—	—	(0.7)
Income tax effects	—	—	0.3
Amortization of interest expense on terminated swap contracts	5.0	8.0	6.5
Income tax effects	(2.0)	(3.1)	(2.6)
Foreign currency translation	2.9	(1.1)	3.4
Minimum pension liability	(39.8)	19.2	14.6
Income tax effects	0.4	(7.6)	(5.8)
Other	—	0.6	—
	(33.5)	16.0	15.7
Comprehensive loss	$(141.9)	$(22.1)	$(29.5)

Net loss per basic share:
Continuing operations	$(0.03)	$(0.07)	$(0.03)
Discontinued operations	(0.66)	(0.18)	(0.26)
Net loss	$(0.69)	$(0.25)	$(0.29)

Net loss per diluted share:
Continuing operations	$(0.03)	$(0.07)	$(0.03)
Discontinued operations	(0.66)	(0.18)	(0.26)
Net loss	$(0.69)	$(0.25)	$(0.29)

Weighted average shares outstanding:
Basic	156.5	155.3	154.3
Diluted	156.5	155.3	154.3

Dividends declared per share	$0.07	$0.07	$0.07

The accompanying notes are an integral part of the consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total
	(in millions)
Balance at September 30, 2009	$1.5	$1,599.0	$(1,078.3)	$(85.9)	$436.3
Net loss	—	—	(45.2)	—	(45.2)
Dividends declared	—	(10.8)	—	—	(10.8)
Stock-based compensation	—	8.3	—	—	8.3
Stock issued under stock compensation plans	—	1.0	—	—	1.0
Derivative instruments	—	—	—	3.5	3.5
Foreign currency translation	—	—	—	3.4	3.4
Minimum pension liability	—	—	—	8.8	8.8
Balance at September 30, 2010	1.5	1,597.5	(1,123.5)	(70.2)	405.3
Net loss	—	—	(38.1)	—	(38.1)
Dividends declared	—	(10.9)	—	—	(10.9)
Stock-based compensation	—	5.7	—	—	5.7
Stock issued under stock compensation plans	0.1	0.9	—	—	1.0
Derivative instruments	—	—	—	4.9	4.9
Foreign currency translation	—	—	—	(1.1)	(1.1)
Minimum pension liability	—	—	—	12.2	12.2
Balance at September 30, 2011	1.6	1,593.2	(1,161.6)	(54.2)	379.0
Net loss	—	—	(108.4)	—	(108.4)
Dividends declared	—	(11.0)	—	—	(11.0)
Stock-based compensation	—	4.9	—	—	4.9
Stock issued under stock compensation plans	—	0.2	—	—	0.2
Derivative instruments	—	—	—	3.0	3.0
Foreign currency translation	—	—	—	2.9	2.9
Minimum pension liability	—	—	—	(39.4)	(39.4)
Balance at September 30, 2012	$1.6	$1,587.3	$(1,270.0)	$(87.7)	$231.2

The accompanying notes are an integral part of the consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended September 30,
	2012	2011	2010
	(in millions)
Operating activities:
Net loss	$(108.4)	$(38.1)	$(45.2)
Less: loss from discontinued operations	103.2	28.1	39.8
Loss from continuing operations	(5.2)	(10.0)	(5.4)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Depreciation	31.2	33.9	35.6
Amortization	29.4	29.2	30.0
Loss on early extinguishment of debt, net	1.5	—	4.6
Stock-based compensation expense	5.1	5.0	7.2
Deferred income taxes	7.6	(5.9)	(10.3)
Retirement plans	4.6	7.5	9.4
Interest rate swap contracts	5.0	8.0	6.5
Other, net	3.0	5.1	(3.0)
Changes in assets and liabilities, net of acquisitions:
Receivables	(17.6)	(13.6)	2.0
Inventories	(6.0)	24.7	44.3
Other current assets and other noncurrent assets	13.5	1.9	32.5
Accounts payable and other liabilities	4.7	(33.7)	(55.5)
Net cash provided by operating activities	76.8	52.1	97.9
Investing activities:
Capital expenditures	(31.4)	(23.1)	(21.8)
Acquisitions	(1.3)	(9.2)	—
Proceeds from sales of assets	0.3	1.1	55.0
Net cash provided by (used in) investing activities	(32.4)	(31.2)	33.2
Financing activities:
Debt borrowings	0.6	0.7	270.5
Debt paid or repurchased	(57.2)	(15.0)	(318.5)
Common stock issued	0.2	1.0	1.0
Payment of deferred financing fees	—	(0.4)	(9.8)
Dividends paid	(11.0)	(10.9)	(10.8)
Other	(0.7)	1.7	1.7
Net cash used in financing activities	(68.1)	(22.9)	(65.9)
Net cash flows from discontinued operations:
Operating activities	(43.3)	(12.2)	(34.7)
Investing activities	87.5	(8.4)	(9.6)
Net cash provided by (used in) discontinued operations	44.2	(20.6)	(44.3)
Effect of currency exchange rate changes on cash	1.5	(0.4)	1.5
Net change in cash and cash equivalents	22.0	(23.0)	22.4
Cash and cash equivalents at beginning of year	61.0	84.0	61.6
Cash and cash equivalents at end of year	$83.0	$61.0	$84.0

The accompanying notes are an integral part of the consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization
Mueller Water Products, Inc., a Delaware corporation, together with its consolidated subsidiaries, operates in two business segments: Mueller Co. and Anvil. Mueller Co. manufactures valves for water and gas systems, including butterfly, iron gate, tapping, check, plug and ball valves, as well as dry-barrel and wet-barrel fire hydrants and a broad range of metering, leak detection and pipe condition assessment products and services for the water infrastructure industry. Anvil manufactures and sources a broad range of products including a variety of fittings, couplings, hangers and related products. The “Company,” “we,” “us” or “our” refer to Mueller Water Products, Inc. and its subsidiaries or their management. With regard to the Company's segments, “we,” “us” or “our” may also refer to the segment being discussed or its management.
On April 1, 2012, we sold our former U.S. Pipe segment to USP Holdings Inc., an affiliate of Wynnchurch Capital, Ltd (“Wynnchurch”). U.S. Pipe's results of operations have been reclassified as discontinued operations, and its assets and liabilities reclassified as held for sale, for all prior periods.
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
Revenue Recognition-Revenue is recognized when delivery of products has occurred or services have been rendered and there is persuasive evidence of a sales arrangement, selling prices are fixed or determinable and collectibility is reasonably assured. Revenue is reported net of estimated discounts, returns and rebates as “net sales.”
Shipping and Handling-Costs to ship products to customers are included in cost of sales. Amounts billed to customers, if any, to cover shipping and handling costs are included in net sales.
Stock-based Compensation-Compensation expense for stock-based awards granted to employees and directors is based on the fair value at the grant dates for most of our outstanding stock-based compensation awards, and is based on the fair value at each reporting date for our Phantom Plan awards. See Note 12 for more information regarding our stock-based compensation. Stock-based compensation expense is a component of selling, general and administrative expenses.
Cash and Cash Equivalents-All highly liquid investments with remaining maturities of 90 days or less when purchased are classified as cash equivalents. Where there is no right of offset against cash balances, outstanding checks are included in accounts payable. At September 30, 2012 and 2011, checks issued but not yet presented to the banks for payment were $4.6 million and $5.3 million, respectively, and were included in accounts payable.
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

The following table summarizes information concerning our allowance for doubtful receivables.

	2012	2011	2010
	(in millions)
Balance at beginning of year	$4.8	$5.3	$3.0
Provision charged (credited) to expense	0.6	(0.1)	0.4
Balances written off, net of recoveries	(0.1)	(0.3)	(0.8)
Reclassifications	0.4	—	2.7
Other	—	(0.1)	—
Balance at end of year	$5.7	$4.8	$5.3
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
The following table summarizes information concerning our inventory reserves.

	2012	2011	2010
	(in millions)
Balance at beginning of year	$15.0	$17.3	$20.0
Provision charged to expense	1.8	1.2	1.7
Amounts written off	(2.3)	(1.7)	(3.4)
Other	0.1	(1.8)	(1.0)
Balance at end of year	$14.6	$15.0	$17.3
Prepaid Expenses-Prepaid expenses include maintenance supplies and tooling costs. Costs for perishable tools and maintenance items are expensed when put into service. Costs for more durable items are amortized over their estimated useful lives, ranging from 3 to 10 years.
Property, Plant and Equipment-Property, plant and equipment is recorded at cost, less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets. Estimated useful lives are 10 to 20 years for land improvements, 10 to 40 years for buildings and 3 to 15 years for machinery and equipment. Leasehold improvements and capitalized leases are depreciated using the straight-line method over the lesser of the useful life of the asset or the remaining lease term. Gains and losses upon disposition are reflected in operating results in the period of disposition.
Direct internal and external costs to implement computer systems and software are capitalized. Capitalized costs are depreciated over the estimated useful life of the system or software, generally 3 to 5 years, beginning when site installation or module development is complete and ready for use.
Liabilities are recognized at fair value for asset retirement obligations related to plant and landfill closures in the period in which they are incurred and the carrying amounts of the related long-lived assets are correspondingly increased. Over time, the liabilities are accreted to their estimated future values. At September 30, 2012 and 2011, asset retirement obligations were $3.5 million and $3.4 million, respectively.
Accounting for the Impairment of Long-Lived Assets-Management tests intangible assets that have an indefinite life for impairment annually (or more frequently if events or circumstances indicate possible impairment). We perform our annual impairment testing at September 1. Finite-lived intangible assets are amortized over their respective estimated useful lives and reviewed for impairment if events or circumstances indicate possible impairment.
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

Workers Compensation-Our exposure to workers compensation claims is generally limited to $1 million per incident. Liabilities, including those related to claims incurred but not reported, are recorded principally using annual valuations based on discounted future expected payments and using historical data combined with insurance industry data when historical data is limited. We are indemnified by a predecessor to Tyco International Ltd. for all Mueller Co. and Anvil workers compensation liabilities related to incidents that occurred prior to August 16, 1999. See Note 18. We retained U.S. Pipe workers compensation liabilities related to incidents that occurred prior to April 1, 2012, but the Purchaser has agreed to reimburse us for up to $11.8 million in payments we make related to these liabilities. See Note 5. On an undiscounted basis, workers compensation liabilities were $22.6 million and $25.4 million at September 30, 2012 and 2011, respectively. On a discounted basis, workers compensation liabilities were $20.0 million and $22.4 million at September 30, 2012 and 2011, respectively.
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
Activity in accrued warranty, reported as part of other current liabilities, is presented below.

	2012	2011	2010
	(in millions)
Balance at beginning of year	$2.0	$1.5	$2.0
Warranty expense	1.4	1.6	1.3
Warranty payments	(1.8)	(1.1)	(1.8)
Balance at end of year	$1.6	$2.0	$1.5
Deferred Financing Fees-Costs of debt financing are charged to expense over the life of the related financing agreements, which range from 5 to 10 years. Remaining costs and the future period over which they would be charged to expense are reassessed when amendments to the related financing agreements or prepayments occur.
Derivative Instruments and Hedging Activities-Changes in the fair value of derivative instruments accounted for as effective cash-flow hedges are recorded to accumulated other comprehensive loss. Gains and losses on derivative instruments not qualifying as effective cash-flow hedges, representing hedge ineffectiveness and hedge components excluded from the assessment of effectiveness are recognized in earnings in the periods in which they occur.
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
Environmental Expenditures-We capitalize environmental expenditures that increase the life or efficiency of noncurrent assets or that reduce or prevent environmental contamination. We accrue for environmental expenses resulting from existing conditions that relate to past operations when the costs are probable and reasonably estimable. We are indemnified under an agreement with a predecessor to Tyco for certain environmental liabilities that existed at August 16, 1999. See Note 18.
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

Note 3.	Identifiable Intangible Assets
Identifiable intangible assets are presented below.

	September 30,
	2012	2011
	(in millions)
Cost:
Finite-lived intangible assets:
Technology	$79.3	$79.3
Customer relationships and other	398.2	397.7
Indefinite-lived intangible assets:
Trade names and trademarks	299.7	299.5
	777.2	776.5
Accumulated amortization:
Technology	(53.5)	(45.5)
Customer relationships	(150.0)	(128.6)
	(203.5)	(174.1)
Net book value	$573.7	$602.4
At September 30, 2012, the remaining weighted-average amortization period for the finite-lived intangible assets was 10.2 years. Amortization expense related to finite-lived intangible assets was $29.4 million, $29.2 million and $30.0 million for 2012, 2011 and 2010, respectively. Amortization expense for each of the next five years is scheduled to be $29.5 million in 2013, $28.1 million in 2014, $27.2 million in 2015, $21.9 million in 2016 and $21.9 million in 2017.

Note 4.	Acquisition and Goodwill
On December 14, 2010, we acquired Echologics Engineering Inc., a water leak detection and pipe condition assessment company headquartered in Toronto, Canada, for $7.9 million in cash, which included $1.5 million placed in escrow related to seller indemnifications. During the quarter ended December 31, 2011, we resolved one of these contingencies in our favor and reduced the purchase price by $0.5 million, which reduced the associated goodwill balance to zero. During 2012, we released the remaining $1.0 million from escrow to the sellers. We have included the operating results of the business in Mueller Co. effective December 14, 2010. The fair values of the related assets and liabilities are presented below, in millions.

Assets acquired:
Receivables	$0.3
Inventories	0.1
Other current assets	0.2
Property, plant, and equipment	0.1
Identifiable intangible assets	7.3
Liabilities:
Accounts payable and other current liabilities	(0.2)
Deferred income taxes	(0.4)
$7.4
Identifiable intangible assets consisted of trade names and trademarks of $0.6 million that have indefinite useful lives and technology of $6.7 million that has an estimated useful life of 15 years.

The change in the carrying amount of goodwill in the year ended September 30, 2012 is presented below.

	Mueller Co.	Anvil	Total
	(in millions)
Balances at September 30, 2011:
Gross goodwill	$717.8	$92.7	$810.5
Accumulated impairment	(717.3)	(92.7)	(810.0)
	0.5	—	0.5
Purchase price adjustment	(0.5)	—	(0.5)
Balances at September 30, 2012:
Gross goodwill	717.3	92.7	810.0
Accumulated impairment	(717.3)	(92.7)	(810.0)
	$—	$—	$—

Note 5.	Discontinued Operations, Assets Held for Sale and Divestitures
U.S. Pipe. On April 1, 2012, we sold our former U.S. Pipe segment and received proceeds of $94.0 million in cash, subject to adjustments, and the agreement by the purchaser to reimburse us for expenditures to settle certain previously-existing liabilities estimated at $10.1 million at March 31, 2012. We believe there are net additional purchase price adjustments related to net working capital and net indebtedness that would increase the purchase price by $9.2 million. However, the Purchaser has claimed net purchase price adjustments related to net working capital and net indebtedness that would reduce the purchase price by $4.8 million. This dispute will be resolved by an independent auditor who has been selected by the parties, and we cannot make a reliable estimate of what the resolution may be. The resolution of the purchase price adjustments dispute will likely result in an adjustment to our recorded loss on sale of discontinued operations.
There were no assets or liabilities held for sale at September 30, 2012. The table below presents the components of the balance sheet accounts classified as assets and liabilities held for sale at September 30, 2011, in millions.

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

	2012	2011	2010
	(in millions)
Net sales	$197.0	$374.6	$377.8
Cost of sales	197.9	388.6	400.5
Gross loss	(0.9)	(14.0)	(22.7)
Operating expenses	4.2	32.0	43.0
Operating loss	(5.1)	(46.0)	(65.7)
Interest expense	0.3	—	—
Loss on sale of discontinued operations	119.7	—	—
Income tax benefit	(21.9)	(17.9)	(25.9)
Loss from discontinued operations, net of tax	$(103.2)	$(28.1)	$(39.8)
Certain assets, liabilities and activities previously associated with our former U.S. Pipe segment have been retained by the Company, including ownership of certain real property and retention of pension and other postretirement obligations to employees of U.S. Pipe. Cash flows associated with some of these items are anticipated to continue indefinitely, but they are not clearly and closely related to the future operations of U.S. Pipe under its new owners.
Picoma. In November 2009, Anvil sold certain assets of Picoma, its former electrical fittings business, in exchange for cash and certain assets of Seminole Tubular Company that complement Anvil's existing mechanical pipe nipple business. A pre-tax gain of $1.6 million was recorded during 2010 to selling, general and administrative expenses in connection with this transaction.
MFC. In January 2010, Anvil sold its Canadian wholesale distribution business for $40.3 million, including post-closing adjustments, and recorded a pre-tax gain of $2.8 million to selling, general and administrative expenses. Anvil also entered into a 3½ year supply agreement with the buyer requiring the buyer to purchase at least a specified amount of products from Anvil at market rates.

Note 6.	Income Taxes
The components of income (loss) before income taxes are presented below.

	2012	2011	2010
	(in millions)
U.S.	$(0.1)	$(15.2)	$(10.7)
Non-U.S.	2.8	2.3	7.8
Income (loss) before income taxes	$2.7	$(12.9)	$(2.9)

Income tax expense (benefit) is presented below.

	2012	2011	2010
	(in millions)
Current:
U.S. federal	$0.2	$3.8	$10.7
U.S. state and local	(1.0)	(0.6)	(0.5)
Non-U.S.	1.1	(0.2)	2.6
	0.3	3.0	12.8
Deferred:
U.S. federal	(0.6)	(5.7)	(8.2)
U.S. state and local	9.0	(0.2)	(2.0)
Non-U.S.	(0.8)	—	(0.1)
	7.6	(5.9)	(10.3)
Income tax expense (benefit)	$7.9	$(2.9)	$2.5
The reconciliation between income tax expense (benefit) at the U.S. federal statutory income tax rate and reported income tax expense (benefit) is presented below.

	2012	2011	2010
	(in millions)
Tax at U.S. federal statutory income tax rate of 35%	$0.9	$(4.5)	$(1.0)
Adjustments to reconcile to income tax expense (benefit):
State valuation allowance, net of federal benefit	5.9	—	0.1
Nondeductible compensation	1.4	1.3	1.2
State income taxes, net of federal benefit	(0.8)	(0.5)	(1.8)
Other nondeductible expenses	0.7	0.5	0.6
Foreign income taxes	(0.3)	0.2	(0.3)
Tax credits	(0.1)	(0.3)	—
Federal reserves and other	—	—	1.2
Repatriation of foreign earnings	—	—	2.0
U.S. manufacturing deduction	—	—	0.5
Other	0.2	0.4	—
Income tax expense (benefit)	$7.9	$(2.9)	$2.5

Deferred income tax assets (liabilities) are presented below.

	September 30,
	2012	2011
	(in millions)
Deferred income tax assets:
Receivable reserves	$0.8	$1.0
Inventory reserves	13.5	14.6
Accrued expenses	19.4	18.6
Pension and other postretirement benefits	24.7	17.5
Stock compensation	7.0	7.2
State net operating losses	16.9	13.2
Federal net operating losses and credit carryovers	65.1	40.4
All other	0.9	1.9
	148.3	114.4
Valuation allowance	(49.2)	(1.3)
Total deferred income tax assets	99.1	113.1
Deferred income tax liabilities:
Identifiable intangible assets	(206.9)	(213.6)
Property, plant and equipment	(5.4)	(25.0)
Total deferred income tax liabilities	(212.3)	(238.6)
Net deferred income tax liabilities	$(113.2)	$(125.5)
After including the tax effect of the loss on the sale of U.S. Pipe, our deferred tax liabilities are insufficient to fully support our deferred tax assets, which include net operating loss carryforwards.  Accordingly, we recorded income tax expense to establish valuation allowances related to deferred tax assets during 2012. GAAP requires us to allocate a portion of the valuation allowance charge relating to deferred tax assets to continuing operations.
Our net operating loss carryforwards remain available to offset future taxable earnings. Our state net operating losses expire between 2013 and 2032, with 90% of the state net operating losses expiring after 2018. Our federal net operating losses expire between 2030 and 2032.

The components of income tax expense (benefit) for the years ended September 30, 2012, 2011 and 2010 are provided below.

	2012
	Continuing operations	Discontinued operations
	(in millions)
Expense (benefit) from operations	$1.4	$(48.7)
Valuation allowance-related expense	6.5	26.7
Other items	—	0.1
Income tax expense (benefit)	$7.9	$(21.9)

	2011
	Continuing operations	Discontinued operations
	(in millions)
Benefit from operations	$(3.4)	$(17.9)
Valuation allowance-related expense	0.5	—
Income tax benefit	$(2.9)	$(17.9)

	2010
	Continuing operations	Discontinued operations
	(in millions)
Benefit from operations	$(0.1)	$(25.9)
Valuation allowance-related expense	0.4	—
Other items (1)	2.2	—
Income tax expense (benefit)	$2.5	$(25.9)

(1)
During 2010, the Company repatriated excess cash from the disposal of Anvil's Canadian distribution business, resulting in $2.0 million additional U.S. tax and $0.2 million of additional net foreign tax.

The cumulative amount of undistributed earnings of foreign subsidiaries for which United States income taxes have not been provided was $54.3 million at September 30, 2012. It is not currently practical to estimate the amount of unrecognized United States income taxes that might be payable on the repatriation of these earnings.
A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits is presented below.

	2012	2011
	(in millions)
Balance at beginning of year	$7.8	$10.6
Increases related to prior year positions	0.6	0.6
Decreases related to prior year positions	(0.2)	(0.6)
Decreases due to lapse in statute of limitations	(2.5)	(2.7)
Increases related to current year positions	—	—
Payments and settlements	(1.4)	(0.1)
Balance at end of year	$4.3	$7.8
All unrecognized tax benefits would, if recognized, impact the effective tax rate.
After including the tax effect of the loss on the sale of U.S. Pipe, our net reversing deferred tax credits are insufficient to fully support our deferred tax assets, which include net operating loss carryforwards. After considering all sources of available income, including tax planning strategies, we concluded that a valuation allowance was necessary to reduce our net reversing deferred tax assets to zero. Accordingly, we recorded income tax expense to establish valuation allowances related to deferred tax assets. GAAP requires us to allocate a portion of the valuation allowance charge relating to deferred tax assets at September 30, 2011 to continuing operations, with the remaining valuation allowances charged against minimum pension liability in accumulated other comprehensive loss and to discontinued operations. The allocation to these categories is noted in the table below.
A reconciliation of the beginning and ending deferred tax valuation allowances is presented below.

	2012	2011
	(in millions)
Balance at beginning of year	$1.3	$1.4
Increase charged to continuing operations	6.5	0.5
Increase charged to discontinued operations	26.7	—
Increase charged to accumulated other comprehensive income	15.2	—
Expired items	(0.5)	(0.6)
Balance at end of year	$49.2	$1.3
Income tax expense for 2012 includes $5.9 million expense related to a valuation allowance provided on deferred tax assets existing at September 30, 2011 and $0.6 million associated with executive stock compensation that is limited pursuant to Section 162 of the Internal Revenue Code.
We expect to settle certain state income tax audits within the next 12 months and believe it is reasonably possible that these audit settlements will reduce the gross unrecognized tax benefits by $0.8 million.
We recognize interest related to uncertain tax positions as interest expense and recognize any penalties incurred as a component of selling, general and administrative expenses. At September 30, 2012 and 2011, we had $0.9 million and $1.8 million, respectively of accrued interest expense related to unrecognized tax benefits.
The federal income tax returns for Mueller Co. and Anvil are closed for years prior to 2005. U.S. Pipe is subject to statute extension agreements that may be applicable to Walter Energy, and we remain liable for any tax related to U.S. Pipe pursuant to the terms of our sale of those businesses. See Note 18. During 2012, the Internal Revenue Service (“IRS”) completed its audit of our income tax returns filed for 2010, 2009, 2008 and 2007. The IRS audit resulted in no additional tax liability.
Our state income tax returns are generally closed for years prior to 2006. Our Canadian income tax returns are generally closed for years prior to 2005. We are currently under audit by several states at various levels of completion. We do not have any material unpaid assessments.

Note 7.	Borrowing Arrangements
The components of our long-term debt are presented below.

	September 30,
	2012	2011
	(in millions)
ABL Agreement	$—	$34.0
8.75% Senior Unsecured Notes	199.9	221.7
7.375% Senior Subordinated Notes	420.0	420.0
Other	2.9	2.6
	622.8	678.3
Less current portion	(1.1)	(0.9)
Long-term debt	$621.7	$677.4
ABL Agreement. At September 30, 2012, our asset based lending agreement (the “ABL Agreement”) consisted of a revolving credit facility for up to $275 million of revolving credit borrowings, swing line loans and letters of credit. The ABL Agreement also permits us to increase the size of the credit facility by an additional $150 million in certain circumstances subject to adequate borrowing base availability. We may borrow up to $25 million through swing line loans and may have up to $60 million of letters of credit outstanding. We estimate the carrying value of the borrowings under the ABL Agreement approximates the fair value.
Borrowings under the ABL Agreement bear interest at a floating rate equal to LIBOR plus a margin ranging from 275 to 325 basis points, or a base rate, as defined in the ABL Agreement, plus a margin ranging from 175 to 225 basis points. At September 30, 2012, the applicable rate was LIBOR plus 300 basis points.
The ABL Agreement terminates in August 2015. We pay a commitment fee of 50 basis points for any unused borrowing capacity and our obligations are secured by a first-priority perfected lien on all of our U.S. inventory, accounts receivable, certain cash and other supporting obligations. Borrowings are not subject to any financial maintenance covenants unless excess availability is less than the greater of $34 million or 12.5% of the aggregate commitments under the ABL Agreement. Excess availability based on September 30, 2012 data, as reduced by outstanding borrowings, outstanding letters of credit and accrued fees and expenses of $37.8 million, was $140.5 million.
8.75% Senior Unsecured Notes. The 8.75% Senior Unsecured Notes (the “Senior Unsecured Notes”) mature in September 2020 and bear interest at 8.75%, paid semi-annually. The Senior Unsecured Notes balance at September 30, 2012 is net of $2.6 million of unamortized discount. Based on quoted market prices, the outstanding Senior Unsecured Notes had a fair value of $227.8 million at September 30, 2012.
We may redeem up to $22.5 million of the Senior Unsecured Notes at a redemption price of 103% plus accrued and unpaid interest once through September 1, 2013. We may also redeem up to $56.3 million of the Senior Unsecured Notes at a redemption price of 108.75%, plus accrued and unpaid interest, with the net cash proceeds from certain equity offerings prior to September 2013, provided that at least $146.2 million remains outstanding immediately after such redemption. After August 2015, we may redeem the Senior Unsecured Notes at specified redemption prices plus accrued and unpaid interest. Upon a Change of Control (as defined in the indenture securing the Senior Unsecured Notes), we are required to offer to purchase the outstanding Senior Unsecured Notes at a purchase price of 101% plus accrued and unpaid interest. The Senior Unsecured Notes are subordinate to borrowings under the ABL Agreement.
The indenture securing the Senior Unsecured Notes contains customary covenants and events of default, including covenants that limit our ability to incur debt, pay dividends and make investments. Substantially all of our U.S. subsidiaries guarantee the Senior Unsecured Notes. We believe we were compliant with these covenants at September 30, 2012 and expect to remain in compliance through September 30, 2013.
7.375% Senior Subordinated Notes. The 7.375% Senior Subordinated Notes (the “Senior Subordinated Notes”) mature in June 2017 and bear interest at 7.375%, paid semi-annually. Based on quoted market prices, the outstanding Senior Subordinated Notes had a fair value of $430.5 million at September 30, 2012.
We may redeem any portion of the Senior Subordinated Notes at specified redemption prices plus accrued and unpaid interest, subject to restrictions in the Senior Unsecured Notes. Upon a Change of Control (as defined in the indenture securing the Senior Subordinated Notes), we are required to offer to purchase the outstanding Senior Subordinated Notes at a purchase price of 101%, plus accrued and unpaid interest. The Senior Subordinated Notes are subordinate to the borrowings under the ABL Agreement and the Senior Unsecured Notes.
The indenture securing the Senior Subordinated Notes contains customary covenants and events of default, including covenants that limit our ability to incur debt, pay dividends and make investments. Substantially all of our U.S. subsidiaries guarantee the Senior Subordinated Notes. We believe we were compliant with these covenants at September 30, 2012 and expect to remain in compliance through September 30, 2013.
Future maturities of outstanding borrowings at September 30, 2012 for each of the following years are $1.1 million for 2013, $1.0 million for 2014, $0.6 million for 2015, $0.2 million for 2016, $420.0 million for 2017 and $202.5 million after 2017.

Note 8.	Derivative Financial Instruments
Our ongoing business operations expose us to commodity price risk, interest rate risk and foreign currency exchange risk, which we have managed to some extent using derivative instruments. We have used natural gas swap contracts to manage the commodity price risk associated with purchases of natural gas used in certain of our manufacturing processes, interest rate swap contracts to manage interest rate risk associated with our variable-rate borrowings and foreign currency forward exchange contracts to manage foreign currency exchange risk associated with our Canadian operations. During 2010, we terminated all of our remaining interest rate swap contracts and settled our only outstanding foreign currency forward contract, and no new interest rate or foreign currency contracts have been initiated. During 2012, we terminated our remaining natural gas swap contract.

We had designated our natural gas swap contracts and interest rate swap contracts as cash flow hedges of our purchases of natural gas and interest payments, respectively. As a result, to the extent the hedges were effective, the changes in the fair value of these contracts prior to settlement were reported as a component of other comprehensive loss and reclassified into earnings in the periods during which the hedged transactions affected earnings. Gains and losses on those contracts representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness were recognized in earnings as they occurred.
Our derivative contracts were recorded at fair value using publicly observable data such as market natural gas prices and market interest rates. We did not have any derivative contracts outstanding at September 30, 2012.
Natural Gas Swap Contracts. Our outstanding natural gas swap contracts at September 30, 2012 and 2011 are presented below.

	September 30,
Rate benchmark	2012	2011
	(MMBtu)
NYMEX natural gas	—	406,000
The effects of our natural gas swap contracts on the consolidated statements of operations are presented below, net of tax.

	2012	2011	2010
	(in millions)
Gain (loss) reclassified from accumulated other comprehensive loss into discontinued operations	$—	$0.1	$0.2
Ineffectiveness loss recognized in discontinued operations	—	(0.2)	(0.5)
Interest Rate Swap Contracts. During 2010, we recorded a non-cash net credit to interest expense and a pre-tax debit to accumulated other comprehensive loss of $4.7 million related to interest rate swap contracts that had been terminated in September 2009.
The effects of our interest rate swap contracts on the consolidated statements of operations are presented below, net of tax.

	2012	2011	2010
	(in millions)
Loss recognized in other comprehensive loss	$—	$—	$(0.4)
Loss reclassified from accumulated other comprehensive loss into income	(3.0)	(4.9)	(8.1)
Ineffectiveness loss recognized in interest expense	—	—	(0.7)
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

	2012	2011	2010
	(in millions)
Loss recognized in income	$—	$—	$(0.6)

Note 9.	Deferred Financing Fees
Deferred financing fees of $10.7 million at September 30, 2012 are scheduled to amortize as follows: $3.0 million related to the ABL Agreement amortizes on a straight-line basis; $4.1 million related to the Senior Unsecured Notes amortizes using the effective-interest rate method; and $3.6 million related to the Senior Subordinated Notes amortizes using the effective-interest rate method. All such amortization is over the remaining term of the respective debt.

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
On April 1, 2012, we changed certain provisions of our pension and postretirement benefit plans affecting U.S. Pipe participants in these plans. These changes vested all accumulated pension benefits and then froze the plan such that no additional pension benefits would accumulate. Postretirement medical benefits will substantially cease on December 31, 2012. As a result of these provision changes, we remeasured the funded status of our U.S. pension plan and our other postretirement benefit plans in 2012. We recorded a pension curtailment expense of $0.2 million and an other postretirement benefit plan curtailment gain of $2.4 million, which are included in loss from discontinued operations for 2012.
We froze the participation of new entrants into our Pension Plans for all remaining U.S. employees in 2011. This amendment decreased our pension and postretirement benefit liabilities by $30.6 million and $1.8 million, respectively, and resulted in an after-tax decrease in accumulated other comprehensive loss of $19.7 million. We also recorded a pension plan curtailment expense of $0.7 million.
We closed U.S. Pipe's North Birmingham facility in 2010 and recorded pension curtailment expense of $2.6 million and an other postretirement benefit plan curtailment gain of $1.8 million in discontinued operations. We also recorded $0.4 million settlement cost for the divestiture of Anvil's Canadian wholesale distribution business. See Note 5 for more information on this divestiture.
The measurement date for all Pension Plans and other postretirement plans was September 30.
Information for Pension Plans with accumulated benefit obligations in excess of plan assets is presented below.

	September 30,
	2012	2011
	(in millions)
Projected benefit obligations	$445.2	$377.3
Accumulated benefit obligations	445.0	375.3
Fair value of plan assets	383.2	326.8
Information for Pension Plans with accumulated benefit obligations less than plan assets is presented below.

	September 30,
	2012	2011
	(in millions)
Projected benefit obligations	$3.1	$4.0
Accumulated benefit obligations	3.1	4.0
Fair value of plan assets	3.9	5.0

The components of net periodic benefit cost (gain) are presented below.

	Pension Plans
	2012	2011	2010
	(in millions)
Service cost	$1.8	$2.5	$3.6
Interest cost	20.2	21.2	21.1
Expected return on plan assets	(24.0)	(23.4)	(21.7)
Amortization of prior service cost (gain)	0.6	0.6	0.7
Amortization of net loss (gain)	6.0	5.9	8.8
Curtailment / special settlement loss (gain)	0.2	0.7	3.0
Costs allocated to discontinued operations	(1.1)	(4.3)	(9.7)
Net periodic benefit cost (gain)	$3.7	$3.2	$5.8

Amounts recognized for our Pension Plans and other postretirement benefit plans are presented below.

	Pension Plans		Other Plans
	2012	2011	2012	2011
	(in millions)
Projected benefit obligations:
Beginning of year	$381.3	$398.9	$3.7	$6.7
Service cost	1.8	2.5	—	0.1
Interest cost	20.2	21.2	0.2	0.3
Plan amendment	—	—	(1.4)	—
Actuarial loss (gain)	71.6	(12.4)	(0.1)	(1.0)
Benefits paid	(24.7)	(24.2)	(0.6)	(0.5)
Currency translation	0.6	(0.1)	—	—
Decrease in obligation due to curtailment	(2.8)	(4.6)	—	(1.9)
Other	0.3	—	—	—
End of year	$448.3	$381.3	$1.8	$3.7
Accumulated benefit obligations at end of year	$448.1	$379.3	$1.8	$3.7
Plan assets:
Beginning of year	$331.8	$313.1	$—	$—
Actual return on plan assets	58.2	19.6	—	—
Employer contributions	21.3	23.3	0.6	0.5
Currency translation	0.5	—	—	—
Benefits paid	(24.7)	(24.2)	(0.6)	(0.5)
End of year	$387.1	$331.8	$—	$—
Accrued benefit cost at end of year:
Unfunded status	$(61.2)	$(49.5)	$(1.8)	$(3.7)
Recognized on balance sheet:
Other noncurrent assets	$0.9	$1.0	$—	$—
Other current liabilities	—	(0.3)	(0.2)	(0.5)
Other noncurrent liabilities	(62.1)	(50.2)	(1.6)	(3.2)
	$(61.2)	$(49.5)	$(1.8)	$(3.7)
Recognized in accumulated other comprehensive loss, before tax:
Prior year service cost (gain)	$0.3	$0.7	$(0.5)	$(3.8)
Net actuarial loss (gain)	136.9	108.2	(4.6)	(13.4)
	$137.2	$108.9	$(5.1)	$(17.2)

Pension and other postretirement benefits activity in accumulated other comprehensive loss, before tax, in 2012 is presented below.

	Pension benefits	Other postretirement benefits
	(in millions)
Balance at beginning of year	$108.9	$(17.2)
Amounts reclassified as amortization of net periodic cost:
Gain (loss) amortization	(8.8)	9.0
Prior year service gain (loss) amortization and curtailment	(0.6)	4.6
Net prior service costs	0.1	(1.4)
Loss (gain) during the year	37.5	(0.1)
Other	0.1	—
Balance at end of year	$137.2	$(5.1)
The components of accumulated other comprehensive loss related to pension and other postretirement benefits that management expects to be amortized into net periodic benefit cost in 2013, including both continuing and discontinued operations, are presented below.

	Pension benefits	Other postretirement benefits
	(in millions)
Amortization of unrecognized prior year service cost (credit)	$—	$(0.4)
Amortization of unrecognized gain (loss)	(9.0)	(4.2)
	$(9.0)	$(4.6)
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
Separate discount rates were selected for different plans due to differences in the timing of projected benefit payments. The discount rate model for the plan covering participants in the United States reflected yields available on investments in the United States, while plans covering participants in Canada reflected yields available on investments in Canada. The discount rate for the other postretirement benefit plans was remeasured at April 1, 2012 to 5.00%.
Management's expected returns on plan assets and assumed healthcare cost trend rates were determined with the assistance of the Pension Plans' actuaries and investment consultants. Expected returns on plan assets were developed using forward looking returns over a time horizon of 10 to 15 years for major asset classes along with projected risk and historical correlations.

A summary of key assumptions for our pension and other postretirement benefit plans is below.

	Plan measurement date
	Pension Plans			Other Plans
	2012	2011	2010	2012	2011	2010
Weighted average used to determine benefit obligations:
Discount rate	4.21%	5.66%	5.44%	4.22%	5.69%	5.44%
Rate of compensation increases	3.50%	3.50%	3.50%	n/a	n/a	n/a
Weighted average used to determine net periodic cost:
Discount rate	5.66%	5.88%	5.45%	5.69%	5.88%	5.45%
Expected return on plan assets	6.95%	7.47%	7.88%	n/a	n/a	n/a
Rate of compensation increases	3.50%	3.50%	3.50%	n/a	n/a	n/a
Assumed healthcare cost trend rates:
Next year – pre-65	n/a	n/a	n/a	n/a	7.50%	7.90%
Ultimate trend rate – pre-65	n/a	n/a	n/a	n/a	5.00%	4.90%
Year ultimate trend rate achieved	n/a	n/a	n/a	n/a	2016	2016
Assumed healthcare cost trend rates, discount rates, expected return on plan assets and salary increases affect the amounts reported for the pension and healthcare plans. The effects of a one-percentage-point change in the trend rate for these assumptions are below.

	1 Percentage point increase	1 Percentage point decrease
	(in millions)
Pension Plans:
Discount rate:
Effect on pension service and interest cost components	$(0.3)	$0.4
Effect on pension benefit obligations	(48.0)	58.7
Effect on 2013 pension expense	(2.7)	3.2
Expected return on plan assets:
Effect on current year pension expense	(3.7)	3.8
Rate of compensation increase:
Effect on pension benefit obligations	0.1	—
Effect on 2013 pension expense	0.1	—
Other plans:
Discount rate:
Effect on postretirement service and interest cost components	—	—
Effect on postretirement benefit obligations	(0.3)	0.4

We maintain a single trust to hold the assets of the U.S. pension plan. This trust's strategic asset allocations, tactical range at September 30, 2012 and actual asset allocations at September 30, 2012, 2011 and 2010, respectively, are presented below.

	Strategic asset allocation		Actual asset allocations at
		Tactical range	September 30,
			2012	2011	2010
Equity investments:
Large capitalization stocks	38%	19-57%
Small capitalization stocks	8%	4-12%
International stocks	14%	7-21%
	60%	50-70%	59%	46%	58%
Fixed income investments	40%	30-50%	39%	53%	39%
Cash	—%	0-5%	2%	1%	3%
	100%		100%	100%	100%
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

The assets of the Pension Plans at September 30, 2012 and 2011, by level within the fair value hierarchy, are presented below, in millions.

	September 30, 2012
	Level 1	Level 2	Level 3	Total
	(in millions)
Equity:
International Funds	$—	$10.6	$—	$10.6
Large Cap Growth funds	—	15.6	—	15.6
Large Cap Value funds	—	30.4	—	30.4
S&P Midcap index funds	—	5.2	—	5.2
Smallcap index funds	—	31.1	—	31.1
Mutual funds	134.4	—	—	134.4
Total equity	134.4	92.9	—	227.3
Bond funds	—	151.3	—	151.3
Cash and cash equivalents	0.2	6.8	—	7.0
Other	—	—	1.5	1.5
Total	$134.6	$251.0	$1.5	$387.1

	September 30, 2011
	Level 1	Level 2	Level 3	Total
	(in millions)
Equity:
Large cap growth funds	$—	$7.5	$—	$7.5
Large cap value funds	—	7.3	—	7.3
S&P Midcap index funds	—	2.2	—	2.2
Mutual funds	137.1	—	—	137.1
Total equity	137.1	17.0	—	154.1
Bond funds	—	172.7	—	172.7
Cash	0.2	3.3	—	3.5
Other	—	—	1.5	1.5
Total	$137.3	$193.0	$1.5	$331.8
There were no changes in the fair value of Level 3 assets of the Pension Plans for 2012.
We currently estimate contributing less than $1 million to our Pension Plans during 2013.
The estimated benefit payments, which reflect expected future service, as appropriate, are presented below.

	Pension benefits	Other Plans
	(in millions)
2013	$26.6	$0.2
2014	26.6	0.1
2015	26.5	0.1
2016	26.5	0.1
2017	26.7	0.1
2018-2022	136.4	0.5
Our U.S. plan comprises 97% of the total Pension Plans' obligation at September 30, 2012.
Defined Contribution Retirement Plan-Certain U.S. employees participate in defined contribution 401(k) plans. We make matching contributions as a function of employee contributions. Matching contributions were $4.4 million, $4.4 million and $3.5 million during 2012, 2011 and 2010, respectively. Matching contributions were suspended from April 2009 through December 2009.

Note 11.	Capital Stock
Common stock share activity is presented below.

Shares outstanding at September 30, 2009	153,790,887
Stock options	26,346
Employee stock purchase plan	431,964
Restricted stock units, net	459,277
Shares outstanding at September 30, 2010	154,708,474
Stock options	7,327
Employee stock purchase plan	397,010
Restricted stock units, net	680,801
Shares outstanding at September 30, 2011	155,793,612
Stock options	8,552
Employee stock purchase plan	339,242
Restricted stock units, net	699,242
Shares outstanding at September 30, 2012	156,840,648

Note 12.	Stock-based Compensation Plans
The Mueller Water Products, Inc. 2006 Stock Incentive Plan (the “2006 Plan”) authorizes an aggregate of 20.5 million shares of common stock that may be granted through the issuance of stock-based awards. Any awards canceled are available for reissuance. Generally, all of our employees and members of our board of directors are eligible to participate in the 2006 Plan. At September 30, 2012, 8,890,767 shares of common stock were available for future grants of awards under the 2006 Plan.
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
Stock awards granted since November 2007 also vest upon the participant accumulating the required number of points, which are a function of age and years of service. The exercise prices for stock options outstanding at September 30, 2012 range from $2.03 to $20.56 per share. Stock option activity under the 2006 Plan is summarized below.

	Options	Weighted average exercise price per option	Weighted average remaining contractual term (years)	Aggregate intrinsic value (millions)
Outstanding at September 30, 2009	3,403,996	$9.36	8.3	$0.2
Granted	1,630,424	4.91
Exercised	(26,346)	4.45		0.1
Canceled	(283,528)	8.84
Outstanding at September 30, 2010	4,724,546	7.89	7.9	—
Granted	1,516,316	3.57
Exercised	(7,327)	3.33		—
Canceled	(608,402)	7.78
Outstanding at September 30, 2011	5,625,133	6.74	7.5	—
Granted	677,117	2.18
Exercised	(8,552)	3.59		—
Canceled	(771,088)	5.97
Outstanding at September 30, 2012	5,522,610	$6.30	6.8	$3.5

Exercisable at September 30, 2012	3,708,511	$7.73	6.0	$0.6

Expected to vest after September 30, 2012	1,757,813	$3.34	8.3	$1.6

Restricted stock unit activity under the 2006 Plan is summarized below.

	Restricted stock units	Weighted average grant date fair value per unit	Weighted average remaining contractual term (years)	Aggregate intrinsic value (millions)
Outstanding at September 30, 2009	1,714,491	$9.73	2.3	$9.4
Granted	986,583	4.91
Vested	(513,505)	9.20		2.5
Canceled	(91,856)	8.00
Outstanding at September 30, 2010	2,095,713	7.66	1.9	6.3
Granted	990,139	3.63
Vested	(762,893)	7.02		2.7
Canceled	(257,193)	6.48
Outstanding at September 30, 2011	2,065,766	6.11	1.6	5.1
Granted	1,406,318	2.19
Vested	(867,451)	5.44		2.2
Canceled	(180,871)	5.33
Outstanding at September 30, 2012	2,423,762	$4.13	1.0	$11.9

Expected to vest after September 30, 2012	2,327,374	$4.15	1.0	$11.4
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

	2012	2011	2010
Grant-date fair value	$1.31	$1.25	$1.66
Risk-free interest rate	1.74%	2.26%	2.47%
Dividend yield	1.97%	1.57%	1.48%
Expected life (years)	8.00	7.19	6.00
Expected annual volatility	0.7342	0.3658	0.3692
The risk-free interest rate is based on the U.S. Treasury zero-coupon yield in effect at the grant date with a term equal to the expected life. The expected dividend yield is based on our estimated annual dividend and stock price history at the grant date. The expected term represents the period of time the awards are expected to be outstanding. In 2011 and 2010, we determined the volatility assumption for calculating the fair value of our stock option grants based upon a group of peer companies. The average volatility for these peer companies had been used as we believed our volatility since our initial public offering in 2006 was not representative of expected volatility over the expected term of the option grants due to the historically unusual volatility in our end markets since the date of our initial public offering. In 2012, we concluded that our own historical volatility provided a better estimate of our expected volatility over the expected life of options granted in 2012 and beyond.
The number of instruments expected to vest is less than the number outstanding because management expects some instruments will be forfeited prior to vesting. Grants to members of our board of the directors are expected to vest fully. Based on historical forfeitures, we expect grants to others to be forfeited at an annual rate of 4%.
The Mueller Water Products, Inc. 2006 Employee Stock Purchase Plan (the “ESPP”) authorizes the sale of up to 4 million shares of our common stock to employees. Employees may designate up to the lesser of $25,000 or 20% of their annual compensation for the purchase of our common stock. An employee's purchase during any three-month offering period is limited to 1,000 shares of our common stock. Any excess payroll withholdings are returned to the employee. The price for shares purchased under the ESPP is the lower of 85% of closing price on the first day or the last day of the offering period. Generally, all full-time, active employees are eligible to participate in the ESPP.

Under the ESPP, employees purchased 339,242 shares, 397,010 shares and 335,100 shares of our common stock during 2012, 2011 and 2010, respectively. At September 30, 2012, 2,177,336 shares were available for issuance under the ESPP.
In 2012, the Company adopted the Mueller Water Products, Inc. Phantom Plan (the “Phantom Plan”). The Phantom Plan awards were awarded to certain non-officer employees. Outstanding phantom awards vest on each anniversary date of the original grant on a pro rata basis for three years until all awards are vested. Phantom awards are recorded as liability awards and the liability recorded for phantom awards was $0.8 million at September 30, 2012. The activity for 2012 is summarized below.

	Phantom award units	Weighted average grant date fair value per unit	Weighted average remaining contractual term (years)	Aggregate intrinsic value (millions)
Outstanding at September 30, 2011	—	—	—	—
Granted	358,866	2.03
Vested	—			—
Canceled	—	—
Outstanding at September 30, 2012	358,866	$2.03	1.2	$1.8

Expected to vest after September 30, 2012	342,409	$2.03	1.1	$1.7
At September 30, 2012, there was approximately $3.5 million of unrecognized compensation expense related to stock awards not yet vested. We expect to recognize this expense over a weighted average life of approximately 1.26 years.
The effect of stock-based compensation on our statements of operations and other comprehensive income is presented below.

	2012	2011	2010
	(in millions, except per share data)
Decrease in operating income	$6.0	$5.0	$7.2
Increase in net loss	3.5	3.3	5.0
Increase in basic loss per share	0.02	0.02	0.03
Increase in diluted loss per share	0.02	0.02	0.03
We recorded    net losses and net losses from both continuing and discontinued operations for 2012, 2011 and 2010. The effect of including normally dilutive securities in the loss per share calculations would have been antidilutive. Therefore, all stock-based compensation instruments were excluded from diluted loss per share calculations for 2012, 2011 and 2010.

Note 13.	Supplemental Balance Sheet Information
Selected supplemental balance sheet information is presented below.

	September 30,
	2012	2011
	(in millions)
Inventories:
Purchased components and raw material	$69.7	$56.2
Work in process	27.5	34.9
Finished goods	86.0	84.8
	$183.2	$175.9
Other current assets:
Maintenance and repair tooling	$22.9	$24.2
Current portion of Wynnchurch receivable	4.3	—
Prepaid income taxes	3.9	12.6
Other	6.9	7.0
	$38.0	$43.8
Property, plant and equipment:
Land	$12.3	$13.5
Buildings	71.3	70.2
Machinery and equipment	292.4	273.1
Construction in progress	15.3	10.4
	391.3	367.2
Accumulated depreciation	(246.6)	(221.5)
	$144.7	$145.7
Other current liabilities:
Compensation and benefits	$40.1	$33.5
Customer rebates	13.7	13.2
Interest	12.2	13.0
Taxes other than income taxes	5.5	5.4
Warranty	1.6	2.0
Income taxes	1.1	—
Restructuring	0.6	1.4
Environmental	0.3	0.3
Other	7.7	9.1
	$82.8	$77.9

Note 14.	Supplemental Statement of Operations and Other Comprehensive Income Information
Selected supplemental statement of operations and other comprehensive income information is presented below.

	2012	2011	2010
	(in millions)
Included in selling, general and administrative expenses:
Research and development	$12.7	$9.9	$7.8
Advertising	$4.9	$4.3	$4.1
Interest expense, net:
7.375% Senior Subordinated Notes	$31.0	$31.0	$31.0
8.75% Senior Unsecured Notes	19.3	20.0	2.0
2007 Credit Agreement, including swap contracts	5.0	8.0	28.8
ABL Agreement borrowings	1.1	1.9	0.2
Deferred financing fees amortization	2.3	2.3	2.9
Other interest expense	1.5	2.7	3.4
	60.2	65.9	68.3
Interest income	(0.3)	(0.3)	(0.3)
	$59.9	$65.6	$68.0

Note 15.	Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss is presented below.

	September 30,
	2012	2011
	(in millions)
Net unrecognized loss on derivatives	$—	$(3.0)
Foreign currency translation	9.2	6.3
Minimum pension liability	(96.9)	(57.5)
	$(87.7)	$(54.2)

Note 16.	Supplemental Cash Flow Information
The impact these transactions had on our consolidated balance sheets is presented below.

	2012	2011	2010
	(in millions)
Pension and other postretirement plans:
Decrease in other noncurrent assets	$(0.1)	$(0.5)	$—
Decrease (increase) in other current liabilities	0.3	(0.3)	—
Decrease (increase) in other liabilities	(36.8)	(8.8)	5.3
Decrease (increase) in accumulated other comprehensive loss	36.6	9.6	(5.3)
	$—	$—	$—
Cash paid (received), net:
Interest	$53.3	$54.8	$77.5
Income taxes	$(6.9)	$4.6	$(29.2)

Note 17.	Segment Information
Our operations consist of two business segments: Mueller Co. and Anvil. These segments are organized based on products sold and customers served and are consistent with how the segments are managed, how resources are allocated and how information is used by the chief operating decision maker. Mueller Co. manufactures valves for water and gas systems including butterfly, iron gate, tapping, check, plug and ball valves, dry-barrel and wet-barrel fire hydrants and a broad range of metering, leak detection, pipe condition assessment and other products and services for the water infrastructure industry. Anvil manufactures and sources a broad range of products including a variety of fittings, couplings, hangers and related products.
Intersegment sales and transfers are made at selling prices generally intended to cover costs. The determination of segment results does not reflect allocations of certain corporate expenses not directly attributable to segment operations and intersegment sales and expenses, which are designated as Corporate. Interest, loss on early extinguishment of debt and income taxes are not allocated to business segments. Corporate expenses include those costs incurred by our corporate function, such as accounting, treasury, risk management, human resources, legal, tax and other administrative functions. Therefore, segment results are not reflective of their results on a stand-alone basis. Corporate assets principally consist of cash, income tax assets, receivables related to the sale of our former U.S. Pipe segment and deferred financing fees. Segment assets consist primarily of receivables, inventories, property, plant and equipment and identifiable intangible assets.
Geographical area information is presented below.

	United States	Canada	Other	Total
	(in millions)
Net sales:
2012	$872.3	$112.4	$39.2	$1,023.9
2011	834.0	113.5	17.1	964.6
2010	805.7	141.6	12.4	959.7
Property, plant and equipment, net:
September 30, 2012	$136.0	$5.6	$3.1	$144.7
September 30, 2011	136.6	5.8	3.3	145.7
Approximately 36% of our 2012 gross sales were to our 10 largest distributors, and approximately 22% of our 2012 gross sales were to our two largest distributors, Ferguson Enterprises, Inc. (“Ferguson Enterprises”) and HD Supply, Inc. (“HD Supply”). Sales to Ferguson Enterprises comprised approximately 12%, 12% and 13% of our total gross sales during 2012, 2011 and 2010, respectively. In 2012, Ferguson Enterprises accounted for approximately 14% and 8% of gross sales for Mueller Co and Anvil, respectively. Receivables from Ferguson Enterprises totaled $22.4 million and $15.4 million at September 30, 2012 and 2011, respectively. Sales to HD Supply comprised approximately 10%, 10% and 10% of our total gross sales during 2012, 2011, and 2010. In 2012, HD Supply accounted for approximately 15% and 4% of gross sales for Mueller Co. and Anvil, respectively. Receivables from HD Supply totaled $16.4 million and $15.3 million at September 30, 2012 and 2011, respectively.

Summarized financial information for our segments is presented below.

	Mueller Co.	Anvil	Corporate	Total
	(in millions)
Net sales, excluding intercompany:
2012	$652.4	$371.5	$—	$1,023.9
2011	605.5	359.1	—	964.6
2010	612.8	346.9	—	959.7
Intercompany sales:
2012	$7.3	$0.1	$—	$7.4
2011	8.7	0.1	—	8.8
2010	15.4	0.4	—	15.8
Operating income (loss):
2012	$57.7	$37.3	$(30.9)	$64.1
2011	53.8	31.8	(32.9)	52.7
2010	81.0	22.1	(33.4)	69.7
Depreciation and amortization:
2012	$45.7	$14.3	$0.6	$60.6
2011	47.7	14.5	0.9	63.1
2010	49.7	15.4	0.5	65.6
Restructuring and impairment:
2012	$2.5	$0.3	$—	$2.8
2011	1.4	1.2	1.0	3.6
2010	0.1	0.5	—	0.6
Capital expenditures:
2012	$20.0	$11.4	$—	$31.4
2011	14.8	7.5	0.8	23.1
2010	15.6	6.0	0.2	21.8
Total assets:
September 30, 2012	$843.0	$258.7	$139.2	$1,240.9
September 30, 2011	843.5	258.2	383.3	1,485.0
Identifiable intangible assets, net:
September 30, 2012	$508.7	$65.0	$—	$573.7
September 30, 2011	534.5	67.9	—	602.4

Note 18.Commitments and Contingencies
We are involved in various legal proceedings that have arisen in the normal course of operations, including the proceedings summarized below. The effect of the outcome of these matters on our future results of operations cannot be predicted with certainty as any such effect depends on future results of operations and the amount and timing of the resolution of such matters. Other than the litigation described below, we do not believe that any of our outstanding litigation would have a material adverse effect on our business or prospects.
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
In the acquisition agreement pursuant to which a predecessor to Tyco sold our Mueller Co. and Anvil businesses to the prior owners of these businesses in August 1999, Tyco agreed to indemnify us and our affiliates, among other things, for all “Excluded Liabilities.” Excluded Liabilities include, among other things, substantially all liabilities relating to the time prior to August 1999, including environmental liabilities. The indemnity survives indefinitely. Tyco's indemnity does not cover liabilities to the extent caused by us or the operation of our businesses after August 1999, nor does it cover liabilities arising with respect to businesses or sites acquired after August 1999. Since 2007, Tyco has engaged in multiple corporate restructurings, split-offs and divestitures. While none of these transactions directly affects the indemnification obligations of the Tyco indemnitors under the 1999 acquisition agreement, the result of such transactions is that the assets of, and control over, such Tyco indemnitors has changed. Should any of these Tyco indemnitors become financially unable or fail to comply with the terms of the indemnity, we may be responsible for such obligations or liabilities.
In September 1987, we implemented an Administrative Consent Order (“ACO”) for our Burlington, New Jersey property, which was required under the New Jersey Environmental Cleanup Responsibility Act (now known as the Industrial Site Recovery Act). The ACO required soil and ground-water cleanup, and we completed, and received final approval on, the soil cleanup required by the ACO. We retained this property related to the sale of our former U.S. Pipe segment. We expect ground-water issues as well as issues associated with the demolition of former manufacturing facilities at this site will continue and remediation by us could be required. Long-term ground-water monitoring may also be required, but we do not know how long such monitoring would be required and do not believe monitoring or further remediation costs, if any, will have a material adverse effect on our financial condition or results of operations.
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
The separation of the Company from Walter Energy on December 14, 2006 was intended to qualify as a tax-free spin-off under Section 355 of the Internal Revenue Code. In addition, the tax allocation agreement provides that if the spin-off is determined not to be tax-free pursuant to Section 355, we generally will be responsible for any taxes incurred by Walter Energy or its shareholders if such taxes result from certain of our actions or omissions and for a percentage of any such taxes that are not a result of our actions or omissions or Walter Energy's actions or omissions or taxes based upon our market value relative to Walter Energy's market value. Additionally, to the extent that Walter Energy was unable to pay taxes, if any, attributable to the spin-off and for which it is responsible under the tax allocation agreement, we could be liable for those taxes as a result of being a member of the Walter Energy consolidated group for the year in which the spin-off occurred.
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
Additionally, in connection with the sale of assets and the divestiture of businesses, such as the divestiture of our U.S. Pipe segment (see Note 5), we may agree to indemnify buyers and related parties for certain losses or liabilities incurred by these parties with respect to: (i) the representations and warranties made by us to these parties in connection with the sale and (ii) liabilities related to the pre-closing operations of the assets or business sold. Indemnities related to pre-closing operations generally include certain environmental and tax liabilities and other liabilities not assumed by these parties in the transaction.
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
Other Matters. We are party to a number of other lawsuits arising in the ordinary course of business, including product liability cases for products manufactured by us or third parties. We provide for costs relating to these matters when a loss is probable and the amount is reasonably estimable. Administrative costs related to these matters are expensed as incurred. The effect of the outcome of these matters on our future results of operations cannot be predicted with certainty as any such effect depends on future results of operations and the amount and timing of the resolution of such matters. While the results of litigation cannot be predicted with certainty, we believe that the final outcome of such other litigation is not likely to have a materially adverse effect on our business or prospects.
Operating Leases. We maintain operating leases primarily for equipment and facilities. Rent expense was $8.4 million, $8.5 million and $9.1 million for 2012, 2011 and 2010, respectively. Future minimum payments under non-cancelable operating leases are $6.6 million, $5.3 million, $4.5 million, $3.9 million and $2.5 million during 2013, 2014, 2015, 2016 and 2017, respectively. Minimum payments due beyond 2017 are $2.2 million.

Note 19.	Subsequent Events
On October 26, 2012, our board of directors declared a dividend of $0.0175 per share on our common stock, payable on or about November 21, 2012 to stockholders of record at the close of business on November 10, 2012.

Note 20.	Quarterly Consolidated Financial Information (Unaudited)

	Quarter
	Fourth	Third	Second	First
	(in millions, except per share amounts)
2012:
Net sales	$281.1	$275.9	$251.5	$215.4
Gross profit	76.6	79.6	62.1	52.8
Operating income	21.9	25.7	10.6	5.9
Income (loss) from continuing operations	4.3	5.9	(8.9)	(6.5)
Income (loss) from discontinued operations	(0.8)	3.9	(100.9)	(5.4)
Net income (loss)	3.5	9.8	(109.8)	(11.9)
Net income (loss) per basic share(1):
Continuing operations	0.03	0.04	(0.06)	(0.04)
Discontinued operations	(0.01)	0.02	(0.64)	(0.04)
Net income (loss)	0.02	0.06	(0.70)	(0.08)
Net income (loss) per diluted share(1):
Continuing operations	0.03	0.04	(0.06)	(0.04)
Discontinued operations	(0.01)	0.02	(0.64)	(0.04)
Net income (loss)	0.02	0.06	(0.70)	(0.08)
2011:
Net sales	$256.3	$259.6	$235.5	$213.2
Gross profit	64.9	73.1	58.1	52.0
Operating income	12.2	24.7	9.8	6.0
Income (loss) from continuing operations	(5.8)	6.9	(5.4)	(5.7)
Loss from discontinued operations	(3.8)	(9.6)	(8.3)	(6.4)
Net loss(2)	(9.6)	(2.7)	(13.7)	(12.1)
Net loss per basic share(1):
Continuing operations	$(0.04)	$0.04	$(0.04)	$(0.04)
Discontinued operations	(0.02)	(0.06)	(0.05)	(0.04)
Net income (loss)	$(0.06)	$(0.02)	$(0.09)	$(0.08)
Net income (loss) per diluted share(1):
Continuing operations	$(0.04)	$0.04	$(0.04)	$(0.04)
Discontinued operations	(0.02)	(0.06)	(0.05)	(0.04)
Net income (loss)	$(0.06)	$(0.02)	$(0.09)	$(0.08)

(1)	The sum of the quarterly amounts may not equal the full year amount due to rounding.

(2)	The 2011 fourth quarter includes $1.4 million of certain health and welfare expenses applicable to prior quarters.

Note 21.	Consolidating Guarantor and Non-Guarantor Financial Information
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

Name	State of incorporation or organization

Anvil International, LLC	Delaware
AnvilStar, LLC	Delaware
Echologics, LLC	Delaware
Henry Pratt Company, LLC	Delaware
Henry Pratt International, LLC	Delaware
Hunt Industries, LLC	Delaware
Hydro Gate, LLC	Delaware
J.B. Smith Mfg. Co., LLC	Delaware
James Jones Company, LLC	Delaware
Milliken Valve, LLC	Delaware
Mueller Co. LLC	Delaware
Mueller Financial Services, LLC	Delaware
Mueller Group, LLC	Delaware
Mueller Group Co-Issuer, Inc.	Delaware
Mueller International, L.L.C.	Delaware
Mueller Property Holdings, LLC	Delaware
Mueller Co. International Holdings, LLC	Delaware
Mueller Service California, Inc.	Delaware
Mueller Service Co., LLC	Delaware
Mueller Systems, LLC	Delaware
OSP, LLC	Delaware
U.S. Pipe Valve & Hydrant, LLC	Delaware

Mueller Water Products, Inc. and Subsidiaries
Consolidating Balance Sheet
September 30, 2012

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
			(in millions)
Assets:
Cash and cash equivalents	$53.3	$(3.7)	$33.4	$—	$83.0
Receivables, net	—	146.9	19.2	—	166.1
Inventories	—	169.3	13.9	—	183.2
Deferred income taxes	18.5	—	1.1	—	19.6
Other current assets	10.5	26.3	1.2	—	38.0
Total current assets	82.3	338.8	68.8	—	489.9
Property, plant and equipment	1.8	134.2	8.7	—	144.7
Identifiable intangible assets	—	572.2	1.5	—	573.7
Other noncurrent assets	30.5	0.7	1.4	—	32.6
Investment in subsidiaries	27.2	37.9	—	(65.1)	—
Total assets	$141.8	$1,083.8	$80.4	$(65.1)	$1,240.9
Liabilities and equity:
Current portion of long-term debt	$—	$1.1	$—	$—	$1.1
Accounts payable	8.3	68.7	7.5	—	84.5
Other current liabilities	29.9	49.0	3.9	—	82.8
Total current liabilities	38.2	118.8	11.4	—	168.4
Long-term debt	619.9	1.8	—	—	621.7
Deferred income taxes	132.0	—	0.8	—	132.8
Other noncurrent liabilities	77.2	7.6	2.0	—	86.8
Intercompany accounts	(956.7)	928.4	28.3	—	—
Total liabilities	(89.4)	1,056.6	42.5	—	1,009.7
Equity	231.2	27.2	37.9	(65.1)	231.2
Total liabilities and equity	$141.8	$1,083.8	$80.4	$(65.1)	$1,240.9

Mueller Water Products, Inc. and Subsidiaries
Consolidating Balance Sheet
September 30, 2011

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
			(in millions)
Assets:
Cash and cash equivalents	$36.2	$(3.8)	$28.6	$—	$61.0
Receivables, net	—	131.8	15.6	—	147.4
Inventories	—	163.4	12.5	—	175.9
Deferred income taxes	28.1	—	0.6	—	28.7
Other current assets	15.4	27.3	1.1	—	43.8
Current assets held for sale	142.0	—	—	—	142.0
Total current assets	221.7	318.7	58.4	—	598.8
Property, plant and equipment	3.9	132.7	9.1	—	145.7
Identifiable intangible assets	—	600.9	1.5	—	602.4
Other noncurrent assets	27.6	0.9	1.9	—	30.4
Noncurrent assets held for sale	107.7	—	—	—	107.7
Investment in subsidiaries	(23.9)	23.8	—	0.1	—
Total assets	$337.0	$1,077.0	$70.9	$0.1	$1,485.0
Liabilities and equity:
Current portion of long-term debt	$—	$0.9	$—	$—	$0.9
Accounts payable	6.1	49.3	3.7	—	59.1
Other current liabilities	30.1	44.9	2.9	—	77.9
Current liabilities held for sale	56.9	—	—	—	56.9
Total current liabilities	93.1	95.1	6.6	—	194.8
Long-term debt	676.0	1.4	—	—	677.4
Deferred income taxes	153.8	—	0.4	—	154.2
Other noncurrent liabilities	71.0	7.9	0.7	—	79.6
Intercompany accounts	(1,035.9)	996.5	39.4	—	—
Total liabilities	(42.0)	1,100.9	47.1	—	1,106.0
Equity	379.0	(23.9)	23.8	0.1	379.0
Total liabilities and equity	$337.0	$1,077.0	$70.9	$0.1	$1,485.0

Mueller Water Products, Inc. and Subsidiaries
Consolidating Statement of Operations and Other Comprehensive Income
Year Ended September 30, 2012

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
			(in millions)
Net sales	$—	$907.0	$116.9	$—	$1,023.9
Cost of sales	—	652.1	100.7	—	752.8
Gross profit	—	254.9	16.2	—	271.1
Operating expenses:
Selling, general and administrative	30.6	160.2	13.4	—	204.2
Restructuring	—	2.7	0.1	—	2.8
Total operating expenses	30.6	162.9	13.5	—	207.0
Operating income (loss)	(30.6)	92.0	2.7	—	64.1
Interest expense, net	60.0	0.2	(0.3)	—	59.9
Loss on early extinguishment of debt	1.5	—	—	—	1.5
Income (loss) before income taxes	(92.1)	91.8	3.0	—	2.7
Income tax expense (benefit)	(28.3)	35.6	0.6	—	7.9
Equity in income of subsidiaries	58.6	2.4	—	(61.0)	—
Income (loss) from continuing operations	(5.2)	58.6	2.4	(61.0)	(5.2)
Income (loss) from discontinued operations, net of tax	(103.2)	—	—	—	(103.2)
Net income (loss)	(108.4)	58.6	2.4	(61.0)	(108.4)

Other comprehensive income (loss):
Equity in other comprehensive income of subsidiaries	2.9	2.9	—	(5.8)	—
Interest rate swap contracts, net of tax	3.0	—	—	—	3.0
Foreign currency translation	—	—	2.9	—	2.9
Minimum pension liability, net of tax	(39.4)	—	—	—	(39.4)
	(33.5)	2.9	2.9	(5.8)	(33.5)
Comprehensive income (loss)	$(141.9)	$61.5	$5.3	$(66.8)	$(141.9)

Mueller Water Products, Inc. and Subsidiaries
Consolidating Statement of Operations and Other Comprehensive Income
Year Ended September 30, 2011

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
			(in millions)
Net sales	$—	$844.9	$119.7	$—	$964.6
Cost of sales	(0.1)	613.8	102.8	—	716.5
Gross profit	0.1	231.1	16.9	—	248.1
Operating expenses:
Selling, general and administrative	31.1	147.0	13.7	—	191.8
Restructuring	1.0	2.2	0.4	—	3.6
Total operating expenses	32.1	149.2	14.1	—	195.4
Operating income (loss)	(32.0)	81.9	2.8	—	52.7
Interest expense, net	65.6	—	—	—	65.6
Income (loss) before income taxes	(97.6)	81.9	2.8	—	(12.9)
Income tax expense (benefit)	(34.4)	30.6	0.9	—	(2.9)
Equity in income of subsidiaries	53.2	1.9	—	(55.1)	—
Income (loss) from continuing operations	(10.0)	53.2	1.9	(55.1)	(10.0)
Income (loss) from discontinued operations, net of tax	(28.1)	—	—	—	(28.1)
Net income (loss)	(38.1)	53.2	1.9	(55.1)	(38.1)

Other comprehensive income (loss):
Equity in other comprehensive loss of subsidiaries	(1.1)	(1.1)	—	2.2	—
Interest rate swap contracts, net of tax	4.9	—	—	—	4.9
Foreign currency translation	—	—	(1.1)	—	(1.1)
Minimum pension liability, net of tax	12.2	—	—	—	12.2
	16.0	(1.1)	(1.1)	2.2	16.0
Comprehensive income (loss)	$(22.1)	$52.1	$0.8	$(52.9)	$(22.1)

Mueller Water Products, Inc. and Subsidiaries
Consolidating Statement of Operations and Other Comprehensive Income
Year Ended September 30, 2010

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
			(in millions)
Net sales	$—	$807.8	$151.9	$—	$959.7
Cost of sales	(0.3)	568.1	132.8	—	700.6
Gross profit	0.3	239.7	19.1	—	259.1
Operating expenses:
Selling, general and administrative	33.1	145.8	9.9	—	188.8
Restructuring	—	0.6	—	—	0.6
Total operating expenses	33.1	146.4	9.9	—	189.4
Operating income	(32.8)	93.3	9.2	—	69.7
Interest expense (income), net	68.0	—	—	—	68.0
Loss on early extinguishment of debt, net	4.6	—	—		4.6
Income (loss) before income taxes	(105.4)	93.3	9.2	—	(2.9)
Income tax expense (benefit)	(37.3)	36.9	2.9	—	2.5
Equity in income (loss) of subsidiaries	62.7	6.3	—	(69.0)	—
Income (loss) from continuing operations	(5.4)	62.7	6.3	(69.0)	(5.4)
Income (loss) from discontinued operations, net of tax	(39.8)	—	—	—	(39.8)
Net income (loss)	(45.2)	62.7	6.3	(69.0)	(45.2)

Other comprehensive income (loss):
Equity in other comprehensive income of subsidiaries	3.4	3.4	—	(6.8)	—
Natural gas hedges, net of tax	(0.4)	—	—	—	(0.4)
Interest rate swap contracts, net of tax	3.9	—	—	—	3.9
Foreign currency translation	—	—	3.4	—	3.4
Minimum pension liability, net of tax	8.8	—	—	—	8.8
	15.7	3.4	3.4	(6.8)	15.7
Comprehensive income (loss)	$(29.5)	$66.1	$9.7	$(75.8)	$(29.5)

Mueller Water Products, Inc. and Subsidiaries
Consolidating Statement of Cash Flows
Year Ended September 30, 2012

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
			(in millions)
Operating activities:
Net cash provided by operating activities from continuing operations	$40.9	$32.2	$3.7	$—	$76.8
Investing activities:
Capital expenditures	—	(30.5)	(0.9)	—	(31.4)
Acquisitions	—	(1.8)	0.5	—	(1.3)
Proceeds from sales of assets	—	0.3	—	—	0.3
Net cash used in investing activities from continuing operations	—	(32.0)	(0.4)	—	(32.4)
Financing activities:
Debt borrowings	—	0.6	—	—	0.6
Debt payments	(57.2)	—	—	—	(57.2)
Common stock issued	0.2	—	—	—	0.2
Dividends paid	(11.0)	—	—	—	(11.0)
Other	—	(0.7)	—	—	(0.7)
Net cash used in financing activities from continuing operations	(68.0)	(0.1)	—	—	(68.1)
Net cash flows from discontinued operations:
Operating activities	(43.3)	—	—	—	(43.3)
Investing activities	87.5	—	—	—	87.5
Net cash used in discontinued operations	44.2	—	—	—	44.2
Effect of currency exchange rate changes on cash	—	—	1.5	—	1.5
Net change in cash and cash equivalents	17.1	0.1	4.8	—	22.0
Cash and cash equivalents at beginning of year	36.2	(3.8)	28.6	—	61.0
Cash and cash equivalents at end of year	$53.3	$(3.7)	$33.4	$—	$83.0

Mueller Water Products, Inc. and Subsidiaries
Consolidating Statement of Cash Flows
Year Ended September 30, 2011

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
			(in millions)
Operating activities:
Net cash provided by (used in) operating activities from continuing operations	$31.6	$17.9	$2.6	$—	$52.1
Investing activities:
Capital expenditures	(0.8)	(21.8)	(0.5)	—	(23.1)
Acquisitions	—	(1.3)	(7.9)	—	(9.2)
Proceeds from sales of assets	—	1.1	—	—	1.1
Net cash used in investing activities from continuing operations	(0.8)	(22.0)	(8.4)	—	(31.2)
Financing activities:
Debt borrowings	—	0.7	—	—	0.7
Debt paid or repurchased	(15.0)	—	—	—	(15.0)
Common stock issued	1.0	—	—	—	1.0
Dividends paid	(10.9)	—	—	—	(10.9)
Payment of deferred financing fees	(0.4)				(0.4)
Other	—	1.7	—	—	1.7
Net cash provided by (used in) financing activities from continuing operations	(25.3)	2.4	—	—	(22.9)
Net cash flows from discontinued operations:
Operating activities	(12.2)	—	—	—	(12.2)
Investing activities	(8.4)	—	—	—	(8.4)
Net cash used in discontinued operations	(20.6)	—	—	—	(20.6)
Effect of currency exchange rate changes on cash	—	—	(0.4)	—	(0.4)
Net change in cash and cash equivalents	(15.1)	(1.7)	(6.2)	—	(23.0)
Cash and cash equivalents at beginning of year	51.3	(2.1)	34.8	—	84.0
Cash and cash equivalents at end of year	$36.2	$(3.8)	$28.6	$—	$61.0

Mueller Water Products, Inc. and Subsidiaries
Consolidating Statement of Cash Flows
Year Ended September 30, 2010

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
			(in millions)
Operating activities:
Net cash provided by (used in) operating activities from continuing operations	$121.2	$(37.2)	$13.9	$—	$97.9
Investing activities:
Capital expenditures	(0.2)	(21.0)	(0.6)	—	(21.8)
Acquisitions	—	—	—	—	—
Proceeds from sales of assets	—	55.0	—	—	55.0
Net cash used in investing activities from continuing operations	(0.2)	34.0	(0.6)	—	33.2
Financing activities:
Debt borrowings	270.5	—	—	—	270.5
Debt paid or repurchased	(318.5)	—	—	—	(318.5)
Common stock issued	1.0	—	—	—	1.0
Dividends paid	(10.8)	—	—	—	(10.8)
Payment of deferred financing fees	(9.8)	—	—	—	(9.8)
Other	—	1.7	—	—	1.7
Net cash provided by (used in) financing activities from continuing operations	(67.6)	1.7	—	—	(65.9)
Net cash flows from discontinued operations:	.
Operating activities	(34.7)	—	—	—	(34.7)
Investing activities	(9.6)	—	—	—	(9.6)
Net cash used in discontinued operations	(44.3)	—	—	—	(44.3)
Effect of currency exchange rate changes on cash	—	—	1.5	—	1.5
Net change in cash and cash equivalents	9.1	(1.5)	14.8	—	22.4
Cash and cash equivalents at beginning of year	42.2	(0.6)	20.0	—	61.6
Cash and cash equivalents at end of year	$51.3	$(2.1)	$34.8	$—	$84.0

Note 22.	Corrections to Previously Reported Information (Unaudited)
During the quarter ended September 30, 2012, we discovered errors in the classification of cash flows as between those from continuing operations and those from discontinued operations. These errors had no impact on any consolidated balance sheet, consolidated statement of operations and other comprehensive income, consolidated statement of changes in stockholders' equity, debt compliance covenant or employee compensation metric for any period. These errors also had no impact on any consolidated statement of cash flows information for any period other than the six months ended March 31, 2011 and the nine months ended June 30, 2011, as presented in our Quarterly Reports filed on Form 10-Q (“10-Q”) for the quarterly periods ended March 31, 2012 and June 30, 2012, respectively.
These errors related to the classification of deferred income tax and retirement plan adjustments in determining net cash used in operating activities due to designating our U.S. Pipe segment as discontinued operations in our condensed consolidated financial statements during the quarter ended March 31, 2012. Corrected unaudited condensed consolidated statements of cash flows for these periods are presented below.

	Six months ended March 31, 2011		Nine months ended June 30, 2011
	Previously reported	Corrected	Previously reported	Corrected
	(in millions)
Operating activities:
Net loss	$(25.8)	$(25.8)	$(28.5)	$(28.5)
Less: loss from discontinued operations	14.7	14.7	24.3	24.3
Loss from continuing operations	(11.1)	(11.1)	(4.2)	(4.2)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation	17.0	17.0	25.3	25.3
Amortization	14.5	14.5	21.9	21.9
Stock-based compensation expense	3.6	3.6	4.9	4.9
Deferred income taxes	(7.2)	(1.4)	(14.5)	(4.5)
Retirement plans	2.5	4.7	6.2	6.2
Interest rate swap contracts	3.9	3.9	6.0	6.0
Other, net	0.2	0.2	1.5	1.5
Changes in assets and liabilities, net of acquisitions:
Receivables	(4.6)	(4.6)	(18.0)	(18.0)
Inventories	1.6	1.6	7.2	7.2
Other current assets and other noncurrent assets	0.7	0.7	(2.0)	(2.0)
Accounts payable and other liabilities	(34.5)	(34.5)	(34.5)	(34.5)
Net cash provided by (used in) operating activities	(13.4)	(5.4)	(0.2)	9.8
Investing activities:
Capital expenditures	(10.0)	(10.0)	(15.9)	(15.9)
Acquisitions	(7.9)	(7.9)	(7.9)	(7.9)
Proceeds from sales of assets	0.9	0.9	1.1	1.1
Net cash used in investing activities	(17.0)	(17.0)	(22.7)	(22.7)
Financing activities:
Debt borrowings	0.1	0.1	0.5	0.5
Common stock issued	0.3	0.3	—	—
Payment of deferred financing fees	(0.3)	(0.3)	(0.4)	(0.4)
Dividends paid	(5.4)	(5.4)	(8.1)	(8.1)
Other	0.2	0.2	0.6	0.6
Net cash used in financing activities	(5.1)	(5.1)	(7.4)	(7.4)
Net cash flows from discontinued operations:
Operating activities	(1.8)	(9.8)	(3.0)	(13.0)
Investing activities	(4.2)	(4.2)	(6.1)	(6.1)
Net cash used in discontinued operations	(6.0)	(14.0)	(9.1)	(19.1)
Effect of currency exchange rate changes on cash	1.3	1.3	1.1	1.1
Net change in cash and cash equivalents	(40.2)	(40.2)	(38.3)	(38.3)
Cash and cash equivalents at beginning of period	84.0	84.0	84.0	84.0
Cash and cash equivalents at end of period	$43.8	$43.8	$45.7	$45.7

These errors also affect the presentation of the Consolidating Guarantor and Non-Guarantor Financial Information presented in Note 14 to the 10-Qs for the quarterly periods ended March 31, 2012 and June 30, 2012. With respect to the 10-Q for the quarterly period ended March 31, 2012, Issuer Net cash used in operating activities from continuing operations was previously reported as $6.8 million, the corrected number is Net cash provided by operating activities from continuing operations of $1.2 million. With respect to the 10-Q for the quarterly period ended June 30, 2012, Issuer Net cash used in operating activities from continuing operations was previously reported as $9.5 million, the corrected number is Net cash provided by operating activities from continuing operations of $0.5 million. Net cash flows from discontinued operations: Operating activities are all reported in the Issuer column and changed as reported in the table above.