Form 10-Q
period 2012-12-31
Mueller Water Products, Inc.
filed 2013-02-11
CIK 1350593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2012
☐                       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
There were 157,709,501 shares of common stock of the registrant outstanding at January 31, 2013.

PART I FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31,	September 30,
	2012	2012
	(in millions)
Assets:
Cash and cash equivalents	$74.5	$83.0
Receivables, net	135.9	166.1
Inventories	190.2	183.2
Deferred income taxes	20.7	19.6
Other current assets	48.2	38.0
Total current assets	469.5	489.9
Property, plant and equipment, net	143.5	144.7
Identifiable intangible assets	566.6	573.7
Other noncurrent assets	20.3	32.6
Total assets	$1,199.9	$1,240.9

Liabilities and stockholders’ equity:
Current portion of long-term debt	$23.7	$1.1
Accounts payable	63.0	84.5
Other current liabilities	67.2	82.8
Total current liabilities	153.9	168.4
Long-term debt	599.3	621.7
Deferred income taxes	125.5	132.8
Other noncurrent liabilities	82.5	86.8
Total liabilities	961.2	1,009.7

Commitments and contingencies (Note 10)

Common stock: 600,000,000 shares authorized; 157,505,500 and 156,840,648 shares outstanding at December 31, 2012 and September 30, 2012, respectively	1.6	1.6
Additional paid-in capital	1,585.1	1,587.3
Accumulated deficit	(1,263.0)	(1,270.0)
Accumulated other comprehensive loss	(85.0)	(87.7)
Total stockholders’ equity	238.7	231.2
Total liabilities and stockholders’ equity	$1,199.9	$1,240.9

The accompanying notes are an integral part of the condensed consolidated financial statements.

Table of

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended
	December 31,
	2012	2011
	(in millions, except per share amounts)
Net sales	$245.1	$215.4
Cost of sales	188.0	162.6
Gross profit	57.1	52.8
Operating expenses:
Selling, general and administrative	49.5	46.5
Restructuring	0.7	0.4
Total operating expenses	50.2	46.9
Operating income	6.9	5.9
Interest expense, net	13.5	15.6
Loss before income taxes	(6.6)	(9.7)
Income tax benefit	(1.6)	(3.2)
Loss from continuing operations	(5.0)	(6.5)
Income (loss) from discontinued operations, net of tax	12.0	(5.4)
Net income (loss)	$7.0	$(11.9)

Net income (loss) per basic share:
Continuing operations	$(0.03)	$(0.04)
Discontinued operations	0.07	(0.04)
Net income (loss)	$0.04	$(0.08)

Net income (loss) per diluted share:
Continuing operations	$(0.03)	$(0.04)
Discontinued operations	0.07	(0.04)
Net income (loss)	$0.04	$(0.08)

Weighted average shares outstanding:
Basic	157.1	156.0
Diluted	159.2	156.0

Dividends declared per share	$0.0175	$0.0175

The accompanying notes are an integral part of the condensed consolidated financial statements.

Table of

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three months ended
	December 31,
	2012	2011
	(in millions)
Net income (loss)	$7.0	$(11.9)
Other comprehensive income (loss):
Natural gas hedges	—	(0.3)
Income tax effects	—	0.1
Interest rate swap contracts	—	1.4
Income tax effects	—	(0.5)
Foreign currency translation	(0.7)	0.6
Minimum pension liability	(3.4)	0.7
Income tax effects	6.8	(0.2)
	2.7	1.8
Comprehensive income (loss)	$9.7	$(10.1)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Table of

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED DECEMBER 31, 2012
(UNAUDITED)

	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
	(in millions)
Balance at September 30, 2012	$1.6	$1,587.3	$(1,270.0)	$(87.7)	$231.2
Net income	—	—	7.0	—	7.0
Dividends declared	—	(2.7)	—	—	(2.7)
Stock-based compensation	—	1.5	—	—	1.5
Shares retained for employee taxes	—	(1.3)	—	—	(1.3)
Stock issued under stock compensation plans	—	0.3	—	—	0.3
Foreign currency translation	—	—	—	(0.7)	(0.7)
Minimum pension liability	—	—	—	3.4	3.4
Balance at December 31, 2012	$1.6	$1,585.1	$(1,263.0)	$(85.0)	$238.7

The accompanying notes are an integral part of the condensed consolidated financial statements.

Table of

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended
	December 31,
	2012	2011
	(in millions)
Operating activities:
Net income (loss)	$7.0	$(11.9)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Income) loss from discontinued operations	(12.0)	5.4
Loss from continuing operations	(5.0)	(6.5)

Depreciation	7.4	7.6
Amortization	7.4	7.4
Stock-based compensation	1.5	1.4
Deferred income taxes	(1.8)	(1.0)
Retirement plans	1.1	1.8
Interest rate swap contracts	—	1.4
Other, net	0.8	0.8
Changes in assets and liabilities, net of acquisitions:
Receivables	30.0	26.0
Inventories	(7.1)	(14.1)
Other assets	(0.4)	0.9
Liabilities	(33.3)	(13.8)
Net cash provided by operating activities from continuing operations	0.6	11.9
Investing activities:
Capital expenditures	(6.2)	(5.3)
Acquisitions, net of cash acquired	(0.3)	—
Net cash used in investing activities from continuing operations	(6.5)	(5.3)
Financing activities:
Dividends paid	(2.7)	(2.7)
Shares retained for employee taxes	(1.3)	(0.3)
Payment of deferred financing fees	(0.7)	—
Other	(0.3)	—
Net cash used in financing activities from continuing operations	(5.0)	(3.0)
Net cash flows from discontinued operations:
Operating activities	(1.7)	(22.9)
Investing activities	4.5	(2.8)
Financing activities	—	1.0
Net cash provided by (used in) discontinued operations	2.8	(24.7)
Effect of currency exchange rate changes on cash	(0.4)	0.4
Net change in cash and cash equivalents	(8.5)	(20.7)
Cash and cash equivalents at beginning of period	83.0	61.0
Cash and cash equivalents at end of period	$74.5	$40.3

The accompanying notes are an integral part of the condensed consolidated financial statements.

Table of

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization
Mueller Water Products, Inc., a Delaware corporation, together with its consolidated subsidiaries, operates in two business segments: Mueller Co. and Anvil. Mueller Co. manufactures valves for water and gas systems, including butterfly, iron gate, tapping, check, plug and ball valves, as well as dry-barrel and wet-barrel fire hydrants and a broad range of metering, leak detection and pipe condition assessment products for the water infrastructure industry. Anvil manufactures and sources a broad range of products, including a variety of fittings, couplings, hangers and related products. The “Company,” “we,” “us” or “our” refer to Mueller Water Products, Inc. and its subsidiaries or their management. With regard to the Company's segments, “we,” “us” or “our” may also refer to the segment being discussed or its management.
On April 1, 2012, we sold the businesses comprising our former U.S. Pipe segment to USP Holdings Inc., an affiliate of Wynnchurch Capital, Ltd (“Wynnchurch”). U.S. Pipe's results of operations have been reclassified as discontinued operations, and its assets and liabilities reclassified as held for sale, for all prior periods.
Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"), which require us to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses and the disclosure of contingent assets and liabilities for the reporting periods. Actual results could differ from those estimates. All significant intercompany balances and transactions have been eliminated. In our opinion, all normal and recurring adjustments that we consider necessary for a fair financial statement presentation have been made. Certain reclassifications have been made to previously reported amounts to conform to the current presentation. The condensed consolidated balance sheet data at September 30, 2012 was derived from audited financial statements, but does not include all disclosures required by GAAP.
Unless the context indicates otherwise, whenever we refer to a particular year, we mean the fiscal year ended or ending September 30 in that particular calendar year.

Note 2.	Discontinued Operations
On April 1, 2012, we sold our former U.S. Pipe segment and received proceeds of $94.0 million in cash, subject to adjustments, and the agreement by the purchaser to reimburse us for expenditures to settle certain previously-existing liabilities estimated at $10.1 million at March 31, 2012. During the quarter ended December 31, 2012, we received $4.5 million in cash for certain purchase price adjustments and reduced our loss on sale of discontinued operations accordingly. Additional purchase price adjustments related to closing date balances, which would increase the purchase price by $1.0 million if resolved in our favor, remain in dispute.
The table below represents a summary of the operating results for the U.S. Pipe discontinued operations.

	Three months ended
	December 31,
	2012	2011
	(in millions)
Net sales	$—	$96.1
Cost of sales	—	97.1
Gross loss	—	(1.0)
Operating expenses (benefits)	(7.2)	7.8
Operating income (loss)	7.2	(8.8)
Interest expense	—	0.1
Reduction of loss on sale of discontinued operations	(4.8)	—
Income tax benefit	—	(3.5)
Income (loss) from discontinued operations, net of tax	$12.0	$(5.4)

Table of

Note 3.	Income Taxes
After including the tax effect of the loss on the sale of U.S. Pipe, our U.S. deferred tax liabilities are insufficient to fully support our U.S. deferred tax assets, which include net operating loss carryforwards.  Accordingly, we initially recorded income tax expense to establish valuation allowances related to our overall deferred tax assets during the quarter ended March 31, 2012.
We reevaluate the need for a valuation allowance against the U.S. deferred tax assets each quarter, considering results to date, projections of taxable income, tax planning strategies and reversing taxable temporary differences. During the quarter ended December 31, 2012, we decreased our U.S. deferred tax valuation allowance by $4.6 million, including $0.8 million included in other comprehensive income. Notwithstanding the valuation allowance, our net operating loss carryforwards remain available to offset future taxable earnings.
The components of income tax benefit on continuing operations are provided below.

	Three months ended
	December 31,
	2012	2011
	(in millions)
Benefit from pre-tax operating loss	$(2.4)	$(3.8)
Deferred tax asset valuation allowance adjustment	0.8	—
Other discrete items	—	0.6
	$(1.6)	$(3.2)
At December 31, 2012 and September 30, 2012, the gross liabilities for unrecognized income tax benefits were $4.3 million and $4.3 million, respectively.
We recognize interest related to uncertain income tax positions as interest expense and would recognize any penalties that may be incurred as selling, general and administrative expense. At December 31, 2012 and September 30, 2012, we had $0.9 million and $0.9 million, respectively, of accrued interest expense related to uncertain tax positions.
Generally, our state income tax returns are closed for years prior to 2006, except to the extent of our state net operating loss carryforwards, and our Canadian income tax returns are closed for years prior to 2005. During 2012, we concluded an audit by the Internal Revenue Service (the "IRS") for the years 2007 through 2010 with no adverse changes. We are also under audit by several states at various levels of completion. We do not have any material unpaid assessments.

Note 4.	Borrowing Arrangements
The components of long-term debt are presented below.

	December 31,	September 30,
	2012	2012
	(in millions)
ABL Agreement	$—	$—
8.75% Senior Unsecured Notes	200.0	199.9
7.375% Senior Subordinated Notes	420.0	420.0
Other	3.0	2.9
	623.0	622.8
Less current portion	(23.7)	(1.1)
	$599.3	$621.7

Table of

ABL Agreement. On December 18, 2012, we entered into a first amendment to our asset based lending agreement dated August 26, 2010 (the “ABL Agreement”). This amendment, among other things, provides for the following:

•	a reduction of $50.0 million in the size of the revolving credit facility to $225.0 million;
•a 100 basis point per annum reduction in the interest rate margins;

•	a reduction in the commitment fee to either 0.375% per annum or 0.25% per annum, based on daily average availability during the previous calendar quarter, from 0.50% per annum;

•	the extension of the maturity date to the earlier of (1) December 18, 2017 and (2) 60 days prior to the final maturity of our 7.375% Senior Subordinated Notes;

•	additional flexibility for us to incur debt, make investments (including acquisitions), dispose of assets and make restricted payments (whether as dividends or junior debt repayments); and
•a reduction in the springing consolidated fixed charge coverage ratio to 1.0:1.0 from 1.1:1.0.
The ABL Agreement also permits us to increase the size of the credit facility by an additional $150 million in certain circumstances subject to adequate borrowing base availability. We may borrow up to $25 million through swing line loans and may have up to $60 million of letters of credit outstanding.
Borrowings under the ABL Agreement bear interest at a floating rate equal to LIBOR plus a margin ranging from 175 to 225 basis points, or a base rate, as defined in the ABL Agreement, plus a margin ranging from 75 to 125 basis points. At December 31, 2012, the applicable LIBOR-based margin was 200 basis points.
Our obligations under the ABL Agreement are secured by a first-priority perfected lien on all of our U.S. receivables and inventory, certain cash and other supporting obligations. Borrowings are not subject to any financial maintenance covenants unless excess availability is less than the greater of $22.5 million and 10% of the aggregate commitments under the ABL Agreement. Excess availability based on December 31, 2012 data, as reduced by outstanding letters of credit and accrued fees and expenses of $34.6 million, was $122.1 million.
8.75% Senior Unsecured Notes. The 8.75% Senior Unsecured Notes (the “Senior Unsecured Notes”) mature in September 2020 and bear interest at 8.75%, paid semi-annually. Based on quoted market prices, the outstanding Senior Unsecured Notes had a fair value of $230.9 million at December 31, 2012.
On January 23, 2013, we delivered notice to redeem $22.5 million aggregate principal amount on February 22, 2013 at a redemption price of 103% plus accrued and unpaid interest. This amount is included in current portion of long-term debt at December 31, 2012.
We may also redeem up to $33.8 million of the Senior Unsecured Notes at a redemption price of 108.75%, plus accrued and unpaid interest, with the net cash proceeds from certain equity offerings prior to September 2013. After August 2015, we may redeem the Senior Unsecured Notes at specified redemption prices plus accrued and unpaid interest. Upon a Change of Control (as defined in the indenture securing the Senior Unsecured Notes), we are required to offer to purchase the outstanding Senior Unsecured Notes at a purchase price of 101% plus accrued and unpaid interest. The Senior Unsecured Notes are subordinate to borrowings under the ABL Agreement.
The indenture securing the Senior Unsecured Notes contains customary covenants and events of default, including covenants that limit our ability to incur debt, pay dividends and make investments. Substantially all of our U.S. subsidiaries guarantee the Senior Unsecured Notes. We believe we were compliant with these covenants at December 31, 2012 and expect to remain in compliance through December 31, 2013.
7.375% Senior Subordinated Notes. The 7.375% Senior Subordinated Notes (the “Senior Subordinated Notes”) mature in June 2017 and bear interest at 7.375%, paid semi-annually. Based on quoted market prices, the outstanding Senior Subordinated Notes had a fair value of $433.7 million at December 31, 2012.
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
The indenture securing the Senior Subordinated Notes contains customary covenants and events of default, including covenants that limit our ability to incur debt, pay dividends and make investments. Substantially all of our U.S. subsidiaries

Table of

guarantee the Senior Subordinated Notes. We believe we were compliant with these covenants at December 31, 2012 and expect to remain in compliance through December 31, 2013.

Note 5.	Derivative Financial Instruments
Our ongoing business operations expose us to commodity price risk and interest rate risk that we have previously managed to some extent using derivative instruments. We have used natural gas swap contracts to manage the price risk associated with purchases of natural gas used in certain of our manufacturing processes and interest rate swap contracts to manage interest rate risk associated with our variable-rate borrowings. During 2010, we terminated all of our remaining interest rate swap contracts and no new interest rate swap contracts have been initiated. During 2012, we terminated our remaining natural gas swap contract.
We had designated our natural gas swap contracts and interest rate swap contracts as cash flow hedges of our purchases of natural gas and our interest payments, respectively. As a result, to the extent the hedges were effective, the changes in the fair value of these contracts prior to settlement were reported as a component of other comprehensive income (loss) and reclassified into earnings in the periods during which the hedged transactions affected earnings. Gains and losses on those contracts representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness were recognized in earnings as they occurred.
Our derivative contracts were recorded at fair value using publicly observable data such as market natural gas prices and market interest rates. We did not have any derivative contracts outstanding at December 31, 2012 or September 30, 2012.
In the quarter ended December 31, 2011, we reclassified $1.4 million related to previously terminated interest rate swap contracts to interest expense from accumulated other comprehensive loss.

Note 6.	Retirement Plans
The components of net periodic benefit cost allocated to continuing operations for defined benefit pension plans are as follows.

	Three months ended
	December 31,
	2012	2011
	(in millions)
Service cost	$0.5	$0.3
Interest cost	1.6	2.6
Expected return on plan assets	(2.1)	(2.9)
Amortization of prior service cost	—	0.1
Amortization of actuarial net loss	0.7	0.8
Net periodic benefit cost	$0.7	$0.9
The amortization of unrecognized prior service cost and of actuarial losses, net of tax, are recorded as components of other comprehensive income (loss).
Our U.S. pension plan was 103% funded at January 1, 2012 under the provisions of the Pension Protection Act. This reflects the revised governmental guidance of Moving Ahead for Progress in the 21st Century (“MAP-21”). As a result of the MAP-21 changes, we do not expect to make any contributions to our U.S. pension plan during 2013. For financial reporting purposes, our pension plan obligations were 86% funded at September 30, 2012.
On April 1, 2012, we changed certain provisions of our pension and postretirement benefit plans affecting U.S. Pipe participants in these plans. These changes vested all accumulated pension benefits and then froze the plan such that no additional pension benefits would accumulate. Postretirement medical benefits substantially ceased on December 31, 2012. During the three months ended December 31, 2012, we recorded a benefit of $7.4 million, which is included in income from discontinued operations, related to this cessation of benefits.

Table of

The assets of the defined benefit pension plans at December 31, 2012 and September 30, 2012, by level within the fair value hierarchy, are presented below.

	December 31, 2012
	Level 1	Level 2	Level 3	Total
	(in millions)
Equity funds:
International funds	$—	$—	$—	$—
S&P 500 Index funds	—	15.6	—	15.6
Large Cap Value funds	—	62.8	—	62.8
S&P Midcap Index funds	—	—	—	—
Smallcap Index funds	—	30.7	—	30.7
Mutual funds	121.8	—	—	121.8
	121.8	109.1	—	230.9
Bond funds	—	149.6	—	149.6
Cash	0.2	2.3	—	2.5
Other	—	—	1.5	1.5
	$122.0	$261.0	$1.5	$384.5

	September 30, 2012
	Level 1	Level 2	Level 3	Total
	(in millions)
Equity funds:
International funds	$—	$10.6	$—	$10.6
Large Cap Growth funds	—	15.6	—	15.6
Large Cap Value funds	—	30.4	—	30.4
S&P Midcap Index funds	—	5.2	—	5.2
Smallcap Index funds	—	31.1	—	31.1
Mutual funds	134.4	—	—	134.4
	134.4	92.9	—	227.3
Bond funds	—	151.3	—	151.3
Cash	0.2	6.8	—	7.0
Other	—	—	1.5	1.5
	$134.6	$251.0	$1.5	$387.1

Note 7.	Stock-based Compensation Plans
During the quarter ended December 31, 2012, we granted cash-settled and stock-settled performance shares under our Amended and Restated 2006 Mueller Water Products, Inc. Stock Incentive Plan (the "2006 Stock Plan"). The performance shares are part of multi-year award cycles consisting of annual performance periods coinciding with our fiscal years, with performance goals established within 90 days of the beginning of each performance period by the Compensation and Human Resources Committee of our board of directors. Performance shares do not convey voting rights or earn dividends. Performance shares vest on the last day of the award cycle, unless vested sooner due to change-of-control, death, disability or retirement after accumulation of the required number of points, which are a function of age and years of service, provided that the participant continues to be employed by us through that date. We will distribute the related cash and common stock within 90 days of the end of the award cycle.
A cash-settled performance share entitles the recipient to a cash payment determined at the end of each of two annual performance periods. The amount of cash to be distributed equals the product of the number of performance shares granted multiplied by a performance factor ranging from 0.0 to 2.0 and by the closing price of our common stock on the last day of the award cycle. Compensation expense for cash-settled performance shares is charged against income over the applicable performance period based on the estimated performance factor and the closing price per share of our common stock at each balance sheet date. Outstanding cash-settled performance shares had a fair value of $5.61 per share and a total fair value of $2.1 million at December 31, 2012.

Table of

A stock-settled performance share entitles the recipient to receive a number of shares of our common stock determined at the end of each of three performance periods. The number of shares of our common stock issuable equals the number of performance shares granted multiplied by a performance factor that ranges from 0.0 to 2.0. Compensation expense for stock-settled performance shares is charged against income over the applicable performance period based on the estimated performance factor and the grant-date price of our common stock.
During the quarter ended December 31, 2011, the Company adopted the Mueller Water Products, Inc. Phantom Plan (the "Phantom Plan"). Phantom Plan awards entitle a recipient to a per-award cash payment equal to the closing price per share of our common stock on the vesting date. Awards generally vest in thirds on successive anniversaries of the grant date. Compensation expense for Phantom Plan awards is charged against income over the vesting period, based on the closing stock price at each balance sheet date until vested. Outstanding Phantom Plan awards had a fair value of $5.61 per award and a total fair value of $3.5 million at December 31, 2012.
We recorded stock-based compensation expense of $2.3 million during the three months ended December 31, 2012, and $1.4 million during the three months ended December 31, 2011. At December 31, 2012, there was approximately $8.4 million of unrecognized compensation expense related to stock-based awards.
Because the effect of including normally dilutive securities in the earnings per share calculation is antidilutive in loss periods, we exclude all stock-based compensation instruments from the calculations of diluted earnings per share in such periods. Accordingly, we excluded 0.8 million of such instruments from the calculation of diluted earnings per share for the three months ended December 31, 2011.
We granted stock-based compensation awards under the 2006 Stock Plan, Mueller Water Products, Inc. 2006 Employee Stock Purchase Plan and Phantom Plan during the three months ended December 31, 2012 as follows.

	Number granted	Weighted average grant date fair value per instrument	Total grant date fair value (in millions)
Quarter ended December 31, 2012:
Restricted stock units	406,658	$5.22	$2.1
Employee stock purchase plan instruments	87,390	1.28	0.1
Phantom Plan awards	382,605	5.22	2.0
Cash-settled performance shares	243,992	5.22	1.3
Stock-settled performance shares	406,658	5.22	2.1
			$7.6

Table of

Note 8.	Supplemental Balance Sheet Information
Selected supplemental balance sheet information is presented below.

	December 31,	September 30,
	2012	2012
	(in millions)
Inventories:
Purchased components and raw materials	$73.9	$69.7
Work in process	30.6	27.5
Finished goods	85.7	86.0
	$190.2	$183.2
Other current assets:
Maintenance and repair tooling	$23.2	$22.9
Income tax-related	15.2	3.9
Workers compensation and other reimbursements receivable	3.5	4.3
Other	6.3	6.9
	$48.2	$38.0
Property, plant and equipment:
Land	$10.6	$10.6
Buildings	73.9	73.0
Machinery and equipment	298.2	292.4
Construction in progress	14.3	15.3
	397.0	391.3
Accumulated depreciation and amortization	(253.5)	(246.6)
	$143.5	$144.7
Other current liabilities:
Compensation and benefits	$28.3	$41.0
Customer rebates	15.6	13.7
Interest	8.8	12.2
Taxes other than income taxes	5.0	5.6
Warranty	1.8	1.6
Income taxes	1.4	0.9
Restructuring	0.1	0.6
Environmental	0.2	0.2
Other	6.0	7.0
	$67.2	$82.8
Accumulated other comprehensive loss:
Foreign currency translation	$8.5	$9.2
Minimum pension liability	(93.5)	(96.9)
	$(85.0)	$(87.7)

Table of

Note 9.	Segment Information
Summarized financial information for our segments is presented below.

	Three months ended
	December 31,
	2012	2011
	(in millions)
Net sales, excluding intersegment sales:
Mueller Co.	$151.1	$128.1
Anvil	94.0	87.3
	$245.1	$215.4
Intersegment sales:
Mueller Co.	$1.4	$1.7
Anvil	—	—
	$1.4	$1.7
Operating income (loss):
Mueller Co.	$8.1	$4.7
Anvil	5.9	7.7
Corporate	(7.1)	(6.5)
	$6.9	$5.9
Depreciation and amortization:
Mueller Co.	$11.2	$11.2
Anvil	3.5	3.6
Corporate	0.1	0.2
	$14.8	$15.0
Restructuring:
Mueller Co.	$0.7	$0.4
Anvil	—	0.1
Corporate	—	(0.1)
	$0.7	$0.4
Capital expenditures:
Mueller Co.	$3.4	$3.4
Anvil	2.8	1.9
Corporate	—	—
	$6.2	$5.3
Note 10.Commitments and Contingencies
We are involved in various legal proceedings that have arisen in the normal course of operations, including the proceedings summarized below. The effect of the outcome of these matters on our financial statements cannot be predicted with certainty as any such effect depends on the amount and timing of the resolution of such matters. Other than the litigation described below, we do not believe that any of our outstanding litigation would have a material adverse effect on our business or prospects.
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

Table of

the Tyco indemnitors under the 1999 acquisition agreement, the result of such transactions is that the assets of, and control over, such Tyco indemnitors has changed. Should any of these Tyco indemnitors become financially unable or fail to comply with the terms of the indemnity, we may be responsible for such obligations or liabilities.
In September 1987, we implemented an Administrative Consent Order (“ACO”) for our Burlington, New Jersey property, which was required under the New Jersey Environmental Cleanup Responsibility Act (now known as the Industrial Site Recovery Act). The ACO required soil and ground-water cleanup, and we completed, and received final approval on, the soil cleanup required by the ACO. We retained this property related to the sale of our former U.S. Pipe segment. We expect ground-water issues as well as issues associated with the demolition of former manufacturing facilities at this site will continue and remediation by us could be required. Long-term ground-water monitoring may also be required, but we do not know how long such monitoring would be required and do not believe monitoring or further remediation costs, if any, will have a material adverse effect on any of our financial statements.
On July 13, 2010, Rohcan Investments Limited (“Rohcan”), the former owner of property leased by Mueller Canada Ltd. and located in Milton, Ontario, filed suit against Mueller Canada Ltd. and its directors seeking C$10.0 million in damages arising from the defendants' alleged environmental contamination of the property and breach of lease. Mueller Canada Ltd. leased the property from 1988 through 2008. We are pursuing indemnification from a former owner for certain potential liabilities that are alleged in this lawsuit, and we have accrued for other liabilities not covered by indemnification.  On December 7, 2011, the Court denied the plaintiff's motion for summary judgment.
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
In addition, the IRS previously issued a Notice of Proposed Deficiency assessing additional tax of $82.2 million for the fiscal years ended May 31, 2000 through December 31, 2005. Walter Energy filed a formal protest with the IRS, but had not reached a final resolution with the Appeals Division at December 31, 2012. The unresolved issues relate primarily to Walter Energy's method of recognizing revenue on the sale of homes and related interest on the installment notes receivable. The items at issue relate primarily to the timing of revenue recognition and consequently, should the IRS prevail on its positions, Walter Energy's financial exposure should be limited to interest and penalties. As a matter of law, we are jointly and severally liable for any final tax determination for any year in which any of our subsidiaries were members of the Walter Energy consolidated group, which means that we would be liable in the event Walter Energy is unable to pay any amounts owed. Walter Energy has disclosed that it believes its filing positions have substantial merit and that it intends to defend vigorously any claims asserted.
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
Our separation from Walter Energy on December 14, 2006 was intended to qualify as a tax-free spin-off under Section 355 of the Internal Revenue Code. In addition, the tax allocation agreement provides that if the spin-off is determined not to be tax-free pursuant to Section 355, we generally will be responsible for any taxes incurred by Walter Energy or its shareholders if such taxes result from certain of our actions or omissions and for a percentage of any such taxes that are not a result of our

Table of

actions or omissions or Walter Energy's actions or omissions or taxes based upon our market value relative to Walter Energy's market value. Additionally, to the extent that Walter Energy was unable to pay taxes, if any, attributable to the spin-off and for which it is responsible under the tax allocation agreement, we could be liable for those taxes as a result of being a member of the Walter Energy consolidated group for the year in which the spin-off occurred.
In accordance with the income tax allocation agreement, Walter Energy used certain tax assets of one of our predecessors in its calendar 2006 tax return for which payment to us is required. The income tax allocation agreement only requires Walter Energy to make the payment upon realization of the tax benefit by receiving a refund or otherwise offsetting taxes due. Walter Energy currently owes us $11.6 million, which includes recent tax audit and amended tax return adjustments, that is payable pending completion of an IRS audit of Walter Energy's 2006 tax year and the related refund of tax from that year. This receivable is included in other current assets at December 31, 2012.
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
Additionally, in connection with the sale of assets and the divestiture of businesses, such as the divestiture of our U.S. Pipe segment, we may agree to indemnify buyers and related parties for certain losses or liabilities incurred by these parties with respect to: (i) the representations and warranties made by us to these parties in connection with the sale and (ii) liabilities related to the pre-closing operations of the assets or business sold. Indemnities related to pre-closing operations generally include certain environmental and tax liabilities and other liabilities not assumed by these parties in the transaction.
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
Other Matters. We are party to a number of other lawsuits arising in the ordinary course of business, including product liability cases for products manufactured by us or third parties. We provide for costs relating to these matters when a loss is probable and the amount is reasonably estimable. Administrative costs related to these matters are expensed as incurred. The effect of the outcome of these matters on our future financial statements cannot be predicted with certainty as any such effect depends on the amount and timing of the resolution of such matters. While the results of litigation cannot be predicted with certainty, we believe that the final outcome of such other litigation is not likely to have a materially adverse effect on our business or prospects.

Note 11.	Subsequent Events
On January 23, 2013, we delivered notice to redeem $22.5 million of the Senior Unsecured Notes at a redemption price of 103% plus accrued and unpaid interest on February 22, 2013. We expect to record a loss on early extinguishment of debt of $1.4 million on that date.
On January 30, 2013, our board of directors declared a dividend of $0.0175 per share on our common stock, payable on or about February 20, 2013, to stockholders of record at the close of business on February 11, 2013.

Table of

Note 12.	Consolidating Guarantor and Non-Guarantor Financial Information
The following information is included as a result of the guarantee by certain of our 100% owned U.S. subsidiaries (“Guarantor Companies”) of the Senior Unsecured Notes and the Senior Subordinated Notes. None of our other subsidiaries guarantee the Senior Unsecured Notes or the Senior Subordinated Notes. Each of the guarantees is joint and several and full and unconditional. Fast Fabricators, LLC and United States Pipe and Foundry Company, LLC were released as Guarantor Companies in connection with the sale of U.S. Pipe and related balances are included with the Issuer financial information in the following tables. Guarantor Companies are listed below.

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

Table of

Mueller Water Products, Inc. and Subsidiaries
Condensed Consolidating Balance Sheet
December 31, 2012

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
			(in millions)
Assets:
Cash and cash equivalents	$45.1	$(3.9)	$33.3	$—	$74.5
Receivables, net	—	125.3	10.6	—	135.9
Inventories	—	176.7	13.5	—	190.2
Deferred income taxes	19.8	—	0.9	—	20.7
Other current assets	19.3	26.2	2.7	—	48.2
Total current assets	84.2	324.3	61.0	—	469.5
Property, plant and equipment, net	1.7	133.3	8.5	—	143.5
Identifiable intangible assets	—	564.9	1.7	—	566.6
Other noncurrent assets	18.1	0.8	1.4	—	20.3
Investment in subsidiaries	41.6	36.3	—	(77.9)	—
Total assets	$145.6	$1,059.6	$72.6	$(77.9)	$1,199.9
Liabilities and stockholders' equity:
Current portion of long-term debt	$22.5	$1.2	$—	$—	$23.7
Accounts payable	5.1	52.3	5.6	—	63.0
Other current liabilities	22.1	43.2	1.9	—	67.2
Total current liabilities	49.7	96.7	7.5	—	153.9
Long-term debt	597.5	1.8	—	—	599.3
Deferred income taxes	124.9	—	0.6	—	125.5
Other noncurrent liabilities	72.6	7.8	2.1	—	82.5
Intercompany accounts	(937.8)	911.7	26.1	—	—
Total liabilities	(93.1)	1,018.0	36.3	—	961.2
Stockholders' equity	238.7	41.6	36.3	(77.9)	238.7
Total liabilities and stockholders' equity	$145.6	$1,059.6	$72.6	$(77.9)	$1,199.9

Table of

Mueller Water Products, Inc. and Subsidiaries
Condensed Consolidating Balance Sheet
September 30, 2012

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
			(in millions)
Assets:
Cash and cash equivalents	$53.3	$(3.7)	$33.4	$—	$83.0
Receivables, net	—	146.9	19.2	—	166.1
Inventories	—	169.3	13.9	—	183.2
Deferred income taxes	18.5	—	1.1	—	19.6
Other current assets	10.5	26.3	1.2	—	38.0
Total current assets	82.3	338.8	68.8	—	489.9
Property, plant and equipment, net	1.8	134.2	8.7	—	144.7
Identifiable intangible assets	—	572.2	1.5	—	573.7
Other noncurrent assets	30.5	0.7	1.4	—	32.6
Investment in subsidiaries	27.2	37.9	—	(65.1)	—
Total assets	$141.8	$1,083.8	$80.4	$(65.1)	$1,240.9
Liabilities and stockholders' equity:
Current portion of long-term debt	$—	$1.1	$—	$—	$1.1
Accounts payable	8.3	68.7	7.5	—	84.5
Other current liabilities	29.9	49.0	3.9	—	82.8
Total current liabilities	38.2	118.8	11.4	—	168.4
Long-term debt	619.9	1.8	—	—	621.7
Deferred income taxes	132.0	—	0.8	—	132.8
Other noncurrent liabilities	77.2	7.6	2.0	—	86.8
Intercompany accounts	(956.7)	928.4	28.3	—	—
Total liabilities	(89.4)	1,056.6	42.5	—	1,009.7
Stockholders' equity	231.2	27.2	37.9	(65.1)	231.2
Total liabilities and stockholders' equity	$141.8	$1,083.8	$80.4	$(65.1)	$1,240.9

Table of

Mueller Water Products, Inc. and Subsidiaries
Condensed Consolidating Statement of Operations
Three months ended December 31, 2012

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
			(in millions)
Net sales	$—	$221.8	$23.3	$—	$245.1
Cost of sales	—	167.6	20.4	—	188.0
Gross profit	—	54.2	2.9	—	57.1
Operating expenses:
Selling, general and administrative	7.1	39.2	3.2	—	49.5
Restructuring	—	0.7	—	—	0.7
Total operating expenses	7.1	39.9	3.2	—	50.2
Operating income (loss)	(7.1)	14.3	(0.3)	—	6.9
Interest expense, net	13.4	0.1	—	—	13.5
Income (loss) from before income taxes	(20.5)	14.2	(0.3)	—	(6.6)
Income tax expense (benefit)	(5.0)	3.5	(0.1)	—	(1.6)
Equity in income (loss) of subsidiaries	10.5	(0.2)	—	(10.3)	—
Income (loss) from continuing operations	(5.0)	10.5	(0.2)	(10.3)	(5.0)
Income from discontinued operations, net of tax	12.0	—	—	—	12.0
Net income (loss)	$7.0	$10.5	$(0.2)	$(10.3)	$7.0

Mueller Water Products, Inc. and Subsidiaries
Condensed Consolidating Statement of Operations
Three months ended December 31, 2011

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
			(in millions)
Net sales	$—	$193.4	$22.0	$—	$215.4
Cost of sales	—	145.1	17.5	—	162.6
Gross profit	—	48.3	4.5	—	52.8
Operating expenses:
Selling, general and administrative	6.5	36.0	4.0	—	46.5
Restructuring	—	0.4	—	—	0.4
Total operating expenses	6.5	36.4	4.0	—	46.9
Operating income (loss)	(6.5)	11.9	0.5	—	5.9
Interest expense, net	15.6	—	—	—	15.6
Income (loss) before income taxes	(22.1)	11.9	0.5	—	(9.7)
Income tax expense (benefit)	(7.9)	4.6	0.1	—	(3.2)
Equity in income of subsidiaries	7.7	0.4	—	(8.1)	—
Income (loss) from continuing operations	(6.5)	7.7	0.4	(8.1)	(6.5)
Loss from discontinued operations, net of tax	(5.4)	—	—	—	(5.4)
Net income (loss)	$(11.9)	$7.7	$0.4	$(8.1)	$(11.9)

Table of

Mueller Water Products, Inc. and Subsidiaries
Condensed Consolidating Statement of Comprehensive Income (Loss)
Three months ended December 31, 2012

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
			(in millions)
Net income (loss)	$7.0	$10.5	$(0.2)	$(10.3)	$7.0
Other comprehensive income (loss):
Equity in other comprehensive income (loss) of subsidiaries	(0.7)	(0.7)	—	1.4	—
Natural gas hedges, net of tax	—	—	—	—	—
Interest rate swap contracts, net of tax	—	—	—	—	—
Foreign currency translation	—	—	(0.7)	—	(0.7)
Minimum pension liability, net of tax	3.4	—	—	—	3.4
	2.7	(0.7)	(0.7)	1.4	2.7
Comprehensive income (loss)	$9.7	$9.8	$(0.9)	$(8.9)	$9.7

Mueller Water Products, Inc. and Subsidiaries
Condensed Consolidating Statement of Comprehensive Income (Loss)
Three months ended December 31, 2011

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
			(in millions)
Net income (loss)	$(11.9)	$7.7	$0.4	$(8.1)	$(11.9)
Other comprehensive income (loss):
Equity in other comprehensive income of subsidiaries	0.6	0.6	—	(1.2)	—
Natural gas hedges, net of tax	(0.2)	—	—	—	(0.2)
Interest rate swap contracts, net of tax	0.9	—	—	—	0.9
Foreign currency translation	—	—	0.6	—	0.6
Minimum pension liability, net of tax	0.5	—	—	—	0.5
	1.8	0.6	0.6	(1.2)	1.8
Comprehensive income (loss)	$(10.1)	$8.3	$1.0	$(9.3)	$(10.1)

Table of

Mueller Water Products, Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows
Three months ended December 31, 2012

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
			(in millions)
Operating activities:
Net cash provided by (used in) operating activities from continuing operations	$(5.9)	$6.0	$0.5	$—	$0.6
Investing activities:
Capital expenditures	—	(6.0)	(0.2)	—	(6.2)
Acquisitions, net of cash acquired	—	(0.3)	—	—	(0.3)
Net cash used in investing activities from continuing operations	—	(6.3)	(0.2)	—	(6.5)
Financing activities:
Dividends paid	(2.7)	—	—	—	(2.7)
Shares retained for employee taxes	(1.3)	—	—	—	(1.3)
Payment of deferred financing fees	(0.7)	—	—	—	(0.7)
Other	(0.4)	0.1	—	—	(0.3)
Net cash used in financing activities from continuing operations	(5.1)	0.1	—	—	(5.0)
Net cash flows from discontinued operations:
Operating activities	(1.7)	—	—	—	(1.7)
Investing activities	4.5	—	—	—	4.5
Net cash provided by discontinued operations	2.8	—	—	—	2.8
Effect of currency exchange rate changes on cash	—	—	(0.4)	—	(0.4)
Net change in cash and cash equivalents	(8.2)	(0.2)	(0.1)	—	(8.5)
Cash and cash equivalents at beginning of period	53.3	(3.7)	33.4	—	83.0
Cash and cash equivalents at end of period	$45.1	$(3.9)	$33.3	$—	$74.5

Table of

Mueller Water Products, Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows
Three months ended December 31, 2011

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
			(in millions)
Operating activities:
Net cash provided by operating activities from continuing operations	$3.4	$7.0	$1.5	$—	$11.9
Investing activities:
Capital expenditures	—	(5.2)	(0.1)	—	(5.3)
Acquisitions, net of cash acquired	—	—	—	—	—
Net cash used in investing activities from continuing operations	—	(5.2)	(0.1)	—	(5.3)
Financing activities:
Dividends paid	(2.7)	—	—	—	(2.7)
Shares retained for employee taxes	(0.3)	—	—	—	(0.3)
Other	—	—	—	—	—
Net cash used in financing activities from continuing operations	(3.0)	—	—	—	(3.0)
Net cash flows from discontinued operations:
Operating activities	(22.9)	—	—	—	(22.9)
Investing activities	(2.8)	—	—	—	(2.8)
Financing activities	1.0	—	—	—	1.0
Net cash used in discontinued operations	(24.7)	—	—	—	(24.7)
Effect of currency exchange rate changes on cash	—	—	0.4	—	0.4
Net change in cash and cash equivalents	(24.3)	1.8	1.8	—	(20.7)
Cash and cash equivalents at beginning of period	36.2	(3.8)	28.6	—	61.0
Cash and cash equivalents at end of period	$11.9	$(2.0)	$30.4	$—	$40.3

Table of

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto that appear elsewhere in this report. This report contains certain statements that may be deemed “forward-looking statements” within the meaning the Private Securities Litigation Reform Act of 1995. All statements that address activities, events or developments that the Company's management intends, expects, plans, projects, believes or anticipates will or may occur in the future are forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements we make regarding the general municipal spending environment and the condition of our end markets. Forward-looking statements are based on certain assumptions and assessments made by management in light of their experience and their perception of historical trends, current conditions and expected future developments. Actual results and the timing of events may differ materially from those contemplated by the forward-looking statements due to a number of factors, including regional, national or global political, economic, business, competitive, market and regulatory conditions and the other factors that are described in the section entitled “RISK FACTORS” in Item 1A. of our annual report on Form 10-K for the year ended September 30, 2012 ("Annual Report"). Undue reliance should not be placed on any forward-looking statements. The Company does not have any intention or obligation to update forward-looking statements, except as required by law.
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
On April 1, 2012, we sold the businesses comprising our former U.S. Pipe segment. U.S. Pipe's results of operations have been reclassified as discontinued operations for all periods presented.
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
Spending on water infrastructure is based on the condition of the infrastructure systems and access to funding from existing resources, the issuance of debt, higher tax rates or higher water rates. Municipalities and water authorities may find it challenging to increase tax or water rates. We believe the general municipal spending environment continues to improve, although budget pressures and economic uncertainty persist. According to U.S. Census Bureau data at September 30, 2012, state and local tax receipts during the quarter ended September 30, 2012 grew at over 3.9% over the prior year period. The U.S. Census Bureau may revise published survey data from time to time.
We believe residential construction activity measures indicate the housing market is improving. U.S. Census Bureau data for housing starts, on a seasonally adjusted annualized basis, indicates that housing starts in December 2012 represented the fourth consecutive month of greater than 800,000 units. December 2012 housing activity of 954,000 starts was the highest level since June 2008. Furthermore, the December 2012 single family housing starts of 616,000 units was above 500,000 units for the ninth consecutive month and was the strongest since August 2008.
As another potential future indicator, U.S. Census Bureau data shows housing permits in December 2012 above 900,000 units for the second consecutive month. Total and single family permits grew 29% and 27%, respectively, in December 2012 on a year-over-year basis.
We believe an improving housing market would also bolster municipalities' fiscal condition, since local governments benefit from increased property taxes as well as connection and other ancillary fees associated with residential construction.

Table of

Overall we think the signs we are seeing in our water infrastructure markets are mostly positive, giving us more confidence that our markets have stabilized and we could see some continued growth.
Most of Anvil's net sales are driven by commercial construction, and we expect a slight decrease in shipment volumes in the second quarter year-over-year as we face some softness in our end markets, primarily oil & gas. Additionally, we expect to recognize the remaining higher per-unit overhead costs capitalized in inventory related to lower production levels in the second half of fiscal 2012 in cost of sales during the quarter ending March 31, 2013.
Raw material costs for both segments have continued to be relatively stable year-over-year and we expect average per-unit costs for 2013 could be slightly lower than those for 2012.
Results of Operations
Three months ended December 31, 2012 compared to three months ended December 31, 2011

	2012
	Mueller Co.	Anvil	Corporate	Total
	(in millions)
Net sales	$151.1	$94.0	$—	$245.1
Gross profit	$32.9	$24.2	$—	$57.1
Operating expenses:
Selling, general and administrative	24.1	18.3	7.1	49.5
Restructuring	0.7	—	—	0.7
Total operating expenses	24.8	18.3	7.1	50.2
Operating income (loss)	$8.1	$5.9	$(7.1)	6.9
Interest expense, net				13.5
Loss before income taxes				(6.6)
Income tax benefit				(1.6)
Loss from continuing operations				(5.0)
Income from discontinued operations, net of tax				12.0
Net income				$7.0
	2011
	Mueller Co.	Anvil	Corporate	Total
	(in millions)
Net sales	$128.1	$87.3	$—	$215.4
Gross profit	$28.5	$24.3	$—	$52.8
Operating expenses:
Selling, general and administrative	23.4	16.5	6.6	46.5
Restructuring	0.4	0.1	(0.1)	0.4
Total operating expenses	23.8	16.6	6.5	46.9
Operating income (loss)	$4.7	$7.7	$(6.5)	5.9
Interest expense, net				15.6
Loss before income taxes				(9.7)
Income tax benefit				(3.2)
Loss from continuing operations				(6.5)
Loss from discontinued operations, net of tax				(5.4)
Net loss				$(11.9)

Table of

Consolidated Analysis
Net sales for the quarter ended December 31, 2012 increased to $245.1 million from $215.4 million in the prior year period. Net sales increased primarily due to approximately $27 million of higher shipment volumes across both segments.
Gross profit for the quarter ended December 31, 2012 increased to $57.1 million from $52.8 million in the prior year period. However, gross margin declined 120 basis points to 23.3% in the quarter ended December 31, 2012 from 24.5% in the prior year period. The favorable gross margin effects of increased shipment volumes, higher sales pricing, and improved raw material costs were more than offset by the unfavorable effects of higher per-unit overhead costs and other cost increases of approximately 260 basis points.
Selling, general and administrative expenses ("SG&A") in the quarter ended December 31, 2012 increased to $49.5 million from $46.5 million in the prior year period. SG&A increased primarily due to higher expenses associated with higher shipment volumes. However, SG&A decreased as a percent of net sales to 20.2% in the quarter ended December 31, 2012 compared to 21.6% in the prior year period.
Interest expense, net decreased $2.1 million in the quarter ended December 31, 2012 compared to prior year period due to $1.4 million of non-cash costs for terminated interest rate swap contracts in the quarter ended December 31, 2011 and $0.7 million due primarily to lower levels of total debt outstanding in the quarter ended December 31, 2012. The components of interest expense, net are detailed below.

	Three months ended
	December 31,
	2012	2011
	(in millions)
7.375% Senior Subordinated Notes	$7.7	$7.7
8.75% Senior Unsecured Notes	4.5	5.0
Interest rate swap contracts	—	1.4
ABL Agreement borrowings	0.5	1.0
Deferred financing fees amortization	0.6	0.6
Other interest expense	0.2	—
	13.5	15.7
Interest income	—	(0.1)
	$13.5	$15.6
The components of income tax benefit in continuing operations are provided below.

	Three months ended
	December 31,
	2012	2011
	(in millions)
Benefit from pre-tax operating loss	$(2.4)	$(3.8)
Deferred tax asset valuation allowance adjustment	0.8	—
Other discrete items	—	0.6
	$(1.6)	$(3.2)
Segment Analysis
Mueller Co.
Net sales in the quarter ended December 31, 2012 increased to $151.1 million from $128.1 million in the prior year period. Net sales increased primarily due to approximately $22 million of higher shipment volumes. Domestic unit shipments increased for valves, hydrants and brass products in the quarter ended December 31, 2012 compared to the prior year period. Also, net sales of our newer technology products more than doubled in the quarter ended December 31, 2012 compared to the prior year period. Over half of the $23 million net sales increase was attributable to our metering products.
Gross profit for the quarter ended December 31, 2012 increased to $32.9 million from $28.5 million in the prior year period primarily due to higher shipment volumes. However, gross margin decreased to 21.8% for the quarter ended December 31, 2012 compared to 22.2% in the prior year period primarily due to the increased sales of our newer technology

Table of

products and services, which had lower gross margins, and an unfavorable mix of Henry Pratt valves sold in the quarter ended December 31, 2012 compared to the prior year period.
SG&A in the quarter ended December 31, 2012 increased to $24.1 million compared to $23.4 million in the prior year period was primarily due to higher shipment volumes.
Anvil
Net sales in the quarter ended December 31, 2012 increased to $94.0 million from $87.3 million in the prior year period. The increase in net sales was primarily due to approximately $5 million of higher shipment volumes primarily of Anvil's fire protection and mechanical market products. Net sales to Anvil's oil & gas market, which comprise approximately 20% of Anvil's net sales, had minimal growth in the quarter ended December 31, 2012 after exhibiting strong growth in fiscal 2012.
Gross profit in the quarter ended December 31, 2012 decreased to $24.2 million from $24.3 million in the prior year period. The increase attributable to higher net sales was more than offset by increased inventory costs reflecting higher per-unit overhead costs driven by lower production in the six months ended September 30, 2012. Gross margin declined to 25.7% in the quarter ended December 31, 2012 compared to 27.8% in the prior year period. Increased inventory costs reduced gross margin by approximately 350 basis points.
SG&A increased to $18.3 million in the quarter ended December 31, 2012 compared to $16.5 million in the prior year period. This was primarily the result of increased selling costs commensurate with increased shipment volumes.
Corporate
SG&A increased to $7.1 million in the quarter ended December 31, 2012 from $6.6 million in the prior year period primarily due to timing differences for professional fees.
Liquidity and Capital Resources
We had cash and cash equivalents of $74.5 million at December 31, 2012. We also had $122.1 million of borrowing capacity under our ABL Agreement using December 31, 2012 data.
On April 1, 2012, we sold our former U.S. Pipe segment and received proceeds of $94.0 million in cash, subject to adjustments, and the agreement by the purchaser to reimburse us for expenditures to settle certain previously-existing liabilities estimated at $10.1 million at March 31, 2012. During the quarter ended December 31, 2012, we received an additional $4.5 million in cash for certain purchase price adjustments and reduced our loss on sale of discontinued operations accordingly. Additional purchase price adjustments related to closing date balances, which would increase the purchase price by $1.0 million if resolved in our favor, remain in dispute.
On January 23, 2013, we delivered notice to redeem $22.5 million of the Senior Unsecured Notes at a redemption price of 103% plus accrued and unpaid interest. The redemption date is February 22, 2013. We expect to record a loss on early extinguishment of debt of $1.4 million.
Cash flows from operating activities from continuing operations are categorized below.

	Three months ended
	December 31,
	2012	2011
	(in millions)
Collections from customers	$274.4	$241.1
Disbursements other than interest and income taxes	(257.7)	(212.7)
Interest payments, net	(16.0)	(16.3)
Income tax payments, net	(0.1)	(0.2)
	$0.6	$11.9
Collections of receivables were higher during the three months ended December 31, 2012 compared to the prior year period primarily related to the increased net sales compared to a year ago.
Increased disbursements other than interest and income taxes during the three months ended December 31, 2012 reflect higher purchasing activity associated with higher net sales and general timing differences of disbursements related to the

Table of

purchase of material, labor and overhead. Also, we contributed $4.0 million to our pension plans in the three months ended December 31, 2011 and there were no comparable contributions during the three months ended December 31, 2012.
Capital expenditures were $6.2 million during the three months ended December 31, 2012 compared to $5.3 million in the prior year period. We estimate 2013 capital expenditures will be between $30 million and $34 million.
Our U.S. pension plan was 103% funded at January 1, 2012 (the most recent date this analysis has been performed) under the provisions of the Pension Protection Act. This reflects the revised governmental guidance of the Moving Ahead for Progress in the 21st Century Act . As a result of the MAP-21 changes, we do not expect to make any contributions to our U.S. pension plan during 2013. A significant portion of the assets invested in our defined benefit pension plans is invested in equity securities. If we lower our estimated rate of return on these assets, pension expense and our required contributions to these plans may increase.
We anticipate that our existing cash, cash equivalents and borrowing capacity combined with our expected cash flows from operating activities will be sufficient to meet our anticipated operating expenses, capital expenditures and debt service obligations as they become due through December 31, 2013. However, our ability to make these payments will depend partly upon our future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control.
ABL Agreement
On December 18, 2012, we entered into a first amendment to our ABL Agreement, dated August 26, 2010. This amendment, among other things, provides for the following:

•	a reduction of $50 million in the size of the revolving credit facility to $225 million;
•a 100 basis point per annum reduction in the interest rate margins;

•	a reduction in the commitment fee to either 0.375% per annum or 0.25% per annum, based on daily average availability during the previous calendar quarter, from 0.50% per annum;

•	the extension of the maturity date to the earlier of (1) December 18, 2017 and (2) 60 days prior to the final maturity of our 7.375% Senior Subordinated Notes;

•	additional flexibility for us to incur debt, make investments (including acquisitions), dispose of assets and make restricted payments (whether as dividends or junior debt repayments); and
•a reduction in the springing consolidated fixed charge coverage ratio to 1.0:1.0 from 1.1:1.0.
At December 31, 2012, the ABL Agreement consisted of a revolving credit facility for up to $225 million of revolving credit borrowings, swing line loans and letters of credit. The ABL Agreement also permits us to increase the size of the credit facility by an additional $150 million in certain circumstances subject to adequate borrowing base availability. We may borrow up to $25 million through swing line loans and may have up to $60 million of letters of credit outstanding.
Borrowings under the ABL Agreement bear interest at a floating rate equal to LIBOR plus a margin ranging from 175 to 225 basis points, or a base rate, as defined in the ABL Agreement, plus a margin ranging from 75 to 125 basis points. At December 31, 2012, the applicable LIBOR-based margin was 200 basis points.
Our obligations are secured by a first-priority perfected lien on all of our U.S. receivables and inventory, certain cash and other supporting obligations. Borrowings are not subject to any financial maintenance covenants unless excess availability is less than the greater of $22.5 million and 10% of the aggregate commitments under the ABL Agreement. As measured using December 31, 2012 data, excess availability as reduced by outstanding letters of credit and accrued fees and expenses of $34.6 million was $122.1 million.
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

Table of

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
8.75% Senior Unsecured Notes
We owed $202.5 million aggregate principal amount of 8.75% Senior Unsecured Notes at December 31, 2012. Interest on the Senior Unsecured Notes is paid semi-annually and the principal is due September 2020. On January 23, 2013, we delivered notice to redeem $22.5 million aggregate principal amount at a redemption price of 103% plus accrued and unpaid interest on February 22, 2013. We may redeem up to $33.8 million aggregate principal amount of the Senior Unsecured Notes at a redemption price of 108.75%, plus accrued and unpaid interest, with the net cash proceeds from certain equity offerings prior to September 2013. After August 2015, the Senior Unsecured Notes may be redeemed at specified redemption prices plus accrued and unpaid interest. Upon a “Change of Control” (as defined in the indenture securing the Senior Unsecured Notes), we are required to offer to purchase the outstanding Senior Unsecured Notes at a purchase price of 101%, plus accrued and unpaid interest. The Senior Unsecured Notes are secured by the guarantees of essentially all of our U.S. subsidiaries, but are subordinate to borrowings under the ABL Agreement.
7.375% Senior Subordinated Notes
We owed $420 million of principal of 7.375% Senior Subordinated Notes at December 31, 2012. Interest on the Senior Subordinated Notes is payable semi-annually and the principal is due June 2017. We may redeem any portion of the Senior Subordinated Notes at specified redemption prices plus accrued and unpaid interest, subject to limitations under our ABL agreement and the indenture related to our Senior Unsecured Notes. Upon a “Change of Control” (as defined in the indenture securing the Senior Subordinated Notes), we are required to offer to purchase the outstanding Senior Subordinated Notes at 101%, plus accrued and unpaid interest. The Senior Subordinated Notes are secured by the guarantees of essentially all of our U.S. subsidiaries, but are subordinate to the borrowings under the ABL Agreement and the Senior Unsecured Notes.
Our corporate credit rating and the credit rating for our debt are presented below.

	Moody’s		Standard & Poor's
	December 31,	September 30,	December 31,	September 30,
	2012	2012	2012	2012

Corporate credit rating	B3	B3	B	B
ABL Agreement	Not rated	Not rated	Not rated	Not rated
8.75% Senior Unsecured Notes	B2	B2	B+	B+
7.375% Senior Subordinated Notes	Caa2	Caa2	CCC+	CCC+
Outlook	Positive	Positive	Positive	Stable
Off-Balance Sheet Arrangements
We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which could have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not have any undisclosed borrowings or debt, any derivative contracts or synthetic leases. Therefore, we are not exposed to any financing, liquidity, market or credit risk that could have arisen if we had engaged in such relationships.
We use letters of credit and surety bonds in the ordinary course of business to ensure the performance of contractual obligations. At December 31, 2012, we had $34.4 million of letters of credit and $50.5 million of surety bonds outstanding.
Seasonality
Our business is dependent upon the construction industry, which is seasonal due to the impact of cold weather conditions. Net sales and operating income have historically been lowest in the quarterly periods ending December 31 and March 31 when the northern United States and all of Canada generally face weather conditions that restrict significant construction activity.

Table of

Item 4.	CONTROLS AND PROCEDURES
During the quarter ended December 31, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our Chief Executive Officer and our Chief Financial Officer have concluded, based on an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) by our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, that such disclosure controls and procedures were effective as of the end of the period covered by this report.
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

Table of

PART II OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
Refer to the information provided in Note 10 to the notes to the condensed consolidated financial statements presented in Item 1 of Part I of this report.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the quarter ended December 31, 2012, we repurchased shares of our common stock as follows.

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publically announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
October 1-31, 2012	5,328	$4.75	—	—
November 1-30, 2012	176,960	5.51	—	—
December 1-31, 2012	55,866	5.58	—	—
Total	238,154	$5.51	—	—
(1)  The total number of shares purchased consists of shares surrendered to us to pay the tax withholding obligations of participants in connection with the lapsing of restrictions on restricted stock units.

Item 6.	EXHIBITS

Exhibit No.	Document
10.21.1	First Amendment to Credit Agreement dated December 18, 2012. Incorporated by reference to Exhibit 10.21.1 to Mueller Water Products Inc. Form 8-K (File no. 001-32892) filed on December 19, 2012.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language), (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Other Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements.

* Filed with this quarterly report
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MUELLER WATER PRODUCTS, INC.
Date:	February 11, 2013	By:	/s/ Evan L. Hart
Evan L. Hart
Chief Financial Officer