Form 10-Q
period 2013-03-31
Mueller Water Products, Inc.
filed 2013-05-08
CIK 1350593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
☐                       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
There were 157,874,845 shares of common stock of the registrant outstanding at April 30, 2013.

PART I FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	September 30,
	2013	2012
	(in millions)
Assets:
Cash and cash equivalents	$37.9	$83.0
Receivables, net	176.5	166.1
Inventories	200.2	183.2
Deferred income taxes	34.9	19.6
Other current assets	46.9	38.0
Total current assets	496.4	489.9
Property, plant and equipment, net	143.8	144.7
Identifiable intangible assets	559.7	573.7
Other noncurrent assets	18.9	32.6
Total assets	$1,218.8	$1,240.9

Liabilities and stockholders’ equity:
Current portion of long-term debt	$1.3	$1.1
Accounts payable	79.2	84.5
Other current liabilities	67.5	82.8
Total current liabilities	148.0	168.4
Long-term debt	599.6	621.7
Deferred income taxes	142.8	132.8
Other noncurrent liabilities	82.2	86.8
Total liabilities	972.6	1,009.7

Commitments and contingencies (Note 11)

Common stock: 600,000,000 shares authorized; 157,810,884 and 156,840,648 shares outstanding at March 31, 2013 and September 30, 2012, respectively	1.6	1.6
Additional paid-in capital	1,585.3	1,587.3
Accumulated deficit	(1,256.8)	(1,270.0)
Accumulated other comprehensive loss	(83.9)	(87.7)
Total stockholders’ equity	246.2	231.2
Total liabilities and stockholders’ equity	$1,218.8	$1,240.9

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended		Six months ended
	March 31,		March 31,
	2013	2012	2013	2012
	(in millions, except per share amounts)
Net sales	$283.1	$251.5	$528.2	$466.9
Cost of sales	205.8	189.4	393.8	352.0
Gross profit	77.3	62.1	134.4	114.9
Operating expenses:
Selling, general and administrative	52.6	50.6	102.1	97.1
Restructuring	0.4	0.9	1.1	1.3
Total operating expenses	53.0	51.5	103.2	98.4
Operating income	24.3	10.6	31.2	16.5
Interest expense, net	12.8	15.6	26.3	31.2
Loss on early extinguishment of debt	1.4	—	1.4	—
Income (loss) before income taxes	10.1	(5.0)	3.5	(14.7)
Income tax expense	2.5	3.9	0.9	0.7
Income (loss) from continuing operations	7.6	(8.9)	2.6	(15.4)
Income (loss) from discontinued operations, net of tax	(1.4)	(100.9)	10.6	(106.3)
Net income (loss)	$6.2	$(109.8)	$13.2	$(121.7)

Net income (loss) per basic share:
Continuing operations	$0.05	$(0.06)	$0.01	$(0.10)
Discontinued operations	(0.01)	(0.64)	0.07	(0.68)
Net income (loss)	$0.04	$(0.70)	$0.08	$(0.78)

Net income (loss) per diluted share:
Continuing operations	$0.05	$(0.06)	$0.01	$(0.10)
Discontinued operations	(0.01)	(0.64)	0.07	(0.68)
Net income (loss)	$0.04	$(0.70)	$0.08	$(0.78)

Weighted average shares outstanding:
Basic	157.7	156.5	157.4	156.2
Diluted	160.0	156.5	159.6	156.2

Dividends declared per share	$0.0175	$0.0175	$0.0350	$0.0350

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three months ended		Six months ended
	March 31,		March 31,
	2013	2012	2013	2012
	(in millions)
Net income (loss)	$6.2	$(109.8)	$13.2	$(121.7)
Other comprehensive income:
Natural gas hedges	—	—	—	(0.3)
Income tax effects	—	—	—	0.1
Interest rate swap contracts	—	1.6	—	3.0
Income tax effects	—	(0.7)	—	(1.2)
Foreign currency translation	(1.1)	1.4	(1.8)	2.0
Minimum pension liability	2.3	0.6	(1.1)	1.3
Income tax effects	(0.1)	(0.2)	6.7	(0.4)
	1.1	2.7	3.8	4.5
Comprehensive income (loss)	$7.3	$(107.1)	$17.0	$(117.2)

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
SIX MONTHS ENDED MARCH 31, 2013
(UNAUDITED)

	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
	(in millions)
Balance at September 30, 2012	$1.6	$1,587.3	$(1,270.0)	$(87.7)	$231.2
Net income	—	—	13.2	—	13.2
Dividends declared	—	(5.5)	—	—	(5.5)
Stock-based compensation	—	3.9	—	—	3.9
Shares retained for employee taxes	—	(1.5)	—	—	(1.5)
Stock issued under stock compensation plans	—	1.1	—	—	1.1
Foreign currency translation	—	—	—	(1.8)	(1.8)
Minimum pension liability	—	—	—	5.6	5.6
Balance at March 31, 2013	$1.6	$1,585.3	$(1,256.8)	$(83.9)	$246.2

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended
	March 31,
	2013	2012
	(in millions)
Operating activities:
Net income (loss)	$13.2	$(121.7)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Income) loss from discontinued operations	(10.6)	106.3
Income (loss) from continuing operations	2.6	(15.4)

Depreciation	15.0	15.5
Amortization	14.8	14.7
Loss on early extinguishment of debt	1.4	—
Stock-based compensation	3.9	2.6
Deferred income taxes	1.3	11.4
Retirement plans	2.1	1.8
Interest rate swap contracts	—	3.0
Other, net	1.3	1.5
Changes in assets and liabilities, net of acquisitions:
Receivables	(10.8)	(3.3)
Inventories	(17.5)	(14.5)
Other assets	0.8	1.7
Liabilities	(18.5)	1.5
Net cash provided by (used in) operating activities from continuing operations	(3.6)	20.5
Investing activities:
Capital expenditures	(14.3)	(12.1)
Acquisitions, net of cash acquired	(0.8)	0.5
Proceeds from sales of assets	0.1	3.1
Net cash used in investing activities from continuing operations	(15.0)	(8.5)
Financing activities:
Debt borrowings	—	14.0
Early repayment of long-term debt	(23.2)	—
Dividends paid	(5.5)	(5.5)
Common stock issued	1.1	0.4
Shares retained for employee taxes	(1.5)	(0.3)
Payment of deferred financing fees	(0.7)	—
Other	2.0	(0.4)
Net cash provided by (used in) financing activities from continuing operations	(27.8)	8.2
Net cash flows from discontinued operations:
Operating activities	(2.2)	(44.8)
Investing activities	4.5	(3.1)
Net cash provided by (used in) discontinued operations	2.3	(47.9)
Effect of currency exchange rate changes on cash	(1.0)	1.0
Net change in cash and cash equivalents	(45.1)	(26.7)
Cash and cash equivalents at beginning of period	83.0	61.0
Cash and cash equivalents at end of period	$37.9	$34.3

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization
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
On April 1, 2012, we sold the businesses comprising our former U.S. Pipe segment to USP Holdings Inc., an affiliate of Wynnchurch Capital, Ltd. U.S. Pipe's results of operations have been reclassified as discontinued operations, and its assets and liabilities reclassified as held for sale, for all prior periods.
Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which require us to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses and the disclosure of contingent assets and liabilities for the reporting periods. Actual results could differ from those estimates. All significant intercompany balances and transactions have been eliminated. In our opinion, all normal and recurring adjustments that we consider necessary for a fair financial statement presentation have been made. Certain reclassifications may have been made to previously reported amounts to conform to the current presentation. The condensed consolidated balance sheet data at September 30, 2012 was derived from audited financial statements, but does not include all disclosures required by GAAP.
Unless the context indicates otherwise, whenever we refer to a particular year, we mean the fiscal year ended or ending September 30 in that particular calendar year.

Note 2.	Discontinued Operations
On April 1, 2012, we sold our former U.S. Pipe segment and received proceeds of $94.0 million in cash, subject to adjustments, and the agreement by the purchaser to reimburse us for expenditures to settle certain previously-existing liabilities estimated at $10.1 million at March 31, 2012. During the first quarter of 2013, we received $4.5 million in cash for certain purchase price adjustments and reduced our loss on sale of discontinued operations accordingly.
The table below represents a summary of the operating results for the U.S. Pipe discontinued operations.

	Three months ended		Six months ended
	March 31,		March 31,
	2013	2012	2013	2012
	(in millions)
Net sales	$—	$100.9	$—	$197.0
Cost of sales	—	100.8	—	197.9
Gross profit (loss)	—	0.1	—	(0.9)
Operating expenses (benefits)	1.6	2.9	(5.6)	10.7
Operating income (loss)	(1.6)	(2.8)	5.6	(11.6)
Interest expense	—	0.2	—	0.3
Loss on sale of discontinued operations	(0.2)	116.5	(5.0)	116.5
Income tax benefit	—	(18.6)	—	(22.1)
Income (loss) from discontinued operations, net of tax	$(1.4)	$(100.9)	$10.6	$(106.3)

Note 3.	Income Taxes
After including the tax effect of the loss on the sale of U.S. Pipe, our U.S. deferred tax liabilities are insufficient to fully support our U.S. deferred tax assets, which include net operating loss carryforwards.  Accordingly, we initially recorded income tax expense to establish valuation allowances related to our overall deferred tax assets during the quarter ended March 31, 2012.
We reevaluate the need for a valuation allowance against the U.S. deferred tax assets each quarter, considering results to date, projections of taxable income, tax planning strategies and reversing taxable temporary differences. During the six months ended March 31, 2013, we decreased our U.S. deferred tax valuation allowance by $11.1 million, including $6.3 million included in other comprehensive income and $4.3 million in discontinued operations. Notwithstanding the valuation allowance, our net operating loss carryforwards remain available to offset future taxable earnings.
The components of income tax expense on continuing operations are provided below.

	Three months ended		Six months ended
	March 31,		March 31,
	2013	2012	2013	2012
	(in millions)
Expense (benefit) from pre-tax operating income (loss)	$3.9	$(2.0)	$1.5	$(6.2)
Deferred tax asset valuation allowance adjustment	(1.3)	5.9	(0.5)	5.9
Other discrete items	(0.1)	—	(0.1)	1.0
	$2.5	$3.9	$0.9	$0.7
We did not allocate any income tax expense to discontinued operations in the three or six months ended March 31, 2013. We allocated $18.6 million and $22.1 million of income tax benefit to discontinued operations in the three and six months ended March 31, 2012, respectively. The allocation consisted of benefits from operations of $47.1 million and $50.6 million offset by valuation-allowance related expenses of $28.5 million and $28.5 million for the three and six months ended March 31, 2012, respectively.
At March 31, 2013 and September 30, 2012, the gross liabilities for unrecognized income tax benefits were $4.3 million and $4.3 million, respectively.
We recognize interest related to uncertain income tax positions as interest expense and would recognize any penalties that may be incurred as selling, general and administrative expense. At March 31, 2013 and September 30, 2012, we had $0.9 million and $0.9 million, respectively, of accrued interest expense related to uncertain tax positions.
Generally, our state income tax returns are closed for years prior to 2006, except to the extent of our state net operating loss carryforwards, and our Canadian income tax returns are closed for years prior to 2005. During 2012, we concluded an audit by the Internal Revenue Service (the “IRS”) for the years 2007 through 2010 with no adverse changes. We are also under audit by several states at various levels of completion. We do not have any material unpaid assessments.

Note 4.	Borrowing Arrangements
The components of long-term debt are presented below.

	March 31,	September 30,
	2013	2012
	(in millions)
ABL Agreement	$—	$—
8.75% Senior Unsecured Notes	177.8	199.9
7.375% Senior Subordinated Notes	420.0	420.0
Other	3.1	2.9
	600.9	622.8
Less current portion	(1.3)	(1.1)
	$599.6	$621.7
ABL Agreement. At March 31, 2013, our asset based lending agreement (the “ABL Agreement”) consisted of a revolving credit facility for up to $225 million of revolving credit borrowings, swing line loans and letters of credit. The ABL Agreement also permits us to increase the size of the credit facility by an additional $150 million in certain circumstances subject to adequate borrowing base availability. We may borrow up to $25 million through swing line loans and may have up to $60 million of letters of credit outstanding.
Borrowings under the ABL Agreement bear interest at a floating rate equal to LIBOR plus a margin ranging from 175 to 225 basis points, or a base rate, as defined in the ABL Agreement, plus a margin ranging from 75 to 125 basis points. At March 31, 2013, the applicable LIBOR-based margin was 200 basis points.
The ABL Agreement terminates on the earlier of (1) December 18, 2017 and (2) 60 days prior to the final maturity of our 7.375% Senior Subordinated Notes. We pay a commitment fee for any unused borrowing capacity under the ABL Agreement of either 0.375% per annum or 0.25% per annum, based on daily average availability during the previous calendar quarter. Our obligations under the ABL Agreement are secured by a first-priority perfected lien on all of our U.S. receivables and inventory, certain cash and other supporting obligations. Borrowings are not subject to any financial maintenance covenants unless excess availability is less than the greater of $22.5 million and 10% of the aggregate commitments under the ABL Agreement. Excess availability based on March 31, 2013 data, as reduced by outstanding letters of credit and accrued fees and expenses of $37.3 million, was $156.3 million.
8.75% Senior Unsecured Notes. The 8.75% Senior Unsecured Notes (the “Senior Unsecured Notes”) mature in September 2020 and bear interest at 8.75%, paid semi-annually. Based on quoted market prices, the outstanding Senior Unsecured Notes had a fair value of $205.7 million at March 31, 2013.
During the quarter ended March 31, 2013, we redeemed $22.5 million aggregate principal amount of the Senior Unsecured Notes at a redemption price of 103%, plus accrued and unpaid interest and recorded a loss on early extinguishment of debt of $1.4 million. We may also redeem up to $33.8 million of the Senior Unsecured Notes at a redemption price of 108.75%, plus accrued and unpaid interest, with the net cash proceeds from certain equity offerings prior to September 2013. After August 2015, we may redeem the Senior Unsecured Notes at specified redemption prices, plus accrued and unpaid interest. Upon a Change of Control (as defined in the indenture securing the Senior Unsecured Notes), we are required to offer to purchase the outstanding Senior Unsecured Notes at a purchase price of 101%, plus accrued and unpaid interest. The Senior Unsecured Notes are subordinate to borrowings under the ABL Agreement.
The indenture securing the Senior Unsecured Notes contains customary covenants and events of default, including covenants that limit our ability to incur debt, pay dividends and make investments. Substantially all of our U.S. subsidiaries guarantee the Senior Unsecured Notes. We believe we were compliant with these covenants at March 31, 2013 and expect to remain in compliance through March 31, 2014.

7.375% Senior Subordinated Notes. The 7.375% Senior Subordinated Notes (the “Senior Subordinated Notes”) mature in June 2017 and bear interest at 7.375%, paid semi-annually. Based on quoted market prices, the outstanding Senior Subordinated Notes had a fair value of $432.1 million at March 31, 2013.
We may redeem any portion of the Senior Subordinated Notes at specified redemption prices plus accrued and unpaid interest, subject to restrictions in the indenture securing the Senior Unsecured Notes. Upon a Change of Control (as defined in the indenture securing the Senior Subordinated Notes), we are required to offer to purchase the outstanding Senior Subordinated Notes at a purchase price of 101%, plus accrued and unpaid interest. The Senior Subordinated Notes are subordinate to borrowings under the ABL Agreement and the Senior Unsecured Notes.
The indenture securing the Senior Subordinated Notes contains customary covenants and events of default, including covenants that limit our ability to incur debt, pay dividends and make investments. Substantially all of our U.S. subsidiaries guarantee the Senior Subordinated Notes. We believe we were compliant with these covenants at March 31, 2013 and expect to remain in compliance through March 31, 2014.

Note 5.	Derivative Financial Instruments
Our ongoing business operations expose us to commodity price risk and interest rate risk, which we have previously managed to some extent using derivative instruments. We have used natural gas swap contracts to manage the price risk associated with purchases of natural gas used in certain of our manufacturing processes and interest rate swap contracts to manage interest rate risk associated with our variable-rate borrowings. During 2010, we terminated all of our remaining interest rate swap contracts and we have not initiated any new interest rate swap contracts. During 2012, we terminated our remaining natural gas swap contract.
We had designated our natural gas swap contracts and interest rate swap contracts as cash flow hedges of our purchases of natural gas and our interest payments, respectively. As a result, to the extent the hedges were effective, the changes in the fair value of these contracts prior to settlement were reported as a component of other comprehensive income (loss) and reclassified into earnings in the periods during which the hedged transactions affected earnings. Gains and losses on those contracts representing hedge ineffectiveness and hedge components excluded from the assessment of effectiveness were recognized in earnings as they occurred.
Our derivative contracts were recorded at fair value using publicly observable data such as market natural gas prices and market interest rates. We did not have any derivative contracts outstanding at March 31, 2013 or September 30, 2012.
In the three and six months ended March 31, 2012, we reclassified $1.6 million and $3.0 million, respectively, related to previously terminated interest rate swap contracts to interest expense from accumulated other comprehensive loss.

Note 6.	Retirement Plans
The components of net periodic benefit cost allocated to continuing operations for defined benefit pension plans are as follows.

	Three months ended		Six months ended
	March 31,		March 31,
	2013	2012	2013	2012
	(in millions)
Service cost	$0.5	$0.3	$1.0	$0.6
Interest cost	1.6	2.6	3.2	5.2
Expected return on plan assets	(2.2)	(2.9)	(4.3)	(5.8)
Amortization of prior service cost	—	0.1	—	0.2
Amortization of actuarial net loss	0.8	0.8	1.5	1.6
Net periodic benefit cost	$0.7	$0.9	$1.4	$1.8
The amortization of unrecognized prior service cost and of actuarial losses, net of tax, are recorded as components of other comprehensive income (loss).

Our U.S. pension plan was 103% funded at January 1, 2012 under the provisions of the Pension Protection Act. This reflects the revised governmental guidance of Moving Ahead for Progress in the 21st Century. As a result of this revised guidance, we do not expect to make any contributions to our U.S. pension plan during 2013. For financial reporting purposes, our pension plan obligations were 86% funded at September 30, 2012.
On April 1, 2012, we changed certain provisions of our pension and postretirement benefit plans affecting U.S. Pipe participants in these plans. These changes vested all accumulated pension benefits and then froze the plan such that no additional pension benefits would accumulate. Postretirement medical benefits substantially ceased on December 31, 2012. During the six months ended March 31, 2013 we recorded a benefit of $7.4 million, which is included in income from discontinued operations, related to this cessation of benefits.
The assets of the defined benefit pension plans at March 31, 2013 and September 30, 2012, by level within the fair value hierarchy, are presented below.

	March 31, 2013
	Level 1	Level 2	Level 3	Total
	(in millions)
Equity funds:
Large Cap Growth funds	$—	$17.2	$—	$17.2
Large Cap Value funds	—	64.8	—	64.8
S&P Midcap Index funds	—	—	—	—
Smallcap Index funds	—	32.9	—	32.9
Mutual funds	125.5	—	—	125.5
	125.5	114.9	—	240.4
Bond funds	—	151.2	—	151.2
Cash	0.2	1.3	—	1.5
Other	—	—	1.5	1.5
	$125.7	$267.4	$1.5	$394.6

	September 30, 2012
	Level 1	Level 2	Level 3	Total
	(in millions)
Equity funds:
International funds	$—	$10.6	$—	$10.6
Large Cap Growth funds	—	15.6	—	15.6
Large Cap Value funds	—	30.4	—	30.4
S&P Midcap Index funds	—	5.2	—	5.2
Smallcap Index funds	—	31.1	—	31.1
Mutual funds	134.4	—	—	134.4
	134.4	92.9	—	227.3
Bond funds	—	151.3	—	151.3
Cash	0.2	6.8	—	7.0
Other	—	—	1.5	1.5
	$134.6	$251.0	$1.5	$387.1

Note 7.	Stock-based Compensation Plans
During the quarter ended December 31, 2012, we granted cash-settled and stock-settled performance shares under our Amended and Restated 2006 Mueller Water Products, Inc. Stock Incentive Plan (the “2006 Stock Plan”). The performance shares are part of multi-year award cycles consisting of annual performance periods coinciding with our fiscal years, with performance goals established within 90 days of the beginning of each performance period by the Compensation and Human Resources Committee of our board of directors. Performance shares do not convey voting rights or earn dividends. Performance shares vest on the last day of the award cycle, unless vested sooner due to change in control, death, disability or retirement after accumulation of the required number of points, which are a function of age and years of service, provided that the participant continues to be employed by us through that date. We will distribute the related cash and common stock within 90 days of the end of the award cycle.
A cash-settled performance share entitles the recipient to a cash payment determined at the end of each of two annual performance periods. The amount of cash to be distributed equals the product of the number of performance shares granted multiplied by a performance factor ranging from 0.0 to 2.0 and by the closing price of our common stock on the last day of the award cycle. Compensation expense for cash-settled performance shares is charged against income over the applicable performance period based on the estimated performance factor and the closing price per share of our common stock at each balance sheet date. Outstanding cash-settled performance shares had a fair value of $5.93 per share and a total fair value of $2.2 million at March 31, 2013.
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
In 2012, we adopted the Mueller Water Products, Inc. Phantom Plan (the “Phantom Plan”). Phantom Plan awards entitle a recipient to a per-award cash payment equal to the closing price per share of our common stock on the vesting date. Awards generally vest in thirds on successive anniversaries of the grant date. Compensation expense for Phantom Plan awards is charged against income over the vesting period, based on the closing stock price at each balance sheet date until vested. Outstanding Phantom Plan awards had a fair value of $5.93 per award and a total fair value of $3.6 million at March 31, 2013.
We granted stock-based compensation awards under the 2006 Stock Plan, Mueller Water Products, Inc. 2006 Employee Stock Purchase Plan and Phantom Plan during the six months ended March 31, 2013 as follows.

	Number granted	Weighted average grant date fair value per instrument	Total grant date fair value (in millions)
Quarter ended December 31, 2012:
Restricted stock units	406,658	$5.22	$2.1
Employee stock purchase plan instruments	87,390	1.28	0.1
Phantom Plan awards	382,605	5.22	2.0
Cash-settled performance shares	243,992	5.22	1.3
Stock-settled performance shares	406,658	5.22	2.1
Quarter ended March 31, 2013:
Restricted stock units	102,680	5.97	0.6
Non-qualified stock options	125,780	3.23	0.4
Employee stock purchase plan instruments	69,221	1.38	0.1
			$8.7

We recorded stock-based compensation expense in continuing operations of $3.3 million and $1.5 million during the three months ended March 31, 2013 and 2012, respectively, and $5.6 million and $2.9 million during the six months ended March 31, 2013 and 2012, respectively. At March 31, 2013, there was approximately $6.4 million of unrecognized compensation expense related to stock-based awards.
Because the effect of including normally dilutive securities in the earnings per share calculation is antidilutive in loss periods, we exclude all stock-based compensation instruments from the calculations of diluted earnings per share in such periods. We excluded 1.6 million and 1.5 million of antidilutive instruments from the calculation of diluted earnings per share for the three and six months ended March 31, 2013, respectively.

Note 8.	Supplemental Balance Sheet Information
Selected supplemental balance sheet information is presented below.

	March 31,	September 30,
	2013	2012
	(in millions)
Inventories:
Purchased components and raw materials	$75.5	$69.7
Work in process	30.6	27.5
Finished goods	94.1	86.0
	$200.2	$183.2
Other current assets:
Maintenance and repair tooling	$22.9	$22.9
Income taxes	15.3	3.9
Workers compensation and other reimbursements	3.5	4.3
Other	5.2	6.9
	$46.9	$38.0
Property, plant and equipment, net:
Land	$10.6	$10.6
Buildings	74.9	73.0
Machinery and equipment	301.0	292.4
Construction in progress	17.8	15.3
	404.3	391.3
Accumulated depreciation and amortization	(260.5)	(246.6)
	$143.8	$144.7
Other current liabilities:
Compensation and benefits	$28.9	$41.0
Customer rebates	10.0	13.7
Interest	12.0	12.2
Taxes other than income taxes	5.9	5.6
Warranty	2.2	1.6
Income taxes	0.9	0.9
Restructuring	—	0.6
Environmental	0.2	0.2
Other	7.4	7.0
	$67.5	$82.8

Note 9.	Segment Information
Summarized financial information for our segments is presented below.

	Three months ended		Six months ended
	March 31,		March 31,
	2013	2012	2013	2012
	(in millions)
Net sales, excluding intersegment sales:
Mueller Co.	$188.1	$154.5	$339.2	$282.6
Anvil	95.0	97.0	189.0	184.3
	$283.1	$251.5	$528.2	$466.9
Intersegment sales:
Mueller Co.	$1.8	$2.1	$3.2	$3.8
Anvil	0.1	—	0.1	—
	$1.9	$2.1	$3.3	$3.8
Operating income (loss):
Mueller Co.	$23.2	$8.2	$31.3	$12.9
Anvil	9.1	9.9	15.0	17.6
Corporate	(8.0)	(7.5)	(15.1)	(14.0)
	$24.3	$10.6	$31.2	$16.5
Depreciation and amortization:
Mueller Co.	$11.4	$11.6	$22.6	$22.8
Anvil	3.5	3.5	7.0	7.1
Corporate	0.1	0.1	0.2	0.3
	$15.0	$15.2	$29.8	$30.2
Restructuring:
Mueller Co.	$0.3	$0.8	$1.0	$1.2
Anvil	0.1	0.1	0.1	0.2
Corporate	—	—	—	(0.1)
	$0.4	$0.9	$1.1	$1.3
Capital expenditures:
Mueller Co.	$4.9	$3.8	$8.3	$7.2
Anvil	3.2	3.0	6.0	4.9
Corporate	—	—	—	—
	$8.1	$6.8	$14.3	$12.1

Note 10.	Changes in Accumulated Other Comprehensive Loss by Component
The components of the changes in accumulated other comprehensive loss are presented below.

	Foreign currency translation	Minimum pension liability, net of tax	Total
		(in millions)
Balance at September 30, 2012	$9.2	$(96.9)	$(87.7)
Current period other comprehensive income (loss)	(1.8)	5.6	3.8
Balance at March 31, 2013	$7.4	$(91.3)	$(83.9)

Note 11.	Commitments and Contingencies
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

In addition, the IRS previously issued a Notice of Proposed Deficiency assessing additional tax of $82.2 million for the fiscal years ended May 31, 2000 through December 31, 2005. Walter Energy filed a formal protest with the IRS, but had not reached a final resolution with the Appeals Division at March 31, 2013. The unresolved issues relate primarily to Walter Energy's method of recognizing revenue on the sale of homes and related interest on the installment notes receivable. The items at issue relate primarily to the timing of revenue recognition and consequently, should the IRS prevail on its positions, Walter Energy's financial exposure should be limited to interest and penalties. As a matter of law, we are jointly and severally liable for any final tax determination for any year in which any of our subsidiaries were members of the Walter Energy consolidated group, which means that we would be liable in the event Walter Energy is unable to pay any amounts owed. Walter Energy has disclosed that it believes its filing positions have substantial merit and that it intends to defend vigorously any claims asserted.
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
In accordance with the income tax allocation agreement, Walter Energy used certain tax assets of one of our predecessors in its calendar 2006 tax return for which payment to us is required. The income tax allocation agreement only requires Walter Energy to make the payment upon realization of the tax benefit by receiving a refund or otherwise offsetting taxes due. Walter Energy currently owes us $11.6 million, which includes recent tax audit and amended tax return adjustments, that is payable pending completion of an IRS audit of Walter Energy's 2006 tax year and the related refund of tax from that year. This receivable is included in other current assets at March 31, 2013.
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

Note 12.	Subsequent Events
On April 23, 2013, our board of directors declared a dividend of $0.0175 per share on our common stock, payable on or about May 20, 2013, to stockholders of record at the close of business on May 10, 2013.
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

State of incorporation or organization
Anvil International, LLC	Delaware
AnvilStar, LLC	Delaware
Echologics, LLC	Delaware
Henry Pratt Company, LLC	Delaware
Henry Pratt International, LLC	Delaware
Hunt Industries, LLC	Delaware
Hydro Gate, LLC	Delaware
J.B. Smith Mfg. Co., LLC	Delaware
James Jones Company, LLC	Delaware
Milliken Valve, LLC	Delaware
Mueller Co. LLC	Delaware
Mueller Financial Services, LLC	Delaware
Mueller Group, LLC	Delaware
Mueller Group Co-Issuer, Inc.	Delaware
Mueller International, L.L.C.	Delaware
Mueller Property Holdings, LLC	Delaware
Mueller Co. International Holdings, LLC	Delaware
Mueller Service California, Inc.	Delaware
Mueller Service Co., LLC	Delaware
Mueller Systems, LLC	Delaware
OSP, LLC	Delaware
U.S. Pipe Valve & Hydrant, LLC	Delaware

Mueller Water Products, Inc. and Subsidiaries
Condensed Consolidating Balance Sheet
March 31, 2013

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
			(in millions)
Assets:
Cash and cash equivalents	$13.4	$(6.5)	$31.0	$—	$37.9
Receivables, net	0.4	160.5	15.6	—	176.5
Inventories	—	183.8	16.4	—	200.2
Deferred income taxes	34.5	—	0.4	—	34.9
Other current assets	18.5	25.9	2.5	—	46.9
Total current assets	66.8	363.7	65.9	—	496.4
Property, plant and equipment, net	1.6	134.0	8.2	—	143.8
Identifiable intangible assets	—	558.1	1.6	—	559.7
Other noncurrent assets	17.0	0.5	1.4	—	18.9
Investment in subsidiaries	71.8	37.3	—	(109.1)	—
Total assets	$157.2	$1,093.6	$77.1	$(109.1)	$1,218.8
Liabilities and stockholders' equity:
Current portion of long-term debt	$—	$1.3	$—	$—	$1.3
Accounts payable	7.7	65.7	5.8	—	79.2
Other current liabilities	25.0	38.8	3.7	—	67.5
Total current liabilities	32.7	105.8	9.5	—	148.0
Long-term debt	597.8	1.8	—	—	599.6
Deferred income taxes	142.5	—	0.3	—	142.8
Other noncurrent liabilities	71.9	8.3	2.0	—	82.2
Intercompany accounts	(933.9)	905.9	28.0	—	—
Total liabilities	(89.0)	1,021.8	39.8	—	972.6
Stockholders' equity	246.2	71.8	37.3	(109.1)	246.2
Total liabilities and stockholders' equity	$157.2	$1,093.6	$77.1	$(109.1)	$1,218.8

Mueller Water Products, Inc. and Subsidiaries
Condensed Consolidating Balance Sheet
September 30, 2012

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
			(in millions)
Assets:
Cash and cash equivalents	$53.3	$(3.7)	$33.4	$—	$83.0
Receivables, net	—	146.9	19.2	—	166.1
Inventories	—	169.3	13.9	—	183.2
Deferred income taxes	18.5	—	1.1	—	19.6
Other current assets	10.5	26.3	1.2	—	38.0
Total current assets	82.3	338.8	68.8	—	489.9
Property, plant and equipment, net	1.8	134.2	8.7	—	144.7
Identifiable intangible assets	—	572.2	1.5	—	573.7
Other noncurrent assets	30.5	0.7	1.4	—	32.6
Investment in subsidiaries	27.2	37.9	—	(65.1)	—
Total assets	$141.8	$1,083.8	$80.4	$(65.1)	$1,240.9
Liabilities and stockholders' equity:
Current portion of long-term debt	$—	$1.1	$—	$—	$1.1
Accounts payable	8.3	68.7	7.5	—	84.5
Other current liabilities	29.9	49.0	3.9	—	82.8
Total current liabilities	38.2	118.8	11.4	—	168.4
Long-term debt	619.9	1.8	—	—	621.7
Deferred income taxes	132.0	—	0.8	—	132.8
Other noncurrent liabilities	77.2	7.6	2.0	—	86.8
Intercompany accounts	(956.7)	928.4	28.3	—	—
Total liabilities	(89.4)	1,056.6	42.5	—	1,009.7
Stockholders' equity	231.2	27.2	37.9	(65.1)	231.2
Total liabilities and stockholders' equity	$141.8	$1,083.8	$80.4	$(65.1)	$1,240.9

Mueller Water Products, Inc. and Subsidiaries
Condensed Consolidating Statement of Operations
Three months ended March 31, 2013

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
			(in millions)
Net sales	$—	$258.0	$25.1	$—	$283.1
Cost of sales	—	185.6	20.2	—	205.8
Gross profit	—	72.4	4.9	—	77.3
Operating expenses:
Selling, general and administrative	8.0	41.6	3.0	—	52.6
Restructuring	—	0.4	—	—	0.4
Total operating expenses	8.0	42.0	3.0	—	53.0
Operating income (loss)	(8.0)	30.4	1.9	—	24.3
Interest expense, net	12.9	—	(0.1)	—	12.8
Loss on early extinguishment of debt	1.4	—	—	—	1.4
Income (loss) before income taxes	(22.3)	30.4	2.0	—	10.1
Income tax expense (benefit)	(5.4)	7.7	0.2	—	2.5
Equity in income of subsidiaries	24.5	1.8	—	(26.3)	—
Income from continuing operations	7.6	24.5	1.8	(26.3)	7.6
Loss from discontinued operations, net of tax	(1.4)	—	—	—	(1.4)
Net income (loss)	$6.2	$24.5	$1.8	$(26.3)	$6.2

Mueller Water Products, Inc. and Subsidiaries
Condensed Consolidating Statement of Operations
Three months ended March 31, 2012

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
			(in millions)
Net sales	$—	$227.8	$23.7	$—	$251.5
Cost of sales	—	170.3	19.1	—	189.4
Gross profit	—	57.5	4.6	—	62.1
Operating expenses:
Selling, general and administrative	7.3	39.5	3.8	—	50.6
Restructuring	—	0.9	—	—	0.9
Total operating expenses	7.3	40.4	3.8	—	51.5
Operating income (loss)	(7.3)	17.1	0.8	—	10.6
Interest expense, net	15.7	—	(0.1)	—	15.6
Income (loss) before income taxes	(23.0)	17.1	0.9	—	(5.0)
Income tax expense	3.5	—	0.4	—	3.9
Equity in income of subsidiaries	17.6	0.5	—	(18.1)	—
Income (loss) from continuing operations	(8.9)	17.6	0.5	(18.1)	(8.9)
Loss from discontinued operations, net of tax	(100.9)	—	—	—	(100.9)
Net income (loss)	$(109.8)	$17.6	$0.5	$(18.1)	$(109.8)

Mueller Water Products, Inc. and Subsidiaries
Condensed Consolidating Statement of Operations
Six months ended March 31, 2013

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
			(in millions)
Net sales	$—	$479.8	$48.4	$—	$528.2
Cost of sales	—	353.2	40.6	—	393.8
Gross profit	—	126.6	7.8	—	134.4
Operating expenses:
Selling, general and administrative	15.1	80.8	6.2	—	102.1
Restructuring	—	1.1	—	—	1.1
Total operating expenses	15.1	81.9	6.2	—	103.2
Operating income (loss)	(15.1)	44.7	1.6	—	31.2
Interest expense, net	26.3	0.1	(0.1)	—	26.3
Loss on early extinguishment of debt	1.4	—	—	—	1.4
Income (loss) before income taxes	(42.8)	44.6	1.7	—	3.5
Income tax expense (benefit)	(10.4)	11.2	0.1	—	0.9
Equity in income of subsidiaries	35.0	1.6	—	(36.6)	—
Income from continuing operations	2.6	35.0	1.6	(36.6)	2.6
Income from discontinued operations, net of tax	10.6	—	—	—	10.6
Net income (loss)	$13.2	$35.0	$1.6	$(36.6)	$13.2

Mueller Water Products, Inc. and Subsidiaries
Condensed Consolidating Statement of Operations
Six months ended March 31, 2012

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
			(in millions)
Net sales	$—	$422.1	$44.8	$—	$466.9
Cost of sales	—	315.4	36.6	—	352.0
Gross profit	—	106.7	8.2	—	114.9
Operating expenses:
Selling, general and administrative	13.7	76.8	6.6	—	97.1
Restructuring	(0.1)	1.4	—	—	1.3
Total operating expenses	13.6	78.2	6.6	—	98.4
Operating income (loss)	(13.6)	28.5	1.6	—	16.5
Interest expense, net	31.3	0.1	(0.2)	—	31.2
Income (loss) before income taxes	(44.9)	28.4	1.8	—	(14.7)
Income tax expense (benefit)	(9.8)	9.9	0.6	—	0.7
Equity in income of subsidiaries	19.7	1.2	—	(20.9)	—
Income (loss) from continuing operations	(15.4)	19.7	1.2	(20.9)	(15.4)
Loss from discontinued operations, net of tax	(106.3)	—	—	—	(106.3)
Net income (loss)	$(121.7)	$19.7	$1.2	$(20.9)	$(121.7)

Mueller Water Products, Inc. and Subsidiaries
Condensed Consolidating Statement of Comprehensive Income
Three months ended March 31, 2013

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
			(in millions)
Net income	$6.2	$24.5	$1.8	$(26.3)	$6.2
Other comprehensive income (loss):
Equity in other comprehensive loss of subsidiaries	(1.1)	(1.1)	—	2.2	—
Foreign currency translation	—	—	(1.1)	—	(1.1)
Minimum pension liability, net of tax	2.2	—	—	—	2.2
	1.1	(1.1)	(1.1)	2.2	1.1
Comprehensive income	$7.3	$23.4	$0.7	$(24.1)	$7.3

Mueller Water Products, Inc. and Subsidiaries
Condensed Consolidating Statement of Comprehensive Income (Loss)
Three months ended March 31, 2012

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
			(in millions)
Net income (loss)	$(109.8)	$17.6	$0.5	$(18.1)	$(109.8)
Other comprehensive income (loss):
Equity in other comprehensive income of subsidiaries	1.4	1.4	—	(2.8)	—
Interest rate swap contracts, net of tax	0.9	—	—	—	0.9
Foreign currency translation	—	—	1.4	—	1.4
Minimum pension liability, net of tax	0.4	—	—	—	0.4
	2.7	1.4	1.4	(2.8)	2.7
Comprehensive income (loss)	$(107.1)	$19.0	$1.9	$(20.9)	$(107.1)

Mueller Water Products, Inc. and Subsidiaries
Condensed Consolidating Statement of Comprehensive Income (Loss)
Six months ended March 31, 2013

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
			(in millions)
Net income	$13.2	$35.0	$1.6	$(36.6)	$13.2
Other comprehensive income (loss):
Equity in other comprehensive loss of subsidiaries	(1.8)	(1.8)	—	3.6	—
Foreign currency translation	—	—	(1.8)	—	(1.8)
Minimum pension liability, net of tax	5.6	—	—	—	5.6
	3.8	(1.8)	(1.8)	3.6	3.8
Comprehensive income (loss)	$17.0	$33.2	$(0.2)	$(33.0)	$17.0

Mueller Water Products, Inc. and Subsidiaries
Condensed Consolidating Statement of Comprehensive Income (Loss)
Six months ended March 31, 2012

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
			(in millions)
Net income (loss)	$(121.7)	$19.7	$1.2	$(20.9)	$(121.7)
Other comprehensive income (loss):
Equity in other comprehensive income of subsidiaries	2.0	2.0	—	(4.0)	—
Natural gas hedges, net of tax	(0.2)	—	—	—	(0.2)
Interest rate swap contracts, net of tax	1.8	—	—	—	1.8
Foreign currency translation	—	—	2.0	—	2.0
Minimum pension liability, net of tax	0.9	—	—	—	0.9
	4.5	2.0	2.0	(4.0)	4.5
Comprehensive income (loss)	$(117.2)	$21.7	$3.2	$(24.9)	$(117.2)

Mueller Water Products, Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows
Six months ended March 31, 2013

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
			(in millions)
Operating activities:
Net cash provided by (used in) operating activities from continuing operations	$(14.3)	$11.8	$(1.1)	$—	$(3.6)
Investing activities:
Capital expenditures	—	(14.0)	(0.3)	—	(14.3)
Acquisitions, net of cash acquired	—	(0.8)	—	—	(0.8)
Proceeds from the sale of assets	—	0.1	—	—	0.1
Net cash used in investing activities from continuing operations	—	(14.7)	(0.3)	—	(15.0)
Financing activities:
Debt borrowings	—	—	—	—	—
Early repayment of long-term debt	(23.2)	—	—	—	(23.2)
Dividends paid	(5.5)	—	—	—	(5.5)
Shares retained for employee taxes	(1.5)	—	—	—	(1.5)
Common stock issued	1.1	—	—	—	1.1
Payment of deferred financing fees	(0.7)	—	—	—	(0.7)
Other	1.9	0.1	—	—	2.0
Net cash provided by (used in) financing activities from continuing operations	(27.9)	0.1	—	—	(27.8)
Net cash flows from discontinued operations:
Operating activities	(2.2)	—	—	—	(2.2)
Investing activities	4.5	—	—	—	4.5
Net cash provided by discontinued operations	2.3	—	—	—	2.3
Effect of currency exchange rate changes on cash	—	—	(1.0)	—	(1.0)
Net change in cash and cash equivalents	(39.9)	(2.8)	(2.4)	—	(45.1)
Cash and cash equivalents at beginning of period	53.3	(3.7)	33.4	—	83.0
Cash and cash equivalents at end of period	$13.4	$(6.5)	$31.0	$—	$37.9

Mueller Water Products, Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows
Six months ended March 31, 2012

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
			(in millions)
Operating activities:
Net cash provided by (used in) operating activities from continuing operations	$14.0	$9.5	$(3.0)	$—	$20.5
Investing activities:
Capital expenditures	—	(11.5)	(0.6)	—	(12.1)
Acquisitions, net of cash acquired	—	—	0.5	—	0.5
Proceeds from sales of assets	—	3.1	—	—	3.1
Net cash used in investing activities from continuing operations	—	(8.4)	(0.1)	—	(8.5)
Financing activities:
Debt borrowings	14.0	—	—	—	14.0
Dividends paid	(5.5)	—	—	—	(5.5)
Shares retained for employee taxes	(0.3)	—	—	—	(0.3)
Common stock issued	0.4	—	—	—	0.4
Other	—	(0.4)	—	—	(0.4)
Net cash provided by (used in) financing activities from continuing operations	8.6	(0.4)	—	—	8.2
Net cash flows from discontinued operations:
Operating activities	(44.8)	—	—	—	(44.8)
Investing activities	(3.1)	—	—	—	(3.1)
Net cash used in discontinued operations	(47.9)	—	—	—	(47.9)
Effect of currency exchange rate changes on cash	—	—	1.0	—	1.0
Net change in cash and cash equivalents	(25.3)	0.7	(2.1)	—	(26.7)
Cash and cash equivalents at beginning of period	36.2	(3.8)	28.6	—	61.0
Cash and cash equivalents at end of period	$10.9	$(3.1)	$26.5	$—	$34.3

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto that appear elsewhere in this report. This report contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements that address activities, events or developments that the Company's management intends, expects, plans, projects, believes or anticipates will or may occur in the future are forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements we make regarding the general municipal spending environment, the condition of our end markets and the performance of each of Mueller Co. and Anvil over the second half of 2013. Forward-looking statements are based on certain assumptions and assessments made by management in light of their experience and their perception of historical trends, current conditions and expected future developments. Actual results and the timing of events may differ materially from those contemplated by the forward-looking statements due to a number of factors, including regional, national or global political, economic, business, competitive, market and regulatory conditions and the other factors that are described in the section entitled “RISK FACTORS” in Item 1A. of our annual report on Form 10-K for the year ended September 30, 2012 ("Annual Report"). Undue reliance should not be placed on any forward-looking statements. The Company does not have any intention or obligation to update forward-looking statements, except as required by law.
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
Spending on water infrastructure is based on the condition of the infrastructure systems and access to funding from existing resources, the issuance of debt, higher tax rates or higher water rates. According to Thomson Reuters, municipal bond new money issuances increased 16% during the quarter ended March 31, 2013 compared to the prior year period. According to U.S. Census Bureau data at December 31, 2012, state and local tax receipts during the quarter ended December 31, 2012 grew at 3.8% over the prior year period. The U.S. Census Bureau may revise published survey data from time to time. The Bureau of Labor and Statistics Consumer Price Index for water and sewerage maintenance rates increased by an annualized rate of 6.1% during the year ended March 2013. We believe the general municipal spending environment continues to improve, although budget pressures and economic uncertainty persist, and water infrastructure is only one of many categories competing for municipal funding.
We believe residential construction activity measures indicate the housing market is improving. U.S. Census Bureau data for housing starts, on a seasonally adjusted annualized basis, indicates that housing starts in March 2013 represented the fourth consecutive month of greater than 900,000 units. March 2013 housing activity of 1,036,000 starts was the highest level since June 2008. Furthermore, the March 2013 single family housing starts of 619,000 units was above 600,000 units for the fourth consecutive month.
As another potential future indicator, U.S. Census Bureau data shows housing permits in March 2013 above 900,000 units for the fifth consecutive month. Total and single family permits grew18% and 29%, respectively, in March 2013 on a year-over-year basis. We believe an improving housing market also bolsters municipalities' fiscal condition, since local governments benefit from increased property taxes as well as connection and other ancillary fees associated with residential construction.

Overall, these data points support our more positive outlook in our water infrastructure end markets and give us more confidence that our markets have stabilized and we could see some continued growth.
We expect Mueller Co.'s net sales to increase over the second half of 2013, primarily due to shipment volume growth in valves, hydrants and brass products. We also expect to see continued volume growth in our metering systems over the second half of 2013.
Most of Anvil's net sales are driven by commercial construction. We expect a slight improvement in our end markets over the second half of 2013.
Raw material costs have been relatively stable, but have declined recently. We expect that average costs for all of 2013 will be comparable to costs for 2012, since we believe lower raw material costs will be offset by higher costs for purchased components.
Results of Operations
Three months ended March 31, 2013 compared to three months ended March 31, 2012

	2013
	Mueller Co.	Anvil	Corporate	Total
	(in millions)
Net sales	$188.1	$95.0	$—	$283.1
Gross profit	$50.5	$26.8	$—	$77.3
Operating expenses:
Selling, general and administrative	27.0	17.6	8.0	52.6
Restructuring	0.3	0.1	—	0.4
Total operating expenses	27.3	17.7	8.0	53.0
Operating income (loss)	$23.2	$9.1	$(8.0)	24.3
Interest expense, net				12.8
Loss on early extinguishment of debt				1.4
Income before income taxes				10.1
Income tax expense				2.5
Income from continuing operations				7.6
Loss from discontinued operations, net of tax				(1.4)
Net income				$6.2
	2012
	Mueller Co.	Anvil	Corporate	Total
	(in millions)
Net sales	$154.5	$97.0	$—	$251.5
Gross profit	$33.6	$28.5	$—	$62.1
Operating expenses:
Selling, general and administrative	24.6	18.5	7.5	50.6
Restructuring	0.8	0.1	—	0.9
Total operating expenses	25.4	18.6	7.5	51.5
Operating income (loss)	$8.2	$9.9	$(7.5)	10.6
Interest expense, net				15.6
Loss before income taxes				(5.0)
Income tax expense				3.9
Loss from continuing operations				(8.9)
Loss from discontinued operations, net of tax				(100.9)
Net loss				$(109.8)

Consolidated Analysis
Net sales for the quarter ended March 31, 2013 increased to $283.1 million from $251.5 million in the prior year period. Net sales increased primarily due to approximately $26.7 million of net higher shipment volumes.
Gross profit for the quarter ended March 31, 2013 increased to $77.3 million from $62.1 million in the prior year period. Gross margin benefited from increased shipment volumes and higher sales prices.
Selling, general and administrative expenses ("SG&A") in the quarter ended March 31, 2013 increased to $52.6 million from $50.6 million in the prior year period. SG&A increased primarily due to higher expenses associated with higher shipment volumes and higher stock compensation expense. However, SG&A decreased as a percentage of net sales to 18.6% in the quarter ended March 31, 2013 compared to 20.1% in the prior year period.
Interest expense, net decreased $2.8 million in the quarter ended March 31, 2013 compared to the prior year period due to $1.6 million of non-cash costs for terminated interest rate swap contracts in the quarter ended March 31, 2012 and $1.2 million due primarily to lower levels of total debt outstanding in the quarter ended March 31, 2013. The components of interest expense, net are detailed below.

	Three months ended
	March 31,
	2013	2012
	(in millions)
7.375% Senior Subordinated Notes	$7.8	$7.8
8.75% Senior Unsecured Notes	4.3	5.0
Deferred financing fees amortization	0.5	0.6
ABL Agreement borrowings	0.3	0.5
Interest rate swap contracts	—	1.6
Other interest expense	0.1	0.2
	13.0	15.7
Interest income	(0.2)	(0.1)
	$12.8	$15.6
During the quarter ended March 31, 2013, we redeemed $22.5 million principal amount of our 8.75% Senior Unsecured Notes for $23.2 million, plus accrued and unpaid interest. The resulting loss on early extinguishment of debt of $1.4 million includes the premium paid, and the deferred financing costs and original issue discount that were previously written off.

The components of income tax expense in continuing operations are provided below.

	Three months ended
	March 31,
	2013	2012
	(in millions)
Expense (benefit) from pre-tax operating income (loss)	$3.9	$(2.0)
Deferred tax asset valuation allowance adjustment	(1.3)	5.9
Other discrete items	(0.1)	—
	$2.5	$3.9
We did not allocate any income tax expense to discontinued operations in the three months ended March 31, 2013. We allocated $18.6 million of income tax benefit to discontinued operations in the three months ended March 31, 2012, which consisted of a benefit from operations of $47.1 million and valuation-allowance related expense of $28.5 million.

Segment Analysis
Mueller Co.
Net sales in the quarter ended March 31, 2013 increased to $188.1 million from $154.5 million in the prior year period. Net sales increased primarily due to approximately $30.4 million of higher shipment volumes across all of our key products, especially metering systems, valves, hydrants and brass products. Also, net sales of our newer technology products and services more than doubled in the quarter ended March 31, 2013 compared to the prior year period and accounted for more than one-third of the net sales growth in the quarter.
Gross profit for the quarter ended March 31, 2013 increased to $50.5 million from $33.6 million in the prior year period primarily due to higher shipment volumes. Gross margin increased to 26.8% for the quarter ended March 31, 2013 compared to 21.7% in the prior year period, primarily due to increased sales across all of our business units in the quarter ended March 31, 2013 compared to the prior year period.
SG&A in the quarter ended March 31, 2013 increased to $27.0 million from $24.6 million in the prior year period primarily due to expenses associated with higher shipment volumes.
Anvil
Net sales in the quarter ended March 31, 2013 decreased to $95.0 million from $97.0 million in the prior year period. The decrease in net sales was primarily due to $3.7 million of lower shipment volumes primarily from the fire protection and mechanical market products. Net sales to the oil & gas market, which comprise approximately 20% of net sales, had minimal growth in the quarter ended March 31, 2013 after exhibiting strong growth in fiscal 2012.
Gross profit in the quarter ended March 31, 2013 decreased to $26.8 million from $28.5 million in the prior year period. The decrease was attributable to lower net sales and higher per-unit overhead costs driven by lower production in the fourth quarter of 2012. Gross margin declined to 28.2% in the quarter ended March 31, 2013 compared to 29.4% in the prior year period.
SG&A decreased to $17.6 million in the quarter ended March 31, 2013 compared to $18.5 million in the prior year period. This was primarily the result of decreased selling costs associated with decreased shipment volumes and employee-related expenses.
Corporate
SG&A increased to $8.0 million in the quarter ended March 31, 2013 from $7.5 million in the prior year period primarily due to an increase in stock compensation expense.

Six months ended March 31, 2013 compared to six months ended March 31, 2012

	2013
	Mueller Co.	Anvil	Corporate	Total
	(in millions)
Net sales	$339.2	$189.0	$—	$528.2
Gross profit	$83.4	$51.0	$—	$134.4
Operating expenses:
Selling, general and administrative	51.1	35.9	15.1	102.1
Restructuring	1.0	0.1	—	1.1
Total operating expenses	52.1	36.0	15.1	103.2
Operating income (loss)	$31.3	$15.0	$(15.1)	31.2
Interest expense, net				26.3
Loss on early extinguishment of debt				1.4
Income before income taxes				3.5
Income tax expense				0.9
Income from continuing operations				2.6
Income from discontinued operations, net of tax				10.6
Net income				$13.2
	2012
	Mueller Co.	Anvil	Corporate	Total
	(in millions)
Net sales	$282.6	$184.3	$—	$466.9
Gross profit	$62.1	$52.8	$—	$114.9
Operating expenses:
Selling, general and administrative	48.0	35.0	14.1	97.1
Restructuring	1.2	0.2	(0.1)	1.3
Total operating expenses	49.2	35.2	14.0	98.4
Operating income (loss)	$12.9	$17.6	$(14.0)	16.5
Interest expense, net				31.2
Loss before income taxes				(14.7)
Income tax expense				0.7
Loss from continuing operations				(15.4)
Loss from discontinued operations, net of tax				(106.3)
Net loss				$(121.7)
Consolidated Analysis
Net sales for the six months ended March 31, 2013 increased to $528.2 million from $466.9 million in the prior year period. Net sales increased primarily due to $53.6 million of higher shipment volumes, primarily at Mueller Co.
Gross profit for the six months ended March 31, 2013 increased to $134.4 million from $114.9 million in the prior year period. Gross margin increased 80 basis points to 25.4% in the six months ended March 31, 2013 from 24.6% in the prior year period. Gross profit and gross margin benefited from increased shipment volumes and higher sales pricing.
SG&A in the six months ended March 31, 2013 increased to $102.1 million from $97.1 million in the prior year period. SG&A increased primarily due to higher expenses associated with higher shipment volumes and higher stock compensation expense. However, SG&A as a percentage of net sales decreased to 19.3% in the six months ended March 31, 2013 compared to 20.8% in the prior year period.

Interest expense, net decreased $4.9 million in the six months ended March 31, 2013 compared to the prior year period due to $3.0 million of non-cash costs for terminated interest rate swap contracts in the six months ended March 31, 2012 and $1.9 million primarily due to lower levels of total debt outstanding in the six months ended March 31, 2013. The components of interest expense, net are detailed below.

	Six months ended
	March 31,
	2013	2012
	(in millions)
7.375% Senior Subordinated Notes	$15.5	$15.5
8.75% Senior Unsecured Notes	8.8	10.0
Deferred financing fees amortization	1.1	1.2
ABL Agreement borrowings	0.8	0.9
Interest rate swap contracts	—	3.0
Other interest expense	0.3	0.8
	26.5	31.4
Interest income	(0.2)	(0.2)
	$26.3	$31.2
During the six months ended March 31, 2013, we redeemed $22.5 million principal amount of our 8.75% Senior Unsecured Notes for $23.2 million, plus accrued and unpaid interest. The resulting loss on early extinguishment of debt of $1.4 million includes the premium paid, and the deferred financing costs and original issue discount that were previously written off.
The components of income tax expense (benefit) in continuing operations are provided below.

	Six months ended
	March 31,
	2013	2012
	(in millions)
Expense (benefit) from pre-tax operating income (loss)	$1.5	$(6.2)
Deferred tax asset valuation allowance adjustment	(0.5)	5.9
Other discrete items	(0.1)	1.0
	$0.9	$0.7
We did not allocate any income tax expense to discontinued operations in the six months ended March 31, 2013. We allocated $22.1 million of income tax benefit to discontinued operations in the six months ended March 31, 2012, which consisted of a benefit from operations of $50.6 million and valuation-allowance related expense of $28.5 million.
Segment Analysis
Mueller Co.
Net sales in the six months ended March 31, 2013 increased to $339.2 million from $282.6 million in the prior year period. Net sales increased primarily due to $52.2 million of higher shipment volumes across all of our key products, especially metering systems, valves, hydrants and brass products in the six months ended March 31, 2013 compared to the prior year period. Also, net sales of our newer technology products and services more than doubled in the six months ended March 31, 2013 compared to the prior year period. Approximately half of the net sales increase was attributable to our newer technology products and services.
Gross profit for the six months ended March 31, 2013 increased to $83.4 million from $62.1 million in the prior year period primarily due to higher shipment volumes. Gross margin increased to 24.6% for the six months ended March 31, 2013 compared to 22.0% in the prior year period primarily due to higher shipment volumes.
SG&A in the six months ended March 31, 2013 increased to $51.1 million compared to $48.0 million in the prior year period primarily due to expenses associated with higher shipment volumes.

Anvil
Net sales in the six months ended March 31, 2013 increased to $189.0 million from $184.3 million in the prior year period. The increase in net sales included $1.4 million of higher shipment volumes.
Gross profit in the six months ended March 31, 2013 decreased to $51.0 million from $52.8 million in the prior year period. The increase attributable to higher net sales was more than offset by increased inventory costs reflecting higher per-unit overhead costs driven by lower production in the latter part of 2012. Gross margin declined to 27.0% in the six months ended March 31, 2013 compared to 28.6% in the prior year period.
SG&A increased to $35.9 million in the six months ended March 31, 2013 from $35.0 million in the prior year period. This was primarily the result of increased selling costs associated with increased shipment volumes.
Corporate
SG&A increased to $15.1 million in the six months ended March 31, 2013 from $14.1 million in the prior year period primarily due to higher stock compensation expense.
Liquidity and Capital Resources
We had cash and cash equivalents of $37.9 million at March 31, 2013. We also had $156.3 million of borrowing capacity under our ABL Agreement using March 31, 2013 data.
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
Cash flows from operating activities from continuing operations are categorized below.

	Six months ended
	March 31,
	2013	2012
	(in millions)
Collections from customers	$517.5	$463.7
Disbursements other than interest and income taxes	(496.1)	(423.8)
Interest payments, net	(25.0)	(27.1)
Income tax refunds, net	—	7.7
	$(3.6)	$20.5
Collections of receivables were higher during the six months ended March 31, 2013 compared to the prior year period primarily related to the increased net sales compared to a year ago.
Increased disbursements other than interest and income taxes during the six months ended March 31, 2013 reflect higher purchasing activity associated with higher net sales and general timing differences of disbursements related to the purchase of material, labor and overhead. Also, we contributed $4.0 million to our pension plans in the six months ended March 31, 2012 and there were no comparable contributions during the six months ended March 31, 2013.
Capital expenditures were $14.3 million during the six months ended March 31, 2013 compared to $12.1 million in the prior year period. We estimate 2013 capital expenditures will be between $30 million and $34 million.
Our U.S. pension plan was 103% funded at January 1, 2012 (the most recent date this analysis has been performed) under the provisions of the Pension Protection Act. This reflects the revised governmental guidance of the Moving Ahead for Progress in the 21st Century Act. As a result of this revised guidance, we do not expect to make any contributions to our U.S. pension plan during 2013. A significant portion of the assets invested in our defined benefit pension plans is invested in equity securities. If we lower our estimated rate of return on these assets, pension expense and our required contributions to these plans may increase.

We anticipate that our existing cash, cash equivalents and borrowing capacity combined with our expected cash flows from operating activities will be sufficient to meet our anticipated operating expenses, capital expenditures and debt service obligations as they become due through March 31, 2014. However, our ability to make these payments will depend partly upon our future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control.
ABL Agreement
At March 31, 2013, the ABL Agreement consisted of a revolving credit facility for up to $225.0 million of revolving credit borrowings, swing line loans and letters of credit. The ABL Agreement also permits us to increase the size of the credit facility by an additional $150.0 million in certain circumstances subject to adequate borrowing base availability. We may borrow up to $25.0 million through swing line loans and may have up to $60.0 million of letters of credit outstanding.
Borrowings under the ABL Agreement bear interest at a floating rate equal to LIBOR plus a margin ranging from 175 to 275 basis points, or a base rate, as defined in the ABL Agreement, plus a margin ranging from 75 to 125 basis points. At March 31, 2013, the applicable LIBOR-based margin was 200 basis points.
The ABL Agreement terminates on the earlier of (1) December 18, 2017 and (2) 60 days prior to the final maturity of our 7.375% Senior Subordinated Notes. We pay a commitment fee for any unused borrowing capacity under the ABL Agreement of either 0.375% per annum or 0.25% per annum, based on daily average availability during the previous calendar quarter. As measured using March 31, 2013 data, excess availability as reduced by outstanding letters of credit and accrued fees and expenses of $37.3 million was $156.3 million.
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
8.75% Senior Unsecured Notes
We owed $180.0 million aggregate principal amount of 8.75% Senior Unsecured Notes at March 31, 2013. Interest on the Senior Unsecured Notes is paid semi-annually and the principal is due September 2020. We may redeem up to $33.8 million aggregate principal amount of the Senior Unsecured Notes at a redemption price of 108.75%, plus accrued and unpaid interest, with the net cash proceeds from certain equity offerings prior to September 2013. After August 2015, the Senior Unsecured Notes may be redeemed at specified redemption prices plus accrued and unpaid interest. Upon a “Change of Control” (as defined in the indenture securing the Senior Unsecured Notes), we are required to offer to purchase the outstanding Senior Unsecured Notes at a purchase price of 101.0%, plus accrued and unpaid interest. The Senior Unsecured Notes are secured by the guarantees of essentially all of our U.S. subsidiaries, but are subordinate to borrowings under the ABL Agreement.
7.375% Senior Subordinated Notes
We owed $420.0 million of principal of 7.375% Senior Subordinated Notes at March 31, 2013. Interest on the Senior Subordinated Notes is payable semi-annually and the principal is due June 2017. We may redeem any portion of the Senior Subordinated Notes at specified redemption prices plus accrued and unpaid interest, subject to limitations under our ABL Agreement and the indenture related to our Senior Unsecured Notes. Upon a “Change of Control” (as defined in the indenture securing the Senior Subordinated Notes), we are required to offer to purchase the outstanding Senior Subordinated Notes at 101%, plus accrued and unpaid interest. The Senior Subordinated Notes are secured by the guarantees of essentially all of our U.S. subsidiaries, but are subordinate to the borrowings under the ABL Agreement and the Senior Unsecured Notes.

Our corporate credit rating and the credit rating for our debt are presented below.

	Moody’s		Standard & Poor's
	March 31,	September 30,	March 31,	September 30,
	2013	2012	2013	2012

Corporate credit rating	B3	B3	B	B
ABL Agreement	Not rated	Not rated	Not rated	Not rated
8.75% Senior Unsecured Notes	B2	B2	B+	B+
7.375% Senior Subordinated Notes	Caa2	Caa2	CCC+	CCC+
Outlook	Positive	Positive	Positive	Stable
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
We use letters of credit and surety bonds in the ordinary course of business to ensure the performance of contractual obligations. At March 31, 2013, we had $37.1 million of letters of credit and $46.2 million of surety bonds outstanding.
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
During the quarter ended March 31, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the quarter ended March 31, 2013, we repurchased shares of our common stock as follows.

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publically announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1-31, 2013	388	$5.90	—	—
February 1-28, 2013	28,041	5.61	—	—
March 1-31, 2013	2,992	6.10	—	—
Total	31,421	$5.66	—	—
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
101*
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language), (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Other Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements.

* Filed with this quarterly report
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MUELLER WATER PRODUCTS, INC.
Date:	May 8, 2013	By:	/s/ Evan L. Hart
Evan L. Hart
Chief Financial Officer