Form 10-Q
period 2013-06-30
Mueller Water Products, Inc.
filed 2013-08-07
CIK 1350593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
☐                       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
There were 158,127,484 shares of common stock of the registrant outstanding at July 31, 2013.

PART I FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	September 30,
	2013	2012
	(in millions)
Assets:
Cash and cash equivalents	$69.2	$83.0
Receivables, net	167.5	166.1
Inventories	201.4	183.2
Deferred income taxes	29.2	19.6
Other current assets	48.5	38.0
Total current assets	515.8	489.9
Property, plant and equipment, net	144.9	144.7
Identifiable intangible assets	552.5	573.7
Other noncurrent assets	17.2	32.6
Total assets	$1,230.4	$1,240.9

Liabilities and stockholders’ equity:
Current portion of long-term debt	$1.3	$1.1
Accounts payable	80.6	84.5
Other current liabilities	68.7	82.8
Total current liabilities	150.6	168.4
Long-term debt	599.6	621.7
Deferred income taxes	139.4	132.8
Other noncurrent liabilities	80.3	86.8
Total liabilities	969.9	1,009.7

Commitments and contingencies (Note 11)

Common stock: 600,000,000 shares authorized; 158,037,679 and 156,840,648 shares outstanding at June 30, 2013 and September 30, 2012, respectively	1.6	1.6
Additional paid-in capital	1,585.1	1,587.3
Accumulated deficit	(1,242.7)	(1,270.0)
Accumulated other comprehensive loss	(83.5)	(87.7)
Total stockholders’ equity	260.5	231.2
Total liabilities and stockholders’ equity	$1,230.4	$1,240.9

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended		Nine months ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in millions, except per share amounts)
Net sales	$299.4	$275.9	$827.6	$742.8
Cost of sales	209.4	196.3	603.2	548.3
Gross profit	90.0	79.6	224.4	194.5
Operating expenses:
Selling, general and administrative	56.9	53.2	159.0	150.3
Restructuring	0.2	0.7	1.3	2.0
Total operating expenses	57.1	53.9	160.3	152.3
Operating income	32.9	25.7	64.1	42.2
Interest expense, net	12.7	14.9	39.0	46.1
Loss on early extinguishment of debt	—	1.5	1.4	1.5
Income (loss) before income taxes	20.2	9.3	23.7	(5.4)
Income tax expense	4.2	3.4	5.1	4.1
Income (loss) from continuing operations	16.0	5.9	18.6	(9.5)
Income (loss) from discontinued operations, net of tax	(1.9)	3.9	8.7	(102.4)
Net income (loss)	$14.1	$9.8	$27.3	$(111.9)

Net income (loss) per basic share:
Continuing operations	$0.10	$0.04	$0.12	$(0.06)
Discontinued operations	(0.01)	0.02	0.05	(0.66)
Net income (loss)	$0.09	$0.06	$0.17	$(0.72)

Net income (loss) per diluted share:
Continuing operations	$0.10	$0.04	$0.12	$(0.06)
Discontinued operations	(0.01)	0.02	0.05	(0.66)
Net income (loss)	$0.09	$0.06	$0.17	$(0.72)

Weighted average shares outstanding:
Basic	158.0	156.7	157.6	156.4
Diluted	160.7	158.0	160.0	156.4

Dividends declared per share	$0.0175	$0.0175	$0.0525	$0.0525

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three months ended		Nine months ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in millions)
Net income (loss)	$14.1	$9.8	$27.3	$(111.9)
Other comprehensive income (loss):
Natural gas hedges	—	0.3	—	—
Income tax effects	—	(0.1)	—	—
Interest rate swap contracts	—	1.3	—	4.3
Income tax effects	—	(0.5)	—	(1.7)
Foreign currency translation	(1.9)	(1.6)	(3.7)	0.4
Minimum pension liability	2.3	(1.0)	1.2	0.3
Income tax effects	—	0.2	6.7	(0.2)
	0.4	(1.4)	4.2	3.1
Comprehensive income (loss)	$14.5	$8.4	$31.5	$(108.8)

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED JUNE 30, 2013
(UNAUDITED)

	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
	(in millions)
Balance at September 30, 2012	$1.6	$1,587.3	$(1,270.0)	$(87.7)	$231.2
Net income	—	—	27.3	—	27.3
Dividends declared	—	(8.3)	—	—	(8.3)
Stock-based compensation	—	5.3	—	—	5.3
Shares retained for employee taxes	—	(1.5)	—	—	(1.5)
Stock issued under stock compensation plans	—	2.3	—	—	2.3
Foreign currency translation	—	—	—	(3.7)	(3.7)
Minimum pension liability	—	—	—	7.9	7.9
Balance at June 30, 2013	$1.6	$1,585.1	$(1,242.7)	$(83.5)	$260.5

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended
	June 30,
	2013	2012
	(in millions)
Operating activities:
Net income (loss)	$27.3	$(111.9)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Income) loss from discontinued operations	(8.7)	102.4
Income (loss) from continuing operations	18.6	(9.5)

Depreciation	22.3	23.2
Amortization	22.1	22.0
Stock-based compensation	5.6	3.8
Deferred income taxes	3.5	12.9
Retirement plans	3.1	4.1
Early extinguishment of debt	1.4	1.5
Interest rate swap contracts	—	4.3
Other, net	1.8	2.1
Changes in assets and liabilities, net of acquisitions:
Receivables	(2.4)	(9.2)
Inventories	(19.0)	(21.0)
Other assets	(0.1)	(0.7)
Liabilities	(14.1)	(9.0)
Net cash provided by operating activities from continuing operations	42.8	24.5
Investing activities:
Capital expenditures	(23.0)	(19.5)
Acquisitions, net of cash acquired	(1.1)	0.5
Proceeds from sales of assets	0.1	0.4
Net cash used in investing activities from continuing operations	(24.0)	(18.6)
Financing activities:
Debt paid	—	(34.0)
Early repayment of debt	(23.2)	(23.2)
Dividends paid	(8.3)	(8.2)
Common stock issued	2.3	0.7
Shares retained for employee taxes	(1.5)	(0.4)
Payment of deferred financing fees	(0.7)	—
Other	0.2	0.7
Net cash used in financing activities from continuing operations	(31.2)	(64.4)
Net cash flows from discontinued operations:
Operating activities	(4.1)	(36.6)
Investing activities	4.5	87.4
Net cash provided by discontinued operations	0.4	50.8
Effect of currency exchange rate changes on cash	(1.8)	0.4
Net change in cash and cash equivalents	(13.8)	(7.3)
Cash and cash equivalents at beginning of period	83.0	61.0
Cash and cash equivalents at end of period	$69.2	$53.7

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization
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
The table below represents a summary of the operating results for the U.S. Pipe discontinued operations.

	Three months ended		Nine months ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in millions)
Net sales	$—	$—	$—	$197.0
Cost of sales	—	—	—	197.9
Gross loss	—	—	—	(0.9)
Operating expenses (benefits)	1.9	(1.8)	(3.7)	8.9
Operating income (loss)	(1.9)	1.8	3.7	(9.8)
Interest expense	—	—	—	0.3
Loss (gain) on sale of discontinued operations	—	2.2	(5.0)	118.7
Income tax benefit	—	(4.3)	—	(26.4)
Income (loss) from discontinued operations, net of tax	$(1.9)	$3.9	$8.7	$(102.4)

Note 3.	Income Taxes
After including the tax effect of the loss on the sale of U.S. Pipe, our U.S. deferred tax liabilities are insufficient to fully support our U.S. deferred tax assets, which include net operating loss carryforwards.  Accordingly, we initially recorded income tax expense to establish valuation allowances related to our overall deferred tax assets during the quarter ended June 30, 2012.
We reevaluate the need for a valuation allowance against the U.S. deferred tax assets each quarter, considering results to date, projections of taxable income, tax planning strategies and reversing taxable temporary differences. During the nine months ended June 30, 2013, we decreased our U.S. deferred tax valuation allowance by $15.1 million, including $7.1 million included in other comprehensive income and $3.5 million in discontinued operations. Notwithstanding the valuation allowance, our net operating loss carryforwards remain available to offset future taxable earnings.
The components of income tax expense on continuing operations are provided below.

	Three months ended		Nine months ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in millions)
Expense (benefit) from pre-tax operating income (loss)	$8.1	$3.8	$9.6	$(2.4)
Deferred tax asset valuation allowance adjustment	(4.0)	—	(4.5)	5.9
Other discrete items	0.1	(0.4)	—	0.6
	$4.2	$3.4	$5.1	$4.1

We did not allocate any income tax expense to discontinued operations in the three or nine months ended June 30, 2013. We allocated $4.3 million and $26.4 million of income tax benefit to discontinued operations in the three and nine months ended June 30, 2012, respectively. For the three months ended June 30, 2012, the allocation consisted of benefits from operations of $0.1 million and valuation allowance-related benefits of $4.2 million. For the nine months ended June 30, 2012, the allocation consisted of a benefit from operations of $50.7 million offset by valuation allowance-related expenses of $24.3 million.
At June 30, 2013 and September 30, 2012, the gross liabilities for unrecognized income tax benefits were $3.2 million and $4.3 million, respectively.
We recognize interest related to uncertain income tax positions as interest expense and would recognize any penalties that may be incurred as selling, general and administrative expense. At June 30, 2013 and September 30, 2012, we had $0.8 million and $0.9 million, respectively, of accrued interest liabilities related to uncertain tax positions.
Generally, our state income tax returns are closed for years prior to 2006, except to the extent of our state net operating loss carryforwards, and our Canadian income tax returns are closed for years prior to 2006. During 2012, we concluded an audit by the IRS for the years 2007 through 2010 with no adverse changes. We are also under audit by several states at various levels of completion. We do not have any material unpaid assessments.

Note 4.	Borrowing Arrangements
The components of long-term debt are presented below.

	June 30,	September 30,
	2013	2012
	(in millions)
ABL Agreement	$—	$—
8.75% Senior Unsecured Notes	177.9	199.9
7.375% Senior Subordinated Notes	420.0	420.0
Other	3.0	2.9
	600.9	622.8
Less current portion	(1.3)	(1.1)
	$599.6	$621.7
ABL Agreement. At June 30, 2013, our asset based lending agreement (the “ABL Agreement”) consisted of a revolving credit facility for up to $225 million of revolving credit borrowings, swing line loans and letters of credit. The ABL Agreement also permits us to increase the size of the credit facility by an additional $150 million in certain circumstances subject to adequate borrowing base availability. We may borrow up to $25 million through swing line loans and may have up to $60 million of letters of credit outstanding.
Borrowings under the ABL Agreement bear interest at a floating rate equal to LIBOR plus a margin ranging from 175 to 225 basis points, or a base rate, as defined in the ABL Agreement, plus a margin ranging from 75 to 125 basis points. At June 30, 2013, the applicable LIBOR-based margin was 200 basis points.
The ABL Agreement terminates on the earlier of (1) December 18, 2017 and (2) 60 days prior to the final maturity of our 7.375% Senior Subordinated Notes. We pay a commitment fee for any unused borrowing capacity under the ABL Agreement of either 0.375% per annum or 0.25% per annum, based on daily average availability during the previous calendar quarter. Our obligations under the ABL Agreement are secured by a first-priority perfected lien on all of our U.S. receivables and inventory, certain cash and other supporting obligations. Borrowings are not subject to any financial maintenance covenants unless excess availability is less than the greater of $22.5 million and 10% of the aggregate commitments under the ABL Agreement. Excess availability based on June 30, 2013 data, as reduced by outstanding letters of credit and accrued fees and expenses of $33.4 million, was $157.8 million.
8.75% Senior Unsecured Notes. The 8.75% Senior Unsecured Notes (the “Senior Unsecured Notes”) mature in September 2020 and bear interest at 8.75%, paid semi-annually. Based on quoted market prices, the outstanding Senior Unsecured Notes had a fair value of $196.7 million at June 30, 2013.
During the quarters ended March 31, 2013 and June 30, 2012, we redeemed $22.5 million aggregate principal amount of the Senior Unsecured Notes at a redemption price of 103%, plus accrued and unpaid interest and recorded losses on early extinguishment of debt of $1.4 million and $1.5 million, respectively. We may also redeem up to $33.8 million of the Senior Unsecured Notes at a redemption price of 108.75%, plus accrued and unpaid interest, with the net cash proceeds from certain equity offerings prior to September 2013. After August 2015, we may redeem the Senior Unsecured Notes at specified redemption prices, plus accrued and unpaid interest. Upon a Change of Control (as defined in the indenture securing the Senior Unsecured Notes), we are required to offer to purchase the outstanding Senior Unsecured Notes at a purchase price of 101%, plus accrued and unpaid interest. The Senior Unsecured Notes are subordinate to borrowings under the ABL Agreement.
The indenture securing the Senior Unsecured Notes contains customary covenants and events of default, including covenants that limit our ability to incur debt, pay dividends and make investments. Substantially all of our U.S. subsidiaries guarantee the Senior Unsecured Notes. We believe we were compliant with these covenants at June 30, 2013 and expect to remain in compliance through June 30, 2014.

7.375% Senior Subordinated Notes. The 7.375% Senior Subordinated Notes (the “Senior Subordinated Notes”) mature in June 2017 and bear interest at 7.375%, paid semi-annually. Based on quoted market prices, the outstanding Senior Subordinated Notes had a fair value of $426.3 million at June 30, 2013.
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
The indenture securing the Senior Subordinated Notes contains customary covenants and events of default, including covenants that limit our ability to incur debt, pay dividends and make investments. Substantially all of our U.S. subsidiaries guarantee the Senior Subordinated Notes. We believe we were compliant with these covenants at June 30, 2013 and expect to remain in compliance through June 30, 2014.

Note 5.	Derivative Financial Instruments
Our ongoing business operations expose us to commodity price risk and interest rate risk, which we have previously managed to some extent using derivative instruments. We have used natural gas swap contracts to manage the price risk associated with purchases of natural gas used in certain of our manufacturing processes and interest rate swap contracts to manage interest rate risk associated with our variable-rate borrowings. During 2010, we terminated all of our remaining interest rate swap contracts, and we have not initiated any new interest rate swap contracts since then. During 2012, we terminated our remaining natural gas swap contract.
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
Our derivative contracts were recorded at fair value using publicly observable data such as market natural gas prices and market interest rates. We did not have any derivative contracts outstanding at June 30, 2013 or September 30, 2012.
In the three and nine months ended June 30, 2012, we reclassified $1.3 million and $4.3 million, respectively, related to previously terminated interest rate swap contracts to interest expense from accumulated other comprehensive loss.

Note 6.	Retirement Plans
The components of net periodic benefit cost allocated to continuing operations for defined benefit pension plans are as follows.

	Three months ended		Nine months ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in millions)
Service cost	$0.5	$0.7	$1.5	$1.3
Interest cost	1.6	7.5	4.8	12.7
Expected return on plan assets	(2.2)	(7.7)	(6.5)	(13.5)
Amortization of prior service cost	—	0.2	—	0.4
Amortization of actuarial net loss	0.8	0.2	2.3	1.8
Net periodic benefit cost	$0.7	$0.9	$2.1	$2.7
The amortization of unrecognized prior service cost and of actuarial losses, net of tax, are recorded as components of other comprehensive income (loss).

Our U.S. pension plan was 101% funded at January 1, 2013 under the provisions of the Pension Protection Act. This reflects the revised governmental guidance of Moving Ahead for Progress in the 21st Century. As a result of this revised guidance, we do not expect to make any contributions to our U.S. pension plan during 2013. For financial reporting purposes, our U.S. pension plan obligations were 86% funded at September 30, 2012.
On April 1, 2012, we changed certain provisions of our pension and postretirement benefit plans affecting U.S. Pipe participants in these plans. These changes vested all accumulated pension benefits and then froze the plan such that no additional pension benefits would accumulate. Postretirement medical benefits substantially ceased on December 31, 2012. Related to this cessation of benefits, we recorded a benefit of $7.4 million, which is included in income from discontinued operations.

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
A cash-settled performance share entitles the recipient to a cash payment determined at the end of each of two annual performance periods. The amount of cash to be distributed equals the product of the number of performance shares granted multiplied by a performance factor ranging from 0.0 to 2.0 and by the closing price of our common stock on the last day of the award cycle. Compensation expense for cash-settled performance shares is charged against income over the applicable performance period based on the estimated performance factor and the closing price per share of our common stock at each balance sheet date. Outstanding cash-settled performance shares had a fair value of $6.91 per share and a total fair value of $2.5 million at June 30, 2013.
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
In 2012, we adopted the Mueller Water Products, Inc. Phantom Plan (the “Phantom Plan”). Phantom Plan awards entitle a recipient to a per-award cash payment equal to the closing price per share of our common stock on the vesting date. Awards generally vest in thirds on successive anniversaries of the grant date. Compensation expense for Phantom Plan awards is charged against income over the vesting period, based on the closing stock price at each balance sheet date until vested. Outstanding Phantom Plan awards had a fair value of $6.91 per award and a total fair value of $4.2 million at June 30, 2013.

We granted stock-based compensation awards under the 2006 Stock Plan, Mueller Water Products, Inc. 2006 Employee Stock Purchase Plan and Phantom Plan during the nine months ended June 30, 2013 as follows.

	Number granted	Weighted average grant date fair value per instrument	Total grant date fair value (in millions)
Quarter ended December 31, 2012:
Restricted stock units	406,658	$5.22	$2.1
Employee stock purchase plan instruments	87,390	1.28	0.1
Phantom Plan awards	382,605	5.22	2.0
Cash-settled performance shares	243,992	5.22	1.3
Stock-settled performance shares	406,658	5.22	2.1
Quarter ended March 31, 2013:
Restricted stock units	102,680	5.97	0.6
Non-qualified stock options	125,780	3.23	0.4
Employee stock purchase plan instruments	69,221	1.38	0.1
Quarter ended June 30, 2013:
Restricted stock units	—	—	—
Non-qualified stock options	—	—	—
Employee stock purchase plan instruments	63,757	1.20	0.1
	1,888,741		$8.8
We recorded stock-based compensation expense in continuing operations of $2.9 million and $1.4 million during the three months ended June 30, 2013 and 2012, respectively, and $8.5 million and $4.2 million during the nine months ended June 30, 2013 and 2012, respectively. At June 30, 2013, there was approximately $4.7 million of unrecognized compensation expense related to stock-based awards.
Because the effect of including normally dilutive securities in the earnings per share calculation is antidilutive in loss periods, we exclude all stock-based compensation instruments from the calculations of diluted earnings per share in such periods. We excluded 1.5 million of antidilutive instruments from the calculation of diluted earnings per share for each of the three and nine months ended June 30, 2013. We excluded 5.0 million of antidilutive instruments from the calculation of diluted earnings per share for the three months ended June 30, 2012.

Index to Financial Statements

Note 8.	Supplemental Balance Sheet Information
Selected supplemental balance sheet information is presented below.

	June 30,	September 30,
	2013	2012
	(in millions)
Inventories:
Purchased components and raw materials	$77.2	$69.7
Work in process	31.5	27.5
Finished goods	92.7	86.0
	$201.4	$183.2
Other current assets:
Maintenance and repair tooling	$22.7	$22.9
Income taxes	14.1	3.9
U.S. Pipe-related workers compensation and other reimbursements	3.2	4.3
Other	8.5	6.9
	$48.5	$38.0
Property, plant and equipment, net:
Land	$10.6	$10.6
Buildings	75.2	73.0
Machinery and equipment	306.1	292.4
Construction in progress	20.1	15.3
	412.0	391.3
Accumulated depreciation and amortization	(267.1)	(246.6)
	$144.9	$144.7
Other current liabilities:
Compensation and benefits	$33.4	$41.0
Customer rebates	11.9	13.7
Interest	8.2	12.2
Taxes other than income taxes	4.8	5.6
Warranty	2.2	1.6
Income taxes	1.3	0.9
Restructuring	—	0.6
Environmental	0.2	0.2
Other	6.7	7.0
	$68.7	$82.8

Note 9.	Segment Information
Summarized financial information for our segments is presented below.

	Three months ended		Nine months ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in millions)
Net sales, excluding intersegment sales:
Mueller Co.	$199.3	$182.6	$538.5	$465.2
Anvil	100.1	93.3	289.1	277.6
	$299.4	$275.9	$827.6	$742.8
Intersegment sales:
Mueller Co.	$2.2	$1.5	$5.4	$5.3
Anvil	—	0.1	0.1	0.1
	$2.2	$1.6	$5.5	$5.4
Operating income (loss):
Mueller Co.	$30.2	$23.9	$61.5	$36.8
Anvil	12.3	9.9	27.3	27.5
Corporate	(9.6)	(8.1)	(24.7)	(22.1)
	$32.9	$25.7	$64.1	$42.2
Depreciation and amortization:
Mueller Co.	$10.9	$11.3	$33.5	$34.1
Anvil	3.6	3.6	10.6	10.7
Corporate	0.1	0.1	0.3	0.4
	$14.6	$15.0	$44.4	$45.2
Restructuring:
Mueller Co.	$0.2	$0.7	$1.2	$1.9
Anvil	—	—	0.1	0.2
Corporate	—	—	—	(0.1)
	$0.2	$0.7	$1.3	$2.0
Capital expenditures:
Mueller Co.	$6.3	$4.8	$14.6	$12.0
Anvil	2.3	2.6	8.3	7.5
Corporate	0.1	—	0.1	—
	$8.7	$7.4	$23.0	$19.5

Note 10.	Changes in Accumulated Other Comprehensive Loss by Component
The components of the changes in accumulated other comprehensive loss are presented below.

	Foreign currency translation	Minimum pension liability, net of tax	Total
		(in millions)
Balance at September 30, 2012	$9.2	$(96.9)	$(87.7)
Current period other comprehensive income (loss)	(3.7)	7.9	4.2
Balance at June 30, 2013	$5.5	$(89.0)	$(83.5)

Note 11.	Commitments and Contingencies
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
On July 13, 2010, Rohcan Investments Limited, the former owner of property leased by Mueller Canada Ltd. and located in Milton, Ontario, filed suit against Mueller Canada Ltd. and its directors seeking C$10.0 million in damages arising from the defendants' alleged environmental contamination of the property and breach of lease. Mueller Canada Ltd. leased the property from 1988 through 2008. We are pursuing indemnification from a former owner for certain potential liabilities that are alleged in this lawsuit, and we have accrued for other liabilities not covered by indemnification.  On December 7, 2011, the Court denied the plaintiff's motion for summary judgment.
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

In addition, the IRS previously issued a Notice of Proposed Deficiency assessing additional tax of $82.2 million for the fiscal years ended May 31, 2000 through December 31, 2005. Walter Energy filed a formal protest with the IRS, but had not reached a final resolution with the Appeals Division at June 30, 2013. The unresolved issues relate primarily to Walter Energy's method of recognizing revenue on the sale of homes and related interest on the installment notes receivable. The items at issue relate primarily to the timing of revenue recognition and consequently, should the IRS prevail on its positions, Walter Energy's financial exposure should be limited to interest and penalties. As a matter of law, we are jointly and severally liable for any final tax determination for any year in which any of our subsidiaries were members of the Walter Energy consolidated group, which means that we would be liable in the event Walter Energy is unable to pay any amounts owed. Walter Energy has disclosed that it believes its filing positions have substantial merit and that it intends to defend vigorously any claims asserted.
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
In accordance with the income tax allocation agreement, Walter Energy used certain tax assets of one of our predecessors in its calendar 2006 tax return for which payment to us is required. The income tax allocation agreement only requires Walter Energy to make the payment upon realization of the tax benefit by receiving a refund or otherwise offsetting taxes due. Walter Energy currently owes us $11.6 million, which includes recent tax audit and amended tax return adjustments, that is payable pending completion of an IRS audit of Walter Energy's 2006 tax year and the related refund of tax from that year. This receivable is included in other current assets at June 30, 2013.
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
On July 24, 2013, our board of directors declared a dividend of $0.0175 per share on our common stock, payable on or about August 20, 2013, to stockholders of record at the close of business on August 9, 2013.
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

State of incorporation or organization
Anvil International, LLC	Delaware
AnvilStar, LLC	Delaware
Echologics, LLC	Delaware
Henry Pratt Company, LLC	Delaware
Henry Pratt International, LLC	Delaware
Hunt Industries, LLC	Delaware
Hydro Gate, LLC	Delaware
J.B. Smith Mfg. Co., LLC	Delaware
James Jones Company, LLC	Delaware
Milliken Valve, LLC	Delaware
Mueller Co. LLC	Delaware
Mueller Financial Services, LLC	Delaware
Mueller Group, LLC	Delaware
Mueller Group Co-Issuer, Inc.	Delaware
Mueller International, L.L.C.	Delaware
Mueller Property Holdings, LLC	Delaware
Mueller Co. International Holdings, LLC	Delaware
Mueller Service California, Inc.	Delaware
Mueller Service Co., LLC	Delaware
Mueller Systems, LLC	Delaware
OSP, LLC	Delaware
U.S. Pipe Valve & Hydrant, LLC	Delaware

Mueller Water Products, Inc. and Subsidiaries
Condensed Consolidating Balance Sheet
June 30, 2013

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
			(in millions)
Assets:
Cash and cash equivalents	$38.5	$(4.7)	$35.4	$—	$69.2
Receivables, net	0.2	150.3	17.0	—	167.5
Inventories	—	188.2	13.2	—	201.4
Deferred income taxes	28.8	—	0.4	—	29.2
Other current assets	19.7	26.9	1.9	—	48.5
Total current assets	87.2	360.7	67.9	—	515.8
Property, plant and equipment, net	1.5	135.2	8.2	—	144.9
Identifiable intangible assets	—	551.0	1.5	—	552.5
Other noncurrent assets	15.8	0.5	0.9	—	17.2
Investment in subsidiaries	110.5	38.9	—	(149.4)	—
Total assets	$215.0	$1,086.3	$78.5	$(149.4)	$1,230.4
Liabilities and stockholders' equity:
Current portion of long-term debt	$—	$1.3	$—	$—	$1.3
Accounts payable	7.0	67.5	6.1	—	80.6
Other current liabilities	22.3	42.0	4.4	—	68.7
Total current liabilities	29.3	110.8	10.5	—	150.6
Long-term debt	597.9	1.7	—	—	599.6
Deferred income taxes	139.2	—	0.2	—	139.4
Other noncurrent liabilities	70.8	7.6	1.9	—	80.3
Intercompany accounts	(882.7)	855.7	27.0	—	—
Total liabilities	(45.5)	975.8	39.6	—	969.9
Stockholders' equity	260.5	110.5	38.9	(149.4)	260.5
Total liabilities and stockholders' equity	$215.0	$1,086.3	$78.5	$(149.4)	$1,230.4

Mueller Water Products, Inc. and Subsidiaries
Condensed Consolidating Balance Sheet
September 30, 2012

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
			(in millions)
Assets:
Cash and cash equivalents	$53.3	$(3.7)	$33.4	$—	$83.0
Receivables, net	—	146.9	19.2	—	166.1
Inventories	—	169.3	13.9	—	183.2
Deferred income taxes	18.5	—	1.1	—	19.6
Other current assets	10.5	26.3	1.2	—	38.0
Total current assets	82.3	338.8	68.8	—	489.9
Property, plant and equipment, net	1.8	134.2	8.7	—	144.7
Identifiable intangible assets	—	572.2	1.5	—	573.7
Other noncurrent assets	30.5	0.7	1.4	—	32.6
Investment in subsidiaries	27.2	37.9	—	(65.1)	—
Total assets	$141.8	$1,083.8	$80.4	$(65.1)	$1,240.9
Liabilities and stockholders' equity:
Current portion of long-term debt	$—	$1.1	$—	$—	$1.1
Accounts payable	8.3	68.7	7.5	—	84.5
Other current liabilities	29.9	49.0	3.9	—	82.8
Total current liabilities	38.2	118.8	11.4	—	168.4
Long-term debt	619.9	1.8	—	—	621.7
Deferred income taxes	132.0	—	0.8	—	132.8
Other noncurrent liabilities	77.2	7.6	2.0	—	86.8
Intercompany accounts	(956.7)	928.4	28.3	—	—
Total liabilities	(89.4)	1,056.6	42.5	—	1,009.7
Stockholders' equity	231.2	27.2	37.9	(65.1)	231.2
Total liabilities and stockholders' equity	$141.8	$1,083.8	$80.4	$(65.1)	$1,240.9

Mueller Water Products, Inc. and Subsidiaries
Condensed Consolidating Statement of Operations
Three months ended June 30, 2013

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
			(in millions)
Net sales	$—	$263.6	$35.8	$—	$299.4
Cost of sales	—	181.0	28.4	—	209.4
Gross profit	—	82.6	7.4	—	90.0
Operating expenses:
Selling, general and administrative	9.5	43.7	3.7	—	56.9
Restructuring	—	0.2	—	—	0.2
Total operating expenses	9.5	43.9	3.7	—	57.1
Operating income (loss)	(9.5)	38.7	3.7	—	32.9
Interest expense, net	12.7	0.1	(0.1)	—	12.7
Income (loss) before income taxes	(22.2)	38.6	3.8	—	20.2
Income tax expense (benefit)	(4.1)	6.6	1.7	—	4.2
Equity in income of subsidiaries	34.1	2.1	—	(36.2)	—
Income from continuing operations	16.0	34.1	2.1	(36.2)	16.0
Loss from discontinued operations, net of tax	(1.9)	—	—	—	(1.9)
Net income	$14.1	$34.1	$2.1	$(36.2)	$14.1

Mueller Water Products, Inc. and Subsidiaries
Condensed Consolidating Statement of Operations
Three months ended June 30, 2012

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
			(in millions)
Net sales	$—	$238.7	$37.2	$—	$275.9
Cost of sales	—	167.7	28.6	—	196.3
Gross profit	—	71.0	8.6	—	79.6
Operating expenses:
Selling, general and administrative	8.1	40.9	4.2	—	53.2
Restructuring	—	0.6	0.1	—	0.7
Total operating expenses	8.1	41.5	4.3	—	53.9
Operating income (loss)	(8.1)	29.5	4.3	—	25.7
Interest expense, net	14.8	0.1	—	—	14.9
Loss on early extinguishment of debt	1.5	—	—	—	1.5
Income (loss) before income taxes	(24.4)	29.4	4.3	—	9.3
Income tax expense (benefit)	(9.0)	10.7	1.7	—	3.4
Equity in income of subsidiaries	21.3	2.6	—	(23.9)	—
Income from continuing operations	5.9	21.3	2.6	(23.9)	5.9
Income from discontinued operations, net of tax	3.9	—	—	—	3.9
Net income	$9.8	$21.3	$2.6	$(23.9)	$9.8

Mueller Water Products, Inc. and Subsidiaries
Condensed Consolidating Statement of Operations
Nine months ended June 30, 2013

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
			(in millions)
Net sales	$—	$743.4	$84.2	$—	$827.6
Cost of sales	—	534.2	69.0	—	603.2
Gross profit	—	209.2	15.2	—	224.4
Operating expenses:
Selling, general and administrative	24.6	124.5	9.9	—	159.0
Restructuring	—	1.3	—	—	1.3
Total operating expenses	24.6	125.8	9.9	—	160.3
Operating income (loss)	(24.6)	83.4	5.3	—	64.1
Interest expense, net	39.0	0.2	(0.2)	—	39.0
Loss on early extinguishment of debt	1.4	—	—	—	1.4
Income (loss) before income taxes	(65.0)	83.2	5.5	—	23.7
Income tax expense (benefit)	(14.5)	17.8	1.8	—	5.1
Equity in income of subsidiaries	69.1	3.7	—	(72.8)	—
Income from continuing operations	18.6	69.1	3.7	(72.8)	18.6
Income from discontinued operations, net of tax	8.7	—	—	—	8.7
Net income	$27.3	$69.1	$3.7	$(72.8)	$27.3

Mueller Water Products, Inc. and Subsidiaries
Condensed Consolidating Statement of Operations
Nine months ended June 30, 2012

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
			(in millions)
Net sales	$—	$660.8	$82.0	$—	$742.8
Cost of sales	—	483.1	65.2	—	548.3
Gross profit	—	177.7	16.8	—	194.5
Operating expenses:
Selling, general and administrative	21.8	117.7	10.8	—	150.3
Restructuring	(0.1)	2.0	0.1	—	2.0
Total operating expenses	21.7	119.7	10.9	—	152.3
Operating income (loss)	(21.7)	58.0	5.9	—	42.2
Interest expense, net	46.1	0.2	(0.2)	—	46.1
Loss on early extinguishment of debt	1.5	—	—	—	1.5
Income (loss) before income taxes	(69.3)	57.8	6.1	—	(5.4)
Income tax expense (benefit)	(17.2)	19.3	2.0	—	4.1
Equity in income of subsidiaries	42.6	4.1	—	(46.7)	—
Income (loss) from continuing operations	(9.5)	42.6	4.1	(46.7)	(9.5)
Loss from discontinued operations, net of tax	(102.4)	—	—	—	(102.4)
Net income (loss)	$(111.9)	$42.6	$4.1	$(46.7)	$(111.9)

Mueller Water Products, Inc. and Subsidiaries
Condensed Consolidating Statement of Comprehensive Income
Three months ended June 30, 2013

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
			(in millions)
Net income	$14.1	$34.1	$2.1	$(36.2)	$14.1
Other comprehensive income (loss):
Equity in other comprehensive loss of subsidiaries	(1.9)	(1.9)	—	3.8	—
Foreign currency translation	—	—	(1.9)	—	(1.9)
Minimum pension liability, net of tax	2.3	—	—	—	2.3
	0.4	(1.9)	(1.9)	3.8	0.4
Comprehensive income	$14.5	$32.2	$0.2	$(32.4)	$14.5

Mueller Water Products, Inc. and Subsidiaries
Condensed Consolidating Statement of Comprehensive Income (Loss)
Three months ended June 30, 2012

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
			(in millions)
Net income	$9.8	$21.3	$2.6	$(23.9)	$9.8
Other comprehensive loss:
Equity in other comprehensive loss of subsidiaries	(1.6)	(1.6)	—	3.2	—
Natural gas hedges, net of tax	0.2	—	—	—	0.2
Interest rate swap contracts, net of tax	0.8	—	—	—	0.8
Foreign currency translation	—	—	(1.6)	—	(1.6)
Minimum pension liability, net of tax	(0.8)	—	—	—	(0.8)
	(1.4)	(1.6)	(1.6)	3.2	(1.4)
Comprehensive income	$8.4	$19.7	$1.0	$(20.7)	$8.4

Mueller Water Products, Inc. and Subsidiaries
Condensed Consolidating Statement of Comprehensive Income (Loss)
Nine months ended June 30, 2013

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
			(in millions)
Net income	$27.3	$69.1	$3.7	$(72.8)	$27.3
Other comprehensive income (loss):
Equity in other comprehensive loss of subsidiaries	(3.7)	(3.7)	—	7.4	—
Foreign currency translation	—	—	(3.7)	—	(3.7)
Minimum pension liability, net of tax	7.9	—	—	—	7.9
	4.2	(3.7)	(3.7)	7.4	4.2
Comprehensive income	$31.5	$65.4	$—	$(65.4)	$31.5

Mueller Water Products, Inc. and Subsidiaries
Condensed Consolidating Statement of Comprehensive Income (Loss)
Nine months ended June 30, 2012

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
			(in millions)
Net income (loss)	$(111.9)	$42.6	$4.1	$(46.7)	$(111.9)
Other comprehensive income:
Equity in other comprehensive income of subsidiaries	0.4	0.4	—	(0.8)	—
Interest rate swap contracts, net of tax	2.6	—	—	—	2.6
Foreign currency translation	—	—	0.4	—	0.4
Minimum pension liability, net of tax	0.1	—	—	—	0.1
	3.1	0.4	0.4	(0.8)	3.1
Comprehensive income (loss)	$(108.8)	$43.0	$4.5	$(47.5)	$(108.8)

Mueller Water Products, Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows
Nine months ended June 30, 2013

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
			(in millions)
Operating activities:
Net cash provided by operating activities from continuing operations	$16.3	$21.8	$4.7	$—	$42.8
Investing activities:
Capital expenditures	(0.1)	(22.0)	(0.9)	—	(23.0)
Acquisitions, net of cash acquired	—	(1.1)	—	—	(1.1)
Proceeds from sales of assets	—	0.1	—	—	0.1
Net cash used in investing activities from continuing operations	(0.1)	(23.0)	(0.9)	—	(24.0)
Financing activities:
Early repayment of debt	(23.2)	—	—	—	(23.2)
Dividends paid	(8.3)	—	—	—	(8.3)
Common stock issued	2.3	—	—	—	2.3
Shares retained for employee taxes	(1.5)	—	—	—	(1.5)
Payment of deferred financing fees	(0.7)	—	—	—	(0.7)
Other	—	0.2	—	—	0.2
Net cash provided by (used in) financing activities from continuing operations	(31.4)	0.2	—	—	(31.2)
Net cash flows from discontinued operations:
Operating activities	(4.1)	—	—	—	(4.1)
Investing activities	4.5	—	—	—	4.5
Net cash provided by discontinued operations	0.4	—	—	—	0.4
Effect of currency exchange rate changes on cash	—	—	(1.8)	—	(1.8)
Net change in cash and cash equivalents	(14.8)	(1.0)	2.0	—	(13.8)
Cash and cash equivalents at beginning of period	53.3	(3.7)	33.4	—	83.0
Cash and cash equivalents at end of period	$38.5	$(4.7)	$35.4	$—	$69.2

Mueller Water Products, Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows
Nine months ended June 30, 2012

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
			(in millions)
Operating activities:
Net cash provided by (used in) operating activities from continuing operations	$9.5	$16.0	$(1.0)	$—	$24.5
Investing activities:
Capital expenditures	(0.5)	(18.5)	(0.5)	—	(19.5)
Acquisitions, net of cash acquired	—	0.5	—	—	0.5
Proceeds from sales of assets	—	0.4	—	—	0.4
Net cash used in investing activities from continuing operations	(0.5)	(17.6)	(0.5)	—	(18.6)
Financing activities:
Debt paid	(34.0)	—	—	—	(34.0)
Early repayment of debt	(23.2)	—	—	—	(23.2)
Dividends paid	(8.2)	—	—	—	(8.2)
Common stock issued	0.7	—	—	—	0.7
Shares retained for employee taxes	(0.4)	—	—	—	(0.4)
Other	—	0.7	—	—	0.7
Net cash provided by (used in) financing activities from continuing operations	(65.1)	0.7	—	—	(64.4)
Net cash flows from discontinued operations:
Operating activities	(36.6)	—	—	—	(36.6)
Investing activities	87.4	—	—	—	87.4
Net cash used in discontinued operations	50.8	—	—	—	50.8
Effect of currency exchange rate changes on cash	—	—	0.4	—	0.4
Net change in cash and cash equivalents	(5.3)	(0.9)	(1.1)	—	(7.3)
Cash and cash equivalents at beginning of period	36.2	(3.8)	28.6	—	61.0
Cash and cash equivalents at end of period	$30.9	$(4.7)	$27.5	$—	$53.7

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto that appear elsewhere in this report. This report contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements that address activities, events or developments that the Company's management intends, expects, plans, projects, believes or anticipates will or may occur in the future are forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements we make regarding the general municipal spending environment, the condition of our end markets and the performance of each of Mueller Co. and Anvil over future periods. Forward-looking statements are based on certain assumptions and assessments made by management in light of their experience and their perception of historical trends, current conditions and expected future developments. Actual results and the timing of events may differ materially from those contemplated by the forward-looking statements due to a number of factors, including regional, national or global political, economic, business, competitive, market and regulatory conditions and the other factors that are described in the section entitled “RISK FACTORS” in Item 1A. of our annual report on Form 10-K for the year ended September 30, 2012 ("Annual Report"). Undue reliance should not be placed on any forward-looking statements. The Company does not have any intention or obligation to update forward-looking statements, except as required by law.
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
Spending on water infrastructure is based on the condition of the infrastructure systems and access to funding from existing resources, the issuance of debt, higher tax rates or higher water rates. According to Thomson Reuters, municipal bond new money issuances increased 1.4% during the six months ended June 30, 2013 compared to the prior year period. According to U.S. Census Bureau data at March 31, 2013, state and local tax receipts during the quarter ended March 31, 2013 grew 5.1% over the prior year period. The U.S. Census Bureau may revise published survey data from time to time. The Bureau of Labor Statistics' Consumer Price Index for water and sewerage maintenance rates increased by 5.0% during the twelve months ended June 30, 2013. We believe the general municipal spending environment continues to improve, although budget pressures, especially healthcare costs and underfunded retirement plans, and economic uncertainty persist, and water infrastructure is only one of many categories competing for municipal funding.
We believe residential construction activity measures indicate the housing market is improving. U.S. Census Bureau data for housing starts, on a seasonally adjusted annualized basis, indicated that housing starts in June 2013 represented the tenth consecutive month of greater than 800,000 units. June 2013 housing starts were 836,000 total units and 591,000 single family units. June 2013 housing starts were down from May 2013 activity for both total units and single family units.
As another potential future indicator, U.S. Census Bureau data showed housing permits in June 2013 above 800,000 units for the twelfth consecutive month. Total and single family permits grew 16% and 25%, respectively, in June 2013 on a year-over-year basis. June 2013 housing permits were also down from May 2013 activity.We believe an improving housing market also bolsters municipalities' fiscal condition, since local governments benefit from increased property taxes as well as connection and other ancillary fees associated with residential construction.

Although the recent increase in mortgage rates appeared to have reduced some short-term housing demand, longer term we believe the key factors driving demand for new housing will be improvements in job growth, household income and household formation.
According to a June 2013 survey by Ivy Zelman and Associates, demand for land and lots hit a record high for their survey, with strong activity especially in the Central and the West regions, although the pace of improvement has slowed slightly. In particular, the survey noted that the supply of raw land has continued to move lower as demand increases.
Overall, these data points support our more positive outlook in our water infrastructure end markets and give us more confidence that our markets have stabilized and we could see continued growth, although we expect municipal markets to be relatively flat in the fourth quarter of 2013.
We expect Mueller Co. net sales to be slightly lower than the third quarter of 2013, but higher than the fourth quarter of 2012, with a growth rate in the mid-single digits, primarily due to shipment volume growth in valves, hydrants and brass products. We expect only modest year-over-year volume growth in sales of our metering product line in the fourth quarter of 2013 compared to the fourth quarter of 2012 primarily because we have passed the one-year anniversary of a significant meter supply agreement.
We expect Mueller Co.'s fourth quarter operating income and operating margin to improve compared to the prior year period across all of its key product categories.
We had previously expected our Mueller Co.'s metering and leak detection products and services to be profitable for 2013, based on the backlog and the expected timing of contracts that we anticipated being awarded. Some of these contracts have yet to be awarded, and though we may not be awarded all of these contracts; most shipments related to these contracts would be delayed into 2014. As a result, we no longer expect that metering and leak detection will be profitable for 2013.
Most of Anvil's net sales are driven by commercial construction. We expect a slight improvement in its end markets in the fourth quarter of 2013.
Raw material costs have continued to decline. We expect that average costs for all of 2013 will be slightly lower than to costs for 2012, as we expect lower raw material costs will be only partially offset by higher costs for purchased components.

Results of Operations
Three months ended June 30, 2013 compared to three months ended June 30, 2012

	2013
	Mueller Co.	Anvil	Corporate	Total
	(in millions)
Net sales	$199.3	$100.1	$—	$299.4
Gross profit	$59.4	$30.6	$—	$90.0
Operating expenses:
Selling, general and administrative	29.0	18.3	9.6	56.9
Restructuring	0.2	—	—	0.2
Total operating expenses	29.2	18.3	9.6	57.1
Operating income (loss)	$30.2	$12.3	$(9.6)	32.9
Interest expense, net				12.7
Income before income taxes				20.2
Income tax expense				4.2
Income from continuing operations				16.0
Loss from discontinued operations, net of tax				(1.9)
Net income				$14.1
	2012
	Mueller Co.	Anvil	Corporate	Total
	(in millions)
Net sales	$182.6	$93.3	$—	$275.9
Gross profit	$51.6	$28.0	$—	$79.6
Operating expenses:
Selling, general and administrative	27.0	18.1	8.1	53.2
Restructuring	0.7	—	—	0.7
Total operating expenses	27.7	18.1	8.1	53.9
Operating income (loss)	$23.9	$9.9	$(8.1)	25.7
Interest expense, net				14.9
Loss on early extinguishment of debt				1.5
Income before income taxes				9.3
Income tax expense				3.4
Loss from continuing operations				5.9
Loss from discontinued operations, net of tax				3.9
Net income				$9.8
Consolidated Analysis
Net sales for the quarter ended June 30, 2013 increased to $299.4 million from $275.9 million in the prior year period. Net sales increased primarily due to $19.0 million of higher shipment volumes.
Gross profit for the quarter ended June 30, 2013 increased to $90.0 million from $79.6 million in the prior year period. Gross margin benefited primarily from improved sales pricing.
Selling, general and administrative expenses ("SG&A") in the quarter ended June 30, 2013 increased to $56.9 million from $53.2 million in the prior year period. SG&A increased primarily due to higher expenses associated with higher shipment volumes and higher stock-based compensation expense. SG&A decreased as a percentage of net sales to 19.0% in the quarter ended June 30, 2013 compared to 19.3% in the prior year period.
Interest expense, net decreased $2.2 million in the quarter ended June 30, 2013 compared to the prior year period due to $1.3 million of non-cash costs for terminated interest rate swap contracts in the quarter ended June 30, 2012 and $0.9 million due primarily to lower levels of debt outstanding in the quarter ended June 30, 2013. The components of interest expense, net are detailed below.

	Three months ended
	June 30,
	2013	2012
	(in millions)
7.375% Senior Subordinated Notes	$7.7	$7.7
8.75% Senior Unsecured Notes	4.0	4.8
Deferred financing fees amortization	0.5	0.6
ABL Agreement	0.3	0.1
Interest rate swap contracts	—	1.3
Other interest expense	0.2	0.4
	$12.7	$14.9
During the three months ended June 30, 2012, we redeemed $22.5 million principal amount of our 8.75% Senior Unsecured Notes for $23.2 million, plus accrued and unpaid interest. The resulting loss on early extinguishment of debt of $1.5 million included the premium paid and the deferred financing costs and original issue discount that were written off.
The components of income tax expense in continuing operations are provided below.

	Three months ended
	June 30,
	2013	2012
	(in millions)
Expense from pre-tax operating income	$8.1	$3.8
Deferred tax asset valuation allowance adjustment	(4.0)	—
Other discrete items	0.1	(0.4)
	$4.2	$3.4
We did not allocate any income tax expense to discontinued operations in the three months ended June 30, 2013. We allocated $4.3 million of income tax benefit to discontinued operations in the three months ended June 30, 2012, which consisted primarily of valuation-allowance related benefits of $4.2 million.
Segment Analysis
Mueller Co.
Net sales in the quarter ended June 30, 2013 increased to $199.3 million from $182.6 million in the prior year period. Net sales increased primarily due to $14.6 million of higher shipment volumes. We believe that most of this net sales growth came from new residential construction and that municipal spending increased only slightly in the quarter ended June 30, 2013 compared to the prior year period.
Gross profit for the quarter ended June 30, 2013 increased to $59.4 million from $51.6 million in the prior year period primarily due to higher shipment volumes. Gross margin increased to 29.8% for the quarter ended June 30, 2013 compared to 28.3% in the prior year period, primarily due to higher sales prices.
SG&A in the quarter ended June 30, 2013 increased to $29.0 million from $27.0 million in the prior year period primarily due to expenses associated with higher shipment volumes. SG&A were 14.6% and 14.8% of net sales for the quarters ended June 30, 2013 and 2012, respectively.
Anvil
Net sales in the quarter ended June 30, 2013 increased to $100.1 million from $93.3 million in the prior year period. The increase in net sales was primarily due to $4.4 million of higher shipment volumes.
Gross profit in the quarter ended June 30, 2013 increased to $30.6 million from $28.0 million in the prior year period. The increase was primarily due to higher sales pricing. Gross margin increased to 30.6% in the quarter ended June 30, 2013 compared to 30.0% in the prior year period.

SG&A increased to $18.3 million in the quarter ended June 30, 2013 compared to $18.1 million in the prior year period. SG&A were 18.3% and 19.4% of net sales for the quarters ended June 30, 2013 and 2012, respectively.
Corporate
SG&A increased to $9.6 million in the quarter ended June 30, 2013 from $8.1 million in the prior year period primarily due to an increase in stock-based compensation expense.
Nine months ended June 30, 2013 compared to nine months ended June 30, 2012

	2013
	Mueller Co.	Anvil	Corporate	Total
	(in millions)
Net sales	$538.5	$289.1	$—	$827.6
Gross profit	$142.8	$81.6	$—	$224.4
Operating expenses:
Selling, general and administrative	80.1	54.2	24.7	159.0
Restructuring	1.2	0.1	—	1.3
Total operating expenses	81.3	54.3	24.7	160.3
Operating income (loss)	$61.5	$27.3	$(24.7)	64.1
Interest expense, net				39.0
Loss on early extinguishment of debt				1.4
Income before income taxes				23.7
Income tax expense				5.1
Income from continuing operations				18.6
Income from discontinued operations, net of tax				8.7
Net income				$27.3
	2012
	Mueller Co.	Anvil	Corporate	Total
	(in millions)
Net sales	$465.2	$277.6	$—	$742.8
Gross profit	$113.7	$80.8	$—	$194.5
Operating expenses:
Selling, general and administrative	75.0	53.1	22.2	150.3
Restructuring	1.9	0.2	(0.1)	2.0
Total operating expenses	76.9	53.3	22.1	152.3
Operating income (loss)	$36.8	$27.5	$(22.1)	42.2
Interest expense, net				46.1
Loss on early extinguishment of debt				1.5
Loss before income taxes				(5.4)
Income tax expense				4.1
Loss from continuing operations				(9.5)
Loss from discontinued operations, net of tax				(102.4)
Net loss				$(111.9)
Consolidated Analysis
Net sales for the nine months ended June 30, 2013 increased to $827.6 million from $742.8 million in the prior year period. Net sales increased primarily due to $66.8 million of higher shipment volumes at Mueller Co.
Gross profit for the nine months ended June 30, 2013 increased to $224.4 million from $194.5 million in the prior year period. Gross margin increased 90 basis points to 27.1% in the nine months ended June 30, 2013 from 26.2% in the prior year period. Gross profit and gross margin benefited primarily from increased shipment volumes and higher sales pricing.

SG&A in the nine months ended June 30, 2013 increased to $159.0 million from $150.3 million in the prior year period. SG&A increased primarily due to higher expenses associated with higher shipment volumes and higher stock-based compensation expense. SG&A as a percentage of net sales decreased to 19.2% in the nine months ended June 30, 2013 compared to 20.2% in the prior year period.
Interest expense, net decreased $7.1 million in the nine months ended June 30, 2013 compared to the prior year period due to $4.3 million of non-cash costs for terminated interest rate swap contracts in the nine months ended June 30, 2012 and $2.8 million primarily due to lower levels of debt outstanding in the nine months ended June 30, 2013. The components of interest expense, net are detailed below.

	Nine months ended
	June 30,
	2013	2012
	(in millions)
7.375% Senior Subordinated Notes	$23.2	$23.2
8.75% Senior Unsecured Notes	12.8	14.8
Deferred financing fees amortization	1.6	1.8
ABL Agreement	1.2	1.0
Interest rate swap contracts	—	4.3
Other interest expense	0.4	1.2
	39.2	46.3
Interest income	(0.2)	(0.2)
	$39.0	$46.1
During each of the nine months ended June 30, 2013 and 2012, we redeemed $22.5 million principal amount of our 8.75% Senior Unsecured Notes for $23.2 million, plus accrued and unpaid interest. The resulting losses on early extinguishment of debt of $1.4 million and $1.5 million, respectively, included the premiums paid and the deferred financing costs and original issue discounts that were written off.
The components of income tax expense (benefit) in continuing operations are provided below.

	Nine months ended
	June 30,
	2013	2012
	(in millions)
Expense (benefit) from pre-tax operating income (loss)	$9.6	$(2.4)
Deferred tax asset valuation allowance adjustment	(4.5)	5.9
Other discrete items	—	0.6
	$5.1	$4.1
We did not allocate any income tax expense to discontinued operations in the nine months ended June 30, 2013. We allocated $26.4 million of income tax benefit to discontinued operations in the nine months ended June 30, 2012, which consisted of a benefit from operations of $50.7 million partially offset by valuation allowance-related expenses of $24.3 million.
Segment Analysis
Mueller Co.
Net sales in the nine months ended June 30, 2013 increased to $538.5 million from $465.2 million in the prior year period. Net sales increased primarily due to $66.8 million of higher shipment volumes.
Gross profit for the nine months ended June 30, 2013 increased to $142.8 million from $113.7 million in the prior year period primarily due to higher shipment volumes. Gross margin increased to 26.5% for the nine months ended June 30, 2013 compared to 24.4% in the prior year period primarily due to higher shipment volumes.

SG&A in the nine months ended June 30, 2013 increased to $80.1 million compared to $75.0 million in the prior year period primarily due to expenses associated with higher shipment volumes. SG&A were 14.9% and 16.1% of net sales for the nine months ended June 30, 2013 and 2012, respectively.
Anvil
Net sales in the nine months ended June 30, 2013 increased to $289.1 million from $277.6 million in the prior year period. Net sales increased primarily due to $5.8 million of higher shipment volumes.
Gross profit in the nine months ended June 30, 2013 increased to $81.6 million from $80.8 million in the prior year period. The increase in net sales was substantially offset by higher costs of goods sold. Gross margin declined to 28.2% in the nine months ended June 30, 2013 compared to 29.1% in the prior year period.
SG&A increased to $54.2 million in the nine months ended June 30, 2013 from $53.1 million in the prior year period. SG&A were 18.7% and 19.1% of net sales for the nine months ended June 30, 2013 and 2012, respectively.
Corporate
SG&A increased to $24.7 million in the nine months ended June 30, 2013 from $22.2 million in the prior year period primarily due to higher stock-based compensation expense.
Liquidity and Capital Resources
We had cash and cash equivalents of $69.2 million at June 30, 2013. We also had $157.8 million of borrowing capacity under our ABL Agreement using June 30, 2013 data.
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
Cash flows from operating activities from continuing operations are categorized below.

	Nine months ended
	June 30,
	2013	2012
	(in millions)
Collections from customers	$825.3	$733.3
Disbursements other than interest and income taxes	(740.9)	(672.2)
Interest payments, net	(40.9)	(43.8)
Income tax refunds (payments), net	(0.7)	7.2
	$42.8	$24.5
Collections of receivables were higher during the nine months ended June 30, 2013 compared to the prior year period primarily related to the increased net sales compared to a year ago.
Increased disbursements other than interest and income taxes during the nine months ended June 30, 2013 reflect higher purchasing activity associated with higher net sales and general timing differences of disbursements related to the purchase of material, labor and overhead. Also, we contributed $12.7 million to our pension plans in the nine months ended June 30, 2012 and made no contributions during the nine months ended June 30, 2013.
Interest payments, net declined during the nine months ended June 30, 2013 compared to the prior year period primarily due to lower levels of debt outstanding in the nine months ended June 30, 2013.
Income tax refunds (payments), net received during the nine months ended June 30, 2012 represent the collection of amounts due from the carry back of fiscal 2010 taxable losses that were released upon completion of the IRS audit of tax years 2007 through 2010.
Capital expenditures were $23.0 million during the nine months ended June 30, 2013 compared to $19.5 million in the prior year period. We estimate 2013 full year capital expenditures will be between $32 million and $34 million.

Our U.S. pension plan was 101% funded at January 1, 2013 (the most recent date this analysis has been performed) under the provisions of the Pension Protection Act. This reflects the revised governmental guidance of the Moving Ahead for Progress in the 21st Century Act. As a result of this revised guidance, we do not expect to make any contributions to our U.S. pension plan during 2013. A significant portion of the assets invested in our defined benefit pension plans is invested in equity securities. If we lower our estimated rate of return on these assets, pension expense and our required contributions to these plans may increase.
We anticipate that our existing cash, cash equivalents and borrowing capacity combined with our expected cash flows from operating activities will be sufficient to meet our anticipated operating expenses, capital expenditures and debt service obligations as they become due through June 30, 2014. However, our ability to make these payments will depend partly upon our future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control.
ABL Agreement
At June 30, 2013, the ABL Agreement consisted of a revolving credit facility for up to $225.0 million of revolving credit borrowings, swing line loans and letters of credit. The ABL Agreement also permits us to increase the size of the credit facility by an additional $150.0 million in certain circumstances subject to adequate borrowing base availability. We may borrow up to $25.0 million through swing line loans and may have up to $60.0 million of letters of credit outstanding.
Borrowings under the ABL Agreement bear interest at a floating rate equal to LIBOR plus a margin ranging from 175 to 275 basis points, or a base rate, as defined in the ABL Agreement, plus a margin ranging from 75 to 125 basis points. At June 30, 2013, the applicable LIBOR-based margin was 200 basis points.
The ABL Agreement terminates on the earlier of (1) December 18, 2017 and (2) 60 days prior to the final maturity of our 7.375% Senior Subordinated Notes. We pay a commitment fee for any unused borrowing capacity under the ABL Agreement of either 0.375% per annum or 0.25% per annum, based on daily average availability during the previous calendar quarter. As measured using June 30, 2013 data, excess availability as reduced by outstanding letters of credit and accrued fees and expenses of $33.4 million was $157.8 million.
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
8.75% Senior Unsecured Notes
We owed $180.0 million aggregate principal amount of 8.75% Senior Unsecured Notes at June 30, 2013. Interest on the Senior Unsecured Notes is paid semi-annually and the principal is due September 2020. We may redeem up to $33.8 million aggregate principal amount of the Senior Unsecured Notes at a redemption price of 108.75%, plus accrued and unpaid interest, with the net cash proceeds from certain equity offerings prior to September 2013. After August 2015, the Senior Unsecured Notes may be redeemed at specified redemption prices plus accrued and unpaid interest. Upon a “Change of Control” (as defined in the indenture securing the Senior Unsecured Notes), we are required to offer to purchase the outstanding Senior Unsecured Notes at a purchase price of 101.0%, plus accrued and unpaid interest. The Senior Unsecured Notes are secured by the guarantees of essentially all of our U.S. subsidiaries, but are subordinate to borrowings under the ABL Agreement.

7.375% Senior Subordinated Notes
We owed $420.0 million of principal of 7.375% Senior Subordinated Notes at June 30, 2013. Interest on the Senior Subordinated Notes is payable semi-annually and the principal is due June 2017. We may redeem any portion of the Senior Subordinated Notes at specified redemption prices plus accrued and unpaid interest, subject to limitations under our ABL Agreement and the indenture related to our Senior Unsecured Notes. Upon a “Change of Control” (as defined in the indenture securing the Senior Subordinated Notes), we are required to offer to purchase the outstanding Senior Subordinated Notes at 101%, plus accrued and unpaid interest. The Senior Subordinated Notes are secured by the guarantees of essentially all of our U.S. subsidiaries, but are subordinate to the borrowings under the ABL Agreement and the Senior Unsecured Notes.
Our corporate credit rating and the credit rating for our debt are presented below.

	Moody’s		Standard & Poor's
	June 30,	September 30,	June 30,	September 30,
	2013	2012	2013	2012

Corporate credit rating	B3	B3	BB-	B
ABL Agreement	Not rated	Not rated	Not rated	Not rated
8.75% Senior Unsecured Notes	B2	B2	BB-	B+
7.375% Senior Subordinated Notes	Caa2	Caa2	B	CCC+
Outlook	Positive	Positive	Stable	Stable
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
We use letters of credit and surety bonds in the ordinary course of business to ensure the performance of contractual obligations. At June 30, 2013, we had $33.2 million of letters of credit and $45.5 million of surety bonds outstanding.
Seasonality
Our business is dependent upon the construction industry, which is seasonal due to the impact of cold weather conditions. Net sales and operating income have historically been lowest in the quarterly periods ending December 31 and March 31 when the northern United States and all of Canada generally face weather conditions that restrict significant construction activity.

Index to Financial Statements

Item 4.	CONTROLS AND PROCEDURES
During the quarter ended June 30, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the quarter ended June 30, 2013, we repurchased shares of our common stock as follows.

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publically announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April 1-30, 2013	129	$5.74	—	—
May 1-31, 2013	2,495	7.40	—	—
June 1-30, 2013	—	—	—	—
Total	2,624	$7.32	—	—
(1)  These are shares surrendered to us to pay the tax withholding obligations of participants in connection with the lapsing of restrictions on restricted stock units.

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
101*
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language), (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Other Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements.

* Filed with this quarterly report
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MUELLER WATER PRODUCTS, INC.
Date:	August 7, 2013	By:	/s/ Evan L. Hart
Evan L. Hart
Chief Financial Officer