Form 10-K
period 2013-09-30
Mueller Water Products, Inc.
filed 2013-11-22
CIK 1350593

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2013
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒ Yes ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) ☒ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.505 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one): ☒ Large accelerated filer     ☐ Accelerated filer      ☐ Non-accelerated filer     ☐ Smaller reporting company
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes ☒ No
There were 158,364,204 shares of common stock of the registrant outstanding at November 13, 2013 At March 31, 2013, the aggregate market value of the voting and non-voting common stock held by non-affiliates (assuming only for purposes of this computation that directors and executive officers may be affiliates) was $921 million based on the closing price per share as reported on the New York Stock Exchange.
DOCUMENTS INCORPORATED BY REFERENCE
Applicable portions of the Proxy Statement for the Annual Meeting of Stockholders of the Company to be held on January 29, 2014 are incorporated by reference into Part III of this Form 10-K.

Introductory Note
In this Annual Report on Form 10-K (this “annual report”), (1) the “Company,” “we,” “us” or “our” refer to Mueller Water Products, Inc. and its subsidiaries, including Mueller Co. and Anvil; (2) “Mueller Co.” refers to our Mueller Co. segment; (3) “Anvil” refers to our Anvil segment and (4) “U.S. Pipe” refers to our former U.S. Pipe segment. With regard to the Company's segments, “we,” “us” or “our” may also refer to the segment being discussed.
On April 1, 2012, we sold the businesses comprising U.S. Pipe. U.S. Pipe's results of operations have been reclassified as discontinued operations, and its assets and liabilities reclassified as held for sale, for all prior periods. Unless the context indicates otherwise, amounts related to U.S. Pipe have been excluded from amounts presented in this annual report.
Certain of the titles and logos of our products referenced in this annual report are part of our intellectual property. Each trade name, trademark or servicemark of any other company appearing in this annual report is the property of its owner.
Unless the context indicates otherwise, whenever we refer in this annual report to a particular year, we mean our fiscal year ended or ending September 30 in that particular calendar year. We manage our business and report operations through two business segments: Mueller Co. and Anvil, based largely on the products sold and the customers served.
Industry and Market Data
In this annual report, we rely on and refer to information and statistics from third-party sources regarding economic conditions and trends, the demand for our water infrastructure products, flow control and piping component system products and services and the competitive conditions we face in serving our customers and end users. We believe that these sources of information and estimates are reasonably accurate, but we have not independently verified them.
Most of our primary competitors are not publicly traded companies. Only limited current public information is available with respect to the size of our end markets or our relative competitive position. Our statements in this annual report about our end markets and competitive positions are based on our beliefs, studies and judgments concerning industry trends.
Forward-Looking Statements
This annual report contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements that address activities, events or developments that we intend, expect, plan, project, believe or anticipate will or may occur in the future are forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements we make regarding the outlook for general economic conditions, spending by municipalities, the residential and non-residential construction markets and the impacts of these factors on our business. Forward-looking statements are based on certain assumptions and assessments made by us in light of our experience and perception of historical trends, current conditions and expected future developments. Actual results and the timing of events may differ materially from those contemplated by the forward-looking statements due to a number of factors, including regional, national or global political, economic, business, competitive, market and regulatory conditions and the other factors described under the section entitled “RISK FACTORS” in Item 1A of Part I of this annual report.
Undue reliance should not be placed on any forward-looking statements. We do not have any intention or obligation to update forward-looking statements, except as required by law.

		Page
PART I
Item 1.	BUSINESS	1
	Our Company	1
	Business Strategy	2
	Description of Products and Services	2
	Manufacturing	4
	Purchased Components and Raw Materials	4
	Patents, Licenses and Trademarks	5
	Seasonality	5
	Sales, Marketing and Distribution	5
	Backlog	6
	Competition	6
	Research and Development	7
	Regulatory and Environmental Matters	7
	Employees	7
	Geographic Information	7
	Securities Exhange Act Reports	7

Item 1A.	RISK FACTORS	8
	Risks Relating to Our Business	8
	Risks Relating to Our Relationship with Walter Energy	16
Item 2.	PROPERTIES	17
Item 3.	LEGAL PROCEEDINGS	18

PART II
Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	19
	Equity Compensation Plan Information	19
	Sale of Unregistered Securities	19
	Issuer Purchases of Equity Securities	19
	Stock Price Performance Graph	20
Item 6.	SELECTED FINANCIAL DATA	21
Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	22
	Overview	22
	Results of Operations	23
	Financial Condition	27
	Liquidity and Capital Resources	27
	Off-Balance Sheet Arrangements	29
	Contractual Obligations	30
	Effect of Inflation; Seasonality	30
	Critical Accounting Estimates	30
Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	32
Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	33
Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	33
Item 9A.	CONTROLS AND PROCEDURES	33

PART III
Item 10*	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	34
Item 11*	EXECUTIVE COMPENSATION	37
Item 12*	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	37
Item 13*	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	38
Item 14*	PRINCIPAL ACCOUNTANT FEES AND SERVICES	38

PART IV
Item 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	39

*
All or a portion of the referenced section incorporated by reference from our definitive proxy statement that will be issued in connection with the Annual Meeting of Stockholders to be held on January 29, 2014.

PART I

Item 1.	BUSINESS
Our Company
Mueller Water Products, Inc. is a Delaware corporation that was incorporated on September 22, 2005 under the name Mueller Holding Company, Inc. It is the surviving corporation of the merger of Mueller Water Products, LLC and Mueller Water Products Co-Issuer, Inc. with and into Mueller Holding Company, Inc. on February 2, 2006. We changed our name to Mueller Water Products, Inc. on February 2, 2006. On June 1, 2006, we completed an initial public offering of 28,750,000 shares of Series A common stock.
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
On April 1, 2012, we sold U.S. Pipe.
Our principal executive offices are located at 1200 Abernathy Road N.E., Suite 1200, Atlanta, Georgia 30328, and our main telephone number at that address is (770) 206-4200.
Mueller Water Products, Inc. is a leading manufacturer and marketer of products and services used in the transmission, distribution and measurement of water in North America. Our products and services are used by municipalities and the residential and non-residential construction industries. Certain of our products have leading positions due to their strong brand recognition and reputation for quality, service and innovation. We believe that we have one of the largest installed bases of iron gate valves and fire hydrants in the United States. Our valve or fire hydrant products are specified for use in all of the 100 largest metropolitan areas in the United States. Our large installed base, broad product range and well-known brands have led to long-standing relationships with the key distributors and end users of our products. Our consolidated net sales were $1,120.8 million in 2013.
We manage our business and report operations through two segments, based largely on the products sold and the customers served: Mueller Co. and Anvil. Segment sales, operating results and additional financial data and commentary are provided in the Segment Analysis section in Part II, Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” and in Note 14 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Schedules” of this annual report.
Mueller Co.
Mueller Co. manufactures valves for water and gas systems, including iron gate, butterfly, tapping, check, plug and ball valves, as well as dry-barrel and wet-barrel fire hydrants and a broad line of pipe repair products, such as clamps and couplings used to repair leaks. Mueller Co. also offers residential and commercial water metering products and systems and water leak detection and pipe condition assessment products and services. Mueller Co. had net sales of $729.5 million in 2013. Sales of Mueller Co. products are driven principally by spending on water and wastewater infrastructure upgrade, repair and replacement and construction of new water and wastewater infrastructure, which is typically associated with construction of new residential communities. Mueller Co. products are sold primarily through waterworks distributors. We estimate that a majority of Mueller Co.'s 2013 net sales were for infrastructure upgrade, repair and replacement.
Anvil
Anvil manufactures and sources a broad range of products, including a variety of fittings, couplings, hangers, valves and related products for use in non-residential construction (including HVAC and fire protection applications), industrial, power and oil & gas end markets. Anvil had net sales of $391.3 million in 2013. Anvil's products are sold primarily through distributors who then sell the products to a wide variety of end users. These distributors are serviced primarily through Anvil's distribution centers.

Business Strategy
Our business strategy is to capitalize on the large, attractive and growing water infrastructure markets. Key elements of this strategy are as follows:
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
We will continue to pursue superior product engineering, design and manufacturing by investing in technologically advanced manufacturing processes, such as lost foam casting and automated molding machinery. We will also seek opportunities to improve manufacturing efficiency by increasing the use of our manufacturing facility in China and continuing our other cost-reduction and efficiency initiatives. We will continue to expand the use of LEAN manufacturing and Six Sigma business improvement methodologies where appropriate to safely capture higher levels of quality, service and operational efficiency. We will also continue to evaluate outsourcing certain products wherever doing so will lower our costs while maintaining high quality and service levels.
We will seek to develop, acquire and invest in businesses and technologies that expand our existing portfolio of businesses or that allow us to enter new markets.
We will continue to evaluate the development and acquisition of strategic businesses, technologies and product lines with the potential to strengthen our competitive positions, enhance or expand our existing product and service offerings, expand our technological capabilities, provide synergistic opportunities or that allow us to enter new markets.  As part of this strategy, we may pursue international opportunities, including acquisitions, joint ventures and partnerships, that allow us to expand product offerings or to enter new markets. We will also continue to invest, through acquisition or internal development, in technologies and intellectual capital, and in product development to enhance or expand our existing product and service offerings.
Description of Products and Services
We offer a broad line of water infrastructure, flow control and piping component system products primarily in the United States and Canada. Mueller Co.'s principal products are water and gas valves, fire hydrants, water metering products and systems, leak detection and pipe condition assessment products and services. Anvil offers a broad range of pipe fittings, couplings and hangers. Our products are designed, manufactured and tested in compliance with industry standards, where applicable.
Mueller Co.
Mueller Co.'s water products are manufactured to meet or exceed American Water Works Association (“AWWA”) Standards and, where applicable, certified to NSF 61 for potable water conveyance. In addition, many of these products carry Underwriters Laboratory (“UL”) and Factory Mutual (“FM”) approvals. These products are typically specified by the water utility for use in its system.
Water and Gas Valves and Related Products.  Mueller Co. manufactures valves for water and gas systems, including iron gate, butterfly, tapping, check, plug and ball valves, and sells these products under a variety of brand names, including Mueller and U.S. Pipe Valve and Hydrant. Water and gas valves and related products, generally made of iron or brass. accounted for $434.1 million, $401.8 million and $387.9 million of our gross sales in 2013, 2012 and 2011, respectively. Our valve products are used to control transmission of potable water, non-potable water or gas. Water valve products typically range in size from ¾ inch to 36 inches in diameter. We also manufacture significantly larger valves as custom order work through our Henry Pratt unit. Most of these valves are used in water distribution and water treatment facilities.
We also produce small valves, meter bars and line stopper fittings for use in gas systems. In addition, we manufacture machines and tools for tapping, drilling, extracting, installing and stopping-off, which are designed to work with our water and gas fittings and valves as an integrated system.

Fire Hydrants.  Mueller Co. manufactures dry-barrel and wet-barrel fire hydrants. Sales of fire hydrants and fire hydrant parts accounted for $161.5 million, $149.0 million and $137.6 million of our gross sales in 2013, 2012 and 2011, respectively. We sell fire hydrants for new water infrastructure development, fire protection systems and water infrastructure repair and replacement projects.
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
Most municipalities have a limited number of fire hydrant brands that are approved for installation within their systems due to their desire to use the same tools and operating instructions across their systems and to minimize inventories of spare parts. We believe that our large installed base of fire hydrants throughout the United States and Canada and our reputation for superior quality and performance, together with our incumbent specification positions, have contributed to the leading positions of our fire hydrants. Our large installed base also leads to recurring sales as components of an installed hydrant are replaced.
Water Technologies and Other Products and Services.  Mueller Co. manufactures and sources a variety of water technology products under the Mueller Systems and Hersey Meters brand names that are designed to help water providers accurately measure and control water usage. These products, which include water meters, advanced metering infrastructure systems and automated meter reading products, have the capability to measure water usage ranging from small residential flows to large commercial and industrial applications. Our remote disconnect water meter enables the water flow to be stopped and started remotely. Sales of meters and related products and services accounted for $89.7 million, $58.5 million and $41.9 million of our gross sales in 2013, 2012 and 2011, respectively.
Mueller Co. offers leak detection and pipe condition assessment products and services under the Echologics brand name. Other products include pipe repair products, such as clamps and couplings used to repair leaks and municipal castings, such as manhole covers and street drain grates. We sell these products under the Mueller and Jones brand names.
Anvil
Anvil products include a variety of fittings, couplings, hangers, valves and related piping component system products for use in non-residential construction (including HVAC and fire protection applications), industrial, power and oil & gas end markets. Anvil's net sales were $391.3 million, $371.5 million and $359.1 million in 2013, 2012 and 2011, respectively, of which $93.1 million, $84.8 million and $79.2 million, respectively, were of products manufactured by third parties.
The majority of Anvil's products are not specified by an architect or an engineer, but are required to be manufactured to industry specifications, which could include material composition, tensile strength and various other requirements. Many products carry the UL, FM or other approval rating.

Fittings and Couplings. Anvil manufactures threaded and grooved pipe fittings and couplings. Pipe fittings and couplings join pieces of pipe together. The five primary categories of pipe fittings and couplings that we manufacture are:

•
Cast Iron Fittings. Cast iron is an economical threaded fittings material and is the standard used in the United States for low pressure applications, such as sprinkler systems and other fire protection systems. We believe that the substantial majority of our cast iron products are used in the fire protection industry, with the remainder used in steam and other HVAC applications.

•
Malleable Iron Fittings and Unions.  Malleable iron is a cast iron that is heat-treated to make it stronger, allowing a thinner wall and a lighter product. Malleable iron is primarily used to join pipe in gas, plumbing and HVAC applications.

•	Grooved Fittings, Couplings and Valves. Grooved products use a threadless pipe-joining method that does not require welding.

•	Threaded Steel Pipe Couplings. Threaded steel pipe couplings are used by plumbing and electrical end users to join pipe and conduit and by pipe mills as threaded end protectors.

•
Nipples.  Pipe nipples are used to expand or compress the flow between pipes of different diameters. Our pipe nipple product line is a complementary product offering that is packaged with cast iron fittings for fire protection products, malleable iron fittings for industrial applications and our forged steel products for oil & gas and chemical applications. Pipe nipples are also general plumbing items.

Hangers. Anvil manufactures a broad array of pipe hangers and supports.  Standard pipe hangers and supports are used in fire protection sprinkler systems and HVAC applications where the objective is to provide rigid support from the building structure. Special order, or engineered, pipe supports are used in power and chemical plants to support piping systems that must withstand thermal, dynamic or seismic movement.
Other Products.  Anvil distributes other products, including forged steel pipe fittings, hammer unions, bull plugs and swage nipples used to connect pipe in oil & gas applications.
Manufacturing
See “Item 2. PROPERTIES” for a description of our principal manufacturing facilities.
We will continue to expand the use of LEAN manufacturing and Six Sigma business improvement methodologies where appropriate to safely capture higher levels of quality, service and operational efficiency.
Mueller Co.
Mueller Co. operates ten manufacturing facilities located in the United States, Canada and China. Our manufacturing operations include foundry, machining, fabrication, assembly, testing and painting operations. Not all facilities perform each of these operations. Our existing manufacturing capacity is sufficient for anticipated near-term requirements. We have no current plans to expand capacity.
Mueller Co. foundries use lost foam and green sand casting techniques. We use the lost foam technique for fire hydrant production in our Albertville, Alabama facility and for iron gate valve production in our Chattanooga, Tennessee facility. The lost foam technique has several advantages over the green sand technique for high-volume products, including a reduction in the number of manual finishing operations, lower scrap levels and the ability to reuse some of the materials.
Anvil
Anvil operates nine manufacturing facilities located in the United States.  Our manufacturing operations include foundry, heat treating, machining, fabricating, assembling, testing and painting operations.  Not all facilities perform each of these operations. Our foundry operations employ automated vertical and horizontal green sand molding equipment. Our products are made in a high volume production environment, with extensive use of high-speed computer controlled machines and other automated equipment.
Purchased Components and Raw Materials
Our products are made using various purchased components and several basic raw materials, including scrap steel, sand, resin, brass ingot and steel pipe. Purchased parts and raw materials represented 34% and 17%, respectively, of cost of sales in 2013.

Patents, Licenses and Trademarks
We have active patents relating to the design of our products and trademarks for our brands and products. We have filed and continue to file, when appropriate, patent applications used in connection with our business and products. Most of the patents for technology underlying the majority of our products have been in the public domain for many years, and we do not believe third-party patents individually or in the aggregate are material to our business. However, we consider the pool of proprietary information, consisting of expertise and trade secrets relating to the design, manufacture and operation of our products to be particularly important and valuable. We generally own the rights to the products that we manufacture and sell and we are not dependent in any material way upon any license or franchise to operate. See “Item 1A. RISK FACTORS-Any inability to protect our intellectual property or our failure to effectively defend against intellectual property infringement claims could adversely affect our competitive position.”
The table below highlights selected brand names by segment.

Mueller Co.		Anvil
Canada Valve™	Mi.Data™	Anvil®
Echologics®	Mi.Hydrant™	AnvilStar®
Hersey®	Mi.Net®	Anvil-Strut®
HydroGate®	Milliken™	Beck®
HydroGuard®	Mueller SystemsSM	Catawissa™
Jones®	Mueller®	Gruvlok®
LeakFinderRT™	Pratt®	J.B. Smith™
LeakListener™	U.S. Pipe Valve and Hydrant	Merit®
LeakTuner™		SPF®
Seasonality
See “Item 1A. RISK FACTORS-Seasonal demand for certain of our products may adversely affect our financial results.” and “Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Effect of Inflation; Seasonality.”
Sales, Marketing and Distribution
We sell primarily to distributors. Our distributor relationships are generally non-exclusive, but we attempt to align ourselves with key distributors in every market we serve. We believe that Mueller is the most recognized brand in the U.S. water infrastructure industry.
Mueller Co.
Mueller Co. sells its products primarily through waterworks distributors to a wide variety of end user customers, including municipalities, water and wastewater utilities, gas utilities, and fire protection and construction contractors. Sales of our products are heavily influenced by the specifications for the underlying projects. Approximately 11%, 13% and 14% of Mueller Co.'s net sales were to Canadian customers in 2013, 2012 and 2011, respectively.
At September 30, 2013, Mueller Co. had 112 sales representatives in the field and 113 inside marketing and sales professionals, as well as 120 independent manufacturers' representatives. In addition to calling on distributors, these representatives call on municipalities, water companies and other end users to ensure that the products specified for their projects are our products or comparable to our products. Municipalities often require contractors to use the same products that have been used historically by that municipality.
Mueller Co.'s large installed base, broad product range and well-known brands have led to many long-standing relationships with the key distributors in the industries we serve. Our distribution network covers all of the major locations for our products in the United States and Canada. Although we have long-standing relationships with most of our key distributors, we typically do not have long-term contracts with them, including our two largest distributors, which together accounted for approximately 29% of Mueller Co.'s gross sales in each of 2013, 2012 and 2011. The loss of either of these distributors would have a material adverse effect on our business. See “Item 1A. RISK FACTORS-Our business depends on a small group of key distributors for a significant portion of our sales.”

Anvil
Anvil sells its products primarily to distributors who then resell the products to a wide variety of end users, including commercial contractors. At September 30, 2013, Anvil's sales force consisted of 133 sales and customer service representatives and 24 independent sales representatives. Anvil ships products primarily from four regional distribution centers, which generally provide 24-hour turnaround. Approximately 6%, 7% and 7% of Anvil's net sales were to Canadian customers in 2013, 2012 and 2011, respectively.
Anvil generally does not have long-term contracts with its distributors, although it has long-standing relationships with most of its key distributors. Anvil's top five distributors together accounted for approximately 24% of Anvil's gross sales in each of 2013, 2012 and 2011. The loss of any one of these distributors could have a material adverse effect on our business. See “Item 1A. RISK FACTORS-Our business depends on a small group of key distributors for a significant portion of our sales.”
Backlog

Backlog is a meaningful indicator for the Henry Pratt and Mueller Systems business units of Mueller Co. Henry Pratt manufactures valves and other parts for large projects that typically require design and build specifications. The delivery lead time for parts used for these projects can be as long as nine months, and we expect that approximately 5% to 10% of Henry Pratt's backlog will not be fulfilled until 2015. Mueller Systems manufactures or sources water meters that are sometimes ordered in large quantities with delivery dates over an extended time period, and we expect that $4.7 million of Mueller Systems' backlog will not be fulfilled until 2015. Backlog for Henry Pratt and Mueller Systems is presented below.

	September 30,
	2013	2012
	(in millions)
Henry Pratt	$62.6	$64.1
Mueller Systems	30.7	21.9
Competition
The U.S. and Canadian markets for water infrastructure, flow control and piping component system products are very competitive. See “Item 1A. RISK FACTORS-Our markets are very competitive. Strong competition could adversely affect prices and demand for our products and services, which would adversely affect our operating results.” There are only a few competitors for most of our product and service offerings. Many of our competitors are well-established companies with products that have strong brand recognition. We consider our installed base, product quality, customer service level, brand recognition, innovation, distribution and technical support to be competitive strengths.
The competitive environment for most of Mueller Co.'s valve and hydrant products is mature and many end users are slow to transition to brands other than their historically preferred brand. It is difficult to increase market share in this environment. We believe that Mueller Co. fire hydrants and valves enjoy strong competitive positions based primarily on their installed base, product quality and brand recognition. Our principal competitors for fire hydrants and iron gate valves are McWane, Inc. and American Cast Iron Pipe Company. The primary competitors for our brass products are The Ford Meter Box Company, Inc. and A.Y. McDonald Mfg. Co. Many brass valves are interchangeable among different manufacturers.
The water meter markets in the United States are very competitive and we believe in the process of transitioning from manually-read meters to automatically-read meters. Although our market position is relatively small, we believe our automatically-read meters and associated technology are well-positioned to gain a greater share of this market. Our principal competitors are Sensus, Neptune Technology Group, Inc., Badger Meter, Inc., Aclara LLC and Itron, Inc.
The markets for Anvil's products are highly competitive, price-sensitive and vulnerable to the increased acceptance of products produced in perceived lower-cost countries, such as China and India. We compete primarily on the basis of availability, service, price and breadth of product offerings. Our primary competitors are Ward Manufacturing L.L.C. for cast iron and malleable iron fittings, Victaulic Company and Tyco International Ltd. for ductile grooved fittings and ERICO International Corporation, Cooper Industries plc and Carpenter & Paterson, Inc. for pipe hangers. Historically, our mechanical and industrial customers have been slower to accept products manufactured outside the United States than our fire protection customers.

Research and Development
Our primary research and development (“R&D”) facilities are located in Chattanooga, Tennessee and Middleborough, Massachusetts for Mueller Co. and in North Kingstown, Rhode Island for Anvil. The primary focus of these operations is to develop new products, improve and refine existing products and obtain and assure compliance with industry approval certifications or standards (such as AWWA, UL, FM and The Public Health and Safety Company).  At September 30, 2013, we employed 101 people dedicated to R&D activities.  R&D expenses were $14.8 million, $12.7 million and $9.9 million during 2013, 2012 and 2011, respectively. The increases in our R&D expenses relate primarily to development of our newer water technologies and related products.
Regulatory and Environmental Matters
Our operations are subject to numerous federal, state and local laws and regulations, both within and outside the United States, in areas such as: competition, government contracts, international trade, labor and employment, tax, licensing, consumer protection, environmental protection, workplace health and safety, and others.  These and other laws and regulations impact the manner in which we conduct our business, and changes in legislation or government policies can affect our operations, both favorably and unfavorably. We are not aware of any pending rule or regulation that is likely to have a material adverse effect on our operations. See “Item 1A. RISK FACTORS-We are subject to environmental, health and safety laws and regulations.”
Employees
At September 30, 2013, we employed approximately 4,100 people, of whom approximately 90% work in the United States. At September 30, 2013, approximately 65% of our hourly workforce was represented by collective bargaining agreements.
Our locations with employees covered by such agreements are presented below.

Location	Expiration of current agreement(s)
Albertville, AL	September 2014
Aurora, IL	August 2015
Decatur, IL	June 2016
University Park, IL	April 2014
Bloomington, MN	March 2015
Columbia, PA	April 2014 and May 2014
Chattanooga, TN	October 2016 and January 2017
Henderson, TN	December 2014
St. Jerome, Canada	November 2014
Simcoe, Canada	October 2018
We believe that relations with our employees, including those represented by collective bargaining agreements, are good.
Geographic Information
See Note 14 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Schedules”.
Securities Exchange Act Reports
We file annual and quarterly reports, proxy statements and other information with the U.S. Securities and Exchange Commission ("SEC"). You may read and print materials that we have filed with the SEC from its website at www.sec.gov. Our SEC filings may also be viewed and copied at the SEC public reference room located at 100 F Street, N.E., Washington, DC 20549. You may call the SEC at 1-800-SEC-0330 for further information on the public reference room.
In addition, certain of our SEC filings, including our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and amendments to them can be viewed and printed from the investor information section of our website at www.muellerwaterproducts.com free of charge. Copies of our filings, specified exhibits and corporate governance materials are also available, free of charge, by writing us using the address on the cover of this annual report.
We are not including the information on our website as a part of, or incorporating it by reference into, this annual report.

Item 1A. RISK FACTORS
Risks Relating to Our Business
Our end markets are subject to risks relating to general economic cycles and conditions, which affect demand for our products and services and may adversely affect our financial results.
Our primary end markets are municipal water distribution and treatment systems, the non-residential construction industry, the oil & gas industry and new water and wastewater infrastructure associated with new residential construction. Sustained uncertainty about any of these end markets could cause our relevant distributors and end use customers to delay purchasing, or determine not to purchase, our products or services. General economic and other factors, including unemployment levels, energy costs, the state of the credit markets (including municipal bonds, mortgages, home equity loans and consumer credit) and other factors beyond our control, could adversely affect our sales, profitability and cash flows.
A significant portion of our business depends on spending for water and wastewater infrastructure construction activity.
A significant portion of our business depends on local, state and federal spending on water and wastewater infrastructure upgrade, repair and replacement. Funds for water and wastewater infrastructure repair and replacement typically come from local taxes or water fees, and the ability of state and local governments to increase taxes or water fees may be limited. In addition, state and local governments that do not budget for capital expenditures in setting tax rates and water fees may be unable to pay for water infrastructure repair and replacement if they do not have access to other funding sources. It is not unusual for water and wastewater projects to be delayed and rescheduled for a number of reasons, including changes in project priorities and difficulties in complying with environmental and other governmental regulations. In addition, reductions or delays in federal spending related to water or wastewater infrastructure could adversely affect state or local projects and may adversely affect our financial results.
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
Residential construction activity is important to our business and adverse conditions or sustained uncertainty regarding this market could adversely affect our financial results.
Because a significant portion of our business depends on new water and wastewater infrastructure spending, which in turn largely depends on residential construction, our financial performance depends significantly on the stability and growth of the residential construction market. This market depends on a variety of factors beyond our control, including consumer confidence and the availability of mortgage financing, as well as the mix between single and multifamily construction and the extent to which new construction precipitates the development of raw land. Adverse conditions or sustained uncertainty regarding the residential construction market could adversely affect our sales, profitability and cash flows.

Commercial construction activity is important to our business and adverse conditions or continued sustained uncertainty regarding economic conditions could adversely affect our financial results.
Like residential construction, commercial construction is important to our business. Accordingly, our business has been significantly and adversely affected by declines in commercial construction activity due to, among other things, tight credit markets and reductions in construction spending. Continued uncertainty about current economic conditions will continue to pose a risk to us as market participants may postpone spending until conditions improve, which would adversely affect demand for some of our products. Adverse conditions or sustained uncertainty regarding the commercial construction market could adversely affect our sales, profitability and cash flows.
Our business depends on a small group of key distributors for a significant portion of our sales.
We sell our products primarily to distributors and our success depends on these outside parties operating their businesses profitably and effectively. These distributors' profitability and effectiveness can vary significantly from company to company and from region to region within the same company. Further, our largest distributors generally also carry competing products. We may fail to align our operations with successful distributors in any given market.
Approximately 38% of our 2013 gross sales were to our 10 largest distributors, and approximately 23% of our 2013 gross sales were to our two largest distributors, Ferguson Enterprises, Inc. and HD Supply, Inc. In 2013, these two distributors accounted for 15% and 14%, respectively, of gross sales for Mueller Co.
Distributors in our industry have experienced consolidation in recent years. If such consolidation continues, our distributors could be acquired by other distributors who have better relationships with our competitors. Pricing and profit margin pressure may intensify. Pricing and profit margin pressure or the loss of any one of our key distributors in any market could adversely affect our operating results.
Strong competition could adversely affect prices and demand for our products and services, which would adversely affect our operating results.
The U.S. and Canadian markets for water infrastructure, flow control and piping component products are very competitive. While there are only a few competitors for most of our product and service offerings, many of our competitors are well-established companies with strong brand recognition. We compete on the basis of a variety of factors, including the quality, price and innovation of our products and services. Anvil's products in particular also compete on availability and breadth of product offerings and are sold in fragmented markets with low barriers to entry. Our ability to retain our customers in the face of competition depends on our ability to market our products and services to our customers and end users effectively.
In addition to competition from U.S. companies, we face the threat of competition from companies from other countries. The intensity of competition from these companies is affected by fluctuations in the value of the U.S. dollar against their local currencies, the cost to ship competitive products into North America and the availability of trade remedies, if any. Competition may also increase as a result of U.S. competitors shifting their operations to lower-cost countries or otherwise reducing their costs.
Our competitors may reduce the prices of their products or services, improve their quality, improve their functionality or enhance their marketing or sales activities. Any of these potential developments could adversely affect our prices and demand for our products and services.
Our reliance on vendors for certain products, some of which are single-source or limited source suppliers, could harm our business by adversely affecting product availability, reliability and cost.
We maintain several single-source or limited-source supplier relationships with manufacturers, including some located in China. If the supply of a critical single- or limited-source product is delayed or curtailed, we may not be able to ship the related products in desired quantities and in a timely manner. Even where multiple sources of supply are available, qualification of the alternative suppliers and establishment of reliable supplies could result in delays and a possible loss of sales, which could harm our operating results.
These relationships reduce our direct control over production. Our reliance on these vendors subjects us to a greater risk of shortages, and reduced control over delivery schedules of products, as well as a greater risk of increases in product costs. Our strategy is to stock low levels of product inventories, so a disruption in product availability could harm our financial performance and our ability to satisfy customer needs. In addition, defective products from these manufacturers could reduce product reliability and harm our reputation.

A disruption in our supply chain or other factors impacting the distribution of our products could adversely affect our business.
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
Transportation costs can be an important factor in a customer's purchasing decision. Many of our products are big, bulky and heavy, which tend to increase transportation costs. We also have relatively few manufacturing sites, which tends to increase transportation distances to our customers and costs. High transportation costs could make our products less competitive compared to similar or alternative products offered by competitors.
We typically depend on rail, barge and trucking systems to deliver our products to customers. While Mueller Co.'s customers typically arrange and pay for transportation from our factory to the point of use, disruption of these transportation services because of weather-related problems, strikes, lock-outs or other events could temporarily impair our ability to supply our products to our customers, thereby adversely affecting our sales, profitability and cash flows.
The long-term success of our Echologics and Mueller Systems businesses depends on market acceptance of newer technology products and services.
Our newer technologies comprise smart metering and leak detection and pipe condition assessment products and services. Our investments in smart metering have focused on the market for advanced metering infrastructure (“AMI”) and have been based on our belief that water utilities will transition over time from traditional manual-read meters to automatically-read meters. The market for AMI is relatively new and evolving. Water utilities have traditionally been slow adopters of new technology and may not adopt AMI as quickly as we expect, or at all, due, in part, to the substantial upfront cost and investment related to installation of AMI systems. Further, some states have adopted laws or regulations making it easier for customers to opt out of smart metering programs once they are adopted. The pace of AMI adoption would be adversely affected if large numbers of customers opt out of these programs. Similarly, the adoption of our leak detection and pipe condition assessment products and services depends on the willingness of our customers to invest in new product and service offerings, and the pace of adoption may be slower than we expect. If the market for AMI develops more slowly than we expect or if our new leak detection and pipe condition assessment products and services fail to gain market acceptance, our opportunity to grow these businesses will be limited.
Some of our newer technology products and services may prove to be more costly than we expect.
Because we have begun selling some of our newer technology products and services only recently, our success will depend, in part, on our ability to anticipate and manage a variety of issues associated with new products and services, such as quality problems or other defects that were not anticipated and accurately predicting and controlling costs associated with manufacturing, installation, maintenance and warranties. Our sales, profitability or cash flows may be adversely affected if our newer technology products and services experience reliability, quality or design problems.
We manage our business as a decentralized organization, which presents risks.
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
Our business strategy includes developing, acquiring and investing in companies and technologies that broaden our product portfolio or complement our existing business, which could be unsuccessful or consume significant resources and adversely affect our operating results.
We will continue to evaluate the development or acquisition of strategic businesses, technologies and product lines with the potential to strengthen our industry position or enhance our existing set of product and service offerings. We may be unable to identify or successfully complete suitable acquisitions in the future and completed acquisitions may not be successful.

Acquisitions and technology investments may involve significant cash expenditures, debt incurrence, operating losses and expenses that could have a material adverse effect on our business, financial condition, results of operations and cash flows. These types of transactions involve numerous other risks, including:

•	diversion of management time and attention from existing operations;

•	difficulties in integrating acquired businesses, technologies and personnel into our business;

•
difficulties in obtaining and verifying relevant information regarding a business or technology prior to the consummation of the transaction, including the identification and assessment of liabilities, claims or other circumstances, including those relating to intellectual property claims, that could result in litigation or regulatory exposure;

•	verifying the financial statements and other business information of an acquired business;

•	inability to obtain required regulatory approvals and/or required financing on favorable terms;

•	potential loss of key employees, contractual relationships or customers;

•	increased operating expenses related to the acquired businesses or technologies;

•	the failure of new technologies, products or services to gain market acceptance with acceptable profit margins;

•	entering new markets in which we have little or no experience or in which competitors may have stronger market positions;

•	dilution of interests of holders of our common shares through the issuance of equity securities or equity-linked securities; and

•	inability to achieve expected synergies.
Any acquisitions or investments may ultimately harm our business or financial condition, as they may not be successful and may ultimately result in impairment charges.
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

Any inability to protect our intellectual property or our failure to effectively defend against intellectual property infringement claims could adversely affect our competitive position.
Our business depends on our technology and expertise, which were largely developed internally and are not subject to statutory protection. We rely on a combination of patent protection, copyright and trademark laws, trade secrets protection, employee and third-party confidentiality agreements and technical measures to protect our intellectual property rights. The measures that we take to protect our intellectual property rights may not adequately deter infringement, misappropriation or independent development of our technology, and they may not prevent an unauthorized party from obtaining or using information or intellectual property that we regard as proprietary or keep others from using brand names similar to our own. The disclosure, misappropriation or infringement of our intellectual property could harm our competitive position. In addition, our actions to enforce our rights may result in substantial costs and the diversion of management time and other resources. We may also be subject to intellectual property infringement claims from time to time, which may result in additional expenses and diverting resources to respond to these claims. Finally, for those products in our portfolio that rely on patent protection, once a patent has expired the product is generally open to competition. Products under patent protection usually generate significantly higher revenue and earnings than those not protected by patents. If we fail to successfully enforce our intellectual property rights or register new patents, our competitive position could suffer, which could adversely affect our business, financial condition, results of operations and cash flows.
If we do not successfully maintain our information and technology networks, or if we are unable to maintain the security of our information and technology networks, our operations could be disrupted and unanticipated increases in costs and/or decreases in revenues could result.
We rely on various information technology systems, some of which are controlled by outside service providers, to manage key aspects of our operations. Therefore, the proper functioning of our information technology systems is important to the successful operation of our business. If critical information technology systems fail, or are otherwise unavailable, our ability to process orders, track credit risk, identify business opportunities, maintain proper levels of inventories, collect accounts receivable and pay expenses and otherwise manage our business would be adversely affected.
We depend on the Internet and our information technology infrastructure for electronic communications among our locations around the world and between our personnel and suppliers and customers. Security breaches of this infrastructure can create system disruptions, shutdowns or unauthorized disclosure of confidential information. If we or our service providers are unable to prevent such breaches, our operations could be disrupted or we may suffer financial damage, loss or reputational damage because of lost or misappropriated information.
We may fail to effectively manage customer data, which could damage our reputation, result in substantial additional costs and subject us to litigation.
As we grow our water technology businesses, we continue to accumulate increasing volumes of customer data. Our efforts to protect this information may be unsuccessful due to employee errors or malfeasance, technical malfunctions, the actions of third parties or other factors. If any of these events occur, our customers’ data could be accessed or disclosed improperly, which could expose us to liability, damage our reputation and deter current and potential users from using our products and services. The regulatory environment related to information security, data collection and privacy is increasingly rigorous, with new and constantly changing requirements applicable to our business, and compliance with those requirements could result in additional costs.
We are subject to a variety of claims, investigations and litigation that could adversely affect our results of operations and harm our reputation.
In the normal course of our business, we are subject to claims and lawsuits, including from time to time claims for damages related to product liability and warranties, investigations by governmental agencies, litigation alleging the infringement of intellectual property rights and litigation related to employee matters and commercial disputes. The defense of these lawsuits and involvement in these investigations may divert our management's attention, and we may incur significant defense expenses. In addition, we may be required to pay damage awards, penalties or settlements, or become subject to injunctions or other equitable remedies, that could have a material adverse effect on our business, financial condition, results of operations and cash flows. If we were required to participate in a product recall or take other action to address a product liability or other claim, our reputation could be harmed. Moreover, any insurance or indemnification rights that we have may be insufficient or unavailable to protect us against potential loss exposures.

Any failure to satisfy international trade compliance regulations may adversely affect us.
Our operations require importing and exporting goods and technology between countries on a regular basis. Our policies mandate strict compliance with U.S. and non-U.S. trade laws applicable to our products. Trade control laws and regulations are complex, differ by country, and are enforced by a variety of government agencies. If we receive information alleging improper activity, our policies require us to investigate that information and respond appropriately, including, if warranted, reporting our findings to relevant governmental authorities. Nonetheless, our policies and procedures may not always protect us from actions that would violate U.S. and/or foreign laws. Any improper actions could subject us to civil or criminal penalties, including material monetary fines, or other adverse actions, including denial of import or export privileges, and could damage our reputation and our business prospects.
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
We may be required to conduct investigations and perform remedial activities that could require us to incur material costs. Some of our operations involve the use of hazardous substances and the disposal of hazardous wastes. We may incur additional costs to manage these substances and wastes, and we may be subject to claims for damage for personal injury, property damage or damage to natural resources.
We rely on successors to Tyco to indemnify us for certain liabilities and they may become financially unable or fail to comply with the terms of the indemnity.
Under the terms of the acquisition agreement relating to the August 1999 sale by Tyco of the Mueller Co. and Anvil businesses to the prior owner of these businesses, we are indemnified by certain Tyco entities (“Tyco Indemnitors”) for all liabilities arising in connection with the operation of these businesses prior to their sale by Tyco, including with respect to products manufactured or sold prior to the closing of that transaction, as well as certain environmental liabilities. These indemnities survive indefinitely and are not subject to any dollar limits. In the past, Tyco Indemnitors have made substantial payments and assumed defense of claims in connection with these indemnification obligations. Since 2007, Tyco has engaged in multiple corporate restructurings, split-offs and divestitures. While none of these transactions directly affects the indemnification obligations of Tyco Indemnitors under the 1999 acquisition agreement, the result of these transactions is that the assets of, and control over, Tyco Indemnitors has changed. Should any Tyco Indemnitor become financially unable or fail to comply with the terms of the indemnity, we may be responsible for such obligations or liabilities.
Our expenditures for pension obligations could be materially higher than we have predicted.
We provide pension benefits to certain current and former employees. To determine our future payment obligations under the plans, certain rates of return on the plan assets and growth rates of certain costs have been estimated. The proportion of the assets held by our U.S. pension plan invested in fixed income securities, instead of equity securities, has increased over historical levels. Because of that shift in the strategic asset allocation, the estimated rate of return on plan assets for this plan has decreased. Assumed discount rates and expected return on plan assets have a significant effect on the amounts reported for the pension obligations and pension expense.
Significant adverse changes in credit and capital markets or changes in investments could result in discount rates or actual rates of return on plan assets being materially lower than projected and increase pension contributions in future years to meet funding level requirements. If increased funding requirements are particularly significant and sustained, our overall liquidity could be materially reduced, which could cause us, among other things, to reduce investments and capital expenditures, or restructure or refinance our debt.
Our high fixed costs may make it more difficult for us to respond to economic cycles.
We have relatively high fixed costs. In a prolonged economic downturn, we may not be able to reduce our significant fixed costs (such as manufacturing overhead, capital equipment or research and development costs) quickly enough, which may cause our gross margins to erode and earnings to decline.

The prices of our purchased components and raw materials can be volatile.
Our operations require substantial amounts of purchased components and raw materials, such as scrap steel, sand, resin, brass ingot and steel pipe. We generally purchase components and raw materials at current market prices. The cost and availability of these materials are subject to economic forces largely beyond our control, including North American and international demand, foreign currency exchange rates, freight costs and commodity speculation.
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
Many of our manufacturing plants use significant amounts of electricity generated by burning fossil fuels, which releases carbon dioxide. Federal and state courts and administrative agencies are considering the scope and scale of carbon dioxide emission regulation under various laws pertaining to the environment, energy use and development and greenhouse gas emissions. For example, the EPA has begun regulating carbon emissions from stationary sources. In addition, several states are considering various carbon dioxide registration and reduction programs. The final details and scope of these various legislative, regulatory and policy measures are unclear and their potential impact is still uncertain, so we cannot fully predict the impact on our business.
The potential impacts of climate change on our operations are highly uncertain. The EPA has found that global climate change could increase the severity and possibly the frequency of severe weather patterns. Although the financial impact of these potential changes is not reasonably estimable at this time, our operations in certain locations and those of our customers and suppliers could potentially be adversely affected, which could adversely affect our sales, profitability and cash flows.
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
In addition, compliance with the laws and regulations of multiple international jurisdictions increases our cost of doing business. International operations are subject to anti-corruption laws and anti-competition regulations, among others. For example, the U.S. Foreign Corrupt Practices Act and similar foreign anti-corruption laws generally prohibit companies and their intermediaries from making improper payments or providing anything of value to improperly influence foreign government officials and certain others for the purpose of obtaining or retaining business, or obtaining an unfair advantage. Violations of these laws and regulations could result in criminal and civil sanctions, disrupt our business and adversely affect our brands, international expansion efforts, business and operating results.
Seasonal demand for certain of our products may adversely affect our financial results.
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

We operate our business on a net leverage basis.
We are required to make significant interest payments through June 2017, when our Senior Subordinated Notes mature, and through September 2020, when our Senior Unsecured Notes mature. We expect we may need to refinance at least a portion of this debt.
Our ability to refinance our debt will depend on, among other things, our financial condition at the time and restrictions in the agreements governing our indebtedness. The commercial terms on which we may be able to refinance our debt may not be as favorable as they were at the times of issuance, which could subject us to higher debt maintenance costs, restrictive covenants, or other negative factors. These possible effects and the requirement to make interest payments in the interim may cause us to reduce investments and capital expenditures, or restructure our debt. Any restructuring or refinancing of this debt may not be accomplished on satisfactory terms, if at all.
Covenants in our debt instruments may adversely affect us.
Our debt instruments contain various covenants that limit our ability to engage in certain transactions that might be beneficial. The indentures governing our notes restrict our ability to, among other things, borrow money or issue preferred stock, pay dividends, make certain types of investments and other restricted payments, repurchase outstanding debt, create liens, sell certain assets or merge with or into other companies, engage in sale and leaseback transactions and enter into certain transactions with affiliates. Our asset based lending agreement also requires the maintenance of a specified amount of excess availability when our fixed charge coverage ratio is below a certain level.
Failure to attract, motivate, train and retain qualified personnel, including certain key personnel could adversely affect our business.
Our ability to expand or maintain our business depends on our ability to hire, train and retain employees with the skills necessary to understand and adapt to the continuously developing needs of our customers. The increasing demand for qualified personnel makes it more difficult for us to attract and retain employees with requisite skill sets, particularly employees with specialized technical and trade experience. Changing demographics and labor work force trends also may result in a loss of knowledge and skills as experienced workers retire. If we fail to attract, motivate, train and retain qualified personnel, or if we experience excessive turnover, we may experience declining sales, manufacturing delays or other inefficiencies, increased recruiting, training and relocation costs and other difficulties, and our business, financial condition, results of operations and cash flows could be materially and adversely affected. Competition for qualified personnel is intense, particularly in several regions of the United States where we manufacture products. We may not be successful in attracting or retaining qualified personnel, which could negatively impact our business.
In addition, our business depends on the efforts, skills, reputations and business relationships of certain key executive and management personnel. The loss of these personnel could jeopardize our relationships with customers and may adversely affect our business, financial condition, results of operations and cash flows.
A material weakness in our internal control over financial reporting could lead to errors in our financial statements and a lack of investor confidence and a resulting decline in our stock price.
In connection with changes to our internal controls over financial reporting during the quarter ended September 30, 2012, management discovered errors in the classification of cash flows as between those from continuing operations and those from discontinued operations. These errors related to the classification of deferred income tax and retirement plan adjustments in determining net cash used in operating activities due to designating our former U.S. Pipe segment as discontinued operations in our consolidated financial statements during the quarter ended March 31, 2012. Specifically, net cash used in operating activities was overstated by $8.0 million for the six months ended March 31, 2011 and by $10.0 million for the nine months ended June 30, 2011, as presented in our Quarterly Reports filed on Form 10-Q for the quarterly periods ended March 31, 2012 and June 30, 2012, respectively. Net cash used in discontinued operations was understated by these same amounts for these periods. As a result of these errors, management concluded that as of March 31, 2012 and June 30, 2012 our internal control over financial reporting and our disclosure controls and procedures were not effective. In connection with this determination, management also concluded that we had a material weakness, at those dates, in these controls. We remediated this material weakness during the quarter ended September 30, 2012.

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
We are subject to “conflict” minerals regulations, which imposes costs on us and could raise reputational and other risks.
The SEC has adopted disclosure requirements related to certain minerals, known as “conflict minerals”, sourced from the Democratic Republic of Congo and surrounding countries, that are necessary to the functionality of a product manufactured, or contracted to be manufactured, by an SEC reporting company. Under these requirements, we are required to, among other things, perform due diligence on our supply chain. Our efforts to comply with the new requirements will result in an increase in expenses and a diversion of management’s time and attention from other business activities. The requirements could also adversely affect the sourcing, availability and pricing of manufacturing inputs. As a result, we or our suppliers may not be able to obtain materials necessary for production of our products in sufficient quantities or at competitive prices. In addition, since our supply chain is complex, we may not be able to sufficiently verify the origins of all metals used in our products and to confirm that they are “conflict free,” which may adversely affect our reputation and/or disqualify us as a manufacturer for certain customers.
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
Walter Energy effectively controlled all of our tax decisions for periods during which we were a member of the Walter Energy consolidated federal income tax group and certain combined, consolidated or unitary state and local income tax groups. Under the terms of the income tax allocation agreement between us and Walter Energy dated May 26, 2006, we generally compute our tax liability on a stand-alone basis, but Walter Energy has sole authority to respond to and conduct all tax proceedings (including tax audits) relating to our federal income and combined state returns, to file all such returns on our behalf and to determine the amount of our liability to (or entitlement to payment from) Walter Energy for such periods. This arrangement may result in conflicts of interests between us and Walter Energy. In addition, the tax allocation agreement provides that if the Spin-off is determined not to be tax-free pursuant to Section 355 of the Internal Revenue Code of 1986, as amended, we generally will be responsible for any taxes incurred by Walter Energy or its shareholders if such taxes result from certain of our actions or omissions and for a percentage of any such taxes that are not a result of our actions or omissions or Walter Energy’s actions or omissions or taxes based on our market value relative to Walter Energy’s market value. Additionally, to the extent that Walter Energy was unable to pay taxes, if any, attributable to the Spin-off and for which it is responsible under our tax allocation agreement, we could be liable for those taxes as a result of being a member of the Walter Energy consolidated federal income tax group for 2006, the year in which the Spin-off occurred. We believe Walter Energy’s calendar 2006 income tax returns are still open for federal examination.

Item 2.	PROPERTIES
Our principal properties are listed below.

Location	Activity	Size (sq. ft.)	Owned or leased
Mueller Co.:
Albertville, AL	Manufacturing	422,000	Leased
Aurora, IL	Manufacturing and distribution	231,000	Owned
Decatur, IL	Manufacturing	467,000	Owned
Hammond, IN	Manufacturing	51,000	Owned
Cleveland, NC	Manufacturing	190,000	Owned
Chattanooga, TN	Manufacturing	525,000	Owned
Chattanooga, TN	Research and development	22,000	Leased
Cleveland, TN	Manufacturing	40,000	Owned
Brownsville, TX	Manufacturing	50,000	Leased
Barrie, Ontario	Distribution	50,000	Leased
St. Jerome, Quebec	Manufacturing	55,000	Owned
Jingmen, China	Manufacturing	154,000	Owned
Anvil:
Ontario, CA	Distribution	73,000	Leased
University Park, IL*	Distribution	192,000	Leased
Bloomington, MN	Distribution	105,000	Owned
Columbia, PA	Manufacturing and distribution	663,000	Owned
Greencastle, PA	Manufacturing	133,000	Owned
Waynesboro, PA	Manufacturing	73,000	Owned
North Kingstown, RI	Manufacturing and research and development	167,000	Leased
Henderson, TN	Manufacturing	180,000	Owned
Houston, TX	Manufacturing and distribution	105,000	Owned
Irving, TX	Distribution	218,000	Leased
Longview, TX	Manufacturing	114,000	Owned
Simcoe, Ontario	Distribution	126,000	Owned
Tinley Park, IL*	Distribution	130,000	Leased
Corporate:
Atlanta, GA	Corporate headquarters	25,000	Leased
* We expect to discontinue operations at the University Park facility in connection with the expiration of the lease in December 2013 and to commence operations at the Tinley Park facility thereafter.
We consider our facilities to be well maintained and believe we have sufficient capacity to meet our anticipated needs through 2014. Our leased properties have terms expiring at various dates through January 2024.

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
Environmental. We are subject to a wide variety of laws and regulations concerning the protection of the environment, both with respect to the operations at many of our properties and with respect to remediating environmental conditions that may exist at our own or other properties. We strive to comply with federal, state and local environmental laws and regulations. We accrue for environmental expenses resulting from existing conditions that relate to past operations when the costs are probable and reasonably estimable. These expenses were $1.5 million, $1.7 million and $1.3 million in 2013, 2012 and 2011, respectively. We capitalize environmental expenditures that increase the life or efficiency of long-term assets or that reduce or prevent environmental contamination. Capital expenditures for environmental requirements are anticipated to be approximately $1.7 million during 2014. Capitalized environmental-related expenditures were $1.2 million, $0.7 million and $0.5 million in 2013, 2012 and 2011, respectively.
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
Covenants contained in certain of the debt instruments referred to in Note 6 to the consolidated financial statements restrict the amount we can pay in cash dividends. Future dividends will be declared at the discretion of our board of directors and will depend on our future earnings, financial condition and other factors.
The range of high and low intraday sales prices of our common stock and the dividends declared per share is presented below.

	High	Low	Dividends per share
2013:
4th quarter	$8.36	$6.91	$0.0175
3rd quarter	7.75	5.40	0.0175
2nd quarter	6.22	5.37	0.0175
1st quarter	5.75	4.60	0.0175
2012:
4th quarter	4.93	3.33	0.0175
3rd quarter	4.06	3.12	0.0175
2nd quarter	3.57	2.47	0.0175
1st quarter	3.15	1.96	0.0175
At September 30, 2013, there were 128 stockholders of record for our common stock.
Equity Compensation Plan Information
The information regarding our compensation plans under which equity securities are authorized for issuance is set forth in “Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.”
Sale of Unregistered Securities
We did not issue any unregistered securities within the past three years.
Issuer Purchases of Equity Securities
We did not repurchase shares of our common stock in the quarter ended September 30, 2013.

Stock Price Performance Graph
The following graph compares the cumulative quarterly stock market performance of our common stock with the Russell 2000 Stock Index (“Russell 2000”) and the Dow Jones U.S. Building Materials & Fixtures Index (“DJ Building Materials & Fixtures”) since September 30, 2008.
Total return values were calculated based on cumulative total return assuming (i) the investment of $100 in our common stock, the Russell 2000 and the DJ Building Materials & Fixtures on the dates indicated and (ii) reinvestment of all dividends.

Comparison of Cumulative Total Return
Assumes Initial Investment of $100
Total Return since September 30, 2008

$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
Sep-08
Mar-09
Sep-09
Mar-10
Sep-10
Mar-11
Sep-11
Mar-12
Sep-12
Mar-13
Sep-13
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

	2013	2012	2011	2010	2009
	(in millions, except per share data)
Statement of operations data:
Net sales	$1,120.8	$1,023.9	$964.6	$959.7	$1,017.0
Cost of sales	807.6	752.8	716.5	700.6	754.4
Gross profit	313.2	271.1	248.1	259.1	262.6
Selling, general and administrative expenses	214.4	204.2	191.8	188.8	203.5
Restructuring expenses	1.5	2.8	3.6	0.6	6.2
Impairment(1)	—	—	—	—	911.4
Interest expense, net	51.7	59.9	65.6	68.0	78.4
Loss on early extinguishment of debt, net	1.4	1.5	—	4.6	3.8
Income (loss) before income taxes	44.2	2.7	(12.9)	(2.9)	(940.7)
Income tax expense (benefit)	8.8	7.9	(2.9)	2.5	(53.5)
Income (loss) from continuing operations	35.4	(5.2)	(10.0)	(5.4)	(887.2)
Discontinued operations(2)	5.4	(103.2)	(28.1)	(39.8)	(109.5)
Net income (loss)	$40.8	$(108.4)	$(38.1)	$(45.2)	$(996.7)
Net income (loss) per basic share:
Continuing operations	$0.23	$(0.03)	$(0.07)	$(0.03)	$(7.61)
Discontinued operations	0.03	(0.66)	(0.18)	(0.26)	(0.94)
Net income (loss)	$0.26	$(0.69)	$(0.25)	$(0.29)	$(8.55)
Net income (loss) per diluted share:
Continuing operations	$0.22	$(0.03)	$(0.07)	$(0.03)	$(7.61)
Discontinued operations	0.03	(0.66)	(0.18)	(0.26)	(0.94)
Net income (loss)	$0.25	$(0.69)	$(0.25)	$(0.29)	$(8.55)
Weighted average shares outstanding:
Basic	157.7	156.5	155.3	154.3	116.6
Diluted	160.3	156.5	155.3	154.3	116.6
Balance sheet data (at September 30):
Cash and cash equivalents	$123.6	$83.0	$61.0	$84.0	$61.6
Working capital	386.3	321.5	404.0	452.7	525.3
Property, plant and equipment, net	141.9	137.9	143.8	157.0	178.8
Assets held for sale	—	—	249.7	260.0	281.2
Total assets	1,281.9	1,240.9	1,485.0	1,568.2	1,739.5
Total debt	600.8	622.8	678.3	692.2	740.2
Long-term liabilities	770.6	841.3	911.2	979.2	1,082.0
Liabilities held for sale	—	—	56.9	41.1	55.4
Total liabilities	953.7	1,009.7	1,106.0	1,162.9	1,303.2
Stockholders’ equity	328.2	231.2	379.0	405.3	436.3
Other data (year ended September 30):
Depreciation and amortization(3)	59.2	60.6	63.1	65.6	69.0
Capital expenditures(3)	35.6	31.4	23.1	21.8	28.5
Cash dividends declared per share	0.07	0.07	0.07	0.07	0.07

(1)
In 2009, goodwill was determined to be fully impaired, resulting in charges of $717.3 million for Mueller Co. and $92.7 million for Anvil. Mueller Co.'s trademarks and trade names were determined to be partially impaired, resulting in a charge of $101.4 million.

(2)	In 2012, we sold U.S. Pipe. U.S. Pipe's results of operations have been reclassified as discontinued operations and its assets and liabilities reclassified as held for sale for all periods presented.

(3)	Excludes discontinued operations.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Unless the context indicates otherwise, whenever we refer to a particular year, we mean our fiscal year ended or ending September 30 in that particular calendar year. We manage our businesses and report operations through two business segments, Mueller Co. and Anvil, based largely on the products sold and the customers served.
Business
A majority of the net sales of Mueller Co. are for water infrastructure related directly to municipal spending and residential construction activity in the United States.
Spending on water infrastructure is based on the condition of the infrastructure systems, the general political and economic climate and access to funding from existing resources, the issuance of debt, higher tax rates or higher water rates. According to data published by Thomson Reuters, municipal bond new money issuances increased 8% during the nine month period ended September 30, 2013 compared to the prior year period. According to U.S. Census Bureau data at September 30, 2013, state and local tax receipts during the year ended June 30, 2013 grew 5.7%. The U.S. Census Bureau may revise published survey data from time to time. The Bureau of Labor Statistics' Consumer Price Index for water and sewerage maintenance rates increased by 6% during the year ended September 30, 2013 compared to the prior year period. We believe the general municipal spending environment continues to improve, although budget pressures, especially healthcare costs and underfunded retirement plans, and economic uncertainty persist, and water infrastructure is only one of many categories competing for municipal funding.
Residential construction activity measures indicate the new construction housing market is improving. Housing starts are currently forecast to grow 22% to 24% in calendar 2014 compared to 2013. According to recent surveys by Ivy Zelman and Associates, growth in demand for land and lots has moderated slightly after recently hitting record highs, but growth remains robust.
We expect Mueller Co. 2014 net sales growth to be comparable to 2013, based on the current outlook for housing, municipal spending and continued adoption of smart meter technologies. We expect a year-over-year increase in net sales of our metering products in 2014, although not at the growth rate realized in 2013.
Most of Anvil's net sales are driven by commercial construction. We expect a slight improvement in its end markets, including oil & gas, in 2014.
Raw material costs declined year over year. We expect that average costs for all of 2014 will be slightly lower than costs for 2013, as we expect lower raw material costs will be partially offset by higher costs for purchased components.

Results of Operations
Year Ended September 30, 2013 Compared to Year Ended September 30, 2012

	Year ended September 30, 2013
	Mueller Co.	Anvil	Corporate	Total
	(in millions)
Net sales	$729.5	$391.3	$—	$1,120.8
Gross profit	$201.1	$112.1	$—	$313.2
Operating expenses:
Selling, general and administrative	108.3	71.8	34.3	214.4
Restructuring	1.5	0.1	(0.1)	1.5
	109.8	71.9	34.2	215.9
Operating income (loss)	$91.3	$40.2	$(34.2)	97.3
Interest expense, net				51.7
Loss on early extinguishment of debt				1.4
Income before income taxes				44.2
Income tax expense				8.8
Income from continuing operations				35.4
Income from discontinued operations, net of tax				5.4
Net income				$40.8

	Year ended September 30, 2012
	Mueller Co.	Anvil	Corporate	Total
	(in millions)
Net sales	$652.4	$371.5	$—	$1,023.9
Gross profit	$162.8	$108.3	$—	$271.1
Operating expenses:
Selling, general and administrative	102.6	70.7	30.9	204.2
Restructuring	2.5	0.3	—	2.8
	105.1	71.0	30.9	207.0
Operating income (loss)	$57.7	$37.3	$(30.9)	64.1
Interest expense, net				59.9
Loss on early extinguishment of debt				1.5
Income before income taxes				2.7
Income tax expense				7.9
Loss from continuing operations				(5.2)
Loss from discontinued operations, net of tax				(103.2)
Net loss				$(108.4)
Consolidated Analysis
Net sales for 2013 increased to $1,120.8 million from $1,023.9 million in the prior year period. Net sales increased primarily due to $68.5 million of higher shipment volumes at Mueller Co.
Gross profit for 2013 increased to $313.2 million from $271.1 million in the prior year period. Gross margin increased 140 basis points to 27.9% in 2013 from 26.5% in the prior year period. Gross profit and gross margin benefited primarily from increased shipment volumes and higher sales pricing.
Selling, general and administrative expenses ("SG&A") for 2013 increased to $214.4 million from $204.2 million in the prior year period. SG&A increased primarily due to higher expenses associated with higher shipment volumes and higher stock-based compensation expense. SG&A as a percentage of net sales decreased to 19.1% in 2013 compared to 19.9% in the prior year period.

Interest expense, net decreased in 2013 compared to the prior year period due to non-cash costs for terminated interest rate swap contracts ceasing in the prior year and lower levels of debt outstanding. The components of interest expense, net are detailed below.

	2013	2012
	(in millions)
7.375% Senior Subordinated Notes	$31.0	$31.0
8.75% Senior Unsecured Notes	16.8	19.3
Deferred financing fees amortization	2.0	2.3
ABL Agreement	1.5	3.2
Interest rate swap contracts	—	5.0
Other interest expense	0.7	(0.6)
	52.0	60.2
Interest income	(0.3)	(0.3)
	$51.7	$59.9
During each of 2013 and 2012, we redeemed $22.5 million principal amount of our 8.75% Senior Unsecured Notes for $23.2 million. The resulting losses on early extinguishment of debt of $1.4 million and $1.5 million, respectively, included the premiums paid and the deferred financing costs and original issue discounts that were written off.
The components of income tax expense in continuing operations are provided below.

	2013	2012
	(in millions)
Expense from pre-tax operating income	$17.5	$1.4
Deferred tax asset valuation allowance adjustment	(8.5)	6.5
Other discrete items	(0.2)	—
	$8.8	$7.9
We did not allocate any income tax expense to discontinued operations during 2013. We allocated $21.9 million of income tax benefit to discontinued operations during 2012, which consisted of a benefit from operations of $48.7 million partially offset by valuation allowance-related expenses and other items of $26.8 million.
Segment Analysis
Mueller Co.
Net sales for 2013 increased to $729.5 million from $652.4 million in the prior year period. Net sales increased primarily due to $68.5 million of higher shipment volumes.
Gross profit for 2013 increased to $201.1 million from $162.8 million in the prior year period primarily due to higher shipment volumes. Gross margin increased to 27.6% for 2013 compared to 25.0% in the prior year period primarily due to higher shipment volumes.
SG&A in 2013 increased to $108.3 million compared to $102.6 million in the prior year period primarily due to expenses associated with higher shipment volumes. SG&A were 14.8% and 15.7% of net sales for 2013 and 2012, respectively.
Anvil
Net sales in 2013 increased to $391.3 million from $371.5 million in the prior year period. Net sales increased primarily due to $12.7 million of higher shipment volumes.
Gross profit in 2013 increased to $112.1 million from $108.3 million in the prior year period. The increase in net sales was substantially offset by higher costs of goods sold. Gross margin declined to 28.6% in 2013 compared to 29.2% in the prior year period.
SG&A increased to $71.8 million in 2013 from $70.7 million in the prior year period. SG&A decreased to 18.3% of net sales for 2013 from 19.0% of net sales 2012.

Corporate
SG&A increased to $34.3 million in 2013 from $30.9 million in the prior year period primarily due to higher stock-based compensation expense.
Year Ended September 30, 2012 Compared to Year Ended September 30, 2011

	Year ended September 30, 2012
	Mueller Co.	Anvil	Corporate	Total
	(in millions)
Net sales	$652.4	$371.5	$—	$1,023.9
Gross profit	$162.8	$108.3	$—	$271.1
Operating expenses:
Selling, general and administrative	102.6	70.7	30.9	204.2
Restructuring	2.5	0.3	—	2.8
	105.1	71.0	30.9	207.0
Operating income (loss)	$57.7	$37.3	$(30.9)	64.1
Interest expense, net				59.9
Loss on early extinguishment of debt				1.5
Income before income taxes				2.7
Income tax expense				7.9
Loss from continuing operations				(5.2)
Loss from discontinued operations, net of tax				(103.2)
Net loss				$(108.4)

	Year ended September 30, 2011
	Mueller Co.	Anvil	Corporate	Total
	(in millions)
Net sales	$605.5	$359.1	$—	$964.6
Gross profit	$147.0	$101.1	$—	$248.1
Operating expenses:
Selling, general and administrative	91.8	68.1	31.9	191.8
Restructuring	1.4	1.2	1.0	3.6
	93.2	69.3	32.9	195.4
Operating income (loss)	$53.8	$31.8	$(32.9)	52.7
Interest expense, net				65.6
Loss before income taxes				(12.9)
Income tax benefit				(2.9)
Loss from continuing operations				(10.0)
Loss from discontinued operations, net of tax				(28.1)
Net loss				$(38.1)
Consolidated Analysis
Net sales for 2012 increased to $1,023.9 million from $964.6 million in 2011. Net sales increased $34.6 million due to higher shipment volumes and $27.1 million due to higher pricing.
Gross profit for 2012 increased to $271.1 million from $248.1 million in 2011. Gross profit increased primarily due to $27.1 million in higher sales prices and manufacturing cost savings, partially offset by increased raw material costs. Gross margin increased 80 basis points to 26.5% in 2012 from 25.7% in 2011.
SG&A in 2012 increased to $204.2 million from $191.8 million in 2011. As a percentage of net sales, SG&A were 19.9% in each year.

Interest expense, net was $59.9 million in 2012 compared to $65.6 million in the prior year period. The components of interest expense, net are detailed below.

	2012	2011
	(in millions)
7.375% Senior Subordinated Notes	$31.0	$31.0
8.75% Senior Unsecured Notes	19.3	20.0
Interest rate swap contracts	5.0	8.0
ABL Agreement	3.2	4.0
Deferred financing fees amortization	2.3	2.3
Other interest expense	(0.6)	0.6
	60.2	65.9
Interest income	(0.3)	(0.3)
	$59.9	$65.6
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
Excluding restructuring charges, operating income in 2012 was $60.2 million compared to $55.2 million in 2011. This increase was primarily due to increased gross profit of $15.8 million partially offset by higher SG&A of $10.8 million. Expenses associated with the development of our newer technology products and services contributed to the higher SG&A.
Anvil
Net sales in 2012 increased to $371.5 million from $359.1 million in 2011 due to higher pricing partially offset by a decline in shipment volumes.
Gross profit in 2012 increased to $108.3 million from $101.1 million in 2011 due primarily to higher sales prices, which were partially offset by higher raw material costs. Gross margin improved 100 basis points to 29.2% in 2012 compared to 28.2% in 2011. Gross margin improved primarily as a result of higher sales prices.
Excluding restructuring charges, operating income in 2012 increased to $37.6 million from $33.0 million in 2011, driven primarily by the increased gross profit. As a percentage of net sales, SG&A was 19.0% in each year.
Corporate
SG&A decreased to $30.9 million in 2012 from $31.9 million in 2011 primarily due to lower employee-related costs.

Financial Condition
Cash and cash equivalents were $123.6 million at September 30, 2013 compared to $83.0 million at September 30, 2012. Cash and cash equivalents increased during 2013 as a result of cash provided by operating activities of $114.1 million, partially offset by cash used in investing, financing and discontinued operations of $36.2 million, $35.7 million, and $0.4 million, respectively. Cash and cash equivalents also decreased by $1.2 million during 2013 due to changes in currency exchange rates.
Receivables, net were $164.5 million at September 30, 2013 compared to $166.1 million at September 30, 2012. Receivables at September 30, 2013 represented approximately 51.1 days net sales compared to September 30, 2012 receivables representing approximately 53.8 days net sales.
Inventories were $208.5 million at September 30, 2013 compared to $183.2 million at September 30, 2012. Inventories increased during 2013 from increased sales and bookings activity. Inventory turns were consistent between years.
Property, plant and equipment, net was $141.9 million at September 30, 2013 compared to $137.9 million at September 30, 2012, and depreciation expense was $27.4 million in 2013. Capital expenditures, including external-use software development costs capitalized, were $35.6 million in 2013.
Identifiable intangible assets were $553.1 million at September 30, 2013 compared to $580.5 million at September 30, 2012. Finite-lived intangible assets, $253.1 million of net book value at September 30, 2013, are amortized over their estimated useful lives. Such amortization expense was $31.8 million during 2013 and is expected to be $20 million to $30 million for each of the next five years. Indefinite-lived identifiable intangible assets, $300.0 million at September 30, 2013, are not amortized, but tested at least annually for possible impairment.
Accounts payable and other current liabilities were $181.8 million at September 30, 2013 compared to $167.3 million at September 30, 2012. Increased payables relate primarily to increased purchasing activity in the 2013 fourth quarter compared to the 2012 fourth quarter.
Outstanding borrowings were $600.8 million at September 30, 2013 compared to $622.8 million at September 30, 2012. The decrease of $22.0 million during 2013 reflects the early retirement of $22.5 million in principal of our 8.75% Senior Unsecured Notes.
Deferred income taxes were net liabilities of $114.8 million at September 30, 2013 compared to net liabilities of $113.2 million at September 30, 2012. Net deferred income tax liabilities increased by $1.6 million, which was primarily related to federal net operating losses and credit carryovers as well as pension, partially offset by changes in the valuation allowance. Deferred tax liabilities related to identifiable intangible assets and other were $202.8 million and $212.3 million at September 30, 2013 and 2012, respectively.
Liquidity and Capital Resources
We had cash and cash equivalents of $123.6 million at September 30, 2013 and $159.4 million of additional borrowing capacity under our ABL Agreement based on September 30, 2013 data. Undistributed earnings from our subsidiaries in Canada and China are considered to be permanently invested outside of the United States. At September 30, 2013, cash and cash equivalents included $33.6 million and $5.2 million in Canada and China, respectively.
On April 1, 2012, we sold our former U.S. Pipe segment and received proceeds of $94.0 million in cash, subject to adjustments, and the agreement by the purchaser to reimburse us for expenditures to settle certain previously-existing liabilities estimated at $10.1 million at March 31, 2012. During 2013, we received an additional $4.5 million in cash for certain purchase price adjustments and reduced our loss on sale of discontinued operations accordingly.
Cash flows from operating activities are categorized below.

	2013	2012
	(in millions)
Collections from customers	$1,121.8	$1,005.4
Disbursements, other than interest and income taxes	(957.9)	(882.2)
Interest payments, net	(49.1)	(53.3)
Income tax refunds (payments), net	(0.7)	6.9
Cash provided by operating activities	$114.1	$76.8

Collections from customers were higher during 2013 compared to 2012 due primarily to higher net sales in 2013.
Increased disbursements, other than interest and income taxes, during 2013 reflect higher purchasing activity associated with higher net sales and general timing differences of disbursements related to the purchase of material, labor and overhead. However, we contributed $21.1 million less to our pension plans in 2013 than in 2012 .
Interest payments, net declined in 2013 compared to 2012 primarily due to lower levels of debt outstanding.
Income tax refunds (payments), net received during 2012 represent the collection of amounts due from the carryback of 2010 taxable losses that were released upon completion of the IRS audit of tax years 2007 through 2010.
Capital expenditures were $35.6 million during 2013 compared to $31.4 million during 2012. We estimate 2014 capital expenditures to be $34 million to $36 million.
Our U.S. pension plan was 101% funded at January 1, 2013 (the most recent date this analysis has been performed) under the provisions of the Pension Protection Act. This reflects the revised governmental guidance of the Moving Ahead for Progress in the 21st Century Act. As a result of this revised guidance, we did not make any contributions to our U.S. pension plan during 2013. The proportion of the assets held by our U.S. pension plan invested in fixed income securities, instead of equity securities, has increased over historical levels. Because of this shift in the strategic asset allocation, the estimated rate of return on these assets has decreased, which could ultimately cause our pension expense and our required contributions to this plan to increase.
We anticipate that our existing cash, cash equivalents and borrowing capacity combined with our expected operating cash flows will be sufficient to meet our anticipated operating expenses, capital expenditures and debt service obligations as they become due through September 30, 2014. However, our ability to make these payments will depend partly upon our future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control.
ABL Agreement
At September 30, 2013, the ABL Agreement consisted of a revolving credit facility for up to $225 million of revolving credit borrowings, swing line loans and letters of credit. The ABL Agreement permits us to increase the size of the credit facility by an additional $150 million in certain circumstances subject to adequate borrowing base availability. We may borrow up to $25 million through swing line loans and may have up to $60 million of letters of credit outstanding.
Borrowings under the ABL Agreement bear interest at a floating rate equal to LIBOR plus a margin ranging from 175 to 225 basis points, or a base rate, as defined in the ABL Agreement, plus a margin ranging from 75 to 125 basis points. At September 30, 2013, the applicable LIBOR-based margin was 175 basis points.
The ABL Agreement terminates on the earlier of (1) December 18, 2017 and (2) 60 days prior to the final maturity of our 7.375% Senior Subordinated Notes. We pay a commitment fee for any unused borrowing capacity under the ABL Agreement of either 37.5 basis points per annum or 25 basis points per annum, based on daily average availability during the previous calendar quarter. At September 30, 2013, our commitment fee was 37.5 basis points. As measured using September 30, 2013 data, excess availability as reduced by outstanding letters of credit and accrued fees and expenses of $32.9 million was $159.4 million.
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
8.75% Senior Unsecured Notes
We had $180.0 million face value of 8.75% Senior Unsecured Notes outstanding at September 30, 2013, which was reported net of $2.0 million unamortized discount. Interest on the Senior Unsecured Notes is paid semi-annually and the principal is due September 1, 2020. After August 2015, the Senior Unsecured Notes may be redeemed at specified redemption prices. Upon a “Change of Control” (as defined in the indenture securing the Senior Unsecured Notes), we are required to offer to purchase the outstanding Senior Unsecured Notes at a purchase price of 101%. The Senior Unsecured Notes are guaranteed by essentially all of our U.S. subsidiaries, but are subordinate to borrowings under the ABL Agreement.
7.375% Senior Subordinated Notes
We also had $420.0 million face value of 7.375% Senior Subordinated Notes (“Senior Subordinated Notes”) outstanding at September 30, 2013. Interest on the Senior Subordinated Notes is payable semi-annually and the principal is due June 1, 2017. We may redeem any portion of the Senior Subordinated Notes at specified redemption prices, subject to restrictions in the Senior Unsecured Notes. Upon a “Change of Control” (as defined in the indenture securing the Senior Subordinated Notes), we are required to offer to purchase the outstanding Senior Subordinated Notes at 101%. The Senior Subordinated Notes are guaranteed by essentially all of our U.S. subsidiaries, but are subordinate to the borrowings under the ABL Agreement and the Senior Unsecured Notes.
Our corporate credit rating and the credit rating for our debt are presented below.

	Moody’s		Standard & Poor's
	September 30,		September 30,
	2013	2012	2013	2012

Corporate credit rating	B2	B3	BB-	B
ABL Agreement	Not rated	Not rated	Not rated	Not rated
8.75% Senior Unsecured Notes	B1	B2	BB-	B+
7.375% Senior Subordinated Notes	Caa1	Caa2	B	CCC+
Outlook	Stable	Positive	Stable	Stable
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
We use letters of credit and surety bonds in the ordinary course of business to ensure the performance of contractual obligations. At September 30, 2013, we had $32.7 million of letters of credit and $42.2 million of surety bonds outstanding.

Contractual Obligations
Our contractual obligations at September 30, 2013 are presented below.

	2014	2015-2016	2017-2018	After 2018	Total
	(in millions)
Long-term debt:
Principal payments(1)	$1.3	$1.5	$420.0	$180.0	$602.8
Interest	46.9	93.7	62.5	31.5	234.6
Operating leases	7.1	10.9	6.2	3.6	27.8
Unconditional purchase obligations(2)	65.3	1.8	—	—	67.1
Other noncurrent liabilities(3)	0.8	—	—	—	0.8
	$121.4	$107.9	$488.7	$215.1	$933.1

(1)	The long-term debt balance at September 30, 2013 is net of $2.0 million of unamortized discount on the 8.75% Senior Unsecured Notes.

(2)	Includes contractual obligations for purchases of raw materials and capital expenditures.

(3)	Consists of obligations for required pension contributions. Actual payments may differ. We have not estimated required pension contributions beyond 2014.
Effect of Inflation; Seasonality
We experience changing price levels primarily related to purchased components and raw materials. Mueller Co. experienced a 9% decrease in the average cost per ton of scrap steel and a 3% increase in the average cost of brass ingot purchased in 2013 compared to 2012.  Anvil experienced a 10% decrease in the average cost per ton of scrap steel purchased in 2013 compared to 2012. Changes in prices for purchased parts, freight, warehousing, labor, and other factors tended to offset these changes during 2013.
Our water infrastructure business is dependent upon construction activity, which is seasonal due to the impact of cold weather conditions on construction. Net sales and operating income have historically been lowest in the three-month periods ending December 31 and March 31 when the northern United States and all of Canada generally face weather conditions that restrict significant construction activity. For Mueller Co., approximately 45% of a fiscal year's net sales occurs in the first half of the fiscal year with 55% occurring in the second half of the fiscal year. See “Item 1A. RISK FACTORS-Seasonal demand for certain of our products may adversely affect our financial results.”
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
Inventories
We record inventories at the lower of first-in, first-out method cost or market value. Inventory cost includes an overhead component that can be affected by levels of production and actual costs incurred. We evaluate the need to record adjustments for impairment of inventory at least quarterly. This evaluation includes such factors as anticipated usage, inventory levels and ultimate product sales value. Inventory that, in the judgment of management, is obsolete or in excess of our normal usage is written-down to its estimated market value, if less than its cost. Significant judgments must be made when establishing the allowance for obsolete and excess inventory.
Income Taxes
We recognize deferred tax liabilities and deferred tax assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax liabilities and assets are determined based on the differences between the financial statements and the tax basis of assets and liabilities, using enacted tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is provided to offset any net deferred tax assets when, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Our tax balances are based on our expectations of future operating performance, reversal of taxable temporary differences, tax planning strategies, interpretation of the tax regulations currently enacted and rulings in numerous tax jurisdictions.
We only record tax benefits for positions that we believe are more likely than not of being sustained under audit examination based solely on the technical merits of the associated tax position. The amount of tax benefit recognized for any position that meets the more likely than not threshold is the largest amount of the tax benefit that we believe is greater than 50% likely of being realized.
Accounting for the Impairment of Long-Lived Assets Including Goodwill and Other Intangible Assets
We test indefinite-lived intangible assets for impairment annually (or more frequently if events or circumstances indicate possible impairment). We performed this annual impairment testing at September 1, and concluded that our indefinite-lived intangible assets were not impaired. We tested the indefinite-lived intangible assets for impairment using a “royalty savings method,” which is a variation of the discounted cash flow method. This method estimates a fair value by calculating an estimated discounted future cash flow stream from the hypothetical licensing of the indefinite-lived intangible assets. If this estimated fair value exceeds the carrying value, no impairment is indicated. This analysis is dependent on management's best estimates of future operating results and the selection of reasonable discount rates and hypothetical royalty rates. Significantly different projected operating results could result in a different conclusion regarding impairment. No impairments would have been indicated for any discount rates and hypothetical royalty rates consistent with standard valuation methodologies considered reasonable by management.
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

Litigation, Investigations and Claims
We are involved in litigation, investigations and claims arising out of the normal conduct of our business. We estimate and accrue liabilities resulting from such matters based on a variety of factors, including outstanding legal claims and proposed settlements; assessments by counsel of pending or threatened litigation; and assessments of potential environmental liabilities and remediation costs. We believe we have adequately accrued for these potential liabilities; however, facts and circumstances may change and could cause the actual liability to exceed the estimates, or may require adjustments to the recorded liability balances in the future.
Workers Compensation, Defined Benefit Pension Plans, Environmental and Other Long-term Liabilities
We are obligated for various liabilities that will ultimately be determined over what could be a very long future time period. We established the recorded liabilities for such items at September 30, 2013 using estimates for when such amounts will be paid and what the amounts of such payments will be. These estimates are subject to change based on numerous factors, including among others, regulatory changes, technology changes, the investment performance of related assets, the discount rate used and changes to plan designs.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
We are exposed to various market risks, which are potential losses arising from adverse changes in market rates and prices, such as various commodity prices, interest rates and foreign exchange rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes.
Our primary financial instruments are cash and cash equivalents. This includes cash in banks and highly rated, liquid money market investments. We believe that those instruments are not subject to material potential near-term losses in future earnings from reasonably possible near-term changes in market rates or prices.
Commodity Price Risk
Our products are made using various purchased components and several basic raw materials, including scrap steel, sand, resin, brass ingot and steel pipe. We expect these prices to fluctuate based on marketplace demand and our product margins and level of profitability may fluctuate if we do not pass changes in purchased component and raw material costs to our customers.
Mueller Co. experienced a 9% decrease in the average cost per ton of scrap steel and a 3% increase in the average cost of brass ingot purchased in 2013 compared to 2012.  Anvil experienced a 10% decrease in the average cost per ton of scrap steel purchased in 2013 compared to 2012.  Changes in prices for purchased parts, freight, warehousing, labor, and other factors tended to offset these changes during 2013. See “Item 1A. RISK FACTORS-The prices of our purchased components and raw materials can be volatile.”
Interest Rate Risk
At September 30, 2013, we had fixed rate debt of $600.8 million and no variable rate debt. There would be no impact on pre-tax earnings or cash flows resulting from a 100 basis point increase in interest rates on variable rate debt, holding other variables constant.
Currency Risk
We maintain assets and operations in Canada and, to a much lesser extent, China and Australia that use local currency as their functional currency. The assets and liabilities of non-U.S. subsidiaries are translated into U.S. dollars at currency exchange rates in effect at the end of each period, with the effect of such translation reflected in other comprehensive loss. Our stockholders' equity will fluctuate depending upon the weakening or strengthening of the U.S. dollar against these non-U.S. currencies. Net sales and expenses of non-U.S. subsidiaries are translated into U.S. dollars at the average currency exchange rate during the period. At September 30, 2013, $68.3 million of our net assets were denominated in non-U.S. currencies.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Report of Independent Registered Public Accounting Firm, our Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements that are filed as part of this annual report are listed under “Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES” and are set forth on pages F-1 through F-43 immediately following the signature pages of this annual report.
Selected quarterly financial data for 2013 and 2012 are provided in Note 17 of the notes to consolidated financial statements.

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
Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this annual report. Based on this evaluation, those officers have concluded that, at September 30, 2013, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We assessed the effectiveness of our internal control over financial reporting at September 30, 2013. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (1992 framework). After doing so, management concluded that, at September 30, 2013, our internal control over financial reporting was effective.
The effectiveness of our internal control over financial reporting at September 30, 2013 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in this annual report.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The name, age at November 15, 2013 and position of each of our current executive officers and directors are presented below.

Name	Age	Position
Gregory E. Hyland	62	Chairman of the board of directors, President and Chief Executive Officer
Keith L. Belknap	55	Senior Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary
Robert D. Dunn	56	Senior Vice President, Human Resources
Thomas E. Fish	59	President, Anvil
Evan L. Hart	48	Senior Vice President and Chief Financial Officer
Robert P. Keefe	59	Senior Vice President and Chief Technology Officer
Kevin G. McHugh	55	Vice President and Controller
Gregory S. Rogowski	54	President, Mueller Co.
Marietta Edmunds Zakas	54	Senior Vice President, Strategy, Corporate Development and Communications
Howard L. Clark, Jr.	69	Director
Shirley C. Franklin	68	Director
Thomas J. Hansen	64	Director
Jerry W. Kolb	77	Director
Joseph B. Leonard	70	Director
Mark J. O’Brien	70	Director
Bernard G. Rethore	72	Director
Neil A. Springer	75	Director
Lydia W. Thomas	69	Director
Michael T. Tokarz	63	Director
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
Keith L. Belknap has been our Senior Vice President, General Counsel and Corporate Secretary since April 2012, and our Chief Compliance Officer since October 2012. Previously, Mr. Belknap was Senior Vice President, General Counsel and Corporate Secretary of PRIMEDIA, Inc., a digital media and real estate advertising company, since 2007. Prior to that time, he held senior legal positions with PPG Industries, a supplier of paint, coating, optical product, specialty material, chemical, glass and fiberglass, and Georgia-Pacific Corporation, a manufacturer and marketer of tissue, packaging, paper, pulp and building products. Mr. Belknap earned a Bachelor of Arts degree with honors from the University of Tulsa (Phi Beta Kappa) and a Juris Doctor with honors from Harvard Law School.
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

Evan L. Hart has been our Senior Vice President and Chief Financial Officer since July 2008. Mr. Hart was our Controller from December 2007 to July 2008 and our Vice President of Financial Planning and Analysis from September 2006 to December 2007. Previously, he was Vice President, Controller and Treasurer for Unisource Worldwide, Inc., a marketer and distributor of commercial printing and business imaging papers, packaging systems and facility supplies and equipment from 2002 to 2006. Mr. Hart earned a Bachelor of Science degree from Birmingham-Southern College and is a certified public accountant.
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
Howard L. Clark, Jr. has been a member of our board of directors since April 2006. Mr. Clark was Vice Chairman of Barclays Capital, the investment banking division of Barclays Bank PLC, from September 2008 through June 2011. Mr. Clark was Vice Chairman of Lehman Brothers Inc., an investment banking firm, from February 1993 to September 2008 and, before that, Chairman and Chief Executive Officer of Shearson Lehman Brothers Inc. Until June 2012, he was a director of United Rentals, Inc., an equipment rental company, and until February 2013, he was a director of Walter Energy. Mr. Clark is a director of White Mountains Insurance Group, Ltd., a financial services and insurance holding company. Mr. Clark earned a Master of Business Administration degree from Columbia University, Graduate School of Business.
Shirley C. Franklin has been a member of our board of directors since November 2010. Ms. Franklin is the Barbara Jordan visiting professor at the LBJ School of the University of Texas and the Chair of the board of directors and Chief Executive Officer of Purpose Built Communities, Inc., a national non-profit organization established to transform struggling neighborhoods into sustainable communities. She also is Co-Chair of the Atlanta Regional Commission on Homelessness and Chair of the board of directors of the National Center for Civil and Human Rights.  From 2002 to 2010, Ms. Franklin was mayor of Atlanta, Georgia. Since July 2011, she has been a director of Delta Air Lines, Inc., a provider of air transportation for passengers and cargo. Ms. Franklin earned a Bachelor of Science degree in sociology from Howard University and a Master's degree in sociology from the University of Pennsylvania.
Thomas J. Hansen has been a member of our board of directors since October 2011.  Until March 2012, Mr. Hansen was Vice Chairman of Illinois Tool Works Inc. (“ITW”), a manufacturer of fasteners and components, consumable systems and a variety of specialty products and equipment. He joined ITW in 1980 as sales and marketing manager of the Shakeproof Industrial Products businesses.  From 1998 until May 2006, Mr. Hansen was Executive Vice President of ITW.  He is a member of the Northern Illinois University Executive Club, and a former member of the Board of Trustees of MAPI (Manufacturers Alliance).  Mr. Hansen is a director of Terex Corporation, a diversified global manufacturer of a variety of machinery products and Standex International Corporation, a manufactuer of products and services for diverse industrial market segments.  From 2005 through 2008, he was a director of CDW Corporation. Mr. Hansen earned a Bachelor of Science degree in marketing from Northern Illinois University and a Master of Business Administration degree from Governors State University.

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
Neil A. Springer has been a member of our board of directors since April 2006 and serves as our Lead Director. Mr. Springer was a director of Walter Energy from August 2000 to April 2006. He has been managing director of Springer & Associates LLC, a board consulting and executive recruitment company, since 1994. Mr. Springer was a director of IDEX Corporation from 1990 until April 2011. He earned a Bachelor of Science degree in accounting from Indiana University, a Master of Business Administration degree from the University of Dayton and a certificate of accountancy from the University of Illinois.
Lydia W. Thomas has been a member of our board of directors since January 2008. Dr. Thomas was President and Chief Executive Officer of Noblis, Inc., a public interest research and development company, from 1996 to 2007. She was previously with The MITRE Corporation, Center for Environment, Resources and Space, serving as Senior Vice President and General Manager from 1992 to 1996, Vice President from 1989 to 1992 and Technical Director from 1982 to 1989. Dr. Thomas is a director of Cabot Corporation, a global performance materials company. In 2013, she was honored by the outstanding Directors Exchange as an outstanding Director of the Year. Dr. Thomas earned a Bachelor of Science degree in zoology from Howard University, a Master of Science degree in microbiology from American University and a Doctor of Philosophy degree in cytology from Howard University.
Michael T. Tokarz has been a member of our board of directors since April 2006. Mr. Tokarz has been a non-executive Chairman of the Board of Walter Energy since December 2006. Since February 2002, he has been a member of the Tokarz Group, LLC, an investment company. From January 1996 until February 2002, Mr. Tokarz was a member of the limited liability company that serves as the general partner of Kohlberg Kravis Roberts & Co. L.P., a private equity company. He is a director of IDEX Corporation, CNO Financial Group, Inc. (formerly Conseco, Inc.), an insurance provider, MVC Capital, Inc., a registered investment company, Dakota Growers Pasta Company, Inc., a manufacturer and marketer of dry pasta products and Walter Investment Management Corp. In 2007, he was honored by the Outstanding Directors Exchange as an Outstanding Director of the Year. Mr. Tokarz earned a Bachelor of Arts degree in economics with high distinction and a Master of Business Administration degree in finance from the University of Illinois.

Additional Information
Additional information required by this item will be contained in our definitive proxy statement issued in connection with the 2014 annual meeting of stockholders filed with the SEC within 120 days after September 30, 2013 and is incorporated herein by reference.
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
The information required by this item will be contained in our definitive proxy statement issued in connection with the 2014 annual meeting of stockholders and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Except for the information set forth below and the information set forth in Part II, Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES, the information required by this item will be contained in our definitive proxy statement issued in connection with the 2014 annual meeting of stockholders and is incorporated herein by reference.
Securities Authorized for Issuance under Equity Compensation Plans
We have two compensation plans under which our equity securities are authorized for issuance. The Mueller Water Products, Inc. 2006 Employee Stock Purchase Plan ("ESPP") was approved by our sole stockholder in May 2006 and the Mueller Water Products, Inc. 2006 Stock Incentive Plan ("2006 Plan") was approved by our sole stockholder in May 2006 and amended by our stockholders in January 2008, January 2009 and January 2012.

The following table sets forth certain information relating to these equity compensation plans at September 30, 2013.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance
Equity compensation plans approved by stockholders:
2006 Plan	7,734,027	(1) (2)	$6.22	(3)	8,032,964	(4)
ESPP	56,643		—		1,887,163	(5)
Total	7,790,670				9,920,127
Equity compensation plans not approved by stockholders	—		$—		—

(1)
Consists of shares to be issued upon exercise or vesting of outstanding stock awards granted under the 2006 Plan. This includes 271,105 share-settled performance shares that could result in a different number of securities being issued depending on Company performance, as described in Note 9 to the consolidated financial statements.

(2)
Includes 138,510 shares representing compensation under a bonus plan. The number of shares of our common stock to be issued was estimated using the closing price of our common stock of $7.99 per share at September 30, 2013.

(3)	Weighted average exercise price of 5,124,706 outstanding stock options.

(4)
The number of shares available for future issuance under the 2006 Plan is 20,500,000 shares less the cumulative number of awards granted under the plan plus the cumulative number of awards canceled under the plan after January 25, 2012. This total excludes any potential variations from target for those grants for which the final number of shares to be issued has not yet been determined.

(5)	The number of shares available for future issuance under the ESPP Plan is 4,000,000 shares less the cumulative number of shares that have been issued under the plan.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be contained in our definitive proxy statement issued in connection with the 2014 annual meeting of stockholders and is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be contained in our definitive proxy statement issued in connection with the 2014 annual meeting of stockholders and is incorporated herein by reference.

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

10.4*	Mueller Water Products, Inc. Form of Notice of Stock Option Grant. Incorporated by reference to Exhibit 10.21 to Mueller Water Products, Inc. Form 10-Q (File no. 001-32892) filed on February 9, 2010.
10.5*
Mueller Water Products, Inc. Form of Restricted Stock Unit Award Agreement. Incorporated by reference to Exhibit 10.5 to Mueller Water Products, Inc. Form 10-K (File no. 001-32892) filed on November 29, 2012.

Exhibit no.	Document
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

10.12.2*
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

10.13.3*
Amendment, dated March 31, 2012, to Executive Employment Agreement, dated September 9, 2005, between Mueller Water Products, Inc. and Thomas E. Fish. Incorporated by reference to Exhibit 99.1 to Mueller Water Products, Inc. Form 10-Q (File no. 001-32892) filed on May 10, 2012.

10.14
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
10.18
Purchase Agreement, dated August 19, 2010, between Mueller Water Products, Inc. and the Guarantors named therein and Banc of America Securities LLC. Incorporated by reference to Exhibit 10.22 to Mueller Water Products, Inc. Form 8-K (File no. 001-32892) filed on August 20, 2010.

10.19
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

10.19.1	First Amendment to Credit Agreement, dated December 18, 2002. Incorporated by reference to Exhibit 10.20.1 to Mueller Water Products, Inc. Form 8-K (File no. 001-32892) filed on December 19, 2012.
10.20*
Employment Agreement, dated April 10, 2009, between Mueller Water Products, Inc. and Gregory Rogowski. Incorporated by reference to Exhibit 10.26 to Mueller Water Products, Inc. Form 10-K (File no. 001-32892) filed on November 23, 2010.

10.20.1*
Amendment to Employment Agreement, date December 1, 2009, between Mueller Water Products, Inc. and Gregory Rogowski. Incorporated by reference to Exhibit 10.27 to Mueller Water Products, Inc. Form 10-K (File no. 001-32892) filed on November 23, 2010.

10.20.2*
Executive Change-in-Control Severance Agreement, dated May 4, 2009, between Mueller Water Products, Inc. and Gregory Rogowski. Incorporated by reference to Exhibit 10.28 to Mueller Water Products, Inc. Form 10-K (File no. 001-32892) filed on November 23, 2010.

10.20.3*
Amendment, dated March 31, 2012, to Executive Employment Agreement, dated September 9, 2005, between Mueller Water Products, Inc. and Gregory Rogowski. Incorporated by reference to Exhibit 99.1 to Mueller Water Products, Inc. Form 10-Q (File no. 001-32892) filed on May 10, 2012.

10.21
Purchase Agreement, dated March 7, 2012, among Mueller Water Products, Inc., Mueller Group, LLC and USP Holdings Inc. Incorporated by reference to Exhibit 2.3 to Mueller Water Products, Inc. Form 8-K (File no. 001-32892) filed on March 8, 2012.

10.22**	Employment Agreement, dated April 1, 2012, between Mueller Water Products, Inc. and Keith L. Belknap
10.22.1**	Executive Change-in-Control Severance Agreement, dated April 1, 2012, between Mueller Water Products, Inc. and Keith L. Belknap
10.23*
Mueller Water Products, Inc. Form of Performance Share Award Agreement. Incorporated by reference to Exhibit 10.25 to Mueller Water Products, Inc. Form 10-K (File no. 001-32892) filed on November 29, 2012.

10.24*
Mueller Water Products, Inc. Form of Performance Share Award Agreement (Stub Period). Incorporated by reference to Exhibit 10.26 to Mueller Water Products, Inc. Form 10-K (File no. 001-32892) filed on November 29, 2012.

12.1**	Computation of Ratio of Earnings to Fixed Charges
14.1**	Code of Business Conduct and Ethics for Mueller Water Products, Inc.
21.1**	Subsidiaries of Mueller Water Products, Inc.
23.1**	Consent of Independent Registered Accounting Firm
31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**
The following financial information from the Annual Report on Form 10-K for the year ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language), (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Other Comprehensive Income, (iii) the Consolidated Statements of Stockholders' Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

_____________________________

*	Management compensatory plan, contract or arrangement

**	Filed with this annual report

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: November 22, 2013

MUELLER WATER PRODUCTS, INC.

By:	/s/ Gregory E. Hyland
Name: Gregory E. Hyland
Title: Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gregory E. Hyland	Chairman of the Board of Directors, President and Chief Executive Officer (principal executive officer)	November 22, 2013
Gregory E. Hyland

/s/ Evan L. Hart	Senior Vice President and Chief Financial Officer (principal financial officer)	November 22, 2013
Evan L. Hart

/s/ Kevin G. McHugh	Vice President and Controller (principal accounting officer)	November 22, 2013
Kevin G. McHugh

/s/ Howard L. Clark	Director	November 22, 2013
Howard L. Clark

/s/ Shirley C. Franklin	Director	November 22, 2013
Shirley C. Franklin

/s/ Thomas J. Hansen	Director	November 22, 2013
Thomas J. Hansen

/s/ Jerry W. Kolb	Director	November 22, 2013
Jerry W. Kolb

/s/ Joseph B. Leonard	Director	November 22, 2013
Joseph B. Leonard

/s/ Mark J. O’Brien	Director	November 22, 2013
Mark J. O’Brien

/s/ Bernard G. Rethore	Director	November 22, 2013
Bernard G. Rethore

/s/ Neil A. Springer	Director	November 22, 2013
Neil A. Springer

/s/ Lydia W. Thomas	Director	November 22, 2013
Lydia W. Thomas

/s/ Michael T. Tokarz	Director	November 22, 2013
Michael T. Tokarz

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Mueller Water Products, Inc.
We have audited the accompanying consolidated balance sheets of Mueller Water Products, Inc. and subsidiaries as of September 30, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mueller Water Products, Inc. and subsidiaries at September 30, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2013, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Mueller Water Products, Inc.'s internal control over financial reporting as of September 30, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated November 22, 2013 expressed an unqualified opinion thereon.
Atlanta, Georgia
November 22, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Mueller Water Products, Inc.

We have audited Mueller Water Products, Inc. and subsidiaries' internal control over financial reporting as of September 30, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework)(the COSO criteria). Mueller Water Products, Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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
In our opinion, Mueller Water Products, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Mueller Water Products, Inc. and subsidiaries as of September 30, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2013 and our report dated November 22, 2013 expressed an unqualified opinion on those financial statements.

Atlanta, Georgia
November 22, 2013

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,
	2013	2012
	(in millions, except share amounts)
Assets:
Cash and cash equivalents	$123.6	$83.0
Receivables, net	164.5	166.1
Inventories	208.5	183.2
Deferred income taxes	26.7	19.6
Other current assets	46.1	38.0
Total current assets	569.4	489.9
Property, plant and equipment, net	141.9	137.9
Identifiable intangible assets	553.1	580.5
Other noncurrent assets	17.5	32.6
Total assets	$1,281.9	$1,240.9

Liabilities and stockholders’ equity:
Current portion of long-term debt	$1.3	$1.1
Accounts payable	101.2	84.5
Other current liabilities	80.6	82.8
Total current liabilities	183.1	168.4
Long-term debt	599.5	621.7
Deferred income taxes	141.5	132.8
Other noncurrent liabilities	29.6	86.8
Total liabilities	953.7	1,009.7

Commitments and contingencies (Note 15)

Common stock: 600,000,000 shares authorized; 158,234,300 and 156,840,648 shares outstanding at September 30, 2013 and 2012, respectively	1.6	1.6
Additional paid-in capital	1,584.4	1,587.3
Accumulated deficit	(1,229.2)	(1,270.0)
Accumulated other comprehensive loss	(28.6)	(87.7)
Total stockholders’ equity	328.2	231.2
Total liabilities and stockholders’ equity	$1,281.9	$1,240.9

The accompanying notes are an integral part of the consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended September 30,
	2013	2012	2011
	(in millions, except per share amounts)
Net sales	$1,120.8	$1,023.9	$964.6
Cost of sales	807.6	752.8	716.5
Gross profit	313.2	271.1	248.1
Operating expenses:
Selling, general and administrative	214.4	204.2	191.8
Restructuring	1.5	2.8	3.6
Total operating expenses	215.9	207.0	195.4
Operating income	97.3	64.1	52.7
Interest expense, net	51.7	59.9	65.6
Loss on early extinguishment of debt	1.4	1.5	—
Income (loss) before income taxes	44.2	2.7	(12.9)
Income tax expense (benefit)	8.8	7.9	(2.9)
Income (loss) from continuing operations	35.4	(5.2)	(10.0)
Income (loss) from discontinued operations, net of tax	5.4	(103.2)	(28.1)
Net income (loss)	$40.8	$(108.4)	$(38.1)

Net income (loss) per basic share:
Continuing operations	$0.23	$(0.03)	$(0.07)
Discontinued operations	0.03	(0.66)	(0.18)
Net income (loss)	$0.26	$(0.69)	$(0.25)

Net income (loss) per diluted share:
Continuing operations	$0.22	$(0.03)	$(0.07)
Discontinued operations	0.03	(0.66)	(0.18)
Net income (loss)	$0.25	$(0.69)	$(0.25)

Weighted average shares outstanding:
Basic	157.7	156.5	155.3
Diluted	160.3	156.5	155.3

Dividends declared per share	$0.07	$0.07	$0.07

The accompanying notes are an integral part of the consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year ended September 30,
	2013	2012	2011
	(in millions)
Net income (loss)	$40.8	$(108.4)	$(38.1)
Other comprehensive income (loss):
Minimum pension liability	55.2	(39.8)	19.2
Income tax effects	6.3	0.4	(7.6)
Other	—	—	0.6
Foreign currency translation	(2.4)	2.9	(1.1)
Amortization of interest expense on terminated swap contracts	—	5.0	8.0
Income tax effects	—	(2.0)	(3.1)
	59.1	(33.5)	16.0
Comprehensive income (loss)	$99.9	$(141.9)	$(22.1)

The accompanying notes are an integral part of the consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
	(in millions)
Balance at September 30, 2010	$1.5	$1,597.5	$(1,123.5)	$(70.2)	$405.3
Net loss	—	—	(38.1)	—	(38.1)
Dividends declared	—	(10.9)	—	—	(10.9)
Stock-based compensation	—	5.7	—	—	5.7
Shares retained for employee taxes	—	(0.3)	—	—	(0.3)
Stock issued under stock compensation plans	0.1	1.2	—	—	1.3
Other comprehensive income, net of tax	—	—	—	16.0	16.0
Balance at September 30, 2011	1.6	1,593.2	(1,161.6)	(54.2)	379.0
Net loss	—	—	(108.4)	—	(108.4)
Dividends declared	—	(11.0)	—	—	(11.0)
Stock-based compensation	—	4.9	—	—	4.9
Shares retained for employee taxes	—	(0.5)	—	—	(0.5)
Stock issued under stock compensation plans	—	0.7	—	—	0.7
Other comprehensive income, net of tax	—	—	—	(33.5)	(33.5)
Balance at September 30, 2012	1.6	1,587.3	(1,270.0)	(87.7)	231.2
Net income	—	—	40.8	—	40.8
Dividends declared	—	(11.0)	—	—	(11.0)
Stock-based compensation	—	6.5	—	—	6.5
Shares retained for employee taxes	—	(1.5)	—	—	(1.5)
Stock issued under stock compensation plans	—	3.1	—	—	3.1
Other comprehensive income, net of tax	—	—	—	59.1	59.1
Balance at September 30, 2013	$1.6	$1,584.4	$(1,229.2)	$(28.6)	$328.2

The accompanying notes are an integral part of the consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended September 30,
	2013	2012	2011
	(in millions)
Operating activities:
Net income (loss)	$40.8	$(108.4)	$(38.1)
Adjustments to reconcile net income (loss) to income (loss) from continuing operations:
(Income) loss from discontinued operations	(5.4)	103.2	28.1
Income (loss) from continuing operations	35.4	(5.2)	(10.0)

Depreciation	27.4	29.7	33.4
Amortization	31.8	30.9	29.7
Stock-based compensation	7.1	5.1	5.0
Deferred income taxes	7.3	7.6	(5.9)
Retirement plans	4.3	4.6	7.5
Early extinguishment of debt	1.4	1.5	—
Interest rate swap contracts	—	5.0	8.0
Other, net	2.3	3.0	5.1
Changes in assets and liabilities, net of acquisitions:
Receivables	0.9	(17.6)	(13.6)
Inventories	(25.9)	(6.0)	24.7
Other current assets and other noncurrent assets	1.8	13.5	1.9
Accounts payable and other liabilities	20.3	4.7	(33.7)
Net cash provided by operating activities from continuing operations	114.1	76.8	52.1
Investing activities:
Capital expenditures	(35.6)	(31.4)	(23.1)
Acquisitions, net of cash acquired	(1.1)	(1.3)	(9.2)
Proceeds from sales of assets	0.5	0.3	1.1
Net cash used in investing activities from continuing operations	(36.2)	(32.4)	(31.2)
Financing activities:
Debt paid	—	(34.0)	(15.0)
Early repayment of debt	(23.2)	(23.2)	—
Dividends paid	(11.0)	(11.0)	(10.9)
Common stock issued	3.1	0.7	1.3
Shares retained for employee taxes	(1.5)	(0.5)	(0.3)
Payment of deferred financing fees	(0.7)	—	(0.4)
Other	(2.4)	(0.1)	2.4
Net cash used in financing activities	(35.7)	(68.1)	(22.9)
Net cash flows from discontinued operations:
Operating activities	(4.9)	(43.3)	(12.2)
Investing activities	4.5	87.5	(8.4)
Net cash provided by (used in) discontinued operations	(0.4)	44.2	(20.6)
Effect of currency exchange rate changes on cash	(1.2)	1.5	(0.4)
Net change in cash and cash equivalents	40.6	22.0	(23.0)
Cash and cash equivalents at beginning of year	83.0	61.0	84.0
Cash and cash equivalents at end of year	$123.6	$83.0	$61.0

The accompanying notes are an integral part of the consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization
Mueller Water Products, Inc., a Delaware corporation, together with its consolidated subsidiaries, operates in two business segments: Mueller Co. and Anvil. Mueller Co. manufactures valves for water and gas systems, including butterfly, iron gate, tapping, check, plug and ball valves, as well as dry-barrel and wet-barrel fire hydrants, metering systems, and leak detection and pipe condition assessment products and services for the water infrastructure industry. Anvil manufactures and sources a broad range of products including a variety of fittings, couplings, hangers and related products. The “Company,” “we,” “us” or “our” refer to Mueller Water Products, Inc. and its subsidiaries. With regard to the Company's segments, “we,” “us” or “our” may also refer to the segment being discussed.
On April 1, 2012 we sold our former U.S. Pipe segment to USP Holdings Inc., an affiliate of Wynnchurch Capital, Ltd. U.S. Pipe's results of operations have been reclassified as discontinued operations, and its assets and liabilities reclassified as held for sale, for all prior periods.
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
Unless the context indicates otherwise, whenever we refer to a particular year, we mean our fiscal year ended or ending September 30 in that particular calendar year.

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
Stock-based Compensation-Compensation expense for stock-based awards granted to employees and directors is based on the fair value at the grant dates for most of our outstanding stock-based compensation awards, and is based on the fair value at each reporting date for our Phantom Plan and cash-settled performance share awards. See Note 9 for more information regarding our stock-based compensation. Stock-based compensation expense is a component of selling, general and administrative expenses.
Cash and Cash Equivalents-All highly liquid investments with remaining maturities of 90 days or less when purchased are classified as cash equivalents. Where there is no right of offset against cash balances, outstanding checks are included in accounts payable. At September 30, 2013 and 2012, checks issued but not yet presented to the banks for payment were $2.3 million and $4.6 million, respectively, and were included in accounts payable.
Receivables-Receivables are amounts due from customers. To reduce credit risk, credit investigations are generally performed prior to accepting orders from new customers and, when necessary, letters of credit, bonds or other instruments are required to ensure payment.
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

The following table summarizes information concerning our allowance for doubtful receivables.

	2013	2012	2011
	(in millions)
Balance at beginning of year	$5.7	$4.8	$5.3
Provision charged (credited) to expense	0.4	0.6	(0.1)
Balances written off, net of recoveries	(0.8)	(0.1)	(0.3)
Reclassifications	—	0.4	—
Other	—	—	(0.1)
Balance at end of year	$5.3	$5.7	$4.8
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
The following table summarizes information concerning our inventory valuation reserves.

	2013	2012	2011
	(in millions)
Balance at beginning of year	$12.5	$12.7	$13.4
Provision charged to expense	2.4	1.8	1.2
Inventory disposed	(4.6)	(2.2)	(1.6)
Other	0.3	0.2	(0.3)
Balance at end of year	$10.6	$12.5	$12.7
Other Current Assets-Other current assets include maintenance supplies and tooling costs. Costs for perishable tools and maintenance items are expensed when put into service. Costs for more durable items are amortized over their estimated useful lives, ranging from 3 to 10 years.
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
Direct internal and external costs to implement computer systems and internal-use software are capitalized. Capitalized costs are depreciated over the estimated useful life of the system or software, generally 3 to 5 years, beginning when site installation or module development is complete and ready for use.
Liabilities are recognized at fair value for asset retirement obligations related to plant and landfill closures in the period in which they are incurred and the carrying amounts of the related long-lived assets are correspondingly increased. Over time, the liabilities are accreted to their estimated future values. At September 30, 2013 and 2012, asset retirement obligations were $3.6 million and $3.5 million, respectively.
Accounting for the Impairment of Long-Lived Assets- We test intangible assets that have an indefinite life for impairment annually (or more frequently if events or circumstances indicate possible impairment.) We perform our annual impairment testing at September 1. We amortize finite-lived intangible assets over their respective estimated useful lives and review for impairment if events or circumstances indicate possible impairment.

Workers Compensation-Our exposure to workers compensation claims is generally limited to $1 million per incident. Liabilities, including those related to claims incurred but not reported, are recorded principally using annual valuations based on discounted future expected payments and using historical data combined with insurance industry data when historical data is limited. We are indemnified by a predecessor to Tyco International Ltd. for all Mueller Co. and Anvil workers compensation liabilities related to incidents that occurred prior to August 16, 1999. See Note 15. We retained U.S. Pipe workers compensation liabilities related to incidents that occurred prior to April 1, 2012, but the Purchaser has agreed to reimburse us for up to $11.8 million in payments we make related to these liabilities. At September 30, 2013, the remaining reimbursements may be up to $8.3 million, which we have recorded as $1.8 million in other current assets and $5.3 million in other noncurrent assets. See Note 4. On an undiscounted basis, workers compensation liabilities were $20.0 million and $22.6 million at September 30, 2013 and 2012, respectively. On a discounted basis, workers compensation liabilities were $17.2 million and $20.0 million at September 30, 2013 and 2012, respectively.
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
Activity in accrued warranty, reported as part of other current liabilities, is presented below.

	2013	2012	2011
	(in millions)
Balance at beginning of year	$1.6	$2.0	$1.5
Warranty expense	4.2	1.4	1.6
Warranty payments	(3.0)	(1.8)	(1.1)
Balance at end of year	$2.8	$1.6	$2.0
Deferred Financing Fees-Costs of debt financing are charged to expense over the lives of the related financing agreements, which ranged from 5 to 10 years. Remaining costs and the future period over which they would be charged to expense are reassessed when amendments to the related financing agreements or prepayments occur.
Deferred financing fees of $8.9 million at September 30, 2013 are scheduled to amortize as follows: $2.9 million related to the ABL Agreement amortizes on a straight-line basis; $3.2 million related to the Senior Unsecured Notes amortizes using the effective-interest rate method; and $2.8 million related to the Senior Subordinated Notes amortizes using the effective-interest rate method. All such amortization is over the remaining term of the respective debt.
Derivative Instruments and Hedging Activities-Changes in the fair value of derivative instruments accounted for as effective cash-flow hedges were recorded to accumulated other comprehensive loss. Gains and losses on derivative instruments not qualifying as effective cash-flow hedges, representing hedge ineffectiveness and hedge components excluded from the assessment of effectiveness, were recognized in earnings in the periods in which they occurred.
Our ongoing business operations expose us to commodity price risk and interest rate risk, which we had previously managed to some extent using derivative instruments. We used natural gas swap contracts at U.S. Pipe to manage the price risk associated with purchases of natural gas used in certain of our manufacturing processes and interest rate swap contracts to manage interest rate risk associated with our variable-rate borrowings. During 2010, we terminated all of our remaining interest rate swap contracts and we have reclassified expense related to these swap contracts from accumulated other comprehensive loss to interest expense in 2012 and 2011. We have not initiated any new interest rate swap contracts since then. During 2012, we terminated our remaining natural gas swap contract and have not initiated any new natural gas swap contracts since then.
We had designated our natural gas swap contracts and interest rate swap contracts as cash flow hedges of our purchases of natural gas and our interest payments, respectively. As a result, to the extent the hedges were effective, the changes in the fair value of these contracts prior to settlement were reported as a component of accumulated other comprehensive loss and reclassified into earnings in the periods during which the hedged transactions affected, or were expected to affect, earnings.

Income Taxes-Deferred tax liabilities and deferred tax assets are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Such liabilities and assets are determined based on the differences between the financial statement basis and the tax basis of assets and liabilities, using tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is provided when, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.
We only record tax benefits for positions that management believes are more likely than not of being sustained under audit based solely on the technical merits of the associated tax position. The amount of tax benefit recognized for any position that meets the more likely than not threshold is the largest amount of the tax benefit that we believe is greater than 50% likely of being realized.
Environmental Expenditures-We capitalize environmental expenditures that increase the life or efficiency of noncurrent assets or that reduce or prevent environmental contamination. We accrue for environmental expenses resulting from existing conditions that relate to past operations when the costs are probable and reasonably estimable. We are indemnified under an agreement with a predecessor to Tyco for certain environmental liabilities that existed at August 16, 1999. See Note 15.
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

Note 3.	Identifiable Intangible Assets
Identifiable intangible assets are presented below.

	September 30,
	2013	2012
	(in millions)
Capitalized external-use software:
Cost	$12.2	$8.8
Accumulated amortization	(4.3)	(2.0)
Net book value	7.9	6.8

Business combination-related:
Cost:
Finite-lived intangible assets:
Technology	80.1	79.3
Customer relationships and other	398.1	398.2
Indefinite-lived intangible assets:
Trade names and trademarks	300.0	299.7
	778.2	777.2
Accumulated amortization:
Technology	(61.5)	(53.5)
Customer relationships	(171.5)	(150.0)
	(233.0)	(203.5)
Net book value	545.2	573.7
Total identifiable intangible assets net book value	$553.1	$580.5

Direct internal and external costs to develop external-use software are capitalized. Capitalized costs are depreciated over the estimated useful life of the software, generally three years, beginning when the software is complete and ready for sale. At September 30, 2013, the remaining weighted-average amortization period for the external-use software was 1.9 years. Amortization expense related to such software assets was $2.3 million, $1.5 million and $0.5 million for 2013, 2012 and 2011, respectively. Amortization expense for each of the next five years is scheduled to be $2.7 million in 2014, $2.6 million in 2015, $1.9 million in 2016, $0.7 million in 2017 and none in 2018.
At September 30, 2013, the remaining weighted-average amortization period for the business combination-related finite-lived intangible assets was 10.1 years. Amortization expense related to theses assets was $29.5 million, $29.4 million and $29.2 million for 2013, 2012 and 2011, respectively. Amortization expense for each of the next five years is scheduled to be $28.3 million in 2014, $27.3 million in 2015, $22.0 million in 2016, $22.1 million in 2017 and $22.0 million in 2018.

Note 4.	Discontinued Operations, Assets Held for Sale and Divestitures
On April 1, 2012, we sold our former U.S. Pipe segment and received proceeds of $94.0 million in cash, subject to adjustments, and the agreement by the purchaser to reimburse us for expenditures to settle certain previously-existing liabilities estimated at $10.1 million at March 31, 2012. During 2013, we received $4.5 million in cash for certain purchase price adjustments and reduced our loss on sale of discontinued operations accordingly.
The table below represents a summary of the operating results for the U.S. Pipe discontinued operations. These operating results do not reflect what they would have been had U.S. Pipe not been classified as discontinued operations.

	2013	2012	2011
	(in millions)
Net sales	$—	$197.0	$374.6
Cost of sales	—	197.9	388.6
Gross loss	—	(0.9)	(14.0)
Operating expenses (income)	(0.5)	4.2	32.0
Operating income (loss)	0.5	(5.1)	(46.0)
Interest expense	—	0.3	—
(Income) loss on sale of discontinued operations	(4.9)	119.7	—
Income tax benefit	—	(21.9)	(17.9)
Income (loss) from discontinued operations, net of tax	$5.4	$(103.2)	$(28.1)
We have retained certain assets, liabilities and activities previously associated with our former U.S. Pipe segment, including ownership of certain real property and retention of pension and workers compensation obligations to employees of U.S. Pipe. Cash flows associated with some of these items are anticipated to continue indefinitely, but they are not clearly and closely related to the future operations of U.S. Pipe under its new owners.

Note 5.	Income Taxes
The components of income (loss) before income taxes are presented below.

	2013	2012	2011
	(in millions)
U.S.	$41.0	$(0.1)	$(15.2)
Non-U.S.	3.2	2.8	2.3
Income (loss) before income taxes	$44.2	$2.7	$(12.9)
The cumulative amount of undistributed earnings of foreign subsidiaries for which United States income taxes have not been provided was $56.4 million at September 30, 2013. It is not currently practical to estimate the amount of unrecognized United States income taxes that might be payable on the repatriation of these earnings.

Income tax expense (benefit) from continuing operations is presented below.

	2013	2012	2011
	(in millions)
Current:
U.S. federal	$0.6	$0.2	$3.8
U.S. state and local	0.1	(1.0)	(0.6)
Non-U.S.	0.8	1.1	(0.2)
	1.5	0.3	3.0
Deferred:
U.S. federal	6.2	(0.6)	(5.7)
U.S. state and local	1.3	9.0	(0.2)
Non-U.S.	(0.2)	(0.8)	—
	7.3	7.6	(5.9)
Income tax expense (benefit)	$8.8	$7.9	$(2.9)
The allocations of current income tax expense (benefit) between continuing and discontinued operations are provided below.

	2013
	Continuing operations	Discontinued operations
	(in millions)
Expense from operations	$17.5	$2.1
Valuation allowance-related benefit	(8.5)	(2.1)
Other items	(0.2)	—
Income tax expense	$8.8	$—

	2012
	Continuing operations	Discontinued operations
	(in millions)
Expense (benefit) from operations	$1.4	$(48.7)
Valuation allowance-related expense	6.5	26.7
Other items	—	0.1
Income tax expense (benefit)	$7.9	$(21.9)

	2011
	Continuing operations	Discontinued operations
	(in millions)
Benefit from operations	$(3.4)	$(17.9)
Valuation allowance-related expense	0.5	—
Income tax benefit	$(2.9)	$(17.9)

The reconciliation between income tax expense (benefit) at the U.S. federal statutory income tax rate and reported income tax expense (benefit) from continuing operations is presented below.

	2013	2012	2011
	(in millions)
Expense (benefit) at U.S. federal statutory income tax rate of 35%	$15.5	$0.9	$(4.5)
Adjustments to reconcile to income tax expense (benefit):
Federal valuation allowance	(7.8)	—	—
State income taxes, net of federal benefit	2.0	(0.8)	(0.5)
State valuation allowance, net of federal benefit	(1.1)	5.9	—
Tax credits	(0.6)	(0.1)	(0.3)
Other nondeductible expenses	0.5	0.7	0.5
Foreign income taxes	0.4	(0.3)	0.2
Nondeductible compensation	0.2	1.4	1.3
Other	(0.3)	0.2	0.4
Income tax expense (benefit)	$8.8	$7.9	$(2.9)
Deferred income tax balances are presented below.

	September 30,
	2013	2012
	(in millions)
Deferred income tax assets:
Inventory reserves	$17.2	$13.5
Accrued expenses	17.2	19.4
Pension and other postretirement benefits	2.4	24.7
Stock-based compensation	9.1	7.0
State net operating losses	13.4	16.9
Federal net operating losses and credit carryovers	37.4	65.1
Other	1.6	1.7
	98.3	148.3
Valuation allowance	(10.3)	(49.2)
Total deferred income tax assets, net of valuation allowance	88.0	99.1
Deferred income tax liabilities:
Identifiable intangible assets	199.8	206.9
Other	3.0	5.4
Total deferred income tax liabilities	202.8	212.3
Net deferred income tax liabilities	$114.8	$113.2
We reevaluate the need for a valuation allowance against the U.S. deferred tax assets each quarter, considering results to date, projections of taxable income, tax planning strategies and reversing taxable temporary differences.
After inclusion of the tax effect of the loss on the sale of U.S. Pipe, our net reversing deferred tax credits were insufficient to fully support our deferred tax assets, which include net operating loss carryforwards, and we concluded that a valuation allowance was necessary to reduce our U.S. net reversing deferred tax assets to zero. Accordingly, we recorded income tax expense in 2012 to establish valuation allowances related to deferred tax assets. GAAP required us to allocate a portion of the valuation allowance charge relating to these deferred tax assets at September 30, 2011 to continuing operations, with the remaining valuation allowances charged against minimum pension liability in accumulated other comprehensive loss and to discontinued operations.

The allocations of the valuation allowance charge among continuing operations, discontinued operations, and accumulated other comprehensive loss are presented below.

	2013	2012
	(in millions)
Balance at beginning of year	$49.2	$1.3
Increase (decrease) allocated to continuing operations	(8.5)	6.5
Increase (decrease) allocated to discontinued operations	(2.1)	26.7
Increase (decrease) allocated to accumulated other comprehensive loss	(27.8)	15.2
Expired items	(0.5)	(0.5)
Balance at end of year	$10.3	$49.2
Notwithstanding the valuation allowance, our federal and state net operating loss carryforwards remain available to offset future taxable earnings. Our state net operating losses expire between 2020 and 2032. Our federal net operating losses expire between 2031 and 2032.
The following table summarizes information concerning our gross unrecognized tax benefits.

	2013	2012
	(in millions)
Balance at beginning of year	$4.3	$7.8
Increases related to prior year positions	0.5	0.6
Decreases related to prior year positions	—	(0.2)
Decreases due to lapse in statute of limitations	(1.1)	(2.5)
Payments and settlements	—	(1.4)
Balance at end of year	$3.7	$4.3
Substantially all unrecognized tax benefits would, if recognized, impact the effective tax rate. We recognize interest related to uncertain tax positions as interest expense and recognize any penalties incurred as a component of selling, general and administrative expenses. At September 30, 2013 and 2012, we had $0.9 million and $0.9 million, respectively, of accrued interest expense related to unrecognized tax benefits.
We expect to settle certain state income tax audits within the next 12 months and believe it is reasonably possible that these audit settlements will reduce the gross unrecognized tax benefits by $0.8 million.
The federal income tax returns for Mueller Co. and Anvil are closed for years prior to 2005 and for Mueller Water Products, Inc. for 2007 and 2008. Our 2009 return is closed except to the extent net operating losses from that year are utilized in later years. U.S. Pipe is subject to statute extension agreements that may be applicable to Walter Energy, and we remain liable for any tax related to U.S. Pipe pursuant to the terms of our sale of that segment. See Note 15. During 2012, the IRS completed its audit of our income tax returns filed for 2010, 2009, 2008 and 2007. The IRS audit resulted in zero additional tax liability.
Our state income tax returns are generally closed for years prior to 2006, except to the extent of our state net operating loss carryforwards. Our Canadian income tax returns are generally closed for years prior to 2006. We are currently under audit by several states at various levels of completion. We do not have any material unpaid assessments.

Note 6.	Borrowing Arrangements
The components of our long-term debt are presented below.

	September 30,
	2013	2012
	(in millions)
ABL Agreement	$—	$—
8.75% Senior Unsecured Notes	178.0	199.9
7.375% Senior Subordinated Notes	420.0	420.0
Other	2.8	2.9
	600.8	622.8
Less current portion	(1.3)	(1.1)
Long-term debt	$599.5	$621.7
ABL Agreement. At September 30, 2013, our asset based lending agreement (“ABL Agreement”) consisted of a revolving credit facility for up to $225 million of revolving credit borrowings, swing line loans and letters of credit. The ABL Agreement also permits us to increase the size of the credit facility by an additional $150 million in certain circumstances subject to adequate borrowing base availability. We may borrow up to $25 million through swing line loans and may have up to $60 million of letters of credit outstanding.
Borrowings under the ABL Agreement bear interest at a floating rate equal to LIBOR plus a margin ranging from 175 to 225 basis points, or a base rate, as defined in the ABL Agreement, plus a margin ranging from 75 to 125 basis points. At September 30, 2013 the applicable rate was LIBOR plus 175 basis points.
The ABL Agreement terminates on the earlier of (1) December 18, 2017 and (2) 60 days prior to the final maturity of our 7.375% Senior Subordinated Notes. We pay a commitment fee for any unused borrowing capacity under the ABL Agreement of either 37.5 basis points per annum or 25 basis points per annum, based on daily average availability during the previous calendar quarter. At September 30, 2013, our commitment fee was 37.5 basis points. Our obligations under the ABL Agreement are secured by a first-priority perfected lien on all of our U.S. receivables and inventory, certain cash and other supporting obligations. Borrowings are not subject to any financial maintenance covenants unless excess availability is less than the greater of $22.5 million and 10% of the aggregate commitments under the ABL Agreement. Excess availability based on September 30, 2013 data, as reduced by outstanding letters of credit and accrued fees and expenses of $32.9 million, was $159.4 million
8.75% Senior Unsecured Notes. The 8.75% Senior Unsecured Notes (“Senior Unsecured Notes”) mature in September 1, 2020 and bear interest at 8.75%, paid semi-annually. The Senior Unsecured Notes balance at September 30, 2013 is net of $2.0 million of unamortized discount. Based on quoted market prices, the outstanding Senior Unsecured Notes had a fair value of $197.1 million at September 30, 2013.
During 2013, we redeemed $22.5 million aggregate principal amount of the Senior Unsecured Notes at a redemption price of 103% and recorded a loss on early extinguishment of debt of $1.4 million. After August 31, 2015, we may redeem the Senior Unsecured Notes at specified redemption prices. Upon a Change of Control (as defined in the indenture securing the Senior Unsecured Notes), we are required to offer to purchase the outstanding Senior Unsecured Notes at a purchase price of 101.0%. The Senior Unsecured Notes are guaranteed by essentially all of our U.S. subsidiaries, but are subordinate to borrowings under the ABL Agreement.
The indenture securing the Senior Unsecured Notes contains customary covenants and events of default, including covenants that limit our ability to incur debt, pay dividends and make investments. We believe we were compliant with these covenants at September 30, 2013 and expect to remain in compliance through September 30, 2014.
7.375% Senior Subordinated Notes. The 7.375% Senior Subordinated Notes (“Senior Subordinated Notes”) mature in June 1, 2017 and bear interest at 7.375%, paid semi-annually. Based on quoted market prices, the outstanding Senior Subordinated Notes had a fair value of $429.5 million at September 30, 2013.

We may redeem any portion of the Senior Subordinated Notes at specified redemption prices , subject to restrictions in the Senior Unsecured Notes. Upon a Change of Control (as defined in the indenture securing the Senior Subordinated Notes), we are required to offer to purchase the outstanding Senior Subordinated Notes at a purchase price of 101%. The Senior Subordinated Notes are guaranteed by essentially all of our U.S. subsidiaries, but are subordinate to the borrowings under the ABL Agreement and the Senior Unsecured Notes.
The indenture securing the Senior Subordinated Notes contains customary covenants and events of default, including covenants that limit our ability to incur debt, pay dividends and make investments. We believe we were compliant with these covenants at September 30, 2013 and expect to remain in compliance through September 30, 2014.
Future maturities of outstanding borrowings at September 30, 2013 for each of the following years are $1.3 million for 2014, $1.0 million for 2015, $0.5 million for 2016, $420.0 million for 2017, none for 2018 and $180.0 million after 2018.

Note. 7	Retirement Plans
We have various pension plans (“Pension Plans”), which we fund in accordance with their requirements and, where applicable, in amounts sufficient to satisfy the minimum funding requirements of applicable laws. The Pension Plans provide benefits based on years of service and compensation or at stated amounts for each year of service.
We formerly provided certain postretirement benefits other than pensions, primarily healthcare, to eligible retirees. Our postretirement benefit plans were funded as benefits were paid.
On April 1, 2012, we changed certain provisions of our pension and postretirement benefit plans affecting U.S. Pipe participants in these plans. These changes vested all accumulated pension benefits and then froze the plan such that no additional pension benefits would accumulate. Postretirement medical benefits ceased on December 31, 2012. Related to this cessation of benefits, we recorded a benefit of $7.4 million, which is included in income from discontinued operations in 2013. During 2012, we recorded a pension curtailment expense of $0.2 million and an other postretirement benefit plan curtailment gain of $2.4 million, which was included in loss from discontinued operations for 2012.
In 2011, we ceased enrollment in our Pension Plans. This amendment decreased our pension and postretirement benefit liabilities by $30.6 million and $1.8 million, respectively, and resulted in an after-tax decrease in accumulated other comprehensive loss of $19.7 million. We also recorded a pension plan curtailment expense of $0.7 million.
The measurement date for all Pension Plans and other postretirement benefit plans was September 30.
We currently estimate we will contribute $0.8 million to our Pension Plans in 2014.
The components of net periodic benefit cost (gain) are presented below.

	2013	2012	2011
	(in millions)
Service cost	$2.0	$1.8	$2.5
Interest cost	18.3	20.2	21.2
Expected return on plan assets	(25.1)	(24.0)	(23.4)
Amortization of prior service cost	—	0.6	0.6
Amortization of net loss	9.0	6.0	5.9
Curtailment / special settlement loss	0.1	0.2	0.7
Costs allocated to discontinued operations	—	(1.1)	(4.3)
Net periodic benefit cost	$4.3	$3.7	$3.2
Balance sheet information for Pension Plans with accumulated benefit obligations in excess of plan assets is presented below.

	September 30,
	2013	2012
	(in millions)
Projected benefit obligations	$390.4	$445.2
Accumulated benefit obligations	390.4	445.0
Fair value of plan assets	384.8	383.2

Balance sheet information for Pension Plans with accumulated benefit obligations less than plan assets is presented below.

	September 30,
	2013	2012
	(in millions)
Projected benefit obligations	$9.2	$3.1
Accumulated benefit obligations	9.1	3.1
Fair value of plan assets	10.4	3.9
Amounts recognized for our Pension Plans and other postretirement benefit plans are presented below.

	Pension Plans		Other Plans
	2013	2012	2013	2012
	(in millions)
Projected benefit obligations:
Beginning of year	$448.3	$381.3	$0.2	$2.1
Service cost	2.0	1.8	—	—
Interest cost	18.3	20.2	—	0.1
Plan amendment	—	—	—	(1.4)
Actuarial loss (gain)	(42.5)	71.6	—	(0.1)
Benefits paid	(26.0)	(24.7)	(0.2)	(0.5)
Currency translation	(0.5)	0.6	—	—
Decrease in obligation due to curtailment	—	(2.8)	—	—
Other	—	0.3	—	—
End of year	$399.6	$448.3	$—	$0.2
Accumulated benefit obligations at end of year	$399.5	$448.1	$—	$0.2
Plan assets:
Beginning of year	$387.1	$331.8	$—	$—
Actual return on plan assets	34.4	58.2	—	—
Employer contributions	0.2	21.3	0.2	0.5
Currency translation	(0.5)	0.5	—	—
Benefits paid	(26.0)	(24.7)	(0.2)	(0.5)
End of year	$395.2	$387.1	$—	$—
Accrued benefit cost at end of year:
Unfunded status	$(4.4)	$(61.2)	$—	$(0.2)
Recognized on balance sheet:
Other noncurrent assets	$1.3	$0.9	$—	$—
Other current liabilities	—	—	—	(0.1)
Other noncurrent liabilities	(5.7)	(62.1)	—	(0.1)
	$(4.4)	$(61.2)	$—	$(0.2)
Recognized in accumulated other comprehensive loss, before tax:
Prior year service cost (gain)	$0.2	$0.3	$—	$(0.4)
Net actuarial loss (gain)	74.5	135.3	—	(4.2)
	$74.7	$135.6	$—	$(4.6)
Our U.S. plan comprised 97% of the Pension Plans' obligations and 97% of Pension Plans' assets at September 30, 2013.

Pension Plan activity in accumulated other comprehensive loss, before tax, in 2013 is presented below, in millions.

Balance at beginning of year	$135.6
Actuarial gain	(51.8)
Prior year service loss amortization to net periodic cost	(9.0)
Other	(0.1)
Balance at end of year	$74.7
The components of accumulated other comprehensive loss related to pension that we expect to amortize into net periodic benefit cost in 2014 are presented below, in millions.

Amortization of unrecognized prior year service cost	$0.1
Amortization of unrecognized loss	3.5
$3.6
The discount rates for determining the present value of pension obligations were selected using a “bond settlement” approach, which constructs a hypothetical bond portfolio that could be purchased such that the coupon payments and maturity values could be used to satisfy the projected benefit payments.  The discount rate is the equivalent rate that results in the present value of the projected benefit payments equaling the market value of this bond portfolio. Only high quality (AA graded or higher), non-callable corporate bonds are included in this bond portfolio.  We rely on the Pension Plans' actuaries to assist in the development of the discount rate model.
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
A summary of key assumptions for our pension and other postretirement benefit plans is below.

	Pension Plans			Other Plans
	2013	2012	2011	2013	2012	2011
Weighted average used to determine benefit obligations:
Discount rate	5.16%	4.21%	5.66%	n/a	4.22%	5.69%
Rate of compensation increases	3.50	3.50	3.50	n/a	n/a	n/a
Weighted average used to determine net periodic cost:
Discount rate	4.21%	5.66%	5.88%	n/a	5.69%	5.88%
Expected return on plan assets	6.71	6.95	7.47	n/a	n/a	n/a
Rate of compensation increases	3.50	3.50	3.50	n/a	n/a	n/a
Assumed healthcare cost trend rates:
Next year – pre-65	n/a	n/a	n/a	n/a	n/a	7.50%
Ultimate trend rate – pre-65	n/a	n/a	n/a	n/a	n/a	5.00%
Year ultimate trend rate achieved	n/a	n/a	n/a	n/a	n/a	2016

Assumed discount rates, expected return on plan assets and salary increases affect the amounts reported for the Pension Plans. The effects of a one-percentage-point change in the trend rate for these assumptions are below.

	1 Percentage point increase	1 Percentage point decrease
	(in millions)
Discount rate:
Effect on pension service cost	$(0.2)	$0.3
Effect on pension benefit obligations	(39.2)	47.3
Effect on 2014 pension expense	(2.3)	2.7
Expected return on plan assets:
Effect on 2014 pension expense	(3.8)	3.8
We maintain a single trust to hold the assets of the U.S. pension plan. During 2013, the strategic asset allocation was adjusted to 40% equity investments from 60% equity investments. This trust's strategic asset allocations, tactical range at September 30, 2013 and actual asset allocations are presented below.

	Strategic asset allocation				Actual asset allocations at
					September 30,
		Tactical range			2013	2012	2011
Equity investments:
Large capitalization stocks	26%
Small capitalization stocks	5
International stocks	9
	40	30	-	50%	40%	59%	46%
Fixed income investments	60	50	-	70	59	39	53
Cash	—	0	-	5	1	2	1
	100%				100%	100%	100%
Assets of the Pension Plans are allocated to various investments to attain diversification and reasonable risk-adjusted returns while also managing the exposure to asset and liability volatility. These ranges are targets and deviations may occur from time to time due to market fluctuations. Portfolio assets are typically rebalanced to the allocation targets at least annually. The valuation methodologies used to measure the assets of the Pension Plans at fair value are:

•
Equity investments are valued at the closing price reported on the active market when reliable market quotations are readily available. When market quotations are not readily available, assets of the Pension Plans are valued by a method the trustees of the Pension Plans believe accurately reflects fair value;

•
Fixed income fund investments are valued using the closing price reported in the active market in which the investment is traded or based on yields currently available on comparable securities of issuers with similar credit ratings; and

•
Other investments are valued as determined by the trustees of the Pension Plans based on their net asset values and supported by the value of the underlying securities and by the unit prices of actual purchase and sale transactions occurring at or close to the financial statement date.

In 2013, $1.5 million of investments classified as level 3 in the prior year were reclassified as level 2 fixed income funds, after receiving more complete valuation information from the trustee. The assets of the Pension Plans by level within the fair value hierarchy are presented below.

	September 30, 2013
	Level 1	Level 2	Level 3	Total
	(in millions)
Equity:
Large cap stocks:
Large cap growth funds	$—	$31.7	$—	$31.7
Large cap index funds	—	26.1	—	26.1
Large cap value funds	—	16.3	—	16.3
Large cap growth mutual funds	16.1	—	—	16.1
Small cap stocks:
Small cap growth funds	—	23.5	—	23.5
International stocks:
Mutual funds	31.5	—	—	31.5
International funds	—	15.7	—	15.7
Total equity	47.6	113.3	—	160.9
Fixed income	—	229.8	—	229.8
Cash and cash equivalents	4.5	—	—	4.5
	$52.1	$343.1	$—	$395.2

	September 30, 2012
	Level 1	Level 2	Level 3	Total
	(in millions)
Equity:
Large cap stocks:
Large cap growth funds	$—	$15.6	$—	$15.6
Large cap value funds	—	30.4	—	30.4
Large cap value mutual funds	31.3	—	—	31.3
Large cap growth mutual funds	71.7	—	—	71.7
Small cap stocks:
Small cap index funds	—	36.3	—	36.3
International stocks:
Mutual funds	31.4	—	—	31.4
International funds	—	10.6	—	10.6
Total equity	134.4	92.9	—	227.3
Fixed income	—	151.3	—	151.3
Cash and cash equivalents	0.2	6.8	—	7.0
Other	—	—	1.5	1.5
	$134.6	$251.0	$1.5	$387.1

The estimated pension benefit payments, which reflect expected future service, as appropriate, are presented below in millions.

2014	$26.5
2015	26.4
2016	26.5
2017	26.7
2018	27.0
2019-2023	137.0
Defined Contribution Retirement Plan-Certain U.S. employees participate in defined contribution 401(k) plans. We make matching contributions as a function of employee contributions. Matching contributions were $4.7 million, $4.2 million and $4.0 million during 2013, 2012 and 2011, respectively.

Note 8.	Capital Stock
Common stock share activity is presented below.

Shares outstanding at September 30, 2010	154,708,474
Exercise of stock options	7,327
Exercise of employee stock purchase plan instruments	397,010
Vesting of restricted stock units, net of shares withheld	680,801
Shares outstanding at September 30, 2011	155,793,612
Exercise of stock options	8,552
Exercise of employee stock purchase plan instruments	339,242
Vesting of restricted stock units, net of shares withheld	699,242
Shares outstanding at September 30, 2012	156,840,648
Exercise of stock options	384,475
Exercise of employee stock purchase plan instruments	290,173
Vesting of restricted stock units, net of shares withheld	719,004
Shares outstanding at September 30, 2013	158,234,300

Note 9.	Stock-based Compensation Plans
The effect of stock-based compensation on our statements of operations is presented below.

	2013	2012	2011
	(in millions, except per share data)
Decrease in operating income	$11.4	$6.0	$5.0
Decrease in net income or increase in net loss	6.9	3.5	3.3
Effect on earnings or loss per basic share	0.04	0.02	0.02
Effect on earnings or loss per diluted share	0.04	0.02	0.02
We excluded 1,387,198 instruments from the calculation of diluted earnings per share for 2013 because the effect of including them would have been antidilutive. We recorded net losses from both continuing and discontinued operations for 2012 and 2011. The effect of including normally dilutive securities in the loss per share calculations would have been antidilutive. Therefore, all stock-based compensation instruments were excluded from diluted loss per share calculations for 2012 and 2011.
At September 30, 2013, there was approximately $2.8 million of unrecognized compensation expense related to stock-based awards not yet vested. We expect to recognize this expense over a weighted average life of approximately 1.25 years.

The Mueller Water Products, Inc. 2006 Stock Incentive Plan (“2006 Plan”) authorizes an aggregate of 20,500,000 shares of common stock that may be granted through the issuance of stock-based awards. Any awards canceled are available for reissuance. Generally, all of our employees and members of our board of directors are eligible to participate in the 2006 Plan. At September 30, 2013, 8,032,964 shares of common stock were available for future grants of awards under the 2006 Plan. This total excludes any potential variations from target for those grants for which the final number of shares to be issued has not yet been determined.
An award granted under the 2006 Plan vests at such times and in such installments as set by the Compensation and Human Resources Committee of the board of directors, but no award will be exercisable after the ten-year anniversary of the date on which it is granted. Management expects some instruments will be forfeited prior to vesting. Grants to members of our board of the directors are expected to vest fully. Based on historical forfeitures, we expect grants to others to be forfeited at an annual rate of 5%.
Restricted Stock Units. Depending on the specific terms of each award, restricted stock units generally vest either on the three-year or seven-year anniversary of the grant date, or ratably over the life of the award, usually three years, on each anniversary date of the original grant. Restricted stock units granted since November 2007 also vest upon the Retirement (as defined in the 2006 Plan) of a participant. Compensation expense for restricted stock units is recognized between the grant date and the vesting date (or the date on which a participant becomes Retirement-eligible, if sooner) on a straight-line basis for each tranche of each award. Fair values of restricted stock units are determined using the closing price of our common stock on the respective dates of grant. Restricted stock unit activity under the 2006 Plan is summarized below.

	Restricted stock units	Weighted average grant date fair value per unit	Weighted average remaining contractual term (years)	Aggregate intrinsic value (millions)
Outstanding at September 30, 2010	2,095,713	$7.66	1.9
Granted	990,139	3.63
Vested	(762,893)	7.02		$2.7
Canceled	(257,193)	6.48
Outstanding at September 30, 2011	2,065,766	6.11	1.6
Granted	1,406,318	2.19
Vested	(867,451)	5.44		2.2
Canceled	(180,871)	5.33
Outstanding at September 30, 2012	2,423,762	4.13	1.0
Granted	509,338	5.37
Vested	(995,037)	4.77		5.6
Canceled	(12,723)	12.28
Outstanding at September 30, 2013	1,925,340	$4.30	0.9

Performance Shares. In 2013, we granted 243,992 cash-settled and 406,658 stock-settled performance shares under the 2006 Plan. The performance shares represent a target number of units that may be paid out at the end of a multi-year award cycle consisting of annual performance periods coinciding with our fiscal years. Performance goals are established within 90 days of the beginning of each performance period by the Compensation and Human Resources Committee of our board of directors ("Committee"). At the end of each annual performance period, the Committee certifies performance against the applicable performance targets, resulting in a performance factor ranging from 0.0 to 2.0. The performance factor is used to determine the actual amount of cash to be paid and number of shares of common stock to be issued within 90 days following the end of each award cycle. Performance shares do not convey voting rights or earn dividends. Performance shares vest on the last day of an award cycle, unless vested sooner due to a "Change of Control" of the Company, or the death, disability or Retirement of a participant.
A cash-settled performance share entitles the recipient to a cash payment determined at the end of each of two successive annual performance periods. The amount of cash to be distributed equals the product of the number of performance shares granted for each performance period multiplied by the applicable performance factor and by the closing price of our common stock on the last day of the award cycle. The performance factor for the performance period ended September 30, 2013 was 2.0. Compensation expense for cash-settled performance shares is recognized over the applicable performance period based on the estimated performance factor and the closing price of our common stock at each balance sheet date. Cash-settled performance shares are recorded as liability awards, outstanding cash-settled performance shares had a fair value of $7.99 per share and our liability for cash-settled performance shares was $1.9 million at September 30, 2013.
A stock-settled performance share entitles the recipient to receive a number of shares of our common stock determined at the end of each of three successive annual performance periods. The number of shares of our common stock issuable equals the number of performance shares granted multiplied by the applicable performance factor. Compensation expense for stock-settled performance shares is recognized over the applicable annual performance period based on the estimated performance factor and the closing price of our common stock on the date each performance goal is established. This stock price was $5.22 for the first annual performance period.
Stock Options. Outstanding stock options generally vest on each anniversary date of the original grant ratably over three years. Stock options granted since November 2007 also vest upon the Retirement of a participant. Compensation expense for stock options is recognized between the grant date and the vesting date (or the date on which a participant becomes Retirement-eligible, if sooner) on a straight-line basis for each tranche of each award. Stock option activity under the 2006 Plan is summarized below.

	Options	Weighted average exercise price per option	Weighted average remaining contractual term (years)	Aggregate intrinsic value (millions)
Outstanding at September 30, 2010	4,724,546	$7.89	7.9	$—
Granted	1,516,316	3.57
Exercised	(7,327)	3.33		—
Canceled	(608,402)	7.78
Outstanding at September 30, 2011	5,625,133	6.74	7.5	—
Granted	677,117	2.18
Exercised	(8,552)	3.59		—
Canceled	(771,088)	5.97
Outstanding at September 30, 2012	5,522,610	6.30	6.8	3.5
Granted	125,780	5.91
Exercised	(384,475)	4.97		1.2
Canceled	(139,209)	12.52
Outstanding at September 30, 2013	5,124,706	$6.22	5.9	$14.6

Exercisable at September 30, 2013	4,172,371	$6.90	5.5	$10.1

Expected to vest after September 30, 2013	924,327	$3.22	7.9	$4.4

Stock option exercise prices are equal to the closing price of our common stock on the relevant grant date. The ranges of exercise prices for stock options outstanding at September 30, 2013 are summarized below.

Exercise price			Options	Weighted average exercise price	Weighted average remaining contractual term (years)	Exercisable options	Weighted average exercise price
$2.03	-	$4.97	2,081,018	$3.27	7.3	1,254,463	$3.57
5.05	-	9.48	2,026,658	5.68	5.8	1,900,878	5.66
10.66	-	14.55	706,776	11.83	3.7	706,776	11.83
15.09	-	20.56	310,254	16.71	2.8	310,254	16.71
			5,124,706	$6.22	5.9	4,172,371	$6.90
Compensation expense attributed to stock options is based on the fair value of the awards on their respective grant dates, as determined using a Black-Scholes model. The weighted average grant-date fair values of stock options granted and the weighted average assumptions used to determine these fair values are indicated below.

	2013	2012	2011
Grant-date fair value	$5.91	$1.31	$1.25
Risk-free interest rate	1.63%	1.74%	2.26%
Dividend yield	2.17%	1.97%	1.57%
Expected life (years)	8.0	8.0	7.2
Expected annual volatility	0.6696	0.7342	0.3658
The risk-free interest rate is based on the U.S. Treasury zero-coupon yield in effect at the grant date with a term equal to the expected life. The expected dividend yield is based on our estimated annual dividend and stock price history at the grant date. The expected term represents the period of time the awards are expected to be outstanding. In 2011, we determined the volatility assumption for calculating the fair value of our stock option grants based upon a group of peer companies. The average volatility for these peer companies had been used as we believed our volatility since our initial public offering in 2006 was not representative of expected volatility over the expected term of the stock option grants due to the historically unusual volatility in our end markets since the date of our initial public offering. In 2012, we concluded that our own historical volatility provided a better estimate of our expected volatility over the expected life of stock options granted in 2012 and beyond.
Employee Stock Purchase Plan. The Mueller Water Products, Inc. 2006 Employee Stock Purchase Plan (“ESPP”) authorizes the sale of up to 4,000,000 shares of our common stock to employees. Generally, all full-time, active employees are eligible to participate in the ESPP. Employees may designate up to the lesser of $25,000 or 20% of their annual compensation for the purchase of our common stock. An employee's purchase during any three-month offering period is limited to 1,000 shares of our common stock. Any excess payroll withholdings are returned to the employee. The price for shares purchased under the ESPP is the lower of 85% of closing price on the first day or the last day of the offering period. At September 30, 2013, 1,887,163 shares were available for issuance under the ESPP.

Phantom Plan. In 2012, the Company adopted the Mueller Water Products, Inc. Phantom Plan (“Phantom Plan”). The Phantom Plan awards were awarded to certain non-officer employees. Outstanding phantom awards vest ratably on each anniversary date of the original grant for three years. Compensation expense for Phantom Plan awards is charged against income on a straight-line basis for each tranche of each award based on the closing price of our common stock at each balance sheet date. Phantom Plan awards are recorded as liability awards and the outstanding Phantom Plan awards had a fair value of $7.99 per award and our liability for Phantom Plan awards was $2.5 million at September 30, 2013. Phantom Plan activity for 2013 is summarized below.

	Phantom Plan units	Weighted average grant date fair value per unit	Weighted average remaining contractual term (years)	Aggregate intrinsic value (millions)
Outstanding at September 30, 2011	—	—	0.0
Granted	358,866	$2.03
Vested	—			$—
Canceled	—	—
Outstanding at September 30, 2012	358,866	2.03	1.2
Granted	382,605	5.22
Vested	(119,637)			0.7
Canceled	(12,852)	2.03
Outstanding at September 30, 2013	608,982	$4.03	1.0

Note 10.	Supplemental Balance Sheet Information
Selected supplemental balance sheet information is presented below.

	September 30,
	2013	2012
	(in millions)
Inventories:
Purchased components and raw material	$75.4	$69.7
Work in process	38.6	27.5
Finished goods	94.5	86.0
	$208.5	$183.2
Other current assets:
Maintenance and repair tooling	$22.5	22.9
Income taxes	14.9	3.9
U.S. Pipe-related workers' compensation and other reimbursements	2.2	4.3
Other	6.5	6.9
	$46.1	$38.0
Property, plant and equipment:
Land	$10.6	$12.3
Buildings	75.5	71.3
Machinery and equipment	305.7	286.5
Construction in progress	19.6	12.4
	411.4	382.5
Accumulated depreciation	(269.5)	(244.6)
	$141.9	$137.9
Other current liabilities:
Compensation and benefits	$37.3	$41.0
Customer rebates	15.5	13.7
Interest	12.0	12.2
Taxes other than income taxes	5.0	5.6
Warranty	2.8	1.6
Income taxes	1.3	0.9
Restructuring	—	0.6
Environmental	0.2	0.2
Other	6.5	7.0
	$80.6	$82.8

Note 11.	Supplemental Statement of Operations Information
Selected supplemental statement of operations information is presented below.

	2013	2012	2011
	(in millions)
Included in selling, general and administrative expenses:
Research and development	$14.8	$12.7	$9.9
Advertising	$5.0	$4.9	$4.3
Interest expense, net:
7.375% Senior Subordinated Notes	$31.0	$31.0	$31.0
8.75% Senior Unsecured Notes	16.8	19.3	20.0
Deferred financing fees amortization	2.0	2.3	2.3
ABL Agreement	1.5	3.2	4.0
Interest rate swap contracts	—	5.0	8.0
Other interest expense	0.7	(0.6)	0.6
	52.0	60.2	65.9
Interest income	(0.3)	(0.3)	(0.3)
	$51.7	$59.9	$65.6

Note 12.	Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss is presented below.

	Foreign currency translation	Minimum pension liability, net of tax	Total
		(in millions)
Balance at September 30, 2012	$9.2	$(96.9)	$(87.7)
Current period other comprehensive income (loss)	(2.4)	61.5	59.1
Balance at September 30, 2013	$6.8	$(35.4)	$(28.6)

Note 13.	Supplemental Cash Flow Information
The impact these transactions had on our consolidated balance sheets is presented below.

	September 30,
	2013	2012	2011
	(in millions)
Pension and other postretirement plans:
Increase (decrease) in other noncurrent assets	$0.3	$(0.1)	$(0.5)
Decrease (increase) in other noncurrent liabilities	51.5	(36.2)	17.3
Decrease (increase) in other current liabilities	—	0.3	(0.3)
Decrease (increase) in deferred tax liabilities	(20.1)	(0.6)	(6.4)
Decrease (increase) in accumulated other comprehensive loss	(31.7)	36.6	(10.1)
	$—	$—	$—
Cash paid (received), net:
Interest	$49.1	$53.3	$54.8
Income taxes	$0.7	$(6.9)	$4.6

Note 14.	Segment Information
Our operations consist of two business segments: Mueller Co. and Anvil. These segments are organized primarily based on products sold and customers served and are consistent with how the segments are managed, how resources are allocated and how information is used by the chief operating decision maker. Mueller Co. manufactures valves for water and gas systems including butterfly, iron gate, tapping, check, plug and ball valves, dry-barrel and wet-barrel fire hydrants and metering, leak detection, pipe condition assessment and other products and services for the water infrastructure industry. Anvil manufactures and sources a broad range of products including a variety of fittings, couplings, hangers and related products.
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
Geographical area information is presented below.

	United States	Canada	Other	Total
	(in millions)
Net sales:
2013	$971.0	$101.5	$48.3	$1,120.8
2012	872.3	112.4	39.2	1,023.9
2011	834.0	113.5	17.1	964.6
Property, plant and equipment, net:
September 30, 2013	$133.6	$4.7	$3.6	$141.9
September 30, 2012	129.2	5.6	3.1	137.9
Approximately 38% of our 2013 gross sales were to our 10 largest distributors, and approximately 23% of our 2013 gross sales were to our two largest distributors, Ferguson Enterprises, Inc. (“Ferguson Enterprises”) and HD Supply, Inc. (“HD Supply”). Sales to Ferguson Enterprises comprised approximately 12%, 12% and 12% of our total gross sales during 2013, 2012 and 2011, respectively. In 2013, Ferguson Enterprises accounted for approximately 15% and 8% of gross sales for Mueller Co and Anvil, respectively. Receivables from Ferguson Enterprises totaled $22.9 million and $22.4 million at September 30, 2013 and 2012, respectively. Sales to HD Supply comprised approximately 11%, 10% and 10% of our total gross sales during 2013, 2012, and 2011, respectively. In 2013, HD Supply accounted for approximately 14% and 4% of gross sales for Mueller Co. and Anvil, respectively. Receivables from HD Supply totaled $24.4 million and $16.4 million at September 30, 2013 and 2012, respectively.

Summarized financial information for our segments is presented below.

	Mueller Co.	Anvil	Corporate	Total
	(in millions)
Net sales, excluding intercompany:
2013	$729.5	$391.3	$—	$1,120.8
2012	652.4	371.5	—	1,023.9
2011	605.5	359.1	—	964.6
Intercompany sales:
2013	$7.4	$0.1	$—	$7.5
2012	7.3	0.1	—	7.4
2011	8.7	0.1	—	8.8
Operating income (loss):
2013	$91.3	$40.2	$(34.2)	$97.3
2012	57.7	37.3	(30.9)	64.1
2011	53.8	31.8	(32.9)	52.7
Depreciation and amortization:
2013	$44.6	$14.2	$0.4	$59.2
2012	45.7	14.3	0.6	60.6
2011	47.7	14.5	0.9	63.1
Restructuring:
2013	$1.5	$0.1	$(0.1)	$1.5
2012	2.5	0.3	—	2.8
2011	1.4	1.2	1.0	3.6
Capital expenditures:
2013	$23.1	$12.3	$0.2	$35.6
2012	20.0	11.4	—	31.4
2011	14.8	7.5	0.8	23.1
Total assets:
September 30, 2013	$846.8	$259.6	$175.5	$1,281.9
September 30, 2012	843.0	258.7	139.2	1,240.9
Identifiable intangible assets, net:
September 30, 2013	$491.6	$61.5	$—	$553.1
September 30, 2012	515.5	65.0	—	580.5
Note 15.Commitments and Contingencies
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
In addition, the IRS previously issued a Notice of Proposed Deficiency assessing additional tax of $82.2 million for the fiscal years ended May 31, 2000 through December 31, 2005. Walter Energy filed a formal protest with the IRS, but had not reached a final resolution with the Appeals Division at September 30, 2013. The unresolved issues relate primarily to Walter Energy's method of recognizing revenue on the sale of homes and related interest on the installment notes receivable. The items at issue relate primarily to the timing of revenue recognition and consequently, should the IRS prevail on its positions, Walter Energy's financial exposure should be limited to interest and penalties. As a matter of law, we are jointly and severally liable for any final tax determination for any year in which any of our subsidiaries were members of the Walter Energy consolidated group, which means that we would be liable in the event Walter Energy is unable to pay any amounts owed. Walter Energy has disclosed that it believes its filing positions have substantial merit and that it intends to defend vigorously any claims asserted.
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
In accordance with the income tax allocation agreement, Walter Energy used certain tax assets of one of our predecessors in its calendar 2006 tax return for which payment to us is required. The income tax allocation agreement only requires Walter Energy to make the payment upon realization of the tax benefit by receiving a refund or otherwise offsetting taxes due. Walter Energy currently owes us $11.6 million, which includes recent tax audit and amended tax return adjustments, that is payable pending completion of an IRS audit of Walter Energy's 2006 tax year and the related refund of tax from that year. This receivable is included in other current assets at September 30, 2013.
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
Operating Leases. We maintain operating leases primarily for equipment and facilities. Rent expense was $8.4 million, $8.4 million and $8.5 million for 2013, 2012 and 2011, respectively. Future minimum payments under non-cancelable operating leases are $7.1 million, $5.9 million, $5.0 million, $3.9 million and $2.3 million during 2014, 2015, 2016, 2017 and 2018, respectively. Total minimum payments due beyond 2018 are $3.6 million.

Note 16.	Subsequent Events
On October 23, 2013, our board of directors declared a dividend of $0.0175 per share on our common stock, payable on or about November 20, 2013 to stockholders of record at the close of business on November 8, 2013.

Note 17.	Quarterly Consolidated Financial Information (Unaudited)

	Quarter
	Fourth	Third	Second	First
	(in millions, except per share amounts)
2013:
Net sales	$293.2	$299.4	$283.1	$245.1
Gross profit	88.8	90.0	77.3	57.1
Operating income	33.2	32.9	24.3	6.9

Income (loss) from continuing operations	$16.8	$16.0	$7.6	$(5.0)
Loss from discontinued operations	(3.3)	(1.9)	(1.4)	12.0
Net income	$13.5	$14.1	$6.2	$7.0
Net income per basic share(1):
Continuing operations	$0.11	$0.10	$0.05	$(0.03)
Discontinued operations	(0.02)	(0.01)	(0.01)	0.07
Net income	$0.09	$0.09	$0.04	$0.04
Net income per diluted share(1):
Continuing operations	$0.10	$0.10	$0.05	$(0.03)
Discontinued operations	(0.02)	(0.01)	(0.01)	0.07
Net income	$0.08	$0.09	$0.04	$0.04

2012:
Net sales	$281.1	$275.9	$251.5	$215.4
Gross profit	76.6	79.6	62.1	52.8
Operating income	21.9	25.7	10.6	5.9

Income (loss) from continuing operations	$4.3	$5.9	$(8.9)	$(6.5)
Income (loss) from discontinued operations	(0.8)	3.9	(100.9)	(5.4)
Net income (loss)	$3.5	$9.8	$(109.8)	$(11.9)
Net loss per basic share(1):
Continuing operations	$0.03	$0.04	$(0.06)	$(0.04)
Discontinued operations	(0.01)	0.02	(0.64)	(0.04)
Net income (loss)	$0.02	$0.06	$(0.70)	$(0.08)
Net income (loss) per diluted share(1):
Continuing operations	$0.03	$0.04	$(0.06)	$(0.04)
Discontinued operations	(0.01)	0.02	(0.64)	(0.04)
Net income (loss)	$0.02	$0.06	$(0.70)	$(0.08)

(1)	The sum of the quarterly amounts may not equal the full year amount due to rounding.

Note 18.	Consolidating Guarantor and Non-Guarantor Financial Information
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

Name	State of incorporation or organization

Anvil International, LLC	Delaware
Echologics, LLC	Delaware
Henry Pratt Company, LLC	Delaware
Henry Pratt International, LLC	Delaware
Hydro Gate, LLC	Delaware
J.B. Smith Mfg. Co., LLC	Delaware
James Jones Company, LLC	Delaware
Milliken Valve, LLC	Delaware
Mueller Co. LLC	Delaware
Mueller Group, LLC	Delaware
Mueller Group Co-Issuer, Inc.	Delaware
Mueller International, L.L.C.	Delaware
Mueller Property Holdings, LLC	Delaware
Mueller Co. International Holdings, LLC	Delaware
Mueller Service California, Inc.	Delaware
Mueller Service Co., LLC	Delaware
Mueller Systems, LLC	Delaware
OSP, LLC	Delaware
U.S. Pipe Valve & Hydrant, LLC	Delaware

Mueller Water Products, Inc. and Subsidiaries
Consolidating Balance Sheet
September 30, 2013

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
			(in millions)
Assets:
Cash and cash equivalents	$86.6	$(2.3)	$39.3	$—	$123.6
Receivables, net	0.1	150.4	14.0	—	164.5
Inventories	—	195.3	13.2	—	208.5
Deferred income taxes	26.3	—	0.4	—	26.7
Other current assets	18.2	25.7	2.2	—	46.1
Total current assets	131.2	369.1	69.1	—	569.4
Intercompany accounts	882.7	—	—	(882.7)	—
Property, plant and equipment	1.5	132.0	8.4	—	141.9
Identifiable intangible assets	—	551.3	1.8	—	553.1
Other noncurrent assets	16.0	0.2	1.3	—	17.5
Investment in subsidiaries	155.2	39.2	—	(194.4)	—
Total assets	$1,186.6	$1,091.8	$80.6	$(1,077.1)	$1,281.9
Liabilities and stockholders' equity:
Current portion of long-term debt	$—	$1.3	$—	$—	$1.3
Accounts payable	4.6	90.0	6.6	—	101.2
Other current liabilities	29.7	46.6	4.3	—	80.6
Total current liabilities	34.3	137.9	10.9	—	183.1
Long-term debt	598.0	1.5	—	—	599.5
Deferred income taxes	140.9	—	0.6	—	141.5
Other noncurrent liabilities	21.3	7.5	0.8	—	29.6
Intercompany accounts	63.9	789.7	29.1	(882.7)	—
Total liabilities	858.4	936.6	41.4	(882.7)	953.7
Stockholders' equity	328.2	155.2	39.2	(194.4)	328.2
Total liabilities and stockholders' equity	$1,186.6	$1,091.8	$80.6	$(1,077.1)	$1,281.9

Mueller Water Products, Inc. and Subsidiaries
Consolidating Balance Sheet
September 30, 2012

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
			(in millions)
Assets:
Cash and cash equivalents	$53.3	$(3.7)	$33.4	$—	$83.0
Receivables, net	—	146.9	19.2	—	166.1
Inventories	—	169.3	13.9	—	183.2
Deferred income taxes	18.5	—	1.1	—	19.6
Other current assets	10.5	26.3	1.2	—	38.0
Total current assets	82.3	338.8	68.8	—	489.9
Intercompany accounts	956.7	—	—	(956.7)	—
Property, plant and equipment	1.8	127.4	8.7	—	137.9
Identifiable intangible assets	—	579.0	1.5	—	580.5
Other noncurrent assets	30.5	0.7	1.4	—	32.6
Investment in subsidiaries	27.2	37.9	—	(65.1)	—
Total assets	$1,098.5	$1,083.8	$80.4	$(1,021.8)	$1,240.9
Liabilities and stockholders' equity:
Current portion of long-term debt	$—	$1.1	$—	$—	$1.1
Accounts payable	8.3	68.7	7.5	—	84.5
Other current liabilities	29.9	49.0	3.9	—	82.8
Total current liabilities	38.2	118.8	11.4	—	168.4
Long-term debt	619.9	1.8	—	—	621.7
Deferred income taxes	132.0	—	0.8	—	132.8
Other noncurrent liabilities	77.2	7.6	2.0	—	86.8
Intercompany accounts	—	928.4	28.3	(956.7)	—
Total liabilities	867.3	1,056.6	42.5	(956.7)	1,009.7
Stockholders' equity	231.2	27.2	37.9	(65.1)	231.2
Total liabilities and stockholders' equity	$1,098.5	$1,083.8	$80.4	$(1,021.8)	$1,240.9

Mueller Water Products, Inc. and Subsidiaries
Consolidating Statement of Operations
Year Ended September 30, 2013

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
			(in millions)
Net sales	$—	$1,005.9	$114.9	$—	$1,120.8
Cost of sales	—	708.6	99.0	—	807.6
Gross profit	—	297.3	15.9	—	313.2
Operating expenses:
Selling, general and administrative	34.0	168.2	12.2	—	214.4
Restructuring	—	1.4	0.1	—	1.5
Total operating expenses	34.0	169.6	12.3	—	215.9
Operating income (loss)	(34.0)	127.7	3.6	—	97.3
Interest expense, net	51.6	0.3	(0.2)	—	51.7
Loss on early extinguishment of debt	1.4	—	—	—	1.4
Income (loss) before income taxes	(87.0)	127.4	3.8	—	44.2
Income tax expense (benefit)	(17.3)	25.5	0.6	—	8.8
Equity in income of subsidiaries	105.1	3.2	—	(108.3)	—
Income from continuing operations	35.4	105.1	3.2	(108.3)	35.4
Income from discontinued operations, net of tax	5.4	—	—	—	5.4
Net income	$40.8	$105.1	$3.2	$(108.3)	$40.8
Mueller Water Products, Inc. and Subsidiaries
Consolidating Statement of Operations
Year Ended September 30, 2012

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
			(in millions)
Net sales	$—	$907.0	$116.9	$—	$1,023.9
Cost of sales	—	652.1	100.7	—	752.8
Gross profit	—	254.9	16.2	—	271.1
Operating expenses:
Selling, general and administrative	30.6	160.2	13.4	—	204.2
Restructuring	—	2.7	0.1	—	2.8
Total operating expenses	30.6	162.9	13.5	—	207.0
Operating income (loss)	(30.6)	92.0	2.7	—	64.1
Interest expense (income), net	60.0	0.2	(0.3)	—	59.9
Loss on early extinguishment of debt	1.5	—	—	—	1.5
Income (loss) before income taxes	(92.1)	91.8	3.0	—	2.7
Income tax expense (benefit)	(28.3)	35.6	0.6	—	7.9
Equity in income of subsidiaries	58.6	2.4	—	(61.0)	—
Income (loss) from continuing operations	(5.2)	58.6	2.4	(61.0)	(5.2)
Loss from discontinued operations, net of tax	(103.2)	—	—	—	(103.2)
Net income (loss)	$(108.4)	$58.6	$2.4	$(61.0)	$(108.4)

Mueller Water Products, Inc. and Subsidiaries
Consolidating Statement of Operations
Year Ended September 30, 2011

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
			(in millions)
Net sales	$—	$844.9	$119.7	$—	$964.6
Cost of sales	(0.1)	613.8	102.8	—	716.5
Gross profit	0.1	231.1	16.9	—	248.1
Operating expenses:
Selling, general and administrative	31.1	147.0	13.7	—	191.8
Restructuring	1.0	2.2	0.4	—	3.6
Total operating expenses	32.1	149.2	14.1	—	195.4
Operating income	(32.0)	81.9	2.8	—	52.7
Interest expense, net	65.6	—	—	—	65.6
Income (loss) before income taxes	(97.6)	81.9	2.8	—	(12.9)
Income tax expense (benefit)	(34.4)	30.6	0.9	—	(2.9)
Equity in income of subsidiaries	53.2	1.9	—	(55.1)	—
Income (loss) from continuing operations	(10.0)	53.2	1.9	(55.1)	(10.0)
Loss from discontinued operations, net of tax	(28.1)	—	—	—	(28.1)
Net income (loss)	$(38.1)	$53.2	$1.9	$(55.1)	$(38.1)

Mueller Water Products, Inc. and Subsidiaries
Consolidating Statement of Comprehensive Income
Year Ended September 30, 2013

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
			(in millions)
Net income	$40.8	$105.1	$3.2	$(108.3)	$40.8
Other comprehensive income (loss):
Minimum pension liability, net of tax	61.5	—	—	—	61.5
Equity in other comprehensive loss of subsidiaries	(2.4)	(2.4)	—	4.8	—
Foreign currency translation	—	—	(2.4)	—	(2.4)
	59.1	(2.4)	(2.4)	4.8	59.1
Comprehensive income	$99.9	$102.7	$0.8	$(103.5)	$99.9
Mueller Water Products, Inc. and Subsidiaries
Consolidating Statement of Comprehensive Income (Loss)
Year Ended September 30, 2012

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
			(in millions)
Net income (loss)	$(108.4)	$58.6	$2.4	$(61.0)	$(108.4)
Other comprehensive income (loss):
Minimum pension liability, net of tax	(39.4)	—	—	—	(39.4)
Interest rate swap contracts, net of tax	3.0	—	—	—	3.0
Equity in other comprehensive income of subsidiaries	2.9	2.9	—	(5.8)	—
Foreign currency translation	—	—	2.9	—	2.9
	(33.5)	2.9	2.9	(5.8)	(33.5)
Comprehensive income (loss)	$(141.9)	$61.5	$5.3	$(66.8)	$(141.9)
Mueller Water Products, Inc. and Subsidiaries
Consolidating Statement of Comprehensive Income (Loss)
Year Ended September 30, 2011

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
			(in millions)
Net income (loss)	$(38.1)	$53.2	$1.9	$(55.1)	$(38.1)
Other comprehensive income (loss):
Minimum pension liability, net of tax	12.2	—	—	—	12.2
Interest rate swap contracts, net of tax	4.9	—	—	—	4.9
Equity in other comprehensive loss of subsidiaries	(1.1)	(1.1)	—	2.2	—
Foreign currency translation	—	—	(1.1)	—	(1.1)
	16.0	(1.1)	(1.1)	2.2	16.0
Comprehensive income (loss)	$(22.1)	$52.1	$0.8	$(52.9)	$(22.1)

Mueller Water Products, Inc. and Subsidiaries
Consolidating Statement of Cash Flows
Year Ended September 30, 2013

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
			(in millions)
Operating activities:
Net cash provided by operating activities from continuing operations	$67.2	$37.9	$9.0	$—	$114.1
Investing activities:
Capital expenditures	(0.2)	(33.5)	(1.9)	—	(35.6)
Acquisitions, net of cash acquired	—	(1.1)	—	—	(1.1)
Proceeds from sales of assets	—	0.5	—	—	0.5
Net cash used in investing activities from continuing operations	(0.2)	(34.1)	(1.9)	—	(36.2)
Financing activities:
Early repayment of debt	(23.2)	—	—	—	(23.2)
Dividends paid	(11.0)	—	—	—	(11.0)
Common stock issued	3.1	—	—	—	3.1
Shares retained for employee taxes	(1.5)	—	—	—	(1.5)
Payment of deferred financing fees	(0.7)	—	—	—	(0.7)
Other	—	(2.4)	—	—	(2.4)
Net cash used in financing activities from continuing operations	(33.3)	(2.4)	—	—	(35.7)
Net cash flows from discontinued operations:
Operating activities	(4.9)	—	—	—	(4.9)
Investing activities	4.5	—	—	—	4.5
Net cash provided by discontinued operations	(0.4)	—	—	—	(0.4)
Effect of currency exchange rate changes on cash	—	—	(1.2)	—	(1.2)
Net change in cash and cash equivalents	33.3	1.4	5.9	—	40.6
Cash and cash equivalents at beginning of year	53.3	(3.7)	33.4	—	83.0
Cash and cash equivalents at end of year	$86.6	$(2.3)	$39.3	$—	$123.6

Mueller Water Products, Inc. and Subsidiaries
Consolidating Statement of Cash Flows
Year Ended September 30, 2012

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
			(in millions)
Operating activities:
Net cash provided by operating activities from continuing operations	$40.9	$32.2	$3.7	$—	$76.8
Investing activities:
Capital expenditures	—	(30.5)	(0.9)	—	(31.4)
Acquisitions, net of cash acquired	—	(1.8)	0.5	—	(1.3)
Proceeds from sales of assets	—	0.3	—	—	0.3
Net cash used in investing activities from continuing operations	—	(32.0)	(0.4)	—	(32.4)
Financing activities:
Debt paid	(34.0)	—	—	—	(34.0)
Early repayment of debt	(23.2)	—	—	—	(23.2)
Dividends paid	(11.0)	—	—	—	(11.0)
Common stock issued	0.7	—	—	—	0.7
Shares retained for employee taxes	(0.5)	—	—	—	(0.5)
Other	—	(0.1)	—	—	(0.1)
Net cash used in financing activities from continuing operations	(68.0)	(0.1)	—	—	(68.1)
Net cash flows from discontinued operations:
Operating activities	(43.3)	—	—	—	(43.3)
Investing activities	87.5	—	—	—	87.5
Net cash provided by discontinued operations	44.2	—	—	—	44.2
Effect of currency exchange rate changes on cash	—	—	1.5	—	1.5
Net change in cash and cash equivalents	17.1	0.1	4.8	—	22.0
Cash and cash equivalents at beginning of year	36.2	(3.8)	28.6	—	61.0
Cash and cash equivalents at end of year	$53.3	$(3.7)	$33.4	$—	$83.0

Mueller Water Products, Inc. and Subsidiaries
Consolidating Statement of Cash Flows
Year Ended September 30, 2011

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
			(in millions)
Operating activities:
Net cash provided by operating activities from continuing operations	$31.6	$17.9	$2.6	$—	$52.1
Investing activities:
Capital expenditures	(0.8)	(21.8)	(0.5)	—	(23.1)
Acquisitions, net of cash acquired	—	(1.3)	(7.9)	—	(9.2)
Proceeds from sales of assets	—	1.1	—	—	1.1
Net cash used in investing activities from continuing operations	(0.8)	(22.0)	(8.4)	—	(31.2)
Financing activities:
Debt paid	(15.0)	—	—	—	(15.0)
Common stock	1.3	—	—	—	1.3
Shares retained for employee taxes	(0.3)	—	—	—	(0.3)
Dividends paid	(10.9)	—	—	—	(10.9)
Payment of deferred financing fees	(0.4)	—	—	—	(0.4)
Other	—	2.4	—	—	2.4
Net cash provided by (used in) financing activities from continuing operations	(25.3)	2.4	—	—	(22.9)
Net cash flows from discontinued operations:
Operating activities	(12.2)	—	—	—	(12.2)
Investing activities	(8.4)	—	—	—	(8.4)
Net cash used in discontinued operations	(20.6)	—	—	—	(20.6)
Effect of currency exchange rate changes on cash	—	—	(0.4)	—	(0.4)
Net change in cash and cash equivalents	(15.1)	(1.7)	(6.2)	—	(23.0)
Cash and cash equivalents at beginning of year	51.3	(2.1)	34.8	—	84.0
Cash and cash equivalents at end of year	$36.2	$(3.8)	$28.6	$—	$61.0