Form 10-Q
period 2013-12-31
Mueller Water Products, Inc.
filed 2014-02-07
CIK 1350593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2013
☐                       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
There were 159,187,136 shares of common stock of the registrant outstanding at January 31, 2014.

PART I

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31,	September 30,
	2013	2013
	(in millions, except share amounts)
Assets:
Cash and cash equivalents	$106.8	$123.6
Receivables, net	134.4	164.5
Inventories	214.3	208.5
Deferred income taxes	64.0	26.7
Other current assets	46.5	46.1
Total current assets	566.0	569.4
Property, plant and equipment, net	141.9	141.9
Identifiable intangible assets	545.5	553.1
Other noncurrent assets	16.3	17.5
Total assets	$1,269.7	$1,281.9

Liabilities and stockholders’ equity:
Current portion of long-term debt	$1.2	$1.3
Accounts payable	71.4	101.2
Other current liabilities	66.9	80.6
Total current liabilities	139.5	183.1
Long-term debt	599.5	599.5
Deferred income taxes	176.4	141.5
Other noncurrent liabilities	32.5	29.6
Total liabilities	947.9	953.7

Commitments and contingencies (Note 10)

Common stock: 600,000,000 shares authorized; 159,004,117 and 158,234,300 shares outstanding at December 31, 2013 and September 30, 2013, respectively	1.6	1.6
Additional paid-in capital	1,581.9	1,584.4
Accumulated deficit	(1,228.1)	(1,229.2)
Accumulated other comprehensive loss	(33.6)	(28.6)
Total stockholders’ equity	321.8	328.2
Total liabilities and stockholders’ equity	$1,269.7	$1,281.9

The accompanying notes are an integral part of the consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended
	December 31,
	2013	2012
	(in millions, except per share amounts)
Net sales	$257.4	$245.1
Cost of sales	190.3	188.0
Gross profit	67.1	57.1
Operating expenses:
Selling, general and administrative	53.0	49.5
Restructuring	0.1	0.7
Total operating expenses	53.1	50.2
Operating income	14.0	6.9
Interest expense, net	12.6	13.5
Income (loss) before income taxes	1.4	(6.6)
Income tax expense (benefit)	0.3	(1.6)
Income (loss) from continuing operations	1.1	(5.0)
Income from discontinued operations	—	12.0
Net income	$1.1	$7.0

Net income per basic share:
Continuing operations	$0.01	$(0.03)
Discontinued operations	—	0.07
Net income	$0.01	$0.04

Net income per diluted share:
Continuing operations	$0.01	$(0.03)
Discontinued operations	—	0.07
Net income	$0.01	$0.04

Weighted average shares outstanding:
Basic	158.5	157.1
Diluted	161.7	159.2

Dividends declared per share	$0.0175	$0.0175

The accompanying notes are an integral part of the consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three months ended
	December 31,
	2013	2012
	(in millions)
Net income	$1.1	$7.0
Other comprehensive income (loss):
Minimum pension liability	(4.9)	(3.4)
Income tax effects	1.9	6.8
Foreign currency translation	(2.0)	(0.7)
	(5.0)	2.7
Comprehensive income (loss)	$(3.9)	$9.7

The accompanying notes are an integral part of the consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED DECEMBER 31, 2013
(UNAUDITED)

	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
	(in millions)
Balance at September 30, 2013	$1.6	$1,584.4	$(1,229.2)	$(28.6)	$328.2
Net income	—	—	1.1	—	1.1
Dividends declared	—	(2.8)	—	—	(2.8)
Stock-based compensation	—	2.4	—	—	2.4
Shares retained for employee taxes	—	(3.0)	—	—	(3.0)
Stock issued under stock compensation plans	—	0.9	—	—	0.9
Other comprehensive loss, net of tax	—	—	—	(5.0)	(5.0)
Balance at December 31, 2013	$1.6	$1,581.9	$(1,228.1)	$(33.6)	$321.8

The accompanying notes are an integral part of the consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended
	December 31,
	2013	2012
	(in millions)
Operating activities:
Net income	$1.1	$7.0
Adjustments to reconcile net income to net cash provided by (used in) operating activities from continuing operations:
Income from discontinued operations	—	(12.0)
Income (loss) from continuing operations	1.1	(5.0)
Depreciation	6.8	7.4
Amortization	7.9	7.4
Stock-based compensation	2.4	1.5
Deferred income taxes	0.1	(1.8)
Retirement plans	0.4	1.1
Other, net	0.5	0.8
Changes in assets and liabilities, net of acquisitions:
Receivables	29.7	30.0
Inventories	(6.1)	(7.1)
Other assets	0.2	(0.4)
Liabilities	(46.8)	(33.3)
Net cash provided by (used in) operating activities from continuing operations	(3.8)	0.6
Investing activities:
Capital expenditures	(7.5)	(6.2)
Acquisition of technology	—	(0.3)
Proceeds from sales of assets	0.2	—
Net cash used in investing activities from continuing operations	(7.3)	(6.5)
Financing activities:
Dividends paid	(2.8)	(2.7)
Common stock issued	0.9	0.3
Shares retained for employee taxes	(3.0)	(1.3)
Payment of deferred financing fees	—	(0.7)
Other	0.4	(0.6)
Net cash used in financing activities	(4.5)	(5.0)
Net cash flows from discontinued operations:
Operating activities	—	(1.7)
Investing activities	—	4.5
Net cash provided by discontinued operations	—	2.8
Effect of currency exchange rate changes on cash	(1.2)	(0.4)
Net change in cash and cash equivalents	(16.8)	(8.5)
Cash and cash equivalents at beginning of period	123.6	83.0
Cash and cash equivalents at end of period	$106.8	$74.5

The accompanying notes are an integral part of the consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization
Mueller Water Products, Inc., a Delaware corporation, together with its consolidated subsidiaries, operates in two business segments: Mueller Co. and Anvil. Mueller Co. manufactures valves for water and gas systems, including butterfly, iron gate, tapping, check, plug and ball valves, as well as dry-barrel and wet-barrel fire hydrants, metering systems, and provides leak detection and pipe condition assessment products and services for the water infrastructure industry. Anvil manufactures and sources a broad range of products, including a variety of fittings, couplings, hangers and related products. The “Company,” “we,” “us” or “our” refer to Mueller Water Products, Inc. and its subsidiaries. With regard to the Company's segments, “we,” “us” or “our” may also refer to the segment being discussed.
Unless the context indicates otherwise, whenever we refer to a particular year, we mean our fiscal year ended or ending September 30 in that particular calendar year.
Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which require us to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses and the disclosure of contingent assets and liabilities for the reporting periods. Actual results could differ from those estimates. All significant intercompany balances and transactions have been eliminated. In our opinion, all normal and recurring adjustments that we consider necessary for a fair financial statement presentation have been made. Certain reclassifications have been made to previously reported amounts to conform to the current presentation. The condensed consolidated balance sheet data at September 30, 2013 was derived from audited financial statements, but does not include all disclosures required by GAAP.

Note 2.	Discontinued Operations
On April 1, 2012, we sold our former U.S. Pipe segment to USP Holdings Inc., an affiliate of Wynnchurch Capital, Ltd., and received proceeds of $94.0 million in cash, subject to adjustments, and the agreement by the purchaser to reimburse us for expenditures to settle certain previously-existing liabilities estimated at $10.1 million at March 31, 2012. During 2013, we received $4.5 million in cash for certain purchase price adjustments and reduced our loss on sale of discontinued operations accordingly.
U.S. Pipe's results of operations have been reclassified as discontinued operations for the three months ended December 31, 2012. The table below represents a summary of the operating results for these discontinued operations, in millions. These operating results do not reflect what they would have been had U.S. Pipe not been classified as discontinued operations.

Operating income	$7.2
Income on sale of discontinued operations	4.8
Income from discontinued operations	$12.0
We retained certain assets, liabilities and activities previously associated with our former U.S. Pipe segment, including ownership of certain real property and retention of pension and workers compensation obligations to employees of U.S. Pipe. Cash flows associated with some of these items are anticipated to continue indefinitely, but they are not clearly and closely related to the future operations of U.S. Pipe under its new owners.

Note 3.	Income Taxes
After inclusion of the tax effect of the overall loss on the sale of U.S. Pipe, our net reversing deferred tax credits were insufficient to fully support our deferred tax assets, which include net operating loss carryforwards, and we concluded that a valuation allowance was necessary to reduce our U.S. net reversing deferred tax assets to zero.  Accordingly, we recorded income tax expense in 2012 to establish valuation allowances related to deferred tax assets.
We reevaluate the need for a valuation allowance against the U.S. deferred tax assets each quarter, considering results to date, projections of taxable income, tax planning strategies and reversing taxable temporary differences. During the quarter ended December 31, 2012, we decreased our U.S. deferred tax valuation allowance by $4.6 million. Notwithstanding the valuation allowance, our net operating loss carryforwards remain available to offset future taxable earnings.

The components of income tax expense on continuing operations are provided below.

	Three months ended
	December 31,
	2013	2012
	(in millions)
Expense (benefit) from income (loss) before income taxes	$0.5	$(2.4)
Deferred tax asset valuation allowance adjustment	—	0.8
Other discrete items	(0.2)	—
	$0.3	$(1.6)
At December 31, 2013 and September 30, 2013, the gross liabilities for unrecognized income tax benefits were $3.8 million and $3.7 million, respectively.
We recognize interest related to uncertain income tax positions as interest expense and would recognize any penalties that may be incurred as selling, general and administrative expense. At December 31, 2013 and September 30, 2013, we had $0.9 million and $0.9 million, respectively, of accrued interest liabilities related to uncertain tax positions.
Our state income tax returns are generally closed for years prior to 2006, except to the extent of our state net operating loss carryforwards. Our Canadian income tax returns are generally closed for years prior to 2006. We are currently under audit by several states at various levels of completion. We do not have any material unpaid assessments.

Note 4.	Borrowing Arrangements
The components of our long-term debt are presented below.

	December 31,	September 30,
	2013	2013
	(in millions)
ABL Agreement	$—	$—
8.75% Senior Unsecured Notes	178.0	178.0
7.375% Senior Subordinated Notes	420.0	420.0
Other	2.7	2.8
	600.7	600.8
Less current portion	(1.2)	(1.3)
Long-term debt	$599.5	$599.5
ABL Agreement. At December 31, 2013, our asset based lending agreement (“ABL Agreement”) consisted of a revolving credit facility for up to $225 million of revolving credit borrowings, swing line loans and letters of credit. The ABL Agreement also permits us to increase the size of the credit facility by an additional $150 million in certain circumstances subject to adequate borrowing base availability. We may borrow up to $25 million through swing line loans and may have up to $60 million of letters of credit outstanding.
Borrowings under the ABL Agreement bear interest at a floating rate equal to LIBOR plus a margin ranging from 175 to 225 basis points, or a base rate, as defined in the ABL Agreement, plus a margin ranging from 75 to 125 basis points. At December 31, 2013, the applicable rate was LIBOR plus 175 basis points.
The ABL Agreement terminates on the earlier of (1) December 18, 2017 and (2) 60 days prior to the final maturity of our 7.375% Senior Subordinated Notes. We pay a commitment fee for any unused borrowing capacity under the ABL Agreement of either 37.5 basis points per annum or 25 basis points per annum, based on daily average availability during the previous calendar quarter. At December 31, 2013, our commitment fee was 37.5 basis points. Our obligations under the ABL Agreement are secured by a first-priority perfected lien on all of our U.S. receivables and inventory, certain cash and other supporting obligations. Borrowings are not subject to any financial maintenance covenants unless excess availability is less than the greater of $22.5 million and 10% of the aggregate commitments under the ABL Agreement. Excess availability based on December 31, 2013 data, as reduced by outstanding letters of credit and accrued fees and expenses of $30.8 million, was $138.5 million.

8.75% Senior Unsecured Notes. The 8.75% Senior Unsecured Notes (“Senior Unsecured Notes”) mature on September 1, 2020 and bear interest at 8.75%, paid semi-annually. The Senior Unsecured Notes balance at December 31, 2013 is net of $2.0 million of unamortized discount. Based on quoted market prices, the outstanding Senior Unsecured Notes had a fair value of $202.1 million at December 31, 2013.
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
The indenture securing the Senior Unsecured Notes contains customary covenants and events of default, including covenants that limit our ability to incur debt, pay dividends and make investments. We believe we were compliant with these covenants at December 31, 2013 and expect to remain in compliance through December 31, 2014.
7.375% Senior Subordinated Notes. The 7.375% Senior Subordinated Notes (“Senior Subordinated Notes”) mature on June 1, 2017 and bear interest at 7.375%, paid semi-annually. Based on quoted market prices, the outstanding Senior Subordinated Notes had a fair value of $431.6 million at December 31, 2013.
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
The indenture securing the Senior Subordinated Notes contains customary covenants and events of default, including covenants that limit our ability to incur debt, pay dividends and make investments. We believe we were compliant with these covenants at December 31, 2013 and expect to remain in compliance through December 31, 2014.

Note. 5	Retirement Plans
The components of net periodic benefit cost allocated to continuing operations for defined benefit pension plans are as follows.

	Three months ended
	December 31,
	2013	2012
	(in millions)
Service cost	$0.4	$0.5
Interest cost	5.0	1.6
Expected return on plan assets	(5.9)	(2.1)
Amortization of actuarial net loss	0.9	0.7
Net periodic benefit cost	$0.4	$0.7
The amortization of actuarial losses, net of tax, is recorded as a component of other comprehensive income (loss).
Our U.S. pension plan was 101% funded at January 1, 2013 under the provisions of the Pension Protection Act. We do not expect to make any contributions to our U.S. pension plan during 2014. For financial reporting purposes, our U.S. pension plan obligations were 99% funded at September 30, 2013.
We ceased postretirement medical benefits substantially on December 31, 2012. Related to this cessation of benefits, we recorded a benefit of $7.4 million, which is included in income from discontinued operations.

Note 6.	Stock-based Compensation Plans
From time to time, we grant various forms of stock-based compensation, including stock options, restricted stock units, and both cash-settled and stock-settled performance-based restricted stock units ("PRSUs") under our Amended and Restated 2006 Mueller Water Products, Inc. Stock Incentive Plan (the “2006 Stock Plan”).
PRSUs represent a target number of units that may be paid out at the end of a multi-year award cycle consisting of annual performance periods coinciding with our fiscal years. As determined at the date of grant, PRSUs may settle in cash-value equivalent of, or directly in, shares of our common stock. Settlement will range from zero to two times the number of PRSUs granted, depending on our financial performance against predetermined targets.
The cash-settled PRSUs granted in 2013 will settle in November 2014 as determined at the end of the 2013 and 2014 performance periods. Cash-settled PRSUs are recorded as liability awards. Outstanding cash-settled PRSUs had a fair value of $9.37 per share at December 31, 2013 and our liability for cash-settled PRSUs was $2.6 million at December 31, 2013.
The stock-settled PRSUs granted in 2013 and 2014 will settle in November 2015 and December 2016, respectively, as determined at the end of each of three successive annual performance periods. Stock-settled PRSUs are recorded as equity awards. The stock prices used to value the awards were $5.22 for the 2013 performance period and $8.52 for the 2014 performance period.
From time to time, we grant Phantom Plan awards under the Mueller Water Products, Inc. Phantom Plan (“Phantom Plan”). Phantom Plan awards are recorded as liability awards. The outstanding Phantom Plan awards had a fair value of $9.37 per award at December 31, 2013 and our liability for Phantom Plan awards was $1.7 million at December 31, 2013.
We granted stock-based compensation awards under the 2006 Stock Plan, the Mueller Water Products, Inc. 2006 Employee Stock Purchase Plan and the Phantom Plan during the quarter ended December 31, 2013 as follows.

	Number granted	Weighted average grant date fair value per instrument	Total grant date fair value (in millions)
Quarter ended December 31, 2013:
Restricted stock units	333,816	$8.50	$2.8
Employee stock purchase plan instruments	56,643	1.87	0.1
Phantom Plan awards	304,815	8.52	2.6
Stock-settled performance shares	272,531	8.52	2.3
	967,805		$7.8
We recorded stock-based compensation expense in continuing operations of $4.1 million and $2.3 million during the quarters ended December 31, 2013 and 2012, respectively. At December 31, 2013, there was approximately $10.2 million of unrecognized compensation expense related to stock-based awards.
We exclude stock-based compensation instruments from the calculations of diluted earnings per share when inclusion of such instruments would have an antidilutive effect. We excluded 1,127,281 and 2,475,644 of such instruments from the calculations of diluted earnings per share for the quarters ended December 31, 2013 and December 31, 2012, respectively.

Note 7.	Supplemental Balance Sheet Information
Selected supplemental balance sheet information is presented below.

	December 31,	September 30,
	2013	2013
	(in millions)
Inventories:
Purchased components and raw material	$75.2	$75.4
Work in process	40.1	38.6
Finished goods	99.0	94.5
	$214.3	$208.5
Other current assets:
Maintenance and repair tooling	$22.7	22.5
Income taxes	14.2	14.9
U.S. Pipe-related workers' compensation and other reimbursements	2.5	2.2
Other	7.1	6.5
	$46.5	$46.1
Property, plant and equipment:
Land	$10.6	$10.6
Buildings	76.2	75.5
Machinery and equipment	310.4	305.7
Construction in progress	20.2	19.6
	417.4	411.4
Accumulated depreciation	(275.5)	(269.5)
	$141.9	$141.9
Other current liabilities:
Compensation and benefits	$25.6	$37.3
Customer rebates	17.7	15.5
Interest	8.2	12.0
Taxes other than income taxes	4.3	5.0
Warranty	2.6	2.8
Income taxes	1.3	1.3
Environmental	0.2	0.2
Other	7.0	6.5
	$66.9	$80.6

Note 8.	Segment Information
Summarized financial information for our segments is presented below for the quarters ended December 31.

	Mueller Co.	Anvil	Corporate	Total
	(in millions)
Net sales, excluding intercompany:
2013	$165.0	$92.4	$—	$257.4
2012	151.1	94.0	—	245.1
Intercompany sales:
2013	$1.6	$—	$—	$1.6
2012	1.4	—	—	1.4
Operating income (loss):
2013	$15.9	$7.3	$(9.2)	$14.0
2012	8.1	5.9	(7.1)	6.9
Depreciation and amortization:
2013	$11.1	$3.5	$0.1	$14.7
2012	11.2	3.5	0.1	14.8
Restructuring:
2013	$0.1	$—	$—	$0.1
2012	0.7	—	—	0.7
Capital expenditures:
2013	$4.4	$3.1	$—	$7.5
2012	3.4	2.8	—	6.2

Note 9.	Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss is presented below.

	Foreign currency translation	Minimum pension liability, net of tax	Total
		(in millions)
Balance at September 30, 2013	$6.8	$(35.4)	$(28.6)
Current period other comprehensive income (loss)	(2.0)	(3.0)	(5.0)
Balance at December 31, 2013	$4.8	$(38.4)	$(33.6)

Note 10.	Commitments and Contingencies
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
In addition, the IRS previously issued a Notice of Proposed Deficiency assessing additional tax of $82.2 million for the fiscal years ended May 31, 2000 through December 31, 2005. Walter Energy filed a formal protest with the IRS, but had not reached a final resolution with the Appeals Division at December 31, 2013. The unresolved issues relate primarily to Walter Energy's method of recognizing revenue on the sale of homes and related interest on the installment notes receivable. The items at issue relate primarily to the timing of revenue recognition and consequently, should the IRS prevail on its positions, Walter Energy's financial exposure should be limited to interest and penalties. As a matter of law, we are jointly and severally liable for any final tax determination for any year in which any of our subsidiaries were members of the Walter Energy consolidated group, which means that we would be liable in the event Walter Energy is unable to pay any amounts owed. Walter Energy has disclosed that it believes its filing positions have substantial merit and that it intends to defend vigorously any claims asserted.

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
In accordance with the income tax allocation agreement, Walter Energy used certain tax assets of one of our predecessors in its calendar 2006 tax return for which payment to us is required. The income tax allocation agreement only requires Walter Energy to make the payment upon realization of the tax benefit by receiving a refund or otherwise offsetting taxes due. Walter Energy currently owes us $11.6 million, which includes recent tax audit and amended tax return adjustments, that is payable pending completion of an IRS audit of Walter Energy's 2006 tax year and the related refund of tax from that year. This receivable is included in other current assets at December 31, 2013.
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
On January 29, 2014, our board of directors declared a dividend of $0.0175 per share on our common stock, payable on or about February 20, 2014 to stockholders of record at the close of business on February 10, 2014.

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

Name	State of incorporation or organization

Anvil International, LLC	Delaware
Echologics, LLC	Delaware
Henry Pratt Company, LLC	Delaware
Henry Pratt International, LLC	Delaware
Hydro Gate, LLC	Delaware
J.B. Smith Mfg. Co., LLC	Delaware
James Jones Company, LLC	Delaware
Milliken Valve, LLC	Delaware
Mueller Co. LLC	Delaware
Mueller Group, LLC	Delaware
Mueller Group Co-Issuer, Inc.	Delaware
Mueller International, L.L.C.	Delaware
Mueller Property Holdings, LLC	Delaware
Mueller Co. International Holdings, LLC	Delaware
Mueller Service California, Inc.	Delaware
Mueller Service Co., LLC	Delaware
Mueller Systems, LLC	Delaware
OSP, LLC	Delaware
U.S. Pipe Valve & Hydrant, LLC	Delaware

Mueller Water Products, Inc. and Subsidiaries
Condensed Consolidating Balance Sheet
December 31, 2013

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
			(in millions)
Assets:
Cash and cash equivalents	$68.9	$(2.9)	$40.8	$—	$106.8
Receivables, net	0.1	127.1	7.2	—	134.4
Inventories	—	202.6	11.7	—	214.3
Deferred income taxes	63.6	—	0.4	—	64.0
Other current assets	18.0	26.2	2.3	—	46.5
Total current assets	150.6	353.0	62.4	—	566.0
Property, plant and equipment	1.4	132.5	8.0	—	141.9
Identifiable intangible assets	—	543.7	1.8	—	545.5
Other noncurrent assets	14.8	0.2	1.3	—	16.3
Investment in subsidiaries	177.5	38.1	—	(215.6)	—
Intercompany accounts	882.7	—	—	(882.7)	—
Total assets	$1,227.0	$1,067.5	$73.5	$(1,098.3)	$1,269.7
Liabilities and stockholders' equity:
Current portion of long-term debt	$—	$1.2	$—	$—	$1.2
Accounts payable	4.9	62.6	3.9	—	71.4
Other current liabilities	23.8	40.1	3.0	—	66.9
Total current liabilities	28.7	103.9	6.9	—	139.5
Long-term debt	598.1	1.4	—	—	599.5
Deferred income taxes	175.8	—	0.6	—	176.4
Other noncurrent liabilities	24.3	7.5	0.7	—	32.5
Intercompany accounts	78.3	777.2	27.2	(882.7)	—
Total liabilities	905.2	890.0	35.4	(882.7)	947.9
Stockholders' equity	321.8	177.5	38.1	(215.6)	321.8
Total liabilities and stockholders' equity	$1,227.0	$1,067.5	$73.5	$(1,098.3)	$1,269.7

Mueller Water Products, Inc. and Subsidiaries
Condensed Consolidating Balance Sheet
September 30, 2013

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
			(in millions)
Assets:
Cash and cash equivalents	$86.6	$(2.3)	$39.3	$—	$123.6
Receivables, net	0.1	150.4	14.0	—	164.5
Inventories	—	195.3	13.2	—	208.5
Deferred income taxes	26.3	—	0.4	—	26.7
Other current assets	18.2	25.7	2.2	—	46.1
Total current assets	131.2	369.1	69.1	—	569.4
Property, plant and equipment	1.5	132.0	8.4	—	141.9
Identifiable intangible assets	—	551.3	1.8	—	553.1
Other noncurrent assets	16.0	0.2	1.3	—	17.5
Investment in subsidiaries	155.2	39.2	—	(194.4)	—
Intercompany accounts	882.7	—	—	(882.7)	—
Total assets	$1,186.6	$1,091.8	$80.6	$(1,077.1)	$1,281.9
Liabilities and stockholders' equity:
Current portion of long-term debt	$—	$1.3	$—	$—	$1.3
Accounts payable	4.6	90.0	6.6	—	101.2
Other current liabilities	29.7	46.6	4.3	—	80.6
Total current liabilities	34.3	137.9	10.9	—	183.1
Long-term debt	598.0	1.5	—	—	599.5
Deferred income taxes	140.9	—	0.6	—	141.5
Other noncurrent liabilities	21.3	7.5	0.8	—	29.6
Intercompany accounts	63.9	789.7	29.1	(882.7)	—
Total liabilities	858.4	936.6	41.4	(882.7)	953.7
Stockholders' equity	328.2	155.2	39.2	(194.4)	328.2
Total liabilities and stockholders' equity	$1,186.6	$1,091.8	$80.6	$(1,077.1)	$1,281.9

Mueller Water Products, Inc. and Subsidiaries
Condensed Consolidating Statement of Operations
Three months ended December 31, 2013

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
			(in millions)
Net sales	$—	$235.8	$21.6	$—	$257.4
Cost of sales	—	172.7	17.6	—	190.3
Gross profit	—	63.1	4.0	—	67.1
Operating expenses:
Selling, general and administrative	9.1	40.7	3.2	—	53.0
Restructuring	—	0.1	—	—	0.1
Total operating expenses	9.1	40.8	3.2	—	53.1
Operating income (loss)	(9.1)	22.3	0.8	—	14.0
Interest expense, net	12.6	0.1	(0.1)	—	12.6
Income (loss) before income taxes	(21.7)	22.2	0.9	—	1.4
Income tax expense (benefit)	(7.9)	8.0	0.2	—	0.3
Equity in income of subsidiaries	14.9	0.7	—	(15.6)	—
Net income	$1.1	$14.9	$0.7	$(15.6)	$1.1
Mueller Water Products, Inc. and Subsidiaries
Condensed Consolidating Statement of Operations
Three months ended December 31, 2012

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
			(in millions)
Net sales	$—	$221.8	$23.3	$—	$245.1
Cost of sales	—	167.6	20.4	—	188.0
Gross profit	—	54.2	2.9	—	57.1
Operating expenses:
Selling, general and administrative	7.1	39.2	3.2	—	49.5
Restructuring	—	0.7	—	—	0.7
Total operating expenses	7.1	39.9	3.2	—	50.2
Operating income (loss)	(7.1)	14.3	(0.3)	—	6.9
Interest expense (income), net	13.4	0.1	—	—	13.5
Income (loss) before income taxes	(20.5)	14.2	(0.3)	—	(6.6)
Income tax expense (benefit)	(5.0)	3.5	(0.1)	—	(1.6)
Equity in income (loss) of subsidiaries	10.5	(0.2)	—	(10.3)	—
Income (loss) from continuing operations	(5.0)	10.5	(0.2)	(10.3)	(5.0)
Income from discontinued operations	12.0	—	—	—	12.0
Net income (loss)	$7.0	$10.5	$(0.2)	$(10.3)	$7.0

Mueller Water Products, Inc. and Subsidiaries
Condensed Consolidating Statement of Comprehensive Income (Loss)
Three months ended December 31, 2013

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
			(in millions)
Net income	$1.1	$14.9	$0.7	$(15.6)	$1.1
Other comprehensive income (loss):
Minimum pension liability, net of tax	(3.0)	—	—	—	(3.0)
Equity in other comprehensive loss of subsidiaries	(2.0)	(2.0)	—	4.0	—
Foreign currency translation	—	—	(2.0)	—	(2.0)
	(5.0)	(2.0)	(2.0)	4.0	(5.0)
Comprehensive income (loss)	$(3.9)	$12.9	$(1.3)	$(11.6)	$(3.9)
Mueller Water Products, Inc. and Subsidiaries
Condensed Consolidating Statement of Comprehensive Income (Loss)
Three months ended December 31, 2012

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
			(in millions)
Net income (loss)	$7.0	$10.5	$(0.2)	$(10.3)	$7.0
Other comprehensive income (loss):
Minimum pension liability, net of tax	3.4	—	—	—	3.4
Equity in other comprehensive income of subsidiaries	(0.7)	(0.7)	—	1.4	—
Foreign currency translation	—	—	(0.7)	—	(0.7)
	2.7	(0.7)	(0.7)	1.4	2.7
Comprehensive income (loss)	$9.7	$9.8	$(0.9)	$(8.9)	$9.7

Mueller Water Products, Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows
Three months ended December 31, 2013

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
			(in millions)
Operating activities:
Net cash provided by (used in) operating activities	$(12.8)	$6.1	$2.9	$—	$(3.8)
Investing activities:
Capital expenditures	—	(7.3)	(0.2)	—	(7.5)
Proceeds from sales of assets	—	0.2	—	—	0.2
Net cash used in investing activities from continuing operations	—	(7.1)	(0.2)	—	(7.3)
Financing activities:
Dividends paid	(2.8)	—	—	—	(2.8)
Common stock issued	0.9	—	—	—	0.9
Shares retained for employee taxes	(3.0)	—	—	—	(3.0)
Other	—	0.4	—	—	0.4
Net cash provided by (used in) financing activities from continuing operations	(4.9)	0.4	—	—	(4.5)
Effect of currency exchange rate changes on cash	—	—	(1.2)	—	(1.2)
Net change in cash and cash equivalents	(17.7)	(0.6)	1.5	—	(16.8)
Cash and cash equivalents at beginning of period	86.6	(2.3)	39.3	—	123.6
Cash and cash equivalents at end of period	$68.9	$(2.9)	$40.8	$—	$106.8

Mueller Water Products, Inc. and Subsidiaries
Consolidating Statement of Cash Flows
Three months ended December 31, 2012

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
			(in millions)
Operating activities:
Net cash provided by (used in) operating activities from continuing operations	$(5.9)	$6.0	$0.5	$—	$0.6
Investing activities:
Capital expenditures	—	(6.0)	(0.2)	—	(6.2)
Acquisitions, net of cash acquired	—	(0.3)	—	—	(0.3)
Net cash used in investing activities from continuing operations	—	(6.3)	(0.2)	—	(6.5)
Financing activities:
Dividends paid	(2.7)	—	—	—	(2.7)
Common stock issued	0.3	—	—	—	0.3
Shares retained for employee taxes	(1.3)	—	—	—	(1.3)
Payment of deferred financing fees	(0.7)	—	—	—	(0.7)
Other	(0.7)	0.1	—	—	(0.6)
Net cash provided by (used in) financing activities from continuing operations	(5.1)	0.1	—	—	(5.0)
Net cash flows from discontinued operations:
Operating activities	(1.7)	—	—	—	(1.7)
Investing activities	4.5	—	—	—	4.5
Net cash provided by discontinued operations	2.8	—	—	—	2.8
Effect of currency exchange rate changes on cash	—	—	(0.4)	—	(0.4)
Net change in cash and cash equivalents	(8.2)	(0.2)	(0.1)	—	(8.5)
Cash and cash equivalents at beginning of period	53.3	(3.7)	33.4	—	83.0
Cash and cash equivalents at end of period	$45.1	$(3.9)	$33.3	$—	$74.5

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto that appear elsewhere in this report. This report contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements that address activities, events or developments that the Company's management intends, expects, plans, projects, believes or anticipates will or may occur in the future are forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements we make regarding the general municipal spending environment, the condition of our end markets and the performance of each of Mueller Co. and Anvil over future periods. Forward-looking statements are based on certain assumptions and assessments made by management in light of their experience and their perception of historical trends, current conditions and expected future developments. Actual results and the timing of events may differ materially from those contemplated by the forward-looking statements due to a number of factors, including regional, national or global political, economic, business, competitive, market and regulatory conditions and the other factors that are described in the section entitled “RISK FACTORS” in Item 1A. of our annual report on Form 10-K for the year ended September 30, 2013 ("Annual Report"). Undue reliance should not be placed on any forward-looking statements. The Company does not have any intention or obligation to update forward-looking statements, except as required by law.
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
On April 1, 2012, we sold the businesses comprising our former U.S. Pipe segment. U.S. Pipe's results of operations have been reclassified as discontinued operations for fiscal 2013.
Business
We expect Mueller Co.'s 2014 net sales growth rate will be comparable to the 2013 growth rate, based on our current outlook for growth in residential construction and in municipal spending. We expect Mueller Co.'s operating income to improve for the second quarter of 2014 compared to the second quarter of the prior year, although at a slower growth rate than Mueller Co. experienced in the first quarter of 2014 compared to the first quarter of the prior year. In the second quarter, Mueller Co. is changing its approach to the production of certain sizes of iron gate valves. This change is expected to result in a write-down of the related production equipment. We expect Mueller Co. will record an associated $1.5 million non-cash charge during the second quarter and that the project will deliver annual cost savings of $3.0 million to $3.5 million.
At Anvil, while we expect the energy and non-residential construction markets to improve during 2014, we will most likely benefit from these improvements in the second half of 2014. Consequently, we believe Anvil's second quarter net sales and operating income will be essentially flat year-over-year.
On a consolidated basis, we expect that results for the remainder of 2014 will improve year-over-year primarily due to expected growth in our key end markets and the benefits of expected stronger operating leverage.

Results of Operations
Three months ended December 31, 2013 Compared to Three months ended December 31, 2012

	Three months ended December 31, 2013
	Mueller Co.	Anvil	Corporate	Total
	(in millions)
Net sales	$165.0	$92.4	$—	$257.4
Gross profit	$41.7	$25.4	$—	$67.1
Operating expenses:
Selling, general and administrative	25.7	18.1	9.2	53.0
Restructuring	0.1	—	—	0.1
	25.8	18.1	9.2	53.1
Operating income (loss)	$15.9	$7.3	$(9.2)	14.0
Interest expense, net				12.6
Income before income taxes				1.4
Income tax expense				0.3
Net income				$1.1

	Three months ended December 31, 2012
	Mueller Co.	Anvil	Corporate	Total
	(in millions)
Net sales	$151.1	$94.0	$—	$245.1
Gross profit	$32.9	$24.2	$—	$57.1
Operating expenses:
Selling, general and administrative	24.1	18.3	7.1	49.5
Restructuring	0.7	—	—	0.7
	24.8	18.3	7.1	50.2
Operating income (loss)	$8.1	$5.9	$(7.1)	6.9
Interest expense, net				13.5
Loss before income taxes				(6.6)
Income tax benefit				(1.6)
Loss from continuing operations				(5.0)
Income from discontinued operations				12.0
Net income				$7.0
Consolidated Analysis
Net sales for the quarter ended December 31, 2013 increased to $257.4 million from $245.1 million in the prior year period. Net sales increased primarily due to $9.6 million of higher shipment volumes and $5.1 million of higher pricing at Mueller Co., which were partially offset by lower shipment volumes at Anvil.
Gross profit for the quarter ended December 31, 2013 increased to $67.1 million from $57.1 million in the prior year period. Gross margin increased 280 basis points to 26.1% in the quarter ended December 31, 2013 from 23.3% in the prior year period. Gross profit and gross margin benefited primarily from increased shipment volumes and higher sales pricing.
Selling, general and administrative expenses ("SG&A") for the quarter ended December 31, 2013 increased to $53.0 million from $49.5 million in the prior year period. SG&A increased primarily due to higher expenses associated with higher shipment volumes and higher stock-based compensation expense. SG&A as a percentage of net sales was 20.6% in the quarter ended December 31, 2013 and 20.2% in the prior year period.

Interest expense, net decreased in the quarter ended December 31, 2013 compared to the prior year period due to a lower level of total debt outstanding. The components of interest expense, net are detailed below.

	Three months ended
	December 31,
	2013	2012
	(in millions)
7.375% Senior Subordinated Notes	$7.7	$7.7
8.75% Senior Unsecured Notes	4.0	4.5
Deferred financing fees amortization	0.5	0.6
ABL Agreement	0.3	0.5
Other interest expense	0.2	0.2
	12.7	13.5
Interest income	(0.1)	—
	$12.6	$13.5
The components of income tax expense in continuing operations are provided below.

	Three months ended
	December 31,
	2013	2012
	(in millions)
Expense (benefit) from income (loss) before income taxes	$0.5	$(2.4)
Deferred tax asset valuation allowance adjustment	—	0.8
Other discrete items	(0.2)	—
	$0.3	$(1.6)
Segment Analysis
Mueller Co.
Net sales for the quarter ended December 31, 2013 increased to $165.0 million from $151.1 million in the prior year period. Net sales increased primarily due to $9.6 million of higher shipment volumes and $5.1 million of higher pricing.
Gross profit for the quarter ended December 31, 2013 increased to $41.7 million from $32.9 million in the prior year period primarily due to higher sales pricing and higher shipment volumes. Gross margin increased to 25.3% for the quarter ended December 31, 2013 compared to 21.8% in the prior year period primarily due to higher sales pricing and higher shipment volumes.
SG&A in the quarter ended December 31, 2013 increased to $25.7 million from $24.1 million in the prior year period primarily due to expenses associated with higher shipment volumes. SG&A were 15.6% and 15.9% of net sales for the quarter ended December 31, 2013 and 2012, respectively.
Anvil
Net sales in the quarter ended December 31, 2013 decreased to $92.4 million from $94.0 million in the prior year period. Net sales decreased primarily due to lower shipment volumes.
Gross profit in the quarter ended December 31, 2013 increased to $25.4 million from $24.2 million in the prior year period. The decrease in net sales was substantially offset by lower costs of goods sold. Gross margin increased to 27.5% in the quarter ended December 31, 2013 compared to 25.7% in the prior year period.
SG&A decreased to $18.1 million in the quarter ended December 31, 2013 from $18.3 million in the prior year period. SG&A was 19.6% of net sales for the quarter ended December 31, 2013 and 19.5% in the prior year period.
Corporate
SG&A increased to $9.2 million in December 31, 2013 from $7.1 million in the prior year period primarily due to higher stock-based compensation expense.

Liquidity and Capital Resources
We had cash and cash equivalents of $106.8 million at December 31, 2013 and $138.5 million of additional borrowing capacity under our ABL Agreement based on December 31, 2013 data. Undistributed earnings from our subsidiaries in Canada and China are considered to be permanently invested outside of the United States. At December 31, 2013, cash and cash equivalents included $35.7 million and $4.8 million in Canada and China, respectively.
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
Cash flows from operating activities are categorized below.

	Three months ended
	December 31,
	2013	2012
	(in millions)
Collections from customers	$287.2	$274.4
Disbursements, other than interest and income taxes	(275.3)	(257.7)
Interest payments, net	(15.7)	(16.0)
Income tax payments, net	—	(0.1)
Cash provided by (used in) operating activities	$(3.8)	$0.6
Collections from customers were higher during the quarter ended December 31, 2013 compared to the prior year period primarily related to the increased net sales compared to a year ago.
Increased disbursements, other than interest and income taxes, during the quarter ended December 31, 2013 reflect higher purchasing activity associated with higher net sales and general timing differences of disbursements related to the purchase of material, labor, overhead and other costs.
Capital expenditures were $7.5 million in the quarter ended December 31, 2013 compared to $6.2 million in the prior year period. We estimate 2014 capital expenditures to be $34 million to $36 million.
Our U.S. pension plan was 101% funded at January 1, 2013 (the most recent date this analysis has been performed) under the provisions of the Pension Protection Act. We do not expect to make any contributions to our U.S. pension plan during 2014. The proportion of the assets held by our U.S. pension plan invested in fixed income securities, instead of equity securities, has increased over historical levels. Because of this shift in the strategic asset allocation, the estimated rate of return on these assets has decreased, which could ultimately cause our pension expense and our required contributions to this plan to increase.
We anticipate that our existing cash, cash equivalents and borrowing capacity combined with our expected operating cash flows will be sufficient to meet our anticipated operating expenses, capital expenditures and debt service obligations as they become due through December 31, 2014. However, our ability to make these payments will depend partly upon our future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control.
ABL Agreement
At December 31, 2013, the ABL Agreement consisted of a revolving credit facility for up to $225 million of revolving credit borrowings, swing line loans and letters of credit. The ABL Agreement permits us to increase the size of the credit facility by an additional $150 million in certain circumstances subject to adequate borrowing base availability. We may borrow up to $25 million through swing line loans and may have up to $60 million of letters of credit outstanding.
Borrowings under the ABL Agreement bear interest at a floating rate equal to LIBOR plus a margin ranging from 175 to 225 basis points, or a base rate, as defined in the ABL Agreement, plus a margin ranging from 75 to 125 basis points. At December 31, 2013, the applicable LIBOR-based margin was 175 basis points.
The ABL Agreement terminates on the earlier of (1) December 18, 2017 and (2) 60 days prior to the final maturity of our 7.375% Senior Subordinated Notes. We pay a commitment fee for any unused borrowing capacity under the ABL Agreement of either 37.5 basis points per annum or 25 basis points per annum, based on daily average availability during the previous calendar quarter. At December 31, 2013, our commitment fee was 37.5 basis points. As measured using December 31, 2013 data, excess availability as reduced by outstanding letters of credit and accrued fees and expenses of $30.8 million was $138.5 million.
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
8.75% Senior Unsecured Notes
We had $180.0 million face value of 8.75% Senior Unsecured Notes outstanding at December 31, 2013, which was reported net of $2.0 million unamortized discount. Interest on the Senior Unsecured Notes is paid semi-annually and the principal is due September 1, 2020. After August 2015, the Senior Unsecured Notes may be redeemed at specified redemption prices. Upon a “Change of Control” (as defined in the indenture securing the Senior Unsecured Notes), we are required to offer to purchase the outstanding Senior Unsecured Notes at a purchase price of 101%. The Senior Unsecured Notes are guaranteed by essentially all of our U.S. subsidiaries, but are subordinate to borrowings under the ABL Agreement.
7.375% Senior Subordinated Notes
We had $420.0 million face value of 7.375% Senior Subordinated Notes outstanding at December 31, 2013. Interest on the Senior Subordinated Notes is payable semi-annually and the principal is due June 1, 2017. We may redeem any portion of the Senior Subordinated Notes at specified redemption prices, subject to restrictions in the Senior Unsecured Notes. Upon a “Change of Control” (as defined in the indenture securing the Senior Subordinated Notes), we are required to offer to purchase the outstanding Senior Subordinated Notes at 101%. The Senior Subordinated Notes are guaranteed by essentially all of our U.S. subsidiaries, but are subordinate to the borrowings under the ABL Agreement and the Senior Unsecured Notes.
Our corporate credit rating and the credit rating for our debt are presented below.

	Moody’s		Standard & Poor's
	December 31,	September 30,	December 31,	September 30,
	2013	2013	2013	2013

Corporate credit rating	B2	B2	BB-	BB-
ABL Agreement	Not rated	Not rated	Not rated	Not rated
8.75% Senior Unsecured Notes	B1	B1	BB-	BB-
7.375% Senior Subordinated Notes	Caa1	Caa1	B	B
Outlook	Stable	Stable	Stable	Stable
Off-Balance Sheet Arrangements
We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not have any undisclosed borrowings or debt or any derivative contracts or synthetic leases. Therefore, we are not exposed to any financing, liquidity, market or credit risk that could have arisen had we engaged in such relationships.
We use letters of credit and surety bonds in the ordinary course of business to ensure the performance of contractual obligations. At December 31, 2013, we had $30.6 million of letters of credit and $47.3 million of surety bonds outstanding.
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
During the quarter ended December 31, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the quarter ended December 31, 2013, we repurchased shares of our common stock as follows.

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publically announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
October 1-31, 2013	—	$—	—	—
November 1-30, 2013	312,774	8.61	—	—
December 1-31, 2013	46,082	8.34	—	—
Total	358,856		—	—
(1)  These are shares surrendered to us to pay the tax withholding obligations of participants in connection with the lapsing of restrictions on restricted stock units.

Item 6.	EXHIBITS

Exhibit No.	Document
10.4*	Mueller Water Products, Inc. Form of Notice of Stock Option Grant.
10.5*	Mueller Water Products, Inc. Form of Restricted Stock Unit Award Agreement.
10.23*	Mueller Water Products, Inc. Form of Performance Restricted Stock Unit Award Agreement.
10.23.1*	Exhibit A (2013-15 Award Cycle)
10.23.2*	Exhibit A (2014-16 Award Cycle)
10.24.1*	Exhibit A (2013-14 Award Cycle)
14.1*	Code of Business Conduct and Ethics for Mueller Water Products, Inc.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language), (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Other Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements.

* Filed with this quarterly report

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MUELLER WATER PRODUCTS, INC.
Date:	February 7, 2014	By:	/s/ Evan L. Hart
Evan L. Hart
Chief Financial Officer