Form 10-Q
period 2014-03-31
Mueller Water Products, Inc.
filed 2014-05-12
CIK 1350593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
☐                       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
There were 159,321,403 shares of common stock of the registrant outstanding at April 30, 2014.

PART I

Item 1.	FINANCIAL STATEMENTS
MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	September 30,
	2014	2013
	(in millions, except share amounts)
Assets:
Cash and cash equivalents	$105.1	$123.6
Receivables, net	174.1	164.5
Inventories	206.8	208.5
Deferred income taxes	52.4	26.7
Other current assets	45.9	46.1
Total current assets	584.3	569.4
Property, plant and equipment, net	143.7	141.9
Identifiable intangible assets	539.5	553.1
Other noncurrent assets	15.4	17.5
Total assets	$1,282.9	$1,281.9

Liabilities and stockholders’ equity:
Current portion of long-term debt	$1.2	$1.3
Accounts payable	83.9	101.2
Other current liabilities	68.6	80.6
Total current liabilities	153.7	183.1
Long-term debt	599.4	599.5
Deferred income taxes	166.7	141.5
Other noncurrent liabilities	37.4	29.6
Total liabilities	957.2	953.7

Commitments and contingencies (Note 10)

Common stock: 600,000,000 shares authorized; 159,275,336 and 158,234,300 shares outstanding at March 31, 2014 and September 30, 2013, respectively	1.6	1.6
Additional paid-in capital	1,581.1	1,584.4
Accumulated deficit	(1,218.4)	(1,229.2)
Accumulated other comprehensive loss	(38.6)	(28.6)
Total stockholders’ equity	325.7	328.2
Total liabilities and stockholders’ equity	$1,282.9	$1,281.9

The accompanying notes are an integral part of the consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended		Six months ended
	March 31,		March 31,
	2014	2013	2014	2013
	(in millions, except per share amounts)
Net sales	$288.1	$283.1	$545.5	$528.2
Cost of sales	205.9	205.8	396.2	393.8
Gross profit	82.2	77.3	149.3	134.4
Operating expenses:
Selling, general and administrative	54.2	52.6	107.2	102.1
Restructuring	2.7	0.4	2.8	1.1
Total operating expenses	56.9	53.0	110.0	103.2
Operating income	25.3	24.3	39.3	31.2
Interest expense, net	12.5	12.8	25.1	26.3
Loss on early extinguishment of debt	—	1.4	—	1.4
Income before income taxes	12.8	10.1	14.2	3.5
Income tax expense	3.1	2.5	3.4	0.9
Income from continuing operations	9.7	7.6	10.8	2.6
Income (loss) from discontinued operations	—	(1.4)	—	10.6
Net income	$9.7	$6.2	$10.8	$13.2

Net income per basic share:
Continuing operations	$0.06	$0.05	$0.07	$0.01
Discontinued operations	—	(0.01)	—	0.07
Net income	$0.06	$0.04	$0.07	$0.08

Net income per diluted share:
Continuing operations	$0.06	$0.05	$0.07	$0.01
Discontinued operations	—	(0.01)	—	0.07
Net income	$0.06	$0.04	$0.07	$0.08

Weighted average shares outstanding:
Basic	159.2	157.7	158.9	157.4
Diluted	161.9	160.0	161.8	159.6

Dividends declared per share	$0.0175	$0.0175	$0.0350	$0.0350

The accompanying notes are an integral part of the consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three months ended		Six months ended
	March 31,		March 31,
	2014	2013	2014	2013
	(in millions)
Net income	$9.7	$6.2	$10.8	$13.2
Other comprehensive income (loss):
Minimum pension liability	(4.9)	2.3	(9.8)	(1.1)
Income tax effects	1.9	(0.1)	3.8	6.7
Foreign currency translation	(2.0)	(1.1)	(4.0)	(1.8)
	(5.0)	1.1	(10.0)	3.8
Comprehensive income	$4.7	$7.3	$0.8	$17.0

The accompanying notes are an integral part of the consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
SIX MONTHS ENDED MARCH 31, 2014
(UNAUDITED)

	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
	(in millions)
Balance at September 30, 2013	$1.6	$1,584.4	$(1,229.2)	$(28.6)	$328.2
Net income	—	—	10.8	—	10.8
Dividends declared	—	(5.6)	—	—	(5.6)
Stock-based compensation	—	3.6	—	—	3.6
Shares retained for employee taxes	—	(3.1)	—	—	(3.1)
Stock issued under stock compensation plans	—	1.8	—	—	1.8
Other comprehensive loss, net of tax	—	—	—	(10.0)	(10.0)
Balance at March 31, 2014	$1.6	$1,581.1	$(1,218.4)	$(38.6)	$325.7

The accompanying notes are an integral part of the consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended
	March 31,
	2014	2013
	(in millions)
Operating activities:
Net income	$10.8	$13.2
Adjustments to reconcile net income to net cash provided by (used in) operating activities from continuing operations:
Income from discontinued operations	—	(10.6)
Income from continuing operations	10.8	2.6
Depreciation	13.5	15.0
Amortization	15.0	14.8
Asset impairment	1.5	—
Loss on early extinguishment of debt	—	1.4
Stock-based compensation	3.7	3.9
Deferred income taxes	4.0	1.3
Retirement plans	0.6	2.1
Other, net	0.9	1.3
Changes in assets and liabilities, net of acquisitions:
Receivables	(10.2)	(10.8)
Inventories	1.1	(17.5)
Other assets	0.7	0.8
Liabilities	(34.0)	(18.5)
Net cash provided by (used in) operating activities from continuing operations	7.6	(3.6)
Investing activities:
Capital expenditures	(18.3)	(14.9)
Business acquisitions, net of cash acquired	—	(0.2)
Proceeds from sales of assets	0.3	0.1
Net cash used in investing activities from continuing operations	(18.0)	(15.0)
Financing activities:
Early repayment of debt	—	(23.2)
Dividends paid	(5.6)	(5.5)
Common stock issued	1.8	1.1
Shares retained for employee taxes	(3.1)	(1.5)
Payment of deferred financing fees	—	(0.7)
Other	1.3	2.0
Net cash used in financing activities from continuing operations	(5.6)	(27.8)
Net cash flows from discontinued operations:
Operating activities	—	(2.2)
Investing activities	—	4.5
Net cash provided by discontinued operations	—	2.3
Effect of currency exchange rate changes on cash	(2.5)	(1.0)
Net change in cash and cash equivalents	(18.5)	(45.1)
Cash and cash equivalents at beginning of period	123.6	83.0
Cash and cash equivalents at end of period	$105.1	$37.9

The accompanying notes are an integral part of the consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization
Mueller Water Products, Inc., a Delaware corporation, together with its consolidated subsidiaries, operates in two business segments: Mueller Co. and Anvil. Mueller Co. manufactures valves for water and gas systems, including butterfly, iron gate, tapping, check, plug and ball valves, as well as dry-barrel and wet-barrel fire hydrants and metering systems, and provides leak detection and pipe condition assessment products and services for the water infrastructure industry. Anvil manufactures and sources a broad range of products, including a variety of fittings, couplings, hangers and related products. The “Company,” “we,” “us” or “our” refer to Mueller Water Products, Inc. and its subsidiaries. With regard to the Company's segments, “we,” “us” or “our” may also refer to the segment being discussed.
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

Note 2.	Restructuring and Discontinued Operations
In January 2014, Mueller Co. changed its approach to the production of certain sizes of iron gate valves. This change resulted in an impairment of the related production equipment of $1.5 million, which is reported as restructuring expense for the three and six month periods ended March 31, 2014. This charge was based on our internal projections of future cash flows associated with the production equipment.
In April 2014, Anvil sold the production equipment and certain inventory at its Bloomington, Minnesota location for an immaterial gain. Anvil also signed a supply agreement with the buyer and terminated the employment of all employees at that location, which resulted in the withdrawal from the only multi-employer pension plan in which the Company had participated. Accordingly, at March 31, 2014, we recorded a reserve for our estimated withdrawal liability of $1.0 million.
On April 1, 2012, we sold our former U.S. Pipe segment. During 2013, we received $4.5 million in cash for certain purchase price adjustments and reduced our loss on sale of discontinued operations accordingly.
Activity related to U.S. Pipe is presented as discontinued operations for the three and six months ended March 31, 2013. The table below represents a summary of the operating results for these discontinued operations.

	Three months	Six months
	(in millions)
Operating income (loss)	$(1.6)	$5.6
Gain on sale of discontinued operations	0.2	5.0
Income (loss) from discontinued operations	$(1.4)	$10.6
We retained certain assets, liabilities and activities previously associated with our former U.S. Pipe segment, including ownership of certain real property and retention of pension and workers compensation obligations to employees of U.S. Pipe. Cash flows associated with some of these items are anticipated to continue indefinitely, but they are not clearly and closely related to the future operations of U.S. Pipe under its new ownership.

Note 3.	Income Taxes
During the three months ended March 31, 2014, we completed an analysis of our taxable income apportionment by state. As a result of this analysis, we reduced our marginal tax rate, used in our calculation of deferred tax assets and liabilities, by 0.52%. This resulted in a net decrease in deferred tax liabilities and income tax expense of $2.0 million.
At the beginning of 2013, we had valuation allowances related to our deferred tax assets. We reevaluate the need for a valuation allowance against our U.S. deferred tax assets each quarter, considering results to date, projections of taxable income, tax planning strategies and reversing taxable temporary differences. During the six months ended March 31, 2013, we decreased our U.S. deferred tax valuation allowance by $11.1 million, including $6.3 million in other comprehensive income and $4.3 million in discontinued operations. Notwithstanding the valuation allowance, our net operating loss carryforwards remain available to offset future taxable earnings.
The components of income tax expense on continuing operations are provided below.

	Three months ended		Six months ended
	March 31,		March 31,
	2014	2013	2014	2013
	(in millions)
Expense (benefit) from income (loss) before income taxes	$5.1	$3.9	$5.6	$1.5
Deferred tax asset valuation allowance adjustments	—	(1.3)	—	(0.5)
State tax rate change	(2.0)	—	(2.0)	—
Other discrete items	—	(0.1)	(0.2)	(0.1)
	$3.1	$2.5	$3.4	$0.9
At March 31, 2014 and September 30, 2013, the gross liabilities for unrecognized income tax benefits were $3.6 million and $3.7 million, respectively.
We recognize interest related to uncertain income tax positions as interest expense and would recognize any penalties that may be incurred as selling, general and administrative expenses. At March 31, 2014 and September 30, 2013, we had $0.9 million and $0.9 million, respectively, of accrued interest liabilities related to uncertain tax positions.
Our state income tax returns are generally closed for years prior to 2006, except to the extent of our state net operating loss carryforwards. Our Canadian income tax returns are generally closed for years prior to 2006. We are currently under audit by several states at various levels of completion. We do not have any material unpaid assessments.

Note 4.	Borrowing Arrangements
The components of our long-term debt are presented below.

	March 31,	September 30,
	2014	2013
	(in millions)
ABL Agreement	$—	$—
8.75% Senior Unsecured Notes	178.1	178.0
7.375% Senior Subordinated Notes	420.0	420.0
Other	2.5	2.8
	600.6	600.8
Less current portion	(1.2)	(1.3)
Long-term debt	$599.4	$599.5
ABL Agreement. At March 31, 2014, our asset based lending agreement (“ABL Agreement”) consisted of a revolving credit facility for up to $225 million of revolving credit borrowings, swing line loans and letters of credit. The ABL Agreement permits us to increase the size of the credit facility by an additional $150 million in certain circumstances subject to adequate borrowing base availability. We may borrow up to $25 million through swing line loans and may have up to $60 million of letters of credit outstanding.

Borrowings under the ABL Agreement bear interest at a floating rate equal to LIBOR plus a margin ranging from 175 to 225 basis points, or a base rate, as defined in the ABL Agreement, plus a margin ranging from 75 to 125 basis points. At March 31, 2014, the applicable rate was LIBOR plus 175 basis points.
The ABL Agreement terminates on the earlier of (1) December 18, 2017 and (2) 60 days prior to the final maturity of our 7.375% Senior Subordinated Notes. We pay a commitment fee for any unused borrowing capacity under the ABL Agreement of either 37.5 basis points per annum or 25 basis points per annum, based on daily average availability during the previous calendar quarter. At March 31, 2014, our commitment fee was 37.5 basis points. Our obligations under the ABL Agreement are secured by a first-priority perfected lien on all of our U.S. receivables and inventory, certain cash and other supporting obligations. Borrowings are not subject to any financial maintenance covenants unless excess availability is less than the greater of $22.5 million and 10% of the aggregate commitments under the ABL Agreement. Excess availability based on March 31, 2014 data, as reduced by outstanding letters of credit and accrued fees and expenses of $28.9 million, was $171.4 million.
8.75% Senior Unsecured Notes. The 8.75% Senior Unsecured Notes (“Senior Unsecured Notes”) mature on September 1, 2020. The Senior Unsecured Notes balance at March 31, 2014 is net of $1.9 million of unamortized discount. Based on quoted market prices, the outstanding Senior Unsecured Notes had a fair value of $201.6 million at March 31, 2014.
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
The indenture securing the Senior Unsecured Notes contains customary covenants and events of default, including covenants that limit our ability to incur debt, pay dividends and make investments. We believe we were compliant with these covenants at March 31, 2014 and expect to remain in compliance through March 31, 2015.
7.375% Senior Subordinated Notes. The 7.375% Senior Subordinated Notes (“Senior Subordinated Notes”) mature on June 1, 2017. Based on quoted market prices, the outstanding Senior Subordinated Notes had a fair value of $430.0 million at March 31, 2014.
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
The indenture securing the Senior Subordinated Notes contains customary covenants and events of default, including covenants that limit our ability to incur debt, pay dividends and make investments. We believe we were compliant with these covenants at March 31, 2014 and expect to remain in compliance through March 31, 2015.

Note. 5	Retirement Plans
The components of net periodic benefit cost allocated to continuing operations for defined benefit pension plans are as follows.

	Three months ended		Six months ended
	March 31,		March 31,
	2014	2013	2014	2013
	(in millions)
Service cost	$0.4	$0.5	$0.8	$1.0
Interest cost	5.0	1.6	10.0	3.2
Expected return on plan assets	(6.0)	(2.2)	(11.9)	(4.3)
Amortization of actuarial net loss	0.9	0.8	1.8	1.5
Net periodic benefit cost	$0.3	$0.7	$0.7	$1.4
The amortization of actuarial losses, net of tax, is recorded as a component of other comprehensive income (loss).

We expect to make $0.7 million of contributions to our U.S. pension plan during 2014. For financial reporting purposes, our U.S. pension plan obligations were 99% funded at September 30, 2013. We also expect to contribute approximately $1 million to our pension plans in Canada during 2014.
We ceased postretirement medical benefits substantially on December 31, 2012. Related to this cessation of benefits, we recorded a benefit of $7.4 million, which is included in income from discontinued operations for the six months ended March 31, 2013.

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
The cash-settled PRSUs granted in 2013 will settle in November 2014. Outstanding cash-settled PRSUs had a fair value of $9.50 per share at March 31, 2014 and our liability for cash-settled PRSUs was $2.8 million at March 31, 2014.
The stock-settled PRSUs granted in 2013 and 2014 will settle in November 2015 and December 2016, respectively. The stock prices used to value the awards were $5.22 for the 2013 performance period and $8.52 for the 2014 performance period.
From time to time, we grant Phantom Plan awards under the Mueller Water Products, Inc. Phantom Plan (“Phantom Plan”). At March 31, 2014, the outstanding Phantom Plan awards had a fair value of $9.50 per award and our liability for Phantom Plan awards was $2.4 million.
We granted stock-based compensation awards under the 2006 Stock Plan, the Mueller Water Products, Inc. 2006 Employee Stock Purchase Plan and the Phantom Plan during the six months ended March 31, 2014 as follows.

	Number granted	Weighted average grant date fair value per instrument	Total grant date fair value (in millions)
Quarter ended December 31, 2013:
Restricted stock units	333,816	$8.50	$2.8
Employee stock purchase plan instruments	56,643	1.87	0.1
Phantom Plan awards	304,815	8.52	2.6
PRSUs	272,531	8.52	2.3
Quarter ended March 31, 2014:
Restricted stock units	47,196	8.58	0.4
Non-qualified stock options	86,904	5.13	0.4
Employee stock purchase plan instruments	52,980	1.80	0.1
			$8.7
We recorded stock-based compensation expense in continuing operations of $2.0 million and $3.3 million during the three months ended March 31, 2014 and 2013, respectively, and $6.1 million and $5.6 million during the six months ended March 31, 2014 and 2013, respectively. At March 31, 2014, there was approximately $7.8 million of unrecognized compensation expense related to stock-based awards.
We exclude stock-based compensation instruments from the calculations of diluted earnings per share when inclusion of such instruments would have an antidilutive effect. We excluded 1,087,649 and 1,634,143 of such instruments from the calculations of diluted earnings per share for the quarters ended March 31, 2014 and 2013, respectively, and 1,159,708 and 1,539,933 for the six months ended March 31, 2014 and 2013, respectively.

Note 7.	Supplemental Balance Sheet Information
Selected supplemental balance sheet information is presented below.

	March 31,	September 30,
	2014	2013
	(in millions)
Inventories:
Purchased components and raw material	$71.1	$75.4
Work in process	38.2	38.6
Finished goods	97.5	94.5
	$206.8	$208.5
Other current assets:
Maintenance and repair tooling	$22.2	22.5
Income taxes	15.5	14.9
Other	8.2	8.7
	$45.9	$46.1
Property, plant and equipment:
Land	$10.6	$10.6
Buildings	77.9	75.5
Machinery and equipment	318.7	305.7
Construction in progress	18.3	19.6
	425.5	411.4
Accumulated depreciation	(281.8)	(269.5)
	$143.7	$141.9
Other current liabilities:
Compensation and benefits	$28.7	$37.3
Customer rebates	10.6	15.5
Interest	12.0	12.0
Taxes other than income taxes	4.8	5.0
Warranty	2.7	2.8
Income taxes	1.6	1.3
Restructuring	1.1	—
Environmental	0.1	0.2
Other	7.0	6.5
	$68.6	$80.6

Note 8.	Segment Information
Summarized financial information for our segments is presented below for the periods ended March 31.

	Three months ended		Six months ended
	March 31,		March 31,
	2014	2013	2014	2013
	(in millions)
Net sales, excluding intercompany:
Mueller Co.	$191.3	$188.1	$356.3	$339.2
Anvil	96.8	95.0	189.2	189.0
	$288.1	$283.1	$545.5	$528.2
Intercompany sales:
Mueller Co.	$1.6	$1.8	$3.2	$3.2
Anvil	0.1	0.1	0.1	0.1
	$1.7	$1.9	$3.3	$3.3
Operating income (loss):
Mueller Co.	$26.2	$23.2	$42.1	$31.3
Anvil	7.5	9.1	14.8	15.0
Corporate	(8.4)	(8.0)	(17.6)	(15.1)
	$25.3	$24.3	$39.3	$31.2
Depreciation and amortization:
Mueller Co.	$10.1	$11.4	$21.2	$22.6
Anvil	3.6	3.5	7.1	7.0
Corporate	0.1	0.1	0.2	0.2
	$13.8	$15.0	$28.5	$29.8
Restructuring:
Mueller Co.	$1.6	$0.3	$1.7	$1.0
Anvil	1.1	0.1	1.1	0.1
	$2.7	$0.4	$2.8	$1.1
Capital expenditures:
Mueller Co.	$6.5	$5.5	$10.9	$8.9
Anvil	4.1	3.2	7.2	6.0
Corporate	0.2	—	0.2	—
	$10.8	$8.7	$18.3	$14.9

Note 9.	Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss is presented below.

	Foreign currency translation	Minimum pension liability, net of tax	Total
	(in millions)
Balance at September 30, 2013	$6.8	$(35.4)	$(28.6)
Current period other comprehensive loss	(4.0)	(6.0)	(10.0)
Balance at March 31, 2014	$2.8	$(41.4)	$(38.6)

Note 10.	Commitments and Contingencies
We are involved in various legal proceedings that have arisen in the normal course of operations, including the proceedings summarized below. The effect of the outcome of these matters on our financial statements cannot be predicted with certainty as any such effect depends on the amount and timing of the resolution of such matters. Other than the litigation described below, we do not believe that any of our outstanding litigation will have a material adverse effect on our business or prospects.
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
In addition, the IRS previously issued a Notice of Proposed Deficiency assessing additional tax of $82.2 million for the fiscal years ended May 31, 2000 through December 31, 2005. Walter Energy filed a formal protest with the IRS, but had not reached a final resolution with the Appeals Division at March 31, 2014. The unresolved issues relate primarily to Walter

Energy's method of recognizing revenue on the sale of homes and related interest on the installment notes receivable. The items at issue relate primarily to the timing of revenue recognition and consequently, should the IRS prevail on its positions, Walter Energy's financial exposure should be limited to interest and penalties. As a matter of law, we are jointly and severally liable for any final tax determination for any year in which any of our subsidiaries were members of the Walter Energy consolidated group, which means that we would be liable in the event Walter Energy is unable to pay any amounts owed. Walter Energy has disclosed that it believes its filing positions have substantial merit and that it intends to defend vigorously any claims asserted.
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
In accordance with the income tax allocation agreement, Walter Energy used certain tax assets of one of our predecessors in its calendar 2006 tax return for which payment to us is required. The income tax allocation agreement only requires Walter Energy to make the payment upon realization of the tax benefit by receiving a refund or otherwise offsetting taxes due. Walter Energy currently owes us $11.6 million, which includes recent tax audit and amended tax return adjustments, that is payable pending completion of an IRS audit of Walter Energy's 2006 tax year and the related refund of tax from that year. This receivable is included in other current assets at March 31, 2014.
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
Other Matters. In April 2014, Anvil sold the production equipment and certain inventory at its Bloomington, Minnesota location for an immaterial gain. Anvil also signed a supply agreement with the buyer and withdrew from the only multi-employer pension plan in which the Company had participated. Accordingly, at March 31, 2014, we recorded a reserve for our estimated withdrawal liability of $1.0 million, although the ultimate liability could differ materially from our estimate.
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
In April 2014, Anvil sold the production equipment and certain inventory at its Bloomington, Minnesota location for an immaterial gain. Anvil also signed a supply agreement with the buyer and terminated the employment of all employees at that location. Also in April 2014, Anvil entered into an agreement to sell the land and buildings at the Bloomington location, which had a net book value of $0.9 million at March 31, 2014, for $3.7 million. We expect this sale will close during the three months ending September 30, 2014.
On April 22, 2014, our board of directors declared a dividend of $0.0175 per share on our common stock, payable on or about May 20, 2014 to stockholders of record at the close of business on May 9, 2014.

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
The Condensed Consolidating Statements of Cash Flows below present intercompany cash transfers as financing or investing cash flows, rather than as operating cash flows as was previously our practice. The prior period presentation has been updated to conform to the current period presentation.

Mueller Water Products, Inc. and Subsidiaries
Condensed Consolidating Balance Sheet
March 31, 2014

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
			(in millions)
Assets:
Cash and cash equivalents	$74.3	$(3.8)	$34.6	$—	$105.1
Receivables, net	—	160.9	13.2	—	174.1
Inventories	—	194.7	12.1	—	206.8
Deferred income taxes	52.0	—	0.4	—	52.4
Other current assets	18.2	25.5	2.2	—	45.9
Total current assets	144.5	377.3	62.5	—	584.3
Property, plant and equipment	1.5	134.4	7.8	—	143.7
Identifiable intangible assets	—	537.6	1.9	—	539.5
Other noncurrent assets	13.9	0.2	1.3	—	15.4
Investment in subsidiaries	210.8	36.7	—	(247.5)	—
Intercompany accounts	882.7	—	—	(882.7)	—
Total assets	$1,253.4	$1,086.2	$73.5	$(1,130.2)	$1,282.9
Liabilities and stockholders' equity:
Current portion of long-term debt	$—	$1.2	$—	$—	$1.2
Accounts payable	6.4	73.3	4.2	—	83.9
Other current liabilities	29.3	36.0	3.3	—	68.6
Total current liabilities	35.7	110.5	7.5	—	153.7
Long-term debt	598.2	1.2	—	—	599.4
Deferred income taxes	166.1	—	0.6	—	166.7
Other noncurrent liabilities	29.3	7.4	0.7	—	37.4
Intercompany accounts	98.4	756.3	28.0	(882.7)	—
Total liabilities	927.7	875.4	36.8	(882.7)	957.2
Stockholders' equity	325.7	210.8	36.7	(247.5)	325.7
Total liabilities and stockholders' equity	$1,253.4	$1,086.2	$73.5	$(1,130.2)	$1,282.9

Mueller Water Products, Inc. and Subsidiaries
Condensed Consolidating Balance Sheet
September 30, 2013

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
			(in millions)
Assets:
Cash and cash equivalents	$86.6	$(2.3)	$39.3	$—	$123.6
Receivables, net	0.1	150.4	14.0	—	164.5
Inventories	—	195.3	13.2	—	208.5
Deferred income taxes	26.3	—	0.4	—	26.7
Other current assets	18.2	25.7	2.2	—	46.1
Total current assets	131.2	369.1	69.1	—	569.4
Property, plant and equipment	1.5	132.0	8.4	—	141.9
Identifiable intangible assets	—	551.3	1.8	—	553.1
Other noncurrent assets	16.0	0.2	1.3	—	17.5
Investment in subsidiaries	155.2	39.2	—	(194.4)	—
Intercompany accounts	882.7	—	—	(882.7)	—
Total assets	$1,186.6	$1,091.8	$80.6	$(1,077.1)	$1,281.9
Liabilities and stockholders' equity:
Current portion of long-term debt	$—	$1.3	$—	$—	$1.3
Accounts payable	4.6	90.0	6.6	—	101.2
Other current liabilities	29.7	46.6	4.3	—	80.6
Total current liabilities	34.3	137.9	10.9	—	183.1
Long-term debt	598.0	1.5	—	—	599.5
Deferred income taxes	140.9	—	0.6	—	141.5
Other noncurrent liabilities	21.3	7.5	0.8	—	29.6
Intercompany accounts	63.9	789.7	29.1	(882.7)	—
Total liabilities	858.4	936.6	41.4	(882.7)	953.7
Stockholders' equity	328.2	155.2	39.2	(194.4)	328.2
Total liabilities and stockholders' equity	$1,186.6	$1,091.8	$80.6	$(1,077.1)	$1,281.9

Mueller Water Products, Inc. and Subsidiaries
Condensed Consolidating Statement of Operations
Three months ended March 31, 2014

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
			(in millions)
Net sales	$—	$266.6	$21.5	$—	$288.1
Cost of sales	—	187.9	18.0	—	205.9
Gross profit	—	78.7	3.5	—	82.2
Operating expenses:
Selling, general and administrative	8.4	42.7	3.1	—	54.2
Restructuring	—	2.7	—	—	2.7
Total operating expenses	8.4	45.4	3.1	—	56.9
Operating income (loss)	(8.4)	33.3	0.4	—	25.3
Interest expense (income), net	12.6	—	(0.1)	—	12.5
Income (loss) before income taxes	(21.0)	33.3	0.5	—	12.8
Income tax expense (benefit)	(8.9)	12.0	—	—	3.1
Equity in income of subsidiaries	21.8	0.5	—	(22.3)	—
Net income	$9.7	$21.8	$0.5	$(22.3)	$9.7
Mueller Water Products, Inc. and Subsidiaries
Condensed Consolidating Statement of Operations
Three months ended March 31, 2013

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
			(in millions)
Net sales	$—	$258.0	$25.1	$—	$283.1
Cost of sales	—	185.6	20.2	—	205.8
Gross profit	—	72.4	4.9	—	77.3
Operating expenses:
Selling, general and administrative	8.0	41.6	3.0	—	52.6
Restructuring	—	0.4	—	—	0.4
Total operating expenses	8.0	42.0	3.0	—	53.0
Operating income (loss)	(8.0)	30.4	1.9	—	24.3
Interest expense (income), net	12.9	—	(0.1)	—	12.8
Loss on early extinguishment of debt	1.4	—	—	—	1.4
Income (loss) before income taxes	(22.3)	30.4	2.0	—	10.1
Income tax expense (benefit)	(5.4)	7.7	0.2	—	2.5
Equity in income of subsidiaries	24.5	1.8	—	(26.3)	—
Income from continuing operations	7.6	24.5	1.8	(26.3)	7.6
Loss from discontinued operations	(1.4)	—	—	—	(1.4)
Net income	$6.2	$24.5	$1.8	$(26.3)	$6.2

Mueller Water Products, Inc. and Subsidiaries
Condensed Consolidating Statement of Operations
Six months ended March 31, 2014

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
			(in millions)
Net sales	$—	$502.4	$43.1	$—	$545.5
Cost of sales	—	360.6	35.6	—	396.2
Gross profit	—	141.8	7.5	—	149.3
Operating expenses:
Selling, general and administrative	17.5	83.4	6.3	—	107.2
Restructuring	—	2.8	—	—	2.8
Total operating expenses	17.5	86.2	6.3	—	110.0
Operating income (loss)	(17.5)	55.6	1.2	—	39.3
Interest expense (income), net	25.2	0.1	(0.2)	—	25.1
Income (loss) before income taxes	(42.7)	55.5	1.4	—	14.2
Income tax expense (benefit)	(16.8)	20.0	0.2	—	3.4
Equity in income of subsidiaries	36.7	1.2	—	(37.9)	—
Net income	$10.8	$36.7	$1.2	$(37.9)	$10.8
Mueller Water Products, Inc. and Subsidiaries
Condensed Consolidating Statement of Operations
Six months ended March 31, 2013

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
			(in millions)
Net sales	$—	$479.8	$48.4	$—	$528.2
Cost of sales	—	353.2	40.6	—	393.8
Gross profit	—	126.6	7.8	—	134.4
Operating expenses:
Selling, general and administrative	15.1	80.8	6.2	—	102.1
Restructuring	—	1.1	—	—	1.1
Total operating expenses	15.1	81.9	6.2	—	103.2
Operating income (loss)	(15.1)	44.7	1.6	—	31.2
Interest expense (income), net	26.3	0.1	(0.1)	—	26.3
Loss on early extinguishment of debt	1.4	—	—	—	1.4
Income (loss) before income taxes	(42.8)	44.6	1.7	—	3.5
Income tax expense (benefit)	(10.4)	11.2	0.1	—	0.9
Equity in income of subsidiaries	35.0	1.6	—	(36.6)	—
Income from continuing operations	2.6	35.0	1.6	(36.6)	2.6
Income from discontinued operations	10.6	—	—	—	10.6
Net income	$13.2	$35.0	$1.6	$(36.6)	$13.2

Mueller Water Products, Inc. and Subsidiaries
Condensed Consolidating Statement of Comprehensive Income (Loss)
Three months ended March 31, 2014

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
			(in millions)
Net income	$9.7	$21.8	$0.5	$(22.3)	$9.7
Other comprehensive income (loss):
Minimum pension liability, net of tax	(3.0)	—	—	—	(3.0)
Equity in other comprehensive loss of subsidiaries	(2.0)	(2.0)	—	4.0	—
Foreign currency translation	—	—	(2.0)	—	(2.0)
	(5.0)	(2.0)	(2.0)	4.0	(5.0)
Comprehensive income (loss)	$4.7	$19.8	$(1.5)	$(18.3)	$4.7
Mueller Water Products, Inc. and Subsidiaries
Condensed Consolidating Statement of Comprehensive Income
Three months ended March 31, 2013

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
			(in millions)
Net income	$6.2	$24.5	$1.8	$(26.3)	$6.2
Other comprehensive income (loss):
Minimum pension liability, net of tax	2.2	—	—	—	2.2
Equity in other comprehensive loss of subsidiaries	(1.1)	(1.1)	—	2.2	—
Foreign currency translation	—	—	(1.1)	—	(1.1)
	1.1	(1.1)	(1.1)	2.2	1.1
Comprehensive income	$7.3	$23.4	$0.7	$(24.1)	$7.3

Mueller Water Products, Inc. and Subsidiaries
Condensed Consolidating Statement of Comprehensive Income (Loss)
Six months ended March 31, 2014

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
			(in millions)
Net income	$10.8	$36.7	$1.2	$(37.9)	$10.8
Other comprehensive loss:
Minimum pension liability, net of tax	(6.0)	—	—	—	(6.0)
Equity in other comprehensive loss of subsidiaries	(4.0)	(4.0)	—	8.0	—
Foreign currency translation	—	—	(4.0)	—	(4.0)
	(10.0)	(4.0)	(4.0)	8.0	(10.0)
Comprehensive income (loss)	$0.8	$32.7	$(2.8)	$(29.9)	$0.8
Mueller Water Products, Inc. and Subsidiaries
Condensed Consolidating Statement of Comprehensive Income (Loss)
Six months ended March 31, 2013

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
			(in millions)
Net income	$13.2	$35.0	$1.6	$(36.6)	$13.2
Other comprehensive income (loss):
Minimum pension liability, net of tax	5.6	—	—	—	5.6
Equity in other comprehensive loss of subsidiaries	(1.8)	(1.8)	—	3.6	—
Foreign currency translation	—	—	(1.8)	—	(1.8)
	3.8	(1.8)	(1.8)	3.6	3.8
Comprehensive income (loss)	$17.0	$33.2	$(0.2)	$(33.0)	$17.0

Mueller Water Products, Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows
Six months ended March 31, 2014

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
			(in millions)
Operating activities:
Net cash provided by (used in) operating activities	$(53.2)	$62.3	$(1.5)	$—	$7.6
Investing activities:
Capital expenditures	(0.2)	(17.4)	(0.7)	—	(18.3)
Proceeds from sales of assets	—	0.3	—	—	0.3
Intercompany	—	(48.0)		48.0	—
Net cash used in investing activities	(0.2)	(65.1)	(0.7)	48.0	(18.0)
Financing activities:
Dividends paid	(5.6)	—	—	—	(5.6)
Common stock issued	1.8	—	—	—	1.8
Shares retained for employee taxes	(3.1)	—	—	—	(3.1)
Intercompany	48.0	—	—	(48.0)	—
Other	—	1.3	—	—	1.3
Net cash provided by (used in) financing activities	41.1	1.3	—	(48.0)	(5.6)
Effect of currency exchange rate changes on cash	—	—	(2.5)	—	(2.5)
Net change in cash and cash equivalents	(12.3)	(1.5)	(4.7)	—	(18.5)
Cash and cash equivalents at beginning of period	86.6	(2.3)	39.3	—	123.6
Cash and cash equivalents at end of period	$74.3	$(3.8)	$34.6	$—	$105.1

Mueller Water Products, Inc. and Subsidiaries
Consolidating Statement of Cash Flows
Six months ended March 31, 2013

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
			(in millions)
Operating activities:
Net cash provided by (used in) operating activities from continuing operations	$(51.6)	$49.1	$(1.1)	$—	$(3.6)
Investing activities:
Capital expenditures	—	(14.6)	(0.3)	—	(14.9)
Business acquisitions, net of cash acquired	—	(0.2)	—	—	(0.2)
Proceeds from sales of assets	—	0.1	—	—	0.1
Intercompany	—	(37.3)	—	37.3	—
Net cash used in investing activities from continuing operations	—	(52.0)	(0.3)	37.3	(15.0)
Financing activities:
Early repayment of debt	(23.2)	—	—	—	(23.2)
Dividends paid	(5.5)	—	—	—	(5.5)
Common stock issued	1.1	—	—	—	1.1
Shares retained for employee taxes	(1.5)	—	—	—	(1.5)
Payment of deferred financing fees	(0.7)	—	—	—	(0.7)
Intercompany	37.3	—	—	(37.3)	—
Other	1.9	0.1	—	—	2.0
Net cash provided by (used in) financing activities from continuing operations	9.4	0.1	—	(37.3)	(27.8)
Net cash flows from discontinued operations:
Operating activities	(2.2)	—	—	—	(2.2)
Investing activities	4.5	—	—	—	4.5
Net cash provided by discontinued operations	2.3	—	—	—	2.3
Effect of currency exchange rate changes on cash	—	—	(1.0)	—	(1.0)
Net change in cash and cash equivalents	(39.9)	(2.8)	(2.4)	—	(45.1)
Cash and cash equivalents at beginning of period	53.3	(3.7)	33.4	—	83.0
Cash and cash equivalents at end of period	$13.4	$(6.5)	$31.0	$—	$37.9

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
On April 1, 2012, we sold the businesses comprising our former U.S. Pipe segment. Activity related to U.S. Pipe is presented as discontinued operations for 2013.
Business
We expect Mueller Co.'s 2014 net sales will be about 10% higher than its 2013 net sales driven by continued growth in residential construction and municipal spending. We also anticipate shipments of iron gate valves and hydrants in the second half of the year will benefit as a result of the timing of this year's price increase, which resulted in three fewer weeks in this year's second quarter to ship orders received before the price increase. Further, we expect Mueller Co.'s 2014 operating income as a percent of net sales to improve compared to the prior year due to sales growth and economic efficiencies from increased production.
At Anvil, we expect 2014 net sales will improve modestly over 2013 net sales based on our current expectations of increased demand in our oil & gas and nonresidential construction end markets. However, we expect 2014 operating income to be less than the comparable prior year, primarily as a result of the costs associated with some operational inefficiencies at its largest manufacturing facility. Most of these costs, approximately $3.5 million, will be expensed in the third quarter of 2014.

Results of Operations
Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

	Three months ended March 31, 2014
	Mueller Co.	Anvil	Corporate	Total
	(in millions)
Net sales	$191.3	$96.8	$—	$288.1
Gross profit	$55.1	$27.1	$—	$82.2
Operating expenses:
Selling, general and administrative	27.3	18.5	8.4	54.2
Restructuring	1.6	1.1	—	2.7
	28.9	19.6	8.4	56.9
Operating income (loss)	$26.2	$7.5	$(8.4)	25.3
Interest expense, net				12.5
Income before income taxes				12.8
Income tax expense				3.1
Net income				$9.7

	Three months ended March 31, 2013
	Mueller Co.	Anvil	Corporate	Total
	(in millions)
Net sales	$188.1	$95.0	$—	$283.1
Gross profit	$50.5	$26.8	$—	$77.3
Operating expenses:
Selling, general and administrative	27.0	17.6	8.0	52.6
Restructuring	0.3	0.1	—	0.4
	27.3	17.7	8.0	53.0
Operating income (loss)	$23.2	$9.1	$(8.0)	24.3
Interest expense, net				12.8
Loss on early extinguishment of debt				1.4
Income before income taxes				10.1
Income tax expense				2.5
Income from continuing operations				7.6
Loss from discontinued operations				(1.4)
Net income				$6.2
Consolidated Analysis
Net sales for the quarter ended March 31, 2014 increased to $288.1 million from $283.1 million in the prior year period. Net sales increased primarily due to higher pricing of $4.8 million, mostly at Mueller Co., and increased shipment volumes of $2.0 million, mostly at Anvil.
Gross profit for the quarter ended March 31, 2014 increased to $82.2 million from $77.3 million in the prior year period. Gross margin increased 120 basis points to 28.5% in the quarter ended March 31, 2014 from 27.3% in the prior year period. Gross profit and gross margin benefited primarily from higher sales pricing and increased shipment volumes.
Selling, general and administrative expenses ("SG&A") for the quarter ended March 31, 2014 increased to $54.2 million from $52.6 million in the prior year period. SG&A as a percentage of net sales was 18.8% in the quarter ended March 31, 2014 and 18.6% in the prior year period.

Restructuring increased in the quarter ended March 31, 2014 compared to the prior year period due to an impairment of production equipment at Mueller Co. and the withdrawal from a multi-employer pension plan at Anvil. Mueller Co. changed its approach to the production of certain sizes of iron gate valves and recorded a charge of $1.5 million. Anvil sold the production equipment and certain inventory at its Bloomington, Minnesota location and recorded a reserve for our estimated pension plan withdrawal liability of $1.0 million.
Interest expense, net decreased in the quarter ended March 31, 2014 compared to the prior year period due to a lower level of total debt outstanding. The components of interest expense, net are detailed below.

	Three months ended
	March 31,
	2014	2013
	(in millions)
7.375% Senior Subordinated Notes	$7.7	$7.8
8.75% Senior Unsecured Notes	4.0	4.3
Deferred financing fees amortization	0.5	0.5
ABL Agreement	0.3	0.3
Other interest expense	0.1	0.1
	12.6	13.0
Interest income	(0.1)	(0.2)
	$12.5	$12.8
During the quarter ended March 31, 2013, we redeemed $22.5 million principal amount of our 8.75% Senior Unsecured Notes for $23.2 million, plus accrued and unpaid interest. The resulting loss on early extinguishment of debt of $1.4 million includes the premium paid and the deferred financing costs and original issue discount that were written off.
During the quarter ended March 31, 2014, we completed an updated analysis of our income tax apportionment by state.  This analysis identified changes in the state tax apportionment primarily due to the sale of U.S. Pipe in 2012 and the adoption of either a weighted sales factor or single sales factor apportionment method by states that historically had used a 3-factor (property, payroll and sales) apportionment method. As a result of these changes, we reduced our marginal state income tax rate, used in calculations of our deferred tax assets and liabilities, by 0.52%.  This resulted in a decrease in income tax expense of $2.0 million.
The components of income tax expense in continuing operations are provided below.

	Three months ended
	March 31,
	2014	2013
	(in millions)
Expense from income before income taxes	$5.1	$3.9
State tax rate change	(2.0)	—
Deferred tax asset valuation allowance adjustments	—	(1.3)
Other discrete items	—	(0.1)
	$3.1	$2.5
Segment Analysis
Mueller Co.
Net sales for the quarter ended March 31, 2014 increased to $191.3 million from $188.1 million in the prior year period. Net sales increased primarily due to $4.3 million of higher pricing. Net sales from our core domestic iron gate valves, hydrants and brass products grew 7% year-over-year. However, we believe 2014 second quarter iron gate valve and hydrant shipments were adversely affected by the timing of price increases between years and the current quarter's harsh winter experienced in many parts of the United States. Net sales declined for our Pratt product line, in Canada and in our other international markets. Net sales of metering systems were essentially the same compared to the prior year period.

Gross profit for the quarter ended March 31, 2014 increased to $55.1 million from $50.5 million in the prior year period primarily due to higher sales pricing and improved product mix. Gross margin increased to 28.8% for the quarter ended March 31, 2014 compared to 26.8% in the prior year period primarily due to higher sales pricing and improved product mix.
SG&A in the quarter ended March 31, 2014 increased to $27.3 million from $27.0 million in the prior year period primarily due to expenses associated with higher employee-related costs. SG&A was 14.3% and 14.4% of net sales for the quarter ended March 31, 2014 and 2013, respectively.
Restructuring increased in the quarter ended March 31, 2014 compared to the prior year period due to an impairment of production equipment. Mueller Co. changed its approach to the production of certain sizes of iron gate valves and recorded a charge of $1.5 million in the quarter ended March 31, 2014.
Anvil
Net sales in the quarter ended March 31, 2014 increased to $96.8 million from $95.0 million in the prior year period. Net sales increased primarily due to higher shipment volumes, particularly to the oil & gas market.
Gross profit in the quarter ended March 31, 2014 increased to $27.1 million from $26.8 million in the prior year period. Gross margin declined to 28.0% in the quarter ended March 31, 2014 compared to 28.2% in the prior year period. The decline was due primarily to its largest manufacturing facility experiencing production issues related to unplanned outages of its melting and heat treating operations.
SG&A increased to $18.5 million in the quarter ended March 31, 2014 from $17.6 million in the prior year period primarily due to higher employee-related costs and costs to relocate one of its distribution centers. SG&A was 19.1% of net sales for the quarter ended March 31, 2014 and 18.5% in the prior year period.
Restructuring increased in the quarter ended March 31, 2014 compared to the prior year period because it recorded a $1.0 million reserve for our estimated liability for withdrawal from a multi-employer pension plan in the current quarter.
Corporate
SG&A increased to $8.4 million in March 31, 2014 from $8.0 million in the prior year period primarily due to higher professional fees.

Six Months Ended March 31, 2014 Compared to Six Months Ended March 31, 2013

	Six months ended March 31, 2014
	Mueller Co.	Anvil	Corporate	Total
	(in millions)
Net sales	$356.3	$189.2	$—	$545.5
Gross profit	$96.8	$52.5	$—	$149.3
Operating expenses:
Selling, general and administrative	53.0	36.6	17.6	107.2
Restructuring	1.7	1.1	—	2.8
	54.7	37.7	17.6	110.0
Operating income (loss)	$42.1	$14.8	$(17.6)	39.3
Interest expense, net				25.1
Income before income taxes				14.2
Income tax expense				3.4
Net income				$10.8

	Six months ended March 31, 2013
	Mueller Co.	Anvil	Corporate	Total
	(in millions)
Net sales	$339.2	$189.0	$—	$528.2
Gross profit	$83.4	$51.0	$—	$134.4
Operating expenses:
Selling, general and administrative	51.1	35.9	15.1	102.1
Restructuring	1.0	0.1	—	1.1
	52.1	36.0	15.1	103.2
Operating income (loss)	$31.3	$15.0	$(15.1)	31.2
Interest expense, net				26.3
Loss on early extinguishment of debt				1.4
Income before income taxes				3.5
Income tax expense				0.9
Income from continuing operations				2.6
Income from discontinued operations				10.6
Net income				$13.2
Consolidated Analysis
Net sales for the six months ended March 31, 2014 increased to $545.5 million from $528.2 million in the prior year period. Net sales increased due to $10.2 million of higher pricing and $10.0 million of increased shipment volumes, both of which were primarily at Mueller Co.
Gross profit for the six months ended March 31, 2014 increased to $149.3 million from $134.4 million in the prior year period. Gross margin increased 200 basis points to 27.4% in the six months ended ended March 31, 2014 from 25.4% in the prior year period. Gross profit and gross margin benefited primarily from higher sales pricing and increased shipment volumes.
SG&A for the six months ended ended March 31, 2014 increased to $107.2 million from $102.1 million in the prior year period primarily due to higher expenses associated with increased shipment volumes and higher professional fees. SG&A was 19.7% of net sales in the six months ended March 31, 2014 and 19.3% in the prior year period.
Restructuring increased in the six months ended March 31, 2014 compared to the prior year period due to an impairment of production equipment at Mueller Co. and the withdrawal from a multi-employer pension plan at Anvil. Mueller Co. changed its approach to the production of certain sizes of iron gate valves and recorded a charge of $1.5 million. Anvil sold the production equipment and certain inventory at its Bloomington, Minnesota location and recorded a reserve for its estimated pension plan withdrawal liability of $1.0 million.

Interest expense, net decreased in the six months ended March 31, 2014 compared to the prior year period due to a lower level of total debt outstanding. The components of interest expense, net are detailed below.

	Six months ended
	March 31,
	2014	2013
	(in millions)
7.375% Senior Subordinated Notes	$15.4	$15.5
8.75% Senior Unsecured Notes	8.0	8.8
Deferred financing fees amortization	1.0	1.1
ABL Agreement	0.6	0.8
Other interest expense	0.3	0.3
	25.3	26.5
Interest income	(0.2)	(0.2)
	$25.1	$26.3
During the six months ended March 31, 2013, we redeemed $22.5 million principal amount of our 8.75% Senior Unsecured Notes for $23.2 million, plus accrued and unpaid interest. The resulting loss on early extinguishment of debt of $1.4 million includes the premium paid and the deferred financing costs and original issue discount that were written off.
During the six months ended March 31, 2014, we completed an updated analysis of our income tax apportionment by state.  This analysis identified changes in the state tax apportionment primarily due to the sale of U.S. Pipe in 2012 and the adoption of either a weighted sales factor or single sales factor apportionment method by states that historically had used a 3-factor (property, payroll and sales) apportionment method. As a result of these changes, we reduced our marginal state income tax rate, used in calculations of our deferred tax assets and liabilities, by 0.52%.  This resulted in a decrease in income tax expense of $2.0 million.
The components of income tax expense in continuing operations are provided below.

	Six months ended
	March 31,
	2014	2013
	(in millions)
Expense from income before income taxes	$5.6	$1.5
Deferred tax asset valuation allowance adjustments	—	(0.5)
State tax rate change	(2.0)	—
Other discrete items	(0.2)	(0.1)
	$3.4	$0.9
Segment Analysis
Mueller Co.
Net sales for the six months ended March 31, 2014 increased to $356.3 million from $339.2 million in the prior year period. Net sales increased primarily due to $9.8 million of increased shipment volumes and $9.4 million of higher pricing.
Gross profit for the six months ended March 31, 2014 increased to $96.8 million from $83.4 million in the prior year period primarily due to higher sales pricing and increased shipment volumes. Gross margin increased to 27.2% for the six months ended March 31, 2014 compared to 24.6% in the prior year period primarily due to higher sales pricing and higher shipment volumes.
SG&A in the six months ended March 31, 2014 increased to $53.0 million from $51.1 million in the prior year period primarily due to expenses associated with increased shipment volumes. SG&A was 14.9% and 15.1% of net sales for the six months ended March 31, 2014 and 2013, respectively.

Restructuring increased in the six months ended March 31, 2014 compared to the prior year period due to an impairment of production equipment. Mueller Co. changed its approach to the production of certain sizes of iron gate valves and recorded a charge of $1.5 million in the quarter ended March 31, 2014.
Anvil
Net sales in the six months ended March 31, 2014 increased to $189.2 million from $189.0 million in the prior year period. Improved pricing was offset by adverse currency translation effects.
Gross profit in the six months ended March 31, 2014 increased to $52.5 million from $51.0 million in the prior year period. Gross profit increased primarily due to higher sales pricing. Gross margin increased to 27.7% in the six months ended March 31, 2014 compared to 27.0% in the prior year period.
SG&A increased to $36.6 million in the six months ended March 31, 2014 from $35.9 million in the prior year period. SG&A was 19.3% of net sales for the six months ended March 31, 2014 and 19.0% in the prior year period.
Restructuring increased in the six months ended March 31, 2014 compared to the prior year period because it recorded a $1.0 million reserve for its liability for withdrawal from a multi-employer pension plan in the current period.
Corporate
SG&A increased to $17.6 million in March 31, 2014 from $15.1 million in the prior year period primarily due to higher professional fees.
Liquidity and Capital Resources
We had cash and cash equivalents of $105.1 million at March 31, 2014 and $171.4 million of additional borrowing capacity under our ABL Agreement based on March 31, 2014 data. Undistributed earnings from our subsidiaries in Canada and China are considered to be permanently invested outside of the United States. At March 31, 2014, cash and cash equivalents included $29.3 million and $5.3 million in Canada and China, respectively.
On April 1, 2012, we sold our former U.S. Pipe segment. During the quarter ended December 31, 2012, we received an additional $4.5 million in cash for certain purchase price adjustments and reduced our loss on sale of discontinued operations accordingly.
Cash flows from operating activities are categorized below.

	Six months ended
	March 31,
	2014	2013
	(in millions)
Collections from customers	$535.4	$517.5
Disbursements, other than interest and income taxes	(503.4)	(496.1)
Interest payments, net	(23.9)	(25.0)
Income tax payments, net	(0.5)	—
Cash provided by (used in) operating activities	$7.6	$(3.6)
Collections from customers were higher during the six months ended March 31, 2014 compared to the prior year period primarily related to the increased net sales compared to a year ago.
Increased disbursements, other than interest and income taxes, during the six months ended March 31, 2014 reflect higher purchasing activity associated with higher net sales and timing differences.
Capital expenditures were $18.3 million in the six months ended March 31, 2014 compared to $14.9 million in the prior year period. We estimate 2014 capital expenditures to be $34 million to $36 million.
We expect to make $0.7 million of contributions to our U.S. pension plan during 2014. The proportion of the assets held by our U.S. pension plan invested in fixed income securities, instead of equity securities, has increased over historical levels. Because of this shift in the strategic asset allocation, the estimated rate of return on these assets has decreased, which could ultimately cause our pension expense and our required contributions to this plan to increase. We also expect to contribute approximately $1 million to our Canadian pension plans in 2014.

We anticipate that our existing cash, cash equivalents and borrowing capacity combined with our expected operating cash flows will be sufficient to meet our anticipated operating expenses, capital expenditures and debt service obligations as they become due through March 31, 2015. However, our ability to make these payments will depend partly upon our future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control.
ABL Agreement
At March 31, 2014, the ABL Agreement consisted of a revolving credit facility for up to $225 million of revolving credit borrowings, swing line loans and letters of credit. The ABL Agreement permits us to increase the size of the credit facility by an additional $150 million in certain circumstances subject to adequate borrowing base availability. We may borrow up to $25 million through swing line loans and may have up to $60 million of letters of credit outstanding.
Borrowings under the ABL Agreement bear interest at a floating rate equal to LIBOR plus a margin ranging from 175 to 225 basis points, or a base rate, as defined in the ABL Agreement, plus a margin ranging from 75 to 125 basis points. At March 31, 2014, the applicable LIBOR-based margin was 175 basis points.
The ABL Agreement terminates on the earlier of (1) December 18, 2017 and (2) 60 days prior to the final maturity of our 7.375% Senior Subordinated Notes. We pay a commitment fee for any unused borrowing capacity under the ABL Agreement of either 37.5 basis points per annum or 25 basis points per annum, based on daily average availability during the previous calendar quarter. At March 31, 2014, our commitment fee was 37.5 basis points. As measured using March 31, 2014 data, excess availability as reduced by outstanding letters of credit and accrued fees and expenses of $28.9 million was $171.4 million.
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
8.75% Senior Unsecured Notes
We had $180.0 million face value of 8.75% Senior Unsecured Notes, due on September 1, 2020, outstanding at March 31, 2014, which was reported net of $1.9 million unamortized discount. After August 2015, the Senior Unsecured Notes may be redeemed at specified redemption prices. Upon a “Change of Control” (as defined in the indenture securing the Senior Unsecured Notes), we are required to offer to purchase the outstanding Senior Unsecured Notes at a purchase price of 101%. The Senior Unsecured Notes are guaranteed by essentially all of our U.S. subsidiaries, but are subordinate to borrowings under the ABL Agreement.
7.375% Senior Subordinated Notes
We had $420.0 million face value of 7.375% Senior Subordinated Notes, due on June 1, 2017, outstanding at March 31, 2014. We may redeem any portion of the Senior Subordinated Notes at specified redemption prices, subject to restrictions in the Senior Unsecured Notes. Upon a “Change of Control” (as defined in the indenture securing the Senior Subordinated Notes), we are required to offer to purchase the outstanding Senior Subordinated Notes at 101%. The Senior Subordinated Notes are guaranteed by essentially all of our U.S. subsidiaries, but are subordinate to the borrowings under the ABL Agreement and the Senior Unsecured Notes.

Our corporate credit rating and the credit rating for our debt are presented below.

	Moody’s		Standard & Poor's
	March 31,	September 30,	March 31,	September 30,
	2014	2013	2014	2013
Corporate credit rating	B2	B2	BB-	BB-
ABL Agreement	Not rated	Not rated	Not rated	Not rated
8.75% Senior Unsecured Notes	B1	B1	BB-	BB-
7.375% Senior Subordinated Notes	Caa1	Caa1	B	B
Outlook	Stable	Stable	Stable	Stable
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
We use letters of credit and surety bonds in the ordinary course of business to ensure the performance of contractual obligations. At March 31, 2014, we had $28.7 million of letters of credit and $42.7 million of surety bonds outstanding.
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
During the quarter ended March 31, 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
During the quarter ended March 31, 2014, we did not repurchase any shares of our common stock.

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
101*
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language), (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Other Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements.

* Filed with this quarterly report
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MUELLER WATER PRODUCTS, INC.
Date:	May 12, 2014	By:	/s/ Evan L. Hart
Evan L. Hart
Chief Financial Officer