Form 10-Q
period 2014-06-30
Mueller Water Products, Inc.
filed 2014-08-07
CIK 1350593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
☐                       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
There were 159,712,042 shares of common stock of the registrant outstanding at July 31, 2014.

PART I

Item 1.	FINANCIAL STATEMENTS
MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	September 30,
	2014	2013
	(in millions, except share amounts)
Assets:
Cash and cash equivalents	$150.9	$123.6
Receivables, net	183.3	164.5
Inventories	192.0	208.5
Deferred income taxes	40.5	26.7
Other current assets	46.5	46.1
Total current assets	613.2	569.4
Property, plant and equipment, net	142.8	141.9
Identifiable intangible assets	532.9	553.1
Other noncurrent assets	14.0	17.5
Total assets	$1,302.9	$1,281.9

Liabilities and stockholders’ equity:
Current portion of long-term debt	$56.3	$1.3
Accounts payable	84.6	101.2
Other current liabilities	70.6	80.6
Total current liabilities	211.5	183.1
Long-term debt	544.5	599.5
Deferred income taxes	162.2	141.5
Other noncurrent liabilities	40.9	29.6
Total liabilities	959.1	953.7

Commitments and contingencies (Note 10)

Common stock: 600,000,000 shares authorized; 159,663,477 and 158,234,300 shares outstanding at June 30, 2014 and September 30, 2013, respectively	1.6	1.6
Additional paid-in capital	1,581.6	1,584.4
Accumulated deficit	(1,199.9)	(1,229.2)
Accumulated other comprehensive loss	(39.5)	(28.6)
Total stockholders’ equity	343.8	328.2
Total liabilities and stockholders’ equity	$1,302.9	$1,281.9

The accompanying notes are an integral part of the consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended		Nine months ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in millions, except per share amounts)
Net sales	$318.5	$299.4	$864.0	$827.6
Cost of sales	221.2	209.4	617.4	603.2
Gross profit	97.3	90.0	246.6	224.4
Operating expenses:
Selling, general and administrative	55.3	56.9	162.5	159.0
Restructuring	0.2	0.2	3.0	1.3
Total operating expenses	55.5	57.1	165.5	160.3
Operating income	41.8	32.9	81.1	64.1
Interest expense, net	12.5	12.7	37.6	39.0
Loss on early extinguishment of debt	—	—	—	1.4
Income before income taxes	29.3	20.2	43.5	23.7
Income tax expense	10.8	4.2	14.2	5.1
Income from continuing operations	18.5	16.0	29.3	18.6
Income (loss) from discontinued operations	—	(1.9)	—	8.7
Net income	$18.5	$14.1	$29.3	$27.3

Net income per basic share:
Continuing operations	$0.12	$0.10	$0.18	$0.12
Discontinued operations	—	(0.01)	—	0.05
Net income	$0.12	$0.09	$0.18	$0.17

Net income per diluted share:
Continuing operations	$0.11	$0.10	$0.18	$0.12
Discontinued operations	—	(0.01)	—	0.05
Net income	$0.11	$0.09	$0.18	$0.17

Weighted average shares outstanding:
Basic	159.5	158.0	159.0	157.6
Diluted	162.2	160.7	161.9	160.0

Dividends declared per share	$0.0175	$0.0175	$0.0525	$0.0525

The accompanying notes are an integral part of the consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three months ended		Nine months ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in millions)
Net income	$18.5	$14.1	$29.3	$27.3
Other comprehensive income (loss):
Minimum pension liability	(4.9)	2.3	(14.7)	1.2
Income tax effects	1.9	—	5.7	6.7
Foreign currency translation	2.1	(1.9)	(1.9)	(3.7)
	(0.9)	0.4	(10.9)	4.2
Comprehensive income	$17.6	$14.5	$18.4	$31.5

The accompanying notes are an integral part of the consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED JUNE 30, 2014
(UNAUDITED)

	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
	(in millions)
Balance at September 30, 2013	$1.6	$1,584.4	$(1,229.2)	$(28.6)	$328.2
Net income	—	—	29.3	—	29.3
Dividends declared	—	(8.4)	—	—	(8.4)
Stock-based compensation	—	5.1	—	—	5.1
Shares retained for employee taxes	—	(3.1)	—	—	(3.1)
Stock issued under stock compensation plans	—	3.6	—	—	3.6
Other comprehensive loss, net of tax	—	—	—	(10.9)	(10.9)
Balance at June 30, 2014	$1.6	$1,581.6	$(1,199.9)	$(39.5)	$343.8

The accompanying notes are an integral part of the consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended
	June 30,
	2014	2013
	(in millions)
Operating activities:
Net income	$29.3	$27.3
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Income from discontinued operations	—	(8.7)
Income from continuing operations	29.3	18.6
Depreciation	20.3	22.3
Amortization	22.2	22.1
Asset impairment	1.5	—
Loss on early extinguishment of debt	—	1.4
Stock-based compensation	5.2	5.6
Deferred income taxes	13.4	3.5
Retirement plans	1.0	3.1
Other, net	1.5	1.8
Changes in assets and liabilities, net of acquisitions:
Receivables	(18.9)	(2.4)
Inventories	16.2	(19.0)
Other assets	1.3	(0.1)
Liabilities	(32.0)	(14.1)
Net cash provided by operating activities from continuing operations	61.0	42.8
Investing activities:
Capital expenditures	(25.5)	(23.9)
Business acquisitions, net of cash acquired	—	(0.2)
Proceeds from sales of assets	1.2	0.1
Net cash used in investing activities from continuing operations	(24.3)	(24.0)
Financing activities:
Early repayment of debt	—	(23.2)
Dividends paid	(8.4)	(8.3)
Common stock issued	3.6	2.3
Shares retained for employee taxes	(3.1)	(1.5)
Payment of deferred financing fees	—	(0.7)
Other	(0.1)	0.2
Net cash used in financing activities from continuing operations	(8.0)	(31.2)
Net cash flows from discontinued operations:
Operating activities	—	(4.1)
Investing activities	—	4.5
Net cash provided by discontinued operations	—	0.4
Effect of currency exchange rate changes on cash	(1.4)	(1.8)
Net change in cash and cash equivalents	27.3	(13.8)
Cash and cash equivalents at beginning of period	123.6	83.0
Cash and cash equivalents at end of period	$150.9	$69.2

The accompanying notes are an integral part of the consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization
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
In May 2014, the Financial Accounting Standards Board issued new guidance for the recognition of revenue.  This new guidance applies to us beginning with our first quarter of fiscal 2018 and early adoption is not permitted.  We are in the early stages of evaluating the impact of the adoption of this guidance on our future financial statements and related disclosures and we have not yet reached any conclusions.

Note 2.	Restructuring and Discontinued Operations
In January 2014, Mueller Co. changed its approach to the production of certain sizes of iron gate valves. This change resulted in an impairment of the related production equipment of $1.5 million, which is reported as restructuring expense for the nine months ended June 30, 2014. This charge was based on our internal projections of future cash flows associated with the production equipment.
In April 2014, Anvil sold the production equipment and certain inventory at its Bloomington, Minnesota location for an immaterial gain. Anvil also signed a supply agreement with the buyer and terminated the employment of all employees at that location, which resulted in the withdrawal from the only multi-employer pension plan in which the Company had participated. At June 30, 2014, we maintained an accrual for our estimated withdrawal liability of $1.0 million. Also in April 2014, Anvil entered into an agreement to sell the land and buildings at this location, which had a net book value of $0.8 million at June 30, 2014, for estimated net proceeds of $3.5 million. We expect this sale will close during the second half of calendar 2014.
On April 1, 2012, we sold our former U.S. Pipe segment. During 2013, we received $4.5 million in cash for certain purchase price adjustments and reduced our loss on sale of discontinued operations accordingly.
Activity related to U.S. Pipe is presented as discontinued operations for the three and nine months ended June 30, 2013. The table below represents a summary of the operating results for these discontinued operations.

	Three months	Nine months
	(in millions)
Operating income (loss)	$(1.9)	$3.7
Gain on sale of discontinued operations	—	5.0
Income (loss) from discontinued operations	$(1.9)	$8.7
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

Table of Contents
Index to Financial Statements

Note 3.	Income Taxes
During the three months ended March 31, 2014, we completed an analysis of our taxable income apportionment by state. As a result of this analysis, we reduced our marginal tax rate, used in our calculation of deferred tax assets and liabilities, by 0.52%. This resulted in a net decrease in deferred tax liabilities and income tax expense of $2.0 million during the nine months ended June 30, 2014.
At the beginning of 2013, we had valuation allowances related to our deferred tax assets. We reevaluate the need for a valuation allowance against our U.S. deferred tax assets each quarter, considering results to date, projections of taxable income, tax planning strategies and reversing taxable temporary differences. During the three months ended June 30, 2014, we decreased our deferred tax asset valuation allowance and income tax expense by $1.1 million. During the nine months ended June 30, 2013, we decreased our U.S. deferred tax valuation allowance by $15.1 million, including $7.1 million in other comprehensive income and $3.5 million in discontinued operations. Notwithstanding the valuation allowance, our net operating loss carryforwards remain available to offset future taxable earnings.
The components of income tax expense on continuing operations are provided below.

	Three months ended		Nine months ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in millions)
Expense from income before income taxes	$11.9	$8.1	$17.5	$9.6
Deferred tax asset valuation allowance adjustments	(1.1)	(4.0)	(1.1)	(4.5)
State tax rate change	—	—	(2.0)	—
Other discrete items	—	0.1	(0.2)	—
	$10.8	$4.2	$14.2	$5.1
At June 30, 2014 and September 30, 2013, the gross liabilities for unrecognized income tax benefits were $2.7 million and $3.7 million, respectively.
We recognize interest related to uncertain income tax positions as interest expense and would recognize any penalties that may be incurred as selling, general and administrative expenses. At June 30, 2014 and September 30, 2013, we had $0.8 million and $0.9 million, respectively, of accrued interest liabilities related to uncertain tax positions.
Our state income tax returns are generally closed for years prior to 2006, except to the extent of our state net operating loss carryforwards. Our Canadian income tax returns are generally closed for years prior to 2006. We are currently under audit by several states at various levels of completion. We do not have any material unpaid assessments.

Note 4.	Borrowing Arrangements
The components of our long-term debt are presented below.

	June 30,	September 30,
	2014	2013
	(in millions)
ABL Agreement	$—	$—
8.75% Senior Unsecured Notes	178.2	178.0
7.375% Senior Subordinated Notes	420.0	420.0
Other	2.6	2.8
	600.8	600.8
Less current portion	(56.3)	(1.3)
Long-term debt	$544.5	$599.5
ABL Agreement. At June 30, 2014, our asset based lending agreement (“ABL Agreement”) consisted of a revolving credit facility for up to $225 million of revolving credit borrowings, swing line loans and letters of credit. The ABL Agreement permits us to increase the size of the credit facility by an additional $150 million in certain circumstances subject to adequate borrowing base availability. We may borrow up to $25 million through swing line loans and may have up to $60 million of letters of credit outstanding.
Borrowings under the ABL Agreement bear interest at a floating rate equal to LIBOR plus a margin ranging from 175 to 225 basis points, or a base rate, as defined in the ABL Agreement, plus a margin ranging from 75 to 125 basis points. At June 30, 2014, the applicable rate was LIBOR plus 175 basis points.
The ABL Agreement terminates on the earlier of (1) December 18, 2017 and (2) 60 days prior to the final maturity of our 7.375% Senior Subordinated Notes. We pay a commitment fee for any unused borrowing capacity under the ABL Agreement of either 37.5 basis points per annum or 25 basis points per annum, based on daily average availability during the previous calendar quarter. At June 30, 2014, our commitment fee was 37.5 basis points. Our obligations under the ABL Agreement are secured by a first-priority perfected lien on all of our U.S. receivables and inventory, certain cash and other supporting obligations. Borrowings are not subject to any financial maintenance covenants unless excess availability is less than the greater of $22.5 million and 10% of the aggregate commitments under the ABL Agreement. Excess availability based on June 30, 2014 data, as reduced by outstanding letters of credit and accrued fees and expenses of $29.1 million, was $161.5 million.
8.75% Senior Unsecured Notes. The 8.75% Senior Unsecured Notes (“Senior Unsecured Notes”) mature on September 1, 2020. The Senior Unsecured Notes balance at June 30, 2014 is net of $1.8 million of unamortized discount. Based on quoted market prices, the outstanding Senior Unsecured Notes had a fair value of $199.4 million at June 30, 2014.
During the quarter ended March 31, 2013, we redeemed $22.5 million aggregate principal amount of the Senior Unsecured Notes at a redemption price of 103% of the principal amount, plus accrued and unpaid interest and recorded a loss on early extinguishment of debt of $1.4 million. After August 31, 2015, we may redeem the Senior Unsecured Notes at specified redemption prices. Upon a Change of Control (as defined in the indenture securing the Senior Unsecured Notes), we are required to offer to purchase the outstanding Senior Unsecured Notes at a purchase price of 101% of the principal amount. The Senior Unsecured Notes are guaranteed by essentially all of our U.S. subsidiaries, but are subordinate to borrowings under the ABL Agreement.
The indenture securing the Senior Unsecured Notes contains customary covenants and events of default, including covenants that limit our ability to incur debt, pay dividends and make investments. We believe we were compliant with these covenants at June 30, 2014 and expect to remain in compliance through June 30, 2015.
7.375% Senior Subordinated Notes. The 7.375% Senior Subordinated Notes (“Senior Subordinated Notes”) mature on June 1, 2017. Based on quoted market prices, the outstanding Senior Subordinated Notes had a fair value of $426.3 million at June 30, 2014.
On July 30, 2014, we announced our intention to redeem $55.0 million principal amount of the Senior Subordinated Notes at a redemption price of 101.229% of the principal amount on August 29, 2014. We we expect to record a loss on early extinguishment of debt of $1.0 million on the redemption date.
We may redeem any portion of the Senior Subordinated Notes at specified redemption prices, subject to restrictions in the Senior Unsecured Notes. Upon a Change of Control (as defined in the indenture securing the Senior Subordinated Notes), we are required to offer to purchase the outstanding Senior Subordinated Notes at a purchase price of 101% of the principal amount. The Senior Subordinated Notes are guaranteed by essentially all of our U.S. subsidiaries, but are subordinate to the borrowings under the ABL Agreement and the Senior Unsecured Notes.
The indenture securing the Senior Subordinated Notes contains customary covenants and events of default, including covenants that limit our ability to incur debt, pay dividends and make investments. We believe we were compliant with these covenants at June 30, 2014 and expect to remain in compliance through June 30, 2015.

Note. 5	Retirement Plans
The components of net periodic benefit cost allocated to continuing operations for defined benefit pension plans are as follows.

	Three months ended		Nine months ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in millions)
Service cost	$0.4	$0.5	$1.2	$1.5
Interest cost	5.0	1.6	15.0	4.8
Expected return on plan assets	(6.0)	(2.2)	(17.9)	(6.5)
Amortization of actuarial net loss	0.9	0.8	2.7	2.3
Net periodic benefit cost	$0.3	$0.7	$1.0	$2.1
The amortization of actuarial losses, net of tax, is recorded as a component of other comprehensive income (loss).
We expect to make $0.7 million of contributions to our U.S. pension plan during 2014. For financial reporting purposes, our U.S. pension plan obligations were 99% funded at September 30, 2013.
We ceased postretirement medical benefits substantially on December 31, 2012. Related to this cessation of benefits, we recorded a benefit of $7.4 million, which is included in income from discontinued operations for the nine months ended June 30, 2013.

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
The cash-settled PRSUs granted in the quarter ended December 31, 2012 will settle in the quarter ending December 31, 2014. Outstanding cash-settled PRSUs had a fair value of $8.64 per share at June 30, 2014 and our liability for cash-settled PRSUs was $2.9 million at June 30, 2014.
The stock-settled PRSUs granted in the quarters ended December 31, 2012 and 2013 will settle in the quarters ending December 31, 2015 and 2016, respectively. The stock prices used to value the awards were $5.22 for the 2013 performance period and $8.52 for the 2014 performance period.
From time to time, we grant Phantom Plan awards under the Mueller Water Products, Inc. Phantom Plan (“Phantom Plan”). At June 30, 2014, the outstanding Phantom Plan awards had a fair value of $8.64 per award and our liability for Phantom Plan awards was $2.8 million.

We granted stock-based compensation awards under the 2006 Stock Plan, the Mueller Water Products, Inc. 2006 Employee Stock Purchase Plan and the Phantom Plan during the nine months ended June 30, 2014 as follows.

	Number granted	Weighted average grant date fair value per instrument	Total grant date fair value (in millions)
Quarter ended December 31, 2013:
Restricted stock units	333,816	$8.50	$2.8
Employee stock purchase plan instruments	56,643	1.87	0.1
Phantom Plan awards	304,815	8.52	2.6
PRSUs	272,531	8.52	2.3
Quarter ended March 31, 2014:
Restricted stock units	47,196	8.58	0.4
Non-qualified stock options	86,904	5.13	0.4
Employee stock purchase plan instruments	52,980	1.80	0.1
Quarter ended June 30, 2014:
Employee stock purchase plan instruments	46,067	2.10	0.1
			$8.8
We recorded stock-based compensation expense in continuing operations of $2.1 million and $2.9 million during the three months ended June 30, 2014 and 2013, respectively, and $8.2 million and $8.5 million during the nine months ended June 30, 2014 and 2013, respectively. At June 30, 2014, there was approximately $5.3 million of unrecognized compensation expense related to stock-based awards.
We exclude stock-based compensation instruments from the calculations of diluted earnings per share when inclusion of such instruments would have an antidilutive effect. We excluded 1,117,275 and 1,499,916 of such instruments from the calculations of diluted earnings per share for the quarters ended June 30, 2014 and 2013, respectively, and 1,103,986 and 1,456,579 of such instruments for the nine months ended June 30, 2014 and 2013, respectively.

Note 7.	Supplemental Balance Sheet Information
Selected supplemental balance sheet information is presented below.

	June 30,	September 30,
	2014	2013
	(in millions)
Inventories:
Purchased components and raw material	$70.7	$75.4
Work in process	33.3	38.6
Finished goods	88.0	94.5
	$192.0	$208.5
Other current assets:
Maintenance and repair tooling	$22.6	$22.5
Income taxes	14.5	14.9
Other	9.4	8.7
	$46.5	$46.1
Property, plant and equipment:
Land	$10.4	$10.6
Buildings	78.3	75.5
Machinery and equipment	324.5	305.7
Construction in progress	17.8	19.6
	431.0	411.4
Accumulated depreciation	(288.2)	(269.5)
	$142.8	$141.9
Other current liabilities:
Compensation and benefits	$32.7	$37.3
Customer rebates	13.6	15.5
Interest	8.2	12.0
Taxes other than income taxes	4.6	5.0
Warranty	2.4	2.8
Income taxes	1.8	1.3
Restructuring	1.0	—
Environmental	0.1	0.2
Other	6.2	6.5
	$70.6	$80.6

Note 8.	Segment Information
Summarized financial information for our segments is presented below for the periods ended June 30.

	Three months ended		Nine months ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in millions)
Net sales, excluding intercompany:
Mueller Co.	$214.0	$199.3	$570.3	$538.5
Anvil	104.5	100.1	293.7	289.1
	$318.5	$299.4	$864.0	$827.6
Intercompany sales:
Mueller Co.	$1.6	$2.2	$4.8	$5.4
Anvil	—	—	0.1	0.1
	$1.6	$2.2	$4.9	$5.5
Operating income (loss):
Mueller Co.	$42.2	$30.2	$84.3	$61.5
Anvil	9.5	12.3	24.3	27.3
Corporate	(9.9)	(9.6)	(27.5)	(24.7)
	$41.8	$32.9	$81.1	$64.1
Depreciation and amortization:
Mueller Co.	$10.4	$10.9	$31.6	$33.5
Anvil	3.5	3.6	10.6	10.6
Corporate	0.1	0.1	0.3	0.3
	$14.0	$14.6	$42.5	$44.4
Restructuring:
Mueller Co.	$0.2	$0.2	$1.9	$1.2
Anvil	—	—	1.1	0.1
	$0.2	$0.2	$3.0	$1.3
Capital expenditures:
Mueller Co.	$5.0	$6.6	$15.9	$15.5
Anvil	2.2	2.3	9.4	8.3
Corporate	—	0.1	0.2	0.1
	$7.2	$9.0	$25.5	$23.9

Note 9.	Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss is presented below.

	Foreign currency translation	Minimum pension liability, net of tax	Total
	(in millions)
Balance at September 30, 2013	$6.8	$(35.4)	$(28.6)
Current period other comprehensive loss	(1.9)	(9.0)	(10.9)
Balance at June 30, 2014	$4.9	$(44.4)	$(39.5)

Note 10.	Commitments and Contingencies
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
In addition, the IRS previously issued a Notice of Proposed Deficiency assessing additional tax of $82.2 million for the fiscal years ended May 31, 2000 through December 31, 2005. Walter Energy filed a formal protest with the IRS, but had not reached a final resolution with the Appeals Division at June 30, 2014. The unresolved issues relate primarily to Walter Energy's method of recognizing revenue on the sale of homes and related interest on the installment notes receivable. The items at issue relate primarily to the timing of revenue recognition and consequently, should the IRS prevail on its positions, Walter Energy's financial exposure should be limited to interest and penalties. As a matter of law, we are jointly and severally liable for any final tax determination for any year in which any of our subsidiaries were members of the Walter Energy consolidated group, which means that we would be liable in the event Walter Energy is unable to pay any amounts owed. Walter Energy has disclosed that it believes its filing positions have substantial merit and that it intends to defend vigorously any claims asserted.
Walter Energy effectively controlled all of our tax decisions for periods during which we were a member of the Walter Energy consolidated group for federal income tax purposes and certain combined, consolidated or unitary state and local income tax groups. Under the terms of the income tax allocation agreement between us and Walter Energy dated May 26, 2006, we generally compute our tax liability on a stand-alone basis, but Walter Energy has sole authority to respond to and conduct all tax proceedings (including tax audits) relating to our federal income and combined state tax returns, to file all such tax returns on our behalf and to determine the amount of our liability to (or entitlement to payment from) Walter Energy for such previous periods. This arrangement may result in conflicts between Walter Energy and us.
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
In accordance with the income tax allocation agreement, Walter Energy used certain tax assets of one of our predecessors in its calendar 2006 tax return for which payment to us is required. The income tax allocation agreement only requires Walter Energy to make the payment upon realization of the tax benefit by receiving a refund or otherwise offsetting taxes due. Walter Energy currently owes us $11.6 million, which includes recent tax audit and amended tax return adjustments, that is payable pending completion of an IRS audit of Walter Energy's 2006 tax year and the related refund of tax from that year. This receivable is included in other current assets at June 30, 2014.
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
Other Matters. In April 2014, Anvil sold the production equipment and certain inventory at its Bloomington, Minnesota location for an immaterial gain. Anvil also signed a supply agreement with the buyer and withdrew from the only multi-employer pension plan in which the Company had participated. At June 30, 2014, we maintained an accrual for our estimated withdrawal liability of $1.0 million, although the ultimate liability could differ materially from our estimate. Also in April 2014, Anvil entered into an agreement to sell the land and buildings at this location, which had a net book value of $0.8 million at June 30, 2014, for estimated net proceeds of $3.5 million. We expect this sale will close during the second half of calendar 2014.
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
On July 1, 2014, we completed the acquisition of certain assets of Lined Valve Company Inc., a privately-held company which will become part of our Pratt product line, for $10.0 million, subject to a purchase price adjustment. Lined Valve Company Inc. reported net sales of $10.6 million for calendar 2013.
On July 22, 2014, our board of directors declared a dividend of $0.0175 per share on our common stock, payable on or about August 20, 2014 to stockholders of record at the close of business on August 11, 2004.
On July 30, 2014, we announced our intention to redeem $55.0 million principal amount of the Senior Subordinated Notes at a redemption price of 101.229% of the principal amount on August 29, 2014. We expect to record a loss on early extinguishment of debt of $1.0 million on the redemption date.

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

Mueller Water Products, Inc. and Subsidiaries
Condensed Consolidating Balance Sheet
June 30, 2014

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
			(in millions)
Assets:
Cash and cash equivalents	$120.5	$(2.8)	$33.2	$—	$150.9
Receivables, net	0.2	163.4	19.7	—	183.3
Inventories	—	180.7	11.3	—	192.0
Deferred income taxes	40.1	—	0.4	—	40.5
Other current assets	18.5	25.4	2.6	—	46.5
Total current assets	179.3	366.7	67.2	—	613.2
Property, plant and equipment	1.4	133.5	7.9	—	142.8
Identifiable intangible assets	—	530.9	2.0	—	532.9
Other noncurrent assets	12.4	0.3	1.3	—	14.0
Investment in subsidiaries	261.9	39.0	—	(300.9)	—
Intercompany accounts	882.7	—	—	(882.7)	—
Total assets	$1,337.7	$1,070.4	$78.4	$(1,183.6)	$1,302.9
Liabilities and stockholders' equity:
Current portion of long-term debt	$55.0	$1.3	$—	$—	$56.3
Accounts payable	4.7	74.2	5.7	—	84.6
Other current liabilities	25.9	39.7	5.0	—	70.6
Total current liabilities	85.6	115.2	10.7	—	211.5
Long-term debt	543.2	1.3	—	—	544.5
Deferred income taxes	161.6	—	0.6	—	162.2
Other noncurrent liabilities	33.6	6.6	0.7	—	40.9
Intercompany accounts	169.9	685.4	27.4	(882.7)	—
Total liabilities	993.9	808.5	39.4	(882.7)	959.1
Stockholders' equity	343.8	261.9	39.0	(300.9)	343.8
Total liabilities and stockholders' equity	$1,337.7	$1,070.4	$78.4	$(1,183.6)	$1,302.9

Mueller Water Products, Inc. and Subsidiaries
Condensed Consolidating Balance Sheet
September 30, 2013

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
			(in millions)
Assets:
Cash and cash equivalents	$86.6	$(2.3)	$39.3	$—	$123.6
Receivables, net	0.1	150.4	14.0	—	164.5
Inventories	—	195.3	13.2	—	208.5
Deferred income taxes	26.3	—	0.4	—	26.7
Other current assets	18.2	25.7	2.2	—	46.1
Total current assets	131.2	369.1	69.1	—	569.4
Property, plant and equipment	1.5	132.0	8.4	—	141.9
Identifiable intangible assets	—	551.3	1.8	—	553.1
Other noncurrent assets	16.0	0.2	1.3	—	17.5
Investment in subsidiaries	155.2	39.2	—	(194.4)	—
Intercompany accounts	882.7	—	—	(882.7)	—
Total assets	$1,186.6	$1,091.8	$80.6	$(1,077.1)	$1,281.9
Liabilities and stockholders' equity:
Current portion of long-term debt	$—	$1.3	$—	$—	$1.3
Accounts payable	4.6	90.0	6.6	—	101.2
Other current liabilities	29.7	46.6	4.3	—	80.6
Total current liabilities	34.3	137.9	10.9	—	183.1
Long-term debt	598.0	1.5	—	—	599.5
Deferred income taxes	140.9	—	0.6	—	141.5
Other noncurrent liabilities	21.3	7.5	0.8	—	29.6
Intercompany accounts	63.9	789.7	29.1	(882.7)	—
Total liabilities	858.4	936.6	41.4	(882.7)	953.7
Stockholders' equity	328.2	155.2	39.2	(194.4)	328.2
Total liabilities and stockholders' equity	$1,186.6	$1,091.8	$80.6	$(1,077.1)	$1,281.9

Mueller Water Products, Inc. and Subsidiaries
Condensed Consolidating Statement of Operations
Three months ended June 30, 2014

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
			(in millions)
Net sales	$—	$282.8	$35.7	$—	$318.5
Cost of sales	—	188.8	32.4	—	221.2
Gross profit	—	94.0	3.3	—	97.3
Operating expenses:
Selling, general and administrative	9.8	42.6	2.9	—	55.3
Restructuring	—	0.1	0.1	—	0.2
Total operating expenses	9.8	42.7	3.0	—	55.5
Operating income (loss)	(9.8)	51.3	0.3	—	41.8
Interest expense (income), net	12.4	0.1	—	—	12.5
Income (loss) before income taxes	(22.2)	51.2	0.3	—	29.3
Income tax expense (benefit)	(8.7)	19.3	0.2	—	10.8
Equity in income of subsidiaries	32.0	0.1	—	(32.1)	—
Net income	$18.5	$32.0	$0.1	$(32.1)	$18.5
Mueller Water Products, Inc. and Subsidiaries
Condensed Consolidating Statement of Operations
Three months ended June 30, 2013

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
			(in millions)
Net sales	$—	$263.6	$35.8	$—	$299.4
Cost of sales	—	181.0	28.4	—	209.4
Gross profit	—	82.6	7.4	—	90.0
Operating expenses:
Selling, general and administrative	9.5	43.7	3.7	—	56.9
Restructuring	—	0.2	—	—	0.2
Total operating expenses	9.5	43.9	3.7	—	57.1
Operating income (loss)	(9.5)	38.7	3.7	—	32.9
Interest expense (income), net	12.7	0.1	(0.1)	—	12.7
Income (loss) before income taxes	(22.2)	38.6	3.8	—	20.2
Income tax expense (benefit)	(4.1)	6.6	1.7	—	4.2
Equity in income of subsidiaries	34.1	2.1	—	(36.2)	—
Income from continuing operations	16.0	34.1	2.1	(36.2)	16.0
Loss from discontinued operations	(1.9)	—	—	—	(1.9)
Net income	$14.1	$34.1	$2.1	$(36.2)	$14.1

Mueller Water Products, Inc. and Subsidiaries
Condensed Consolidating Statement of Operations
Nine months ended June 30, 2014

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
			(in millions)
Net sales	$—	$785.2	$78.8	$—	$864.0
Cost of sales	—	549.4	68.0	—	617.4
Gross profit	—	235.8	10.8	—	246.6
Operating expenses:
Selling, general and administrative	27.3	126.0	9.2	—	162.5
Restructuring	—	2.9	0.1	—	3.0
Total operating expenses	27.3	128.9	9.3	—	165.5
Operating income (loss)	(27.3)	106.9	1.5	—	81.1
Interest expense (income), net	37.6	0.2	(0.2)	—	37.6
Income (loss) before income taxes	(64.9)	106.7	1.7	—	43.5
Income tax expense (benefit)	(25.5)	39.3	0.4	—	14.2
Equity in income of subsidiaries	68.7	1.3	—	(70.0)	—
Net income	$29.3	$68.7	$1.3	$(70.0)	$29.3
Mueller Water Products, Inc. and Subsidiaries
Condensed Consolidating Statement of Operations
Nine months ended June 30, 2013

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
			(in millions)
Net sales	$—	$743.4	$84.2	$—	$827.6
Cost of sales	—	534.2	69.0	—	603.2
Gross profit	—	209.2	15.2	—	224.4
Operating expenses:
Selling, general and administrative	24.6	124.5	9.9	—	159.0
Restructuring	—	1.3	—	—	1.3
Total operating expenses	24.6	125.8	9.9	—	160.3
Operating income (loss)	(24.6)	83.4	5.3	—	64.1
Interest expense (income), net	39.0	0.2	(0.2)	—	39.0
Loss on early extinguishment of debt	1.4	—	—	—	1.4
Income (loss) before income taxes	(65.0)	83.2	5.5	—	23.7
Income tax expense (benefit)	(14.5)	17.8	1.8	—	5.1
Equity in income of subsidiaries	69.1	3.7	—	(72.8)	—
Income from continuing operations	18.6	69.1	3.7	(72.8)	18.6
Income from discontinued operations	8.7	—	—	—	8.7
Net income	$27.3	$69.1	$3.7	$(72.8)	$27.3

Mueller Water Products, Inc. and Subsidiaries
Condensed Consolidating Statement of Comprehensive Income
Three months ended June 30, 2014

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
			(in millions)
Net income	$18.5	$32.0	$0.1	$(32.1)	$18.5
Other comprehensive income (loss):
Minimum pension liability, net of tax	(3.0)	—	—	—	(3.0)
Equity in other comprehensive income of subsidiaries	2.1	2.1	—	(4.2)	—
Foreign currency translation	—	—	2.1	—	2.1
	(0.9)	2.1	2.1	(4.2)	(0.9)
Comprehensive income	$17.6	$34.1	$2.2	$(36.3)	$17.6
Mueller Water Products, Inc. and Subsidiaries
Condensed Consolidating Statement of Comprehensive Income
Three months ended June 30, 2013

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
			(in millions)
Net income	$14.1	$34.1	$2.1	$(36.2)	$14.1
Other comprehensive income (loss):
Minimum pension liability, net of tax	2.3	—	—	—	2.3
Equity in other comprehensive loss of subsidiaries	(1.9)	(1.9)	—	3.8	—
Foreign currency translation	—	—	(1.9)	—	(1.9)
	0.4	(1.9)	(1.9)	3.8	0.4
Comprehensive income	$14.5	$32.2	$0.2	$(32.4)	$14.5

Mueller Water Products, Inc. and Subsidiaries
Condensed Consolidating Statement of Comprehensive Income (Loss)
Nine months ended June 30, 2014

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
			(in millions)
Net income	$29.3	$68.7	$1.3	$(70.0)	$29.3
Other comprehensive loss:
Minimum pension liability, net of tax	(9.0)	—	—	—	(9.0)
Equity in other comprehensive loss of subsidiaries	(1.9)	(1.9)	—	3.8	—
Foreign currency translation	—	—	(1.9)	—	(1.9)
	(10.9)	(1.9)	(1.9)	3.8	(10.9)
Comprehensive income (loss)	$18.4	$66.8	$(0.6)	$(66.2)	$18.4
Mueller Water Products, Inc. and Subsidiaries
Condensed Consolidating Statement of Comprehensive Income
Nine months ended June 30, 2013

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
			(in millions)
Net income	$27.3	$69.1	$3.7	$(72.8)	$27.3
Other comprehensive income (loss):
Minimum pension liability, net of tax	7.9	—	—	—	7.9
Equity in other comprehensive loss of subsidiaries	(3.7)	(3.7)	—	7.4	—
Foreign currency translation	—	—	(3.7)	—	(3.7)
	4.2	(3.7)	(3.7)	7.4	4.2
Comprehensive income	$31.5	$65.4	$—	$(65.4)	$31.5

Mueller Water Products, Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows
Nine months ended June 30, 2014

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
			(in millions)
Operating activities:
Net cash provided by (used in) operating activities	$(85.0)	$149.7	$(3.7)	$—	$61.0
Investing activities:
Capital expenditures	(0.2)	(24.3)	(1.0)	—	(25.5)
Proceeds from sales of assets	—	1.2	—	—	1.2
Intercompany	—	(127.4)		127.4	—
Net cash used in investing activities	(0.2)	(150.5)	(1.0)	127.4	(24.3)
Financing activities:
Dividends paid	(8.4)	—	—	—	(8.4)
Common stock issued	3.6	—	—	—	3.6
Shares retained for employee taxes	(3.1)	—	—	—	(3.1)
Intercompany	127.4	—	—	(127.4)	—
Other	(0.4)	0.3	—	—	(0.1)
Net cash provided by (used in) financing activities	119.1	0.3	—	(127.4)	(8.0)
Effect of currency exchange rate changes on cash	—	—	(1.4)	—	(1.4)
Net change in cash and cash equivalents	33.9	(0.5)	(6.1)	—	27.3
Cash and cash equivalents at beginning of period	86.6	(2.3)	39.3	—	123.6
Cash and cash equivalents at end of period	$120.5	$(2.8)	$33.2	$—	$150.9

Mueller Water Products, Inc. and Subsidiaries
Consolidating Statement of Cash Flows
Nine months ended June 30, 2013

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
			(in millions)
Operating activities:
Net cash provided by (used in) operating activities from continuing operations	$(81.3)	$119.4	$4.7	$—	$42.8
Investing activities:
Capital expenditures	(0.1)	(22.9)	(0.9)	—	(23.9)
Business acquisitions, net of cash acquired	—	(0.2)	—	—	(0.2)
Proceeds from sales of assets	—	0.1	—	—	0.1
Intercompany	—	(97.6)	—	97.6	—
Net cash used in investing activities from continuing operations	(0.1)	(120.6)	(0.9)	97.6	(24.0)
Financing activities:
Early repayment of debt	(23.2)	—	—	—	(23.2)
Dividends paid	(8.3)	—	—	—	(8.3)
Common stock issued	2.3	—	—	—	2.3
Shares retained for employee taxes	(1.5)	—	—	—	(1.5)
Payment of deferred financing fees	(0.7)	—	—	—	(0.7)
Intercompany	97.6	—	—	(97.6)	—
Other	—	0.2	—	—	0.2
Net cash provided by financing activities from continuing operations	66.2	0.2	—	(97.6)	(31.2)
Net cash flows from discontinued operations:
Operating activities	(4.1)	—	—	—	(4.1)
Investing activities	4.5	—	—	—	4.5
Net cash provided by discontinued operations	0.4	—	—	—	0.4
Effect of currency exchange rate changes on cash	—	—	(1.8)	—	(1.8)
Net change in cash and cash equivalents	(14.8)	(1.0)	2.0	—	(13.8)
Cash and cash equivalents at beginning of period	53.3	(3.7)	33.4	—	83.0
Cash and cash equivalents at end of period	$38.5	$(4.7)	$35.4	$—	$69.2

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Business
We expect Mueller Co.'s 2014 fourth quarter net sales percentage growth to be approximately 10% when compared to the prior year period driven principally by continued growth in municipal spending and residential construction. We also expect Mueller Co.'s 2014 operating income as a percent of net sales to improve compared to the prior year period due to higher shipment volumes, however at a lower rate than that of the 2014 third quarter.
On July 1, 2014, we completed the acquisition of certain of the assets of Lined Valve Company Inc., a privately-held company, which will become part of our Pratt product line, for $10.0 million, subject to a purchase price adjustment. Lined Valve Company Inc. reported net sales of $10.6 million for calendar 2013.
At Anvil, we expect its 2014 fourth quarter net sales percentage growth will be in the low single digits when compared to the prior year period. We also expect its 2014 fourth quarter operating income to be slightly better than the prior year period.

Results of Operations
Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

	Three months ended June 30, 2014
	Mueller Co.	Anvil	Corporate	Total
	(in millions)
Net sales	$214.0	$104.5	$—	$318.5
Gross profit	$70.1	$27.2	$—	$97.3
Operating expenses:
Selling, general and administrative	27.7	17.7	9.9	55.3
Restructuring	0.2	—	—	0.2
	27.9	17.7	9.9	55.5
Operating income (loss)	$42.2	$9.5	$(9.9)	41.8
Interest expense, net				12.5
Income before income taxes				29.3
Income tax expense				10.8
Net income				$18.5

	Three months ended June 30, 2013
	Mueller Co.	Anvil	Corporate	Total
	(in millions)
Net sales	$199.3	$100.1	$—	$299.4
Gross profit	$59.4	$30.6	$—	$90.0
Operating expenses:
Selling, general and administrative	29.0	18.3	9.6	56.9
Restructuring	0.2	—	—	0.2
	29.2	18.3	9.6	57.1
Operating income (loss)	$30.2	$12.3	$(9.6)	32.9
Interest expense, net				12.7
Income before income taxes				20.2
Income tax expense				4.2
Income from continuing operations				16.0
Loss from discontinued operations				(1.9)
Net income				$14.1
Consolidated Analysis
Net sales for the quarter ended June 30, 2014 increased to $318.5 million from $299.4 million in the prior year period. Net sales increased primarily due to increased shipment volumes of $17.7 million.
Gross profit for the quarter ended June 30, 2014 increased to $97.3 million from $90.0 million in the prior year period. Gross margin increased 40 basis points to 30.5% in the quarter ended June 30, 2014 from 30.1% in the prior year period. Gross profit and gross margin benefited primarily from increased shipment volumes and higher sales pricing, partially offset by higher costs at Anvil.
Selling, general and administrative expenses ("SG&A") for the quarter ended June 30, 2014 decreased to $55.3 million from $56.9 million in the prior year period. SG&A as a percentage of net sales was 17.4% in the quarter ended June 30, 2014 and 19.0% in the prior year period. These improvements in SG&A were related primarily to decreased employee-related costs.

Interest expense, net decreased in the quarter ended June 30, 2014 compared to the prior year period. The components of interest expense, net are detailed below.

	Three months ended
	June 30,
	2014	2013
	(in millions)
7.375% Senior Subordinated Notes	$7.8	$7.7
8.75% Senior Unsecured Notes	4.0	4.0
Deferred financing fees amortization	0.5	0.5
ABL Agreement	0.3	0.3
Other interest expense	—	0.2
	12.6	12.7
Interest income	(0.1)	—
	$12.5	$12.7
The components of income tax expense in continuing operations are provided below.

	Three months ended
	June 30,
	2014	2013
	(in millions)
Expense from income before income taxes	$11.9	$8.1
Deferred tax asset valuation allowance adjustments	(1.1)	(4.0)
Other discrete items	—	0.1
	$10.8	$4.2
Segment Analysis
Mueller Co.
Net sales for the quarter ended June 30, 2014 increased to $214.0 million from $199.3 million in the prior year period. Net sales increased primarily due to $13.7 million of increased shipment volumes. Net sales from our core domestic valves, hydrants and brass products grew 28% year-over-year. We believe 2014 third quarter valve and hydrant shipments were favorably affected by the timing of price increases between years. Net sales declined for our Pratt product line approximately 21%, or $6 million, year-over-year. Net sales of metering systems were essentially the same compared to the prior year period.
Gross profit for the quarter ended June 30, 2014 increased to $70.1 million from $59.4 million in the prior year period primarily due to improved product mix and higher sales pricing. Gross margin increased to 32.8% for the quarter ended June 30, 2014 compared to 29.8% in the prior year period primarily due to improved product mix and higher sales pricing.
SG&A in the quarter ended June 30, 2014 decreased to $27.7 million from $29.0 million in the prior year period primarily due to expenses associated with lower professional fees. SG&A was 12.9% and 14.6% of net sales for the quarter ended June 30, 2014 and 2013, respectively.
Anvil
Net sales in the quarter ended June 30, 2014 increased to $104.5 million from $100.1 million in the prior year period. Net sales increased primarily due to higher shipment volumes, particularly to the oil & gas, commercial and industrial markets.
Gross profit in the quarter ended June 30, 2014 decreased to $27.2 million from $30.6 million in the prior year period. Gross margin declined to 26.0% in the quarter ended June 30, 2014 compared to 30.6% in the prior year period. The decline was due primarily to operational inefficiencies at its largest manufacturing facility.
SG&A decreased to $17.7 million in the quarter ended June 30, 2014 from $18.3 million in the prior year period primarily due to lower employee-related costs. SG&A was 16.9% of net sales for the quarter ended June 30, 2014 and 18.3% in the prior year period.

Corporate
SG&A increased to $9.9 million in June 30, 2014 from $9.6 million in the prior year period primarily due to higher professional fees offset by lower employee-related costs.
Nine Months Ended June 30, 2014 Compared to Nine Months Ended June 30, 2013

	Nine months ended June 30, 2014
	Mueller Co.	Anvil	Corporate	Total
	(in millions)
Net sales	$570.3	$293.7	$—	$864.0
Gross profit	$166.9	$79.7	$—	$246.6
Operating expenses:
Selling, general and administrative	80.7	54.3	27.5	162.5
Restructuring	1.9	1.1	—	3.0
	82.6	55.4	27.5	165.5
Operating income (loss)	$84.3	$24.3	$(27.5)	81.1
Interest expense, net				37.6
Income before income taxes				43.5
Income tax expense				14.2
Net income				$29.3

	Nine months ended June 30, 2013
	Mueller Co.	Anvil	Corporate	Total
	(in millions)
Net sales	$538.5	$289.1	$—	$827.6
Gross profit	$142.8	$81.6	$—	$224.4
Operating expenses:
Selling, general and administrative	80.1	54.2	24.7	159.0
Restructuring	1.2	0.1	—	1.3
	81.3	54.3	24.7	160.3
Operating income (loss)	$61.5	$27.3	$(24.7)	64.1
Interest expense, net				39.0
Loss on early extinguishment of debt				1.4
Income before income taxes				23.7
Income tax expense				5.1
Income from continuing operations				18.6
Income from discontinued operations				8.7
Net income				$27.3
Consolidated Analysis
Net sales for the nine months ended June 30, 2014 increased to $864.0 million from $827.6 million in the prior year period. Net sales increased due to $27.7 million of increased shipment volumes and $13.7 million of higher pricing, both of which were primarily at Mueller Co.
Gross profit for the nine months ended June 30, 2014 increased to $246.6 million from $224.4 million in the prior year period. Gross margin increased 140 basis points to 28.5% in the nine months ended June 30, 2014 from 27.1% in the prior year period. Gross profit and gross margin benefited primarily from increased shipment volumes and higher sales pricing.
SG&A for the nine months ended June 30, 2014 increased to $162.5 million from $159.0 million in the prior year period. SG&A was 18.8% of net sales in the nine months ended June 30, 2014 and 19.2% in the prior year period.
Restructuring increased in the nine months ended June 30, 2014 compared to the prior year period due to an impairment of production equipment at Mueller Co. and the withdrawal from a multi-employer pension plan at Anvil. Mueller Co. changed its approach to the production of certain sizes of iron gate valves and recorded a charge of $1.5 million. Anvil sold the production equipment and certain inventory at its Bloomington, Minnesota location and recorded an accrual for its estimated pension plan withdrawal liability of $1.0 million.
Interest expense, net decreased in the nine months ended June 30, 2014 compared to the prior year period due primarily to a lower level of total debt outstanding. The components of interest expense, net are detailed below.

	Nine months ended
	June 30,
	2014	2013
	(in millions)
7.375% Senior Subordinated Notes	$23.2	$23.2
8.75% Senior Unsecured Notes	12.0	12.8
Deferred financing fees amortization	1.5	1.6
ABL Agreement	0.9	1.2
Other interest expense	0.3	0.4
	37.9	39.2
Interest income	(0.3)	(0.2)
	$37.6	$39.0
During the nine months ended June 30, 2013, we redeemed $22.5 million principal amount of our 8.75% Senior Unsecured Notes for $23.2 million, plus accrued and unpaid interest. The resulting loss on early extinguishment of debt of $1.4 million includes the premium paid and the deferred financing costs and original issue discount that were written off.
During the nine months ended June 30, 2014, we completed an updated analysis of our income tax apportionment by state.  This analysis identified changes in the state tax apportionment primarily due to the sale of U.S. Pipe in 2012 and the adoption of either a weighted sales factor or single sales factor apportionment method by states that historically had used a 3-factor (property, payroll and sales) apportionment method. As a result of these changes, we reduced our marginal state income tax rate, used in calculations of our deferred tax assets and liabilities, by 0.52%.  This resulted in a decrease in income tax expense of $2.0 million.
The components of income tax expense in continuing operations are provided below.

	Nine months ended
	June 30,
	2014	2013
	(in millions)
Expense from income before income taxes	$17.5	$9.6
Deferred tax asset valuation allowance adjustments	(1.1)	(4.5)
State tax rate change	(2.0)	—
Other discrete items	(0.2)	—
	$14.2	$5.1
Segment Analysis
Mueller Co.
Net sales for the nine months ended June 30, 2014 increased to $570.3 million from $538.5 million in the prior year period. Net sales increased primarily due to $23.5 million of increased shipment volumes and $12.1 million of higher pricing. Net sales from our core domestic valves, hydrants and brass products grew 17% year-over-year.
Gross profit for the nine months ended June 30, 2014 increased to $166.9 million from $142.8 million in the prior year period primarily due to increased shipment volumes and higher sales pricing. Gross margin increased to 29.3% for the nine months ended June 30, 2014 compared to 26.5% in the prior year period primarily due to higher shipment volumes and higher sales pricing.

SG&A in the nine months ended June 30, 2014 increased to $80.7 million from $80.1 million in the prior year period primarily due to expenses associated with increased shipment volumes. SG&A was 14.2% and 14.9% of net sales for the nine months ended June 30, 2014 and 2013, respectively.
Anvil
Net sales in the nine months ended June 30, 2014 increased to $293.7 million from $289.1 million in the prior year period. Net sales increased primarily due to increased shipment volumes.
Gross profit in the nine months ended June 30, 2014 decreased to $79.7 million from $81.6 million in the prior year period. Gross margin declined to 27.1% in the nine months ended June 30, 2014 compared to 28.2% in the prior year period. These declines were due primarily to operational inefficiencies at its largest manufacturing facility.
SG&A increased to $54.3 million in the nine months ended June 30, 2014 from $54.2 million in the prior year period. SG&A was 18.5% of net sales for the nine months ended June 30, 2014 and 18.7% in the prior year period.
Corporate
SG&A increased to $27.5 million in the nine months ended June 30, 2014 from $24.7 million in the prior year period primarily due to higher professional fees. Expenses related to our former U.S. Pipe operations represented $2.2 million of the increased expenses in 2014.
Liquidity and Capital Resources
We had cash and cash equivalents of $150.9 million at June 30, 2014 and $161.5 million of additional borrowing capacity under our ABL Agreement based on June 30, 2014 data. Undistributed earnings from our subsidiaries in Canada and China are considered to be permanently invested outside of the United States. At June 30, 2014, cash and cash equivalents included $27.9 million and $5.1 million in Canada and China, respectively.
On July 30, 2014, we announced our intention to redeem $55.0 million aggregate principal amount of our 7.375% Senior Subordinated Notes at a redemption price of 101.229% of the principal amount on August 29, 2014. We expect to record a loss on early extinguishment of debt of $1.0 million on the redemption date. We anticipate our annual interest expense will decline by approximately $4 million as a result of the redemption.
On July 1, 2014, we used $10.0 million to acquire certain assets of Lined Valve Company Inc.
On April 1, 2012, we sold our former U.S. Pipe segment. During the quarter ended December 31, 2012, we received an additional $4.5 million in cash for certain purchase price adjustments and reduced our loss on sale of discontinued operations accordingly.
Cash flows from operating activities are categorized below.

	Nine months ended
	June 30,
	2014	2013
	(in millions)
Collections from customers	$845.2	$825.3
Disbursements, other than interest and income taxes	(743.5)	(740.9)
Interest payments, net	(39.6)	(40.9)
Income tax payments, net	(1.1)	(0.7)
Cash provided by operating activities	$61.0	$42.8
Collections from customers were higher during the nine months ended June 30, 2014 compared to the prior year period primarily related to increased net sales compared to a year ago.
Increased disbursements, other than interest and income taxes, during the nine months ended June 30, 2014 reflect higher purchasing activity associated with higher net sales and timing differences, partially offset by a greater utilization of inventory on hand during 2014.
Capital expenditures were $25.5 million in the nine months ended June 30, 2014 compared to $23.9 million in the prior year period. We estimate 2014 capital expenditures to be $35 million to $36 million.

During the quarter ending September 30, 2014, we expect to make our 2014 contribution to our U.S. pension plan of $0.7 million. The proportion of the assets held by our U.S. pension plan invested in fixed income securities, instead of equity securities, has increased over historical levels. Because of this shift in the strategic asset allocation, the estimated rate of return on these assets has decreased, which could ultimately cause our pension expense and our required contributions to this plan to increase.
We expect to exhaust substantially all of our remaining net operating loss carryforwards for U.S. federal income tax purposes by September 30, 2014. After they are exhausted, we expect our federal income tax payments to increase compared to the past several years. Our state net operating loss carryforwards will continue to be available in future years.
We anticipate that our existing cash, cash equivalents and borrowing capacity combined with our expected operating cash flows will be sufficient to meet our anticipated operating expenses, income tax payments, capital expenditures and debt service obligations as they become due through June 30, 2015. However, our ability to make these payments will depend partly upon our future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control.
ABL Agreement
At June 30, 2014, the ABL Agreement consisted of a revolving credit facility for up to $225 million of revolving credit borrowings, swing line loans and letters of credit. The ABL Agreement permits us to increase the size of the credit facility by an additional $150 million in certain circumstances subject to adequate borrowing base availability. We may borrow up to $25 million through swing line loans and may have up to $60 million of letters of credit outstanding.
Borrowings under the ABL Agreement bear interest at a floating rate equal to LIBOR plus a margin ranging from 175 to 225 basis points, or a base rate, as defined in the ABL Agreement, plus a margin ranging from 75 to 125 basis points. At June 30, 2014, the applicable LIBOR-based margin was 175 basis points.
The ABL Agreement terminates on the earlier of (1) December 18, 2017 and (2) 60 days prior to the final maturity of our 7.375% Senior Subordinated Notes. We pay a commitment fee for any unused borrowing capacity under the ABL Agreement of either 37.5 basis points per annum or 25 basis points per annum, based on daily average availability during the previous calendar quarter. At June 30, 2014, our commitment fee was 37.5 basis points. As measured using June 30, 2014 data, excess availability as reduced by outstanding letters of credit and accrued fees and expenses of $29.1 million was $161.5 million.
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
8.75% Senior Unsecured Notes
We had $180.0 million face value of 8.75% Senior Unsecured Notes, due on September 1, 2020, outstanding at June 30, 2014, which was reported net of $1.8 million unamortized discount. After August 31, 2015, the Senior Unsecured Notes may be redeemed at specified redemption prices. Upon a “Change of Control” (as defined in the indenture securing the Senior Unsecured Notes), we are required to offer to purchase the outstanding Senior Unsecured Notes at a purchase price of 101% of the principal amount. The Senior Unsecured Notes are guaranteed by essentially all of our U.S. subsidiaries, but are subordinate to borrowings under the ABL Agreement.

7.375% Senior Subordinated Notes
We had $420.0 million face value of 7.375% Senior Subordinated Notes, due on June 1, 2017, outstanding at June 30, 2014. We may redeem any portion of the Senior Subordinated Notes at specified redemption prices, subject to restrictions in the Senior Unsecured Notes. Upon a “Change of Control” (as defined in the indenture securing the Senior Subordinated Notes), we are required to offer to purchase the outstanding Senior Subordinated Notes at 101% of the principal amount. The Senior Subordinated Notes are guaranteed by essentially all of our U.S. subsidiaries, but are subordinate to the borrowings under the ABL Agreement and the Senior Unsecured Notes.
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
We use letters of credit and surety bonds in the ordinary course of business to ensure the performance of contractual obligations. At June 30, 2014, we had $28.9 million of letters of credit and $42.5 million of surety bonds outstanding.
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
During the quarter ended June 30, 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the quarter ended June 30, 2014, we repurchased shares of our common stock as follows.

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publically announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April 1-30, 2014	—		—	—
May 1-31, 2014	6,688	$8.53	—	—
June 1-30, 2014	—	—	—	—
Total	6,688	$8.53	—	—
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
101*
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language), (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Other Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements.

* Filed with this quarterly report
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MUELLER WATER PRODUCTS, INC.
Date:	August 7, 2014	By:	/s/ Evan L. Hart
Evan L. Hart
Chief Financial Officer