Form 10-K
period 2014-09-30
Mueller Water Products, Inc.
filed 2014-11-26
CIK 1350593

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2014
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒ Yes ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) ☒ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.505 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one): ☒ Large accelerated filer     ☐ Accelerated filer      ☐ Non-accelerated filer ☐ Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes ☒ No
There were 159,893,168 shares of common stock of the registrant outstanding at November 12, 2014. At March 31, 2014, the aggregate market value of the voting and non-voting common stock held by non-affiliates (assuming only for purposes of this computation that directors and executive officers may be affiliates) was $1,484 million based on the closing price per share as reported on the New York Stock Exchange.
DOCUMENTS INCORPORATED BY REFERENCE
Applicable portions of the Proxy Statement for the Annual Meeting of Stockholders of the Company to be held on January 28, 2015 are incorporated by reference into Part III of this Form 10-K.

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
Industry and Market Data
In this annual report, we rely on and refer to information and statistics from third-party sources regarding economic conditions and trends, the demand for our water infrastructure products, flow control and piping component system products and services and the competitive conditions we face in serving our customers and end users. We believe that these sources of information and statistics are reasonably accurate, but we have not independently verified them.
Most of our primary competitors are not publicly traded companies. Only limited current public information is available with respect to the size of our end markets and our relative competitive position. Our statements in this annual report about our end markets and competitive positions are based on our beliefs, studies and judgments concerning industry trends.
Forward-Looking Statements
This annual report contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements that address activities, events or developments that we intend, expect, plan, project, believe or anticipate will or may occur in the future are forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements we make regarding the outlook for general economic conditions, spending by municipalities and the residential and non-residential construction markets and the impacts of these factors on our business and our expected financial performance in 2015. Forward-looking statements are based on certain assumptions and assessments made by us in light of our experience and perception of historical trends, current conditions and expected future developments. Actual results and the timing of events may differ materially from those contemplated by the forward-looking statements due to a number of factors, including regional, national or global political, economic, business, competitive, market and regulatory conditions and the other factors described under the section entitled “RISK FACTORS” in Item 1A of Part I of this annual report.
Undue reliance should not be placed on any forward-looking statements. We do not have any intention or obligation to update forward-looking statements, except as required by law.

		Page
PART I
Item 1.	BUSINESS	1
	Our Company	1
	Business Strategy	2
	Description of Products and Services	2
	Manufacturing	4
	Purchased Components and Raw Materials	4
	Patents, Licenses and Trademarks	5
	Seasonality	5
	Sales, Marketing and Distribution	5
	Backlog	6
	Competition	6
	Research and Development	7
	Regulatory and Environmental Matters	7
	Employees	7
	Geographic Information	7
	Securities Exhange Act Reports	7

Item 1A.	RISK FACTORS	9
	Risks Relating to Our Business	9
	Risks Relating to Our Relationship with Walter Energy	17
Item 2.	PROPERTIES	19
Item 3.	LEGAL PROCEEDINGS	19

PART II
Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	21
	Equity Compensation Plan Information	21
	Sale of Unregistered Securities	21
	Issuer Purchases of Equity Securities	21
	Stock Price Performance Graph	22
Item 6.	SELECTED FINANCIAL DATA	23
Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	24
	Overview	24
	Results of Operations	25
	Financial Condition	29
	Liquidity and Capital Resources	30
	Off-Balance Sheet Arrangements	32
	Contractual Obligations	32
	Effect of Inflation; Seasonality	33
	Critical Accounting Estimates	33
Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	33
Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	34
Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	34
Item 9A.	CONTROLS AND PROCEDURES	34

PART III
Item 10*	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	36
Item 11*	EXECUTIVE COMPENSATION	39
Item 12*	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	39
Item 13*	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	40
Item 14*	PRINCIPAL ACCOUNTANT FEES AND SERVICES	40

PART IV
Item 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	41

*
All or a portion of the referenced section incorporated by reference from our definitive proxy statement that will be issued in connection with the Annual Meeting of Stockholders to be held on January 28, 2015.

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
We are a leading manufacturer and marketer of products and services used in the transmission, distribution and measurement of water in North America. Our products and services are used by municipalities and the residential and non-residential construction industries. Certain of our products have leading positions due to their strong brand recognition and reputation for quality, service and innovation. We believe that we have one of the largest installed bases of iron gate valves and fire hydrants in the United States. Our iron gate valve or fire hydrant products are specified for use in the largest 100 metropolitan areas in the United States. Our large installed base, broad product range and well-known brands have led to long-standing relationships with the key distributors and end users of our products. Our consolidated net sales were $1,184.7 million in 2014.
We manage our business and report operations through two segments, based largely on the products sold and the customers served: Mueller Co. and Anvil. Segment sales, operating results and additional financial data and commentary are provided in the Segment Analysis section in Part II, Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” and in Note 15 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Schedules” of this annual report.
Mueller Co.
Mueller Co. manufactures valves for water and gas systems, including iron gate, butterfly, tapping, check, knife, plug and ball valves, as well as dry-barrel and wet-barrel fire hydrants and a broad line of pipe repair products, such as clamps and couplings used to repair leaks. Mueller Co. also offers residential and commercial water metering products and systems and water leak detection and pipe condition assessment products and services. Mueller Co. had net sales of $783.3 million in 2014. Sales of Mueller Co. products are driven principally by spending on water and wastewater infrastructure upgrade, repair and replacement, and by construction of new water and wastewater infrastructure, which is typically associated with construction of new residential communities. Mueller Co. products are sold primarily through waterworks distributors. We estimate that approximately 75% of Mueller Co.'s 2014 net sales were for infrastructure upgrade, repair and replacement.
Anvil
Anvil manufactures and sources a broad range of products, including a variety of fittings, couplings, hangers, valves and related products for use in non-residential construction (including HVAC and fire protection applications), industrial, power and oil & gas end markets. Anvil had net sales of $401.4 million in 2014. Anvil's products are sold primarily through distributors who then sell the products to a wide variety of end users. These distributors are serviced primarily through Anvil's distribution centers.

Business Strategy
Our business strategy is to capitalize on the large, attractive and growing water infrastructure markets. Key elements of this strategy are as follows:
We will maintain our leadership positions with our customers and end users.
We will maintain our leadership positions with our customers and end users by leveraging our brands and large installed base; our valve or fire hydrant products' specification in the 100 largest metropolitan areas in the United States; our established and extensive distribution channels; and our broad range of leading water infrastructure, flow control and piping component system products, as well as by developing and introducing additional products and services.
We will continue to enhance operational excellence.
We will continue to pursue superior product engineering, design and manufacturing by investing in technologically advanced manufacturing processes. We will also seek opportunities to improve manufacturing efficiency by increasing the use of our manufacturing facility in China and continuing our other cost-reduction and efficiency initiatives. We will continue to expand the use of Lean manufacturing and Six Sigma business improvement methodologies where appropriate to safely capture higher levels of quality, service and operational efficiency. We will also continue to evaluate outsourcing or insourcing certain products wherever doing so will lower our costs while maintaining high quality and service levels.
We will seek to develop, acquire and invest in businesses and technologies that expand our existing portfolio of businesses or that allow us to enter new markets.
We will continue to evaluate the development and acquisition of strategic businesses, technologies and product lines with the potential to strengthen our competitive positions, enhance or expand our existing product and service offerings, expand our technological capabilities, provide synergistic opportunities or that allow us to enter new markets.  As part of this strategy, we may pursue international opportunities, including acquisitions, joint ventures and partnerships, that allow us to expand product or service offerings or to enter new markets. We will also continue to invest, through acquisition or internal development, in technologies and intellectual capital, and in product development to enhance or expand our existing product and service offerings.
Description of Products and Services
We offer a broad line of water infrastructure, flow control and piping component system products primarily in the United States and Canada. Mueller Co.'s principal products are water and gas valves, fire hydrants, water metering products and systems and leak detection and pipe condition assessment products and services. Anvil offers a broad range of pipe fittings, couplings and hangers. Our products are designed, manufactured and tested in compliance with industry standards, where applicable.
Mueller Co.
Mueller Co.'s water products are manufactured to meet or exceed American Water Works Association (“AWWA”) Standards and, where applicable, certified to NSF/ANSI Standard 61 for potable water conveyance. In addition, Underwriters Laboratory (“UL”) and FM Approvals (“FM”) have approved many of these products. These products are typically specified by the water utility for use in its system.
Water and Gas Valves and Related Products.  Mueller Co. manufactures valves for water and gas systems, including iron gate, butterfly, tapping, check, knife, plug and ball valves, and sells these products under a variety of brand names, including Mueller and U.S. Pipe Valve and Hydrant. Water and gas valves and related products, generally made of iron or brass, accounted for $474.2 million, $434.1 million and $401.8 million of our gross sales in 2014, 2013 and 2012, respectively. Our valve products are used to control transmission of potable water, non-potable water or gas. Water valve products typically range in size from ¾ inch to 36 inches in diameter. We also manufacture significantly larger valves as custom order work through our Henry Pratt business unit. Most of these valves are used in water transmission or distribution, water treatment facilities or industrial applications.
We also produce small valves, meter bars and line stopper fittings for use in gas systems. In addition, we manufacture machines and tools for tapping, drilling, extracting, installing and stopping-off, which are designed to work with our water and gas fittings and valves as an integrated system.

Fire Hydrants.  Mueller Co. manufactures dry-barrel and wet-barrel fire hydrants. Sales of fire hydrants and fire hydrant parts accounted for $175.0 million, $161.5 million and $149.0 million of our gross sales in 2014, 2013 and 2012, respectively. We sell fire hydrants for new water infrastructure development, fire protection systems and water infrastructure repair and replacement projects.
Our fire hydrants consist of an upper barrel and nozzle section and a lower barrel and valve section that connects to a water main. In dry-barrel hydrants, the valve connecting the barrel of the hydrant to the water main is located below ground at or below the frost line, which keeps the hydrant upper barrel dry. We sell dry-barrel fire hydrants under the Mueller and U.S. Pipe Valve and Hydrant brand names in the United States and the Mueller Canada Valve brand name in Canada. We also make wet-barrel hydrants, where the valves are located in the hydrant nozzles and the barrel contains water at all times. Wet-barrel hydrants are made for warm weather climates in locations, such as California and Hawaii, and are sold under the Jones brand name.
Most municipalities have approved a limited number of fire hydrant brands for installation within their systems due to their desire to use the same tools and operating instructions across their systems and to minimize inventories of spare parts. We believe that our large installed base of fire hydrants throughout the United States and Canada and our reputation for superior quality and performance, together with our incumbent specification positions, have contributed to the leading positions of our fire hydrants. Our large installed base also leads to recurring sales of replacement hydrants and hydrant parts.
Water Technologies and Other Products and Services.  Mueller Co. manufactures and sources a variety of water technology products under the Mueller Systems and Hersey Meters brand names that are designed to help water providers accurately measure and control water usage. These products, which include water meters, advanced metering infrastructure (“AMI”) systems and automated meter reading products, have the capability to measure water usage and other attributes, such as pressure, temperature and quality, ranging from small residential flows to large commercial and industrial applications. Our remote disconnect water meter enables the water flow to be stopped and started remotely. Sales of meters and related products and services accounted for $97.3 million, $89.7 million and $58.5 million of our gross sales in 2014, 2013 and 2012, respectively.
Mueller Co. offers leak detection and pipe condition assessment products and services under the Echologics brand name. In 2014, Echologics introduced a fixed leak detection service that is designed to allow customers to continuously monitor and detect leaks on water transmission mains. Other products include pipe repair products, such as clamps and couplings used to repair leaks and municipal castings, such as manhole covers and street drain grates. We sell these products under the Mueller and Jones brand names.
Anvil
Anvil products include a variety of fittings, couplings, hangers, valves and related piping component system products for use in non-residential construction (including HVAC and fire protection applications), industrial, power and oil & gas end markets. Anvil's net sales were $401.4 million, $391.3 million and $371.5 million in 2014, 2013 and 2012, respectively, of which $98.3 million, $93.1 million and $84.8 million, respectively, were of products manufactured by third parties. The oil & gas end markets accounted for 19% of Anvil's gross sales in each of 2014, 2013 and 2012.
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
Other Products.  Anvil distributes other products, including forged steel pipe fittings, hammer unions, bull plugs and swage nipples used to connect pipe in oil & gas applications. Anvil also sells pipe fabrication machines directly to customers in the fire protection industry.
Manufacturing
See “Item 2. PROPERTIES” for a description of our principal manufacturing facilities.
We will continue to expand the use of Lean manufacturing and Six Sigma business improvement methodologies where appropriate to safely capture higher levels of quality, service and operational efficiency.
Mueller Co.
Mueller Co. operates 11 manufacturing facilities located in the United States, Canada and China. Our manufacturing operations include foundry, machining, fabrication, assembly, testing and painting operations. Not all facilities perform each of these operations. Our existing manufacturing capacity is sufficient for anticipated near-term requirements. We have no current plans to expand capacity.
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
Anvil
Anvil operates nine manufacturing facilities located in the United States.  Our manufacturing operations include foundry, heat treating, machining, fabricating, assembling, testing and painting operations.  Not all facilities perform each of these operations. Our foundry operations employ automated vertical and horizontal green sand molding equipment. Our products are made in a high-volume production environment, with extensive use of high-speed computer controlled machines and other automated equipment.
Purchased Components and Raw Materials
Our products are made using various purchased components and several basic raw materials, including scrap steel, sand, resin, brass ingot and steel pipe. Purchased parts and raw materials represented 35% and 16%, respectively, of cost of sales in 2014.

Patents, Licenses and Trademarks
We have active patents relating to the design of our products and trademarks for our brands and products. We have filed and continue to file, when appropriate, patent applications used in connection with our business and products. Many of the patents for technology underlying the majority of our products have been in the public domain for many years, and we do not believe third-party patents individually or in the aggregate are material to our business. However, we consider the pool of proprietary information, consisting of expertise and trade secrets relating to the design, manufacture and operation of our products to be particularly important and valuable. We generally own the rights to the products that we manufacture and sell, and we are not dependent in any material way upon any license or franchise to operate. See “Item 1A. RISK FACTORS-Any inability to protect our intellectual property or our failure to effectively defend against intellectual property infringement claims could adversely affect our competitive position.”
The table below highlights selected brand names by segment.

Mueller Co.		Anvil
Canada Valve™	Mi.Data®	Anvil®
Echologics®	Mi.Hydrant™	AnvilStar®
Hersey®	Mi.Net®	Anvil-Strut®
Hydro Gate®	Milliken™	Beck®
Hydro-Guard®	Mueller SystemsSM	Catawissa™
Jones®	Mueller®	Gruvlok®
LeakFinderRT®	Pratt®	J.B. Smith™
LeakFinderST™	U.S. Pipe Valve and Hydrant™	Merit®
LeakListener®	Centurion®	SPF®
LeakTuner®	Echoshore™
Mi.Echo™	ePulse™
Seasonality
See “Item 1A. RISK FACTORS-Seasonal demand for certain of our products may adversely affect our financial results.” and “Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Effect of Inflation; Seasonality.”
Sales, Marketing and Distribution
We sell primarily to distributors. Our distributor relationships are generally non-exclusive, but we attempt to align ourselves with key distributors in the principal markets we serve. We believe that Mueller is the most recognized brand in the U.S. water infrastructure industry.
Mueller Co.
Mueller Co. sells its products primarily through waterworks distributors to a wide variety of end user customers, including municipalities, water and wastewater utilities, gas utilities, and fire protection and construction contractors. Sales of our products are heavily influenced by the specifications for the underlying projects. Approximately 10%, 11% and 13% of Mueller Co.'s net sales were to Canadian customers in 2014, 2013 and 2012, respectively.
At September 30, 2014, Mueller Co. had 121 sales representatives in the field and 101 inside marketing and sales professionals, as well as 114 independent manufacturer's representatives. In addition to calling on distributors, these representatives call on municipalities, water companies and other end users to ensure that the products specified for their projects are our products or comparable to our products. Municipalities often require contractors to use the same products that have been specified by that municipality.
Mueller Co.'s large installed base, broad product range and well-known brands have led to many long-standing relationships with the key distributors in the principal industries we serve. Our distribution network covers all of the major locations for our principal products in the United States and Canada. Although we have long-standing relationships with most of our key distributors, we typically do not have long-term contracts with them, including our two largest distributors, which together accounted for approximately 31% of Mueller Co.'s gross sales in 2014 and 29% in each of 2013 and 2012. The loss of either of these distributors would have a material adverse effect on our business. See “Item 1A. RISK FACTORS-Our business depends on a small group of key distributors for a significant portion of our sales.”
Anvil
Anvil sells its products primarily to distributors who then resell the products to a wide variety of end users, including commercial contractors. At September 30, 2014, Anvil's sales force consisted of 123 sales and customer service representatives and 22 independent sales representatives. Anvil ships products primarily from four regional distribution centers. Approximately 5%, 6% and 7% of Anvil's net sales were to Canadian customers in 2014, 2013 and 2012, respectively.
Anvil generally does not have long-term contracts with its distributors, although it has long-standing relationships with most of its key distributors. Anvil's top five distributors together accounted for approximately 23% of Anvil's gross sales in each of 2014, 2013 and 2012. The loss of any one of these distributors could have a material adverse effect on our business. See “Item 1A. RISK FACTORS-Our business depends on a small group of key distributors for a significant portion of our sales.”
Backlog
Backlog is a meaningful indicator for the Henry Pratt and Mueller Systems business units of Mueller Co. Henry Pratt manufactures valves and other parts for large projects that typically require design and build specifications. The delivery lead time for parts used for these projects can be as long as nine months, and we expect that approximately 10% of Henry Pratt's backlog at the end of 2014 will not be shipped until beyond 2015. Mueller Systems manufactures or sources water meter systems that are sometimes ordered in large quantities with delivery dates over several years, and we expect that approximately 25% of Mueller Systems' backlog will not be shipped until beyond 2015. Backlog for Henry Pratt and Mueller Systems is presented below.

	September 30,
	2014	2013
	(in millions)
Henry Pratt	$72.4	$62.6
Mueller Systems	9.1	30.7
Competition
The U.S. and Canadian markets for water infrastructure, flow control and piping component system products are very competitive. See “Item 1A. RISK FACTORS. Strong competition could adversely affect prices and demand for our products and services, which would adversely affect our operating results.” There are only a few competitors for most of our product and service offerings. Many of our competitors are well-established companies with products that have strong brand recognition. We consider our installed base, product quality, customer service level, brand recognition, innovation, distribution and technical support to be competitive strengths.
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
The water meter markets in the United States are very competitive. We believe these markets are in the process of transitioning from manually-read meters to automatically-read meters, but many end users are slow to transition to brands other than their historically preferred brand. Although our market position is relatively small, we believe our automatically-read meters and associated technology are well-positioned to gain a greater share of this market. Our principal competitors are Sensus USA Inc., Neptune Technology Group, Inc., Badger Meter, Inc., Aclara LLC and Itron, Inc.

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
Research and Development
Our primary research and development (“R&D”) facilities are located in Chattanooga, Tennessee and Middleborough, Massachusetts for Mueller Co. and in North Kingstown, Rhode Island for Anvil. The primary focus of these operations is to develop new products, improve and refine existing products and obtain and assure compliance with industry approval certifications or standards (such as AWWA, UL, FM, NSF and The Public Health and Safety Company).  At September 30, 2014, we employed 97 people dedicated to R&D activities.  R&D expenses were $14.4 million, $14.8 million and $12.7 million during 2014, 2013 and 2012, respectively.
Regulatory and Environmental Matters
Our operations are subject to numerous federal, state and local laws and regulations, both within and outside the United States, in areas such as: competition, government contracts, international trade, labor and employment, tax, licensing, consumer protection, environmental protection, workplace health and safety, and others.  These and other laws and regulations impact the manner in which we conduct our business, and changes in legislation or government policies can affect our operations, both favorably and unfavorably. We are not aware of any pending rule or regulation that is likely to have a material adverse effect on our operations. See “Item 1A. RISK FACTORS- Any failure to satisfy environmental, health and safety laws and regulations may adversely affect us.”
Employees
At September 30, 2014, we employed approximately 4,200 people, of whom 91% work in the United States. At September 30, 2014, 64% of our hourly workforce was represented by collective bargaining agreements.
Our locations with employees covered by such agreements are presented below.

Location	Expiration of current agreement(s)
Albertville, AL	October 2017
Aurora, IL	August 2015
Decatur, IL	June 2016
Tinley Park, IL	April 2018
Columbia, PA	May 2017 and August 2017
Chattanooga, TN	October 2016 and January 2017
Henderson, TN	December 2015
St. Jerome, Canada	November 2017
Simcoe, Canada	November 2018
We believe that relations with our employees, including those represented by collective bargaining agreements, are good.
Geographic Information
See Note 15 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Schedules”.

Securities Exchange Act Reports
We file annual and quarterly reports, proxy statements and other information with the U.S. Securities and Exchange Commission ("SEC"). You may read and print materials that we have filed with the SEC from its website at www.sec.gov. Our SEC filings may also be viewed and copied at the SEC public reference room located at 100 F Street, N.E., Washington, D.C. 20549. You may call the SEC at 1-800-SEC-0330 for further information on the public reference room.
In addition, certain of our SEC filings, including our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and amendments to them can be viewed and printed free of charge from the investor information section of our website at www.muellerwaterproducts.com. Copies of our filings, specified exhibits and corporate governance materials are also available free of charge by writing us using the address on the cover of this annual report.
We are not including the information on our website as a part of, or incorporating it by reference into, this annual report.

Item 1A. RISK FACTORS
Risks Relating to Our Business
Our end markets are subject to risks relating to general economic cycles and conditions, which affect demand for our products and services and may adversely affect our financial results.
Our primary end markets are municipal water distribution and treatment systems, the non-residential construction industry, the oil & gas industry and new water and wastewater infrastructure associated with new residential construction. Sustained uncertainty about any of these end markets could cause our distributors and end use customers to delay purchasing, or determine not to purchase, our products or services. General economic and other factors, including unemployment levels, energy costs, the state of the credit markets (including municipal bonds, mortgages, home equity loans and consumer credit) and other factors beyond our control, could adversely affect our sales, profitability and cash flows.
A significant portion of our business depends on spending for water and wastewater infrastructure construction activity.
A significant portion of our business depends on local, state and federal spending on water and wastewater infrastructure upgrade, repair and replacement. Funds for water and wastewater infrastructure repair and replacement typically come from local taxes, water fees, water rates and the ability of state and local governments to increase taxes, water fees or water rates may be limited. In addition, state and local governments that do not adequately budget for capital expenditures in setting tax rates and water fees may be unable to pay for water infrastructure repair and replacement if they do not have access to other funding sources. It is not unusual for water and wastewater projects to be delayed and rescheduled for a number of reasons, including changes in project priorities and difficulties in complying with environmental and other governmental regulations. In addition, reductions or delays in federal spending related to water or wastewater infrastructure could adversely affect state or local projects and may adversely affect our financial results.
Some state and local governments have placed or may place significant restrictions on the use of water by their constituents. For example, in July 2014, California's Water Resources Control Board approved a regulation designed to increase water conservation in urban settings. These types of water use restrictions may lead to reduced water revenues by private water entities, municipalities or other governmental agencies, which could similarly affect funding decisions for water-related projects.
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
Because a significant portion of our business depends on new water and wastewater infrastructure spending, which in turn largely depends on residential construction, our financial performance depends significantly on the stability and growth of the residential construction market. This market depends on a variety of factors beyond our control, including household formation, consumer confidence and the availability of mortgage financing, as well as the mix between single and multifamily construction and ultimately the extent to which new construction leads to the development of raw land. Adverse conditions or sustained uncertainty regarding the residential construction market could adversely affect our sales, profitability and cash flows.

Commercial construction activity is important to our business and adverse conditions or sustained uncertainty regarding commercial development could adversely affect our financial results.
Like residential construction, commercial construction is important to our business. Accordingly, our business has been significantly and adversely affected by declines in commercial construction activity due to, among other things, tight credit markets and reductions in construction spending. Sustained uncertainty about commercial development could pose a risk to us as market participants may postpone spending until conditions improve, which would adversely affect demand for some of our products. Adverse conditions or sustained uncertainty regarding the commercial construction market could adversely affect our sales, profitability and cash flows.
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
The U.S. and Canadian markets for water infrastructure, flow control and piping component products are very competitive. While there are only a few competitors for most of our product and service offerings, many of our competitors are well-established companies with strong brand recognition. We compete on the basis of a variety of factors, including the quality, price and innovation of our products, services and service levels. Anvil's products in particular also compete on availability and breadth of product offerings and are sold in fragmented markets with low barriers to entry. Our ability to retain our customers in the face of competition depends on our ability to market our products and services to our customers and end users effectively.
The U.S. markets for water meter products and systems are highly competitive. Our primary competitors benefit from particularly strong market positions and many end users are slow to transition to brands other than their historically preferred brand. Our ability to gain customers in the face of competition depends on our ability to market our products and services to our customers and end users effectively.
In addition to competition from North American companies, we face the threat of competition from outside of North America. The intensity of competition from these companies is affected by fluctuations in the value of the U.S. dollar against their local currencies, the cost to ship competitive products into North America and the availability of trade remedies, if any. Competition may also increase as a result of U.S. competitors shifting their operations to lower-cost countries or otherwise reducing their costs.
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
These relationships reduce our direct control over production. Our reliance on these vendors subjects us to a greater risk of shortages, and reduced control over delivery schedules of products, as well as a greater risk of increases in product costs. In instances where we stock lower levels of product inventories, a disruption in product availability could harm our financial performance and our ability to satisfy customer needs. In addition, defective products from these manufacturers could reduce product reliability and harm our reputation.

A disruption in our supply chain or other factors impacting the distribution of our products could adversely affect our business.
A disruption within our logistics or supply chain network, including a work stoppage at any of the freight companies that deliver our products to our customers, could adversely affect our business and result in lost sales or harm to our reputation. Such a disruption could adversely affect our financial performance or financial condition.
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
The long-term success of our newer technologies - such as smart metering and leak detection and pipe condition assessment products and services - which are key to our Mueller Systems and Echologics businesses, depends on market acceptance and our ability to manage the risks associated with the introduction of new products and systems.
Our newer technologies comprise smart metering and leak detection and pipe condition assessment products and services. These technologies are principally associated with our Mueller Systems and Echologics businesses, respectively. Our investments in smart metering have focused on the market for AMI and have been based on our belief that water utilities will transition over time from traditional manual-read meters to automatically-read meters. The market for AMI is relatively new and evolving, and the U.S. markets for water meter products and systems are highly competitive. Water utilities have traditionally been slow adopters of new technology and may not adopt AMI as quickly as we expect, or at all, due, in part, to the substantial upfront cost and investment related to installation of AMI systems and the strong market positions of our primary competitors. Further, some states have adopted laws or regulations making it easier for customers to opt out of smart metering programs once they are adopted. The pace of AMI adoption would be adversely affected if large numbers of customers opt out of these programs. Similarly, the adoption of our leak detection and pipe condition assessment products and services depends on the willingness of our customers to invest in new product and service offerings, and the pace of adoption may be slower than we expect. If the market for AMI develops more slowly than we expect or if our new leak detection and pipe condition assessment products and services fail to gain market acceptance, our opportunity to grow these businesses will be limited.
In addition, the success of our new products and systems will depend on our ability to manage the risks associated with their introduction, including the risk that new products and systems may have quality or other defects or deficiencies in their early stages that result in their failure to satisfy performance and reliability requirements. These challenges can be costly and technologically challenging, and we cannot determine in advance the ultimate effect they may have. Failure to successfully manage these challenges could result in lost revenue, significant warranty and other expenses, and harm to our reputation.
Some of our newer technology products and services may prove to be more costly than we expect.
Because we have begun developing and selling some of our newer technology products and services only recently, our success will depend, in part, on our ability to anticipate and manage a variety of issues associated with new products and services, such as quality problems or other defects that were not anticipated and accurately predicting and controlling costs associated with manufacturing, installation, maintenance and warranties. Our sales, profitability or cash flows may be adversely affected if our newer technology products and services experience reliability, quality or design problems.
Our business strategy includes developing, acquiring and investing in companies and technologies that broaden our product portfolio or complement our existing business, which could be unsuccessful or consume significant resources and adversely affect our operating results.
We will continue to evaluate the development or acquisition of strategic businesses, technologies and product lines with the potential to strengthen our industry position, enhance our existing set of product and service offerings, or enter new markets. We may be unable to identify or successfully complete suitable acquisitions in the future and completed acquisitions may not be successful.

Acquisitions and technology investments may involve significant cash expenditures, debt incurrence, operating losses and expenses that could have a material adverse effect on our business, financial condition, results of operations and cash flows. These types of transactions involve numerous other risks, including:

•	diversion of management time and attention from existing operations;

•	difficulties in integrating acquired businesses, technologies and personnel into our business;

•	working with partners or other ownership structures with shared decision-making authority (our interest and the other ownership interests may be inconsistent.);

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
Some of our key products, including fire hydrants and iron gate valves, are manufactured at single or few manufacturing facilities that depend on critical pieces of heavy equipment that cannot be economically moved to other locations. We are therefore limited in our ability to shift production between locations. The operations at our manufacturing facilities may be interrupted or impaired by various operating risks, including, but not limited to:

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
The occurrence of any of these events may impair our production capabilities and adversely affect our sales, profitability and cash flows. For example, in the second quarter of fiscal 2014, Anvil experienced production issues at its facility in Columbia, Pennsylvania. These operation issues adversely impacted our second and third quarters and our full year results.

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
We rely on various information technology systems, some of which are controlled by outside service providers, to manage key aspects of our operations. Therefore, the proper functioning of our information technology systems is important to the successful operation of our business. If critical information technology systems fail, or are otherwise unavailable, our ability to manufacture products, process orders, track credit risk, identify business opportunities, maintain proper levels of inventories, collect accounts receivable, pay expenses and otherwise manage our business would be adversely affected.
We depend on the Internet and our information technology infrastructure for electronic communications among our locations around the world and between our personnel and suppliers and customers. Security breaches of this infrastructure can create system disruptions, shutdowns or unauthorized disclosure of confidential information. If we or our service providers are unable to prevent such breaches, our operations could be disrupted or we may suffer financial, reputational or other harm because of lost or misappropriated information.
We may fail to effectively manage personal data, which could harm our reputation, result in substantial additional costs and subject us to litigation.
As we grow our water technology businesses, we continue to accumulate increasing volumes of customer data. In addition, we store personal information in connection with our human resources operations. Our efforts to protect this information may be unsuccessful due to employee errors or malfeasance, technical malfunctions, the actions of third parties (such as cyber attack) or other factors. If we are unable to protect personal data, it could be accessed or disclosed improperly, which could expose us to liability, harm our reputation and deter current and potential users from using our products and services. The regulatory environment related to information security, data collection and privacy is increasingly rigorous, with new and constantly changing requirements applicable to our business, and compliance with those requirements could result in additional costs.
We are subject to a variety of claims, investigations and litigation that could adversely affect our results of operations and harm our reputation.
In the normal course of our business, we are subject to claims and lawsuits, including from time to time claims for damages related to product liability and warranties, investigations by governmental agencies, litigation alleging the infringement of intellectual property rights and litigation related to employee matters and commercial disputes. Defending these lawsuits and becoming involved in these investigations may divert our management’s attention, and may cause us to incur significant expenses. In addition, we may be required to pay damage awards, penalties or settlements, or become subject to injunctions or other equitable remedies, that could have a material adverse effect on our business, financial condition, results of operations and cash flows. If we were required to participate in a product recall or take other action to address a product liability or other claim, our reputation could be harmed. Moreover, any insurance or indemnification rights that we have may be insufficient or unavailable to protect us against potential loss exposures.

Any failure to satisfy international trade laws and regulations or to otherwise comply with changes or other trade developments may adversely affect us.
Our operations require importing and exporting goods and technology between countries on a regular basis. Thus, the sale and shipment of our products and services across international borders, as well as the purchase of components and products from international sources, subject us to extensive trade laws and regulations. Trade laws and regulations are complex, differ by country, and are enforced by a variety of government agencies. Because we are subject to extensive trade laws and regulations in the countries in which we operate, we are subject to the risk that laws and regulations could change in a way that would expose us to additional costs, penalties or liabilities, and our policies and procedures may not always protect us from actions that would violate international trade laws and regulations. For example, in January 2014, the Consolidated Appropriations Act was signed into law, which included provisions requiring the use of American iron and steel products in certain water projects receiving certain federal appropriations. We have incurred costs in connection with ensuring our ability to certify to these requirements, including those associated with enhancing our assembly operations and sourcing practices. As a result of the varying legal and regulatory requirements to which our cross-border activities are subject, we cannot assure you that we always are in compliance with the trade laws and regulations in all respects. Any improper actions could subject us to civil or criminal penalties, including material monetary fines, or other adverse actions, including denial of import or export privileges, and could harm our reputation and our business prospects.
Any failure to satisfy environmental, health and safety laws and regulations may adversely affect us.
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
We have two business segments that operate under a decentralized organizational structure. Our operations have different business practices, information technology systems, accounting policies, internal controls, procedures and compliance programs. Further, we may need to modify existing programs and processes to increase efficiency and operating effectiveness and improve corporate visibility into our decentralized operations. We also regularly update compliance programs and processes to comply with existing laws, new interpretations of existing laws and new laws and we may not implement those modifications effectively. It could take time for any such modifications to be implemented across our operations. During the implementation periods, our decentralized operating approach could result in inconsistent management practices and procedures, which could adversely affect our business. Once achieved, it may also be difficult to maintain operational consistency across our organization.
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
We provide pension benefits to certain current and former employees. To determine our future payment obligations under the plans, certain rates of return on the plans' assets, growth rates of certain costs and participant longevity have been estimated. The proportion of the assets held by our U.S. pension plan invested in fixed income securities, instead of equity securities, has increased over historical levels. This shift in asset allocation has resulted in a decrease in the estimated rate of return on plan assets for this plan. Assumed discount rates, expected return on plan assets and participant longevity have significant effects on the amounts reported for the pension obligations and pension expense.
The funded status of our pension plans can also be influenced by regulatory requirements, which can change unexpectedly and impose higher costs if funding levels are below certain thresholds. We may increase contributions to our pension plans to avoid or reduce these higher costs.
Significant adverse changes in credit and capital markets or changes in investments could result in discount rates or actual rates of return on plan assets being materially lower than projected and require us to increase pension contributions in future years to meet funding level requirements. Increasing life span of North American participants may increase the estimated cash flows payments and increase the amounts reported for pension obligations, pension contributions and pension expense. If increased funding requirements are particularly significant and sustained, our overall liquidity could be materially reduced, which could cause us, among other things, to reduce investments and capital expenditures, or restructure or refinance our debt.
Our high fixed costs may make it more difficult for us to respond to economic cycles.
A significant portion of our cost structure is fixed, including manufacturing overhead, capital equipment and research and development costs. In a prolonged economic downturn, these fixed costs may cause our gross margins to erode and earnings to decline.

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
We may not be able to pass on the entire cost of price increases for purchased components and raw materials to our customers or offset fully the effects of these higher costs through productivity improvements. In particular, when purchased component or raw material prices increase rapidly or to significantly higher than normal levels, we may not be able to pass cost increases through to our customers on a timely basis, if at all, which would reduce our profitability and cash flows. In addition, if purchased components or raw materials were not available or not available on commercially reasonable terms, that would reduce our sales, profitability and cash flows. Our competitors may secure more reliable sources of purchased components and raw materials or they may obtain these supplies on more favorable terms than we do, which could give them a cost advantage compared to us.
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
A part of our growth strategy depends on us expanding internationally. Although net sales outside of the United States and Canada account for a small percentage of our total net sales, we expect to increase our level of business activity outside of the United States and Canada. Some countries that present good business opportunities also face political and economic instability and vulnerability to infrastructure and other disruptions. Seeking to expand our business internationally exposes us to additional risks, which include political and economic uncertainties, currency fluctuations, changes in local business conditions and national and international conflicts. A primary risk that we face in connection with our export orders relates to our ability to collect amounts due from customers. We also face the potential risks that arise from staffing, monitoring and managing international operations, including the risk that such activities may divert our resources and management time.
In addition, compliance with the laws and regulations of multiple international jurisdictions increases our cost of doing business. International operations are subject to anti-corruption laws and anti-competition regulations, among others. For example, the U.S. Foreign Corrupt Practices Act and similar non-U.S. anti-corruption laws generally prohibit companies and their intermediaries from making improper payments or providing anything of value to improperly influence foreign government officials and certain others for the purpose of obtaining or retaining business, or obtaining an unfair advantage. Violations of these laws and regulations could result in criminal and civil sanctions, disrupt our business and adversely affect our brands, international expansion efforts, business and operating results.
Seasonal demand for certain of our products may adversely affect our financial results.
Sales of some of our products, including iron gate valves and fire hydrants, are seasonal, with lower sales in our first and second fiscal quarters when weather conditions throughout most of North America tend to be cold resulting in lower levels of construction activity. This seasonality in demand has resulted in fluctuations in our sales and operating results. To satisfy demand during expected peak periods, we may incur costs associated with inventory build-up, and our projections as to future needs may not be accurate. Because many of our expenses are fixed, seasonal trends can cause reductions in our profitability and profit margins and deterioration of our financial condition during periods affected by lower production or sales activity.
Covenants in our debt instruments may adversely affect us and we are exposed to interest rate risk.
On November 25, 2014, we entered into a new, $500 million senior secured term loan facility with a seven year term. While the new term loan contains no financial maintenance covenants, it does contain restrictions on indebtedness, disqualified and preferred stock issuances, restricted payments, dividends, asset sales, transactions with affiliates, liens, fundamental changes, negative pledges, line of business changes and amendments to organizational documents. Our asset based lending agreement contains similar restrictions and also requires the maintenance of a certain fixed charge coverage ratio during any period when availability is less than a specified threshold.
In addition, we may be exposed to interest rate risk under our new term loan as well as our asset based lending agreement. Interest on amounts outstanding under these debt instruments are based on LIBOR, which fluctuates. Accordingly, during the term of the new term loan we will be exposed to risks associated with fluctuations in LIBOR and may, from time to time, seek to enter into hedging arrangements or other interest rate management techniques to reduce potential volatility in earnings and cash flows from such fluctuations. As of November 24, 2014, we had not entered into such hedging or other interest rate management techniques. Although we expect LIBOR to fluctuate, we believe significant volatility in LIBOR over the short to medium term is unlikely and while hedging programs and other interest rate management techniques may reduce the impact of interest rate movements, they do not eliminate them. Further, such programs and techniques can be inherently risky and could expose us to additional risks that could adversely affect our financial condition and results of operations.
The term loan specifies a LIBOR floor of 0.75%, and we are not exposed to fluctuations in LIBOR until such time as LIBOR exceeds that floor. At November 25, 2014, 30-day LIBOR was 0.15625%. Each 100 basis point increase in LIBOR above the floor would increase annualized interest expense on the term loan by $5.0 million.

Failure to attract, motivate, train and retain qualified personnel, including certain key personnel could adversely affect our business.
Our ability to expand or maintain our business depends on our ability to hire, train and retain employees with the skills necessary to understand and adapt to the continuously developing needs of our customers. The increasing demand for qualified personnel makes it more difficult for us to attract and retain employees with requisite skill sets, particularly employees with specialized technical and trade experience. Changing demographics and labor work force trends also may result in a loss of knowledge and skills as experienced workers retire. If we fail to attract, motivate, train and retain qualified personnel, or if we experience excessive turnover, we may experience declining sales, manufacturing delays or other inefficiencies, increased recruiting, training and relocation costs and other difficulties, and our business, financial condition, results of operations and cash flows could be materially and adversely affected. Competition for qualified personnel is intense, particularly in several regions of the United States where we manufacture products and particularly within our newer technology businesses. We may not be successful in attracting or retaining qualified personnel, which could negatively impact our business.
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
SEC disclosure requirements relating to certain minerals, known as “conflict minerals”, sourced from the Democratic Republic of Congo and surrounding countries, that are necessary to the functionality of a product manufactured, or contracted to be manufactured, mandate, among other things, that we perform due diligence on our supply chain. Our efforts to comply with these requirements has resulted in an increase in expenses and a diversion of management’s time and attention from other business activities. In addition, since our supply chain is complex, we may not be able to sufficiently verify the origins of all metals used in our products and to confirm that they are “conflict free,” which may adversely affect our reputation and/or disqualify us as a manufacturer for certain customers.
Risks Relating to Our Relationship with Walter Energy
We may have substantial additional liability for federal income tax allegedly owed by Walter Energy.
Each member of a consolidated group for federal income tax purposes is jointly and severally liable for the federal income tax liability of each other member of the consolidated group for any year in which it is a member of the group at any time during such year. Each member of the Walter Energy consolidated group, which included us (including our subsidiaries) through December 14, 2006, is also jointly and severally liable for pension and benefit funding and termination liabilities of other group members, as well as certain benefit plan taxes. Accordingly, we could be liable under such provisions in the event any such liability is incurred, and not discharged, by any other member of the Walter Energy consolidated group for any period during which we were included in the Walter Energy consolidated group.

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
Walter Energy effectively controlled all of our tax decisions for periods during which we were a member of the Walter Energy consolidated federal income tax group and certain combined, consolidated or unitary state and local income tax groups. Under the terms of an income tax allocation agreement between us and Walter Energy dated May 26, 2006, we generally compute our tax liability on a stand-alone basis, but Walter Energy has sole authority to respond to and conduct all tax proceedings (including tax audits) relating to our federal income and combined state returns, to file all such returns on our behalf and to determine the amount of our liability to (or entitlement to payment from) Walter Energy for such periods. This arrangement may result in conflicts of interests between us and Walter Energy. In addition, our tax allocation agreement provides that if the Spin-off is determined not to be tax-free pursuant to Section 355 of the Internal Revenue Code of 1986, as amended, we generally will be responsible for any taxes incurred by Walter Energy or its shareholders if such taxes result from certain of our actions or omissions and for a percentage of any such taxes that are not a result of our actions or omissions or Walter Energy’s actions or omissions or taxes based on our market value relative to Walter Energy’s market value. Additionally, to the extent that Walter Energy was unable to pay taxes, if any, attributable to the Spin-off and for which it is responsible under our tax allocation agreement, we could be liable for those taxes as a result of being a member of the Walter Energy consolidated federal income tax group for 2006, the year in which the Spin-off occurred. We believe Walter Energy’s calendar 2006 income tax returns are still open for federal examination.

Item 2.	PROPERTIES
Our principal properties are listed below.

Location	Activity	Size (sq. ft.)	Owned or leased
Mueller Co.:
Albertville, AL	Manufacturing	422,000	Leased
Aurora, IL	Manufacturing and distribution	231,000	Owned
Decatur, IL	Manufacturing	467,000	Owned
Hammond, IN	Manufacturing	51,000	Owned
Cleveland, NC	Manufacturing	190,000	Owned
Chattanooga, TN	Manufacturing	525,000	Owned
Chattanooga, TN	Research and development	22,000	Leased
Cleveland, TN	Manufacturing	40,000	Owned
Brownsville, TX	Manufacturing	50,000	Leased
Barrie, Ontario	Distribution	50,000	Leased
St. Jerome, Quebec	Manufacturing	55,000	Owned
Jingmen, China	Manufacturing	154,000	Owned
Anvil:
Ontario, CA	Distribution	73,000	Leased
Columbia, PA	Manufacturing and distribution	663,000	Owned
Greencastle, PA	Manufacturing	133,000	Owned
Waynesboro, PA	Manufacturing	73,000	Owned
North Kingstown, RI	Manufacturing and research and development	167,000	Leased
Henderson, TN	Manufacturing	180,000	Owned
Houston, TX	Manufacturing and distribution	105,000	Owned
Irving, TX	Distribution	218,000	Leased
Longview, TX	Manufacturing	114,000	Owned
Simcoe, Ontario	Distribution	107,000	Owned
Tinley Park, IL	Distribution	130,000	Leased
Corporate:
Atlanta, GA	Corporate headquarters	25,000	Leased
We consider our facilities to be well maintained and believe we have sufficient capacity to meet our anticipated needs through 2015. Our leased properties have terms expiring at various dates through January 2024.

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
Environmental. We are subject to a wide variety of laws and regulations concerning the protection of the environment, both with respect to the operations at many of our properties and with respect to remediating environmental conditions that may exist at our own or other properties. We strive to comply with federal, state and local environmental laws and regulations. We accrue for environmental expenses resulting from existing conditions that relate to past operations when the costs are probable and reasonably estimable. These expenses were $1.2 million, $1.5 million and $1.7 million in 2014, 2013 and 2012, respectively. We capitalize environmental expenditures that increase the life or efficiency of long-term assets or that reduce or prevent environmental contamination. Capital expenditures for environmental requirements are anticipated to be approximately $1.8 million during 2015. Capitalized environmental-related expenditures were $0.1 million, $1.2 million and $0.7 million in 2014, 2013 and 2012, respectively.

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
Other Matters. Anvil is in a dispute with Victaulic Company (“Victaulic”) regarding two patents held by Victaulic, U.S. Patent 7,086,131 (the “131 Patent”) and U.S. Patent 7,712,796 (the “796 Patent” and collectively with the 131 Patent, the “U.S. Patents”), which Anvil believes are invalid. The U.S. Patents potentially relate to a coupling product currently manufactured and marketed by Anvil. Anvil filed multiple reexamination requests with the U.S. Patent and Trademark Office (the “PTO”) regarding the U.S. Patents, and the PTO granted the requests. Although the PTO examiner initially invalidated most of the claims of the 796 Patent, the PTO examiner affirmed the validity of the 796 Patent in September 2014. In October 2014, the PTO examiner rejected the original claim of the 131 Patent, but indicated the allowance of newly added claims that appear substantially similar to those included in the 796 Patent. The final PTO decisions with respect to the U.S. Patents will likely be appealed by Anvil and/or Victaulic. Relatedly, Anvil and Victaulic are engaged in lawsuits in the U.S. District Court for the Northern District of Georgia and in the Federal Court of Toronto, Ontario, Canada. The Georgia District Court litigation has been stayed pending the final outcome of the ongoing reexaminations of the U.S. Patents by the PTO. Although Anvil intends to continue to vigorously contest the validity of the U.S. Patents, as well as Victaulic’s related patents in Canada, and to defend itself against any counterclaims made by Victaulic, the probability of a favorable or unfavorable outcome with respect to these proceedings is unknown. Any number of potential outcomes is possible due to the multiple claims associated with the proceedings, each of which is in different stages and subject to appeal. Further, there are a number of highly complex factual and technical issues involved, and it is uncertain whether a favorable or unfavorable result with respect to a particular ruling or proceeding will impact the other matters in controversy. Accordingly, we have not recorded any accrual with respect to these proceedings and a range of liability is not reasonably estimable.
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
Covenants contained in certain of the debt instruments described in Note 7 to the consolidated financial statements restrict the amount we can pay in cash dividends. Future dividends will be declared at the discretion of our board of directors and will depend on our future earnings, financial condition and other factors.
The range of high and low intraday sales prices of our common stock and the dividends declared per share is presented below.

	High	Low	Dividends per share
2014:
4th quarter	$9.42	$7.64	$0.0175
3rd quarter	9.80	8.30	0.0175
2nd quarter	10.04	7.95	0.0175
1st quarter	9.44	7.44	0.0175
2013:
4th quarter	8.36	6.91	0.0175
3rd quarter	7.75	5.40	0.0175
2nd quarter	6.22	5.37	0.0175
1st quarter	5.75	4.60	0.0175
At September 30, 2014, there were 127 stockholders of record for our common stock.
Equity Compensation Plan Information
The information regarding our compensation plans under which equity securities are authorized for issuance is set forth in “Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.”
Sale of Unregistered Securities
We did not issue any unregistered securities within the past three years.
Issuer Purchases of Equity Securities
We did not repurchase shares of our common stock in the quarter ended September 30, 2014.

Stock Price Performance Graph
The following graph compares the cumulative quarterly stock market performance of our common stock with the Russell 2000 Stock Index (“Russell 2000”) and the Dow Jones U.S. Building Materials & Fixtures Index (“DJ Building Materials & Fixtures”) since September 30, 2009.
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

	2014	2013	2012	2011	2010
	(in millions, except per share data)
Statement of operations data:
Net sales	$1,184.7	$1,120.8	$1,023.9	$964.6	$959.7
Cost of sales	836.8	807.6	752.8	716.5	700.6
Gross profit	347.9	313.2	271.1	248.1	259.1
Selling, general and administrative expenses	220.7	214.4	204.2	191.8	188.8
Restructuring expenses	3.1	1.5	2.8	3.6	0.6
Interest expense, net	49.6	51.7	59.9	65.6	68.0
Loss on early extinguishment of debt, net	1.0	1.4	1.5	—	4.6
Income (loss) before income taxes	73.5	44.2	2.7	(12.9)	(2.9)
Income tax expense (benefit)	18.0	8.8	7.9	(2.9)	2.5
Income (loss) from continuing operations	55.5	35.4	(5.2)	(10.0)	(5.4)
Discontinued operations(1)	—	5.4	(103.2)	(28.1)	(39.8)
Net income (loss)	$55.5	$40.8	$(108.4)	$(38.1)	$(45.2)
Net income (loss) per basic share:
Continuing operations	$0.35	$0.23	$(0.03)	$(0.07)	$(0.03)
Discontinued operations	—	0.03	(0.66)	(0.18)	(0.26)
Net income (loss)	$0.35	$0.26	$(0.69)	$(0.25)	$(0.29)
Net income (loss) per diluted share:
Continuing operations	$0.34	$0.22	$(0.03)	$(0.07)	$(0.03)
Discontinued operations	—	0.03	(0.66)	(0.18)	(0.26)
Net income (loss)	$0.34	$0.25	$(0.69)	$(0.25)	$(0.29)
Weighted average shares outstanding:
Basic	159.2	157.7	156.5	155.3	154.3
Diluted	162.2	160.3	156.5	155.3	154.3
Balance sheet data (at September 30):
Cash and cash equivalents	$161.1	$123.6	$83.0	$61.0	$84.0
Working capital	379.5	386.3	321.5	404.0	452.7
Property, plant and equipment, net	146.3	141.9	137.9	143.8	157.0
Assets held for sale	—	—	—	249.7	260.0
Total assets	1,317.1	1,281.9	1,240.9	1,485.0	1,568.2
Total debt	545.6	600.8	622.8	678.3	692.2
Long-term liabilities	721.1	770.6	841.3	911.2	979.2
Liabilities held for sale	—	—	—	56.9	41.1
Total liabilities	965.5	953.7	1,009.7	1,106.0	1,162.9
Total equity	351.6	328.2	231.2	379.0	405.3
Other data (year ended September 30):
Depreciation and amortization(2)	56.7	59.2	60.6	63.1	65.6
Capital expenditures(2)	36.9	36.5	31.4	23.1	21.8
Cash dividends declared per share	0.07	0.07	0.07	0.07	0.07

(1)
In 2012, we sold U.S. Pipe. U.S. Pipe's results of operations are classified as discontinued operations for 2013 through 2010 and its assets and liabilities classified as held for sale for 2011 and 2010.

(2)	Excludes discontinued operations.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Business
We estimate that approximately 75% of our Mueller Co. 2014 net sales were for infrastructure upgrade, repair and replacement directly linked to municipal spending and residential construction activity in the United States. Development of raw land for residential construction is a key driver of demand for our Mueller Co. products. According to recent surveys by Ivy Zelman and Associates, growth in land development activity during the quarter ended September 30, 2014, reached record highs for the central region of the country. We expect that some of this activity will drive demand for our products in 2015. Blue Chip consensus for growth in housing starts in calendar 2015 is about 18% and Ivy Zelman and IHS are forecasting 15% and 20%, respectively. On the municipal front, state and local seasonally adjusted tax receipts continue to increase and municipalities overall appear to be in better financial shape than they have been over the last several years. We generated strong growth in our municipal business in 2014 and, based on discussions with our customers and distributors, we expect that demand for repair and replacement of water infrastructure at the municipal level will continue to grow in 2015.
The Bureau of Labor Statistics' Consumer Price Index for water and sewerage maintenance increased approximately 4% for the year ended September 30, 2014 when compared to the prior year. Rising water rates are a significant source of funds for municipalities to drive capital projects. Water rate increases have outpaced those of other utilities over the last several years.
For Mueller Co., based on the current outlook for housing and municipal spending, we expect net sales growth in 2015 will be in a range comparable to the 7.4% growth for Mueller Co. in 2014. We also expect to realize continued benefits of Lean manufacturing and other productivity improvements, and we do not expect any significant changes in our average raw material and purchased parts costs for 2015 compared to 2014.
Most of Anvil's net sales are driven by commercial construction. The Architectural Billings Index was above 50 for most of 2014, which could drive an increase in construction spending in 2015.
We expect Anvil to increase shipment volumes slightly in 2015 since most economic forecasts call for year-over-year growth in non-residential construction spending. In 2015, we expect Anvil's net sales to grow in the low- to mid-single digit range and operating income to grow at a greater rate.

Results of Operations
Year Ended September 30, 2014 Compared to Year Ended September 30, 2013

	Year ended September 30, 2014
	Mueller Co.	Anvil	Corporate	Total
	(in millions)
Net sales	$783.3	$401.4	$—	$1,184.7
Gross profit	$235.0	$112.9	$—	$347.9
Operating expenses:
Selling, general and administrative	110.5	70.7	39.5	220.7
Restructuring	2.2	0.9	—	3.1
	112.7	71.6	39.5	223.8
Operating income (loss)	$122.3	$41.3	$(39.5)	124.1
Interest expense, net				49.6
Loss on early extinguishment of debt				1.0
Income before income taxes				73.5
Income tax expense				18.0
Net income				$55.5

	Year ended September 30, 2013
	Mueller Co.	Anvil	Corporate	Total
	(in millions)
Net sales	$729.5	$391.3	$—	$1,120.8
Gross profit	$201.1	$112.1	$—	$313.2
Operating expenses:
Selling, general and administrative	108.3	71.8	34.3	214.4
Restructuring	1.5	0.1	(0.1)	1.5
	109.8	71.9	34.2	215.9
Operating income (loss)	$91.3	$40.2	$(34.2)	97.3
Interest expense, net				51.7
Loss on early extinguishment of debt				1.4
Income before income taxes				44.2
Income tax expense				8.8
Income from continuing operations				35.4
Income from discontinued operations, net of tax				5.4
Net income				$40.8
Consolidated Analysis
Net sales for 2014 increased to $1,184.7 million from $1,120.8 million in the prior year period. Net sales increased due to $48.9 million of increased shipment volumes and $19.4 million of higher pricing, both of which were primarily at Mueller Co.
Gross profit for 2014 increased to $347.9 million from $313.2 million in the prior year period. Gross margin increased 150 basis points to 29.4% in 2014 from 27.9% in the prior year period. Gross profit and gross margin benefited primarily from increased shipment volumes, including the related improvement in utilization of manufacturing capacity, and higher sales pricing.
Selling, general and administrative expenses ("SG&A") for 2014 increased to $220.7 million from $214.4 million in the prior year period. SG&A increased primarily due to higher expenses associated with higher shipment volumes, higher stock-based compensation expense and U.S. Pipe-related expenses being reported in SG&A in the current year and in discontinued operations in the prior year. SG&A as a percentage of net sales decreased to 18.6% in 2014 compared to 19.1% in the prior year period.

Restructuring increased in the 2014 compared to the prior year due to an impairment of production equipment at Mueller Co. and the withdrawal from a multi-employer pension plan at Anvil. Mueller Co. changed its approach to the production of certain sizes of iron gate valves and recorded a charge of $1.5 million. Anvil sold the production equipment and certain inventory at its Bloomington, Minnesota location and recorded an accrual for its pension plan withdrawal liability of $0.9 million.

Interest expense, net decreased in 2014 compared to the prior year due primarily to a lower level of total debt outstanding. The components of interest expense, net are detailed below.

	2014	2013
	(in millions)
7.375% Senior Subordinated Notes	$30.6	$31.0
8.75% Senior Unsecured Notes	16.0	16.8
Deferred financing fees amortization	2.0	2.0
ABL Agreement	1.2	1.5
Other interest expense	0.2	0.7
	50.0	52.0
Interest income	(0.4)	(0.3)
	$49.6	$51.7
During 2014, we redeemed $55.0 million of our 7.375% Senior Subordinated Notes for $55.7 million and recorded a loss from early extinguishment of debt of $1.0 million. During 2013, we redeemed $22.5 million of our 8.75% Senior Unsecured Notes for $23.2 million, and recorded a loss on early extinguishment of debt of $1.4 million.
The components of income tax expense in continuing operations are provided below.

	2014	2013
	(in millions)
Expense from income before income taxes	$30.1	$17.5
Deferred tax asset valuation allowance adjustment	(9.6)	(8.5)
State tax rate change	(2.5)	—
Other discrete items	—	(0.2)
	$18.0	$8.8
Segment Analysis
Mueller Co.
Net sales for 2014 increased to $783.3 million from $729.5 million in the prior year period. Net sales increased primarily due to $41.5 million of increased shipment volumes and $15.5 million of higher pricing. Domestic net sales from our core valves, hydrants and brass products grew 17% year-over-year.
Gross profit for 2014 increased to $235.0 million from $201.1 million in the prior year period primarily due to increased shipment volumes and higher sales pricing. Gross margin increased to 30.0% for 2014 compared to 27.6% in the prior year period primarily due to due to higher shipment volumes, including the related improvement in utilization of manufacturing capacity, and higher sales pricing.
SG&A in 2014 increased to $110.5 million compared to $108.3 million in the prior year period primarily due to expenses associated with increased shipment volumes. SG&A were 14.1% and 14.8% of net sales for 2014 and 2013, respectively.
Anvil
Net sales in 2014 increased to $401.4 million from $391.3 million in the prior year period. Net sales increased primarily due to increased shipment volumes.
Gross profit in 2014 increased to $112.9 million from $112.1 million in the prior year period. Gross margin declined to 28.1% in 2014 compared to 28.6% in the prior year period. This decline was due primarily to operational inefficiencies at its largest manufacturing facility.

SG&A decreased to $70.7 million in 2014 from $71.8 million in the prior year period. SG&A decreased to 17.6% of net sales for 2014 from 18.3% of net sales 2013. SG&A in 2014 included a gain from the sale of its remaining Bloomington, Minnesota assets of $2.5 million.

Corporate
SG&A increased to $39.5 million in 2014 from $34.3 million in the prior year period primarily due to higher stock-based compensation and professional fees.
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
SG&A for 2013 increased to $214.4 million from $204.2 million in the prior year period. SG&A increased primarily due to higher expenses associated with higher shipment volumes and higher stock-based compensation expense. SG&A as a percentage of net sales decreased to 19.1% in 2013 compared to 19.9% in the prior year period.

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
During each of 2013 and 2012, we redeemed $22.5 million of our 8.75% Senior Unsecured Notes for $23.2 million. The resulting losses on early extinguishment of debt of $1.4 million and $1.5 million, respectively, included the premiums paid and the deferred financing costs and original issue discounts that were written off.
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
SG&A increased to $71.8 million in 2013 from $70.7 million in the prior year period. SG&A decreased to 18.3% of net sales for 2013 from 19.0% of net sales for 2012.
Corporate
SG&A increased to $34.3 million in 2013 from $30.9 million in the prior year period primarily due to higher stock-based compensation expense.
Financial Condition
Cash and cash equivalents were $161.1 million at September 30, 2014 compared to $123.6 million at September 30, 2013. Cash and cash equivalents increased during 2014 as a result of cash provided by operating activities of $147.6 million, partially offset by cash used in investing and financing of $42.2 million and $65.2 million, respectively. Cash and cash equivalents also decreased by $2.7 million during 2014 due to changes in currency exchange rates.
Receivables, net were $182.1 million at September 30, 2014 compared to $164.5 million at September 30, 2013. Receivables at September 30, 2014 represented approximately 52 days net sales compared to September 30, 2013 receivables representing approximately 51 days net sales.
Inventories were $198.0 million at September 30, 2014 compared to $208.5 million at September 30, 2013. Inventories decreased during 2014 from increased sales and bookings activity. Estimated inventory turns at September 30, 2014 were consistent between years.
Property, plant and equipment, net was $146.3 million at September 30, 2014 compared to $141.9 million at September 30, 2013, and depreciation expense was $27.3 million in 2014. Capital expenditures, including external-use software development costs capitalized, were $36.9 million in 2014.
Intangible assets were $533.6 million at September 30, 2014 compared to $553.1 million at September 30, 2013. Finite-lived intangible assets, $228.2 million of net book value at September 30, 2014, are amortized over their estimated useful lives. Such amortization expense was $29.4 million during 2014 and is expected to be $20 million to $30 million for each of the next five years. Indefinite-lived intangible assets, $305.4 million at September 30, 2014, are not amortized, but tested at least annually for possible impairment.
Accounts payable and other current liabilities were $198.2 million at September 30, 2014 compared to $181.8 million at September 30, 2013. Increased payables relate primarily to increased purchasing activity and the timing of disbursements in the 2014 fourth quarter compared to the 2013 fourth quarter.
Outstanding borrowings were $545.6 million at September 30, 2014 compared to $600.8 million at September 30, 2013. The decrease of $55.2 million during 2014 reflects the early retirement of $55.0 million of our 7.375% Senior Subordinated Notes.
Deferred income taxes were net liabilities of $111.8 million at September 30, 2014 compared to net liabilities of $114.8 million at September 30, 2013. Net deferred income tax liabilities decreased by $3.0 million, which was primarily related to utilization of federal and state net operating losses offset by changes in pension and the valuation allowance. Deferred tax liabilities related to intangible assets and other were $191.6 million and $202.8 million at September 30, 2014 and 2013, respectively.

Liquidity and Capital Resources
As discussed in Item 9B. OTHER INFORMATION, we refinanced our debt on November 25, 2014. We repaid all of our Senior Subordinated Notes and Senior Unsecured Notes and entered into a $500.0 million term loan which matures November 25, 2021. We expect to realize annualized interest expense savings of approximately $22 million and total 2015 interest expense of approximately $27 million, assuming that LIBOR remains at or below the floor and before the effect of interest rate risk management activities, if any. This excludes the loss on early extinguishment of debt we expect to record in the quarter ending December 31, 2014, which we expect will be approximately $31.3 million. To complete the refinancing, we consumed liquidity of approximately $50 million, which included net principal reduction and payment of premiums, fees and interest accrued at November 25, 2014.
We had cash and cash equivalents of $161.1 million at September 30, 2014 and $158.3 million of additional borrowing capacity under our ABL Agreement based on September 30, 2014 data. Undistributed earnings from our subsidiaries in Canada and China are considered to be permanently invested outside of the United States. At September 30, 2014, cash and cash equivalents included $28.9 million and $5.7 million in Canada and China, respectively.
In 2014, we redeemed $55.0 million of our 7.375% Senior Subordinated Notes at a redemption price of 101.229% on August 29, 2014. We recorded a loss on early extinguishment of debt of $1.0 million on the redemption date.
In 2014, we used $10.0 million to acquire certain assets of Lined Valve Company Inc., which was reduced by a purchase price adjustment of $0.3 million that we received in 2015.
Cash flows from operating activities are categorized below.

	2014	2013
	(in millions)
Collections from customers	$1,167.9	$1,121.8
Disbursements, other than interest and income taxes	(969.0)	(957.9)
Interest payments, net	(48.7)	(49.1)
Income tax payments, net	(2.6)	(0.7)
Cash provided by operating activities	$147.6	$114.1
Collections from customers were higher during 2014 compared to 2013 due primarily to higher net sales in 2014.
Increased disbursements, other than interest and income taxes, during 2014 reflect higher purchasing activity associated with higher net sales and timing differences of disbursements for other than interest and income taxes.
Capital expenditures were $36.9 million during 2014 compared to $36.5 million during 2013. We estimate 2015 capital expenditures to be $40 million to $42 million.
We were not required to make, and we did not make, any contributions to our U.S. pension plan in 2014. The proportion of the assets held by our U.S. pension plan invested in fixed income securities, instead of equity securities, has increased over historical levels. Because of this shift in the strategic asset allocation, the estimated rate of return on these assets has decreased, which could ultimately cause our pension expense and our required contributions to this plan to increase.
We exhausted substantially all of our remaining net operating loss carryforwards for U.S. federal income tax purposes at September 30, 2014. We expect our federal income tax payments to increase compared to the past several years. Our state net operating loss carryforwards will continue to be available in future years.
We anticipate that our existing cash, cash equivalents and borrowing capacity combined with our expected operating cash flows will be sufficient to meet our anticipated operating expenses, capital expenditures and debt service obligations as they become due through September 30, 2015. However, our ability to make these payments will depend partly upon our future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control.

ABL Agreement
At September 30, 2014, the ABL Agreement consisted of a revolving credit facility for up to $225 million of revolving credit borrowings, swing line loans and letters of credit. The ABL Agreement permits us to increase the size of the credit facility by an additional $150 million in certain circumstances subject to adequate borrowing base availability. We may borrow up to $25 million through swing line loans and may have up to $60 million of letters of credit outstanding.
Borrowings under the ABL Agreement bear interest at a floating rate equal to LIBOR plus a margin ranging from 175 to 225 basis points, or a base rate, as defined in the ABL Agreement, plus a margin ranging from 75 to 125 basis points. At September 30, 2014, the applicable LIBOR-based margin was 175 basis points.
The ABL Agreement terminates on December 18, 2017. We pay a commitment fee for any unused borrowing capacity under the ABL Agreement of either 37.5 basis points per annum or 25 basis points per annum, based on daily average availability during the previous calendar quarter. At September 30, 2014, our commitment fee was 37.5 basis points. As measured using September 30, 2014 data, excess availability as reduced by outstanding letters of credit and accrued fees and expenses of $29.1 million was $158.3 million.
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
8.75% Senior Unsecured Notes
At September 30, 2014, we had $180.0 million face value of 8.75% Senior Unsecured Notes, due on September 1, 2020, outstanding at September 30, 2014, which was reported net of $1.7 million unamortized discount. The Senior Unsecured Notes were guaranteed by essentially all of our U.S. subsidiaries, but were subordinate to borrowings under the ABL Agreement.
7.375% Senior Subordinated Notes
At September 30, 2014, we had $365.0 million face value of 7.375% Senior Subordinated Notes, due on June 1, 2017, outstanding at September 30, 2014. The Senior Subordinated Notes were guaranteed by essentially all of our U.S. subsidiaries, but were subordinate to the borrowings under the ABL Agreement and the Senior Unsecured Notes.

Our corporate credit rating and the credit rating for our debt are presented below.

	Moody’s		Standard & Poor's
	September 30,		September 30,
	2014	2013	2014	2013

Corporate credit rating	B1	B2	BB-	BB-
ABL Agreement	Not rated	Not rated	Not rated	Not rated
8.75% Senior Unsecured Notes	Ba3	B1	BB-	BB-
7.375% Senior Subordinated Notes	B3	Caa1	B	B
Outlook	Stable	Stable	Stable	Stable
Moody's and Standard & Poor's have rated the Term Loan as B2 and BB, respectively.
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
We use letters of credit and surety bonds in the ordinary course of business to ensure the performance of contractual obligations. At September 30, 2014, we had $28.8 million of letters of credit and $42.5 million of surety bonds outstanding.
Contractual Obligations
Our contractual obligations at September 30, 2014 are presented below.

	2015	2016-2017	2018-2019	After 2019	Total
	(in millions)
Long-term debt, including current portion:
Principal payments(1)	$1.2	$366.1	$—	$180.0	$547.3
Interest	42.9	85.5	31.6	15.7	175.7
Operating leases	7.1	10.3	4.8	2.5	24.7
Unconditional purchase obligations(2)	68.6	3.9	—	—	72.5
Other noncurrent liabilities(3)	0.2	—	—	—	0.2
	$120.0	$465.8	$36.4	$198.2	$820.4

(1)
The long-term debt balance at September 30, 2014 is net of $1.7 million of unamortized discount on the 8.75% Senior Unsecured Notes. This does not reflect the subsequent refinancing discussed in Item 9B. OTHER INFORMATION.

(2)	Includes contractual obligations for purchases of raw materials and capital expenditures.

(3)	Consists of obligations for required pension contributions. Actual payments may differ. We have not estimated required pension contributions beyond 2015.

Effect of Inflation; Seasonality
We experience changing price levels primarily related to purchased components and raw materials. Mueller Co. experienced a 2% increase in the average cost per ton of scrap steel and a 2% increase in the average cost of brass ingot purchased in 2014 compared to 2013.  Anvil experienced a 1% increase in the average cost per ton of scrap steel purchased in 2014 compared to 2013. Changes in prices for purchased parts, freight, warehousing, labor, and other factors tended to offset these changes during 2014.
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
Workers Compensation, Defined Benefit Pension Plans, Environmental and Other Long-term Liabilities
We are obligated for various liabilities that will ultimately be determined over what could be a very long future time period. We established the recorded liabilities for such items at September 30, 2014 using estimates for when such amounts will be paid and what the amounts of such payments will be. These estimates are subject to change based on numerous factors, including among others, regulatory changes, technology changes, the investment performance of related assets, longevity of participants, the discount rate used and changes to plan designs.

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
Mueller Co. experienced a 2% increase in the average cost per ton of scrap steel and a 2% increase in the average cost of brass ingot purchased in 2014 compared to 2013.  Anvil experienced a 1% increase in the average cost per ton of scrap steel purchased in 2014 compared to 2013.  Changes in prices for purchased parts, freight, warehousing, labor, and other factors tended to offset these changes during 2014. See “Item 1A. RISK FACTORS-The prices of our purchased components and raw materials can be volatile.”
Interest Rate Risk
At September 30, 2014, we had fixed rate debt of $545.6 million and no variable rate debt. There would be no impact on pre-tax earnings or cash flows resulting from a 100 basis point increase in interest rates on variable rate debt, holding other variables constant. Following our refinancing on November 25, 2014, described in more detail in Item 9B. OTHER INFORMATION, essentially all of our borrowings are LIBOR-based variable rate debt.
Currency Risk
Our principal assets, liabilities and operations outside the U.S. are in Canada, China and Australia. These assets and liabilities are translated into U.S. dollars at currency exchange rates in effect at the end of each period, with the effect of such translation reflected in other comprehensive loss. Our stockholders' equity will fluctuate depending upon the weakening or strengthening of the U.S. dollar against these non-U.S. currencies. Net sales and expenses of these subsidiaries are translated into U.S. dollars at the average currency exchange rate during the period. At September 30, 2014, $63.1 million of our net assets were denominated in non-U.S. currencies.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Report of Independent Registered Public Accounting Firm, our Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements that are filed as part of this annual report are listed under “Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES” and are set forth on pages F-1 through F-45 immediately following the signature pages of this annual report.
Selected quarterly financial data for 2014 and 2013 are provided in Note 18 of the notes to consolidated financial statements.

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
Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this annual report. Based on this evaluation, those officers have concluded that, at September 30, 2014, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We assessed the effectiveness of our internal control over financial reporting at September 30, 2014. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (1992 framework). After doing so, management concluded that, at September 30, 2014, our internal control over financial reporting was effective.
The effectiveness of our internal control over financial reporting at September 30, 2014 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in this annual report.

Item 9B.	OTHER INFORMATION
Debt Retirement
On November 6, 2014, we announced cash tender offers for any and all of our outstanding 7.375% Senior Subordinated Notes (“Senior Subordinated Notes”) and any and all of our outstanding 8.75% Senior Unsecured Notes (“Senior Unsecured Notes”). $247.9 million of the Senior Subordinated Notes, representing 67.9% of the $365.0 aggregate outstanding principal amount of the Senior Subordinated Notes and $170.0 of the Senior Unsecured Notes, representing 94.4% of the $180.0 aggregate outstanding principal amount of the Senior Unsecured Notes were tendered prior to the early tender deadline on November 20, 2014.
On November 25, 2014, we accepted the Senior Subordinated Notes and Senior Unsecured Notes tendered for an aggregate of $370.9 million and $199.0 million, respectively, which included a payment equal to $1,016.04 per $1,000 principal amount of Senior Subordinated Notes and $1,105.68 per $1,000 principal amount of Senior Unsecured Notes tendered plus accrued and unpaid interest. Pursuant to the related consent solicitations, the Senior Subordinated Notes and the Senior Unsecured Notes that remain outstanding were amended to eliminate or modify substantially all restrictive covenants, certain events of default and other provisions originally included in the applicable indenture.
Concurrently with the settlement of the tendered Senior Subordinated Notes, we issued a notice of redemption for the remaining outstanding Senior Subordinated Notes and deposited with the trustee amounts necessary for such redemption on December 20, 2014. Concurrently with the settlement of the tendered Senior Unsecured Notes, we deposited with the trustee amounts necessary to redeem the notes on September 1, 2015. Although the untendered Senior Subordinated Notes and Senior Unsecured Notes will remain outstanding until the applicable redemption dates, as of November 25, 2014, our obligations thereunder have been satisfied and the indentures related thereto have been discharged.
New Term Loan
On November 25, 2014, we entered into entered a $500 million senior secured term loan ( “Term Loan”). The proceeds from the Term Loan were used to refinance and satisfy and discharge our Senior Subordinated Notes and Senior Unsecured Notes. The Term Loan accrues interest at a floating rate equal to LIBOR, subject to a floor of 0.75%, plus 325 basis points, or a base rate (as defined in the Term Loan agreement) plus 225 basis points. We may voluntarily repay amounts borrowed under the Term Loan at any time subject to a 1.0% premium on any amounts prepaid for the primary purpose of refinancing at a reduced interest rate prior to the first anniversary of the Term Loan . The principal amount of the Term Loan is required to be repaid in quarterly installments, commencing in March 2015, of $1.25 million, with the remaining unpaid principal amount of the Term Loan due and payable in full at maturity. The Term Loan has a term of seven years.
The Term Loan contains customary representations and warranties and does not contain any financial maintenance covenants. The Term Loan contains customary affirmative and negative operating covenants applicable to us and our restricted subsidiaries, including, among other things, restrictions on indebtedness, disqualified and preferred stock issuances, restricted payments, dividends, asset sales, transactions with affiliates, liens, fundamental changes, negative pledges, line of business changes and amendments to organizational documents. The Term Loan also includes customary events of default, including but not limited to, the nonpayment of principal or interest, material inaccuracy of representations and warranties, violations of covenants, cross-default to material indebtedness, bankruptcy and insolvency, material adverse judgments and lien priority. Upon an event of default, the lenders may, among other things, accelerate the Term Loan and foreclose on the collateral.
Amendment to ABL Agreement
Concurrent with our entry into the Term Loan, we amended our ABL Agreement and certain security documents related thereto to provide that our obligations under the ABL Agreement, which were previously secured only by a first-priority lien on all of our U.S. receivables and inventory, certain cash and other supporting obligations, will be secured by a second-priority lien on substantially all of our remaining assets.
The foregoing descriptions of the Term Loan and the amendment to our ABL Agreement are only brief descriptions, do not purport to be complete and are qualified in their entirety by reference to the full text of the documents attached to this Form 10-K as Exhibits 10.26 and 10.19.2, respectively, which are incorporated by reference herein.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The name, age at November 15, 2014 and position of each of our current executive officers and directors are presented below.

Name	Age	Position
Gregory E. Hyland	63	Chairman of the board of directors, President and Chief Executive Officer
Keith L. Belknap	56	Senior Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary
Robert D. Dunn	57	Senior Vice President, Human Resources
Thomas E. Fish	60	President, Anvil
Evan L. Hart	49	Senior Vice President and Chief Financial Officer
Robert P. Keefe	60	Senior Vice President and Chief Technology Officer
Kevin G. McHugh	56	Vice President and Controller
Gregory S. Rogowski	55	President, Mueller Co.
Marietta Edmunds Zakas	55	Senior Vice President, Strategy, Corporate Development and Communications
Shirley C. Franklin	69	Director
Thomas J. Hansen	65	Director
Jerry W. Kolb	78	Director
Joseph B. Leonard	71	Director
Mark J. O’Brien	71	Director
Bernard G. Rethore	73	Director
Neil A. Springer	76	Director
Lydia W. Thomas	70	Director
Michael T. Tokarz	65	Director
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
Marietta Edmunds Zakas has been our Senior Vice President, Strategy, Corporate Development and Communications since November 2006. Previously, Ms. Zakas held various positions at Russell Corporation, culminating in her role as Corporate Vice President, Chief of Staff, Business Development and Treasurer. She earned a Bachelor of Arts degree with honors from Randolph-Macon Woman's College (now known as Randolph College), a Master of Business Administration degree from the University of Virginia Darden School of Business and a Juris Doctor from the University of Virginia School of Law. Ms. Zakas is a director of Atlantic Capital Bank and Atlantic Capital Bancshares.
Shirley C. Franklin has been a member of our board of directors since November 2010. Ms. Franklin is the Barbara Jordan visiting professor at the LBJ School of the University of Texas and the Chair of the board of directors and Chief Executive Officer of Purpose Built Communities, Inc., a national non-profit organization established to transform struggling neighborhoods into sustainable communities. She also is Co-Chair of the Atlanta Regional Commission on Homelessness and Chair of the board of directors of the National Center for Civil and Human Rights.  From 2002 to 2010, Ms. Franklin was mayor of Atlanta, Georgia. She is a director of Delta Air Lines, Inc., a provider of air transportation for passengers and cargo. Ms. Franklin earned a Bachelor of Science degree in sociology from Howard University and a Master's degree in sociology from the University of Pennsylvania.
Thomas J. Hansen has been a member of our board of directors since October 2011.  Until March 2012, Mr. Hansen was Vice Chairman of Illinois Tool Works Inc. (“ITW”), a manufacturer of fasteners and components, consumable systems and a variety of specialty products and equipment. He joined ITW in 1980 as sales and marketing manager of the Shakeproof Industrial Products businesses.  From 1998 until May 2006, Mr. Hansen was Executive Vice President of ITW.  He is a past member of the Northern Illinois University Executive Club and the Board of Trustees of MAPI (Manufacturers Alliance).  Mr. Hansen is a director of Terex Corporation, a diversified global manufacturer of a variety of machinery products, and Standex International Corporation, a manufacturer of products and services for diverse industrial market segments.  Mr. Hansen earned a Bachelor of Science degree in marketing from Northern Illinois University and a Master of Business Administration degree from Governors State University.

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
Michael T. Tokarz has been a member of our board of directors since April 2006. Mr. Tokarz has been a non-executive Chairman of the Board of Walter Energy since December 2006. Since February 2002, he has been a member of the Tokarz Group, LLC, an investment company. From January 1996 until February 2002, Mr. Tokarz was a member of the limited liability company that serves as the general partner of Kohlberg Kravis Roberts & Co. L.P., a private equity company. He is a director of IDEX Corporation, CNO Financial Group, Inc. (formerly Conseco, Inc.), an insurance provider, MVC Capital, Inc., a registered investment company and Walter Investment Management Corp. In 2007, he was honored by the Outstanding Directors Exchange as an Outstanding Director of the Year. Mr. Tokarz earned a Bachelor of Arts degree in economics with high distinction and a Master of Business Administration degree in finance from the University of Illinois.

Additional Information
Additional information required by this item will be contained in our definitive proxy statement issued in connection with the 2015 annual meeting of stockholders filed with the SEC within 120 days after September 30, 2014 and is incorporated herein by reference.
Our website address is www.muellerwaterproducts.com. You may read and print our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports from the investor relations section of our website free of charge. These reports are available on our website soon after we file them with or furnish them to the SEC. These reports should also be available through the SEC's website at www.sec.gov.
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
The information required by this item will be contained in our definitive proxy statement issued in connection with the 2015 annual meeting of stockholders and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Except for the information set forth below and the information set forth in Part II, Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES, the information required by this item will be contained in our definitive proxy statement issued in connection with the 2015 annual meeting of stockholders and is incorporated herein by reference.
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

The following table sets forth certain information relating to these equity compensation plans at September 30, 2014.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance
Equity compensation plans approved by stockholders:
2006 Plan	7,165,894	(1) (2)	$6.37	(3)	7,001,763	(4)
ESPP	51,574		—		1,631,229	(5)
Total	7,217,468				8,632,992
Equity compensation plans not approved by stockholders	—		$—		—

(1)
Consists of the maximum number of shares that could to be earned upon exercise or vesting of outstanding stock-based awards granted under the 2006 Plan. This includes 1,358,378 share-settled performance shares that could result in a smaller number of securities being earned depending on Company performance, as described in Note 10 to the consolidated financial statements.

(2)
Includes 48,520 shares representing compensation under a bonus plan. The number of shares of our common stock to be issued was estimated using the closing price of our common stock of $8.28 per share at September 30, 2014.

(3)	Weighted average exercise price of 4,552,235 outstanding stock options.

(4)
The number of shares available for future issuance under the 2006 Plan is 20,500,000 shares less the cumulative number of awards granted under the plan plus the cumulative number of awards canceled under the plan after January 25, 2012. This total reflects the maximum amount of shares that could be earned for which the final number of shares to be earned has not yet been determined.

(5)	The number of shares available for future issuance under the ESPP Plan is 4,000,000 shares less the cumulative number of shares that have been issued under the plan.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be contained in our definitive proxy statement issued in connection with the 2015 annual meeting of stockholders and is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be contained in our definitive proxy statement issued in connection with the 2015 annual meeting of stockholders and is incorporated herein by reference.

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

10.4*	Mueller Water Products, Inc. Form of Notice of Stock Option Grant. Incorporated by reference to Exhibit 10.21 to Mueller Water Products, Inc. Form 10-Q (File no. 001-32892) filed on February 9, 2010.
10.4.1*	Mueller Water Products, Inc. Form of Notice of Stock Option Grant. Incorporated by reference to Exhibit 10.4 to Mueller Water Products, Inc. Form 10-Q (File no. 001-32892) filed on February 7, 2014.

Exhibit no.	Document
10.4.2**	Mueller Water Products, Inc. Form of Notice of Stock Option Grant.
10.5*
Mueller Water Products, Inc. Form of Restricted Stock Unit Award Agreement. Incorporated by reference to Exhibit 10.5 to Mueller Water Products, Inc. Form 10-K (File no. 001-32892) filed on November 29, 2012.

10.5.1*
Mueller Water Products, Inc. Form of Restricted Stock Unit Award Agreement. Incorporated by reference to Exhibit 10.5 to Mueller Water Products, Inc. Form 10-Q (File no. 001-32892) filed on February 7, 2014.

10.5.2**	Mueller Water Products, Inc. Form of Restricted Stock Unit Award Agreement.
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

10.19.1	First Amendment to Credit Agreement, dated December 18, 2012. Incorporated by reference to Exhibit 10.20.1 to Mueller Water Products, Inc. Form 8-K (File no. 001-32892) filed on December 19, 2012.
10.19.2**	Second Amendment to Credit Agreement, dated November 25, 2014.
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

10.22*	Employment Agreement, dated April 1, 2012, between Mueller Water Products, Inc. and Keith L. Belknap
10.22.1*	Executive Change-in-Control Severance Agreement, dated April 1, 2012, between Mueller Water Products, Inc. and Keith L. Belknap
10.23*
Mueller Water Products, Inc. Form of Performance Share Award Agreement for October 1, 2012 to September 30, 2015 award cycle. Incorporated by reference to Exhibit 10.25 to Mueller Water Products, Inc. Form 10-K (File no. 001-32892) filed on November 29, 2012.

10.23.1*	Exhibit A (2013-15 Award Cycle)
10.23.2*	Exhibit A (2014-16 Award Cycle)
10.24*
Mueller Water Products, Inc. Form of Performance Share Award Agreement (Stub Period). Incorporated by reference to Exhibit 10.26 to Mueller Water Products, Inc. Form 10-K (File no. 001-32892) filed on November 29, 2012.

10.24.1*	Exhibit A (2013-14 Award Cycle)
10.25.1*
Mueller Water Products, Inc. Form of Performance Restricted Stock Unit Award Agreement for October 1, 2013 to September 30, 2016 award cycle. Incorporated by reference to Exhibit 10.23 to Mueller Water Products, Inc. Form 10-Q (File no. 001-32892) filed on February 7, 2014.

10.26**
Term Loan Credit Agreement, dated November 25, 2014, among Mueller Water Products, Inc., as borrower, the several lenders from time to time parties thereto, SunTrust Robinson Humphrey, Inc., TD Securities (USA) LLC and Goldman Sachs Lending Partners LLC, as co-documentation agents, and Bank of America, N.A., as administrative agent.

Exhibit no.	Document
12.1**	Computation of Ratio of Earnings to Fixed Charges
14.1*	Code of Business Conduct and Ethics for Mueller Water Products, Inc. Incorporated by reference to Exhibit 14.1 to Mueller Water Products, Inc. Form 10-Q (File no. 00132892) filed on February 7, 2014.
21.1**	Subsidiaries of Mueller Water Products, Inc.
23.1**	Consent of Independent Registered Accounting Firm
31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**
The following financial information from the Annual Report on Form 10-K for the year ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language), (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Other Comprehensive Income, (iii) the Consolidated Statements of Stockholders' Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

_____________________________

*	Management compensatory plan, contract or arrangement

**	Filed with this annual report

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: November 25, 2014

MUELLER WATER PRODUCTS, INC.

By:	/s/ Gregory E. Hyland
Name: Gregory E. Hyland
Title: Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gregory E. Hyland	Chairman of the Board of Directors, President and Chief Executive Officer (principal executive officer)	November 25, 2014
Gregory E. Hyland

/s/ Evan L. Hart	Senior Vice President and Chief Financial Officer (principal financial officer)	November 25, 2014
Evan L. Hart

/s/ Kevin G. McHugh	Vice President and Controller (principal accounting officer)	November 25, 2014
Kevin G. McHugh

/s/ Shirley C. Franklin	Director	November 25, 2014
Shirley C. Franklin

/s/ Thomas J. Hansen	Director	November 25, 2014
Thomas J. Hansen

/s/ Jerry W. Kolb	Director	November 25, 2014
Jerry W. Kolb

/s/ Joseph B. Leonard	Director	November 25, 2014
Joseph B. Leonard

/s/ Mark J. O’Brien	Director	November 25, 2014
Mark J. O’Brien

/s/ Bernard G. Rethore	Director	November 25, 2014
Bernard G. Rethore

/s/ Neil A. Springer	Director	November 25, 2014
Neil A. Springer

/s/ Lydia W. Thomas	Director	November 25, 2014
Lydia W. Thomas

/s/ Michael T. Tokarz	Director	November 25, 2014
Michael T. Tokarz

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Mueller Water Products, Inc.
We have audited the accompanying consolidated balance sheets of Mueller Water Products, Inc. and subsidiaries as of September 30, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended September 30, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mueller Water Products, Inc. and subsidiaries at September 30, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Mueller Water Products, Inc.'s internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated November 25, 2014 expressed an unqualified opinion thereon.
Atlanta, Georgia
November 25, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Mueller Water Products, Inc.

We have audited Mueller Water Products, Inc. and subsidiaries' internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework)(the COSO criteria). Mueller Water Products, Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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
In our opinion, Mueller Water Products, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Mueller Water Products, Inc. and subsidiaries as of September 30, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended September 30, 2014 and our report dated November 25, 2014 expressed an unqualified opinion on those financial statements.

Atlanta, Georgia
November 25, 2014

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,
	2014	2013
	(in millions, except share amounts)
Assets:
Cash and cash equivalents	$161.1	$123.6
Receivables, net	182.1	164.5
Inventories	198.0	208.5
Deferred income taxes	38.6	26.7
Other current assets	44.1	46.1
Total current assets	623.9	569.4
Property, plant and equipment, net	146.3	141.9
Intangible assets	533.6	553.1
Other noncurrent assets	13.3	17.5
Total assets	$1,317.1	$1,281.9

Liabilities and equity:
Current portion of long-term debt	$46.2	$1.3
Accounts payable	116.0	101.2
Other current liabilities	82.2	80.6
Total current liabilities	244.4	183.1
Long-term debt	499.4	599.5
Deferred income taxes	150.4	141.5
Other noncurrent liabilities	71.3	29.6
Total liabilities	965.5	953.7

Commitments and contingencies (Note 16)

Common stock: 600,000,000 shares authorized; 159,760,671 and 158,234,300 shares outstanding at September 30, 2014 and 2013, respectively	1.6	1.6
Additional paid-in capital	1,582.8	1,584.4
Accumulated deficit	(1,173.7)	(1,229.2)
Accumulated other comprehensive loss	(60.7)	(28.6)
Total Company stockholders’ equity	350.0	328.2
Noncontrolling interest	1.6	—
Total equity	351.6	328.2
Total liabilities and equity	$1,317.1	$1,281.9

The accompanying notes are an integral part of the consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended September 30,
	2014	2013	2012
	(in millions, except per share amounts)
Net sales	$1,184.7	$1,120.8	$1,023.9
Cost of sales	836.8	807.6	752.8
Gross profit	347.9	313.2	271.1
Operating expenses:
Selling, general and administrative	220.7	214.4	204.2
Restructuring	3.1	1.5	2.8
Total operating expenses	223.8	215.9	207.0
Operating income	124.1	97.3	64.1
Interest expense, net	49.6	51.7	59.9
Loss on early extinguishment of debt	1.0	1.4	1.5
Income before income taxes	73.5	44.2	2.7
Income tax expense	18.0	8.8	7.9
Income (loss) from continuing operations	55.5	35.4	(5.2)
Income (loss) from discontinued operations, net of tax	—	5.4	(103.2)
Net income (loss)	$55.5	$40.8	$(108.4)

Net income (loss) per basic share:
Continuing operations	$0.35	$0.23	$(0.03)
Discontinued operations	—	0.03	(0.66)
Net income (loss)	$0.35	$0.26	$(0.69)

Net income (loss) per diluted share:
Continuing operations	$0.34	$0.22	$(0.03)
Discontinued operations	—	0.03	(0.66)
Net income (loss)	$0.34	$0.25	$(0.69)

Weighted average shares outstanding:
Basic	159.2	157.7	156.5
Diluted	162.2	160.3	156.5

Dividends declared per share	$0.07	$0.07	$0.07

The accompanying notes are an integral part of the consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year ended September 30,
	2014	2013	2012
	(in millions)
Net income (loss)	$55.5	$40.8	$(108.4)
Other comprehensive income (loss):
Minimum pension liability	(45.1)	55.2	(39.8)
Income tax effects	17.4	6.3	0.4
Foreign currency translation	(4.4)	(2.4)	2.9
Amortization of interest expense on terminated swap contracts	—	—	5.0
Income tax effects	—	—	(2.0)
	(32.1)	59.1	(33.5)
Comprehensive income (loss)	$23.4	$99.9	$(141.9)

The accompanying notes are an integral part of the consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Non-controlling interest	Total
	(in millions)
Balance at September 30, 2011	$1.6	$1,593.2	$(1,161.6)	$(54.2)	$—	$379.0
Net loss	—	—	(108.4)	—	—	(108.4)
Dividends declared	—	(11.0)	—	—	—	(11.0)
Stock-based compensation	—	4.9	—	—	—	4.9
Shares retained for employee taxes	—	(0.5)	—	—	—	(0.5)
Stock issued under stock compensation plans	—	0.7	—	—	—	0.7
Other comprehensive income, net of tax	—	—	—	(33.5)	—	(33.5)
Balance at September 30, 2012	1.6	1,587.3	(1,270.0)	(87.7)	—	231.2
Net income	—	—	40.8	—	—	40.8
Dividends declared	—	(11.0)	—	—	—	(11.0)
Stock-based compensation	—	6.5	—	—	—	6.5
Shares retained for employee taxes	—	(1.5)	—	—	—	(1.5)
Stock issued under stock compensation plans	—	3.1	—	—	—	3.1
Other comprehensive income, net of tax	—	—	—	59.1	—	59.1
Balance at September 30, 2013	1.6	1,584.4	(1,229.2)	(28.6)	—	328.2
Net income (loss)	—	—	55.5	—	(0.1)	55.4
Dividends declared	—	(11.2)	—	—	—	(11.2)
Stock-based compensation	—	8.5	—	—	—	8.5
Shares retained for employee taxes	—	(3.1)	—	—	—	(3.1)
Stock issued under stock compensation plans	—	4.2	—	—	—	4.2
Joint venture capital contributed	—	—	—	—	1.7	1.7
Other comprehensive loss, net of tax	—	—	—	(32.1)	—	(32.1)
Balance at September 30, 2014	$1.6	$1,582.8	$(1,173.7)	$(60.7)	$1.6	$351.6

The accompanying notes are an integral part of the consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended September 30,
	2014	2013	2012
	(in millions)
Operating activities:
Net income (loss)	$55.5	$40.8	$(108.4)
Adjustments to reconcile net income (loss) to net cash provided by operating activities from continuing operations:
(Income) loss from discontinued operations	—	(5.4)	103.2
Depreciation	27.3	27.4	29.7
Amortization	29.4	31.8	30.9
Stock-based compensation	8.6	7.1	5.1
Deferred income taxes	15.6	7.3	7.6
Retirement plans	1.5	4.3	4.6
Loss on early extinguishment of debt	1.0	1.4	1.5
Interest rate swap contracts	—	—	5.0
Other, net	0.7	2.3	3.0
Changes in assets and liabilities, net of acquisitions:
Receivables	(16.9)	0.9	(17.6)
Inventories	11.0	(25.9)	(6.0)
Other assets	3.6	1.8	13.5
Liabilities	10.3	20.3	4.7
Net cash provided by operating activities from continuing operations	147.6	114.1	76.8
Investing activities:
Capital expenditures	(36.9)	(36.5)	(31.4)
Business acquisitions, net of cash acquired	(10.0)	(0.2)	(1.3)
Proceeds from sales of assets	4.7	0.5	0.3
Net cash used in investing activities from continuing operations	(42.2)	(36.2)	(32.4)
Financing activities:
Debt paid	(55.7)	(23.2)	(57.2)
Dividends paid	(11.2)	(11.0)	(11.0)
Common stock issued	4.2	3.1	0.7
Shares retained for employee taxes	(3.1)	(1.5)	(0.5)
Deferred financing fees paid	—	(0.7)	—
Joint venture capital contributed	1.7	—	—
Other	(1.1)	(2.4)	(0.1)
Net cash used in financing activities from continuing operations	(65.2)	(35.7)	(68.1)
Net cash flows from discontinued operations:
Operating activities	—	(4.9)	(43.3)
Investing activities	—	4.5	87.5
Net cash provided by (used in) discontinued operations	—	(0.4)	44.2
Effect of currency exchange rate changes on cash	(2.7)	(1.2)	1.5
Net change in cash and cash equivalents	37.5	40.6	22.0
Cash and cash equivalents at beginning of year	123.6	83.0	61.0
Cash and cash equivalents at end of year	$161.1	$123.6	$83.0

The accompanying notes are an integral part of the consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization
Mueller Water Products, Inc., a Delaware corporation, together with its consolidated subsidiaries, operates in two business segments: Mueller Co. and Anvil. Mueller Co. manufactures valves for water and gas systems, including butterfly, iron gate, tapping, check, knife, plug and ball valves, as well as dry-barrel and wet-barrel fire hydrants and metering systems, and provides leak detection and pipe condition assessment products and services for the water infrastructure industry. Anvil manufactures and sources a broad range of products, including a variety of fittings, couplings, hangers and related products. The “Company,” “we,” “us” or “our” refer to Mueller Water Products, Inc. and its subsidiaries. With regard to the Company's segments, “we,” “us” or “our” may also refer to the segment being discussed.
On July 31, 2014, Mueller Co. acquired a 49% ownership in an industrial valve joint-venture for $1.7 million. Due to substantive control features in the joint-venture agreement, all of its assets, liabilities and results of operations are included in our consolidated financial statements. In 2014, we presented the loss of $0.1 million attributable to noncontrolling interest in selling, general and administrative expenses. Noncontrolling interest is recorded at its carrying value, which approximates fair value.
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
In May 2014, the Financial Accounting Standards Board issued new guidance for the recognition of revenue.  This new guidance applies to us beginning with our first quarter of fiscal 2018 and early adoption is not permitted.  We are in the early stages of evaluating the impact of the adoption of this guidance on our financial statements and related disclosures and we have not yet reached any conclusions.
Shipping and Handling-Costs to ship products to customers are included in cost of sales. Amounts billed to customers, if any, to cover shipping and handling costs are included in net sales.
Stock-based Compensation-Compensation expense for stock-based awards granted to employees and directors is based on the fair value at the grant dates for most of our outstanding stock-based compensation awards, and is based on the fair value at each reporting date for our Phantom Plan and cash-settled performance share awards. See Note 10 for more information regarding our stock-based compensation. Stock-based compensation expense is a component of selling, general and administrative expenses.
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
The following table summarizes information concerning our allowance for doubtful receivables.

	2014	2013	2012
	(in millions)
Balance at beginning of year	$5.3	$5.7	$4.8
Provision charged to expense	—	0.4	0.6
Balances written off, net of recoveries	(0.1)	(0.8)	(0.1)
Other	0.1	—	0.4
Balance at end of year	$5.3	$5.3	$5.7
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
The following table summarizes information concerning our inventory valuation reserves.

	2014	2013	2012
	(in millions)
Balance at beginning of year	$10.6	$12.5	$12.7
Provision charged to expense	2.8	2.4	1.8
Inventory disposed	(4.3)	(4.6)	(2.2)
Other	(0.6)	0.3	0.2
Balance at end of year	$8.5	$10.6	$12.5
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
Direct internal and external costs to implement computer systems and internal-use software are capitalized. Capitalized costs are depreciated over the estimated useful life of the system or software, generally 3 to 6 years, beginning when site installation or module development is complete and ready for use.
Liabilities are recognized at fair value for asset retirement obligations related to plant and landfill closures in the period in which they are incurred and the carrying amounts of the related long-lived assets are correspondingly increased. Over time, the liabilities are accreted to their estimated future values. At September 30, 2014 and 2013, asset retirement obligations were $3.2 million and $3.6 million, respectively.
Accounting for the Impairment of Long-Lived Assets-We test intangible assets that have an indefinite life and goodwill for impairment annually (or more frequently if events or circumstances indicate possible impairment.) We perform our annual impairment testing at September 1. We amortize finite-lived intangible assets over their respective estimated useful lives and review for impairment if events or circumstances indicate possible impairment.

Workers Compensation-Our exposure to workers compensation claims is generally limited to $1 million per incident. Liabilities, including those related to claims incurred but not reported, are recorded principally using annual valuations based on discounted future expected payments and using historical data combined with insurance industry data when historical data is limited. We are indemnified under an agreement with a predecessor to Tyco for all Mueller Co. and Anvil workers compensation liabilities related to incidents that occurred prior to August 16, 1999. See Note 16. We retained U.S. Pipe workers compensation liabilities related to incidents that occurred prior to April 1, 2012, but the Purchaser has agreed to reimburse us for up to $11.8 million in payments we make related to these liabilities. At September 30, 2014, the remaining reimbursements may be up to $6.5 million, which we have recorded on a discounted basis as $1.6 million in other current assets and $4.0 million in other noncurrent assets. See Note 5. On an undiscounted basis, workers compensation liabilities were $17.0 million and $20.0 million at September 30, 2014 and 2013, respectively. On a discounted basis, workers compensation liabilities were $14.7 million and $17.2 million at September 30, 2014 and 2013, respectively.
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
Activity in accrued warranty, reported as part of other current liabilities, is presented below.

	2014	2013	2012
	(in millions)
Balance at beginning of year	$2.8	$1.6	$2.0
Warranty expense	4.1	4.2	1.4
Warranty payments	(4.3)	(3.0)	(1.8)
Balance at end of year	$2.6	$2.8	$1.6
Deferred Financing Fees-Costs of debt financing are charged to expense over the lives of the related financing agreements, which ranged from 5 to 10 years. Remaining costs and the future period over which they would be charged to expense are reassessed when amendments to the related financing agreements or prepayments occur.
Deferred financing fees of $6.7 million at September 30, 2014 were scheduled to amortize as follows: $2.1 million related to the ABL Agreement amortizes on a straight-line basis; $2.8 million related to the Senior Unsecured Notes amortizes using the effective-interest rate method; and $1.8 million related to the Senior Subordinated Notes amortizes using the effective-interest rate method. All such amortization would have been over the remaining term of the respective debt. See Note 7.
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
Our ongoing business operations expose us to commodity price risk and interest rate risk, which we had previously managed to some extent using derivative instruments. We used natural gas swap contracts at U.S. Pipe to manage the price risk associated with purchases of natural gas used in certain of our manufacturing processes and interest rate swap contracts to manage interest rate risk associated with our variable-rate borrowings. During 2010, we terminated all of our remaining interest rate swap contracts and we reclassified expense related to these swap contracts from accumulated other comprehensive loss to interest expense in 2012. We have not initiated any new interest rate swap contracts since then. During 2012, we terminated our remaining natural gas swap contract and have not initiated any new natural gas swap contracts since then.
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
Environmental Expenditures-We capitalize environmental expenditures that increase the life or efficiency of noncurrent assets or that reduce or prevent environmental contamination. We accrue for environmental expenses resulting from existing conditions that relate to past operations when the costs are probable and reasonably estimable. We are indemnified under an agreement with a predecessor to Tyco for certain environmental liabilities that existed at August 16, 1999. See Note 16.
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

Note 3.	Intangible Assets
Intangible assets are presented below.

	September 30,
	2014	2013
	(in millions)
Capitalized external-use software:
Cost	$14.3	$12.2
Accumulated amortization	(5.4)	(4.3)
Net book value	8.9	7.9

Business combination-related:
Cost:
Finite-lived intangible assets:
Technology	80.4	80.1
Customer relationships and other	400.2	398.1
Indefinite-lived intangible assets:
Trade names and trademarks	300.0	300.0
	780.6	778.2
Accumulated amortization:
Technology	(68.1)	(61.5)
Customer relationships and other	(193.2)	(171.5)
	(261.3)	(233.0)
Net book value	519.3	545.2

Goodwill	5.4	—
Total intangible assets net book value	$533.6	$553.1
Direct internal and external costs to develop external-use software are capitalized. Capitalized costs are depreciated over the estimated useful life of the software, beginning when the software is complete and ready for sale. During 2014, we revised our estimate of the useful life of the software to 6 years from 3 years. At September 30, 2014, the remaining weighted-average amortization period for the external-use software was 4.8 years. Amortization expense related to such software assets was $1.1 million, $2.3 million and $1.5 million for 2014, 2013 and 2012, respectively. Amortization expense for each of the next five years is scheduled to be $1.5 million in 2015, $1.8 million in 2016, $1.8 million in 2017, $1.5 million in 2018 and $1.2 million in 2019.
At September 30, 2014, the remaining weighted-average amortization period for the business combination-related finite-lived intangible assets was 9.1 years. Amortization expense related to theses assets was $28.3 million, $29.5 million and $29.4 million for 2014, 2013 and 2012, respectively. Amortization expense for each of the next five years is scheduled to be $27.7 million in 2015, $22.2 million in 2016, $22.2 million in 2017, $22.4 million in 2018 and $22.3 million in 2019.

Note 4.	Acquisition
On July 1, 2014, Mueller Co.'s Henry Pratt unit completed the acquisition of certain assets of Lined Valve Company Inc., a privately-held company, for a final purchase price of $9.7 million. The preliminary fair values of the related assets and liabilities are presented below in millions.

Assets acquired:
Receivables	$1.5
Inventories	1.2
Property, plant and equipment	0.6
Intangible assets	7.5
Other noncurrent assets	0.4
Liabilities:
Accounts payable and other current liabilities	(0.5)
Other noncurrent liabilities	(1.0)
$9.7
Intangible assets consisted of tax-deductible goodwill of $5.4 million and customer relationships and other of $2.1 million that have an estimated useful life of 10.0 years. We believe that the purchase price attributable to goodwill represents the future benefits expected as a result of the acquisition.

Note 5.	Restructuring and Discontinued Operations
In 2014, Mueller Co. changed its approach to the production of certain sizes of iron gate valves. This change resulted in an impairment of the related production equipment of $1.5 million, which is reported as restructuring expense. This charge was based on our internal projections of future cash flows associated with the production equipment.
In 2014, Anvil sold the production equipment and certain inventory at its Bloomington, Minnesota location for an immaterial gain. Anvil also signed a supply agreement with the buyer and terminated the employment of all employees at that location, which resulted in the withdrawal from the only multi-employer pension plan in which the Company had participated. At September 30, 2014, we maintained an accrual for our withdrawal liability of $0.9 million. Also in 2014, Anvil sold certain assets at this location for a gain of $2.5 million, which is included in selling, general and administrative expenses.
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

	2013	2012
	(in millions)
Net sales	$—	$197.0
Cost of sales	—	197.9
Gross loss	—	(0.9)
Operating expenses (income)	(0.5)	4.2
Operating income (loss)	0.5	(5.1)
Interest expense	—	0.3
(Income) loss on sale of discontinued operations	(4.9)	119.7
Income tax benefit	—	(21.9)
Income (loss) from discontinued operations, net of tax	$5.4	$(103.2)

We have retained certain assets, liabilities and activities previously associated with our former U.S. Pipe segment, including ownership of certain real property and retention of pension and workers compensation obligations. Cash flows associated with some of these items are anticipated to continue indefinitely, but they are not clearly and closely related to the future operations of U.S. Pipe under its new owners.

Note 6.	Income Taxes
The components of income (loss) before income taxes are presented below.

	2014	2013	2012
	(in millions)
U.S.	$71.6	$41.0	$(0.1)
Non-U.S.	1.9	3.2	2.8
Income before income taxes	$73.5	$44.2	$2.7
The cumulative amount of undistributed earnings of foreign subsidiaries for which United States income taxes have not been provided was $58.1 million at September 30, 2014. It is not currently practical to estimate the amount of unrecognized United States income taxes that might be payable on the repatriation of these earnings.

Income tax expense (benefit) from continuing operations is presented below.

	2014	2013	2012
	(in millions)
Current:
U.S. federal	$0.1	$0.6	$0.2
U.S. state and local	1.6	0.1	(1.0)
Non-U.S.	0.7	0.8	1.1
	2.4	1.5	0.3
Deferred:
U.S. federal	28.7	6.2	(0.6)
U.S. state and local	(12.8)	1.3	9.0
Non-U.S.	(0.3)	(0.2)	(0.8)
	15.6	7.3	7.6
Income tax expense	$18.0	$8.8	$7.9
The allocations of current income tax expense (benefit) between continuing and discontinued operations are provided below.

	2014	2013		2012
	Continuing operations	Continuing operations	Discontinued operations	Continuing operations	Discontinued operations
	(in millions)
Expense from operations	$30.1	$17.5	$2.1	$1.4	$(48.7)
Valuation allowance-related benefit	(9.6)	(8.5)	(2.1)	6.5	26.7
Other items	(2.5)	(0.2)	—	—	0.1
Income tax expense	$18.0	$8.8	$—	$7.9	$(21.9)

The reconciliation between income tax expense at the U.S. federal statutory income tax rate and reported income tax expense from continuing operations is presented below.

	2014	2013	2012
	(in millions)
Expense at U.S. federal statutory income tax rate of 35%	$25.7	$15.5	$0.9
Adjustments to reconcile to income tax expense:
Federal valuation allowance	(1.2)	(7.8)	—
State income taxes, net of federal benefit	3.6	2.0	(0.8)
State tax rate change	(2.5)	—	—
State valuation allowance, net of federal benefit	(8.4)	(1.1)	5.9
Tax credits	(0.1)	(0.6)	(0.1)
Nondeductible expenses, other than compensation	0.9	0.5	0.7
Foreign income taxes	(0.2)	0.4	(0.3)
Nondeductible compensation	0.8	0.2	1.4
Other	(0.6)	(0.3)	0.2
Income tax expense	$18.0	$8.8	$7.9
Deferred income tax balances are presented below.

	September 30,
	2014	2013
	(in millions)
Deferred income tax assets:
Inventory reserves	$15.2	$17.2
Accrued expenses	15.3	17.2
Pension and other postretirement benefits	20.3	2.4
Stock-based compensation	10.7	9.1
State net operating losses	10.3	13.4
Federal net operating losses and credit carryovers	6.8	37.4
Other	1.9	1.6
	80.5	98.3
Valuation allowance	(0.7)	(10.3)
Total deferred income tax assets, net of valuation allowance	79.8	88.0
Deferred income tax liabilities:
Intangible assets	190.1	199.8
Other	1.5	3.0
Total deferred income tax liabilities	191.6	202.8
Net deferred income tax liabilities	$111.8	$114.8
We reevaluate the need for a valuation allowance against the U.S. deferred tax assets each quarter, considering results to date, projections of taxable income, tax planning strategies and reversing taxable temporary differences.
After inclusion of the tax effect of the loss on the sale of U.S. Pipe in 2012, our net reversing deferred tax credits were insufficient to fully support our deferred tax assets, which include net operating loss carryforwards, and we concluded that a valuation allowance was necessary to reduce our U.S. net reversing deferred tax assets to zero. Accordingly, we recorded income tax expense in 2012 to establish valuation allowances related to deferred tax assets. We allocated a portion of the valuation allowance charge relating to these deferred tax assets at September 30, 2011 to continuing operations, with the remaining valuation allowances charged against minimum pension liability in accumulated other comprehensive loss and to discontinued operations. In the 2014 fourth quarter, we credited to income almost all of the deferred tax valuation allowance based on our expectation of future taxable income.

The allocations of the valuation allowance charge among continuing operations, discontinued operations, and accumulated other comprehensive loss are presented below.

	2014	2013
	(in millions)
Balance at beginning of year	$10.3	$49.2
Decrease allocated to continuing operations	(9.6)	(8.5)
Decrease allocated to discontinued operations	—	(2.1)
Decrease allocated to accumulated other comprehensive loss	—	(27.8)
Expired items	—	(0.5)
Balance at end of year	$0.7	$10.3
Notwithstanding the valuation allowance, our federal and state net operating loss carryforwards remain available to offset future taxable earnings. Our state net operating losses expire between 2015 and 2033. Our federal net operating losses expire between 2031 and 2032.
The following table summarizes information concerning our gross unrecognized tax benefits.

	2014	2013
	(in millions)
Balance at beginning of year	$3.7	$4.3
Increases related to prior year positions	—	0.5
Decreases due to lapse in statute of limitations	(1.0)	(1.1)
Balance at end of year	$2.7	$3.7
Substantially all unrecognized tax benefits would, if recognized, impact the effective tax rate. We recognize interest related to uncertain tax positions as interest expense and recognize any penalties incurred as a component of selling, general and administrative expenses. At September 30, 2014 and 2013, we had $0.7 million and $0.9 million, respectively, of accrued interest expense related to unrecognized tax benefits.
We expect to settle certain state income tax audits within the next 12 months and believe it is reasonably possible that these audit settlements will reduce the gross unrecognized tax benefits by $0.8 million.
The federal income tax returns for Mueller Co. and Anvil are closed for years prior to 2005 and for Mueller Water Products, Inc. for 2007 and 2008. Our 2009 return is closed except to the extent net operating losses from that year are utilized in later years. U.S. Pipe is subject to statute extension agreements that may be applicable to Walter Energy, and we remain liable for any tax related to U.S. Pipe pursuant to the terms of our sale of that segment. See Note 16. During 2012, the IRS completed its audit of our income tax returns filed for 2010, 2009, 2008 and 2007. The IRS audit resulted in zero additional tax liability.
Our state income tax returns are generally closed for years prior to 2007, except to the extent of our state net operating loss carryforwards. Our Canadian income tax returns are generally closed for years prior to 2007. We are currently under audit by several states at various levels of completion. We do not have any material unpaid assessments.

Note 7.	Borrowing Arrangements
On November 25, 2014, we entered into a $500.0 million senior secured term loan (“Term Loan”). The proceeds from the Term Loan, along with other cash, were used to fund the tender and call of our 7.375% Senior Subordinated Notes (“Senior Subordinated Notes”) and 8.75% Senior Unsecured Notes (“Senior Unsecured Notes”), or the satisfaction and discharge of any such notes not tendered or called, in connection with the refinancing of such indebtedness. The Term Loan accrues interest at a floating rate equal to LIBOR, subject to a floor of 0.75%, plus 325 basis points. We may voluntarily repay amounts borrowed under the Term Loan at any time. The principal amount of the Term Loan is required to be repaid in quarterly installments, commencing in March 2015, of $1.25 million. The Term Loan has a term of seven years. The Term Loan is guaranteed by substantially all of our U.S. subsidiaries and secured by essentially all of our assets, though the ABL Agreement described below has a senior claim on certain collateral securing borrowings thereunder.

The Term Loan contains customary representations and warranties and does not contain any financial maintenance covenants. The Term Loan contains customary affirmative and negative operating covenants applicable to us and our restricted subsidiaries, including, among other things, restrictions on indebtedness, disqualified and preferred stock issuances, restricted payments, dividends, asset sales, transactions with affiliates, liens, fundamental changes, negative pledges, line of business changes and amendments to organizational documents. The Term Loan also includes customary events of default, including but not limited to, the nonpayment of principal or interest, material inaccuracy of representations and warranties, violations of covenants, cross-default to material indebtedness, bankruptcy and insolvency, material adverse judgments and lien priority. Upon an event of default, the lenders may, among other things, accelerate the Term Loan and foreclose on the collateral. We believe we were compliant with these covenants at November 25, 2014 and expect to remain in compliance through September 30, 2015.
We paid approximately $50 million in costs related to the refinancing, which resulted in a loss on early extinguishment of debt, including the write-off of all related deferred finance fees and original issue discount, of approximately $31.3 million for the quarter ending December 31, 2014. We expect to capitalize approximately $8 million of these costs, which will be amortized over the term of the Term Loan using the effective interest rate method.
Concurrent with our entry into the Term Loan, we amended our ABL Agreement and certain security documents related thereto to provide that our obligations under the ABL Agreement, which were previously secured by a first-priority lien on all of our U.S. receivables and inventory, certain cash and other supporting obligations, shall be secured by a second-priority lien on substantially all of our remaining assets.
The components of our long-term debt are presented below.

	September 30,
	2014	2013
	(in millions)
ABL Agreement	$—	$—
Senior Subordinated Notes	365.0	420.0
Senior Unsecured Notes	178.3	178.0
Other	2.3	2.8
	545.6	600.8
Less current portion	(46.2)	(1.3)
Long-term debt	$499.4	$599.5
ABL Agreement. At September 30, 2014, our asset based lending agreement (“ABL Agreement”) consisted of a revolving credit facility for up to $225 million of revolving credit borrowings, swing line loans and letters of credit. The ABL Agreement also permits us to increase the size of the credit facility by an additional $150 million in certain circumstances subject to adequate borrowing base availability. We may borrow up to $25 million through swing line loans and may have up to $60 million of letters of credit outstanding.
Borrowings under the ABL Agreement bear interest at a floating rate equal to LIBOR plus a margin ranging from 175 to 225 basis points, or a base rate, as defined in the ABL Agreement, plus a margin ranging from 75 to 125 basis points. At September 30, 2014 the applicable rate was LIBOR plus 175 basis points.
The ABL Agreement terminates on December 18, 2017. We pay a commitment fee for any unused borrowing capacity under the ABL Agreement of either 37.5 basis points per annum or 25 basis points per annum, based on daily average availability during the previous calendar quarter. At September 30, 2014, our commitment fee was 37.5 basis points. Borrowings are not subject to any financial maintenance covenants unless excess availability is less than the greater of $22.5 million and 10% of the aggregate commitments under the ABL Agreement. Excess availability based on September 30, 2014 data, as reduced by outstanding letters of credit and accrued fees and expenses of $29.1 million, was $158.3 million
Senior Unsecured Notes. The Senior Unsecured Notes would have matured on September 1, 2020 and bore interest at 8.75%, paid semi-annually. The Senior Unsecured Notes balance at September 30, 2014 was net of $1.7 million of unamortized discount. The Senior Unsecured Notes were guaranteed by essentially all of our U.S. subsidiaries, but were subordinate to borrowings under the ABL Agreement. Based on quoted market prices, the outstanding Senior Unsecured Notes had a fair value of $193.5 million at September 30, 2014.
During 2013, we redeemed $22.5 million aggregate principal amount of the Senior Unsecured Notes at a redemption price of 103% and recorded a loss on early extinguishment of debt of $1.4 million.

The indenture securing the Senior Unsecured Notes contained customary covenants and events of default, including covenants that limited our ability to incur debt, pay dividends and make investments. We believe we were compliant with these covenants at September 30, 2014 and expected to remain in compliance through September 30, 2015.
Senior Subordinated Notes. The Senior Subordinated Notes would have matured on June 1, 2017 and bore interest at 7.375%, paid semi-annually. Based on quoted market prices, the outstanding Senior Subordinated Notes had a fair value of $369.6 million at September 30, 2014.
On August 29, 2014, we redeemed $55.0 million principal amount of the Senior Subordinated Notes at a redemption price of 101.229%. We recorded a loss on early extinguishment of debt of $1.0 million, including deferred financing costs that were written off.
The indenture securing the Senior Subordinated Notes contained customary covenants and events of default, including covenants that limited our ability to incur debt, pay dividends and make investments. We believe we were compliant with these covenants at September 30, 2014 and expected to remain in compliance through September 30, 2015.
The scheduled maturities of outstanding borrowings outstanding at September 30, 2014 for each of the following years are $46.2 million for 2015, $0.8 million for 2016, $320.3 million for 2017, none for 2018, none for 2019 and $180.0 million after 2019. As a result of the transactions described above, current maturities of outstanding borrowings are $50.0 million in 2015, $5.8 million in 2016, $5.3 million in 2017, $5.0 million in 2018, $5.0 million in 2019 and $476.2 million after 2019.

Note. 8	Retirement Plans
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
We were not required to make, and we did not make, any contributions to our U.S. pension plan in 2014. We currently estimate we will contribute approximately $1 million to our Pension Plans in 2015.
The components of net periodic benefit cost are presented below.

	2014	2013	2012
	(in millions)
Service cost	$1.7	$2.0	$1.8
Interest cost	19.9	18.3	20.2
Expected return on plan assets	(23.8)	(25.1)	(24.0)
Amortization of prior service cost	—	—	0.6
Amortization of net loss	3.5	9.0	6.0
Curtailment / special settlement loss	0.1	0.1	0.2
Costs allocated to discontinued operations	—	—	(1.1)
Other	0.1	—	—
Net periodic benefit cost	$1.5	$4.3	$3.7
Balance sheet information for Pension Plans with accumulated benefit obligations in excess of plan assets is presented below.

	September 30,
	2014	2013
	(in millions)
Projected benefit obligations	$459.9	$390.4
Accumulated benefit obligations	459.9	390.4
Fair value of plan assets	407.6	384.8
Balance sheet information for Pension Plans with accumulated benefit obligations less than plan assets is presented below.

	September 30,
	2014	2013
	(in millions)
Projected benefit obligations	$1.6	$9.2
Accumulated benefit obligations	1.6	9.1
Fair value of plan assets	2.9	10.4

Amounts recognized for our Pension Plans and other postretirement benefit plans are presented below.

	Pension Plans		Other Plans
	2014	2013	2013
	(in millions)
Projected benefit obligations:
Beginning of year	$399.6	$448.3	$0.2
Service cost	1.7	2.0	—
Interest cost	19.9	18.3	—
Actuarial loss (gain)	67.3	(42.5)	—
Benefits paid	(26.0)	(26.0)	(0.2)
Currency translation	(0.8)	(0.5)	—
Decrease in obligation due to curtailment	(0.2)	—	—
End of year	$461.5	$399.6	$—
Accumulated benefit obligations at end of year	$461.5	$399.5	$—
Plan assets:
Beginning of year	$395.2	$387.1	$—
Actual return on plan assets	42.1	34.4	—
Employer contributions	0.1	0.2	0.2
Currency translation	(0.9)	(0.5)	—
Benefits paid	(26.0)	(26.0)	(0.2)
End of year	$410.5	$395.2	$—
Accrued benefit cost at end of year:
Unfunded status	$(51.0)	$(4.4)	$—
Recognized on balance sheet:
Other noncurrent assets	$1.3	$1.3	$—
Other noncurrent liabilities	(52.3)	(5.7)	—
	$(51.0)	$(4.4)	$—
Recognized in accumulated other comprehensive loss, before tax:
Prior year service cost	$0.1	$0.2	$—
Net actuarial loss	119.7	74.5	—
	$119.8	$74.7	$—
Change in actuarial loss (gain) in 2014 is due to actual rates of return on plans assets being lower than projected and the adoption of new mortality tables issued by the Society of Actuaries due to the increasing lifespan of North Americans.
Our U.S. plan comprised 98% of the Pension Plans' obligations and 97% of the Pension Plans' assets at September 30, 2014.
Pension Plan activity in accumulated other comprehensive loss, before tax, in 2014 is presented below, in millions.

Balance at beginning of year	$74.7
Actuarial gain	48.9
Prior year service loss amortization to net periodic cost	(3.5)
Other	(0.3)
Balance at end of year	$119.8

Beginning in 2015, we will amortize amounts in accumulated other comprehensive loss representing unrecognized prior year service cost and unrecognized loss related to our U.S. pension plan over the weighted average life expectancy of the plan's inactive participants instead of the weighted average remaining service period for active participants, as we have done through 2014. We do not expect the effect of this change to be material to our consolidated financial statements. The components of accumulated other comprehensive loss related to pension that we expect to amortize into net periodic benefit cost in 2015 are presented below, in millions.

Amortization of unrecognized prior year service cost	$—
Amortization of unrecognized loss	3.2
$3.2
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
A summary of key assumptions for our pension and other postretirement benefit plans is below.

	Pension Plans			Other Plans
	2014	2013	2012	2013	2012
Weighted average used to determine benefit obligations:
Discount rate	4.49%	5.16%	4.21%	n/a	4.22%
Rate of compensation increases	3.50	3.50	3.50	n/a	n/a
Weighted average used to determine net periodic cost:
Discount rate	5.16%	4.21%	5.66%	n/a	5.69%
Expected return on plan assets	6.24	6.71	6.95	n/a	n/a
Rate of compensation increases	3.50	3.50	3.50	n/a	n/a
Assumed discount rates, expected return on plan assets and salary increases affect the amounts reported for the Pension Plans. The effects of a one-percentage-point change in the trend rate for these assumptions are below.

	1 Percentage point increase	1 Percentage point decrease
	(in millions)
Discount rate:
Effect on pension service and interest costs	$(0.1)	$0.7
Effect on pension benefit obligations	(50.3)	61.8
Effect on 2015 service and interest costs	(0.5)	0.5
Expected return on plan assets:
Effect on 2015 service and interest costs	(4.0)	4.0

We maintain a single trust to hold the assets of the U.S. pension plan. During 2013, the strategic asset allocation was adjusted to 40% equity investments from 60% equity investments. This trust's strategic asset allocations, tactical range at September 30, 2014 and actual asset allocations are presented below.

	Strategic asset allocation				Actual asset allocations at
					September 30,
		Tactical range			2014	2013	2012
Equity investments:
Large capitalization stocks	26%
Small capitalization stocks	5
International stocks	9
	40	30	-	50%	40%	40%	59%
Fixed income investments	60	50	-	70	59	59	39
Cash	—	0	-	5	1	1	2
	100%				100%	100%	100%
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

The assets of the Pension Plans by level within the fair value hierarchy are presented below.

	September 30, 2014
	Level 1	Level 2	Total
	(in millions)
Equity:
Large cap stocks:
Large cap growth funds	$—	$31.5	$31.5
Large cap index funds	—	35.9	35.9
Large cap value funds	—	15.3	15.3
Small cap stocks:
Small cap growth funds	—	18.5	18.5
International stocks:
Mutual funds	45.9	—	45.9
International funds	—	15.4	15.4
Total equity	45.9	116.6	162.5
Fixed income	—	243.5	243.5
Cash and cash equivalents	4.5	—	4.5
	$50.4	$360.1	$410.5

	September 30, 2013
	Level 1	Level 2	Total
	(in millions)
Equity:
Large cap stocks:
Large cap growth funds	$—	$31.7	$31.7
Large cap index funds	—	26.1	26.1
Large cap value funds	—	16.3	16.3
Large cap growth mutual funds	16.1	—	16.1
Small cap stocks:
Small cap growth funds	—	23.5	23.5
International stocks:
Mutual funds	31.5	—	31.5
International funds	—	15.7	15.7
Total equity	47.6	113.3	160.9
Fixed income	—	229.8	229.8
Cash and cash equivalents	4.5	—	4.5
	$52.1	$343.1	$395.2
Our estimated future pension benefit payments are presented below in millions.

2015	$27.6
2016	26.8
2017	27.0
2018	27.3
2019	27.5
2020-2024	141.0
Defined Contribution Retirement Plans-Certain of our employees participate in defined contribution 401(k) plans or similar non-U.S plans. We make matching contributions as a function of employee contributions. Matching contributions were $5.6 million, $5.1 million and $4.7 million during 2014, 2013 and 2012, respectively.

Note 9.	Capital Stock
Common stock share activity is presented below.

Shares outstanding at September 30, 2011	155,793,612
Exercise of stock options	8,552
Exercise of employee stock purchase plan instruments	339,242
Vesting of restricted stock units, net of shares withheld for taxes	699,242
Shares outstanding at September 30, 2012	156,840,648
Exercise of stock options	384,475
Exercise of employee stock purchase plan instruments	290,173
Vesting of restricted stock units, net of shares withheld for taxes	719,004
Shares outstanding at September 30, 2013	158,234,300
Exercise of employee stock purchase plan instruments	204,360
Exercise of stock options	587,964
Vesting of restricted stock units, net of shares withheld for taxes	734,047
Shares outstanding at September 30, 2014	159,760,671

Note 10.	Stock-based Compensation Plans
The effect of stock-based compensation on our statements of operations is presented below.

	2014	2013	2012
	(in millions, except per share data)
Decrease in operating income	$13.2	$11.4	$6.0
Decrease in net income or increase in net loss	8.1	6.9	3.5
Effect on earnings or loss per basic share	0.05	0.04	0.02
Effect on earnings or loss per diluted share	0.05	0.04	0.02
We excluded 1,103,845 and 1,387,198 instruments from the calculation of diluted earnings per share for 2014 and 2013, respectively, because the effect of including them would have been antidilutive. We recorded a net loss for 2012, therefore, all stock-based compensation instruments were excluded from the diluted loss per share calculation since their inclusion would have been antidilutive.
At September 30, 2014, there was approximately $3.2 million of unrecognized compensation expense related to stock-based awards not yet vested. We expect to recognize this expense over a weighted average life of approximately 1.10 years.
The Mueller Water Products, Inc. 2006 Stock Incentive Plan (“2006 Plan”) authorizes an aggregate of 20,500,000 shares of common stock that may be granted through the issuance of stock-based awards. Any awards canceled are available for reissuance. Generally, all of our employees and members of our board of directors are eligible to participate in the 2006 Plan. At September 30, 2014, 7,001,763 shares of common stock were available for future grants of awards under the 2006 Plan. This total assumes that the maximum number of shares will be earned for awards for which the final number of shares to be earned has not yet been determined.
An award granted under the 2006 Plan vests at such times and in such installments as set by the Compensation and Human Resources Committee of the board of directors, but no award will be exercisable after the ten-year anniversary of the date on which it is granted. Management expects some instruments will be forfeited prior to vesting. Grants to members of our board of the directors are expected to vest fully. Based on historical forfeitures, we expect grants to others to be forfeited at an annual rate of 2%.
Restricted Stock Units. Depending on the specific terms of each award, restricted stock units generally vest on the three-year anniversary of the grant date, or ratably over the life of the award, usually three years, on each anniversary date of the original grant. Restricted stock units granted since November 2007 also vest upon the Retirement (as defined in the 2006 Plan) of a participant. Compensation expense for restricted stock units is recognized between the grant date and the vesting date (or the date on which a participant becomes Retirement-eligible, if sooner) on a straight-line basis for each tranche of each award. Fair values of restricted stock units are determined using the closing price of our common stock on the respective dates of grant.

Restricted stock unit activity under the 2006 Plan is summarized below.

	Restricted stock units	Weighted average grant date fair value per unit	Weighted average remaining contractual term (years)	Aggregate intrinsic value (millions)
Outstanding at September 30, 2011	2,065,766	$6.11	1.6
Granted	1,406,318	2.19
Vested	(867,451)	5.44		$2.2
Cancelled	(180,871)	5.33
Outstanding at September 30, 2012	2,423,762	4.13	1.0
Granted	509,338	5.37
Vested	(995,037)	4.77		5.6
Cancelled	(12,723)	12.28
Outstanding at September 30, 2013	1,925,340	4.30	0.9
Granted	381,012	8.51
Vested	(1,099,591)	4.94		9.4
Cancelled	—	—
Outstanding at September 30, 2014	1,206,761	$5.04	0.7
Performance Shares. Performance-based restricted stock units ("PRSUs") represent a target number of units that may be paid out at the end of a multi-year award cycle consisting of annual performance periods coinciding with our fiscal years. As determined at the date of grant, PRSUs may settle in cash-value equivalent of, or directly in, shares of our common stock. Settlement will range from zero to two times the number of PRSUs granted, depending on our financial performance against predetermined targets. Performance goals are established within 90 days of the beginning of each performance period by the Compensation and Human Resources Committee of our board of directors ("Committee"). At the end of each annual performance period, the Committee certifies performance against the applicable performance targets. PRSUs do not convey voting rights or earn dividends. PRSUs vest on the last day of an award cycle, unless vested sooner due to a "Change of Control" of the Company, or the death, disability or Retirement of a participant.
The 243,992 cash-settled PRSUs granted in 2013 will settle in December 2014. Outstanding cash-settled PRSUs had a fair value of $8.28 per share at September 30, 2014 and our liability for cash-settled PRSUs was $4.0 million at September 30, 2014. Compensation expense for cash-settled PRSU's has been recognized over the applicable performance periods based on the estimated performance factor and the closing price of our common stock at each balance sheet date.

The stock-settled PRSUs granted in 2013 and 2014 will be settled in November 2015 and December 2016, respectively. Compensation expense for stock-settled PRSU's is recognized over the applicable performance periods based on the estimated performance factors and the closing price of our common stock on the date each performance goal is established. The stock prices used to value the awards were $5.22 for the 2013 performance period and $8.52 for the 2014 performance period. Stock-settled PRSUs activity under the 2006 Plan is summarized below.

Award date	Performance period	Units awarded	Shares earned
November 27, 2012	2013	135,553	271,106
	2014	135,553	271,106
	2015	135,552	—
December 3, 2013	2014	90,841	181,682
	2015	90,841	—
	2016	90,849	—
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

	Options	Weighted average exercise price per option	Weighted average remaining contractual term (years)	Aggregate intrinsic value (millions)
Outstanding at September 30, 2011	5,625,133	$6.74	7.5	$—
Granted	677,117	2.18
Exercised	(8,552)	3.59		—
Cancelled	(771,088)	5.97
Outstanding at September 30, 2012	5,522,610	6.30	6.8	3.5
Granted	125,780	5.91
Exercised	(384,475)	4.97		1.2
Cancelled	(139,209)	12.52
Outstanding at September 30, 2013	5,124,706	6.22	5.9	14.6
Granted	86,904	8.58
Exercised	(587,964)	4.61		—
Cancelled	(71,411)	12.92
Outstanding at September 30, 2014	4,552,235	$6.37	5.0	$13.6

Exercisable at September 30, 2014	4,151,589	$6.56	4.8	$12.0

Expected to vest after September 30, 2014	400,136	$4.32	7.9	$1.6

Stock option exercise prices are equal to the closing price of our common stock on the relevant grant date. The ranges of exercise prices for stock options outstanding at September 30, 2014 are summarized below.

Exercise price			Options	Weighted average exercise price	Weighted average remaining contractual term (years)	Exercisable options	Weighted average exercise price
$0.00	-	$4.99	1,803,311	$3.23	6.4	1,565,034	$3.37
$5.00	-	$9.99	1,801,805	5.85	5.0	1,639,436	5.70
$10.00	-	$14.99	656,276	11.84	2.7	656,276	11.84
$15.00	-	$20.99	290,843	16.71	1.8	290,843	16.71
			4,552,235	$6.37	5.0	4,151,589	$6.56
Compensation expense attributed to stock options is based on the fair value of the awards on their respective grant dates, as determined using a Black-Scholes model. The weighted average grant-date fair values of stock options granted and the weighted average assumptions used to determine these fair values are indicated below.

	2014	2013	2012
Grant-date fair value	$5.13	$5.91	$1.31
Risk-free interest rate	2.44%	1.63%	1.74%
Dividend yield	1.10%	2.17%	1.97%
Expected life (years)	8.0	8.0	8.0
Expected annual volatility	0.6386	0.6696	0.7342
The risk-free interest rate is based on the U.S. Treasury zero-coupon yield in effect at the grant date with a term equal to the expected life. The expected dividend yield is based on our estimated annual dividend and stock price history at the grant date. The expected term represents the period of time the awards are expected to be outstanding.
Employee Stock Purchase Plan. The Mueller Water Products, Inc. 2006 Employee Stock Purchase Plan (“ESPP”) authorizes the sale of up to 4,000,000 shares of our common stock to employees. Generally, all full-time, active employees are eligible to participate in the ESPP, subject to certain restrictions. Employee purchases are funded through payroll deductions, and any excess payroll withholdings are returned to the employee. The price for shares purchased under the ESPP is the lower of 85% of closing price on the first day or the last day of the offering period. At September 30, 2014, 1,631,229 shares were available for issuance under the ESPP.

Phantom Plan. In 2012, the Company adopted the Mueller Water Products, Inc. Phantom Plan (“Phantom Plan”). The Phantom Plan awards were awarded to certain non-officer employees. Outstanding phantom awards vest ratably on each anniversary date of the original grant for three years. Compensation expense for Phantom Plan awards is charged against income on a straight-line basis for each tranche of each award based on the closing price of our common stock at each balance sheet date. Phantom Plan awards are payable in cash and recorded as liability awards. The outstanding Phantom Plan awards had a fair value of $8.28 per award at September 30, 2014 and our liability for such awards was $3.4 million. Phantom Plan activity for 2014 is summarized below.

	Phantom Plan units	Weighted average grant date fair value per unit	Weighted average remaining contractual term (years)	Aggregate intrinsic value (millions)
Outstanding at September 30, 2011	—
Granted	358,866	$2.03
Vested	—			$—
Cancelled	—	—
Outstanding at September 30, 2012	358,866	2.03	1.2
Granted	382,605	5.22
Vested	(119,637)			0.7
Cancelled	(12,852)	2.03
Outstanding at September 30, 2013	608,982	4.03	1.0
Granted	304,815	8.52
Vested	(240,739)			2.1
Cancelled	(29,770)	5.29
Outstanding at September 30, 2014	643,288	$6.22	0.8

Note 11.	Supplemental Balance Sheet Information
Selected supplemental balance sheet information is presented below.

	September 30,
	2014	2013
	(in millions)
Inventories:
Purchased components and raw material	$72.0	$75.4
Work in process	34.5	38.6
Finished goods	91.5	94.5
	$198.0	$208.5
Other current assets:
Maintenance and repair tooling	$22.6	$22.5
Income taxes	13.0	14.9
U.S. Pipe-related workers' compensation and other reimbursements	1.6	2.2
Other	6.9	6.5
	$44.1	$46.1
Property, plant and equipment:
Land	$9.6	$10.6
Buildings	78.0	75.5
Machinery and equipment	332.9	305.7
Construction in progress	18.7	19.6
	439.2	411.4
Accumulated depreciation	(292.9)	(269.5)
	$146.3	$141.9
Other current liabilities:
Compensation and benefits	$39.5	$37.3
Customer rebates	16.9	15.5
Interest	10.7	12.0
Taxes other than income taxes	4.7	5.0
Warranty	2.6	2.8
Income taxes	0.7	1.3
Restructuring	0.9	—
Environmental	0.1	0.2
Other	6.1	6.5
	$82.2	$80.6

Note 12.	Supplemental Statement of Operations Information
Selected supplemental statement of operations information is presented below.

	2014	2013	2012
	(in millions)
Included in selling, general and administrative expenses:
Research and development	$14.4	$14.8	$12.7
Advertising	$4.7	$5.0	$4.9
Interest expense, net:
7.375% Senior Subordinated Notes	$30.6	$31.0	$31.0
8.75% Senior Unsecured Notes	16.0	16.8	19.3
Deferred financing fees amortization	2.0	2.0	2.3
ABL Agreement	1.2	1.5	3.2
Interest rate swap contracts	—	—	5.0
Other interest expense	0.2	0.7	(0.6)
	50.0	52.0	60.2
Interest income	(0.4)	(0.3)	(0.3)
	$49.6	$51.7	$59.9

Note 13.	Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss is presented below.

	Foreign currency translation	Minimum pension liability, net of tax	Total
		(in millions)
Balance at September 30, 2013	$6.8	$(35.4)	$(28.6)
Current period other comprehensive loss	(4.4)	(27.7)	(32.1)
Balance at September 30, 2014	$2.4	$(63.1)	$(60.7)

Note 14.	Supplemental Cash Flow Information
The impact these transactions had on our consolidated balance sheets is presented below.

	September 30,
	2014	2013	2012
	(in millions)
Pension and other postretirement plans:
Increase (decrease) in other noncurrent assets	$—	$0.3	$(0.1)
Decrease (increase) in other noncurrent liabilities	(25.5)	51.5	(36.2)
Decrease (increase) in other current liabilities	0.1	—	0.3
Decrease (increase) in deferred tax liabilities	9.8	(20.1)	(0.6)
Decrease (increase) in accumulated other comprehensive loss	15.6	(31.7)	36.6
	$—	$—	$—
Cash paid (received), net:
Interest	$48.7	$49.1	$53.3
Income taxes	$2.6	$0.7	$(6.9)

Note 15.	Segment Information
Our operations consist of two business segments: Mueller Co. and Anvil. These segments are organized primarily based on products sold and customers served and are consistent with how the segments are managed, how resources are allocated and how information is used by the chief operating decision maker. Mueller Co. manufactures valves for water and gas systems including butterfly, iron gate, tapping, check, knife, plug and ball valves, dry-barrel and wet-barrel fire hydrants and metering, leak detection, pipe condition assessment and other products and services for the water infrastructure industry. Anvil manufactures and sources a broad range of products including a variety of fittings, couplings, hangers and related products.
Segment results are not reflective of their results on a stand-alone basis. Intersegment sales and transfers are made at selling prices generally intended to cover costs. The determination of segment results excludes certain corporate expenses designated as Corporate because they are not directly attributable to segment operations. Consolidated interest, loss on early extinguishment of debt and income taxes are not allocated to the segments. Corporate expenses include those costs incurred by our corporate function, such as accounting, treasury, risk management, human resources, legal, tax and other administrative functions and also costs associated with assets and liabilities retained following the sale of U.S. Pipe. Corporate assets principally consist of cash, income tax assets, assets related to the sale of our former U.S. Pipe segment and deferred financing fees. Segment assets consist primarily of receivables, inventories, property, plant and equipment and intangible assets.
Geographical area information is presented below.

	United States	Canada	Other	Total
	(in millions)
Net sales:
2014	$1,040.7	$101.0	$43.0	$1,184.7
2013	971.0	101.5	48.3	1,120.8
2012	872.3	112.4	39.2	1,023.9
Property, plant and equipment, net:
September 30, 2014	$138.5	$4.3	$3.5	$146.3
September 30, 2013	133.6	4.7	3.6	141.9
Approximately 39% of our 2014 gross sales were to our 10 largest customers, and approximately 24% of our 2014 gross sales were to our two largest customers, Ferguson Enterprises, Inc. (“Ferguson Enterprises”) and HD Supply, Inc. (“HD Supply”). Sales to Ferguson Enterprises comprised approximately 13%, 12% and 12% of our total gross sales during 2014, 2013 and 2012, respectively. In 2014, Ferguson Enterprises accounted for approximately 16% and 8% of gross sales for Mueller Co and Anvil, respectively. Receivables from Ferguson Enterprises totaled $25.7 million and $22.9 million at September 30, 2014 and 2013, respectively. Sales to HD Supply comprised approximately 11%, 11% and 10% of our total gross sales during 2014, 2013, and 2012, respectively. In 2014, HD Supply accounted for approximately 15% and 4% of gross sales for Mueller Co. and Anvil, respectively. Receivables from HD Supply totaled $17.7 million and $24.4 million at September 30, 2014 and 2013, respectively.

Summarized financial information for our segments is presented below.

	Mueller Co.	Anvil	Corporate	Total
	(in millions)
Net sales, excluding intercompany:
2014	$783.3	$401.4	$—	$1,184.7
2013	729.5	391.3	—	1,120.8
2012	652.4	371.5	—	1,023.9
Intercompany sales:
2014	$6.7	$0.1	$—	$6.8
2013	7.4	0.1	—	7.5
2012	7.3	0.1	—	7.4
Operating income (loss):
2014	$122.3	$41.3	$(39.5)	$124.1
2013	91.3	40.2	(34.2)	97.3
2012	57.7	37.3	(30.9)	64.1
Depreciation and amortization:
2014	$42.1	$14.2	$0.4	$56.7
2013	44.6	14.2	0.4	59.2
2012	45.7	14.3	0.6	60.6
Restructuring:
2014	$2.2	$0.9	$—	$3.1
2013	1.5	0.1	(0.1)	1.5
2012	2.5	0.3	—	2.8
Capital expenditures:
2014	$24.9	$11.6	$0.4	$36.9
2013	24.0	12.3	0.2	36.5
2012	20.0	11.4	—	31.4
Total assets:
September 30, 2014	$835.8	$263.9	$217.4	$1,317.1
September 30, 2013	846.8	259.6	175.5	1,281.9
Intangible assets, net:
September 30, 2014	$475.7	$57.9	$—	$533.6
September 30, 2013	491.6	61.5	—	553.1
Note 16.Commitments and Contingencies
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
In addition, the IRS previously issued a Notice of Proposed Deficiency assessing additional tax of $82.2 million for the fiscal years ended May 31, 2000 through December 31, 2005. Walter Energy filed a formal protest with the IRS, but had not reached a final resolution with the Appeals Division at September 30, 2014. The unresolved issues relate primarily to Walter Energy's method of recognizing revenue on the sale of homes and related interest on the installment notes receivable. The items at issue relate primarily to the timing of revenue recognition and consequently, should the IRS prevail on its positions, Walter Energy's financial exposure should be limited to interest and penalties. As a matter of law, we are jointly and severally liable for any final tax determination for any year in which any of our subsidiaries were members of the Walter Energy consolidated group, which means that we would be liable in the event Walter Energy is unable to pay any amounts owed. Walter Energy has disclosed that it believes its filing positions have substantial merit and that it intends to defend vigorously any claims asserted.
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
In accordance with the income tax allocation agreement, Walter Energy used certain tax assets of one of our predecessors in its calendar 2006 tax return for which payment to us is required. The income tax allocation agreement only requires Walter Energy to make the payment upon realization of the tax benefit by receiving a refund or otherwise offsetting taxes due. Walter Energy currently owes us $11.6 million, which includes recent tax audit and amended tax return adjustments, that is payable pending completion of an IRS audit of Walter Energy's 2006 tax year and the related refund of tax from that year. This receivable is included in other current assets at September 30, 2014.
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
Other Matters. Anvil is in a dispute with Victaulic Company (“Victaulic”) regarding two patents held by Victaulic, U.S. Patent 7,086,131 (the “131 Patent”) and U.S. Patent 7,712,796 (the “796 Patent” and collectively with the 131 Patent, the “U.S. Patents”), which Anvil believes are invalid. The U.S. Patents potentially relate to a coupling product currently manufactured and marketed by Anvil. Anvil filed multiple reexamination requests with the U.S. Patent and Trademark Office (the “PTO”) regarding the U.S. Patents, and the PTO granted the requests. Although the PTO examiner initially invalidated most of the claims of the 796 Patent, the PTO examiner affirmed the validity of the 796 Patent in September 2014. In October 2014, the PTO examiner rejected the original claim of the 131 Patent, but indicated the allowance of newly added claims that appear substantially similar to those included in the 796 Patent. The final PTO decisions with respect to the U.S. Patents will likely be appealed by Anvil and/or Victaulic. Relatedly, Anvil and Victaulic are engaged in lawsuits in the U.S. District Court for the Northern District of Georgia and in the Federal Court of Toronto, Ontario, Canada. The Georgia District Court litigation has been stayed pending the final outcome of the ongoing reexaminations of the U.S. Patents by the PTO. Although Anvil intends to continue to vigorously contest the validity of the U.S. Patents, as well as Victaulic’s related patents in Canada, and to defend itself against any counterclaims made by Victaulic, the probability of a favorable or unfavorable outcome with respect to these proceedings is unknown. Any number of potential outcomes is possible due to the multiple claims associated with the proceedings, each of which is in different stages and subject to appeal. Further, there are a number of highly complex factual and technical issues involved, and it is uncertain whether a favorable or unfavorable result with respect to a particular ruling or proceeding will impact the other matters in controversy. Accordingly, we have not recorded any accrual with respect to these proceedings and a range of liability is not reasonably estimable.
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

Operating Leases. We maintain operating leases primarily for equipment and facilities. Rent expense was $9.3 million, $8.4 million and $8.4 million for 2014, 2013 and 2012, respectively. Future minimum payments under non-cancellable operating leases are $7.1 million, $5.8 million, $4.5 million, $2.8 million and $2.0 million during 2015, 2016, 2017, 2018 and 2019, respectively. Total minimum payments due beyond 2019 are $2.5 million.

Note 17.	Subsequent Events
On November 25, 2014, we refinanced our long-term debt through a series of transactions. We retired our Senior Subordinated Notes and Senior Unsecured Notes and entered into a new Term Loan, as described in more detail in Note 7.
On October 22, 2014, our board of directors declared a dividend of $0.0175 per share on our common stock, payable on or about November 20, 2014 to stockholders of record at the close of business on November 10, 2014.

Note 18.	Quarterly Consolidated Financial Information (Unaudited)

	Quarter
	Fourth	Third	Second	First
	(in millions, except per share amounts)
2014:
Net sales	$320.7	$318.5	$288.1	$257.4
Gross profit	$101.3	$97.3	$82.2	$67.1
Operating income	$43.0	$41.8	$25.3	$14.0
Net income	$26.2	$18.5	$9.7	$1.1

Net income per basic share(1)	$0.16	$0.12	$0.06	$0.01

Net income per diluted share(1)	$0.16	$0.11	$0.06	$0.01

2013:
Net sales	$293.2	$299.4	$283.1	$245.1
Gross profit	$88.8	$90.0	$77.3	$57.1
Operating income	$33.2	$32.9	$24.3	$6.9

Income (loss) from continuing operations	$16.8	$16.0	$7.6	$(5.0)
Income (loss) from discontinued operations	(3.3)	(1.9)	(1.4)	12.0
Net income	$13.5	$14.1	$6.2	$7.0

Net income per basic share(1):
Continuing operations	$0.11	$0.10	$0.05	$(0.03)
Discontinued operations	(0.02)	(0.01)	(0.01)	0.07
Net income	$0.09	$0.09	$0.04	$0.04

Net income (loss) per diluted share(1):
Continuing operations	$0.10	$0.10	$0.05	$(0.03)
Discontinued operations	(0.02)	(0.01)	(0.01)	0.07
Net income	$0.08	$0.09	$0.04	$0.04

(1)	The sum of the quarterly amounts may not equal the full year amount due to rounding.

Note 19.	Consolidating Guarantor and Non-Guarantor Financial Information
The following information is included as a result of the guarantee by certain of our 100% owned U.S. subsidiaries (“Guarantor Companies”) of the Senior Unsecured Notes and the Senior Subordinated Notes. None of our other subsidiaries or our industrial valve joint venture guarantee the Senior Unsecured Notes and the Senior Subordinated Notes. Each of the guarantees is joint and several and full and unconditional. Guarantor Companies are listed below.

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
The consolidating statements of cash flows below present intercompany cash transfers as financing or investing cash flows, rather than as operating cash flows as was previously our practice. The prior years' presentations have been revised to conform to the current year presentation.

Mueller Water Products, Inc. and Subsidiaries
Consolidating Balance Sheet
September 30, 2014

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
			(in millions)
Assets:
Cash and cash equivalents	$125.5	$(2.1)	$37.7	$—	$161.1
Receivables, net	0.1	166.4	15.6	—	182.1
Inventories	—	187.4	10.6	—	198.0
Deferred income taxes	38.0	—	0.6	—	38.6
Other current assets	16.5	26.0	1.6	—	44.1
Total current assets	180.1	377.7	66.1	—	623.9
Property, plant and equipment	1.5	137.0	7.8	—	146.3
Intangible assets	—	531.6	2.0	—	533.6
Other noncurrent assets	11.7	0.3	1.3	—	13.3
Investment in subsidiaries	263.2	41.3	—	(304.5)	—
Intercompany accounts	882.7	—	—	(882.7)	—
Total assets	$1,339.2	$1,087.9	$77.2	$(1,187.2)	$1,317.1
Liabilities and equity:
Current portion of long-term debt	$45.0	$1.2	$—	$—	$46.2
Accounts payable	4.5	105.0	6.5	—	116.0
Other current liabilities	29.9	48.9	3.4	—	82.2
Total current liabilities	79.4	155.1	9.9	—	244.4
Long-term debt	498.3	1.1	—	—	499.4
Deferred income taxes	149.9	—	0.5	—	150.4
Other noncurrent liabilities	63.8	6.5	1.0	—	71.3
Intercompany accounts	196.2	662.0	24.5	(882.7)	—
Total liabilities	987.6	824.7	35.9	(882.7)	965.5
Equity	351.6	263.2	41.3	(304.5)	351.6
Total liabilities and equity	$1,339.2	$1,087.9	$77.2	$(1,187.2)	$1,317.1

Mueller Water Products, Inc. and Subsidiaries
Consolidating Balance Sheet
September 30, 2013

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
			(in millions)
Assets:
Cash and cash equivalents	$86.6	$(2.3)	$39.3	$—	$123.6
Receivables, net	0.1	150.4	14.0	—	164.5
Inventories	—	195.3	13.2	—	208.5
Deferred income taxes	26.3	—	0.4	—	26.7
Other current assets	18.2	25.7	2.2	—	46.1
Total current assets	131.2	369.1	69.1	—	569.4
Property, plant and equipment	1.5	132.0	8.4	—	141.9
Intangible assets	—	551.3	1.8	—	553.1
Other noncurrent assets	16.0	0.2	1.3	—	17.5
Investment in subsidiaries	155.2	39.2	—	(194.4)	—
Intercompany accounts	882.7	—	—	(882.7)	—
Total assets	$1,186.6	$1,091.8	$80.6	$(1,077.1)	$1,281.9
Liabilities and equity:
Current portion of long-term debt	$—	$1.3	$—	$—	$1.3
Accounts payable	4.6	90.0	6.6	—	101.2
Other current liabilities	29.7	46.6	4.3	—	80.6
Total current liabilities	34.3	137.9	10.9	—	183.1
Long-term debt	598.0	1.5	—	—	599.5
Deferred income taxes	140.9	—	0.6	—	141.5
Other noncurrent liabilities	21.3	7.5	0.8	—	29.6
Intercompany accounts	63.9	789.7	29.1	(882.7)	—
Total liabilities	858.4	936.6	41.4	(882.7)	953.7
Equity	328.2	155.2	39.2	(194.4)	328.2
Total liabilities and equity	$1,186.6	$1,091.8	$80.6	$(1,077.1)	$1,281.9

Mueller Water Products, Inc. and Subsidiaries
Consolidating Statement of Operations
Year Ended September 30, 2014

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
			(in millions)
Net sales	$—	$1,072.4	$112.3	$—	$1,184.7
Cost of sales	—	739.3	97.5	—	836.8
Gross profit	—	333.1	14.8	—	347.9
Operating expenses:
Selling, general and administrative	39.1	171.2	10.4	—	220.7
Restructuring	—	0.6	2.5	—	3.1
Total operating expenses	39.1	171.8	12.9	—	223.8
Operating income (loss)	(39.1)	161.3	1.9	—	124.1
Interest expense, net	49.7	0.2	(0.3)	—	49.6
Loss on early extinguishment of debt	1.0	—	—	—	1.0
Income (loss) before income taxes	(89.8)	161.1	2.2	—	73.5
Income tax expense (benefit)	(41.9)	59.4	0.5	—	18.0
Equity in income of subsidiaries	103.4	1.7	—	(105.1)	—
Net income	$55.5	$103.4	$1.7	$(105.1)	55.5
Mueller Water Products, Inc. and Subsidiaries
Consolidating Statement of Operations
Year Ended September 30, 2013

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
			(in millions)
Net sales	$—	$1,005.9	$114.9	$—	$1,120.8
Cost of sales	—	708.6	99.0	—	807.6
Gross profit	—	297.3	15.9	—	313.2
Operating expenses:
Selling, general and administrative	34.0	168.2	12.2	—	214.4
Restructuring	—	1.4	0.1	—	1.5
Total operating expenses	34.0	169.6	12.3	—	215.9
Operating income (loss)	(34.0)	127.7	3.6	—	97.3
Interest expense (income), net	51.6	0.3	(0.2)	—	51.7
Loss on early extinguishment of debt	1.4	—	—	—	1.4
Income (loss) before income taxes	(87.0)	127.4	3.8	—	44.2
Income tax expense (benefit)	(17.3)	25.5	0.6	—	8.8
Equity in income of subsidiaries	105.1	3.2	—	(108.3)	—
Income from continuing operations	35.4	105.1	3.2	(108.3)	35.4
Income from discontinued operations	5.4	—	—	—	5.4
Net income	$40.8	$105.1	$3.2	$(108.3)	$40.8

Mueller Water Products, Inc. and Subsidiaries
Consolidating Statement of Operations
Year Ended September 30, 2012

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
			(in millions)
Net sales	$—	$907.0	$116.9	$—	$1,023.9
Cost of sales	—	652.1	100.7	—	752.8
Gross profit	—	254.9	16.2	—	271.1
Operating expenses:
Selling, general and administrative	30.6	160.2	13.4	—	204.2
Restructuring	—	2.7	0.1	—	2.8
Total operating expenses	30.6	162.9	13.5	—	207.0
Operating income	(30.6)	92.0	2.7	—	64.1
Interest expense (income), net	60.0	0.2	(0.3)	—	59.9
Loss on early extinguishment of debt	1.5	—	—	—	1.5
Income (loss) before income taxes	(92.1)	91.8	3.0	—	2.7
Income tax expense (benefit)	(28.3)	35.6	0.6	—	7.9
Equity in income of subsidiaries	58.6	2.4	—	(61.0)	—
Income (loss) from continuing operations	(5.2)	58.6	2.4	(61.0)	(5.2)
Loss from discontinued operations, net of tax	(103.2)	—	—	—	(103.2)
Net income (loss)	$(108.4)	$58.6	$2.4	$(61.0)	$(108.4)

Mueller Water Products, Inc. and Subsidiaries
Consolidating Statement of Comprehensive Income (Loss)
Year Ended September 30, 2014

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
			(in millions)
Net income	$55.5	$103.4	$1.7	$(105.1)	$55.5
Other comprehensive income (loss):
Minimum pension liability, net of tax	(27.7)	—	—	—	(27.7)
Equity in other comprehensive loss of subsidiaries	(4.4)	(4.4)	—	8.8	—
Foreign currency translation	—	—	(4.4)	—	(4.4)
	(32.1)	(4.4)	(4.4)	8.8	(32.1)
Comprehensive income (loss)	$23.4	$99.0	$(2.7)	$(96.3)	$23.4
Mueller Water Products, Inc. and Subsidiaries
Consolidating Statement of Comprehensive Income
Year Ended September 30, 2013

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
			(in millions)
Net income	$40.8	$105.1	$3.2	$(108.3)	$40.8
Other comprehensive income (loss):
Minimum pension liability, net of tax	61.5	—	—	—	61.5
Equity in other comprehensive income of subsidiaries	(2.4)	(2.4)	—	4.8	—
Foreign currency translation	—	—	(2.4)	—	(2.4)
	59.1	(2.4)	(2.4)	4.8	59.1
Comprehensive income	$99.9	$102.7	$0.8	$(103.5)	$99.9
Mueller Water Products, Inc. and Subsidiaries
Consolidating Statement of Comprehensive Income (Loss)
Year Ended September 30, 2012

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
			(in millions)
Net income (loss)	$(108.4)	$58.6	$2.4	$(61.0)	$(108.4)
Other comprehensive income (loss):
Minimum pension liability, net of tax	(39.4)	—	—	—	(39.4)
Interest rate swap contracts, net of tax	3.0	—	—	—	3.0
Equity in other comprehensive loss of subsidiaries	2.9	2.9		(5.8)	—
Foreign currency translation	—	—	2.9	—	2.9
	(33.5)	2.9	2.9	(5.8)	(33.5)
Comprehensive income (loss)	$(141.9)	$61.5	$5.3	$(66.8)	$(141.9)

Mueller Water Products, Inc. and Subsidiaries
Consolidating Statement of Cash Flows
Year Ended September 30, 2014

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
			(in millions)
Operating activities:
Net cash provided by (used in) operating activities	$(108.0)	$256.5	$(0.9)	$—	$147.6
Investing activities:
Capital expenditures	(0.2)	(35.3)	(1.4)	—	(36.9)
Business acquisitions, net of cash acquired	—	(11.7)	—	1.7	(10.0)
Proceeds from sales of assets	—	4.7	—	—	4.7
Intercompany	—	(213.3)	—	213.3	—
Net cash used in investing activities	(0.2)	(255.6)	(1.4)	215.0	(42.2)
Financing activities:
Debt paid	(55.7)	—	—	—	(55.7)
Dividends paid	(11.2)	—	—	—	(11.2)
Common stock issued	4.2	—	—	—	4.2
Shares retained for employee taxes	(3.1)	—	—	—	(3.1)
Joint venture capital contributed	—	—	3.4	(1.7)	1.7
Intercompany	213.3	—	—	(213.3)	—
Other	(0.4)	(0.7)	—	—	(1.1)
Net cash provided by (used in) financing activities	147.1	(0.7)	3.4	(215.0)	(65.2)
Effect of currency exchange rate changes on cash	—	—	(2.7)	—	(2.7)
Net change in cash and cash equivalents	38.9	0.2	(1.6)	—	37.5
Cash and cash equivalents at beginning of year	86.6	(2.3)	39.3	—	123.6
Cash and cash equivalents at end of year	$125.5	$(2.1)	$37.7	$—	$161.1

Mueller Water Products, Inc. and Subsidiaries
Consolidating Statement of Cash Flows
Year Ended September 30, 2013

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
			(in millions)
Operating activities:
Net cash provided by (used in) operating activities from continuing operations	$(102.7)	$207.8	$9.0	$—	$114.1
Investing activities:
Capital expenditures	(0.2)	(34.4)	(1.9)	—	(36.5)
Business acquisitions, net of cash acquired	—	(0.2)	—	—	(0.2)
Proceeds from sales of assets	—	0.5	—	—	0.5
Intercompany	—	(169.9)	—	169.9	—
Net cash used in investing activities from continuing operations	(0.2)	(204.0)	(1.9)	169.9	(36.2)
Financing activities:
Debt paid	(23.2)	—	—	—	(23.2)
Dividends paid	(11.0)	—	—	—	(11.0)
Common stock issued	3.1	—	—	—	3.1
Shares retained for employee taxes	(1.5)	—	—	—	(1.5)
Payment of deferred financing fees	(0.7)	—	—	—	(0.7)
Intercompany	169.9	—	—	(169.9)	—
Other	—	(2.4)	—	—	(2.4)
Net cash provided by (used in) financing activities from continuing operations	136.6	(2.4)	—	(169.9)	(35.7)
Net cash flows from discontinued operations:
Operating activities	(4.9)	—	—	—	(4.9)
Investing activities	4.5	—	—	—	4.5
Net cash provided by discontinued operations	(0.4)	—	—	—	(0.4)
Effect of currency exchange rate changes on cash	—	—	(1.2)	—	(1.2)
Net change in cash and cash equivalents	33.3	1.4	5.9	—	40.6
Cash and cash equivalents at beginning of year	53.3	(3.7)	33.4	—	83.0
Cash and cash equivalents at end of year	$86.6	$(2.3)	$39.3	$—	$123.6

Mueller Water Products, Inc. and Subsidiaries
Consolidating Statement of Cash Flows
Year Ended September 30, 2012

	Issuer	Guarantor companies	Non- guarantor companies	Eliminations	Total
			(in millions)
Operating activities:
Net cash provided by (used in) operating activities from continuing operations	$(112.9)	$186.0	$3.7	$—	$76.8
Investing activities:
Capital expenditures	—	(30.5)	(0.9)	—	(31.4)
Business acquisitions, net of cash acquired	—	(1.8)	0.5	—	(1.3)
Proceeds from sales of assets	—	0.3	—	—	0.3
Intercompany	—	(153.8)	—	153.8	—
Net cash provided by (used in) investing activities from continuing operations	—	(185.8)	(0.4)	153.8	(32.4)
Financing activities:
Debt paid	(57.2)	—	—	—	(57.2)
Dividends paid	(11.0)	—	—	—	(11.0)
Common stock issued	0.7	—	—	—	0.7
Shares retained for employee taxes	(0.5)	—	—	—	(0.5)
Intercompany	153.8	—	—	(153.8)	—
Other	—	(0.1)	—	—	(0.1)
Net cash provided by (used in) financing activities from continuing operations	85.8	(0.1)	—	(153.8)	(68.1)
Net cash flows from discontinued operations:
Operating activities	(43.3)	—	—	—	(43.3)
Investing activities	87.5	—	—	—	87.5
Net cash used in discontinued operations	44.2	—	—	—	44.2
Effect of currency exchange rate changes on cash	—	—	1.5	—	1.5
Net change in cash and cash equivalents	17.1	0.1	4.8	—	22.0
Cash and cash equivalents at beginning of year	36.2	(3.8)	28.6	—	61.0
Cash and cash equivalents at end of year	$53.3	$(3.7)	$33.4	$—	$83.0