Form 10-Q
period 2014-12-31
Mueller Water Products, Inc.
filed 2015-02-06
CIK 1350593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2014
☐                       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
There were 160,744,136 shares of common stock of the registrant outstanding at January 31, 2015.

PART I

Item 1.	FINANCIAL STATEMENTS
MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 31,	September 30,
	2014	2014
	(in millions, except share amounts)
Assets:
Cash and cash equivalents	$45.1	$161.1
Receivables, net	138.8	182.1
Inventories	217.3	198.0
Deferred income taxes	35.6	38.6
Other current assets	53.1	44.1
Total current assets	489.9	623.9
Property, plant and equipment, net	143.4	146.3
Intangible assets	526.4	533.6
Other noncurrent assets	17.3	13.3
Total assets	$1,177.0	$1,317.1

Liabilities and equity:
Current portion of long-term debt	$6.1	$46.2
Accounts payable	76.7	116.0
Other current liabilities	59.5	82.2
Total current liabilities	142.3	244.4
Long-term debt	493.5	499.4
Deferred income taxes	142.3	150.4
Other noncurrent liabilities	74.5	71.3
Total liabilities	852.6	965.5

Commitments and contingencies (Note 10)

Common stock: 600,000,000 shares authorized; 160,601,903 and 159,760,671 shares outstanding at December 31, 2014 and September 30, 2014, respectively	1.6	1.6
Additional paid-in capital	1,581.2	1,582.8
Accumulated deficit	(1,193.9)	(1,173.7)
Accumulated other comprehensive loss	(66.0)	(60.7)
Total Company stockholders’ equity	322.9	350.0
Noncontrolling interest	1.5	1.6
Total equity	324.4	351.6
Total liabilities and equity	$1,177.0	$1,317.1

The accompanying notes are an integral part of the consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended
	December 31,
	2014	2013
	(in millions, except per share amounts)
Net sales	$261.8	$257.4
Cost of sales	190.5	190.3
Gross profit	71.3	67.1
Operating expenses:
Selling, general and administrative	55.0	53.0
Restructuring	8.2	0.1
Total operating expenses	63.2	53.1
Operating income	8.1	14.0
Interest expense, net	9.4	12.6
Loss on early extinguishment of debt	31.3	—
Income (loss) before income taxes	(32.6)	1.4
Income tax expense (benefit)	(12.4)	0.3
Net income (loss)	$(20.2)	$1.1

Net income (loss) per share:
Basic	$(0.13)	$0.01
Diluted	$(0.13)	$0.01

Weighted average shares outstanding:
Basic	160.1	158.5
Diluted	160.1	161.7

Dividends declared per share	$0.0175	$0.0175

The accompanying notes are an integral part of the consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

	Three months ended
	December 31,
	2014	2013
	(in millions)
Net income (loss)	$(20.2)	$1.1
Other comprehensive loss:
Minimum pension liability	(5.2)	(4.9)
Income tax effects	2.0	1.9
Foreign currency translation	(2.1)	(2.0)
	(5.3)	(5.0)
Comprehensive loss	$(25.5)	$(3.9)

The accompanying notes are an integral part of the consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF EQUITY THREE MONTHS ENDED DECEMBER 31, (UNAUDITED)

	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Non-controlling interest	Total
	(in millions)
Balance at September 30, 2014	$1.6	$1,582.8	$(1,173.7)	$(60.7)	$1.6	$351.6
Net loss	—	—	(20.2)	—	(0.1)	(20.3)
Dividends declared	—	(2.8)	—	—	—	(2.8)
Stock-based compensation	—	1.9	—	—	—	1.9
Shares retained for employee taxes	—	(2.2)	—	—	—	(2.2)
Stock issued under stock compensation plans	—	1.5	—	—	—	1.5
Other comprehensive loss, net of tax	—	—	—	(5.3)	—	(5.3)
Balance at December 31, 2014	$1.6	$1,581.2	$(1,193.9)	$(66.0)	$1.5	$324.4

The accompanying notes are an integral part of the consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended
	December 31,
	2014	2013
	(in millions)
Operating activities:
Net income (loss)	$(20.2)	$1.1
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Loss on early extinguishment of debt	31.3	—
Depreciation	7.0	6.8
Amortization	7.3	7.9
Stock-based compensation	1.9	2.4
Deferred income taxes	(4.0)	0.1
Retirement plans	0.1	0.4
Other, net	3.8	0.5
Changes in assets and liabilities:
Receivables	41.3	29.7
Inventories	(21.6)	(6.1)
Other assets	(0.7)	0.2
Liabilities	(73.3)	(46.8)
Net cash used by operating activities	(27.1)	(3.8)
Investing activities:
Capital expenditures	(7.2)	(7.5)
Proceeds from sales of assets	3.6	0.2
Other	0.3	—
Net cash used in investing activities	(3.3)	(7.3)
Financing activities:
Proceeds from issuance of debt	497.5	—
Repayments of debt	(570.2)	—
Proceeds from issuance of common stock	1.5	0.9
Payments of deferred financing fees	(7.9)	—
Payments of dividends	(2.8)	(2.8)
Payments of employee taxes related to stock-based compensation	(2.2)	(3.0)
Other	(0.2)	0.4
Net cash used in financing activities	(84.3)	(4.5)
Effect of currency exchange rate changes on cash	(1.3)	(1.2)
Net change in cash and cash equivalents	(116.0)	(16.8)
Cash and cash equivalents at beginning of period	161.1	123.6
Cash and cash equivalents at end of period	$45.1	$106.8

The accompanying notes are an integral part of the consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization
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
In July 2014, Mueller Co. acquired a 49% ownership interest in an industrial valve joint venture for $1.7 million. Due to substantive control features in the operating agreement, all of the joint venture's assets, liabilities and results of operations are included in our consolidated financial statements. In the three months ended December 31, 2014, we included an adjustment for the loss attributable to noncontrolling interest in selling, general and administrative expenses. Noncontrolling interest is recorded at its carrying value, which approximates fair value.
Unless the context indicates otherwise, whenever we refer to a particular year, we mean our fiscal year ended or ending September 30 in that particular calendar year.
Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which require us to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses and the disclosure of contingent assets and liabilities for the reporting periods. Actual results could differ from those estimates. All significant intercompany balances and transactions have been eliminated. In our opinion, all normal and recurring adjustments that we consider necessary for a fair financial statement presentation have been made. Certain reclassifications have been made to previously reported amounts to conform to the current presentation. The condensed consolidated balance sheet data at September 30, 2014 was derived from audited financial statements, but does not include all disclosures required by GAAP.
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
In December 2014, Mueller Co. sold certain assets related to its municipal casting operations in Canada and closed the associated facility. These actions resulted in restructuring expense of $7.2 million, which was comprised of a $2.5 million impairment charge, $2.3 million of accrued environmental remediation costs and $2.4 million of severance and other costs. These operations generated net sales of $11.5 million during 2014.

Note 3.	Income Taxes
At the beginning of 2013, we had valuation allowances related to our deferred tax assets. We reevaluate the need for a valuation allowance against our U.S. deferred tax assets each quarter, considering results to date, projections of taxable income, tax planning strategies and reversing taxable temporary differences. In the 2014 fourth quarter, based on our expectation of future taxable income, we credited to income substantially all of this valuation allowance.
At December 31, 2014 and September 30, 2014, the gross liabilities for unrecognized income tax benefits were $2.6 million and $2.7 million, respectively.
We recognize interest related to uncertain income tax positions as interest expense and would recognize any penalties that may be incurred as selling, general and administrative expenses. At December 31, 2014 and September 30, 2014, we had $0.6 million and $0.7 million, respectively, of accrued interest liabilities related to uncertain tax positions.
Our state income tax returns are generally closed for years prior to 2006, except to the extent of our state net operating loss carryforwards. Our Canadian income tax returns are generally closed for years prior to 2006. We are currently under audit by several states at various levels of completion. We do not have any material unpaid assessments.

Note 4.	Borrowing Arrangements
The components of our long-term debt are presented below.

	December 31,	September 30,
	2014	2014
	(in millions)
ABL Agreement	$—	$—
Term Loan	497.5	—
Senior Unsecured Notes	—	178.3
Senior Subordinated Notes	—	365.0
Other	2.1	2.3
	499.6	545.6
Less current portion	(6.1)	(46.2)
Long-term debt	$493.5	$499.4
On November 25, 2014, we entered into a $500.0 million senior secured term loan (“Term Loan”). The proceeds from the Term Loan, along with other cash, were used to fund the prepayment of our 7.375% Senior Subordinated Notes (“Senior Subordinated Notes”) and 8.75% Senior Unsecured Notes (“Senior Unsecured Notes”) and the satisfaction and discharge of our obligations under the respective indentures. We recorded a loss on early extinguishment of debt of $31.3 million, which consisted of $25.2 million of tender and call premiums and $4.4 million of deferred finance fees and $1.7 million of unamortized discount written off. We capitalized $7.9 million of debt issuance costs, which will be amortized over the term of the Term Loan using the effective interest rate method.
ABL Agreement. At December 31, 2014, our asset based lending agreement (“ABL Agreement”) consisted of a revolving credit facility for up to $225 million of revolving credit borrowings, swing line loans and letters of credit. The ABL Agreement permits us to increase the size of the credit facility by an additional $150 million in certain circumstances subject to adequate borrowing base availability. We may borrow up to $25 million through swing line loans and may have up to $60 million of letters of credit outstanding.
Borrowings under the ABL Agreement bear interest at a floating rate equal to LIBOR plus a margin ranging from 175 to 225 basis points, or a base rate, as defined in the ABL Agreement, plus a margin ranging from 75 to 125 basis points. At December 31, 2014, the applicable rate was LIBOR plus 175 basis points.
The ABL Agreement terminates on December 18, 2017. We pay a commitment fee for any unused borrowing capacity under the ABL Agreement of either 37.5 basis points per annum or 25 basis points per annum, based on daily average availability during the previous calendar quarter. At December 31, 2014, our commitment fee was 37.5 basis points. Our obligations under the ABL Agreement are secured by a first-priority perfected lien on all of our U.S. receivables and inventories, certain cash and other supporting obligations. Borrowings are not subject to any financial maintenance covenants unless excess availability is less than the greater of $22.5 million and 10% of the aggregate commitments under the ABL Agreement. Excess availability based on December 31, 2014 data, as reduced by outstanding letters of credit and accrued fees and expenses of $29.2 million, was $138.3 million.
Term Loan. The Term Loan accrues interest at a floating rate equal to LIBOR, subject to a floor of 0.75%, plus 325 basis points. We may voluntarily repay amounts borrowed under the Term Loan at any time. The principal amount of the Term Loan is required to be repaid in quarterly installments, commencing in March 2015, of $1.25 million with any remaining principal due on November 25, 2021. The Term Loan is guaranteed by substantially all of our U.S. subsidiaries and is secured by essentially all of our assets, though the ABL Agreement has a senior claim on certain collateral securing borrowings thereunder. The Term Loan is reported net of unamortized discount of $2.5 million. Based on quoted market prices, the outstanding Term Loan had a fair value of $500.3 million at December 31, 2014.
The Term Loan contains affirmative and negative operating covenants applicable to us and our restricted subsidiaries. We believe we were compliant with these covenants at December 31, 2014 and expect to remain in compliance through December 31, 2015.

Note. 5	Retirement Plans
The components of net periodic benefit cost allocated to continuing operations for defined benefit pension plans are as follows.

	Three months ended
	December 31,
	2014	2013
	(in millions)
Service cost	$0.5	$0.4
Interest cost	5.0	5.0
Expected return on plan assets	(6.2)	(5.9)
Amortization of actuarial net loss	0.8	0.9
Net periodic benefit cost	$0.1	$0.4
The amortization of actuarial losses, net of tax, is recorded as a component of other comprehensive income (loss).
We contributed $1 million to our Canadian pension plans during the quarter ended December 31, 2014. For financial reporting purposes, our pension plan obligations were 89% funded at September 30, 2014.

Note 6.	Stock-based Compensation Plans
From time to time, we grant various forms of stock-based compensation, including stock options, restricted stock units and both cash-settled and stock-settled performance-based restricted stock units ("PRSUs") under our Amended and Restated 2006 Mueller Water Products, Inc. Stock Incentive Plan (the “2006 Stock Plan”).
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
The cash-settled PRSUs granted in the quarter ended December 31, 2012 settled in the quarter ended December 31, 2014 for $4.0 million.
The stock-settled PRSUs granted in the quarters ended December 31, 2012, 2013 and 2014 will settle in the quarters ending December 31, 2015, 2016, and 2017, respectively. The stock prices used to value the awards were $5.22 for the 2013 performance period, $8.52 for the 2014 performance period and $9.78 for the 2015 performance period.
From time to time, we grant Phantom Plan awards under the Mueller Water Products, Inc. Phantom Plan (“Phantom Plan”). At December 31, 2014, the outstanding Phantom Plan awards had a fair value of $10.24 per award and our liability for Phantom Plan awards was $1.9 million.
We granted stock-based compensation awards under the 2006 Stock Plan, the Mueller Water Products, Inc. 2006 Employee Stock Purchase Plan and the Phantom Plan during the three months ended December 31, 2014 as follows.

	Number granted	Weighted average grant date fair value per instrument	Total grant date fair value (in millions)
Quarter ended December 31, 2014:
Restricted stock units	378,036	$9.78	$3.7
Employee stock purchase plan instruments	51,574	1.89	0.1
Phantom Plan awards	289,524	9.78	2.8
PRSUs	240,691	9.78	2.4
			$9.0
We recorded stock-based compensation expense of $3.4 million and $4.1 million during the three months ended December 31, 2014 and 2013, respectively. At December 31, 2014, there was approximately $9.7 million of unrecognized compensation expense related to stock-based awards.

We recorded a net loss for the quarter ended December 31, 2014. Therefore, all stock-based compensation instruments were excluded from the diluted loss per share calculation since their inclusion would have been antidilutive. We excluded 1,127,281 instruments from the calculations of diluted earnings per share for the quarter ended December 31, 2013 because the effect of including such instruments would also have been antidilutive.

Note 7.	Supplemental Balance Sheet Information
Selected supplemental balance sheet information is presented below.

	December 31,	September 30,
	2014	2014
	(in millions)
Inventories:
Purchased components and raw material	$76.1	$72.0
Work in process	41.4	34.5
Finished goods	99.8	91.5
	$217.3	$198.0
Other current assets:
Maintenance and repair tooling	$22.3	$22.6
Income taxes	21.4	13.0
Other	9.4	8.5
	$53.1	$44.1
Property, plant and equipment:
Land	$9.6	$9.6
Buildings	76.8	78.0
Machinery and equipment	329.1	332.9
Construction in progress	19.3	18.7
	434.8	439.2
Accumulated depreciation	(291.4)	(292.9)
	$143.4	$146.3
Other current liabilities:
Compensation and benefits	$22.7	$39.5
Customer rebates	19.8	16.9
Taxes other than income taxes	3.7	4.7
Warranty	2.5	2.6
Income taxes	0.7	0.7
Interest	0.6	10.7
Restructuring	1.3	0.9
Environmental	2.5	0.1
Other	5.7	6.1
	$59.5	$82.2

Note 8.	Segment Information
Summarized financial information for our segments is presented below.

	Three months ended
	December 31,
	2014	2013
	(in millions)
Net sales, excluding intercompany:
Mueller Co.	$164.7	$165.0
Anvil	97.1	92.4
	$261.8	$257.4
Intercompany sales:
Mueller Co.	$1.9	$1.6
Anvil	—	—
	$1.9	$1.6
Operating income (loss):
Mueller Co.	$9.5	$15.9
Anvil	7.2	7.3
Corporate	(8.6)	(9.2)
	$8.1	$14.0
Depreciation and amortization:
Mueller Co.	$10.6	$11.1
Anvil	3.6	3.5
Corporate	0.1	0.1
	$14.3	$14.7
Restructuring:
Mueller Co.	$8.1	$0.1
Anvil	—	—
Corporate	0.1	—
	$8.2	$0.1
Capital expenditures:
Mueller Co.	$4.6	$4.4
Anvil	2.6	3.1
Corporate	—	—
	$7.2	$7.5

Note 9.	Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss is presented below.

	Minimum pension liability, net of tax	Foreign currency translation	Total

Balance at September 30, 2014	$(63.1)	$2.4	$(60.7)
Current period other comprehensive loss	(3.2)	(2.1)	(5.3)
Balance at December 31, 2014	$(66.3)	$0.3	$(66.0)

Note 10.	Commitments and Contingencies
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
In September 1987, we implemented an Administrative Consent Order (“ACO”) for our Burlington, New Jersey property, which was required under the New Jersey Environmental Cleanup Responsibility Act (now known as the Industrial Site Recovery Act). The ACO required soil and ground-water cleanup, and we completed, and received final approval on, the soil cleanup required by the ACO. We retained this property upon the sale of our former U.S. Pipe segment. We expect ground-water issues as well as issues associated with the demolition of former manufacturing facilities at this site will continue and remediation by us could be required. Long-term ground-water monitoring may also be required, but we do not know how long such monitoring would be required and do not believe monitoring or further remediation costs, if any, will have a material adverse effect on our financial statements.
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
In addition, the IRS previously issued a Notice of Proposed Deficiency assessing additional tax of $82.2 million for the fiscal years ended May 31, 2000 through December 31, 2005. Walter Energy filed a formal protest with the IRS, but had not reached a final resolution with the Appeals Division at December 31, 2014. The unresolved issues relate primarily to Walter

Energy's method of recognizing revenue on the sale of homes and related interest on the installment notes receivable. The items at issue relate primarily to the timing of revenue recognition and consequently, should the IRS prevail on its positions, Walter Energy's financial exposure should be limited to interest and penalties. As a matter of law, we are jointly and severally liable for any final tax determination for any year in which any of our subsidiaries were members of the Walter Energy consolidated group, which means that we would be liable in the event Walter Energy is unable to pay any amounts owed. Walter Energy has disclosed that it believes its filing positions have substantial merit and that it intends to defend vigorously any claims asserted.
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
In accordance with the income tax allocation agreement, Walter Energy used certain tax assets of one of our predecessors in its calendar 2006 tax return for which payment to us is required. The income tax allocation agreement only requires Walter Energy to make the payment upon realization of the tax benefit by receiving a refund or otherwise offsetting taxes due. Walter Energy currently owes us $11.6 million, which includes recent tax audit and amended tax return adjustments, that is payable pending completion of an IRS audit of Walter Energy's 2006 tax year and the related refund of tax from that year. This receivable is included in other current assets at December 31, 2014.
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
On January 28, 2015, our board of directors declared a dividend of $0.0175 per share on our common stock, payable on or about February 20, 2015 to stockholders of record at the close of business on February 10, 2015.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto that appear elsewhere in this report. This report contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements that address activities, events or developments that the Company's management intends, expects, plans, projects, believes or anticipates will or may occur in the future are forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements we make regarding the general municipal spending environment, the condition of our end markets and the performance of each of Mueller Co. and Anvil over future periods. Forward-looking statements are based on certain assumptions and assessments made by management in light of their experience and their perception of historical trends, current conditions and expected future developments. Actual results and the timing of events may differ materially from those contemplated by the forward-looking statements due to a number of factors, including regional, national or global political, economic, business, competitive, market and regulatory conditions and the other factors that are described in the section entitled “RISK FACTORS” in Item 1A. of our annual report on Form 10-K for the year ended September 30, 2014 ("Annual Report"). Undue reliance should not be placed on any forward-looking statements. The Company does not have any intention or obligation to update forward-looking statements, except as required by law.
Unless the context indicates otherwise, whenever we refer to a particular year, we mean our fiscal year ended or ending September 30 in that particular calendar year. We manage our businesses and report operations through two business segments, Mueller Co. and Anvil, based largely on the products sold and the customers served.
Overview
Mueller Co.
We estimate approximately 75% of Mueller Co.’s 2014 net sales were for water infrastructure upgrade, repair and replacement directly related to municipal spending, and approximately 20% were related to residential construction activity.
Economic forecasts for municipal spending appear to remain strong. For example, according to the U.S. Bureau of Economic Analysis, state and local tax receipts were at an all-time high for the quarter ended September 2014, and were up 2.3% year-over-year. In addition, according to the U.S. Department of Labor, the trailing twelve-month average consumer price index for water and sewerage rates increased 4.2%. We also view Mueller Co.’s quote activity as a key indicator of the direction of future municipal demand. During the 2015 first quarter, the number of quotations delivered by Mueller Co. increased 16% year-over-year and the dollar value increased by a greater percentage.
The year-over-year percentage change in housing starts is a key indicator of demand for Mueller Co.'s products from residential construction. In December 2014, Zelman & Associates forecasted 15.3% growth in housing starts for calendar 2015 compared with the prior year. In January 2015, Blue Chip Consensus forecasted 16.0% growth and IHS Global Insight forecasted 15.6% growth, in each case comparing calendar 2015 to the prior year. The average growth rate forecast is slightly lower than that forecasted several months ago, but remains higher than the actual 8.7% year-over-year growth in calendar 2014 and the 6% year-over-year growth for the quarter ended December 2014. Other macroeconomic indicators also tend to support continuing growth in demand for residential construction. For example, according to the U.S. Department of Labor, total non-farm payrolls increased at an average of 252,000 jobs per month for the year ended December 2014, which is the highest yearly average since May 2000. Also, according to the U.S. Census Bureau, the number of households increased by 1.6 million in the quarter ended December 2014, which is the largest increase since 2006.
Based in part on the forecasts for growth in municipal spending and residential construction, we currently expect overall domestic shipments of our valves, hydrants and brass products to grow approximately 9% in the second quarter year-over-year, and we expect a slightly higher growth rate in the second half of 2015 when compared to the second half of 2014.
Net sales of our metering products declined year-over-year in the first quarter, and are also expected to decline year-over-year in the second quarter. However, orders for these products were up 24% year-over-year in the first quarter, and backlog has grown significantly since the end of 2014. Based on our current backlog and project pipeline, we expect shipments to be up more than 20% year-over-year in the second half of the year and essentially flat for the full year.

Overall for Mueller Co., we expect net sales in the second quarter to be essentially flat year-over-year, with domestic net sales growth in valves, hydrants and brass products being offset by declines in exports, in Canada and in our metering products. Based in part on the current outlook for residential construction and municipal spending, we expect Mueller Co.'s net sales to increase in 2015 in a range comparable to the 7.4% year-over-year increase in 2014. We also expect an increase in operating income in 2015, which will be weighted more towards the second half of the year than was the case in 2014.
Anvil
In 2014, approximately 75% of Anvil's net sales were generated by non-residential construction spending. Some leading indicators related to non-residential construction are positive. For example, the Architectural Billings Index for December 2014 remained above 50. Also, Blue Chip Consensus forecasts 5.9% growth in non-residential fixed investment in calendar 2015.
Sales to the oil & gas markets accounted for approximately 20% of Anvil’s net sales in 2014, and Anvil’s sales into these markets grew by approximately 14% year-over-year in the 2015 first quarter. Beginning in the second half of December 2014, however, and continuing into January, the value of Anvil’s orders from the oil & gas markets dropped by approximately 25% year-over-year. The trend in rig counts is a key indicator of the direction of demand for Anvil’s products that are sold into the oil & gas markets. According to Baker Hughes, U.S. land-based rig counts have fallen 20% since September 2014 to January 2015, reaching their lowest level since March 2010. Further reductions in the price of crude oil, which affects rig counts, could further adversely affect demand for Anvil’s products sold into these markets.
We expect Anvil’s net sales in the second quarter to decline year-over-year based largely on the value of orders for our products sold into the energy market in December 2014 and January 2015. We expect non-residential net sales percentage growth in the mid-single digits for 2015 compared with the prior year. We expect anticipated growth in Anvil’s non-residential construction market to be more than offset by the anticipated decline in sales into the oil & gas markets. Accordingly, we believe Anvil's net sales may decrease in 2015 compared with the prior year. Operating income could be flat or slightly lower, excluding a $2.5 million gain recorded in the 2014 fourth quarter from the sale of a building. We believe improvements in manufacturing efficiencies will partially offset lower margins due to a product mix shift between Anvil’s domestically produced products that are sold into the oil & gas markets and its non-residential construction products.
Consolidated
Overall for Mueller Water Products, we expect net sales percentage growth in the mid-single digits in 2015. Additionally, with increased production and shipment volumes at Mueller Co., we expect benefits from operating leverage to result in higher operating income and operating margin.

Results of Operations
Three Months Ended December 31, 2014 Compared to Three Months Ended December 31, 2013

	Three months ended December 31, 2014
	Mueller Co.	Anvil	Corporate	Total
	(in millions)
Net sales	$164.7	$97.1	$—	$261.8
Gross profit	$45.2	$26.1	$—	$71.3
Operating expenses:
Selling, general and administrative	27.6	18.9	8.5	55.0
Restructuring	8.1	—	0.1	8.2
	35.7	18.9	8.6	63.2
Operating income (loss)	$9.5	$7.2	$(8.6)	8.1
Interest expense, net				9.4
Loss on early extinguishment of debt				31.3
Loss before income taxes				(32.6)
Income tax benefit				(12.4)
Net loss				$(20.2)

	Three months ended December 31 2013
	Mueller Co.	Anvil	Corporate	Total
	(in millions)
Net sales	$165.0	$92.4	$—	$257.4
Gross profit	$41.7	$25.4	$—	$67.1
Operating expenses:
Selling, general and administrative	25.7	18.1	9.2	53.0
Restructuring	0.1	—	—	0.1
	25.8	18.1	9.2	53.1
Operating income (loss)	$15.9	$7.3	$(9.2)	14.0
Interest expense, net				12.6
Income before income taxes				1.4
Income tax expense				0.3
Net income				$1.1
Consolidated Analysis
Net sales for the quarter ended December 31, 2014 increased to $261.8 million from $257.4 million in the prior year period. Net sales increased primarily due to increased shipment volumes of $3.5 million at Anvil and improved pricing, although these factors were partially offset by a weaker Canadian dollar.
Gross profit for the quarter ended December 31, 2014 increased to $71.3 million from $67.1 million in the prior year period. Gross margin increased 110 basis points to 27.2% in the quarter ended December 31, 2014 from 26.1% in the prior year period. Gross profit and gross margin benefited primarily from improved sales pricing, a higher margin product mix at Mueller Co. and Anvil's increased shipment volumes.
Selling, general and administrative expenses ("SG&A") for the quarter ended December 31, 2014 increased to $55.0 million from $53.0 million in the prior year period. SG&A as a percentage of net sales was 21.0% in the quarter ended December 31, 2014 and 20.6% in the prior year period.

Interest expense, net decreased in the quarter ended December 31, 2014 compared to the prior year period due primarily to the refinancing completed in November 2014 whereby the lower-rate Term Loan replaced the Senior Subordinated Notes and the Senior Unsecured Notes. The refinancing, along with the $55.0 million redemption of Senior Subordinated Notes in August 2014, resulted in a reduced total principal amount outstanding. The components of interest expense, net are detailed below.

	Three months ended
	December 31,
	2014	2013
	(in millions)
Term Loan	$2.1	$—
ABL Agreement	0.3	0.3
7.375% Senior Subordinated Notes	4.0	7.7
8.75% Senior Unsecured Notes	2.4	4.0
Deferred financing fees amortization	0.5	0.5
Other interest expense	0.2	0.2
	9.5	12.7
Interest income	(0.1)	(0.1)
	$9.4	$12.6
The components of income tax expense (benefit) are provided below.

	Three months ended
	December 31,
	2014	2013
	(in millions)
Expense (benefit) from income before income taxes	$(12.3)	$0.5
Other discrete items	(0.1)	(0.2)
	$(12.4)	$0.3
Segment Analysis
Mueller Co.
Net sales for the quarter ended December 31, 2014 of $164.7 million were essentially flat as compared with $165.0 million in the prior year period. Domestic shipments of Mueller Co. base products, which excludes metering products and leak detection, increased approximately 9%, which was led by an increase in valve and hydrant sales of approximately 11%. This was offset primarily by lower net sales of metering products of $7.6 million, lower exports and a weaker Canadian dollar.
Gross profit for the quarter ended December 31, 2014 increased to $45.2 million from $41.7 million in the prior year period. Gross margin increased to 27.4% for the quarter ended December 31, 2014 compared to 25.3% in the prior year period. Both gross profit and gross margin improved primarily due to a higher margin product mix and improved sales pricing.
SG&A in the quarter ended December 31, 2014 increased to $27.6 million from $25.7 million in the prior year period. SG&A was 16.8% and 15.6% of net sales for the quarters ended December 31, 2014 and 2013, respectively.
During the quarter, Mueller Co. ceased operations at a small foundry in Canada that produced primarily commodity municipal castings. This resulted in a loss of $7.2 million, which was most of the total restructuring expense of $8.1 million recorded in the quarter.

Anvil
Net sales in the quarter ended December 31, 2014 increased to $97.1 million from $92.4 million in the prior year period primarily due to increased shipment volumes and improved pricing. In the quarter, Anvil's net sales into the oil & gas markets grew approximately 14%, although orders decreased in mid-December. Shipments of mechanical and fire protection products grew by approximately 3% driven by non-residential construction.
Gross profit in the quarter ended December 31, 2014 increased to $26.1 million from $25.4 million in the prior year period due to increased shipment volumes and improved sales pricing that were partially offset by operational inefficiencies. Gross margin declined to 26.9% in the quarter ended December 31, 2014 compared with 27.5% in the prior year period primarily because higher manufacturing costs exceeded the benefits from increased shipment volumes and improved sales pricing.
SG&A increased to $18.9 million in the quarter ended December 31, 2014 from $18.1 million in the prior year period primarily due to higher employee-related costs, professional fees and a loss related to selling a vacant building. SG&A was 19.5% of net sales for the quarter ended December 31, 2014 and 19.6% in the prior year period.
Corporate
SG&A decreased to $8.5 million in December 31, 2014 from $9.2 million in the prior year period primarily due to lower stock-based compensation expense.
Liquidity and Capital Resources
We refinanced our debt on November 25, 2014. We repaid all of our Senior Subordinated Notes and Senior Unsecured Notes and entered into a $500.0 million term loan which matures on November 25, 2021. We expect to realize annualized interest expense savings of approximately $22 million, assuming that LIBOR remains at or below a 0.75% floor and before the effect of interest rate risk management activities, if any. This excludes the loss on early extinguishment of debt we recorded in the quarter ended December 31, 2014 of $31.3 million. To complete the refinancing, which included net principal reduction and payment of premiums, fees and interest accrued at November 25, 2014, we used approximately $50 million of cash.
We had cash and cash equivalents of $45.1 million at December 31, 2014 and $138.3 million of additional borrowing capacity under our ABL Agreement based on December 31, 2014 data. Undistributed earnings from our subsidiaries in Canada and China are considered to be permanently invested outside the United States. At December 31, 2014, cash and cash equivalents included $33.6 million and $4.3 million in Canada and China, respectively.
The ABL Agreement and Term Loan contain customary representations and warranties, covenants and provisions governing an event of default.  The covenants restrict our ability to engage in certain specified activities, including but not limited to the payment of dividends and the redemption of our common stock.
Cash flows from operating activities are categorized below.

	Three months ended
	December 31,
	2014	2013
	(in millions)
Collections from customers	$303.2	$287.2
Disbursements, other than interest and income taxes	(309.9)	(275.3)
Interest payments, net	(20.2)	(15.7)
Income tax payments, net	(0.2)	—
Cash used by operating activities	$(27.1)	$(3.8)
Collections from customers were higher during the three months ended December 31, 2014 compared to the prior year period primarily related to increased net sales in the 2014 fourth quarter compared to the 2013 fourth quarter.
Increased disbursements, other than interest and income taxes, during the three months ended December 31, 2014 reflect higher purchasing activity associated with increasing inventories and differences in the timing of expenditures.
Interest payments were higher during the three months ended December 31, 2014 compared to the prior year period due to the acceleration of interest payments related to the debt that was retired with the November 2014 refinancing.

Capital expenditures were $7.2 million in the three months ended December 31, 2014 compared to $7.5 million in the prior year period. We estimate 2015 capital expenditures to be $36 million to $38 million.
We contributed $1 million to our Canadian pension plans during the quarter ended December 31, 2014. We do not expect to make any additional pension plan contributions in 2015.
We anticipate that our existing cash, cash equivalents and borrowing capacity combined with our expected operating cash flows will be sufficient to meet our anticipated operating expenses, income tax payments, capital expenditures and debt service obligations as they become due through December 31, 2015. However, our ability to make these payments will depend partly upon our future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control.
ABL Agreement
At December 31, 2014, the ABL Agreement consisted of a revolving credit facility for up to $225 million of revolving credit borrowings, swing line loans and letters of credit. The ABL Agreement permits us to increase the size of the credit facility by an additional $150 million in certain circumstances subject to adequate borrowing base availability. We may borrow up to $25 million through swing line loans and may have up to $60 million of letters of credit outstanding.
Borrowings under the ABL Agreement bear interest at a floating rate equal to LIBOR plus a margin ranging from 175 to 225 basis points, or a base rate, as defined in the ABL Agreement, plus a margin ranging from 75 to 125 basis points. At December 31, 2014, the applicable LIBOR-based margin was 175 basis points.
The ABL Agreement terminates on December 18, 2017. We pay a commitment fee for any unused borrowing capacity under the ABL Agreement of either 37.5 basis points per annum or 25 basis points per annum, based on daily average availability during the previous calendar quarter. At December 31, 2014, our commitment fee was 37.5 basis points. As measured using December 31, 2014 data, excess availability as reduced by outstanding letters of credit and accrued fees and expenses of $29.2 million was $138.3 million.
The ABL Agreement is subject to mandatory prepayments if total outstanding borrowings under the ABL Agreement are greater than the aggregate commitments under the revolving credit facility or if we dispose of overdue accounts receivable in certain circumstances. The borrowing base under the ABL Agreement is equal to the sum of (a) 85% of the value of eligible accounts receivable and (b) the lesser of (i) 65% of the value of eligible inventories or (ii) 85% of the net orderly liquidation value of the value of eligible inventories, less certain reserves. Prepayments can be made at any time with no penalty.
Substantially all of our U.S. subsidiaries are borrowers under the ABL Agreement and are jointly and severally liable for any outstanding borrowings. Our obligations under the ABL Agreement are secured by a first-priority perfected lien on all of our U.S. inventories, accounts receivable, certain cash and other supporting obligations.
Borrowings are not subject to any financial maintenance covenants unless excess availability is less than the greater of $22.5 million and 10% of the aggregate commitments under the ABL Agreement.
Term Loan
We had $500.0 million face value outstanding under the Term Loan at December 31, 2014. Term Loan borrowings accrue interest at a floating rate equal to LIBOR, subject to a floor of 0.75%, plus 325 basis points. We may voluntarily repay amounts borrowed under the Term Loan at any time. The principal amount of the Term Loan is required to be repaid in quarterly installments, commencing in March 2015, of $1.25 million. The Term Loan has a term of seven years. The Term Loan is guaranteed by substantially all of our U.S. subsidiaries and secured by essentially all of our assets, though the ABL Agreement has a senior claim on certain collateral securing borrowings thereunder.
Our corporate credit rating and the credit rating for our debt are presented below.

	Moody’s		Standard & Poor's
	December 31,	September 30,	December 31,	September 30,
	2014	2014	2014	2014
Corporate credit rating	B1	B1	BB-	BB-
ABL Agreement	Not rated	Not rated	Not rated	Not rated
Term Loan	B2	n/a	BB	n/a
Outlook	Stable	Stable	Stable	Stable

Off-Balance Sheet Arrangements
We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as "structured finance" or "special purpose" entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not have any undisclosed borrowings or debt or any derivative contracts or synthetic leases. Therefore, we are not exposed to any financing, liquidity, market or credit risk that could have arisen had we engaged in such relationships.
We use letters of credit and surety bonds in the ordinary course of business to ensure the performance of contractual obligations. At December 31, 2014, we had $28.8 million of letters of credit and $45.7 million of surety bonds outstanding.
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
During the quarter ended December 31, 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the quarter ended December 31, 2014, we repurchased shares of our common stock as follows.

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publically announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
October 1-31, 2014	—		—	—
November 1-30, 2014	183,943	$9.57	—	—
December 1-31, 2014	42,521	9.94	—	—
Total	226,464	$9.64	—	—
(1)  These are shares surrendered to us to pay the tax withholding obligations of participants in connection with the lapsing of restrictions on restricted stock units.

Item 6.	EXHIBITS

Exhibit No.	Document
10.23.1*	Exhibit A (Metric and Targets for Fiscal 2013-15 Award Cycle)
10.24.1*	Exhibit A (Metric and Targets for Fiscal 2014-16 Award Cycle)
10.27*	Mueller Water Products, Inc. Form of Performance Restricted Stock Unit Award Agreement for October 1, 2014 to September 30, 2017 award cycle.
10.27.1*	Exhibit A (Metric and Targets for Fiscal 2015-17 Award Cycle)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language), (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Other Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements.

* Filed with this quarterly report

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MUELLER WATER PRODUCTS, INC.
Date:	February 6, 2015	By:	/s/ Evan L. Hart
Evan L. Hart
Chief Financial Officer