Form 10-Q
period 2015-03-31
Mueller Water Products, Inc.
filed 2015-05-08
CIK 1350593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
☐                       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
There were 160,878,406 shares of common stock of the registrant outstanding at April 30, 2015.

PART I

Item 1.	FINANCIAL STATEMENTS
MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	September 30,
	2015	2014
	(in millions, except share amounts)
Assets:
Cash and cash equivalents	$34.1	$161.1
Receivables, net	186.6	182.1
Inventories	223.3	198.0
Deferred income taxes	34.8	38.6
Other current assets	32.7	44.1
Total current assets	511.5	623.9
Property, plant and equipment, net	144.7	146.3
Intangible assets	519.8	533.6
Other noncurrent assets	32.5	13.3
Total assets	$1,208.5	$1,317.1

Liabilities and equity:
Current portion of long-term debt	$6.1	$46.2
Accounts payable	91.6	116.0
Other current liabilities	52.6	82.2
Total current liabilities	150.3	244.4
Long-term debt	507.4	499.4
Deferred income taxes	141.8	150.4
Other noncurrent liabilities	80.0	71.3
Total liabilities	879.5	965.5

Commitments and contingencies (Note 9)

Common stock: 600,000,000 shares authorized; 160,795,145 and 159,760,671 shares outstanding at March 31, 2015 and September 30, 2014, respectively	1.6	1.6
Additional paid-in capital	1,580.4	1,582.8
Accumulated deficit	(1,181.6)	(1,173.7)
Accumulated other comprehensive loss	(72.8)	(60.7)
Total Company stockholders’ equity	327.6	350.0
Noncontrolling interest	1.4	1.6
Total equity	329.0	351.6
Total liabilities and equity	$1,208.5	$1,317.1

The accompanying notes are an integral part of the consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended		Six months ended
	March 31,		March 31,
	2015	2014	2015	2014
	(in millions, except per share amounts)
Net sales	$290.3	$288.1	$552.1	$545.5
Cost of sales	208.2	205.9	398.7	396.2
Gross profit	82.1	82.2	153.4	149.3
Operating expenses:
Selling, general and administrative	55.8	54.2	110.8	107.2
Restructuring	0.7	2.7	8.9	2.8
Total operating expenses	56.5	56.9	119.7	110.0
Operating income	25.6	25.3	33.7	39.3
Interest expense, net	6.1	12.5	15.5	25.1
Loss on early extinguishment of debt	—	—	31.3	—
Income (loss) before income taxes	19.5	12.8	(13.1)	14.2
Income tax expense (benefit)	7.2	3.1	(5.2)	3.4
Net income (loss)	$12.3	$9.7	$(7.9)	$10.8

Net income (loss) per share:
Basic	$0.08	$0.06	$(0.05)	$0.07
Diluted	$0.08	$0.06	$(0.05)	$0.07

Weighted average shares outstanding:
Basic	160.7	159.2	160.4	158.9
Diluted	163.3	161.9	160.4	161.8

Dividends declared per share	$0.0175	$0.0175	$0.0350	$0.0350

The accompanying notes are an integral part of the consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three months ended		Six months ended
	March 31,		March 31,
	2015	2014	2015	2014
	(in millions)
Net income (loss)	$12.3	$9.7	$(7.9)	$10.8
Other comprehensive loss:
Minimum pension liability	(5.3)	(4.9)	(10.5)	(9.8)
Income tax effects	2.1	1.9	4.1	3.8
Foreign currency translation	(3.6)	(2.0)	(5.7)	(4.0)
	(6.8)	(5.0)	(12.1)	(10.0)
Comprehensive income (loss)	$5.5	$4.7	$(20.0)	$0.8

The accompanying notes are an integral part of the consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF EQUITY SIX MONTHS ENDED MARCH 31, 2015 (UNAUDITED)

	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Non-controlling interest	Total
	(in millions)
Balance at September 30, 2014	$1.6	$1,582.8	$(1,173.7)	$(60.7)	$1.6	$351.6
Net loss	—	—	(7.9)	—	(0.2)	(8.1)
Dividends declared	—	(5.6)	—	—	—	(5.6)
Stock-based compensation	—	3.4	—	—	—	3.4
Shares retained for employee taxes	—	(2.2)	—	—	—	(2.2)
Stock issued under stock compensation plans	—	2.0	—	—	—	2.0
Other comprehensive loss, net of tax	—	—	—	(12.1)	—	(12.1)
Balance at March 31, 2015	$1.6	$1,580.4	$(1,181.6)	$(72.8)	$1.4	$329.0

The accompanying notes are an integral part of the consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended
	March 31,
	2015	2014
	(in millions)
Operating activities:
Net income (loss)	$(7.9)	$10.8
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss on early extinguishment of debt	31.3	—
Depreciation	14.1	13.5
Amortization	14.6	15.0
Stock-based compensation	3.4	3.7
Deferred income taxes	(1.8)	4.0
Retirement plans	0.3	0.6
Other, net	4.3	2.4
Changes in assets and liabilities:
Receivables	(7.0)	(10.2)
Inventories	(28.3)	1.1
Other assets	(2.4)	0.7
Liabilities	(59.5)	(34.0)
Net cash provided by (used in) operating activities	(38.9)	7.6
Investing activities:
Capital expenditures	(17.0)	(18.3)
Proceeds from sales of assets	4.8	0.3
Other	0.3	—
Net cash used in investing activities	(11.9)	(18.0)
Financing activities:
Proceeds from issuance of debt	512.5	—
Repayments of debt	(571.4)	—
Proceeds from issuance of common stock	2.0	1.8
Payments of deferred financing fees	(8.4)	—
Payments of dividends	(5.6)	(5.6)
Payments of employee taxes related to stock-based compensation	(2.2)	(3.1)
Other	0.7	1.3
Net cash used in financing activities	(72.4)	(5.6)
Effect of currency exchange rate changes on cash	(3.8)	(2.5)
Net change in cash and cash equivalents	(127.0)	(18.5)
Cash and cash equivalents at beginning of period	161.1	123.6
Cash and cash equivalents at end of period	$34.1	$105.1

The accompanying notes are an integral part of the consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization
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
In July 2014, Mueller Co. acquired a 49% ownership interest in an industrial valve joint venture for $1.7 million. Due to substantive control features in the operating agreement, all of the joint venture's assets, liabilities and results of operations are included in our consolidated financial statements. In the three and six months ended March 31, 2015, we included an adjustment for the loss attributable to noncontrolling interest in selling, general and administrative expenses. Noncontrolling interest is recorded at its carrying value, which approximates fair value.
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
In May 2014, the Financial Accounting Standards Board issued new guidance for the recognition of revenue.  This new guidance applies to us beginning with our first quarter of fiscal 2019 and early adoption is not permitted.  We are in the early stages of evaluating the impact of the adoption of this guidance on our future financial statements and related disclosures and we have not yet reached any conclusions.

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

Note 3.	Borrowing Arrangements
The components of our long-term debt are presented below.

	March 31,	September 30,
	2015	2014
	(in millions)
ABL Agreement	$15.0	$—
Term Loan	496.4	—
Senior Unsecured Notes	—	178.3
Senior Subordinated Notes	—	365.0
Other	2.1	2.3
	513.5	545.6
Less current portion	(6.1)	(46.2)
Long-term debt	$507.4	$499.4
ABL Agreement. At March 31, 2015, our asset based lending agreement (“ABL Agreement”) consisted of a revolving credit facility for up to $225 million of revolving credit borrowings, swing line loans and letters of credit. The ABL Agreement permits us to increase the size of the credit facility by an additional $150 million in certain circumstances subject to adequate borrowing base availability. We may borrow up to $25 million through swing line loans and may have up to $60 million of letters of credit outstanding.
Borrowings under the ABL Agreement bear interest at a floating rate equal to LIBOR, plus a margin ranging from 175 to 225 basis points, or a base rate, as defined in the ABL Agreement, plus a margin ranging from 75 to 125 basis points. At March 31, 2015, the applicable rate was LIBOR plus 175 basis points.
The ABL Agreement terminates on December 18, 2017. We pay a commitment fee for any unused borrowing capacity under the ABL Agreement of either 37.5 basis points per annum or 25 basis points per annum, based on daily average availability during the previous calendar quarter. At March 31, 2015, our commitment fee was 37.5 basis points. Our obligations under the ABL Agreement are secured by a first-priority perfected lien on all of our U.S. receivables and inventories, certain cash and other supporting obligations. Borrowings are not subject to any financial maintenance covenants unless excess availability is less than the greater of $22.5 million and 10% of the aggregate commitments under the ABL Agreement. Excess availability based on March 31, 2015 data, as reduced by outstanding letters of credit and accrued fees and expenses of $42.4 million, was $172.8 million.
Term Loan. On November 25, 2014, we entered into a $500.0 million senior secured term loan (“Term Loan”). The proceeds from the Term Loan, along with other cash, were used to fund the prepayment of our 7.375% Senior Subordinated Notes (“Senior Subordinated Notes”) and 8.75% Senior Unsecured Notes (“Senior Unsecured Notes”) and the satisfaction and discharge of our obligations under the respective indentures. We recorded a loss on early extinguishment of debt of $31.3 million, which consisted of $25.2 million of tender and call premiums, $4.4 million of deferred finance fees and $1.7 million of unamortized discount written off. We capitalized $8.4 million of debt issuance costs, which will be amortized over the term of the Term Loan using the effective interest rate method.
The Term Loan accrues interest at a floating rate equal to LIBOR, subject to a floor of 0.75%, plus 325 basis points. We may voluntarily repay amounts borrowed under the Term Loan at any time. The principal amount of the Term Loan is required to be repaid in quarterly installments of $1.25 million, with any remaining principal due on November 25, 2021. The Term Loan is guaranteed by substantially all of our U.S. subsidiaries and is secured by essentially all of our assets, although the ABL Agreement has a senior claim on certain collateral securing borrowings thereunder. The Term Loan is reported net of unamortized discount of $2.4 million. Based on quoted market prices, the outstanding Term Loan had a fair value of $501.2 million at March 31, 2015.
The Term Loan contains affirmative and negative operating covenants applicable to us and our restricted subsidiaries. We believe we were compliant with these covenants at March 31, 2015 and expect to remain in compliance through March 31, 2016.

Note. 4	Retirement Plans
The components of net periodic benefit cost are as follows.

	Three months ended		Six months ended
	March 31,		March 31,
	2015	2014	2015	2014
	(in millions)
Service cost	$0.5	$0.4	$1.0	$0.8
Interest cost	5.0	5.0	10.0	10.0
Expected return on plan assets	(6.1)	(6.0)	(12.3)	(11.9)
Amortization of actuarial net loss	0.8	0.9	1.6	1.8
Net periodic benefit cost	$0.2	$0.3	$0.3	$0.7
The amortization of actuarial losses, net of tax, is recorded as a component of other comprehensive income (loss).
We contributed $1 million to our Canadian pension plans during the six months ended March 31, 2015. For financial reporting purposes, our pension plan obligations were 89% funded at September 30, 2014.

Note 5.	Stock-based Compensation Plans
We have granted various forms of stock-based compensation, including stock options, restricted stock units and both cash-settled and stock-settled performance-based restricted stock units ("PRSUs") under our Amended and Restated 2006 Mueller Water Products, Inc. Stock Incentive Plan (the “2006 Stock Plan”).
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
We have granted Phantom Plan awards under the Mueller Water Products, Inc. Phantom Plan (“Phantom Plan”). At March 31, 2015, the outstanding Phantom Plan awards had a fair value of $9.85 per award and our liability for Phantom Plan awards was $2.3 million.
We granted stock-based compensation awards under the 2006 Stock Plan, the Mueller Water Products, Inc. 2006 Employee Stock Purchase Plan and the Phantom Plan during the six months ended March 31, 2015 as follows.

	Number granted	Weighted average grant date fair value per instrument	Total grant date fair value (in millions)
Quarter ended December 31, 2014:
Restricted stock units	378,036	$9.78	$3.7
Employee stock purchase plan instruments	51,574	1.89	0.1
Phantom Plan awards	289,524	9.78	2.8
PRSUs	240,691	9.78	2.4
Quarter ended March 31, 2015:
Restricted stock units	40,617	9.97	0.4
Non-qualified stock options	97,119	5.93	0.6
Employee stock purchase plan instruments	56,964	1.96	0.1
			$10.1

We recorded stock-based compensation expense of $1.9 million and $2.0 million during the three months ended March 31, 2015 and 2014, respectively, and $5.3 million and $6.1 million during the six months ended March 31, 2015 and 2014, respectively. At March 31, 2015, there was approximately $7.9 million of unrecognized compensation expense related to stock-based awards.
We excluded 998,980 and 1,087,649 of stock-based compensation instruments from the calculations of diluted earnings per share for the quarters ended March 31, 2015 and 2014, respectively, and 2,812,066 and 1,159,708 for six months ended March 31, 2015 and 2014, respectively, since their inclusion would have been antidilutive.

Note 6.	Supplemental Balance Sheet Information
Selected supplemental balance sheet information is presented below.

	March 31,	September 30,
	2015	2014
	(in millions)
Inventories:
Purchased components and raw material	$76.5	$72.0
Work in process	39.7	34.5
Finished goods	107.1	91.5
	$223.3	$198.0
Property, plant and equipment:
Land	$9.4	$9.6
Buildings	77.3	78.0
Machinery and equipment	340.7	332.9
Construction in progress	16.7	18.7
	444.1	439.2
Accumulated depreciation	(299.4)	(292.9)
	$144.7	$146.3
Other current liabilities:
Compensation and benefits	$27.9	$39.5
Customer rebates	9.1	16.9
Taxes other than income taxes	4.3	4.7
Warranty	2.5	2.6
Environmental	2.2	0.1
Income taxes	—	0.7
Interest	0.8	10.7
Restructuring	0.2	0.9
Other	5.6	6.1
	$52.6	$82.2

Gross liabilities for unrecognized income tax benefits	$2.6	$2.7

Note 7.	Segment Information
Summarized financial information for our segments is presented below.

	Three months ended		Six months ended
	March 31,		March 31,
	2015	2014	2015	2014
	(in millions)
Net sales, excluding intercompany:
Mueller Co.	$199.2	$191.3	$363.9	$356.3
Anvil	91.1	96.8	188.2	189.2
	$290.3	$288.1	$552.1	$545.5
Intercompany sales:
Mueller Co.	$1.7	$1.6	$3.6	$3.2
Anvil	0.1	0.1	0.1	0.1
	$1.8	$1.7	$3.7	$3.3
Operating income (loss):
Mueller Co.	$27.7	$26.2	$37.2	$42.1
Anvil	7.2	7.5	14.4	14.8
Corporate	(9.3)	(8.4)	(17.9)	(17.6)
	$25.6	$25.3	$33.7	$39.3
Depreciation and amortization:
Mueller Co.	$10.7	$10.1	$21.3	$21.2
Anvil	3.6	3.6	7.2	7.1
Corporate	0.1	0.1	0.2	0.2
	$14.4	$13.8	$28.7	$28.5
Restructuring:
Mueller Co.	$0.1	$1.6	$8.2	$1.7
Anvil	0.2	1.1	0.2	1.1
Corporate	0.4	—	0.5	—
	$0.7	$2.7	$8.9	$2.8
Capital expenditures:
Mueller Co.	$6.4	$6.5	$11.0	$10.9
Anvil	3.4	4.1	6.0	7.2
Corporate	—	0.2	—	0.2
	$9.8	$10.8	$17.0	$18.3

Note 8.	Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss is presented below.

	Minimum pension liability, net of tax	Foreign currency translation	Total

Balance at September 30, 2014	$(63.1)	$2.4	$(60.7)
Current period other comprehensive loss	(6.4)	(5.7)	(12.1)
Balance at March 31, 2015	$(69.5)	$(3.3)	$(72.8)

Note 9.	Commitments and Contingencies
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
Walter Energy-Related Income Taxes. Each member of the Walter Energy consolidated group, which included us through December 14, 2006, is jointly and severally liable for the federal income tax liability of each other member of the consolidated group for any year in which it is a member of the group at any time during such year. Accordingly, we could be liable in the event any such federal income tax liability is incurred, and not discharged, by any other member of the Walter Energy consolidated group for any period during which we were included in the Walter Energy consolidated group.
Walter Energy effectively controlled all of our tax decisions for periods during which we were a member of the Walter Energy consolidated group for federal income tax purposes and certain combined, consolidated or unitary state and local income tax groups. Under the terms of an income tax allocation agreement between us and Walter Energy, dated May 26, 2006, we generally compute our tax liability on a stand-alone basis, but Walter Energy has sole authority to respond to and conduct all tax proceedings (including tax audits) relating to our federal income and combined state tax returns, to file all such tax returns on our behalf and to determine the amount of our liability to (or entitlement to payment from) Walter Energy for such previous periods.
A dispute exists with the IRS regarding federal income taxes allegedly owed by the Walter Energy consolidated group from multiple tax years. According to Walter Energy's quarterly report on Form 10-Q filed with the SEC on May 5, 2015 (the "Walter Form 10-Q"), at March 31, 2015, Walter Energy had $33.0 million of accruals for unrecognized tax benefits on the matters subject to disposition. Walter Energy has stated it believes that all of its current and prior tax filing positions have substantial merit and intends to vigorously defend any tax claims asserted. In addition, Walter Energy stated in the Walter Form

10-Q that it believes that it has sufficient accruals to address any claims, including interest and penalties, and does not believe that any potential difference between the final settlements and the amounts accrued will be material.
On April 15, 2015, Walter Energy elected to exercise a 30-day grace period under the terms of indentures governing certain of its senior notes to extend the timeline for making cash interest payments due on such date. The Walter Form 10-Q indicated Walter Energy is continuing to work with its debt holders during the grace period, which expires on May 15, 2015, to establish a capital structure that would enable the company to avoid a default under its debt obligations. The Walter Form 10-Q also disclosed that it may be necessary for the company to initiate Chapter 11 proceedings whether or not an agreement is reached with debt holders to implement a restructuring of its obligations. Accordingly, for these and other reasons, we are unable to estimate reasonably possible losses related to Walter Energy consolidated group tax matters.
In accordance with the income tax allocation agreement, Walter Energy used certain tax assets of one of our predecessors in its calendar 2006 tax return for which payment to us is required. The income tax allocation agreement only requires Walter Energy to make the payment upon realization of this tax benefit by receiving a refund or otherwise offsetting taxes due. Walter Energy currently owes us $11.6 million, which includes recent tax audit and amended tax return adjustments, that is payable pending completion of an IRS audit of Walter Energy's 2006 tax year and the related refund of tax from that year. This receivable is included in other current assets at March 31, 2015. In the event Walter Energy is unsuccessful in negotiating a restructuring with its debt holders during the grace period discussed above, we will reevaluate the full collectibility of this receivable. See Part II - Item 1A - Risk Factors.
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
Other Matters. Anvil is in a dispute with Victaulic Company (“Victaulic”) regarding two patents held by Victaulic, U.S. Patent 7,086,131 (the “131 Patent”) and U.S. Patent 7,712,796 (the “796 Patent” and collectively with the 131 Patent, the “U.S. Patents”), which Anvil believes are invalid. The U.S. Patents potentially relate to a coupling product currently manufactured and marketed by Anvil. Anvil filed multiple reexamination requests with the U.S. Patent and Trademark Office (the “PTO”) regarding the U.S. Patents, and the PTO granted the requests. Although the PTO examiner initially invalidated most of the claims of the 796 Patent, the PTO examiner affirmed the validity of the 796 Patent in September 2014. In a Right of Appeal Notice mailed in April 2015, the PTO examiner finally rejected the original claim of the 131 Patent but indicated the allowance of several claims added during reexamination that appear substantially similar to those included in the 796 Patent. The final PTO decisions with respect to the U.S. Patents will likely be appealed by Anvil and/or Victaulic. Relatedly, Anvil and Victaulic are engaged in lawsuits in the U.S. District Court for the Northern District of Georgia and in the Federal Court of Toronto, Ontario, Canada. The Georgia District Court litigation has been stayed pending the final outcome of the ongoing reexaminations of the U.S. Patents by the PTO. Although Anvil intends to continue to vigorously contest the validity of the U.S. Patents, as well as Victaulic’s related patents in Canada, and to defend itself against any counterclaims made by Victaulic, the probability of a favorable or unfavorable outcome with respect to these proceedings is unknown. Any number of potential outcomes is possible due to the multiple claims associated with the proceedings, each of which is in different stages and subject to appeal. Further, there are a number of highly complex factual and technical issues involved, and it is uncertain whether a favorable or unfavorable result with respect to a particular ruling or proceeding will impact the other matters in controversy. Accordingly, we have not recorded any accrual with respect to these proceedings and a range of liability is not reasonably estimable.

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

Note 10.	Subsequent Events
On April 7, 2015, we entered into four interest rate swap contracts with forward start dates of September 30, 2016. These swap contracts effectively fix the interest rate on $150.0 million of our borrowings under the Term Loan at 5.591% from September 30, 2016 through September 30, 2021. The fair value of these swap contracts will be reported in our balance sheets in future periods. We expect to apply hedge accounting.
On April 21, 2015, our board of directors declared a dividend of $0.02 per share on our common stock, payable on or about May 20, 2015 to stockholders of record at the close of business on May 8, 2015.
On April 28, 2015, we announced the authorization of a stock repurchase program for up to $50.0 million of our common stock. The program does not commit us to any particular timing or quantity of purchases, and we may suspend or discontinue the program at any time.

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
Overview
Mueller Co.
We estimate approximately 75% of Mueller Co.’s 2014 net sales were for water infrastructure upgrade, repair and replacement directly related to municipal spending and approximately 20% were related to residential construction activity.
Municipal spending in 2015 has been relatively strong compared with the prior year period and economic forecasts predict this trend will continue. According to the U.S. Bureau of Economic Analysis, state and local tax receipts for the quarter ended March 31, 2015 were up year-over-year and, according to the U.S. Department of Labor, the trailing twelve-month average consumer price index for water and sewerage rates at March 31, 2015 increased 3.9%.
The year-over-year percentage change in housing starts is a key trailing indicator of demand for Mueller Co.'s products sold in the residential construction market. In March 2015, Zelman & Associates forecasted a 16% increase in housing starts for calendar 2015 compared with the prior year. In April 2015, Blue Chip Consensus forecasted a 14% increase and IHS Global Insight forecasted a 12% increase, in each case comparing calendar 2015 to the prior year. The current average growth rate forecasted among these services is approximately 14%, which is slightly lower than that forecasted several months ago, but higher than the actual 8.7% year-over-year increase in calendar 2014. Other macroeconomic indicators also tend to support continuing growth in demand for residential construction. For example, according to the U.S. Department of Labor, total non-farm payrolls increased at an average of 261,000 jobs per month for the year ended March 2015. Also, according to the U.S. Census Bureau, the number of households increased by 1.0 million in the quarter ended March 2015.
We expect Mueller Co.'s net sales percentage growth in the 2015 second half to be in the mid-single digits, with sales of valves, hydrants and brass products growing at a higher rate, based in part on these forecasts for growth in municipal spending and residential construction. Net sales of our metering products declined year-over-year in the first half of 2015. Shipments could increase in the second half of 2015 compared with the prior year period and be roughly flat for the full year, but this expectation depends upon generating revenues from projects not yet awarded. We also expect to benefit from a favorable mix of our higher-margin valves, hydrants and brass products. Accordingly, we expect an increase in operating income in 2015 compared with 2014.

Anvil
In 2014, approximately 75% of Anvil's net sales were generated by non-residential construction spending. We believe certain positive leading indicators related to non-residential construction signal growth in this market. For example, the Architectural Billings Index for March 2015 remained above 50 and Blue Chip Consensus forecasted a 5.0% increase in non-residential fixed investment in calendar 2015.
Sales to the oil & gas market accounted for approximately 20% of Anvil’s net sales in 2014. However, in the 2015 second quarter, Anvil’s net sales to the oil & gas market declined by approximately 40% year-over-year. The trend in rig counts is a key indicator of the direction of demand for Anvil’s products that are sold into this market. According to Baker Hughes Incorporated, U.S. land-based rig counts at May 1, 2015 declined approximately 50% year-over-year.
We expect Anvil’s net sales in the 2015 second half to decline year-over-year based largely on the significant decline in the oil & gas market. We expect Anvil's net sales into the non-residential construction market to increase, although the increase will not be sufficient to offset the decline in sales to the oil & gas market. Accordingly, we expect Anvil's net sales to be lower in 2015 compared with the prior year. We also expect operating income to be lower, even after excluding a $2.5 million gain on the sale of a building recorded in the fourth quarter of 2014.
Consolidated
Overall in 2015 for Mueller Water Products, we expect year-over-year net sales to increase in the low-single digits with stronger growth at Mueller Co. offset by a decline at Anvil. We expect higher operating income and operating margin, driven by a favorable mix of our higher-margin products at Mueller Co. We also expect interest expense to decrease as a result of the debt refinancing completed in the first quarter of 2015.

Results of Operations
Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

	Three months ended March 31, 2015
	Mueller Co.	Anvil	Corporate	Total
	(in millions)
Net sales	$199.2	$91.1	$—	$290.3
Gross profit	$56.6	$25.5	$—	$82.1
Operating expenses:
Selling, general and administrative	28.8	18.1	8.9	55.8
Restructuring	0.1	0.2	0.4	0.7
	28.9	18.3	9.3	56.5
Operating income (loss)	$27.7	$7.2	$(9.3)	25.6
Interest expense, net				6.1
Loss before income taxes				19.5
Income tax expense				7.2
Net income				$12.3

	Three months ended March 31 2014
	Mueller Co.	Anvil	Corporate	Total
	(in millions)
Net sales	$191.3	$96.8	$—	$288.1
Gross profit	$55.1	$27.1	$—	$82.2
Operating expenses:
Selling, general and administrative	27.3	18.5	8.4	54.2
Restructuring	1.6	1.1	—	2.7
	28.9	19.6	8.4	56.9
Operating income (loss)	$26.2	$7.5	$(8.4)	25.3
Interest expense, net				12.5
Income before income taxes				12.8
Income tax expense				3.1
Net income				$9.7
Consolidated Analysis
Net sales for the quarter ended March 31, 2015 increased $2.2 million to $290.3 million from $288.1 million in the prior year period. We experienced strong net sales growth in our residential construction, non-residential construction and municipal markets. However, we also experienced a decline in the oil & gas market and unfavorable changes in Canadian currency exchange rates.
Gross profit for the quarter ended March 31, 2015 was essentially flat at $82.1 million compared to $82.2 million in the prior year period. Gross margin declined to 28.3% for the quarter ended March 31, 2015 compared to 28.5% in the prior year period.
Selling, general and administrative expenses ("SG&A") for the quarter ended March 31, 2015 increased to $55.8 million from $54.2 million in the prior year period due primarily to higher SG&A at Mueller Co. SG&A as a percentage of net sales was 19.2% in the quarter ended March 31, 2015 and 18.8% in the prior year period.

Interest expense, net declined $6.4 million in the quarter ended March 31, 2015 compared to the prior year period due primarily to the debt refinancing completed in November 2014, which replaced the Senior Subordinated Notes and the Senior Unsecured Notes with the lower-rate Term Loan. Also, debt principal outstanding declined by $55.0 million due to the redemption of Senior Subordinated Notes in August 2014 and by $45.0 million due to the November 2014 refinancing. The components of interest expense, net are provided below.

	Three months ended
	March 31,
	2015	2014
	(in millions)
Term Loan	$5.1	$—
ABL Agreement	0.5	0.3
7.375% Senior Subordinated Notes	—	7.7
8.75% Senior Unsecured Notes	—	4.0
Deferred financing fees amortization	0.5	0.5
Other interest expense	—	0.1
	6.1	12.6
Interest income	—	(0.1)
	$6.1	$12.5
The components of income tax expense are provided below.

	Three months ended
	March 31,
	2015	2014
	(in millions)
Expense from income before income taxes	$7.2	$5.1
State tax rate change	—	(2.0)
	$7.2	$3.1
Segment Analysis
Mueller Co.
Net sales for the quarter ended March 31, 2015 increased to $199.2 million from $191.3 million in the prior year period. Domestic shipments of valves, hydrants, and brass products increased approximately 12% due to growth in demand from both the residential construction and municipal markets. This was offset primarily by lower net sales of metering products, resulting in an overall shipment volume improvement of $7.9 million. A modest improvement in prices was offset by the unfavorable impact of Canadian currency exchange rate changes.
Gross profit for the quarter ended March 31, 2015 increased to $56.6 million from $55.1 million in the prior year period due to sales price increases, increased shipment volumes and the effects of operating leverage, which were partially offset by the effects of harsh winter weather on production costs and unfavorable changes in Canadian currency exchange rates. Two plants were closed a total of six days due to weather conditions. Gross margin declined to 28.4% for the quarter ended March 31, 2015 compared to 28.8% in the prior year period due primarily to the adverse effects of winter weather and unfavorable changes in Canadian currency exchange rates.
SG&A in the quarter ended March 31, 2015 increased to $28.8 million from $27.3 million in the prior year period. Our continued efforts to grow our leak detection and pipe condition assessment business resulted in $0.9 million of higher SG&A this quarter compared with the prior year period. SG&A was 14.5% and 14.3% of net sales for the quarters ended March 31, 2015 and 2014, respectively.
Anvil
Net sales in the quarter ended March 31, 2015 declined to $91.1 million from $96.8 million in the prior year period primarily due to $6.6 million of lower shipment volumes. Net sales to the non-residential construction market increased approximately 6%, but this increase was more than offset by an approximately 40% decline in net sales to the oil & gas market.

Gross profit in the quarter ended March 31, 2015 decreased to $25.5 million from $27.1 million in the prior year period due to the decline in sales volume of oil & gas market products, partially offset by selling price improvements. Gross margin was flat at 28.0% in both the quarter ended March 31, 2015 and the prior year period.
SG&A decreased to $18.1 million in the quarter ended March 31, 2015 from $18.5 million in the prior year period. SG&A was 19.9% and 19.1% of net sales for the quarters ended March 31, 2015 and 2014, respectively.
During the quarter ended March 31, 2014, Anvil withdrew from a multi-employer pension plan and recorded a $1.0 million liability as restructuring expense.
Corporate
SG&A increased to $8.9 million in March 31, 2015 from $8.4 million in the prior year period.
Six Months Ended March 31, 2015 Compared to Six Months Ended March 31, 2014

	Six months ended March 31, 2015
	Mueller Co.	Anvil	Corporate	Total
	(in millions)
Net sales	$363.9	$188.2	$—	$552.1
Gross profit	$101.8	$51.6	$—	$153.4
Operating expenses:
Selling, general and administrative	56.4	37.0	17.4	110.8
Restructuring	8.2	0.2	0.5	8.9
	64.6	37.2	17.9	119.7
Operating income (loss)	$37.2	$14.4	$(17.9)	33.7
Interest expense, net				15.5
Loss on early extinguishment of debt				31.3
Loss before income taxes				(13.1)
Income tax benefit				(5.2)
Net loss				$(7.9)

	Six months ended March 31, 2014
	Mueller Co.	Anvil	Corporate	Total
	(in millions)
Net sales	$356.3	$189.2	$—	$545.5
Gross profit	$96.8	$52.5	$—	$149.3
Operating expenses:
Selling, general and administrative	53.0	36.6	17.6	107.2
Restructuring	1.7	1.1	—	2.8
	54.7	37.7	17.6	110.0
Operating income (loss)	$42.1	$14.8	$(17.6)	39.3
Interest expense, net				25.1
Income before income taxes				14.2
Income tax expense				3.4
Net income				$10.8
Consolidated Analysis
Net sales for the six months ended March 31, 2015 increased to $552.1 million from $545.5 million in the prior year period due primarily to improved pricing of $6.3 million. Higher shipment volumes of $4.0 million were essentially offset by unfavorable changes in Canadian currency exchange rates.
Gross profit for the six months ended March 31, 2015 increased to $153.4 million from $149.3 million in the prior year period. Gross margin increased 40 basis points to 27.8% in the six months ended March 31, 2015 from 27.4% in the prior year period.

SG&A for the six months ended March 31, 2015 increased to $110.8 million from $107.2 million in the prior year period. SG&A as a percentage of net sales was 20.1% in the six months ended March 31, 2015 and 19.7% in the prior year period.
Interest expense, net declined $9.6 million in the six months ended March 31, 2015 compared to the prior year period due primarily to the debt refinancing completed in November 2014, which replaced the Senior Subordinated Notes and the Senior Unsecured Notes with the lower-rate Term Loan. Also, debt principal outstanding declined by $55.0 million due to the redemption of Senior Subordinated Notes in August 2014 and by $45.0 million due to the November 2014 refinancing. The components of interest expense, net are provided below.

	Six months ended
	March 31,
	2015	2014
	(in millions)
Term Loan	$7.2	$—
7.375% Senior Subordinated Notes	4.0	15.4
8.75% Senior Unsecured Notes	2.4	8.0
ABL Agreement	0.8	0.6
Deferred financing fees amortization	1.0	1.0
Other interest expense	0.2	0.3
	15.6	25.3
Interest income	(0.1)	(0.2)
	$15.5	$25.1
The components of income tax expense (benefit) are provided below.

	Six months ended
	March 31,
	2015	2014
	(in millions)
Expense (benefit) from income before income taxes	$(5.0)	$5.6
State tax rate change	—	(2.0)
Other discrete items	(0.2)	(0.2)
	$(5.2)	$3.4
Segment Analysis
Mueller Co.
Net sales for the six months ended March 31, 2015 increased to $363.9 million from $356.3 million in the prior year period. Domestic shipments of Mueller Co. base products, which excludes metering products, leak detection and pipe condition assessment, increased approximately 6%, which was led by an increase in valve and hydrant sales of approximately 12%. This increase was offset primarily by lower net sales of metering products driven partly by significant, nonrecurring shipments for a project during the six months ended March 31, 2014.
Gross profit for the six months ended March 31, 2015 increased to $101.8 million from $96.8 million in the prior year period. Gross profit of Mueller Co. base products for the six months ended March 31, 2015 increased approximately 11%. Gross margin increased to 28.0% for the six months ended March 31, 2015 compared to 27.2% in the prior year period. Both gross profit and gross margin improved primarily due to a higher margin product mix of valves, hydrants and brass products and improved sales pricing.
SG&A in the six months ended March 31, 2015 increased to $56.4 million from $53.0 million in the prior year period. SG&A was 15.5% and 14.9% of net sales for the six months ended March 31, 2015 and 2014, respectively.
During the six months ended March 31, 2015, Mueller Co. ceased operations at a foundry in Canada that produced primarily commodity municipal castings. This resulted in a loss of $7.2 million, which was most of the total restructuring expense of $8.2 million recorded during the period.

Anvil
Net sales in the six months ended March 31, 2015 decreased to $188.2 million from $189.2 million in the prior year period. Net sales in the six months ended March 31, 2015 decreased $3.1 million due to lower shipment volumes and $1.0 million due to unfavorable changes in Canadian currency exchange rates, offset by increased pricing of $3.1 million. Lower net sales were primarily driven by $5.8 million of lower sales into the oil & gas market in the current period, though this was partially offset by $4.8 million of higher sales into the non-residential construction market when compared with the prior year period.
Gross profit in the six months ended March 31, 2015 decreased to $51.6 million from $52.5 million in the prior year period. Gross margin declined to 27.4% in the six months ended March 31, 2015 compared with 27.7% in the prior year period.
SG&A increased to $37.0 million in the six months ended March 31, 2015 from $36.6 million in the prior year period. SG&A was 19.7% of net sales for the six months ended March 31, 2015 and 19.3% in the prior year period.
Corporate
SG&A decreased to $17.4 million in the six months ended March 31, 2015 from $17.6 million in the prior year period.
Liquidity and Capital Resources
We refinanced our debt on November 25, 2014 by repaying all of our Senior Subordinated Notes and Senior Unsecured Notes and entering into a $500.0 million term loan that matures on November 25, 2021. We expect to realize annualized interest expense savings of approximately $22 million, assuming LIBOR remains at or below a 0.75% floor and before the effect of interest rate risk management activities, if any. This excludes the $31.3 million loss on early extinguishment of debt we recorded in the quarter ended December 31, 2014. To complete the refinancing, which included net principal reduction and payment of premiums, fees and interest accrued at November 25, 2014, we used approximately $50 million of cash.
We had cash and cash equivalents of $34.1 million at March 31, 2015 and $172.8 million of additional borrowing capacity under our ABL Agreement based on March 31, 2015 data. Undistributed earnings from our subsidiaries in Canada and China are considered to be permanently invested outside the United States. At March 31, 2015, cash and cash equivalents included $22.0 million and $5.6 million in Canada and China, respectively.
The ABL Agreement and Term Loan contain customary representations and warranties, covenants and provisions governing an event of default.  The covenants restrict our ability to engage in certain specified activities, including but not limited to the payment of dividends and the redemption of our common stock.
Cash flows from operating activities are categorized below.

	Six months ended
	March 31,
	2015	2014
	(in millions)
Collections from customers	$545.2	$535.4
Disbursements, other than interest and income taxes	(557.5)	(503.4)
Interest payments, net	(25.6)	(23.9)
Income tax payments, net	(1.0)	(0.5)
Cash provided by (used in) operating activities	$(38.9)	$7.6
Collections from customers were higher during the six months ended March 31, 2015 compared to the prior year period primarily related to increased net sales in 2015 compared to 2014.
Increased disbursements, other than interest and income taxes, during the six months ended March 31, 2015 reflect higher purchasing activity associated with increasing inventories and differences in the timing of expenditures.
Interest payments were higher during the six months ended March 31, 2015 compared to the prior year period due to the acceleration of interest payments related to the debt that was retired with the November 2014 refinancing.
Capital expenditures were $17.0 million in the six months ended March 31, 2015 compared to $18.3 million in the prior year period. We estimate 2015 capital expenditures will be between $36 million and $38 million.

We contributed $1 million to our Canadian pension plans during the six months ended March 31, 2015. We do not expect to make any significant additional pension plan contributions in 2015.
We anticipate that our existing cash, cash equivalents and borrowing capacity combined with our expected operating cash flows will be sufficient to meet our anticipated operating expenses, income tax payments, capital expenditures and debt service obligations as they become due through March 31, 2016. However, our ability to make these payments will depend partly upon our future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control.
ABL Agreement
At March 31, 2015, the ABL Agreement consisted of a revolving credit facility for up to $225 million of revolving credit borrowings, swing line loans and letters of credit. The ABL Agreement permits us to increase the size of the credit facility by an additional $150 million in certain circumstances subject to adequate borrowing base availability. We may borrow up to $25 million through swing line loans and may have up to $60 million of letters of credit outstanding.
Borrowings under the ABL Agreement bear interest at a floating rate equal to LIBOR, plus a margin ranging from 175 to 225 basis points, or a base rate, as defined in the ABL Agreement, plus a margin ranging from 75 to 125 basis points. At March 31, 2015, the applicable LIBOR-based margin was 175 basis points.
The ABL Agreement terminates on December 18, 2017. We pay a commitment fee for any unused borrowing capacity under the ABL Agreement of either 37.5 basis points per annum or 25 basis points per annum, based on daily average availability during the previous calendar quarter. At March 31, 2015, our commitment fee was 37.5 basis points. As measured using March 31, 2015 data, excess availability as reduced by outstanding letters of credit and accrued fees and expenses of $42.4 million was $172.8 million.
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

Term Loan
We had $498.8 million face value outstanding under the Term Loan at March 31, 2015. Term Loan borrowings accrue interest at a floating rate equal to LIBOR, subject to a floor of 0.75%, plus 325 basis points. We may voluntarily repay amounts borrowed under the Term Loan at any time. The principal amount of the Term Loan is required to be repaid in quarterly installments of $1.25 million. The Term Loan has a term of seven years. The Term Loan is guaranteed by substantially all of our U.S. subsidiaries and secured by essentially all of our assets, though the ABL Agreement has a senior claim on certain collateral securing borrowings thereunder.
As discussed under Off-Balance Sheet Arrangements below, subsequent to March 31, 2015, we entered into interest rate swap contracts to effectively fix the interest rate on $150.0 million of our borrowings under the Term Loan at 5.591% from September 30, 2016 through September 30, 2021.
Our corporate credit rating and the credit rating for our debt are presented below.

	Moody’s		Standard & Poor's
	March 31,	September 30,	March 31,	September 30,
	2015	2014	2015	2014
Corporate credit rating	B1	B1	BB-	BB-
ABL Agreement	Not rated	Not rated	Not rated	Not rated
Term Loan	B2	n/a	BB	n/a
Outlook	Stable	Stable	Stable	Stable
Off-Balance Sheet Arrangements
We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as "structured finance" or "special purpose" entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, at March 31, 2015 we did not have any undisclosed borrowings or debt or any derivative contracts or synthetic leases. Therefore, we were not exposed to any financing, liquidity, market or credit risk that could have arisen had we engaged in such relationships.
On April 7, 2015, we entered into four interest rate swap contracts with forward start dates of September 30, 2016. These swap contracts effectively fix the interest rate on $150.0 million of our borrowings under the Term Loan at 5.591% from September 30, 2016 through September 30, 2021. The fair value of these swap contracts will be reported in our balance sheets in future periods. We expect to apply hedge accounting.
We use letters of credit and surety bonds in the ordinary course of business to ensure the performance of contractual obligations. At March 31, 2015, we had $26.9 million of letters of credit and $27.6 million of surety bonds outstanding.
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
During the quarter ended March 31, 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Refer to the information provided in Note 9 to the notes to the condensed consolidated financial statements presented in Item 1 of Part I of this report.

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
As we have disclosed in our public filings since 2006 when we were spun off from Walter Energy, Inc., we may have liability for federal income tax allegedly owed by Walter Energy for certain periods prior to our spin-off. In general, each member of the Walter Energy consolidated group, which included us through December 14, 2006, is jointly and severally liable for the federal income tax liability of each other member of the consolidated group.
In its quarterly report on Form 10-Q filed with the SEC on May 5, 2015 (the "Walter Energy 10-Q"), Walter Energy disclosed there was substantial doubt regarding its ability to generate sufficient growth in its operating revenues and operating cash flows to meet its financial obligations beyond 2015, as well as its ability to continue as a going concern.
A dispute exists with the IRS regarding federal income taxes allegedly owed by the Walter Energy consolidated group from multiple tax years. According to the Walter Energy 10-Q, at March 31, 2015, Walter Energy had $33.0 million of accruals for unrecognized tax benefits on the matters subject to disposition. Walter Energy has stated it believes that all of its current and prior tax filing positions have substantial merit and intends to vigorously defend any tax claims asserted. In addition, Walter Energy stated in the Walter Energy 10-Q it believes it has sufficient accruals to address any claims, including interest and penalties, and does not believe that any potential difference between the final settlements and the amounts accrued will be material.
We could be liable for all or a portion of this federal income tax liability if any such federal income tax liability is incurred, and not discharged, by any other member of the Walter Energy consolidated group for any period during which we were included in the Walter Energy consolidated group. See Note 9 - Commitments and Contingencies - Walter Energy-Related Income Taxes.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the quarter ended March 31, 2015, we repurchased shares of our common stock as follows.

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publically announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1-31, 2015	4,999	$9.76	—	—
February 1-28, 2015	—	—	—	—
March 1-31, 2015	—	—	—	—
Total	4,999	$9.76	—	—
(1)  Reflects shares surrendered to us to pay the tax withholding obligations of participants in connection with the lapsing of restrictions on restricted stock units.

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
101*
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language), (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Other Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements.

* Filed with this quarterly report
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MUELLER WATER PRODUCTS, INC.
Date:	May 8, 2015	By:	/s/ Evan L. Hart
Evan L. Hart
Chief Financial Officer