Form 10-Q
period 2015-06-30
Mueller Water Products, Inc.
filed 2015-08-07
CIK 1350593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
☐                       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
There were 160,496,841 shares of common stock of the registrant outstanding at July 31, 2015.

PART I

Item 1.	FINANCIAL STATEMENTS
MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	September 30,
	2015	2014
	(in millions, except share amounts)
Assets:
Cash and cash equivalents	$61.4	$161.1
Receivables, net	166.8	182.1
Inventories	228.6	198.0
Deferred income taxes	28.0	38.6
Other current assets	20.9	44.1
Total current assets	505.7	623.9
Property, plant and equipment, net	145.1	146.3
Intangible assets	514.1	533.6
Other noncurrent assets	32.5	13.3
Total assets	$1,197.4	$1,317.1

Liabilities and equity:
Current portion of long-term debt	$6.0	$46.2
Accounts payable	83.1	116.0
Other current liabilities	58.8	82.2
Total current liabilities	147.9	244.4
Long-term debt	491.2	499.4
Deferred income taxes	132.0	150.4
Other noncurrent liabilities	86.4	71.3
Total liabilities	857.5	965.5

Commitments and contingencies (Note 10)

Common stock: 600,000,000 shares authorized; 160,441,839 and 159,760,671 shares outstanding at June 30, 2015 and September 30, 2014, respectively	1.6	1.6
Additional paid-in capital	1,576.4	1,582.8
Accumulated deficit	(1,165.1)	(1,173.7)
Accumulated other comprehensive loss	(74.5)	(60.7)
Total Company stockholders’ equity	338.4	350.0
Noncontrolling interest	1.5	1.6
Total equity	339.9	351.6
Total liabilities and equity	$1,197.4	$1,317.1

The accompanying notes are an integral part of the consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended		Nine months ended
	June 30,		June 30,
	2015	2014	2015	2014
	(in millions, except per share amounts)
Net sales	$301.0	$318.5	$853.1	$864.0
Cost of sales	204.8	221.2	603.5	617.4
Gross profit	96.2	97.3	249.6	246.6
Operating expenses:
Selling, general and administrative	52.9	55.3	163.7	162.5
Loss on Walter tax-related receivable	11.6	—	11.6	—
Restructuring	0.2	0.2	9.1	3.0
Total operating expenses	64.7	55.5	184.4	165.5
Operating income	31.5	41.8	65.2	81.1
Interest expense, net	6.3	12.5	21.8	37.6
Loss on early extinguishment of debt	—	—	31.3	—
Income before income taxes	25.2	29.3	12.1	43.5
Income tax expense	8.7	10.8	3.5	14.2
Net income	$16.5	$18.5	$8.6	$29.3

Net income per share:
Basic	$0.10	$0.12	$0.05	$0.18
Diluted	$0.10	$0.11	$0.05	$0.18

Weighted average shares outstanding:
Basic	160.8	159.5	160.5	159.0
Diluted	163.5	162.2	163.3	161.9

Dividends declared per share	$0.0200	$0.0175	$0.0550	$0.0525

The accompanying notes are an integral part of the consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three months ended		Nine months ended
	June 30,		June 30,
	2015	2014	2015	2014
	(in millions)
Net income	$16.5	$18.5	$8.6	$29.3
Other comprehensive loss:
Minimum pension liability	(5.2)	(4.9)	(15.7)	(14.7)
Income tax effects	2.0	1.9	6.1	5.7
Foreign currency translation	1.0	2.1	(4.7)	(1.9)
Derivative fair value change	0.9	—	0.9	—
Income tax effects	(0.4)	—	(0.4)	—
	(1.7)	(0.9)	(13.8)	(10.9)
Comprehensive income (loss)	$14.8	$17.6	$(5.2)	$18.4

The accompanying notes are an integral part of the consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF EQUITY NINE MONTHS ENDED JUNE 30, 2015 (UNAUDITED)

	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Non-controlling interest	Total
	(in millions)
Balance at September 30, 2014	$1.6	$1,582.8	$(1,173.7)	$(60.7)	$1.6	$351.6
Net income	—	—	8.6	—	(0.1)	8.5
Dividends declared	—	(8.8)	—	—	—	(8.8)
Stock repurchased under buyback program	—	(5.0)	—	—	—	(5.0)
Shares retained for employee taxes	—	(2.4)	—	—	—	(2.4)
Stock-based compensation	—	3.7	—	—	—	3.7
Excess tax benefit on stock compensation	—	3.2	—	—	—	3.2
Stock issued under stock compensation plans	—	2.9	—	—	—	2.9
Other comprehensive loss, net of tax	—	—	—	(13.8)	—	(13.8)
Balance at June 30, 2015	$1.6	$1,576.4	$(1,165.1)	$(74.5)	$1.5	$339.9

The accompanying notes are an integral part of the consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended
	June 30,
	2015	2014
	(in millions)
Operating activities:
Net income	$8.6	$29.3
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on early extinguishment of debt	31.3	—
Depreciation	21.2	20.3
Amortization	22.0	22.2
Loss on Walter tax-related receivable	11.6	—
Stock-based compensation	3.6	5.2
Deferred income taxes	1.1	13.4
Retirement plans	0.4	1.0
Other, net	4.8	3.0
Changes in assets and liabilities:
Receivables	13.0	(18.9)
Inventories	(33.3)	16.2
Other assets	(2.0)	1.3
Liabilities	(63.1)	(32.0)
Net cash provided by operating activities	19.2	61.0
Investing activities:
Capital expenditures	(26.3)	(25.5)
Proceeds from sales of assets	4.9	1.2
Other	0.3	—
Net cash used in investing activities	(21.1)	(24.3)
Financing activities:
Issuance of debt	512.5	—
Repayments of debt	(587.7)	—
Excess tax benefit on stock-based compensation	3.2	—
Issuance of common stock	2.9	3.6
Dividends	(8.8)	(8.4)
Deferred financing fees	(8.5)	—
Stock repurchased under buyback program	(5.0)	—
Employee taxes related to stock-based compensation	(2.4)	(3.1)
Other	(0.7)	(0.1)
Net cash used in financing activities	(94.5)	(8.0)
Effect of currency exchange rate changes on cash	(3.3)	(1.4)
Net change in cash and cash equivalents	(99.7)	27.3
Cash and cash equivalents at beginning of period	161.1	123.6
Cash and cash equivalents at end of period	$61.4	$150.9

The accompanying notes are an integral part of the consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization
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
In July 2014, Mueller Co. acquired a 49% ownership interest in an industrial valve joint venture for $1.7 million. Due to substantive control features in the operating agreement, all of the joint venture's assets, liabilities and results of operations are included in our consolidated financial statements. In the three and nine months ended June 30, 2015, the net loss attributable to noncontrolling interest is included in selling, general and administrative expenses. Noncontrolling interest is recorded at its carrying value, which approximates fair value.
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
In May 2014, the Financial Accounting Standards Board issued new guidance for the recognition of revenue.  This new guidance applies to us beginning with our first quarter of 2019 and early adoption is not permitted.  We are in the early stages of evaluating the impact of the adoption of this guidance on our future financial statements and related disclosures and we have not yet reached any conclusions.

Note 2.	Restructuring
In December 2014, Mueller Co. sold certain assets related to its municipal casting operations in Canada and closed the associated facility. These actions resulted in restructuring expense of $7.2 million, which was comprised of a $2.5 million impairment charge, $2.3 million of environmental remediation costs and $2.4 million of severance and other costs. These operations generated net sales of $11.5 million during 2014.
In April 2014, Anvil sold the production equipment and certain inventory at its Bloomington, Minnesota location for an immaterial gain. Anvil also signed a supply agreement with the buyer and terminated the employment of all employees at that location, which resulted in the withdrawal from the only multi-employer pension plan in which the Company had participated. Anvil recorded a related withdrawal liability of $0.9 million as restructuring expense. Also in April 2014, Anvil entered into an agreement to sell the land and buildings at this location, which resulted in a net gain of $2.5 million in the quarter ended September 30, 2014.

Note 3.	Borrowing Arrangements
The components of our long-term debt are presented below.

	June 30,	September 30,
	2015	2014
	(in millions)
ABL Agreement	$—	$—
Term Loan	495.2	—
Senior Unsecured Notes	—	178.3
Senior Subordinated Notes	—	365.0
Other	2.0	2.3
	497.2	545.6
Less current portion	(6.0)	(46.2)
Long-term debt	$491.2	$499.4
ABL Agreement. At June 30, 2015, our asset based lending agreement (“ABL Agreement”) consisted of a revolving credit facility for up to $225 million of revolving credit borrowings, swing line loans and letters of credit. The ABL Agreement permits us to increase the size of the credit facility by an additional $150 million in certain circumstances subject to adequate borrowing base availability. We may borrow up to $25 million through swing line loans and may have up to $60 million of letters of credit outstanding.
Borrowings under the ABL Agreement bear interest at a floating rate equal to LIBOR, plus a margin ranging from 175 to 225 basis points, or a base rate, as defined in the ABL Agreement, plus a margin ranging from 75 to 125 basis points. At June 30, 2015, the applicable rate was LIBOR plus 200 basis points.
The ABL Agreement terminates on December 18, 2017. We pay a commitment fee for any unused borrowing capacity under the ABL Agreement of either 37.5 basis points per annum or 25 basis points per annum, based on daily average availability during the previous calendar quarter. At June 30, 2015, our commitment fee was 37.5 basis points. Our obligations under the ABL Agreement are secured by a first-priority perfected lien on all of our U.S. receivables and inventories, certain cash and other supporting obligations. Borrowings are not subject to any financial maintenance covenants unless excess availability is less than the greater of $22.5 million and 10% of the aggregate commitments under the ABL Agreement. Excess availability based on June 30, 2015 data, as reduced by outstanding letters of credit and accrued fees and expenses of $29.6 million, was $167.9 million.
Term Loan. On November 25, 2014, we entered into a $500.0 million senior secured term loan (“Term Loan”). We capitalized $8.5 million of debt issuance costs, which are being amortized over the term of the Term Loan using the effective interest rate method. The proceeds from the Term Loan, along with other cash, were used to prepay our 7.375% Senior Subordinated Notes (“Senior Subordinated Notes”) and 8.75% Senior Unsecured Notes (“Senior Unsecured Notes”) and to satisfy and discharge our obligations under the respective indentures. We recorded a loss on early extinguishment of debt of $31.3 million, which consisted of $25.2 million of tender and call premiums, $4.4 million of deferred finance fees and $1.7 million of unamortized discount written off.
The Term Loan accrues interest at a floating rate equal to LIBOR, subject to a floor of 0.75%, plus 325 basis points. At June 30, 2015, the weighted-average effective interest rate was 4.00%. We may voluntarily repay amounts borrowed under the Term Loan at any time. The principal amount of the Term Loan is required to be repaid in quarterly installments of $1.25 million, with any remaining principal due on November 25, 2021. The Term Loan is guaranteed by substantially all of our U.S. subsidiaries and is secured by essentially all of our assets, although the ABL Agreement has a senior claim on certain collateral securing borrowings thereunder. The Term Loan is reported net of unamortized discount of $2.3 million. Based on quoted market prices, the outstanding Term Loan had a fair value of $497.5 million at June 30, 2015.
The Term Loan contains affirmative and negative operating covenants applicable to us and our restricted subsidiaries. We believe we were compliant with these covenants at June 30, 2015 and expect to remain in compliance through June 30, 2016.

Note 4.	Derivative Financial Instruments
We are exposed to interest rate risk that we manage to some extent using derivative instruments. We have four interest rate swap contracts with forward start dates of September 30, 2016. Starting on that date, we will receive interest calculated using 3-month LIBOR, subject to a floor of 0.750%, and pay fixed interest at 2.341%, on an aggregate notional amount of $150.0 million. These swap contracts effectively fix the interest rate on $150.0 million of our borrowings under the Term Loan at 5.591%, including the 325 basis point spread, from September 30, 2016 through September 30, 2021. Based on publicly available interest rate forward yield curve information, these swap contract assets had a fair value of $0.9 million at June 30, 2015, which is included in other noncurrent assets.
We have designated our interest rate swap contracts as cash flow hedges of our future interest payments and elected to apply the "shortcut" method of assessing hedge effectiveness. As a result, the gain or loss on the swap contracts is reported as a component of other comprehensive loss and will be reclassified into interest expense as the related interest payments are made.

Note. 5	Retirement Plans
The components of net periodic benefit cost for our pension plans are as follows.

	Three months ended		Nine months ended
	June 30,		June 30,
	2015	2014	2015	2014
	(in millions)
Service cost	$0.5	$0.4	$1.5	$1.2
Interest cost	5.0	5.0	15.0	15.0
Expected return on plan assets	(6.2)	(6.0)	(18.5)	(17.9)
Amortization of actuarial net loss	0.8	0.9	2.4	2.7
Net periodic benefit cost	$0.1	$0.3	$0.4	$1.0
The amortization of actuarial losses, net of tax, is recorded as a component of other comprehensive loss.
We contributed $1.1 million to our Canadian pension plans during the nine months ended June 30, 2015. For financial reporting purposes, our pension plan obligations were 89% funded at September 30, 2014.

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
We have granted Phantom Plan awards under the Mueller Water Products, Inc. Phantom Plan (“Phantom Plan”). At June 30, 2015, the outstanding Phantom Plan awards had a fair value of $9.10 per award and our liability for Phantom Plan awards was $2.7 million.

We granted stock-based compensation awards under the 2006 Stock Plan, the Mueller Water Products, Inc. 2006 Employee Stock Purchase Plan and the Phantom Plan during the nine months ended June 30, 2015 as follows.

	Number granted	Weighted average grant date fair value per instrument	Total grant date fair value (in millions)
Quarter ended December 31, 2014:
Restricted stock units	378,036	$9.78	$3.7
Employee stock purchase plan instruments	51,574	1.89	0.1
Phantom Plan awards	289,524	9.78	2.8
PRSUs	240,691	9.78	2.4
Quarter ended March 31, 2015:
Restricted stock units	40,617	9.97	0.4
Non-qualified stock options	97,119	5.93	0.6
Employee stock purchase plan instruments	56,964	1.96	0.1
Quarter ended June 30, 2015:
Employee stock purchase plan instruments	49,010	2.28	0.1
			$10.2
We recorded stock-based compensation expense of $0.6 million and $2.1 million during the three months ended June 30, 2015 and 2014, respectively, and $5.9 million and $8.2 million during the nine months ended June 30, 2015 and 2014, respectively. At June 30, 2015, there was approximately $5.1 million of unrecognized compensation expense related to stock-based awards.
We excluded 1,021,028 and 1,117,275 of stock-based compensation instruments from the calculations of diluted earnings per share for the quarters ended June 30, 2015 and 2014, respectively, and 993,148 and 1,103,986 for the nine months ended June 30, 2015 and 2014, respectively, since their inclusion would have been antidilutive.

Note 7.	Supplemental Balance Sheet Information
Selected supplemental balance sheet information is presented below.

	June 30,	September 30,
	2015	2014
	(in millions)
Inventories:
Purchased components and raw material	$80.9	$72.0
Work in process	41.1	34.5
Finished goods	106.6	91.5
	$228.6	$198.0
Property, plant and equipment:
Land	$9.4	$9.6
Buildings	78.1	78.0
Machinery and equipment	345.2	332.9
Construction in progress	17.0	18.7
	449.7	439.2
Accumulated depreciation	(304.6)	(292.9)
	$145.1	$146.3
Other current liabilities:
Compensation and benefits	$29.1	$39.5
Customer rebates	11.9	16.9
Taxes other than income taxes	4.1	4.7
Warranty	2.6	2.6
Environmental	2.2	0.1
Income taxes	0.8	0.7
Interest	0.8	10.7
Restructuring	0.1	0.9
Other	7.2	6.1
	$58.8	$82.2

Gross liabilities for unrecognized income tax benefits	$2.7	$2.7

Note 8.	Segment Information
Summarized financial information for our segments is presented below.

	Three months ended		Nine months ended
	June 30,		June 30,
	2015	2014	2015	2014
	(in millions)
Net sales, excluding intercompany:
Mueller Co.	$211.8	$214.0	$575.7	$570.3
Anvil	89.2	104.5	277.4	293.7
	$301.0	$318.5	$853.1	$864.0
Intercompany sales:
Mueller Co.	$1.8	$1.6	$5.4	$4.8
Anvil	—	—	0.1	0.1
	$1.8	$1.6	$5.5	$4.9
Operating income (loss):
Mueller Co.	$43.2	$42.2	$80.4	$84.3
Anvil	7.0	9.5	21.4	24.3
Corporate (1)	(18.7)	(9.9)	(36.6)	(27.5)
	$31.5	$41.8	$65.2	$81.1
Depreciation and amortization:
Mueller Co.	$10.8	$10.4	$32.1	$31.6
Anvil	3.6	3.5	10.8	10.6
Corporate	0.1	0.1	0.3	0.3
	$14.5	$14.0	$43.2	$42.5
Restructuring:
Mueller Co.	$0.1	$0.2	$8.3	$1.9
Anvil	0.2	—	0.4	1.1
Corporate	(0.1)	—	0.4	—
	$0.2	$0.2	$9.1	$3.0
Capital expenditures:
Mueller Co.	$6.7	$5.0	$17.7	$15.9
Anvil	2.5	2.2	8.5	9.4
Corporate	0.1	—	0.1	0.2
	$9.3	$7.2	$26.3	$25.5

(1)	Includes an $11.6 million loss on the Walter tax-related receivable in the three months and nine months ended June 30, 2015.

Note 9.	Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss is presented below.

	Minimum pension liability, net of tax	Foreign currency translation	Derivative instruments, net of tax	Total

Balance at September 30, 2014	$(63.1)	$2.4	$—	$(60.7)
Current period other comprehensive income (loss)	(9.6)	(4.7)	0.5	(13.8)
Balance at June 30, 2015	$(72.7)	$(2.3)	$0.5	$(74.5)

Note 10.	Commitments and Contingencies
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
Walter Energy. Each member of the Walter Energy consolidated group, which included us through December 14, 2006, is jointly and severally liable for the federal income tax liability of each other member of the consolidated group for any year in which it is a member of the group at any time during such year. Accordingly, we could be liable in the event any such federal income tax liability is incurred, and not discharged, by any other member of the Walter Energy consolidated group for any period during which we were included in the Walter Energy consolidated group.
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
Walter Energy filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in July 2015. We are currently monitoring the filing inasmuch as we could be liable for all or a portion of this federal income tax liability if it is incurred, and not discharged, for any period during which we were included in the Walter Energy consolidated group.
In accordance with the income tax allocation agreement, Walter Energy used certain tax assets of one of our predecessors in its calendar 2006 tax return for which payment to us is required. The income tax allocation agreement only requires Walter Energy to make the payment upon realization of this tax benefit by receiving a refund or otherwise offsetting taxes due. Walter Energy currently owes us $11.6 million, which includes recent tax audit and amended tax return adjustments, that is payable pending completion of an IRS audit of Walter Energy's 2006 tax year and the related refund of tax from that year. As a result of the aforementioned Chapter 11 petition, we recorded a provision for doubtful accounts of $11.6 million in the quarter ended June 30, 2015.
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
Additionally, in connection with the sale of assets and the divestiture of businesses, such as the 2012 divestiture of our U.S. Pipe segment, we may agree to indemnify buyers and related parties for certain losses or liabilities incurred by these parties with respect to: (i) the representations and warranties made by us to these parties in connection with the sale and (ii) liabilities related to the pre-closing operations of the assets or business sold. Indemnities related to pre-closing operations generally include certain environmental and tax liabilities and other liabilities not assumed by these parties in the transaction.
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
Other Matters. Anvil is in a dispute with Victaulic Company (“Victaulic”) regarding two patents held by Victaulic, U.S. Patent 7,086,131 (the “131 Patent”) and U.S. Patent 7,712,796 (the “796 Patent” and collectively with the 131 Patent, the “U.S. Patents”), which Anvil believes are invalid. The U.S. Patents potentially relate to a coupling product currently manufactured and marketed by Anvil. Anvil filed multiple reexamination requests with the U.S. Patent and Trademark Office (the “PTO”) regarding the U.S. Patents, and the PTO granted the requests. Although the PTO examiner initially invalidated most of the claims of the 796 Patent, the PTO examiner affirmed the validity of the 796 Patent in September 2014. In April 2015, the PTO examiner invalidated the original claim of the 131 Patent but found several claims added during reexamination that appear substantially similar to those included in the 796 Patent patentable. The PTO examiners' decisions with respect to the U.S. Patents have been appealed by Anvil and Victaulic. Relatedly, Anvil and Victaulic are engaged in lawsuits in the U.S. District Court for the Northern District of Georgia and in the Federal Court of Toronto, Ontario, Canada. The Georgia District Court litigation has been stayed pending the final outcome of the ongoing reexaminations of the U.S. Patents by the PTO. Although Anvil intends to continue to vigorously contest the validity of the U.S. Patents, as well as Victaulic’s related patents in Canada, and to defend itself against any counterclaims made by Victaulic, the probability of a favorable or unfavorable outcome with respect to these proceedings is unknown. Any number of potential outcomes is possible due to the multiple claims associated with the proceedings, each of which is in different stages and subject to appeal. Further, there are a number of highly complex factual and technical issues involved, and it is uncertain whether a favorable or unfavorable result with respect to a particular ruling or proceeding will impact the other matters in controversy. Accordingly, we have not recorded any accrual with respect to these proceedings and a range of liability is not reasonably estimable.

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
On July 21, 2015, our board of directors declared a dividend of $0.02 per share on our common stock, payable on or about August 20, 2015 to stockholders of record at the close of business on August 10, 2015.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto that appear elsewhere in this report. This report contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements that address activities, events or developments that the Company's management intends, expects, plans, projects, believes or anticipates will or may occur in the future are forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements we make regarding the general municipal spending environment, the condition of our end markets and the performance of each of Mueller Co. and Anvil over future periods. Forward-looking statements are based on certain assumptions and assessments made by management in light of their experience and their perception of historical trends, current conditions and expected future developments. Actual results and the timing of events may differ materially from those contemplated by the forward-looking statements due to a number of factors, including regional, national or global political, economic, business, competitive, market and regulatory conditions and the other factors that are described in the section entitled “RISK FACTORS” in Item 1A. of our annual report on Form 10-K for the year ended September 30, 2014 ("Annual Report") and of our quarterly report on Form 10-Q for the quarter ended March 31, 2015. Undue reliance should not be placed on any forward-looking statements. The Company does not have any intention or obligation to update forward-looking statements, except as required by law.
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
Municipal spending in 2015 has been relatively strong compared with the prior year period and economic forecasts predict this trend will continue. According to the U.S. Bureau of Economic Analysis, state and local tax receipts for the quarter ended June 30, 2015 were up year-over-year and, according to the U.S. Department of Labor, the trailing twelve-month average consumer price index for water and sewerage rates at June 30, 2015 increased 4.3%.
The year-over-year percentage change in housing starts is a key trailing indicator of demand for Mueller Co.'s products sold in the residential construction market. In June 2015, Zelman & Associates forecasted a 15% increase in housing starts for calendar 2015 compared with the prior year. In July 2015, Blue Chip Consensus and IHS Global Insight each forecasted a 10% increase, comparing calendar 2015 to the prior year. The current average growth rate forecasted among these services is approximately 12%, which is slightly lower than that forecasted several months ago, but higher than the actual 8.7% year-over-year increase in calendar 2014. Other macroeconomic indicators also tend to support continuing growth in demand for residential construction. For example, according to the U.S. Department of Labor, total non-farm payrolls increased at an average of 245,000 jobs per month for the 12 months ended June 2015. Also, according to the U.S. Census Bureau, the trailing twelve-month average number of monthly household formations through June 30, 2015 was 1.4 million compared to 0.7 million during the prior year period.
We expect Mueller Co.'s net sales percentage growth in the 2015 fourth quarter to be in the mid-single digits. We believe that inclement weather in Texas, Colorado and parts of the Midwest led to construction delays and increased distributor inventory levels in those areas at June 30 2015 compared to both March 31, 2015 and June 30, 2014. We believe that these delayed construction projects may take longer than three months to complete and that some may be completed using products already in distributors' inventory. Net sales of our metering products and systems declined year-over-year in the 2015 third quarter, but we expect recent advanced metering infrastructure ("AMI") project awards to drive net sales growth in the fourth quarter as compared to both the 2015 second quarter and the 2014 third quarter. At July 31, 2015, our AMI backlog together with recent awards was up approximately 2.5 times, or approximately $18 million, over the same metric at the prior year. We also expect Mueller Co. to benefit from a favorable mix of its higher-margin valves, hydrants and brass products. Accordingly, we expect an increase in Mueller Co.'s operating income in 2015 compared with 2014.

Anvil
In 2014, approximately 75% of Anvil's net sales were generated by non-residential construction spending. We believe certain positive leading indicators related to non-residential construction signal growth in this market. For example, the Architectural Billings Index for June 2015 remained above 50 and Blue Chip Consensus forecasted a 3.6% increase in non-residential fixed investment in calendar 2015.
Sales to the oil & gas market accounted for approximately 20% of Anvil’s net sales in 2014. In the 2015 third quarter, Anvil’s net sales to the oil & gas market declined by approximately 60% year-over-year. The trend in rig counts is a key indicator of the direction of demand for Anvil’s products that are sold into this market. According to Baker Hughes Incorporated, U.S. land-based rig counts in early July 2015 declined approximately 54% year-over-year.
We expect Anvil’s net sales in the 2015 fourth quarter to decline year-over-year based largely on the significant decline in the oil & gas market. We also expect operating income to be lower, even after excluding the $2.5 million gain on the sale of a building recorded in the fourth quarter of 2014.
Consolidated
Overall in 2015 for Mueller Water Products, we expect year-over-year net sales percentage growth in the low-single digits with stronger growth at Mueller Co. offset by a decline at Anvil. We expect higher operating income and operating margin, driven by a favorable mix of our higher-margin products at Mueller Co. We also expect interest expense to decrease as a result of the debt refinancing we completed in the first quarter of 2015.

Results of Operations
Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

	Three months ended June 30, 2015
	Mueller Co.	Anvil	Corporate	Total
	(in millions)
Net sales	$211.8	$89.2	$—	$301.0
Gross profit	$72.2	$24.0	$—	$96.2
Operating expenses:
Selling, general and administrative	28.9	16.8	7.2	52.9
Loss on Walter tax-related receivable	—	—	11.6	11.6
Restructuring	0.1	0.2	(0.1)	0.2
	29.0	17.0	18.7	64.7
Operating income (loss)	$43.2	$7.0	$(18.7)	31.5
Interest expense, net				6.3
Income before income taxes				25.2
Income tax expense				8.7
Net income				$16.5

	Three months ended June 30 2014
	Mueller Co.	Anvil	Corporate	Total
	(in millions)
Net sales	$214.0	$104.5	$—	$318.5
Gross profit	$70.1	$27.2	$—	$97.3
Operating expenses:
Selling, general and administrative	27.7	17.7	9.9	55.3
Restructuring	0.2	—	—	0.2
	27.9	17.7	9.9	55.5
Operating income (loss)	$42.2	$9.5	$(9.9)	41.8
Interest expense, net				12.5
Income before income taxes				29.3
Income tax expense				10.8
Net income				$18.5
Consolidated Analysis
Net sales for the quarter ended June 30, 2015 declined $17.5 million to $301.0 million from $318.5 million in the prior year period. We experienced a decline due to decreased shipment volumes in the oil & gas market, the divestiture of our Canadian municipal castings business and unfavorable changes in Canadian currency exchange rates. The decline was partially offset by growth in our municipal markets and residential construction.
Gross profit for the quarter ended June 30, 2015 declined $1.1 million to $96.2 million from $97.3 million in the prior year period. Gross margin increased to 32.0% for the quarter ended June 30, 2015 compared to 30.5% in the prior year period. This improvement was driven mostly by greater manufacturing efficiencies, lower raw material costs and higher sales pricing.
Selling, general and administrative expenses ("SG&A") for the quarter ended June 30, 2015 decreased to $52.9 million from $55.3 million in the prior year period due primarily to lower Corporate personnel-related expenses. SG&A as a percentage of net sales was 17.6% in the quarter ended June 30, 2015 and 17.4% in the prior year period.
We have a tax-related receivable from Walter Energy of $11.6 million from prior to our spin-off from Walter in December 2006. Walter filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in July 2015. As a result of this petition, we recorded a provision for doubtful accounts of $11.6 million in the quarter ended June 30, 2015.

Interest expense, net declined $6.2 million in the quarter ended June 30, 2015 compared to the prior year period due primarily to the debt refinancing completed in November 2014, which replaced the Senior Subordinated Notes and the Senior Unsecured Notes with the lower-rate Term Loan. Also, debt principal outstanding declined by $55.0 million due to the redemption of Senior Subordinated Notes in August 2014 and by $45.0 million due to the November 2014 refinancing. The components of interest expense, net are provided below.

	Three months ended
	June 30,
	2015	2014
	(in millions)
Term Loan	$5.1	$—
ABL Agreement	0.6	0.3
7.375% Senior Subordinated Notes	—	7.8
8.75% Senior Unsecured Notes	—	4.0
Deferred financing fees amortization	0.5	0.5
Other interest expense	0.1	—
	6.3	12.6
Interest income	—	(0.1)
	$6.3	$12.5
The components of income tax expense are provided below.

	Three months ended
	June 30,
	2015	2014
	(in millions)
Expense applicable to income before income taxes	$9.8	$11.9
Deferred tax asset valuation allowance adjustments	—	(1.1)
Other discrete items	(1.1)	—
	$8.7	$10.8
Segment Analysis
Mueller Co.
Net sales for the quarter ended June 30, 2015 decreased to $211.8 million from $214.0 million in the prior year period. We estimate that inclement weather in Texas, Colorado and parts of the Midwest during the third quarter of 2015 negatively impacted net sales by approximately $10 million. Most of this impact was in sales of valves and hydrants. We experienced net sales growth in the quarter ended June 30, 2015 compared to the prior year period for valves and hydrants in those areas of the US that were not significantly impacted by the weather, for our Pratt products and for several of our smaller product lines.
Gross profit for the quarter ended June 30, 2015 increased to $72.2 million from $70.1 million in the prior year period due to greater manufacturing efficiencies, lower raw material costs and higher sales pricing. Gross margin increased to 34.1% for the quarter ended June 30, 2015 compared to 32.8% in the prior year period.
SG&A in the quarter ended June 30, 2015 increased to $28.9 million from $27.7 million in the prior year period. Our continued efforts to grow our leak detection and pipe condition assessment business resulted in $0.9 million of higher SG&A this quarter compared with the prior year period. SG&A was 13.6% and 12.9% of net sales for the quarters ended June 30, 2015 and 2014, respectively.

Anvil
Net sales in the quarter ended June 30, 2015 declined to $89.2 million from $104.5 million in the prior year period primarily due to $15.5 million of lower shipment volumes. Net sales in the oil & gas market declined approximately 60% in the third quarter ended June 30, 2015 compared to the prior year period.
Gross profit in the quarter ended June 30, 2015 decreased to $24.0 million from $27.2 million in the prior year period due to lower shipment volumes of oil & gas market products, partially offset by improved operating efficiencies, lower raw material costs and higher sales pricing. Gross margin was 26.9% in the quarter ended June 30, 2015 compared to 26.0% in the prior year period.
SG&A decreased to $16.8 million in the quarter ended June 30, 2015 from $17.7 million in the prior year period. SG&A was 18.8% and 16.9% of net sales for the quarters ended June 30, 2015 and 2014, respectively.
Corporate
SG&A decreased to $7.2 million in June 30, 2015 from $9.9 million in the prior year period primarily due to lower personnel-related expenses.
Nine Months Ended June 30, 2015 Compared to Nine Months Ended June 30, 2014

	Nine months ended June 30, 2015
	Mueller Co.	Anvil	Corporate	Total
	(in millions)
Net sales	$575.7	$277.4	$—	$853.1
Gross profit	$174.0	$75.6	$—	$249.6
Operating expenses:
Selling, general and administrative	85.3	53.8	24.6	163.7
Loss on Walter tax-related receivable	—	—	11.6	11.6
Restructuring	8.3	0.4	0.4	9.1
	93.6	54.2	36.6	184.4
Operating income (loss)	$80.4	$21.4	$(36.6)	65.2
Interest expense, net				21.8
Loss on early extinguishment of debt				31.3
Income before income taxes				12.1
Income tax expense				3.5
Net income				$8.6

	Nine months ended June 30, 2014
	Mueller Co.	Anvil	Corporate	Total
	(in millions)
Net sales	$570.3	$293.7	$—	$864.0
Gross profit	$166.9	$79.7	$—	$246.6
Operating expenses:
Selling, general and administrative	80.7	54.3	27.5	162.5
Restructuring	1.9	1.1	—	3.0
	82.6	55.4	27.5	165.5
Operating income (loss)	$84.3	$24.3	$(27.5)	81.1
Interest expense, net				37.6
Income before income taxes				43.5
Income tax expense				14.2
Net income				$29.3

Consolidated Analysis
Net sales for the nine months ended June 30, 2015 declined to $853.1 million from $864.0 million in the prior year period due primarily to lower shipment volumes of $13.2 million and unfavorable changes in Canadian currency exchange rates of $6.7 million offset by improved pricing of $9.0 million.
Gross profit for the nine months ended June 30, 2015 increased to $249.6 million from $246.6 million in the prior year period. Gross margin increased 80 basis points to 29.3% in the nine months ended June 30, 2015 from 28.5% in the prior year period. Both increases were due primarily to improved sales pricing.
SG&A for the nine months ended June 30, 2015 increased to $163.7 million from $162.5 million in the prior year period. SG&A as a percentage of net sales was 19.2% in the nine months ended June 30, 2015 and 18.8% in the prior year period.
We have a tax-related receivable from Walter Energy from prior to our spin-off from Walter in December 2006. Walter filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in July 2015. As a result of this petition, we recorded a provision for doubtful accounts of $11.6 million in the quarter ended June 30, 2015.
Interest expense, net declined $15.8 million in the nine months ended June 30, 2015 compared to the prior year period due primarily to the debt refinancing completed in November 2014, which replaced the Senior Subordinated Notes and the Senior Unsecured Notes with the lower-rate Term Loan. Also, debt principal outstanding declined by $55.0 million due to the redemption of Senior Subordinated Notes in August 2014 and by $45.0 million due to the November 2014 refinancing. The components of interest expense, net are provided below.

	Nine months ended
	June 30,
	2015	2014
	(in millions)
Term Loan	$12.3	$—
7.375% Senior Subordinated Notes	4.0	23.2
8.75% Senior Unsecured Notes	2.4	12.0
ABL Agreement	1.4	0.9
Deferred financing fees amortization	1.5	1.5
Other interest expense	0.3	0.3
	21.9	37.9
Interest income	(0.1)	(0.3)
	$21.8	$37.6
The components of income tax expense are provided below.

	Nine months ended
	June 30,
	2015	2014
	(in millions)
Expense applicable to income before income taxes	$4.8	$17.5
State tax rate change	—	(2.0)
Deferred tax asset valuation allowance adjustments	—	(1.1)
Other discrete items	(1.3)	(0.2)
	$3.5	$14.2

Segment Analysis
Mueller Co.
Net sales for the nine months ended June 30, 2015 increased to $575.7 million from $570.3 million in the prior year period. Domestic shipments of Mueller Co. base products, which excludes metering products and systems, leak detection and pipe condition assessment, increased approximately 4%, which was led by an increase in valve and hydrant sales of approximately 6%. This increase was offset primarily by lower net sales of metering products and systems in the nine months ended June 30, 2015 driven partly by significant shipments for a large project during the prior year period.
Gross profit for the nine months ended June 30, 2015 increased to $174.0 million from $166.9 million in the prior year period. Gross profit of Mueller Co. base products for the nine months ended June 30, 2015 increased approximately 10%. Gross margin increased to 30.2% for the nine months ended June 30, 2015 compared to 29.3% in the prior year period. Both gross profit and gross margin improved primarily due improved sales pricing.
SG&A in the nine months ended June 30, 2015 increased to $85.3 million from $80.7 million in the prior year period. SG&A was 14.8% and 14.2% of net sales for the nine months ended June 30, 2015 and 2014, respectively.
During the nine months ended June 30, 2015, Mueller Co. ceased operations at a foundry in Canada that produced primarily commodity municipal castings. This resulted in a loss of $7.2 million, which was most of the total restructuring expense of $8.3 million recorded during the period.
Anvil
Net sales in the nine months ended June 30, 2015 decreased to $277.4 million from $293.7 million in the prior year period. Net sales in the nine months ended June 30, 2015 decreased $18.6 million due to lower shipment volumes and $1.7 million due to unfavorable changes in Canadian currency exchange rates, offset by increased pricing of $4.0 million. Lower net sales in the nine months ended June 30, 2015 were primarily driven by $17.7 million of lower sales into the oil & gas market.
Gross profit in the nine months ended June 30, 2015 decreased to $75.6 million from $79.7 million in the prior year period. Gross margin increased to 27.3% in the nine months ended June 30, 2015 compared with 27.1% in the prior year period.
SG&A decreased to $53.8 million in the nine months ended June 30, 2015 from $54.3 million in the prior year period. SG&A was 19.4% of net sales for the nine months ended June 30, 2015 and 18.5% in the prior year period.
Corporate
SG&A decreased to $24.6 million in the nine months ended June 30, 2015 from $27.5 million in the prior year period primarily due to lower personnel-related expenses.
Liquidity and Capital Resources
We refinanced our debt on November 25, 2014 by repaying all of our Senior Subordinated Notes and Senior Unsecured Notes and entering into a $500.0 million term loan that matures on November 25, 2021.
We had cash and cash equivalents of $61.4 million at June 30, 2015 and $167.9 million of additional borrowing capacity under our ABL Agreement based on June 30, 2015 data. Undistributed earnings from our subsidiaries in Canada and China are considered to be permanently invested outside the United States. At June 30, 2015, cash and cash equivalents included $21.0 million and $5.7 million in Canada and China, respectively.
The ABL Agreement and Term Loan contain customary representations and warranties, covenants and provisions governing an event of default.  The covenants restrict our ability to engage in certain specified activities, including but not limited to the payment of dividends and the redemption of our common stock.

Cash flows from operating activities are categorized below.

	Nine months ended
	June 30,
	2015	2014
	(in millions)
Collections from customers	$866.2	$845.2
Disbursements, other than interest and income taxes	(810.8)	(743.5)
Interest payments, net	(31.2)	(39.6)
Income tax payments, net	(5.0)	(1.1)
Cash provided by operating activities	$19.2	$61.0
Collections from customers generally lag one quarter from when sales occur. Collections in each period followed this pattern. Collections during the three quarters ended June 30 as a percentage of of net sales during the three quarters ended March 31 were 99% for 2015 and 101% for 2014.
Increased disbursements, other than interest and income taxes, during the nine months ended June 30, 2015 reflect higher purchasing activity associated with increasing inventories and differences in the timing of expenditures.
Interest payments were lower during the nine months ended June 30, 2015 compared to the prior year period due the reduced interest expense under the new debt structure described above, partially offset by the acceleration of interest payments related to the debt that was retired with the November 2014 refinancing.
Income tax payments were higher during the nine months ended June 30, 2015 compared to the prior year period because we have exhausted our net operating loss carryforwards for U.S. federal income taxes.
Capital expenditures were $26.3 million in the nine months ended June 30, 2015 compared to $25.5 million in the prior year period. We estimate 2015 capital expenditures will be between $37 million and $38 million.
We contributed $1.1 million to our Canadian pension plans during the nine months ended June 30, 2015. We do not expect to make any significant additional pension plan contributions in 2015.
We anticipate that our existing cash, cash equivalents and borrowing capacity combined with our expected operating cash flows will be sufficient to meet our anticipated operating expenses, income tax payments, capital expenditures and debt service obligations as they become due through June 30, 2016. However, our ability to make these payments will depend partly upon our future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control.
ABL Agreement
At June 30, 2015, the ABL Agreement consisted of a revolving credit facility for up to $225 million of revolving credit borrowings, swing line loans and letters of credit. The ABL Agreement permits us to increase the size of the credit facility by an additional $150 million in certain circumstances subject to adequate borrowing base availability. We may borrow up to $25 million through swing line loans and may have up to $60 million of letters of credit outstanding.
Borrowings under the ABL Agreement bear interest at a floating rate equal to LIBOR, plus a margin ranging from 175 to 225 basis points, or a base rate, as defined in the ABL Agreement, plus a margin ranging from 75 to 125 basis points. At June 30, 2015, the applicable LIBOR-based margin was 200 basis points.
The ABL Agreement terminates on December 18, 2017. We pay a commitment fee for any unused borrowing capacity under the ABL Agreement of either 37.5 basis points per annum or 25 basis points per annum, based on daily average availability during the previous calendar quarter. At June 30, 2015, our commitment fee was 37.5 basis points. As measured using June 30, 2015 data, excess availability as reduced by outstanding letters of credit and accrued fees and expenses of $29.6 million was $167.9 million.

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
Term Loan
We had $497.5 million face value outstanding under the Term Loan at June 30, 2015. Term Loan borrowings accrue interest at a floating rate equal to LIBOR, subject to a floor of 0.75%, plus 325 basis points. We may voluntarily repay amounts borrowed under the Term Loan at any time. The principal amount of the Term Loan is required to be repaid in quarterly installments of $1.25 million. The Term Loan matures on November 25, 2021. The Term Loan is guaranteed by substantially all of our U.S. subsidiaries and secured by essentially all of our assets, though the ABL Agreement has a senior claim on certain collateral securing borrowings thereunder.
Our corporate credit rating and the credit rating for our debt are presented below.

	Moody’s		Standard & Poor's
	June 30,	September 30,	June 30,	September 30,
	2015	2014	2015	2014
Corporate credit rating	B1	B1	BB-	BB-
ABL Agreement	Not rated	Not rated	Not rated	Not rated
Term Loan	B2	n/a	BB	n/a
Outlook	Stable	Stable	Stable	Stable
Off-Balance Sheet Arrangements
We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as "structured finance" or "special purpose" entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, at June 30, 2015 we did not have any undisclosed borrowings, debt, derivative contracts or synthetic leases. Therefore, we were not exposed to any financing, liquidity, market or credit risk that could have arisen had we engaged in such relationships.
We use letters of credit and surety bonds in the ordinary course of business to ensure the performance of contractual obligations. At June 30, 2015, we had $29.1 million of letters of credit and $29.3 million of surety bonds outstanding.
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
Interest Rate Swap Contracts
We have four interest rate swap contracts with forward start dates. We expect these swap contracts will fix the effective interest rate on $150.0 million of our borrowings under the Term Loan at 5.591% from September 30, 2016 through September 30, 2021. These swap contracts are accounted for as effective hedges. In connection with these swap contracts, we recorded after-tax gains of $0.5 million in the three months and nine months ended June 30, 2015, which were reported as other comprehensive income. These swap contract assets had a fair value of $0.9 million at June 30, 2015, which was included in other noncurrent assets.

Item 4.	CONTROLS AND PROCEDURES
During the quarter ended June 30, 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Walter Energy filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in July 2015. We are currently monitoring the filing inasmuch as we could be liable for all or a portion of this federal income tax liability if it is incurred, and not discharged, for any period during which we were included in the Walter Energy consolidated group. See Note 10 - Commitments and Contingencies - Walter Energy.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On April 28, 2015, we announced the authorization of a stock repurchase program for up to $50.0 million of our common stock. The program does not commit us to any particular timing or quantity of purchases, and we may suspend or discontinue the program at any time.
During the quarter ended June 30, 2015, we repurchased shares of our common stock, including shares surrendered to us to pay the tax withholding obligations of participants in connection with the lapsing of restrictions on restricted stock units, as follows.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publically announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs
				(in millions)
April 1-30, 2015	17,237	$9.97	—	$—
May 1-31, 2015	3,091	9.50	—	—
June 1-30, 2015	523,851	9.52	523,851	45.0
Total	544,179	$9.53	523,851	$45.0

Item 6.	EXHIBITS

Exhibit No.	Document
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language), (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Other Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements.

* Filed with this quarterly report
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MUELLER WATER PRODUCTS, INC.
Date:	August 7, 2015	By:	/s/ Evan L. Hart
Evan L. Hart
Chief Financial Officer