Form 10-K
period 2015-09-30
Mueller Water Products, Inc.
filed 2015-11-24
CIK 1350593

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2015
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒ Yes ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) ☒ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.505 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one): ☒ Large accelerated filer     ☐ Accelerated filer      ☐ Non-accelerated filer ☐ Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes ☒ No
There were 160,563,634 shares of common stock of the registrant outstanding at November 11, 2015. At March 31, 2015, the aggregate market value of the voting and non-voting common stock held by non-affiliates (assuming only for purposes of this computation that directors and executive officers may be affiliates) was $1,553 million based on the closing price per share as reported on the New York Stock Exchange.
DOCUMENTS INCORPORATED BY REFERENCE
Applicable portions of the Proxy Statement for the upcoming Annual Meeting of Stockholders of the Company are incorporated by reference into Part III of this Form 10-K.

Introductory Note
In this Annual Report on Form 10-K (this “annual report”), (1) the “Company,” “we,” “us” or “our” refer to Mueller Water Products, Inc. and its subsidiaries, including Mueller Co., Anvil and Mueller Technologies; (2) “Mueller Co.” refers to our Mueller Co. segment; (3) “Anvil” refers to our Anvil segment; (4) “Mueller Technologies” refers to our Mueller Technologies segment and (5) “U.S. Pipe” refers to our former U.S. Pipe segment. With regard to the Company’s segments, “we,” “us” or “our” may also refer to the segment being discussed.

We recently revised our reporting segments, presenting in this annual report Mueller Co., Anvil and Mueller Technologies, a new segment, which includes Mueller Systems and Echologics.  Mueller Systems’ and Echologics’ results were previously reported within the Mueller Co. segment. Segment results previously presented have been recast to conform to the current presentation.
On April 1, 2012, we sold the businesses comprising U.S. Pipe. U.S. Pipe’s results of operations have been reclassified as discontinued operations, and its assets and liabilities reclassified as held for sale, for all prior periods. Unless the context indicates otherwise, amounts related to U.S. Pipe have been excluded from amounts presented in this annual report.
Certain of the titles and logos of our products referenced in this annual report are part of our intellectual property. Each trade name, trademark or servicemark of any other company appearing in this annual report is the property of its owner.
Unless the context indicates otherwise, whenever we refer in this annual report to a particular year, we mean our fiscal year ended or ending September 30 in that particular calendar year. We manage our business and report operations through three business segments: Mueller Co., Anvil and Mueller Technologies, based largely on the products sold and the customers served.
Industry and Market Data
In this annual report, we rely on and refer to information and statistics from third-party sources regarding economic conditions and trends, the demand for our water infrastructure, flow control and piping component system products and services and the competitive conditions we face in serving our customers and end users. We believe these sources of information and statistics are reasonably accurate, but we have not independently verified them.
Most of our primary competitors are not publicly traded companies. Only limited current public information is available with respect to the size of our end markets and our relative competitive position. Our statements in this annual report about our end markets and competitive positions are based on our beliefs, studies and judgments concerning industry trends.
Forward-Looking Statements
This annual report contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements that address activities, events or developments that we intend, expect, plan, project, believe or anticipate will or may occur in the future are forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements we make regarding our expectations for net sales and operating income margins in 2016 and the outlook for general economic conditions, spending by municipalities and the residential and non-residential construction markets and the impacts of these factors on our business and our expected financial performance in 2016. Forward-looking statements are based on certain assumptions and assessments made by us in light of our experience and perception of historical trends, current conditions and expected future developments. Actual results and the timing of events may differ materially from those contemplated by the forward-looking statements due to a number of factors, including regional, national or global political, economic, business, competitive, market and regulatory conditions and the other factors described under the section entitled “RISK FACTORS” in Item 1A of Part I of this annual report.
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
We are a leading manufacturer and marketer of products and services used in the transmission, distribution and measurement of water in North America. Our products and services are used by municipalities and the residential and non-residential construction industries. Certain of our products have leading positions due to their strong brand recognition and reputation for quality, service and innovation. We believe we have one of the largest installed bases of iron gate valves and fire hydrants in the United States. Our iron gate valve or fire hydrant products are specified for use in the largest 100 metropolitan areas in the United States. Our large installed base, broad product range and well-known brands have led to long-standing relationships with the key distributors and end users of our products. Our consolidated net sales were $1,164.5 million in 2015.
Segment sales, operating results and additional financial data and commentary are provided in the Segment Analysis section in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 16 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Schedules” of this annual report.
Mueller Co.
Mueller Co. manufactures valves for water and gas systems, including iron gate, butterfly, tapping, check, knife, plug and ball valves, as well as dry-barrel and wet-barrel fire hydrants and a broad line of pipe repair products, such as clamps and couplings used to repair leaks. Mueller Co.’s net sales were $702.2 million in 2015. Sales of Mueller Co. products are driven principally by spending on water and wastewater infrastructure upgrade, repair and replacement, and by construction of new water and wastewater infrastructure, which is typically associated with construction of new residential communities. Mueller Co. sells its products primarily through waterworks distributors. We estimate approximately 70% of Mueller Co.’s 2015 net sales were for infrastructure upgrade, repair and replacement.
Anvil
Anvil manufactures and sources a broad range of products, including a variety of fittings, couplings, hangers, valves and related products for use in non-residential construction (including HVAC and fire protection applications), industrial, power and oil & gas end markets. Anvil’s net sales were $371.1 million in 2015. Anvil sells its products primarily through distributors that resell to a wide variety of end users. Anvil services these distributors primarily through its distribution centers.
Mueller Technologies
Mueller Technologies companies offer residential and commercial water metering products and systems and water leak detection and pipe condition assessment products and services. Mueller Technologies’ net sales were $91.2 million in 2015. Mueller Technologies is currently comprised of the Mueller Systems and Echologics businesses. Mueller Systems sells water metering products and systems and Echologics sells water leak detection and pipe condition assessment products and services, primarily directly to end users, such as municipalities, while a portion of water metering products are sold through waterworks distributors.

Business Strategy
Our business strategy is to capitalize on the large, attractive and growing water infrastructure markets. Key elements of this strategy are as follows:
We will maintain our leadership positions with our customers and end users.
We will maintain our leadership positions with our customers and end users by leveraging our brands and large installed base; our valve or fire hydrant products’ specification in the 100 largest metropolitan areas in the United States; our established and extensive distribution channels; and our broad range of leading water infrastructure, flow control and piping component system products, as well as by developing and introducing additional products and services.
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
We will continue to evaluate the development and acquisition of strategic businesses, technologies and product lines that have the potential to strengthen our competitive positions, enhance or expand our existing product and service offerings, expand our technological capabilities, provide synergistic opportunities or that allow us to enter new markets.  As part of this strategy, we may pursue international opportunities, including acquisitions, joint ventures and partnerships, that allow us to expand product or service offerings or to enter new markets. We will also continue to invest, through acquisition or internal development, in technologies and intellectual capital, and in product development to enhance or expand our existing product and service offerings.
Description of Products and Services
We offer a broad line of water infrastructure, flow control and piping component system products and services primarily in the United States and Canada. Mueller Co. sells water and gas valves and fire hydrants. Anvil sells a broad range of pipe fittings, couplings and hangers. Mueller Technologies companies sell water metering products and systems and leak detection and pipe condition assessment products and services. Our products are designed, manufactured and tested in compliance with industry standards, where applicable.
Mueller Co.
Mueller Co.’s water distribution products are manufactured to meet or exceed American Water Works Association (“AWWA”) Standards and, where applicable, certified to NSF/ANSI Standard 61 for potable water conveyance. In addition, Underwriters Laboratory (“UL”) and FM Approvals (“FM”) have approved many of these products. These products are typically specified by a water utility for use in its system.
Water and Gas Valves and Related Products.  Mueller Co. manufactures valves for water and gas systems, including iron gate, butterfly, tapping, check, knife, plug and ball valves, and sells these products under a variety of brand names, including Mueller and U.S. Pipe Valve and Hydrant. Water and gas valves and related products, generally made of iron or brass, accounted for $495.7 million, $474.2 million and $434.1 million of our gross sales in 2015, 2014 and 2013, respectively. These valve products are used to control transmission of potable water, non-potable water or gas. Water valve products typically range in size from ¾ inch to 36 inches in diameter. Mueller Co. also manufactures significantly larger valves as custom order work through its Henry Pratt business unit. Most of these valves are used in water transmission or distribution, water treatment facilities or industrial applications.
Mueller Co. also produces small valves, meter bars and line stopper fittings for use in gas systems, as well as machines and tools for tapping, drilling, extracting, installing and stopping-off, which are designed to work with its water and gas fittings and valves as an integrated system.

Fire Hydrants.  Mueller Co. manufactures dry-barrel and wet-barrel fire hydrants. Sales of fire hydrants and fire hydrant parts accounted for $177.4 million, $175.0 million and $161.5 million of our gross sales in 2015, 2014 and 2013, respectively. Mueller Co. sells fire hydrants for new water infrastructure development, fire protection systems and water infrastructure repair and replacement projects.
These fire hydrants consist of an upper barrel and nozzle section and a lower barrel and valve section that connects to a water main. In dry-barrel hydrants, the valve connecting the barrel of the hydrant to the water main is located below ground at or below the frost line, which keeps the upper barrel dry. Mueller Co. sells dry-barrel fire hydrants under the Mueller and U.S. Pipe Valve and Hydrant brand names in the United States and the Mueller Canada Valve brand name in Canada. Mueller Co. also makes wet-barrel hydrants, where the valves are located in the hydrant nozzles and the barrel contains water at all times. Wet-barrel hydrants are made for warm weather climates, such as in California and Hawaii, and are sold under the Jones brand name.
Most municipalities have approved a limited number of fire hydrant brands for installation within their systems due to their desire to use the same tools and operating instructions across their systems and to minimize inventories of spare parts. We believe Mueller Co.’s large installed base of fire hydrants throughout the United States and Canada, reputation for superior quality and performance and incumbent specification positions have contributed to the leading market positions of its fire hydrants. This large installed base also leads to recurring sales of replacement hydrants and hydrant parts.
Other Products and Services. Mueller Co. also sells pipe repair products, such as clamps and couplings used to repair leaks, under the Mueller and Jones brand names.
Anvil
Anvil products include a variety of fittings, couplings, hangers, valves and related piping component system products for use in non-residential construction (including HVAC and fire protection applications), industrial, power and oil & gas end markets. Anvil’s net sales were $371.1 million, $401.4 million and $391.3 million in 2015, 2014 and 2013, respectively, of which $98.0 million, $98.3 million and $93.1 million, respectively, were of products manufactured by third parties. The oil & gas end markets accounted for approximately 10%, 20% and 20% of Anvil’s gross sales in 2015, 2014 and 2013, respectively. Anvil’s sales into the oil & gas markets decreased significantly during 2015 as a result of a decline in oil & gas drilling activity caused by a decline in oil & gas prices.
The majority of Anvil’s products are not specified by an architect or an engineer, but are required to be manufactured to industry specifications, which may include material composition, tensile strength and various other requirements. Many products carry the UL, FM or other approval rating.
Fittings and Couplings. Pipe fittings and couplings join pieces of pipe together. Anvil manufactures five primary categories of pipe fittings and couplings:

•
Cast Iron Fittings. Cast iron is an economical threaded-fitting material and is the standard used in the United States for low pressure applications, such as sprinkler systems and other fire protection systems. We believe the substantial majority of Anvil’s cast iron products are used in the fire protection industry, with the remainder used in steam and other HVAC applications.

•
Malleable Iron Fittings and Unions.  Malleable iron is cast iron that is heat-treated to make it stronger, allowing a thinner wall and a lighter product. Threaded malleable iron products are used primarily to join pipe in oil & gas and industrial applications.

•	Grooved Fittings, Couplings and Valves. Grooved ductile iron products, which use a threadless pipe-joining method that does not require welding, are used in all of Anvil’s end markets.

•	Threaded Steel Pipe Couplings. Threaded steel pipe couplings are used by plumbing and electrical end users to join pipe and conduit and by pipe mills as threaded-end protectors.

•
Nipples.  Pipe nipples are used to expand or compress the flow between pipes of different diameters. Anvil’s steel pipe nipple product line is a complementary product offering that is packaged with cast iron fittings for fire protection products, malleable iron fittings for industrial applications and its forged steel products for oil & gas and chemical applications. Pipe nipples are also general plumbing items.

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
Mueller Technologies
Mueller Technologies is comprised of companies that provide innovative solutions, products and services that actively diagnose, monitor and control the delivery of water.
Water Metering Products and Systems. Mueller Systems manufactures and sources a variety of water technology products under the Mueller Systems and Hersey brand names that are designed to help water providers accurately measure and control water usage. Mueller Systems offers a complete line of residential, fire line and commercial metering solutions. Residential and commercial water meters are generally classified as either manually read meters or remotely read meters via radio technology. A manually read meter consists of a water meter and a register that gives a visual meter reading display. Meters equipped with radio transmitters (endpoints) use encoder registers to convert the measurement data from the meter (mechanical or static) into an encrypted digital format which is then transmitted via radio frequency to a receiver that collects and formats the data appropriately for water utility billing systems. These remotely read, or mobile, systems are either automatic meter reading (“AMR”) systems, where equipment for meter reading purposes, including a radio receiver, computer and reading software, collects the data from utilities’ meters; or fixed network advanced metering infrastructure (“AMI”) systems, where data is gathered utilizing a network of permanent data collectors or gateway receivers that are always active or listening for the radio transmission from the utilities’ meters. AMI systems eliminate the need for utility personnel to travel through service territories to collect meter reading data. These systems provide the utilities with more frequent and diverse data at specified intervals from the utilities’ meters. Mueller Systems sells both AMR and AMI systems and related products. Mueller Systems’ remote disconnect water meter enables the water flow to be stopped and started remotely via handheld devices or from a central operating facility.
Sales of water metering products and systems accounted for 88%, 90% and 90% of Mueller Technologies’ net sales in 2015, 2014 and 2013, respectively.
Water Leak Detection and Pipe Condition Assessment Products and Services. Echologics develops technologies and offers products and services under the Echologics brand name that can non-invasively (without disrupting service or introducing a foreign object into the water system) detect underground leaks and assess the condition of water mains comprised of a variety of materials.  Echologics leverages its proprietary acoustic technology to offer leak detection and condition assessment surveys. In 2014, Echologics began offering a fixed leak detection service that allows customers to continuously monitor and detect leaks on water transmission mains. We believe Echologics’ ability to offer leak detection and pipe condition assessment services non-invasively is a key competitive advantage.
Manufacturing
See “Item 2. PROPERTIES” for a description of our principal manufacturing facilities.
We will continue to expand the use of Lean manufacturing and Six Sigma business improvement methodologies where appropriate to safely capture higher levels of quality, service and operational efficiency.
Mueller Co.
Mueller Co. operates nine manufacturing facilities located in the United States and China. These manufacturing operations include foundry, machining, fabrication, assembly, testing and painting operations. Not all facilities perform each of these operations. Mueller Co.’s existing manufacturing capacity is sufficient for anticipated near-term requirements and Mueller Co. has no current plans to expand capacity.
Mueller Co. foundries use lost foam and green sand casting techniques. Mueller Co. uses the lost foam technique for fire hydrant production in its Albertville, Alabama facility and for iron gate valve production in its Chattanooga, Tennessee facility. The lost foam technique has several advantages over the green sand technique for high-volume products, including a reduction in the number of manual finishing operations, lower scrap levels and the ability to reuse some of the materials.

Anvil
Anvil operates nine manufacturing facilities located in the United States.  Anvil’s manufacturing operations include foundry, heat treating, machining, fabricating, assembling, testing and painting operations.  Not all facilities perform each of these operations. These foundry operations employ automated vertical and horizontal green sand molding equipment. Anvil’s products are made in a high-volume production environment, with extensive use of high-speed computer controlled machines and other automated equipment.
Mueller Technologies
Mueller Systems operates one manufacturing facility in the United States and contracts with a manufacturing facility in Mexico. Mueller Systems designs, manufactures and assembles water metering products in Cleveland, North Carolina and designs and supports AMI systems in Middleborough, Massachusetts. Echologics designs leak detection and condition assessment products in Toronto, Ontario.
Purchased Components and Raw Materials
Our products are made using various purchased components and several basic raw materials, including scrap steel, sand, resin, brass ingot and steel pipe. Purchased parts and raw materials represented 38% and 15%, respectively, of cost of sales in 2015.
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
The table below highlights selected brand names by segment.

Mueller Co.	Anvil	Mueller Technologies
Canada Valve™	Anvil®	Echologics®
Centurion®	AnvilStar®	Echoshore®
Hydro Gate®	Anvil-Strut®	ePulse®
Hydro-Guard®	Beck®	Hersey™
Jones®	Catawissa™	LeakFinderRT®
Milliken™	Gruvlok®	LeakFinderST™
Mueller®	J.B. Smith™	LeakListener®
Pratt®	Merit™	LeakTuner®
U.S. Pipe Valve and Hydrant™	SPF®	Mi.Echo®
Mi.Data®
Mi.Hydrant™
Mi.Net®
Mueller SystemsSM
Seasonality
See “Item 1A. RISK FACTORS-Seasonal demand for certain of our products and services may adversely affect our financial results.” and “Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Effect of Inflation; Seasonality.”

Sales, Marketing and Distribution
We sell primarily to distributors. Our distributor relationships are generally non-exclusive, but we attempt to align ourselves with key distributors in the principal markets we serve. We believe Mueller is the most recognized brand in the U.S. water infrastructure industry.
Mueller Co.
Mueller Co. sells its products primarily through waterworks distributors to a wide variety of end user customers, including municipalities, water and wastewater utilities, gas utilities, and fire protection and construction contractors. Sales of our products are heavily influenced by the specifications for the underlying projects. Approximately 9%, 12% and 12% of Mueller Co.’s net sales were to Canadian customers in 2015, 2014 and 2013, respectively.
At September 30, 2015, Mueller Co. had 90 sales representatives in the field and 92 inside marketing and sales professionals, as well as 107 independent manufacturer’s representatives. In addition to calling on distributors, these representatives call on municipalities, water companies and other end users to ensure the products specified for their projects are our products or comparable to our products. Municipalities often require contractors to use the same products that have been specified by that municipality.
Mueller Co.’s extensive installed base, broad product range and well-known brands have led to many long-standing relationships with the key distributors in the principal markets we serve. Our distribution network covers all of the major locations for our principal products in the United States and Canada. Although we have long-standing relationships with most of our key distributors, we typically do not have long-term contracts with them, including our two largest distributors, which together accounted for approximately 34%, 34% and 32% of Mueller Co.’s gross sales in 2015, 2014 and 2013, respectively. The loss of either of these distributors would have a material adverse effect on our business. See “Item 1A. RISK FACTORS-Our business depends on a small group of key customers for a significant portion of our sales.”
Anvil
Anvil sells its products primarily to distributors who then resell the products to a wide variety of end users, including commercial contractors. At September 30, 2015, Anvil’s sales force consisted of 130 sales and customer service representatives and 25 independent sales representatives. Anvil ships products primarily from four regional distribution centers. Approximately 6%, 5% and 6% of Anvil’s net sales were to Canadian customers in 2015, 2014 and 2013, respectively.
Anvil generally does not have long-term contracts with its distributors, although it has long-standing relationships with most of its key distributors. Anvil’s top five distributors together accounted for approximately 23% of Anvil’s gross sales in each of 2015, 2014 and 2013. The loss of any one of these distributors could have a material adverse effect on our business. See “Item 1A. RISK FACTORS-Our business depends on a small group of key customers for a significant portion of our sales.”
Mueller Technologies
Mueller Systems sells its water metering systems and products and services directly to end users, such as municipalities and waterworks distributors. Echologics sells water leak detection and pipe condition assessment products and services primarily directly to end users. At September 30, 2015, Mueller Technologies’ companies had 45 sales representatives in the field and 28 inside marketing and sales professionals. The Mueller Technologies businesses’ five largest customers accounted for approximately 25%, 35% and 24% of segment gross sales in 2015, 2014 and 2013, respectively. See “Item 1A. RISK FACTORS-Our business depends on a small group of key customers for a significant portion of our sales.”

Backlog
We consider backlog to represent orders placed by customers for which goods or services have yet to be delivered. Backlog is a meaningful indicator for the Henry Pratt business unit of Mueller Co and the Mueller Systems business unit of Mueller Technologies. Henry Pratt manufactures valves and other parts for large projects that typically require design and build specifications. The delivery lead time for parts used for these projects can be as long as nine months, and we expect approximately 8% of Henry Pratt’s backlog at the end of 2015 will not be shipped until beyond 2016. Mueller Systems manufactures or sources water meter systems that are sometimes ordered in large quantities with delivery dates over several years, and we expect approximately 18% of Mueller Systems’ backlog will not be shipped until beyond 2016. Backlog for Henry Pratt and Mueller Systems is presented below.

	September 30,
	2015	2014
	(in millions)
Henry Pratt	$61.6	$72.4
Mueller Systems	17.3	9.1
Sales cycles for metering systems can span several years and it is common for customers to place orders throughout the contract period. Although we believe we have a common understanding with our customer as to the total value of a contract when it is awarded, we do not recognize backlog until customer orders are received.
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
The competitive environment for most of Mueller Co.’s valve and hydrant products is mature and many end users are slow to transition to brands other than their historically preferred brand. It is difficult to increase market share in this environment. We believe Mueller Co. fire hydrants and valves enjoy strong competitive positions based primarily on the extent of their installed base, product quality and brand recognition. Its principal competitors for fire hydrants and iron gate valves are McWane, Inc. and American Cast Iron Pipe Company. The primary competitors for its brass products are The Ford Meter Box Company, Inc. and A.Y. McDonald Mfg. Co. Many brass valves are interchangeable among different manufacturers.
The markets for Anvil’s products are highly competitive, price-sensitive and vulnerable to the increased acceptance of products produced in perceived lower-cost countries, such as China and India. Anvil competes primarily on the basis of availability, service, price and breadth of product offerings. Its primary competitors are Ward Manufacturing L.L.C. for cast iron and malleable iron fittings, Victaulic Company and Tyco International Ltd. for ductile grooved fittings and ERICO International Corporation, Cooper Industries plc and Carpenter & Paterson, Inc. for pipe hangers. Historically, its mechanical and industrial customers have been slower to accept products manufactured outside the United States than our fire protection customers.
The markets for products and services sold by the Mueller Technologies businesses are very competitive. Mueller Systems sells water metering products and systems in the United States. We believe a substantial portion of this market is in the process of transitioning from manually read meters to automatically read meters, but we also expect this transition to be relatively slow and that many end users will be reluctant to adopt brands other than their historically preferred brand. Although Mueller Systems’ market position is relatively small, we believe its automatically read meters and associated technology are well-positioned to gain a greater share of these markets. Its principal competitors are Sensus USA Inc., Neptune Technology Group, Inc., Badger Meter, Inc., Aclara LLC and Itron, Inc. Echologics sells water leak detection and pipe condition assessment products and services in North America, the United Kingdom and select countries in Europe, Asia and the Middle East, with its primary markets being the United States and Canada. The worldwide market for leak detection and pipe condition assessment is highly fragmented with numerous competitors. Its more significant competitors are Pure Technologies Ltd., Gutermann AG, and Syrinix Ltd.

Research and Development
Our primary research and development (“R&D”) facilities are located in Chattanooga, Tennessee for Mueller Co., in North Kingstown, Rhode Island for Anvil and in Middleborough, Massachusetts and Toronto, Ontario for Mueller Technologies. The primary focus of these operations is to develop new products, improve and refine existing products and obtain and assure compliance with industry approval certifications or standards (such as AWWA, UL, FM, NSF and The Public Health and Safety Company).  At September 30, 2015, we employed 96 people dedicated to R&D activities.  R&D expenses were $14.9 million, $14.4 million and $14.8 million during 2015, 2014 and 2013, respectively.
Regulatory and Environmental Matters
Our operations are subject to numerous federal, state and local laws and regulations, both within and outside the United States, in areas such as: competition, government contracts, international trade, labor and employment, tax, licensing, consumer protection, environmental protection, workplace health and safety, and others.  These and other laws and regulations impact the manner in which we conduct our business, and changes in legislation or government policies can affect our operations, both favorably and unfavorably. For example, the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA” or “Superfund”) and similar state laws affect our operations by, among other things, imposing investigation and cleanup requirements for threatened or actual releases of hazardous substances. Under CERCLA, joint and several liability may be imposed on operators, generators, site owners, lessees and others regardless of fault or the legality of the original activity that caused or resulted in the release of the hazardous substances. Thus, we may be subject to liability under CERCLA and similar state laws for properties that (1) we currently own, lease or operate, (2) we, our predecessors, or former subsidiaries have previously owned, leased or operated, (3) sites to which we, our predecessors or former subsidiaries sent waste materials, and (4) sites at which hazardous substances from our facilities’ operations have otherwise come to be located. The purchaser of U.S. Pipe has been identified as a “potentially responsible party” (“PRP”) under CERCLA in connection with a former manufacturing facility operated by U.S. Pipe that was in the vicinity of a Superfund site located in North Birmingham, Alabama. Under the terms of the acquisition agreement relating to the sale U.S. Pipe, we agreed to indemnify the purchaser for certain environmental liabilities, including those arising out of the former manufacturing site in North Birmingham. Accordingly, the purchaser tendered the matter to us for indemnification, which we accepted. Ultimate liability for the site will depend on many factors that have not yet been determined, including the determination of EPA’s remediation costs, the number and financial viability of the other PRPs (there are four other PRPs currently) and the determination of the final allocation of the costs among the PRPs, if any. For more information regarding this matter as well as others that may affect our business, including our capital expenditures, earnings and competitive position, see “Item 1A. RISK FACTORS,” “Item 3. LEGAL PROCEEDINGS - Environmental,” “Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Contingencies” and Note 17 of the Notes to our Consolidated Financial Statements.
Employees
At September 30, 2015, we employed approximately 4,100 people, of whom 92% work in the United States. At September 30, 2015, 64% of our hourly workforce was represented by collective bargaining agreements.
Our locations with employees covered by such agreements are presented below.

Location	Expiration of current agreement(s)
Albertville, AL	October 2017
Aurora, IL	September 2018
Decatur, IL	June 2016
Tinley Park, IL	April 2018
Columbia, PA	May 2017 and August 2017
Chattanooga, TN	October 2016 and January 2017
Henderson, TN	December 2018
Simcoe, Canada	November 2018
We believe relations with our employees, including those represented by collective bargaining agreements, are good.
Geographic Information
See Note 16 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Schedules.”

Securities Exchange Act Reports
We file annual and quarterly reports, proxy statements and other information with the U.S. Securities and Exchange Commission (“SEC”). You may read and print materials that we have filed with the SEC from its website at www.sec.gov. Our SEC filings may also be viewed and copied at the SEC public reference room located at 100 F Street, N.E., Washington, D.C. 20549. You may call the SEC at 1-800-SEC-0330 for further information on the public reference room.
In addition, certain of our SEC filings, including our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and amendments to them can be viewed and printed free of charge from the investor information section of our website at www.muellerwaterproducts.com. Copies of our filings, specified exhibits and corporate governance materials are also available free of charge by writing us using the address on the cover of this annual report.
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
A significant portion of our business depends on local, state and federal spending on water and wastewater infrastructure upgrade, repair and replacement. Funds for water and wastewater infrastructure repair and replacement typically come from local taxes, water fees and water rates. State and local governments and private water entities that do not adequately budget for capital expenditures when setting tax rates, water rates and water fees, as applicable, may be unable to pay for water infrastructure repair and replacement if they do not have access to other funding sources. Governments and private water entities may have limited abilities to increase taxes, water fees or water rates, as applicable. It is not unusual for water and wastewater projects to be delayed and rescheduled for a number of reasons, including changes in project priorities and difficulties in complying with environmental and other governmental regulations. In addition, reductions or delays in federal spending related to water or wastewater infrastructure could adversely affect state or local projects and may adversely affect our financial results.
Some state and local governments have placed or may place significant restrictions on the use of water by their constituents. For example, in May 2015, California’s Water Resources Control Board approved a regulation designed to increase water conservation in urban settings. According to the Control Board, California’s large urban water suppliers had a cumulative water savings rate of 28.1% for the four months ended September 2015 compared to the same period in 2013. These types of water use restrictions may lead to reduced water revenues by private water entities, municipalities or other governmental agencies, which could similarly affect funding decisions for water-related projects.
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
Because a significant portion of our business depends on new water and wastewater infrastructure spending, which in turn largely depends on residential construction, our financial performance depends significantly on the stability and growth of the residential construction market. This market depends on a variety of factors beyond our control, including household formation, consumer confidence, interest rates and the availability of mortgage financing, as well as the mix between single and multifamily construction and ultimately the extent to which new construction leads to the development of raw land. Adverse conditions or sustained uncertainty regarding the residential construction market could adversely affect our sales, profitability and cash flows.

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
Our business depends on a small group of key customers for a significant portion of our sales.
Mueller Co. and Anvil products are sold primarily to distributors and our success depends on these outside parties operating their businesses profitably and effectively. These distributors’ profitability and effectiveness can vary significantly from company to company and from region to region within the same company. Further, our largest distributors generally also carry competing products. We may fail to align our operations with successful distributors in any given market.
Distributors in our industry have experienced consolidation in recent years. If such consolidation continues, our distributors could be acquired by other distributors who have better relationships with our competitors and pricing and profit margin pressure may intensify. Pricing and profit margin pressure or the loss of any one of our key distributors in any market could adversely affect our operating results.
The Mueller Technologies companies primarily sell directly to end users. Some of these customers represent a relatively high concentration of net sales. Over time, expected growth in sales is expected to lessen the significance of individual customers. In the short term, net sales could decline if existing significant customers do not continue to purchase our products or services and new customers are not obtained to replace them.
Strong competition could adversely affect prices and demand for our products and services, which would adversely affect our operating results.
The U.S. and Canadian markets for water infrastructure, flow control and piping component products are very competitive. While there are only a few competitors for most of our product and service offerings, many of our competitors are well-established companies with strong brand recognition. We compete on the basis of a variety of factors, including the quality, price and innovation of our products, services and service levels. Anvil’s products in particular also compete on availability and breadth of product offerings and are sold in fragmented markets with low barriers to entry. Our ability to retain our customers in the face of competition depends on our ability to market our products and services to our customers and end users effectively.
The U.S. markets for water metering products and systems are highly competitive. Our primary competitors benefit from strong market positions and many end users are slow to transition to new products or new brands. Our ability to gain customers in the face of competition depends on our technological advancements and ability to market our products and services to our customers and end users effectively.
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
A disruption within our logistics or supply chain network, including a work stoppage at any of the freight companies that deliver our products to our customers, could adversely affect our business and result in lost sales or harm to our reputation. We typically depend on rail, barge and trucking systems to deliver our products to customers. While Mueller Co.’s customers typically arrange and pay for transportation from our factory to the point of use, disruption of these transportation services because of weather-related problems, strikes, lock-outs or other events could temporarily impair our ability to supply our products to our customers, thereby adversely affecting our sales, profitability and cash flows. Such a disruption could adversely affect our financial performance or financial condition.
Transportation costs are relatively high for most of our products.
Transportation costs can be an important factor in a customer’s purchasing decision. Many of our products are big, bulky and heavy, which tend to increase transportation costs. We also have relatively few manufacturing sites, which tends to increase transportation distances to our customers and costs. High transportation costs could make our products less competitive compared to similar or alternative products offered by competitors.
The long-term success of our newer technologies - such as smart metering and leak detection and pipe condition assessment - which are key to the Mueller Technologies businesses, depends on market acceptance and our ability to manage the risks associated with the introduction of new products and systems.
Our newer technologies comprise smart metering and leak detection and pipe condition assessment products and services. These technologies are principally associated with our Mueller Systems and Echologics businesses, respectively. Our investments in smart metering have primarily focused on the market for AMI and have been based on our belief that water utilities will transition over time from traditional manual-read meters to automatically-read meters. The market for AMI is relatively new and evolving, and the U.S. markets for water meter products and systems are highly competitive. Water utilities have traditionally been slow adopters of new technology and may not adopt AMI as quickly as we expect, due, in part, to the substantial investment related to installation of AMI systems and the strong market positions of our primary competitors. Similarly, the adoption of our leak detection and pipe condition assessment products and services depends on the willingness of our customers to invest in new product and service offerings, and the pace of adoption may be slower than we expect. If the market for AMI develops more slowly than we expect or if our new leak detection and pipe condition assessment products and services fail to gain market acceptance, our opportunity to grow these businesses will be limited.
In addition, the success of our new products and systems will depend on our ability to manage the risks associated with their introduction, including the risk that new products and systems may have quality or other defects or deficiencies in their early stages that result in their failure to satisfy performance and reliability requirements. Our success will depend in part on our ability to manage these risks, including costs associated with manufacturing, installation, maintenance and warranties. These challenges can be costly and technologically challenging, and we cannot determine in advance the ultimate effect they may have. Failure to successfully manage these challenges could result in lost revenue, significant warranty and other expenses, and harm to our reputation.

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
Acquisitions and technology investments may involve significant cash expenditures, debt incurrence, operating losses and expenses that could have a material adverse effect on our business, financial condition, results of operations and cash flows. These types of transactions involve numerous other risks, including:

•	diversion of management time and attention from existing operations;

•	difficulties in integrating acquired businesses, technologies and personnel into our business;

•	working with partners or other ownership structures with shared decision-making authority (our interests and other ownership interests may be inconsistent);

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
Some of our key products, including fire hydrants and iron gate valves, are manufactured at single or few manufacturing facilities that depend on critical pieces of heavy equipment that cannot be economically moved to other locations. We are therefore limited in our ability to shift production among locations. The operations at our manufacturing facilities may be interrupted or impaired by various operating risks, including, but not limited to:

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
Our business depends on our technology and expertise, which were largely developed internally and are not subject to statutory protection. We rely on a combination of patent protection, copyright and trademark laws, trade secrets protection, employee and third-party confidentiality agreements and technical measures to protect our intellectual property rights. The measures that we take to protect our intellectual property rights may not adequately deter infringement, misappropriation or independent development of our technology, and they may not prevent an unauthorized party from obtaining or using information or intellectual property that we regard as proprietary or keep others from using brand names similar to our own. The disclosure, misappropriation or infringement of our intellectual property could harm our competitive position. In addition, our actions to enforce our rights may result in substantial costs and the diversion of management time and other resources. We may also be subject to intellectual property infringement claims from time to time, which may result in additional expenses and diverting resources to respond to these claims. Finally, for those products in our portfolio that rely on patent protection, once a patent has expired the product is more subject to competition. Products under patent protection usually generate significantly higher revenue and earnings than those not protected by patents. If we fail to successfully enforce our intellectual property rights or register new patents, our competitive position could suffer, which could adversely affect our business, financial condition, results of operations and cash flows.
If we do not successfully maintain our information and technology networks, including the security of those networks, our operations could be disrupted and unanticipated increases in costs and/or decreases in revenues could result.
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
We depend on the Internet and our information technology infrastructure for electronic communications among our locations around the world and between our personnel and suppliers and customers. Security breaches of this infrastructure can create system disruptions, shutdowns or unauthorized disclosure of confidential information. If we or our service providers are unable to prevent these breaches, our operations could be disrupted or we may suffer financial, reputational or other harm because of lost or misappropriated information.
We may fail to effectively manage personal data, which could harm our reputation, result in substantial additional costs and subject us to litigation.
As we grow our Mueller Technologies businesses, we continue to accumulate increasing volumes of customer data. In addition, we store personal information in connection with our human resources operations. Our efforts to protect this information may be unsuccessful due to employee errors or malfeasance, technical malfunctions, the actions of third parties (such as cyber attack) or other factors. If we are unable to protect personal data, it could be accessed or disclosed improperly, which could expose us to liability, harm our reputation and deter current and potential users from using our products and services. The regulatory environment related to information security, data collection and privacy is increasingly rigorous, with new and constantly changing requirements applicable to our business, and compliance with those requirements could result in additional costs.
We are subject to a variety of claims, investigations and litigation that could adversely affect our results of operations and harm our reputation.
In the normal course of our business, we are subject to claims and lawsuits, including from time to time claims for damages related to product liability and warranties, investigations by governmental agencies, litigation alleging the infringement of intellectual property rights and litigation related to employee matters and commercial disputes. Defending these lawsuits and becoming involved in these investigations may divert our management’s attention, and may cause us to incur significant expenses. In addition, we may be required to pay damage awards, penalties or settlements, or become subject to injunctions or other equitable remedies, that could have a material adverse effect on our business, financial condition, results of operations and cash flows. If we were required to participate in a product recall or take other action to address a product liability or other claim, our reputation could be harmed. Moreover, any insurance or indemnification rights that we have may be insufficient or unavailable to protect us against potential loss exposures. See “Item 1. BUSINESS - Regulatory and Environmental Matters,” “Item 3. LEGAL PROCEEDINGS - Environmental,” “Item 7. MANAGEMENT’S DISCUSSION

AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Contingencies” and Note 17 of the Notes to our Consolidated Financial Statements.
Any failure to satisfy international trade laws and regulations or to otherwise comply with changes or other trade developments may adversely affect us.
Our operations require importing and exporting goods and technology between countries on a regular basis. Thus, the sale and shipment of our products and services across international borders, as well as the purchase of components and products from international sources, subject us to extensive trade laws and regulations. Trade laws and regulations are complex, differ by country, and are enforced by a variety of government agencies. Because we are subject to extensive trade laws and regulations in the countries in which we operate, we are subject to the risk that laws and regulations could change in a way that would expose us to additional costs, penalties or liabilities, and our policies and procedures may not always protect us from actions that would violate international trade laws and regulations. For example, in January 2014, the Consolidated Appropriations Act was signed into law, which included provisions requiring the use of American iron and steel products in certain water projects receiving certain federal appropriations. We have incurred costs in connection with ensuring our ability to certify to these requirements, including those associated with enhancing our assembly operations and sourcing practices. As a result of the varying legal and regulatory requirements to which our cross-border activities are subject, we may not always be in compliance with the trade laws and regulations in all respects. Any improper actions could subject us to civil or criminal penalties, including material monetary fines, or other adverse actions, including denial of import or export privileges, and could harm our reputation and our business prospects.
We are subject to increasingly stringent environmental, health and safety laws and regulations that impose significant compliance costs. Any failure to satisfy these laws and regulations may adversely affect us.
We are subject to increasingly stringent laws and regulations relating to the protection of the environment, health and safety and incur significant capital and other expenditures to comply with these requirements. Failure to comply with any environmental, health or safety requirements could result in the assessment of damages, the imposition of penalties, suspension of production, changes to equipment or processes or a cessation of operations at our facilities, any of which could have a material adverse effect on our business. Because these laws are complex, subject to change and may be applied retroactively, we cannot predict with certainty the extent of our future liabilities with respect to environmental, health and safety matters and whether they will be material.
In addition, U.S. Superfund statutes may impose joint and several liability for the costs of remedial investigations and actions on entities that generated waste, arranged for disposal of waste, transported to or selected the disposal sites and the past and present owners and operators of such sites. All such responsible parties (or any one of them, including us) may be required to bear all of such costs regardless of fault, the legality of the original disposal or ownership of the disposal site. As a result, we may be required to conduct investigations and perform remedial activities at current and former operating and manufacturing sites where we have been, or in the future could be, named a PRP with respect to such environmental liabilities, any of which could require us to incur material costs. The final remediation costs of these environmental sites may exceed current estimated costs, and additional sites in the future may require material remediation expenses. If actual expenditures exceed our estimates, our results of operations and financial position could be materially and adversely affected. See “Item 1. BUSINESS - Regulatory and Environmental Matters,” “Item 3. LEGAL PROCEEDINGS - Environmental,” “Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Contingencies” and Note 17 of the Notes to our Consolidated Financial Statements.
We manage our business as a decentralized organization, which presents risks.
We have three segments that operate under a decentralized organizational structure. Our operations have different business practices, information technology systems, accounting policies, internal controls, procedures and compliance programs. Further, we may need to modify existing programs and processes to increase efficiency and operating effectiveness and improve corporate visibility into our decentralized operations. We also regularly update compliance programs and processes to comply with existing laws, new interpretations of existing laws and new laws and we may not implement those modifications effectively. It could take time for any such modifications to be implemented across our operations. During the implementation periods, our decentralized operating approach could result in inconsistent management practices and procedures, which could adversely affect our business. Once achieved, it may also be difficult to maintain operational consistency across our organization.

We rely on successors to Tyco to indemnify us for certain liabilities and they may become financially unable or fail to comply with the terms of the indemnity.
Under the terms of the acquisition agreement relating to the August 1999 sale by Tyco of our businesses to a previous owner of these businesses, we are indemnified by certain Tyco entities (“Tyco Indemnitors”) for all liabilities arising in connection with the operation of these businesses prior to their sale by Tyco, including with respect to products manufactured or sold prior to the closing of that transaction, as well as certain environmental liabilities. These indemnities survive indefinitely and are not subject to any dollar limits. In the past, Tyco Indemnitors have made substantial payments and assumed defense of claims in connection with these indemnification obligations. Tyco’s indemnity does not cover liabilities to the extent caused by us or the operation of our businesses after August 1999, nor does it cover liabilities arising with respect to businesses or sites acquired after August 1999. Since 2007, Tyco has engaged in multiple corporate restructurings, split-offs and divestitures. The result of these transactions is that the assets of, and control over, Tyco Indemnitors has changed. Should any Tyco Indemnitor become financially unable or fail to comply with the terms of the indemnity, we may be responsible for such obligations or liabilities.
Our expenditures for pension obligations could be materially higher than we have predicted.
We provide pension benefits to certain current and former employees. To determine our future payment obligations under the plans, certain rates of return on the plans’ assets, growth rates of certain costs and participant longevity have been estimated. The proportion of the assets held by our U.S. pension plan invested in fixed income securities, instead of equity securities, has increased over historical levels. This shift in asset allocation has resulted in a decrease in the estimated rate of return on plan assets for this plan. Assumed discount rates, expected return on plan assets and participant longevity have significant effects on the amounts reported for the pension obligations and pension expense.
The funded status of our pension plans can also be influenced by regulatory requirements, which can change unexpectedly and impose higher costs if funding levels are below certain thresholds. We may increase contributions to our pension plans to avoid or reduce these higher costs.
Significant adverse changes in credit and capital markets or changes in investments could result in discount rates or actual rates of return on plan assets being materially lower than projected and require us to increase pension contributions in future years to meet funding level requirements. Increasing life spans for North American participants may increase the estimated benefit payments and increase the amounts reported for pension obligations, pension contributions and pension expense. If increased funding requirements are particularly significant and sustained, our overall liquidity could be materially reduced, which could cause us, among other things, to reduce investments and capital expenditures, or restructure or refinance our debt.
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
We may not be able to pass on the entire cost of price increases for purchased components and raw materials to our customers or offset fully the effects of these higher costs through productivity improvements. In particular, when purchased component or raw material prices increase rapidly or to significantly higher than normal levels, we may not be able to pass cost increases through to our customers on a timely basis, if at all, which would reduce our profitability and cash flows. In addition, if purchased components or raw materials were not available or not available on commercially reasonable terms, our sales, profitability and cash flows would be reduced. Our competitors may secure more reliable sources of purchased components and raw materials or they may obtain these supplies on more favorable terms than we do, which could give them a cost advantage.

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
A part of our growth strategy depends on us expanding internationally. Although net sales outside of the United States and Canada account for a small percentage of our total net sales, we expect to increase our level of business activity outside of the United States and Canada. Some countries that present good business opportunities also face political and economic instability and vulnerability to infrastructure and other disruptions. Seeking to expand our business internationally exposes us to additional risks, which include political and economic uncertainties, currency fluctuations, changes in local business conditions and national and international conflicts. A primary risk we face in connection with our export orders relates to our ability to collect amounts due from customers. We also face the potential risks arising from staffing, monitoring and managing international operations, including the risk such activities may divert our resources and management time.
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
Seasonal demand for certain of our products and services may adversely affect our financial results.
Sales of some of Mueller Co.’s and Anvil’s products, including iron gate valves and fire hydrants, are seasonal, with lower sales in our first and second fiscal quarters when weather conditions throughout most of North America tend to be cold resulting in lower levels of construction activity. This seasonality in demand has resulted in fluctuations in our sales and operating results. To satisfy demand during expected peak periods, we may incur costs associated with inventory build-up, and our projections as to future needs may not be accurate. The Mueller Technologies businesses’ sales and operating results are also affected by seasonality.  For example, demand for Echologics’ service offerings in Canada and the Northeast United States has historically been lower during our first and second fiscal quarters. Because many of our expenses are fixed, seasonal trends can cause reductions in our profitability and profit margins and deterioration of our financial condition during periods affected by lower production or sales activity.
Covenants in our debt instruments may adversely affect us and we are exposed to interest rate risk.
Our senior secured term loan facility contains covenants, including those limiting our ability to incur indebtedness, issue disqualified and preferred stock, make restricted payments, issue dividends, engage in asset sales and engage in transactions with affiliates, among others.  Our asset based lending agreement contains similar restrictions and also requires the maintenance of a certain fixed charge coverage ratio during any period when availability is less than a specified threshold.
In addition, we may be exposed to interest rate risk under our term loan as well as our asset based lending agreement. Interest on amounts outstanding under these debt instruments are based on LIBOR, which fluctuates. Accordingly, while term loan borrowings are outstanding we will be exposed to risks associated with fluctuations in LIBOR and may, from time to time, seek to enter into hedging arrangements or other interest rate management techniques to reduce potential volatility in earnings and cash flows from such fluctuations. For example, in 2015 we entered into interest rate swap contracts. Although we expect LIBOR to fluctuate, we believe significant volatility in LIBOR over the short to medium term is unlikely and while hedging programs and other interest rate management techniques may reduce the impact of interest rate movements, they do not eliminate them. Further, such programs and techniques could expose us to additional expenses that could adversely affect our financial condition and results of operations.

The term loan specifies a LIBOR floor of 0.75%, and we are not exposed to fluctuations in LIBOR until such time as LIBOR exceeds that floor. Each 100 basis point increase in LIBOR above the floor would increase annualized interest expense on the term loan by approximately $5 million, before considering any impact from the interest rate swap contracts.
Failure to attract, motivate, train and retain qualified personnel, including key personnel could adversely affect our business.
Our ability to expand or maintain our business depends on our ability to hire, train and retain employees with the skills necessary to understand and adapt to the continuously developing needs of our customers. The increasing demand for qualified personnel makes it more difficult for us to attract and retain employees with requisite skill sets, particularly employees with specialized technical and trade experience. Changing demographics and labor work force trends also may result in a loss of knowledge and skills as experienced workers retire. If we fail to attract, motivate, train and retain qualified personnel, or if we experience excessive turnover, we may experience declining sales, manufacturing delays or other inefficiencies, increased recruiting, training and relocation costs and other difficulties, and our business, financial condition, results of operations and cash flows could be materially and adversely affected. Competition for qualified personnel is intense, particularly in several regions of the United States where we manufacture products and particularly within our Mueller Technologies businesses. We may not be successful in attracting or retaining qualified personnel, which could negatively impact our business.
In addition, our business depends on the efforts, skills, reputations and business relationships of key executive and management personnel. The loss of these personnel could jeopardize our relationships with customers and may adversely affect our business, financial condition, results of operations and cash flows.
We are subject to “conflict” minerals regulations, which imposes costs on us and could raise reputational and other risks.
SEC disclosure requirements relating to certain minerals (“conflict minerals”), sourced from the Democratic Republic of Congo and surrounding countries that are necessary to the functionality of a product manufactured, or contracted to be manufactured, mandate, among other things, that we perform due diligence on our supply chain. Our efforts to comply with these requirements has resulted in an increase in expenses and a diversion of management’s time and attention from other business activities. In addition, since our supply chain is complex, we may not be able to sufficiently verify the origins of all metals used in our products, which may adversely affect our reputation and/or disqualify us as a manufacturer for certain customers.
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
A dispute exists with regard to federal income taxes for years 1980 to 1994 and 1999 to 2001 allegedly owed by the Walter Energy consolidated group, which included U.S. Pipe during these periods. As a matter of law, we are jointly and severally liable for any final tax determination, which means that in the event Walter Energy is unable to pay any amounts owed, we would be liable. Walter Energy filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in July 2015. We are monitoring the filing to determine whether we could be liable for all or a portion of this federal income tax liability if it is incurred, and not discharged, for any period during which we were included in the Walter Energy consolidated group.
In accordance with the income tax allocation agreement, Walter Energy used certain tax assets of one of our predecessors in its calendar 2006 tax return for which payment to us is required. The income tax allocation agreement only requires Walter Energy to make the payment upon realization of this tax benefit by receiving a refund or otherwise offsetting taxes due. Walter Energy owes us $11.6 million that is payable pending completion of an IRS audit of Walter Energy’s 2006 tax year and the related refund of tax from that year. As a result of the aforementioned Chapter 11 petition, we recorded a provision for doubtful accounts of $11.6 million in the quarter ended June 30, 2015.

The tax allocation agreement between us and Walter Energy allocates to us certain tax risks associated with the Spin-off.
Walter Energy effectively controlled all of our tax decisions for periods during which we were a member of the Walter Energy consolidated federal income tax group and certain combined, consolidated or unitary state and local income tax groups. Under the terms of an income tax allocation agreement between us and Walter Energy dated May 26, 2006, we generally compute our tax liability on a stand-alone basis, but Walter Energy has sole authority to respond to and conduct all tax proceedings (including tax audits) relating to our federal income and combined state returns, to file all such returns on our behalf and to determine the amount of our liability to (or entitlement to payment from) Walter Energy for such periods. This arrangement may result in conflicts of interests between us and Walter Energy. In addition, our tax allocation agreement provides that if the Spin-off is determined not to be tax-free pursuant to Section 355 of the Internal Revenue Code of 1986, as amended, we generally will be responsible for any taxes incurred by Walter Energy or its shareholders if such taxes result from certain of our actions or omissions and for a percentage of any such taxes that are not a result of our actions or omissions or Walter Energy’s actions or omissions or taxes based on our market value relative to Walter Energy’s market value. Additionally, to the extent Walter Energy is unable to pay taxes, if any, attributable to the Spin-off and for which it is responsible under our tax allocation agreement, we could be liable for those taxes as a result of being a member of the Walter Energy consolidated federal income tax group for 2006, the year in which the Spin-off occurred. We believe Walter Energy’s calendar 2006 income tax returns are still open for federal examination.

Item 2.	PROPERTIES
Our principal properties are listed below.

Location	Activity	Size (sq. ft.)	Owned or leased
Mueller Co.:
Albertville, AL	Manufacturing	422,000	Leased
Aurora, IL	Manufacturing and distribution	231,000	Owned
Decatur, IL	Manufacturing	467,000	Owned
Hammond, IN	Manufacturing	51,000	Owned
Chattanooga, TN	Manufacturing	525,000	Owned
Chattanooga, TN	Research and development	22,000	Leased
Cleveland, TN	Manufacturing	40,000	Owned
Brownsville, TX	Manufacturing	50,000	Leased
Barrie, Ontario	Distribution	50,000	Leased
Jingmen, China	Manufacturing	154,000	Owned
Anvil:
Ontario, CA	Distribution	73,000	Leased
Columbia, PA	Manufacturing and distribution	663,000	Owned
Greencastle, PA	Manufacturing	135,000	Owned
Waynesboro, PA	Manufacturing	73,000	Owned
North Kingstown, RI	Manufacturing and research and development	164,000	Leased
Henderson, TN	Manufacturing	180,000	Owned
Houston, TX	Manufacturing and distribution	105,000	Owned
Irving, TX	Distribution	218,000	Leased
Longview, TX	Manufacturing	114,000	Owned
Simcoe, Ontario	Distribution	107,000	Owned
Tinley Park, IL	Distribution	130,000	Leased
Mueller Technologies:
Cleveland, NC	Manufacturing	190,000	Owned
Toronto, Ontario	Research and development	10,000	Leased
Corporate:
Atlanta, GA	Corporate headquarters	25,000	Leased
We consider our facilities to be well maintained and believe we have sufficient capacity to meet our anticipated needs through 2016. Our leased properties have terms expiring at various dates through January 2024.

Item 3.	LEGAL PROCEEDINGS
We are involved in various legal proceedings that have arisen in the normal course of operations, including the proceedings summarized below.
The effect of the outcome of these matters on our future results of operations cannot be predicted with certainty as any such effect depends on future results of operations and the amount and timing of the resolution of such matters. Other than the litigation described below, we do not believe any of our outstanding litigation would have a material adverse effect on our business or prospects.
Environmental. We are subject to a wide variety of laws and regulations concerning the protection of the environment, both with respect to the operations at many of our properties and with respect to remediating environmental conditions that may exist at our own or other properties. We accrue for environmental expenses resulting from existing conditions that relate to past operations when the costs are probable and reasonably estimable. These expenses were $3.8 million, $1.2 million and $1.5 million in 2015, 2014 and 2013, respectively. We capitalize environmental expenditures that increase the life or efficiency of long-term assets or that reduce or prevent environmental contamination. Capital expenditures for environmental requirements are anticipated to be approximately $1 million during 2016. Capitalized environmental-related expenditures were $0.6 million, $0.1 million and $1.2 million in 2015, 2014 and 2013, respectively.
Under the terms of the acquisition agreement relating to the August 1999 sale by Tyco of our businesses to a previous owner of these businesses, we are indemnified by certain Tyco entities (“Tyco Indemnitors”) for all liabilities arising in connection with the operation of these businesses prior to their sale by Tyco, including with respect to products manufactured or sold prior to the closing of that transaction, as well as certain environmental liabilities. These indemnities survive indefinitely and are not subject to any dollar limits. In the past, Tyco Indemnitors have made substantial payments and assumed defense of claims in connection with these indemnification obligations. Tyco’s indemnity does not cover liabilities to the extent caused by us or the operation of our businesses after August 1999, nor does it cover liabilities arising with respect to businesses or sites acquired after August 1999. Since 2007, Tyco has engaged in multiple corporate restructurings, split-offs and divestitures. While none of these transactions directly affects the indemnification obligations of the Tyco Indemnitors under the 1999 acquisition agreement, the result of such transactions is that the assets of, and control over, such Tyco Indemnitors has changed. Should any of these Tyco Indemnitors become financially unable or fail to comply with the terms of the indemnity, we may be responsible for such obligations or liabilities.
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
On July 13, 2010, Rohcan Investments Limited, the former owner of property leased by Mueller Canada Ltd. and located in Milton, Ontario, filed suit against Mueller Canada Ltd. and its directors seeking C$10 million in damages arising from the defendants’ alleged environmental contamination of the property and breach of lease. Mueller Canada Ltd. leased the property from 1988 through 2008. We are pursuing indemnification from a former owner for certain potential liabilities that are alleged in this lawsuit, and we have accrued for other liabilities not covered by indemnification.  On December 7, 2011, the Court denied the plaintiff’s motion for summary judgment.

The purchaser of U.S. Pipe has been identified as a PRP under CERCLA in connection with a former manufacturing facility operated by U.S. Pipe that was in the vicinity of a Superfund site located in North Birmingham, Alabama. Under the terms of the acquisition agreement relating to the sale of U.S. Pipe, we agreed to indemnify the purchaser for certain environmental liabilities, including those arising out of the former manufacturing site in North Birmingham. Accordingly, the purchaser tendered the matter to us for indemnification, which we accepted. Ultimate liability for the site will depend on many factors that have not yet been determined, including the determination of EPA’s remediation costs, the number and financial viability of the other PRPs (there are four other PRPs currently) and the determination of the final allocation of the costs, if any, among the PRPs. Accordingly, because the amount of such costs cannot be reasonably estimated at this time, no amounts had been accrued for this matter at September 30, 2015. See “Item 1. BUSINESS - Regulatory and Environmental Matters,” “Item 1A. RISK FACTORS - We are subject to increasingly stringent environmental, health and safety laws and regulations that impose significant compliance costs. Any failure to satisfy these laws and regulations may adversely affect us,” “Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Contingencies” and Note 17 of the Notes to our Consolidated Financial Statements.
Other Matters. Anvil is in a dispute with Victaulic Company (“Victaulic”) regarding two patents held by Victaulic, U.S. Patent 7,086,131 (the “131 Patent”) and U.S. Patent 7,712,796 (the “796 Patent” and collectively with the 131 Patent, the “U.S. Patents”), which Anvil believes are invalid. The U.S. Patents potentially relate to a coupling product currently manufactured and marketed by Anvil. Anvil filed multiple reexamination requests with the U.S. Patent and Trademark Office (the “PTO”) regarding the U.S. Patents, and the PTO granted the requests. Although the PTO examiner initially invalidated most of the claims of the 796 Patent, the PTO examiner affirmed the validity of the 796 Patent in September 2014. In April 2015, the PTO examiner invalidated the original claim of the 131 Patent but found several claims added during reexamination that appear substantially similar to those included in the 796 Patent patentable. The PTO examiners’ decisions with respect to the U.S. Patents have been appealed by Anvil and Victaulic. Relatedly, Anvil and Victaulic are engaged in lawsuits in the U.S. District Court for the Northern District of Georgia and in the Federal Court of Toronto, Ontario, Canada. The Georgia District Court litigation has been stayed pending the final outcome of the ongoing reexaminations of the U.S. Patents by the PTO. Although Anvil intends to continue to vigorously contest the validity of the U.S. Patents, as well as Victaulic’s related patents in Canada, and to defend itself against any counterclaims made by Victaulic, the probability of a favorable or unfavorable outcome with respect to these proceedings is unknown. Any number of potential outcomes is possible due to the multiple claims associated with the proceedings, each of which is in different stages and subject to appeal. Further, there are a number of highly complex factual and technical issues involved, and it is uncertain whether a favorable or unfavorable result with respect to a particular ruling or proceeding will impact the other matters in controversy. Accordingly, we have not recorded any accrual with respect to these proceedings and a range of liability is not reasonably estimable.
We are party to a number of other lawsuits arising in the ordinary course of business, including product liability cases for products manufactured by us or third parties. We provide for costs relating to these matters when a loss is probable and the amount is reasonably estimable. Administrative costs related to these matters are expensed as incurred. The effect of the outcome of these matters on our future results of operations cannot be predicted with certainty as any such effect depends on future results of operations and the amount and timing of the resolution of such matters. While the results of litigation cannot be predicted with certainty, we believe the final outcome of such other litigation is not likely to have a materially adverse effect on our business or prospects.

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
The range of high and low intraday sales prices of our common stock and the dividends declared per share is presented below.

	High	Low	Dividends per share
2015
4th quarter	$9.29	$7.04	$0.0200
3rd quarter	10.49	8.95	0.0200
2nd quarter	10.54	8.34	0.0175
1st quarter	10.48	7.92	0.0175
2014
4th quarter	9.42	7.64	0.0175
3rd quarter	9.80	8.30	0.0175
2nd quarter	10.04	7.95	0.0175
1st quarter	9.44	7.44	0.0175
At September 30, 2015, there were 126 stockholders of record for our common stock.
Equity Compensation Plan Information
The information regarding our compensation plans under which equity securities are authorized for issuance is set forth in “Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.”
Sale of Unregistered Securities
We did not issue any unregistered securities within the past three years.
Issuer Purchases of Equity Securities
We did not repurchase shares of our common stock in the quarter ended September 30, 2015.

Stock Price Performance Graph
The following graph compares the cumulative quarterly stock market performance of our common stock with the Russell 2000 Stock Index (“Russell 2000”) and the Dow Jones U.S. Building Materials & Fixtures Index (“DJ Building Materials & Fixtures”) since September 30, 2010.
Total return values were calculated based on cumulative total return assuming (i) the investment of $100 in our common stock, the Russell 2000 and the DJ Building Materials & Fixtures on the dates indicated and (ii) reinvestment of all dividends.

Comparison of Cumulative Total Return
Assumes Initial Investment of $100
Total Return since September 30, 2010
$350
$300
$250
$200
$150
$100
$50
$0
Sep-10
Mar-11
Sep-11
Mar-12
Sep-12
Mar-13
Sep-13
Mar-14
Sep-14
Mar-15
Sep-15
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

	2015	2014	2013	2012	2011
	(in millions, except per share data)
Statement of operations data:
Net sales	$1,164.5	$1,184.7	$1,120.8	$1,023.9	$964.6
Cost of sales	817.2	836.8	807.6	752.8	716.5
Gross profit	347.3	347.9	313.2	271.1	248.1
Selling, general and administrative expenses	216.9	220.7	214.4	204.2	191.8
Loss on Walter receivable	11.6	—	—	—	—
Restructuring expenses	9.2	3.1	1.5	2.8	3.6
Interest expense, net	27.6	49.6	51.7	59.9	65.6
Loss on early extinguishment of debt	31.3	1.0	1.4	1.5	—
Income (loss) before income taxes	50.7	73.5	44.2	2.7	(12.9)
Income tax expense (benefit)	19.8	18.0	8.8	7.9	(2.9)
Income (loss) from continuing operations	30.9	55.5	35.4	(5.2)	(10.0)
Discontinued operations(1)	—	—	5.4	(103.2)	(28.1)
Net income (loss)	$30.9	$55.5	$40.8	$(108.4)	$(38.1)
Net income (loss) per basic share:
Continuing operations	$0.19	$0.35	$0.23	$(0.03)	$(0.07)
Discontinued operations	—	—	0.03	(0.66)	(0.18)
Net income (loss)	$0.19	$0.35	$0.26	$(0.69)	$(0.25)
Net income (loss) per diluted share:
Continuing operations	$0.19	$0.34	$0.22	$(0.03)	$(0.07)
Discontinued operations	—	—	0.03	(0.66)	(0.18)
Net income (loss)	$0.19	$0.34	$0.25	$(0.69)	$(0.25)
Weighted average shares outstanding:
Basic	160.5	159.2	157.7	156.5	155.3
Diluted	163.2	162.2	160.3	156.5	155.3
Balance sheet data (at September 30):
Cash and cash equivalents	$113.1	$161.1	$123.6	$83.0	$61.0
Working capital	381.5	363.0	386.3	321.5	404.0
Property, plant and equipment, net	148.9	146.3	141.9	137.9	143.8
Assets held for sale	—	—	—	—	249.7
Total assets	1,229.8	1,312.5	1,275.9	1,233.2	1,475.6
Total debt	489.0	541.0	594.8	615.1	668.9
Long-term liabilities	694.0	716.5	764.6	833.6	901.8
Liabilities held for sale	—	—	—	—	56.9
Total liabilities	862.0	960.9	947.7	1,002.0	1,096.6
Total equity	367.8	351.6	328.2	231.2	379.0
Other data (year ended September 30):
Depreciation and amortization(2)	58.1	56.7	59.2	60.6	63.1
Capital expenditures(2)	37.5	36.9	36.5	31.4	23.1
Cash dividends declared per share	0.075	0.070	0.070	0.070	0.070

(1)	In 2012, we sold U.S. Pipe. U.S. Pipe’s results of operations are classified as discontinued operations for 2013 through 2011 and its assets and liabilities classified as held for sale for 2011.

(2)	Excludes discontinued operations.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
We have recently revised our reporting segments, presenting in this annual report Mueller Co., Anvil and Mueller Technologies, a new segment, which includes Mueller Systems and Echologics.  Mueller Systems’ and Echologics’ results were previously reported within the Mueller Co. segment. Segment results previously presented have been recast to conform to the current presentation.
Business
We expect our three primary end markets, repair and replacement of water infrastructure driven by municipal spending, new water infrastructure installation driven by residential construction and non-residential construction to grow in 2016. We expect the residential construction market to be the fastest growing, followed by municipal spending.
Mueller Co.
We estimate approximately 70% of Mueller Co.’s 2015 net sales were for repair and replacement directly related to municipal water infrastructure spending, approximately 25% were related to residential construction activity and approximately 5% were related to natural gas utilities.
Municipal spending in 2015 was relatively strong compared with the prior year period and economic forecasts predict this trend will continue. According to the U.S. Bureau of Economic Analysis, state and local tax receipts for the quarter ended September 30, 2015 were up year-over-year and, according to the U.S. Department of Labor, the trailing twelve-month average consumer price index for water and sewerage rates at September 30, 2015 increased 4.5%. However, water conservation efforts, particularly in areas impacted by recent drought conditions, have resulted in lower overall receipts for some U.S. water utilities.
The year-over-year percentage change in housing starts is a key indicator of demand for Mueller Co.’s products sold in the residential construction market. In September 2015, Zelman & Associates forecasted a 13% increase in housing starts for calendar 2016 compared to the prior year. In October 2015, Blue Chip Consensus also forecasted a 13% increase in housing starts for calendar 2016 compared to the prior year.
We expect Mueller Co.’s net sales percentage growth in 2016 to be in the mid-single digits, with growth in key markets offset by anticipated unfavorable impacts from changes in Canadian currency exchange rates and the divestiture of the municipal castings business in December 2014.

Anvil
In 2015, approximately 85% of Anvil’s net sales were generated by non-residential construction spending. Several leading indicators related to non-residential construction appear to be signaling growth in this market. For example, the Architectural Billings Index for September 2015 remained above 50, which indicates growth, and Blue Chip Consensus forecasted a 4.8% increase in non-residential fixed investment in calendar 2016.
Sales to the oil & gas market accounted for approximately 10% of Anvil’s net sales in 2015, down from 20% in 2014. The trend in rig counts correlates with the direction of demand for Anvil’s products that are sold into this market. According to Baker Hughes Incorporated, U.S. land-based rig counts in early October 2015 represent a decline of approximately 58% year-over-year.
We expect Anvil’s net sales percentage growth in 2016 to be in the low single digits, driven by the non-residential construction market. We believe Anvil’s overall growth will continue to be impacted by an expected decline in net sales to its addressed oil & gas market on a year-over-year basis during the first half of the year, especially in the first quarter. Based on current market conditions, we expect Anvil’s net sales into this market during the second half of the year to be flat on a year-over-year basis.
Mueller Technologies
The municipal market is the key end market for the Mueller Technologies companies. These businesses are project-oriented and depend on customer adoption of their technology-based products and services. For 2016, we entered the year with significantly higher AMI backlog and projects awarded for Mueller Systems and higher projects under contract at Echologics.
We expect Mueller Technologies’ net sales percentage growth in 2016 to be approximately 10% to 15%. We also expect operating income to improve by approximately $7 million to $10 million.
Consolidated
Overall in 2016 for Mueller Water Products, we expect year-over-year net sales percentage growth in the mid-single digits with stronger growth at the Mueller Co. and Mueller Technologies segments. We expect higher operating income and operating margin, driven primarily by a favorable mix of our higher-margin products at Mueller Co.

Results of Operations
Year Ended September 30, 2015 Compared to Year Ended September 30, 2014

	Year ended September 30, 2015
	Mueller Co.	Anvil	Mueller Technologies	Corporate	Total
	(in millions)
Net sales	$702.2	$371.1	$91.2	$—	$1,164.5
Gross profit	$229.1	$101.1	$17.1	$—	$347.3
Operating expenses:
Selling, general and administrative	84.0	70.7	29.9	32.3	216.9
Loss on Walter receivable	—	—	—	11.6	11.6
Restructuring	8.2	0.4	0.1	0.5	9.2
	92.2	71.1	30.0	44.4	237.7
Operating income (loss)	$136.9	$30.0	$(12.9)	$(44.4)	109.6
Interest expense, net					27.6
Loss on early extinguishment of debt					31.3
Income before income taxes					50.7
Income tax expense					19.8
Net income					$30.9

	Year ended September 30, 2014
	Mueller Co.	Anvil	Mueller Technologies	Corporate	Total
	(in millions)
Net sales	$679.1	$401.4	$104.2	$—	$1,184.7
Gross profit	$212.1	$112.9	$22.9	$—	$347.9
Operating expenses:
Selling, general and administrative	83.3	70.7	27.2	39.5	220.7
Restructuring	2.1	0.9	0.1	—	3.1
	85.4	71.6	27.3	39.5	223.8
Operating income (loss)	$126.7	$41.3	$(4.4)	$(39.5)	124.1
Interest expense, net					49.6
Loss on early extinguishment of debt					1.0
Income before income taxes					73.5
Income tax expense					18.0
Net income					$55.5
Consolidated Analysis
Net sales for 2015 declined to $1,164.5 million from $1,184.7 million in the prior year period due primarily to lower shipment volumes of $16.7 million and unfavorable changes in Canadian currency exchange rates of $10.7 million offset by improved pricing of $7.2 million.
Gross profit for 2015 of $347.3 million was essentially flat compared to $347.9 million in the prior year period. Gross margin increased 40 basis points to 29.8% in 2015 from 29.4% in the prior year period due primarily to improved sales pricing.
Selling, general and administrative expenses (“SG&A”) for 2015 decreased to $216.9 million from $220.7 million in the prior year period. SG&A as a percentage of net sales was 18.6% in both 2015 and in the prior year period.
We have a tax-related receivable from Walter Energy from prior to our spin-off from Walter in December 2006. Walter filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in July 2015. As a result of this petition, we recorded a provision for doubtful accounts of $11.6 million in 2015.

Interest expense, net declined $22.0 million in 2015 compared to the prior year period due primarily to the debt refinancing we completed in November 2014, which replaced the Senior Subordinated Notes and the Senior Unsecured Notes with the lower-rate Term Loan. Also, debt principal outstanding declined by $45.0 million due to the November 2014 refinancing. The components of interest expense, net are provided below.

	2015	2014
	(in millions)
Term Loan	$17.5	$—
7.375% Senior Subordinated Notes	4.0	30.6
8.75% Senior Unsecured Notes	2.4	16.0
Deferred financing costs amortization	2.0	2.0
ABL Agreement	1.7	1.2
Other interest expense	0.3	0.2
	27.9	50.0
Interest income	(0.3)	(0.4)
	$27.6	$49.6
The components of income tax expense are provided below.

	2015	2014
	(in millions)
Expense from income before income taxes	$19.3	$30.1
Deferred tax asset valuation allowance adjustment	0.5	(9.6)
State tax rate change	—	(2.5)
	$19.8	$18.0
Segment Analysis
Mueller Co.
Net sales for 2015 increased to $702.2 million from $679.1 million in the prior year period. Net sales increased primarily due to higher shipment volumes of $26.7 million and improved pricing of $4.2 million offset by unfavorable changes in Canadian currency exchange rates of $7.8 million. Domestic shipments excluding Henry Pratt, increased approximately $13.9 million, led primarily by an increase in valve and hydrant products. Net sales at Henry Pratt also increased by $22.4 million, led by $12.4 million shipments of plant and water treatment valves and $9.9 million of shipments from our 2014 acquisitions. These increases were partially offset by the absence of $9.4 million of prior year net sales of the Canadian municipal castings business.
Gross profit for 2015 increased to $229.1 million from $212.1 million in the prior year period. Gross profit for 2015 increased primarily due to increased shipment volumes. Gross margin increased to 32.6% for 2015 compared to 31.2% in the prior year period. Gross margin improved primarily due to increased shipment volumes, more favorable product mix and improved sales pricing.
SG&A in 2015 increased to $84.0 million compared to $83.3 million in the prior year period. SG&A were 12.0% and 12.3% of net sales for 2015 and 2014, respectively.
During 2015, Mueller Co. ceased operations at a foundry in Canada that primarily produced commodity municipal castings. This resulted in a loss of $7.2 million, which comprised most of the total restructuring expense of $8.2 million recorded during the year.

Anvil
Net sales in 2015 decreased to $371.1 million from $401.4 million in the prior year period. Net sales in 2015 decreased $30.5 million due to lower shipment volumes into the oil & gas market being only slightly offset by shipment volume growth in Anvil's other markets and $2.8 million due to unfavorable changes in Canadian currency exchange rates, offset by increased pricing of $3.0 million.
Gross profit in 2015 decreased to $101.1 million from $112.9 million in the prior year period. Gross margin declined to 27.2% in 2015 compared to 28.1% in the prior year period largely due to unfavorable product mix with the decline of shipments into the oil & gas market.
SG&A stayed flat at $70.7 million in 2015 compared to the prior year period. SG&A increased to 19.1% of net sales for 2015 from 17.6% of net sales for 2014. SG&A in 2014 included a $2.5 million gain from the sale of certain of Anvil’s Bloomington, Minnesota assets.
Mueller Technologies
Net sales in 2015 decreased to $91.2 million from $104.2 million in the prior year period due to $12.9 million of lower shipment volumes. The Mueller Technologies businesses are more project-oriented and the decrease in net sales was primarily due to fewer large projects that specified AMI metering systems.
Gross profit in 2015 decreased to $17.1 million from $22.9 million in the prior year period. Gross margin declined to 18.8% in 2015 compared to 22.0% in the prior year period due primarily to product mix.
SG&A increased to $29.9 million in 2015 compared to $27.2 million in the prior year period. SG&A increased primarily due to additional research and development investments in Echologics and expanding the number of sales and customer service representatives. SG&A increased to 32.8% of net sales for 2015 from 26.1% of net sales in the prior period.
Corporate
SG&A decreased to $32.3 million in 2015 from $39.5 million in the prior year period primarily due to lower personnel-related expenses.

Year Ended September 30, 2014 Compared to Year Ended September 30, 2013

	Year ended September 30, 2014
	Mueller Co.	Anvil	Mueller Technologies	Corporate	Total
	(in millions)
Net sales	$679.1	$401.4	$104.2	$—	$1,184.7
Gross profit	$212.1	$112.9	$22.9	$—	$347.9
Operating expenses:
Selling, general and administrative	83.3	70.7	27.2	39.5	220.7
Restructuring	2.1	0.9	0.1	—	3.1
	85.4	71.6	27.3	39.5	223.8
Operating income (loss)	$126.7	$41.3	$(4.4)	$(39.5)	124.1
Interest expense, net					49.6
Loss on early extinguishment of debt					1.0
Income before income taxes					73.5
Income tax expense					18.0
Net income					$55.5

	Year ended September 30, 2013
	Mueller Co.	Anvil	Mueller Technologies	Corporate	Total
	(in millions)
Net sales	$632.5	$391.3	$97.0	$—	$1,120.8
Gross profit	$184.1	$112.1	$17.0	$—	$313.2
Operating expenses:
Selling, general and administrative	82.3	71.8	26.0	34.3	214.4
Restructuring	1.5	0.1	—	(0.1)	1.5
	83.8	71.9	26.0	34.2	215.9
Operating income (loss)	$100.3	$40.2	$(9.0)	$(34.2)	97.3
Interest expense, net					51.7
Loss on early extinguishment of debt					1.4
Income before income taxes					44.2
Income tax expense					8.8
Income from continuing operations					35.4
Income from discontinued operations, net of tax					5.4
Net income					$40.8
Consolidated Analysis
Net sales for 2014 increased to $1,184.7 million from $1,120.8 million in the prior year period. Net sales increased due to $48.9 million of increased shipment volumes and $19.4 million of higher pricing, both of which were primarily at Mueller Co.
Gross profit for 2014 increased to $347.9 million from $313.2 million in the prior year period. Gross margin increased 150 basis points to 29.4% in 2014 from 27.9% in the prior year period. Gross profit and gross margin benefited primarily from increased shipment volumes, reduced per-unit costs from improved utilization of manufacturing capacity, and higher sales pricing.
SG&A for 2014 increased to $220.7 million from $214.4 million in the prior year period. SG&A increased primarily due to higher expenses associated with higher shipment volumes, higher stock-based compensation expense and U.S. Pipe-related expenses being reported in SG&A in the current year and in discontinued operations in the prior year. SG&A as a percentage of net sales decreased to 18.6% in 2014 compared to 19.1% in the prior year period.

Restructuring increased in 2014 compared to the prior year due to an impairment charge for production equipment at Mueller Co. and the costs to withdraw from a multi-employer pension plan at Anvil. Mueller Co. changed its approach to the production of certain sizes of iron gate valves and recorded a charge of $1.5 million. Anvil sold the production equipment and certain inventory at its Bloomington, Minnesota location and recorded an accrual for its pension plan withdrawal liability of $0.9 million.
Interest expense, net decreased in 2014 compared to the prior year due primarily to a lower level of total debt outstanding. The components of interest expense, net are detailed below.

	2014	2013
	(in millions)
7.375% Senior Subordinated Notes	$30.6	$31.0
8.75% Senior Unsecured Notes	16.0	16.8
Deferred financing costs amortization	2.0	2.0
ABL Agreement	1.2	1.5
Other interest expense	0.2	0.7
	50.0	52.0
Interest income	(0.4)	(0.3)
	$49.6	$51.7
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
Segment Analysis
Mueller Co.
Net sales for 2014 increased to $679.1 million from $632.5 million in the prior year period. Net sales increased primarily due to $35.3 million of increased shipment volumes and $14.5 million of higher pricing. Domestic net sales from our core valves, hydrants and brass products grew 17% year-over-year.
Gross profit for 2014 increased to $212.1 million from $184.1 million in the prior year period primarily due to increased shipment volumes and higher sales pricing. Gross margin increased to 31.2% for 2014 compared to 29.1% in the prior year period primarily due to higher shipment volumes, including the related improvement in utilization of manufacturing capacity, and higher sales pricing.
SG&A in 2014 increased to $83.3 million compared to $82.3 million in the prior year period. SG&A were 12.3% and 13.0% of net sales for 2014 and 2013, respectively.
Anvil
Net sales in 2014 increased to $401.4 million from $391.3 million in the prior year period. Net sales increased primarily due to increased shipment volumes.
Gross profit in 2014 increased to $112.9 million from $112.1 million in the prior year period. Gross margin declined to 28.1% in 2014 compared to 28.6% in the prior year period due primarily to operational inefficiencies at Anvil’s largest manufacturing facility.

SG&A decreased to $70.7 million in 2014 from $71.8 million in the prior year period. SG&A decreased to 17.6% of net sales for 2014 from 18.3% of net sales in 2013. SG&A in 2014 included a $2.5 million gain from the sale of certain of Anvil’s Bloomington, Minnesota assets.
Mueller Technologies
Net sales in 2014 increased to $104.2 million from $97.0 million in the prior year period. Net sales increased primarily due to increased shipment volumes of AMI metering systems.
Gross profit in 2014 increased to $22.9 million from $17.0 million in the prior year period. Gross margin increased to 22.0% in 2014 compared to 17.5% in the prior year period due primarily to higher operating leverage driven by the increased shipment volumes.
SG&A increased to $27.2 million in 2014 from $26.0 million in the prior year period. SG&A decreased to 26.1% of net sales for 2014 from 26.8% of net sales in 2013.
Corporate
SG&A increased to $39.5 million in 2014 from $34.3 million in the prior year period primarily due to higher stock-based compensation and professional fees.
Financial Condition
Cash and cash equivalents were $113.1 million at September 30, 2015 compared to $161.1 million at September 30, 2014. Cash and cash equivalents decreased during 2015 as a result of cash used in financing of $99.0 million, primarily debt repayments, and cash used in investing of $31.6 million, primarily capital expenditures, partially offset by cash provided by operating activities of $87.8 million. Cash and cash equivalents also decreased by $5.2 million during 2015 due to changes in currency exchange rates.
Receivables, net were $175.3 million at September 30, 2015 compared to $182.1 million at September 30, 2014. Receivables at September 30, 2015 and September 30, 2014 represented approximately 51 and 52 days net sales, respectively.
Inventories were $219.1 million at September 30, 2015 compared to $198.0 million at September 30, 2014. Inventories increased during 2015 due primarily to lower sales into the oil & gas market, lower sales due to adverse weather impacts at Mueller Co. and a build-up of certain meter components. Estimated inventory turns in 2015 were approximately half a turn slower than 2014.
Property, plant and equipment, net was $148.9 million at September 30, 2015 compared to $146.3 million at September 30, 2014, and depreciation expense was $28.7 million in 2015. Capital expenditures, including external-use software development costs capitalized, were $37.5 million in 2015.
Intangible assets were $507.3 million at September 30, 2015 compared to $533.6 million at September 30, 2014. Finite-lived intangible assets, $202.3 million of net book value at September 30, 2015, are amortized over their estimated useful lives. This amortization expense was $29.4 million during 2015 and is expected to be $20 million to $25 million for each of the next five years. Indefinite-lived intangible assets, $305.0 million at September 30, 2015, are not amortized, but tested at least annually for possible impairment.
Accounts payable and other current liabilities were $161.9 million at September 30, 2015 compared to $198.2 million at September 30, 2014. Decreased payables relate primarily to decreased purchasing activity in the 2015 fourth quarter compared to the 2014 fourth quarter.
Net outstanding borrowings were $489.0 million at September 30, 2015 compared to $541.0 million at September 30, 2014. The $52.0 million decrease during 2015 reflects a reduction of principal related to the November 2014 refinancing.
Deferred income taxes were net liabilities of $117.0 million at September 30, 2015 compared to net liabilities of $111.8 million at September 30, 2014. The $5.2 million increase was primarily related to utilization of federal and state net operating losses during 2015, offset by changes in pension and valuation allowance. Deferred tax liabilities related to intangible assets and other were $183.1 million and $191.6 million at September 30, 2015 and 2014, respectively.

Liquidity and Capital Resources
We refinanced our debt on November 25, 2014 by repaying all of our Senior Subordinated Notes and Senior Unsecured Notes and entering into a $500.0 million term loan that matures on November 25, 2021.
We had cash and cash equivalents of $113.1 million at September 30, 2015 and approximately $170 million of additional borrowing capacity under our ABL Agreement based on September 30, 2015 data. Undistributed earnings from our subsidiaries in Canada and China are considered to be permanently invested outside of the United States. At September 30, 2015, cash and cash equivalents included $16.0 million and $6.3 million in Canada and China, respectively.
In 2014, we used $10.0 million to acquire certain assets of Lined Valve Company Inc., which was reduced by a purchase price adjustment of $0.3 million that we received in 2015.
Cash flows from operating activities are categorized below.

	2015	2014
	(in millions)
Collections from customers	$1,168.1	$1,167.9
Disbursements, other than interest and income taxes	(1,030.2)	(969.0)
Interest payments, net	(36.8)	(48.7)
Income tax payments, net	(13.3)	(2.6)
Cash provided by operating activities	$87.8	$147.6
Increased disbursements, other than interest and income taxes, during 2015 reflect timing differences of purchases and disbursements.
Capital expenditures were $37.5 million during 2015 compared to $36.9 million during 2014. We estimate 2016 capital expenditures will be $38 million to $40 million.
We were not required to make, and we did not make, any contributions to our U.S. pension plan in 2015. The proportion of the assets held by our U.S. pension plan invested in fixed income securities, instead of equity securities, has increased over historical levels. Because of this shift in the strategic asset allocation, the estimated rate of return on pension plan assets has decreased, which could ultimately cause our pension expense and our required contributions to this plan to increase.
Income tax payments were higher during 2015 compared to the prior year period because we totally utilized our net operating loss carryforwards for U.S. federal income taxes during the year. We expect income tax payments in 2016 to be significantly higher than the amount of tax payments made in 2015. Tax payments in 2015 were impacted by certain non-recurring expenses, primarily a $31.3 million loss on early extinguishment of debt, an $11.6 million loss on the receivable from Walter Energy, Inc. and $9.2 million of restructuring charges, as well as the use of our remaining U.S. federal operating loss carryforwards. We expect effective tax rates in 2016 to be comparable to 2015.
On April 28, 2015, we announced the authorization of a stock repurchase program for up to $50.0 million of our common stock. The program does not commit us to any particular timing or quantity of purchases, and we may suspend or discontinue the program at any time. In May 2015, we acquired 523,851 shares of our common stock through open market purchases.  At September 30, 2015, we had remaining authorization of $45.0 million to repurchase shares of our common stock.

We anticipate our existing cash, cash equivalents and borrowing capacity combined with our expected operating cash flows will be sufficient to meet our anticipated operating expenses, capital expenditures and debt service obligations as they become due through September 30, 2016. However, our ability to make these payments will depend partly upon our future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control.

ABL Agreement
At September 30, 2015, the ABL Agreement consisted of a revolving credit facility for up to $225 million of revolving credit borrowings, swing line loans and letters of credit. The ABL Agreement permits us to increase the size of the credit facility by an additional $150 million in certain circumstances subject to adequate borrowing base availability. We may borrow up to $25 million through swing line loans and may have up to $60 million of letters of credit outstanding.
Borrowings under the ABL Agreement bear interest at a floating rate equal to LIBOR plus a margin ranging from 175 to 225 basis points, or a base rate, as defined in the ABL Agreement, plus a margin ranging from 75 to 125 basis points. At September 30, 2015, the applicable LIBOR-based margin was 175 basis points.
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
Term Loan
We had $496.2 million face value outstanding under the Term Loan at September 30, 2015. Term Loan borrowings accrue interest at a floating rate equal to LIBOR, subject to a floor of 0.75%, plus 325 basis points. We may voluntarily repay amounts borrowed under the Term Loan at any time. The principal amount of the Term Loan is required to be repaid in quarterly installments of $1.25 million. The Term Loan matures on November 25, 2021. The Term Loan is guaranteed by substantially all of our U.S. subsidiaries and secured by essentially all of our assets, though the ABL Agreement has a senior claim on certain collateral securing borrowings thereunder.
Our corporate credit rating and the credit rating for our debt are presented below.

	Moody’s		Standard & Poor’s
	September 30,		September 30,
	2015	2014	2015	2014
Corporate credit rating	B1	B1	BB-	BB-
ABL Agreement	Not rated	Not rated	Not rated	Not rated
Term Loan	B2	n/a	BB	n/a
Outlook	Stable	Stable	Stable	Stable
In October 2015, Moody’s upgraded their rating for our corporate credit and our Term Loan to Ba3.

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
We use letters of credit and surety bonds in the ordinary course of business to ensure the performance of contractual obligations. At September 30, 2015, we had $29.2 million of letters of credit and $29.3 million of surety bonds outstanding.
Contractual Obligations
Our contractual obligations at September 30, 2015 are presented below.

	2016	2017-2018	2019-2020	After 2020	Total
	(in millions)
Debt:
Principal payments(1)	$6.1	$11.1	$10.2	$471.2	$498.6
Interest	20.0	43.9	43.0	26.4	133.3
Operating leases	6.7	8.5	2.3	1.9	19.4
Unconditional purchase obligations(2)	76.2	0.1	—	—	76.3
Other noncurrent liabilities(3)	0.8	—	—	—	0.8
	$109.8	$63.6	$55.5	$499.5	$728.4

(1)	The long-term debt balance at September 30, 2015 is net of $2.2 million of unamortized discount on the term loan.

(2)	Includes contractual obligations for purchases of raw materials and capital expenditures.

(3)	Consists of obligations for required pension contributions. Actual payments may differ. We have not estimated required pension contributions beyond 2016.
Effect of Inflation
We experience changing price levels primarily related to purchased components and raw materials. Mueller Co. experienced a 16% decrease in the average cost per ton of scrap steel and a 14% decrease in the average cost of brass ingot purchased in 2015 compared to 2014.  Anvil experienced a 23% decrease in the average cost per ton of scrap steel purchased in 2015 compared to 2014. Changes in prices for purchased parts, freight, warehousing, labor, and other factors tended to offset these changes during 2015. The Mueller Technologies businesses are not significantly impacted by fluctuations in commodity prices.
Seasonality
Our water infrastructure business depends on construction activity, which is seasonal in many areas due to the impact of cold weather conditions on construction. Net sales and operating income have historically been lowest in the quarters ending December 31 and March 31 when the northern United States and all of Canada generally face weather conditions that restrict significant construction and other field crew activity. For Mueller Co., approximately 45% of a fiscal year’s net sales occurs in the first half of the fiscal year with 55% occurring in the second half of the fiscal year. See “Item 1A. RISK FACTORS-Seasonal demand for certain of our products and services may adversely affect our financial results.”

Critical Accounting Estimates
The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. These estimates are based upon experience and on various other assumptions we believe to be reasonable under the circumstances. Actual results may differ from these estimates. We consider an accounting estimate to be critical if changes in the estimate that are reasonably likely to occur over time or the use of reasonably different estimates could have a material impact on our financial condition or results of operations. We consider the accounting topics presented below to include our critical accounting estimates.
Revenue Recognition
We recognize revenue when delivery of a product or performance of a service has occurred and there is persuasive evidence of a sales arrangement, sales prices are fixed and determinable and collectability from the customers is reasonably assured. Sales are recorded net of estimated discounts, returns and rebates. Discounts, returns and rebates are estimated based upon current offered sales terms and historical return and allowance rates.
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
Accounting for the Impairment of Long-Lived Assets Including Goodwill and Other Intangible Assets
We test indefinite-lived intangible assets for impairment annually (or more frequently if events or circumstances indicate possible impairment). We performed this annual impairment testing at September 1, and concluded that our indefinite-lived intangible assets were not impaired. We tested the indefinite-lived intangible assets for impairment using a “royalty savings method,” which is a variation of the discounted cash flow method. This method estimates a fair value by calculating an estimated discounted future cash flow stream from the hypothetical licensing of the indefinite-lived intangible assets. If this estimated fair value exceeds the carrying value, no impairment is indicated. This analysis is dependent on management’s best estimates of future operating results and the selection of reasonable discount rates and hypothetical royalty rates. Significantly different projected operating results could result in a different conclusion regarding impairment. No impairments would have been indicated for any discount rates and hypothetical royalty rates consistent with standard valuation methodologies considered reasonable by management.
Other long-lived assets, including finite-lived intangible assets, are amortized over their respective estimated useful lives and reviewed for impairment if events or circumstances indicate possible impairment.
Contingencies
We are involved in litigation, investigations and claims arising out of the normal conduct of our business. We estimate and accrue liabilities resulting from such matters based on a variety of factors, including outstanding legal claims and proposed settlements; assessments by counsel of pending or threatened litigation; and assessments of potential environmental liabilities and remediation costs. We believe we have adequately accrued for these potential liabilities; however, facts and circumstances may change and could cause the actual liability to exceed the estimates, or may require adjustments to the recorded liability balances in the future. As we learn new facts concerning contingencies, we reassess our position both with respect to accrued liabilities and other potential exposures. Estimates particularly sensitive to future changes include contingent liabilities recorded for environmental remediation, tax and legal matters. Estimated future environmental remediation costs are subject to change due to such factors as the uncertain magnitude of cleanup costs, the unknown time and extent of such remedial actions that may be required, and the determination of our liability in proportion to that of other responsible parties. Estimated future costs related to tax and legal matters are subject to change as events evolve and as additional information becomes available during the administrative and litigation processes. For more information on these and other contingencies, see Note 17 of the Notes to our Consolidated Financial Statements. See also “Item 1. BUSINESS - Regulatory and Environmental Matters,” “Item 1A. RISK FACTORS” and “Item 3. LEGAL PROCEEDINGS”
Workers Compensation, Defined Benefit Pension Plans, Environmental and Other Long-term Liabilities
We are obligated for various liabilities that will ultimately be determined over what could be a very long future time period. We established the recorded liabilities for such items at September 30, 2015 using estimates for when such amounts will be paid and what the amounts of such payments will be. These estimates are subject to change based on numerous factors, including among others, regulatory changes, technology changes, the investment performance of related assets, longevity of participants, the discount rate used and changes to plan designs.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
We are exposed to various market risks, including potential losses arising from adverse changes in market prices and rates, such as various commodity prices, interest rates and foreign exchange rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes.
Our primary financial instruments are cash and cash equivalents. This includes cash in banks and highly rated, liquid money market investments. We believe those instruments are not subject to material potential near-term losses in future earnings from reasonably possible near-term changes in market rates or prices.
Commodity Price Risk
Our products are made using various purchased components and several basic raw materials, including scrap steel, sand, resin, brass ingot and steel pipe. We expect prices for these items to fluctuate based on marketplace demand and our product margins and level of profitability may fluctuate if we do not pass changes in purchased component and raw material costs to our customers.
Mueller Co. experienced a 16% decrease in the average cost per ton of scrap steel and a 14% decrease in the average cost of brass ingot purchased in 2015 compared to 2014.  Anvil experienced a 23% decrease in the average cost per ton of scrap steel purchased in 2015 compared to 2014. Changes in prices for purchased parts, freight, warehousing, labor, and other factors tended to offset these changes during 2014. See “Item 1A. RISK FACTORS-The prices of our purchased components and raw materials can be volatile.”

Interest Rate Risk
At September 30, 2015, we have variable rate debt with a face value of $496.2 million. To the extent LIBOR is above our Term Loan’s rate floor of 0.75%, the impact on pre-tax earnings or cash flows resulting from a 100 basis point increase in interest rates on variable rate debt, holding other variables constant, would be approximately $5.0 million per year. Our interest rate swap contracts described more fully under Note 8. in the Notes to Consolidated Financial Statements reduce this annual hypothetical exposure by approximately $1.5 million during fiscal years 2017-2021.
Currency Risk
Our principal assets, liabilities and operations outside the U.S. are in Canada, China and Australia. These assets and liabilities are translated into U.S. dollars at currency exchange rates in effect at the end of each period, with the effect of such translation reflected in other comprehensive loss. Our stockholders’ equity will fluctuate depending upon the weakening or strengthening of the U.S. dollar against these non-U.S. currencies. Net sales and expenses of these subsidiaries are translated into U.S. dollars at the average currency exchange rate during the period. At September 30, 2015, $31.4 million of our net assets were denominated in non-U.S. currencies.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Reports of Independent Registered Public Accounting Firm, our Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements that are filed as part of this annual report are listed under “Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES” and are set forth on pages F-1 through F-33 immediately following the signature pages of this annual report.
Selected quarterly financial data for 2015 and 2014 are provided in Note 19 of the notes to consolidated financial statements.

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
Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this annual report. Based on this evaluation, those officers have concluded that, at September 30, 2015, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We assessed the effectiveness of our internal control over financial reporting at September 30, 2015. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013 framework). After doing so, management concluded that, at September 30, 2015, our internal control over financial reporting was effective.
The effectiveness of our internal control over financial reporting at September 30, 2015 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in this annual report.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The name, age at November 15, 2015 and position of each of our current executive officers and directors are presented below.

Name	Age	Position
Gregory E. Hyland	64	Chairman of the board of directors, President and Chief Executive Officer
Keith L. Belknap	57	Senior Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary; President of Mueller Systems and Echologics
Robert D. Dunn	58	Senior Vice President, Human Resources
Thomas E. Fish	61	President, Anvil
Evan L. Hart	50	Senior Vice President and Chief Financial Officer
Robert P. Keefe	61	Senior Vice President and Chief Technology Officer
Kevin G. McHugh	57	Vice President and Controller
Gregory S. Rogowski	56	President, Mueller Co.
Marietta Edmunds Zakas	56	Senior Vice President, Strategy, Corporate Development and Communications
Shirley C. Franklin	70	Director
Thomas J. Hansen	66	Director
Jerry W. Kolb	79	Director
Joseph B. Leonard	72	Director
Mark J. O’Brien	72	Director
Bernard G. Rethore	74	Director
Neil A. Springer	77	Director
Lydia W. Thomas	71	Director
Michael T. Tokarz	66	Director
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
Keith L. Belknap has been our Senior Vice President, General Counsel and Corporate Secretary since April 2012, our Chief Compliance Officer since October 2012 and President of Mueller Systems and Echologics since July 2015. Previously, Mr. Belknap was Senior Vice President, General Counsel and Corporate Secretary of PRIMEDIA, Inc., a digital media and real estate advertising company, since 2007. Prior to that time, he held senior legal positions with PPG Industries, a supplier of paint, coating, optical product, specialty material, chemical, glass and fiberglass, and Georgia-Pacific Corporation, a manufacturer and marketer of tissue, packaging, paper, pulp and building products. Mr. Belknap earned a Bachelor of Arts degree with honors from the University of Tulsa (Phi Beta Kappa) and a Juris Doctor with honors from Harvard Law School.
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
Thomas E. Fish has been President of our Anvil segment since 2000. From January 2005 to November 2005, Mr. Fish was Mueller Co.’s Interim Chief Financial Officer. He earned a Bachelor of Science degree from the University of Rhode Island and is a certified public accountant.

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
Marietta Edmunds Zakas has been our Senior Vice President, Strategy, Corporate Development and Communications since November 2006. Previously, Ms. Zakas held various positions at Russell Corporation, culminating in her role as Corporate Vice President, Chief of Staff, Business Development and Treasurer. She earned a Bachelor of Arts degree with honors from Randolph-Macon Woman’s College (now known as Randolph College), a Master of Business Administration degree from the University of Virginia Darden School of Business and a Juris Doctor from the University of Virginia School of Law. Ms. Zakas is a director of Atlantic Capital Bank and Atlantic Capital Bancshares.
Shirley C. Franklin has been a member of our board of directors since November 2010. Ms. Franklin is the Barbara Jordan visiting professor at the LBJ School of the University of Texas and the Executive Chair of the board of directors of Purpose Built Communities, Inc., a national non-profit organization established to transform struggling neighborhoods into sustainable communities. She also is Co-Chair of the Atlanta Regional Commission on Homelessness and Chair of the board of directors of the National Center for Civil and Human Rights.  From 2002 to 2010, Ms. Franklin was mayor of Atlanta, Georgia. She is a director of Delta Air Lines, Inc., a provider of air transportation for passengers and cargo. Ms. Franklin earned a Bachelor of Science degree in sociology from Howard University and a Master’s degree in sociology from the University of Pennsylvania.
Thomas J. Hansen has been a member of our board of directors since October 2011.  Until 2012, Mr. Hansen was Vice Chairman of Illinois Tool Works Inc. (“ITW”), a manufacturer of fasteners and components, consumable systems and a variety of specialty products and equipment. He joined ITW in 1980 as sales and marketing manager of the Shakeproof Industrial Products businesses.  From 1998 until May 2006, Mr. Hansen was Executive Vice President of ITW.  He is a director of Terex Corporation, a diversified global manufacturer of a variety of machinery products, and Standex International Corporation, a manufacturer of products and services for diverse industrial market segments.  Mr. Hansen earned a Bachelor of Science degree in marketing from Northern Illinois University and a Master of Business Administration degree from Governors State University.
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

Mark J. O’Brien has been a member of our board of directors since April 2006. He serves as Chairman of Walter Investment Management Corp. (formerly Walter Energy’s financing business), and from 2009 to October 2015 he served as Chief Executive Officer of the company. Mr. O’Brien has been President and Chief Executive Officer of Brier Patch Capital and Management, Inc., a real estate investment firm, since September 2004. He held various executive positions at Pulte Homes, Inc., a home building company, for 21 years, retiring as President and Chief Executive Officer in June 2003. Mr. O’Brien earned a Bachelor of Arts degree in history from the University of Miami.
Bernard G. Rethore has been a member of our board of directors since April 2006. He has been a director of Walter Energy since March 2002. Mr. Rethore has been Chairman of the Board Emeritus of Flowserve Corporation, a manufacturer of pumps, valves, seals and components, since April 2000. From January 2000 to April 2000, he was Flowserve’s Chairman. Mr. Rethore had previously served as its Chairman, President and Chief Executive Officer. He had been a director of Belden, Inc., a manufacturer of specialty signal-transmission products, from 1997 until May 2012. Mr. Rethore is a director of Dover Corp., a diversified manufacturer of a wide range of proprietary products. In 2008, he was honored by the Outstanding Directors Exchange as an Outstanding Director of the Year and in 2012, he was designated a Board Leadership Fellow by the National Association of Corporate Directors. Mr. Rethore earned a Bachelor of Arts degree in Economics (Honors) from Yale University and a Master of Business Administration degree from the Wharton School of the University of Pennsylvania, where he was a Joseph P. Wharton Scholar and Fellow.
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
Michael T. Tokarz has been a member of our board of directors since April 2006. Mr. Tokarz served as non-executive Chairman of the Board of Walter Energy since December 2006. Since February 2002, he has been a member of the Tokarz Group, LLC, an investment company. From January 1996 until February 2002, Mr. Tokarz was a member of the limited liability company that serves as the general partner of Kohlberg Kravis Roberts & Co. L.P., a private equity company. He is a director of CNO Financial Group, Inc. (formerly Conseco, Inc.), an insurance provider, MVC Capital, Inc., a registered investment company and Walter Investment Management Corp. Until February 2015, he served as a director of IDEX Corporation and until January 2014 he served as a director of Dakota Growers Pasta Company. In 2007, he was honored by the Outstanding Directors Exchange as an Outstanding Director of the Year. Mr. Tokarz earned a Bachelor of Arts degree in economics with high distinction and a Master of Business Administration degree in finance from the University of Illinois.
Additional Information
Additional information required by this item will be contained in our definitive proxy statement issued in connection with the 2016 annual meeting of stockholders filed with the SEC within 120 days after September 30, 2015 and is incorporated herein by reference.
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
The information required by this item will be contained in our definitive proxy statement issued in connection with the 2016 annual meeting of stockholders and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Except for the information set forth below and the information set forth in “Part II, Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES,” the information required by this item will be contained in our definitive proxy statement issued in connection with the 2016 annual meeting of stockholders and is incorporated herein by reference.
Securities Authorized for Issuance under Equity Compensation Plans
We have two compensation plans under which our equity securities are authorized for issuance. The Mueller Water Products, Inc. 2006 Employee Stock Purchase Plan (“ESPP”) was approved by our sole stockholder in May 2006 and the Mueller Water Products, Inc. 2006 Stock Incentive Plan (“2006 Plan”) was approved by our sole stockholder in May 2006 and amended by our stockholders in January 2008, January 2009 and January 2012.
The following table sets forth certain information relating to these equity compensation plans at September 30, 2015.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance
Equity compensation plans approved by stockholders:
2006 Plan	5,785,336	(1)	$6.54	(2)	7,271,214	(3)
ESPP	61,313		—		1,470,253	(4)
Total	5,846,649				8,741,467
Equity compensation plans not approved by stockholders	—		$—		—

(1)
Consists of the maximum number of shares that could to be earned upon exercise or vesting of outstanding stock-based awards granted under the 2006 Plan. This includes 251,308 share-settled performance shares that could result in a smaller number of securities being earned depending on Company performance, as described in Note 11 to the consolidated financial statements.

(2)	Weighted average exercise price of 3,992,666 outstanding stock options.

(3)
The number of shares available for future issuance under the 2006 Plan is 20,500,000 shares less the cumulative number of awards granted under the plan plus the cumulative number of awards canceled under the plan after January 25, 2012. This total reflects the maximum amount of shares that could be earned for which the final number of shares to be earned has not yet been determined.

(4)	The number of shares available for future issuance under the ESPP Plan is 4,000,000 shares less the cumulative number of shares that have been issued under the plan.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be contained in our definitive proxy statement issued in connection with the 2016 annual meeting of stockholders and is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be contained in our definitive proxy statement issued in connection with the 2016 annual meeting of stockholders and is incorporated herein by reference.

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

2.2
Letter Agreement dated as of February 23, 2006 between Walter Industries, Inc. and Mueller Water Products, Inc. Incorporated by reference to Exhibit 10.1 to Mueller Water Products, Inc. Form 8-K (File no. 333-131521) filed February 27, 2006.

2.3
Agreement and Plan of Merger, dated as of January 31, 2006, by and among Mueller Holding Company, Inc., Mueller Water Products, LLC and Mueller Water Products Co-Issuer, Inc. Incorporated by reference to Exhibit 2.1 Mueller Water Products, Inc. Form 8-K (File no. 333-116590) filed on February 3, 2006.

2.4
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
10.4.2*
Mueller Water Products, Inc. Form of Notice of Stock Option Grant. Incorporated by reference to Exhibit 10.4.2 to Mueller Water Products, Inc. Form 10-K (File no. 001-32892) filed on November 26, 2014.

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

10.5.2*
Mueller Water Products, Inc. Form of Restricted Stock Unit Award Agreement. Incorporated by reference to Exhibit 10.5.2 to Mueller Water Products, Inc. Form 10-K (File no. 001-32892) filed on November 26, 2014.

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

Exhibit no.	Document
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

10.19.1	First Amendment to Credit Agreement, dated December 18, 2012. Incorporated by reference to Exhibit 10.20.1 to Mueller Water Products, Inc. Form 8-K (File no. 001-32892) filed on December 19, 2012.
10.19.2*	Second Amendment to Credit Agreement, dated November 25, 2014. Incorporated by reference to Exhibit 10.19.2 to Mueller Water Products, Inc. Form 10-K (File no. 001-32892) filed on November 26, 2014.
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

10.23.1*	Exhibit A (2013-15 Award Cycle). Incorporated by reference to Exhibit 10.23.1 to Mueller Water Products, Inc. Form 10-Q (File no. 001-32892) filed on February 6, 2015.
10.23.2*	Exhibit A (2014-16 Award Cycle). Incorporated by reference to Exhibit 10.24.1 to Mueller Water Products, Inc. Form 10-Q (File no. 001-32892) filed on February 6, 2015.
10.23.3*	Exhibit A (2015-17 Award Cycle). Incorporated by reference to Exhibit 10.27.1 to Mueller Water Products, Inc. Form 10-Q (File no. 001-32892) filed on February 6, 2015.
10.24*
Mueller Water Products, Inc. Form of Performance Share Award Agreement (Stub Period). Incorporated by reference to Exhibit 10.26 to Mueller Water Products, Inc. Form 10-K (File no. 001-32892) filed on November 29, 2012.

10.25*
Mueller Water Products, Inc. Form of Performance Share Award Agreement for October 1, 2013 to September 30, 2016 award cycle. Incorporated by reference to Exhibit 10.23 to Mueller Water Products, Inc. Form 10-Q (File no. 001-32892) filed on February 7, 2014.

Exhibit no.	Document
10.26*
Mueller Water Products, Inc. Form of Performance Share Award Agreement for October 1, 2014 to September 30, 2017 award cycle. Incorporated by reference to Exhibit 10.27 to Mueller Water Products, Inc. Form 10-Q (File no. 001-32892) filed on February 6, 2015.

10.27*
Term Loan Credit Agreement, dated November 25, 2014, among Mueller Water Products, Inc., as borrower, the several lenders from time to time parties thereto, SunTrust Robinson Humphrey, Inc., TD Securities (USA) LLC and Goldman Sachs Lending Partners LLC, as co-documentation agents, and Bank of America, N.A., as administrative agent. Incorporated by reference to Exhibit 10.26.2 to Mueller Water Products, Inc. Form 10-K (File no. 001-32892) filed on November 26, 2014.

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
101**
The following financial information from the Annual Report on Form 10-K for the year ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language), (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Other Comprehensive Income, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

*	Management compensatory plan, contract or arrangement

**	Filed with this annual report

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: November 24, 2015

MUELLER WATER PRODUCTS, INC.

By:	/s/ Gregory E. Hyland
Name: Gregory E. Hyland
Title: Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gregory E. Hyland	Chairman of the Board of Directors, President and Chief Executive Officer (principal executive officer)	November 24, 2015
Gregory E. Hyland

/s/ Evan L. Hart	Senior Vice President and Chief Financial Officer (principal financial officer)	November 24, 2015
Evan L. Hart

/s/ Kevin G. McHugh	Vice President and Controller (principal accounting officer)	November 24, 2015
Kevin G. McHugh

/s/ Shirley C. Franklin	Director	November 24, 2015
Shirley C. Franklin

/s/ Thomas J. Hansen	Director	November 24, 2015
Thomas J. Hansen

/s/ Jerry W. Kolb	Director	November 24, 2015
Jerry W. Kolb

/s/ Joseph B. Leonard	Director	November 24, 2015
Joseph B. Leonard

/s/ Mark J. O’Brien	Director	November 24, 2015
Mark J. O’Brien

/s/ Bernard G. Rethore	Director	November 24, 2015
Bernard G. Rethore

/s/ Neil A. Springer	Director	November 24, 2015
Neil A. Springer

/s/ Lydia W. Thomas	Director	November 24, 2015
Lydia W. Thomas

/s/ Michael T. Tokarz	Director	November 24, 2015
Michael T. Tokarz

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Mueller Water Products, Inc.
We have audited the accompanying consolidated balance sheets of Mueller Water Products, Inc. and subsidiaries as of September 30, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended September 30, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mueller Water Products, Inc. and subsidiaries at September 30, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Mueller Water Products, Inc.’s internal control over financial reporting as of September 30, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 24, 2015 expressed an unqualified opinion thereon.
Atlanta, Georgia
November 24, 2015

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Mueller Water Products, Inc.
We have audited Mueller Water Products, Inc. and subsidiaries’ internal control over financial reporting as of September 30, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework)(the COSO criteria). Mueller Water Products, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Mueller Water Products, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Mueller Water Products, Inc. and subsidiaries as of September 30, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended September 30, 2015 and our report dated November 24, 2015 expressed an unqualified opinion on those financial statements.

Atlanta, Georgia
November 24, 2015

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

	September 30,
	2015	2014
	(in millions, except share amounts)
Assets:
Cash and cash equivalents	$113.1	$161.1
Receivables, net	175.3	182.1
Inventories	219.1	198.0
Deferred income taxes	28.3	38.6
Other current assets	13.7	27.6
Total current assets	549.5	607.4
Property, plant and equipment, net	148.9	146.3
Intangible assets	507.3	533.6
Other noncurrent assets	24.1	25.2
Total assets	$1,229.8	$1,312.5

Liabilities and equity:
Current portion of long-term debt	$6.1	$46.2
Accounts payable	98.7	116.0
Other current liabilities	63.2	82.2
Total current liabilities	168.0	244.4
Long-term debt	482.9	494.8
Deferred income taxes	145.3	150.4
Other noncurrent liabilities	65.8	71.3
Total liabilities	862.0	960.9

Commitments and contingencies (Note 17)

Common stock: 600,000,000 shares authorized; 160,497,841 and 159,760,671 at September 30, 2015 and 2014, respectively	1.6	1.6
Additional paid-in capital	1,574.8	1,582.8
Accumulated deficit	(1,142.8)	(1,173.7)
Accumulated other comprehensive loss	(67.3)	(60.7)
Total Company stockholders’ equity	366.3	350.0
Noncontrolling interest	1.5	1.6
Total equity	367.8	351.6
Total liabilities and equity	$1,229.8	$1,312.5

The accompanying notes are an integral part of the consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended September 30,
	2015	2014	2013
	(in millions, except per share amounts)
Net sales	$1,164.5	$1,184.7	$1,120.8
Cost of sales	817.2	836.8	807.6
Gross profit	347.3	347.9	313.2
Operating expenses:
Selling, general and administrative	216.9	220.7	214.4
Loss on Walter receivable	11.6	—	—
Restructuring	9.2	3.1	1.5
Total operating expenses	237.7	223.8	215.9
Operating income	109.6	124.1	97.3
Interest expense, net	27.6	49.6	51.7
Loss on early extinguishment of debt	31.3	1.0	1.4
Income before income taxes	50.7	73.5	44.2
Income tax expense	19.8	18.0	8.8
Income from continuing operations	30.9	55.5	35.4
Income from discontinued operations, net of tax	—	—	5.4
Net income	$30.9	$55.5	$40.8

Net income per basic share:
Continuing operations	$0.19	$0.35	$0.23
Discontinued operations	—	—	0.03
Net income	$0.19	$0.35	$0.26

Net income per diluted share:
Continuing operations	$0.19	$0.34	$0.22
Discontinued operations	—	—	0.03
Net income	$0.19	$0.34	$0.25

Weighted average shares outstanding:
Basic	160.5	159.2	157.7
Diluted	163.2	162.2	160.3

Dividends declared per share	$0.075	$0.070	$0.070

The accompanying notes are an integral part of the consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended September 30,
	2015	2014	2013
	(in millions)
Net income	$30.9	$55.5	$40.8
Other comprehensive income (loss):
Minimum pension liability	6.3	(45.1)	55.2
Income tax effects	(2.6)	17.4	6.3
Foreign currency translation	(8.7)	(4.4)	(2.4)
Derivative instruments	(2.6)	—	—
Income tax effects	1.0	—	—
	(6.6)	(32.1)	59.1
Comprehensive income	$24.3	$23.4	$99.9

The accompanying notes are an integral part of the consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF EQUITY

	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Non-controlling interest	Total
	(in millions)
Balance at September 30, 2012	$1.6	$1,587.3	$(1,270.0)	$(87.7)	$—	$231.2
Net income	—	—	40.8	—	—	40.8
Dividends declared	—	(11.0)	—	—	—	(11.0)
Stock-based compensation	—	6.5	—	—	—	6.5
Shares retained for employee taxes	—	(1.5)	—	—	—	(1.5)
Stock issued under stock compensation plans	—	3.1	—	—	—	3.1
Other comprehensive income, net of tax	—	—	—	59.1	—	59.1
Balance at September 30, 2013	1.6	1,584.4	(1,229.2)	(28.6)	—	328.2
Net income (loss)	—	—	55.5	—	(0.1)	55.4
Dividends declared	—	(11.2)	—	—	—	(11.2)
Stock-based compensation	—	8.5	—	—	—	8.5
Shares retained for employee taxes	—	(3.1)	—	—	—	(3.1)
Stock issued under stock compensation plans	—	4.2	—	—	—	4.2
Joint venture capital contributed	—	—	—	—	1.7	1.7
Other comprehensive loss, net of tax	—	—	—	(32.1)	—	(32.1)
Balance at September 30, 2014	1.6	1,582.8	(1,173.7)	(60.7)	1.6	351.6
Net income (loss)	—	—	30.9	—	(0.1)	30.8
Dividends declared	—	(12.0)	—	—	—	(12.0)
Stock-based compensation	—	4.9	—	—	—	4.9
Excess tax benefit on stock option exercises	—	3.2	—	—	—	3.2
Shares retained for employee taxes	—	(2.4)	—	—	—	(2.4)
Stock issued under stock compensation plans	—	3.3	—	—	—	3.3
Stock repurchased under buyback program	—	(5.0)	—	—	—	(5.0)
Other comprehensive loss, net of tax	—	—	—	(6.6)	—	(6.6)
Balance at September 30, 2015	$1.6	$1,574.8	$(1,142.8)	$(67.3)	$1.5	$367.8

The accompanying notes are an integral part of the consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended September 30,
	2015	2014	2013
	(in millions)
Operating activities:
Net income	$30.9	$55.5	$40.8
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	—	—	(5.4)
Loss on early extinguishment of debt	31.3	1.0	1.4
Amortization	29.4	29.4	31.8
Depreciation	28.7	27.3	27.4
Loss on Walter receivable	11.6	—	—
Deferred income taxes	6.9	15.6	7.3
Stock-based compensation	4.8	8.6	7.1
Retirement plans	1.0	1.5	4.3
Other, net	4.7	0.7	2.3
Changes in assets and liabilities, net of acquisitions:
Receivables	3.5	(16.9)	0.9
Inventories	(24.6)	11.0	(25.9)
Other assets	(0.7)	3.6	1.8
Liabilities	(39.7)	10.3	20.3
Net cash provided by operating activities	87.8	147.6	114.1
Investing activities:
Capital expenditures	(37.5)	(36.9)	(36.5)
Business acquisitions, net of cash acquired	0.3	(10.0)	(0.2)
Proceeds from sales of assets	5.6	4.7	0.5
Net cash used in investing activities	(31.6)	(42.2)	(36.2)
Financing activities:
Issuance of debt	512.5	—	—
Repayment of debt	(589.0)	(55.7)	(23.2)
Dividends paid	(12.0)	(11.2)	(11.0)
Deferred financing costs paid	(8.5)	—	(0.7)
Stock repurchased under buyback program	(5.0)	—	—
Shares retained for employee taxes	(2.4)	(3.1)	(1.5)
Common stock issued	3.3	4.2	3.1
Excess tax benefit on stock-based compensation	3.2	—	—
Joint venture capital contributed	—	1.7	—
Other	(1.1)	(1.1)	(2.4)
Net cash used in financing activities	(99.0)	(65.2)	(35.7)
Net cash flows from discontinued operations:
Operating activities	—	—	(4.9)
Investing activities	—	—	4.5
Net cash used in discontinued operations	—	—	(0.4)
Effect of currency exchange rate changes on cash	(5.2)	(2.7)	(1.2)
Net change in cash and cash equivalents	(48.0)	37.5	40.6
Cash and cash equivalents at beginning of year	161.1	123.6	83.0
Cash and cash equivalents at end of year	$113.1	$161.1	$123.6

The accompanying notes are an integral part of the consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization
Mueller Water Products, Inc., a Delaware corporation, together with its consolidated subsidiaries, operates in three business segments: Mueller Co., Anvil and Mueller Technologies. Mueller Co. manufactures valves for water and gas systems, including butterfly, iron gate, tapping, check, knife, plug and ball valves, as well as dry-barrel and wet-barrel fire hydrants. Anvil manufactures and sources a broad range of products, including a variety of fittings, couplings, hangers and related products. Mueller Technologies offers metering systems, leak detection, pipe condition assessment and other products and services for the water infrastructure industry. The “Company,” “we,” “us” or “our” refer to Mueller Water Products, Inc. and its subsidiaries. With regard to the Company’s segments, “we,” “us” or “our” may also refer to the segment being discussed.
In July 2014, Mueller Co. acquired a 49% ownership in an industrial valve joint-venture for $1.7 million. Due to substantive control features in the joint-venture agreement, all of the joint venture’s assets, liabilities and results of operations are included in our consolidated financial statements. We included an adjustment for the loss attributable to noncontrolling interest in selling, general and administrative expenses. Noncontrolling interest is recorded at its carrying value, which approximates fair value.
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
We have recently revised our reporting segments, presenting in this annual report Mueller Co., Anvil and a new segment, Mueller Technologies, which includes Mueller Systems and Echologics.  Mueller Systems and Echologics were previously reported within the Mueller Co. segment. Segment results previously presented have been recast to conform to the current presentation.
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
In May 2014, the Financial Accounting Standards Board (“FASB”) issued new guidance for the recognition of revenue.  This new guidance applies to us beginning with our first quarter of fiscal 2019 and early adoption is not permitted.  We are in the early stages of evaluating the impact of the adoption of this guidance on our financial statements and related disclosures and we have not yet reached any conclusions.
Shipping and Handling-Costs to ship products to customers are included in cost of sales. Amounts billed to customers, if any, to cover shipping and handling costs are included in net sales.
Stock-based Compensation-Compensation expense for stock-based awards granted to employees and directors is based on the fair value at the grant dates for our outstanding stock-settled share awards and is based on the fair value at each reporting date for our cash-settled share awards. See Note 11 for more information regarding our stock-based compensation. Stock-based compensation expense is a component of selling, general and administrative expenses.
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

The allowance for doubtful receivables is based upon judgments and estimates of expected losses and specific identification of problem accounts. Significantly weaker than anticipated industry or economic conditions could impact customers’ ability to pay such that actual losses may be greater than the amounts provided for in this allowance. The periodic evaluation of the adequacy of the allowance for doubtful receivables is based on an analysis of prior collection experience, specific customer creditworthiness and current economic trends within the industries served. In circumstances where we expect a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filings or substantial downgrading of credit ratings), we record a specific allowance to reduce the receivable to the amount management reasonably believes will be collected.
The following table summarizes information concerning our allowance for doubtful receivables.

	2015	2014	2013
	(in millions)
Balance at beginning of year	$5.3	$5.3	$5.7
Provision charged to expense	0.1	—	0.4
Balances written off, net of recoveries	(0.2)	(0.1)	(0.8)
Other	—	0.1	—
Balance at end of year	$5.2	$5.3	$5.3
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
The following table summarizes information concerning our inventory valuation reserves.

	2015	2014	2013
	(in millions)
Balance at beginning of year	$8.5	$10.6	$12.5
Provision charged to expense	2.1	2.8	2.4
Inventory disposed	(2.9)	(4.3)	(4.6)
Other	0.1	(0.6)	0.3
Balance at end of year	$7.8	$8.5	$10.6
Other Current Assets-Other current assets include maintenance supplies and tooling costs. Costs for perishable tools and maintenance items are expensed when put into service. Costs for more durable items are amortized over their estimated useful lives, ranging from 3 to 10 years. During 2015, we revised our presentation of supplies and tooling for all periods presented to include components of our production equipment in property, plant and equipment and to include any supplies we do not expect to use in the next year in other noncurrent assets.
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
Liabilities are recognized at fair value for asset retirement obligations related to plant and landfill closures in the period in which they are incurred and the carrying amounts of the related long-lived assets are correspondingly increased. Over time, the liabilities are accreted to their estimated future values. At September 30, 2015 and 2014, asset retirement obligations were $2.9 million and $3.2 million, respectively.

Accounting for the Impairment of Long-Lived Assets-We test indefinite-lived intangible assets and goodwill for impairment annually (or more frequently if events or circumstances indicate possible impairment.) We perform our annual impairment testing at September 1. We amortize finite-lived intangible assets over their respective estimated useful lives and review for impairment if events or circumstances indicate possible impairment.
Workers Compensation-Our exposure to workers compensation claims is generally limited to $1 million per incident. Liabilities, including those related to claims incurred but not reported, are recorded principally using annual valuations based on discounted future expected payments and using historical data combined with insurance industry data when historical data is limited. We are indemnified under an agreement with a predecessor to Tyco for all Mueller Co. and Anvil workers compensation liabilities related to incidents that occurred prior to August 16, 1999. See Note 17. We retained U.S. Pipe workers compensation liabilities related to incidents that occurred prior to April 1, 2012, but the Purchaser has agreed to reimburse us for up to $11.8 million in payments we make related to these liabilities. At September 30, 2015, the remaining reimbursements may be up to $5.6 million, which we have recorded on a discounted basis as $0.8 million in other current assets and $4.3 million in other noncurrent assets. See Note 5. On an undiscounted basis, workers compensation liabilities were $15.3 million and $17.0 million at September 30, 2015 and 2014, respectively. On a discounted basis, workers compensation liabilities were $13.1 million and $14.7 million at September 30, 2015 and 2014, respectively.
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
Activity in accrued warranty, reported as part of other current liabilities, is presented below.

	2015	2014	2013
	(in millions)
Balance at beginning of year	$2.6	$2.8	$1.6
Warranty expense	5.2	4.1	4.2
Warranty payments	(4.9)	(4.3)	(3.0)
Balance at end of year	$2.9	$2.6	$2.8
Deferred Financing Costs-Costs of debt financing are charged to expense over the lives of the related financing agreements, which range from 5 to 10 years. Remaining costs and the future period over which they would be charged to expense are reassessed when amendments to the related financing agreements or prepayments occur.
In August 2015, the FASB issued guidance on debt issuance costs. This new guidance requires us to present certain debt issuance costs related to our recognized debt liability as a direct deduction from the carrying amount of that debt liability. We adopted this guidance at September 30, 2015 for all periods presented. ABL Agreement-related deferred financing costs are included in other noncurrent assets and remaining deferred financing costs are offset against long-term debt in the accompanying consolidated balance sheets. Deferred financing costs of $8.8 million at September 30, 2015 are scheduled to amortize as follows: $1.4 million related to the ABL Agreement amortizes on a straight-line basis; $7.4 million related to the Term Loan amortizes using the effective-interest rate method. All such amortization will be over the remaining term of the respective debt. See Note 7.
Derivative Instruments and Hedging Activities-We manage interest rate risk to some extent using derivative instruments. We designated our interest rate swap contracts as cash flow hedges of interest payments. As a result the changes in the fair value of these contracts prior to settlement are reported as a component of accumulated other comprehensive loss and will be reclassified into earnings in the periods during which the hedged transactions affect earnings.

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
Environmental Expenditures-We capitalize environmental expenditures that increase the life or efficiency of noncurrent assets or that reduce or prevent environmental contamination. We accrue for environmental expenses resulting from existing conditions that relate to past operations when the costs are probable and reasonably estimable. We are indemnified under an agreement with a predecessor to Tyco for certain environmental liabilities that existed at August 16, 1999. See Note 17.
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
Direct internal and external costs to develop external-use software are capitalized. Capitalized costs are depreciated over the estimated useful life of the software, beginning when the software is complete and ready for sale. During 2014, we revised our estimate of the useful life of the software to 6 years from 3 years. At September 30, 2015, the remaining weighted-average amortization period for the external-use software was 4.0 years. Amortization expense related to such software assets was $1.6 million, $1.1 million and $2.3 million for 2015, 2014 and 2013, respectively. Amortization expense for each of the next five years is scheduled to be $2.3 million in 2016, $2.3 million in 2017, $2.1 million in 2018, $1.8 million in 2019 and $1.6 million in 2020.
At September 30, 2015, the remaining weighted-average amortization period for the business combination-related finite-lived intangible assets was 8.1 years. Amortization expense related to these assets was $27.8 million, $28.3 million and $29.5 million for 2015, 2014 and 2013, respectively. Amortization expense for each of the next five years is scheduled to be $22.3 million in 2016, $22.4 million in 2017, $22.5 million in 2018, $22.3 million in 2019 and $22.2 million in 2020.

Intangible assets are presented below.

	September 30,
	2015	2014
	(in millions)
Capitalized external-use software:
Cost	$17.9	$14.3
Accumulated amortization	(7.0)	(5.4)
Net book value	10.9	8.9

Business combination-related:
Cost:
Finite-lived intangible assets:
Technology	80.3	80.4
Customer relationships and other	400.2	400.2
Indefinite-lived intangible assets:
Trade names and trademarks	299.6	300.0
Goodwill	5.4	5.4
	785.5	786.0
Accumulated amortization:
Technology	(74.2)	(68.1)
Customer relationships and other	(214.9)	(193.2)
	(289.1)	(261.3)
Net book value	496.4	524.7
Total intangible assets net book value	$507.3	$533.6

Note 4.	Acquisition
On July 1, 2014, Mueller Co.’s Henry Pratt unit completed the acquisition of certain assets of Lined Valve Company Inc., a privately-held company, for a final purchase price of $9.7 million. The fair values of the related assets and liabilities are presented below in millions.

Assets acquired:
Receivables	$1.5
Inventories	1.2
Property, plant and equipment	0.6
Goodwill	5.4
Customer relationships and other identifiable intangible assets	2.1
Other noncurrent assets	0.4
Liabilities:
Accounts payable and other current liabilities	(0.5)
Other noncurrent liabilities	(1.0)
$9.7
Most of the goodwill arising from the acquisition is tax-deductible, and the customer relationships and other identifiable intangible assets have an estimated useful life of 10.0 years. We believe that the purchase price attributable to goodwill represents the future benefits expected as a result of the acquisition.

Note 5.	Restructuring and Discontinued Operations
In 2015, Mueller Co. sold certain assets related to its municipal casting operations in Canada and closed the associated facility. These actions resulted in restructuring expense of $7.2 million, which was comprised of a $2.5 million impairment charge, $2.3 million of environmental remediation costs and $2.4 million of severance and other costs. These operations generated net sales of $11.5 million during 2014.
In 2014, Anvil sold the production equipment and certain inventory at its Bloomington, Minnesota location for an immaterial gain. Anvil also signed a supply agreement with the buyer and terminated the employment of all employees at that location, which resulted in the withdrawal from the only multi-employer pension plan in which the Company had participated. Anvil recorded a related withdrawal liability of $0.9 million as restructuring expense. Also in 2014, Anvil sold the land and buildings at this location, which resulted in a net a gain of $2.5 million included in selling, general and administrative expenses.
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

2013
(in millions)
Operating income	0.5
Reduced loss on sale of discontinued operations	4.9
Income from discontinued operations, net of tax	$5.4
We have retained certain assets, liabilities and activities previously associated with our former U.S. Pipe segment, including ownership of certain real property and retention of pension and workers compensation obligations. Cash flows associated with some of these items are anticipated to continue indefinitely, but they are not clearly and closely related to the future operations of U.S. Pipe under its new owners. See Note 17.

Note 6.	Income Taxes
The components of income before income taxes are presented below.

	2015	2014	2013
	(in millions)
U.S.	$55.4	$71.6	$41.0
Non-U.S.	(4.7)	1.9	3.2
Income before income taxes	$50.7	$73.5	$44.2
The cumulative amount of undistributed earnings of foreign subsidiaries that we consider to be indefinitely reinvested, and thus for which United States income taxes have not been provided, was $54.4 million at September 30, 2015. It is not currently practical to estimate the amount of unrecognized United States income taxes that might be payable on the repatriation of these earnings.

Income tax expense of continuing operations is presented below.

	2015	2014	2013
	(in millions)
Current:
U.S. federal	$12.4	$0.1	$0.6
U.S. state and local	0.7	1.6	0.1
Non-U.S.	(0.2)	0.7	0.8
	12.9	2.4	1.5
Deferred:
U.S. federal	4.5	28.7	6.2
U.S. state and local	2.9	(12.8)	1.3
Non-U.S.	(0.5)	(0.3)	(0.2)
	6.9	15.6	7.3
Income tax expense	$19.8	$18.0	$8.8
The allocations of current income tax expense between continuing and discontinued operations are provided below.

	2013
	Continuing operations	Discontinued operations

Expense from operations	$17.5	$2.1
Valuation allowance-related benefit	(8.5)	(2.1)
Other items	(0.2)	—
Income tax expense	$8.8	$—
The reconciliation between income tax expense at the U.S. federal statutory income tax rate and reported income tax expense from continuing operations is presented below.

	2015	2014	2013
	(in millions)
Expense at U.S. federal statutory income tax rate of 35%	$17.7	$25.7	$15.5
Adjustments to reconcile to income tax expense:

State income taxes, net of federal benefit	2.4	3.6	2.0
Domestic production activities deduction	(1.5)	—	—
Tax credits	(1.3)	(0.1)	(0.6)
Nondeductible expenses, other than compensation	0.7	0.9	0.5
Federal valuation allowance	0.6	(1.2)	(7.8)
Foreign income taxes	0.4	(0.2)	0.4
Nondeductible compensation	0.3	0.8	0.2
State valuation allowance, net of federal benefit	(0.1)	(8.4)	(1.1)
State tax rate change	—	(2.5)	—
Other	0.6	(0.6)	(0.3)
Income tax expense	$19.8	$18.0	$8.8

Deferred income tax balances are presented below.

	September 30,
	2015	2014
	(in millions)
Deferred income tax assets:
Inventory reserves	$15.5	$15.2
Accrued expenses	13.6	15.3
Pension and other postretirement benefits	17.8	20.3
Stock-based compensation	8.9	10.7
State net operating losses	8.1	10.3
Federal net operating losses and credit carryovers	0.5	6.8
Other	3.0	1.9
	67.4	80.5
Valuation allowance	(1.3)	(0.7)
Total deferred income tax assets, net of valuation allowance	66.1	79.8
Deferred income tax liabilities:
Intangible assets	182.3	190.1
Other	0.8	1.5
Total deferred income tax liabilities	183.1	191.6
Net deferred income tax liabilities	$117.0	$111.8
We reevaluate the need for a valuation allowance against the U.S. deferred tax assets each quarter, considering results to date, projections of taxable income, tax planning strategies and reversing taxable temporary differences.
After inclusion of the tax effect of the loss on the sale of U.S. Pipe in 2012, our net reversing deferred tax credits were insufficient to fully support our deferred tax assets, which include net operating loss carryforwards, and we concluded that a valuation allowance was necessary to reduce our U.S. net reversing deferred tax assets to zero. Accordingly, we recorded income tax expense in 2012 to establish valuation allowances related to deferred tax assets. In the 2014 fourth quarter, we credited to income almost all of the deferred tax valuation allowance based on our expectation of future taxable income. In the 2015 fourth quarter, we credited to income the remaining state net operating loss valuation allowance based on utilization.
Our state net operating loss carryforwards, which expire between 2016 and 2033, remain available to offset future taxable earnings. At September 30, 2015, we have utilized our federal net operating loss carryforwards. At September 30, 2015, we have $3.9 million of foreign net operating losses. We plan to utilize substantially all of this amount during 2016, and the remainder has no expiration date.
The following table summarizes information concerning our gross unrecognized tax benefits.

	2015	2014
	(in millions)
Balance at beginning of year	$2.7	$3.7
Increases related to prior year positions	0.3	0.1
Decreases due to lapse in statute of limitations	(0.4)	(1.1)
Balance at end of year	$2.6	$2.7
Substantially all unrecognized tax benefits would, if recognized, impact the effective tax rate. We recognize interest related to uncertain tax positions as interest expense and recognize any penalties incurred as a component of selling, general and administrative expenses. At September 30, 2015 and 2014, we had $0.6 million and $0.7 million, respectively, of accrued interest expense related to unrecognized tax benefits.
We expect to settle certain state income tax audits within the next 12 months and believe it is reasonably possible that these audit settlements will reduce the gross unrecognized tax benefits by $0.8 million.

The federal income tax returns for Mueller Co. and Anvil are closed for years prior to 2005 and for Mueller Water Products, Inc. for 2007 and 2008. Our 2009 through 2011 returns are closed except to the extent net operating losses from those years have been utilized on subsequent years’ returns. U.S. Pipe is subject to statute extension agreements that may be applicable to Walter Energy, and we remain liable for any tax related to U.S. Pipe pursuant to the terms of our sale of that segment. See Note 17.
Our state income tax returns are generally closed for years prior to 2010, except to the extent of our state net operating loss carryforwards. Our Canadian income tax returns are generally closed for years prior to 2008. We are currently under audit by several states at various levels of completion. We do not have any material unpaid assessments.

Note 7.	Borrowing Arrangements
The components of our long-term debt are presented below.

	September 30,
	2015	2014
	(in millions)
ABL Agreement	$—	$—
Term Loan	494.0	—
Senior Subordinated Notes	—	365.0
Senior Unsecured Notes	—	178.3
Other	2.4	2.3
	496.4	545.6
Deferred financing costs	(7.4)	(4.6)
Less current portion	(6.1)	(46.2)
Long-term debt	$482.9	$494.8
ABL Agreement. Our asset based lending agreement (“ABL Agreement”) consists of a revolving credit facility for up to $225 million of revolving credit borrowings, swing line loans and letters of credit. The ABL Agreement also permits us to increase the size of the credit facility by an additional $150 million in certain circumstances subject to adequate borrowing base availability. We may borrow up to $25 million through swing line loans and may have up to $60 million of letters of credit outstanding.
Borrowings under the ABL Agreement bear interest at a floating rate equal to LIBOR plus a margin ranging from 175 to 225 basis points, or a base rate, as defined in the ABL Agreement, plus a margin ranging from 75 to 125 basis points. At September 30, 2015 the applicable rate was LIBOR plus 175 basis points.
The ABL Agreement terminates on December 18, 2017. We pay a commitment fee for any unused borrowing capacity under the ABL Agreement of either 37.5 basis points per annum or 25 basis points per annum, based on daily average availability during the previous calendar quarter. At September 30, 2015, our commitment fee was 37.5 basis points. Borrowings are not subject to any financial maintenance covenants unless excess availability is less than the greater of $22.5 million and 10% of the aggregate commitments under the ABL Agreement. Excess availability based on September 30, 2015 data, as reduced by outstanding letters of credit, swap contract liabilities and accrued fees and expenses of $32.1 million, was approximately $170 million.
Term Loan. On November 25, 2014, we entered into a $500.0 million senior secured term loan (“Term Loan”). We capitalized $8.5 million of financing costs, which are being amortized over the term of the Term Loan using the effective interest rate method. The proceeds from the Term Loan, along with other cash, were used to prepay our 7.375% Senior Subordinated Notes (“Senior Subordinated Notes”) and 8.75% Senior Unsecured Notes (“Senior Unsecured Notes”) and to satisfy and discharge our obligations under the respective indentures. We recorded a loss on early extinguishment of debt of $31.3 million, which consisted of $25.2 million of tender and call premiums, $4.4 million of deferred financing costs and $1.7 million of unamortized discount written off.

The Term Loan accrues interest at a floating rate equal to LIBOR, subject to a floor of 0.75%, plus 325 basis points. At September 30, 2015, the weighted-average effective interest rate, including amortization of original issue discount, was 4.02%. We may voluntarily repay amounts borrowed under the Term Loan at any time. The principal amount of the Term Loan is required to be repaid in quarterly installments of $1.25 million, with any remaining principal due on November 25, 2021. The Term Loan is guaranteed by substantially all of our U.S. subsidiaries and is secured by essentially all of our assets, although the ABL Agreement has a senior claim on certain collateral securing borrowings thereunder. The Term Loan is reported net of unamortized discount of $2.2 million. Based on quoted market prices, the outstanding Term Loan had a fair value of $496.9 million at September 30, 2015.
The Term Loan contains affirmative and negative operating covenants applicable to us and our restricted subsidiaries. We believe we were compliant with these covenants at September 30, 2015 and expect to remain in compliance through September 30, 2016.
The scheduled maturities of outstanding borrowings outstanding at September 30, 2015 for each of the following years are $6.1 million for 2016, $5.7 million for 2017, $5.4 million for 2018, $5.2 million for 2019, $5.0 million for 2020 and $471.2 million after 2020.

Note 8.	Derivative Financial Instruments
We are exposed to interest rate risk that we manage to some extent using derivative instruments. We have four interest rate swap contracts with forward start dates of September 30, 2016. Starting on that date, we will receive interest calculated using 3-month LIBOR, subject to a floor of 0.750%, and pay fixed interest at 2.341%, on an aggregate notional amount of $150.0 million. These swap contracts effectively fix the interest rate on $150.0 million of our borrowings under the Term Loan at 5.591%, including the 325 basis point spread, from September 30, 2016 through September 30, 2021. Based on publicly available interest rate forward yield curve information, these swap contract liabilities had a fair value of $2.6 million at September 30, 2015, which is included in other noncurrent liabilities.
We have designated our interest rate swap contracts as cash flow hedges of our future interest payments and elected to apply the “shortcut” method of assessing hedge effectiveness. As a result, the gain or loss on the swap contracts is reported as a component of other comprehensive loss and will be reclassified into interest expense as the related interest payments are made.

Note. 9	Retirement Plans
We have various pension plans (“Pension Plans”), which we fund in accordance with their requirements and, where applicable, in amounts sufficient to satisfy the minimum funding requirements of applicable laws. The Pension Plans provide benefits based on years of service and compensation or at stated amounts for each year of service.
The measurement date for all Pension Plans was September 30.
We were not required to make, and we did not make, any contributions to our U.S. pension plan in 2015. We contributed $1.2 million to terminate two of our Canadian plans in 2015 and recorded a settlement charge of $0.5 million in selling, general and administrative expenses. We currently estimate we will contribute approximately $0.8 million to our Pension Plans in 2016.
The components of net periodic benefit cost are presented below.

	2015	2014	2013
	(in millions)
Service cost	$1.9	$1.7	$2.0
Interest cost	20.1	19.9	18.3
Expected return on plan assets	(24.6)	(23.8)	(25.1)
Amortization of net loss	3.2	3.5	9.0
Curtailment / special settlement loss	0.5	0.2	0.1
Net periodic benefit cost	$1.1	$1.5	$4.3

Balance sheet information for Pension Plans with accumulated benefit obligations in excess of plan assets is presented below.

	September 30,
	2015	2014
	(in millions)
Projected benefit obligations	$427.0	$459.9
Accumulated benefit obligations	427.0	459.9
Fair value of plan assets	381.3	407.6
Balance sheet information for Pension Plans with accumulated benefit obligations less than plan assets is presented below.

	September 30,
	2015	2014
	(in millions)
Projected benefit obligations	$1.2	$1.6
Accumulated benefit obligations	1.2	1.6
Fair value of plan assets	2.1	2.9

Amounts recognized for our Pension Plans and other postretirement benefit plans are presented below.

	Pension Plans
	2015	2014
	(in millions)
Projected benefit obligations:
Beginning of year	$461.5	$399.6
Service cost	1.9	1.7
Interest cost	20.1	19.9
Actuarial loss (gain)	(25.9)	67.3
Benefits paid	(26.0)	(26.0)
Currency translation	(1.6)	(0.8)
Decrease in obligation due to curtailment / settlement	(1.8)	(0.2)
End of year	$428.2	$461.5
Accumulated benefit obligations at end of year	$428.2	$461.5
Plan assets:
Beginning of year	$410.5	$395.2
Actual return on plan assets	1.3	42.1
Employer contributions	1.2	0.1
Settlement	(1.9)	—
Currency translation	(1.7)	(0.9)
Benefits paid	(26.0)	(26.0)
End of year	$383.4	$410.5
Accrued benefit cost at end of year:
Unfunded status	$(44.8)	$(51.0)
Recognized on balance sheet:
Other noncurrent assets	$0.9	$1.3
Other noncurrent liabilities	(45.7)	(52.3)
	$(44.8)	$(51.0)
Recognized in accumulated other comprehensive loss, before tax:
Prior year service cost	$—	$0.1
Net actuarial loss	113.5	119.7
	$113.5	$119.8
Change in actuarial loss (gain) in 2014 is due to actual rates of return on plans assets being lower than projected and the adoption of new mortality tables issued by the Society of Actuaries due to the increasing lifespan of North Americans.
Our U.S. plan comprised 98% of the Pension Plans’ obligations and 98% of the Pension Plans’ assets at September 30, 2015.
Pension Plan activity in accumulated other comprehensive loss, before tax, in 2015 is presented below, in millions.

Balance at beginning of year	$119.8
Actuarial gain	(2.6)
Prior year actuarial loss amortization to net periodic cost	(3.2)
Settlement	(0.5)
Balance at end of year	$113.5

Beginning in 2015, we amortized amounts in accumulated other comprehensive loss representing unrecognized prior year service cost and unrecognized loss related to our U.S. pension plan over the weighted average life expectancy of the plan’s inactive participants instead of the weighted average remaining service period for active participants, as we did through 2014. The effect of this change was not material to our consolidated financial statements.
The components of accumulated other comprehensive loss related to pension that we expect to amortize into net periodic benefit cost in 2016 are presented below, in millions.

Amortization of unrecognized prior year service cost	$0.1
Amortization of unrecognized loss	3.1
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
Management’s expected returns on plan assets were determined with the assistance of the Pension Plans’ actuaries and investment consultants. Expected returns on plan assets were developed using forward looking returns over a time horizon of 10 to 15 years for major asset classes along with projected risk and historical correlations.
A summary of key assumptions for our pension plans is below.

	Pension Plans
	2015	2014	2013
Weighted average used to determine benefit obligations:
Discount rate	4.84%	4.49%	5.16%
Weighted average used to determine net periodic cost:
Discount rate	4.49%	5.16%	4.21%
Expected return on plan assets	6.21	6.24	6.71
We maintain a single trust to hold the assets of the U.S. pension plan. During 2013, the strategic asset allocation was adjusted to 40% equity investments from 60% equity investments. This trust’s strategic asset allocations, tactical range at September 30, 2015 and actual asset allocations are presented below.

	Strategic asset allocation				Actual asset allocations at
					September 30,
		Tactical range			2015	2014	2013
Equity investments:
Large capitalization stocks	26%
Small capitalization stocks	5
International stocks	9
	40	30	-	50%	39%	40%	40%
Fixed income investments	60	50	-	70	60	59	59
Cash	—	0	-	5	1	1	1
	100%				100%	100%	100%
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

The assets of the Pension Plans by level within the fair value hierarchy are presented below.

	September 30, 2015
	Level 1	Level 2	Total
	(in millions)
Equity:
Large cap stocks:
Large cap growth funds	$—	$32.7	$32.7
Large cap index funds	—	27.1	27.1
Large cap value funds	—	15.7	15.7
Small cap stocks:
Small cap growth funds	—	18.5	18.5
International stocks:
Mutual funds	42.1	—	42.1
International funds	—	13.9	13.9
Total equity	42.1	107.9	150.0
Fixed income	—	229.4	229.4
Cash and cash equivalents	4.0	—	4.0
	$46.1	$337.3	$383.4

	September 30, 2014
	Level 1	Level 2	Total
	(in millions)
Equity:
Large cap stocks:
Large cap growth funds	$—	$31.5	$31.5
Large cap index funds	—	35.9	35.9
Large cap value funds	—	15.3	15.3
Small cap stocks:
Small cap growth funds	—	18.5	18.5
International stocks:
Mutual funds	45.9	—	45.9
International funds	—	15.4	15.4
Total equity	45.9	116.6	162.5
Fixed income	—	243.5	243.5
Cash and cash equivalents	4.5	—	4.5
	$50.4	$360.1	$410.5

Our estimated future pension benefit payments are presented below in millions.

2016	$32.9
2017	26.4
2018	26.6
2019	26.8
2020	27.1
2021-2025	138.0
Defined Contribution Retirement Plans-Certain of our employees participate in defined contribution 401(k) plans or similar non-U.S plans. We make matching contributions as a function of employee contributions. Matching contributions were $6.2 million, $5.6 million and $5.1 million during 2015, 2014 and 2013, respectively.

Note 10.	Capital Stock
Common stock share activity is presented below.

Shares outstanding at September 30, 2012	156,840,648
Exercise of stock options	384,475
Exercise of employee stock purchase plan instruments	290,173
Vesting of restricted stock units, net of shares withheld for taxes	719,004
Shares outstanding at September 30, 2013	158,234,300
Exercise of employee stock purchase plan instruments	204,360
Exercise of stock options	587,964
Vesting of restricted stock units, net of shares withheld for taxes	734,047
Shares outstanding at September 30, 2014	159,760,671
Exercise of employee stock purchase plan instruments	212,550
Exercise of stock options	506,632
Vesting of restricted stock units, net of shares withheld for taxes	541,839
Stock repurchased under buyback program	(523,851)
Shares outstanding at September 30, 2015	160,497,841

Note 11.	Stock-based Compensation Plans
The effect of stock-based compensation on our statements of operations is presented below.

	2015	2014	2013
	(in millions, except per share data)
Decrease in operating income	$7.0	$13.2	$11.4
Decrease in net income	4.4	8.1	6.9
Decrease in earnings per basic share	0.03	0.05	0.04
Decrease in earnings per diluted share	0.03	0.05	0.04
We excluded 1,165,414, 1,103,845 and 1,387,198 instruments from the calculation of diluted earnings per share for 2015, 2014 and 2013, respectively, because the effect of including them would have been antidilutive.
At September 30, 2015, there was approximately $3.3 million of unrecognized compensation expense related to stock-based awards not yet vested. We expect to recognize this expense over a weighted average life of approximately 1.1 years.

The Mueller Water Products, Inc. 2006 Stock Incentive Plan (“2006 Plan”) authorizes an aggregate of 20,500,000 shares of common stock that may be granted through the issuance of stock-based awards. Any awards canceled are available for reissuance. Generally, all of our employees and members of our board of directors are eligible to participate in the 2006 Plan. At September 30, 2015, 7,271,214 shares of common stock were available for future grants of awards under the 2006 Plan. This total assumes that the maximum number of shares will be earned for awards for which the final number of shares to be earned has not yet been determined.
An award granted under the 2006 Plan vests at such times and in such installments as set by the Compensation and Human Resources Committee of the board of directors, but no award will be exercisable after the ten-year anniversary of the date on which it is granted. Management expects some instruments will be forfeited prior to vesting. Grants to members of our board of the directors are expected to vest fully. Based on historical forfeitures, we expect grants to others to be forfeited at an annual rate of 3%.
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
Restricted stock unit activity under the 2006 Plan is summarized below.

	Restricted stock units	Weighted average grant date fair value per unit	Weighted average remaining contractual term (years)	Aggregate intrinsic value (millions)
Outstanding at September 30, 2012	2,423,762	$4.13	1.0
Granted	509,338	5.37
Vested	(995,037)	4.77		$5.6
Cancelled	(12,723)	12.28
Outstanding at September 30, 2013	1,925,340	4.30	0.9
Granted	381,012	8.51
Vested	(1,099,591)	4.94		9.4
Cancelled	—	—
Outstanding at September 30, 2014	1,206,761	5.04	0.7
Granted	459,659	9.70
Vested	(793,630)	3.99		7.7
Cancelled	—	—
Outstanding at September 30, 2015	872,790	$8.45	0.8
Performance Shares. Performance-based restricted stock units (“PRSUs”) represent a target number of units that may be paid out at the end of a multi-year award cycle consisting of annual performance periods coinciding with our fiscal years. As determined at the date of grant, PRSUs may settle in cash-value equivalent of, or directly in, shares of our common stock. Settlement will range from zero to two times the number of PRSUs granted, depending on our financial performance against predetermined targets. Performance goals are established within 90 days of the beginning of each performance period by the Compensation and Human Resources Committee of our board of directors (“Committee”). At the end of each annual performance period, the Committee confirms performance against the applicable performance targets. PRSUs do not convey voting rights or earn dividends. PRSUs vest on the last day of an award cycle, unless vested sooner due to a “Change of Control” of the Company, or the death, disability or Retirement of a participant.
The 243,992 cash-settled PRSUs granted in the quarter ended December 31, 2012 settled in the quarter ended December 31, 2014 for $4.0 million. Compensation expense for cash-settled PRSU’s has been recognized over the applicable performance periods based on the estimated performance factor and the closing price of our common stock at each balance sheet date.

The stock-settled PRSUs granted in 2013, 2014 and 2015 will be settled in November 2015, December 2016 and December 2017, respectively. Compensation expense for stock-settled PRSU’s is recognized over the applicable performance periods based on the estimated performance factors and the closing price of our common stock on the date each performance goal is established. The stock prices used to value the awards were $5.22 for the 2013 performance period, $8.52 for the 2014 performance period and $9.78 for the 2015 performance period. Stock-settled PRSUs activity under the 2006 Plan is summarized below.

Award date	Performance period	Units awarded	Shares earned
November 27, 2012	2013	135,553	271,106
	2014	135,553	271,106
	2015	135,552	0
December 3, 2013	2014	90,841	181,682
	2015	90,841	0
	2016	90,849	n/a
December 2, 2014	2015	80,233	0
	2016	80,229	n/a
	2017	80,229	n/a
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

	Options	Weighted average exercise price per option	Weighted average remaining contractual term (years)	Aggregate intrinsic value (millions)
Outstanding at September 30, 2012	5,522,610	$6.30	6.8	$3.5
Granted	125,780	5.91
Exercised	(384,475)	4.97		1.2
Cancelled	(139,209)	12.52
Outstanding at September 30, 2013	5,124,706	6.22	5.9	14.6
Granted	86,904	8.58
Exercised	(587,964)	4.61		—
Cancelled	(71,411)	12.92
Outstanding at September 30, 2014	4,552,235	6.37	5.0	13.6
Granted	97,119	9.97
Exercised	(506,632)	3.42		3.2
Cancelled	(150,056)	13.90
Outstanding at September 30, 2015	3,992,666	$6.54	4.2	$9.3

Exercisable at September 30, 2015	3,799,877	$6.43	3.9	$9.3

Expected to vest after September 30, 2015	192,789	$8.76	8.6	$0.1

Stock option exercise prices are equal to the closing price of our common stock on the relevant grant date. The ranges of exercise prices for stock options outstanding at September 30, 2015 are summarized below.

Exercise price			Options	Weighted average exercise price	Weighted average remaining contractual term (years)	Exercisable options	Weighted average exercise price
$0.00	-	$4.99	1,395,711	$3.34	5.4	1,395,711	$3.34
$5.00	-	$9.99	1,799,892	6.07	4.3	1,607,103	5.74
$10.00	-	$14.99	515,846	11.30	2.0	515,846	11.30
$15.00	-	$20.99	281,217	16.76	0.8	281,217	16.76
			3,992,666	$6.54	4.2	3,799,877	$6.43
Compensation expense attributed to stock options is based on the fair value of the awards on their respective grant dates, as determined using a Black-Scholes model. The weighted average grant-date fair values of stock options granted and the weighted average assumptions used to determine these fair values are indicated below.

	2015	2014	2013
Grant-date fair value	$5.93	$5.13	$5.91
Risk-free interest rate	1.74%	2.44%	1.63%
Dividend yield	0.80%	1.10%	2.17%
Expected life (years)	8.0	8.0	8.0
Expected annual volatility	0.6199	0.6386	0.6696
The risk-free interest rate is based on the U.S. Treasury zero-coupon yield in effect at the grant date with a term equal to the expected life. The expected dividend yield is based on our estimated annual dividend and stock price history at the grant date. The expected term represents the period of time the awards are expected to be outstanding.
Employee Stock Purchase Plan. The Mueller Water Products, Inc. 2006 Employee Stock Purchase Plan (“ESPP”) authorizes the sale of up to 4,000,000 shares of our common stock to employees. Generally, all full-time, active employees are eligible to participate in the ESPP, subject to certain restrictions. Employee purchases are funded through payroll deductions, and any excess payroll withholdings are returned to the employee. The price for shares purchased under the ESPP is the lower of 85% of closing price on the first day or the last day of the offering period. At September 30, 2015, 1,470,253 shares were available for issuance under the ESPP.

Phantom Plan. In 2012, the Company adopted the Mueller Water Products, Inc. Phantom Plan (“Phantom Plan”). The Phantom Plan awards were awarded to certain non-officer employees. Outstanding phantom awards vest ratably on each anniversary date of the original grant for three years. Compensation expense for Phantom Plan awards is charged against income on a straight-line basis for each tranche of each award based on the closing price of our common stock at each balance sheet date. Phantom Plan awards are payable in cash and recorded as liability awards. The outstanding Phantom Plan awards had a fair value of $7.66 per award at September 30, 2015 and our liability for such awards was $2.7 million. Phantom Plan activity for 2015 is summarized below.

	Phantom Plan units	Weighted average grant date fair value per unit	Weighted average remaining contractual term (years)	Aggregate intrinsic value (millions)
Outstanding at September 30, 2012	358,866	$2.03	1.2
Granted	382,605	5.22
Vested	(119,637)			$0.7
Cancelled	(12,852)	2.03
Outstanding at September 30, 2013	608,982	4.03	1.0
Granted	304,815	8.52
Vested	(240,739)			2.1
Cancelled	(29,770)	5.29
Outstanding at September 30, 2014	643,288	6.22	0.8
Granted	289,524	9.78
Vested	(317,409)			3.1
Cancelled	(56,525)	8.29
Outstanding at September 30, 2015	558,878	$8.49	0.8

Note 12.	Supplemental Balance Sheet Information
Selected supplemental balance sheet information is presented below.

	September 30,
	2015	2014
	(in millions)
Inventories:
Purchased components and raw material	$77.8	$72.0
Work in process	40.7	34.5
Finished goods	100.6	91.5
	$219.1	$198.0
Other current assets:
Maintenance and repair tooling	$5.0	$6.2
Income taxes	1.5	13.0
Other	7.2	8.4
	$13.7	$27.6
Property, plant and equipment:
Land	$9.4	$9.6
Buildings	79.3	78.0
Machinery and equipment	350.7	332.9
Construction in progress	20.1	18.7
	459.5	439.2
Accumulated depreciation	(310.6)	(292.9)
	$148.9	$146.3
Other current liabilities:
Compensation and benefits	$30.5	$39.5
Customer rebates	15.4	16.9
Taxes other than income taxes	4.0	4.7
Warranty	2.9	2.6
Environmental	1.9	0.1
Income taxes	0.8	0.7
Interest	0.5	10.7
Restructuring	0.1	0.9
Other	7.1	6.1
	$63.2	$82.2

Note 13.	Supplemental Statement of Operations Information
Selected supplemental statement of operations information is presented below.

	2015	2014	2013
	(in millions)
Included in selling, general and administrative expenses:
Research and development	$14.9	$14.4	$14.8
Advertising	$5.2	$4.7	$5.0
Interest expense, net:
Term loan	$17.5	$—	$—
7.375% Senior Subordinated Notes	4.0	30.6	31.0
8.75% Senior Unsecured Notes	2.4	16.0	16.8
Deferred financing costs amortization	2.0	2.0	2.0
ABL Agreement	1.7	1.2	1.5
Other interest expense	0.3	0.2	0.7
	27.9	50.0	52.0
Interest income	(0.3)	(0.4)	(0.3)
	$27.6	$49.6	$51.7

Note 14.	Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss is presented below.

	Foreign currency translation	Minimum pension liability, net of tax	Derivative instruments, net of tax	Total
	(in millions)
Balance at September 30, 2014	$2.4	$(63.1)	$—	$(60.7)
Current period other comprehensive loss	(8.7)	3.7	(1.6)	(6.6)
Balance at September 30, 2015	$(6.3)	$(59.4)	$(1.6)	$(67.3)

Note 15.	Supplemental Cash Flow Information
The impact these transactions had on our consolidated balance sheets is presented below.

	September 30,
	2015	2014	2013
	(in millions)
Pension plans:
Increase (decrease) in other noncurrent assets	$(1.3)	$—	$0.3
Decrease (increase) in other noncurrent liabilities	28.3	(25.5)	51.5
Increase in other current liabilities	—	0.1	—
Decrease (increase) in deferred tax liabilities	(10.6)	9.8	(20.1)
Decrease (increase) in accumulated other comprehensive loss	(16.4)	15.6	(31.7)
	$—	$—	$—
Cash paid, net:
Interest	$36.8	$48.7	$49.1
Income taxes	$13.3	$2.6	$0.7

Note 16.	Segment Information
Our operations consist of three business segments: Mueller Co., Anvil and Mueller Technologies. These segments are organized primarily based on products sold and customers served and are consistent with how the segments are managed, how resources are allocated and how information is used by the chief operating decision maker. Mueller Co. manufactures valves for water and gas systems including butterfly, iron gate, tapping, check, knife, plug and ball valves and dry-barrel and wet-barrel fire hydrants. Anvil manufactures and sources a broad range of products including a variety of fittings, couplings, hangers and related products. The Mueller Technologies businesses offer metering, leak detection, pipe condition assessment and other products and services for the water infrastructure industry.
Segment results are not reflective of their results on a stand-alone basis. Intersegment sales and transfers are made at selling prices generally intended to cover costs. Mueller Co. personnel provide certain administrative services, including management of accounts payable and accounts receivable, without any allocation of cost to Mueller Technologies. We do not believe the costs of such administrative services are material to the segments’ results. The determination of segment results excludes certain corporate expenses designated as Corporate because they are not directly attributable to segment operations. Interest expense, loss on early extinguishment of debt and income taxes are not allocated to the segments. Corporate expenses include those costs incurred by our corporate function, such as accounting, treasury, risk management, human resources, legal, tax and other administrative functions and also costs associated with assets and liabilities retained following the sale of U.S. Pipe. Corporate assets principally consist of cash, income tax assets, assets related to the sale of our former U.S. Pipe segment and deferred financing costs. Segment assets consist primarily of receivables, inventories, property, plant and equipment, intangible assets and other noncurrent assets.
Geographical area information is presented below.

	United States	Canada	Other	Total
	(in millions)
Net sales:
2015	$1,037.7	$82.7	$44.1	$1,164.5
2014	1,040.6	101.1	43.0	1,184.7
2013	970.9	101.5	48.4	1,120.8
Property, plant and equipment, net:
September 30, 2015	$142.9	$2.7	$3.3	$148.9
September 30, 2014	138.5	4.3	3.5	146.3
Net sales in Canada declined in 2015 compared with 2014 due primarily to the sale of Mueller Co.’s municipal castings business in December 2014.
Approximately 41% of our 2015 gross sales were to our 10 largest customers, and approximately 25% of our 2015 gross sales were to our two largest customers, Ferguson Enterprises, Inc. (“Ferguson Enterprises”) and HD Supply, Inc. (“HD Supply”). Sales to Ferguson Enterprises comprised approximately 13%, 13% and 12% of our total gross sales during 2015, 2014 and 2013, respectively. In 2015, Ferguson Enterprises accounted for approximately 16%, 8% and 2% of gross sales for Mueller Co., Anvil and Mueller Technologies, respectively. Receivables from Ferguson Enterprises totaled $28.2 million and $25.7 million at September 30, 2015 and 2014, respectively. Sales to HD Supply comprised approximately 12%, 11% and 11% of our total gross sales during 2015, 2014, and 2013, respectively. In 2015, HD Supply accounted for approximately 18% and 5% of gross sales for Mueller Co. and Anvil, respectively. Receivables from HD Supply totaled $17.4 million and $17.7 million at September 30, 2015 and 2014, respectively.

Summarized financial information for our segments is presented below.

	Mueller Co.	Anvil	Mueller Technologies	Corporate	Total
	(in millions)
Net sales, excluding intercompany:
2015	$702.2	$371.1	$91.2	$—	$1,164.5
2014	679.1	401.4	104.2	—	1,184.7
2013	632.5	391.3	97.0	—	1,120.8
Intercompany sales:
2015	$7.2	$0.1	$—	$—	$7.3
2014	6.7	0.1	—	—	6.8
2013	7.4	0.1	—	—	7.5
Operating income (loss):
2015	$136.9	$30.0	$(12.9)	$(44.4)	$109.6
2014	126.7	41.3	(4.4)	(39.5)	124.1
2013	100.3	40.2	(9.0)	(34.2)	97.3
Depreciation and amortization:
2015	$38.8	$14.7	$4.2	$0.4	$58.1
2014	38.0	14.2	4.1	0.4	56.7
2013	38.3	14.2	6.3	0.4	59.2
Loss on Walter receivable and restructuring:
2015	$8.2	$0.4	$0.1	$12.1	$20.8
2014	2.1	0.9	0.1	—	3.1
2013	1.5	0.1	—	(0.1)	1.5
Capital expenditures:
2015	$20.5	$10.3	$6.5	$0.2	$37.5
2014	18.8	11.6	6.1	0.4	36.9
2013	16.6	12.3	7.4	0.2	36.5
Total assets:
September 30, 2015	$757.7	$255.3	$77.2	$139.6	$1,229.8
September 30, 2014	767.9	263.9	67.9	212.8	1,312.5
Intangible assets, net:
September 30, 2015	$435.5	$54.5	$17.3	$—	$507.3
September 30, 2014	459.7	57.9	16.0	—	533.6
Note 17.Commitments and Contingencies
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
In the acquisition agreement pursuant to which a predecessor to Tyco sold our businesses to a previous owner in August 1999, Tyco agreed to indemnify us and our affiliates, among other things, for all “Excluded Liabilities.” Excluded Liabilities include, among other things, substantially all liabilities relating to the time prior to August 1999, including environmental liabilities. The indemnity survives indefinitely. Tyco’s indemnity does not cover liabilities to the extent caused by us or the operation of our businesses after August 1999, nor does it cover liabilities arising with respect to businesses or sites acquired after August 1999. Since 2007, Tyco has engaged in multiple corporate restructurings, split-offs and divestitures. While none of these transactions directly affects the indemnification obligations of the Tyco indemnitors under the 1999 acquisition agreement, the result of such transactions is that the assets of, and control over, such Tyco indemnitors has changed. Should any of these Tyco indemnitors become financially unable or fail to comply with the terms of the indemnity, we may be responsible for such obligations or liabilities.
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
On July 13, 2010, Rohcan Investments Limited, the former owner of property leased by Mueller Canada Ltd. and located in Milton, Ontario, filed suit against Mueller Canada Ltd. and its directors seeking C$10.0 million in damages arising from the defendants’ alleged environmental contamination of the property and breach of lease. Mueller Canada Ltd. leased the property from 1988 through 2008. We are pursuing indemnification from a former owner for certain potential liabilities that are alleged in this lawsuit, and we have accrued for other liabilities not covered by indemnification.  On December 7, 2011, the Court denied the plaintiff’s motion for summary judgment.
The purchaser of U.S. Pipe has been identified as a “potentially responsible party” (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act (“Superfund”) in connection with a former manufacturing facility operated by U.S. Pipe that was in the vicinity of a Superfund site located in North Birmingham, Alabama. Under the terms of the acquisition agreement relating to the sale of U.S. Pipe, we agreed to indemnify the purchaser for certain environmental liabilities, including those arising out of the former manufacturing site in North Birmingham. Accordingly, the purchaser tendered the matter to us for indemnification, which we accepted. Ultimate liability for the site will depend on many factors that have not yet been determined, including the determination of EPA’s remediation costs, the number and financial viability of the other PRPs (there are four other PRPs currently) and the determination of the final allocation of the costs among the PRPs, if any. Accordingly, because the amount of such costs cannot be reasonably estimated at this time, no amounts had been accrued for this matter at September 30, 2015.
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
A dispute exists with the IRS regarding federal income taxes allegedly owed by the Walter Energy consolidated group from multiple tax years. According to Walter Energy's quarterly report on Form 10-Q filed with the SEC on November 5, 2015 (the "Walter Form 10-Q"), at September 30, 2015, Walter Energy had $33.0 million of accruals for unrecognized tax benefits on the matters subject to disposition. Walter Energy has stated it believes that all of its current and prior tax filing positions have substantial merit and intends to vigorously defend any tax claims asserted. In addition, Walter Energy stated in the Walter Form 10-Q that it believes that it has sufficient accruals to address any claims, including interest and penalties, and does not believe that any potential difference between the final settlements and the amounts accrued will have a material effect on its financial position, but such potential difference could be material to results of its operations in a future reporting period.
Walter Energy filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in July 2015. We are currently monitoring the filing inasmuch as we could be liable for all or a portion of this federal income tax liability if it is incurred, and not discharged, for any period during which we were included in the Walter Energy consolidated group.

In accordance with the income tax allocation agreement, Walter Energy used certain tax assets of one of our predecessors in its calendar 2006 tax return for which payment to us is required. The income tax allocation agreement only requires Walter Energy to make the payment upon realization of this tax benefit by receiving a refund or otherwise offsetting taxes due. Walter Energy currently owes us $11.6 million that is payable pending completion of an IRS audit of Walter Energy’s 2006 tax year and the related refund of tax from that year. As a result of the aforementioned Chapter 11 petition, we recorded a provision for doubtful accounts of $11.6 million in the quarter ended June 30, 2015. During the quarter ended September 30, 2015, we wrote off this receivable.
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
Other Matters. Anvil is in a dispute with Victaulic Company (“Victaulic”) regarding two patents held by Victaulic, U.S. Patent 7,086,131 (the “131 Patent”) and U.S. Patent 7,712,796 (the “796 Patent” and collectively with the 131 Patent, the “U.S. Patents”), which Anvil believes are invalid. The U.S. Patents potentially relate to a coupling product currently manufactured and marketed by Anvil. Anvil filed multiple reexamination requests with the U.S. Patent and Trademark Office (the “PTO”) regarding the U.S. Patents, and the PTO granted the requests. Although the PTO examiner initially invalidated most of the claims of the 796 Patent, the PTO examiner affirmed the validity of the 796 Patent in September 2014. In April 2015, the PTO examiner invalidated the original claim of the 131 Patent but found several claims added during reexamination that appear substantially similar to those included in the 796 Patent patentable. The PTO examiners’ decisions with respect to the U.S. Patents have been appealed by Anvil and Victaulic. Relatedly, Anvil and Victaulic are engaged in lawsuits in the U.S. District Court for the Northern District of Georgia and in the Federal Court of Toronto, Ontario, Canada. The Georgia District Court litigation has been stayed pending the final outcome of the ongoing reexaminations of the U.S. Patents by the PTO. Although Anvil intends to continue to vigorously contest the validity of the U.S. Patents, as well as Victaulic’s related patents in Canada, and to defend itself against any counterclaims made by Victaulic, the probability of a favorable or unfavorable outcome with respect to these proceedings is unknown. Any number of potential outcomes is possible due to the multiple claims associated with the proceedings, each of which is in different stages and subject to appeal. Further, there are a number of highly complex factual and technical issues involved, and it is uncertain whether a favorable or unfavorable result with respect to a particular ruling or proceeding will impact the other matters in controversy. Accordingly, we have not recorded any accrual with respect to these proceedings and a range of liability is not reasonably estimable.
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
Operating Leases. We maintain operating leases primarily for equipment and facilities. Rent expense was $10.4 million, $9.3 million and $8.4 million for 2015, 2014 and 2013, respectively. Future minimum payments under non-cancellable operating leases are $6.7 million, $5.5 million, $3.0 million, $1.7 million and $0.6 million during 2016, 2017, 2018, 2019 and 2020, respectively. Total minimum payments due beyond 2020 are $1.9 million.

Note 18.	Subsequent Events
On October 21, 2015, our board of directors declared a dividend of $0.02 per share on our common stock, payable on or about November 20, 2015 to stockholders of record at the close of business on November 10, 2015.

Note 19.	Quarterly Consolidated Financial Information (Unaudited)

	Quarter
	Fourth	Third	Second	First
	(in millions, except per share amounts)
2015
Net sales	$311.4	$301.0	$290.3	$261.8
Gross profit	$97.7	$96.2	$82.1	$71.3
Operating income	$44.4	$31.5	$25.6	$8.1
Net income (loss)	$22.3	$16.5	$12.3	$(20.2)

Net income (loss) per share(1)
Basic	$0.14	$0.10	$0.08	$(0.13)
Diluted	$0.14	$0.10	$0.08	$(0.13)

2014
Net sales	$320.7	$318.5	$288.1	$257.4
Gross profit	$101.3	$97.3	$82.2	$67.1
Operating income	$43.0	$41.8	$25.3	$14.0
Net income	$26.2	$18.5	$9.7	$1.1

Net income per share (1):
Basic	$0.16	$0.12	$0.06	$0.01
Diluted	$0.16	$0.11	$0.06	$0.01

(1)	The sum of the quarterly amounts may not equal the full year amount due to rounding.