Form 10-Q
period 2015-12-31
Mueller Water Products, Inc.
filed 2016-02-09
CIK 1350593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2015
☐                       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
There were 161,264,060 shares of common stock of the registrant outstanding at January 31, 2016.

PART I

Item 1.	FINANCIAL STATEMENTS
MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 31,	September 30,
	2015	2015
	(in millions, except share amounts)
Assets:
Cash and cash equivalents	$104.5	$113.1
Receivables, net	142.9	175.3
Inventories	229.3	219.1
Deferred income taxes	—	28.3
Other current assets	15.7	13.7
Total current assets	492.4	549.5
Property, plant and equipment, net	147.4	148.9
Intangible assets	501.8	507.3
Other noncurrent assets	24.8	24.1
Total assets	$1,166.4	$1,229.8

Liabilities and equity:
Current portion of long-term debt	$6.0	$6.1
Accounts payable	67.1	98.7
Other current liabilities	59.0	63.2
Total current liabilities	132.1	168.0
Long-term debt	482.0	482.9
Deferred income taxes	115.8	145.3
Other noncurrent liabilities	70.0	65.8
Total liabilities	799.9	862.0

Commitments and contingencies (Note 10)

Common stock: 600,000,000 shares authorized; 161,140,215 and 160,497,841 shares outstanding at December 31, 2015 and September 30, 2015, respectively	1.6	1.6
Additional paid-in capital	1,571.1	1,574.8
Accumulated deficit	(1,136.6)	(1,142.8)
Accumulated other comprehensive loss	(71.0)	(67.3)
Total Company stockholders’ equity	365.1	366.3
Noncontrolling interest	1.4	1.5
Total equity	366.5	367.8
Total liabilities and equity	$1,166.4	$1,229.8

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended
	December 31,
	2015	2014
	(in millions, except per share amounts)
Net sales	$242.7	$261.8
Cost of sales	174.0	190.5
Gross profit	68.7	71.3
Operating expenses:
Selling, general and administrative	53.0	55.0
Restructuring	0.8	8.2
Total operating expenses	53.8	63.2
Operating income	14.9	8.1
Interest expense, net	6.1	9.4
Loss on early extinguishment of debt	—	31.3
Income (loss) before income taxes	8.8	(32.6)
Income tax expense (benefit)	2.6	(12.4)
Net income (loss)	$6.2	$(20.2)

Net income (loss) per share:
Basic	$0.04	$(0.13)
Diluted	$0.04	$(0.13)

Weighted average shares outstanding:
Basic	160.8	160.1
Diluted	163.2	160.1

Dividends declared per share	$0.0200	$0.0175

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three months ended
	December 31,
	2015	2014
	(in millions)
Net income (loss)	$6.2	$(20.2)
Other comprehensive loss:
Minimum pension liability	(4.2)	(5.2)
Income tax effects	1.6	2.0
Foreign currency translation	(1.5)	(2.1)
Derivative fair value change	0.7	—
Income tax effects	(0.3)	—
	(3.7)	(5.3)
Comprehensive income (loss)	$2.5	$(25.5)

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF EQUITY THREE MONTHS ENDED DECEMBER 31, 2015 (UNAUDITED)

	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Non-controlling interest	Total
	(in millions)
Balance at September 30, 2015	$1.6	$1,574.8	$(1,142.8)	$(67.3)	$1.5	$367.8
Net income	—	—	6.2	—	(0.1)	6.1
Dividends declared	—	(3.2)	—	—	—	(3.2)
Shares retained for employee taxes	—	(2.9)	—	—	—	(2.9)
Stock-based compensation	—	1.3	—	—	—	1.3
Excess tax benefit on stock compensation	—	0.7	—	—	—	0.7
Stock issued under stock compensation plans	—	0.4	—	—	—	0.4
Other comprehensive loss, net of tax	—	—	—	(3.7)	—	(3.7)
Balance at December 31, 2015	$1.6	$1,571.1	$(1,136.6)	$(71.0)	$1.4	$366.5

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended
	December 31,
	2015	2014
	(in millions)
Operating activities:
Net income (loss)	$6.2	$(20.2)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	7.0	7.0
Amortization	6.0	7.3
Stock-based compensation	1.3	1.9
Retirement plans	1.2	0.1
Deferred income taxes	—	(4.0)
Loss on early extinguishment of debt	—	31.3
Other, net	0.6	3.8
Changes in assets and liabilities:
Receivables	32.3	41.3
Inventories	(10.5)	(21.6)
Other assets	(2.9)	(0.7)
Liabilities	(38.7)	(73.3)
Net cash provided by (used in) operating activities	2.5	(27.1)
Investing activities:
Capital expenditures	(6.3)	(7.2)
Proceeds from sales of assets	—	3.6
Other	—	0.3
Net cash used in investing activities	(6.3)	(3.3)
Financing activities:
Dividends	(3.2)	(2.8)
Employee taxes related to stock-based compensation	(2.9)	(2.2)
Repayments of debt	(1.3)	(570.2)
Issuance of debt	—	497.5
Excess tax benefit on stock-based compensation	0.7	—
Issuance of common stock	0.4	1.5
Deferred financing costs	—	(7.9)
Other	2.2	(0.2)
Net cash used in financing activities	(4.1)	(84.3)
Effect of currency exchange rate changes on cash	(0.7)	(1.3)
Net change in cash and cash equivalents	(8.6)	(116.0)
Cash and cash equivalents at beginning of period	113.1	161.1
Cash and cash equivalents at end of period	$104.5	$45.1

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization
Mueller Water Products, Inc., a Delaware corporation, together with its consolidated subsidiaries, operates in three business segments: Mueller Co., Anvil and Mueller Technologies. Mueller Co. manufactures valves for water and gas systems, including butterfly, iron gate, tapping, check, knife, plug and ball valves, as well as dry-barrel and wet-barrel fire hydrants. Anvil manufactures and sources a broad range of products, including a variety of fittings, couplings, hangers and related products. Mueller Technologies offers metering systems, leak detection, pipe condition assessment and other related products and services. The “Company,” “we,” “us” or “our” refer to Mueller Water Products, Inc. and its subsidiaries. With regard to the Company’s segments, “we,” “us” or “our” may also refer to the segment being discussed.
Mueller Co. owns a 49% ownership interest in an industrial valve joint venture. Due to substantive control features in the operating agreement, all of the joint venture's assets, liabilities and results of operations are included in our consolidated financial statements. The net loss attributable to noncontrolling interest is included in selling, general and administrative expenses. Noncontrolling interest is recorded at its carrying value, which approximates fair value.
Unless the context indicates otherwise, whenever we refer to a particular year, we mean our fiscal year ended or ending September 30 in that particular calendar year.
Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which require us to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses and the disclosure of contingent assets and liabilities for the reporting periods. Actual results could differ from those estimates. All significant intercompany balances and transactions have been eliminated. In our opinion, all normal and recurring adjustments that we consider necessary for a fair financial statement presentation have been made. Certain reclassifications have been made to previously reported amounts to conform to the current presentation. The condensed consolidated balance sheet data at September 30, 2015 was derived from audited financial statements, but does not include all disclosures required by GAAP.
At December 31, 2015, we adopted FASB Accounting Standards Update 2015-17 Balance Sheet Classification of Deferred Taxes, which requires that all deferred tax assets and deferred tax liabilities, netted by tax jurisdiction, be classified as noncurrent on the balance sheet. The prior period condensed consolidated balance sheet has not been reclassified.

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

Note 3.	Borrowing Arrangements
The components of our long-term debt are presented below.

	December 31,	September 30,
	2015	2015
	(in millions)
ABL Agreement	$—	$—
Term Loan	492.9	494.0
Other	2.3	2.4
	495.2	496.4
Deferred financing costs	(7.2)	(7.4)
Less current portion	(6.0)	(6.1)
Long-term debt	$482.0	$482.9

ABL Agreement. At December 31, 2015, our asset based lending agreement (“ABL Agreement”) consisted of a revolving credit facility for up to $225 million of revolving credit borrowings, swing line loans and letters of credit. The ABL Agreement permits us to increase the size of the credit facility by an additional $150 million in certain circumstances subject to adequate borrowing base availability. We may borrow up to $25 million through swing line loans and may have up to $60 million of letters of credit outstanding.
Borrowings under the ABL Agreement bear interest at a floating rate equal to LIBOR, plus a margin ranging from 175 to 225 basis points, or a base rate, as defined in the ABL Agreement, plus a margin ranging from 75 to 125 basis points. At December 31, 2015, the applicable rate was LIBOR plus 175 basis points.
The ABL Agreement terminates on December 18, 2017. We pay a commitment fee for any unused borrowing capacity under the ABL Agreement of either 37.5 basis points per annum or 25 basis points per annum, based on daily average availability during the previous calendar quarter. At December 31, 2015, our commitment fee was 37.5 basis points. Our obligations under the ABL Agreement are secured by a first-priority perfected lien on all of our U.S. receivables and inventories, certain cash and other supporting obligations. Borrowings are not subject to any financial maintenance covenants unless excess availability is less than the greater of $22.5 million and 10% of the aggregate commitments under the ABL Agreement. Excess availability based on December 31, 2015 data, as reduced by outstanding letters of credit, swap contract liabilities and accrued fees and expenses of $27.9 million, was $143.9 million.
Term Loan. On November 25, 2014, we entered into a $500.0 million senior secured term loan (“Term Loan”). The proceeds from the Term Loan, along with other cash, were used to prepay our 7.375% Senior Subordinated Notes and 8.75% Senior Unsecured Notes and to satisfy and discharge our obligations under the respective indentures. We recorded a loss on early extinguishment of debt of $31.3 million.
The Term Loan accrues interest at a floating rate equal to LIBOR, subject to a floor of 0.75%, plus 325 basis points. At December 31, 2015, the weighted-average effective interest rate was 4.02%. We may voluntarily repay amounts borrowed under the Term Loan at any time. The principal amount of the Term Loan is required to be repaid in quarterly installments of $1.25 million, with any remaining principal due on November 25, 2021. The Term Loan is guaranteed by substantially all of our U.S. subsidiaries and is secured by essentially all of our assets, although the ABL Agreement has a senior claim on certain collateral securing borrowings thereunder. The Term Loan is reported net of unamortized discount of $2.1 million. Based on quoted market prices, the outstanding Term Loan had a fair value of $493.8 million at December 31, 2015.
The Term Loan contains affirmative and negative operating covenants applicable to us and our restricted subsidiaries. We believe we were compliant with these covenants at December 31, 2015 and expect to remain in compliance through December 31, 2016.

Note 4.	Derivative Financial Instruments
We are exposed to interest rate risk that we manage to some extent using derivative instruments. We have four interest rate swap contracts with forward start dates of September 30, 2016. Starting on that date, we will receive interest calculated using 3-month LIBOR, subject to a floor of 0.75%, and pay fixed interest at 2.341%, on an aggregate notional amount of $150.0 million. These swap contracts effectively fix the interest rate on $150.0 million of our borrowings under the Term Loan at 5.591%, including the 325 basis point spread, from September 30, 2016 through September 30, 2021. Based on publicly available interest rate forward yield curve information, these swap contracts had a liability fair value of $1.9 million at December 31, 2015, which is included in other noncurrent liabilities.
We have designated our interest rate swap contracts as cash flow hedges of our future interest payments and elected to apply the “shortcut” method of assessing hedge effectiveness. As a result, the gain or loss on the swap contracts is reported as a component of other comprehensive loss and will be reclassified into interest expense as the related interest payments are made.

Note. 5	Retirement Plans
The components of net periodic benefit cost for our pension plans are as follows.

	Three months ended
	December 31,
	2015	2014
	(in millions)
Service cost	$0.4	$0.5
Interest cost	5.1	5.0
Expected return on plan assets	(5.1)	(6.2)
Amortization of actuarial net loss	0.8	0.8
Net periodic benefit cost	$1.2	$0.1
The amortization of actuarial losses, net of tax, is recorded as a component of other comprehensive loss.

Note 6.	Stock-based Compensation Plans
We have granted various forms of stock-based compensation, including stock options, restricted stock units and both cash-settled and stock-settled performance-based restricted stock units (“PRSUs”) under our Amended and Restated 2006 Mueller Water Products, Inc. Stock Incentive Plan (the “2006 Stock Plan”).
A PRSU award represents a target number of units that may be paid out at the end of a multi-year award cycle consisting of a series of annual performance periods coinciding with our fiscal years. After we determine the financial performance targets related to PRSUs for a given performance period, typically during the first quarter of that fiscal year, we consider that portion of a PRSU award to be granted. Thus, each award consists of a grant in the year of award and grants in the designated following years. Settlement will range from zero to two times the number of PRSUs granted, depending on our financial performance against the targets. As determined at the date of award, PRSUs may settle in cash-value equivalent of, or directly in, shares of our common stock.
The stock-settled PRSUs awarded in 2013 settled in the quarter ended December 31, 2015 with an issuance of 542,212 shares of our common stock. This settlement reflected payouts of zero times target for the 2015 performance period, two times target for the 2014 performance period and two times target for the 2013 performance period.
We awarded 233,471 stock-settled PRSUs in the quarter ended December 31, 2015 that will settle in three years.
We have granted cash-settled Phantom Plan instruments under the Mueller Water Products, Inc. Phantom Plan (“Phantom Plan”). At December 31, 2015, the outstanding Phantom Plan instruments had a fair value of $8.60 per instrument and our liability for Phantom Plan instruments was $1.3 million.
We granted stock-based compensation awards under the 2006 Stock Plan, the Mueller Water Products, Inc. 2006 Employee Stock Purchase Plan and the Phantom Plan during the three months ended December 31, 2015 as follows.

	Number granted	Weighted average grant date fair value per instrument	Total grant date fair value (in millions)
Quarter ended December 31, 2015:
Restricted stock units	233,471	$9.38	$2.2
Employee stock purchase plan instruments	61,313	1.84	0.1
Phantom Plan awards	232,090	9.38	2.2
PRSUs: 2016 award	77,824	9.38	0.7
2015 award	80,229	9.38	0.8
2014 award	90,849	9.38	0.9
			$6.9
We recorded stock-based compensation expense of $2.4 million and $3.6 million during the three months ended December 31, 2015 and 2014, respectively. At December 31, 2015, there was approximately $6.7 million of unrecognized compensation expense related to stock-based compensation arrangements, and 235,876 PRSUs that have been awarded but not yet granted.

We excluded 1,042,254 of stock-based compensation instruments from the calculations of diluted earnings per share for the quarter ended December 31, 2015 since their inclusion would have been antidilutive. We recorded a net loss during the three months ended December 31, 2014; therefore, all stock-based compensation instruments were excluded from the diluted loss per share calculation since their inclusion would have been antidilutive.

Note 7.	Supplemental Balance Sheet Information
Selected supplemental balance sheet information is presented below.

	December 31,	September 30,
	2015	2015
	(in millions)
Inventories:
Purchased components and raw material	$79.6	$77.8
Work in process	44.5	40.7
Finished goods	105.2	100.6
	$229.3	$219.1
Property, plant and equipment:
Land	$9.4	$9.4
Buildings	81.0	79.3
Machinery and equipment	355.6	350.7
Construction in progress	17.9	20.1
	463.9	459.5
Accumulated depreciation	(316.5)	(310.6)
	$147.4	$148.9
Other current liabilities:
Compensation and benefits	$22.0	$30.5
Customer rebates	17.4	15.4
Taxes other than income taxes	3.4	4.0
Warranty	3.0	2.9
Income taxes	2.8	0.8
Environmental	1.7	1.9
Interest	0.5	0.5
Restructuring	—	0.1
Other	8.2	7.1
	$59.0	$63.2

Gross liabilities for unrecognized income tax benefits	$2.8	$2.6

Note 8.	Segment Information
Summarized financial information for our segments is presented below.

	Three months ended
	December 31,
	2015	2014
	(in millions)
Net sales, excluding intercompany:
Mueller Co.	$144.7	$145.1
Anvil	79.6	97.1
Mueller Technologies	18.4	19.6
	$242.7	$261.8
Intercompany sales:
Mueller Co.	$1.6	$1.9
Anvil	—	—
Mueller Technologies	—	—
	$1.6	$1.9
Operating income (loss):
Mueller Co.	$23.8	$12.4
Anvil	3.6	7.2
Mueller Technologies	(3.8)	(2.9)
Corporate	(8.7)	(8.6)
	$14.9	$8.1
Depreciation and amortization:
Mueller Co.	$8.4	$9.7
Anvil	3.4	3.6
Mueller Technologies	1.1	0.9
Corporate	0.1	0.1
	$13.0	$14.3
Restructuring:
Mueller Co.	$0.2	$8.1
Anvil	0.1	—
Mueller Technologies	0.5	—
Corporate	—	0.1
	$0.8	$8.2
Capital expenditures:
Mueller Co.	$3.6	$3.4
Anvil	1.6	2.6
Mueller Technologies	1.0	1.2
Corporate	0.1	—
	$6.3	$7.2

Note 9.	Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss is presented below.

	Minimum pension liability, net of tax	Foreign currency translation	Derivative instruments, net of tax	Total

Balance at September 30, 2015	$(59.4)	$(6.3)	$(1.6)	$(67.3)
Current period other comprehensive income (loss)	(2.6)	(1.5)	0.4	(3.7)
Balance at December 31, 2015	$(62.0)	$(7.8)	$(1.2)	$(71.0)

Note 10.	Commitments and Contingencies
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
In September 1987, we implemented an Administrative Consent Order (“ACO”) for our Burlington, New Jersey property, which was required under the New Jersey Environmental Cleanup Responsibility Act (now known as the Industrial Site Recovery Act). The ACO required soil and ground-water cleanup, and we completed, and received final approval on, the soil cleanup required by the ACO. We retained this property when we sold our former U.S. Pipe segment. We expect ground-water issues as well as issues associated with the demolition of former manufacturing facilities at this site will continue and remediation by us could be required. Long-term ground-water monitoring may also be required, but we do not know how long such monitoring would be required and do not believe monitoring or further remediation costs, if any, will have a material adverse effect on any of our financial statements.
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

The purchaser of U.S. Pipe has been identified as a “potentially responsible party” (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act (“Superfund”) in connection with a former manufacturing facility operated by U.S. Pipe that was in the vicinity of a Superfund site located in North Birmingham, Alabama. Under the terms of the acquisition agreement relating to our sale of U.S. Pipe, we agreed to indemnify the purchaser for certain environmental liabilities, including those arising out of the former manufacturing site located in North Birmingham. Accordingly, the purchaser tendered the matter to us for indemnification, which we accepted. Ultimate liability for the site will depend on many factors that have not yet been determined, including the determination of EPA’s remediation costs, the number and financial viability of the other PRPs (there are four other PRPs currently) and the determination of the final allocation of the costs among the PRPs, if any. Accordingly, because the amount of such costs cannot be reasonably estimated at this time, no amounts were accrued for this matter at December 31, 2015.
Walter Energy. Each member of the Walter Energy consolidated group, which included us (including our subsidiaries) through December 14, 2006, is jointly and severally liable for the federal income tax liability of each other member of the consolidated group for any year in which it is a member of the group at any time during such year. Accordingly, we could be liable in the event any such federal income tax liability is incurred, and not discharged, by any other member of the Walter Energy consolidated group for any period during which we were included in the Walter Energy consolidated group.
Walter Energy effectively controlled all of our tax decisions for periods during which we were a member of the Walter Energy consolidated group for federal income tax purposes and certain combined, consolidated or unitary state and local income tax groups. Under the terms of an income tax allocation agreement between us and Walter Energy, dated May 26, 2006, we generally computed our tax liability on a stand-alone basis, but Walter Energy has sole authority to respond to and conduct all tax proceedings (including tax audits) relating to our federal income and combined state tax returns, to file all such tax returns on our behalf and to determine the amount of our liability to (or entitlement to payment from) Walter Energy for such previous periods.
According to Walter Energy's quarterly report on Form 10-Q filed with the SEC on November 5, 2015 ("Walter November 2015 Filing"), a dispute exists with the IRS with regard to federal income taxes for years 1980 to 1994 and 1999 to 2001 allegedly owed by the Walter Energy consolidated group, which included U.S. Pipe during these periods. As a matter of law, we are jointly and severally liable for any final tax determination, which means we would be liable in the event Walter Energy is unable to pay any amounts owed. According to the Walter November 2015 Filing, at September 30, 2015, Walter Energy had $33.0 million of accruals for unrecognized tax benefits on the matters subject to disposition. In the Walter November 2015 Filing, Walter Energy stated it believed it had sufficient accruals to address any claims, including interest and penalties, and did not believe that any potential difference between any final settlements and amounts accrued would have a material effect on Walter Energy's financial position, but such potential difference could be material to its results of operations in a future reporting period.
Walter Energy filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in July 2015 which is pending before the Bankruptcy Court for the Northern District of Alabama (“Bankruptcy Case”). We continue to monitor the progress of the Bankruptcy Case to determine whether we could be liable for all or a portion of this federal income tax liability if it is incurred, and not discharged, for any period during which we were included in the Walter Energy consolidated group.
On January 11, 2016, the IRS filed a proof of claim in the Bankruptcy Case, alleging that Walter Energy owes amounts for prior taxable periods (specifically, 1983-1994, 2000-2002 and 2005) in an aggregate amount of $554.3 million ($229.1 million of which the IRS claims is entitled to priority status in the Bankruptcy Case). The IRS asserts that its claim is based on an alleged settlement of Walter Energy’s tax liability for the 1983-1995 taxable periods in connection with Walter Energy’s prior bankruptcy proceeding in the United States Bankruptcy Court for the Middle District of Florida. In the proof of claim, the IRS included an alternative calculation in the event the alleged settlement of the prior bankruptcy court is found to be non-binding, which provides for a claim by the IRS in an aggregate amount of $860.4 million ($535.3 million of which the IRS claims is entitled to priority status in the Bankruptcy Case).
We cannot predict whether or to what extent we may become liable for the tax-related amounts of the Walter Energy consolidated group asserted in the IRS’ proof of claim filed in the Bankruptcy Case, in part, because: (i) the amounts owed by the Walter Energy consolidated group for the certain of the taxable periods from 1980 through 2006 remain unresolved; (ii) it is unclear whether Walter Energy will be obligated or able to pay any or all of such amounts owed; (iii) it is unclear what priority, if any, the IRS will receive in the Bankruptcy Case with respect to its claims against Walter Energy; and (iv) in the event Walter Energy does not discharge all tax obligations for the consolidated group, it is unclear whether and to what extent the IRS will seek to enforce claims against us and any other member of the Walter Energy consolidated group. Walter Energy stated in the Walter November 2015 Filing that it believes its tax filing positions have substantial merit and it intends to vigorously defend the claims asserted by the IRS. We also intend to vigorously assert any and all available defenses against any liability we may have as a member of the Walter Energy consolidated group. However, we cannot currently estimate our liability, if any, relating to the tax-related liabilities of Walter Energy’s consolidated tax group for tax years prior to 2007, and such liability could have a material adverse effect on our business, financial condition, liquidity or results of operations.
In accordance with the income tax allocation agreement entered into in connection with our spin-off from Walter Energy, Walter Energy used certain tax assets of one of our predecessors in its calendar 2006 tax return for which payment to us is required. The income tax allocation agreement only requires Walter Energy to make the payment upon realization of this tax benefit by receiving a refund or otherwise offsetting taxes due. Walter Energy owes us $11.6 million that is payable pending completion of an IRS audit of Walter Energy’s 2006 tax year and the related refund of tax from that year. As a result of the Bankruptcy Case, we wrote off this receivable during the quarter ended September 30, 2015.
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
Additionally, in connection with the sale of assets and the divestiture of businesses, such as the divestiture of our former U.S. Pipe segment, we may agree to indemnify buyers and related parties for certain losses or liabilities incurred by these parties with respect to: (i) the representations and warranties made by us to these parties in connection with the sale and (ii) liabilities related to the pre-closing operations of the assets or business sold. Indemnities related to pre-closing operations generally include certain environmental, tax and other liabilities not assumed by these parties in the transaction.
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
Other Matters. Anvil is in a dispute with Victaulic Company (“Victaulic”) regarding two patents held by Victaulic, U.S. Patent 7,086,131 (“131 Patent”) and U.S. Patent 7,712,796 (“796 Patent” and collectively with the 131 Patent, “U.S. Patents”), which Anvil believes are invalid. The U.S. Patents potentially relate to a coupling product currently manufactured and marketed by Anvil. Anvil filed multiple reexamination requests with the U.S. Patent and Trademark Office (“PTO”) regarding the U.S. Patents, and the PTO granted the requests. Although the PTO examiner initially invalidated most of the claims of the 796 Patent, the PTO examiner affirmed the validity of the 796 Patent in September 2014. In April 2015, the PTO examiner invalidated the original claim of the 131 Patent but found several claims added during reexamination that appear substantially similar to those included in the 796 Patent patentable. The PTO examiners’ decisions with respect to the U.S. Patents have been appealed by Anvil and Victaulic. Relatedly, Anvil and Victaulic are engaged in lawsuits in the U.S. District Court for the Northern District of Georgia and in the Federal Court of Toronto, Ontario, Canada. The Georgia District Court litigation has been stayed pending the final outcome of the ongoing reexaminations of the U.S. Patents by the PTO. Although Anvil intends to continue to vigorously contest the validity of the U.S. Patents, as well as Victaulic’s related patents in Canada, and to defend itself against any counterclaims made by Victaulic, the probability of a favorable or unfavorable outcome with respect to these proceedings is unknown. Any number of potential outcomes is possible due to the multiple claims associated with the proceedings, each of which is in different stages and subject to appeal. Further, there are a number of highly complex factual and technical issues involved, and it is uncertain whether a favorable or unfavorable result with respect to a particular ruling or proceeding will impact the other matters in controversy. Accordingly, we have not recorded any accrual with respect to these proceedings and a range of liability is not reasonably estimable.
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
On January 27, 2016, our board of directors declared a dividend of $0.02 per share on our common stock, payable on or about February 19, 2016 to stockholders of record at the close of business on February 10, 2016.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto that appear elsewhere in this report. This report contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements that address activities, events or developments that we intend, expect, plan, project, believe or anticipate will or may occur in the future are forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements we make regarding our expectations for net sales and operating income margins in 2016 and the outlook for general economic conditions, spending by municipalities and the residential and non-residential construction markets and the impacts of these factors on our business and our expected financial performance in 2016. Forward-looking statements are based on certain assumptions and assessments made by us in light of our experience and perception of historical trends, current conditions and expected future developments. Actual results and the timing of events may differ materially from those contemplated by the forward-looking statements due to a number of factors, including regional, national or global political, economic, business, competitive, market and regulatory conditions and the other factors described under the section entitled “RISK FACTORS” in Item 1A. of our annual report on Form 10-K for the year ended September 30, 2015 (“Annual Report”) and of this quarterly report on Form 10-Q for the quarter ended December 31, 2015. Undue reliance should not be placed on any forward-looking statements. The Company does not have any intention or obligation to update forward-looking statements, except as required by law.
Unless the context indicates otherwise, whenever we refer to a particular year, we mean our fiscal year ended or ending September 30 in that particular calendar year. We manage our businesses and report operations through three business segments, Mueller Co., Anvil and Mueller Technologies based largely on the products sold and the customers served.
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
Municipal spending in 2015 was relatively strong compared with the prior year period and economic forecasts predict this trend will continue. According to the U.S. Bureau of Economic Analysis, state and local tax receipts for the quarter ended December 31, 2015 were up year-over-year and, according to the U.S. Department of Labor, the trailing twelve-month average consumer price index for water and sewerage rates at December 31, 2015 increased 4.4%. However, water conservation efforts, particularly in areas impacted by drought conditions, have resulted in lower overall receipts for some U.S. water utilities.
The year-over-year percentage change in housing starts is a key indicator of demand for Mueller Co.’s products sold in the residential construction market. In December 2015, Zelman & Associates forecasted a 10% increase in U.S. housing starts for calendar 2016 compared to the prior year, and in January 2016, Blue Chip Consensus forecasted an 11% increase.
We expect 2016 second quarter domestic shipments of valves, hydrants and brass products to grow in the low to mid-single digits percentage range on a year-over-year basis. We also expect lower shipments of water treatment valves and unfavorable Canadian currency exchange rates to partially offset this growth. Mueller Co. announced a price increase on valves and hydrants effective in February for its U.S. and Canadian markets. We believe that customers in the U.S. will accelerate some orders prior to the effective date of the price increase, and that this acceleration will be similar to that of the prior year period. Overall, Mueller Co. net sales and operating income for the 2016 second quarter are expected to increase only slightly compared to the prior year.
Anvil
In 2015, approximately 85% of Anvil’s net sales were generated by non-residential construction spending. Several leading indicators related to non-residential construction appear to be signaling growth in this market. For example, the Architectural Billings Index for December 2015 remained above 50, which indicates growth, and Blue Chip Consensus has forecasted a 3.9% increase in non-residential fixed investment in calendar 2016 compared to calendar 2015.
Sales to the oil & gas markets accounted for approximately 10% of Anvil’s net sales in the 2016 first quarter, down from approximately 20% in the prior year period. The trend in rig counts correlates with the direction of demand for Anvil’s products that are sold into these markets. According to Baker Hughes Incorporated, U.S. land-based rig counts in December 2015 represented a year-over-year decline of approximately 65%.
We expect Anvil’s net sales in the 2016 second quarter to be essentially flat compared to the prior year. We expect shipments into the oil & gas markets to decline approximately 40%, but we expect shipments to Anvil's other markets to offset this decline. We expect year-over-year declines for shipments into the oil & gas markets to slow in the second half of the year. Finally, we expect Anvil to realize savings from cost reduction projects and lower raw material costs, but these savings should be offset by an unfavorable product mix. As a result, we expect Anvil's operating income in the 2016 second quarter will be essentially flat compared to the prior year.
Mueller Technologies
The municipal market is the key end market for Mueller Technologies. These businesses are project-oriented and depend on customer adoption of their technology-based products and services. Mueller Systems is benefiting from its recent introduction of new, longer-range radio capabilities, and its growth strategy is focused on the AMI segment of the market. We ended the 2016 first quarter with higher AMI backlog and projects awarded for Mueller Systems and a greater number of projects under contract at Echologics, in each case compared to the prior year.
We expect Mueller Technologies’ net sales in the 2016 second quarter to be slightly lower than in the prior year period. We expect continued year-over-year growth in sales of AMI systems. We also expect its operating loss to improve slightly due to a more favorable product mix.
Consolidated
On a consolidated basis, we expect 2016 year-over-year net sales percentage growth in the low to mid-single digits with stronger growth at Mueller Co. and Mueller Technologies. We expect higher operating income and operating margin, driven primarily by a favorable mix of our higher-margin products at Mueller Co.

Results of Operations
Three Months Ended December 31, 2015 Compared to Three Months Ended December 31, 2014

	Three months ended December 31, 2015
	Mueller Co.	Anvil	Mueller Technologies	Corporate	Total
	(in millions)
Net sales	$144.7	$79.6	$18.4	$—	$242.7
Gross profit	$44.0	$21.1	$3.6	$—	$68.7
Operating expenses:
Selling, general and administrative	20.0	17.4	6.9	8.7	53.0
Restructuring	0.2	0.1	0.5	—	0.8
	20.2	17.5	7.4	8.7	53.8
Operating income (loss)	$23.8	$3.6	$(3.8)	$(8.7)	14.9
Interest expense, net					6.1
Income before income taxes					8.8
Income tax expense					2.6
Net income					$6.2

	Three months ended December 31, 2014
	Mueller Co.	Anvil	Mueller Technologies	Corporate	Total
	(in millions)
Net sales	$145.1	$97.1	$19.6	$—	$261.8
Gross profit	$41.3	$26.1	$3.9	$—	$71.3
Operating expenses:
Selling, general and administrative	20.8	18.9	6.8	8.5	55.0
Restructuring	8.1	—	—	0.1	8.2
	28.9	18.9	6.8	8.6	63.2
Operating income (loss)	$12.4	$7.2	$(2.9)	$(8.6)	8.1
Interest expense, net					9.4
Loss on early extinguishment of debt					31.3
Loss before income taxes					(32.6)
Income tax benefit					(12.4)
Net loss					$(20.2)
Consolidated Analysis
Net sales for the quarter ended December 31, 2015 declined $19.1 million to $242.7 million from $261.8 million due primarily to $15.9 million of lower shipment volumes at Anvil, $2.1 million related to the divestiture of our Canadian municipal castings business in December 2014 and $2.3 million from unfavorable Canadian currency exchange rates.
Gross profit for the quarter ended December 31, 2015 declined $2.6 million to $68.7 million from $71.3 million in the prior year period primarily due to Anvil's lower shipment volumes. Gross margin increased to 28.3% for the quarter ended December 31, 2015 compared to 27.2% in the prior year period. This improvement was driven mostly by lower raw material and other costs.
Selling, general and administrative expenses (“SG&A”) for the quarter ended December 31, 2015 decreased to $53.0 million from $55.0 million in the prior year period due primarily to lower personnel-related expenses at Mueller Co. and Anvil. SG&A as a percentage of net sales was 21.8% in the quarter ended December 31, 2015 and 21.0% in the prior year period.

Interest expense, net declined $3.3 million in the quarter ended December 31, 2015 compared to the prior year period. The components of interest expense, net are provided below. We entered into the Term Loan in November 2014 and used the proceeds, along with other cash, to repay the Senior Subordinated Notes and the Senior Unsecured Notes.

	Three months ended
	December 31,
	2015	2014
	(in millions)
Term Loan	$5.2	$2.1
Deferred financing costs amortization	0.5	0.5
ABL Agreement	0.3	0.3
7.375% Senior Subordinated Notes	—	4.0
8.75% Senior Unsecured Notes	—	2.4
Other interest expense	0.1	0.2
	6.1	9.5
Interest income	—	(0.1)
	$6.1	$9.4
Segment Analysis
Mueller Co.
Net sales for the quarter ended December 31, 2015 were essentially flat at $144.7 million compared to $145.1 million in the prior year period. Domestic net sales of valves, hydrants and brass products increased $6.9 million driven by both residential construction and municipal spending. This increase was offset by $4.1 million of lower sales of Henry Pratt's water treatment valves, the $2.1 million effect of divesting our Canadian municipal castings business in the prior year period and $1.6 million from unfavorable Canadian currency exchange rates.
Gross profit for the quarter ended December 31, 2015 increased to $44.0 million from $41.3 million in the prior year period due to a favorable mix of higher-margin products, lower raw material costs and lower other costs. Gross margin increased to 30.4% for the quarter ended December 31, 2015 compared to 28.5% in the prior year period.
SG&A for the quarter ended December 31, 2015 decreased to $20.0 million from $20.8 million in the prior year period. SG&A was 13.8% and 14.3% of net sales for the quarters ended December 31, 2015 and 2014, respectively.
Anvil
Net sales for the quarter ended December 31, 2015 declined to $79.6 million from $97.1 million in the prior year period primarily due to $15.9 million of lower shipment volumes primarily into the oil & gas markets.
Gross profit for the quarter ended December 31, 2015 decreased to $21.1 million from $26.1 million in the prior year period due to lower shipment volumes of higher-margin oil & gas markets products, partially offset by lower raw material and other costs. Gross margin was 26.5% in the quarter ended December 31, 2015 compared to 26.9% in the prior year period.
SG&A decreased to $17.4 million in the quarter ended December 31, 2015 from $18.9 million in the prior year period primarily due to lower personnel-related expenses. SG&A was 21.9% and 19.5% of net sales for the quarters ended December 31, 2015 and 2014, respectively.
Mueller Technologies
Net sales in the quarter ended December 31, 2015 declined to $18.4 million from $19.6 million in the prior year period primarily due to lower shipment volumes. The decrease in net sales was primarily due to a decline in shipments of visual read and AMR meters.
Gross profit in the quarter ended December 31, 2015 was $3.6 million compared to $3.9 million in the prior year period. Gross margin declined to 19.6% in the quarter ended December 31, 2015 compared to 19.9% in the prior year period.

SG&A stayed relatively flat at $6.9 million in the quarter ended December 31, 2015 compared to $6.8 million in the prior year period. SG&A increased due to additional business development investments in Echologics, which were mostly offset by reduced personnel-related expenses at Mueller Systems. SG&A increased to 37.5% of net sales for the quarter ended December 31, 2015 from 34.7% of net sales in the prior year period.
Corporate
SG&A was $8.7 million in the quarter ended December 31, 2015 compared to $8.5 million in the prior year period.
Liquidity and Capital Resources
We refinanced our debt in November 2014 by repaying all of our Senior Subordinated Notes and Senior Unsecured Notes and entering into a $500.0 million term loan that matures on November 25, 2021.
We had cash and cash equivalents of $104.5 million at December 31, 2015 and $143.9 million of additional borrowing capacity under our ABL Agreement based on December 31, 2015 data. Undistributed earnings from our subsidiaries in Canada and China are considered to be permanently invested outside the United States. At December 31, 2015, cash and cash equivalents included $18.7 million and $6.4 million in Canada and China, respectively.
The ABL Agreement and Term Loan contain customary representations and warranties, covenants and provisions governing an event of default.  The covenants restrict our ability to engage in certain specified activities, including but not limited to the payment of dividends and the redemption of our common stock.
Cash flows from operating activities are categorized below.

	Three months ended
	December 31,
	2015	2014
	(in millions)
Collections from customers	$275.1	$303.2
Disbursements, other than interest and income taxes	(266.4)	(309.9)
Interest payments, net	(5.4)	(20.2)
Income tax payments, net	(0.8)	(0.2)
Cash provided by operating activities	$2.5	$(27.1)
Collections from customers were lower during the three months ended December 31, 2015 compared to the prior year period due to decreased net sales compared to a year ago and the timing of cash receipts.
Decreased disbursements, other than interest and income taxes, during the three months ended December 31, 2015 reflect lower purchasing activity and differences in the timing of expenditures.
Interest payments were lower during the three months ended December 31, 2015 compared to the prior year period due the reduced interest expense under the new debt structure described above and higher interest payments related to the debt that was retired in November 2014.
Income tax payments were higher during the three months ended December 31, 2015 compared to the prior year period because we have exhausted our net operating loss carryforwards for U.S. federal income taxes. For the full year, we expect 2016 income tax payments to be substantially higher than the $13.3 million paid in 2015.
Capital expenditures were $6.3 million in the three months ended December 31, 2015 compared to $7.2 million in the prior year period. We estimate 2016 capital expenditures will be between $38 million and $40 million.
We anticipate that our existing cash, cash equivalents and borrowing capacity combined with our expected operating cash flows will be sufficient to meet our anticipated operating expenses, income tax payments, capital expenditures and debt service obligations as they become due through December 31, 2016. However, our ability to make these payments will depend partly upon our future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control.

ABL Agreement
At December 31, 2015, the ABL Agreement consisted of a revolving credit facility for up to $225 million of revolving credit borrowings, swing line loans and letters of credit. The ABL Agreement permits us to increase the size of the credit facility by an additional $150 million in certain circumstances subject to adequate borrowing base availability. We may borrow up to $25 million through swing line loans and may have up to $60 million of letters of credit outstanding.
Borrowings under the ABL Agreement bear interest at a floating rate equal to LIBOR, plus a margin ranging from 175 to 225 basis points, or a base rate, as defined in the ABL Agreement, plus a margin ranging from 75 to 125 basis points. At December 31, 2015, the applicable LIBOR-based margin was 175 basis points.
The ABL Agreement terminates on December 18, 2017. We pay a commitment fee for any unused borrowing capacity under the ABL Agreement of either 37.5 basis points per annum or 25 basis points per annum, based on daily average availability during the previous calendar quarter. At December 31, 2015, our commitment fee was 37.5 basis points.
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
Term Loan
We had $495.0 million face value outstanding under the Term Loan at December 31, 2015. Term Loan borrowings accrue interest at a floating rate equal to LIBOR, subject to a floor of 0.75%, plus 325 basis points. We may voluntarily repay amounts borrowed under the Term Loan at any time. The principal amount of the Term Loan is required to be repaid in quarterly installments of $1.25 million. The Term Loan matures on November 25, 2021. The Term Loan is guaranteed by substantially all of our U.S. subsidiaries and secured by essentially all of our assets, though the ABL Agreement has a senior claim on certain collateral securing borrowings thereunder.
Our corporate credit rating and the credit rating for our debt are presented below.

	Moody’s		Standard & Poor's
	December 31,	September 30,	December 31,	September 30,
	2015	2015	2015	2015
Corporate credit rating	Ba3	B1	BB-	BB-
ABL Agreement	Not rated	Not rated	Not rated	Not rated
Term Loan	Ba3	B2	BB	BB
Outlook	Stable	Stable	Stable	Stable
Off-Balance Sheet Arrangements
We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose” entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, at December 31, 2015 we did not have any undisclosed borrowings, debt, derivative contracts or synthetic leases. Therefore, we were not exposed to any financing, liquidity, market or credit risk that could have arisen had we engaged in such relationships.
We use letters of credit and surety bonds in the ordinary course of business to ensure the performance of contractual obligations. At December 31, 2015, we had $25.8 million of letters of credit and $29.4 million of surety bonds outstanding.

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
Interest Rate Swap Contracts
We have four interest rate swap contracts with forward start dates. We expect these swap contracts will fix the effective interest rate on $150.0 million of our borrowings under the Term Loan at 5.591% from September 30, 2016 through September 30, 2021. These swap contracts are accounted for as effective hedges. In connection with these swap contracts, we recorded after-tax gains of $0.4 million in the three months ended December 31, 2015, which were reported as other comprehensive income. These swap contracts had a liability fair value of $1.9 million at December 31, 2015, which is included in other noncurrent liabilities.

Item 4.	CONTROLS AND PROCEDURES
During the quarter ended December 31, 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Risks Relating to Our Relationship with Walter Energy
We may have liability for federal income tax allegedly owed by Walter Energy.
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
According to Walter Energy's quarterly report on Form 10-Q filed with the SEC on November 5, 2015 (“Walter November 2015 Filing”), a dispute exists with the IRS with regard to federal income taxes for years 1980 to 1994 and 1999 to 2001 allegedly owed by the Walter Energy consolidated group, which included U.S. Pipe during these periods. As a matter of law, we are jointly and severally liable for any final tax determination, which means we would be liable in the event Walter Energy is unable to pay any amounts owed. According the Walter November 2015 Filing, at September 30, 2015, Walter Energy had $33.0 million of accruals for unrecognized tax benefits on the matters subject to disposition. In the Walter November 2015 Filing, Walter Energy stated it believed it had sufficient accruals to address any claims, including interest and penalties, and did not believe that any potential difference between any final settlements and amounts accrued would have a material effect on Walter Energy's financial position, but such potential difference could be material to its results of operations in a future reporting period.
Walter Energy filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in July 2015 that is pending before the Bankruptcy Court for the Northern District of Alabama (“Bankruptcy Case”). We continue to monitor the progress of the Bankruptcy Case to determine whether we could be liable for all or a portion of this federal income tax liability if it is incurred, and not discharged, for any period during which we were included in the Walter Energy consolidated group.
On January 11, 2016, the IRS filed a proof of claim in the Bankruptcy Case, alleging that Walter Energy owes income taxes for prior taxable periods (specifically, 1983-1994, 2000-2002 and 2005) in an aggregate amount of $554.3 million ($229.1 million of which the IRS claims is entitled to priority status in the Bankruptcy Case). The IRS asserts that its claim is based on an alleged settlement of Walter Energy’s tax liability for the 1983-1995 taxable periods in connection with Walter Energy’s prior bankruptcy proceeding in the United States Bankruptcy Court for the Middle District of Florida. In the proof of claim, the IRS included an alternative calculation in the event the alleged settlement of the prior bankruptcy court is found to be non-binding, which provides for a claim by the IRS in an aggregate amount of $860.4 million ($535.3 million of which the IRS claims is entitled to priority status in the Bankruptcy Case).

Table of Contents
Index to Financial Statements

We cannot predict whether or to what extent we may become liable for the federal income taxes of the Walter Energy consolidated group asserted in the IRS’ proof of claim filed in the Bankruptcy Case, in part, because: (i) the amount of taxes owed by the Walter Energy consolidated group for certain of the taxable periods from 1980 through 2006 remains unresolved; (ii) it is unclear whether Walter Energy will be obligated or able to pay any or all of such amounts owed; (iii) it is unclear what priority, if any, the IRS will receive in the Bankruptcy Case with respect to its claims against Walter Energy; and (iv) in the event Walter Energy does not discharge all tax obligations for the consolidated group, it is unclear whether and to what extent the IRS will seek to enforce tax claims against us and any other member of the Walter Energy consolidated group. Walter Energy stated in the Walter November 2015 Filing that it believes its tax filing positions have substantial merit and it intends to vigorously defend the tax claims asserted by the IRS. We also intend to vigorously assert any and all available defenses against any liability we may have as a member of the Walter Energy consolidated group. However, we cannot currently estimate our liability, if any, relating to the federal income tax liability of Walter Energy’s consolidated tax group for tax years prior to 2007, and such liability could have a material adverse effect on our business, financial condition, liquidity or results of operations.
The tax allocation agreement between us and Walter Energy allocates to us certain tax risks associated with the Spin-off.
Walter Energy effectively controlled all of our tax decisions for periods during which we were a member of the Walter Energy consolidated group for federal income tax purposes and certain combined, consolidated or unitary state and local income tax groups. Under the terms of an income tax allocation agreement between us and Walter Energy dated May 26, 2006, we generally computed our tax liability on a stand-alone basis, but Walter Energy has sole authority to respond to and conduct all tax proceedings (including tax audits) relating to our federal income and combined state returns, to file all such returns on our behalf and to determine the amount of our liability to (or entitlement to payment from) Walter Energy for such periods. This arrangement may result in conflicts of interests between us and Walter Energy. In addition, our tax allocation agreement provides that if the Spin-off is determined not to be tax-free pursuant to Section 355 of the Internal Revenue Code of 1986, as amended, we generally will be responsible for any taxes incurred by Walter Energy or its shareholders if such taxes result from certain of our actions or omissions and for a percentage of any such taxes that are not a result of our actions or omissions or Walter Energy’s actions or omissions or taxes based on our market value relative to Walter Energy’s market value. Additionally, to the extent Walter Energy is unable to pay taxes, if any, attributable to the Spin-off and for which it is responsible under our tax allocation agreement, we could be liable for those taxes as a result of being a member of the Walter Energy consolidated federal income tax group for 2006, the year in which the Spin-off occurred. We believe Walter Energy’s calendar 2006 income tax returns are still open for federal examination.
In accordance with the income tax allocation agreement, Walter Energy used certain tax assets of one of our predecessors in its calendar 2006 tax return for which payment to us is required. The income tax allocation agreement only requires Walter Energy to make the payment upon realization of this tax benefit by receiving a refund or otherwise offsetting taxes due. Walter Energy owes us $11.6 million that is payable pending completion of an IRS audit of Walter Energy’s 2006 tax year and the related refund of tax from that year. As a result of the Bankruptcy Case, we wrote off this receivable during the quarter ended September 30, 2015.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the quarter ended December 31, 2015, we repurchased shares of our common stock, including shares surrendered to us to pay the tax withholding obligations of participants in connection with the lapsing of restrictions on restricted stock units, as follows.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publically announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs (in millions)
October 1-31, 2015	—	$—	—	$—
November 1-30, 2015	40,625	9.33	—	—
December 1-31, 2015	271,128	9.33	—	—
Total	311,753	$9.33	—	$—

Item 6.	EXHIBITS

Exhibit No.	Document
10.3.1**
Mueller Water Products, Inc. Second Amended and Restated 2006 Stock Incentive Plan. Incorporated by reference to Exhibit D to Mueller Water Products, Inc. Form DEF 14A (File no. 001-32892) filed on January 15, 2006.

10.6.1**
Mueller Water Products, Inc. Amended and Restated 2006 Employee Stock Purchase Plan. Incorporated by reference to Exhibit C to Mueller Water Products, Inc. Form DEF 14A (File no. 001-32892) filed on January 15, 2006.

10.17.1**
Mueller Water Products, Inc. Amended and Restated 2010 Management Incentive Plan. Incorporated by reference to Exhibit B to Mueller Water Products, Inc. Form DEF 14A (File no. 001-32892) filed on January 15, 2006.

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
101*
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language), (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Other Comprehensive Loss, (iv) the Condensed Consolidated Statements of Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements.

*     Filed with this quarterly report
**     Management compensatory plan, contract, or arrangement
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MUELLER WATER PRODUCTS, INC.
Date:	February 9, 2016	By:	/s/ Evan L. Hart
Evan L. Hart
Chief Financial Officer