Form 10-Q
period 2016-03-31
Mueller Water Products, Inc.
filed 2016-05-09
CIK 1350593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
☐                       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
There were 161,550,146 shares of common stock of the registrant outstanding at April 30, 2016.

PART I

Item 1.	FINANCIAL STATEMENTS
MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	September 30,
	2016	2015
	(in millions, except share amounts)
Assets:
Cash and cash equivalents	$93.6	$113.1
Receivables, net	185.3	175.3
Inventories	221.5	219.1
Deferred income taxes	—	28.3
Other current assets	14.8	13.7
Total current assets	515.2	549.5
Property, plant and equipment, net	148.8	148.9
Intangible assets	496.6	507.3
Other noncurrent assets	24.5	24.1
Total assets	$1,185.1	$1,229.8

Liabilities and equity:
Current portion of long-term debt	$5.9	$6.1
Accounts payable	74.4	98.7
Other current liabilities	57.3	63.2
Total current liabilities	137.6	168.0
Long-term debt	481.0	482.9
Deferred income taxes	113.4	145.3
Other noncurrent liabilities	79.7	65.8
Total liabilities	811.7	862.0

Commitments and contingencies (Note 10)

Common stock: 600,000,000 shares authorized; 161,481,039 and 160,497,841 shares outstanding at March 31, 2016 and September 30, 2015, respectively	1.6	1.6
Additional paid-in capital	1,564.7	1,574.8
Accumulated deficit	(1,120.9)	(1,142.8)
Accumulated other comprehensive loss	(73.3)	(67.3)
Total Company stockholders’ equity	372.1	366.3
Noncontrolling interest	1.3	1.5
Total equity	373.4	367.8
Total liabilities and equity	$1,185.1	$1,229.8

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended		Six months ended
	March 31,		March 31,
	2016	2015	2016	2015
	(in millions, except per share amounts)
Net sales	$283.6	$290.3	$526.3	$552.1
Cost of sales	198.7	208.2	372.7	398.7
Gross profit	84.9	82.1	153.6	153.4
Operating expenses:
Selling, general and administrative	54.7	55.8	107.7	110.8
Restructuring	0.9	0.7	1.7	8.9
Total operating expenses	55.6	56.5	109.4	119.7
Operating income	29.3	25.6	44.2	33.7
Interest expense, net	5.9	6.1	12.0	15.5
Loss on early extinguishment of debt	—	—	—	31.3
Income (loss) before income taxes	23.4	19.5	32.2	(13.1)
Income tax expense (benefit)	7.7	7.2	10.3	(5.2)
Net income (loss)	$15.7	$12.3	$21.9	$(7.9)

Net income (loss) per share:
Basic	$0.10	$0.08	$0.14	$(0.05)
Diluted	$0.10	$0.08	$0.13	$(0.05)

Weighted average shares outstanding:
Basic	161.3	160.7	161.0	160.4
Diluted	163.1	163.3	163.1	160.4

Dividends declared per share	$0.0500	$0.0175	$0.0700	$0.0350

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three months ended		Six months ended
	March 31,		March 31,
	2016	2015	2016	2015
	(in millions)
Net income (loss)	$15.7	$12.3	$21.9	$(7.9)
Other comprehensive loss:
Minimum pension liability	(4.2)	(5.3)	(8.4)	(10.5)
Income tax effects	1.7	2.1	3.3	4.1
Foreign currency translation	2.5	(3.6)	1.0	(5.7)
Derivative fair value change	(3.8)	—	(3.1)	—
Income tax effects	1.5	—	1.2	—
	(2.3)	(6.8)	(6.0)	(12.1)
Comprehensive income (loss)	$13.4	$5.5	$15.9	$(20.0)

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF EQUITY SIX MONTHS ENDED MARCH 31, 2016 (UNAUDITED)

	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Non-controlling interest	Total
	(in millions)
Balance at September 30, 2015	$1.6	$1,574.8	$(1,142.8)	$(67.3)	$1.5	$367.8
Net income	—	—	21.9	—	(0.2)	21.7
Dividends declared	—	(11.2)	—	—	—	(11.2)
Shares retained for employee taxes	—	(3.2)	—	—	—	(3.2)
Stock-based compensation	—	2.7	—	—	—	2.7
Stock issued under stock compensation plans	—	1.6	—	—	—	1.6
Other comprehensive loss, net of tax	—	—	—	(6.0)	—	(6.0)
Balance at March 31, 2016	$1.6	$1,564.7	$(1,120.9)	$(73.3)	$1.3	$373.4

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended
	March 31,
	2016	2015
	(in millions)
Operating activities:
Net income (loss)	$21.9	$(7.9)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	14.0	14.1
Amortization	12.1	14.6
Stock-based compensation	2.7	3.4
Retirement plans	2.3	0.3
Deferred income taxes	—	(1.8)
Loss on early extinguishment of debt	—	31.3
Other, net	1.0	4.3
Changes in assets and liabilities:
Receivables	(9.6)	(7.0)
Inventories	(2.0)	(28.3)
Other assets	(1.3)	(2.4)
Liabilities	(34.2)	(59.5)
Net cash provided by (used in) operating activities	6.9	(38.9)
Investing activities:
Capital expenditures	(15.3)	(17.0)
Proceeds from sales of assets	0.1	4.8
Other	—	0.3
Net cash used in investing activities	(15.2)	(11.9)
Financing activities:
Dividends paid	(6.4)	(5.6)
Employee taxes related to stock-based compensation	(3.2)	(2.2)
Repayments of debt	(2.5)	(571.4)
Issuance of debt	—	512.5
Issuance of common stock	1.6	2.0
Deferred financing costs	(0.1)	(8.4)
Other	(0.7)	0.7
Net cash used in financing activities	(11.3)	(72.4)
Effect of currency exchange rate changes on cash	0.1	(3.8)
Net change in cash and cash equivalents	(19.5)	(127.0)
Cash and cash equivalents at beginning of period	113.1	161.1
Cash and cash equivalents at end of period	$93.6	$34.1

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization
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
Mueller Co. owns a 49% ownership interest in an industrial valve joint venture. Due to substantive control features in the operating agreement, all of the joint venture’s assets, liabilities and results of operations are included in our consolidated financial statements. The net loss attributable to noncontrolling interest is included in selling, general and administrative expenses. Noncontrolling interest is recorded at its carrying value, which approximates fair value.
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
At March 31, 2016, we adopted FASB Accounting Standards Update 2016-09 Improvements to Employee Share-Based Payment Accounting. Most significantly, this update changes the accounting for “excess tax benefits” related to stock-based compensation awards by requiring such benefits be included in earnings, rather than recorded directly to additional paid-in capital. During the quarter ended December 31, 2015, we recorded $0.7 million in excess tax benefits as a credit to additional paid-in capital. During the quarter ended March 31, 2016, we recognized this amount as a reduction to income tax expense.
At December 31, 2015, we adopted FASB Accounting Standards Update 2015-17 Balance Sheet Classification of Deferred Taxes, which requires that all deferred tax assets and deferred tax liabilities, netted by tax jurisdiction, be classified as noncurrent on the balance sheet. The prior period condensed consolidated balance sheet has not been reclassified.
During the quarter ended March 31, 2016, FASB issued Accounting Standards Update 2016-02 Leases, which will require us to recognize lease assets and lease liabilities for those leases currently referred to as operating leases. This requirement is effective for our fiscal year 2020, though early adoption is permitted. The update allows for several different methods of application and adoption of the requirement. We are currently evaluating these methods, in what period we will adopt the requirement, and the impact of this requirement, which we do not believe will be material to our consolidated financial statements as a whole.

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

Note 3.	Borrowing Arrangements
The components of our long-term debt are presented below.

	March 31,	September 30,
	2016	2015
	(in millions)
ABL Agreement	$—	$—
Term Loan	491.7	494.0
Other	2.1	2.4
Deferred financing costs	(6.9)	(7.4)
	486.9	489.0
Less current portion	(5.9)	(6.1)
Long-term debt	$481.0	$482.9
ABL Agreement. At March 31, 2016, our asset based lending agreement (“ABL Agreement”) consisted of a revolving credit facility for up to $225 million of revolving credit borrowings, swing line loans and letters of credit. The ABL Agreement permits us to increase the size of the credit facility by an additional $150 million in certain circumstances subject to adequate borrowing base availability. We may borrow up to $25 million through swing line loans and may have up to $60 million of letters of credit outstanding.
Borrowings under the ABL Agreement bear interest at a floating rate equal to LIBOR, plus a margin ranging from 175 to 225 basis points, or a base rate, as defined in the ABL Agreement, plus a margin ranging from 75 to 125 basis points. At March 31, 2016, the applicable rate was LIBOR plus 175 basis points.
The ABL Agreement terminates on December 18, 2017. We pay a commitment fee for any unused borrowing capacity under the ABL Agreement of either 37.5 basis points per annum or 25 basis points per annum, based on daily average availability during the previous calendar quarter. At March 31, 2016, our commitment fee was 37.5 basis points. Our obligations under the ABL Agreement are secured by a first-priority perfected lien on all of our U.S. receivables and inventories, certain cash and other supporting obligations. Borrowings are not subject to any financial maintenance covenants unless excess availability is less than the greater of $22.5 million and 10% of the aggregate commitments under the ABL Agreement. Excess availability based on March 31, 2016 data, as reduced by outstanding letters of credit, interest rate swap contract liabilities and accrued fees and expenses of $27.8 million, was $179.8 million.
Term Loan. On November 25, 2014, we entered into a $500.0 million senior secured term loan (“Term Loan”). The proceeds from the Term Loan, along with other cash, were used to prepay our 7.375% Senior Subordinated Notes and 8.75% Senior Unsecured Notes and to satisfy and discharge our obligations under the respective indentures. We recorded a loss on early extinguishment of debt of $31.3 million.
The Term Loan accrues interest at a floating rate equal to LIBOR, subject to a floor of 0.75%, plus 325 basis points. At March 31, 2016, the weighted-average effective interest rate was 4.02%. We may voluntarily repay amounts borrowed under the Term Loan at any time. The principal amount of the Term Loan is required to be repaid in quarterly installments of $1.25 million, with any remaining principal due on November 25, 2021. The Term Loan is guaranteed by substantially all of our U.S. subsidiaries and is secured by essentially all of our assets, although the ABL Agreement has a senior claim on certain collateral securing borrowings thereunder. The Term Loan is reported net of unamortized discount of $2.0 million. Based on quoted market prices, the outstanding Term Loan had a fair value of $495.0 million at March 31, 2016.
The Term Loan contains affirmative and negative operating covenants applicable to us and our restricted subsidiaries. We believe we were compliant with these covenants at March 31, 2016 and expect to remain in compliance through March 31, 2017.

Note 4.	Derivative Financial Instruments
We are exposed to interest rate risk that we manage to some extent using derivative instruments. We have four interest rate swap contracts with forward start dates of September 30, 2016. Starting on that date, we will receive interest calculated using 3-month LIBOR, subject to a floor of 0.75%, and pay fixed interest at 2.341%, on an aggregate notional amount of $150.0 million. These swap contracts effectively fix the interest rate on $150.0 million of our borrowings under the Term Loan at 5.591%, including the 325 basis point spread, from September 30, 2016 through September 30, 2021. Based on publicly available interest rate forward yield curve information, these swap contracts had a liability fair value of $5.7 million at March 31, 2016, which is included in other noncurrent liabilities.
We have designated our interest rate swap contracts as cash flow hedges of our future interest payments and elected to apply the “shortcut” method of assessing hedge effectiveness. As a result, the gain or loss on the swap contracts is reported as a component of other comprehensive income (loss) and will be reclassified into interest expense as the related interest payments are made.

Note. 5	Retirement Plans
The components of net periodic benefit cost for our pension plans are as follows.

	Three months ended		Six months ended
	March 31,		March 31,
	2016	2015	2016	2015
	(in millions)
Service cost	$0.4	$0.5	$0.8	$1.0
Interest cost	5.0	5.0	10.1	10.0
Expected return on plan assets	(5.1)	(6.1)	(10.2)	(12.3)
Amortization of actuarial net loss	0.8	0.8	1.6	1.6
Net periodic benefit cost	$1.1	$0.2	$2.3	$0.3
The amortization of actuarial losses, net of tax, is recorded as a component of other comprehensive income (loss).
During the second quarter, our U.S. pension plan initiated a pension obligation settlement program targeting terminated participants not yet receiving benefits. Pension plan assets will be used to currently settle expected future retirement benefits for those pension plan participants who elect to participate in the program. We expect to incur a one-time, non-cash charge of approximately $18 million before related income tax effects. We do not expect this settlement will have a material impact on the U.S. pension plan’s funded ratio.

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
We have granted cash-settled Phantom Plan instruments under the Mueller Water Products, Inc. Phantom Plan (“Phantom Plan”). At March 31, 2016, the outstanding Phantom Plan instruments had a fair value of $9.88 per instrument and our liability for Phantom Plan instruments was $2.0 million.

We granted stock-based compensation awards under the 2006 Stock Plan, the Mueller Water Products, Inc. 2006 Employee Stock Purchase Plan and the Phantom Plan during the six months ended March 31, 2016 as follows.

	Number granted	Weighted average grant date fair value per instrument	Total grant date fair value (in millions)
Quarter ended December 31, 2015:
Restricted stock units	233,471	$9.38	$2.2
Employee stock purchase plan instruments	61,313	1.84	0.1
Phantom Plan awards	232,090	9.38	2.2
PRSUs: 2016 award	77,824	9.38	0.7
2015 award	80,229	9.38	0.8
2014 award	90,849	9.38	0.9
Quarter ended March 31, 2016:
Restricted stock units	93,849	8.63	0.8
Phantom Plan awards	1,500	8.11	—
Employee stock purchase plan instruments	58,411	1.67	0.1
			$7.8
We recorded stock-based compensation expense of $2.1 million and $1.9 million during the three months ended March 31, 2016 and 2015, respectively, and $4.5 million and $5.3 million during the six months ended March 31, 2016 and 2015, respectively. At March 31, 2016, there was approximately $6.4 million of unrecognized compensation expense related to stock-based compensation arrangements, and 235,876 PRSUs that have been awarded but not yet granted.
We excluded 1,038,029 and 998,980 of stock-based compensation instruments from the calculations of diluted earnings per share for the quarters ended March 31, 2016 and 2015, respectively, and 1,016,155 and 2,812,066 for the six months ended March 31, 2016 and 2015, respectively, since their inclusion would have been antidilutive. We recorded a net loss during the six months ended March 31, 2015; therefore, all stock-based compensation instruments were excluded from the diluted loss per share calculation since their inclusion would have been antidilutive.

Note 7.	Supplemental Balance Sheet Information
Selected supplemental balance sheet information is presented below.

	March 31,	September 30,
	2016	2015
	(in millions)
Inventories:
Purchased components and raw material	$78.3	$77.8
Work in process	39.1	40.7
Finished goods	104.1	100.6
	$221.5	$219.1
Property, plant and equipment:
Land	$9.9	$9.4
Buildings	81.2	79.3
Machinery and equipment	360.1	350.7
Construction in progress	18.7	20.1
	469.9	459.5
Accumulated depreciation	(321.1)	(310.6)
	$148.8	$148.9
Other current liabilities:
Compensation and benefits	$25.8	$30.5
Customer rebates	9.6	15.4
Dividends payable	4.8	—
Taxes other than income taxes	3.9	4.0
Warranty	2.7	2.9
Income taxes	1.8	0.8
Environmental	1.7	1.9
Interest	0.5	0.5
Restructuring	—	0.1
Other	6.5	7.1
	$57.3	$63.2

Gross liabilities for unrecognized income tax benefits	$2.8	$2.6

Note 8.	Segment Information
Summarized financial information for our segments is presented below.

	Three months ended		Six months ended
	March 31,		March 31,
	2016	2015	2016	2015
	(in millions)
Net sales, excluding intercompany:
Mueller Co.	$182.2	$177.3	$326.9	$322.4
Anvil	86.4	91.1	166.0	188.2
Mueller Technologies	15.0	21.9	33.4	41.5
	$283.6	$290.3	$526.3	$552.1
Intercompany sales:
Mueller Co.	$1.3	$1.7	$2.9	$3.6
Anvil	0.1	0.1	0.1	0.1
Mueller Technologies	—	—	—	—
	$1.4	$1.8	$3.0	$3.7
Operating income (loss):
Mueller Co.	$34.9	$32.4	$58.7	$44.8
Anvil	8.0	7.2	11.6	14.4
Mueller Technologies	(4.9)	(4.7)	(8.7)	(7.6)
Corporate	(8.7)	(9.3)	(17.4)	(17.9)
	$29.3	$25.6	$44.2	$33.7
Depreciation and amortization:
Mueller Co.	$8.6	$9.7	$17.0	$19.4
Anvil	3.2	3.6	6.6	7.2
Mueller Technologies	1.2	1.0	2.3	1.9
Corporate	0.1	0.1	0.2	0.2
	$13.1	$14.4	$26.1	$28.7
Restructuring:
Mueller Co.	$0.4	$—	$0.6	$8.1
Anvil	0.5	0.2	0.6	0.2
Mueller Technologies	—	0.1	0.5	0.1
Corporate	—	0.4	—	0.5
	$0.9	$0.7	$1.7	$8.9
Capital expenditures:
Mueller Co.	$5.2	$4.9	$8.8	$8.3
Anvil	1.7	3.4	3.3	6.0
Mueller Technologies	2.1	1.5	3.1	2.7
Corporate	—	—	0.1	—
	$9.0	$9.8	$15.3	$17.0

Note 9.	Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss is presented below.

	Minimum pension liability, net of tax	Foreign currency translation	Derivative instruments, net of tax	Total

Balance at September 30, 2015	$(59.4)	$(6.3)	$(1.6)	$(67.3)
Current period other comprehensive income (loss)	(5.1)	1.0	(1.9)	(6.0)
Balance at March 31, 2016	$(64.5)	$(5.3)	$(3.5)	$(73.3)

Note 10.	Commitments and Contingencies
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

The purchaser of U.S. Pipe has been identified as a “potentially responsible party” (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act (“Superfund”) in connection with a former manufacturing facility operated by U.S. Pipe that was in the vicinity of a Superfund site located in North Birmingham, Alabama. Under the terms of the acquisition agreement relating to our sale of U.S. Pipe, we agreed to indemnify the purchaser for certain environmental liabilities, including those arising out of the former manufacturing site located in North Birmingham. Accordingly, the purchaser tendered the matter to us for indemnification, which we accepted. Ultimate liability for the site will depend on many factors that have not yet been determined, including the determination of EPA’s remediation costs, the number and financial viability of the other PRPs (there are four other PRPs currently) and the determination of the final allocation of the costs among the PRPs, if any. Accordingly, because the amount of such costs cannot be reasonably estimated at this time, no amounts were accrued for this matter at March 31, 2016.
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
According to Walter Energy’s quarterly report on Form 10-Q filed with the SEC on November 5, 2015 (“Walter November 2015 Filing”), a dispute exists with the IRS with regard to federal income taxes for years 1980 to 1994 and 1999 to 2001 allegedly owed by the Walter Energy consolidated group, which included U.S. Pipe during these periods. As a matter of law, we are jointly and severally liable for any final tax determination, which means we would be liable in the event Walter Energy is unable to pay any amounts owed. According to the Walter November 2015 Filing, at September 30, 2015, Walter Energy had $33.0 million of accruals for unrecognized tax benefits on the matters subject to disposition. In the Walter November 2015 Filing, Walter Energy stated it believed it had sufficient accruals to address any claims, including interest and penalties, and did not believe that any potential difference between any final settlements and amounts accrued would have a material effect on Walter Energy’s financial position, but such potential difference could be material to its results of operations in a future reporting period.
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
According to a current report on Form 8-K filed by Walter Energy with the SEC on April 1, 2016 (“Walter April 2016 Filing”), on March 31, 2016, Walter Energy closed on the sale of substantially all of Walter Energy's Alabama assets pursuant to the provisions of Sections 105, 363 and 365 of the Bankruptcy Code. The Walter April 2016 Filing further stated that Walter Energy would have no further material business operations after April 1, 2016 and Walter Energy was evaluating its options with respect to the wind down of its remaining assets. The asset sale did not impact the IRS’ proof of claim filed in the Bankruptcy Case and the proof of claim, as well as the alleged tax liability thereunder, remain unresolved.
We cannot predict whether or to what extent we may become liable for the tax-related amounts of the Walter Energy consolidated group asserted in the IRS’ proof of claim filed in the Bankruptcy Case, in part, because: (i) the amounts owed by the Walter Energy consolidated group for certain of the taxable periods from 1980 through 2006 remain unresolved; (ii) it is unclear whether Walter Energy will be obligated to pay any or all of such amounts owed; and (iii) in the event Walter Energy does not discharge all tax obligations for the consolidated group, it is unclear whether and to what extent the IRS will seek to enforce claims against us and any other member of the Walter Energy consolidated group. Walter Energy stated in the Walter November 2015 Filing that it believes its tax filing positions have substantial merit and it intends to vigorously defend the claims asserted by the IRS. We also intend to vigorously assert any and all available defenses against any liability we may have as a member of the Walter Energy consolidated group. However, we cannot currently estimate our liability, if any, relating to the tax-related liabilities of Walter Energy’s consolidated tax group for tax years prior to 2007, and such liability could have a material adverse effect on our business, financial condition, liquidity or results of operations.
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
The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto that appear elsewhere in this report. This report contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements that address activities, events or developments that we intend, expect, plan, project, believe or anticipate will or may occur in the future are forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements we make regarding our expectations for net sales and operating income margins in 2016 and the outlook for general economic conditions, spending by municipalities and the residential and non-residential construction markets and the impacts of these factors on our business and our expected financial performance in 2016. Forward-looking statements are based on certain assumptions and assessments made by us in light of our experience and perception of historical trends, current conditions and expected future developments. Actual results and the timing of events may differ materially from those contemplated by the forward-looking statements due to a number of factors, including regional, national or global political, economic, business, competitive, market and regulatory conditions and the other factors described under the section entitled “RISK FACTORS” in Item 1A. of our annual report on Form 10-K for the year ended September 30, 2015 (“Annual Report”) and of our quarterly report on Form 10-Q for the quarter ended December 31, 2015. Undue reliance should not be placed on any forward-looking statements. The Company does not intend to update forward-looking statements, except as required by law.
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
Business
We expect our two primary end markets, repair and replacement of water infrastructure driven by municipal spending and new water infrastructure installation driven by residential construction to grow in 2016. We expect the residential construction market to grow faster than municipal spending.
Mueller Co.
We estimate approximately 70% of Mueller Co.’s 2015 net sales were for repair and replacement directly related to municipal water infrastructure spending, approximately 25% were related to residential construction activity and approximately 5% were related to natural gas utilities.
Municipal spending in 2015 was relatively strong compared with the prior year period and economic forecasts predict this trend will continue. According to the U.S. Bureau of Economic Analysis, state and local tax receipts for the quarter ended March 31, 2016 were up year-over-year and, according to the U.S. Department of Labor, the trailing twelve-month average consumer price index for water and sewerage rates at March 31, 2016 was up 4.3%. However, water conservation efforts, particularly in areas impacted by drought conditions, have resulted in lower overall receipts for some U.S. water utilities.
The year-over-year percentage change in housing starts is a key indicator of demand for Mueller Co.’s products sold in the residential construction market. In March 2016, Zelman & Associates forecasted an 8% increase in U.S. housing starts for calendar 2016 compared to the prior year, and in April 2016, Blue Chip Consensus forecasted a 9% increase.
We expect 2016 third quarter domestic shipments of valves, hydrants and brass products to grow in excess of 10% and overall Mueller Co.’s net sales percentage growth to be in the mid-to-high single digits, each on a year-over-year basis. We expect Mueller Co.’s operating income percentage growth in the 2016 third quarter to improve and to grow at a greater rate than net sales.

Anvil
In 2015, approximately 85% of Anvil’s net sales were generated by non-residential construction spending. Several leading indicators related to non-residential construction appear to be signaling growth in this market. For example, the Architectural Billings Index for March 2016 remained above 50, which indicates growth, and Blue Chip Consensus has forecasted a 1.6% increase in non-residential fixed investment in calendar 2016 compared to the prior year.
Sales to the oil & gas market accounted for approximately 8% of Anvil’s net sales for the trailing twelve months ended March 31, 2016, down from approximately 10% during 2015. The trend in U.S. rig counts correlates with the direction of demand for Anvil’s products that are sold into the oil & gas market. According to Baker Hughes Incorporated, the U.S. land-based rig count in mid-April 2016 represented a year-over-year decline of approximately 54%.
We expect Anvil’s net sales in the 2016 third quarter to decline slightly compared to the prior year. We expect shipments into the oil & gas market to decline approximately $4 million year-over year. Net sales into the fire protection market are expected to increase in the 2016 third quarter but not enough to offset the decline in net sales into our oil & gas market. Finally, we expect Anvil to realize slightly higher operating income in the 2016 third quarter driven by ongoing cost savings and lower raw material costs when compared to the prior year period.
Mueller Technologies
The municipal market is the key end market for Mueller Technologies' businesses. These businesses are project-oriented and depend on customer adoption of their technology-based products and services. Mueller Systems is benefiting from its recent introduction of new, longer-range radio capabilities, and its growth strategy is focused on the AMI segment of the market. In the 2016 second quarter, AMI shipments grew 26% and AMI orders increased approximately $9 million, in each case compared to the prior year period. Echologics’ net sales in the 2016 second quarter increased more than 40% compared to the prior year period as its fixed leak detection technology continues to gain traction in the market.
We expect Mueller Technologies’ growth in AMI shipments in the 2016 third quarter will more than offset the decline in the AMR meter sales to a major customer when compared to the prior year period. We also expect its operating performance to improve due to higher shipment volumes at both Mueller Systems and Echologics, more favorable product mix with more AMI shipments and cost savings. With this improvement, we expect Mueller Systems to be profitable in the 2016 third quarter. For Mueller Technologies as a whole, we expect to approach breakeven or experience a slight operating loss in the 2016 third quarter compared to the prior year period.
Consolidated
On a consolidated basis, we expect 2016 year-over-year net sales percentage growth in the low to mid-single digits with stronger growth at Mueller Co. and Mueller Technologies. We expect higher operating income and operating margin, driven primarily by a favorable mix of our higher-margin products in all three segments.

Results of Operations
Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

	Three months ended March 31, 2016
	Mueller Co.	Anvil	Mueller Technologies	Corporate	Total
	(in millions)
Net sales	$182.2	$86.4	$15.0	$—	$283.6
Gross profit	$57.7	$25.6	$1.6	$—	$84.9
Operating expenses:
Selling, general and administrative	22.4	17.1	6.5	8.7	54.7
Restructuring	0.4	0.5	—	—	0.9
	22.8	17.6	6.5	8.7	55.6
Operating income (loss)	$34.9	$8.0	$(4.9)	$(8.7)	29.3
Interest expense, net					5.9
Income before income taxes					23.4
Income tax expense					7.7
Net income					$15.7

	Three months ended March 31, 2015
	Mueller Co.	Anvil	Mueller Technologies	Corporate	Total
	(in millions)
Net sales	$177.3	$91.1	$21.9	$—	$290.3
Gross profit	$54.1	$25.5	$2.5	$—	$82.1
Operating expenses:
Selling, general and administrative	21.7	18.1	7.1	8.9	55.8
Restructuring	—	0.2	0.1	0.4	0.7
	21.7	18.3	7.2	9.3	56.5
Operating income (loss)	$32.4	$7.2	$(4.7)	$(9.3)	25.6
Interest expense, net					6.1
Income before income taxes					19.5
Income tax expense					7.2
Net income					$12.3
Consolidated Analysis
Net sales for the quarter ended March 31, 2016 declined $6.7 million to $283.6 million from $290.3 million due primarily to lower shipment volumes at Mueller Technologies and Anvil, which were partially offset by higher shipment volumes at Mueller Co.
Gross profit for the quarter ended March 31, 2016 increased $2.8 million to $84.9 million from $82.1 million in the prior year period primarily due to Mueller Co. Gross margin increased to 29.9% for the quarter ended March 31, 2016 compared to 28.3% in the prior year period. This improvement was driven mostly by lower raw material and other costs.
Selling, general and administrative expenses (“SG&A”) for the quarter ended March 31, 2016 decreased to $54.7 million from $55.8 million in the prior year period due primarily to lower personnel-related expenses. SG&A as a percentage of net sales was 19.3% in the quarter ended March 31, 2016 and 19.2% in the prior year period.

Interest expense, net declined $0.2 million in the quarter ended March 31, 2016 compared to the prior year period. The components of interest expense, net are provided below.

	Three months ended
	March 31,
	2016	2015
	(in millions)
Term Loan	$5.1	$5.1
Deferred financing costs amortization	0.4	0.5
ABL Agreement	0.3	0.5
Other interest expense	0.2	—
	6.0	6.1
Interest income	(0.1)	—
	$5.9	$6.1
Income tax for the quarter ended March 31, 2016 included a benefit of $0.7 million associated with the adoption of new accounting rules related to stock compensation plans. Excluding this benefit, the effective income tax rate would have been approximately 36%.
Segment Analysis
Mueller Co.
Net sales for the quarter ended March 31, 2016 increased to $182.2 million from $177.3 million in the prior year period. Growth in both municipal spending and residential construction led to an increase in quarterly domestic net sales of valves, hydrants and brass products of $3.4 million over the prior year period and increases in most of Mueller Co.’s smaller product lines as well. These increases were offset by $4.4 million of lower net sales of water treatment valves at Henry Pratt.
Gross profit for the quarter ended March 31, 2016 increased to $57.7 million from $54.1 million in the prior year period due to higher shipment volumes and lower raw material and other costs. Gross margin increased to 31.7% for the quarter ended March 31, 2016 compared to 30.5% in the prior year period.
SG&A for the quarter ended March 31, 2016 increased to $22.4 million from $21.7 million in the prior year period. SG&A was 12.3% and 12.2% of net sales for the quarters ended March 31, 2016 and 2015, respectively.
Anvil
Net sales for the quarter ended March 31, 2016 declined to $86.4 million from $91.1 million in the prior year period primarily due to a decline in net sales into the oil & gas market of $7.3 million compared to the prior year period. Total quarterly shipment volumes decreased $5.2 million compared to the prior year period.
Gross profit for the quarter ended March 31, 2016 stayed relatively flat at $25.6 million compared to $25.5 million in the prior year. Lower shipments volumes to the oil & gas market was largely offset by engineered pipe supports shipped to a nuclear power plant project in Taiwan. Gross margin was 29.6% in the quarter ended March 31, 2016 compared to 28.0% in the prior year period primarily due to lower raw material costs and other cost savings.
SG&A decreased to $17.1 million in the quarter ended March 31, 2016 from $18.1 million in the prior year period. SG&A was 19.8% and 19.9% of net sales for the quarters ended March 31, 2016 and 2015, respectively.
Mueller Technologies
Net sales in the quarter ended March 31, 2016 declined to $15.0 million from $21.9 million in the prior year period primarily due to lower shipment volumes of AMR meters.
Gross profit in the quarter ended March 31, 2016 was $1.6 million compared to $2.5 million in the prior year period. Gross margin declined to 10.7% in the quarter ended March 31, 2016 compared to 11.4% in the prior year period.

SG&A decreased to $6.5 million in the quarter ended March 31, 2016 from $7.1 million in the prior year period. SG&A increased to 43.3% of net sales for the quarter ended March 31, 2016 from 32.4% of net sales in the prior year period. The reduction in SG&A was related to the decline in metering product sales, but SG&A did not decline as much on a percentage basis as net sales did because certain SG&A expenses are fixed.
Corporate
SG&A was $8.7 million in the quarter ended March 31, 2016 compared to $8.9 million in the prior year period.
Six Months Ended March 31, 2016 Compared to Six Months Ended March 31, 2015

	Six months ended March 31, 2016
	Mueller Co.	Anvil	Mueller Technologies	Corporate	Total
	(in millions)
Net sales	$326.9	$166.0	$33.4	$—	$526.3
Gross profit	$101.7	$46.7	$5.2	$—	$153.6
Operating expenses:
Selling, general and administrative	42.4	34.5	13.4	17.4	107.7
Restructuring	0.6	0.6	0.5	—	1.7
	43.0	35.1	13.9	17.4	109.4
Operating income (loss)	$58.7	$11.6	$(8.7)	$(17.4)	44.2
Interest expense, net					12.0
Income before income taxes					32.2
Income tax expense					10.3
Net income					$21.9

	Six months ended March 31, 2015
	Mueller Co.	Anvil	Mueller Technologies	Corporate	Total
	(in millions)
Net sales	$322.4	$188.2	$41.5	$—	$552.1
Gross profit	$95.4	$51.6	$6.4	$—	$153.4
Operating expenses:
Selling, general and administrative	42.5	37.0	13.9	17.4	110.8
Restructuring	8.1	0.2	0.1	0.5	8.9
	50.6	37.2	14.0	17.9	119.7
Operating income (loss)	$44.8	$14.4	$(7.6)	$(17.9)	33.7
Interest expense, net					15.5
Loss on early extinguishment of debt					31.3
Loss before income taxes					(13.1)
Income tax benefit					(5.2)
Net loss					$(7.9)

Consolidated Analysis
Net sales for the six months ended March 31, 2016 declined $25.8 million to $526.3 million from $552.1 million due primarily to $21.4 million of lower shipment volumes primarily at Anvil.
Gross profit for the six months ended March 31, 2016 stayed relatively flat at $153.6 million compared to $153.4 million in the prior year period. Gross margin increased to 29.2% for the six months ended March 31, 2016 compared to 27.8% in the prior year period. This improvement was driven mostly by lower raw material and other costs.
SG&A for the six months ended March 31, 2016 decreased to $107.7 million from $110.8 million in the prior year period due primarily to lower personnel-related expenses at Anvil. SG&A as a percentage of net sales was 20.5% in the six months ended March 31, 2016 and 20.1% in the prior year period.
Interest expense, net declined $3.5 million in the six months ended March 31, 2016 compared to the prior year period. The components of interest expense, net are provided below. We entered into the Term Loan in November 2014 and used the proceeds, along with other cash, to repay the Senior Subordinated Notes and the Senior Unsecured Notes. We recognized a loss on early extinguishment of debt for $31.3 million upon repaying the Notes.

	Six months ended
	March 31,
	2016	2015
	(in millions)
Term Loan	$10.3	$7.2
Deferred financing costs amortization	0.9	1.0
ABL Agreement	0.6	0.8
7.375% Senior Subordinated Notes	—	4.0
8.75% Senior Unsecured Notes	—	2.4
Other interest expense	0.3	0.2
	12.1	15.6
Interest income	(0.1)	(0.1)
	$12.0	$15.5
Income tax expense for the six months ended March 31, 2016 included benefits of $0.6 million related to a legislative change for research and development tax credits and $0.7 million associated with the adoption of new accounting rules related to stock compensation plans. Excluding these benefits, the effective income tax rate would have been approximately 36%.
Segment Analysis
Mueller Co.
Net sales for the six months ended March 31, 2016 increased to $326.9 million from $322.4 million in the prior year period. Growth in both municipal spending and residential construction led to an increase in quarterly domestic net sales of valves, hydrants and brass products of $10.3 million over the prior year period and increases in most of Mueller Co.’s smaller product lines as well. This increase was offset by $8.5 million of lower sales of water treatment valves at Henry Pratt.
Gross profit for the six months ended March 31, 2016 increased to $101.7 million from $95.4 million in the prior year period due to higher shipment volumes and lower raw material and other costs. Gross margin increased to 31.1% for the six months ended March 31, 2016 compared to 29.6% in the prior year period.
SG&A for the six months ended March 31, 2016 stayed relatively flat at $42.4 million compared to $42.5 million in the prior year period. SG&A was 13.0% and 13.2% of net sales for the six months ended March 31, 2016 and 2015, respectively.
Anvil
Net sales for the six months ended March 31, 2016 declined to $166.0 million from $188.2 million in the prior year period primarily due to a decline in net sales into the oil & gas market of $18.5 million compared to the prior year period. Total shipment volumes for the six months ended March 31, 2016 decreased $21.1 million compared to the prior year period.

Gross profit for the six months ended March 31, 2016 decreased to $46.7 million from $51.6 million in the prior year period due to lower shipment volumes of oil & gas market products, partially offset by engineered pipe support shipments to a nuclear power plant project in Taiwan and lower raw material and other costs. Gross margin was 28.1% in the six months ended March 31, 2016 compared to 27.4% in the prior year period.
SG&A decreased to $34.5 million in the six months ended March 31, 2016 from $37.0 million in the prior year period primarily due to lower personnel-related expenses. SG&A was 20.8% and 19.7% of net sales for the six months ended March 31, 2016 and 2015, respectively.
Mueller Technologies
Net sales in the six months ended March 31, 2016 declined to $33.4 million from $41.5 million in the prior year period primarily due to lower shipment volumes of AMR meters.
Gross profit in the six months ended March 31, 2016 was $5.2 million compared to $6.4 million in the prior year period. Gross margin increased to 15.6% in the six months ended March 31, 2016 compared to 15.4% in the prior year period.
SG&A decreased to $13.4 million in the six months ended March 31, 2016 from $13.9 million in the prior year period. SG&A increased to 40.1% of net sales for the six months ended March 31, 2016 from 33.5% of net sales in the prior year period. The reduction in SG&A was related to the decline in metering product sales, but SG&A did not decline as much on a percentage basis as net sales did because certain SG&A expenses are fixed.
Corporate
SG&A stayed flat at $17.4 million in the six months ended March 31, 2016 compared to the prior year period.
Liquidity and Capital Resources
We refinanced our debt in November 2014 by repaying all of our Senior Subordinated Notes and Senior Unsecured Notes and entering into a $500.0 million term loan that matures on November 25, 2021.
We had cash and cash equivalents of $93.6 million at March 31, 2016 and $179.8 million of additional borrowing capacity under our ABL Agreement based on March 31, 2016 data. Undistributed earnings from our subsidiaries in Canada and China are considered to be permanently invested outside the United States. At March 31, 2016, cash and cash equivalents included $11.5 million and $5.9 million in Canada and China, respectively.
The ABL Agreement and Term Loan contain customary representations and warranties, covenants and provisions governing an event of default.  The covenants restrict our ability to engage in certain specified activities, including but not limited to the payment of dividends and the redemption of our common stock.
Cash flows from operating activities are categorized below.

	Six months ended
	March 31,
	2016	2015
	(in millions)
Collections from customers	$516.8	$545.2
Disbursements, other than interest and income taxes	(490.0)	(557.5)
Interest payments, net	(10.6)	(25.6)
Income tax payments, net	(9.3)	(1.0)
Cash provided by operating activities	$6.9	$(38.9)
Collections from customers were lower during the six months ended March 31, 2016 compared to the prior year period due to decreased net sales compared to a year ago.
Decreased disbursements, other than interest and income taxes, during the six months ended March 31, 2016 reflect lower purchasing activity and differences in the timing of expenditures.
Interest payments were lower during the six months ended March 31, 2016 compared to the prior year period due the reduced interest expense under the new debt structure described above, higher interest payments related to the debt that was retired in November 2014 and the timing of interest payments related to the debt that was retired.

Income tax payments were higher during the six months ended March 31, 2016 compared to the prior year period because we have exhausted our net operating loss carryforwards for U.S. federal income taxes. For the full year, we expect 2016 income tax payments to be substantially higher than the $13.3 million paid in 2015.
Capital expenditures were $15.3 million in the six months ended March 31, 2016 compared to $17.0 million in the prior year period. We estimate 2016 capital expenditures will be between $38 million and $40 million.
In March 2016, we increased our quarterly dividend to $0.03 per share, which will increase the May 2016 dividend payment by $1.6 million to $4.8 million compared with the dividend payment in February 2016.
We anticipate that our existing cash, cash equivalents and borrowing capacity combined with our expected operating cash flows will be sufficient to meet our anticipated operating expenses, income tax payments, capital expenditures and debt service obligations as they become due through March 31, 2017. However, our ability to make these payments will depend partly upon our future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control.
ABL Agreement
At March 31, 2016, the ABL Agreement consisted of a revolving credit facility for up to $225 million of revolving credit borrowings, swing line loans and letters of credit. The ABL Agreement permits us to increase the size of the credit facility by an additional $150 million in certain circumstances subject to adequate borrowing base availability. We may borrow up to $25 million through swing line loans and may have up to $60 million of letters of credit outstanding.
Borrowings under the ABL Agreement bear interest at a floating rate equal to LIBOR, plus a margin ranging from 175 to 225 basis points, or a base rate, as defined in the ABL Agreement, plus a margin ranging from 75 to 125 basis points. At March 31, 2016, the applicable LIBOR-based margin was 175 basis points.
The ABL Agreement terminates on December 18, 2017. We pay a commitment fee for any unused borrowing capacity under the ABL Agreement of either 37.5 basis points per annum or 25 basis points per annum, based on daily average availability during the previous calendar quarter. At March 31, 2016, our commitment fee was 37.5 basis points.
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
Term Loan
We had $493.8 million face value outstanding under the Term Loan at March 31, 2016. Term Loan borrowings accrue interest at a floating rate equal to LIBOR, subject to a floor of 0.75%, plus 325 basis points. We may voluntarily repay amounts borrowed under the Term Loan at any time. The principal amount of the Term Loan is required to be repaid in quarterly installments of $1.25 million. The Term Loan matures on November 25, 2021. The Term Loan is guaranteed by substantially all of our U.S. subsidiaries and secured by essentially all of our assets, though the ABL Agreement has a senior claim on certain collateral securing borrowings thereunder.

Off-Balance Sheet Arrangements
We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose” entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, at March 31, 2016 we did not have any undisclosed borrowings, debt, derivative contracts or synthetic leases. Therefore, we were not exposed to any financing, liquidity, market or credit risk that could have arisen had we engaged in such relationships.
We use letters of credit and surety bonds in the ordinary course of business to ensure the performance of contractual obligations. At March 31, 2016, we had $21.8 million of letters of credit and $30.3 million of surety bonds outstanding.
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
Interest Rate Swap Contracts
We have four interest rate swap contracts with forward start dates. We expect these swap contracts will fix the effective interest rate on $150.0 million of our borrowings under the Term Loan at 5.591% from September 30, 2016 through September 30, 2021. These swap contracts are accounted for as effective hedges. In connection with these swap contracts, we recorded after-tax losses of $2.3 million and $1.9 million in the three and six months ended March 31, 2016, respectively, which were reported as other comprehensive loss. These swap contracts had a liability fair value of $5.7 million at March 31, 2016, which is included in other noncurrent liabilities.

Item 4.	CONTROLS AND PROCEDURES
During the quarter ended March 31, 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
In addition to the other information set forth in this report, you should carefully consider the factors discussed in PART I, “Item 1A. RISK FACTORS” in our Annual Report and in our quarterly report on Form 10-Q for the quarter ended December 31, 2015, each of which could materially affect our business, financial condition or operating results. These described risks are not the only risks facing us. Additional risks and uncertainties not known to us or that we deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We previously announced the authorization of a stock repurchase program for up to $50.0 million of our common stock. The program does not commit us to any particular timing or quantity of purchases, and we may suspend or discontinue the program at any time. At March 31, 2016, we had a remaining authorization of $45.0 million to repurchase shares of our common stock.
During the quarter ended March 31, 2016, shares of our common stock repurchased were comprised of shares surrendered to us to pay the tax withholding obligations of participants in connection with the lapsing of restrictions on restricted stock units. Such purchases were as follows.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publically announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs (in millions)
January 1-31, 2016	—	$—	—	$—
February 1-29, 2016	7,591	8.21	—	—
March 1-31, 2016	24,098	9.88	—	—
Total	31,689	$9.48	—	$—

Item 6.	EXHIBITS

Exhibit No.	Document
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language), (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Other Comprehensive Loss, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements.

*     Filed with this quarterly report

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MUELLER WATER PRODUCTS, INC.
Date:	May 9, 2016	By:	/s/ Evan L. Hart
Evan L. Hart
Chief Financial Officer