Form 10-Q
period 2016-06-30
Mueller Water Products, Inc.
filed 2016-08-08
CIK 1350593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
☐                       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
There were 161,685,150 shares of common stock of the registrant outstanding at July 31, 2016.

PART I

Item 1.	FINANCIAL STATEMENTS
MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	September 30,
	2016	2015
	(in millions, except share amounts)
Assets:
Cash and cash equivalents	$148.3	$113.1
Receivables, net	185.5	175.3
Inventories	215.2	219.1
Deferred income taxes	—	28.3
Other current assets	17.8	13.7
Total current assets	566.8	549.5
Property, plant and equipment, net	146.5	148.9
Intangible assets	491.4	507.3
Other noncurrent assets	26.2	24.1
Total assets	$1,230.9	$1,229.8

Liabilities and equity:
Current portion of long-term debt	$5.9	$6.1
Accounts payable	82.0	98.7
Other current liabilities	70.2	63.2
Total current liabilities	158.1	168.0
Long-term debt	480.1	482.9
Deferred income taxes	107.9	145.3
Other noncurrent liabilities	90.4	65.8
Total liabilities	836.5	862.0

Commitments and contingencies (Note 10)

Common stock: 600,000,000 shares authorized; 161,633,178 and 160,497,841 shares outstanding at June 30, 2016 and September 30, 2015, respectively	1.6	1.6
Additional paid-in capital	1,567.2	1,574.8
Accumulated deficit	(1,105.4)	(1,142.8)
Accumulated other comprehensive loss	(70.2)	(67.3)
Total Company stockholders’ equity	393.2	366.3
Noncontrolling interest	1.2	1.5
Total equity	394.4	367.8
Total liabilities and equity	$1,230.9	$1,229.8

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended		Nine months ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in millions, except per share amounts)
Net sales	$310.1	$301.0	$836.4	$853.1
Cost of sales	203.0	204.8	575.7	603.5
Gross profit	107.1	96.2	260.7	249.6
Operating expenses:
Selling, general and administrative	55.9	52.9	163.6	163.7
Pension settlement	16.6	—	16.6	—
Loss on Walter receivable	—	11.6	—	11.6
Other charges	4.9	0.2	6.6	9.1
Total operating expenses	77.4	64.7	186.8	184.4
Operating income	29.7	31.5	73.9	65.2
Interest expense, net	6.0	6.3	18.0	21.8
Loss on early extinguishment of debt	—	—	—	31.3
Income before income taxes	23.7	25.2	55.9	12.1
Income tax expense	8.2	8.7	18.5	3.5
Net income	$15.5	$16.5	$37.4	$8.6

Net income per share:
Basic	$0.10	$0.10	$0.23	$0.05
Diluted	$0.09	$0.10	$0.23	$0.05

Weighted average shares outstanding:
Basic	161.6	160.8	161.2	160.5
Diluted	163.6	163.5	163.3	163.3

Dividends declared per share	$—	$0.020	$0.070	$0.055

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three months ended		Nine months ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in millions)
Net income	$15.5	$16.5	$37.4	$8.6
Other comprehensive income (loss):
Minimum pension liability	7.2	(5.2)	(1.2)	(15.7)
Income tax effects	(2.8)	2.0	0.5	6.1
Foreign currency translation	(0.2)	1.0	0.8	(4.7)
Derivative fair value change	(1.8)	0.9	(4.9)	0.9
Income tax effects	0.7	(0.4)	1.9	(0.4)
	3.1	(1.7)	(2.9)	(13.8)
Comprehensive income (loss)	$18.6	$14.8	$34.5	$(5.2)

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF EQUITY NINE MONTHS ENDED JUNE 30, 2016 (UNAUDITED)

	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Non-controlling interest	Total
	(in millions)
Balance at September 30, 2015	$1.6	$1,574.8	$(1,142.8)	$(67.3)	$1.5	$367.8
Net income	—	—	37.4	—	(0.3)	37.1
Dividends declared	—	(11.3)	—	—	—	(11.3)
Shares retained for employee taxes	—	(3.2)	—	—	—	(3.2)
Stock-based compensation	—	4.0	—	—	—	4.0
Stock issued under stock compensation plans	—	2.9	—	—	—	2.9
Other comprehensive loss, net of tax	—	—	—	(2.9)	—	(2.9)
Balance at June 30, 2016	$1.6	$1,567.2	$(1,105.4)	$(70.2)	$1.2	$394.4

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended
	June 30,
	2016	2015
	(in millions)
Operating activities:
Net income	$37.4	$8.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	21.0	21.2
Amortization	18.2	22.0
Retirement plan expense	20.2	0.4
Stock-based compensation	4.0	3.6
Loss on early extinguishment of debt	—	31.3
Loss on Walter receivable	—	11.6
Deferred income taxes	(7.8)	1.1
Other, net	3.1	4.8
Changes in assets and liabilities:
Receivables	(9.8)	13.0
Inventories	4.2	(33.3)
Other assets	(7.0)	(2.0)
Liabilities	(9.9)	(63.1)
Net cash provided by operating activities	73.6	19.2
Investing activities:
Capital expenditures	(22.6)	(26.3)
Proceeds from sales of assets	0.2	4.9
Other	—	0.3
Net cash used in investing activities	(22.4)	(21.1)
Financing activities:
Dividends paid	(11.3)	(8.8)
Employee taxes related to stock-based compensation	(3.2)	(2.4)
Repayments of debt	(3.8)	(587.7)
Issuance of debt	—	512.5
Excess tax benefit on stock-based compensation	—	3.2
Stock repurchased under buyback program	—	(5.0)
Issuance of common stock	2.9	2.9
Financing costs paid	(0.1)	(8.5)
Other	(0.3)	(0.7)
Net cash used in financing activities	(15.8)	(94.5)
Effect of currency exchange rate changes on cash	(0.2)	(3.3)
Net change in cash and cash equivalents	35.2	(99.7)
Cash and cash equivalents at beginning of period	113.1	161.1
Cash and cash equivalents at end of period	$148.3	$61.4

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
During the quarter ended March 31, 2016, FASB issued Accounting Standards Update 2016-02 Leases, which will require us to recognize lease assets and lease liabilities for those leases currently referred to as operating leases. This requirement is effective for 2020, although early adoption is permitted. The update allows for several different methods of application and adoption of the requirement. We are currently evaluating these methods, in what period we will adopt the requirement, and the impact of this requirement, which we do not believe will be material to our consolidated financial statements as a whole.

Note 2.	Other Operating Expenses
During the quarter ended June 30, 2016, we initiated certain demolition and related activities for our Statesboro, Georgia property, some of the costs of which are indemnified by Tyco as explained in Note 10. We have recorded a receivable from Tyco for our estimated recovery under the indemnification and a net charge of $3.6 million under the caption other charges.
In December 2014, Mueller Co. sold certain assets related to its municipal casting operations in Canada and closed the associated facility. These actions resulted in other charges of $7.2 million, which was comprised of a $2.5 million impairment charge, $2.3 million of environmental remediation costs and $2.4 million of severance and other costs. These operations generated net sales of $11.5 million during 2014.

Note 3.	Borrowing Arrangements
The components of our long-term debt are presented below.

	June 30,	September 30,
	2016	2015
	(in millions)
ABL Agreement	$—	$—
Term Loan	490.6	494.0
Other	2.0	2.4
Deferred financing costs	(6.6)	(7.4)
	486.0	489.0
Less current portion	(5.9)	(6.1)
Long-term debt	$480.1	$482.9
ABL Agreement. At June 30, 2016, our asset based lending agreement (“ABL Agreement”) consisted of a revolving credit facility for up to $225 million of revolving credit borrowings, swing line loans and letters of credit. The ABL Agreement permits us to increase the size of the credit facility by an additional $150 million in certain circumstances subject to adequate borrowing base availability. We may borrow up to $25 million through swing line loans and may have up to $60 million of letters of credit outstanding.
Borrowings under the ABL Agreement bear interest at a floating rate equal to LIBOR, plus a margin ranging from 175 to 225 basis points, or a base rate, as defined in the ABL Agreement, plus a margin ranging from 75 to 125 basis points. At June 30, 2016, the applicable rate was LIBOR plus 175 basis points.
The ABL Agreement was scheduled to terminate on December 18, 2017. We pay a commitment fee for any unused borrowing capacity under the ABL Agreement of either 37.5 basis points per annum or 25 basis points per annum, based on daily average availability during the previous calendar quarter. At June 30, 2016, our commitment fee was 37.5 basis points. Our obligations under the ABL Agreement are secured by a first-priority perfected lien on all of our U.S. receivables and inventories, certain cash and other supporting obligations. Borrowings are not subject to any financial maintenance covenants unless excess availability is less than the greater of $22.5 million and 10% of the aggregate commitments under the ABL Agreement. Excess availability based on June 30, 2016 data, as reduced by outstanding letters of credit, interest rate swap contract liabilities and accrued fees and expenses of $30.1 million, was $173.4 million.
On July 13, 2016, we amended the ABL agreement and extended its maturity date to July 13, 2021. Additionally, we improved financial and other terms, including reducing interest rate margins and commitment fees.
Term Loan. On November 25, 2014, we entered into a $500.0 million senior secured term loan (“Term Loan”). The proceeds from the Term Loan, along with other cash, were used to prepay our 7.375% Senior Subordinated Notes and 8.75% Senior Unsecured Notes and to satisfy and discharge our obligations under the respective indentures. We recorded a loss on early extinguishment of debt of $31.3 million.
The Term Loan accrues interest at a floating rate equal to LIBOR, subject to a floor of 0.75%, plus 325 basis points. At June 30, 2016, the weighted-average effective interest rate was 4.02%. We may voluntarily repay amounts borrowed under the Term Loan at any time. The principal amount of the Term Loan is required to be repaid in quarterly installments of $1.25 million, with any remaining principal due on November 25, 2021. The Term Loan is guaranteed by substantially all of our U.S. subsidiaries and is secured by essentially all of our assets, although the ABL Agreement has a senior claim on certain collateral securing borrowings thereunder. The Term Loan is reported net of unamortized discount of $1.9 million. Based on quoted market prices, the outstanding Term Loan had a fair value of $493.7 million at June 30, 2016.
The Term Loan contains affirmative and negative operating covenants applicable to us and our restricted subsidiaries. We believe we were compliant with these covenants at June 30, 2016 and expect to remain in compliance through June 30, 2017.

Note 4.	Derivative Financial Instruments
We are exposed to interest rate risk that we manage to some extent using derivative instruments. We have four interest rate swap contracts with an aggregate notional amount of $150.0 million and with forward start dates of September 30, 2016. Following that date, we expect to make quarterly interest payments calculated on this notional amount at a rate equal to a fixed rate of 2.341% minus 3-month LIBOR subject to a floor of 0.75%. If 3-month LIBOR exceeds the fixed rate, we would instead receive quarterly interest payments.
In conjunction with the LIBOR-based interest payments under our Term Loan, these swap contracts effectively fix the interest rate on $150.0 million of our Term Loan borrowings at 5.591% from September 30, 2016 through September 30, 2021.
We have designated our interest rate swap contracts as cash flow hedges of these future Term Loan interest payments and elected to apply the “shortcut” method of assessing hedge effectiveness. As a result, the gain or loss on the swap contracts is reported as a component of other comprehensive income (loss) and will be reclassified into interest expense as the related interest payments are made.
The fair values of the swap contracts are presented below.

	June 30,	September 30,
	2016	2015
	(in millions)
Other current liabilities	$1.7	$—
Other noncurrent liabilities	5.8	2.6
	$7.5	$2.6
The fair values and the classification of the fair values between current and noncurrent portions are based on calculated cash flows using publicly available interest rate forward rate yield curve information, but amounts due at the actual settlement dates are dependent on actual rates in effect at the settlement dates and may differ significantly from amounts shown above.

Note. 5	Retirement Plans
The components of net periodic benefit cost for our pension plans are as follows.

	Three months ended		Nine months ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in millions)
Service cost	$0.5	$0.5	$1.3	$1.5
Interest cost	5.0	5.0	15.1	15.0
Expected return on plan assets	(4.9)	(6.2)	(15.1)	(18.5)
Amortization of actuarial net loss	0.7	0.8	2.3	2.4
Net periodic benefit cost	$1.3	$0.1	$3.6	$0.4
The amortization of actuarial losses, net of tax, is recorded as a component of other comprehensive income (loss).
During the 2016 third quarter, our U.S. pension plan (“Plan”) completed a pension obligation settlement program targeting vested, terminated participants not yet receiving benefits. Approximately 75% of eligible participants accepted settlement offers. The Plan distributed assets totaling $58.5 million and remeasured its liabilities in June 2016. We incurred a non-cash charge of $16.6 million as a result of the program, which had an immaterial impact on the Plan’s funded ratio.

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
We have granted cash-settled Phantom Plan instruments under the Mueller Water Products, Inc. Phantom Plan (“Phantom Plan”). At June 30, 2016, the outstanding Phantom Plan instruments had a fair value of $11.42 per instrument and our liability for Phantom Plan instruments was $2.9 million.
We granted stock-based compensation awards under the 2006 Stock Plan, the Mueller Water Products, Inc. 2006 Employee Stock Purchase Plan and the Phantom Plan during the nine months ended June 30, 2016 as follows.

	Number granted	Weighted average grant date fair value per instrument	Total grant date fair value (in millions)
Quarter ended December 31, 2015:
Restricted stock units	233,471	$9.38	$2.2
Employee stock purchase plan instruments	61,313	1.84	0.1
Phantom Plan instruments	232,090	9.38	2.2
PRSUs: 2016 award	77,824	9.38	0.7
2015 award	80,229	9.38	0.8
2014 award	90,849	9.38	0.9
Quarter ended March 31, 2016:
Restricted stock units	93,849	8.63	0.8
Phantom Plan instruments	1,500	8.11	—
Employee stock purchase plan instruments	58,411	1.67	0.1
Quarter ended June 30, 2016:
Restricted stock units	32,935	10.92	0.4
Phantom Plan instruments	69,285	11.43	0.8
Employee stock purchase plan instruments	53,112	1.82	0.1
			$9.1
We recorded stock-based compensation expense of $2.1 million and $0.6 million during the three months ended June 30, 2016 and 2015, respectively, and $6.6 million and $5.9 million during the nine months ended June 30, 2016 and 2015, respectively. At June 30, 2016, there was approximately $6.3 million of unrecognized compensation expense related to stock-based compensation arrangements, and 235,876 PRSUs that have been awarded but not yet granted.
We excluded 257,811 and 1,021,028 of stock-based compensation instruments from the calculations of diluted earnings per share for the quarters ended June 30, 2016 and 2015, respectively, and 925,296 and 993,148 for the nine months ended June 30, 2016 and 2015, respectively, since their inclusion would have been antidilutive.

Note 7.	Supplemental Balance Sheet Information
Selected supplemental balance sheet information is presented below.

	June 30,	September 30,
	2016	2015
	(in millions)
Inventories:
Purchased components and raw material	$76.8	$77.8
Work in process	37.9	40.7
Finished goods	100.5	100.6
	$215.2	$219.1
Property, plant and equipment:
Land	$9.9	$9.4
Buildings	80.5	79.3
Machinery and equipment	366.2	350.7
Construction in progress	16.0	20.1
	472.6	459.5
Accumulated depreciation	(326.1)	(310.6)
	$146.5	$148.9
Other current liabilities:
Compensation and benefits	$30.8	$30.5
Customer rebates	12.8	15.4
Taxes other than income taxes	3.7	4.0
Warranty	2.5	2.9
Income taxes	5.0	0.8
Environmental	6.6	1.9
Interest	0.5	0.5
Restructuring	—	0.1
Other	8.3	7.1
	$70.2	$63.2

Gross liabilities for unrecognized income tax benefits	$2.9	$2.6

Note 8.	Segment Information
Summarized financial information for our segments is presented below.

	Three months ended		Nine months ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in millions)
Net sales, excluding intercompany:
Mueller Co.	$198.7	$187.8	$525.6	$510.2
Anvil	85.4	89.2	251.4	277.4
Mueller Technologies	26.0	24.0	59.4	65.5
	$310.1	$301.0	$836.4	$853.1
Intercompany sales:
Mueller Co.	$1.5	$1.8	$4.4	$5.4
Anvil	—	—	0.1	0.1
Mueller Technologies	—	—	—	—
	$1.5	$1.8	$4.5	$5.5
Operating income (loss):
Mueller Co.	$51.7	$46.7	$110.4	$91.5
Anvil	6.5	7.0	18.1	21.4
Mueller Technologies	(1.5)	(3.5)	(10.2)	(11.1)
Corporate	(27.0)	(18.7)	(44.4)	(36.6)
	$29.7	$31.5	$73.9	$65.2
Depreciation and amortization:
Mueller Co.	$8.5	$9.7	$25.5	$29.1
Anvil	3.3	3.6	9.9	10.8
Mueller Technologies	1.2	1.1	3.5	3.0
Corporate	0.1	0.1	0.3	0.3
	$13.1	$14.5	$39.2	$43.2
Operating expenses, excluding SG&A:
Mueller Co.	$2.4	$0.1	$3.0	$8.2
Anvil	0.9	0.2	1.5	0.4
Mueller Technologies	—	—	0.5	0.1
Corporate	18.2	11.5	18.2	12.0
	$21.5	$11.8	$23.2	$20.7
Capital expenditures:
Mueller Co.	$3.6	$4.8	$12.4	$13.1
Anvil	2.3	2.5	5.6	8.5
Mueller Technologies	1.4	1.9	4.5	4.6
Corporate	—	0.1	0.1	0.1
	$7.3	$9.3	$22.6	$26.3

Note 9.	Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss is presented below.

	Minimum pension liability, net of tax	Foreign currency translation	Derivative instruments, net of tax	Total

Balance at September 30, 2015	$(59.4)	$(6.3)	$(1.6)	$(67.3)
Current period other comprehensive income (loss)	(0.7)	0.8	(3.0)	(2.9)
Balance at June 30, 2016	$(60.1)	$(5.5)	$(4.6)	$(70.2)

Note 10.	Commitments and Contingencies
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
In the acquisition agreement pursuant to which a predecessor to Tyco sold our businesses to a previous owner in August 1999, Tyco agreed to indemnify us and our affiliates, among other things, for all “Excluded Liabilities.” Excluded Liabilities include, among other things, substantially all liabilities relating to the time prior to August 1999, including environmental liabilities. The indemnity survives indefinitely. Tyco’s indemnity does not cover liabilities to the extent caused by us or the operation of our businesses after August 1999, nor does it cover liabilities arising with respect to businesses or sites acquired after August 1999. Since 2007, Tyco has engaged in multiple corporate changes. While none of these transactions directly affects the indemnification obligations of the Tyco indemnitors under the 1999 acquisition agreement, the result of such transactions is that the assets of, and control over, such Tyco indemnitors has changed. Should any of these Tyco indemnitors become financially unable or fail to comply with the terms of the indemnity, we may be responsible for such obligations or liabilities.
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

The purchaser of U.S. Pipe has been identified as a “potentially responsible party” (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act (“Superfund”) in connection with a former manufacturing facility operated by U.S. Pipe that was in the vicinity of a Superfund site located in North Birmingham, Alabama. Under the terms of the acquisition agreement relating to our sale of U.S. Pipe, we agreed to indemnify the purchaser for certain environmental liabilities, including those arising out of the former manufacturing site located in North Birmingham. Accordingly, the purchaser tendered the matter to us for indemnification, which we accepted. Ultimate liability for the site will depend on many factors that have not yet been determined, including the determination of EPA’s remediation costs, the number and financial viability of the other PRPs (there are four other PRPs currently) and the determination of the final allocation of the costs among the PRPs, if any. Accordingly, because the amount of such costs cannot be reasonably estimated at this time, no amounts were accrued for this matter at June 30, 2016.
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
Walter Energy filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in July 2015, which is pending before the Bankruptcy Court for the Northern District of Alabama (“Bankruptcy Case”). We continue to monitor the progress of the Bankruptcy Case to determine whether we could be liable for all or a portion of this federal income tax liability if it is incurred, and not discharged, for any period during which we were included in the Walter Energy consolidated group.
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
Other Matters. Anvil is in a dispute with Victaulic Company (“Victaulic”) regarding two patents held by Victaulic, U.S. Patent 7,086,131 (“131 Patent”) and U.S. Patent 7,712,796 (“796 Patent” and collectively with the 131 Patent, “U.S. Patents”), which Anvil believes are invalid. The U.S. Patents potentially relate to a coupling product currently manufactured and marketed by Anvil. Anvil filed multiple reexamination requests with the U.S. Patent and Trademark Office (“PTO”) regarding the U.S. Patents, and the PTO granted the requests. Although the PTO examiner initially invalidated most of the claims of the 796 Patent, the PTO examiner affirmed the validity of the 796 Patent in September 2014. The PTO examiner’s decision with respect to the 796 Patent has been appealed by Anvil and awaits review by the Patent Trial and Appeal Board. In April 2015, the PTO examiner invalidated the original claim of the 131 Patent but found patentable several claims added during reexamination that appear substantially similar to those included in the 796 Patent. However, on July 13, 2016, the Patent Trial and Appeal Board issued a decision rejecting all claims of the 131 Patent as invalid. Relatedly, Anvil and Victaulic are engaged in lawsuits in the U.S. District Court for the Northern District of Georgia and in the Federal Court of Toronto, Ontario, Canada. The Georgia District Court litigation has been stayed pending the final outcome of the ongoing reexaminations of the U.S. Patents by the PTO. Although Anvil intends to continue to vigorously contest the validity of the U.S. Patents, as well as Victaulic’s related patents in Canada, and to defend itself against any counterclaims made by Victaulic, the probability of a favorable or unfavorable outcome with respect to these proceedings is unknown. Any number of potential outcomes is possible due to the multiple claims associated with the proceedings, each of which is in different stages and subject to appeal. Further, there are a number of highly complex factual and technical issues involved, and it is uncertain whether a favorable or unfavorable result with respect to a particular ruling or proceeding will impact the other matters in controversy. Accordingly, we have not recorded any accrual with respect to these proceedings and a range of liability is not reasonably estimable.
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
On July 13, 2016, we amended the ABL agreement and extended its maturity date to July 13, 2021. Additionally, we improved financial and other terms, including reducing interest rate margins and commitment fees.
On July 27, 2016, our board of directors declared a dividend of $0.03 per share on our common stock, payable on or about August 19, 2016 to stockholders of record at the close of business on August 8, 2016.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto that appear elsewhere in this report. This report contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements that address activities, events or developments that we intend, expect, plan, project, believe or anticipate will or may occur in the future are forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements we make regarding our expectations for net sales or other financial results in 2016 and the outlook for general economic conditions, spending by municipalities and the residential and non-residential construction markets. Forward-looking statements are based on certain assumptions and assessments made by us in light of our experience and perception of historical trends, current conditions and expected future developments. Actual results and the timing of events may differ materially from those contemplated by the forward-looking statements due to a number of factors, including regional, national or global political, economic, business, competitive, market and regulatory conditions and the other factors described under the section entitled “RISK FACTORS” in Item 1A. of our annual report on Form 10-K for the year ended September 30, 2015 (“Annual Report”) and of our quarterly report on Form 10-Q for the quarter ended December 31, 2015. Undue reliance should not be placed on any forward-looking statements. The Company does not intend to update forward-looking statements, except as required by law.
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
Municipal spending in 2015 was relatively strong compared with the prior year period and economic forecasts predict this trend will continue. According to the U.S. Bureau of Economic Analysis, state and local tax receipts for the quarter ended June 30, 2016 were up year-over-year and, according to the U.S. Department of Labor, the trailing twelve-month average consumer price index for water and sewerage rates at June 30, 2016 was up 4.8%. However, water conservation efforts, particularly in areas impacted by drought conditions, have resulted in lower overall receipts for some U.S. water utilities.
The year-over-year percentage change in housing starts is a key indicator of demand for Mueller Co.’s products sold in the residential construction market. In June 2016, Zelman & Associates forecasted an 8% increase in U.S. housing starts for calendar 2016 compared to the prior year, and in July 2016, Blue Chip Consensus forecasted an 8% increase.
We expect 2016 fourth quarter domestic shipments of valves, hydrants and brass products to grow about 10% compared with the prior year and overall Mueller Co.’s net sales percentage growth to be in the low-to-mid single digits, each on a year-over-year basis. We expect Mueller Co.’s operating income percentage growth in the 2016 fourth quarter to improve at a greater rate than 10%.

Anvil
In 2015, approximately 85% of Anvil’s net sales were generated by non-residential construction spending. Several leading indicators related to non-residential construction appear to be signaling growth in this market, but signals are still mixed. For example, the Architectural Billings Index for June 2016 remained above 50, which indicates growth. Although the July 2016 Blue Chip Consensus forecasted a 0.4% decrease in non-residential fixed investment in calendar 2016 compared to the prior year, their forecast for calendar 2017 was a 3.1% increase over calendar 2016.
Sales to the oil & gas market accounted for approximately 7% of Anvil’s net sales for the trailing twelve months ended June 30, 2016, down from approximately 10% during 2015. Historically, the trend in U.S. rig counts has closely correlated with the direction of demand for Anvil’s products that are sold into the oil & gas market. According to Baker Hughes Incorporated at July 29, 2016, while the U.S. land-based rig count is down approximately 47% on a year-over-year basis, it has increased 15% since the end of May 2016.
We expect Anvil’s net sales in the 2016 fourth quarter to decline as a percentage in the low to mid single digits compared to the prior year. We expect shipments into the oil & gas market to decline between $3 million and $4 million year-over year. Net sales into the fire protection market are expected to increase in the 2016 fourth quarter but not enough to offset the decline in net sales into the oil & gas market. Finally, we expect Anvil's operating income in the 2016 fourth quarter to be essentially flat compared to the prior year period.
Mueller Technologies
The municipal market is the key end market for Mueller Technologies' businesses. These businesses are project-oriented and depend on customer adoption of their technology-based products and services. Mueller Systems is benefiting from its recent introduction of new, longer-range radio capabilities, and its growth strategy is focused on the advanced metering infrastructure (“AMI”) segments of the market. In the 2016 third quarter, AMI product shipments grew $9.3 million and AMI backlog and projects awarded increased approximately 10%, in each case compared to the prior year period. Echologics’ net sales in the 2016 third quarter increased 33% compared to the prior year period as its fixed and mobile leak detection technologies continue to gain traction in the market.
We expect Mueller Technologies’ growth in AMI shipments in the 2016 fourth quarter will more than offset the decline in the automatic meter reading (“AMR”) product sales to a major customer when compared to the prior year period. We also expect its operating performance to improve due to higher shipment volumes at both Mueller Systems and Echologics, and a more favorable product mix with more AMI product shipments. With this improvement, we expect both Mueller Systems and Mueller Technologies as a whole to be slightly profitable in the 2016 fourth quarter.
Consolidated
In June 2016, the Company's U.S. pension plan completed a pension benefit settlement program. Lump-sum distributions to fully settle existing pension obligations were offered to all vested participants who are no longer working for the Company and not yet receiving benefits. Approximately 75% of these participants accepted the offer. These distributions are intended to reduce obligations associated with providing future pension benefits.
On a consolidated basis, we expect 2016 net sales to be about the same as 2015 with strong growth at Mueller Co., Mueller Technologies to be down slightly, and Anvil's net sales to be lower by about 8% to 10%. We expect higher operating income and operating margin, primarily resulting from lower raw material and other costs.

Results of Operations
Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

	Three months ended June 30, 2016
	Mueller Co.	Anvil	Mueller Technologies	Corporate	Total
	(in millions)
Net sales	$198.7	$85.4	$26.0	$—	$310.1
Gross profit	$77.5	$23.9	$5.7	$—	$107.1
Operating expenses:
Selling, general and administrative	23.4	16.5	7.2	8.8	55.9
Pension settlement	2.2	0.5	—	13.9	16.6
Other charges	0.2	0.4	—	4.3	4.9
	25.8	17.4	7.2	27.0	77.4
Operating income (loss)	$51.7	$6.5	$(1.5)	$(27.0)	29.7
Interest expense, net					6.0
Income before income taxes					23.7
Income tax expense					8.2
Net income					$15.5

	Three months ended June 30, 2015
	Mueller Co.	Anvil	Mueller Technologies	Corporate	Total
	(in millions)
Net sales	$187.8	$89.2	$24.0	$—	$301.0
Gross profit	$67.9	$24.0	$4.3	$—	$96.2
Operating expenses:
Selling, general and administrative	21.1	16.8	7.8	7.2	52.9
Loss on Walter receivable	—	—	—	11.6	11.6
Other charges	0.1	0.2	—	(0.1)	0.2
	21.2	17.0	7.8	18.7	64.7
Operating income (loss)	$46.7	$7.0	$(3.5)	$(18.7)	31.5
Interest expense, net					6.3
Income before income taxes					25.2
Income tax expense					8.7
Net income					$16.5
Consolidated Analysis
Net sales for the quarter ended June 30, 2016 increased $9.1 million to $310.1 million from $301.0 million due primarily to higher shipment volumes at Mueller Co. and Mueller Technologies, which were partially offset by lower shipment volumes at Anvil.
Gross profit for the quarter ended June 30, 2016 increased $10.9 million to $107.1 million from $96.2 million in the prior year period primarily due to Mueller Co. Gross margin increased to 34.5% for the quarter ended June 30, 2016 compared to 32.0% in the prior year period. This improvement was driven mostly by lower raw material and other costs.
Selling, general and administrative expenses (“SG&A”) for the quarter ended June 30, 2016 increased to $55.9 million from $52.9 million in the prior year period due primarily to higher personnel-related expenses. SG&A as a percentage of net sales was 18.0% in the quarter ended June 30, 2016 and 17.6% in the prior year period.
The 2016 third quarter non-cash pension settlement charge was a result of our pension benefit settlement program and the other charges were primarily associated with an idle foundry property.

Interest expense, net declined $0.3 million in the quarter ended June 30, 2016 compared to the prior year period. The components of interest expense, net are provided below.

	Three months ended
	June 30,
	2016	2015
	(in millions)
Term Loan	$5.0	$5.1
Deferred financing costs amortization	0.5	0.5
ABL Agreement	0.3	0.6
Other interest expense	0.3	0.1
	6.1	6.3
Interest income	(0.1)	—
	$6.0	$6.3
Income tax for the quarters ended June 30, 2016 and 2015 was 34.6% and 34.5% of income before income taxes, respectively.
Segment Analysis
Mueller Co.
Net sales for the quarter ended June 30, 2016 increased to $198.7 million from $187.8 million in the prior year period. Growth in both municipal spending and residential construction led to a 9% increase in domestic net sales of valves, hydrants and brass products over the prior year period.
Gross profit for the quarter ended June 30, 2016 increased to $77.5 million from $67.9 million in the prior year period due to lower raw material and other costs and higher shipment volumes. Gross margin increased to 39.0% for the quarter ended June 30, 2016 compared to 36.2% in the prior year period.
SG&A for the quarter ended June 30, 2016 increased to $23.4 million from $21.1 million in the prior year period. SG&A was 11.8% and 11.2% of net sales for the quarters ended June 30, 2016 and 2015, respectively.
Anvil
Net sales for the quarter ended June 30, 2016 declined to $85.4 million from $89.2 million in the prior year period primarily due to a $3.2 million decline in net sales into the oil & gas market compared to the prior year period. Lower shipment volumes to the oil & gas market and to customers outside the U.S. were partially offset by improvement in fire protection shipment volumes, resulting in a total shipment volume decrease of $2.7 million compared to the prior year period.
Gross profit for the quarter ended June 30, 2016 stayed relatively flat at $23.9 million compared to $24.0 million in the prior year. Gross margin was 28.0% in the quarter ended June 30, 2016 compared to 26.9% in the prior year period primarily due to lower raw material costs and other cost savings.
SG&A decreased to $16.5 million in the quarter ended June 30, 2016 from $16.8 million in the prior year period. SG&A was 19.3% and 18.8% of net sales for the quarters ended June 30, 2016 and 2015, respectively.
Mueller Technologies
Net sales in the quarter ended June 30, 2016 grew to $26.0 million from $24.0 million in the prior year period. This increase was primarily due to $9.3 million in higher year-over-year shipments of AMI products, which was substantially offset by an $8.0 million decrease in sales of AMR products primarily to one customer.
Gross profit in the quarter ended June 30, 2016 was $5.7 million compared to $4.3 million in the prior year period. Gross margin increased to 21.9% in the quarter ended June 30, 2016 compared to 17.9% in the prior year period. These increases are primarily due to the growth in shipments of higher-margin AMI products.
SG&A decreased to $7.2 million in the quarter ended June 30, 2016 from $7.8 million in the prior year period. SG&A decreased to 27.7% of net sales for the quarter ended June 30, 2016 from 32.5% of net sales in the prior year period. The reduction in SG&A was related to cost savings initiatives.

Corporate
SG&A was $8.8 million in the quarter ended June 30, 2016 compared to $7.2 million in the prior year period primarily due to higher personnel-related expenses.
Nine Months Ended June 30, 2016 Compared to Nine Months Ended June 30, 2015

	Nine months ended June 30, 2016
	Mueller Co.	Anvil	Mueller Technologies	Corporate	Total
	(in millions)
Net sales	$525.6	$251.4	$59.4	$—	$836.4
Gross profit	$179.2	$70.6	$10.9	$—	$260.7
Operating expenses:
Selling, general and administrative	65.8	51.0	20.6	26.2	163.6
Pension settlement	2.2	0.5	—	13.9	16.6
Other charges	0.8	1.0	0.5	4.3	6.6
	68.8	52.5	21.1	44.4	186.8
Operating income (loss)	$110.4	$18.1	$(10.2)	$(44.4)	73.9
Interest expense, net					18.0
Income before income taxes					55.9
Income tax expense					18.5
Net income					$37.4

	Nine months ended June 30, 2015
	Mueller Co.	Anvil	Mueller Technologies	Corporate	Total
	(in millions)
Net sales	$510.2	$277.4	$65.5	$—	$853.1
Gross profit	$163.3	$75.6	$10.7	$—	$249.6
Operating expenses:
Selling, general and administrative	63.6	53.8	21.7	24.6	163.7
Loss on Walter receivable	—	—	—	11.6	11.6
Other charges	8.2	0.4	0.1	0.4	9.1
	71.8	54.2	21.8	36.6	184.4
Operating income (loss)	$91.5	$21.4	$(11.1)	$(36.6)	65.2
Interest expense, net					21.8
Loss on early extinguishment of debt					31.3
Income before income taxes					12.1
Income tax expense					3.5
Net income					$8.6
Consolidated Analysis
Net sales for the nine months ended June 30, 2016 declined $16.7 million to $836.4 million from $853.1 million mostly due to $10.4 million of net lower shipment volumes primarily due to declines at Anvil and $4.7 million of currency impact.
Gross profit for the nine months ended June 30, 2016 increased to $260.7 million from $249.6 million in the prior year period. Gross margin increased to 31.2% for the nine months ended June 30, 2016 compared to 29.3% in the prior year period. This improvement was driven mostly by lower raw material and other costs.
SG&A for the nine months ended June 30, 2016 of $163.6 million was essentially flat compared with the prior year period. SG&A as a percentage of net sales was 19.6% in the nine months ended June 30, 2016 and 19.2% in the prior year period.

The 2016 non-cash pension settlement charge was a result of our pension benefit settlement program and the other charges were primarily associated with an idle foundry property.
Interest expense, net decreased $3.8 million in the nine months ended June 30, 2016 compared to the prior year period. The components of interest expense, net are provided below. We entered into the Term Loan in November 2014 and used the proceeds, along with other cash, to repay the Senior Subordinated Notes and the Senior Unsecured Notes. We recognized a loss on early extinguishment of debt for $31.3 million upon repaying the Notes.

	Nine months ended
	June 30,
	2016	2015
	(in millions)
Term Loan	$15.3	$12.3
Deferred financing costs amortization	1.4	1.5
ABL Agreement	0.9	1.4
7.375% Senior Subordinated Notes	—	4.0
8.75% Senior Unsecured Notes	—	2.4
Other interest expense	0.6	0.3
	18.2	21.9
Interest income	(0.2)	(0.1)
	$18.0	$21.8
Income tax expense for the nine months ended June 30, 2016 included benefits of $0.8 million related to a legislative change for research and development tax credits and $0.5 million associated with the adoption of new accounting rules related to stock compensation plans. Excluding these benefits, the effective income tax rate would have been approximately 36%.
Segment Analysis
Mueller Co.
Net sales for the nine months ended June 30, 2016 increased to $525.6 million from $510.2 million in the prior year period. Growth in both municipal spending and residential construction led to an increase in domestic net sales of valves, hydrants and brass products of $20.5 million over the prior year period. This increase was offset by $7.6 million of lower sales of water treatment valves at Henry Pratt.
Gross profit for the nine months ended June 30, 2016 increased to $179.2 million from $163.3 million in the prior year period due to lower raw material and other costs and higher shipment volumes. Gross margin increased to 34.1% for the nine months ended June 30, 2016 compared to 32.0% in the prior year period.
SG&A for the nine months ended June 30, 2016 increased to $65.8 million from $63.6 million in the prior year period. SG&A was 12.5% of net sales for each of the nine months ended June 30, 2016 and 2015.
Anvil
Net sales for the nine months ended June 30, 2016 declined to $251.4 million from $277.4 million in the prior year period primarily due to a decline in net sales into the oil & gas market of $21.7 million compared to the prior year period. Total shipment volumes for the nine months ended June 30, 2016 decreased $23.8 million compared to the prior year period.
Gross profit for the nine months ended June 30, 2016 decreased to $70.6 million from $75.6 million in the prior year period due to lower shipment volumes into the oil & gas market , partially offset by growth in shipment volumes of fire protection products, engineered pipe support shipments to a nuclear power plant project in Taiwan and lower raw material and other costs. Gross margin was 28.1% in the nine months ended June 30, 2016 compared to 27.3% in the prior year period.
SG&A decreased to $51.0 million in the nine months ended June 30, 2016 from $53.8 million in the prior year period primarily due to lower personnel-related expenses. SG&A was 20.3% and 19.4% of net sales for the nine months ended June 30, 2016 and 2015, respectively.

Mueller Technologies
Net sales in the nine months ended June 30, 2016 declined to $59.4 million from $65.5 million in the prior year period primarily due to $20.3 million of lower shipment volumes of AMR products primarily to one customer, although this was offset by $14.9 million of increased shipment volumes of higher-margin AMI products.
Despite this decline in sales, gross profit in the nine months ended June 30, 2016 increased to $10.9 million from $10.7 million in the prior year period. Gross margin increased to 18.4% in the nine months ended June 30, 2016 from 16.3% in the prior year period. These increases were primarily due to the growth in shipments of higher-margin AMI products.
SG&A decreased to $20.6 million in the nine months ended June 30, 2016 from $21.7 million in the prior year period. SG&A increased to 34.7% of net sales for the nine months ended June 30, 2016 from 33.1% of net sales in the prior year period.
Corporate
SG&A increased to $26.2 million in the nine months ended June 30, 2016 from $24.6 million in the prior year period primarily due to higher personnel-related expenses.

Liquidity and Capital Resources
We refinanced our debt in November 2014 by repaying all of our Senior Subordinated Notes and Senior Unsecured Notes and entering into a $500.0 million term loan that matures on November 25, 2021.
We had cash and cash equivalents of $148.3 million at June 30, 2016 and $173.4 million of additional borrowing capacity under our ABL Agreement based on June 30, 2016 data. Undistributed earnings from our subsidiaries in Canada and China are considered to be permanently invested outside the United States. At June 30, 2016, cash and cash equivalents included $16.3 million and $6.2 million in Canada and China, respectively.
The ABL Agreement and Term Loan contain customary representations and warranties, covenants and provisions governing an event of default.  The covenants restrict our ability to engage in certain specified activities, including but not limited to the payment of dividends and the redemption of our common stock. On July 13, 2016, we amended the ABL agreement and extended its maturity date to July 13, 2021. Additionally, we improved financial and other terms, including reducing interest rate margins and commitment fees.
Cash flows from operating activities are categorized below.

	Nine months ended
	June 30,
	2016	2015
	(in millions)
Collections from customers	$826.7	$866.2
Disbursements, other than interest and income taxes	(715.8)	(810.8)
Interest payments, net	(15.8)	(31.2)
Income tax payments, net	(21.5)	(5.0)
Cash provided by operating activities	$73.6	$19.2
On average, we collect receivables from customers about one quarter after we ship the related products. The decrease in collections from customers during the nine months ended June 30, 2016 compared to the prior year period is primarily due to decreased net sales between the nine month periods ended March 31, 2016 and 2015.
Decreased disbursements, other than interest and income taxes, during the nine months ended June 30, 2016 reflect lower purchasing activity and differences in the timing of expenditures.
Interest payments were lower during the nine months ended June 30, 2016 compared to the prior year period due the reduced interest expense under the new debt structure described above, higher interest payments related to the debt that was retired in November 2014 and the timing of interest payments related to the debt that was retired.
Income tax payments were higher during the nine months ended June 30, 2016 compared to the prior year period because we have exhausted our net operating loss carryforwards for U.S. federal income taxes. For the full year, we expect 2016 income tax payments to be substantially higher than the $13.3 million paid in 2015.
Capital expenditures were $22.6 million in the nine months ended June 30, 2016 compared to $26.3 million in the prior year period. We estimate 2016 capital expenditures will be between $38 million and $40 million.
We anticipate that our existing cash, cash equivalents and borrowing capacity combined with our expected operating cash flows will be sufficient to meet our anticipated operating expenses, income tax payments, capital expenditures and debt service obligations as they become due through June 30, 2017. However, our ability to make these payments will depend partly upon our future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control.

ABL Agreement
On July 13, 2016, we amended our ABL Agreement. With this amendment, the ABL Agreement consists of a revolving credit facility for up to $225 million of revolving credit borrowings, swing line loans and letters of credit. The ABL Agreement permits us to increase the size of the credit facility by an additional $150 million in certain circumstances subject to adequate borrowing base availability. We may borrow up to $25 million through swing line loans and may have up to $60 million of letters of credit outstanding.
Borrowings under the ABL Agreement bear interest at a floating rate equal to LIBOR, plus a margin ranging from 125 to 150 basis points, or a base rate, as defined in the ABL Agreement, plus a margin ranging from 25 to 50 basis points. At July 13, 2016, the applicable LIBOR-based margin was 125 basis points.
The ABL Agreement terminates on July 13, 2021. We pay a commitment fee for any unused borrowing capacity under the ABL Agreement of 25 basis points per annum.
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
Substantially all of our U.S. subsidiaries are borrowers under the ABL Agreement and are jointly and severally liable for any outstanding borrowings. Our obligations under the ABL Agreement are secured by a first-priority perfected lien on all of our U.S. on site inventories, accounts receivable, certain cash and other supporting obligations.
Borrowings are not subject to any financial maintenance covenants unless excess availability is less than the greater of $17.5 million and 10% of the “Loan Cap” as defined in the ABL Agreement.
Term Loan
We had $492.5 million face value outstanding under the Term Loan at June 30, 2016. Term Loan borrowings accrue interest at a floating rate equal to LIBOR, subject to a floor of 0.75%, plus 325 basis points. We may voluntarily repay amounts borrowed under the Term Loan at any time. The principal amount of the Term Loan is required to be repaid in quarterly installments of $1.25 million and matures on November 25, 2021. The Term Loan is guaranteed by substantially all of our U.S. subsidiaries and secured by essentially all of our assets, although the ABL Agreement has a senior claim on certain collateral securing borrowings thereunder.
Off-Balance Sheet Arrangements
We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose” entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, at June 30, 2016 we did not have any undisclosed borrowings, debt, derivative contracts or synthetic leases. Therefore, we were not exposed to any financing, liquidity, market or credit risk that could have arisen had we engaged in such relationships.
We use letters of credit and surety bonds in the ordinary course of business to ensure the performance of contractual obligations. At June 30, 2016, we had $22.4 million of letters of credit and $36.6 million of surety bonds outstanding.
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
Interest Rate Swap Contracts
We have four interest rate swap contracts with forward start dates. We expect these swap contracts will fix the effective interest rate on $150.0 million of our borrowings under the Term Loan at 5.591% from September 30, 2016 through September 30, 2021. These swap contracts are accounted for as effective hedges. These swap contracts had a liability fair value of $7.5 million at June 30, 2016.

Item 4.	CONTROLS AND PROCEDURES
During the quarter ended June 30, 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 6.	EXHIBITS

Exhibit No.	Document
10.19.3*	Third Amendment to Credit Agreement, dated July 12, 2016. Incorporated by reference to Exhibit 10.19.3 to Mueller Water Products, Inc. Form 10-Q (File no. 001-32892) filed on August 8, 2016.
10.28*	Employment Agreement, dated May 2, 2016, between Mueller Water Products Inc. and Patrick M. Donovan
10.28.1*	Executive Change-in-Control Severance Agreement, dated May 2, 2016, between Mueller Water Products and Patrick M. Donovan.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

MUELLER WATER PRODUCTS, INC.
Date:	August 8, 2016	By:	/s/ Evan L. Hart
Evan L. Hart
Chief Financial Officer