Form 10-K
period 2016-09-30
Mueller Water Products, Inc.
filed 2016-11-22
CIK 1350593

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2016
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒ Yes ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) ☒ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.505 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one): ☒ Large accelerated filer     ☐ Accelerated filer      ☐ Non-accelerated filer ☐ Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes ☒ No
There were 161,732,282 shares of common stock of the registrant outstanding at November 16, 2016. At March 31, 2016, the aggregate market value of the voting and non-voting common stock held by non-affiliates (assuming only for purposes of this computation that directors and executive officers may be affiliates) was $1,575.9 million based on the closing price per share as reported on the New York Stock Exchange.
DOCUMENTS INCORPORATED BY REFERENCE
Applicable portions of the Proxy Statement for the upcoming 2017 Annual Meeting of Stockholders of the Company are incorporated by reference into Part III of this Form 10-K.

Introductory Note
In this Annual Report on Form 10-K (this “annual report”), (1) the “Company,” “we,” “us” or “our” refer to Mueller Water Products, Inc. and its subsidiaries, including Mueller Co., Anvil and Mueller Technologies; (2) “Mueller Co.” refers to our Mueller Co. segment; (3) “Anvil” refers to our Anvil segment; (4) “Mueller Technologies” refers to our Mueller Technologies segment and (5) “U.S. Pipe” refers to our former U.S. Pipe segment, which we sold on April 1, 2012. With regard to the Company’s segments, “we,” “us” or “our” may also refer to the segment being discussed.
Certain of the titles and logos of our products referenced in this annual report are part of our intellectual property. Each trade name, trademark or service mark of any other company appearing in this annual report is the property of its owner.
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
Forward-Looking Statements
This annual report contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements that address activities, events or developments that we intend, expect, plan, project, believe or anticipate will or may occur in the future are forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements we make regarding our business strategy, capital allocation plans and expectations for net sales and operating income margins in 2017 and the outlook for general economic conditions, spending by municipalities and the residential and non-residential construction markets and the impacts of these factors on our business and our expected financial performance in 2017. Forward-looking statements are based on certain assumptions and assessments made by us in light of our experience and perception of historical trends, current conditions and expected future developments. Actual results and the timing of events may differ materially from those contemplated by the forward-looking statements due to a number of factors, including regional, national or global political, economic, business, competitive, market and regulatory conditions and the other factors described under the section entitled “RISK FACTORS” in Item 1A of Part I of this annual report.
Undue reliance should not be placed on any forward-looking statements. We do not have any intention or obligation to update forward-looking statements, except as required by law.

PART I

Item 1.	BUSINESS
Our Company
Mueller Water Products, Inc. is a Delaware corporation that was incorporated on September 22, 2005 under the name Mueller Holding Company, Inc. It is the surviving corporation of the merger of Mueller Water Products, LLC and Mueller Water Products Co-Issuer, Inc. with and into Mueller Holding Company, Inc. on February 2, 2006, when we changed our name to Mueller Water Products, Inc. On June 1, 2006, we completed an initial public offering of 28,750,000 shares of Series A common stock.
On December 14, 2006, Walter Industries, Inc., our parent company at that time,distributed to its shareholders 85,844,920 shares of our Series B common stock (the “Spin-off”). Walter Industries subsequently changed its name to Walter Energy, Inc. (“Walter Energy”). On January 28, 2009, each share of Series B common stock was converted into one share of Series A common stock and the Series A designation was discontinued.
On September 23, 2009, we completed a public offering of 37,122,000 shares of common stock.
On April 1, 2012, we sold U.S. Pipe.
We are a leading manufacturer and marketer of products and services used in the transmission, distribution and measurement of water in North America. Our products and services are used by municipalities and the residential and non-residential construction industries. Certain of our products have leading positions due to their strong brand recognition and reputation for quality, service and innovation. We believe we have one of the largest installed bases of iron gate valves and fire hydrants in the United States. Our iron gate valve or fire hydrant products are specified for use in the largest 100 metropolitan areas in the United States. Our large installed base, broad product range and well-known brands have led to long-standing relationships with the key distributors and end users of our products. Our consolidated net sales were $1,138.9 million in 2016.
Segment sales, operating results and additional financial data and commentary are provided in the Segment Analysis section in Part II, Item 7. “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” and in Note 15. of the Notes to Consolidated Financial Statements in Part II, Item 8. “FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this annual report.
Mueller Co.
Mueller Co. manufactures valves for water and gas systems, including iron gate, butterfly, tapping, check, knife, plug and ball valves, as well as dry-barrel and wet-barrel fire hydrants and a broad line of pipe repair products, such as clamps and couplings used to repair leaks. Mueller Co.’s net sales were $715.7 million in 2016. Sales of Mueller Co. products are driven principally by spending on water and wastewater infrastructure upgrade, repair and replacement, and by construction of new water and wastewater infrastructure, which is typically associated with construction of new residential communities. Mueller Co. sells its products primarily through waterworks distributors. We estimate approximately 60% of Mueller Co.’s 2016 net sales were for infrastructure upgrade, repair and replacement.
Anvil
Anvil manufactures and sources a broad range of products, including a variety of fittings, couplings, hangers, valves and related products for use in non-residential construction (including HVAC and fire protection applications), industrial, power and oil & gas end markets. Anvil’s net sales were $338.3 million in 2016. Anvil sells its products primarily through distributors that resell to a wide variety of end users. Anvil services these distributors primarily through its distribution centers.
Mueller Technologies
Mueller Technologies companies offer residential and commercial water metering products and systems and water leak detection and pipe condition assessment products and services. Mueller Technologies’ net sales were $84.9 million in 2016. Mueller Technologies is comprised of the Mueller Systems and Echologics businesses. Mueller Systems sells water metering systems, products and services directly to municipalities and to waterworks distributors. Echologics sells water leak detection and pipe condition assessment products and services primarily to end users.

Business Strategy
Our business strategy is to capitalize on the large, attractive and growing water infrastructure markets. Key elements of this strategy are as follows:
Continue to maintain our leadership positions with our customers and end users
We plan to maintain our leadership positions with our customers and end users by leveraging our brands and large installed base; our valve or fire hydrant products’ specification in the 100 largest metropolitan areas in the United States; our established and extensive distribution channels; and our broad range of leading water infrastructure, flow control and piping component system products, as well as by developing and introducing additional products and services.
Continue to enhance operational excellence
We will continue to pursue superior product engineering, design and manufacturing by investing in technologically advanced manufacturing processes. We will continue to expand the use of Lean manufacturing and Six Sigma business improvement methodologies where appropriate to safely capture higher levels of quality, service and operational efficiency. We will also continue to evaluate outsourcing or insourcing certain products wherever doing so will lower our costs while maintaining high quality and service levels.
Continue to seek to develop, acquire and invest in businesses and technologies that expand our existing portfolio of businesses or that allow us to enter new markets
We will continue to evaluate the development and acquisition of strategic businesses, technologies and product lines that have the potential to strengthen our competitive positions, enhance or expand our existing product and service offerings, expand our technological capabilities, provide synergistic opportunities or that allow us to enter new markets.  As part of this strategy, we may pursue international opportunities, including acquisitions, joint ventures and partnerships, that allow us to expand product or service offerings or to enter new markets. We will also continue to invest, through acquisition or internal development, in technologies, intellectual capital and product development to enhance or expand our existing product and service offerings.
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
Water and Gas Valves and Related Products.  Mueller Co. manufactures valves for water and gas systems, including iron gate, butterfly, tapping, check, knife, plug and ball valves, and sells these products under a variety of brand names, including Mueller and U.S. Pipe Valve and Hydrant. Water and gas valves and related products, generally made of iron or brass, accounted for $504.8 million, $495.7 million and $474.2 million of our gross sales in 2016, 2015 and 2014, respectively. These valve products are used to control transmission of potable water, non-potable water or gas. Water valve products typically range in size from ¾ inch to 36 inches in diameter. Mueller Co. also manufactures significantly larger valves as custom order work through its Henry Pratt business unit. Most of these valves are used in water transmission or distribution, water treatment facilities or industrial applications.
Mueller Co. also produces small valves, meter bars and line stopper fittings for use in gas systems, as well as machines and tools for tapping, drilling, extracting, installing and stopping-off, which are designed to work with its water and gas fittings and valves as an integrated system.

Fire Hydrants.  Mueller Co. manufactures dry-barrel and wet-barrel fire hydrants. Sales of fire hydrants and fire hydrant parts accounted for $184.9 million, $177.4 million and $175.0 million of our gross sales in 2016, 2015 and 2014, respectively. Mueller Co. sells fire hydrants for new water infrastructure development, fire protection systems and water infrastructure repair and replacement projects.
These fire hydrants consist of an upper barrel and nozzle section and a lower barrel and valve section that connects to a water main. In dry-barrel hydrants, the valve connecting the barrel of the hydrant to the water main is located below ground at or below the frost line, which keeps the upper barrel dry. Mueller Co. sells dry-barrel fire hydrants under the Mueller and U.S. Pipe Valve and Hydrant brand names in the United States and the Canada Valve brand name in Canada. Mueller Co. also makes wet-barrel hydrants, where the valves are located in the hydrant nozzles and the barrel contains water at all times. Wet-barrel hydrants are made for warm weather climates, such as in California and Hawaii, and are sold under the Jones brand name.
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
Anvil
Anvil products include a variety of fittings, couplings, hangers, valves and related piping component system products for use in non-residential construction (including HVAC and fire protection applications), industrial, power and oil & gas end markets. Anvil’s net sales were $338.3 million, $371.1 million and $401.4 million in 2016, 2015 and 2014, respectively, of which $96.8 million, $98.0 million and $98.3 million, respectively, were of products manufactured by third parties. The oil & gas end markets accounted for approximately 5%, 10% and 20% of Anvil’s gross sales in 2016, 2015 and 2014, respectively. Anvil’s sales into the oil & gas markets decreased significantly during 2015 and 2016 as a result of a decline in oil & gas drilling activity.
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
Sales of water metering products and systems accounted for 83%, 88% and 90% of Mueller Technologies’ net sales in 2016, 2015 and 2014, respectively.
Water Leak Detection and Pipe Condition Assessment Products and Services. Echologics develops technologies and offers products and services under the Echologics brand name that can non-invasively (without disrupting service or introducing a foreign object into the water system) detect underground leaks and assess the condition of water mains comprised of a variety of materials.  Echologics leverages its proprietary acoustic technology to offer leak detection and condition assessment surveys. In 2014, Echologics began offering a fixed leak detection service that allows customers to continuously monitor and detect leaks on water transmission mains. We believe Echologics’ ability to offer accurate leak detection and pipe condition assessment services non-invasively is a key competitive advantage.
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

Anvil
Anvil currently operates nine manufacturing facilities located in the United States.  Anvil’s manufacturing operations include foundry, heat treating, machining, fabricating, assembling, testing and painting operations.  Not all facilities perform each of these operations. These foundry operations employ automated vertical and horizontal green sand molding equipment. Anvil’s products are made in a high-volume production environment, with extensive use of high-speed computer controlled machines and other automated equipment.
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
Purchased Components and Raw Materials
Our products are made using various purchased components and several basic raw materials, including scrap steel, sand, resin, brass ingot and steel pipe. Purchased parts and raw materials represented 44% and 10%, respectively, of cost of sales in 2016.
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
The table below highlights selected brand names by segment.

Mueller Co.	Anvil	Mueller Technologies
Canada Valve™	Anvil®	Echologics®
Centurion®	Anvil-Strut®	Echoshore®
Hydro Gate®	Beck®	ePulse®
Hydro-Guard®	Catawissa™	Hersey™
Jones®	Gruvlok®	LeakFinderRT®
Milliken™	J.B. Smith™	LeakFinderST™
Mueller®	Merit™	LeakListener®
Pratt®	SPF®	LeakTuner®
U.S. Pipe Valve and Hydrant™		Mi.Echo®
Mi.Data®
Mi.Hydrant™
Mi.Net®
Mueller Systems®
Seasonality
See “Item 1A. RISK FACTORS-Seasonal demand for certain of our products and services may adversely affect our financial results.” and “Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Seasonality.”

Sales, Marketing and Distribution
We sell primarily to distributors. Our distributor relationships are generally non-exclusive, but we attempt to align ourselves with key distributors in the principal markets we serve. We believe Mueller is the most recognized brand in the U.S. water infrastructure industry.
Mueller Co.
Mueller Co. sells its products primarily through waterworks distributors to a wide variety of end user customers, including municipalities, water and wastewater utilities, gas utilities, and fire protection and construction contractors. Sales of our products are heavily influenced by the specifications for the underlying projects. Approximately 8%, 9% and 12% of Mueller Co.’s net sales were to Canadian customers in 2016, 2015 and 2014, respectively.
At September 30, 2016, Mueller Co. had 90 sales representatives in the field and 91 inside marketing and sales professionals, as well as 113 independent manufacturer’s representatives. In addition to calling on distributors, these representatives call on municipalities, water companies and other end users to ensure the products specified for their projects are our products or comparable to our products. Municipalities often require contractors to use the same products that have been specified by that municipality.
Mueller Co.’s extensive installed base, broad product range and well-known brands have led to many long-standing relationships with the key distributors in the principal markets we serve. Our distribution network covers all of the major locations for our principal products in the United States and Canada. Although we have long-standing relationships with most of our key distributors, we typically do not have long-term contracts with them, including our two largest distributors, which together accounted for approximately 35%, 34% and 34% of Mueller Co.’s gross sales in 2016, 2015 and 2014, respectively. The loss of either of these distributors would have a material adverse effect on our business. See “Item 1A. RISK FACTORS-Our business depends on a small group of key customers for a significant portion of our sales.”
Anvil
Anvil sells its products primarily to distributors who then resell the products to a wide variety of end users, including commercial contractors. At September 30, 2016, Anvil’s sales force consisted of 117 sales and customer service representatives and 27 independent sales representatives. Anvil ships products primarily from four regional distribution centers. Approximately 5%, 6% and 5% of Anvil’s net sales were to Canadian customers in 2016, 2015 and 2014, respectively.
Anvil generally does not have long-term contracts with its distributors, although it has long-standing relationships with most of its key distributors. Anvil’s top five distributors together accounted for approximately 25%, 23%, and 23% of Anvil’s gross sales in 2016, 2015 and 2014, respectively. The loss of any one of these distributors could have a material adverse effect on our business. See “Item 1A. RISK FACTORS-Our business depends on a small group of key customers for a significant portion of our sales.”
Mueller Technologies
Mueller Systems sells its water metering systems, products and services directly to municipalities and to waterworks distributors. Echologics sells water leak detection and pipe condition assessment products and services primarily to end users. At September 30, 2016, Mueller Technologies’ companies had 37 sales representatives in the field and 2 independent manufacturer’s representatives. The Mueller Technologies businesses’ five largest customers accounted for approximately 49%, 54% and 56% of segment gross sales in 2016, 2015 and 2014, respectively. See “Item 1A. RISK FACTORS-Our business depends on a small group of key customers for a significant portion of our sales.”

Backlog
We consider backlog to represent orders placed by customers for which goods or services have yet to be delivered. Backlog is a meaningful indicator for the Henry Pratt business unit of Mueller Co. and the Mueller Systems business unit of Mueller Technologies. Henry Pratt manufactures valves and other parts for large projects that typically require design and build specifications. The delivery lead time for parts used for these projects can be as long as nine months, and we expect approximately 10% of Henry Pratt’s backlog at the end of 2016 will not be shipped until beyond 2017. Mueller Systems manufactures or sources water meter systems that are sometimes ordered in large quantities with delivery dates over several years, and we expect approximately 30% of Mueller Systems’ backlog will not be shipped until beyond 2017. Backlog for Henry Pratt and Mueller Systems is presented below.

	September 30,
	2016	2015
	(in millions)
Henry Pratt	$67.8	$61.6
Mueller Systems	31.4	17.3
Sales cycles for metering systems can span several years and it is common for customers to place orders throughout the contract period. Although we believe we have a common understanding with our customer as to the total value of a contract when it is awarded, we do not recognize backlog until customer orders are received.
Competition
The U.S. and Canadian markets for water infrastructure, flow control and piping component system products are very competitive. See “Item 1A. RISK FACTORS-Strong competition could adversely affect prices and demand for our products and services, which would adversely affect our operating results.” There are only a few competitors for most of our product and service offerings. Many of our competitors are well-established companies with products that have strong brand recognition. We consider our installed base, product quality, customer service level, brand recognition, innovation, distribution and technical support to be competitive strengths.
The competitive environment for most of Mueller Co.’s valve and hydrant products is mature and many end users are slow to transition to brands other than their historically preferred brand. It is difficult to increase market share in this environment. We believe Mueller Co. fire hydrants and valves enjoy strong competitive positions based primarily on the extent of their installed base, product quality, specified position and brand recognition. Its principal competitors for fire hydrants and iron gate valves are McWane, Inc. and American Cast Iron Pipe Company. The primary competitors for its brass products are The Ford Meter Box Company, Inc. and A.Y. McDonald Mfg. Co. Many brass valves are interchangeable among different manufacturers.
The markets for Anvil’s products are highly competitive, price-sensitive and vulnerable to the increased acceptance of products produced in perceived lower-cost countries, such as China and India. Anvil competes primarily on the basis of availability, service, price and breadth of product offerings. Its primary competitors are Ward Manufacturing L.L.C. for cast iron and malleable iron fittings, Victaulic Company and Tyco International Ltd. for ductile grooved fittings and ERICO International Corporation, Cooper Industries plc and Carpenter & Paterson, Inc. for pipe hangers. Historically, its mechanical and industrial customers have been slower to accept products manufactured outside the United States than its fire protection customers.
The markets for products and services sold by the Mueller Technologies businesses are very competitive. Mueller Systems sells water metering products and systems in the United States. We believe a substantial portion of this market is in the process of transitioning from manually read meters to automatically read meters, but we also expect this transition to be relatively slow and that many end users will be reluctant to adopt brands other than their historically preferred brand. Although Mueller Systems’ market position is relatively small, we believe its automatically read meters and associated technology are well positioned to gain a greater share of these markets. Its principal competitors are Sensus, Neptune Technology Group, Inc., Badger Meter, Inc., Aclara LLC and Itron, Inc. Echologics sells water leak detection and pipe condition assessment products and services in North America, the United Kingdom and select countries in Europe, Asia and the Middle East, with its primary markets being the United States and Canada. The worldwide market for leak detection and pipe condition assessment is highly fragmented with numerous competitors. Its more significant competitors are Pure Technologies Ltd., Gutermann AG, and Syrinix Ltd.

Research and Development
Our primary research and development (“R&D”) facilities are located in Chattanooga, Tennessee for Mueller Co., in North Kingstown, Rhode Island for Anvil and in Middleborough, Massachusetts and Toronto, Ontario for Mueller Technologies. The primary focus of these operations is to develop new products, improve and refine existing products and obtain and assure compliance with industry approval certifications or standards (such as AWWA, UL, FM, NSF and The Public Health and Safety Company).  At September 30, 2016, we employed 93 people dedicated to R&D activities.  R&D expenses were $12.9 million, $14.9 million and $14.4 million during 2016, 2015 and 2014, respectively.
Regulatory and Environmental Matters
Our operations are subject to numerous federal, state and local laws and regulations, both within and outside the United States, in areas such as: competition, government contracts, international trade, labor and employment, tax, licensing, consumer protection, environmental protection, workplace health and safety, and others.  These and other laws and regulations impact the manner in which we conduct our business, and changes in legislation or government policies can affect our operations, both favorably and unfavorably. For example, the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and similar state laws affect our operations by, among other things, imposing investigation and cleanup requirements for threatened or actual releases of hazardous substances. Under CERCLA, joint and several liability may be imposed on operators, generators, site owners, lessees and others regardless of fault or the legality of the original activity that caused or resulted in the release of the hazardous substances. Thus, we may be subject to liability under CERCLA and similar state laws for properties that (1) we currently own, lease or operate, (2) we, our predecessors, or former subsidiaries previously owned, leased or operated, (3) sites to which we, our predecessors or former subsidiaries sent waste materials, and (4) sites at which hazardous substances from our facilities’ operations have otherwise come to be located. The purchaser of U.S. Pipe has been identified as a “potentially responsible party” (“PRP”) under CERCLA in connection with a former manufacturing facility operated by U.S. Pipe that was in the vicinity of a Superfund site located in North Birmingham, Alabama. Under the terms of the acquisition agreement relating to our sale of U.S. Pipe, we agreed to indemnify the purchaser for certain environmental liabilities, including those arising out of the former manufacturing site in North Birmingham. Accordingly, the purchaser tendered the matter to us for indemnification, which we accepted. Ultimate liability for the site will depend on many factors that have not yet been determined, including the determination of EPA’s remediation costs, the number and financial viability of the other PRPs (there are four other PRPs currently) and the determination of the final allocation of the costs among the PRPs, if any. For more information regarding this matter as well as others that may affect our business, including our capital expenditures, earnings and competitive position, see “Item 1A. RISK FACTORS,” “Item 3. LEGAL PROCEEDINGS - Environmental,” “Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Contingencies” and Note 16. of the Notes to Consolidated Financial Statements.
Employees
At September 30, 2016, we employed approximately 3,900 people, of whom 93% work in the United States. At September 30, 2016, 64% of our hourly workforce was represented by collective bargaining agreements.
Our locations with employees covered by such agreements are presented below.

Location	Expiration of current agreement(s)
Albertville, AL	October 2017
Aurora, IL	September 2018
Decatur, IL	June 2020
Tinley Park, IL	April 2018
Columbia, PA	May 2017 and August 2017
Chattanooga, TN	January 2017 and October 2019
Henderson, TN	December 2018
Simcoe, Canada	November 2018
We believe relations with our employees, including those represented by collective bargaining agreements, are good.
Geographic Information
See Note 15. of the Notes to Consolidated Financial Statements.

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
Item 1A.    RISK FACTORS
Our end markets are subject to risks relating to general economic cycles and conditions, which affect demand for our products and services and may adversely affect our financial results.
Our primary end markets are municipal water distribution and treatment systems, new water and wastewater infrastructure associated with new residential construction and the non-residential construction industry. Sustained uncertainty about any of these end markets could cause our distributors and end use customers to delay purchasing, or determine not to purchase, our products or services. General economic and other factors, including unemployment levels, energy costs, the state of the credit markets (including municipal bonds, mortgages, home equity loans and consumer credit) and other factors beyond our control, could adversely affect our sales, profitability and cash flows.
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
Non-residential construction activity is also important to our business and adverse conditions or sustained uncertainty regarding this market could adversely affect our financial results.
Non-residential construction is also important to our business. Accordingly, our business has been significantly and adversely affected by declines in non-residential commercial construction activity due to, among other things, tight credit markets and reductions in construction spending, more generally. Sustained uncertainty regarding non-residential development could pose a risk to us as market participants may postpone spending until conditions improve, which would adversely affect demand for some of our products. Adverse conditions or sustained uncertainty regarding the non-residential construction market could adversely affect our sales, profitability and cash flows.
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
The U.S. markets for water metering products and systems are highly competitive. Our primary competitors benefit from strong market positions and many end users are slow to transition to new products or new brands. Our ability to gain customers depends on our technological advancements and ability to market our products and services to our customers and end users effectively.
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
The long-term success of our newer technologies, such as smart metering and leak detection and pipe condition assessment – which are key to the Mueller Technologies businesses – depends on market acceptance and our ability to manage the risks associated with the introduction of new products and systems.
Our newer technologies comprise smart metering and leak detection and pipe condition assessment products and services. These technologies are principally associated with our Mueller Systems and Echologics businesses, respectively. Our investments in smart metering have primarily focused on the market for AMI and have been based on our belief that water utilities will transition over time from traditional manually-read meters to automatically-read meters. The market for AMI is relatively new and evolving, and the U.S. markets for water meter products and systems are highly competitive. Water utilities have traditionally been slow adopters of new technology and may not adopt AMI as quickly as we expect, due, in part, to the substantial investment related to installation of AMI systems. The strong market positions of our primary competitors may also slow the adoption of our products. Similarly, the adoption of our leak detection and pipe condition assessment products and services depends on the willingness of our customers to invest in new product and service offerings, and the pace of adoption may be slower than we expect. If the market for AMI develops more slowly than we expect or if our new leak detection and pipe condition assessment products and services fail to gain market acceptance, our opportunity to grow these businesses will be limited.
In addition, the success of our new products and systems will depend on our ability to manage the risks associated with their introduction, including the risk that new products and systems may have quality or other defects or deficiencies in their early stages that result in their failure to satisfy performance or reliability requirements. Our success will depend in part on our ability to manage these risks, including costs associated with manufacturing, installation, maintenance and warranties. These challenges can be costly and technologically challenging, and we cannot determine in advance the ultimate effect they may have. Failure to successfully manage these challenges could result in lost revenue, significant warranty and other expenses, and harm to our reputation.
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
Acquisitions and technology investments may involve significant cash expenditures, debt incurrence, operating losses and expenses that could have a material adverse effect on our business, financial condition, results of operations and cash flows. These types of transactions involve numerous other risks, including:

•	diversion of management time and attention from existing operations;

•	difficulties in integrating acquired businesses, technologies and personnel into our business or into our compliance and control programs;

•	working with partners or other ownership structures with shared decision-making authority (our interests and other ownership interests may be inconsistent);

•
difficulties in obtaining and verifying relevant information regarding a business or technology prior to the consummation of the transaction, including the identification and assessment of liabilities, claims or other circumstances, including those relating to intellectual property claims, that could result in litigation or regulatory exposure;

•	assumptions of liabilities that exceed our assessed amounts;

•	verifying the financial statements and other business information of an acquired business;

•	inability to obtain required regulatory approvals and/or required financing on favorable terms;

•	potential loss of key employees, contractual relationships or customers;

•	increased operating expenses related to the acquired businesses or technologies;

•	the failure of new technologies, products or services to gain market acceptance with acceptable profit margins;

•	entering new markets in which we have little or no experience or in which competitors may have stronger market positions;

•	dilution of interests of holders of our common shares through the issuance of equity securities or equity-linked securities; and

•	inability to achieve expected synergies.
Any acquisitions or investments may ultimately harm our business or financial condition, as they may not be successful and may ultimately result in impairment charges.
Inefficient or ineffective allocation of capital could adversely affect our operating results and/or stockholder value.
Our goal is to invest capital to maximize our overall long-term returns. This includes spending on capital projects, such as developing or acquiring strategic businesses, technologies and product lines with the potential to strengthen our industry position, enhancing our existing set of product and service offerings, or entering new markets, as well as periodically returning value to our stockholders through share repurchases and dividends. To a large degree, capital efficiency reflects how well we manage key risks. The actions taken to address specific risks may affect how well we manage the more general risk of capital efficiency. If we do not properly allocate our capital to maximize returns, we may fail to produce optimal financial results and we may experience a reduction in shareholder value, including increased volatility in our stock price.
Our reliance on vendors for certain products, some of which are single-source or limited source suppliers, could harm our business by adversely affecting product availability, reliability or cost.
We maintain several single-source or limited-source supplier relationships with manufacturers, including some outside of the United States. If the supply of a critical single- or limited-source product is delayed or curtailed, we may not be able to ship the related products in desired quantities or in a timely manner. Even where multiple sources of supply are available, qualification of the alternative suppliers and establishment of reliable supplies could result in delays and a possible loss of sales, which could harm our operating results.
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
A disruption within our logistics or supply chain network at any of the freight companies that deliver us components for our manufacturing operations in the United States or ship our fully-assembled products to our customers could adversely affect our business and result in lost sales or harm to our reputation. Our supply chain is dependent on third party ocean-going container ships, rail, barge and trucking systems and, therefore, disruption in these logistics services because of weather-related problems, strikes, bankruptcies or other events could adversely affect our financial performance and financial condition, negatively impacting sales, profitability and cash flows.
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
Our business depends on our technology and expertise, which were largely developed internally and are not subject to statutory protection. We rely on a combination of patent protection, copyright and trademark laws, trade secrets protection, employee and third-party confidentiality agreements and technical measures to protect our intellectual property rights. The measures that we take to protect our intellectual property rights may not adequately deter infringement, misappropriation or independent development of our technology, and they may not prevent an unauthorized party from obtaining or using information or intellectual property that we regard as proprietary or keep others from using brand names similar to our own. The disclosure, misappropriation or infringement of our intellectual property could harm our competitive position. In addition, our actions to enforce our rights may result in substantial costs and the diversion of management time and other resources. We may also be subject to intellectual property infringement claims from time to time, which may result in additional expenses and diverting resources to respond to these claims. Finally, for those products in our portfolio that rely on patent protection, once a patent has expired the product is more subject to competition. Products under patent protection potentially generate significantly higher revenue and earnings than those not protected by patents. If we fail to successfully enforce our intellectual property rights or register new patents, our competitive position could suffer, which could adversely affect our business, financial condition, results of operations and cash flows.
If we do not successfully maintain our information and technology networks, including the security of those networks, our operations could be disrupted and unanticipated increases in costs and/or decreases in revenues could result.
We rely on various information technology systems,some of which are controlled by outside service providers, to manage key aspects of our operations. The proper functioning of our information technology systems is important to the successful operation of our business. If critical information technology systems fail, or are otherwise unavailable, our ability to manufacture products, process orders, track credit risk, identify business opportunities, maintain proper levels of inventories, collect accounts receivable, pay expenses and otherwise manage our business would be adversely affected.
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
In the normal course of our business, we are subject to claims and lawsuits, including from time to time claims for damages related to product liability and warranties, investigations by governmental agencies, litigation alleging the infringement of intellectual property rights and litigation related to employee matters and commercial disputes. Defending these lawsuits and becoming involved in these investigations may divert our management’s attention, and may cause us to incur significant expenses. In addition, we may be required to pay damage awards, penalties or settlements, or become subject to injunctions or other equitable remedies, that could have a material adverse effect on our business, financial condition, results of operations and cash flows. If we were required to participate in a product recall or take other action to address a product liability or other claim, our reputation could be harmed. Moreover, any insurance or indemnification rights that we have may be insufficient or unavailable to protect us against potential loss exposures. See “Item 1. BUSINESS - Regulatory and Environmental Matters,” “Item 3. LEGAL PROCEEDINGS - Environmental,” “Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Contingencies” and Note 16. of the Notes to Consolidated Financial Statements.
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
In addition, certain statutes such as CERCLA may impose joint and several liability for the costs of remedial investigations and actions on entities that generated waste, arranged for disposal of waste, transported to or selected the disposal sites and the past and present owners and operators of such sites. All such PRPs (or any one of them, including us) may be required to bear all of such costs regardless of fault, the legality of the original disposal or ownership of the disposal site. As a result, we may be required to conduct investigations and perform remedial activities at current and former operating and manufacturing sites where we have been, or in the future could be, named a PRP with respect to such environmental liabilities, any of which could require us to incur material costs. The final remediation costs of these environmental sites may exceed current estimated costs, and additional sites in the future may require material remediation expenses. If actual expenditures exceed our estimates, our results of operations and financial position could be materially and adversely affected. See “Item 1. BUSINESS - Regulatory and Environmental Matters,” “Item 3. LEGAL PROCEEDINGS - Environmental,” “Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Contingencies” and Note 16. of the Notes to Consolidated Financial Statements.

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
We were spun-off from Walter Energy, Inc. on December 14, 2006. Under federal tax rules, each member of a consolidated group for federal income tax purposes is jointly and severally liable for the federal income tax liability of each other member of the consolidated group for any year in which it is a member of the group at any time during such year. In other words, each member of Walter Energy’s consolidated tax group, which included us (and our subsidiaries) through the date of our spin-off from Walter Energy (i.e., December 14, 2006), is jointly and severally liable for the federal income tax liability of each other member of Walter Energy’s consolidated group for any year in which it is a member of the group. Accordingly, we could be liable in the event any such liability is incurred, and not discharged, by any other member of Walter Energy’s consolidated group for any period during which we were included in the Walter Energy consolidated group.
A dispute currently exists with regard to federal income taxes for years 1980 to 1994 and 1999 to 2001 allegedly owed by the Walter Energy consolidated group. As described above, because we were a member of Walter Energy’s consolidated group during these years, we are jointly and severally liable for any final tax determination with respect to these years, which means that in the event Walter Energy is unable to pay any amounts owed, we would be liable. Walter Energy filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in July 2015. We are monitoring the filing to determine whether we could be liable for all or a portion of any federal income tax liability resulting from this dispute if it is incurred, and not discharged, for any period during which we were included in the Walter Energy consolidated group. See Note 16. of the Notes to Consolidated Financial Statements.
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

Significant adverse changes in credit and capital markets or changes in investments could result in discount rates or actual rates of return on plan assets being materially lower than projected and require us to increase pension contributions in future years to meet funding level requirements. Increasing life spans for plan participants may increase the estimated benefit payments and increase the amounts reported for pension obligations, pension contributions and pension expense. If increased funding requirements are particularly significant and sustained, our overall liquidity could be materially reduced, which could cause us, among other things, to reduce investments and capital expenditures, or restructure or refinance our debt.
Any failure to satisfy international trade laws and regulations or to otherwise comply with changes or other trade developments may adversely affect us.
Our operations require importing and exporting goods and technology between countries on a regular basis. Thus, the sale and shipment of our products and services across international borders, as well as the purchase of components and products from international sources, subject us to extensive trade laws and regulations. Trade laws and regulations are complex, differ by country, and are enforced by a variety of government agencies. Because we are subject to extensive trade laws and regulations in the countries in which we operate, we are subject to the risk that laws and regulations could change in a way that would expose us to additional costs, penalties or liabilities, and our policies and procedures may not always protect us from actions that would violate international trade laws and regulations. For example, certain federal legislation requires the use of American iron and steel products in certain water projects receiving certain federal appropriations. We have incurred costs in connection with ensuring our ability to certify to these requirements, including those associated with enhancing our assembly operations and sourcing practices. As a result of the varying legal and regulatory requirements to which our cross-border activities are subject, we may not always be in compliance with the trade laws and regulations in all respects. Any improper actions could subject us to civil or criminal penalties, including material monetary fines, or other adverse actions, including denial of import or export privileges, and could harm our reputation and our business prospects.
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
A part of our growth strategy depends on us expanding internationally. Although net sales outside of the United States and Canada account for a small percentage of our total net sales, we expect to increase our level of business activity outside of the United States and Canada. Some countries that present good business opportunities also face political and economic instability and vulnerability to infrastructure and other disruptions. Seeking to expand our business internationally exposes us to additional risks, which include political and economic uncertainties, currency fluctuations, changes in local business conditions and national and international conflicts. A primary risk we face in connection with our export shipments relates to our ability to collect amounts due from customers. We also face the potential risks arising from staffing, monitoring and managing international operations, including the risk such activities may divert our resources and management time.
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
Sales of some of our products, including iron gate valves and fire hydrants, are seasonal, with lower sales in our first and second fiscal quarters when weather conditions throughout most of North America tend to be cold resulting in lower levels of construction activity. This seasonality in demand has resulted in fluctuations in our sales and operating results. To satisfy demand during expected peak periods, we may incur costs associated with building inventory in off-peak periods, and our projections as to future needs may not be accurate. Because many of our expenses are fixed, seasonal trends can cause reductions in our profitability and profit margins and deterioration of our financial condition during periods affected by lower production or sales activity.
Failure to attract, motivate, train and retain qualified personnel, including key personnel, could adversely affect our business.
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
In addition, our business depends on the efforts, skills, reputations and business relationships of key executive and management personnel. The loss of any of our key personnel could jeopardize our relationships with customers and may adversely affect our business, financial condition, results of operations and cash flows.
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

Item 2.	PROPERTIES
Our principal properties are listed below.

Location	Activity	Size (sq. ft.)	Owned or leased
Mueller Co.:
Albertville, AL	Manufacturing	422,000	Leased
Aurora, IL	Manufacturing and distribution	231,000	Owned
Decatur, IL	Manufacturing	467,000	Owned
Hammond, IN	Manufacturing	51,000	Owned
Chattanooga, TN	Manufacturing	525,000	Owned
Chattanooga, TN	Research and development	22,000	Leased
Cleveland, TN	Manufacturing	109,500	Owned
Brownsville, TX	Manufacturing	50,000	Leased
Barrie, Ontario	Distribution	50,000	Leased
Jingmen, China	Manufacturing	154,000	Owned
Anvil:
Ontario, CA	Distribution	73,000	Leased
Columbia, PA	Manufacturing and distribution	663,000	Owned
Greencastle, PA	Manufacturing	135,000	Owned
Waynesboro, PA	Manufacturing	73,000	Owned
North Kingstown, RI	Manufacturing and research and development	164,000	Leased
Henderson, TN	Manufacturing	180,000	Owned
Houston, TX	Manufacturing and distribution	105,000	Owned
Irving, TX	Distribution	218,000	Leased
Longview, TX (1)	Manufacturing	114,000	Owned
Simcoe, Ontario	Distribution	107,000	Owned
Tinley Park, IL	Distribution	130,000	Leased
Mueller Technologies:
Cleveland, NC	Manufacturing	190,000	Owned
Toronto, Ontario	Research and development	10,000	Leased
Corporate:
Atlanta, GA	Corporate headquarters	25,000	Leased
(1) We have announced our intention to close this facility and consolidate its operations with our Houston facility in March 2017.
We consider our facilities to be well maintained and believe we have sufficient capacity to meet our anticipated needs through 2017. Our leased properties have terms expiring at various dates through January 2024.

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
Environmental. We are subject to a wide variety of laws and regulations concerning the protection of the environment, both with respect to the operations at many of our properties and with respect to remediating environmental conditions that may exist at our own or other properties. We accrue for environmental expenses resulting from existing conditions that relate to past operations when the costs are probable and reasonably estimable. These expenses were $4.2 million, $3.8 million and $1.2 million in 2016, 2015 and 2014, respectively. We capitalize environmental expenditures that increase the life or efficiency of long-term assets or that reduce or prevent environmental contamination. Capital expenditures for environmental requirements are anticipated to be approximately $1.1 million during 2017. Capitalized environmental-related expenditures were $0.2 million, $0.6 million and $0.1 million in 2016, 2015 and 2014, respectively.
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
In September 1987, we implemented an Administrative Consent Order (“ACO”) for our Burlington, New Jersey property, which was required under the New Jersey Environmental Cleanup Responsibility Act (now known as the Industrial Site Recovery Act). The ACO required soil and ground-water cleanup, and we completed, and received final approval on, the soil cleanup required by the ACO. We retained this property following the sale of U.S. Pipe. We expect ground-water issues as well as issues associated with the demolition of former manufacturing facilities at this site will continue and remediation by us could be required. Long-term ground-water monitoring may also be required, but we do not know how long such monitoring would be required and do not believe monitoring or further remediation costs, if any, will have a material adverse effect on our financial condition or results of operations.
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

The purchaser of U.S. Pipe has been identified as a PRP under CERCLA in connection with a former manufacturing facility operated by U.S. Pipe that was in the vicinity of a proposed Superfund site located in North Birmingham, Alabama. Under the terms of the acquisition agreement relating to our sale of U.S. Pipe, we agreed to indemnify the purchaser for certain environmental liabilities, including those arising out of the former manufacturing site in North Birmingham. Accordingly, the purchaser tendered the matter to us for indemnification, which we accepted. Ultimate liability for the site will depend on many factors that have not yet been determined, including the determination of EPA’s remediation costs, the number and financial viability of the other PRPs (there are four other PRPs currently) and the determination of the final allocation of the costs, if any, among the PRPs. Accordingly, because the amount of such costs cannot be reasonably estimated at this time, no amounts had been accrued for this matter at September 30, 2016. See “Item 1. BUSINESS - Regulatory and Environmental Matters,” “Item 1A. RISK FACTORS - We are subject to increasingly stringent environmental, health and safety laws and regulations that impose significant compliance costs. Any failure to satisfy these laws and regulations may adversely affect us,” “Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Contingencies” and Note 16. of the Notes to Consolidated Financial Statements.
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
According to a current report on Form 8-K filed by Walter Energy with the SEC on April 1, 2016 (“Walter April 2016 Filing”), on March 31, 2016, Walter Energy closed on the sale of substantially all of Walter Energy’s Alabama assets pursuant to the provisions of Sections 105, 363 and 365 of the Bankruptcy Code.  The Walter April 2016 Filing further stated that Walter Energy would have no further material business operations after April 1, 2016 and Walter Energy was evaluating its options with respect to the wind down of its remaining assets.  The asset sale did not impact the IRS’ proof of claim filed in the Bankruptcy Case and the proof of claim, as well as the alleged tax liability thereunder, remain unresolved.
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
In accordance with the income tax allocation agreement entered into in connection with our spin-off from Walter Energy, Walter Energy used certain tax assets of one of our predecessors in its calendar 2006 tax return for which payment to us is required. The income tax allocation agreement only requires Walter Energy to make the payment upon realization of this tax benefit by receiving a refund or otherwise offsetting taxes due. Walter Energy owes us $11.6 million that is payable pending completion of an IRS audit of Walter Energy’s 2006 tax year and the related refund of tax from that year. As a result of the Bankruptcy Case, we wrote off this receivable during the quarter ended September 30, 2015
Other Matters. At September 30, 2016, Anvil was in a dispute with Victaulic Company (“Victaulic”) regarding two patents held by Victaulic, U.S. Patent 7,086,131 (the “131 Patent”) and U.S. Patent 7,712,796 (the “796 Patent” and collectively with the 131 Patent, the “U.S. Patents”), which Anvil believed were invalid.  The U.S. Patents potentially related to a coupling product currently manufactured and marketed by Anvil.  During the course of this dispute, Anvil filed multiple reexamination requests with the U.S. Patent and Trademark Office (the “PTO”) regarding the U.S. Patents, and the PTO granted the requests.  Although the PTO examiner initially invalidated most of the claims of the 796 Patent, the PTO examiner affirmed the validity of the 796 Patent in September 2014.  In April 2015, the PTO examiner invalidated the original claim of the 131 Patent but found several claims added during reexamination that appear substantially similar to those included in the 796 Patent patentable. The PTO examiners’ decisions with respect to the U.S. Patents were appealed to the Patent Trial and Appeal Board by Anvil and Victaulic. In July 2016, the Patent Trial and Appeal Board rejected as unpatentable all claims of the 131 Patent. Relatedly, at September 30, 2016, Anvil and Victaulic were also engaged in lawsuits with respect to these patent matters in the U.S. District Court for the Northern District of Georgia and in the Federal Court of Toronto, Ontario, Canada.  In October 2016, we entered into a settlement and license agreement with Victaulic, which amicably resolved all of these lawsuits and patent matters.
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
Covenants contained in certain of the debt instruments described in Note 6. of the Notes to Consolidated Financial Statements restrict the amount we can pay in cash dividends. Future dividends will be declared at the discretion of our board of directors and will depend on our future earnings, financial condition and other factors.
The range of high and low intraday sales prices of our common stock and the dividends declared per share is presented below.

	High	Low	Dividends per share
2016
4th quarter	$13.50	$11.18	$0.0300
3rd quarter	11.75	9.55	0.0300
2nd quarter	9.94	7.52	0.0200
1st quarter	9.47	7.45	0.0200
2015
4th quarter	9.29	7.04	0.0200
3rd quarter	10.49	8.95	0.0200
2nd quarter	10.54	8.34	0.0175
1st quarter	10.48	7.92	0.0175
At September 30, 2016, there were 112 stockholders of record for our common stock.
Equity Compensation Plan Information
The information regarding our compensation plans under which equity securities are authorized for issuance is set forth in “Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.”
Sale of Unregistered Securities
We did not issue any unregistered securities within the past three years.
Issuer Purchases of Equity Securities
We did not repurchase shares of our common stock in the quarter ended September 30, 2016.

Stock Price Performance Graph
The following graph compares the cumulative quarterly stock market performance of our common stock with the Russell 2000 Stock Index (“Russell 2000”) and the Dow Jones U.S. Building Materials & Fixtures Index (“DJ Building Materials & Fixtures”) since September 30, 2011.
Total return values were calculated based on cumulative total return assuming (i) the investment of $100 in our common stock, the Russell 2000 and the DJ Building Materials & Fixtures on the dates indicated and (ii) reinvestment of all dividends.

Comparison of Cumulative Total Return
Assumes Initial Investment of $100
Total Return since September 30, 2011
$550
$500
$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
Sep-11
Mar-12
Sep-12
Mar-13
Sep-13
Mar-14
Sep-14
Mar-15
Sep-15
Mar-16
Sep-16
Mueller Water Products, Inc
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

	2016	2015	2014	2013	2012
	(in millions, except per share data)
Statement of operations data:
Net sales	$1,138.9	$1,164.5	$1,184.7	$1,120.8	$1,023.9
Cost of sales	774.6	817.2	836.8	807.6	752.8
Gross profit	364.3	347.3	347.9	313.2	271.1
Selling, general and administrative expenses	218.8	216.4	220.7	214.4	204.2
Pension settlement	16.6	0.5	—	—	—
Loss on Walter receivable	—	11.6	—	—	—
Other charges	8.3	9.2	3.1	1.5	2.8
Interest expense, net	23.6	27.6	49.6	51.7	59.9
Loss on early extinguishment of debt	—	31.3	1.0	1.4	1.5
Income before income taxes	97.0	50.7	73.5	44.2	2.7
Income tax expense	33.1	19.8	18.0	8.8	7.9
Income (loss) from continuing operations	63.9	30.9	55.5	35.4	(5.2)
Discontinued operations(1)	—	—	—	5.4	(103.2)
Net income (loss)	$63.9	$30.9	$55.5	$40.8	$(108.4)
Net income (loss) per basic share:
Continuing operations	$0.40	$0.19	$0.35	$0.23	$(0.03)
Discontinued operations(1)	—	—	—	0.03	(0.66)
Net income (loss)	$0.40	$0.19	$0.35	$0.26	$(0.69)
Net income (loss) per diluted share:
Continuing operations	$0.39	$0.19	$0.34	$0.22	$(0.03)
Discontinued operations(1)	—	—	—	0.03	(0.66)
Net income (loss)	$0.39	$0.19	$0.34	$0.25	$(0.69)
Weighted average shares outstanding:
Basic	161.3	160.5	159.2	157.7	156.5
Diluted	163.4	163.2	162.2	160.3	156.5
Balance sheet data (at September 30):
Cash and cash equivalents	$195.0	$113.1	$161.1	$123.6	$83.0
Working capital	426.5	381.5	363.0	386.3	321.5
Property, plant and equipment, net	155.1	148.9	146.3	141.9	137.9
Total assets	1,280.6	1,229.8	1,312.5	1,275.9	1,233.2
Total debt	485.1	489.0	541.0	594.8	615.1
Long-term liabilities	675.3	694.0	716.5	764.6	833.6
Total liabilities	861.1	862.0	960.9	947.7	1,002.0
Total equity	419.5	367.8	351.6	328.2	231.2
Other data (year ended September 30):
Depreciation and amortization(2)	52.6	58.1	56.7	59.2	60.6
Capital expenditures(2)	39.4	37.5	36.9	36.5	31.4
Cash dividends declared per share	0.100	0.075	0.070	0.070	0.070

(1)	In 2012, we sold U.S. Pipe. U.S. Pipe’s results of operations are classified as discontinued operations for 2013 and 2012

(2)	Excludes discontinued operations in 2013 and 2012.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Business
We expect our three primary end markets, repair and replacement of water infrastructure driven by municipal spending, new water infrastructure installation driven by residential construction and non-residential construction to grow in 2017. We expect the residential construction market to be the fastest growing, followed by municipal spending.
Mueller Co.
We estimate approximately 60% of Mueller Co.’s 2016 net sales were for repair and replacement directly related to municipal water infrastructure spending, approximately 30% were related to residential construction activity and approximately 10% were related to natural gas utilities.
Municipal spending in 2016 was relatively strong compared with the prior year and economic forecasts predict this trend will continue. According to the U.S. Bureau of Economic Analysis, state and local tax receipts for the quarter ended September 30, 2016 were up year-over-year and, according to the U.S. Department of Labor, the trailing twelve-month average consumer price index for water and sewerage rates at September 30, 2016 increased 3.8%. However, water conservation efforts, particularly in areas impacted by recent drought conditions, have resulted in lower overall receipts for some U.S. water utilities.
The year-over-year percentage change in housing starts is a key indicator of demand for Mueller Co.’s products sold in the residential construction market. In September 2016, Zelman & Associates forecasted a 7% increase in housing starts for calendar 2017 compared to the prior year. In October 2016, Blue Chip Economic Indicators forecasted an 8% increase in housing starts for calendar 2017 compared to the prior year.
We expect Mueller Co.’s net sales percentage growth in 2017 to be in the mid-single digits.
Anvil
In 2016, approximately 90% of Anvil’s net sales were generated by non-residential construction spending. Leading indicators related to non-residential construction appear to be signaling growth in this market. For example, the Blue Chip Economic Indicators forecasted a 2.7% increase in non-residential fixed investment in calendar 2017.
Sales to the oil & gas market accounted for approximately 5% of Anvil’s net sales in 2016, down from 10% in 2015. The trend in rig counts correlates with the direction of demand for Anvil’s products that are sold into this market. According to Baker Hughes Incorporated, U.S. land-based rig counts in October 2016 represented a decline of approximately 28% year-over-year. However, as of October 31, 2016, the active rig count had increased in 16 out of the previous 18 weeks, which is a positive indicator.
During the fourth quarter, we announced that we will be closing Anvil's facility in Longview, Texas, which is dedicated to the manufacturing of products sold into the oil & gas market. We will be consolidating those operations with Anvil's manufacturing facility in Houston. This move will reduce our fixed costs in the short term and we expect to realize higher conversion margins when volumes increase. We expect this consolidation will be completed by March 2017.
We expect Anvil’s net sales percentage growth in 2017 to be in the mid-single digits.

Mueller Technologies
The municipal market is the key end market for the Mueller Technologies companies. These businesses are project-oriented and depend on customer adoption of their technology-based products and services. We entered 2017 with a strong backlog at Mueller Systems, especially for AMI products.
We expect Mueller Technologies’ net sales percentage growth in 2017 to be approximately15%.
Consolidated
Overall in 2017 for Mueller Water Products, we expect year-over-year net sales percentage growth in the mid-single digits with our strongest growth at Mueller Technologies. We expect higher operating income and operating margin, driven primarily by a favorable mix of our higher-margin products at Mueller Co, but with improvement across all three segments.
Results of Operations
Year Ended September 30, 2016 Compared to Year Ended September 30, 2015

	Year ended September 30, 2016
	Mueller Co.	Anvil	Mueller Technologies	Corporate	Total
	(in millions)
Net sales	$715.7	$338.3	$84.9	$—	$1,138.9
Gross profit	$250.7	$96.4	$17.2	$—	$364.3
Operating expenses:
Selling, general and administrative	88.4	67.3	27.4	35.7	218.8
Pension settlement	2.2	0.5	—	13.9	16.6
Other charges	0.8	1.8	0.9	4.8	8.3
	91.4	69.6	28.3	54.4	243.7
Operating income (loss)	$159.3	$26.8	$(11.1)	$(54.4)	120.6
Interest expense, net					23.6
Income before income taxes					97.0
Income tax expense					33.1
Net income					$63.9

	Year ended September 30, 2015
	Mueller Co.	Anvil	Mueller Technologies	Corporate	Total
	(in millions)
Net sales	$702.2	$371.1	$91.2	$—	$1,164.5
Gross profit	$229.1	$101.1	$17.1	$—	$347.3
Operating expenses:
Selling, general and administrative	83.8	70.4	29.9	32.3	216.4
Loss on Walter receivable	—	—	—	11.6	11.6
Pension settlement	0.2	0.3	—	—	0.5
Other charges	8.2	0.4	0.1	0.5	9.2
	92.2	71.1	30.0	44.4	237.7
Operating income (loss)	$136.9	$30.0	$(12.9)	$(44.4)	109.6
Interest expense, net					27.6
Loss on early extinguishment of debt					31.3
Income before income taxes					50.7
Income tax expense					19.8
Net income					$30.9

Consolidated Analysis
Net sales for 2016 declined to $1,138.9 million from $1,164.5 million in the prior year due primarily to lower shipment volumes of $17.8 million, unfavorable currency impact of $4.9 million and lower pricing.
Gross profit for 2016 of $364.3 million increased approximately 5% compared to $347.3 million in the prior year. Gross margin increased 220 basis points to 32.0% in 2016 from 29.8% in the prior year primarily due to improved raw material and other costs.
Selling, general and administrative expenses (“SG&A”) for 2016 increased to $218.8 million from $216.4 million in the prior year and increased as a percentage of net sales to 19.2% in 2016 from 18.6% in the prior year. These increases were primarily due to personnel-related costs.
In June 2016, our U.S. pension plan completed a pension benefit settlement program. Lump-sum distributions to fully settle existing obligations were offered to all vested participants who are no longer working for us and not yet receiving benefits. Approximately 75% of these participants accepted the offer. As a result, the plan disbursed $58.5 million and we recorded a non-cash pension settlement charge of $16.6 million.
We have a tax-related receivable from Walter Energy from prior to our spin-off from Walter in December 2006. Walter filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in July 2015. As a result of this petition, we wrote off this receivable in 2015.
Interest expense, net declined $4.0 million in 2016 compared to the prior year due primarily to the debt refinancing we completed in November 2014, which replaced the Senior Subordinated Notes and the Senior Unsecured Notes with the lower-rate Term Loan. The components of interest expense, net are provided below.

	2016	2015
	(in millions)
Term Loan	$20.5	$17.5
7.375% Senior Subordinated Notes	—	4.0
8.75% Senior Unsecured Notes	—	2.4
Deferred financing costs amortization	1.9	2.0
ABL Agreement	1.1	1.7
Other interest expense	0.5	0.3
	24.0	27.9
Interest income	(0.4)	(0.3)
	$23.6	$27.6
Income tax expense increased to $33.1 million in 2016 from $19.8 million in the prior year due primarily to increased pretax income. The effective income tax rate fell to 34.1% in 2016 from 39.1% in the prior year.
Segment Analysis
Mueller Co.
Net sales for 2016 increased to $715.7 million from $702.2 million in the prior year. Net sales increased primarily due to higher shipment volumes of $18.8 million, but this was partially offset by unfavorable changes in Canadian currency exchange rates of $3.6 million and pricing. Domestic shipments of valves, hydrants and brass products increased 6.4% in 2016 compared to 2015.
Gross profit for 2016 increased to $250.7 million from $229.1 million in the prior year. Gross profit for 2016 increased primarily due to lower raw material costs, increased shipment volumes, and improved overhead absorption resulting from increased production. Gross margin increased to 35.0% for 2016 compared to 32.6% in the prior year. Gross margin improved primarily due to lower raw material costs, improved overhead absorption and more favorable product mix.
SG&A in 2016 increased to $88.4 million compared to $83.8 million in the prior year primarily due to personnel-related costs. SG&A were 12.4% and 11.9% of net sales for 2016 and 2015, respectively.

In December 2014, Mueller Co. ceased operations at a foundry in Canada that primarily produced commodity municipal castings. This resulted in a loss of $7.2 million, which comprised most of the total other charges of $8.2 million recorded in 2015.
Anvil
Net sales in 2016 decreased to $338.3 million from $371.1 million in the prior year. Net sales in 2016 decreased $30.2 million due to lower shipment volumes, primarily into the oil & gas market. Pricing and the impact of changes in Canadian currency exchange rates were each slightly unfavorable as well. While overall shipment volumes were lower, Anvil did increase shipments of products into the fire protection market.
Gross profit in 2016 decreased to $96.4 million from $101.1 million in the prior year largely due to lower shipment volumes into the oil & gas market and related unfavorable product mix. Gross margin increased to 28.5% in 2016 compared to 27.2% in the prior year primarily due to manufacturing cost savings and lower raw material costs.
SG&A improved to $67.3 million in 2016 from $70.4 million in the prior year primarily due to personnel-related cost savings. SG&A increased to 19.9% of net sales for 2016 from 19.0% of net sales for 2015.
Mueller Technologies
Net sales in 2016 decreased to $84.9 million from $91.2 million in the prior year due to $6.4 million of lower shipment volumes. The decrease in sales volume was primarily due to the loss of a single customer's AMR purchases from 2015, which was partially offset by increases in sales of AMI products and mobile and fixed leak detection solutions.
Gross profit in 2016 was essentially flat at $17.2 million in 2016 compared to $17.1 million in the prior year. Gross margin increased to 20.3% in 2016 compared to 18.8% in the prior year due primarily to favorable product mix, particularly the partial replacement of AMR sales with higher-margin AMI sales.
SG&A decreased to $27.4 million in 2016 compared to $29.9 million in the prior year. SG&A decreased primarily due to personnel-related cost savings. SG&A decreased to 32.3% of net sales for 2016 from 32.8% of net sales in the prior year.
Corporate
SG&A increased to $35.7 million in 2016 from $32.3 million in the prior year primarily due to higher personnel-related expenses.

Year Ended September 30, 2015 Compared to Year Ended September 30, 2014

	Year ended September 30, 2015
	Mueller Co.	Anvil	Mueller Technologies	Corporate	Total
	(in millions)
Net sales	$702.2	$371.1	$91.2	$—	$1,164.5
Gross profit	$229.1	$101.1	$17.1	$—	$347.3
Operating expenses:
Selling, general and administrative	83.8	70.4	29.9	32.3	216.4
Loss on Walter receivable	—	—	—	11.6	11.6
Pension settlement	0.2	0.3	—	—	0.5
Other charges	8.2	0.4	0.1	0.5	9.2
	92.2	71.1	30.0	44.4	237.7
Operating income (loss)	$136.9	$30.0	$(12.9)	$(44.4)	109.6
Interest expense, net					27.6
Loss on early extinguishment of debt					31.3
Income before income taxes					50.7
Income tax expense					19.8
Net income					$30.9

	Year ended September 30, 2014
	Mueller Co.	Anvil	Mueller Technologies	Corporate	Total
	(in millions)
Net sales	$679.1	$401.4	$104.2	$—	$1,184.7
Gross profit	$212.1	$112.9	$22.9	$—	$347.9
Operating expenses:
Selling, general and administrative	83.3	70.7	27.2	39.5	220.7
Other charges	2.1	0.9	0.1	—	3.1
	85.4	71.6	27.3	39.5	223.8
Operating income (loss)	$126.7	$41.3	$(4.4)	$(39.5)	124.1
Interest expense, net					49.6
Loss on early extinguishment of debt					1.0
Income before income taxes					73.5
Income tax expense					18.0
Net income					$55.5
Consolidated Analysis
Net sales for 2015 declined to $1,164.5 million from $1,184.7 million in the prior year due primarily to lower shipment volumes of $16.7 million and unfavorable changes in Canadian currency exchange rates of $10.7 million offset by improved pricing of $7.2 million.
Gross profit for 2015 of $347.3 million was essentially flat compared to $347.9 million in the prior year. Gross margin increased 40 basis points to 29.8% in 2015 from 29.4% in the prior year due primarily to improved sales pricing.
SG&A for 2015 decreased to $216.9 million from $220.7 million in the prior year. SG&A as a percentage of net sales was 18.6% in both 2015 and in the prior year.
We have a tax-related receivable from Walter Energy from prior to our spin-off from Walter in December 2006. Walter filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in July 2015. As a result of this petition, we recorded a provision for doubtful accounts of $11.6 million in 2015.

Interest expense, net declined $22.0 million in 2015 compared to the prior year due primarily to the debt refinancing we completed in November 2014, which replaced the Senior Subordinated Notes and the Senior Unsecured Notes with the lower-rate Term Loan. Also, debt principal outstanding declined by $45.0 million due to the November 2014 refinancing. The components of interest expense, net are provided below.

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
Segment Analysis
Mueller Co.
Net sales for 2015 increased to $702.2 million from $679.1 million in the prior year. Net sales increased primarily due to higher shipment volumes of $26.7 million and improved pricing of $4.2 million offset by unfavorable changes in Canadian currency exchange rates of $7.8 million. Domestic shipments excluding Henry Pratt, increased approximately $13.9 million, led primarily by an increase in valve and hydrant products. Net sales at Henry Pratt also increased by $22.4 million, led by $12.4 million shipments of plant and water treatment valves and $9.9 million of shipments from our 2014 acquisitions. These increases were partially offset by the absence of $9.4 million of prior year net sales of the Canadian municipal castings business.
Gross profit for 2015 increased to $229.1 million from $212.1 million in the prior year. Gross profit for 2015 increased primarily due to increased shipment volumes. Gross margin increased to 32.6% for 2015 compared to 31.2% in the prior year. Gross margin improved primarily due to increased shipment volumes, more favorable product mix and improved sales pricing.
SG&A in 2015 increased to $84.0 million compared to $83.3 million in the prior year. SG&A were 12.0% and 12.3% of net sales for 2015 and 2014, respectively.
During 2015, Mueller Co. ceased operations at a foundry in Canada that primarily produced commodity municipal castings. This resulted in a loss of $7.2 million, which comprised most of the total other charges of $8.2 million recorded during the year.
Anvil
Net sales in 2015 decreased to $371.1 million from $401.4 million in the prior year. Net sales in 2015 decreased $30.5 million due to lower shipment volumes into the oil & gas market being only slightly offset by shipment volume growth in Anvil's other markets and $2.8 million due to unfavorable changes in Canadian currency exchange rates, offset by increased pricing of $3.0 million.
Gross profit in 2015 decreased to $101.1 million from $112.9 million in the prior year. Gross margin declined to 27.2% in 2015 compared to 28.1% in the prior year largely due to unfavorable product mix with the decline of shipments into the oil & gas market.

SG&A stayed flat at $70.7 million in 2015 compared to the prior year. SG&A increased to 19.1% of net sales for 2015 from 17.6% of net sales for 2014. SG&A in 2014 included a $2.5 million gain from the sale of certain of Anvil’s Bloomington, Minnesota assets.
Mueller Technologies
Net sales in 2015 decreased to $91.2 million from $104.2 million in the prior year due to $12.9 million of lower shipment volumes. The Mueller Technologies businesses are more project-oriented and the decrease in net sales was primarily due to fewer large projects that specified AMI metering systems.
Gross profit in 2015 decreased to $17.1 million from $22.9 million in the prior year. Gross margin declined to 18.8% in 2015 compared to 22.0% in the prior year due primarily to product mix.
SG&A increased to $29.9 million in 2015 compared to $27.2 million in the prior year. SG&A increased primarily due to additional research and development investments in Echologics and expanding the number of sales and customer service representatives. SG&A increased to 32.8% of net sales for 2015 from 26.1% of net sales in the prior year.
Corporate
SG&A decreased to $32.3 million in 2015 from $39.5 million in the prior year primarily due to lower personnel-related expenses.
Financial Condition
Cash and cash equivalents were $195.0 million at September 30, 2016 compared to $113.1 million at September 30, 2015. Cash and cash equivalents increased during 2016 as a result of cash provided by operating activities of $145.1 million, which was partially offset by cash used in investing activities of $39.1 million, primarily capital expenditures, and cash used in financing activities of $23.7 million, primarily dividend payments. Cash and cash equivalents also decreased by $0.4 million during 2016 due to changes in currency exchange rates.
Receivables, net were $186.7 million at September 30, 2016 compared to $175.3 million at September 30, 2015. Receivables at September 30, 2016 and September 30, 2015 represented approximately 56 and 51 days net sales, respectively.
Inventories were $213.8 million at September 30, 2016 compared to $219.1 million at September 30, 2015. Inventories decreased during 2016 due primarily to lower raw material costs. Estimated inventory turns in 2016 were slightly faster than in 2015.
Property, plant and equipment, net was $155.1 million at September 30, 2016 compared to $148.9 million at September 30, 2015, and depreciation expense was $28.3 million in 2016 compared to $28.7 million in 2015. Capital expenditures, including external-use software development costs capitalized, were $39.4 million in 2016.
Intangible assets were $486.0 million at September 30, 2016 compared to $507.3 million at September 30, 2015. Finite-lived intangible assets, $181.0 million of net book value at September 30, 2016, are amortized over their estimated useful lives. This amortization expense was $24.3 million during 2016 and is expected to be $20 million to $25 million for each of the next five years. Indefinite-lived intangible assets, $305.0 million at September 30, 2016, are not amortized, but tested at least annually for possible impairment.
Accounts payable and other current liabilities were $179.9 million at September 30, 2016 compared to $161.9 million at September 30, 2015. Increased payables relate primarily to the timing of related disbursements.
Net outstanding borrowings were $485.1 million at September 30, 2016 compared to $489.0 million at September 30, 2015.
Deferred income taxes were net liabilities of $108.8 million at September 30, 2016 compared to net liabilities of $117.0 million at September 30, 2015. The $8.2 million decrease in the net liability was primarily related to an increased deferred tax asset related to the 2016 pension settlement. Deferred tax liabilities related to intangible assets and other were $180.8 million and $183.1 million at September 30, 2016 and 2015, respectively.

Liquidity and Capital Resources
We refinanced our debt on November 25, 2014 by repaying all of our Senior Subordinated Notes and Senior Unsecured Notes and entering into a $500.0 million term loan that matures on November 25, 2021.
We had cash and cash equivalents of $195.0 million at September 30, 2016 and approximately $169 million of additional borrowing capacity under our ABL Agreement based on September 30, 2016 data. Undistributed earnings from our subsidiaries in Canada and China are considered to be permanently invested outside of the United States. At September 30, 2016, cash and cash equivalents included $18.6 million and $6.4 million in Canada and China, respectively.
In 2014, we used $10.0 million to acquire certain assets of Lined Valve Company Inc., and in 2015 we received cash of $0.3 million for an adjustment to that purchase price.
Cash flows from operating activities are categorized below.

	2016	2015
	(in millions)
Collections from customers	$1,127.9	$1,168.1
Disbursements, other than interest and income taxes	(924.8)	(1,030.2)
Interest payments, net	(21.1)	(36.8)
Income tax payments, net	(36.9)	(13.3)
Cash provided by operating activities	$145.1	$87.8
Decreased disbursements, other than interest and income taxes, during 2016 reflect timing differences of purchases and disbursements.
Capital expenditures were $39.4 million during 2016 compared to $37.5 million during 2015. We estimate 2017 capital expenditures will be $40 million to $44 million.
We were not required to make, and we did not make, any contributions to our U.S. pension plan in 2016. The proportion of the assets held by our U.S. pension plan invested in fixed income securities, instead of equity securities, has increased over historical levels. Because of this shift in the strategic asset allocation, the estimated rate of return on pension plan assets has decreased, which could ultimately cause our pension expense and our required contributions to this plan to increase.
Income tax payments were higher during 2016 compared to the prior year because we fully utilized our net operating loss carryforwards for U.S. federal income taxes during 2015. Tax payments in 2015 were impacted by certain non-recurring expenses, primarily a $31.3 million loss on early extinguishment of debt, an $11.6 million loss on the receivable from Walter Energy and $9.2 million of other charges, as well as the use of our remaining U.S. federal operating loss carryforwards. We expect effective tax rate in 2017 to increase slightly over the 2016 effective rate.
On April 28, 2015, we announced the authorization of a stock repurchase program for up to $50.0 million of our common stock. The program does not commit us to any particular timing or quantity of purchases, and we may suspend or discontinue the program at any time. In May 2015, we acquired 523,851 shares of our common stock through open market purchases.  At September 30, 2016, we had remaining authorization of $45.0 million to repurchase shares of our common stock.
We anticipate our existing cash, cash equivalents and borrowing capacity combined with our expected operating cash flows will be sufficient to meet our anticipated operating expenses, capital expenditures and debt service obligations as they become due through September 30, 2017. However, our ability to make these payments will depend partly upon our future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control.
ABL Agreement
At September 30, 2016, the ABL Agreement consisted of a revolving credit facility for up to $225 million of revolving credit borrowings, swing line loans and letters of credit. The ABL Agreement permits us to increase the size of the credit facility by an additional $150 million in certain circumstances subject to adequate borrowing base availability. We may borrow up to $25 million through swing line loans and may have up to $60 million of letters of credit outstanding.
Borrowings under the ABL Agreement bear interest at a floating rate equal to LIBOR plus a margin ranging from 125 to 150 basis points, or a base rate, as defined in the ABL Agreement, plus a margin ranging from 25 to 50 basis points. At September 30, 2016, the applicable LIBOR-based margin was 125 basis points.

The ABL Agreement terminates on July 13, 2021. We pay a commitment fee for any unused borrowing capacity under the ABL Agreement of 25 basis points per annum.
The ABL Agreement is subject to mandatory prepayments if total outstanding borrowings under the ABL Agreement are greater than the aggregate commitments under the revolving credit facility or if we dispose of overdue accounts receivable in certain circumstances. The borrowing base under the ABL Agreement is equal to the sum of (a) 85% of the value of eligible accounts receivable and (b) the lesser of (i) 70% of the value of eligible inventory or (ii) 85% of the net orderly liquidation value of the value of eligible inventory, less certain reserves. Prepayments can be made at any time with no penalty.
Substantially all of our U.S. subsidiaries are borrowers under the ABL Agreement and are jointly and severally liable for any outstanding borrowings. Our obligations under the ABL Agreement are secured by a first-priority perfected lien on all of our U.S. inventory, accounts receivable, certain cash and other supporting obligations.
Borrowings are not subject to any financial maintenance covenants unless excess availability is less than the greater of $17.5 million and 10% of the Loan Cap as defined in the ABL Agreement. The ABL Agreement contains customary negative covenants and restrictions on our ability to engage in specified activities, such as:

•	limitations on other debt, liens, investments and guarantees;

•	restrictions on dividends and redemptions of our capital stock and prepayments and redemptions of debt; and

•	restrictions on mergers and acquisition, sales of assets and transactions with affiliates.
Term Loan
We had $491.2 million face value outstanding under the Term Loan at September 30, 2016. Term Loan borrowings accrue interest at a floating rate equal to LIBOR, subject to a floor of 0.75%, plus 325 basis points. We may voluntarily repay amounts borrowed under the Term Loan at any time. The principal amount of the Term Loan is required to be repaid in quarterly installments of $1.25 million. The Term Loan matures on November 25, 2021. The Term Loan is guaranteed by substantially all of our U.S. subsidiaries and secured by essentially all of our assets, although the ABL Agreement has a senior claim on certain collateral securing borrowings thereunder.
As described more fully in Note 6. of the Notes to Consolidated Financial Statements, we entered into interest rate swap contracts in April 2015 that hedge interest payments on $150 million of our Term Loan borrowings starting on September 30, 2016.
Our corporate credit rating and the credit rating for our debt are presented below.

	Moody’s		Standard & Poor’s
	September 30,		September 30,
	2016	2015	2016	2015
Corporate credit rating	Ba3	B1	BB-	BB-
ABL Agreement	Not rated	Not rated	Not rated	Not rated
Term Loan	Ba3	B2	BB	BB
Outlook	Stable	Stable	Stable	Stable
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
We use letters of credit and surety bonds in the ordinary course of business to ensure the performance of contractual obligations. At September 30, 2016, we had $22.9 million of letters of credit and $41.0 million of surety bonds outstanding.

Contractual Obligations
Our contractual obligations at September 30, 2016 are presented below.

	2017	2018-2019	2020-2021	After 2021	Total
	(in millions)
Debt:
Principal payments(1)	$5.9	$11.0	$10.1	$466.2	$493.2
Interest(2)	22.4	44.2	43.2	3.2	113.0
Operating leases	7.1	8.1	4.1	5.1	24.4
Unconditional purchase obligations(3)	56.3	3.5	—	—	59.8
Other current liabilities(4)	1.3	—	—	—	1.3
	$93.0	$66.8	$57.4	$474.5	$691.7

(1)	The long-term debt balance at September 30, 2016 is net of $1.8 million of unamortized discount on the term loan.

(2)	Excludes payment of interest associated with interest rate swap contracts.

(3)	Includes contractual obligations for purchases of raw materials and capital expenditures.

(4)	Consists of obligations for required pension contributions. Actual payments may differ. We have not estimated required pension contributions beyond 2017.
Effect of Inflation
We experience changing price levels primarily related to purchased components and raw materials. Mueller Co. experienced a 18% decrease in the average cost per ton of scrap steel and a 23% decrease in the average cost of brass ingot purchased in 2016 compared to 2015.  Anvil experienced a 24% decrease in the average cost per ton of scrap steel purchased in 2016 compared to 2015. Changes in prices for purchased parts, freight, warehousing, labor, and other factors tended to offset these changes during 2016. The Mueller Technologies businesses are not significantly impacted by fluctuations in commodity prices.
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
Inventories
We record inventories at the lower of first-in, first-out method cost or estimated net realizable value. Inventory cost includes an overhead component that can be affected by levels of production and actual costs incurred. We evaluate the need to record adjustments for impairment of inventory at least quarterly. This evaluation includes such factors as anticipated usage, inventory levels and ultimate product sales value. Inventory that, in the judgment of management, is obsolete or in excess of our normal usage is written-down to its estimated market value, if less than its cost. Significant judgments must be made when establishing the allowance for obsolete and excess inventory.
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
Accounting for the Impairment of Long-Lived Assets Including Goodwill and Other Intangible Assets
We test indefinite-lived intangible assets for impairment annually (or more frequently if events or circumstances indicate possible impairment). We performed this annual impairment testing at September 1, and concluded that our indefinite-lived intangible assets were not impaired. We tested the indefinite-lived intangible assets for impairment using a “royalty savings method,” which is a variation of the discounted cash flow method. This method estimates a fair value by calculating an estimated discounted future cash flow stream from the hypothetical licensing of the indefinite-lived intangible assets. If this estimated fair value exceeds the carrying value, no impairment is indicated. This analysis is dependent on management’s best estimates of future operating results and the selection of reasonable discount rates and hypothetical royalty rates. Significantly different projected operating results could result in a different conclusion regarding impairment. Standard valuation methodologies using rates considered reasonable by management have not indicated an impairment.
Other long-lived assets, including finite-lived intangible assets, are amortized over their respective estimated useful lives and reviewed for impairment if events or circumstances indicate possible impairment.

Contingencies
We are involved in litigation, investigations and claims arising out of the normal conduct of our business. We estimate and accrue liabilities resulting from such matters based on a variety of factors, including outstanding legal claims and proposed settlements; assessments by counsel of pending or threatened litigation; and assessments of potential environmental liabilities and remediation costs. We believe we have adequately accrued for these potential liabilities; however, facts and circumstances may change and could cause the actual liability to exceed the estimates, or may require adjustments to the recorded liability balances in the future. As we learn new facts concerning contingencies, we reassess our position both with respect to accrued liabilities and other potential exposures. Estimates particularly sensitive to future changes include liabilities recorded for environmental remediation, tax and legal matters. Estimated future environmental remediation costs are subject to change due to such factors as the uncertain magnitude of cleanup costs, the unknown time and extent of such remedial actions that may be required, and the determination of our liability in proportion to that of other responsible parties. Estimated future costs related to tax and legal matters are subject to change as events evolve and as additional information becomes available during the administrative and litigation processes. For more information on these and other contingencies, see Note 16. of the Notes to Consolidated Financial Statements. See also “Item 1. BUSINESS - Regulatory and Environmental Matters,” “Item 1A. RISK FACTORS” and “Item 3. LEGAL PROCEEDINGS”
Workers Compensation, Defined Benefit Pension Plans, Environmental and Other Long-term Liabilities
We are obligated for various liabilities that will ultimately be determined over what could be a very long future time period. We established the recorded liabilities for such items at September 30, 2016 using estimates for when such amounts will be paid and what the amounts of such payments will be. These estimates are subject to change based on numerous factors, including among others, regulatory changes, technology changes, the investment performance of related assets, longevity of participants, the discount rate used and changes to plan designs.

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
Commodity Price Risk
Our products are made using various purchased components and several basic raw materials, including scrap steel, sand, resin, brass ingot and steel pipe. We expect prices for these items to fluctuate based on marketplace demand and our product margins and level of profitability may fluctuate if we do not pass changes in purchased component and raw material costs on to our customers.
Mueller Co. experienced a 18% decrease in the average cost per ton of scrap steel and a 23% decrease in the average cost of brass ingot purchased in 2016 compared to 2015.  Anvil experienced a 24% decrease in the average cost per ton of scrap steel purchased in 2016 compared to 2015. Changes in prices for purchased parts, freight, warehousing, labor, and other factors tended to offset these changes during 2016. See “Item 1A. RISK FACTORS-The prices of our purchased components and raw materials can be volatile.”
Interest Rate Risk
At September 30, 2016, we have variable rate debt with a face value of $491.2 million. To the extent LIBOR is above our Term Loan’s rate floor of 0.75%, the impact on pre-tax earnings or cash flows resulting from a 100 basis point increase in interest rates on variable rate debt, holding other variables constant, would be approximately $5 million per year. Our interest rate swap contracts described more fully in Note 7. of the Notes to Consolidated Financial Statements reduce this annual hypothetical exposure by approximately $1.5 million during 2017-2021.

Currency Risk
Our principal assets, liabilities and operations outside the U.S. are in Canada, China and Australia. These assets and liabilities are translated into U.S. dollars at currency exchange rates in effect at the end of each period, with the effect of such translation reflected in other comprehensive loss. Our stockholders’ equity will fluctuate depending upon the weakening or strengthening of the U.S. dollar against these non-U.S. currencies. Net sales and expenses of these subsidiaries are translated into U.S. dollars at the average currency exchange rate during the period. At September 30, 2016, $52.8 million of our net assets were denominated in non-U.S. currencies.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Reports of Independent Registered Public Accounting Firm, Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements that are filed as part of this annual report are listed under “Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES” and are set forth beginning on page F-1 .
Selected quarterly financial data for 2016 and 2015 are provided in Note 18. of the Notes to Consolidated Financial Statements.

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
Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this annual report. Based on this evaluation, those officers have concluded that, at September 30, 2016, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We assessed the effectiveness of our internal control over financial reporting at September 30, 2016. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013 framework). After doing so, management concluded that, at September 30, 2016, our internal control over financial reporting was effective.
The effectiveness of our internal control over financial reporting at September 30, 2016 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in this annual report.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The name, age at November 15, 2016 and position of each of our current executive officers and directors are presented below.

Name	Age	Position
Gregory E. Hyland	65	Chairman of the board of directors, President and Chief Executive Officer
Keith L. Belknap	58	Senior Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary; President of Mueller Technologies
Patrick M. Donovan	57	President, Anvil
Evan L. Hart	51	Senior Vice President and Chief Financial Officer
Robert P. Keefe	62	Senior Vice President and Chief Technology Officer
Kevin G. McHugh	58	Vice President and Controller
Gregory S. Rogowski	57	President, Mueller Co.
Marietta Edmunds Zakas	57	Senior Vice President, Strategy, Corporate Development and Communications
Shirley C. Franklin	71	Director
Thomas J. Hansen	67	Director
Jerry W. Kolb	80	Director
Joseph B. Leonard	73	Director
Mark J. O’Brien	73	Director
Bernard G. Rethore	75	Director
Lydia W. Thomas	72	Director
Michael T. Tokarz	67	Director
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
Keith L. Belknap has been our Senior Vice President, General Counsel and Corporate Secretary since April 2012, our Chief Compliance Officer since October 2012 and President of Mueller Technologies since July 2015. Previously, Mr. Belknap was Senior Vice President, General Counsel and Corporate Secretary of PRIMEDIA, Inc., a digital media and real estate advertising company, since 2007. Prior to that time, he held senior legal positions with PPG Industries, a supplier of paint, coating, optical product, specialty material, chemical, glass and fiberglass, and Georgia-Pacific Corporation, a manufacturer and marketer of tissue, packaging, paper, pulp and building products. Mr. Belknap earned a Bachelor of Arts degree with honors from the University of Tulsa (Phi Beta Kappa) and a Juris Doctor with honors from Harvard Law School.
Patrick M. Donovan has been President of our Anvil segment since May 2016. Previously, Mr. Donovan was president of MIC Group, a division of J.B. Poindexter, Inc., a diversified manufacturer of industrial products since 2012. Prior to that time, Mr. Donovan was with Parker Hannifin Corporation, where he led two of its divisions, including its refrigeration and air conditioning valves and controls, and industrial seals businesses.  Mr. Donovan earned a Bachelor degree in Organizational Behavior and Management from Brown University and a Master of Business Administration degree from the University of Chicago Booth School of Business.
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
Marietta Edmunds Zakas has been our Senior Vice President, Strategy, Corporate Development and Communications since November 2006. She has also been the interim head of Human Resources since January 2016. Previously, Ms. Zakas held various positions at Russell Corporation, culminating in her role as Corporate Vice President, Chief of Staff, Business Development and Treasurer. She earned a Bachelor of Arts degree with honors from Randolph-Macon Woman’s College (now known as Randolph College), a Master of Business Administration degree from the University of Virginia Darden School of Business and a Juris Doctor from the University of Virginia School of Law. Ms. Zakas is a director of Atlantic Capital Bank and Atlantic Capital Bancshares.
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
Jerry W. Kolb has been a member of our board of directors since April 2006. Mr. Kolb was a director of Walter Energy from 2003 until 2016. He was a Vice Chairman of Deloitte & Touche LLP, a registered public accounting firm, from 1986 to 1998. Mr. Kolb earned a Bachelor of Science degree in accountancy from the University of Illinois and Master of Business Administration degree in finance from DePaul University. Mr. Kolb is a certified public accountant.
Joseph B. Leonard has been a member of our board of directors since April 2006. Mr. Leonard was a director of Walter Energy from 2005 to 2007 and from 2009 until 2016. He was Interim Chief Executive Officer of Walter Energy from March 2010 through March 2011 and from August 2011 to September 2011. Mr. Leonard was Chairman of AirTran Holdings, Inc., a full service airline company, from November 2007 to June 2008, Chairman and Chief Executive Officer of AirTran Holdings, Inc. from January 1999 to November 2007 and President of AirTran Holdings, Inc. from January 1999 to January 2001. He is a director of Air Canada, a full service airline company. Mr. Leonard earned a Bachelor of Science degree in aerospace engineering from Auburn University.

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
Bernard G. Rethore has been a member of our board of directors since April 2006. He was a director of Walter Energy from 2002 until 2016. Mr. Rethore has been Chairman of the Board Emeritus of Flowserve Corporation, a manufacturer of pumps, valves, seals and components, since April 2000. From January 2000 to April 2000, he was Flowserve’s Chairman. Mr. Rethore had previously served as its Chairman, President and Chief Executive Officer. He had been a director of Belden, Inc., a manufacturer of specialty signal-transmission products, from 1997 until May 2012. Mr. Rethore is a director of Dover Corp., a diversified manufacturer of a wide range of proprietary products. In 2008, he was honored by the Outstanding Directors Exchange as an Outstanding Director of the Year and in 2012, he was designated a Board Leadership Fellow by the National Association of Corporate Directors. Mr. Rethore earned a Bachelor of Arts degree in Economics (Honors) from Yale University and a Master of Business Administration degree from the Wharton School of the University of Pennsylvania, where he was a Joseph P. Wharton Scholar and Fellow.
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
Michael T. Tokarz has been a member of our board of directors since April 2006. Mr. Tokarz served as non-executive Chairman of the Board of Walter Energy from 2006 until 2016. Since February 2002, he has been a member of the Tokarz Group, LLC, an investment company. From January 1996 until February 2002, Mr. Tokarz was a member of the limited liability company that serves as the general partner of Kohlberg Kravis Roberts & Co. L.P., a private equity company. He is a director of CNO Financial Group, Inc. (formerly Conseco, Inc.), an insurance provider, MVC Capital, Inc., a registered investment company and Walter Investment Management Corp. Until February 2015, he served as a director of IDEX Corporation and until January 2014 he served as a director of Dakota Growers Pasta Company. In 2007, he was honored by the Outstanding Directors Exchange as an Outstanding Director of the Year. Mr. Tokarz earned a Bachelor of Arts degree in economics with high distinction and a Master of Business Administration degree in finance from the University of Illinois.
Additional Information
Additional information required by this item will be contained in our definitive proxy statement issued in connection with the 2017 Annual Meeting of Stockholders filed with the SEC within 120 days after September 30, 2016 and is incorporated herein by reference.
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
The information required by this item will be contained in our definitive proxy statement issued in connection with the 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Except for the information set forth below and the information set forth in “Part II, Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES,” the information required by this item will be contained in our definitive proxy statement issued in connection with the 2017 Annual Meeting of Stockholders and is incorporated herein by reference.
Securities Authorized for Issuance under Equity Compensation Plans
We have two compensation plans under which our equity securities are authorized for issuance. The Mueller Water Products, Inc. 2006 Employee Stock Purchase Plan (“ESPP”) was approved by our sole stockholder in May 2006 and amended by our stockholders in February 2016. The Mueller Water Products, Inc. 2006 Stock Incentive Plan (“2006 Plan”) was approved by our sole stockholder in May 2006 and amended by our stockholders in January 2008, January 2009 and January 2012.
The following table sets forth certain information relating to these equity compensation plans at September 30, 2016.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance
Equity compensation plans approved by stockholders:
2006 Plan	5,066,821	(1)	$5.99	(2)	7,319,621	(3)
ESPP	39,231		—		3,051,778	(4)
Total	5,106,052				10,371,399
Equity compensation plans not approved by stockholders	—		$—		—

(1)
Consists of the maximum number of shares that could to be earned upon exercise or vesting of outstanding stock-based awards granted under the 2006 Plan. This includes 232,758 share-settled performance units that could result in a smaller number of securities being earned depending on Company performance, as described in Note 10. of the Notes to the Consolidated Financial Statements.

(2)	Weighted average exercise price of 3,554,308 outstanding stock options.

(3)
The number of securities remaining available for future issuance under the 2006 Plan is 20,500,000 shares less the cumulative number of shares granted under the plan, assuming maximum payout of all share-settled performance units for which performance goals have not yet been set, plus the cumulative number of awards canceled under the plan and, after January 25, 2012, shares surrendered upon issuance to cover employees' related tax liability.

(4)	The number of securities remaining available for future issuance under the ESPP Plan is 5,800,000 shares less the cumulative number of shares that have been issued under the plan.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be contained in our definitive proxy statement issued in connection with the 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be contained in our definitive proxy statement issued in connection with the 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

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

10.3.1*
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

10.6.1*
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
10.17.1*
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

10.19.1	First Amendment to Credit Agreement, dated December 18, 2012. Incorporated by reference to Exhibit 10.20.1 to Mueller Water Products, Inc. Form 8-K (File no. 001-32892) filed on December 19, 2012.
10.19.2	Second Amendment to Credit Agreement, dated November 25, 2014. Incorporated by reference to Exhibit 10.19.2 to Mueller Water Products, Inc. Form 10-K (File no. 001-32892) filed on November 26, 2014.
10.19.3	Third Amendment to Credit Agreement, dated July 12, 2016. Incorporated by reference to Exhibit 10.19.3 to Mueller Water Products, Inc. Form 10-Q (File no. 001-32892) filed on August 8, 2016.
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

10.22*
Employment Agreement, dated April 1, 2012, between Mueller Water Products, Inc. and Keith L. Belknap. Incorporated by reference to Exhibit 10.22 to Mueller Water Products, Inc. Form 10-K (File no. 001-32892) filed on November 22, 2013.

10.22.1*
Executive Change-in-Control Severance Agreement, dated April 1, 2012, between Mueller Water Products, Inc. and Keith L. Belknap. Incorporated by reference to Exhibit 10.22.1 to Mueller Water Products, Inc. Form 10-K (File no. 001-32892) filed on November 22, 2013.

10.23*
Mueller Water Products, Inc. Form of Performance Share Award Agreement for October 1, 2012 to September 30, 2015 award cycle. Incorporated by reference to Exhibit 10.25 to Mueller Water Products, Inc. Form 10-K (File no. 001-32892) filed on November 29, 2012.

10.23.1*	Exhibit A (2013-15 Award Cycle). Incorporated by reference to Exhibit 10.23.1 to Mueller Water Products, Inc. Form 10-Q (File no. 001-32892) filed on February 6, 2015.
10.23.2*	Exhibit A (2014-16 Award Cycle). Incorporated by reference to Exhibit 10.24.1 to Mueller Water Products, Inc. Form 10-Q (File no. 001-32892) filed on February 6, 2015.
10.23.3*	Exhibit A (2015-17 Award Cycle). Incorporated by reference to Exhibit 10.27.1 to Mueller Water Products, Inc. Form 10-Q (File no. 001-32892) filed on February 6, 2015.

Exhibit no.	Document
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

10.28*
Employment Agreement, dated May 2, 2016, between Mueller Water Products Inc. and Patrick M. Donovan. Incorporated by reference to Exhibit 10.28 to Mueller Water Products, Inc. Form 10-Q (File no. 001-32892) filed on August 8, 2016.

10.28.1*
Executive Change-in-Control Severance Agreement, dated May 2, 2016, between Mueller Water Products and Patrick M. Donovan. Incorporated by reference to Exhibit 10.28.1 to Mueller Water Products, Inc. Form 10-Q (File no. 001-32892) filed on August 8, 2016.

10.29* **	Employment Agreement, dated September 15, 2008, as amended, between Mueller Water Products Inc. and Marietta Edmunds Zakas.
10.29.1* **	Executive Change-in-Control Severance Agreement, dated September 15, 2008, between Mueller Water Products and Marietta Edmunds Zakas.
12.1**	Computation of Ratio of Earnings to Fixed Charges
14.1*	Code of Business Conduct and Ethics for Mueller Water Products, Inc. Incorporated by reference to Exhibit 14.1 to Mueller Water Products, Inc. Form 10-Q (File no. 00132892) filed on February 7, 2014.
21.1**	Subsidiaries of Mueller Water Products, Inc.
23.1**	Consent of Independent Registered Accounting Firm
31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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
Date: November 22, 2016

MUELLER WATER PRODUCTS, INC.

By:	/s/ Gregory E. Hyland
Name: Gregory E. Hyland
Title: Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gregory E. Hyland	Chairman of the Board of Directors, President and Chief Executive Officer (principal executive officer)	November 22, 2016
Gregory E. Hyland

/s/ Evan L. Hart	Senior Vice President and Chief Financial Officer (principal financial officer)	November 22, 2016
Evan L. Hart

/s/ Kevin G. McHugh	Vice President and Controller (principal accounting officer)	November 22, 2016
Kevin G. McHugh

/s/ Shirley C. Franklin	Director	November 22, 2016
Shirley C. Franklin

/s/ Thomas J. Hansen	Director	November 22, 2016
Thomas J. Hansen

/s/ Jerry W. Kolb	Director	November 22, 2016
Jerry W. Kolb

/s/ Joseph B. Leonard	Director	November 22, 2016
Joseph B. Leonard

/s/ Mark J. O’Brien	Director	November 22, 2016
Mark J. O’Brien

/s/ Bernard G. Rethore	Director	November 22, 2016
Bernard G. Rethore

/s/ Lydia W. Thomas	Director	November 22, 2016
Lydia W. Thomas

/s/ Michael T. Tokarz	Director	November 22, 2016
Michael T. Tokarz

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Mueller Water Products, Inc.
We have audited the accompanying consolidated balance sheets of Mueller Water Products, Inc. and subsidiaries as of September 30, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended September 30, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mueller Water Products, Inc. and subsidiaries at September 30, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Mueller Water Products, Inc.’s internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 22, 2016 expressed an unqualified opinion thereon.
Atlanta, Georgia
November 22, 2016

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Mueller Water Products, Inc.
We have audited Mueller Water Products, Inc. and subsidiaries’ internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework)(the COSO criteria). Mueller Water Products, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Mueller Water Products, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Mueller Water Products, Inc. and subsidiaries as of September 30, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended September 30, 2016 and our report dated November 22, 2016 expressed an unqualified opinion on those financial statements.

Atlanta, Georgia
November 22, 2016

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

	September 30,
	2016	2015
	(in millions, except share amounts)
Assets:
Cash and cash equivalents	$195.0	$113.1
Receivables, net	186.7	175.3
Inventories	213.8	219.1
Deferred income taxes	—	28.3
Other current assets	16.8	13.7
Total current assets	612.3	549.5
Property, plant and equipment, net	155.1	148.9
Intangible assets	486.0	507.3
Other noncurrent assets	27.2	24.1
Total assets	$1,280.6	$1,229.8

Liabilities and equity:
Current portion of long-term debt	$5.9	$6.1
Accounts payable	100.8	98.7
Other current liabilities	79.1	63.2
Total current liabilities	185.8	168.0
Long-term debt	479.2	482.9
Deferred income taxes	109.9	145.3
Other noncurrent liabilities	86.2	65.8
Total liabilities	861.1	862.0

Commitments and contingencies (Note 16.)

Common stock: 600,000,000 shares authorized; 161,693,051 and 160,497,841 shares outstanding at September 30, 2016 and 2015, respectively	1.6	1.6
Additional paid-in capital	1,563.9	1,574.8
Accumulated deficit	(1,078.9)	(1,142.8)
Accumulated other comprehensive loss	(68.3)	(67.3)
Total Company stockholders’ equity	418.3	366.3
Noncontrolling interest	1.2	1.5
Total equity	419.5	367.8
Total liabilities and equity	$1,280.6	$1,229.8

The accompanying notes are an integral part of the consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended September 30,
	2016	2015	2014
	(in millions, except per share amounts)
Net sales	$1,138.9	$1,164.5	$1,184.7
Cost of sales	774.6	817.2	836.8
Gross profit	364.3	347.3	347.9
Operating expenses:
Selling, general and administrative	218.8	216.4	220.7
Pension settlement	16.6	0.5	—
Loss on Walter receivable	—	11.6	—
Other charges	8.3	9.2	3.1
Total operating expenses	243.7	237.7	223.8
Operating income	120.6	109.6	124.1
Interest expense, net	23.6	27.6	49.6
Loss on early extinguishment of debt	—	31.3	1.0
Income before income taxes	97.0	50.7	73.5
Income tax expense	33.1	19.8	18.0
Net income	$63.9	$30.9	$55.5

Net income per share:
Basic	$0.40	$0.19	$0.35
Diluted	$0.39	$0.19	$0.34

Weighted average shares outstanding:
Basic	161.3	160.5	159.2
Diluted	163.4	163.2	162.2

Dividends declared per share	$0.100	$0.075	$0.070

The accompanying notes are an integral part of the consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended September 30,
	2016	2015	2014
	(in millions)
Net income	$63.9	$30.9	$55.5
Other comprehensive income (loss):
Minimum pension liability	2.8	6.3	(45.1)
Income tax effects	(1.1)	(2.6)	17.4
Foreign currency translation	0.2	(8.7)	(4.4)
Derivative instruments	(4.7)	(2.6)	—
Income tax effects	1.8	1.0	—
	(1.0)	(6.6)	(32.1)
Comprehensive income	$62.9	$24.3	$23.4

The accompanying notes are an integral part of the consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF EQUITY FOR THE THREE YEARS ENDED SEPTEMBER 30, 2016

	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Non-controlling interest	Total
	(in millions)
Balance at September 30, 2013	$1.6	$1,584.4	$(1,229.2)	$(28.6)	$—	$328.2
Net income (loss)	—	—	55.5	—	(0.1)	55.4
Dividends declared	—	(11.2)	—	—	—	(11.2)
Stock-based compensation	—	8.5	—	—	—	8.5
Shares retained for employee taxes	—	(3.1)	—	—	—	(3.1)
Stock issued under stock compensation plans	—	4.2	—	—	—	4.2
Joint venture capital contributed	—	—	—	—	1.7	1.7
Other comprehensive loss, net of tax	—	—	—	(32.1)	—	(32.1)
Balance at September 30, 2014	1.6	1,582.8	(1,173.7)	(60.7)	1.6	351.6
Net income (loss)	—	—	30.9	—	(0.1)	30.8
Dividends declared	—	(12.0)	—	—	—	(12.0)
Stock-based compensation	—	4.9	—	—	—	4.9
Excess tax benefit on stock option exercises	—	3.2	—	—	—	3.2
Shares retained for employee taxes	—	(2.4)	—	—	—	(2.4)
Stock issued under stock compensation plans	—	3.3	—	—	—	3.3
Stock repurchased under buyback program	—	(5.0)	—	—	—	(5.0)
Other comprehensive loss, net of tax	—	—	—	(6.6)	—	(6.6)
Balance at September 30, 2015	1.6	1,574.8	(1,142.8)	(67.3)	1.5	367.8
Net income (loss)	—	—	63.9	—	(0.3)	63.6
Dividends declared	—	(16.1)	—	—	—	(16.1)
Stock-based compensation	—	5.2	—	—	—	5.2
Shares retained for employee taxes	—	(3.3)	—	—	—	(3.3)
Stock issued under stock compensation plans	—	3.3	—	—	—	3.3
Other comprehensive loss, net of tax	—	—	—	(1.0)	—	(1.0)
Balance at September 30, 2016	$1.6	$1,563.9	$(1,078.9)	$(68.3)	$1.2	$419.5

The accompanying notes are an integral part of the consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended September 30,
	2016	2015	2014
	(in millions)
Operating activities:
Net income	$63.9	$30.9	$55.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	28.3	28.7	27.3
Amortization	24.3	29.4	29.4
Pension plans	21.0	1.1	1.5
Deferred income taxes	(7.5)	6.9	15.6
Stock-based compensation	5.2	4.8	8.6
Loss on early extinguishment of debt	—	31.3	1.0
Loss on Walter receivable	—	11.6	—
Other, net	3.9	4.7	0.7
Changes in assets and liabilities, net of acquisitions:
Receivables	(11.1)	3.5	(16.9)
Inventories	5.5	(24.6)	11.0
Other assets	(5.7)	(0.7)	3.6
Liabilities	17.3	(39.8)	10.3
Net cash provided by operating activities	145.1	87.8	147.6
Investing activities:
Capital expenditures	(39.4)	(37.5)	(36.9)
Business acquisitions, net of cash acquired	—	0.3	(10.0)
Proceeds from sales of assets	0.3	5.6	4.7
Net cash used in investing activities	(39.1)	(31.6)	(42.2)
Financing activities:
Dividends paid	(16.1)	(12.0)	(11.2)
Repayment of debt	(5.0)	(589.0)	(55.7)
Shares retained for employee taxes	(3.3)	(2.4)	(3.1)
Common stock issued	3.3	3.3	4.2
Deferred financing costs paid	(1.2)	(8.5)	—
Issuance of debt	—	512.5	—
Stock repurchased under buyback program	—	(5.0)	—
Excess tax benefit on stock-based compensation	—	3.2	—
Joint venture capital contributed	—	—	1.7
Other	(1.4)	(1.1)	(1.1)
Net cash used in financing activities	(23.7)	(99.0)	(65.2)
Effect of currency exchange rate changes on cash	(0.4)	(5.2)	(2.7)
Net change in cash and cash equivalents	81.9	(48.0)	37.5
Cash and cash equivalents at beginning of year	113.1	161.1	123.6
Cash and cash equivalents at end of year	$195.0	$113.1	$161.1

The accompanying notes are an integral part of the consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED SEPTEMBER 30, 2016

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
In May 2014, the Financial Accounting Standards Board (“FASB”) issued new guidance for the recognition of revenue.  This new guidance applies to us beginning with our first quarter of 2019 and we do not anticipate adopting early.  We are in the early stages of evaluating the impact of the adoption of this guidance on our financial statements and related disclosures and we have not yet reached any conclusions.
Stock-based Compensation-Compensation expense for stock-based awards granted to employees and directors is based on the fair value at the grant dates for our outstanding stock-settled share awards and is based on the fair value at each reporting date for our cash-settled share awards. See Note 10. for more information regarding our stock-based compensation. Stock-based compensation expense is a component of selling, general and administrative expenses.
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
The following table summarizes information concerning our allowance for doubtful receivables.

	2016	2015	2014
	(in millions)
Balance at beginning of year	$5.2	$5.3	$5.3
Provision charged to expense	0.6	0.1	—
Balances written off, net of recoveries	—	(0.2)	(0.1)
Other	(0.1)	—	0.1
Balance at end of year	$5.7	$5.2	$5.3
Inventories-Inventories are recorded at the lower of first-in, first-out method cost or estimated net realizable value. We evaluate our inventory in terms of excess and obsolete exposures. This evaluation includes such factors as anticipated usage, inventory turnover, inventory levels and ultimate product sales value. Inventory cost includes an overhead component that is affected by levels of production and actual costs incurred. Management periodically evaluates the effects of production levels and costs capitalized as part of inventory.
The following table summarizes information concerning our inventory valuation reserves.

	2016	2015	2014
	(in millions)
Balance at beginning of year	$7.8	$8.5	$10.6
Provision charged to expense	2.1	2.1	2.8
Inventory disposed	(1.5)	(2.9)	(4.3)
Other	0.2	0.1	(0.6)
Balance at end of year	$8.6	$7.8	$8.5
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
Liabilities are recognized at fair value for asset retirement obligations related to plant and landfill closures in the period in which they are incurred and the carrying amounts of the related long-lived assets are correspondingly increased. Over time, the liabilities are accreted to their estimated future values. At September 30, 2016 and 2015, asset retirement obligations were $7.5 million and $2.9 million, respectively.

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
Workers Compensation-Our exposure to workers compensation claims is generally limited to $1 million per incident. Liabilities, including those related to claims incurred but not reported, are recorded principally using annual valuations based on discounted future expected payments and using historical data combined with insurance industry data when historical data is limited. We are indemnified under an agreement with a predecessor to Tyco for all Mueller Co. and Anvil workers compensation liabilities related to incidents that occurred prior to August 16, 1999. See Note 16. We retained U.S. Pipe workers compensation liabilities related to incidents that occurred prior to the segment's April 1, 2012 sale date , but the purchaser agreed to reimburse us for up to $11.8 million in payments we make related to these liabilities. At September 30, 2016, the remaining reimbursements may be up to $4.9 million, which we have recorded on a discounted basis as $0.6 million in other current assets and $4.1 million in other noncurrent assets. On an undiscounted basis, workers compensation liabilities were $13.7 million and $15.3 million at September 30, 2016 and 2015, respectively. On a discounted basis, workers compensation liabilities were $11.8 million and $13.1 million at September 30, 2016 and 2015, respectively.
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
Activity in accrued warranty, reported as part of other current liabilities, is presented below.

	2016	2015	2014
	(in millions)
Balance at beginning of year	$2.9	$2.6	$2.8
Warranty expense	5.3	5.2	4.1
Warranty payments	(6.2)	(4.9)	(4.3)
Balance at end of year	$2.0	$2.9	$2.6
Deferred Financing Costs-Costs of debt financing are charged to expense over the lives of the related financing agreements. Remaining costs and the future period over which they would be charged to expense are reassessed when amendments to the related financing agreements or prepayments occur.
ABL Agreement-related deferred financing costs are included in other noncurrent assets and remaining deferred financing costs are offset against long-term debt in the accompanying consolidated balance sheets. Deferred financing costs of $8.1 million at September 30, 2016 are scheduled to amortize as follows: $1.8 million related to the ABL Agreement amortizes on a straight-line basis; $6.3 million related to the Term Loan amortizes using the effective-interest rate method. All such amortization will be over the remaining term of the respective debt. See Note 6.
Derivative Instruments and Hedging Activities-We manage interest rate risk to some extent using derivative instruments. We designated our interest rate swap contracts as cash flow hedges of interest payments. As a result, the changes in the fair value of these contracts prior to settlement are reported as a component of accumulated other comprehensive loss and are reclassified into earnings in the periods during which the hedged transactions affect earnings.

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
At December 31, 2015, we adopted FASB Accounting Standards Update 2015-17 Balance Sheet Classification of Deferred Taxes, which requires that all deferred tax assets and deferred tax liabilities, netted by tax jurisdiction, be classified as noncurrent on the balance sheet. The prior period consolidated balance sheet has not been reclassified.
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
Direct internal and external costs to develop external-use software are capitalized. Capitalized costs are amortized over the estimated useful life of the software, beginning when the software is complete and ready for sale. During 2014, we revised our estimate of the useful life of the software to 6 years from 3 years. At September 30, 2016, the remaining weighted-average amortization period for external-use software was 3.6 years. Amortization expense related to such software assets was $1.9 million, $1.6 million and $1.1 million for 2016, 2015 and 2014, respectively. Amortization expense for each of the next five years is scheduled to be $2.8 million in 2017, $2.6 million in 2018, $2.4 million in 2019, $2.1 million in 2020 and $1.3 million in 2021.
At September 30, 2016, the remaining weighted-average amortization period for the business combination-related finite-lived intangible assets was 7.2 years. Amortization expense related to these assets was $22.4 million, $27.8 million and $28.3 million for 2016, 2015 and 2014, respectively. Amortization expense for each of the next five years is scheduled to be $22.3 million in 2017, $22.5 million in 2018, $22.3 million in 2019, $22.2 million in 2020 and $21.9 million in 2021.

Intangible assets are presented below.

	September 30,
	2016	2015
	(in millions)
Capitalized external-use software:
Cost	$20.9	$17.9
Accumulated amortization	(8.9)	(7.0)
Net book value	12.0	10.9

Business combination-related:
Cost:
Finite-lived intangible assets:
Technology	80.3	80.3
Customer relationships and other	400.2	400.2
Indefinite-lived intangible assets:
Trade names and trademarks	299.6	299.6
Goodwill	5.4	5.4
	785.5	785.5
Accumulated amortization:
Technology	(75.0)	(74.2)
Customer relationships and other	(236.5)	(214.9)
	(311.5)	(289.1)
Net book value	474.0	496.4
Total intangible assets net book value	$486.0	$507.3

Note 4.	Other Charges
During the quarter ended June 30, 2016, we initiated certain demolition and related activities for our Statesboro, Georgia property, some of the costs of which are indemnified by Tyco as explained in Note 16. We have recorded a receivable from Tyco for our estimated recovery under the indemnification and a net charge of $4.1 million under the caption other charges for our Corporate segment through September 30, 2016.
In 2015, Mueller Co. sold certain assets related to its municipal casting operations in Canada and closed the associated facility. These actions resulted in restructuring expense of $7.2 million under the caption other charges, which was comprised of a $2.5 million impairment charge, $2.3 million of environmental remediation costs and $2.4 million of severance and other costs. These operations generated net sales of $11.5 million during 2014.
In 2014, Anvil sold the production equipment and certain inventory at its Bloomington, Minnesota location for an immaterial gain. Anvil also signed a supply agreement with the buyer and terminated the employment of all employees at that location, which resulted in the withdrawal from the only multi-employer pension plan in which the Company had participated. Anvil recorded a related withdrawal liability of $0.9 million as restructuring expense under the caption other charges. Also in 2014, Anvil sold the land and buildings at this location, which resulted in a net a gain of $2.5 million included in selling, general and administrative expenses.

Note 5.	Income Taxes
The components of income before income taxes are presented below.

	2016	2015	2014
	(in millions)
U.S.	$96.8	$55.4	$71.6
Non-U.S.	0.2	(4.7)	1.9
Income before income taxes	$97.0	$50.7	$73.5

The cumulative amount of undistributed earnings of foreign subsidiaries that we consider to be indefinitely reinvested, and thus for which United States income taxes have not been provided, was $54.7 million at September 30, 2016. It is not currently practical to estimate the amount of unrecognized United States income taxes that might be payable on the repatriation of these earnings.
The components of income tax expense are presented below.

	2016	2015	2014
	(in millions)
Current:
U.S. federal	$37.4	$12.4	$0.1
U.S. state and local	3.1	0.7	1.6
Non-U.S.	0.1	(0.2)	0.7
	40.6	12.9	2.4
Deferred:
U.S. federal	(10.5)	4.5	28.7
U.S. state and local	3.2	2.9	(12.8)
Non-U.S.	(0.2)	(0.5)	(0.3)
	(7.5)	6.9	15.6
Income tax expense	$33.1	$19.8	$18.0
The reconciliation between income tax expense at the U.S. federal statutory income tax rate and reported income tax expense from continuing operations is presented below.

	2016	2015	2014
	(in millions)
Expense at U.S. federal statutory income tax rate of 35%	$34.0	$17.7	$25.7
Adjustments to reconcile to income tax expense:

State income taxes, net of federal benefit	3.8	2.4	3.6
Domestic production activities deduction	(3.9)	(1.5)	—
Tax credits	(2.2)	(1.3)	(0.1)
Nondeductible expenses, other than compensation	0.9	0.7	0.9
Federal valuation allowance	(0.2)	0.6	(1.2)
Foreign income taxes	0.1	0.4	(0.2)
Nondeductible compensation	0.4	0.3	0.8
State valuation allowance, net of federal benefit	—	(0.1)	(8.4)
State tax rate change	0.4	—	(2.5)
Other	(0.2)	0.6	(0.6)
Income tax expense	$33.1	$19.8	$18.0

Deferred income tax balances are presented below.

	September 30,
	2016	2015
	(in millions)
Deferred income tax assets:
Inventory reserves	$14.8	$15.5
Accrued expenses	15.0	13.6
Pension and other postretirement benefits	25.0	17.8
Stock-based compensation	7.7	8.9
State net operating losses	5.0	8.1
Federal credit carryovers	0.6	0.5
Other	4.8	3.0
	72.9	67.4
Valuation allowance	(0.9)	(1.3)
Total deferred income tax assets, net of valuation allowance	72.0	66.1
Deferred income tax liabilities:
Intangible assets	177.0	182.3
Other	3.8	0.8
Total deferred income tax liabilities	180.8	183.1
Net deferred income tax liabilities	$108.8	$117.0
We reevaluate the need for a valuation allowance against the U.S. deferred tax assets each quarter, considering results to date, projections of taxable income, tax planning strategies and reversing taxable temporary differences.
After inclusion of the tax effect of the loss on the sale of U.S. Pipe in 2012, our net reversing deferred tax credits were insufficient to fully support our deferred tax assets, which included net operating loss carryforwards, and we concluded that a valuation allowance was necessary to reduce our U.S. net reversing deferred tax assets to zero. Accordingly, we recorded income tax expense in 2012 to establish valuation allowances related to deferred tax assets. In the 2014 fourth quarter, we credited to income substantially all of the deferred tax valuation allowance based on our expectation of future taxable income. In the 2015 fourth quarter, we credited to income the remaining state net operating loss valuation allowance based on utilization.
Our state net operating loss carryforwards, which expire between calendar years 2016 and 2033, remain available to offset future taxable earnings.
The following table summarizes information concerning our gross unrecognized tax benefits.

	2016	2015
	(in millions)
Balance at beginning of year	$2.6	$2.7
Increases related to prior year positions	0.3	0.3
Increases related to current year positions	0.2	—
Decreases due to lapse in statute of limitations	(0.3)	(0.4)
Balance at end of year	$2.8	$2.6
Substantially all unrecognized tax benefits would, if recognized, impact the effective tax rate. We recognize interest related to uncertain tax positions as interest expense and recognize any penalties incurred as a component of selling, general and administrative expenses. At September 30, 2016 and 2015, we had $0.5 million and $0.6 million, respectively, of accrued interest expense related to unrecognized tax benefits.
We expect to settle certain state income tax audits within the next 12 months and believe it is reasonably possible that these audit settlements will reduce the gross unrecognized tax benefits by $0.8 million.

The federal income tax returns for Mueller Co. and Anvil are closed for years prior to 2005 and for Mueller Water Products, Inc. for 2007 and 2008. Our 2009 through 2012 returns are closed except to the extent net operating losses from those years have been utilized on subsequent years’ returns. Tax years 1980 to 1994 and 1999 to 2001 remain open for our predecessor company, U.S. Pipe, which was a subsidiary of Walter Energy in those years. See Note 16. We also remain liable for any taxes related to periods prior to the sale of U.S. Pipe in 2012 pursuant to the terms of the sale agreement with the purchaser of the segment.
Our state income tax returns are generally closed for years prior to 2012, except to the extent of our state net operating loss carryforwards. Our Canadian income tax returns are generally closed for years prior to 2009. We are currently under audit by several jurisdictions, including Canada Revenue Agency for the year ended September 30, 2014, at various levels of completion. We do not have any material unpaid assessments.

Note 6.	Borrowing Arrangements
The components of our long-term debt are presented below.

	September 30,
	2016	2015
	(in millions)
ABL Agreement	$—	$—
Term Loan	489.4	494.0
Other	2.0	2.4
	491.4	496.4
Deferred financing costs	(6.3)	(7.4)
Less current portion	(5.9)	(6.1)
Long-term debt	$479.2	$482.9
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
Borrowings under the ABL Agreement bear interest at a floating rate equal to LIBOR plus a margin ranging from 125 to 150 basis points, or a base rate, as defined in the ABL Agreement, plus a margin ranging from 25 to 50 basis points. At September 30, 2016 the applicable rate was LIBOR plus 125 basis points.
The ABL Agreement terminates on July 13, 2021. We pay a commitment fee for any unused borrowing capacity under the ABL Agreement of 25 basis points per annum. Borrowings are not subject to any financial maintenance covenants unless excess availability is less than the greater of $17.5 million and 10% of the Loan Cap as defined in the ABL Agreement. Excess availability based on September 30, 2016 data, as reduced by outstanding letters of credit, swap contract liabilities and accrued fees and expenses of $30.4 million, was approximately $169 million.
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
The Term Loan accrues interest at a floating rate equal to LIBOR, subject to a floor of 0.75%, plus 325 basis points. At September 30, 2016, the weighted-average effective interest rate, including amortization of deferred finance costs and original issue discount and the effect of interest rate swaps, was 4.54%. We may voluntarily repay amounts borrowed under the Term Loan at any time. The principal amount of the Term Loan is required to be repaid in quarterly installments of $1.25 million, with any remaining principal due on November 25, 2021. The Term Loan is guaranteed by substantially all of our U.S. subsidiaries and is secured by essentially all of our assets, although the ABL Agreement has a senior claim on certain collateral securing borrowings thereunder. The Term Loan is reported net of unamortized discount of $1.8 million. Based on quoted market prices, the outstanding Term Loan had a fair value of $496.2 million at September 30, 2016.

The Term Loan contains affirmative and negative operating covenants applicable to us and our restricted subsidiaries. We believe we were compliant with these covenants at September 30, 2016 and expect to remain in compliance through September 30, 2017.
The scheduled maturities of all borrowings outstanding at September 30, 2016 for each of the following years are $5.9 million for 2017, $5.6 million for 2018, $5.4 million for 2019, $5.1 million for 2020, $5.0 million for 2021 and $466.2 million after 2021.

Note 7.	Derivative Financial Instruments
We are exposed to interest rate risk that we manage to some extent using derivative instruments. Under our April 2015 interest rate swap contracts, we receive interest calculated using 3-month LIBOR, subject to a floor of 0.750%, and pay fixed interest at 2.341%, on an aggregate notional amount of $150.0 million. These swap contracts effectively fix the cash interest rate on $150.0 million of our borrowings under the Term Loan at 5.591% from September 30, 2016 through September 30, 2021.
We have designated our interest rate swap contracts as cash flow hedges of our future interest payments and elected to apply the “shortcut” method of assessing hedge effectiveness. As a result, the gains and losses on the swap contracts are reported as a component of other comprehensive loss and are reclassified into interest expense as the related interest payments are made.
The fair values of the swap contracts are presented below.

	September 30,
	2016	2015
	(in millions)
Other current liabilities	$2.0	$—
Other noncurrent liabilities	5.3	2.6
	$7.3	$2.6
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
During 2016, our U.S. pension plan (“Plan”) completed a pension obligation settlement program targeting vested, terminated participants not yet receiving benefits. Approximately 75% of eligible participants accepted settlement offers. The Plan distributed assets totaling $58.5 million. We incurred a non-cash pension settlement charge of $16.6 million as a result of the program, which had an immaterial impact on the Plan’s funded ratio.
During 2015, we contributed $1.2 million to fully fund two of our Canadian plans and recorded a pension settlement charge of $0.5 million.
We were not required to make, and we did not make, any contributions to our U.S. pension plan in 2016, and we currently plan to make $1.3 million of contributions to a Canadian pension plan in 2017.
Our U.S. plan comprised 98% of the Pension Plans’ obligations and 98% of the Pension Plans’ assets at September 30, 2016.

The components of net periodic benefit cost are presented below.

	2016	2015	2014
	(in millions)
Service cost	$1.7	$1.9	$1.7
Interest cost	18.9	20.1	19.9
Expected return on plan assets	(19.7)	(24.6)	(23.8)
Amortization of net loss	3.4	3.2	3.5
Curtailment / special settlement loss	16.6	0.5	0.2
Other	0.1	—	—
Net periodic benefit cost	$21.0	$1.1	$1.5
Balance sheet information for Pension Plans with accumulated benefit obligations in excess of plan assets is presented below.

	September 30,
	2016	2015
	(in millions)
Projected benefit obligations	$402.0	$427.0
Accumulated benefit obligations	402.0	427.0
Fair value of plan assets	337.9	381.3
Balance sheet information for Pension Plans with accumulated benefit obligations less than plan assets is presented below.

	September 30,
	2016	2015
	(in millions)
Projected benefit obligations	$1.1	$1.2
Accumulated benefit obligations	1.1	1.2
Fair value of plan assets	2.1	2.1
Pension Plan activity in accumulated other comprehensive loss, before tax, in 2016 is presented below, in millions.

Balance at beginning of year	$113.5
Actuarial loss	17.3
Prior year actuarial loss amortization to net periodic cost, including effect of pension settlement	(20.0)
Balance at end of year	$110.8
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
The components of accumulated other comprehensive loss related to pension that we expect to amortize into net periodic benefit cost in 2017 are presented below, in millions.

Amortization of unrecognized prior year service cost	$—
Amortization of unrecognized loss	4.0
$4.0

Amounts recognized for our Pension Plans and other postretirement benefit plans are presented below.

	Pension Plans
	2016	2015
	(in millions)
Projected benefit obligations:
Beginning of year	$428.2	$461.5
Service cost	1.7	1.9
Interest cost	18.9	20.1
Actuarial loss (gain)	37.7	(25.9)
Benefits paid	(25.1)	(26.0)
Currency translation	0.2	(1.6)
Decrease in obligation due to curtailment / settlement	(58.5)	(1.8)
End of year	$403.1	$428.2
Accumulated benefit obligations at end of year	$403.1	$428.2
Plan assets:
Beginning of year	$383.4	$410.5
Actual return on plan assets	40.1	1.3
Employer contributions	—	1.2
Settlement	(58.5)	(1.9)
Currency translation	0.1	(1.7)
Benefits paid	(25.1)	(26.0)
End of year	$340.0	$383.4
Accrued benefit cost at end of year:
Unfunded status	$(63.1)	$(44.8)
Recognized on balance sheet:
Other noncurrent assets	$1.0	$0.9
Other current liabilities	(1.2)	—
Other noncurrent liabilities	(62.9)	(45.7)
	$(63.1)	$(44.8)
Recognized in accumulated other comprehensive loss, before tax:
Prior year service cost	$—	$—
Net actuarial loss	110.8	113.5
	$110.8	$113.5
The discount rates for determining the present value of pension obligations were selected using a “bond settlement” approach, which constructs a hypothetical bond portfolio that could be purchased such that the coupon payments and maturity values could be used to satisfy the projected benefit payments.  The discount rate is the equivalent rate that results in the present value of the projected benefit payments equaling the market value of this bond portfolio. Only high quality (AA graded or higher), non-callable corporate bonds are included in this bond portfolio.  We rely on the Pension Plans’ actuaries to assist in the development of the discount rate model. The actuarial loss in 2016 was primarily due to the decrease in the discount rate at September 30, 2016 compared to September 30, 2015. The actuarial gain in 2015 was primarily due to the increase in the discount rate at September 30, 2015 compared to September 30, 2014.
Management’s expected returns on plan assets were determined with the assistance of the Pension Plans’ actuaries and investment consultants. Expected returns on plan assets were developed using forward looking returns over a time horizon of 10 to 15 years for major asset classes along with projected risk and historical correlations.

A summary of key assumptions for our pension plans is below.

	Pension Plans
	2016	2015	2014
Weighted average used to determine benefit obligations:
Discount rate	3.68%	4.84%	4.49%
Weighted average used to determine net periodic cost:
Discount rate	3.92%	4.49%	5.16%
Expected return on plan assets	5.50	6.21	6.24
We maintain a single trust to hold the assets of the U.S. pension plan. Throughout 2014, 2015, and most of 2016, the strategic asset allocation was about 40% equity investments. Near the end of 2016, we directed our investment manager to adjust the asset allocation to about 30% equity investments. This trust’s strategic asset allocations, tactical range at September 30, 2016 and actual asset allocations are presented below.

	Strategic asset allocation				Actual asset allocations at
					September 30,
		Tactical range			2016	2015	2014
Equity investments:
Large capitalization stocks	19%
Small capitalization stocks	4
International stocks	7
	30	30	-	50%	29%	39%	40%
Fixed income investments	70	50	-	70	69	60	59
Cash	—	0	-	5	2	1	1
	100%				100%	100%	100%
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

The assets of the Pension Plans by level within the fair value hierarchy are presented below.

	September 30, 2016
	Level 1	Level 2	Total
	(in millions)
Equity:
Large cap stocks:
Large cap growth funds	$—	$7.3	$7.3
Large cap index funds	—	38.2	38.2
Large cap value funds	—	7.2	7.2
Small cap stocks:
Small cap growth funds	—	15.1	15.1
International stocks:
Mutual funds	13.5	—	13.5
International funds	—	18.1	18.1
Total equity	13.5	85.9	99.4
Fixed income	—	233.3	233.3
Cash and cash equivalents	7.3	—	7.3
	$20.8	$319.2	$340.0

	September 30, 2015
	Level 1	Level 2	Total
	(in millions)
Equity:
Large cap stocks:
Large cap growth funds	$—	$32.7	$32.7
Large cap index funds	—	27.1	27.1
Large cap value funds	—	15.7	15.7
Small cap stocks:
Small cap growth funds	—	18.5	18.5
International stocks:
Mutual funds	42.1	—	42.1
International funds	—	13.9	13.9
Total equity	42.1	107.9	150.0
Fixed income	—	229.4	229.4
Cash and cash equivalents	4.0	—	4.0
	$46.1	$337.3	$383.4

Our estimated future pension benefit payments are presented below in millions.

2017	$32.6
2018	25.7
2019	25.6
2020	25.5
2021	25.4
2022-2026	122.9
Defined Contribution Retirement Plans-Certain of our employees participate in defined contribution 401(k) plans or similar non-U.S plans. We make matching contributions as a function of employee contributions. Matching contributions were $5.9 million, $6.2 million and $5.6 million during 2016, 2015 and 2014, respectively.

Note 9.	Capital Stock
Common stock share activity is presented below.

Shares outstanding at September 30, 2013	158,234,300
Vesting of restricted stock units, net of shares withheld for taxes	734,047
Exercise of stock options	587,964
Exercise of employee stock purchase plan instruments	204,360
Shares outstanding at September 30, 2014	159,760,671
Vesting of restricted stock units, net of shares withheld for taxes	541,839
Exercise of stock options	506,632
Exercise of employee stock purchase plan instruments	212,550
Stock repurchased under buyback program	(523,851)
Shares outstanding at September 30, 2015	160,497,841
Vesting of restricted stock units, net of shares withheld for taxes	370,138
Settlement of performance-based restricted stock units, net of shares withheld for taxes	335,998
Exercise of stock options	270,599
Exercise of employee stock purchase plan instruments	218,475
Shares outstanding at September 30, 2016	161,693,051

Note 10.	Stock-based Compensation Plans
The effect of stock-based compensation on our statements of operations is presented below.

	2016	2015	2014
	(in millions, except per share data)
Decrease in operating income	$9.1	$7.0	$13.2
Decrease in net income	5.8	4.4	8.1
Decrease in earnings per basic share	0.04	0.03	0.05
Decrease in earnings per diluted share	0.04	0.03	0.05
We excluded 867,065, 1,165,414 and 1,103,845 instruments from the calculation of diluted earnings per share for 2016, 2015 and 2014, respectively, because the effect of including them would have been antidilutive.
At September 30, 2016, there was approximately $4.6 million of unrecognized compensation expense related to stock-based awards not yet vested. We expect to recognize this expense over a weighted average life of approximately 1.3 years.

The Mueller Water Products, Inc. 2006 Stock Incentive Plan (“2006 Plan”) authorizes an aggregate of 20,500,000 shares of common stock that may be granted through the issuance of stock-based awards. Any awards canceled are available for reissuance. Generally, all of our employees and members of our board of directors are eligible to participate in the 2006 Plan. At September 30, 2016, 7,319,621 shares of common stock were available for future grants of awards under the 2006 Plan. This total assumes that the maximum number of shares will be earned for awards for which the final number of shares to be earned has not yet been determined.
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

	Restricted stock units	Weighted average grant date fair value per unit	Weighted average remaining contractual term (years)	Aggregate intrinsic value (millions)
Outstanding at September 30, 2013	1,925,340	$4.30	0.9
Granted	381,012	8.51
Vested	(1,099,591)	4.94		$9.4
Cancelled	—	—
Outstanding at September 30, 2014	1,206,761	5.04	0.7
Granted	459,659	9.70
Vested	(793,630)	3.99		7.7
Cancelled	—	—
Outstanding at September 30, 2015	872,790	8.45	0.8
Granted	360,255	9.33
Vested	(510,535)	7.94		4.7
Cancelled	(59,062)	8.23
Outstanding at September 30, 2016	663,448	$9.34	1.0
Performance Shares. Performance-based restricted stock units (“PRSUs”) represent a target number of units that may be paid out at the end of a multi-year award cycle consisting of annual performance periods coinciding with our fiscal years. As determined at the date of award, PRSUs may settle in cash-value equivalent of, or directly in, shares of our common stock. Settlement will range from zero to two times the number of PRSUs granted, depending on our financial performance against predetermined targets. The Compensation and Human Resources Committee of our board of directors (“Committee”) establishes performance goals within 90 days of the beginning of each performance period, with such date referred to as the “grant date”. At the end of each annual performance period, the Committee confirms performance against the applicable performance targets. PRSUs do not convey voting rights or earn dividends. PRSUs vest on the last day of an award cycle, unless vested sooner due to a “Change of Control” of the Company, or the death, disability or Retirement of a participant.
There were 243,992 cash-settled PRSUs awarded in the quarter ended December 31, 2012 that settled in the quarter ended December 31, 2014 for $4.0 million. Compensation expense for cash-settled PRSUs was recognized over the applicable performance periods based on the estimated performance factor and the closing price of our common stock at each balance sheet date.

We recognize compensation expense for stock-settled PRSUs starting on the first day of the applicable performance period and ending on the respective vesting dates. We base the recognized compensation expense upon the number of units awarded for each performance period, the closing price of our common stock on the grant date and the estimated performance factor. In 2016, we issued 542,212 shares to settle the PRSUs awarded November 27, 2012. Stock-settled PRSUs activity under the 2006 Plan is summarized below.

Award date	Settlement year	Performance period	Grant date per unit fair value	Units awarded	Units forfeited	Net units	Performance factor	Shares earned
November 27, 2012	2016	2013	$5.22	135,553	—	135,553	2.000	271,106
		2014	$8.52	135,553	—	135,553	2.000	271,106
		2015	$9.78	135,552	—	135,552	0.000	—
December 3, 2013	2017	2014	$8.52	90,841	(5,401)	85,440	2.000	170,880
		2015	$9.78	90,841	(5,401)	85,440	0.000	—
		2016	$9.38	90,849	(5,402)	85,447	1.021	87,241
December 2, 2014	2018	2015	$9.78	80,233	(7,318)	72,915	0.000	—
		2016	$9.38	80,229	(7,318)	72,911	1.021	74,442
		2017		80,229	(7,319)	72,910
December 1, 2015	2019	2016	$9.38	77,821	(3,997)	73,824	1.021	75,374
		2017		77,821	(3,997)	73,824
		2018		77,829	(3,999)	73,830
Stock Options. Stock options generally vest ratably over three years on each anniversary date of the original grant. Stock options granted since November 2007 also vest upon the Retirement of a participant. Compensation expense for stock options is recognized between the grant date and the vesting date (or the date on which a participant becomes Retirement-eligible, if sooner) on a straight-line basis for each tranche of each award. Stock option activity under the 2006 Plan is summarized below.

	Options	Weighted average exercise price per option	Weighted average remaining contractual term (years)	Aggregate intrinsic value (millions)
Outstanding at September 30, 2013	5,124,706	$6.22	5.9	$14.6
Granted	86,904	8.58
Exercised	(587,964)	4.61		—
Cancelled	(71,411)	12.92
Outstanding at September 30, 2014	4,552,235	6.37	5.0	13.6
Granted	97,119	9.97
Exercised	(506,632)	3.42		3.2
Cancelled	(150,056)	13.90
Outstanding at September 30, 2015	3,992,666	6.54	4.2	9.3
Granted	—	—
Exercised	(270,599)	6.83		0.8
Cancelled	(167,759)	17.82
Outstanding at September 30, 2016	3,554,308	$5.99	3.4	$23.8

Exercisable at September 30, 2016	3,471,004	$5.90	3.3	$23.5

Expected to vest after September 30, 2016	83,304	$9.54	8.0	$0.3

Stock option exercise prices are equal to the closing price of our common stock on the relevant grant date. The ranges of exercise prices for stock options outstanding at September 30, 2016 are summarized below.

Exercise price			Options	Weighted average exercise price	Weighted average remaining contractual term (years)	Exercisable options	Weighted average exercise price
$0.00	-	$4.99	1,343,036	$3.34	4.4	1,343,036	$3.34
$5.00	-	$9.99	1,644,230	6.03	3.4	1,560,926	5.84
$10.00	-	$14.99	440,984	11.31	1.0	440,984	11.31
$15.00	-	$20.99	126,058	15.09	0.2	126,058	15.09
			3,554,308	$5.99	3.4	3,471,004	$5.90
Compensation expense attributed to stock options is based on the fair value of the awards on their respective grant dates, as determined using a Black-Scholes model. The weighted average grant-date fair values of stock options granted and the weighted average assumptions used to determine these fair values are indicated below.

	2015	2014
Grant-date fair value	$5.93	$5.13
Risk-free interest rate	1.74%	2.44%
Dividend yield	0.80%	1.10%
Expected life (years)	8.0	8.0
Expected annual volatility	0.6199	0.6386
The risk-free interest rate is based on the U.S. Treasury zero-coupon yield in effect at the grant date with a term equal to the expected life. The expected dividend yield is based on our estimated annual dividend and stock price history at the grant date. The expected term represents the period of time the awards are expected to be outstanding.
Employee Stock Purchase Plan. The Mueller Water Products, Inc. 2006 Employee Stock Purchase Plan (“ESPP”) authorizes the sale of up to 5,800,000 shares of our common stock to employees. Generally, all full-time, active employees are eligible to participate in the ESPP, subject to certain restrictions. Employee purchases are funded through payroll deductions, and any excess payroll withholdings are returned to the employee. The price for shares purchased under the ESPP is 85% of the lower of the closing price on the first day or the last day of the offering period. At September 30, 2016, 3,051,778 shares were available for issuance under the ESPP.

Phantom Plan. Under the Mueller Water Products, Inc. Phantom Plan we adopted in 2012 (“Phantom Plan”), we have awarded “phantom shares” to certain non-officer employees. A phantom share settles in cash equal to the price of one share of our common stock on the vesting date. Phantom shares vest ratably over three years on each anniversary date of the original grant. We recognize compensation expense for phantom shares on a straight-line basis for each tranche of each award based on the closing price of our common stock at each balance sheet date. The outstanding phantom shares had a fair value of $12.55 per award at September 30, 2016 and our accrued liability for such awards was $4.1 million. Phantom Plan activity is summarized below.

	Phantom Plan units	Weighted average grant date fair value per unit	Weighted average remaining contractual term (years)	Aggregate intrinsic value (millions)
Outstanding at September 30, 2013	608,982	$4.03	1.0
Granted	304,815	8.52
Vested	(240,739)			$2.1
Cancelled	(29,770)	5.29
Outstanding at September 30, 2014	643,288	6.22	0.8
Granted	289,524	9.78
Vested	(317,409)			3.1
Cancelled	(56,525)	8.29
Outstanding at September 30, 2015	558,878	8.49	0.8
Granted	302,875	9.84
Vested	(270,822)			2.5
Cancelled	(56,905)	9.28
Outstanding at September 30, 2016	534,026	$9.60	0.9

Note 11.	Supplemental Balance Sheet Information
Selected supplemental balance sheet information is presented below.

	September 30,
	2016	2015
	(in millions)
Inventories:
Purchased components and raw material	$77.8	$77.8
Work in process	39.0	40.7
Finished goods	97.0	100.6
	$213.8	$219.1
Other current assets:
Maintenance and repair tooling	$5.1	$5.0
Income taxes	1.5	1.5
Other	10.2	7.2
	$16.8	$13.7
Property, plant and equipment:
Land	$9.8	$9.4
Buildings	81.7	79.3
Machinery and equipment	375.2	350.7
Construction in progress	20.6	20.1
	$487.3	$459.5
Accumulated depreciation	(332.2)	(310.6)
	$155.1	$148.9
Other current liabilities:
Compensation and benefits	$36.1	$30.5
Customer rebates	17.3	15.4
Taxes other than income taxes	4.1	4.0
Warranty	2.0	2.9
Environmental	5.0	1.9
Income taxes	4.6	0.8
Interest	0.5	0.5
Restructuring	0.7	0.1
Other	8.8	7.1
	$79.1	$63.2

Note 12.	Supplemental Statement of Operations Information
Selected supplemental statement of operations information is presented below.

	2016	2015	2014
	(in millions)
Included in selling, general and administrative expenses:
Research and development	$12.9	$14.9	$14.4
Advertising	$5.0	$5.2	$4.7
Interest expense, net:
Term Loan	$20.5	$17.5	$—
Deferred financing costs amortization	1.9	2.0	2.0
ABL Agreement	1.1	1.7	1.2
7.375% Senior Subordinated Notes	—	4.0	30.6
8.75% Senior Unsecured Notes	—	2.4	16.0
Other interest expense	0.5	0.3	0.2
	24.0	27.9	50.0
Interest income	(0.4)	(0.3)	(0.4)
	$23.6	$27.6	$49.6

Note 13.	Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss is presented below.

	Foreign currency translation	Minimum pension liability, net of tax	Derivative instruments, net of tax	Total
	(in millions)
Balance at September 30, 2015	$(6.3)	$(59.4)	$(1.6)	$(67.3)
Other comprehensive income (loss) before reclassifications	0.2	(10.6)	(2.9)
Amounts reclassified out of accumulated other comprehensive loss	—	12.3	—
Other comprehensive income (loss)	0.2	1.7	(2.9)	(1.0)
Balance at September 30, 2016	$(6.1)	$(57.7)	$(4.5)	$(68.3)

Note 14.	Supplemental Cash Flow Information
Supplemental cash flow information is presented below.

	September 30,
	2016	2015	2014
	(in millions)
Cash paid, net:
Interest	$21.1	$36.8	$48.7
Income taxes	$36.9	$13.3	$2.6

Note 15.	Segment Information
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
Segment results are not reflective of their results on a stand-alone basis. Intersegment sales and transfers are made at selling prices generally intended to cover costs. Mueller Co. personnel provide certain administrative services, including management of accounts payable and accounts receivable, without any allocation of cost to Mueller Technologies. We do not believe the costs of such administrative services are material to the segments’ results. The determination of segment results excludes certain corporate expenses designated as Corporate because they are not directly attributable to segment operations. Interest expense, loss on early extinguishment of debt and income taxes are not allocated to the segments. Corporate expenses include those costs incurred by our corporate function, such as accounting, treasury, risk management, human resources, legal, tax and other administrative functions and also costs associated with assets and liabilities retained following the sale of U.S. Pipe. Corporate assets principally consist of cash and assets related to the sale of U.S. Pipe. Segment assets consist primarily of receivables, inventories, property, plant and equipment, intangible assets and other noncurrent assets.
Geographical area information is presented below.

	United States	Canada	Other	Total
	(in millions)
Net sales:
2016	$1,020.7	$73.8	$44.4	$1,138.9
2015	1,037.7	82.7	44.1	1,164.5
2014	1,040.6	101.1	43.0	1,184.7
Property, plant and equipment, net:
September 30, 2016	$149.3	$2.5	$3.3	$155.1
September 30, 2015	142.9	2.7	3.3	148.9
Net sales in Canada declined in 2015 compared with 2014 due primarily to the sale of Mueller Co.’s municipal castings business in December 2014.
Approximately 43% of our 2016 gross sales were to our 10 largest customers, and approximately 28% of our 2016 gross sales were to our two largest customers, Ferguson Enterprises, Inc. (“Ferguson Enterprises”) and HD Supply, Inc. (“HD Supply”). Sales to Ferguson Enterprises comprised approximately 15%, 13% and 13% of our total gross sales during 2016, 2015 and 2014, respectively. In 2016, Ferguson Enterprises accounted for approximately 17%, 9% and 17% of gross sales for Mueller Co., Anvil and Mueller Technologies, respectively. Receivables from Ferguson Enterprises totaled $30.7 million and $28.2 million at September 30, 2016 and 2015, respectively. Sales to HD Supply comprised approximately 13%, 12% and 11% of our total gross sales during 2016, 2015, and 2014, respectively. In 2016, HD Supply accounted for approximately 18% and 6% of gross sales for Mueller Co. and Anvil, respectively. Receivables from HD Supply totaled $27.6 million and $17.4 million at September 30, 2016 and 2015, respectively.

Summarized financial information for our segments is presented below.

	Mueller Co.	Anvil	Mueller Technologies	Corporate	Total
	(in millions)
Net sales, excluding intercompany:
2016	$715.7	$338.3	$84.9	$—	$1,138.9
2015	702.2	371.1	91.2	—	1,164.5
2014	679.1	401.4	104.2	—	1,184.7
Intercompany sales:
2016	$5.8	$0.1	$—	$—	$5.9
2015	7.2	0.1	—	—	7.3
2014	6.7	0.1	—	—	6.8
Operating income (loss):
2016	$159.3	$26.8	$(11.1)	$(54.4)	$120.6
2015	136.9	30.0	(12.9)	(44.4)	109.6
2014	126.7	41.3	(4.4)	(39.5)	124.1
Depreciation and amortization:
2016	$34.2	$13.1	$4.8	$0.5	$52.6
2015	38.8	14.7	4.2	0.4	58.1
2014	38.0	14.2	4.1	0.4	56.7
Total pension settlement, loss on Walter receivable and other charges:
2016	$3.0	$2.3	$0.9	$18.7	$24.9
2015	8.4	0.7	0.1	12.1	21.3
2014	2.1	0.9	0.1	—	3.1
Capital expenditures:
2016	$24.3	$7.9	$7.0	$0.2	$39.4
2015	20.5	10.3	6.5	0.2	37.5
2014	18.8	11.6	6.1	0.4	36.9
Total assets:
September 30, 2016	$750.4	$243.5	$86.1	$200.6	$1,280.6
September 30, 2015	757.7	255.3	77.2	139.6	1,229.8
Intangible assets, net:
September 30, 2016	$416.9	$51.4	$17.7	$—	$486.0
September 30, 2015	435.5	54.5	17.3	—	507.3
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
The purchaser of U.S. Pipe has been identified as a “potentially responsible party” (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) in connection with a former manufacturing facility operated by U.S. Pipe that was in the vicinity of a proposed Superfund site located in North Birmingham, Alabama. Under the terms of the acquisition agreement relating to our sale of U.S. Pipe, we agreed to indemnify the purchaser for certain environmental liabilities, including those arising out of the former manufacturing site in North Birmingham. Accordingly, the purchaser tendered the matter to us for indemnification, which we accepted. Ultimate liability for the site will depend on many factors that have not yet been determined, including the determination of EPA’s remediation costs, the number and financial viability of the other PRPs (there are four other PRPs currently) and the determination of the final allocation of the costs among the PRPs, if any. Accordingly, because the amount of such costs cannot be reasonably estimated at this time, no amounts had been accrued for this matter at September 30, 2016.
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
According to Walter Energy's quarterly report on Form 10-Q filed with the SEC on November 5, 2015 (“Walter November 2015 Filing”), at September 30, 2015, a dispute exists with the IRS regarding federal income taxes for years 1980 to 1994 and 1999 to 2001 allegedly owed by the Walter Energy consolidated group, which included U.S. Pipe during these periods. As a matter of law, we are jointly and severally liable for any final tax determination, which means we would be liable in the event Walter Energy is unable to pay any amounts owed. According to the Walter November 2015 Filing, Walter Energy had $33.0 million of accruals for unrecognized tax benefits on the matters subject to disposition. In the Walter November 2015 Filing, Walter Energy stated that it believed that it had sufficient accruals to address any claims, including interest and penalties, and did not believe that any potential difference between the final settlements and the amounts accrued would have a material effect on Walter Energy's financial position, but such potential difference could be material to results of its operations in a future reporting period.

Walter Energy filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in July 2015, which is pending before the Bankruptcy Court for the Northern District of Alabama (“Bankruptcy Case”). We continue to monitor the progress of the Bankruptcy Case to determine whether we could be liable for all or a portion for all or a portion of this federal income tax liability if it is incurred, and not discharged, for any period during which we were included in the Walter Energy consolidated group.
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
According to a current report on Form 8-K filed by Walter Energy with the SEC on April 1, 2016 (“Walter April 2016 Filing”), on March 31, 2016, Walter Energy closed on the sale of substantially all of Walter Energy’s Alabama assets pursuant to the provisions of Sections 105, 363 and 365 of the Bankruptcy Code. The Walter April 2016 Filing further stated that Walter Energy would have no further material business operations after April 1, 2016 and Walter Energy was evaluating its options with respect to the wind down of its remaining assets. The asset sale did not impact the IRS’ proof of claim filed in the Bankruptcy Case and the proof of claim, as well as the alleged tax liability thereunder, remain unresolved.
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
In accordance with the income tax allocation agreement entered into in connection with our spin-off from Walter Energy, Walter Energy used certain tax assets of one of our predecessors in its calendar 2006 tax return for which payment to us is required. The income tax allocation agreement only requires Walter Energy to make the payment upon realization of this tax benefit by receiving a refund or otherwise offsetting taxes due. Walter Energy currently owes us $11.6 million that is payable pending completion of an IRS audit of Walter Energy’s 2006 tax year and the related refund of tax from that year. As a result of the aforementioned Chapter 11 petition, we wrote off this receivable during the quarter ended September 30, 2015.
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

Other Matters. At September 30, 2016, Anvil was in a dispute with Victaulic Company (“Victaulic”) regarding two patents held by Victaulic, U.S. Patent 7,086,131 (the “131 Patent”) and U.S. Patent 7,712,796 (the “796 Patent” and collectively with the 131 Patent, the “U.S. Patents”), which Anvil believed were invalid.  The U.S. Patents potentially related to a coupling product currently manufactured and marketed by Anvil.  During the course of this dispute, Anvil filed multiple reexamination requests with the U.S. Patent and Trademark Office (the “PTO”) regarding the U.S. Patents, and the PTO granted the requests.  Although the PTO examiner initially invalidated most of the claims of the 796 Patent, the PTO examiner affirmed the validity of the 796 Patent in September 2014.  In April 2015, the PTO examiner invalidated the original claim of the 131 Patent but found several claims added during reexamination that appear substantially similar to those included in the 796 Patent patentable. The PTO examiners’ decisions with respect to the U.S. Patents were appealed to the Patent Trial and Appeal Board by Anvil and Victaulic. In July 2016, the Patent Trial and Appeal Board rejected as unpatentable all claims of the 131 Patent. Relatedly, at September 30, 2016, Anvil and Victaulic were also engaged in lawsuits with respect to these patent matters in the U.S. District Court for the Northern District of Georgia and in the Federal Court of Toronto, Ontario, Canada. In October 2016, we entered into a settlement and license agreement with Victaulic, which amicably resolved all of these lawsuits and patent matters.
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
Operating Leases. We maintain operating leases primarily for equipment and facilities. Rent expense was $10.2 million, $10.4 million and $9.3 million for 2016, 2015 and 2014, respectively. Future minimum payments under non-cancellable operating leases are $7.1 million, $4.8 million, $3.3 million, $2.1 million and $2.0 million during 2017, 2018, 2019, 2020 and 2021, respectively. Total minimum payments due beyond 2021 are $5.1 million.

Note 17.	Subsequent Events
On October 26, 2016, our board of directors declared a dividend of $0.03 per share on our common stock, payable on or about November 21, 2016 to stockholders of record at the close of business on November 10, 2016.

Note 18.	Quarterly Consolidated Financial Information (Unaudited)

	Quarter
	Fourth	Third	Second	First
	(in millions, except per share amounts)
2016
Net sales	$302.5	$310.1	$283.6	$242.7
Gross profit	103.6	107.1	84.9	68.7
Operating income	46.7	29.7	29.3	14.9
Net income	26.5	15.5	15.7	6.2

Net income per share(1)
Basic	0.16	0.10	0.10	0.04
Diluted	0.16	0.09	0.10	0.04

2015
Net sales	$311.4	$301.0	$290.3	$261.8
Gross profit	97.7	96.2	82.1	71.3
Operating income	44.4	31.5	25.6	8.1
Net income (loss)	22.3	16.5	12.3	(20.2)

Net income (loss) per share (1):
Basic	0.14	0.10	0.08	(0.13)
Diluted	0.14	0.10	0.08	(0.13)

(1)	The sum of the quarterly amounts may not equal the full year amount due to rounding.