Form 10-Q
period 2016-12-31
Mueller Water Products, Inc.
filed 2017-02-08
CIK 1350593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2016
☐                       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
There were 162,262,651 shares of common stock of the registrant outstanding at January 31, 2017.

PART I

Item 1.	FINANCIAL STATEMENTS
MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 31,	September 30,
	2016	2016
	(in millions, except share amounts)
Assets:
Cash and cash equivalents	$172.3	$195.0
Receivables, net	104.2	131.8
Inventories	142.7	130.7
Other current assets	13.6	12.7
Current assets held for sale	233.9	142.1
Total current assets	666.7	612.3
Property, plant and equipment, net	106.8	108.4
Intangible assets	429.8	434.6
Other noncurrent assets	25.1	25.4
Noncurrent assets held for sale	—	99.9
Total assets	$1,228.4	$1,280.6

Liabilities and equity:
Current portion of long-term debt	$5.6	$5.6
Accounts payable	45.4	73.7
Other current liabilities	40.2	61.7
Current liabilities held for sale	44.5	44.8
Total current liabilities	135.7	185.8
Long-term debt	478.0	478.8
Deferred income taxes	111.4	109.9
Other noncurrent liabilities	80.0	85.8
Noncurrent liabilities held for sale	—	0.8
Total liabilities	805.1	861.1

Commitments and contingencies (Note 11)

Common stock: 600,000,000 shares authorized; 162,065,657 and 161,693,051 shares outstanding at December 31, 2016 and September 30, 2016, respectively	1.6	1.6
Additional paid-in capital	1,559.0	1,563.9
Accumulated deficit	(1,072.2)	(1,078.9)
Accumulated other comprehensive loss	(66.3)	(68.3)
Total Company stockholders’ equity	422.1	418.3
Noncontrolling interest	1.2	1.2
Total equity	423.3	419.5
Total liabilities and equity	$1,228.4	$1,280.6

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended
	December 31,
	2016	2015
	(in millions, except per share amounts)
Net sales	$167.2	$163.1
Cost of sales	115.5	115.5
Gross profit	51.7	47.6
Operating expenses:
Selling, general and administrative	36.5	35.4
Other charges	1.3	0.8
Total operating expenses	37.8	36.2
Operating income	13.9	11.4
Interest expense, net	6.4	6.1
Income before income taxes	7.5	5.3
Income tax expense	2.1	1.3
Income from continuing operations	5.4	4.0
Income from discontinued operations	1.3	2.2
Net income	$6.7	$6.2

Net income per basic share:
Continuing operations	$0.03	$0.02
Discontinued operations	0.01	0.02
Net income	$0.04	$0.04

Net income per diluted share:
Continuing operations	$0.03	$0.02
Discontinued operations	0.01	0.02
Net income	$0.04	$0.04

Weighted average shares outstanding:
Basic	161.8	160.8
Diluted	164.6	163.2

Dividends declared per share	$0.03	$0.02

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended
	December 31,
	2016	2015
	(in millions)
Net income	$6.7	$6.2
Other comprehensive income (loss):
Minimum pension liability	1.0	(4.2)
Income tax effects	(0.4)	1.6
Foreign currency translation	(1.5)	(1.5)
Derivative fair value change	4.7	0.7
Income tax effects	(1.8)	(0.3)
	2.0	(3.7)
Comprehensive income	$8.7	$2.5

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF EQUITY THREE MONTHS ENDED DECEMBER 31, 2016 (UNAUDITED)

	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Non-controlling interest	Total
	(in millions)
Balance at September 30, 2016	$1.6	$1,563.9	$(1,078.9)	$(68.3)	$1.2	$419.5
Net income	—	—	6.7	—	—	6.7
Dividends declared	—	(4.8)	—	—	—	(4.8)
Shares retained for employee taxes	—	(2.5)	—	—	—	(2.5)
Stock-based compensation	—	2.0	—	—	—	2.0
Stock issued under stock compensation plans	—	0.4	—	—	—	0.4
Other comprehensive income, net of tax	—	—	—	2.0	—	2.0
Balance at December 31, 2016	$1.6	$1,559.0	$(1,072.2)	$(66.3)	$1.2	$423.3

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended
	December 31,
	2016	2015
	(in millions)
Operating activities:
Net income	$6.7	$6.2
Less income from discontinued operations	1.3	2.2
Income from continuing operations	5.4	4.0
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Depreciation	4.9	4.4
Amortization	5.4	5.2
Stock-based compensation	1.8	1.1
Retirement plans	0.8	1.2
Deferred income taxes	(2.1)	(0.2)
Other, net	0.3	0.6
Changes in assets and liabilities:
Receivables	27.4	21.9
Inventories	(12.2)	(8.1)
Other assets	(0.8)	(2.1)
Liabilities	(50.8)	(36.3)
Net cash used in operating activities	(19.9)	(8.3)
Investing activities:
Capital expenditures	(4.2)	(4.7)
Net cash used in investing activities	(4.2)	(4.7)
Financing activities:
Dividends	(4.8)	(3.2)
Employee taxes related to stock-based compensation	(2.5)	(2.9)
Repayments of debt	(1.3)	(1.3)
Excess tax benefit on stock-based compensation	—	0.7
Issuance of common stock	0.4	0.4
Other	0.1	2.1
Net cash used in financing activities	(8.1)	(4.2)
Net cash flows from discontinued operations:
Operating activities	12.4	10.8
Investing activities	(2.1)	(1.6)
Financing activities	(0.1)	0.1
Net cash provided by discontinued operations	10.2	9.3
Effect of currency exchange rate changes on cash	(0.7)	(0.7)
Net change in cash and cash equivalents	(22.7)	(8.6)
Cash and cash equivalents at beginning of period	195.0	113.1
Cash and cash equivalents at end of period	$172.3	$104.5

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

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
On January 6, 2017, we sold our former Anvil segment. Anvil's results of operations have been reclassified as discontinued operations, and its assets and liabilities reclassified as held for sale, for all periods presented.
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
Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which require us to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses and the disclosure of contingent assets and liabilities for the reporting periods. Actual results could differ from those estimates. All significant intercompany balances and transactions have been eliminated. In our opinion, all normal and recurring adjustments that we consider necessary for a fair financial statement presentation have been made. Certain reclassifications have been made to previously reported amounts to conform to the current presentation. The condensed consolidated balance sheet data at September 30, 2016 was derived from audited financial statements, but does not include all disclosures required by GAAP.

Note 2.	Discontinued Operations, Assets Held for Sale and Divestitures
On January 6, 2017, we sold our former Anvil segment to affiliates of One Equity Partners for an initial purchase price of $315 million, subject to adjustments. At closing, we received proceeds of $306.9 million in cash, subject to further adjustments, and the agreement by the purchaser to reimburse us for expenditures to settle certain previously existing liabilities estimated at $1.8 million at December 31, 2016. We believe there may be additional purchase price adjustments related to net working capital, but we cannot estimate the amount of such adjustments at this time. Subject to resolution of these adjustments, we expect to record a pre-tax gain of approximately $110 million.
The table below presents a summary of the operating results for the Anvil discontinued operations. These operating results do not reflect what they would have been had Anvil not been classified as discontinued operations.

	Three months ended
	December 31,
	2016	2015
	(in millions)
Net sales	$83.1	$79.6
Cost of sales	62.8	58.5
Gross profit	20.3	21.1
Operating expenses:
Selling, general and administrative	18.3	17.5
Other charges	0.2	0.1
Total operating expenses	18.5	17.6
Operating income	1.8	3.5
Income tax expense	0.5	1.3
Income from discontinued operations	$1.3	$2.2

The table below presents the components of the balance sheet accounts classified as assets and liabilities held for sale and the related net deferred tax liability.

	December 31,	September 30,
	2016	2016
	(in millions)
Assets:
Receivables, net	$52.2	$54.9
Inventories	77.5	83.1
Other current assets	4.8	4.1
Total current assets held for sale		142.1

Property, plant and equipment, net	45.3	46.7
Intangible assets	50.6	51.4
Other noncurrent assets	3.5	1.8
Total noncurrent assets held for sale		99.9
Total assets held for sale	$233.9	$242.0

Liabilities:
Current portion of long-term debt	$0.3	$0.3
Accounts payable	20.7	27.1
Other current liabilities	22.8	17.4
Total current liabilities held for sale		44.8

Long-term debt	0.3	0.4
Other noncurrent liabilities	0.4	0.4
Total noncurrent liabilities held for sale		0.8
Total liabilities held for sale	$44.5	$45.6

Net deferred tax liability associated with discontinued operations	$14.7	$13.0

Note 3.	Income Taxes
At December 31, 2016 and September 30, 2016, the gross liabilities for unrecognized income tax benefits were $2.8 million and $2.8 million, respectively.
The reconciliation between the U.S. federal statutory income tax rate and the effective tax rate is presented below.

	Three months ended
	December 31,
	2016	2015
U.S. federal statutory income tax rate	35.0%	35.0%
Adjustments to reconcile to the effective tax rate:
State income taxes, net of federal benefit	3.9	4.3
Tax benefits from stock compensation	(7.6)	—
U.S. manufacturing deduction	(3.3)	(3.2)
Tax credits	(0.8)	(11.2)
Other	0.8	(0.4)
Effective income tax rate	28.0%	24.5%

Note 4.	Borrowing Arrangements
The components of our long-term debt are presented below.

	December 31,	September 30,
	2016	2016
	(in millions)
ABL Agreement	$—	$—
Term Loan	488.3	489.4
Other	1.3	1.3
	489.6	490.7
Less deferred financing costs	6.0	6.3
Less current portion	5.6	5.6
Long-term debt	$478.0	$478.8
ABL Agreement. At December 31, 2016, our asset based lending agreement (“ABL Agreement”) consisted of a revolving credit facility for up to $225 million of revolving credit borrowings, swing line loans and letters of credit. The ABL Agreement permits us to increase the size of the credit facility by an additional $150 million in certain circumstances subject to adequate borrowing base availability. We may borrow up to $25 million through swing line loans and may have up to $60 million of letters of credit outstanding.
Borrowings under the ABL Agreement bear interest at a floating rate equal to LIBOR, plus a margin ranging from 125 to 150 basis points, or a base rate, as defined in the ABL Agreement, plus a margin ranging from 25 to 50 basis points. At December 31, 2016, the applicable rate was LIBOR plus 125 basis points.
The ABL Agreement terminates on July 13, 2021. We pay a commitment fee for any unused borrowing capacity under the ABL Agreement of 25 basis points per annum. Our obligations under the ABL Agreement are secured by a first-priority perfected lien on all of our U.S. receivables and inventories, certain cash and other supporting obligations. Borrowings are not subject to any financial maintenance covenants unless excess availability is less than the greater of $17.5 million and 10% of the Loan Cap as defined in the ABL Agreement. Excess availability based on December 31, 2016 data, excluding Anvil and as reduced by outstanding letters of credit, swap contract liabilities and accrued fees and expenses of $25.2 million, was $91.5 million.
Term Loan. On November 25, 2014, we entered into a $500.0 million senior secured term loan (“Term Loan”). The proceeds from the Term Loan, along with other cash, were used to prepay our 7.375% Senior Subordinated Notes and 8.75% Senior Unsecured Notes and to satisfy and discharge our obligations under the respective indentures.
The Term Loan accrues interest at a floating rate equal to LIBOR, subject to a floor of 0.75%, plus 325 basis points. At December 31, 2016, the weighted-average effective interest rate was 4.88%. We may voluntarily repay amounts borrowed under the Term Loan at any time. The principal amount of the Term Loan is required to be repaid in quarterly installments of $1.25 million, with any remaining principal due on November 25, 2021. The Term Loan is guaranteed by substantially all of our U.S. subsidiaries and is secured by essentially all of our assets, although the ABL Agreement has a senior claim on certain collateral securing borrowings thereunder. The Term Loan is reported net of unamortized discount, which was $1.7 million at December 31, 2016. Based on quoted market prices, the outstanding Term Loan had a fair value of $496.1 million at December 31, 2016.
The Term Loan contains affirmative and negative operating covenants applicable to us and our restricted subsidiaries. We believe we were compliant with these covenants at December 31, 2016 and expect to remain in compliance through December 31, 2017.

Note 5.	Derivative Financial Instruments
We are exposed to interest rate risk that we manage to some extent using derivative instruments. Under our April 2015 interest rate swap contracts, we receive interest calculated using 3-month LIBOR, subject to a floor of 0.75%, and pay fixed interest at 2.341%, on an aggregate notional amount of $150.0 million. These swap contracts effectively fix the cash interest rate on $150.0 million of our borrowings under the Term Loan at 5.591% from September 30, 2016 through September 30, 2021.
We have designated our interest rate swap contracts as cash flow hedges of our future interest payments and elected to apply the “shortcut” method of assessing hedge effectiveness. As a result, the gains and losses on the swap contracts are reported as a component of other comprehensive loss and are reclassified into interest expense as the related interest payments are made. During the quarter ended December 31, 2016, we included $0.6 million of such interest expense in income from continuing operations.
The fair values of the swap contracts are presented below.

	December 31,	September 30,
	2016	2016
	(in millions)
Other current liabilities	$1.9	$2.0
Other noncurrent liabilities	0.7	5.3
	$2.6	$7.3
The fair values and the classification of the fair values between current and noncurrent portions are based on calculated cash flows using publicly available interest rate forward rate yield curve information, but amounts due at the actual settlement dates are dependent on actual rates in effect at the settlement dates and may differ significantly from amounts shown above.

Note 6.	Retirement Plans
The components of net periodic benefit cost for our pension plans are presented below.

	Three months ended
	December 31,
	2016	2015
	(in millions)
Service cost	$0.5	$0.4
Interest cost	3.6	5.1
Expected return on plan assets	(4.3)	(5.1)
Amortization of actuarial net loss	1.0	0.8
Net periodic benefit cost	$0.8	$1.2
The amortization of actuarial losses, net of tax, is recorded as a component of other comprehensive loss.

Note 7.	Stock-based Compensation Plans
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
The stock-settled PRSUs awarded in 2014 settled in the quarter ended December 31, 2016 with an issuance of 263,410 shares of our common stock. This settlement reflected payouts of 1.021 times target for the 2016 performance period, zero times target for the 2015 performance period and two times target for the 2014 performance period.

We awarded 177,861 stock-settled PRSUs in the quarter ended December 31, 2016 that will settle in three years.
In addition to the PRSU activity, 255,414 restricted stock units vested during the quarter ended December 31, 2016.
We have granted cash-settled Phantom Plan instruments under the Mueller Water Products, Inc. Phantom Plan (“Phantom Plan”). At December 31, 2016, the outstanding Phantom Plan instruments had a fair value of $13.31 per instrument and our liability for Phantom Plan instruments was $1.5 million.
We granted stock-based compensation awards under the 2006 Stock Plan, the Mueller Water Products, Inc. 2006 Employee Stock Purchase Plan and the Phantom Plan during the three months ended December 31, 2016 as follows.

	Number granted	Weighted average grant date fair value per instrument	Total grant date fair value (in millions)
Restricted stock units	177,861	$13.26	$2.4
Employee stock purchase plan instruments	39,231	2.34	0.1
Phantom Plan awards	187,115	13.26	2.5
PRSUs: 2017 award	59,285	13.26	0.8
2016 award	73,826	13.26	1.0
2015 award	68,556	13.26	0.9
			$7.7
Income from continuing operations included stock-based compensation expense of $2.7 million and $1.9 million during the three months ended December 31, 2016 and 2015, respectively. At December 31, 2016, there was approximately $13.6 million of unrecognized compensation expense related to stock-based compensation arrangements, and 192,402 PRSUs that have been awarded for the 2018 and 2019 performance periods, for which performance goals have not been set.
We excluded 323,010 and 1,042,254 of stock-based compensation instruments from the calculations of diluted earnings per share for the quarters ended December 31, 2016 and 2015, respectively, since their inclusion would have been antidilutive.

Note 8.	Supplemental Balance Sheet Information
Selected supplemental balance sheet information is presented below.

	December 31,	September 30,
	2016	2016
	(in millions)
Inventories:
Purchased components and raw material	$65.3	$67.0
Work in process	38.0	31.4
Finished goods	39.4	32.3
	$142.7	$130.7
Property, plant and equipment:
Land	$5.7	$5.7
Buildings	50.9	50.6
Machinery and equipment	250.9	248.3
Construction in progress	14.6	14.8
	322.1	319.4
Accumulated depreciation	(215.3)	(211.0)
	$106.8	$108.4
Other current liabilities:
Compensation and benefits	$18.7	$32.7
Customer rebates	7.0	8.3
Taxes other than income taxes	2.5	3.0
Warranty	2.1	2.0
Income taxes	2.7	4.6
Environmental	4.1	5.0
Interest	0.6	0.5
Other	2.5	5.6
	$40.2	$61.7

Note 9.	Segment Information
Summarized financial information for our segments is presented below.

	Three months ended
	December 31,
	2016	2015
	(in millions)
Net sales, excluding intercompany:
Mueller Co.	$146.3	$144.7
Mueller Technologies	20.9	18.4
	$167.2	$163.1
Intercompany sales:
Mueller Co.	$1.1	$1.6
Mueller Technologies	—	—
	$1.1	$1.6
Operating income (loss):
Mueller Co.	$26.1	$23.8
Mueller Technologies	(2.2)	(3.8)
Corporate	(10.0)	(8.6)
	$13.9	$11.4
Depreciation and amortization:
Mueller Co.	$9.0	$8.4
Mueller Technologies	1.2	1.1
Corporate	0.1	0.1
	$10.3	$9.6
Other charges:
Mueller Co.	$0.1	$0.2
Mueller Technologies	—	0.5
Corporate	1.2	0.1
	$1.3	$0.8
Capital expenditures:
Mueller Co.	$3.0	$3.6
Mueller Technologies	1.1	1.0
Corporate	0.1	0.1
	$4.2	$4.7

Note 10.	Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss is presented below.

	Minimum pension liability, net of tax	Foreign currency translation	Derivative instruments, net of tax	Total

Balance at September 30, 2016	$(57.7)	$(6.1)	$(4.5)	$(68.3)
Current period other comprehensive income (loss)	0.6	(1.5)	2.9	2.0
Balance at December 31, 2016	$(57.1)	$(7.6)	$(1.6)	$(66.3)

Note 11.	Commitments and Contingencies
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
The purchaser of U.S. Pipe has been identified as a “potentially responsible party” (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA” which is sometimes referred to as “Superfund”) in connection with a former manufacturing facility operated by U.S. Pipe that was in the vicinity of a proposed Superfund site located in North Birmingham, Alabama.  Under the terms of the acquisition agreement relating to our sale of U.S. Pipe, we agreed to indemnify the purchaser for certain environmental liabilities, including those arising out of the former manufacturing site located in North Birmingham.  Accordingly, the purchaser tendered the matter to us for indemnification, which we accepted.  Ultimate liability for the site will depend on many factors that have not yet been determined, including the determination of whether the site will be added to the National Priorities List and designated as a “Superfund site,” EPA’s remediation costs, the number and financial viability of the other PRPs (there are four other PRPs currently) and the determination of the final allocation of the costs among the PRPs, if any.  Accordingly, because the amount of such costs cannot be reasonably estimated at this time, no amounts were accrued for this matter at December 31, 2016.
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
In July 2015, Walter Energy filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code before the Bankruptcy Court for the Northern District of Alabama (“Chapter 11 Case”). We have been monitoring the progress of the Chapter 11 Case to determine whether we could be liable for all or a portion of this federal income tax liability if it is incurred, and not discharged, for any period during which we were included in the Walter Energy consolidated group.
On January 11, 2016, the IRS filed a proof of claim (“Proof of Claim”) in the Chapter 11 Case, alleging that Walter Energy owes amounts for prior taxable periods (specifically, 1983-1994, 2000-2002 and 2005) in an aggregate amount of $554.3 million ($229.1 million of which the IRS claims is entitled to priority status in the Chapter 11 Case). The IRS asserts that its claim is based on an alleged settlement of Walter Energy’s tax liability for the 1983-1995 taxable periods in connection with Walter Energy’s prior bankruptcy proceeding in the United States Bankruptcy Court for the Middle District of Florida. In the Proof of Claim, the IRS included an alternative calculation in the event the alleged settlement of the prior bankruptcy court is found to be non-binding, which provides for a claim by the IRS in an aggregate amount of $860.4 million ($535.3 million of which the IRS claims is entitled to priority status in the Chapter 11 Case).
According to a current report of Form 8-K filed by Walter Energy with the SEC on April 1, 2016 (“Walter April 2016 Filing”), on March 31, 2016, Walter Energy closed on the sale of substantially all of Walter Energy's Alabama assets pursuant to the provisions of Sections 105, 363 and 365 of the U.S. Bankruptcy Code. The Walter April 2016 Filing further stated that Walter Energy would have no further material business operations after April 1, 2016 and Walter Energy was evaluating its options with respect to the wind-down of its remaining assets. The asset sale did not impact the Proof of Claim, and the Proof of Claim and the alleged tax liability thereunder remain unresolved.
On February 2, 2017, at the request of Walter Energy, the Bankruptcy Court for the Norther District of Alabama signed an order converting the Chapter 11 Case to a liquidation proceeding under Chapter 7 of the U.S. Bankruptcy Code, pursuant to which Walter Energy will be wound-down and liquidated (“Chapter 7 Case”). In its objection contesting such conversion, the IRS indicated its intent to pursue collection of amounts included in the Proof of Claim from former members of the Walter Energy consolidated group.
We cannot predict whether or to what extent we may become liable for the tax-related amounts of the Walter Energy consolidated group asserted in the Proof of Claim, in part, because: (i) the amounts owed by the Walter Energy consolidated group for certain of the taxable periods from 1980 through 2006 remain unresolved and (ii) it is unclear what priority, if any, the IRS will receive in the Chapter 7 Case with respect to its claims against Walter Energy. We intend to vigorously assert any and all available defenses against any liability we may have as a member of the Walter Energy consolidated group. However, we cannot currently estimate our liability, if any, relating to the tax-related liabilities of Walter Energy’s consolidated tax group for tax years prior to 2007, and such liability could have a material adverse effect on our business, financial condition, liquidity or results of operations.
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
On January 5, 2017, our board of directors declared a dividend of $0.04 per share on our common stock, payable on or about February 21, 2017 to stockholders of record at the close of business on February 10, 2017.
On January 6, 2017, we sold our former Anvil segment, as discussed in Note 2.
On January 30, 2017, we signed an agreement to acquire Singer Valve, a manufacturer of automatic control valves.  The transaction is expected to close during our second quarter for a cash purchase price of approximately $26 million. Singer had net sales of approximately $15 million in calendar 2016 and will be included in our Mueller Co. segment.
On February 6, 2017, we entered into an accelerated share repurchase agreement with Bank of America, N.A. (“Bank of America”) to repurchase $50 million of our outstanding common stock. On February 7, 2017, we paid $50 million to Bank of America, for which we received an initial delivery of approximately 2.9 million shares of our common stock. The total number of shares out common stock repurchased pursuant to the agreement will be based generally on the average of the daily volume-weighted average prices of our common stock, less a fixed discount, over the term of the agreement. At final settlement, Bank of America may be required to deliver additional shares of common stock, or under certain circumstances, we may be required to deliver shares of common stock or to make a cash payment, at our election, to Bank of America. The terms of the accelerated share repurchase agreement are subject to certain customary adjustments.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto that appear elsewhere in this report. This report contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements that address activities, events or developments that we intend, expect, plan, project, believe or anticipate will or may occur in the future are forward-looking statements. Forward-looking statements are based on certain assumptions and assessments made by us in light of our experience and perception of historical trends, current conditions and expected future developments. Actual results and the timing of events may differ materially from those contemplated by the forward-looking statements due to a number of factors, including regional, national or global political, economic, business, competitive, market and regulatory conditions and the other factors described under the section entitled “RISK FACTORS” in Item 1A. of our annual report on Form 10-K for the year ended September 30, 2016 (“Annual Report”). Undue reliance should not be placed on any forward-looking statements. The Company does not have any intention or obligation to update forward-looking statements, except as required by law.
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
On January 6, 2017, we sold our former Anvil segment. Anvil's results of operations have been reclassified as discontinued operations, and its assets and liabilities reclassified as held for sale, for all periods presented.
Business
We expect our two primary end markets, repair and replacement of water infrastructure driven by municipal spending and new water infrastructure installation driven by residential construction to grow in 2017. We expect the residential construction market to grow faster than municipal spending.
Mueller Co.
We estimate approximately 60% of Mueller Co.’s 2016 net sales were for repair and replacement directly related to municipal water infrastructure spending, approximately 30% were related to residential construction activity and approximately 10% were related to natural gas utilities. We continue to expect municipal spending and residential construction activity to grow through fiscal 2017. However, we also believe that the new Administration’s promises to increase funding for infrastructure has impacted the timing of municipal spending in some parts of the country.
Mueller Co. announced price increases on valves and hydrants effective in February for its U.S. and Canadian markets. We believe that customers in the U.S. will accelerate some orders prior to the effective date of the price increase, and that this acceleration will be similar to that of the prior year period. With this in mind, we expect Mueller Co.'s percentage sales growth in the second quarter to be in the low single digits, and we expect Mueller Co.'s operating income and margin to again improve year-over-year due to higher volumes and cost savings.
Mueller Technologies
The municipal market is the key end market for Mueller Technologies. These businesses are project-oriented and depend on customer adoption of their technology-based products and services. Mueller Systems is benefiting from its recent introduction of new, longer-range radio capabilities, and its growth strategy is focused on the AMI segment of the market. We ended the 2017 first quarter with higher AMI backlog at Mueller Systems and a greater number of projects under contract at Echologics, in each case compared to the prior year.

We expect net sales for the second quarter to be up about 15 percent compared with the prior year, primarily from growth in AMI systems and fixed leak detection projects. We expect Mueller Technologies' second quarter operating performance to again improve year-over-year. With expected increases in shipments, favorable product mix and ongoing cost savings, we expect that this performance improvement will be comparable to first quarter performance.
Results of Operations
Three Months Ended December 31, 2016 Compared to Three Months Ended December 31, 2015

	Three months ended December 31, 2016
	Mueller Co.	Mueller Technologies	Corporate	Total
	(in millions)
Net sales	$146.3	$20.9	$—	$167.2
Gross profit	$47.5	$4.2	$—	$51.7
Operating expenses:
Selling, general and administrative	21.3	6.4	8.8	36.5
Other charges	0.1	—	1.2	1.3
	21.4	6.4	10.0	37.8
Operating income (loss)	$26.1	$(2.2)	$(10.0)	13.9
Interest expense, net				6.4
Income before income taxes				7.5
Income tax expense				2.1
Income from continuing operations				$5.4

	Three months ended December 31, 2015
	Mueller Co.	Mueller Technologies	Corporate	Total
	(in millions)
Net sales	$144.7	$18.4	$—	$163.1
Gross profit	$44.0	$3.6	$—	$47.6
Operating expenses:
Selling, general and administrative	20.0	6.9	8.5	35.4
Other charges	0.2	0.5	0.1	0.8
	20.2	7.4	8.6	36.2
Operating income (loss)	$23.8	$(3.8)	$(8.6)	11.4
Interest expense, net				6.1
Loss before income taxes				5.3
Income tax expense				1.3
Income from continuing operations				$4.0
Consolidated Analysis
Net sales for the quarter ended December 31, 2016 increased $4.1 million to $167.2 million from $163.1 million due primarily to increased shipment volumes at both Mueller Co. and Mueller Technologies.
Gross profit for the quarter ended December 31, 2016 increased $4.1 million to $51.7 million from $47.6 million in the prior year period primarily due to increased shipment volumes and Mueller Co.'s improved operating efficiencies and other manufacturing cost savings. Gross margin increased to 30.9% for the quarter ended December 31, 2016 compared to 29.2% in the prior year period.
Selling, general and administrative expenses (“SG&A”) for the quarter ended December 31, 2016 increased to $36.5 million from $35.4 million in the prior year period due primarily to higher personnel-related expenses. SG&A as a percentage of net sales was 21.8% in the quarter ended December 31, 2016 and 21.7% in the prior year period.

Interest expense, net increased $0.3 million in the quarter ended December 31, 2016 compared to the prior year period. The components of interest expense, net are provided below.

	Three months ended
	December 31,
	2016	2015
	(in millions)
Term Loan	$5.1	$5.2
Interest rate swap contracts	0.6	—
Deferred financing costs amortization	0.4	0.5
ABL Agreement	0.2	0.3
Other interest expense	0.2	0.1
	6.5	6.1
Interest income	(0.1)	—
	$6.4	$6.1
Segment Analysis
Mueller Co.
Net sales for the quarter ended December 31, 2016 increased 1.1% to $146.3 million compared to $144.7 million in the prior year period. Domestic sales growth was partially offset by lower sales outside the U.S.
Gross profit for the quarter ended December 31, 2016 increased to $47.5 million from $44.0 million in the prior year period due to increased shipment volumes, improved operating efficiencies and other manufacturing cost savings. Gross margin increased to 32.5% for the quarter ended December 31, 2016 compared to 30.4% in the prior year period.
SG&A for the quarter ended December 31, 2016 increased to $21.3 million from $20.0 million in the prior year period. SG&A was 14.6% and 13.8% of net sales for the quarters ended December 31, 2016 and 2015, respectively.
Mueller Technologies
Net sales in the quarter ended December 31, 2016 grew to $20.9 million from $18.4 million in the prior year period primarily due to higher AMI shipment volumes.
Gross profit in the quarter ended December 31, 2016 was $4.2 million compared to $3.6 million in the prior year period. Gross margin increased to 20.1% in the quarter ended December 31, 2016 compared to 19.6% in the prior year period.
SG&A decreased to $6.4 million in the quarter ended December 31, 2016 compared to $6.9 million in the prior year period. SG&A decreased to 30.6% of net sales for the quarter ended December 31, 2016 from 37.5% of net sales in the prior year period.
Corporate
SG&A was $8.8 million in the quarter ended December 31, 2016 compared to $8.5 million in the prior year period.
Liquidity and Capital Resources
We refinanced our debt in November 2014 by repaying all of our Senior Subordinated Notes and Senior Unsecured Notes and entering into a $500.0 million term loan that matures on November 25, 2021.
We had cash and cash equivalents of $172.3 million at December 31, 2016 and $91.5 million of additional borrowing capacity under our ABL Agreement based on December 31, 2016 data, excluding Anvil. Undistributed earnings from our subsidiaries in Canada and China are considered to be permanently invested outside the United States. At December 31, 2016, cash and cash equivalents included $12.2 million and $6.9 million in Canada and China, respectively.
The ABL Agreement and Term Loan contain customary representations and warranties, covenants and provisions governing an event of default.  The covenants restrict our ability to engage in certain specified activities, including but not limited to the payment of dividends and the redemption of our common stock.

Cash flows from operating activities of continuing operations are categorized below.

	Three months ended
	December 31,
	2016	2015
	(in millions)
Collections from customers	$194.6	$185.0
Disbursements, other than interest and income taxes	(203.5)	(187.1)
Interest payments, net	(5.6)	(5.4)
Income tax payments, net	(5.4)	(0.8)
Cash used in operating activities	$(19.9)	$(8.3)
Collections from customers were higher during the three months ended December 31, 2016 compared to the prior year period primarily due to the timing of cash receipts.
Increased disbursements, other than interest and income taxes, during the three months ended December 31, 2016 reflect higher purchasing activity and differences in the timing of expenditures.
Income tax payments were higher during the three months ended December 31, 2016 compared to the prior year period because we have exhausted our net operating loss carryforwards for U.S. federal income taxes.
Capital expenditures were $4.2 million in the three months ended December 31, 2016 compared to $4.7 million in the prior year period. We estimate 2017 capital expenditures will be between $30 million and $34 million.
We anticipate that our existing cash, cash equivalents and borrowing capacity combined with our expected operating cash flows will be sufficient to meet our anticipated operating expenses, income tax payments, capital expenditures and debt service obligations as they become due through December 31, 2017. However, our ability to make these payments will depend partly upon our future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control.
ABL Agreement
At December 31, 2016, the ABL Agreement consisted of a revolving credit facility for up to $225 million of revolving credit borrowings, swing line loans and letters of credit. The ABL Agreement permits us to increase the size of the credit facility by an additional $150 million in certain circumstances subject to adequate borrowing base availability. We may borrow up to $25 million through swing line loans and may have up to $60 million of letters of credit outstanding.
Borrowings under the ABL Agreement bear interest at a floating rate equal to LIBOR, plus a margin ranging from 125 to 150 basis points, or a base rate, as defined in the ABL Agreement, plus a margin ranging from 25 to 50 basis points. At December 31, 2016, the applicable LIBOR-based margin was 125 basis points.
The ABL Agreement terminates on July 13, 2021. We pay a commitment fee for any unused borrowing capacity under the ABL Agreement of 25 basis points per annum.
The ABL Agreement is subject to mandatory prepayments if total outstanding borrowings under the ABL Agreement are greater than the aggregate commitments under the revolving credit facility or if we dispose of overdue accounts receivable in certain circumstances. The borrowing base under the ABL Agreement is equal to the sum of (a) 85% of the value of eligible accounts receivable and (b) the lesser of (i) 70% of the value of eligible inventories or (ii) 85% of the net orderly liquidation value of the value of eligible inventories, less certain reserves. Prepayments can be made at any time with no penalty.
Substantially all of our U.S. subsidiaries are borrowers under the ABL Agreement and are jointly and severally liable for any outstanding borrowings. Our obligations under the ABL Agreement are secured by a first-priority perfected lien on all of our U.S. inventories, accounts receivable, certain cash and other supporting obligations.
Borrowings are not subject to any financial maintenance covenants unless excess availability is less than the greater of $17.5 million and 10% of the Loan Cap under the ABL Agreement.

Term Loan
We had $490.0 million face value outstanding under the Term Loan at December 31, 2016. Term Loan borrowings accrue interest at a floating rate equal to LIBOR, subject to a floor of 0.75%, plus 325 basis points. We may voluntarily repay amounts borrowed under the Term Loan at any time. The principal amount of the Term Loan is required to be repaid in quarterly installments of $1.25 million. The Term Loan matures on November 25, 2021. The Term Loan is guaranteed by substantially all of our U.S. subsidiaries and secured by essentially all of our assets, although the ABL Agreement has a senior claim on certain collateral securing borrowings thereunder.
Our corporate credit rating and the credit rating for our debt are presented below.

	Moody’s		Standard & Poor's
	December 31,	September 30,	December 31,	September 30,
	2016	2016	2016	2016
Corporate credit rating	Ba3	Ba3	BB-	BB-
ABL Agreement	Not rated	Not rated	Not rated	Not rated
Term Loan	Ba3	Ba3	BB	BB
Outlook	Stable	Stable	Stable	Stable
Off-Balance Sheet Arrangements
We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose” entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, at December 31, 2016 we did not have any undisclosed borrowings, debt, derivative contracts or synthetic leases. Therefore, we were not exposed to any financing, liquidity, market or credit risk that could have arisen had we engaged in such relationships.
We use letters of credit and surety bonds in the ordinary course of business to ensure the performance of contractual obligations. At December 31, 2016, we had $22.4 million of letters of credit and $39.6 million of surety bonds outstanding.
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
During the quarter ended December 31, 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Refer to the information provided in Note 11. to the notes to the condensed consolidated financial statements presented in Item 1 of Part I of this report.

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
During the quarter ended December 31, 2016, we repurchased shares of our common stock, including shares surrendered to us to pay the tax withholding obligations of participants in connection with the lapsing of restrictions on restricted stock units, as follows.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publically announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs (in millions)
October 1-31, 2016	—	$—	—	$—
November 1-30, 2016	—	—	—	—
December 1-31, 2016	189,650	13.20	—	—
Total	189,650	$13.20	—	$—

Item 6.	EXHIBITS

Exhibit No.	Document
10.19.4	Fourth Amendment to Credit Agreement, dated January 6, 2017. Incorporated by reference to Exhibit 10.1 to Mueller Water Products, Inc. Form 8-K (File no. 001-32892) filed on January 10, 2017.
10.30
Purchase Agreement, dated January 6, 2017, among OEP Pioneer LLC, OEP Pioneer (Canada) Holdings Corp, Mueller Co. LLC, Anvil International, LLC and Mueller Water Products, Inc. Incorporated by reference to Exhibit 2.1 to Mueller Water Products, Inc. Form 8-K (File no. 001-32892) filed on January 10, 2017.

10.31**
Employment Agreement, dated January 4, 2017, between Mueller Water Products, Inc. and John Scott Hall. Incorporated by reference to Exhibit 10.2 to Mueller Water Products, Inc. Form 8-K (File no. 001-32892) filed on January 10, 2017.

10.31.1**
Executive Change in Control Severance Agreement, dated January 4, 2017, between Mueller Water Products, Inc. and John Scott Hall. Incorporated by reference to Exhibit 10.3 to Mueller Water Products, Inc. Form 8-K (File no. 001-32892) filed on January 10, 2017.

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
101*
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language), (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Other Comprehensive Loss, (iv) the Condensed Consolidated Statements of Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements.

*     Filed with this quarterly report
**     Management compensatory plan, contract, or arrangement
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MUELLER WATER PRODUCTS, INC.
Date:	February 8, 2017	By:	/s/ Evan L. Hart
Evan L. Hart
Chief Financial Officer