Form 10-Q
period 2017-03-31
Mueller Water Products, Inc.
filed 2017-05-09
CIK 1350593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
☐                       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:
Large accelerated filer     ☒                 Accelerated filer         ☐
Non-accelerated filer      ☐ (Do not check if a smaller reporting company)
Smaller reporting company     ☐                 Emerging growth company     ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
There were 159,513,115 shares of common stock of the registrant outstanding at April 30, 2017.

PART I

Item 1.	FINANCIAL STATEMENTS
MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	September 30,
	2017	2016
	(in millions, except share amounts)
Assets:
Cash and cash equivalents	$328.3	$195.0
Receivables, net	139.7	131.8
Inventories	146.1	130.7
Other current assets	13.5	12.7
Current assets held for sale	—	142.1
Total current assets	627.6	612.3
Property, plant and equipment, net	107.7	108.4
Intangible assets	447.0	434.6
Other noncurrent assets	27.1	25.4
Noncurrent assets held for sale	—	99.9
Total assets	$1,209.4	$1,280.6

Liabilities and equity:
Current portion of long-term debt	$5.5	$5.6
Accounts payable	55.5	73.7
Other current liabilities	39.9	61.7
Current liabilities held for sale	—	44.8
Total current liabilities	100.9	185.8
Long-term debt	476.3	478.8
Deferred income taxes	98.7	109.9
Other noncurrent liabilities	86.6	85.8
Noncurrent liabilities held for sale	—	0.8
Total liabilities	762.5	861.1

Commitments and contingencies (Note 12)

Common stock: 600,000,000 shares authorized; 159,983,744 and 161,693,051 shares outstanding at March 31, 2017 and September 30, 2016, respectively	1.6	1.6
Additional paid-in capital	1,507.5	1,563.9
Accumulated deficit	(998.9)	(1,078.9)
Accumulated other comprehensive loss	(64.4)	(68.3)
Total Company stockholders’ equity	445.8	418.3
Noncontrolling interest	1.1	1.2
Total equity	446.9	419.5
Total liabilities and equity	$1,209.4	$1,280.6

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended		Six months ended
	March 31,		March 31,
	2017	2016	2017	2016
	(in millions, except per share amounts)
Net sales	$199.7	$197.2	$366.9	$360.3
Cost of sales	147.3	137.9	262.8	253.4
Gross profit	52.4	59.3	104.1	106.9
Operating expenses:
Selling, general and administrative	39.0	37.4	75.5	72.8
Other charges	2.5	0.8	3.8	1.6
Total operating expenses	41.5	38.2	79.3	74.4
Operating income	10.9	21.1	24.8	32.5
Interest expense, net	5.5	5.9	11.9	12.0
Income before income taxes	5.4	15.2	12.9	20.5
Income tax expense	0.7	4.9	2.8	6.2
Income from continuing operations	4.7	10.3	10.1	14.3
Income from discontinued operations	68.6	5.4	69.9	7.6
Net income	$73.3	$15.7	$80.0	$21.9

Earnings per basic share:
Continuing operations	$0.03	$0.06	$0.06	$0.09
Discontinued operations	0.43	0.04	0.44	0.05
Net income	$0.46	$0.10	$0.50	$0.14

Earnings per diluted share:
Continuing operations	$0.03	$0.06	$0.06	$0.09
Discontinued operations	0.42	0.04	0.43	0.04
Net income	$0.45	$0.10	$0.49	$0.13

Weighted average shares outstanding:
Basic	160.9	161.3	161.4	161.0
Diluted	162.5	163.1	163.2	163.1

Dividends declared per share	$0.04	$0.05	$0.07	$0.07

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended		Six months ended
	March 31,		March 31,
	2017	2016	2017	2016
	(in millions)
Net income	$73.3	$15.7	$80.0	$21.9
Other comprehensive income (loss):
Minimum pension liability	1.0	(4.2)	2.0	(8.4)
Income tax effects	(0.4)	1.7	(0.8)	3.3
Foreign currency translation	1.0	2.5	(0.5)	1.0
Derivative fair value change	0.5	(3.8)	5.2	(3.1)
Income tax effects	(0.2)	1.5	(2.0)	1.2
	1.9	(2.3)	3.9	(6.0)
Comprehensive income	$75.2	$13.4	$83.9	$15.9

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF EQUITY SIX MONTHS ENDED MARCH 31, 2017 (UNAUDITED)

	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Non-controlling interest	Total
	(in millions)
Balance at September 30, 2016	$1.6	$1,563.9	$(1,078.9)	$(68.3)	$1.2	$419.5
Net income	—	—	80.0	—	(0.1)	79.9
Dividends declared	—	(11.2)	—	—	—	(11.2)
Stock repurchased under buyback program	—	(50.0)	—	—	—	(50.0)
Shares retained for employee taxes	—	(2.7)	—	—	—	(2.7)
Stock-based compensation	—	3.6	—	—	—	3.6
Stock issued under stock compensation plans	—	3.9	—	—	—	3.9
Other comprehensive income, net of tax	—	—	—	3.9	—	3.9
Balance at March 31, 2017	$1.6	$1,507.5	$(998.9)	$(64.4)	$1.1	$446.9

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended
	March 31,
	2017	2016
	(in millions)
Operating activities:
Net income	$80.0	$21.9
Less income from discontinued operations	69.9	7.6
Income from continuing operations	10.1	14.3
Adjustments to reconcile income from continuing operations to net cash used in operating activities:
Depreciation	10.1	8.9
Amortization	10.8	10.6
Stock-based compensation	3.4	2.3
Retirement plans	1.7	2.3
Deferred income taxes	(14.2)	(0.5)
Other, net	1.0	0.9
Changes in assets and liabilities, net of acquisition:
Receivables	(5.2)	(15.9)
Inventories	(11.2)	(1.0)
Other assets	(2.4)	(0.9)
Liabilities	(20.4)	(26.1)
Net cash used in operating activities	(16.3)	(5.1)
Investing activities:
Business acquisitions, net of cash acquired	(26.2)	—
Capital expenditures	(14.1)	(11.9)
Proceeds from sales of assets	0.2	0.1
Net cash used in investing activities	(40.1)	(11.8)
Financing activities:
Dividends	(11.2)	(6.4)
Employee taxes related to stock-based compensation	(2.7)	(3.2)
Repayments of debt	(2.5)	(2.5)
Issuance of common stock	3.9	1.6
Deferred financing costs	(1.0)	(0.1)
Stock repurchased under buyback program	(50.0)	—
Other	—	(0.7)
Net cash used in financing activities	(63.5)	(11.3)
Net cash flows from discontinued operations:
Operating activities	(43.6)	12.0
Investing activities	297.2	(3.4)
Financing activities	(0.1)	—
Net cash provided by discontinued operations	253.5	8.6
Effect of currency exchange rate changes on cash	(0.3)	0.1
Net change in cash and cash equivalents	133.3	(19.5)
Cash and cash equivalents at beginning of period	195.0	113.1
Cash and cash equivalents at end of period	$328.3	$93.6

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED MARCH 31, 2017
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
On January 6, 2017, we sold our former Anvil segment. Anvil's results of operations and the gain from its sale have been classified as discontinued operations, and its assets and liabilities have been classified as held for sale, for all periods presented.
On February 6, 2017, we entered into an accelerated share repurchase agreement with Bank of America, N.A. (“Bank of America”) to repurchase $50 million of our outstanding common stock. On February 7, 2017, we paid $50 million to Bank of America, for which we received an initial delivery of approximately 2.9 million shares of our common stock. We received another 1.2 million shares of our common stock in April 2017 and May 2017, which fulfilled the agreement. The total number of shares of our common stock repurchased pursuant to the agreement was based on the average of the daily volume-weighted average prices of our common stock, less a fixed discount, over the term of the agreement.
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
Note 2. Divestiture
On January 6, 2017, we sold our former Anvil segment to affiliates of One Equity Partners for cash proceeds of $305.7 million and the agreement by the purchaser to reimburse us for expenditures to settle certain previously existing liabilities.
The table below presents a summary of the sale of Anvil, in millions.

Gross cash proceeds	$305.7
Noncash proceeds	1.9
Total proceeds	307.6
Transaction expenses	(8.3)
Net proceeds	299.3
Assets and liabilities disposed	(189.8)
Gain on sale, pre-tax	109.5
Income tax	(41.6)
Gain on sale, net of tax	$67.9

The table below presents a summary of the operating results for the Anvil discontinued operations. These operating results do not reflect what they would have been had Anvil not been classified as discontinued operations.

	Three months ended		Six months ended
	March 31,		March 31,
	2017	2016	2017	2016
	(in millions)
Net sales	$—	$86.4	$83.1	$166.0
Cost of sales	—	60.8	62.8	119.3
Gross profit	—	25.6	20.3	46.7
Operating expenses:
Selling, general and administrative	(1.4)	17.3	16.9	34.9
Other charges	—	—	0.2	—
Total operating expenses	(1.4)	17.3	17.1	34.9
Income before income taxes	1.4	8.3	3.2	11.8
Income tax expense	0.7	2.9	1.2	4.2
	0.7	5.4	2.0	7.6
Gain on sale, net of tax	67.9	—	67.9	—
Income from discontinued operations	$68.6	$5.4	$69.9	$7.6
The table below presents the components of the balance sheet accounts classified as assets and liabilities held for sale and the related net deferred income tax liability.

September 30,
2016
(in millions)
Assets:
Receivables, net	$54.9
Inventories	83.1
Other current assets	4.1
Total current assets held for sale	142.1

Property, plant and equipment, net	46.7
Intangible assets	51.4
Other noncurrent assets	1.8
Total noncurrent assets held for sale	99.9
Total assets held for sale	$242.0

Liabilities:
Current portion of long-term debt	$0.3
Accounts payable	27.1
Other current liabilities	17.4
Total current liabilities held for sale	44.8

Long-term debt	0.4
Other noncurrent liabilities	0.4
Total noncurrent liabilities held for sale	0.8
Total liabilities held for sale	$45.6

Net deferred income tax liability associated with discontinued operation	$13.0

Note 3. Acquisition
On February 15, 2017, we acquired Singer Valve, a manufacturer of automatic control valves, and its affiliate that distributes Singer Valve products in the U.S, for an aggregate cash purchase price of approximately $26.5 million, subject to customary post-closing adjustments, which we do not expect to be material. Singer had net sales of approximately $15 million in calendar 2016 and is included in our Mueller Co. segment. The initial allocation of purchase price to the assets and liabilities of these companies, which is still subject to change, is presented below, in millions.

Assets acquired and liabilities assumed:
Cash	$0.3
Receivables	2.9
Inventories	4.5
Other current assets	0.4
Property, plant and equipment	0.9
Intangible assets and goodwill	18.2
Accounts payable	(0.5)
Other current liabilities	(0.2)
Consideration paid	$26.5
We have not yet completed our identification and valuation of intangible assets, but we expect that any goodwill recognized will be deductible for income tax purposes.
Note 4. Income Taxes
At March 31, 2017 and September 30, 2016, the gross liabilities for unrecognized income tax benefits were $3.0 million and $2.8 million, respectively.
The reconciliation between the U.S. federal statutory income tax rate and the effective tax rate is presented below.

	Three months ended		Six months ended
	March 31,		March 31,
	2017	2016	2017	2016
Adjustments to reconcile to the effective tax rate:
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%	35.0%
State tax apportionment change	14.9	—	6.4	—
State income taxes, net of federal benefit	3.7	4.4	3.8	4.4
Excess tax benefit for stock-based compensation	(30.0)	(4.2)	(17.2)	(3.2)
Tax credits	(7.2)	(0.6)	(3.5)	(0.6)
U.S. manufacturing deduction	(4.9)	(3.3)	(4.1)	(3.3)
Other	1.5	0.9	1.3	(2.1)
Effective tax rate	13.0%	32.2%	21.7%	30.2%
Note 5. Borrowing Arrangements
The components of our long-term debt are presented below.

	March 31,	September 30,
	2017	2016
	(in millions)
ABL Agreement	$—	$—
Term Loan	487.1	489.4
Other	1.3	1.3
	488.4	490.7
Less deferred financing costs	6.6	6.3
Less current portion	5.5	5.6
Long-term debt	$476.3	$478.8

ABL Agreement. At March 31, 2017, our asset based lending agreement (“ABL Agreement”) consisted of a revolving credit facility for up to $225 million of revolving credit borrowings, swing line loans and letters of credit. The ABL Agreement permits us to increase the size of the credit facility by an additional $150 million in certain circumstances subject to adequate borrowing base availability. We may borrow up to $25 million through swing line loans and may have up to $60 million of letters of credit outstanding.
Borrowings under the ABL Agreement bear interest at a floating rate equal to LIBOR, plus a margin ranging from 125 to 150 basis points, or a base rate, as defined in the ABL Agreement, plus a margin ranging from 25 to 50 basis points. At March 31, 2017, the applicable rate was LIBOR plus 125 basis points.
The ABL Agreement terminates on July 13, 2021. We pay a commitment fee for any unused borrowing capacity under the ABL Agreement of 25 basis points per annum. Our obligations under the ABL Agreement are secured by a first-priority perfected lien on all of our U.S. receivables and inventories, certain cash and other supporting obligations. Borrowings are not subject to any financial maintenance covenants unless excess availability is less than the greater of $17.5 million and 10% of the Loan Cap as defined in the ABL Agreement. Excess availability based on March 31, 2017 data, as reduced by outstanding letters of credit, swap contract liabilities and accrued fees and expenses of $22.2 million, was $125.3 million.
Term Loan. On November 25, 2014, we entered into a $500.0 million senior secured term loan (“Term Loan”). The proceeds from the Term Loan, along with other cash, were used to prepay our 7.375% Senior Subordinated Notes and 8.75% Senior Unsecured Notes and to satisfy and discharge our obligations under the respective indentures. During the quarter ended March 31, 2017, we amended the Term Loan, resulting in a 75 basis point reduction in the interest rate spread.
The Term Loan accrues interest at a floating rate equal to LIBOR, subject to a floor of 0.75%, plus 250 basis points. At March 31, 2017, the weighted-average effective interest rate was 4.58%. We may voluntarily repay amounts borrowed under the Term Loan at any time. The principal amount of the Term Loan is required to be repaid in quarterly installments of $1.225 million, with any remaining principal due on November 25, 2021. The Term Loan is guaranteed by substantially all of our U.S. subsidiaries and is secured by essentially all of our assets, although the ABL Agreement has a senior claim on certain collateral securing borrowings thereunder. The Term Loan is reported net of unamortized discount, which was $1.7 million at March 31, 2017. Based on quoted market prices, the outstanding Term Loan had a fair value of $491.8 million at March 31, 2017.
The Term Loan contains affirmative and negative operating covenants applicable to us and our restricted subsidiaries. We believe we were compliant with these covenants at March 31, 2017 and expect to remain in compliance through March 31, 2018.
Note 6. Derivative Financial Instruments
We are exposed to interest rate risk that we manage to some extent using derivative instruments. Under our April 2015 interest rate swap contracts, we receive interest calculated using 3-month LIBOR, subject to a floor of 0.75%, and pay fixed interest at 2.341%, on an aggregate notional amount of $150.0 million. These swap contracts effectively fix the cash interest rate on $150.0 million of our borrowings under the Term Loan at 4.841% from September 30, 2016 through September 30, 2021.
We have designated our interest rate swap contracts as cash flow hedges of our future interest payments and elected to apply the “shortcut” method of assessing hedge effectiveness. As a result, the gains and losses on the swap contracts are reported as a component of other comprehensive income or loss and are reclassified into interest expense as the related interest payments are made. During the quarter and six months ended March 31, 2017, we included $0.5 million and $1.1 million of such interest expense, respectively, in income from continuing operations.
The fair values of the swap contracts are presented below.

	March 31,	September 30,
	2017	2016
	(in millions)
Other current liabilities	$1.4	$2.0
Other noncurrent liabilities	0.7	5.3
	$2.1	$7.3
The fair values and the classification of the fair values between current and noncurrent portions are based on calculated cash flows using publicly available interest rate forward rate yield curve information, but amounts due at the actual settlement dates are dependent on actual rates in effect at the settlement dates and may differ significantly from amounts shown above.

Note 7. Retirement Plans
During March 2017, the Financial Accounting Standards Board issued Accounting Standards Update No. 2017-07 (“ASU 2017-07”). This amendment to GAAP will require us to exclude the components of net periodic benefit cost other than service cost from operating income on October 1, 2018, with early adoption permitted. We plan to adopt this amendment on October 1, 2017, and this adoption will require reclassification of 2017 and 2016 results. The components of net periodic benefit cost for our pension plans and the effects this adoption will have on operating income are presented below.

	Three months ended		Six months ended
	March 31,		March 31,
	2017	2016	2017	2016
	(in millions)
Service cost	$0.5	$0.4	$1.0	$0.8
Components of net periodic benefit cost that will be excluded from operating income upon adoption of ASU 2017-07:
Interest cost	3.6	5.0	7.2	10.1
Expected return on plan assets	(4.2)	(5.1)	(8.5)	(10.2)
Amortization of actuarial net loss	1.0	0.8	2.0	1.6
	0.4	0.7	0.7	1.5
Net periodic benefit cost	$0.9	$1.1	$1.7	$2.3
The amortization of actuarial losses, net of tax, is recorded as a component of other comprehensive loss.
Note 8. Stock-based Compensation Plans
We have granted various forms of stock-based compensation, including stock options, restricted stock units and both cash-settled and stock-settled performance-based restricted stock units (“PRSUs”) under our Amended and Restated 2006 Mueller Water Products, Inc. Stock Incentive Plan (the “2006 Stock Plan”). We have also granted cash-settled Phantom Plan instruments under the Mueller Water Products, Inc. Phantom Plan (“Phantom Plan”).
A PRSU award represents a target number of units that may be paid out at the end of a multi-year award cycle consisting of a series of annual performance periods coinciding with our fiscal years. After we determine the financial performance targets related to PRSUs for a given performance period, typically during the first quarter of that fiscal year, that portion of a PRSU award becomes granted. Thus, each award consists of a grant in the year of award and grants in the designated following years. Settlement will range from zero to two times the number of PRSUs granted, depending on our financial performance against the targets. As determined at the date of award, PRSUs may settle in cash-value equivalent of, or directly in, shares of our common stock.
The stock-settled PRSUs awarded in 2014 settled in the quarter ended December 31, 2016 with an issuance of 263,410 shares of our common stock. This settlement reflected payouts of 1.021 times target for the 2016 performance period, zero times target for the 2015 performance period and two times target for the 2014 performance period.
The 234,895 stock-settled PRSUs awarded in the six months ended March 31, 2017 will settle in three years.
During the quarter and six months ended March 31, 2017, 91,547 and 346,961 restricted stock units vested, respectively.
At March 31, 2017, the outstanding Phantom Plan instruments had a fair value of $11.82 per instrument and our liability for Phantom Plan instruments was $1.9 million.

We granted stock-based compensation under the 2006 Stock Plan, the Mueller Water Products, Inc. 2006 Employee Stock Purchase Plan and the Phantom Plan during the six months ended March 31, 2017 as follows.

	Number granted	Weighted average grant date fair value per instrument	Total grant date fair value (in millions)
Quarter ended December 31, 2016:
Restricted stock units	177,861	$13.26	$2.4
Employee stock purchase plan instruments	39,231	2.34	0.1
Phantom Plan awards	187,115	13.26	2.5
PRSUs: 2017 award	59,285	13.26	0.8
2016 award	73,826	13.26	1.0
2015 award	68,556	13.26	0.9
Quarter ended March 31, 2017:
Restricted stock units	165,999	12.82	2.1
Employee stock purchase plan instruments	38,267	2.44	0.1
Phantom Plan awards	12,145	12.66	0.2
PRSUs: 2017 award	19,012	13.15	0.2
			$10.3
Income from continuing operations included stock-based compensation expense of $2.0 million and $1.8 million during the quarters ended March 31, 2017 and 2016, respectively, and $4.7 million and $3.6 million during the six months ended March 31, 2017 and 2016, respectively. At March 31, 2017, there was approximately $13.6 million of unrecognized compensation expense related to stock-based compensation arrangements, and 219,866 PRSUs that have been awarded for the 2018 and 2019 performance periods, for which performance goals have not been set.
We excluded 367,841 and 1,038,029 of stock-based compensation instruments from the calculations of diluted earnings per share for the quarters ended March 31, 2017 and 2016, respectively, and 350,286 and 1,016,155 for the six months ended March 31, 2017 and 2016, respectively, since their inclusion would have been antidilutive.

Note 9. Supplemental Balance Sheet Information
Selected supplemental balance sheet information is presented below.

	March 31,	September 30,
	2017	2016
	(in millions)
Inventories:
Purchased components and raw material	$69.1	$67.0
Work in process	34.7	31.4
Finished goods	42.3	32.3
	$146.1	$130.7
Property, plant and equipment:
Land	$5.6	$5.7
Buildings	51.8	50.6
Machinery and equipment	258.2	248.3
Construction in progress	11.6	14.8
	327.2	319.4
Accumulated depreciation	(219.5)	(211.0)
	$107.7	$108.4
Other current liabilities:
Compensation and benefits	$20.2	$32.7
Customer rebates	3.4	8.3
Taxes other than income taxes	3.6	3.0
Warranty	4.9	2.0
Income taxes	(2.2)	4.6
Environmental	2.2	5.0
Interest	0.5	0.5
Other	7.3	5.6
	$39.9	$61.7

Note 10. Segment Information
Summarized financial information for our segments is presented below.

	Three months ended		Six months ended
	March 31,		March 31,
	2017	2016	2017	2016
	(in millions)
Net sales, excluding intercompany:
Mueller Co.	$181.6	$182.2	$327.9	$326.9
Mueller Technologies	18.1	15.0	39.0	33.4
	$199.7	$197.2	$366.9	$360.3
Operating income (loss):
Mueller Co.	$34.3	$34.9	$60.4	$58.7
Mueller Technologies	(13.7)	(4.9)	(15.9)	(8.7)
Corporate	(9.7)	(8.9)	(19.7)	(17.5)
	$10.9	$21.1	$24.8	$32.5
Depreciation and amortization:
Mueller Co.	$9.1	$8.6	$18.1	$17.0
Mueller Technologies	1.4	1.2	2.6	2.3
Corporate	0.1	0.1	0.2	0.2
	$10.6	$9.9	$20.9	$19.5
Other charges:
Mueller Co.	$1.6	$0.4	$1.7	$0.6
Mueller Technologies	0.1	—	0.1	0.5
Corporate	0.8	0.4	2.0	0.5
	$2.5	$0.8	$3.8	$1.6
Capital expenditures:
Mueller Co.	$4.7	$5.2	$7.7	$8.8
Mueller Technologies	5.2	2.0	6.3	3.0
Corporate	—	—	0.1	0.1
	$9.9	$7.2	$14.1	$11.9
Mueller Technologies' operating losses for the quarter and six months ended March 31, 2017 include a warranty expense of $9.8 million, as described in Note 12.
Note 11. Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss is presented below.

	Minimum pension liability, net of tax	Foreign currency translation	Derivative instruments, net of tax	Total

Balance at September 30, 2016	$(57.7)	$(6.1)	$(4.5)	$(68.3)
Current period other comprehensive income (loss)	1.2	(0.5)	3.2	3.9
Balance at March 31, 2017	$(56.5)	$(6.6)	$(1.3)	$(64.4)

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
The purchaser of U.S. Pipe has been identified as a “potentially responsible party” (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA” which is sometimes referred to as “Superfund”) in connection with a former manufacturing facility operated by U.S. Pipe that was in the vicinity of a proposed Superfund site located in North Birmingham, Alabama.  Under the terms of the acquisition agreement relating to our sale of U.S. Pipe, we agreed to indemnify the purchaser for certain environmental liabilities, including those arising out of the former manufacturing site located in North Birmingham.  Accordingly, the purchaser tendered the matter to us for indemnification, which we accepted.  Ultimate liability for the site will depend on many factors that have not yet been determined, including the determination of whether the site will be added to the National Priorities List and designated as a “Superfund site,” EPA’s remediation costs, the number and financial viability of the other PRPs (there are four other PRPs currently) and the determination of the final allocation of the costs among the PRPs, if any.  Accordingly, because the amount of such costs cannot be reasonably estimated at this time, no amounts were accrued for this matter at March 31, 2017.
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
According to Walter Energy's last quarterly report on Form 10-Q filed with the SEC on November 5, 2015 (“Walter November 2015 Filing”), a dispute exists with the IRS with regard to federal income taxes for years 1980 to 1994 and 1999 to 2001 allegedly owed by the Walter Energy consolidated group, which included U.S. Pipe during these periods. As a matter of law, we are jointly and severally liable for any final tax determination, which means we would be liable in the event Walter Energy is unable to pay any amounts owed. According to the Walter November 2015 Filing, at September 30, 2015, Walter Energy had $33.0 million of accruals for unrecognized tax benefits on the matters subject to disposition. In the Walter November 2015 Filing, Walter Energy stated it believed it had sufficient accruals to address any claims, including interest and penalties, and did not believe that any potential difference between any final settlements and amounts accrued would have a material effect on Walter Energy's financial position, but such potential difference could be material to its results of operations in a future reporting period.
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

Additionally, in connection with the sale of assets and the divestiture of businesses, such as the divestiture of our former U.S. Pipe and Anvil segments, we may agree to indemnify buyers and related parties for certain losses or liabilities incurred by these parties with respect to: (i) the representations and warranties made by us to these parties in connection with the sale and (ii) liabilities related to the pre-closing operations of the assets or business sold. Indemnities related to pre-closing operations generally include certain environmental, tax and other liabilities not assumed by these parties in the transaction.
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
Other Matters. Certain Mueller Technologies radio products produced between 2011 and 2014 and installed in particularly harsh environments have been failing at higher-than-expected rates. During the quarter ended March 31, 2017, we conducted additional testing of these products and revised our estimates of related warranty expenses. Consequently, we recorded an additional warranty expense of $9.8 million associated with these products.
We are party to a number of lawsuits arising in the ordinary course of business, including product liability cases for products manufactured by us or third parties. We provide for costs relating to these matters when a loss is probable and the amount is reasonably estimable. Administrative costs related to these matters are expensed as incurred. The effect of the outcome of these matters on our future financial statements cannot be predicted with certainty as any such effect depends on the amount and timing of the resolution of such matters. While the results of litigation cannot be predicted with certainty, we believe that the final outcome of such other litigation is not likely to have a materially adverse effect on our business or prospects.
Note 13. Subsequent Events
On April 19, 2017, our board of directors declared a dividend of $0.04 per share on our common stock, payable on or about May 22, 2017 to stockholders of record at the close of business on May 10, 2017.
In April 2017 and May 2017 we received a total of 1.2 million shares of our common stock in settlement of our share repurchase agreement.

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
On April 2, 2012, we sold our former U.S. Pipe segment. On January 6, 2017, we sold our former Anvil segment. Anvil's results of operations and the gain from its sale have been classified as discontinued operations, and its assets and liabilities have been classified as held for sale, for prior periods presented.
On February 15,2017, we acquired Singer Valve, a manufacturer of automatic control valves, and its affiliate that distributes Singer Valve products in the U.S, for an aggregate cash purchase price of approximately $26.5 million, subject to customary post-closing adjustments, which we do not expect to be material. Singer had net sales of approximately $15 million in calendar 2016 and is included in our Mueller Co. segment.
Business
We expect our two primary end markets, repair and replacement of water infrastructure driven by municipal spending and new water infrastructure installation driven by residential construction, to grow in 2017. We expect the residential construction market to grow faster than municipal spending. For the third quarter and for the full year 2017, we expect consolidated net sales percentage growth to be in the low-to-mid single digits.
Mueller Co.
We estimate approximately 60% of Mueller Co.’s 2016 net sales were for repair and replacement directly related to municipal water infrastructure spending, approximately 30% were related to residential construction activity and approximately 10% were related to natural gas utilities. We continue to expect municipal spending and residential construction activity to grow through 2017. However, we also believe that the new Administration’s promises to increase funding for infrastructure has impacted the timing of municipal spending in some parts of the country.
Mueller Technologies
The municipal market is the key end market for Mueller Technologies. Mueller Technologies is currently comprised of two businesses, Mueller Systems and Echologics. These businesses are project-oriented and depend on customer adoption of their technology-based products and services. Mueller Systems is focused on the AMI segment of the market. We ended the 2017 second quarter with higher AMI backlog at Mueller Systems and a greater number of projects under contract at Echologics, in each case as compared with the prior year.

We recently became aware that some radio products produced between 2011 and 2014 and installed in particularly harsh environments were failing at a higher-than-expected rate. Consequently, we recorded a discrete warranty expense of $9.8 million associated with these products. We have carefully examined our product processes and accelerated lifecycle testing data with respect to radios produced after the period referenced above and expect our future warranty experience to be in line with industry norms.
Results of Operations
Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

	Three months ended March 31, 2017
	Mueller Co.	Mueller Technologies	Corporate	Total
	(in millions)
Net sales	$181.6	$18.1	$—	$199.7
Gross profit	$58.9	$(6.5)	$—	$52.4
Operating expenses:
Selling, general and administrative	23.0	7.1	8.9	39.0
Other charges	1.6	0.1	0.8	2.5
	24.6	7.2	9.7	41.5
Operating income (loss)	$34.3	$(13.7)	$(9.7)	10.9
Interest expense, net				5.5
Income before income taxes				5.4
Income tax expense				0.7
Income from continuing operations				$4.7

	Three months ended March 31, 2016
	Mueller Co.	Mueller Technologies	Corporate	Total
	(in millions)
Net sales	$182.2	$15.0	$—	$197.2
Gross profit	$57.7	$1.6	$—	$59.3
Operating expenses:
Selling, general and administrative	22.4	6.5	8.5	37.4
Other charges	0.4	—	0.4	0.8
	22.8	6.5	8.9	38.2
Operating income (loss)	$34.9	$(4.9)	$(8.9)	21.1
Interest expense, net				5.9
Loss before income taxes				15.2
Income tax expense				4.9
Income from continuing operations				$10.3
Consolidated Analysis
Net sales for the quarter ended March 31, 2017 increased $2.5 million to $199.7 million from $197.2 million due primarily to increased sales at Mueller Technologies.
Gross profit for the quarter ended March 31, 2017 declined $6.9 million to $52.4 million from $59.3 million in the prior year period primarily due to the $9.8 million warranty expense recorded at Mueller Technologies. This was partially offset by increased shipment volumes and Mueller Co.'s productivity improvements. Gross margin declined to 26.2% for the quarter ended March 31, 2017 compared to 30.1% in the prior year period due to this warranty expense.
Selling, general and administrative expenses (“SG&A”) for the quarter ended March 31, 2017 increased to $39.0 million from $37.4 million in the prior year period due primarily to higher personnel-related expenses. SG&A as a percentage of net sales was 19.5% in the quarter ended March 31, 2017 and 19.0% in the prior year period.

Interest expense, net declined $0.4 million in the quarter ended March 31, 2017 compared to the prior year period. The components of interest expense, net are provided below.

	Three months ended
	March 31,
	2017	2016
	(in millions)
Term Loan	$4.7	$5.1
Interest rate swap contracts	0.5	—
Deferred financing costs amortization	0.4	0.4
ABL Agreement	0.2	0.3
Other interest expense	0.2	0.2
	6.0	6.0
Interest income	(0.5)	(0.1)
	$5.5	$5.9
Segment Analysis
Mueller Co.
Net sales for the quarter ended March 31, 2017 decreased 0.3% to $181.6 million compared to $182.2 million in the prior year period. Lower sales outside North America and in the western U.S. were partially offset by increased domestic valve and hydrant sales in the remainder of the U.S.
Gross profit for the quarter ended March 31, 2017 increased to $58.9 million from $57.7 million in the prior year period primarily due to decreased costs due to productivity improvements, which were partially offset by lower sales prices and increased raw material costs. Gross margin increased to 32.4% for the quarter ended March 31, 2017 compared to 31.7% in the prior year period.
SG&A for the quarter ended March 31, 2017 increased to $23.0 million from $22.4 million in the prior year period. SG&A was 12.7% and 12.3% of net sales for the quarters ended March 31, 2017 and 2016, respectively.
Mueller Technologies
Net sales in the quarter ended March 31, 2017 increased 20.7% to $18.1 million from $15.0 million in the prior year period primarily due to higher AMI shipment volumes.
Gross profit in the quarter ended March 31, 2017 was a loss of $6.5 million compared to gross profit of $1.6 million in the prior year period and gross margin declined to a loss of 35.9% in the quarter ended March 31, 2017 compared to a positive 10.7% in the prior year period. These declines are primarily due to the $9.8 million warranty expense discussed above.
SG&A increased to $7.1 million in the quarter ended March 31, 2017 compared to $6.5 million in the prior year period due to increased product development expenses. SG&A decreased to 39.2% of net sales for the quarter ended March 31, 2017 from 43.3% of net sales in the prior year period.
Corporate
SG&A was $8.9 million in the quarter ended March 31, 2017 compared to $8.5 million in the prior year period.

Six Months Ended March 31, 2017 Compared to Six Months Ended March 31, 2016

	Six months ended March 31, 2017
	Mueller Co.	Mueller Technologies	Corporate	Total
	(in millions)
Net sales	$327.9	$39.0	$—	$366.9
Gross profit	$106.4	$(2.3)	$—	$104.1
Operating expenses:
Selling, general and administrative	44.3	13.5	17.7	75.5
Other charges	1.7	0.1	2.0	3.8
	46.0	13.6	19.7	79.3
Operating income (loss)	$60.4	$(15.9)	$(19.7)	24.8
Interest expense, net				11.9
Income before income taxes				12.9
Income tax expense				2.8
Income from continuing operations				$10.1

	Six months ended March 31, 2016
	Mueller Co.	Mueller Technologies	Corporate	Total
	(in millions)
Net sales	$326.9	$33.4	$—	$360.3
Gross profit	$101.7	$5.2	$—	$106.9
Operating expenses:
Selling, general and administrative	42.4	13.4	17.0	72.8
Other charges	0.6	0.5	0.5	1.6
	43.0	13.9	17.5	74.4
Operating income (loss)	$58.7	$(8.7)	$(17.5)	32.5
Interest expense, net				12.0
Loss before income taxes				20.5
Income tax expense				6.2
Income from continuing operations				$14.3
Consolidated Analysis
Net sales for the six months ended March 31, 2017 increased $6.6 million to $366.9 million from $360.3 million due primarily to increased shipment volumes at both Mueller Co. and Mueller Technologies.
Gross profit for the six months ended March 31, 2017 declined $2.8 million to $104.1 million from $106.9 million in the prior year period primarily due to the $9.8 million warranty expense recorded at Mueller Technologies. This was partially offset by increased shipment volumes and Mueller Co.'s productivity improvements. Gross margin declined to 28.4% for the six months ended March 31, 2017 compared to 29.7% in the prior year period due to this warranty expense.
SG&A for the six months ended March 31, 2017 increased to $75.5 million from $72.8 million in the prior year period due primarily to higher personnel-related and other product development expenses. SG&A as a percentage of net sales was 20.6% in the six months ended March 31, 2017 and 20.2% in the prior year period.

Interest expense, net declined $0.1 million in the six months ended March 31, 2017 compared to the prior year period. The components of interest expense, net are provided below.

	Six months ended
	March 31,
	2017	2016
	(in millions)
Term Loan	$9.8	$10.3
Interest rate swap contracts	1.1	—
Deferred financing costs amortization	0.8	0.9
ABL Agreement	0.4	0.6
Other interest expense	0.4	0.3
	12.5	12.1
Interest income	(0.6)	(0.1)
	$11.9	$12.0
Segment Analysis
Mueller Co.
Net sales for the six months ended March 31, 2017 increased 0.3% to $327.9 million compared to $326.9 million in the prior year period. Domestic sales growth was partially offset by lower sales outside North America.
Gross profit for the six months ended March 31, 2017 increased to $106.4 million from $101.7 million in the prior year period due to increased shipment volumes and cost savings due to productivity improvements. Gross margin increased to 32.4% for the six months ended March 31, 2017 compared to 31.1% in the prior year period.
SG&A for the six months ended March 31, 2017 increased to $44.3 million from $42.4 million in the prior year period. SG&A was 13.5% and 13.0% of net sales for the six months ended March 31, 2017 and 2016, respectively.
Mueller Technologies
Net sales in the six months ended March 31, 2017 increased 16.8% to $39.0 million from $33.4 million in the prior year period primarily due to higher AMI shipment volumes.
Gross profit in the six months ended March 31, 2017 was a loss of $2.3 million compared to positive $5.2 million in the prior year period, and gross margin declined to a loss of 5.9% in the six months ended March 31, 2017 compared to positive 15.6% in the prior year period. These declines are primarily due to the $9.8 million warranty expense discussed above.
SG&A was $13.5 million in the six months ended March 31, 2017 compared to $13.4 million in the prior year period. SG&A decreased to 34.6% of net sales for the six months ended March 31, 2017 from 40.1% of net sales in the prior year period.
Corporate
SG&A was $17.7 million in the six months ended March 31, 2017 compared to $17.0 million in the prior year period.
Liquidity and Capital Resources
We amended our term loan credit agreement on February 21, 2017, which reduced the applicable interest rate spread by 75 basis points.
We had cash and cash equivalents of $328.3 million at March 31, 2017 and $125.3 million of additional borrowing capacity under our ABL Agreement based on March 31, 2017 data. Undistributed earnings of our subsidiaries in Canada and China are considered to be permanently invested outside the United States. At March 31, 2017, cash and cash equivalents included $9.6 million and $6.9 million in Canada and China, respectively.
Our ABL Agreement and Term Loan discussed below contain customary representations and warranties, covenants and provisions governing an event of default.  The covenants restrict our ability to engage in certain specified activities, including but not limited to the payment of dividends and the redemption of our common stock.

Cash flows from operating activities of continuing operations are categorized below.

	Six months ended
	March 31,
	2017	2016
	(in millions)
Collections from customers	$361.9	$344.2
Disbursements, other than interest and income taxes	(359.4)	(332.8)
Interest payments, net	(10.5)	(10.6)
Income tax payments, net	(8.3)	(5.9)
Cash used in operating activities	$(16.3)	$(5.1)
Collections from customers were higher during the six months ended March 31, 2017 compared to the prior year period primarily due to the timing of cash receipts, primarily at Mueller Technologies.
Increased disbursements, other than interest and income taxes, during the six months ended March 31, 2017 reflect differences in the timing of expenditures.
We paid $50 million to Bank of America, N.A. in connection with an accelerated share repurchase agreement during the six months ended March 31, 2017. This agreement was fulfilled in May 2017. We repurchased a total of approximately 4.1 million shares of our common stock.
As mentioned earlier, we acquired Singer Valve for $26.5 million during the six months ended March 31, 2017.
Capital expenditures were $14.1 million in the six months ended March 31, 2017 compared to $11.9 million in the prior year period. We estimate 2017 capital expenditures will be between $33 million and $37 million.
We anticipate that our existing cash, cash equivalents and borrowing capacity combined with our expected operating cash flows will be sufficient to meet our anticipated operating expenses, income tax payments, capital expenditures and debt service obligations as they become due through March 31, 2018. However, our ability to make these payments will depend partly upon our future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control.
ABL Agreement
At March 31, 2017, the ABL Agreement consisted of a revolving credit facility for up to $225 million of revolving credit borrowings, swing line loans and letters of credit. The ABL Agreement permits us to increase the size of the credit facility by an additional $150 million in certain circumstances subject to adequate borrowing base availability. We may borrow up to $25 million through swing line loans and may have up to $60 million of letters of credit outstanding.
Borrowings under the ABL Agreement bear interest at a floating rate equal to LIBOR, plus a margin ranging from 125 to 150 basis points, or a base rate, as defined in the ABL Agreement, plus a margin ranging from 25 to 50 basis points. At March 31, 2017, the applicable LIBOR-based margin was 125 basis points.
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

Term Loan
We had $488.8 million face value outstanding under the Term Loan at March 31, 2017. During the quarter ended March 31, 2017, we amended the Term Loan, which reduced the applicable interest rate spread by 75 basis points. Term Loan borrowings accrue interest at a floating rate equal to LIBOR, subject to a floor of 0.75%, plus 250 basis points. We may voluntarily repay amounts borrowed under the Term Loan at any time. The principal amount of the Term Loan is required to be repaid in quarterly installments of $1.225 million. The Term Loan matures on November 25, 2021. The Term Loan is guaranteed by substantially all of our U.S. subsidiaries and secured by essentially all of our assets, although the ABL Agreement has a senior claim on certain collateral securing borrowings thereunder.
Our corporate credit rating and the credit rating for our debt are presented below.

	Moody’s		Standard & Poor's
	March 31,	September 30,	March 31,	September 30,
	2017	2016	2017	2016
Corporate credit rating	Ba3	Ba3	BB-	BB-
ABL Agreement	Not rated	Not rated	Not rated	Not rated
Term Loan	Ba3	Ba3	BB	BB
Outlook	Stable	Stable	Stable	Stable
Off-Balance Sheet Arrangements
We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose” entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, at March 31, 2017 we did not have any undisclosed borrowings, debt, derivative contracts or synthetic leases. Therefore, we were not exposed to any financing, liquidity, market or credit risk that could have arisen had we engaged in such relationships.
We use letters of credit and surety bonds in the ordinary course of business to ensure the performance of contractual obligations. At March 31, 2017, we had $20.0 million of letters of credit and $39.2 million of surety bonds outstanding.
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
During the quarter ended March 31, 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Refer to the information provided in Note 12. to the notes to the condensed consolidated financial statements presented in Item 1 of Part I of this report.

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
During the quarter ended March 31, 2017, we repurchased shares of our common stock, including shares surrendered to us to pay the tax withholding obligations of participants in connection with the lapsing of restrictions on restricted stock units, as follows.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs (in millions)
January 1-31, 2017	6,729	$13.35	—	$—
February 1-28, 2017	2,919,708	13.70	2,919,708	—
March 1-31, 2017	—	—	—	—
Total	2,926,437	$13.70	2,919,708	$—
On February 6, 2017, we entered into an accelerated share repurchase agreement with Bank of America, N.A. (“Bank of America”) to repurchase $50 million of our outstanding common stock. On February 7, 2017, we paid $50 million to Bank of America, for which we received the shares shown above, based on the closing price of our common stock on February 3, 2017, and another 1.2 million shares of our common stock in April and May 2017, which fulfilled the agreement. The total shares delivered reflect the average price of our common stock over the entire purchase period, less a discount.

Item 6.	EXHIBITS

Exhibit No.	Document
10.20.4 * **	Agreement, dated May 5, 2017 by and between Mueller Water Products, Inc. and Gregory S. Rogowski.
10.27.1
First Amendment to Term Loan Credit Agreement, dated February 21, 2017. Incorporated by reference to Exhibit 10.1 to Mueller Water Products, Inc. Form 8-K (File no. 001-32892) filed on February 21, 2017.

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

MUELLER WATER PRODUCTS, INC.
Date:	May 9, 2017	By:	/s/ Evan L. Hart
Evan L. Hart
Chief Financial Officer