Form 10-Q
period 2017-06-30
Mueller Water Products, Inc.
filed 2017-08-09
CIK 1350593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
☐                       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
There were 158,588,182 shares of common stock of the registrant outstanding at July 31, 2017.

PART I

Item 1.	FINANCIAL STATEMENTS
MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	September 30,
	2017	2016
	(in millions, except share amounts)
Assets:
Cash and cash equivalents	$353.2	$195.0
Receivables, net	140.7	131.8
Inventories	141.1	130.7
Other current assets	20.0	12.7
Current assets held for sale	—	142.1
Total current assets	655.0	612.3
Property, plant and equipment, net	110.1	108.4
Intangible assets	442.0	434.6
Other noncurrent assets	27.1	25.4
Noncurrent assets held for sale	—	99.9
Total assets	$1,234.2	$1,280.6

Liabilities and equity:
Current portion of long-term debt	$5.5	$5.6
Accounts payable	58.7	73.7
Other current liabilities	46.9	61.7
Current liabilities held for sale	—	44.8
Total current liabilities	111.1	185.8
Long-term debt	475.7	478.8
Deferred income taxes	99.0	109.9
Other noncurrent liabilities	86.1	85.8
Noncurrent liabilities held for sale	—	0.8
Total liabilities	771.9	861.1

Commitments and contingencies (Note 13)

Common stock: 600,000,000 shares authorized; 158,514,187 and 161,693,051 shares outstanding at June 30, 2017 and September 30, 2016, respectively	1.6	1.6
Additional paid-in capital	1,497.5	1,563.9
Accumulated deficit	(974.9)	(1,078.9)
Accumulated other comprehensive loss	(63.0)	(68.3)
Total Company stockholders’ equity	461.2	418.3
Noncontrolling interest	1.1	1.2
Total equity	462.3	419.5
Total liabilities and equity	$1,234.2	$1,280.6

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended		Nine months ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in millions, except per share amounts)
Net sales	$232.2	$224.7	$599.1	$585.0
Cost of sales	149.7	141.5	412.5	394.9
Gross profit	82.5	83.2	186.6	190.1
Operating expenses:
Selling, general and administrative	38.7	39.4	114.2	112.2
Pension settlement	—	16.6	—	16.6
Other charges	1.2	4.6	5.0	6.2
Total operating expenses	39.9	60.6	119.2	135.0
Operating income	42.6	22.6	67.4	55.1
Interest expense, net	5.1	6.0	17.0	18.0
Income before income taxes	37.5	16.6	50.4	37.1
Income tax expense	13.4	5.6	16.2	11.8
Income from continuing operations	24.1	11.0	34.2	25.3
Income (loss) from discontinued operations	(0.1)	4.5	69.8	12.1
Net income	$24.0	$15.5	$104.0	$37.4

Income per basic share:
Continuing operations	$0.15	$0.07	$0.21	$0.15
Discontinued operations	—	0.03	0.44	0.08
Net income	$0.15	$0.10	$0.65	$0.23

Income per diluted share:
Continuing operations	$0.15	$0.07	$0.21	$0.15
Discontinued operations	—	0.02	0.43	0.08
Net income	$0.15	$0.09	$0.64	$0.23

Weighted average shares outstanding:
Basic	159.1	161.6	160.6	161.2
Diluted	160.6	163.6	162.4	163.3

Dividends declared per share	$0.04	$—	$0.11	$0.07

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended		Nine months ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in millions)
Net income	$24.0	$15.5	$104.0	$37.4
Other comprehensive income (loss):
Minimum pension liability	1.0	7.2	3.0	(1.2)
Income tax effects	(0.4)	(2.8)	(1.2)	0.5
Foreign currency translation	1.2	(0.2)	0.7	0.8
Derivative fair value change	(0.7)	(1.8)	4.5	(4.9)
Income tax effects	0.3	0.7	(1.7)	1.9
	1.4	3.1	5.3	(2.9)
Comprehensive income	$25.4	$18.6	$109.3	$34.5

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF EQUITY NINE MONTHS ENDED JUNE 30, 2017 (UNAUDITED)

	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Non-controlling interest	Total
	(in millions)
Balance at September 30, 2016	$1.6	$1,563.9	$(1,078.9)	$(68.3)	$1.2	$419.5
Net income	—	—	104.0	—	(0.1)	103.9
Dividends declared	—	(17.6)	—	—	—	(17.6)
Stock repurchased under buyback program	—	(55.0)	—	—	—	(55.0)
Shares retained for employee taxes	—	(2.7)	—	—	—	(2.7)
Stock-based compensation	—	3.7	—	—	—	3.7
Stock issued under stock compensation plans	—	5.2	—	—	—	5.2
Other comprehensive income, net of tax	—	—	—	5.3	—	5.3
Balance at June 30, 2017	$1.6	$1,497.5	$(974.9)	$(63.0)	$1.1	$462.3

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended
	June 30,
	2017	2016
	(in millions)
Operating activities:
Net income	$104.0	$37.4
Less income from discontinued operations	69.8	12.1
Income from continuing operations	34.2	25.3
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation	14.9	13.4
Amortization	16.2	15.9
Stock-based compensation	3.5	3.5
Retirement plans	2.6	20.2
Deferred income taxes	(14.4)	(8.5)
Other, net	1.4	3.0
Changes in assets and liabilities, net of acquisition:
Receivables	(5.8)	(13.0)
Inventories	(4.6)	4.8
Other assets	(4.0)	(5.7)
Liabilities	(18.6)	(4.5)
Net cash provided by operating activities	25.4	54.4
Investing activities:
Business acquisitions, net of cash acquired	(26.0)	—
Capital expenditures	(21.6)	(17.0)
Proceeds from sales of assets	0.2	0.2
Net cash used in investing activities	(47.4)	(16.8)
Financing activities:
Stock repurchased under buyback program	(55.0)	—
Dividends	(17.6)	(11.3)
Employee taxes related to stock-based compensation	(2.7)	(3.2)
Repayments of debt	(3.7)	(3.8)
Issuance of common stock	5.2	2.9
Deferred financing costs	(1.0)	(0.1)
Other	0.2	(0.3)
Net cash used in financing activities	(74.6)	(15.8)
Net cash flows from discontinued operations:
Operating activities	(42.5)	19.2
Investing activities	297.2	(5.6)
Financing activities	(0.1)	—
Net cash provided by discontinued operations	254.6	13.6
Effect of currency exchange rate changes on cash	0.2	(0.2)
Net change in cash and cash equivalents	158.2	35.2
Cash and cash equivalents at beginning of period	195.0	113.1
Cash and cash equivalents at end of period	$353.2	$148.3

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 2017
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

	Three months ended		Nine months ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in millions)
Net sales	$—	$85.4	$83.1	$251.4
Cost of sales	—	61.5	62.8	180.8
Gross profit	—	23.9	20.3	70.6
Operating expenses:
Selling, general and administrative	0.1	16.5	17.0	51.4
Other charges	—	0.4	0.2	0.4
Total operating expenses	0.1	16.9	17.2	51.8
Income (loss) before income taxes	(0.1)	7.0	3.1	18.8
Income tax expense	—	2.5	1.2	6.7
	(0.1)	4.5	1.9	12.1
Gain on sale, net of tax	—	—	67.9	—
Income (loss) from discontinued operations	$(0.1)	$4.5	$69.8	$12.1
The table below presents the components of the balance sheet accounts classified as assets and liabilities held for sale and the related net deferred income tax liability.

September 30,
2016
(in millions)
Assets:
Receivables, net	$54.9
Inventories	83.1
Other current assets	4.1
Total current assets held for sale	142.1

Property, plant and equipment, net	46.7
Intangible assets	51.4
Other noncurrent assets	1.8
Total noncurrent assets held for sale	99.9
Total assets held for sale	$242.0

Liabilities:
Current portion of long-term debt	$0.3
Accounts payable	27.1
Other current liabilities	17.4
Total current liabilities held for sale	44.8

Long-term debt	0.4
Other noncurrent liabilities	0.4
Total noncurrent liabilities held for sale	0.8
Total liabilities held for sale	$45.6

Net deferred income tax liability associated with discontinued operations	$13.0

Note 3. Acquisition
On February 15, 2017, we acquired Singer Valve, a manufacturer of automatic control valves, and its affiliate that distributes Singer Valve products in the U.S, for an aggregate cash consideration of $26.4 million, net of post-closing adjustments. Singer Valve had net sales of approximately $15 million in calendar 2016 and is included in our Mueller Co. segment. During the third quarter, we also acquired the Chinese affiliate of Singer Valve for $0.2 million in cash. The initial allocation of consideration to the assets and liabilities of these companies, which is still subject to change, is presented below, in millions.

Assets acquired and liabilities assumed:
Cash	$0.6
Receivables	1.9
Inventories	5.8
Other current assets	0.5
Property, plant and equipment	1.0
Intangible assets and goodwill	17.7
Accounts payable	(0.7)
Other current liabilities	(0.2)
Consideration paid	$26.6
We have not yet completed our final valuation of intangible assets, but we expect that any goodwill recognized will be deductible for income tax purposes.
Note 4. Income Taxes
At June 30, 2017 and September 30, 2016, the gross liabilities for unrecognized income tax benefits were $3.0 million and $2.8 million, respectively.
The reconciliation between the U.S. federal statutory income tax rate and the effective tax rate is presented below.

	Three months ended		Nine months ended
	June 30,		June 30,
	2017	2016	2017	2016
Adjustments to reconcile to the effective tax rate:
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%	35.0%
State tax apportionment change	—	—	1.7	—
State income taxes, net of federal benefit	3.9	4.5	3.9	4.4
Excess tax benefit for stock-based compensation	(0.2)	0.7	(4.6)	(1.4)
Tax credits	(1.0)	(2.2)	(1.7)	(2.8)
U.S. manufacturing deduction	(4.7)	(4.2)	(4.5)	(3.7)
Other	2.7	(0.1)	2.3	0.3
Effective tax rate	35.7%	33.7%	32.1%	31.8%
Note 5. Borrowing Arrangements
The components of our long-term debt are presented below.

	June 30,	September 30,
	2017	2016
	(in millions)
ABL Agreement	$—	$—
Term Loan	486.0	489.4
Other	1.5	1.3
	487.5	490.7
Less deferred financing costs	6.3	6.3
Less current portion	5.5	5.6
Long-term debt	$475.7	$478.8

ABL Agreement. At June 30, 2017, our asset based lending agreement (“ABL Agreement”) consisted of a revolving credit facility for up to $225 million of revolving credit borrowings, swing line loans and letters of credit. The ABL Agreement permits us to increase the size of the credit facility by an additional $150 million in certain circumstances subject to adequate borrowing base availability. We may borrow up to $25 million through swing line loans and may have up to $60 million of letters of credit outstanding.
Borrowings under the ABL Agreement bear interest at a floating rate equal to LIBOR, plus a margin ranging from 125 to 150 basis points, or a base rate, as defined in the ABL Agreement, plus a margin ranging from 25 to 50 basis points. At June 30, 2017, the applicable rate was LIBOR plus 150 basis points.
The ABL Agreement terminates on July 13, 2021. We pay a commitment fee for any unused borrowing capacity under the ABL Agreement of 25 basis points per annum. Our obligations under the ABL Agreement are secured by a first-priority perfected lien on all of our U.S. receivables and inventories, certain cash and other supporting obligations. Borrowings are not subject to any financial maintenance covenants unless excess availability is less than the greater of $17.5 million and 10% of the Loan Cap as defined in the ABL Agreement. Excess availability based on June 30, 2017 data, as reduced by outstanding letters of credit, swap contract liabilities and accrued fees and expenses of $23.5 million, was $109.5 million.
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
The Term Loan accrues interest at a floating rate equal to LIBOR, subject to a floor of 0.75%, plus 250 basis points. At June 30, 2017, the weighted-average effective interest rate was 4.36%. We may voluntarily repay amounts borrowed under the Term Loan at any time. The principal amount of the Term Loan is required to be repaid in quarterly installments of $1.225 million, with any remaining principal due on November 25, 2021. The Term Loan is guaranteed by substantially all of our U.S. subsidiaries and is secured by essentially all of our assets, although the ABL Agreement has a senior claim on certain collateral securing borrowings thereunder. The Term Loan is reported net of unamortized discount, which was $1.6 million at June 30, 2017. Based on quoted market prices, the outstanding Term Loan had a fair value of $490.6 million at June 30, 2017.
The Term Loan contains affirmative and negative operating covenants applicable to us and our restricted subsidiaries. We believe we were compliant with these covenants at June 30, 2017 and expect to remain in compliance through June 30, 2018.
Note 6. Derivative Financial Instruments
We are exposed to interest rate risk that we manage to some extent using derivative instruments. Under our April 2015 interest rate swap contracts, we receive interest calculated using 3-month LIBOR, subject to a floor of 0.75%, and pay fixed interest at 2.341%, on an aggregate notional amount of $150.0 million. These swap contracts effectively fix the cash interest rate on $150.0 million of our borrowings under the Term Loan at 4.841% through September 30, 2021.
We have designated our interest rate swap contracts as cash flow hedges of our future interest payments and elected to apply the “shortcut” method of assessing hedge effectiveness. As a result, the gains and losses on the swap contracts are reported as a component of other comprehensive income or loss and are reclassified into interest expense as the related interest payments are made. During the quarter and nine months ended June 30, 2017, we included $0.4 million and $1.5 million of such interest expense, respectively, in income from continuing operations.
In connection with the acquisition of Singer Valve discussed in Note 3., Mueller Water Products, Inc. loaned funds to one of our Canadian subsidiaries. Although this intercompany loan has no direct effect on our consolidated financial statements, it creates exposure to currency risk for the Canadian subsidiary. To reduce this exposure, we entered into a U.S. dollar-Canadian dollar swap contract with the Canadian subsidiary and an offsetting Canadian dollar-U.S. dollar swap with a domestic bank. We have not designated these swaps as hedges and the changes in their fair value are included in earnings, where they offset the currency gain or loss associated with the intercompany loan.

The fair values of the swap contracts are presented below.

	June 30,	September 30,
	2017	2016
	(in millions)
Interest rate swap contracts, designated as cash flow hedges:
Other current liabilities	$1.3	$2.0
Other noncurrent liabilities	1.5	5.3
Total liability	$2.8	$7.3

Currency swap contracts, not designated as hedges:
Other noncurrent liabilities	$0.8	$—
The fair values and the classification of the fair values of the interest rate swaps between current and noncurrent portions are based on calculated cash flows using publicly available interest rate forward rate yield curve information, but amounts due at the actual settlement dates are dependent on actual rates in effect at the settlement dates and may differ significantly from amounts shown above.
The fair values of the currency swaps are as reported to us by the bank counterparty, which we believe to be a reliable source.
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

	Three months ended		Nine months ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in millions)
Service cost	$0.5	$0.5	$1.5	$1.3
Components of net periodic benefit cost that will be excluded from operating income upon adoption of ASU 2017-07:
Interest cost	3.6	5.0	10.8	15.1
Expected return on plan assets	(4.2)	(4.9)	(12.7)	(15.1)
Amortization of actuarial net loss	1.0	0.7	3.0	2.3
Pension settlement	—	16.6	—	16.6
	0.4	17.4	1.1	18.9
Net periodic benefit cost	$0.9	$17.9	$2.6	$20.2
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

Note 8. Capital Stock
Common stock share activity is presented below.

Shares outstanding at September 30, 2016	161,693,051
Shares repurchased	(4,581,227)
Exercise of stock options	872,452
Vesting of restricted stock units, net of shares withheld for taxes	256,155
Settlement of performance-based restricted stock units, net of shares withheld for taxes	160,063
Exercise of employee stock purchase plan instruments	113,693
Shares outstanding at June 30, 2017	158,514,187
In February 2017, we entered into an accelerated share repurchase agreement with Bank of America, N.A. paid them $50 million. We subsequently received 4,139,255 shares of our common stock based on the average of the daily volume-weighted average prices of our common stock over the purchase period, less a fixed discount .
In May 2017 and June 2017, we repurchased an additional 441,972 shares of our common stock for a total cost of $5.0 million through open market purchases.
Note 9. Stock-based Compensation Plans
We have granted various forms of stock-based compensation, including stock options, restricted stock units and both cash-settled and stock-settled performance-based restricted stock units (“PRSUs”) under our Amended and Restated 2006 Mueller Water Products, Inc. Stock Incentive Plan (“2006 Stock Plan”). We have also granted cash-settled Phantom Plan instruments under the Mueller Water Products, Inc. Phantom Plan (“Phantom Plan”).
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
The 234,895 stock-settled PRSUs awarded in the nine months ended June 30, 2017 will settle in three years.
During the quarter and nine months ended June 30, 2017, 3,334 and 350,295 restricted stock units vested, respectively.
At June 30, 2017, the outstanding Phantom Plan instruments had a fair value of $11.68 per instrument and our liability for Phantom Plan instruments was $2.2 million.

We granted stock-based compensation under the 2006 Stock Plan, the Mueller Water Products, Inc. 2006 Employee Stock Purchase Plan and the Phantom Plan during the nine months ended June 30, 2017 as follows.

	Number granted	Weighted average grant date fair value per instrument	Total grant date fair value (in millions)
Quarter ended December 31, 2016:
Restricted stock units	177,861	$13.26	$2.4
Employee stock purchase plan instruments	39,231	2.34	0.1
Phantom Plan awards	187,115	13.26	2.5
PRSUs: 2017 award	59,285	13.26	0.8
2016 award	73,826	13.26	1.0
2015 award	68,556	13.26	0.9
Quarter ended March 31, 2017:
Restricted stock units	165,999	12.82	2.1
Employee stock purchase plan instruments	38,267	2.44	0.1
Phantom Plan awards	12,145	12.66	0.2
PRSUs: 2017 award	19,012	13.15	0.2
Quarter ended June 30, 2017:
Employee stock purchase plan instruments	36,195	2.70	0.1
			$10.4
Income from continuing operations included stock-based compensation expense of $0.4 million and $2.0 million during the quarters ended June 30, 2017 and 2016, respectively, and $5.1 million and $5.6 million during the nine months ended June 30, 2017 and 2016, respectively. At June 30, 2017, there was approximately $8.7 million of unrecognized compensation expense related to stock-based compensation arrangements, and 219,866 PRSUs that have been awarded for the 2018 and 2019 performance periods, for which performance goals have not been set.
We excluded 165,186 and 257,811 of stock-based compensation instruments from the calculations of diluted earnings per share for the quarters ended June 30, 2017 and 2016, respectively, and 208,868 and 925,296 for the nine months ended June 30, 2017 and 2016, respectively, since their inclusion would have been antidilutive.

Note 10. Supplemental Balance Sheet Information
Selected supplemental balance sheet information is presented below.

	June 30,	September 30,
	2017	2016
	(in millions)
Inventories:
Purchased components and raw material	$68.0	$67.0
Work in process	33.6	31.4
Finished goods	39.5	32.3
	$141.1	$130.7
Property, plant and equipment:
Land	$5.6	$5.7
Buildings	52.7	50.6
Machinery and equipment	261.2	248.3
Construction in progress	14.4	14.8
	333.9	319.4
Accumulated depreciation	(223.8)	(211.0)
	$110.1	$108.4
Other current liabilities:
Compensation and benefits	$23.9	$32.7
Customer rebates	6.3	8.3
Taxes other than income taxes	3.0	3.0
Warranty	4.7	2.0
Income taxes	0.2	4.6
Environmental	1.7	5.0
Interest	0.5	0.5
Other	6.6	5.6
	$46.9	$61.7

Note 11. Segment Information
Summarized financial information for our segments is presented below.

	Three months ended		Nine months ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in millions)
Net sales, excluding intercompany:
Mueller Co.	$207.6	$198.7	$535.5	$525.6
Mueller Technologies	24.6	26.0	63.6	59.4
	$232.2	$224.7	$599.1	$585.0
Operating income (loss):
Mueller Co.	$52.9	$51.7	$113.3	$110.4
Mueller Technologies	(1.6)	(1.5)	(17.5)	(10.2)
Corporate	(8.7)	(27.6)	(28.4)	(45.1)
	$42.6	$22.6	$67.4	$55.1
Depreciation and amortization:
Mueller Co.	$8.9	$8.5	$27.0	$25.5
Mueller Technologies	1.2	1.2	3.8	3.5
Corporate	0.1	0.1	0.3	0.3
	$10.2	$9.8	$31.1	$29.3
Pension settlement and other charges:
Mueller Co.	$0.4	$2.4	$2.1	$3.0
Mueller Technologies	—	—	0.1	0.5
Corporate	0.8	18.8	2.8	19.3
	$1.2	$21.2	$5.0	$22.8
Capital expenditures:
Mueller Co.	$6.1	$3.6	$13.8	$12.4
Mueller Technologies	1.3	1.5	7.6	4.5
Corporate	0.1	—	0.2	0.1
	$7.5	$5.1	$21.6	$17.0
Mueller Technologies' operating loss for the nine months ended June 30, 2017 includes a warranty expense of $9.8 million, as described in Note 13.
Note 12. Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss is presented below.

	Minimum pension liability, net of tax	Foreign currency translation	Derivative instruments, net of tax	Total

Balance at September 30, 2016	$(57.7)	$(6.1)	$(4.5)	$(68.3)
Current period other comprehensive income	1.8	0.7	2.8	5.3
Balance at June 30, 2017	$(55.9)	$(5.4)	$(1.7)	$(63.0)

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
The purchaser of U.S. Pipe has been identified as a “potentially responsible party” (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA” which is sometimes referred to as “Superfund”) in connection with a former manufacturing facility operated by U.S. Pipe that was in the vicinity of a proposed Superfund site located in North Birmingham, Alabama.  Under the terms of the acquisition agreement relating to our sale of U.S. Pipe, we agreed to indemnify the purchaser for certain environmental liabilities, including those arising out of the former manufacturing site located in North Birmingham.  Accordingly, the purchaser tendered the matter to us for indemnification, which we accepted.  Ultimate liability for the site will depend on many factors that have not yet been determined, including the determination of whether the site will be added to the National Priorities List and designated as a “Superfund site,” EPA’s remediation costs, the number and financial viability of the other PRPs (there are four other PRPs currently) and the determination of the final allocation of the costs among the PRPs, if any.  Accordingly, because the amount of such costs cannot be reasonably estimated at this time, no amounts were accrued for this matter at June 30, 2017.
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
In July 2015, Walter Energy filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code before the Bankruptcy Court for the Northern District of Alabama (“Chapter 11 Case”). During the pendency of the Chapter 11 Case, we monitored the proceeding to determine whether we could be liable for all or a portion of this federal income tax liability if it is incurred, and not discharged, for any period during which we were included in the Walter Energy consolidated group.
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
On February 2, 2017, at the request of Walter Energy, the Bankruptcy Court for the Northern District of Alabama signed an order converting the Chapter 11 Case to a liquidation proceeding under Chapter 7 of the U.S. Bankruptcy Code, pursuant to which Walter Energy will be wound-down and liquidated (“Chapter 7 Case”). In its objection contesting such conversion, the IRS indicated its intent to pursue collection of amounts included in the Proof of Claim from former members of the Walter Energy consolidated group.
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
Other Matters. Certain Mueller Technologies radio products produced between 2011 and 2014 and installed in particularly harsh environments have been failing at higher-than-expected rates. During the quarter ended March 31, 2017, we conducted additional testing of these products and revised our estimates of related warranty expenses. Consequently, we recorded an additional warranty expense of $9.8 million associated with these products in that quarter.
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
Note 14. Subsequent Events
On July 26, 2017, our board of directors declared a dividend of $0.04 per share on our common stock, payable on or about August 21, 2017 to stockholders of record at the close of business on August 11, 2017.

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
In February 2017, we acquired Singer Valve, a manufacturer of automatic control valves, and its affiliate that distributes Singer Valve products in the U.S, for an aggregate cash purchase price of $26.4 million, net of post-closing adjustments. During the third quarter, we also acquired the Chinese affiliate of Singer Valve for $0.2 million in cash. Singer Valve had net sales of approximately $15 million in calendar 2016 and is included in our Mueller Co. segment.
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
Since the third quarter of 2016, our average cost for our primary raw materials, brass ingot and scrap steel, have increased 25% and 30%, respectively. This environment can also increase our cost of purchased parts. We expect material costs will continue to rise during the fourth quarter and we cannot reliably predict when these costs will stabilize. While we have announced price increases in response to these increased costs, the acceptance of the price increases is uncertain.

Mueller Technologies
The municipal market is the key end market for Mueller Technologies. Mueller Technologies is currently comprised of two businesses, Mueller Systems and Echologics. These businesses are project-oriented and depend on customer adoption of their technology-based products and services. Mueller Systems is focused on the AMI segment of the market. Echologics is focused on leak detection and pipe condition assessment. We ended the 2017 third quarter with higher AMI backlog at Mueller Systems and a greater number of projects under contract at Echologics, in each case as compared with the prior year.
Results of Operations
Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

	Three months ended June 30, 2017
	Mueller Co.	Mueller Technologies	Corporate	Total
	(in millions)
Net sales	$207.6	$24.6	$—	$232.2
Gross profit	$76.9	$5.6	$—	$82.5
Operating expenses:
Selling, general and administrative	23.6	7.2	7.9	38.7
Other charges	0.4	—	0.8	1.2
	24.0	7.2	8.7	39.9
Operating income (loss)	$52.9	$(1.6)	$(8.7)	42.6
Interest expense, net				5.1
Income before income taxes				37.5
Income tax expense				13.4
Income from continuing operations				$24.1

	Three months ended June 30, 2016
	Mueller Co.	Mueller Technologies	Corporate	Total
	(in millions)
Net sales	$198.7	$26.0	$—	$224.7
Gross profit	$77.5	$5.7	$—	$83.2
Operating expenses:
Selling, general and administrative	23.4	7.2	8.8	39.4
Pension settlement and other charges	2.4	—	18.8	21.2
	25.8	7.2	27.6	60.6
Operating income (loss)	$51.7	$(1.5)	$(27.6)	22.6
Interest expense, net				6.0
Loss before income taxes				16.6
Income tax expense				5.6
Income from continuing operations				$11.0
Consolidated Analysis
Net sales for the quarter ended June 30, 2017 increased $7.5 million to $232.2 million from $224.7 million due primarily to increased shipment volumes at Mueller Co., including Singer Valve, which we acquired in February 2017.
Gross profit for the quarter ended June 30, 2017 declined $0.7 million to $82.5 million from $83.2 million in the prior year period primarily due to higher material costs more than offsetting the benefits from higher shipment volumes and productivity improvements. Gross margin declined to 35.5% for the quarter ended June 30, 2017 compared to 37.0% in the prior year period for the same reasons.

Selling, general and administrative expenses (“SG&A”) for the quarter ended June 30, 2017 decreased to $38.7 million from $39.4 million in the prior year period due primarily to lower personnel-related expenses more than offsetting the incremental expenses of Singer Valve. SG&A as a percentage of net sales was 16.7% in the quarter ended June 30, 2017 and 17.5% in the prior year period.
Interest expense, net decreased $0.9 million in the quarter ended June 30, 2017 compared to the prior year period. The components of interest expense, net are provided below.

	Three months ended
	June 30,
	2017	2016
	(in millions)
Term Loan	$4.5	$5.0
Interest rate swap contracts	0.4	—
Deferred financing costs amortization	0.5	0.5
ABL Agreement	0.2	0.3
Other interest expense	0.1	0.3
	5.7	6.1
Interest income	(0.6)	(0.1)
	$5.1	$6.0
Segment Analysis
Mueller Co.
Net sales for the quarter ended June 30, 2017 increased 4.5% to $207.6 million from $198.7 million in the prior year period, due primarily to increased shipment volumes, including those of Singer Valve.
Gross profit for the quarter ended June 30, 2017 decreased to $76.9 million from $77.5 million in the prior year period primarily due to higher material costs, partially offset by productivity improvements and the effect of purchase accounting on inventory cost at Singer Valve. Gross margin declined to 37.0% for the quarter ended June 30, 2017 compared to 39.0% in the prior year period primarily for the same reasons.
SG&A for the quarter ended June 30, 2017 increased to $23.6 million from $23.4 million in the prior year period. Additional expenses of Singer Valve were mostly offset by lower personnel-related expenses. SG&A was 11.4% and 11.8% of net sales for the quarters ended June 30, 2017 and 2016, respectively.
Mueller Technologies
Net sales in the quarter ended June 30, 2017 decreased 5.4% to $24.6 million from $26.0 million in the prior year period. Mueller Technologies net sales of AMR systems and visual read meters were lower year-over-year, but were partially offset by higher shipments of AMI and leak detection/condition assessment products.
Gross profit was $5.6 million in the quarter ended June 30, 2017 and $5.7 million in the prior year period. Gross margin increased to 22.8% in the quarter ended June 30, 2017 compared to 21.9% in the prior year period. The overall net sales decline resulted in the decreased gross profit, but gross margin increased because sales of AMI and leak detection/condition assessment products generally earn higher margins.
SG&A in the quarter ended June 30, 2017 was $7.2 million, the same amount as the prior year period. SG&A increased to 29.3% of net sales for the quarter ended June 30, 2017 from 27.7% of net sales in the prior year period.
Corporate
SG&A was $7.9 million in the quarter ended June 30, 2017 and $8.8 million in the prior year period. This decrease was primarily due to lower personnel-related expenses.

Nine Months Ended June 30, 2017 Compared to Nine Months Ended June 30, 2016

	Nine months ended June 30, 2017
	Mueller Co.	Mueller Technologies	Corporate	Total
	(in millions)
Net sales	$535.5	$63.6	$—	$599.1
Gross profit	$183.3	$3.3	$—	$186.6
Operating expenses:
Selling, general and administrative	67.9	20.7	25.6	114.2
Other charges	2.1	0.1	2.8	5.0
	70.0	20.8	28.4	119.2
Operating income (loss)	$113.3	$(17.5)	$(28.4)	67.4
Interest expense, net				17.0
Income before income taxes				50.4
Income tax expense				16.2
Income from continuing operations				$34.2

	Nine months ended June 30, 2016
	Mueller Co.	Mueller Technologies	Corporate	Total
	(in millions)
Net sales	$525.6	$59.4	$—	$585.0
Gross profit	$179.2	$10.9	$—	$190.1
Operating expenses:
Selling, general and administrative	65.8	20.6	25.8	112.2
Pension settlement and other charges	3.0	0.5	19.3	22.8
	68.8	21.1	45.1	135.0
Operating income (loss)	$110.4	$(10.2)	$(45.1)	55.1
Interest expense, net				18.0
Loss before income taxes				37.1
Income tax expense				11.8
Income from continuing operations				$25.3
Consolidated Analysis
Net sales for the nine months ended June 30, 2017 increased $14.1 million to $599.1 million from $585.0 million due primarily to increased shipment volumes at both Mueller Co., including those of Singer Valve, and Mueller Technologies.
Gross profit for the nine months ended June 30, 2017 declined $3.5 million to $186.6 million from $190.1 million in the prior year period primarily due to the $9.8 million warranty expense recorded at Mueller Technologies in the 2017 second quarter. This was partially offset by increased shipment volumes and Mueller Co.'s productivity improvements. Gross margin declined to 31.1% for the nine months ended June 30, 2017 compared to 32.5% in the prior year period due to this warranty expense.
SG&A for the nine months ended June 30, 2017 increased to $114.2 million from $112.2 million in the prior year period due primarily to the incremental expenses of Singer Valve. SG&A as a percentage of net sales was 19.1% in the nine months ended June 30, 2017 and 19.2% in the prior year period.

Interest expense, net declined $1.0 million in the nine months ended June 30, 2017 compared to the prior year period. The components of interest expense, net are provided below.

	Nine months ended
	June 30,
	2017	2016
	(in millions)
Term Loan	$14.3	$15.3
Interest rate swap contracts	1.5	—
Deferred financing costs amortization	1.3	1.4
ABL Agreement	0.6	0.9
Other interest expense	0.5	0.6
	18.2	18.2
Interest income	(1.2)	(0.2)
	$17.0	$18.0
Segment Analysis
Mueller Co.
Net sales for the nine months ended June 30, 2017 increased 1.9% to $535.5 million compared to $525.6 million in the prior year period due primarily to increased shipment volumes, including Singer Valve.
Gross profit for the nine months ended June 30, 2017 increased to $183.3 million from $179.2 million in the prior year period due primarily to productivity improvements, partially offset by higher material costs. Gross margin increased to 34.2% for the nine months ended June 30, 2017 compared to 34.1% in the prior year period.
SG&A for the nine months ended June 30, 2017 increased to $67.9 million from $65.8 million in the prior year period primarily due to Singer Valve. SG&A was 12.7% and 12.5% of net sales for the nine months ended June 30, 2017 and 2016, respectively.
Mueller Technologies
Net sales in the nine months ended June 30, 2017 increased 7.1% to $63.6 million from $59.4 million in the prior year period primarily due to higher AMI shipment volumes.
Gross profit in the nine months ended June 30, 2017 was $3.3 million compared to $10.9 million in the prior year period, and gross margin declined to 5.2% in the nine months ended June 30, 2017 compared to 18.4% in the prior year period. These declines were primarily due to the $9.8 million warranty expense recorded in the 2017 second quarter.
SG&A was $20.7 million in the nine months ended June 30, 2017 compared to $20.6 million in the prior year period. SG&A decreased to 32.5% of net sales for the nine months ended June 30, 2017 from 34.7% of net sales in the prior year period.
Corporate
SG&A was $25.6 million in the nine months ended June 30, 2017 compared to $25.8 million in the prior year period.

Liquidity and Capital Resources
We amended our term loan credit agreement in February 2017, which reduced the applicable interest rate spread by 75 basis points.
We had cash and cash equivalents of $353.2 million at June 30, 2017 and $109.5 million of additional borrowing capacity under our ABL Agreement based on June 30, 2017 data. Undistributed earnings of our subsidiaries in Canada and China are considered to be permanently invested outside the United States. At June 30, 2017, cash and cash equivalents included $15.2 million and $6.9 million in Canada and China, respectively.
Our ABL Agreement and Term Loan discussed below contain customary representations and warranties, covenants and provisions governing an event of default.  The covenants restrict our ability to engage in certain specified activities, including but not limited to the payment of dividends and the redemption of our common stock.
Cash flows from operating activities of continuing operations are categorized below.

	Nine months ended
	June 30,
	2017	2016
	(in millions)
Collections from customers	$593.4	$571.9
Disbursements, other than interest and income taxes	(529.1)	(487.4)
Interest payments, net	(15.0)	(15.8)
Income tax payments, net	(23.9)	(14.3)
Cash provided by operating activities	$25.4	$54.4
Collections from customers were higher during the nine months ended June 30, 2017 compared to the prior year period primarily due to an increase in applicable net sales and improved timing of receipts.
Increased disbursements, other than interest and income taxes, during the nine months ended June 30, 2017 primarily reflect differences in the timing of expenditures.
During the nine months ended June 30, 2017, we repurchased 4.6 million shares of our common stock for a total cost of $55.0 million.
We acquired Singer Valve for $26.6 million during the nine months ended June 30, 2017.
Capital expenditures were $21.6 million in the nine months ended June 30, 2017 compared to $17.0 million in the prior year period. We estimate 2017 capital expenditures will be between $36 million and $38 million.
We anticipate that our existing cash, cash equivalents and borrowing capacity combined with our expected operating cash flows will be sufficient to meet our anticipated operating expenses, income tax payments, capital expenditures and debt service obligations as they become due through June 30, 2018. However, our ability to make these payments will depend partly upon our future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control.
ABL Agreement
At June 30, 2017, the ABL Agreement consisted of a revolving credit facility for up to $225 million of revolving credit borrowings, swing line loans and letters of credit. The ABL Agreement permits us to increase the size of the credit facility by an additional $150 million in certain circumstances subject to adequate borrowing base availability. We may borrow up to $25 million through swing line loans and may have up to $60 million of letters of credit outstanding.
Borrowings under the ABL Agreement bear interest at a floating rate equal to LIBOR, plus a margin ranging from 125 to 150 basis points, or a base rate, as defined in the ABL Agreement, plus a margin ranging from 25 to 50 basis points. At June 30, 2017, the applicable LIBOR-based margin was 150 basis points.
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
Term Loan
We had $487.6 million face value outstanding under the Term Loan at June 30, 2017. During the quarter ended March 31, 2017, we amended the Term Loan, which reduced the applicable interest rate spread by 75 basis points. Term Loan borrowings accrue interest at a floating rate equal to LIBOR, subject to a floor of 0.75%, plus 250 basis points. We may voluntarily repay amounts borrowed under the Term Loan at any time. The principal amount of the Term Loan is required to be repaid in quarterly installments of $1.225 million. The Term Loan matures on November 25, 2021. The Term Loan is guaranteed by substantially all of our U.S. subsidiaries and secured by essentially all of our assets, although the ABL Agreement has a senior claim on certain collateral securing borrowings thereunder.
Our corporate credit rating and the credit rating for our debt are presented below.

	Moody’s		Standard & Poor's
	June 30,	September 30,	June 30,	September 30,
	2017	2016	2017	2016
Corporate credit rating	Ba3	Ba3	BB-	BB-
ABL Agreement	Not rated	Not rated	Not rated	Not rated
Term Loan	Ba3	Ba3	BB	BB
Outlook	Stable	Stable	Stable	Stable
Off-Balance Sheet Arrangements
We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose” entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, at June 30, 2017 we did not have any undisclosed borrowings, debt, derivative contracts or synthetic leases. Therefore, we were not exposed to any financing, liquidity, market or credit risk that could have arisen had we engaged in such relationships.
We use letters of credit and surety bonds in the ordinary course of business to ensure the performance of contractual obligations. At June 30, 2017, we had $19.8 million of letters of credit and $46.8 million of surety bonds outstanding.
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
During the quarter ended June 30, 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Refer to the information provided in Note 13. to the notes to the condensed consolidated financial statements presented in Item 1 of Part I of this report.

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
During the quarter ended June 30, 2017, we repurchased shares of our common stock, including shares surrendered to us to pay the tax withholding obligations of participants in connection with the lapsing of restrictions on restricted stock units, as follows.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs (in millions)
April 1-30, 2017	601,061	$8.32	601,061	$—
May 1-31, 2017	797,994	8.79	796,886	—
June 1-30, 2017	263,572	11.39	263,572	—
Total	1,662,627	$9.03	1,661,519	$—
In April and May 2017, we received 1,219,547 shares related to the February 2017 accelerated share repurchase agreement with Bank of America, N.A., which fulfilled the agreement. We repurchased a total of 4,139,255 shares under that agreement for $50.0 million.

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
101*
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language), (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Other Comprehensive Loss, (iv) the Condensed Consolidated Statements of Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements.

*     Filed with this quarterly report

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MUELLER WATER PRODUCTS, INC.
Date:	August 9, 2017	By:	/s/ Evan L. Hart
Evan L. Hart
Chief Financial Officer