Form 10-Q
period 2017-12-31
Mueller Water Products, Inc.
filed 2018-02-08
CIK 1350593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2017
☐                       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
There were 158,754,223 shares of common stock of the registrant outstanding at January 31, 2018.

PART I

Item 1.	FINANCIAL STATEMENTS
MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 31,	September 30,
	2017	2017
	(in millions, except share amounts)
Assets:
Cash and cash equivalents	$348.3	$361.7
Receivables, net	107.4	145.3
Inventories	155.2	138.9
Other current assets	26.5	24.4
Total current assets	637.4	670.3
Property, plant and equipment, net	122.3	122.3
Intangible assets	434.6	439.3
Other noncurrent assets	25.9	26.4
Total assets	$1,220.2	$1,258.3

Liabilities and equity:
Current portion of long-term debt	$5.6	$5.6
Accounts payable	51.3	82.5
Other current liabilities	46.1	53.5
Total current liabilities	103.0	141.6
Long-term debt	474.3	475.0
Deferred income taxes	76.2	115.1
Other noncurrent liabilities	32.4	37.1
Total liabilities	685.9	768.8

Commitments and contingencies (Note 11)

Common stock: 600,000,000 shares authorized; 158,539,376 and 158,590,383 shares outstanding at December 31, 2017 and September 30, 2017, respectively	1.6	1.6
Additional paid-in capital	1,482.4	1,494.2
Accumulated deficit	(900.5)	(955.6)
Accumulated other comprehensive loss	(50.2)	(51.8)
Total Company stockholders’ equity	533.3	488.4
Noncontrolling interest	1.0	1.1
Total equity	534.3	489.5
Total liabilities and equity	$1,220.2	$1,258.3

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended
	December 31,
	2017	2016
	(in millions, except per share amounts)
Net sales	$178.3	$167.2
Cost of sales	122.9	115.4
Gross profit	55.4	51.8
Operating expenses:
Selling, general and administrative	39.8	36.3
Gain on sale of idle property	(9.0)	—
Strategic reorganization and other charges	3.9	1.3
Total operating expenses	34.7	37.6
Operating income	20.7	14.2
Pension costs other than service	0.2	0.3
Interest expense, net	5.2	6.4
Income before income taxes	15.3	7.5
Income tax expense (benefit)	(39.8)	2.1
Income from continuing operations	55.1	5.4
Income from discontinued operations	—	1.3
Net income	$55.1	$6.7

Income per basic share:
Continuing operations	$0.35	$0.03
Discontinued operations	—	0.01
Net income	$0.35	$0.04

Income per diluted share:
Continuing operations	$0.34	$0.03
Discontinued operations	—	0.01
Net income	$0.34	$0.04

Weighted average shares outstanding:
Basic	158.5	161.8
Diluted	160.0	164.6

Dividends declared per share	$0.04	$0.03

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended
	December 31,
	2017	2016
	(in millions)
Net income	$55.1	$6.7
Other comprehensive income (loss):
Pension	0.8	1.0
Income tax effects	(0.3)	(0.4)
Foreign currency translation	0.1	(1.5)
Derivative fair value change	1.6	4.7
Income tax effects	(0.6)	(1.8)
	1.6	2.0
Comprehensive income	$56.7	$8.7

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF EQUITY THREE MONTHS ENDED DECEMBER 31, 2017 (UNAUDITED)

	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Non-controlling interest	Total
	(in millions)
Balance at September 30, 2017	$1.6	$1,494.2	$(955.6)	$(51.8)	$1.1	$489.5
Net income (loss)	—	—	55.1	—	(0.1)	55.0
Dividends declared	—	(6.3)	—	—	—	(6.3)
Stock repurchased under buyback program	—	(10.0)	—	—	—	(10.0)
Shares retained for employee taxes	—	(1.8)	—	—	—	(1.8)
Stock-based compensation	—	2.0	—	—	—	2.0
Common stock issued	—	4.3	—	—	—	4.3
Other comprehensive income, net of tax	—	—	—	1.6	—	1.6
Balance at December 31, 2017	$1.6	$1,482.4	$(900.5)	$(50.2)	$1.0	$534.3

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended
	December 31,
	2017	2016
	(in millions)
Operating activities:
Net income	$55.1	$6.7
Less income from discontinued operations	—	1.3
Income from continuing operations	55.1	5.4
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Depreciation	4.9	4.9
Amortization	5.7	5.4
Stock-based compensation	2.0	1.8
Retirement plans	0.7	0.8
Deferred income taxes	(39.7)	(2.1)
Gain on sale of idle property	(9.0)	—
Other, net	0.7	0.3
Changes in assets and liabilities:
Receivables	38.4	27.4
Inventories	(16.3)	(12.2)
Other assets	(0.8)	(0.8)
Liabilities	(41.2)	(50.8)
Net cash provided by (used in) operating activities of continuing operations	0.5	(19.9)
Investing activities:
Capital expenditures	(6.4)	(4.2)
Proceeds from sales of assets	7.4	—
Net cash provided by (used in) investing activities of continuing operations	1.0	(4.2)
Financing activities:
Dividends	(6.3)	(4.8)
Employee taxes related to stock-based compensation	(1.8)	(2.5)
Repayments of debt	(1.2)	(1.3)
Common stock issued	4.3	0.4
Stock repurchased under buyback program	(10.0)	—
Other	—	0.1
Net cash used in financing activities of continuing operations	(15.0)	(8.1)
Net cash flows from discontinued operations:
Operating activities	—	12.4
Investing activities	—	(2.1)
Financing activities	—	(0.1)
Net cash provided by discontinued operations	—	10.2
Effect of currency exchange rate changes on cash	0.1	(0.7)
Net change in cash and cash equivalents	(13.4)	(22.7)
Cash and cash equivalents at beginning of period	361.7	195.0
Cash and cash equivalents at end of period	$348.3	$172.3

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2017

Note 1.	Organization
Mueller Water Products, Inc., a Delaware corporation, together with its consolidated subsidiaries, operates in two business segments: Infrastructure and Technologies. Infrastructure manufactures valves for water and gas systems, including butterfly, iron gate, tapping, check, knife, plug and ball valves, as well as dry-barrel and wet-barrel fire hydrants. Technologies offers metering systems, leak detection, pipe condition assessment and other related products and services. The “Company,” “we,” “us” or “our” refer to Mueller Water Products, Inc. and its subsidiaries. With regard to the Company’s segments, “we,” “us” or “our” may also refer to the segment being discussed.
On January 6, 2017, we sold our former Anvil segment. Amounts applicable to Anvil have been classified as discontinued operations.
Infrastructure owns a 49% ownership interest in an industrial valve joint venture. Due to substantive control features in the operating agreement, all of the joint venture's assets, liabilities and results of operations are included in our consolidated financial statements. The net loss attributable to noncontrolling interest is included in selling, general and administrative expenses. Noncontrolling interest is recorded at its carrying value, which approximates fair value.
Unless the context indicates otherwise, whenever we refer to a particular year, we mean our fiscal year ended or ending September 30 in that particular calendar year.
Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which require us to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses and the disclosure of contingent assets and liabilities for the reporting periods. Actual results could differ from those estimates. All significant intercompany balances and transactions have been eliminated. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2017. In our opinion, all normal and recurring adjustments that we consider necessary for a fair financial statement presentation have been made. Certain reclassifications have been made to previously reported amounts to conform to the current presentation. The condensed consolidated balance sheet data at September 30, 2017 was derived from audited financial statements, but does not include all disclosures required by GAAP.
On October 1, 2017, we adopted Financial Accountings Standards Board Accounting Standards Update No. 2017-07, which requires us to exclude from operating income the components of net periodic benefit cost other than service cost. Accordingly, in the Condensed Consolidated Statement of Operations for the three months ended December 31, 2016, we have reclassified $0.2 million from selling, general and administrative expenses and $0.1 million from cost of sales to pension costs other than service.
On February 15, 2017, we acquired Singer Valve. Singer had net sales of $3.7 million in the quarter ended December 31, 2017 and is included in Infrastructure.
HR-1, formerly referred to as the Tax Cuts and Jobs Act, was enacted on December 22, 2017 and made significant revisions to federal income tax laws, including lowering the corporate income tax rate to 21% from 35%, effective January 1, 2018. The effects of these revisions are discussed in Note 3.
In May 2014, the Financial Accounting Standards Board (“FASB”) issued new guidance for the recognition of revenue and requiring additional financial statement disclosures.  We plan to adopt this guidance using the modified retrospective transition method beginning in the first quarter of fiscal 2019. We have completed our initial scoping and are implementing a project plan to evaluate revenue recognition practices for each revenue stream against the new requirements, to consider changes to the terms of our sales contracts, and to design and implement processes to quantify the effects of necessary changes. This work is ongoing, but at this time, we do not expect the new guidance to materially impact our stockholders' equity, net sales or operating income.
On September 7, 2017, we announced a strategic reorganization plan designed to accelerate our product innovation and revenue growth. We have adopted a matrix management structure, where business teams have line and cross-functional responsibility for managing distinct product portfolios, and engineering, operations, sales and marketing and other functions are centralized to better align with business needs and generate greater efficiencies. Costs and expenses in the quarter ended December 31, 2017 for this plan, included in strategic reorganization and other charges, were primarily personnel-related.

Table of Contents
Index to Financial Statements

Activity in accrued restructuring, reported as part of other current liabilities, is presented below.

Three months ended
December 31, 2017
(in millions)
Beginning balance	$3.3
Expense	2.3
Payments	(1.4)
Ending balance	$4.2

Note 2.	Discontinued Operations and Divestitures
On December 4, 2017, we sold an idle property in Burlington, New Jersey that had previously been a plant in our former U.S. Pipe segment and recorded a gain of $9.0 million on our Corporate segment. We received $7.4 million in cash, recorded net current assets of $0.8 million and conveyed plant, property and equipment with a net carrying value of $0.4 million, and the buyer assumed related environmental liabilities with a carrying value of $1.2 million.
On January 6, 2017, we sold our former Anvil segment to affiliates of One Equity Partners. The table below presents a summary of the operating results for the Anvil discontinued operations during the quarter ended December 31, 2016. These operating results do not reflect what they would have been had Anvil not been sold.

Three months ended
December 31, 2016
(in millions)
Net sales	$83.1
Cost of sales	62.8
Gross profit	20.3
Operating expenses:
Selling, general and administrative	18.3
Other charges	0.2
Total operating expenses	18.5
Operating income	1.8
Income tax expense	0.5
Income from discontinued operations	$1.3

Note 3.	Income Taxes
On December 22, 2017, HR-1, formerly referred to as the Tax Cuts and Jobs Act (“Act”), was enacted, which made significant revisions to federal income tax laws, including lowering the corporate income tax rate to 21% from 35% effective January 1, 2018, overhauling the taxation of income earned outside the United States and eliminating or limiting certain deductions.
Our deferred tax assets and liabilities are provided at the enacted tax rates in effect when we expect to recognize the related tax expenses or benefits. The average of these rates varies slightly from year to year but historically has been approximately 39%. With the legislation changing enacted rates taking place in the current quarter, we have remeasured our deferred tax items at an average rate of approximately 25%. This resulted in a provisional income tax benefit of $42.6 million, which is subject to change, if necessary, as we continue to analyze certain aspects of the Act and refine our calculations. We do not expect changes to this amount to be material.
The Act also imposes a one-time transition tax on the undistributed, non-previously taxed, post-1986 foreign “earnings and profits” (as defined by the IRS) of certain U.S.-owned corporations. Determination of our transition tax liability requires us to calculate foreign earnings and profits going back to 1992, which in many cases requires information that is not readily available, and then to assess our historical overall foreign loss position and the applicability of certain foreign tax credits. We are gathering this information and completing these calculations, but we are unable at this time to reasonably estimate our transition tax liability, and therefore we have not recorded any amount for this tax at December 31, 2017.

In addition to the deferred tax remeasurement item discussed above, our income tax benefit includes federal income tax expense on our current period earnings at a full-year blended rate of 24.5%, since the rate reduction in the Act is effective on January 1, 2018. The reconciliation between the U.S. federal statutory income tax rate and the effective tax rate is presented below.

	Three months ended
	December 31,
	2017	2016
U.S. federal statutory income tax rate	24.5%	35.0%
Adjustments to reconcile to the effective tax rate:
State income taxes, net of federal benefit	4.3	3.9
Valuation allowance adjustment related to stock compensation	(5.7)	—
Excess tax benefits related to stock compensation	(2.8)	(7.6)
Domestic production activities deduction	(1.6)	(3.3)
Tax credits	(0.9)	(0.8)
Other	0.5	0.8
	18.3%	28.0%
Remeasurement of deferred taxes for change in rates	(278.4)	—
Effective income tax rate	(260.1)%	28.0%
At December 31, 2017 and September 30, 2017, the gross liabilities for unrecognized income tax benefits were $3.1 million and $3.0 million, respectively.

Note 4.	Borrowing Arrangements
The components of our long-term debt are presented below.

	December 31,	September 30,
	2017	2017
	(in millions)
ABL Agreement	$—	$—
Term Loan	483.7	484.8
Other	1.7	1.7
	485.4	486.5
Less deferred financing costs	5.5	5.9
Less current portion	5.6	5.6
Long-term debt	$474.3	$475.0
ABL Agreement. At December 31, 2017, our asset based lending agreement (“ABL Agreement”) consisted of a revolving credit facility for up to $225 million of revolving credit borrowings, swing line loans and letters of credit. The ABL Agreement permits us to increase the size of the credit facility by an additional $150 million in certain circumstances subject to adequate borrowing base availability. We may borrow up to $25 million through swing line loans and may have up to $60 million of letters of credit outstanding.
Borrowings under the ABL Agreement bear interest at a floating rate equal to LIBOR, plus a margin ranging from 125 to 150 basis points, or a base rate, as defined in the ABL Agreement, plus a margin ranging from 25 to 50 basis points. At December 31, 2017, the applicable rate was LIBOR plus 125 basis points.
The ABL Agreement terminates on July 13, 2021. We pay a commitment fee for any unused borrowing capacity under the ABL Agreement of 25 basis points per annum. Our obligations under the ABL Agreement are secured by a first-priority perfected lien on all of our U.S. receivables and inventories, certain cash and other supporting obligations. Borrowings are not subject to any financial maintenance covenants unless excess availability is less than the greater of $17.5 million and 10% of the Loan Cap as defined in the ABL Agreement. Excess availability based on December 31, 2017 data, as reduced by outstanding letters of credit, swap contract liabilities and accrued fees and expenses of $19.8 million, was $96.3 million.

Term Loan. On November 25, 2014, we entered into a $500.0 million senior secured term loan (“Term Loan”). The proceeds from the Term Loan, along with other cash, were used to prepay our 7.375% Senior Subordinated Notes and 8.75% Senior Unsecured Notes and to satisfy and discharge our obligations under the respective indentures.
The Term Loan accrues interest at a floating rate equal to LIBOR, subject to a floor of 0.75%, plus 250 basis points. At December 31, 2017, the weighted-average effective interest rate was 4.60%. We may voluntarily repay amounts borrowed under the Term Loan at any time. The principal amount of the Term Loan is required to be repaid in quarterly installments of $1.225 million, with any remaining principal due on November 25, 2021. The Term Loan is guaranteed by substantially all of our U.S. subsidiaries and is secured by essentially all of our assets, although the ABL Agreement has a senior claim on certain collateral securing borrowings thereunder. The Term Loan is reported net of unamortized discount, which was $1.4 million at December 31, 2017. Based on quoted market prices, the outstanding Term Loan had a fair value of $490 million at December 31, 2017.
The Term Loan contains affirmative and negative operating covenants applicable to us and our restricted subsidiaries. We believe we were compliant with these covenants at December 31, 2017 and expect to remain in compliance through December 31, 2018.

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
We have designated our interest rate swap contracts as cash flow hedges of our future interest payments and elected to apply the “shortcut” method of assessing hedge effectiveness. As a result, the gains and losses on the swap contracts are reported as a component of other comprehensive loss and are reclassified into interest expense as the related interest payments are made. During the quarters ended December 31, 2017 and December 31, 2016, we included $0.4 million and $0.6 million of such interest expense in income from continuing operations, respectively.
The fair values of the swap contracts are presented below.

	December 31,	September 30,
	2017	2017
	(in millions)
Interest rate swap contracts, designated as cash flow hedges:
Other current liabilities	$0.7	$1.2
Other noncurrent liabilities	0.2	1.3
	$0.9	$2.5

Currency swap contracts, not designated as hedges:
Other noncurrent liabilities	$1.3	$1.3
The fair values and the classification of the fair values between current and noncurrent portions are based on calculated cash flows using publicly available interest rate forward rate yield curve information, but amounts due at the actual settlement dates are dependent on actual rates in effect at the settlement dates and may differ significantly from amounts shown above.

Note 6.	Retirement Plans
The components of net periodic benefit cost for our pension plans are presented below.

	Three months ended
	December 31,
	2017	2016
	(in millions)
Service cost	$0.5	$0.5
Pension costs other than service:
Interest cost	3.6	3.6
Expected return on plan assets	(4.2)	(4.3)
Amortization of actuarial net loss	0.8	1.0
	0.2	0.3
Net periodic benefit cost	$0.7	$0.8
The amortization of actuarial losses, net of tax, is recorded as a component of other comprehensive loss.

Note 7.	Stock-based Compensation Plans
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
We awarded 171,288 stock-settled PRSUs in the quarter ended December 31, 2017 scheduled to settle in three years.
We issued 146,061 shares and 263,410 shares of common stock during the quarters ended December 31, 2017 and 2016, respectively, to settle PRSUs.
In addition to the PRSU activity, 213,532 restricted stock units vested during the quarter ended December 31, 2017.
We have granted cash-settled Phantom Plan instruments under the Mueller Water Products, Inc. Phantom Plan (“Phantom Plan”). At December 31, 2017, the outstanding Phantom Plan instruments had a fair value of $12.53 per instrument and our liability for Phantom Plan instruments was $1.2 million.
We granted stock-based compensation awards under the 2006 Stock Plan, the Mueller Water Products, Inc. 2006 Employee Stock Purchase Plan and the Phantom Plan during the three months ended December 31, 2017 as follows.

	Number granted	Weighted average grant date fair value per instrument	Total grant date fair value (in millions)
Restricted stock units	171,288	$12.41	$2.1
Employee stock purchase plan instruments	35,099	2.28	0.1
Phantom Plan awards	160,672	12.41	2.0
PRSUs: 2018 award	57,092	12.41	0.7
2017 award	71,070	12.41	0.9
2016 award	71,072	12.41	0.9
			$6.7

Income from continuing operations included stock-based compensation expense of $2.4 million and $2.7 million during the three months ended December 31, 2017 and 2016, respectively. At December 31, 2017, there was approximately $8.9 million of unrecognized compensation expense related to stock-based compensation arrangements, and 185,270 PRSUs that have been awarded for the 2019 and 2020 performance periods, for which performance goals have not been set.
We excluded 70,996 and 323,010 of stock-based compensation instruments from the calculations of diluted earnings per share for the quarters ended December 31, 2017 and 2016, respectively, since their inclusion would have been antidilutive.

Note 8.	Supplemental Balance Sheet Information
Selected supplemental balance sheet information is presented below.

	December 31,	September 30,
	2017	2017
	(in millions)
Inventories:
Purchased components and raw material	$74.3	$67.7
Work in process	37.8	35.6
Finished goods	43.1	35.6
	$155.2	$138.9

Other current assets:
Maintenance and repair tooling	$3.2	$3.3
Income taxes	11.9	10.9
Other	11.4	10.2
	$26.5	$24.4

Property, plant and equipment:
Land	$5.5	$5.6
Buildings	51.4	53.4
Machinery and equipment	270.0	266.7
Construction in progress	25.2	24.7
	352.1	350.4
Accumulated depreciation	(229.8)	(228.1)
	$122.3	$122.3
Other current liabilities:
Compensation and benefits	$18.2	$26.9
Customer rebates	8.1	6.5
Taxes other than income taxes	2.4	3.2
Warranty	3.7	3.5
Income taxes	0.8	0.9
Environmental	1.2	1.3
Interest	0.7	0.6
Restructuring	4.2	3.3
Other	6.8	7.3
	$46.1	$53.5

Note 9.	Segment Information
Summarized financial information for our segments is presented below.

	Three months ended
	December 31,
	2017	2016
	(in millions)
Net sales, excluding intercompany:
Infrastructure	$160.1	$146.3
Technologies	18.2	20.9
	$178.3	$167.2
Intercompany sales:
Infrastructure	$—	$1.1
Technologies	—	—
	$—	$1.1
Operating income (loss):
Infrastructure	$28.1	$26.2
Technologies	(4.7)	(2.2)
Corporate	(2.7)	(9.8)
	$20.7	$14.2
Depreciation and amortization:
Infrastructure	$9.1	$9.0
Technologies	1.4	1.2
Corporate	0.1	0.1
	$10.6	$10.3
Strategic reorganization and other charges:
Infrastructure	$—	$0.1
Technologies	0.1	—
Corporate	3.8	1.2
	$3.9	$1.3
Capital expenditures:
Infrastructure	$4.8	$3.0
Technologies	1.5	1.1
Corporate	0.1	0.1
	$6.4	$4.2

Note 10.	Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss is presented below.

	Pension, net of tax	Foreign currency translation	Derivative instruments, net of tax	Total

Balance at September 30, 2017	$(47.0)	$(3.3)	$(1.5)	$(51.8)
Current period other comprehensive income (loss)	0.5	0.1	1.0	1.6
Balance at December 31, 2017	$(46.5)	$(3.2)	$(0.5)	$(50.2)

Note 11.	Commitments and Contingencies
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
The purchaser of U.S. Pipe has been identified as a “potentially responsible party” (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) in connection with a former manufacturing facility operated by U.S. Pipe that was in the vicinity of a proposed Superfund site located in North Birmingham, Alabama. Under the terms of the acquisition agreement relating to our sale of U.S. Pipe, we agreed to indemnify the purchaser for certain environmental liabilities, including those arising out of the former manufacturing site in North Birmingham. Accordingly, the purchaser tendered the matter to us for indemnification, which we accepted. Ultimate liability for the site will depend on many factors that have not yet been determined, including the determination of EPA’s remediation costs, the number and financial viability of the other PRPs (there are four other PRPs currently) and the determination of the final allocation of the costs among the PRPs. Accordingly, because the amount of such costs cannot be reasonably estimated at this time, no amounts had been accrued for this matter at December 31, 2017.
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
As described further below, the IRS is currently alleging that Walter Energy owes substantial amounts for prior taxable periods (specifically, 1983-1994, 2000-2002 and 2005). As a matter of law, we are jointly and severally liable for any final tax determination, which means we would be liable in the event Walter Energy is unable to pay any amounts owed.

In July 2015, Walter Energy filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code before the Bankruptcy Court for the Northern District of Alabama (“Chapter 11 Case”). During the pendency of the Chapter 11 Case, we monitored the proceeding to determine whether we could be liable for all or a portion of this federal income tax liability if it is incurred, and not discharged, for any period during which we were included in the Walter Energy consolidated group. On January 11, 2016, the IRS filed a proof of claim in the Chapter 11 Case, alleging that Walter Energy owes taxes, interest and penalties for the years 1983-1994, 2000-2002 and 2005 in an aggregate amount of $554.3 million ($229.1 million of which the IRS claims is entitled to priority status in the Chapter 11 Case).  The IRS asserts that its claim is based on an alleged settlement of Walter Energy’s tax liability for the 1983-1995 taxable periods in connection with Walter Energy’s prior bankruptcy proceeding in the United States Bankruptcy Court for the Middle District of Florida.  In the proof of claim, the IRS included an alternative calculation in the event the alleged settlement of the prior bankruptcy court is found to be non-binding, which provides for a claim by the IRS in an aggregate amount of $860.4 million ($535.3 million of which the IRS claims is entitled to priority status in the Chapter 11 Case).
According to a quarterly report on Form 10-Q filed by Walter Energy with the SEC on November 5, 2015 (“Walter November 2015 Filing”), at September 30, 2015, Walter Energy had $33.0 million of accruals for unrecognized tax benefits in connection with the matters subject to the IRS claims. In the Walter November 2015 Filing, Walter Energy stated it believed it had sufficient accruals to address any claims, including interest and penalties, and did not believe that any potential difference between any final settlements and amounts accrued would have a material effect on Walter Energy’s financial position, but such potential difference could be material to its results of operations in a future reporting period.
According to a Form 8-K filed by Walter Energy with the SEC on April 1, 2016 (“Walter April 2016 Filing”), on March 31, 2016, Walter Energy closed on the sale of substantially all of Walter Energy’s Alabama assets pursuant to the provisions of Sections 105, 363 and 365 of the Bankruptcy Code.  The Walter April 2016 Filing further stated that Walter Energy would have no further material business operations after April 1, 2016 and Walter Energy was evaluating its options with respect to the wind down of its remaining assets.  The asset sale did not impact the IRS’ proof of claim filed in the bankruptcy cases and the proof of claim, as well as the alleged tax liability thereunder, remain unresolved.
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
We cannot predict whether or to what extent we may become liable for the tax-related amounts of the Walter Energy consolidated group asserted in the IRS’ proof of claim filed in the bankruptcy cases, in part, because: (i) the amounts owed by the Walter Energy consolidated group for certain of the taxable periods from 1980 through 2006 remain unresolved; (ii) it is unclear what priority, if any, the IRS will receive in the Chapter 7 Case with respect to its claims against Walter Energy, and whether and to what extent funds will be available in the Chapter 7 Case to pay priority tax claims.  We also intend to vigorously assert any and all available defenses against any liability we may have as a member of the Walter Energy consolidated group.  However, we cannot currently estimate our liability, if any, relating to the tax-related liabilities of Walter Energy’s consolidated tax group for tax years prior to 2007, and such liability could have a material adverse effect on our business, financial condition, liquidity or results of operations.
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
On January 24, 2018, our board of directors declared a dividend of $0.05 per share on our common stock, payable on or about February 20, 2018 to stockholders of record at the close of business on February 9, 2018.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto that appear elsewhere in this report. This report contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements that address activities, events or developments that we intend, expect, plan, project, believe or anticipate will or may occur in the future are forward-looking statements. Forward-looking statements are based on certain assumptions and assessments made by us in light of our experience and perception of historical trends, current conditions and expected future developments. Actual results and the timing of events may differ materially from those contemplated by the forward-looking statements due to a number of factors, including regional, national or global political, economic, business, competitive, market and regulatory conditions and the other factors described under the section entitled “RISK FACTORS” in Item 1A. of our annual report on Form 10-K for the year ended September 30, 2017 (“Annual Report”). Undue reliance should not be placed on any forward-looking statements. The Company does not have any intention or obligation to update forward-looking statements, except as required by law.
Unless the context indicates otherwise, whenever we refer to a particular year, we mean our fiscal year ended or ending September 30 in that particular calendar year. We manage our businesses and report operations through two business segments, Infrastructure and Technologies, based largely on the products sold and the customers served.
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
On January 6, 2017, we sold our former Anvil segment. Amounts applicable to Anvil have been classified as discontinued operations.
Business
We expect our two primary end markets, repair and replacement of water infrastructure driven by municipal spending and new water infrastructure installation driven by residential construction to grow in 2018. We expect the residential construction market to grow faster than municipal spending.
Infrastructure
We estimate approximately 60% of Infrastructure’s 2017 net sales were for repair and replacement directly related to municipal water infrastructure spending, approximately 30% were related to residential construction activity and approximately 10% were related to natural gas utilities.
Infrastructure announced price increases on valves, hydrants and gas products effective in February 2018 for its U.S. and Canadian markets. We believe that some customers may accelerate orders prior to the effective date of the price increases.
Technologies
The municipal market is the key end market for Technologies. These businesses are project-oriented and depend on customer adoption of their technology-based products and services. Mueller Systems is benefiting from its recent introduction of new, longer-range radio capabilities, and its growth strategy is focused on the AMI segment of the market. Mueller Systems’ 2018 first quarter AMI backlog was lower at December 31, 2017 than at December 31, 2016. Echologics had a greater number of projects under contract at at December 31, 2017 than at December 31, 2016.

Results of Operations
Three Months Ended December 31, 2017 Compared to Three Months Ended December 31, 2016

	Three months ended December 31, 2017
	Infrastructure	Technologies	Corporate	Total
	(in millions)
Net sales	$160.1	$18.2	$—	$178.3
Gross profit	$52.5	$2.9	$—	$55.4
Operating expenses:
Selling, general and administrative	24.4	7.5	7.9	39.8
Gain on sale of idle property	—	—	(9.0)	(9.0)
Strategic reorganization and other charges	—	0.1	3.8	3.9
	24.4	7.6	2.7	34.7
Operating income (loss)	$28.1	$(4.7)	$(2.7)	20.7
Pension costs other than service				0.2
Interest expense, net				5.2
Income before income taxes				15.3
Income tax benefit				(39.8)
Income from continuing operations				$55.1

	Three months ended December 31, 2016
	Infrastructure	Technologies	Corporate	Total
	(in millions)
Net sales	$146.3	$20.9	$—	$167.2
Gross profit	$47.6	$4.2	$—	$51.8
Operating expenses:
Selling, general and administrative	21.3	6.4	8.6	36.3
Other charges	0.1	—	1.2	1.3
	21.4	6.4	9.8	37.6
Operating income (loss)	$26.2	$(2.2)	$(9.8)	14.2
Pension costs other than service				0.3
Interest expense, net				6.4
Income before income taxes				7.5
Income tax expense				2.1
Income from continuing operations				$5.4
Consolidated Analysis
Net sales for the quarter ended December 31, 2017 increased $11.1 million to $178.3 million from $167.2 million due primarily to increased shipment volumes, including the addition of Singer Valve, and improved pricing at Infrastructure, which were partially offset by volume decline at Technologies.
Gross profit for the quarter ended December 31, 2017 increased $3.6 million to $55.4 million from $51.8 million in the prior year period primarily due to increased shipment volumes, improved pricing and Infrastructure's improved operating efficiencies and other manufacturing cost savings, partially offset by increased material costs. Gross margin increased to 31.1% for the quarter ended December 31, 2017 compared to 31.0% in the prior year period.
Selling, general and administrative expenses (“SG&A”) for the quarter ended December 31, 2017 increased to $39.8 million from $36.3 million in the prior year period due primarily to the acquisition of Singer Valve during the second quarter of last year and higher personnel-related expenses. SG&A as a percentage of net sales was 22.3% in the quarter ended December 31, 2017 and 21.7% in the prior year period.

Interest expense, net declined $1.2 million in the quarter ended December 31, 2017 compared to the prior year period. The components of interest expense, net are provided below.

	Three months ended
	December 31,
	2017	2016
	(in millions)
Term Loan	$4.8	$5.1
Interest rate swap contracts	0.4	0.6
Deferred financing costs amortization	0.5	0.4
ABL Agreement	0.2	0.2
Other interest expense	0.1	0.2
	6.0	6.5
Interest income	(0.8)	(0.1)
	$5.2	$6.4
On December 22, 2017, tax legislation was enacted that made significant revisions to federal income tax laws, including lowering the corporate income tax rate to 21 percent from 35 percent, overhauling the taxation of income earned outside the United States and eliminating or limiting certain deductions. Since the effective date of the tax rate change was January 1, 2018, we are subject to a blended federal statutory tax rate of 24.5 percent throughout fiscal 2018.
For the quarter ended December 31, 2017, we reported a net income tax benefit of $39.8 million, which was driven by a benefit of $42.6 million related to remeasurement of our net deferred income tax liabilities using the enacted tax rates in effect when we expect to recognize the related tax expenses or benefits. Other than this remeasurement benefit, income tax expense was $2.8 million, or 18.3 percent of income before income taxes. For the 2017 first quarter, income tax expense was 28.0 percent of income before income taxes. The reconciliation between the U.S. federal statutory income tax rate and the effective tax rate is presented below.

	Three months ended
	December 31,
	2017	2016
U.S. federal statutory income tax rate	24.5%	35.0%
Adjustments to reconcile to the effective tax rate:
State income taxes, net of federal benefit	4.3	3.9
Valuation allowance adjustment related to stock compensation	(5.7)	—
Excess tax benefits related to stock compensation	(2.8)	(7.6)
Domestic production activities deduction	(1.6)	(3.3)
Tax credits	(0.9)	(0.8)
Other	0.5	0.8
	18.3%	28.0%
Remeasurement of deferred taxes for change in rates	(278.4)%	—%
Effective income tax rate	(260.1)%	28.0%
Also under this legislation, we are subject to a one-time transition tax on undistributed foreign earnings, but the amount of this tax is not reasonably estimable at this time. Accordingly, no provision for this tax has been recorded, but will be recorded later in 2018.
Segment Analysis
Infrastructure
Net sales for the quarter ended December 31, 2017 increased 9.4% to $160.1 million compared to $146.3 million in the prior year period, primarily due to higher shipment volumes, the addition of Singer Valve and favorable pricing.
Gross profit for the quarter ended December 31, 2017 increased to $52.5 million from $47.6 million in the prior year period due to increased shipment volumes, improved operating efficiencies and other manufacturing cost savings. Gross margin increased to 32.8% for the quarter ended December 31, 2017 compared to 32.5% in the prior year period.

SG&A for the quarter ended December 31, 2017 increased to $24.4 million from $21.3 million in the prior year period. SG&A was 15.2% and 14.6% of net sales for the quarters ended December 31, 2017 and 2016, respectively. These increases in SG&A were primarily due to higher personnel-related expenses and the additional SG&A of Singer Valve.
Technologies
Net sales in the quarter ended December 31, 2017 declined to $18.2 million from $20.9 million in the prior year period primarily due to lower AMI shipment volumes, partially offset by increased leak detection sales.
Gross profit in the quarter ended December 31, 2017 was $2.9 million compared to $4.2 million in the prior year period. Gross margin declined to 15.9% in the quarter ended December 31, 2017 compared to 20.1% in the prior year period. These declines were primarily due to lower shipment volumes.
SG&A increased to $7.5 million in the quarter ended December 31, 2017 compared to $6.4 million in the prior year period due to personnel-related expenses. SG&A increased to 41.2% of net sales for the quarter ended December 31, 2017 from 30.6% of net sales in the prior year period.
Corporate
SG&A was $7.9 million in the quarter ended December 31, 2017 compared to $8.6 million in the prior year period.
Liquidity and Capital Resources
We had cash and cash equivalents of $348.3 million at December 31, 2017 and $96.3 million of additional borrowing capacity under our ABL Agreement based on December 31, 2017 data, which, along with cash generated by operations, would be our source of incremental liquidity. Undistributed earnings from our subsidiaries in Canada and China are considered to be permanently invested outside the United States. At December 31, 2017, cash and cash equivalents included $12.1 million and $7.2 million in Canada and China, respectively.
We expect the recently enacted tax law changes to benefit our liquidity through reduction in overall income tax liability and through provisions allowing immediate deductibility for capital assets placed in service in the next five years. This benefit will be partially offset by payment of the transition tax discussed above. However, the transition tax may be paid over eight years, and we do not expect any payments to have a material liquidity impact in any particular year.
We repurchased shares of our common stock for $10 million during the quarter ended December 31, 2017, and we had $180 million remaining on our share repurchase authorization at that date.
The ABL Agreement and Term Loan contain customary representations and warranties, covenants and provisions governing an event of default.  The covenants restrict our ability to engage in certain specified activities, including but not limited to the payment of dividends and the redemption of our common stock.
Cash flows from operating activities of continuing operations are categorized below.

	Three months ended
	December 31,
	2017	2016
	(in millions)
Collections from customers	$216.1	$194.6
Disbursements, other than interest and income taxes	(211.3)	(203.5)
Interest payments, net	(4.4)	(5.6)
Income tax refunds (payments), net	0.1	(5.4)
Cash provided by (used in) operating activities	$0.5	$(19.9)
Collections from customers were higher during the three months ended December 31, 2017 compared to the prior year period primarily due to the timing of cash receipts and net sales growth.
Increased disbursements, other than interest and income taxes, during the three months ended December 31, 2017 reflect higher purchasing activity, higher costs for raw materials, and differences in the timing of expenditures.
Income tax payments were lower during the three months ended December 31, 2017 compared to the prior year period because we began the current year quarter with U.S. federal income taxes prepaid.

Capital expenditures were $6.4 million in the three months ended December 31, 2017 compared to $4.2 million in the prior year period. We estimate 2018 capital expenditures will be between $40 million and $48 million, although we are also evaluating possibilities for additional capital expenditures in 2018.
We anticipate that our existing cash, cash equivalents and borrowing capacity combined with our expected operating cash flows will be sufficient to meet our anticipated operating expenses, income tax payments, capital expenditures and debt service obligations as they become due through December 31, 2018. However, our ability to make these payments will depend partly upon our future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control.
ABL Agreement
At December 31, 2017, the ABL Agreement consisted of a revolving credit facility for up to $225 million of revolving credit borrowings, swing line loans and letters of credit. The ABL Agreement permits us to increase the size of the credit facility by an additional $150 million in certain circumstances subject to adequate borrowing base availability. We may borrow up to $25 million through swing line loans and may have up to $60 million of letters of credit outstanding.
Borrowings under the ABL Agreement bear interest at a floating rate equal to LIBOR, plus a margin ranging from 125 to 150 basis points, or a base rate, as defined in the ABL Agreement, plus a margin ranging from 25 to 50 basis points. At December 31, 2017, the applicable LIBOR-based margin was 125 basis points.
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
Term Loan
We had $485.1 million face value outstanding under the Term Loan at December 31, 2017. Term Loan borrowings accrue interest at a floating rate equal to LIBOR, subject to a floor of 0.75%, plus 250 basis points. We may voluntarily repay amounts borrowed under the Term Loan at any time. The principal amount of the Term Loan is required to be repaid in quarterly installments of $1.225 million. The Term Loan matures on November 25, 2021. The Term Loan is guaranteed by substantially all of our U.S. subsidiaries and secured by essentially all of our assets, although the ABL Agreement has a senior claim on certain collateral securing borrowings thereunder.
Our corporate credit rating and the credit rating for our debt are presented below.

	Moody’s		Standard & Poor's
	December 31,	September 30,	December 31,	September 30,
	2017	2017	2017	2017
Corporate credit rating	Ba3	Ba3	BB-	BB-
ABL Agreement	Not rated	Not rated	Not rated	Not rated
Term Loan	Ba3	Ba3	BB	BB
Outlook	Stable	Stable	Stable	Stable

Off-Balance Sheet Arrangements
We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose” entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, at December 31, 2017 we did not have any undisclosed borrowings, debt, derivative contracts or synthetic leases. Therefore, we were not exposed to any financing, liquidity, market or credit risk that could have arisen had we engaged in such relationships.
We use letters of credit and surety bonds in the ordinary course of business to ensure the performance of contractual obligations. At December 31, 2017, we had $17.5 million of letters of credit and $35.6 million of surety bonds outstanding.
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
During the quarter ended December 31, 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Recent changes in U.S. tax law may have a significant impact on our Company

On December 22, 2017, HR-1, formerly referred to as the Tax Cuts and Jobs Act, (“Act”) was signed into law, significantly impacting several sections of the Internal Revenue Code. The Act, among other things, reduces the corporate tax rate to 21% from 35%, limits the deductibility of interest expense and executive compensation and implements a modified territorial tax system which includes a one-time transition tax on deemed repatriated earnings of foreign subsidiaries. The Act requires complex computations to be performed that were not previously required in U.S. tax law, judgments to be made in interpretation of the provisions of the Act and estimates in calculations, and the preparation and analysis of information not previously relevant or regularly produced. We are continuing to examine the impact of the Act, including certain provisions that will become applicable to us in fiscal year 2019 related to base erosion anti-abuse tax (“BEAT”), global intangible low-taxed income (“GILTI”), and other provisions that could adversely affect our effective tax rate in the future. The U.S. Treasury Department, the IRS, and other standard-setting bodies could interpret or issue guidance on how provisions of the Act will be applied or otherwise administered that is different from our interpretation. Furthermore, because there may be additional state income tax implications, we will continue to monitor changes in state and local tax laws to determine if state and local taxing authorities intend to conform or deviate from changes to U.S. federal tax legislation as a result of the Act.

In addition to the risk factor above and other information set forth in this report, you should carefully consider the factors discussed in PART I, “Item 1A. RISK FACTORS” in our Annual Report, each of which could materially affect our business, financial condition or operating results. These described risks are not the only risks facing us. Additional risks and uncertainties not known to us or that we deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the quarter ended December 31, 2017, we repurchased shares of our common stock, including shares repurchased under our existing share repurchase authorization and shares surrendered to us to pay the tax withholding obligations of participants in connection with the lapsing of restrictions on restricted stock units, as follows.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publically announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs (in millions)
October 1-31, 2017	—	$—	—	$—
November 1-30, 2017	845,390	12.15	823,739	—
December 1-31, 2017	122,753	12.35	—	—
Total	968,143	$12.17	823,739	$—

Item 6.	EXHIBITS

Exhibit No.	Document
3.1	Amended and Restated By-laws of Mueller Water Products, Inc. Incorporated by reference to Exhibit 3.1 to Mueller Water Products, Inc. Form 8-K (File no. 001-32892) filed on December 4, 2017.
10.20.5**
Amendment to Executive Change -In-Control Severance Agreement, dated January 11, 2018, by and between Mueller Water Products and Gregory S. Rogowski. Incorporated by reference to Exhibit 10.2 to Mueller Water Products, Inc. Form 8-K (File No. 001-32892) filed on January 12, 2018.

10.22.2**
Amendment to Executive Change -In-Control Severance Agreement, dated December 12, 2017, by and between Mueller Water Products and Keith L. Belknap. Incorporated by reference to Exhibit 10.2 to Mueller Water Products, Inc. Form 8-K (File No. 001-32892) filed on December 13, 2017.

10.29.2**
Fourth Amendment to Employment Agreement, dated December 27, 2017, between Mueller Water Products, Inc. and Marietta Edmunds Zakas. Incorporated by reference to Exhibit 10.1 to Mueller Water Products, Inc. Form 8-K (File No. 001-32892) filed on December 28, 2017.

10.29.3**
Amendment to Executive Change -In-Control Severance Agreement, dated January 11, 2018, by and between Mueller Water Products and Marietta Edmunds Zakas. Incorporated by reference to Exhibit 10.1 to Mueller Water Products, Inc. Form 8-K (File No. 001-32892) filed on January 12, 2018.

10.30.2**
Amendment to Executive Change -In-Control Severance Agreement, dated December 12, 2017, by and between Mueller Water Products and J. Scott Hall. Incorporated by reference to Exhibit 10.1 to Mueller Water Products, Inc. Form 8-K (File No. 001-32892) filed on December 13, 2017.

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

MUELLER WATER PRODUCTS, INC.
Date:	February 8, 2018	By:	/s/ Michael S. Nancarrow
Michael S. Nancarrow
Chief Accounting Officer