Form 10-Q
period 2018-03-31
Mueller Water Products, Inc.
filed 2018-05-09
CIK 1350593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
☐                       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
There were 158,101,489 shares of common stock of the registrant outstanding at April 30, 2018.

PART I

Item 1.	FINANCIAL STATEMENTS
MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	September 30,
	2018	2017
	(in millions, except share amounts)
Assets:
Cash and cash equivalents	$323.9	$361.7
Receivables, net	152.4	145.3
Inventories	156.2	138.9
Other current assets	21.2	24.4
Total current assets	653.7	670.3
Property, plant and equipment, net	124.0	122.3
Intangible assets	429.1	439.3
Other noncurrent assets	27.5	26.4
Total assets	$1,234.3	$1,258.3

Liabilities and equity:
Current portion of long-term debt	$5.6	$5.6
Accounts payable	58.3	82.5
Other current liabilities	49.8	53.5
Total current liabilities	113.7	141.6
Long-term debt	473.4	475.0
Deferred income taxes	78.2	115.1
Other noncurrent liabilities	37.2	37.1
Total liabilities	702.5	768.8

Commitments and contingencies (Note 11)

Common stock: 600,000,000 shares authorized; 158,047,381 and 158,590,383 shares outstanding at March 31, 2018 and September 30, 2017, respectively	1.6	1.6
Additional paid-in capital	1,467.7	1,494.2
Accumulated deficit	(890.3)	(955.6)
Accumulated other comprehensive loss	(48.4)	(51.8)
Total Company stockholders’ equity	530.6	488.4
Noncontrolling interest	1.2	1.1
Total equity	531.8	489.5
Total liabilities and equity	$1,234.3	$1,258.3

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended		Six months ended
	March 31,		March 31,
	2018	2017	2018	2017
	(in millions, except per share amounts)
Net sales	$233.2	$199.7	$411.5	$366.9
Cost of sales	158.7	147.2	281.6	262.6
Gross profit	74.5	52.5	129.9	104.3
Operating expenses:
Selling, general and administrative	42.7	38.7	82.5	75.0
Gain on sale of idle property	—	—	(9.0)	—
Strategic reorganization and other charges	1.9	2.5	5.8	3.8
Total operating expenses	44.6	41.2	79.3	78.8
Operating income	29.9	11.3	50.6	25.5
Pension costs other than service	0.3	0.4	0.5	0.7
Interest expense, net	5.2	5.5	10.4	11.9
Income before income taxes	24.4	5.4	39.7	12.9
Income tax expense (benefit)	14.2	0.7	(25.6)	2.8
Income from continuing operations	10.2	4.7	65.3	10.1
Income from discontinued operations	—	68.6	—	69.9
Net income	$10.2	$73.3	$65.3	$80.0

Income per basic share:
Continuing operations	$0.06	$0.03	$0.41	$0.06
Discontinued operations	—	0.43	—	0.44
Net income	$0.06	$0.46	$0.41	$0.50

Income per diluted share:
Continuing operations	$0.06	$0.03	$0.41	$0.06
Discontinued operations	—	0.42	—	0.43
Net income	$0.06	$0.45	$0.41	$0.49

Weighted average shares outstanding:
Basic	158.3	160.9	158.4	161.4
Diluted	159.4	162.5	159.6	163.2

Dividends declared per share	$0.05	$0.04	$0.09	$0.07

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended		Six months ended
	March 31,		March 31,
	2018	2017	2018	2017
	(in millions)
Net income	$10.2	$73.3	$65.3	$80.0
Other comprehensive income (loss):
Pension	0.8	1.0	1.6	2.0
Income tax effects	(0.2)	(0.4)	(0.5)	(0.8)
Foreign currency translation	(0.4)	1.0	(0.3)	(0.5)
Derivative fair value change	2.4	0.5	4.0	5.2
Income tax effects	(0.8)	(0.2)	(1.4)	(2.0)
	1.8	1.9	3.4	3.9
Comprehensive income	$12.0	$75.2	$68.7	$83.9

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF EQUITY SIX MONTHS ENDED MARCH 31, 2018 (UNAUDITED)

	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Non-controlling interest	Total
	(in millions)
Balance at September 30, 2017	$1.6	$1,494.2	$(955.6)	$(51.8)	$1.1	$489.5
Net income	—	—	65.3	—	0.1	65.4
Dividends declared	—	(14.3)	—	—	—	(14.3)
Stock repurchased under buyback program	—	(20.0)	—	—	—	(20.0)
Shares retained for employee taxes	—	(2.1)	—	—	—	(2.1)
Stock-based compensation	—	3.5	—	—	—	3.5
Common stock issued	—	6.4	—	—	—	6.4
Other comprehensive income, net of tax	—	—	—	3.4	—	3.4
Balance at March 31, 2018	$1.6	$1,467.7	$(890.3)	$(48.4)	$1.2	$531.8

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended
	March 31,
	2018	2017
	(in millions)
Operating activities:
Net income	$65.3	$80.0
Less income from discontinued operations	—	69.9
Income from continuing operations	65.3	10.1
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Depreciation	10.1	10.1
Amortization	11.4	10.8
Stock-based compensation	3.5	3.4
Retirement plans	1.5	1.7
Deferred income taxes	(38.6)	(14.2)
Gain on sale of idle property	(9.0)	—
Other, net	2.1	1.0
Changes in assets and liabilities:
Receivables	(6.8)	(5.2)
Inventories	(17.5)	(11.2)
Other assets	(2.0)	(2.4)
Liabilities	(18.4)	(20.4)
Net cash provided by (used in) operating activities of continuing operations	1.6	(16.3)
Investing activities:
Business acquisition, net of cash acquired	—	(26.2)
Capital expenditures	(14.4)	(14.1)
Proceeds from sales of assets	7.4	0.2
Net cash used in investing activities of continuing operations	(7.0)	(40.1)
Financing activities:
Dividends	(14.3)	(11.2)
Employee taxes related to stock-based compensation	(2.1)	(2.7)
Repayments of debt	(2.4)	(2.5)
Common stock issued	6.4	3.9
Deferred financing costs	—	(1.0)
Stock repurchased under buyback program	(20.0)	(50.0)
Other	(0.1)	—
Net cash used in financing activities of continuing operations	(32.5)	(63.5)
Net cash flows from discontinued operations:
Operating activities	—	(43.6)
Investing activities	—	297.2
Financing activities	—	(0.1)
Net cash provided by discontinued operations	—	253.5
Effect of currency exchange rate changes on cash	0.1	(0.3)
Net change in cash and cash equivalents	(37.8)	133.3
Cash and cash equivalents at beginning of period	361.7	195.0
Cash and cash equivalents at end of period	$323.9	$328.3

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED MARCH 31, 2018

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
Infrastructure owns a 49% ownership interest in an industrial valve joint venture. Due to substantive control features in the operating agreement, all of the joint venture's assets, liabilities and results of operations are included in our consolidated financial statements. The net gain or loss attributable to noncontrolling interest is included in selling, general and administrative expenses. Noncontrolling interest is recorded at its carrying value, which approximates fair value.
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
On February 15, 2017, we acquired Singer Valve, a manufacturer of automatic control valves, and its affiliate that distributes Singer Valve products in the U.S, for an ultimate aggregate cash purchase price of $26.6 million.
On October 1, 2017, we adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update No. 2017-07, which requires us to exclude from operating income the components of net periodic benefit cost other than service cost. Accordingly, in the Condensed Consolidated Statement of Operations we have reclassified to pension costs other than service $0.3 million and $0.5 million from selling, general and administrative expenses and $0.1 million and $0.2 million from cost of sales for the three months and six months ended March 31, 2017, respectively.
HR-1, formerly referred to as the Tax Cuts and Jobs Act, was enacted on December 22, 2017 and made significant revisions to federal income tax laws, including lowering the corporate income tax rate to 21% from 35%, effective January 1, 2018. The effects of these revisions are discussed in Note 3.
In May 2014, the FASB issued new guidance for the recognition of revenue and the requirement for additional financial statement disclosures.  We plan to adopt this guidance using the modified retrospective transition method beginning in the first quarter of fiscal 2019. We have completed our initial scoping and established a project team to evaluate revenue recognition practices for each revenue stream against the new requirements, to suggest changes to the terms of our sales contracts if warranted, and to design and implement processes to comply with the new requirements. The project team is in the process of evaluating our sales contracts. At this time we do not expect the new guidance to materially affect our stockholders' equity, net sales or operating income.
On September 7, 2017, we announced a strategic reorganization plan designed to accelerate our product innovation and revenue growth. We have adopted a matrix management structure, where business teams have line and cross-functional responsibility for managing distinct product portfolios, and engineering, operations, sales and marketing and other functions are centralized to better align with business needs and generate greater efficiencies. Costs and expenses in the six months ended March 31, 2018 for this plan, included in strategic reorganization and other charges, were primarily personnel-related.

Table of Contents
Index to Financial Statements

Activity in accrued restructuring, reported as part of other current liabilities, is presented below.

Six months ended
March 31, 2018
(in millions)
Beginning balance	$3.3
Expense	3.6
Payments	(3.9)
Ending balance	$3.0

Note 2.	Discontinued Operations and Divestitures
On December 4, 2017, we sold an idle property in Burlington, New Jersey that had previously been a plant in our former U.S. Pipe segment and recorded a gain of $9.0 million in our Corporate segment. We received $7.4 million in cash, recorded net current assets of $0.8 million and conveyed plant, property and equipment with a net carrying value of $0.4 million, and the buyer assumed related environmental liabilities with a carrying value of $1.2 million.
On January 6, 2017, we sold our former Anvil segment to affiliates of One Equity Partners. The final cash proceeds of this sale were $305.7 million. The table below presents a summary of the operating results for the Anvil discontinued operations during the quarter and six months ended March 31, 2017. These operating results do not reflect what they would have been had Anvil not been sold.

	Three months ended	Six months ended
	March 31,	March 31,
	2017	2017
	(in millions)
Net sales	$—	$83.1
Cost of sales	—	62.8
Gross profit	—	20.3
Operating expenses:
Selling, general and administrative	(1.4)	16.9
Other charges	—	0.2
Total operating expenses	(1.4)	17.1
Income before income taxes	1.4	3.2
Income tax expense	0.7	1.2
	0.7	2.0
Gain on sale, net of tax	67.9	67.9
Income from discontinued operations	$68.6	$69.9

Note 3.	Income Taxes
On December 22, 2017, HR-1, formerly referred to as the Tax Cuts and Jobs Act (“Act”), was enacted, which made significant revisions to federal income tax laws, including lowering the corporate income tax rate to 21% from 35% effective January 1, 2018, overhauling the taxation of income earned outside the United States and eliminating or limiting certain deductions.
Our deferred tax assets and liabilities are recorded at the enacted tax rates in effect when we expect to recognize the related tax expenses or benefits. The average of these rates varies slightly from year to year but historically has been approximately 39%. With the legislation changing rates taking place in the quarter ended December 31, 2017, we remeasured our deferred tax items at an average rate of approximately 25% and recorded a provisional income tax benefit of $42.6 million, which is subject to change, as we continue to analyze certain aspects of the Act and refine our calculations. We do not expect changes to this amount to be material.

The Act also imposes a one-time transition tax on the undistributed, previously-untaxed, post-1986 foreign “earnings and profits” (as defined by the IRS) of certain U.S.-owned corporations. Determination of our transition tax liability requires us to calculate foreign earnings and profits going back to 1992 and then to assess our historical overall foreign loss position and the applicability of certain foreign tax credits. During the quarter ended March 31, 2018, we recorded a provisional estimated transition tax of $7.5 million, excluding any state income tax impact, on approximately $96.8 million of undistributed accumulated earnings and profits of foreign subsidiaries. The transition tax is payable over eight years beginning in fiscal year 2019. The undistributed accumulated earnings and profits are now considered previously taxed income and will no longer be subject to U.S. federal income taxes upon repatriation of the earnings in the form of dividends. The undistributed accumulated earnings and profits are considered permanently reinvested and, accordingly, no provision for deferred taxes on financial statement and tax differences, local withholdings or foreign exchange gains or losses have been provided. However, we could be subject to additional local withholding taxes upon repatriation of these earnings in the form of a dividend. We are continuing to gather and evaluate information related to the state income tax impact of the Act, including the state income tax impact of the transition tax. In addition to these state income tax related matters, the final transition tax calculation is also dependent on our balance sheet at September 30, 2018, and therefore is subject to change. We do not expect changes to this amount to be material.
In addition to the adoption items discussed above, the results of our operations include federal income tax expense on our current period earnings at a full-year blended rate of 24.5%, since the rate reduction in the Act is effective on January 1, 2018. The reconciliation between the U.S. federal statutory income tax rate and the effective tax rate is presented below.

	Three months ended		Six months ended
	March 31,		March 31,
	2018	2017	2018	2017
U.S. federal statutory income tax rate	24.5%	35.0%	24.5%	35.0%
Adjustments to reconcile to the effective tax rate:
State tax apportionment change	—	14.9	—	6.4
State income taxes, net of federal benefit	4.4	3.7	4.4	3.8
Excess tax benefits related to stock compensation	(1.1)	(30.0)	(1.7)	(17.2)
Domestic production activities deduction	(1.6)	(4.9)	(1.6)	(4.1)
Tax credits	(0.9)	(7.2)	(0.9)	(3.5)
Other	2.2	1.5	(0.8)	1.3
	27.5%	13.0%	23.9%	21.7%
Transition tax	30.7	—	18.9	—
Remeasurement of deferred taxes for change in rates	—	—	(107.3)	—
Effective income tax rate	58.2%	13.0%	(64.5)%	21.7%
At March 31, 2018 and September 30, 2017, the gross liabilities for unrecognized income tax benefits were $3.1 million and $3.0 million, respectively.

Note 4.	Borrowing Arrangements
The components of our long-term debt are presented below.

	March 31,	September 30,
	2018	2017
	(in millions)
ABL Agreement	$—	$—
Term Loan	482.6	484.8
Other	1.6	1.7
	484.2	486.5
Less deferred financing costs	5.2	5.9
Less current portion	5.6	5.6
Long-term debt	$473.4	$475.0

ABL Agreement. At March 31, 2018, our asset based lending agreement (“ABL Agreement”) consisted of a revolving credit facility for up to $225 million of revolving credit borrowings, swing line loans and letters of credit. The ABL Agreement permits us to increase the size of the credit facility by an additional $150 million in certain circumstances subject to adequate borrowing base availability. We may borrow up to $25 million through swing line loans and may have up to $60 million of letters of credit outstanding.
Borrowings under the ABL Agreement bear interest at a floating rate equal to LIBOR, plus a margin ranging from 125 to 150 basis points, or a base rate, as defined in the ABL Agreement, plus a margin ranging from 25 to 50 basis points. At March 31, 2018, the applicable rate was LIBOR plus 125 basis points.
The ABL Agreement terminates on July 13, 2021. We pay a commitment fee for any unused borrowing capacity under the ABL Agreement of 25 basis points per annum. Our obligations under the ABL Agreement are secured by a first-priority perfected lien on all of our U.S. receivables and inventories, certain cash and other supporting obligations. Borrowings are not subject to any financial maintenance covenants unless excess availability is less than the greater of $17.5 million and 10% of the Loan Cap as defined in the ABL Agreement. Excess availability based on March 31, 2018 data, as reduced by outstanding letters of credit, swap contract balances and accrued fees and expenses of $18.5 million, was $133.5 million.
Term Loan. On November 25, 2014, we entered into a $500.0 million senior secured term loan (“Term Loan”), which accrues interest at a floating rate equal to LIBOR, subject to a floor of 0.75%, plus 250 basis points. At March 31, 2018, the weighted-average effective interest rate was 4.78%. We may voluntarily repay amounts borrowed under the Term Loan at any time. The principal amount of the Term Loan is required to be repaid in quarterly installments of $1.225 million, with any remaining principal due on November 25, 2021. The Term Loan is guaranteed by substantially all of our U.S. subsidiaries and is secured by essentially all of our assets, although the ABL Agreement has a senior claim on certain collateral securing borrowings thereunder. The Term Loan is reported net of unamortized discount, which was $1.3 million at March 31, 2018. Based on quoted market prices, the outstanding Term Loan had a fair value of $488.4 million at March 31, 2018.
The Term Loan contains affirmative and negative operating covenants applicable to us and our restricted subsidiaries. We believe we were compliant with these covenants at March 31, 2018 and expect to remain in compliance through March 31, 2019.

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
We have designated our interest rate swap contracts as cash flow hedges of our future interest payments and elected to apply the “shortcut” method of assessing hedge effectiveness. As a result, the gains and losses on the swap contracts are reported as a component of other comprehensive loss and are reclassified into interest expense as the related interest payments are made. We included $0.2 million and $0.5 million of such interest expense in income from continuing operations during the quarters ended March 31, 2018 and March 31, 2017, respectively, and $0.6 million and $1.1 million during the six months ended March 31, 2018 and March 31, 2017, respectively.

The fair values of the swap contracts are presented below.

	March 31,	September 30,
	2018	2017
	(in millions)
Interest rate swap contracts, designated as cash flow hedges in assets:
Other noncurrent assets	$1.5	$—
	$1.5	$—

Interest rate swap contracts, designated as cash flow hedges in liabilities:
Other current liabilities	$—	$1.2
Other noncurrent liabilities	—	1.3
	$—	$2.5

Currency swap contracts, not designated as hedges:
Other noncurrent liabilities	$1.0	$1.3
The fair values and the classification of the fair values between current and noncurrent portions are based on calculated cash flows using publicly available interest rate forward rate yield curve information, but amounts due at the actual settlement dates are dependent on actual rates in effect at the settlement dates and may differ significantly from amounts shown above.

Note 6.	Retirement Plans
The components of net periodic benefit cost for our pension plans are presented below.

	Three months ended		Six months ended
	March 31,		March 31,
	2018	2017	2018	2017
	(in millions)
Service cost	$0.4	$0.5	$0.9	$1.0
Pension costs other than service:
Interest cost	3.6	3.6	7.2	7.2
Expected return on plan assets	(4.1)	(4.2)	(8.3)	(8.5)
Amortization of actuarial net loss	0.8	1.0	1.6	2.0
	0.3	0.4	0.5	0.7
Net periodic benefit cost	$0.7	$0.9	$1.4	$1.7
The amortization of actuarial losses, net of tax, is recorded as a component of other comprehensive loss.

Note 7.	Stock-based Compensation Plans
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
We awarded 171,288 stock-settled PRSUs in the six months ended March 31, 2018 scheduled to settle in three years.
We issued 146,061 shares and 263,410 shares of common stock during the six months ended March 31, 2018 and 2017, respectively, to settle PRSUs.

In addition to the PRSU activity, 125,173 and 338,705 restricted stock units vested during the three and six months ended March 31, 2018, respectively.
We have granted cash-settled Phantom Plan instruments under the Mueller Water Products, Inc. Phantom Plan (“Phantom Plan”). At March 31, 2018, the outstanding Phantom Plan instruments had a fair value of $10.87 per instrument and our liability for Phantom Plan instruments was $1.3 million.
We granted stock-based compensation awards under the 2006 Stock Plan, the Mueller Water Products, Inc. 2006 Employee Stock Purchase Plan and the Phantom Plan during the six months ended March 31, 2018 as follows.

	Number granted	Weighted average grant date fair value per instrument	Total grant date fair value (in millions)
Quarter ended December 31, 2017:
Restricted stock units	171,288	$12.41	$2.1
Employee stock purchase plan instruments	35,099	2.28	0.1
Phantom Plan awards	160,672	12.41	2.0
PRSUs: 2018 award	57,092	12.41	0.7
2017 award	71,070	12.41	0.9
2016 award	71,072	12.41	0.9
Quarter ended March 31, 2018:
Restricted stock units	63,389	11.67	0.7
Employee stock purchase plan instruments	32,702	2.49	0.1
Phantom Plan awards	2,527	$10.95	$—
			$7.5
Income from continuing operations included stock-based compensation expense of $1.6 million and $2.0 million during the three months ended March 31, 2018 and 2017, respectively, and $4.0 million and $4.7 million during the six months ended March 31, 2018 and 2017, respectively. At March 31, 2018, there was approximately $8.2 million of unrecognized compensation expense related to stock-based compensation arrangements, and 178,105 PRSUs that have been awarded for the 2019 and 2020 performance periods, for which performance goals have not been set.
We excluded 289,860 and 367,841 of stock-based compensation instruments from the calculations of diluted earnings per share for the quarters ended March 31, 2018 and 2017, respectively, and 278,697 and 350,286 for the six months ended March 31, 2018 and 2017, respectively, since their inclusion would have been antidilutive.

Note 8.	Supplemental Balance Sheet Information
Selected supplemental balance sheet information is presented below.

	March 31,	September 30,
	2018	2017
	(in millions)
Inventories:
Purchased components and raw material	$80.7	$67.7
Work in process	36.1	35.6
Finished goods	39.4	35.6
	$156.2	$138.9

Other current assets:
Maintenance and repair tooling	$3.6	$3.3
Income taxes	7.1	10.9
Other	10.5	10.2
	$21.2	$24.4

Property, plant and equipment:
Land	$5.4	$5.6
Buildings	53.5	53.4
Machinery and equipment	276.9	266.7
Construction in progress	23.0	24.7
	358.8	350.4
Accumulated depreciation	(234.8)	(228.1)
	$124.0	$122.3
Other current liabilities:
Compensation and benefits	$22.4	$26.9
Customer rebates	5.2	6.5
Taxes other than income taxes	4.0	3.2
Warranty	4.1	3.5
Income taxes	1.3	0.9
Environmental	1.2	1.3
Interest	0.7	0.6
Restructuring	3.0	3.3
Other	7.9	7.3
	$49.8	$53.5

Note 9.	Segment Information
Summarized financial information for our segments is presented below.

	Three months ended		Six months ended
	March 31,		March 31,
	2018	2017	2018	2017
	(in millions)
Net sales, excluding intercompany:
Infrastructure	$211.1	$181.6	$371.2	$327.9
Technologies	22.1	18.1	40.3	39.0
	$233.2	$199.7	$411.5	$366.9
Intercompany sales:
Infrastructure	$—	$—	$—	$1.1
Technologies	—	—	—	—
	$—	$—	$—	$1.1
Operating income (loss):
Infrastructure	$44.9	$34.4	$73.0	$60.6
Technologies	(3.9)	(13.7)	(8.6)	(15.9)
Corporate	(11.1)	(9.4)	(13.8)	(19.2)
	$29.9	$11.3	$50.6	$25.5
Depreciation and amortization:
Infrastructure	$9.4	$9.1	$18.5	$18.1
Technologies	1.5	1.4	2.9	2.6
Corporate	—	0.1	0.1	0.2
	$10.9	$10.6	$21.5	$20.9
Strategic reorganization and other charges:
Infrastructure	$0.1	$1.6	$0.1	$1.7
Technologies	—	0.1	0.1	0.1
Corporate	1.8	0.8	5.6	2.0
	$1.9	$2.5	$5.8	$3.8
Capital expenditures:
Infrastructure	$6.3	$4.7	$11.1	$7.7
Technologies	1.5	5.2	3.0	6.3
Corporate	0.2	—	0.3	0.1
	$8.0	$9.9	$14.4	$14.1
Mueller Technologies' operating losses for the quarter and six months ended March 31, 2017 include a warranty expense of $9.8 million, as described in Note 11.

Note 10.	Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss is presented below.

	Pension, net of tax	Foreign currency translation	Derivative instruments, net of tax	Total

Balance at September 30, 2017	$(47.0)	$(3.3)	$(1.5)	$(51.8)
Current period other comprehensive income (loss)	1.1	(0.3)	2.6	3.4
Balance at March 31, 2018	$(45.9)	$(3.6)	$1.1	$(48.4)

Note 11.	Commitments and Contingencies
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
The purchaser of U.S. Pipe has been identified as a “potentially responsible party” (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) in connection with a former manufacturing facility operated by U.S. Pipe that was in the vicinity of a proposed Superfund site located in North Birmingham, Alabama. Under the terms of the acquisition agreement relating to our sale of U.S. Pipe, we agreed to indemnify the purchaser for certain environmental liabilities, including those arising out of the former manufacturing site in North Birmingham. Accordingly, the purchaser tendered the matter to us for indemnification, which we accepted. Ultimate liability for the site will depend on many factors that have not yet been determined, including the determination of EPA’s remediation costs, the number and financial viability of the other PRPs (there are four other PRPs currently) and the determination of the final allocation of the costs among the PRPs. Accordingly, because the amount of such costs cannot be reasonably estimated at this time, no amounts had been accrued for this matter at March 31, 2018.
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
We cannot predict whether or to what extent we may become liable for the tax-related amounts of the Walter Energy consolidated group asserted in the IRS’ proof of claim filed in the bankruptcy cases, in part, because: (i) the amounts owed by the Walter Energy consolidated group for certain of the taxable periods from 1980 through 2006 remain unresolved, (ii) it is unclear what priority, if any, the IRS will receive in the Chapter 7 Case with respect to its claims against Walter Energy, and whether and to what extent funds will be available in the Chapter 7 Case to pay priority tax claims and (iii) we intend to vigorously assert any and all available defenses against any liability we may have as a member of the Walter Energy consolidated group. While we cannot predict whether or to what extent we may become liable, we believe that once certain taxpayer refunds (applicable primarily to years 1997, and 2006 through 2015) are applied against asserted income tax liabilities owing for other years, that the total net tax liabilities of Walter Energy, if any, will be substantially less than those asserted by the IRS in its earlier filed proofs of claim. However, any such liability could have a material adverse effect on our business, financial condition, liquidity or results of operations.
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
Other Matters. Certain Technologies radio products produced between 2011 and 2014 and installed in particularly harsh environments have been failing at higher-than-expected rates. During the quarter ended March 31, 2017, we conducted additional testing of these products and revised our estimates of related warranty expenses. Consequently, we recorded an additional warranty expense of $9.8 million associated with these products in the second quarter of 2017. We have continued to process warranty claims with respect to these products and update our loss analysis using cost and product data collected since March 31, 2017 in order to assess the adequacy of our warranty reserve for this matter. Our analysis is continuing and thus we are unable to reasonably estimate additional loss, if any, at this time. It is possible that to the extent any additional warranty expense is recorded for this matter, such additional expense could be material to Technologies' operating results in future periods.
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
On April 17, 2018, our board of directors declared a dividend of $0.05 per share on our common stock, payable on or about May 21, 2018 to stockholders of record at the close of business on May 10, 2018.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto that appear elsewhere in this report. This report contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements that address activities, events or developments that we intend, expect, plan, project, believe or anticipate will or may occur in the future are forward-looking statements. Forward-looking statements are based on certain assumptions and assessments made by us in light of our experience and perception of historical trends, current conditions and expected future developments. Actual results and the timing of events may differ materially from those contemplated by the forward-looking statements due to a number of factors, including regional, national or global political, economic, business, competitive, market and regulatory conditions and the other factors described under the section entitled “RISK FACTORS” in Item 1A. of our annual report on Form 10-K for the year ended September 30, 2017 (“Annual Report”) and of our quarterly report on Form 10-Q for the quarter ended December 31,2017 ("Quarterly Report"). Undue reliance should not be placed on any forward-looking statements. The Company does not have any intention or obligation to update forward-looking statements, except as required by law.
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
Business
We expect our two primary end markets, repair and replacement of water infrastructure driven by municipal spending and new water infrastructure installation driven by residential construction, to grow in 2018. We expect the residential construction market to grow faster than municipal spending.
Infrastructure
We estimate approximately 60% of Infrastructure’s 2017 net sales were for repair and replacement directly related to municipal water infrastructure spending, approximately 30% were related to residential construction activity and approximately 10% were related to natural gas utilities.
On February 15, 2017, we acquired Singer Valve, a manufacturer of automatic control valves, and its affiliate that distributes Singer Valve products in the U.S. for an ultimate aggregate cash purchase price of $26.6 million.
Technologies
The municipal market is the key end market for Technologies. These businesses are project-oriented and depend on customer adoption of their technology-based products and services. Mueller Systems is benefiting from its recent introduction of new, longer-range radio capabilities, and its growth strategy is focused on the AMI segment of the market. Mueller Systems’ AMI backlog was higher at March 31, 2018 than at March 31, 2017. Echologics had a greater number of projects under contract at March 31, 2018 than at March 31, 2017.

Results of Operations
Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

	Three months ended March 31, 2018
	Infrastructure	Technologies	Corporate	Total
	(in millions)
Net sales	$211.1	$22.1	$—	$233.2
Gross profit	$71.4	$3.1	$—	$74.5
Operating expenses:
Selling, general and administrative	26.4	7.0	9.3	42.7
Strategic reorganization and other charges	0.1	—	1.8	1.9
	26.5	7.0	11.1	44.6
Operating income (loss)	$44.9	$(3.9)	$(11.1)	29.9
Pension costs other than service				0.3
Interest expense, net				5.2
Income before income taxes				24.4
Income tax expense				14.2
Income from continuing operations				$10.2

	Three months ended March 31, 2017
	Infrastructure	Technologies	Corporate	Total
	(in millions)
Net sales	$181.6	$18.1	$—	$199.7
Gross profit (loss)	$59.0	$(6.5)	$—	$52.5
Operating expenses:
Selling, general and administrative	23.0	7.1	8.6	38.7
Other charges	1.6	0.1	0.8	2.5
	24.6	7.2	9.4	41.2
Operating income (loss)	$34.4	$(13.7)	$(9.4)	11.3
Pension costs other than service				0.4
Interest expense, net				5.5
Income before income taxes				5.4
Income tax expense				0.7
Income from continuing operations				$4.7
Consolidated Analysis
Net sales for the quarter ended March 31, 2018 increased $33.5 million to $233.2 million from $199.7 million due primarily to increased shipment volumes in both segments.
Gross profit for the quarter ended March 31, 2018 increased $22.0 million to $74.5 million from $52.5 million in the prior year period primarily due to increased shipment volumes, the $9.8 million warranty expense recorded at Technologies in 2017, higher pricing and improved operating efficiencies and other manufacturing cost savings, partially offset by increased material and other costs. Gross profit margin increased to 31.9% for the quarter ended March 31, 2018 compared to 26.3% in the prior year period.
Selling, general and administrative expenses (“SG&A”) for the quarter ended March 31, 2018 increased to $42.7 million from $38.7 million in the prior year period due primarily to higher personnel-related expenses and additional SG&A from Singer Valve. SG&A as a percentage of net sales improved to 18.3% in the quarter ended March 31, 2018 compared with 19.4% in the prior year period.

Net interest expense declined $0.3 million in the quarter ended March 31, 2018 compared to the prior year period. The components of net interest expense are provided below.

	Three months ended
	March 31,
	2018	2017
	(in millions)
Term Loan	$5.1	$4.7
Interest rate swap contracts	0.2	0.5
Deferred financing costs amortization	0.4	0.4
ABL Agreement	0.2	0.2
Other interest expense	0.2	0.2
	6.1	6.0
Interest income	(0.9)	(0.5)
	$5.2	$5.5
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
For the quarter ended March 31, 2018, we reported income tax expense of $14.2 million, which included a provisional expense of $7.5 million for the transition tax. Other than this one-time charge, income tax expense was $6.7 million, or 27.5 percent of income before income taxes. The reconciliation between the U.S. federal statutory income tax rate and the effective tax rate is presented below.

	Three months ended
	March 31,
	2018	2017
U.S. federal statutory income tax rate	24.5%	35.0%
Adjustments to reconcile to the effective tax rate:
State tax apportionment change	—	14.9
State income taxes, net of federal benefit	4.4	3.7
Excess tax benefits related to stock compensation	(1.1)	(30.0)
Domestic production activities deduction	(1.6)	(4.9)
Tax credits	(0.9)	(7.2)
Other	2.2	1.5
	27.5%	13.0%
Transition tax	30.7	—
Effective income tax rate	58.2%	13.0%
Segment Analysis
Infrastructure
Net sales for the quarter ended March 31, 2018 increased 16.2 percent to $211.1 million compared to $181.6 million in the prior year period, primarily due to higher shipment volumes, higher pricing, and the addition of Singer Valve.
Gross profit for the quarter ended March 31, 2018 increased to $71.4 million from $59.0 million in the prior year period due to increased shipment volumes, higher pricing, improved operating efficiencies and other manufacturing cost savings, which were partially offset by higher material costs. Gross profit margin increased to 33.8% for the quarter ended March 31, 2018 compared to 32.5% in the prior year period.
SG&A for the quarter ended March 31, 2018 increased to $26.4 million from $23.0 million in the prior year period. SG&A was 12.5% and 12.7% of net sales for the quarters ended March 31, 2018 and 2017, respectively. These increases in SG&A were primarily due to higher personnel-related expenses and additional SG&A from Singer Valve.

Technologies
Net sales in the quarter ended March 31, 2018 increased to $22.1 million from $18.1 million in the prior year period primarily due to higher Mueller Systems shipment volumes and increased leak detection sales.
Gross profit in the quarter ended March 31, 2018 was $3.1 million compared to gross loss of $6.5 million in the prior year period. Gross profit margin was 14.0% in the quarter ended March 31, 2018 and was a loss of 35.9% in the prior year period. Excluding a discrete warranty charge of $9.8 million in 2017, prior quarter gross profit would have been $3.3 million and gross profit margin would have been 18.2%. Higher warranty costs at Mueller Systems and higher materials costs in both Mueller Systems and Echologics negatively impacted current quarter gross profit.
SG&A was $7.0 million in the quarter ended March 31, 2018 and $7.1 million in the prior year period. SG&A decreased to 31.7% of net sales for the quarter ended March 31, 2018 from 39.2% of net sales in the prior year period.
Corporate
SG&A was $9.3 million in the quarter ended March 31, 2018 and $8.6 million in the prior year period.
Six Months Ended March 31, 2018 Compared to Six Months Ended March 31, 2017

	Six months ended March 31, 2018
	Infrastructure	Technologies	Corporate	Total
	(in millions)
Net sales	$371.2	$40.3	$—	$411.5
Gross profit	$123.9	$6.0	$—	$129.9
Operating expenses:
Selling, general and administrative	50.8	14.5	17.2	82.5
Gain on sale of idle property	—	—	(9.0)	(9.0)
Strategic reorganization and other charges	0.1	0.1	5.6	5.8
	50.9	14.6	13.8	79.3
Operating income (loss)	$73.0	$(8.6)	$(13.8)	50.6
Pension costs other than service				0.5
Interest expense, net				10.4
Income before income taxes				39.7
Income tax benefit				(25.6)
Income from continuing operations				$65.3

	Six months ended March 31, 2017
	Infrastructure	Technologies	Corporate	Total
	(in millions)
Net sales	$327.9	$39.0	$—	$366.9
Gross profit (loss)	$106.6	$(2.3)	$—	$104.3
Operating expenses:
Selling, general and administrative	44.3	13.5	17.2	75.0
Other charges	1.7	0.1	2.0	3.8
	46.0	13.6	19.2	78.8
Operating income (loss)	$60.6	$(15.9)	$(19.2)	25.5
Pension costs other than service				0.7
Interest expense, net				11.9
Income before income taxes				12.9
Income tax expense				2.8
Income from continuing operations				$10.1

Consolidated Analysis
Net sales for the six months ended March 31, 2018 increased $44.6 million to $411.5 million from $366.9 million due primarily to increased shipment volumes, including the addition of Singer Valve, and improved pricing at Infrastructure, as well as volume increases at Technologies.
Gross profit for the six months ended March 31, 2018 increased $25.6 million to $129.9 million from $104.3 million in the prior year period primarily due to increased shipment volumes at Infrastructure, the prior period's $9.8 million warranty expense at Technologies, as well as higher pricing and cost productivity improvements at Infrastructure. These were partially offset by increased material costs. Gross profit margin increased to 31.6% for the six months ended March 31, 2018 compared to 28.4% in the prior year period due primarily to increased volumes and the effect of the prior year warranty expense.
SG&A for the six months ended March 31, 2018 increased to $82.5 million from $75.0 million in the prior year period due primarily to higher personnel-related expenses and additional SG&A from Singer Valve. SG&A as a percentage of net sales was 20.0% in the six months ended March 31, 2018 and 20.4% in the prior year period.
Net interest expense declined $1.5 million in the six months ended March 31, 2018 compared to the prior year period. The components of net interest expense are provided below.

	Six months ended
	March 31,
	2018	2017
	(in millions)
Term Loan	$9.9	$9.8
Interest rate swap contracts	0.6	1.1
Deferred financing costs amortization	0.9	0.8
ABL Agreement	0.4	0.4
Other interest expense	0.3	0.4
	12.1	12.5
Interest income	(1.7)	(0.6)
	$10.4	$11.9
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
For the six months ended March 31, 2018, we reported a net income tax benefit of $25.6 million, which was driven by a provisional net benefit of $35.1 million associated with adoption of the new tax legislation. This includes a $42.6 million provisional benefit recorded in our first quarter related to remeasurement of our net deferred income tax liabilities using the enacted tax rates in effect when we expect to recognize the related tax expenses or benefits, partially offset by a $7.5 million provisional expense for the transition tax. Other than these effects, income tax expense was $9.5 million, or 23.9% of income before income taxes for the six months ended March 31, 2018. For the six months ended March 31, 2017, income tax expense was 21.7% of income before income taxes. The reconciliation between the U.S. federal statutory income tax rate and the effective tax rate is presented below.

	Six months ended
	March 31,
	2018	2017
U.S. federal statutory income tax rate	24.5%	35.0%
Adjustments to reconcile to the effective tax rate:
State tax apportionment change	—	6.4
State income taxes, net of federal benefit	4.4	3.8
Excess tax benefits related to stock compensation	(1.7)	(17.2)
Domestic production activities deduction	(1.6)	(4.1)
Tax credits	(0.9)	(3.5)
Other	(0.8)	1.3
	23.9%	21.7%
Transition tax	18.9	—
Remeasurement of deferred taxes for change in rates	(107.3)	—
Effective income tax rate	(64.5)%	21.7%
Segment Analysis
Infrastructure
Net sales for the six months ended March 31, 2018 increased 13.2% to $371.2 million compared to $327.9 million in the prior year period due primarily to increased shipment volumes, including the addition of Singer Valve, and higher pricing.
Gross profit for the six months ended March 31, 2018 increased to $123.9 million from $106.6 million in the prior year period due to increased shipment volumes, higher pricing and cost savings due to productivity improvements, which were partially offset by higher material costs. Gross profit margin increased to 33.4% for the six months ended March 31, 2018 compared to 32.5% in the prior year period.
SG&A for the six months ended March 31, 2018 increased to $50.8 million from $44.3 million in the prior year period due to increased personnel-related expenses and additional SG&A from Singer Valve. SG&A was 13.7% and 13.5% of net sales for the six months ended March 31, 2018 and 2017, respectively.
Technologies
Net sales in the six months ended March 31, 2018 increased 3.3% to $40.3 million from $39.0 million in the prior year period primarily due to higher leak detection sales substantially offset by lower Mueller Systems shipment volumes.
Gross profit in the six months ended March 31, 2018 was $6.0 million compared to a loss of $2.3 million in the prior year period, and gross profit margin increased to 14.9% in the six months ended March 31, 2018 compared to a loss of 5.9% in the prior year period. These increases are primarily due to the effect of $9.8 million warranty expense in the prior year discussed above, partially offset by current period increases in material costs in the current year
SG&A was $14.5 million in the six months ended March 31, 2018 compared to $13.5 million in the prior year period. SG&A increased to 36.0% of net sales for the six months ended March 31, 2018 from 34.6% of net sales in the prior year period.
Corporate
SG&A was $17.2 million in both the six months ended March 31, 2018 and in the prior year period.

Liquidity and Capital Resources
We had cash and cash equivalents of $323.9 million at March 31, 2018 and $133.5 million of additional borrowing capacity under our ABL Agreement based on March 31, 2018 data, which, along with cash generated by operations, would be our source of incremental liquidity. Undistributed earnings from our subsidiaries in Canada and China are considered to be permanently invested outside the United States. At March 31, 2018, cash and cash equivalents included $7.0 million and $6.0 million in Canada and China, respectively.
We expect the recently enacted tax law changes to benefit our liquidity through reduction in overall income tax liability and through provisions allowing immediate deductibility for capital assets placed in service in the next five years. This benefit will be partially offset by payment of the transition tax discussed above. However, the transition tax is payable over eight years beginning in 2019 and we do not expect any payments to have a material effect on our liquidity in any particular year.
We repurchased shares of our common stock for $20 million during the six months ended March 31, 2018, and we had $170 million remaining on our share repurchase authorization at that date.
The ABL Agreement and Term Loan contain customary representations and warranties, covenants and provisions governing an event of default.  The covenants restrict our ability to engage in certain specified activities, including but not limited to the payment of dividends and the redemption of our common stock.
Cash flows from operating activities of continuing operations are categorized below.

	Six months ended
	March 31,
	2018	2017
	(in millions)
Collections from customers	$404.1	$361.9
Disbursements, other than interest and income taxes	(392.7)	(359.4)
Interest payments, net	(9.0)	(10.5)
Income tax payments, net	(0.8)	(8.3)
Cash provided by (used in) operating activities	$1.6	$(16.3)
Collections from customers were higher during the six months ended March 31, 2018 compared to the prior year period primarily due to net sales growth.
Increased disbursements, other than interest and income taxes, during the six months ended March 31, 2018 reflect higher purchasing activity and higher costs for raw materials and purchased products.
Income tax payments were lower during the six months ended March 31, 2018 compared to the prior year period because we began the current year with prepaid U.S. federal income taxes.
Capital expenditures were $14.4 million in the six months ended March 31, 2018 compared to $14.1 million in the prior year period. We estimate 2018 capital expenditures will be between $50 million and $60 million. We are planning an investment in our Chattanooga facility to expand domestic manufacturing capabilities and introduce additive manufacturing technologies to our foundries.
We anticipate that our existing cash, cash equivalents and borrowing capacity combined with our expected operating cash flows will be sufficient to meet our anticipated operating expenses, income tax payments, capital expenditures and debt service obligations as they become due through March 31, 2019. However, our ability to make these payments will depend partly upon our future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control.

ABL Agreement
At March 31, 2018, the ABL Agreement consisted of a revolving credit facility for up to $225 million of revolving credit borrowings, swing line loans and letters of credit. The ABL Agreement permits us to increase the size of the credit facility by an additional $150 million in certain circumstances subject to adequate borrowing base availability. We may borrow up to $25 million through swing line loans and may have up to $60 million of letters of credit outstanding.
Borrowings under the ABL Agreement bear interest at a floating rate equal to LIBOR, plus a margin ranging from 125 to 150 basis points, or a base rate, as defined in the ABL Agreement, plus a margin ranging from 25 to 50 basis points. At March 31, 2018, the applicable LIBOR-based margin was 125 basis points.
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
Term Loan
We had $483.9 million face value outstanding under the Term Loan at March 31, 2018. Term Loan borrowings accrue interest at a floating rate equal to LIBOR, subject to a floor of 0.75%, plus 250 basis points. We may voluntarily repay amounts borrowed under the Term Loan at any time. The principal amount of the Term Loan is required to be repaid in quarterly installments of $1.225 million. The Term Loan matures on November 25, 2021. The Term Loan is guaranteed by substantially all of our U.S. subsidiaries and secured by essentially all of our assets, although the ABL Agreement has a senior claim on certain collateral securing borrowings thereunder.
Our corporate credit ratings and the credit ratings for our debt are presented below.

	Moody’s		Standard & Poor's
	March 31,	September 30,	March 31,	September 30,
	2018	2017	2018	2017
Corporate credit rating	Ba2	Ba3	BB	BB-
ABL Agreement	Not rated	Not rated	Not rated	Not rated
Term Loan	Ba2	Ba3	BB+	BB
Outlook	Stable	Stable	Stable	Stable
Off-Balance Sheet Arrangements
We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose” entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, at March 31, 2018 we did not have any undisclosed borrowings, debt, derivative contracts or synthetic leases. Therefore, we were not exposed to any financing, liquidity, market or credit risk that could have arisen had we engaged in such relationships.
We use letters of credit and surety bonds in the ordinary course of business to ensure the performance of contractual obligations. At March 31, 2018, we had $17.3 million of letters of credit and $32.4 million of surety bonds outstanding.

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
During the quarter ended March 31, 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
In addition to the other information set forth in this report, you should carefully consider the factors discussed in PART I, “Item 1A. RISK FACTORS” in our Annual Report and our Quarterly Report, each of which could materially affect our business, financial condition or operating results. These described risks are not the only risks facing us. Additional risks and uncertainties not known to us or that we deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the quarter ended March 31, 2018, we repurchased shares of our common stock, including shares repurchased under our existing share repurchase authorization and shares surrendered to us to pay the tax withholding obligations of participants in connection with the lapsing of restrictions on restricted stock units, as follows.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publically announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs (in millions)
January 1-31, 2018	23,164	$11.87	—	$180.0
February 1-28, 2018	901,377	11.09	901,377	170.0
March 1-31, 2018	—	—	—	170.0
Total	924,541	$11.11	901,377	$170.0
In 2015, we announced the authorization of a stock repurchase program for up to $50 million of our common stock. The program does not commit us to any particular timing or quantity of purchases, and we may suspend or discontinue the program at any time. In 2017, we announced an increase in the authorization of the program to $250 million. At March 31, 2018, we had remaining authorization of $170.0 million to repurchase shares of our common stock.

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
101*
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (Extensible Business Reporting Language), (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Other Comprehensive Loss, (iv) the Condensed Consolidated Statements of Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements.

*     Filed with this quarterly report
**     Management compensatory plan, contract, or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MUELLER WATER PRODUCTS, INC.
Date:	May 9, 2018	By:	/s/ Michael S. Nancarrow
Michael S. Nancarrow
Chief Accounting Officer