Form 10-Q
period 2018-06-30
Mueller Water Products, Inc.
filed 2018-08-08
CIK 1350593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
☐                       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
There were 158,169,389 shares of common stock of the registrant outstanding at July 31, 2018.

PART I

Item 1.	FINANCIAL STATEMENTS
MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	September 30,
	2018	2017
	(in millions, except share amounts)
Assets:
Cash and cash equivalents	$331.5	$361.7
Receivables, net	145.8	145.3
Inventories	156.1	138.9
Other current assets	20.2	24.4
Total current assets	653.6	670.3
Property, plant and equipment, net	129.0	122.3
Intangible assets	424.6	439.3
Other noncurrent assets	26.1	26.4
Total assets	$1,233.3	$1,258.3

Liabilities and equity:
Current portion of long-term debt	$0.8	$5.6
Accounts payable	63.8	82.5
Other current liabilities	62.8	53.5
Total current liabilities	127.4	141.6
Long-term debt	444.5	475.0
Deferred income taxes	76.9	115.1
Other noncurrent liabilities	46.4	37.1
Total liabilities	695.2	768.8

Commitments and contingencies (Note 11)

Common stock: 600,000,000 shares authorized; 158,126,171 and 158,590,383 shares outstanding at June 30, 2018 and September 30, 2017, respectively	1.6	1.6
Additional paid-in capital	1,461.1	1,494.2
Accumulated deficit	(875.0)	(955.6)
Accumulated other comprehensive loss	(50.9)	(51.8)
Total Company stockholders’ equity	536.8	488.4
Noncontrolling interest	1.3	1.1
Total equity	538.1	489.5
Total liabilities and equity	$1,233.3	$1,258.3

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended		Nine months ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in millions, except per share amounts)
Net sales	$250.2	$232.2	$661.7	$599.1
Cost of sales	175.7	149.6	457.3	412.2
Gross profit	74.5	82.6	204.4	186.9
Operating expenses:
Selling, general and administrative	41.3	38.4	123.8	113.4
Gain on sale of idle property	—	—	(9.0)	—
Strategic reorganization and other charges	2.6	1.2	8.4	5.0
Total operating expenses	43.9	39.6	123.2	118.4
Operating income	30.6	43.0	81.2	68.5
Pension costs other than service	0.2	0.4	0.7	1.1
Interest expense, net	5.3	5.1	15.7	17.0
Loss on early extinguishment of debt	6.2	—	6.2	—
Gain on settlement of interest rate swap contracts	(2.4)	—	(2.4)	—
Income before income taxes	21.3	37.5	61.0	50.4
Income tax expense (benefit)	6.0	13.4	(19.6)	16.2
Income from continuing operations	15.3	24.1	80.6	34.2
Income (loss) from discontinued operations	—	(0.1)	—	69.8
Net income	$15.3	$24.0	$80.6	$104.0

Income per basic share:
Continuing operations	$0.10	$0.15	$0.51	$0.21
Discontinued operations	—	—	—	0.44
Net income	$0.10	$0.15	$0.51	$0.65

Income per diluted share:
Continuing operations	$0.10	$0.15	$0.51	$0.21
Discontinued operations	—	—	—	0.43
Net income	$0.10	$0.15	$0.51	$0.64

Weighted average shares outstanding:
Basic	158.1	159.1	158.3	160.6
Diluted	159.2	160.6	159.5	162.4

Dividends declared per share	$0.05	$0.04	$0.14	$0.11

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended		Nine months ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in millions)
Net income	$15.3	$24.0	$80.6	$104.0
Other comprehensive income (loss):
Pension	0.8	1.0	2.4	3.0
Income tax effects	(0.2)	(0.4)	(0.7)	(1.2)
Foreign currency translation	(2.0)	1.2	(2.3)	0.7
Derivative fair value change	(1.6)	(0.7)	2.4	4.5
Income tax effects	0.5	0.3	(0.9)	(1.7)
	(2.5)	1.4	0.9	5.3
Comprehensive income	$12.8	$25.4	$81.5	$109.3

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF EQUITY NINE MONTHS ENDED JUNE 30, 2018 (UNAUDITED)

	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Non-controlling interest	Total
	(in millions)
Balance at September 30, 2017	$1.6	$1,494.2	$(955.6)	$(51.8)	$1.1	$489.5
Net income	—	—	80.6	—	0.2	80.8
Dividends declared	—	(22.2)	—	—	—	(22.2)
Stock repurchased under buyback program	—	(20.0)	—	—	—	(20.0)
Shares retained for employee taxes	—	(2.1)	—	—	—	(2.1)
Stock-based compensation	—	4.3	—	—	—	4.3
Common stock issued	—	6.9	—	—	—	6.9
Other comprehensive income, net of tax	—	—	—	0.9	—	0.9
Balance at June 30, 2018	$1.6	$1,461.1	$(875.0)	$(50.9)	$1.3	$538.1

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended
	June 30,
	2018	2017
	(in millions)
Operating activities:
Net income	$80.6	$104.0
Less income from discontinued operations	—	69.8
Income from continuing operations	80.6	34.2
Adjustments to reconcile income from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation	15.3	14.9
Amortization	17.0	16.2
Loss on early extinguishment of debt	6.2	—
Stock-based compensation	4.3	3.5
Retirement plans	2.1	2.6
Deferred income taxes	(39.7)	(14.4)
Gain on sale of idle property	(9.0)	—
Other, net	4.5	1.4
Changes in assets and liabilities:
Receivables	(0.6)	(5.8)
Inventories	(18.0)	(4.6)
Other assets	(3.5)	(4.0)
Liabilities	10.9	(18.6)
Net cash provided by operating activities of continuing operations	70.1	25.4
Investing activities:
Business acquisition, net of cash acquired	—	(26.0)
Capital expenditures	(26.9)	(21.6)
Proceeds from sales of assets	7.4	0.2
Net cash used in investing activities of continuing operations	(19.5)	(47.4)
Financing activities:
Dividends	(22.2)	(17.6)
Employee taxes related to stock-based compensation	(2.1)	(2.7)
Repayments of debt	(486.3)	(3.7)
Issuance of debt	450.0	—
Common stock issued	6.9	5.2
Debt issuance costs	(6.6)	(1.0)
Stock repurchased under buyback program	(20.0)	(55.0)
Other	0.2	0.2
Net cash used in financing activities of continuing operations	(80.1)	(74.6)
Net cash flows from discontinued operations:
Operating activities	—	(42.5)
Investing activities	—	297.2
Financing activities	—	(0.1)
Net cash provided by discontinued operations	—	254.6
Effect of currency exchange rate changes on cash	(0.7)	0.2
Net change in cash and cash equivalents	(30.2)	158.2
Cash and cash equivalents at beginning of period	361.7	195.0
Cash and cash equivalents at end of period	$331.5	$353.2

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 2018

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
On October 1, 2017, we adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update No. 2017-07, which requires us to exclude from operating income the components of net periodic benefit cost other than service cost. Accordingly, in the Condensed Consolidated Statement of Operations we have reclassified to pension costs other than service $0.3 million and $0.8 million from selling, general and administrative expenses and $0.1 million and $0.3 million from cost of sales for the three months and nine months ended June 30, 2017, respectively.
HR-1, formerly referred to as the Tax Cuts and Jobs Act, was enacted on December 22, 2017 and made significant revisions to federal income tax laws, including lowering the corporate income tax rate to 21% from 35%, effective January 1, 2018. The effects of these revisions are discussed in Note 3.
In May 2014, the FASB issued new guidance for the recognition of revenue and the requirement for additional financial statement disclosures.  We plan to adopt this guidance using the modified retrospective transition method beginning in the first quarter of fiscal 2019. We have completed our initial scoping and established a project team to evaluate revenue recognition practices for each revenue stream against the new requirements, to suggest changes to the terms of our sales contracts if warranted, and to design and implement processes to comply with the new requirements. The project team has completed a preliminary evaluation our sales contracts and we are designing process controls over ongoing compliance. At this time. we do not expect the new guidance to materially affect our stockholders’ equity, net sales or operating income.
On September 7, 2017, we announced a strategic reorganization plan designed to accelerate our product innovation and revenue growth. We have adopted a matrix management structure, where business teams have line and cross-functional responsibility for managing distinct product portfolios, and engineering, operations, sales and marketing and other functions are centralized to better align with business needs and generate greater efficiencies. Costs and expenses in the nine months ended June 30, 2018 for this plan, included in strategic reorganization and other charges, were primarily personnel-related.

Table of Contents
Index to Financial Statements

Activity in accrued restructuring, reported as part of other current liabilities, is presented below.

Nine months ended
June 30, 2018
(in millions)
Beginning balance	$3.3
Expense	4.4
Payments	(6.3)
Ending balance	$1.4

Note 2.	Discontinued Operations and Divestitures
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
On January 6, 2017, we sold our former Anvil segment to affiliates of One Equity Partners. The final cash proceeds of this sale were $305.7 million. The table below presents a summary of the operating results for the Anvil discontinued operations during the quarter and nine months ended June 30, 2017. These operating results do not reflect what they would have been had Anvil not been sold.

	Three months ended	Nine months ended
	June 30,	June 30,
	2017	2017
	(in millions)
Net sales	$—	$83.1
Cost of sales	—	62.8
Gross profit	—	20.3
Operating expenses:
Selling, general and administrative	0.1	17.0
Other charges	—	0.2
Total operating expenses	0.1	17.2
Income before income taxes	(0.1)	3.1
Income tax expense	—	1.2
	(0.1)	1.9
Gain on sale, net of tax	—	67.9
Income from discontinued operations	$(0.1)	$69.8

Note 3.	Income Taxes
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
In addition to the adoption items discussed above, the results of our operations include federal income tax expense on our current period earnings at a full-year blended rate of 24.5%, since the rate reduction in the Act is effective on January 1, 2018 The reconciliation between the U.S. federal statutory income tax rate and the effective tax rate is presented below.

	Three months ended		Nine months ended
	June 30,		June 30,
	2018	2017	2018	2017
U.S. federal statutory income tax rate	24.5%	35.0%	24.5%	35.0%
Adjustments to reconcile to the effective tax rate:
State tax apportionment change	—	—	—	1.7
State income taxes, net of federal benefit	4.8	3.9	4.5	3.9
Excess tax benefits related to stock compensation	(0.2)	(0.2)	(1.2)	(4.6)
Domestic production activities deduction	(1.7)	(4.7)	(1.6)	(4.5)
Tax credits	(1.1)	(1.0)	(1.0)	(1.7)
Other	1.9	2.7	0.2	2.3
	28.2%	35.7%	25.4%	32.1%
Transition tax	—	—	12.3	—
Remeasurement of deferred taxes for change in rates	—	—	(69.8)	—
Effective income tax rate	28.2%	35.7%	(32.1)%	32.1%
At June 30, 2018 and September 30, 2017, the gross liabilities for unrecognized income tax benefits were $3.3 million and $3.0 million, respectively.

Note 4.	Borrowing Arrangements
The components of our long-term debt are presented below.

	June 30,	September 30,
	2018	2017
	(in millions)
ABL Agreement	$—	$—
5.5% Senior Notes	450.0	—
Term Loan	—	484.8
Other	1.9	1.7
	451.9	486.5
Less deferred debt issuance costs	6.6	5.9
Less current portion	0.8	5.6
Long-term debt	$444.5	$475.0

ABL Agreement. At June 30, 2018, our asset-based lending agreement (“ABL Agreement”) consisted of a revolving credit facility for up to $225 million of revolving credit borrowings, swing line loans and letters of credit. On July 19, 2018, we reduced this by $50 million, to $175.0 million. The ABL Agreement permits us to increase the size of the credit facility by an additional $150 million in certain circumstances subject to adequate borrowing base availability. We may borrow up to $25 million through swing line loans and may have up to $60 million of letters of credit outstanding.
Borrowings under the ABL Agreement bear interest at a floating rate equal to LIBOR, plus a margin ranging from 125 to 150 basis points, or a base rate, as defined in the ABL Agreement, plus a margin ranging from 25 to 50 basis points. At June 30, 2018, the applicable rate was LIBOR plus 125 basis points.
The ABL Agreement terminates on July 13, 2021. We pay a commitment fee for any unused borrowing capacity under the ABL Agreement of 25 basis points per annum. Our obligations under the ABL Agreement are secured by a first-priority perfected lien on all of our U.S. receivables and inventories, certain cash and other supporting obligations. Borrowings are not subject to any financial maintenance covenants unless excess availability is less than the greater of $17.5 million and 10% of the Loan Cap as defined in the ABL Agreement. Excess availability based on June 30, 2018 data, as reduced by outstanding letters of credit, swap contract balances and accrued fees and expenses of $18.1 million, was $112.0 million.
5.5% Senior Unsecured Notes. On June 12, 2018, we privately issued $450.0 million of 5.5% Senior Unsecured Notes (“Notes”), which mature in June 2026 and bear interest at 5.5%, paid semi-annually. Substantially all of our U.S. Subsidiaries guarantee the Notes, which are subordinate to borrowings under the ABL. Based on quoted market prices, the outstanding Notes had a fair value of $452.3 million at June 30, 2018.
An indenture securing the Notes (“Indenture”) contains customary covenants and events of default, including covenants that limit our ability to incur debt, pay dividends, and make investments. We believe we were compliant with these covenants at June 30, 2018 and expect to remain in compliance through June 30, 2019.
We may redeem some or all of the Notes at any time or from time to time prior to June 15, 2021 at certain “make-whole” redemption prices (as set forth in the Indenture) and on or after June 15, 2021 at specified redemption prices (as set forth in the Indenture). Additionally, we may redeem up to 40% of the aggregate principal amount of the Notes at any time or from time to time prior to June 15, 2021 with the net proceeds of specified equity offerings at specified redemption prices (as set forth in the Indenture). Upon a change of control (as defined in the Indenture), we will be required to make an offer to purchase the Notes at a price equal to 101% of the outstanding principal amount of the Notes.
Term Loan. On November 25, 2014, we entered into a $500.0 million senior secured term loan (“Term Loan”), which accrued interest at a floating rate equal to LIBOR, subject to a floor of 0.75%, plus 250 basis points. The principal amount of the Term Loan was required to be repaid in quarterly installments of $1.225 million, with any remaining principal due on November 25, 2021. We repaid the Term Loan on June 12, 2018 with the proceeds from the issuance of the Notes and cash on hand. We wrote-off the associated deferred debt issuance costs and unamortized original issue discount and recorded a loss on the early extinguishment of debt of $6.2 million.

Note 5.	Derivative Financial Instruments
Prior to the June 12, 2018 retirement of our Term Loan, we were exposed to interest rate risk that we managed to some extent using derivative instruments. We terminated these instruments in conjunction with the repayment of the Term Loan described in Note 4. Under our April 2015 interest rate swap contracts, we received interest calculated using 3-month LIBOR, subject to a floor of 0.75%, and paid fixed interest at 2.341%, on an aggregate notional amount of $150.0 million. These swap contracts effectively fixed the cash interest rate on $150.0 million of our borrowings under the Term Loan at 4.841% from September 30, 2016 through September 30, 2021.
Upon termination of the interest rate swaps, we reclassified all associated amounts from accumulated other comprehensive loss to earnings, which resulted in a cash gain of $2.4 million in the quarter ended June 30, 2018.
We had designated our interest rate swap contracts as cash flow hedges of our future interest payments and elected to apply the “shortcut” method of assessing hedge effectiveness. As a result, the gains and losses on the swap contracts had been reported as a component of other comprehensive loss and were reclassified into interest expense as the related interest payments were made. Excluding the settlement gain described above, we included $0.0 million and $0.5 million of such interest expense in income from continuing operations during the quarters ended June 30, 2018 and June 30, 2017, respectively, and $0.6 million and $1.5 million during the nine months ended June 30, 2018 and June 30, 2017, respectively.

In connection with the acquisition of Singer Valve, Mueller Water Products, Inc. loaned U.S. dollars to one of our Canadian subsidiaries. Although this intercompany loan has no direct effect on our consolidated financial statements, it creates exposure to currency risk for the Canadian subsidiary. To reduce this exposure, we entered into a U.S. dollar-Canadian dollar swap contract with the Canadian subsidiary and an offsetting Canadian dollar-U.S. dollar swap with a domestic bank. We have not designated these swaps as hedges and the changes in their fair value are included in earnings, where they offset the currency gains and losses associated with the intercompany loan.
The fair values of the swap contracts are presented below.

	June 30,	September 30,
	2018	2017
	(in millions)
Interest rate swap contracts, designated as cash flow hedges:
Other current liabilities	$—	$1.2
Other noncurrent liabilities	—	1.3
	$—	$2.5

Currency swap contracts, not designated as hedges:
Other noncurrent liabilities	$0.6	$1.3
The fair values of the interest rate swaps and the classification of the fair values between current and noncurrent portions were based on calculated cash flows using publicly available interest rate forward rate yield curve information.
The fair values of the currency swaps are as reported to us by the bank counterparty, which we believe to be a reliable source.

Note 6.	Retirement Plans
The components of net periodic benefit cost for our pension plans are presented below.

	Three months ended		Nine months ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in millions)
Service cost	$0.5	$0.5	$1.4	$1.5
Pension costs other than service:
Interest cost	3.5	3.6	10.7	10.8
Expected return on plan assets	(4.1)	(4.2)	(12.4)	(12.7)
Amortization of actuarial net loss	0.8	1.0	2.4	3.0
	0.2	0.4	0.7	1.1
Net periodic benefit cost	$0.7	$0.9	$2.1	$2.6
The amortization of actuarial losses, net of tax, is recorded as a component of other comprehensive loss.

Note 7.	Stock-based Compensation Plans
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

We awarded 171,288 stock-settled PRSUs in the nine months ended June 30, 2018 scheduled to settle in three years.
We issued 146,061 shares and 263,410 shares of common stock during the nine months ended June 30, 2018 and 2017, respectively, to settle PRSUs.
In addition to the PRSU activity, 3,333 and 342,038 restricted stock units vested during the three and nine months ended June 30, 2018, respectively.
We have granted cash-settled Phantom Plan instruments under the Mueller Water Products, Inc. Phantom Plan (“Phantom Plan”). At June 30, 2018, the outstanding Phantom Plan instruments had a fair value of $11.72 per instrument and our liability for Phantom Plan instruments was $1.7 million.
We granted stock-based compensation awards under the 2006 Stock Plan, the Mueller Water Products, Inc. 2006 Employee Stock Purchase Plan and the Phantom Plan during the nine months ended June 30, 2018 as follows.

	Number granted	Weighted average grant date fair value per instrument	Total grant date fair value (in millions)
Quarter ended December 31, 2017:
Restricted stock units	171,288	$12.41	$2.1
Employee stock purchase plan instruments	35,099	2.28	0.1
Phantom Plan awards	160,672	12.41	2.0
PRSUs: 2018 award	57,092	12.41	0.7
2017 award	71,070	12.41	0.9
2016 award	71,072	12.41	0.9
Quarter ended March 31, 2018:
Restricted stock units	63,389	11.67	0.7
Employee stock purchase plan instruments	32,702	2.49	0.1
Phantom Plan awards	2,527	10.95	—
Quarter ended June 30, 2018:
Employee stock purchase plan instruments	37,939	2.16	0.1
			$7.6
Income from continuing operations included stock-based compensation expense of $1.2 million and $0.4 million during the three months ended June 30, 2018 and 2017, respectively, and $5.3 million and $5.1 million during the nine months ended June 30, 2018 and 2017, respectively. At June 30, 2018, there was approximately $6.6 million of unrecognized compensation expense related to stock-based compensation arrangements, and 178,105 PRSUs that have been awarded for the 2019 and 2020 performance periods, for which performance goals have not been set.
We excluded 213,599 and 165,186 of stock-based compensation instruments from the calculations of diluted earnings per share for the quarters ended June 30, 2018 and 2017, respectively, and 245,033 and 208,868 for the nine months ended June 30, 2018 and 2017, respectively, since their inclusion would have been antidilutive.

Note 8.	Supplemental Balance Sheet Information
Selected supplemental balance sheet information is presented below.

	June 30,	September 30,
	2018	2017
	(in millions)
Inventories:
Purchased components and raw material	$80.1	$67.7
Work in process	38.6	35.6
Finished goods	37.4	35.6
	$156.1	$138.9

Other current assets:
Maintenance and repair tooling	$3.4	$3.3
Income taxes	3.5	10.9
Other	13.3	10.2
	$20.2	$24.4

Property, plant and equipment:
Land	$5.4	$5.6
Buildings	54.5	53.4
Machinery and equipment	289.7	266.7
Construction in progress	18.8	24.7
	368.4	350.4
Accumulated depreciation	(239.4)	(228.1)
	$129.0	$122.3
Other current liabilities:
Compensation and benefits	$29.4	$26.9
Customer rebates	7.9	6.5
Taxes other than income taxes	3.6	3.2
Warranty	8.8	3.5
Income taxes	0.6	0.9
Environmental	1.2	1.3
Interest	1.8	0.6
Restructuring	1.4	3.3
Other	8.1	7.3
	$62.8	$53.5

Note 9.	Segment Information
Summarized financial information for our segments is presented below.

	Three months ended		Nine months ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in millions)
Net sales, excluding intercompany:
Infrastructure	$224.1	$207.6	$595.3	$535.5
Technologies	26.1	24.6	66.4	63.6
	$250.2	$232.2	$661.7	$599.1
Intercompany sales:
Infrastructure	$—	$—	$—	$1.1
Technologies	—	—	—	—
	$—	$—	$—	$1.1
Operating income (loss):
Infrastructure	$57.0	$53.0	$130.0	$113.6
Technologies	(16.1)	(1.6)	(24.7)	(17.5)
Corporate	(10.3)	(8.4)	(24.1)	(27.6)
	$30.6	$43.0	$81.2	$68.5
Depreciation and amortization:
Infrastructure	$9.2	$8.9	$27.7	$27.0
Technologies	1.5	1.2	4.4	3.8
Corporate	0.1	0.1	0.2	0.3
	$10.8	$10.2	$32.3	$31.1
Strategic reorganization and other charges:
Infrastructure	$—	$0.4	$0.1	$2.1
Technologies	—	—	0.1	0.1
Corporate	2.6	0.8	8.2	2.8
	$2.6	$1.2	$8.4	$5.0
Capital expenditures:
Infrastructure	$10.7	$6.1	$21.8	$13.8
Technologies	2.0	1.3	5.0	7.6
Corporate	(0.2)	0.1	0.1	0.2
	$12.5	$7.5	$26.9	$21.6
The Technologies operating losses for the three and nine months ended June 30, 2018 included a warranty charge of $14.1 million and for the nine months ended June 30, 2017 included a warranty charge of $9.8 million, as described in Note 11.

Note 10.	Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss is presented below.

	Pension, net of tax	Foreign currency translation	Derivative instruments, net of tax	Total

Balance at September 30, 2017	$(47.0)	$(3.3)	$(1.5)	$(51.8)
Current period other comprehensive income (loss)	1.7	(2.3)	1.5	0.9
Balance at June 30, 2018	$(45.3)	$(5.6)	$—	$(50.9)

Note 11.	Commitments and Contingencies
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
The purchaser of U.S. Pipe has been identified as a “potentially responsible party” (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) in connection with a former manufacturing facility operated by U.S. Pipe that was in the vicinity of a proposed Superfund site located in North Birmingham, Alabama. Under the terms of the acquisition agreement relating to our sale of U.S. Pipe, we agreed to indemnify the purchaser for certain environmental liabilities, including those arising out of the former manufacturing site in North Birmingham. Accordingly, the purchaser tendered the matter to us for indemnification, which we accepted. Ultimate liability for the site will depend on many factors that have not yet been determined, including the determination of EPA’s remediation costs, the number and financial viability of the other PRPs (there are four other PRPs currently) and the determination of the final allocation of the costs among the PRPs. Accordingly, because the amount of such costs cannot be reasonably estimated at this time, no amounts had been accrued for this matter at June 30, 2018.
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
We have been working constructively with the parties involved in this matter in an effort to reach a consensual resolution with respect to the alleged tax liabilities at issue. Based on our work to date, we believe that once certain taxpayer refunds (applicable primarily to years 1997, and 2006 through 2015) are applied against asserted income tax liabilities owing for other years, the total net tax liabilities of Walter Energy, if any, will be substantially less than those asserted by the IRS in its earlier filed proofs of claims. However, until our work with the parties involved in this matter develops further, we cannot predict the amount of, or the extent to which we will be responsible for, any such liabilities. Such liabilities could have a material adverse effect on our business, financial condition, liquidity or results of operations. Furthermore, there can be no assurance that we will be able to reach any resolution with the parties involved in this matter and, in such event, we would intend to vigorously assert any and all available defenses against any liabilities we may have as a member of the Walter Energy consolidated group.
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

Other Matters. Certain Technologies radio products produced prior to 2017 and installed in particularly harsh environments have been failing at higher-than-expected rates. During the quarter ended March 31, 2017 we conducted additional testing of these products and revised our estimates of related warranty expenses. As a result, we recorded an additional warranty expense of $9.8 million associated with these products in the second quarter of 2017.
We monitor and analyze our warranty experience and costs periodically and may revise our warranty reserves as necessary. Critical factors in our reserve analyses include warranty terms, specific claim situations, general incurred and projected failure rates, the nature of product failures, product and labor costs, and general business conditions. During the quarter ended June 30, 2018, we completed such an analysis and determined, based on this new information, that certain Technologies products have been failing at higher-than-expected rates as well, and that the average cost to repair or replace certain products under warranty was higher than previously estimated. As a result, in the third quarter of 2018, we recorded an additional warranty expense of $14.1 million associated with such products.
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
On July 19, 2018, we voluntarily reduced the capacity of our ABL Agreement by $50 million, to $175.0 million. This reduction had no effect on our excess availability.
On July 26, 2018, our board of directors declared a dividend of $0.05 per share on our common stock, payable on or about August 20, 2018 to stockholders of record at the close of business on August 10, 2018.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto that appear elsewhere in this report. This report contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements that address activities, events or developments that we intend, expect, plan, project, believe or anticipate will or may occur in the future are forward-looking statements. Forward-looking statements are based on certain assumptions and assessments made by us in light of our experience and perception of historical trends, current conditions and expected future developments. Actual results and the timing of events may differ materially from those contemplated by the forward-looking statements due to a number of factors, including regional, national or global political, economic, business, competitive, market and regulatory conditions and the other factors described under the section entitled “RISK FACTORS” in Item 1A. of our annual report on Form 10-K for the year ended September 30, 2017 (“Annual Report”) and of our quarterly report on Form 10-Q for the quarter ended December 31, 2017 (“Quarterly Report”). Undue reliance should not be placed on any forward-looking statements. We do not have any intention or obligation to update forward-looking statements, except as required by law.
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
Infrastructure
We estimate approximately 60% of Infrastructure’s 2017 net sales were for repair and replacement directly related to municipal water infrastructure spending, approximately 30% were related to residential construction activity and approximately 10% were related to natural gas utility spending.
On February 15, 2017, we acquired Singer Valve, a manufacturer of automatic control valves, and its affiliate that distributes Singer Valve products in the U.S. for an ultimate aggregate cash purchase price of $26.6 million.
Technologies
The municipal market is the key end market for Technologies. These businesses are project-oriented and depend on customer adoption of their technology-based products and services. Mueller Systems continues to focus on the AMI segment of the market and AMI backlog was higher at June 30, 2018 than at June 30, 2017. Echologics had a greater number of projects under contract at June 30, 2018 than at June 30, 2017.

Results of Operations
Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

	Three months ended June 30, 2018
	Infrastructure	Technologies	Corporate	Total
	(in millions)
Net sales	$224.1	$26.1	$—	$250.2
Gross profit (loss)	$83.4	$(8.9)	$—	$74.5
Operating expenses:
Selling, general and administrative	26.4	7.2	7.7	41.3
Strategic reorganization and other charges	—	—	2.6	2.6
	26.4	7.2	10.3	43.9
Operating income (loss)	$57.0	$(16.1)	$(10.3)	30.6
Pension costs other than service				0.2
Interest expense, net				5.3
Loss on early extinguishment of debt				6.2
Gain on settlement of interest rate swap contracts				(2.4)
Income before income taxes				21.3
Income tax expense				6.0
Net income				$15.3

	Three months ended June 30, 2017
	Infrastructure	Technologies	Corporate	Total
	(in millions)
Net sales	$207.6	$24.6	$—	$232.2
Gross profit	$77.0	$5.6	$—	$82.6
Operating expenses:
Selling, general and administrative	23.6	7.2	7.6	38.4
Other charges	0.4	—	0.8	1.2
	24.0	7.2	8.4	39.6
Operating income (loss)	$53.0	$(1.6)	$(8.4)	43.0
Pension costs other than service				0.4
Interest expense, net				5.1
Income before income taxes				37.5
Income tax expense				13.4
Income from continuing operations				24.1
Loss from discontinued operations				(0.1)
Net income				$24.0
Consolidated Analysis
Net sales for the quarter ended June 30, 2018 increased $18.0 million to $250.2 million from $232.2 million due primarily to higher shipment volumes in both segments and higher pricing.
Gross profit for the quarter ended June 30, 2018 declined $8.1 million to $74.5 million from $82.6 million in the prior year period primarily due to the $14.1 million warranty charge recorded at Technologies and higher costs associated with inflation and unexpected equipment downtime and repair, partially offset by higher pricing and shipment volumes. Gross profit margin declined to 29.8% for the quarter ended June 30, 2018 compared to 35.6% in the prior year period.
Selling, general and administrative expenses (“SG&A”) for the quarter ended June 30, 2018 increased to $41.3 million from $38.4 million in the prior year period due primarily to timing of personnel-related expenses. SG&A as a percentage of net sales was 16.5% in each of the quarters ended June 30, 2018 and 2017.

Net interest expense increased $0.2 million in the quarter ended June 30, 2018 compared to the prior year period. The components of net interest expense are provided below.

	Three months ended
	June 30,
	2018	2017
	(in millions)
Term Loan	$4.5	$4.5
5.5% Senior Notes	1.3	—
Interest rate swap contracts	—	0.4
Deferred financing costs amortization	0.4	0.5
ABL Agreement	0.2	0.2
Other interest expense	0.1	0.1
	6.5	5.7
Interest income	(1.2)	(0.6)
	$5.3	$5.1
On December 22, 2017, tax legislation was enacted that made significant revisions to federal income tax laws, including lowering the corporate income tax rate to 21% from 35%, overhauling the taxation of income earned outside the United States and eliminating or limiting certain deductions. Since the effective date of the tax rate change was January 1, 2018, we are subject to a blended federal statutory tax rate of 24.5% throughout fiscal 2018.
For the quarter ended June 30, 2018, we reported income tax expense of $6.0 million or 28.2% of income before income taxes. The reconciliation between the U.S. federal statutory income tax rate and the effective tax rate is presented below.

	Three months ended
	June 30,
	2018	2017
U.S. federal statutory income tax rate	24.5%	35.0%
Adjustments to reconcile to the effective tax rate:
State income taxes, net of federal benefit	4.8	3.9
Excess tax benefits related to stock compensation	(0.2)	(0.2)
Domestic production activities deduction	(1.7)	(4.7)
Tax credits	(1.1)	(1.0)
Other	1.9	2.7
Effective income tax rate	28.2%	35.7%
Segment Analysis
Infrastructure
Net sales for the quarter ended June 30, 2018 increased 7.9% to $224.1 million compared to $207.6 million in the prior year period, primarily due to higher shipment volumes and pricing.
Gross profit for the quarter ended June 30, 2018 increased to $83.4 million from $77.0 million in the prior year period due to higher pricing and higher shipment volumes, which were partially offset by higher costs associated with inflation and unexpected equipment downtime and repairs. Gross profit margin increased to 37.2% for the quarter ended June 30, 2018 compared to 37.1% in the prior year period.

SG&A for the quarter ended June 30, 2018 increased to $26.4 million from $23.6 million in the prior year period. SG&A was 11.8% and 11.4% of net sales for the quarters ended June 30, 2018 and 2017, respectively. These increases in SG&A were primarily due to timing of certain personnel-related expenses.
Technologies
Net sales in the quarter ended June 30, 2018 increased to $26.1 million from $24.6 million in the prior year period primarily due to higher Mueller Systems shipment volumes and increased leak detection sales.
Gross loss in the quarter ended June 30, 2018 was $8.9 million compared to gross profit of $5.6 million in the prior year period. Gross loss margin was 34.1% in the quarter ended June 30, 2018 and was a profit of 22.8% in the prior year period. Excluding a warranty charge of $14.1 million in the current quarter, gross profit would have been $5.2 million and gross profit margin would have been 19.9%. In addition to the warranty charge at Mueller Systems, unexpected equipment downtime and repair costs at Mueller Systems and higher material costs in both Mueller Systems and Echologics negatively impacted current quarter gross loss and gross loss margin.
SG&A was $7.2 million in both the quarter ended June 30, 2018 and the prior year period. SG&A decreased to 27.6% of net sales for the quarter ended June 30, 2018 from 29.3% of net sales in the prior year period.
Corporate
SG&A was $7.7 million in the quarter ended June 30, 2018 and $7.6 million in the prior year period.

Nine Months Ended June 30, 2018 Compared to Nine Months Ended June 30, 2017

	Nine months ended June 30, 2018
	Infrastructure	Technologies	Corporate	Total
	(in millions)
Net sales	$595.3	$66.4	$—	$661.7
Gross profit (loss)	$207.3	$(2.9)	$—	$204.4
Operating expenses:
Selling, general and administrative	77.2	21.7	24.9	123.8
Gain on sale of idle property	—	—	(9.0)	(9.0)
Strategic reorganization and other charges	0.1	0.1	8.2	8.4
	77.3	21.8	24.1	123.2
Operating income (loss)	$130.0	$(24.7)	$(24.1)	81.2
Pension costs other than service				0.7
Interest expense, net				15.7
Loss on early extinguishment of debt				6.2
Gain on settlement of interest rate swap contracts				(2.4)
Income before income taxes				61.0
Income tax benefit				(19.6)
Net income				$80.6

	Nine months ended June 30, 2017
	Infrastructure	Technologies	Corporate	Total
	(in millions)
Net sales	$535.5	$63.6	$—	$599.1
Gross profit	$183.6	$3.3	$—	$186.9
Operating expenses:
Selling, general and administrative	67.9	20.7	24.8	113.4
Other charges	2.1	0.1	2.8	5.0
	70.0	20.8	27.6	118.4
Operating income (loss)	$113.6	$(17.5)	$(27.6)	68.5
Pension costs other than service				1.1
Interest expense, net				17.0
Income before income taxes				50.4
Income tax expense				16.2
Income from continuing operations				$34.2
Consolidated Analysis
Net sales for the nine months ended June 30, 2018 increased $62.6 million, or 10.4%, to $661.7 million from $599.1 million due primarily to increased shipment volumes, including the addition of Singer Valve, and improved pricing at Infrastructure, as well as volume increases at Technologies.
Gross profit for the nine months ended June 30, 2018 increased $17.5 million to $204.4 million from $186.9 million in the prior year period primarily due to increased shipment volumes at Infrastructure, the prior period’s $9.8 million warranty charge at Technologies, as well as higher pricing and cost productivity improvements at Infrastructure. These were partially offset by the current period warranty charge of $14.1 million and increased material costs. Gross profit margin declined to 30.9% for the nine months ended June 30, 2018 compared to 31.2% in the prior year period due primarily to increased volumes and the net effects of the warranty charges.
SG&A for the nine months ended June 30, 2018 increased to $123.8 million from $113.4 million in the prior year period due primarily to higher personnel-related expenses and additional SG&A from Singer Valve. SG&A as a percentage of net sales was 18.7% in the nine months ended June 30, 2018 and 18.9% in the prior year period.

Net interest expense declined $1.3 million in the nine months ended June 30, 2018 compared to the prior year period. The components of net interest expense are provided below.

	Nine months ended
	June 30,
	2018	2017
	(in millions)
Term Loan	$14.4	$14.3
5.5% Senior Notes	1.3	—
Interest rate swap contracts	0.6	1.5
Deferred financing costs amortization	1.3	1.3
ABL Agreement	0.6	0.6
Other interest expense	0.4	0.5
	18.6	18.2
Interest income	(2.9)	(1.2)
	$15.7	$17.0
On December 22, 2017, tax legislation was enacted that made significant revisions to federal income tax laws, including lowering the corporate income tax rate to 21% from 35%, overhauling the taxation of income earned outside the United States and eliminating or limiting certain deductions. Since the effective date of the tax rate change was January 1, 2018, we are subject to a blended federal statutory tax rate of 24.5%throughout fiscal 2018.
For the nine months ended June 30, 2018, we reported a net income tax benefit of $19.6 million, which was driven by a provisional net benefit of $35.1 million associated with adoption of the new tax legislation. This includes a $42.6 million provisional benefit recorded in our first quarter related to remeasurement of our net deferred income tax liabilities using the enacted tax rates in effect when we expect to recognize the related tax expenses or benefits, partially offset by a $7.5 million provisional expense for the transition tax. Other than these effects, income tax expense was $15.5 million, or 25.4% of income before income taxes for the nine months ended June 30, 2018. For the nine months ended June 30, 2017, income tax expense was 32.1% of income before income taxes. The reconciliation between the U.S. federal statutory income tax rate and the effective tax rate is presented below.

	Nine months ended
	June 30,
	2018	2017
U.S. federal statutory income tax rate	24.5%	35.0%
Adjustments to reconcile to the effective tax rate:
State tax apportionment change	—	1.7
State income taxes, net of federal benefit	4.5	3.9
Excess tax benefits related to stock compensation	(1.2)	(4.6)
Domestic production activities deduction	(1.6)	(4.5)
Tax credits	(1.0)	(1.7)
Other	0.2	2.3
	25.4%	32.1%
Transition tax	12.3	—
Remeasurement of deferred taxes for change in rates	(69.8)	—
Effective income tax rate	(32.1)%	32.1%
Segment Analysis
Infrastructure
Net sales for the nine months ended June 30, 2018 increased 11.2% to $595.3 million compared to $535.5 million in the prior year period due primarily to increased shipment volumes, including the addition of Singer Valve, and higher pricing.

Gross profit for the nine months ended June 30, 2018 increased to $207.3 million from $183.6 million in the prior year period due to increased shipment volumes, higher pricing and cost savings due to productivity improvements, which were partially offset by higher costs associated with inflation and unexpected equipment downtime and repairs. Gross profit margin increased to 34.8% for the nine months ended June 30, 2018 compared to 34.3% in the prior year period.
SG&A for the nine months ended June 30, 2018 increased to $77.2 million from $67.9 million in the prior year period due to increased personnel-related expenses and additional SG&A from Singer Valve. SG&A was 13.0% and 12.7% of net sales for the nine months ended June 30, 2018 and 2017, respectively.
Technologies
Net sales in the nine months ended June 30, 2018 increased 4.4% to $66.4 million from $63.6 million in the prior year period primarily due to higher leak detection sales partially offset by lower Mueller Systems shipment volumes.
Gross loss in the nine months ended June 30, 2018 was $2.9 million and gross profit was $3.3 million in the prior year period. This decrease was primarily due to the net effect of the warranty charges discussed above and current period increases in material costs.
SG&A was $21.7 million in the nine months ended June 30, 2018 compared to $20.7 million in the prior year period. SG&A was 32.7% of net sales for the nine months ended June 30, 2018 and 32.5% of net sales in the prior year period.
Corporate
SG&A was $24.9 million in the nine months ended June 30, 2018 compared to $24.8 million in the prior year period.
Liquidity and Capital Resources
We had cash and cash equivalents of $331.5 million at June 30, 2018 and $112.0 million of additional borrowing capacity under our ABL Agreement based on June 30, 2018 data, which, along with cash generated by operations, would be our source of incremental liquidity. Undistributed earnings from our subsidiaries in Canada and China are considered to be permanently invested outside the United States. At June 30, 2018, cash and cash equivalents included $10.4 million and $6.9 million in Canada and China, respectively.
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
We repurchased shares of our common stock for $20 million during the nine months ended June 30, 2018, and we had $170 million remaining on our share repurchase authorization at that date.
The ABL Agreement and Notes contain customary representations and warranties, covenants and provisions governing an event of default.  The covenants restrict our ability to engage in certain specified activities, including but not limited to the payment of dividends and the redemption of our common stock.
Cash flows from operating activities of continuing operations are categorized below.

	Nine months ended
	June 30,
	2018	2017
	(in millions)
Collections from customers	$660.5	$593.4
Disbursements, other than interest and income taxes	(576.2)	(529.1)
Interest payments, net	(10.2)	(15.0)
Income tax payments, net	(4.0)	(23.9)
Cash provided by (used in) operating activities	$70.1	$25.4
Collections from customers were higher during the nine months ended June 30, 2018 compared to the prior year period primarily due to net sales growth.

Increased disbursements, other than interest and income taxes, during the nine months ended June 30, 2018 reflect higher purchasing activity and higher costs for raw materials and purchased products.
Income tax payments were lower during the nine months ended June 30, 2018 compared to the prior year period because we began the current year with prepaid U.S. federal income taxes.
Capital expenditures were $26.9 million in the nine months ended June 30, 2018 compared to $21.6 million in the prior year period. We estimate 2018 capital expenditures will be between $52 million and $58 million. We are investing in our Chattanooga facility to expand domestic manufacturing capabilities and introduce additive manufacturing technologies to our foundries.
We anticipate that our existing cash, cash equivalents and borrowing capacity combined with our expected operating cash flows will be sufficient to meet our anticipated operating expenses, income tax payments, capital expenditures and debt service obligations as they become due through June 30, 2019. However, our ability to make these payments will depend partly upon our future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control.
ABL Agreement
At June 30, 2018, the ABL Agreement consisted of a revolving credit facility for up to $225 million of revolving credit borrowings, swing line loans and letters of credit. On July 19, 2018, we reduced this capacity to $175 million. The ABL Agreement permits us to increase the size of the credit facility by an additional $150 million in certain circumstances subject to adequate borrowing base availability. We may borrow up to $25 million through swing line loans and may have up to $60 million of letters of credit outstanding.
Borrowings under the ABL Agreement bear interest at a floating rate equal to LIBOR, plus a margin ranging from 125 to 150 basis points, or a base rate, as defined in the ABL Agreement, plus a margin ranging from 25 to 50 basis points. At June 30, 2018, the applicable LIBOR-based margin was 125 basis points.
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
5.5% Senior Unsecured Notes
On June 12, 2018, we issued $450.0 million of 5.5% Senior Unsecured Notes (“Notes”), which mature in June 2026 and bear interest at 5.5%, paid semi-annually. Substantially all of our U.S. Subsidiaries guarantee the Notes, which are subordinate to borrowings under the ABL. Based on quoted market prices, the outstanding Notes had a fair value of $452.3 million at June 30, 2018.
An indenture securing the Notes (“Indenture”) contains customary covenants and events of default, including covenants that limit our ability to incur debt, pay dividends, and make investments. We believe we were compliant with these covenants at June 30, 2018 and expect to remain in compliance through June 30, 2019.

We may redeem some or all of the Notes at any time or from time to time prior to June 15, 2021 at certain “make-whole” redemption prices (as set forth in the Indenture) and on or after June 15, 2021 at specified redemption prices (as set forth in the Indenture). Additionally, we may redeem up to 40% of the aggregate principal amount of the Notes at any time or from time to time prior to June 15, 2021 with the net proceeds of specified equity offerings at specified redemption prices (as set forth in the Indenture). Upon a change of control (as defined in the Indenture), we will be required to make an offer to purchase the Notes at a price equal to 101% of the outstanding principal amount of the Notes.
Term Loan
We had $483.9 million face value outstanding under the Term Loan, which we repaid on June 12, 2018 with the proceeds from the issuance of the Notes and cash on hand.
Our corporate credit ratings and the credit ratings for our debt are presented below.

	Moody’s		Standard & Poor’s
	June 30,	September 30,	June 30,	September 30,
	2018	2017	2018	2017
Corporate credit rating	Ba2	Ba3	BB	BB-
ABL Agreement	Not rated	Not rated	Not rated	Not rated
Notes	Ba3	N/A	BB	N/A
Term Loan	N/A	Ba3	N/A	BB
Outlook	Stable	Stable	Stable	Stable
Off-Balance Sheet Arrangements
We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose” entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, at June 30, 2018 we did not have any undisclosed borrowings, debt, derivative contracts or synthetic leases. Therefore, we were not exposed to any financing, liquidity, market or credit risk that could have arisen had we engaged in such relationships.
We use letters of credit and surety bonds in the ordinary course of business to ensure the performance of contractual obligations. At June 30, 2018, we had $17.3 million of letters of credit and $33.8 million of surety bonds outstanding.
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
During the quarter ended June 30, 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
In addition to the other information set forth in this report, you should carefully consider the factors discussed in PART I, “Item 1A. RISK FACTORS” in our Annual Report and our Quarterly Reports, each of which could materially affect our business, financial condition or operating results. These described risks are not the only risks facing us. Additional risks and uncertainties not known to us or that we deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the quarter ended June 30, 2018, we repurchased shares of our common stock consisting of shares surrendered to us to pay the tax withholding obligations of participants in connection with the lapsing of restrictions on restricted stock units, as follows.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publically announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs (in millions)
April 1-30, 2018	—	$—	—	$170.0
May 1-31, 2018	1,140	11.75	—	170.0
June 1-30, 2018	—	—	—	170.0
Total	1,140	$11.75	—
In 2015, we announced the authorization of a stock repurchase program for up to $50 million of our common stock. The program does not commit us to any particular timing or quantity of purchases, and we may suspend or discontinue the program at any time. In 2017, we announced an increase in the authorization of the program to $250 million. At June 30, 2018, we had remaining authorization of $170.0 million to repurchase shares of our common stock.

Item 6.	EXHIBITS

Exhibit No.	Document
4.3*	Indenture, dated June 15, 2018 among Mueller Water Products, Inc., the guarantors named on the signature pages thereto and Wells Fargo Bank, N.A. as trustee (including form of global notes).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (Extensible Business Reporting Language), (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Other Comprehensive Loss, (iv) the Condensed Consolidated Statements of Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements.

*     Filed with this quarterly report
**     Management compensatory plan, contract, or arrangement
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MUELLER WATER PRODUCTS, INC.
Date:	August 8, 2018	By:	/s/ Michael S. Nancarrow
Michael S. Nancarrow
Chief Accounting Officer