Form 10-K
period 2018-09-30
Mueller Water Products, Inc.
filed 2018-11-21
CIK 1350593

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2018
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒ Yes ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) ☒ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.505 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one): ☒ Large accelerated filer     ☐ Accelerated filer      ☐ Non-accelerated filer ☐ Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes ☒ No
There were 157,461,336 shares of common stock of the registrant outstanding at November 12, 2018. At March 31, 2018, the aggregate market value of the voting and non-voting common stock held by non-affiliates (assuming only for purposes of this computation that directors and executive officers may be affiliates) was $1,702.2 million based on the closing price per share as reported on the New York Stock Exchange.
DOCUMENTS INCORPORATED BY REFERENCE
Applicable portions of the Proxy Statement for the upcoming 2019 Annual Meeting of Stockholders of the Company are incorporated by reference into Part III of this Form 10-K.

Introductory Note
In this Annual Report on Form 10-K (“annual report”), (1) the “Company,” “we,” “us” or “our” refer to Mueller Water Products, Inc. and its subsidiaries (2) “Infrastructure” refers to our Infrastructure segment (3) “Technologies” refers to our Technologies segment (4) “Anvil” refers to our former Anvil segment, which we sold on January 6, 2017; and (5) “U.S. Pipe” refers to our former U.S. Pipe segment, which we sold on April 1, 2012. With regard to the Company’s segments, “we,” “us” or “our” may also refer to the segment being discussed.
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
On April 1, 2012, we sold U.S. Pipe.
On January 6, 2017, we sold Anvil. Anvil's results of operations and the gain from its sale have been classified as discontinued operations.
We are a leading manufacturer and marketer of products and services used in the transmission, distribution and measurement of water in North America. Our products and services are used by municipalities and the residential and non-residential construction industries. Certain of our products have leading positions due to their strong brand recognition and reputation for quality, service and innovation. We believe we have one of the largest installed bases of iron gate valves and fire hydrants in the United States. Our iron gate valve or fire hydrant products are specified for use in the largest 100 metropolitan areas in the United States. Our large installed base, broad product range and well-known brands have led to long-standing relationships with the key distributors and end users of our products. Our consolidated net sales were $916.0 million in 2018.
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
Infrastructure
Infrastructure manufactures valves for water and gas systems, including iron gate, butterfly, tapping, check, knife, plug, automatic control and ball valves, as well as dry-barrel and wet-barrel fire hydrants and a broad line of pipe repair products, such as clamps and couplings used to repair leaks. Infrastructure’s net sales were $818.8 million in 2018. Sales of Infrastructure products are driven principally by spending on water and wastewater infrastructure upgrade, repair and replacement, and by construction of new water and wastewater infrastructure, which is typically associated with construction of new residential communities. Infrastructure sells its products primarily through waterworks distributors. We believe a majority of Infrastructure’s 2018 net sales were for infrastructure upgrade, repair and replacement.
Technologies
Technologies offers residential and commercial water metering, water leak detection and pipe condition assessment products, systems and services. Technologies’ net sales were $97.2 million in 2018. Technologies is comprised of the Mueller Systems and Echologics businesses. Mueller Systems sells water metering systems, products and services directly to municipalities and to waterworks distributors. Echologics sells water leak detection and pipe condition assessment products and services primarily to municipalities.

Business Strategy
Our business strategy is to capitalize on the large, attractive and growing water infrastructure markets worldwide. Key elements of this strategy are as follows:
Deliver integrated, customer-focused support and alignment of our people, products and processes.
By centralizing common functions, integrating our information technology, and focusing management's attention on our customers and their needs, we expect to reduce operating costs, improve our responsiveness, and increase our net sales.
Accelerate development of new products.
We plan to continue to increase investments in our product development capabilities, including expanding our engineering staff, to develop and market new products and services. We expect to add new products to our portfolio and offer new products into different end markets. We expect this expansion to come through internal investments as well as acquisitions.
Drive continuously towards operational excellence.
We are bringing best practices focused on Lean manufacturing and Six Sigma with an investment mindset to deliver manufacturing productivity improvements. These efforts will facilitate innovation and new product development, helping us drive sales growth and strengthen product margins. Effective capital investments and efficiencies at our facilities will allow us to drive down costs, which can fund additional productivity initiatives and continued investment in product development.
Implement a go-to-market strategy that leverages all our products and services.
We plan to continue to accelerate sales growth of our existing products by enhancing our relationships with our customers and channel partners and realizing synergies among our product lines with a unified sales and marketing strategy.
Continue to seek to acquire and invest in businesses and technologies that expand our existing portfolio of businesses or allow us to enter new markets.
We will continue to evaluate the acquisition of strategic businesses, technologies and product lines that have the potential to strengthen our competitive positions, enhance or expand our existing product and service offerings, expand our technological capabilities, provide synergistic opportunities or allow us to enter new markets.  As part of this strategy, we may pursue international opportunities, including acquisitions, joint ventures and partnerships, that allow us to expand product or service offerings or enter new markets.
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
Infrastructure
Infrastructure is comprised of companies that manufacture valves for water and gas systems, as well as fire hydrants and pipe repair products for water distribution.
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
Water and Gas Valves and Related Products.  Infrastructure manufactures valves for water and gas systems, including iron gate, butterfly, tapping, check, knife, plug, automatic control and ball valves, and sells these products under a variety of brand names, including Mueller, U.S. Pipe Valve and Hydrant, and Singer Valve. Water and gas valves and related products, generally made of iron or brass, accounted for $569.1 million, $516.9 million and $504.8 million of our gross sales in 2018, 2017 and 2016, respectively. These valve products are used to control distribution and transmission of potable water, non-potable water or gas. Water valve products typically range in size from ¾ inch to 36 inches in diameter. Infrastructure also manufactures significantly larger valves as custom order work through its Henry Pratt product line. Most of these valves are used in water transmission or distribution, water treatment facilities or industrial applications.

Infrastructure also produces machines and tools for tapping, drilling, extracting, installing and stopping-off, which are designed to work with its water and gas fittings and valves as an integrated system.
Fire Hydrants.  Infrastructure manufactures dry-barrel and wet-barrel fire hydrants. Sales of fire hydrants and fire hydrant parts accounted for $204.3 million, $186.5 million and $184.9 million of our gross sales in 2018, 2017 and 2016, respectively. Infrastructure sells fire hydrants for new water infrastructure development, fire protection systems and water infrastructure repair and replacement projects.
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
Most municipalities have approved a limited number of fire hydrant brands for installation within their systems due to their desires to use the same tools and operating instructions across their systems and to minimize inventories of spare parts. We believe Infrastructure’s large installed base of fire hydrants throughout the United States and Canada, reputation for superior quality and performance and incumbent specification positions have contributed to the leading market position of its fire hydrants. This large installed base also leads to recurring sales of replacement hydrants and hydrant parts.
Other Products and Services. Infrastructure also sells pipe repair products, such as clamps and couplings used to repair leaks, under the Mueller and Jones brand names.
Technologies
Technologies is comprised of companies that provide innovative solutions, products and services that actively diagnose, measure and monitor the delivery of water.
Water Metering Products and Systems. Mueller Systems manufactures and sources a variety of water technology products under the Mueller Systems and Hersey brand names that are designed to help water providers accurately measure and control water usage. Mueller Systems offers a complete line of residential, fire line and commercial metering solutions. Residential and commercial water meters are generally classified as either manually read meters or remotely read meters via radio technology. A manually read meter consists of a water meter and a register that gives a visual meter reading display. Meters equipped with radio transmitters (endpoints) use encoder registers to convert the measurement data from the meter (mechanical or static) into an encrypted digital format which is then transmitted via radio frequency to a receiver that collects and formats the data appropriately for water utility billing systems. These remotely read systems are either automatic meter reading (“AMR”) systems or fixed network advanced metering infrastructure (“AMI”) systems. With an AMR system, utility personnel with mobile equipment, including a radio receiver, computer and reading software, collect the data from utilities’ meters. With an AMI system, a network of permanent data collectors or gateway receivers that are always active or listening for the radio transmission from the utilities’ meters gather the data. AMI systems eliminate the need for utility personnel to travel through service territories to collect meter reading data. These systems provide the utilities with more frequent and diverse data at specified intervals from the utilities’ meters. Mueller Systems sells both AMR and AMI systems and related products. Mueller Systems’ remote disconnect water meter enables the water flow to be stopped and started remotely via handheld devices or from a central operating facility.
Sales of water metering products and systems accounted for 79%, 83% and 83% of Technologies’ net sales in 2018, 2017 and 2016, respectively.
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
Infrastructure
Infrastructure operates twelve manufacturing facilities located in the United States, Canada and China. These manufacturing operations include foundry, machining, fabrication, assembly, testing and painting operations. Not all facilities perform each of these operations. Infrastructure’s existing manufacturing capacity is sufficient for anticipated near-term requirements. Infrastructure is currently expanding its large valve casting capabilities at its foundry location in Chattanooga.
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
Technologies
Mueller Systems operates one manufacturing facility in the United States and contracts with a manufacturing facility in Mexico. Mueller Systems designs, manufactures and assembles water metering products in Cleveland, North Carolina and designs and supports AMR and AMI systems in Middleborough, Massachusetts. Echologics designs leak detection and condition assessment products in Toronto, Ontario. As part of our continuing strategic reorganization initiative, we will be closing the Middleborough facility in 2019 and establishing a research and development center of excellence for software and electronics in Atlanta, Georgia.
Purchased Components and Raw Materials
Our products are made using various purchased components and several basic raw materials, including brass ingot, scrap steel, sand and resin. Purchased parts and raw materials represented approximately 39% and 11%, respectively, of cost of sales in 2018.
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
Infrastructure
Infrastructure sells its products primarily through waterworks distributors to a wide variety of end user customers, including municipalities, water and wastewater utilities, gas utilities, and fire protection and construction contractors. Sales of our products are heavily influenced by the specifications for the underlying projects. Approximately 9%, 8% and 8% of Infrastructure’s net sales were to Canadian customers in 2018, 2017 and 2016, respectively.
At September 30, 2018, Infrastructure had 87 sales representatives in the field and 104 inside marketing and sales professionals, as well as 112 independent manufacturer’s representatives. In addition to calling on distributors, these representatives call on municipalities, water companies and other end users to ensure the products specified for their projects are our products or comparable to our products.
Infrastructure’s extensive installed base, broad product range and well-known brands have led to many long-standing relationships with the key distributors in the principal markets we serve. Our distribution network covers all of the major locations for our principal products in the United States and Canada. Although we have long-standing relationships with most of our key distributors, we typically do not have long-term contracts with them, including our two largest distributors, which together accounted for approximately 35%, 34% and 35% of Infrastructure’s gross sales in 2018, 2017 and 2016, respectively. The loss of either of these distributors would have a material adverse effect on our business. See “Item 1A. RISK FACTORS-Our business depends on a small group of key customers for a significant portion of our sales.”
Technologies
Mueller Systems sells its water metering systems, products and services directly to municipalities and to waterworks distributors. Echologics sells water leak detection and pipe condition assessment products and services primarily to municipalities or utilities. At September 30, 2018, Technologies had 32 sales representatives in the field. Technologies’ five largest customers accounted for approximately 47%, 48% and 49% of its gross sales in 2018, 2017 and 2016, respectively. See “Item 1A. RISK FACTORS-Our business depends on a small group of key customers for a significant portion of our sales.”

Backlog
We consider backlog to represent orders placed by customers for which goods or services have yet to be delivered. Backlog is a meaningful indicator for the Pratt product line of Infrastructure and the Mueller Systems business unit of Technologies. Henry Pratt Company manufactures valves and other parts for large projects that typically require design and build specifications. The delivery lead time for parts used for these projects can be as long as nine months, and we expect approximately 15% of Henry Pratt Company's backlog at the end of 2018 will not be shipped until beyond 2019. Mueller Systems manufactures or sources water meter systems that are sometimes ordered in large quantities with delivery dates over several years, and we expect approximately 21% of Mueller Systems’ backlog will not be shipped until beyond 2019. Backlog for Henry Pratt Company and Mueller Systems is presented below.

	September 30,
	2018	2017
	(in millions)
Henry Pratt Company	$71.9	$73.2
Mueller Systems	20.6	23.2
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
The markets for products and services sold by Technologies are very competitive. Mueller Systems sells water metering products and systems, primarily in the United States. We believe a substantial portion of this market is in the process of transitioning from manually read meters to automatically read meters, but we also expect this transition to be relatively slow and that many end users will be reluctant to adopt brands other than their historically preferred brand. Although Mueller Systems’ market position is relatively small, we believe its automatically read meters and associated technology are well positioned to gain a greater share of these markets. Its principal competitors are Sensus, Itron, Inc., Neptune Technology Group, Inc., Badger Meter, Inc., and Master Meter. Echologics sells water leak detection and pipe condition assessment products and services in North America, the United Kingdom and select countries in Europe, Asia and the Middle East, with its primary markets being the United States and Canada. The worldwide market for leak detection and pipe condition assessment is highly fragmented with numerous competitors. Its more significant competitors are Pure Technologies Ltd., Gutermann AG and Syrinix Ltd.
Research and Development
Our primary research and development (“R&D”) facilities are located in Chattanooga, Tennessee for Infrastructure and in Middleborough, Massachusetts and Toronto, Ontario for Technologies. The primary focus of these operations is to develop new products, improve and refine existing products and obtain and assure compliance with industry approval certifications or standards (such as AWWA, UL, FM, NSF and The Public Health and Safety Company). During October 2018, we announced the creation of a research and development center of excellence for software and electronics in Atlanta, Georgia, which will allow us to consolidate our resources, including those in Middleborough, and accelerate product innovation.  At September 30, 2018, we employed 76 people dedicated to R&D activities.  R&D expenses were $11.6 million, $12.1 million and $9.9 million during 2018, 2017 and 2016, respectively.

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
Employees
At September 30, 2018, we employed approximately 2,700 people, of whom 87% work in the United States. At September 30, 2018, 71% of our hourly workforce was represented by collective bargaining agreements.
Our locations with employees covered by such agreements are presented below.

Location	Expiration of current agreement(s)
Chattanooga, TN	October 2019 and January 2020
Decatur, IL	June 2020
Albertville, AL	October 2020
Aurora, IL	September 2021
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
Our primary end markets are repair and replacement of water infrastructure, driven by municipal spending, and new water infrastructure installation driven by new residential construction. Sustained uncertainty about any of these end markets could cause our distributors and end use customers to delay purchasing, or determine not to purchase, our products or services. General economic and other factors, including interest rates, inflation, unemployment levels, energy costs, the state of the credit markets (including municipal bonds, mortgages, home equity loans and consumer credit) and other factors beyond our control, could adversely affect our sales, profitability and cash flows. In particular, interest rates are currently rising and are expected to continue to rise in the near term. Increases in interest rates can significantly increase the costs of the projects in which our products are utilized -- such as water and wastewater infrastructure upgrade, repair and replacement projects -- and lead to such projects being reduced, delayed and/or rescheduled, which could result in a decrease in our revenues and earnings and adversely affect our financial condition. In addition, higher interest rates are often accompanied by inflation. In an inflationary environment, we may be unable to raise the prices of our products sufficiently to keep up with the rate of inflation, which would reduce our profit margins. Although the rate of inflation has been low for several years, during the same period we have experienced, and we continue to experience increases in our input costs above the general inflation rate.
A significant portion of our business depends on spending for water and wastewater infrastructure construction activity.
A significant portion of our business depends on local, state and federal spending on water and wastewater infrastructure upgrade, repair and replacement. Funds for water and wastewater infrastructure repair and replacement typically come from local taxes, water fees and water rates. State and local governments and private water entities that do not adequately budget for capital expenditures when setting tax rates, water rates and water fees, as applicable, may be unable to pay for water infrastructure repair and replacement if they do not have access to other funding sources. Governments and private water entities may have limited abilities to increase taxes, water fees or water rates, as applicable. It is not unusual for water and wastewater projects to be delayed and rescheduled for a number of reasons, including changes in project priorities, increasing interest rates and inflation (as discussed above) and difficulties in complying with environmental and other governmental regulations. In addition, reductions or delays in federal spending related to water or wastewater infrastructure could adversely affect state or local projects and may adversely affect our financial results.
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
As discussed above, several conditions that affect the overall affordability of a home are currently on the rise, including mortgage interest rates and inflation and many commentators are predicting a slowdown in residential construction activity. Because a significant portion of our business depends on new water and wastewater infrastructure spending, which in turn largely depends on residential construction, our financial performance depends significantly on the stability and growth of the residential construction market. This market depends on a variety of factors beyond our control, including household formation, consumer confidence, interest rates, inflation and the availability of mortgage financing, as well as the mix between single and multifamily construction and ultimately the extent to which new construction leads to the development of raw land. Adverse conditions or sustained uncertainty regarding the residential construction market could adversely affect our sales, profitability and cash flows.

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
The long-term success of our newer products and services, such as smart metering, leak detection and pipe condition assessment, depends on market acceptance.
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

We may not be able to adequately manage the risks associated with the introduction and deployment of new products and systems, including increased warranty costs.
The success of our new products and systems will depend on our ability to manage the risks associated with their introduction, including the risk that new products and systems may have quality or other defects or deficiencies in their early stages that result in their failure to satisfy performance or reliability requirements. Our success will depend in part on our ability to manage these risks, including costs associated with manufacturing, installation, maintenance and warranties. These challenges can be costly and technologically challenging, and we cannot determine in advance the ultimate effect they may have. For example, during the quarters ended March 30, 2017 and June 30, 2018, we recorded discrete warranty expenses of $9.8 million and $14.1 million, respectively, associated with certain products that Technologies produced prior to 2017, as described more fully in Note 17. to the Notes to the Consolidated Financial Statements. Warranty liabilities and the related reserve estimation process is highly judgmental due to the complex nature of these exposures and the unique circumstances of each claim. Furthermore, once claims are asserted for a product defect, it can be difficult to determine the extent to which the assertion of these claims will expand geographically. Although we have obtained insurance for product defect claims, such policies may not be available or adequate to cover the liability for damages, the cost of repairs and/or the expense of litigation. Current and future claims may arise out of events or circumstances not covered by insurance and not subject to effective indemnification agreements with our subcontractors. Failure to successfully manage these challenges could result in lost revenue, significant expenses, and harm to our reputation.
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
Activities under the plan were initiated in the fourth quarter of 2017 and essentially completed in 2018. We incurred approximately $8.8 million in restructuring charges associated with the reorganization. We do not expect to incur additional material charges related to this reorganization.
During October 2018, we announced the move of our Middleborough, Massachusetts facility to Atlanta, which will allow us to consolidate our resources and accelerate product innovation through creation of a research and development center of excellence for software and electronics in Atlanta, Georgia. As a result of this reorganization, we expect annual cost savings of approximately $1.5 million, which takes into account the hiring and alignment of new engineering talent. We expect to incur approximately $5.0 million in charges related to this reorganization.
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

•
Difficulties in integrating acquired businesses, technologies and personnel into our business or into our compliance and control programs, particularly those that involve international operations such as our pending acquisition of Krausz Industries, Ltd expected to close in December 2018, which is based in Tel Aviv, Israel (“Krausz Industries”);

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

•	Assumptions of liabilities that exceed our estimated amounts;

•	Verifying the financial statements and other business information of an acquired business;

•	Inability to obtain required regulatory approvals and/or required financing on favorable terms;

•	Potential loss of key employees, contractual relationships or customers;

•	Increased operating expenses related to the acquired businesses or technologies;

•	The failure of new technologies, products or services to gain market acceptance with acceptable profit margins;

•	Entering new markets in which we have little or no experience or in which competitors may have stronger market positions;

•	Dilution of interests of holders of our common shares through the issuance of equity securities or equity-linked securities; and

•	Inability to achieve expected synergies.
Any acquisitions or investments may ultimately harm our business or financial condition, as they may not be successful and may ultimately result in impairment charges.
Potential international business opportunities may expose us to additional risks, including currency exchange fluctuations.
A part of our growth strategy depends on us expanding internationally. Although net sales outside of the United States and Canada account for a relatively small percentage of our total net sales, we expect to increase our level of business activity outside of the United States and Canada, as illustrated by our pending acquisition of Krausz Industries, expected to close in December 2018, which is based in Tel Aviv, Israel. Some countries that present good business opportunities also face political and economic instability and vulnerability to infrastructure and other disruptions. Seeking to expand our business internationally exposes us to additional risks, which include foreign exchange risks and currency fluctuations (as discussed more fully below), political and economic uncertainties, changes in local business conditions and national and international conflicts. A primary risk we face in connection with our export shipments relates to our ability to collect amounts due from customers. We also face the potential risks arising from staffing, monitoring and managing international operations, including the risk such activities may divert our resources and management time.
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

We earn revenues and incur expenses in foreign currencies as part of our operations outside of the United States. Accordingly, fluctuations in currency exchange rates may significantly increase the amount of U.S. dollars required for foreign currency expenses or significantly decrease the U.S. dollars we receive from foreign currency revenues. As a result, changes between the foreign exchange rates and the U.S. dollar affect the amounts we record for our foreign assets, liabilities, revenues and expenses, and could have a negative effect on our financial results. We expect that our exposure to foreign currency exchange rate fluctuations will grow as the relative contribution of our non-U.S. operations increases through both organic and inorganic growth.
If significant tariffs or other restrictions are placed on foreign imports by the United States or any related counter-measures are taken by impacted foreign countries, our revenue and results of operations may be harmed.
If significant tariffs or other restrictions are placed on foreign imports by the United States or any related counter-measures are taken by impacted foreign countries, our revenue and results of operations may be harmed. The Trump Administration has signaled that it may continue to alter trade agreements and terms between China and the United States, including limiting trade with China and/or imposing additional tariffs on imports from China. In March 2018, President Trump imposed a 25% tariff on steel imports and a 10% tariff on aluminum imports and announced additional tariffs on goods imported from China specifically, as well as certain other countries. The materials subject to these tariffs to date can impact our raw material costs. However, if further tariffs are imposed on a broader range of imports, or if further retaliatory trade measures are taken by China or other countries in response to additional tariffs, we may be required to raise our prices, which may result in the loss of customers and harm our operating performance.
Inefficient or ineffective allocation of capital could adversely affect our operating results and/or shareholder value.
Our goal is to invest capital to generate long-term value for our shareholders. This includes spending on capital projects, such as developing or acquiring strategic businesses, technologies and product lines with the potential to strengthen our industry position, enhancing our existing set of product and service offerings, or entering new markets, as well as periodically returning value to our stockholders through share repurchases and dividends. To a large degree, capital efficiency reflects how well we manage key risks. The actions taken to address specific risks may affect how well we manage the more general risk of capital efficiency. If we do not properly allocate our capital, we may fail to produce optimal financial results and we may experience a reduction in stockholder value, including increased volatility in our stock price.
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
We may experience difficulties implementing upgrades to our enterprise resource planning system.
We are engaged in a multi-year implementation of upgrades to our enterprise resource planning system (ERP) and other systems. The ERP is designed to accurately maintain the company’s books and records and provide information important to the operation of the business to the company’s management team. These upgrades will require significant investment of human and financial resources. In implementing the ERP upgrade, we may experience significant delays, increased costs and other difficulties. Any significant disruption or deficiency in the design and implementation of the ERP upgrades could adversely affect our ability to process orders, ship product, send invoices and track payments, fulfill contractual obligations or otherwise operate our business. While we have invested significant resources in planning and project management, significant implementation issues may arise.
Normal operations at our key manufacturing facilities may be interrupted.
Some of our key products, including fire hydrants and iron gate valves, are manufactured at single or few manufacturing facilities that depend on critical pieces of heavy equipment that cannot be economically moved to other locations. We are therefore limited in our ability to shift production among locations. The operations at our manufacturing facilities may be interrupted or impaired by various operating risks, including, but not limited to:

•	Catastrophic events, such as fires, floods, explosions, natural disasters, severe weather or other similar occurrences;

•	Interruptions in the delivery of raw materials, shortages of equipment or spare parts, or other manufacturing inputs;

•	Adverse government regulations;

•	Equipment or information systems breakdowns or failures;

•	Violations of our permit requirements or revocation of permits;

•	Releases of pollutants and hazardous substances to air, soil, surface water or ground water; and

•	Labor disputes.
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
We depend on the Internet and our information technology infrastructure for electronic communications among our locations around the world and among our personnel and suppliers and customers. Cyber and other data security breaches of this infrastructure can create system disruptions, shutdowns or unauthorized disclosure of confidential information. If we or our service providers are unable to prevent these breaches, our operations could be disrupted or we may suffer financial, reputational or other harm because of lost or misappropriated information.
We may fail to effectively manage confidential data, which could harm our reputation, result in substantial additional costs and subject us to litigation.
As we grow our Technologies businesses, we continue to accumulate increasing volumes of customer data. In addition, we store personal information in connection with our human resources operations. Our efforts to protect this information may be unsuccessful due to employee errors or malfeasance, technical malfunctions, the actions of third parties (such as cyber attack) or other factors. If our cyber defenses and other countermeasures we deploy are unable to protect personal data, it could be accessed or disclosed improperly, which could expose us to liability, harm our reputation and deter current and potential users from using our products and services. The regulatory environment related to cyber and information security, data collection and privacy is increasingly rigorous, with new and constantly changing requirements applicable to our business, and compliance with those requirements could result in additional costs.
Cyberattacks and security vulnerabilities could lead to reduced revenue, increased costs, liability claims, or harm to our reputation
Cyberthreats are constantly evolving and can take a variety of forms, increasing the difficulty of detecting and successfully defending against them.  Individual and groups of hackers and sophisticated organizations, including state-sponsored organizations or nation-states, continuously undertake attacks that pose threats to our customers and our IT.  These actors may use a wide variety of methods, which may include developing and deploying malicious software or exploiting vulnerabilities in hardware, software, or other infrastructure in order to attack our products and services or gain access to our networks and datacenters, using social engineering techniques to induce our employees, users, partners, or customers to disclose passwords or other sensitive information or take other actions to gain access to our data or our users’ or customers’ data, or acting in a coordinated manner to launch distributed denial of service or other coordinated attacks. Inadequate account security practices may also result in unauthorized access to confidential data.
We may have no current capability to detect certain vulnerabilities, which may allow them to persist in the environment over long periods of time.  Cyberthreats can have cascading impacts that unfold with increasing speed across our internal networks and systems and those of our partners and customers. Breaches of our facilities, network, or data security could disrupt the security of our systems and business applications, impair our ability to provide services to our customers and protect the privacy of their data, result in product development delays, compromise confidential or technical business information harming our reputation, result in theft or misuse of our intellectual property or other assets, require us to allocate more resources to improved technologies, or otherwise adversely affect our business.

We are subject to a variety of claims, investigations and litigation that could adversely affect our results of operations and harm our reputation.
In the normal course of our business, we are subject to claims and lawsuits, including from time to time claims for damages related to product liability and warranties, investigations by governmental agencies, litigation alleging the infringement of intellectual property rights and litigation related to employee matters and commercial disputes. Defending these lawsuits and becoming involved in these investigations may divert our management’s attention, and may cause us to incur significant expenses, even if there is no evidence that our systems or components were the cause of the claim. In addition, we may be required to pay damage awards, penalties or settlements, or become subject to injunctions or other equitable remedies, that could have a material adverse effect on our business, financial condition, results of operations and cash flows. Moreover, any insurance or indemnification rights that we have may be insufficient or unavailable to protect us against potential loss exposures. See “Item 1. BUSINESS - Regulatory and Environmental Matters,” “Item 3. LEGAL PROCEEDINGS - Environmental,” “Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Contingencies” and Note 17. of the Notes to Consolidated Financial Statements.
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
In addition, certain statutes such as CERCLA may impose joint and several liability for the costs of remedial investigations and actions on entities that generated waste, arranged for disposal of waste, transported to or selected the disposal sites and the past and present owners and operators of such sites. All such “potentially responsible parties” (“PRP”) (or any one of them, including us) may be required to bear all of such costs regardless of fault, the legality of the original disposal or ownership of the disposal site. As a result, we may be required to conduct investigations and perform remedial activities at current and former operating and manufacturing sites where we have been, or in the future could be, named a PRP with respect to such environmental liabilities, any of which could require us to incur material costs. The final remediation costs of these environmental sites may exceed current estimated costs, and additional sites in the future may require material remediation expenses. If actual expenditures exceed our estimates, our results of operations and financial position could be materially and adversely affected. See “Item 1. BUSINESS - Regulatory and Environmental Matters,” “Item 3. LEGAL PROCEEDINGS - Environmental,” “Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Contingencies” and Note 17. of the Notes to Consolidated Financial Statements.
We may have substantial additional liability for federal income tax allegedly owed by Walter Energy.
We were a member of the Walter Energy, Inc. (“Walter Energy”) federal tax consolidated group, through December 14, 2006, at which time the company was spun-off from Walter Industries. Until our spin-off from Walter Energy, we joined in the filing of the Walter Energy consolidated federal income tax return for each taxable year during which we were a member of the consolidated group. As a result, we are jointly and severally liable for the federal income tax liability, if any, of the consolidated group for each of those years. Accordingly, we could be liable in the event any such federal income tax liability is incurred, and not discharged, by any other member of the Walter Energy tax consolidated group for any period during which we were included in the Walter Energy tax consolidated group.
In July 2015, Walter Energy filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code in the Northern District of Alabama (“Chapter 11 Case”). On February 2, 2017, the Chapter 11 Case was converted to a liquidation proceeding under Chapter 7 of the U.S. Bankruptcy Code, pursuant to which Walter Energy is now in the process of being wound down and liquidated.
The IRS is currently alleging that Walter Energy owes substantial amounts for prior taxable periods in which we were a member of the Walter Energy tax consolidated group (specifically, 1983-1994, 2000-2002 and 2005). On January 11, 2016, the IRS filed a proof of claim in the Chapter 11 Case, alleging that Walter Energy owes taxes, interest and penalties for the years 1983-1994, 2000-2002 and 2005 in an aggregate amount of $554.3 million ($229.1 million of which the IRS claims is entitled to priority status in the Chapter 11 Case). The IRS asserts that its claim is based on an alleged settlement of Walter Energy’s tax liability for years 1983 through 1994, which Walter Energy disputed. In the proof of claim, the IRS included an alternative calculation in an aggregate amount of $860.4 million, which it asserts would be appropriate in the event the alleged settlement is determined to be non-binding ($535.3 million of which the IRS claims is entitled to priority status in the Chapter 11 Case). The IRS has indicated its intent to pursue collection of amounts included in the proofs of claim from former members of the Walter Energy tax consolidated group.
We have been working constructively with the parties involved in this matter in an effort to reach a consensual resolution with respect to the alleged tax liabilities at issue. Based on our work to date, we believe that once certain anticipated refunds (applicable primarily to 1997 and 2006 through 2015) are applied against asserted income tax liabilities owing for other years, the total net tax liabilities of Walter Energy, if any, will be substantially less than those asserted by the IRS.
We cannot estimate the amount of, or the extent to which we will be responsible for, any liabilities to which we may be subject relating to these tax claims. Such liabilities could have a material adverse effect on our business, financial condition, liquidity or results of operations. Furthermore, there can be no assurance we will be able to reach any resolution with the parties involved in this matter and, in such event, we would intend to vigorously assert any and all available defenses against any liabilities we may have as a member of the Walter Energy consolidated group.
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
Our ability to expand or maintain our business depends on our ability to hire, train and retain employees with the skills necessary to understand and adapt to the continuously developing needs of our customers. The increasing demand for qualified personnel makes it more difficult for us to attract and retain employees with requisite skill sets, particularly employees with specialized technical and trade experience. Changing demographics and labor work force trends also may result in a loss of knowledge and skills as experienced workers retire. If we fail to attract, motivate, train and retain qualified personnel, or if we experience excessive turnover, we may experience declining sales, manufacturing delays or other inefficiencies, increased recruiting, training and relocation costs and other difficulties, and our business, financial condition, results of operations and cash flows could be materially and adversely affected. Competition for qualified personnel is intense and we may not be successful in attracting or retaining qualified personnel, which could negatively impact our business.
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
Our operations require substantial amounts of purchased components and raw materials, such as scrap steel, sand, resin, brass ingot and steel pipe. We generally purchase components and raw materials at current market prices. The cost and availability of these materials are subject to economic forces largely beyond our control, including North American and international demand, foreign currency exchange rates, freight costs, tariffs and commodity speculation.
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
Many of our manufacturing plants use significant amounts of electricity generated by burning fossil fuels, which releases carbon dioxide. Several state courts and administrative agencies are considering the scope and scale of carbon dioxide emission regulation under various laws pertaining to the environment, energy use and development and greenhouse gas emissions. In addition, several states are considering various carbon dioxide registration and reduction programs. The final details and scope of these various legislative, regulatory and policy measures are unclear and their potential impact is still uncertain, so we cannot fully predict the impact on our business.

The potential impacts of climate change on our operations are highly uncertain. Although the financial impact of these potential changes is not reasonably estimable at this time, our operations in certain locations and those of our customers and suppliers could potentially be adversely affected, which could adversely affect our sales, profitability and cash flows.
We may not be able to efficiently integrate our acquisition of Krausz Industries or other future acquisitions.
We expect to continue making acquisitions as part of our long-term business strategy. In February 2017, we completed our acquisition of Singer Valve for $26.6 million. In November 2018, we announced an agreement to acquire Krausz Industries for $140 million. These acquisitions and other transactions and arrangements involve significant challenges and risks, including that they do not advance our business strategy, that we get an unsatisfactory return on our investment, that we have difficulty integrating and retaining new employees, business systems, and technology, or that they distract management from our other businesses. The success of these transactions and arrangements will depend in part on our ability to leverage them to enhance our existing products and services or develop compelling new ones. It may take longer than expected to realize the full benefits from these transactions and arrangements, such as increased revenue, enhanced efficiencies, or increased market share, or the benefits may ultimately be smaller than we expected. These events could adversely affect our operating results or financial condition.

Item 2.	PROPERTIES
Our principal properties are listed below.

Location	Activity	Size (sq. ft.)	Owned or leased
Infrastructure:
Albertville, AL	Manufacturing	422,000	Owned
Aurora, IL	Manufacturing	147,000	Owned
Aurora, IL	Distribution	84,000	Leased
Barrie, Ontario	Distribution	50,000	Leased
Brownsville, TX	Manufacturing	50,000	Leased
Calgary, Alberta	Distribution	11,000	Leased
Chattanooga, TN	Manufacturing	525,000	Owned
Chattanooga, TN	General and administration	17,000	Leased
Chattanooga, TN	Research and development	22,000	Leased
Cleveland, TN	Manufacturing	109,500	Owned
Decatur, IL	Manufacturing	467,000	Owned
Hammond, IN	Manufacturing	51,000	Owned
Jingmen, China	Manufacturing	154,000	Owned
Ontario, CA	Distribution	73,000	Leased
Surrey, British Columbia	Manufacturing	33,000	Leased
Tai Cang, China	Manufacturing	19,000	Leased
Woodland, WA	Manufacturing	20,000	Leased
Sharjah, United Arab Emirates	Distribution	10,000	Leased
Technologies:
Cleveland, NC	Manufacturing	190,000	Owned
Middleborough, MA	Research and development	26,000	Leased
Toronto, Ontario	Research and development	14,000	Leased
Corporate:
Atlanta, GA	Corporate headquarters	25,000	Leased
We consider our facilities to be well maintained and believe we have sufficient capacity to meet our anticipated needs through 2019. Our leased properties have terms expiring at various dates through 2028.

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
The purchaser of U.S. Pipe has been identified as a “potentially responsible party” (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) in connection with a former manufacturing facility operated by U.S. Pipe that was in the vicinity of a proposed Superfund site located in North Birmingham, Alabama. Under the terms of the acquisition agreement relating to our sale of U.S. Pipe, we agreed to indemnify the purchaser for certain environmental liabilities, including those arising out of the former manufacturing site in North Birmingham. Accordingly, the purchaser tendered the matter to us for indemnification, which we accepted. Ultimate liability for the site will depend on many factors that have not yet been determined, including the determination of EPA’s remediation costs, the number and financial viability of the other PRPs (there are four other PRPs currently) and the determination of the final allocation of the costs among the PRPs. Accordingly, because the amount of such costs cannot be reasonably estimated at this time, no amounts had been accrued for this matter at September 30, 2018.
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
Walter Energy. We were a member of the Walter Energy federal tax consolidated group, through December 14, 2006, at which time the company was spun-off from Walter Industries. Until our spin-off from Walter Energy, we joined in the filing of the Walter Energy consolidated federal income tax return for each taxable year during which we were a member of the consolidated group. As a result, we are jointly and severally liable for the federal income tax liability, if any, of the consolidated group for each of those years. Accordingly, we could be liable in the event any such federal income tax liability is incurred, and not discharged, by any other member of the Walter Energy tax consolidated group for any period during which we were included in the Walter Energy tax consolidated group.
In July 2015, Walter Energy filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code in the Northern District of Alabama (“Chapter 11 Case”). On February 2, 2017, the Chapter 11 Case was converted to a liquidation proceeding under Chapter 7 of the U.S. Bankruptcy Code, pursuant to which Walter Energy is now in the process of being wound down and liquidated.

The IRS is currently alleging that Walter Energy owes substantial amounts for prior taxable periods in which we were a member of the Walter Energy tax consolidated group (specifically, 1983-1994, 2000-2002 and 2005). On January 11, 2016, the IRS filed a proof of claim in the Chapter 11 Case, alleging that Walter Energy owes taxes,interest and penalties for the years 1983-1994, 2000-2002 and 2005 in an aggregate amount of $554.3 million ($229.1 million of which the IRS claims is entitled to priority status in the Chapter 11 Case).  The IRS asserts that its claim is based on an alleged settlement of Walter Energy’s tax liability for years1983 through1994, which Walter Energy disputed.  In the proof of claim, the IRS included an alternative calculation in an aggregate amount of $860.4 million, which it asserts would be appropriate in the event the alleged settlement is determined to be non-binding ($535.3 million of which the IRS claims is entitled to priority status in the Chapter 11 Case). The IRS has indicated its intent to pursue collection of amounts included in the proofs of claim from former members of the Walter Energy tax consolidated group.
According to a quarterly report on Form 10-Q filed by Walter Energy with the SEC on November 5, 2015, Walter Energy had $33.0 million of accruals at September 30, 2015 for unrecognized tax benefits in connection with the matters subject to the IRS claims and Walter Energy stated it believed it had sufficient accruals to address any claims, including interest and penalties, and did not believe that any potential difference between any final settlements and amounts accrued would have a material effect on Walter Energy’s financial position, but such potential difference could be material to its results of operations in a future reporting period.
We have been working constructively with the parties involved in this matter in an effort to reach a consensual resolution with respect to the alleged tax liabilities at issue. Based on our work to date, we believe that once certain anticipated refunds (applicable primarily to 1997 and 2006 through 2015) are applied against asserted income tax liabilities owing for other years, the total net tax liabilities of Walter Energy, if any, will be substantially less than those asserted by the IRS.
We cannot estimate the amount of, or the extent to which we will be responsible for, any liabilities to which we may be subject relating to these tax claims. Such liabilities could have a material adverse effect on our business, financial condition, liquidity or results of operations. Furthermore, there can be no assurance we will be able to reach any resolution with the parties involved in this matter and, in such event, we would intend to vigorously assert any and all available defenses against any liabilities we may have as a member of the Walter Energy consolidated group.
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
At September 30, 2018, there were 107 stockholders of record for our common stock.
Equity Compensation Plan Information
The information regarding our compensation plans under which equity securities are authorized for issuance is set forth in “Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.”
Sale of Unregistered Securities
We did not issue any unregistered securities within the past three years.
Issuer Purchases of Equity Securities
We repurchased $10 million in shares of our common stock in the quarter ended September 30, 2018.
Stock Price Performance Graph
The following graph compares the cumulative quarterly stock market performance of our common stock with the Russell 2000 Stock Index (“Russell 2000”) and the Dow Jones U.S. Building Materials & Fixtures Index (“DJ Building Materials & Fixtures”) since September 30, 2013. Total return values were calculated based on cumulative total return assuming (i) the investment of $100 in our common stock, the Russell 2000 and the DJ Building Materials & Fixtures on the dates indicated and (ii) reinvestment of all dividends.

Item 6.	SELECTED FINANCIAL DATA
The selected financial and other data presented below should be read in conjunction with, and are qualified by reference to, “Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” and the consolidated financial statements and notes thereto included elsewhere in this annual report.

	2018	2017	2016	2015	2014
	(in millions, except per share data)
Statement of operations data:
Net sales	$916.0	$826.0	$800.6	$793.4	$783.3
Cost of sales	626.1	558.1	531.7	547.5	548.2
Gross profit	289.9	267.9	268.9	245.9	235.1
Selling, general and administrative expenses	166.7	155.4	149.5	147.6	151.2
Loss on Walter receivable	—	—	—	11.6	—
Gain on sale of idle property	(9.0)	—	—	—	—
Other charges	10.5	10.4	7.2	7.9	3.1
Interest expense, net	20.9	22.2	23.6	27.5	49.6
Loss on early extinguishment of debt	6.5	—	—	31.3	1.0
Pension costs other than service	1.0	1.4	19.3	(0.8)	(0.2)
Gain on settlement of interest rate swap contracts	(2.4)	—	—	—	—
Income before income taxes	95.7	78.5	69.3	20.8	30.4
Income tax (benefit) expense	(9.9)	24.2	24.2	8.3	1.5
Income from continuing operations	105.6	54.3	45.1	12.5	28.9
Discontinued operations(1)	—	69.0	18.8	18.4	26.6
Net income	$105.6	$123.3	$63.9	$30.9	$55.5
Earnings per basic share:
Continuing operations	$0.67	$0.34	$0.28	$0.08	$0.18
Discontinued operations(1)	—	0.43	0.12	0.11	0.17
Net income	$0.67	$0.77	$0.40	$0.19	$0.35
Earnings per diluted share:
Continuing operations	$0.66	$0.34	$0.28	$0.08	$0.18
Discontinued operations(1)	—	0.42	0.11	0.11	0.16
Net income	$0.66	$0.76	$0.39	$0.19	$0.34
Weighted average shares outstanding:
Basic	158.2	160.1	161.3	160.5	159.2
Diluted	159.7	161.8	163.4	163.2	162.2
Balance sheet data (at September 30):
Cash and cash equivalents	$347.1	$361.7	$195.0	$113.1	$161.1
Working capital	518.4	528.7	426.5	381.5	363.0
Property, plant and equipment, net	150.9	122.3	108.4	100.0	96.2
Total assets	1,291.9	1,258.3	1,280.6	1,229.8	1,312.5
Total debt	445.0	480.6	484.4	488.3	540.3
Long-term liabilities	560.0	627.2	675.3	694.0	716.5
Total liabilities	727.1	768.8	861.1	862.0	960.9
Total equity	564.8	489.5	419.5	367.8	351.6
Other data (year ended September 30):
Depreciation and amortization	43.7	41.9	39.5	43.4	42.5
Capital expenditures	55.7	40.6	31.5	27.2	25.3
Cash dividends declared per share	0.190	0.150	0.100	0.075	0.070

(1)	In 2017, we sold Anvil. The results of its operations and the gain on the sale of Anvil are classified as discontinued operations for 2014 through 2017, as applicable.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the consolidated financial statements and notes thereto that appear elsewhere in this annual report.
Overview
Organization
On October 3, 2005, Walter Energy acquired all outstanding shares of capital stock representing the Mueller Co. and Anvil businesses and contributed them to its U.S. Pipe business to form the Company. In June 2006, we completed an initial public offering of common stock and in December 2006, Walter Energy distributed to its shareholders all of its equity interests in the Company, completing our spin-off. We subsequently sold our U.S. Pipe and Anvil businesses.
Unless the context indicates otherwise, whenever we refer to a particular year, we mean our fiscal year ended or ending September 30 in that particular calendar year.
Business
We operate our business through two segments, Infrastructure, formerly referred to as Mueller Co., and Technologies, formerly referred to as Mueller Technologies.
We estimate approximately 60% of the Company's 2018 net sales were for repair and replacement directly related to municipal water infrastructure spending, approximately 30% were related to residential construction activity and less than 10% were related to natural gas utilities.
We expect our primary end markets, repair and replacement of water infrastructure, driven by municipal spending, and new water infrastructure installation, driven by residential construction, to grow in 2019. We expect the residential construction market to be the faster growing.
Infrastructure
Municipal spending in 2018 was relatively strong compared with the prior year and economic forecasts predict this trend will continue. According to the U.S. Bureau of Economic Analysis, state and local tax receipts for the quarter ended September 30, 2018 were up year-over-year and, according to the U.S. Department of Labor, the trailing twelve-month average consumer price index for water and sewerage rates at September 30, 2018 increased 3.2%. However, water conservation efforts, particularly in areas impacted by recent drought conditions, have resulted in lower overall receipts for some U.S. water utilities.
The year-over-year percentage change in housing starts is a key indicator of demand for Infrastructure’s products sold in the residential construction market. In September 2018, Zelman & Associates forecasted a 6% increase in housing starts for calendar 2019 compared to the prior year. In November 2018, Blue Chip Economic Indicators forecasted a 3% increase in housing starts for calendar 2019 compared to the prior year.
Technologies
The municipal market is the key end market for Technologies. The businesses in Technologies are project-oriented and depend on customer adoption of their technology-based products and services. We entered 2019 with a backlog of $20.6 million at Mueller Systems, largely for AMI products.
Consolidated
Overall in 2019 for Mueller Water Products, we expect year-over-year net sales percentage growth between 4% and 6%. We expect adjusted operating income to increase between 7% and 9% and for productivity improvements to help increase operating margin.

Results of Operations
Year Ended September 30, 2018 Compared to Year Ended September 30, 2017

	Year ended September 30, 2018
	Infrastructure	Technologies	Corporate	Total
	(in millions)
Net sales	$818.8	$97.2	$—	$916.0
Gross profit	$284.7	$5.2	$—	$289.9
Operating expenses:
Selling, general and administrative	104.5	29.5	32.7	166.7
Gain on sale of idle property	—	—	(9.0)	(9.0)
Other charges	0.1	0.1	10.3	10.5
	104.6	29.6	34.0	168.2
Operating income (loss)	$180.1	$(24.4)	$(34.0)	121.7
Pension costs other than service				1.0
Interest expense, net				20.9
Loss on early extinguishment of debt				6.5
Gain on settlement of interest rate swap contracts				(2.4)
Income before income taxes				95.7
Income tax benefit				(9.9)
Income from continuing operations				$105.6

	Year ended September 30, 2017
	Infrastructure	Technologies	Corporate	Total
	(in millions)
Net sales	$739.9	$86.1	$—	$826.0
Gross profit	$259.9	$8.0	$—	$267.9
Operating expenses:
Selling, general and administrative	93.4	27.6	34.4	155.4
Other charges	2.7	0.7	7.0	10.4
	96.1	28.3	41.4	165.8
Operating income (loss)	$163.8	$(20.3)	$(41.4)	102.1
Pension costs other than service				1.4
Interest expense, net				22.2
Income before income taxes				78.5
Income tax expense				24.2
Income from continuing operations				$54.3
Consolidated Analysis
Net sales for 2018 increased 10.9% to $916.0 million from $826.0 million in the prior year due primarily to higher shipment volumes in both Infrastructure and Technologies as well as higher pricing in Infrastructure.
Gross profit was $289.9 million for 2018 and $267.9 million in the prior year. Gross margin declined 80 basis points to 31.6% in 2018 from 32.4% in the prior year primarily due to higher material costs in the current year and the net effect of warranty charges at Technologies.
Selling, general and administrative expenses (“SG&A”) increased 7.3% to $166.7 million for 2018 from $155.4 million in the prior year, but declined 60 basis points to 18.2% of net sales from 18.8% of net sales in the prior year. The increase in SG&A was primarily due to personnel-related expenses and the acquisition of Singer Valve.

Other charges for 2018 consisted primarily of costs of our previously announced strategic reorganization and expenses related to our former U.S. Pipe and Anvil segments. In 2018, we also recorded a gain on the sale of a property in Burlington, New Jersey that we had retained in the sale of U.S. Pipe. For 2017, other charges consisted primarily of costs of our previously announced strategic reorganization and costs associated with the acquisition of Singer Valve.
Interest expense, net declined $1.3 million in 2018 from the prior year as a result of interest income earned on the cash proceeds from the sale of Anvil and higher interest rates. Interest expense associated with the Term Loan decreased due to the replacement of the Term Loan with the 5.5% Senior Notes in June 2018. The components of interest expense, net are provided below.

	2018	2017
	(in millions)
Term Loan	$14.4	$19.1
5.5% Senior Notes	7.5	—
Interest rate swap contracts	0.6	1.9
Deferred financing costs amortization	1.6	1.8
ABL Agreement	0.6	0.8
Other interest expense	0.6	0.6
	25.3	24.2
Interest income	(4.4)	(2.0)
	$20.9	$22.2
On December, 22, 2017, tax legislation was enacted that made significant revisions to federal income tax laws, including lowering the corporate income tax rate to 21 percent from 35 percent, overhauling the taxation of income earned outside the United States and eliminating or limiting certain deductions.
Income tax was a benefit of $9.9 million due to a one-time net benefit of $35.0 million associated with the current year adoption of the Tax Cuts and Jobs Act. Excluding this benefit, our effective income tax rate was 26.2% in 2018. This rate is lower than the prior year effective rate of 30.8% primarily due to the reduction in the federal statutory tax rate introduced by this tax legislation. In 2018, our federal statutory rate was a blended rate of 24.5%.
Segment Analysis
Infrastructure
Net sales for 2018 increased 10.7% to $818.8 million from $739.9 million in the prior year. Net sales increased primarily due to higher shipment volumes of approximately $57 million, excluding the net sales of Singer Valve which we acquired in February 2017. Unit shipments of valves, hydrants and brass products each increased between 6% and 8% in 2018 compared to 2017. Favorable pricing of approximately $18 million and inclusion of a full year of Singer Valve net sales also contributed to the increase in net sales.
Gross profit for 2018 increased 9.5% to $284.7 million from $259.9 million in the prior year primarily due to increased shipment volumes. We experienced higher material costs throughout the year, and although higher pricing covered these costs, it did not maintain our margins. Gross margin was down 30 basis points to 34.8% for 2018 from 35.1% in the prior year primarily due to this cost inflation.
SG&A in 2018 increased 11.9% to $104.5 million from $93.4 million in the prior year primarily due to personnel-related costs and the acquisition of Singer Valve. SG&A was 12.8% and 12.6% of net sales for 2018 and 2017, respectively.
Technologies
Net sales in 2018 increased to $97.2 million from $86.1 million in the prior year primarily due to approximately $11 million of higher shipment volumes.
Gross profit in 2018 decreased $2.8 million to $5.2 million from $8.0 million in the prior year. Gross margin declined to 5.3% in 2018 from 9.3% in the prior year. These decreases are primarily due to the net effect of the warranty charges and higher material costs.

SG&A increased to $29.5 million in 2018 from $27.6 million in the prior year primarily due to increased selling costs related to increased shipment volumes. SG&A as a percentage of net sales improved to 30.3% for 2018 from 32.1% in the prior year.
Corporate
SG&A was $32.7 million in 2018 and $34.4 million 2017.
Year Ended September 30, 2017 Compared to Year Ended September 30, 2016

	Year ended September 30, 2017
	Infrastructure	Technologies	Corporate	Total
	(in millions)
Net sales	$739.9	$86.1	$—	$826.0
Gross profit	$259.9	$8.0	$—	$267.9
Operating expenses:
Selling, general and administrative	93.4	27.6	34.4	155.4
Other charges	2.7	0.7	7.0	10.4
	96.1	28.3	41.4	165.8
Operating income (loss)	$163.8	$(20.3)	$(41.4)	102.1
Pension costs other than service				1.4
Interest expense, net				22.2
Income before income taxes				78.5
Income tax expense				24.2
Income from continuing operations				$54.3

	Year ended September 30, 2016
	Infrastructure	Technologies	Corporate	Total
	(in millions)
Net sales	$715.7	$84.9	$—	$800.6
Gross profit	$251.7	$17.2	$—	$268.9
Operating expenses:
Selling, general and administrative	88.4	27.4	33.7	149.5
Other charges	0.8	0.9	5.5	7.2
	89.2	28.3	39.2	156.7
Operating income (loss)	$162.5	$(11.1)	$(39.2)	112.2
Pension costs other than service				19.3
Interest expense, net				23.6
Income before income taxes				69.3
Income tax expense				24.2
Income from continuing operations				$45.1
Consolidated Analysis
Net sales for 2017 increased to $826.0 million from $800.6 million in the prior year due primarily to higher shipment volumes of $15.4 million and $10.3 million in net sales related to the acquisition of Singer Valve
Gross profit for 2017 decreased to $267.9 million from $268.9 million in the prior year. Gross margin decreased 120 basis points to 32.4% in 2017 from 33.6% in the prior year due primarily due to a discrete warranty charge of $9.8 million at Technologies.
SG&A for 2017 increased to $155.4 million from $149.5 million in the prior year primarily due to the addition of Singer Valve. SG&A as a percentage of net sales increased to 18.8% in 2017 from 18.7% in the prior year.

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
Interest expense, net declined $1.4 million in 2017 compared to the prior year as a result of interest income earned on the cash proceeds form the sale of Anvil. Interest expense associated with the Term Loan decreased due to the repricing we completed in February 2017, which reduced the applicable interest rate spread by 75 basis points. The components of interest expense, net are provided below.

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
Segment Analysis
Infrastructure
Net sales for 2017 increased to $739.9 million from $715.7 million in the prior year. Net sales increased primarily due to higher shipment volumes of $14.0 million and $10.3 million in net sales of Singer Valve, which we acquired in February 2017. Domestic shipments of valves, hydrants and brass products increased 1.7% in 2017 compared to 2016.
Gross profit for 2017 increased to $259.9 million from $251.7 million in the prior year. Gross profit for 2017 increased primarily due to increased shipment volumes. Gross margin was 35.1% for 2017 compared to 35.2% in the prior year.
SG&A in 2017 was $93.4 million compared to $88.4 million in the prior year primarily due to personnel-related costs and the acquisition of Singer Valve. SG&A was 12.6% and 12.4% of net sales for 2017 and 2016, respectively.
Technologies
Net sales in 2017 increased to $86.1 million from $84.9 million in the prior year due to $1.4 million of higher shipment volumes.
Gross profit in 2017 decreased $9.2 million to $8.0 million from $17.2 million in the prior year. Gross margin declined to 9.3% in 2017 compared to 20.3% in the prior year. These decreases are primarily due to the $9.8 million warranty charge related to certain radio products produced between 2011 and 2014, which we recorded in our second quarter of 2017.
SG&A was $27.6 million in 2017 and $27.4 million in the prior year. SG&A as a percentage of net sales decreased to 32.1% of net sales for 2017 from 32.3% of net sales in the prior year.
Corporate
SG&A was $34.4 million in 2017 and $33.7 million in the prior year.

Financial Condition
Cash and cash equivalents were $347.1 million at September 30, 2018 and $361.7 million at September 30, 2017. Cash proceeds received from the sale of Anvil in 2017 were $305.7 million. Cash and cash equivalents decreased during 2018 as a result of cash provided by operating activities of $133.1 million, which was offset by cash used in investing activities of $47.9 million, primarily capital expenditures, and cash used in financing activities of $98.3 million, primarily debt extinguishment, dividend payments and share repurchases. Cash and cash equivalents also decreased by $1.5 million during 2018 due to changes in currency exchange rates.
Receivables, net were $164.3 million at September 30, 2018 and $145.3 million at September 30, 2017. Receivables at September 30, 2018 and September 30, 2017 represented approximately 65 and 64 days net sales, respectively.
Inventories were $156.6 million at September 30, 2018 and $138.9 million at September 30, 2017. Inventories increased during 2018 due primarily to inflation in raw material and purchased parts costs.
Property, plant and equipment, net was $150.9 million at September 30, 2018 and $122.3 million at September 30, 2017, and depreciation expense was $20.9 million in 2018 compared to $19.8 million in 2017. Capital expenditures, including software development costs capitalized, were $55.7 million in 2018.
Intangible assets were $420.2 million at September 30, 2018 and $439.3 million at September 30, 2017. Finite-lived intangible assets, $141.5 million of net book value at September 30, 2018, are amortized over their estimated useful lives. This amortization expense was $22.8 million during 2018 and is expected to be approximately $21 million to $24 million in each of the next five years. Indefinite-lived intangible assets, $278.7 million at September 30, 2018, are not amortized, but tested at least annually for possible impairment.
Accounts payable and other current liabilities were $166.4 million at September 30, 2018 and $136.0 million at September 30, 2017. Payables increased during 2018 due primarily to inflation in raw material and purchased parts costs.
Outstanding debt was $445.0 million at September 30, 2018 and $480.6 million at September 30, 2017.
Deferred income taxes were net liabilities of $78.0 million at September 30, 2018 and net liabilities of $114.0 million at September 30, 2017. The $36.0 million decrease in the net liability was primarily due to the effects of the rate changes enacted in the tax legislation. Deferred tax liabilities related to intangible assets and other were $109.4 million and $158.4 million at September 30, 2018 and 2017, respectively.
Liquidity and Capital Resources
We had cash and cash equivalents of $347.1 million at September 30, 2018 and approximately $125 million of additional borrowing capacity under our ABL Agreement based on September 30, 2018 data. Undistributed earnings from our subsidiaries in Canada and China are considered to be permanently invested outside of the United States. At September 30, 2018, cash and cash equivalents included $13.9 million and $7.1 million in Canada and China, respectively.
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
Cash flows from operating activities are categorized below.

	2018	2017
	(in millions)
Collections from customers	$895.5	$816.6
Disbursements, other than interest and income taxes	(742.8)	(705.8)
Interest payments, net	(8.9)	(19.5)
Income tax payments, net	(10.7)	(31.9)
Cash provided by operating activities	$133.1	$59.4
We collected $78.9 million more from customers in 2018 than in 2017, which is relatively consistent with the $90 million increase in net sales in 2018 compared with 2017.

Capital expenditures were $55.7 million during 2018 and $40.6 million during 2017. We estimate 2019 capital expenditures will be $56 million to $60 million. We expect our capital expenditures will be higher over the next several years as we invest more in our machinery, equipment and facilities for product introductions, enhanced productivity and maintenance.
Income tax payments were lower during 2018 compared to the prior year primarily due to the change in the federal tax rates and the timing of quarterly payments in 2017. We expect the effective tax rate in 2019 to be between 25% and 27%.
In 2015, we announced the authorization of a stock repurchase program for up to $50.0 million of our common stock. The program does not commit us to any particular timing or quantity of purchases, and we may suspend or discontinue the program at any time. In 2017, we announced an increase in the authorization of this program to $250 million. We acquired 2,573,475 and 4,581,227 shares of our common stock in 2018 and 2017, respectively. At September 30, 2018, we had remaining authorization of $160.0 million to repurchase shares of our common stock.
On November 5, 2018, we announced we had signed an agreement to acquire Krausz Industries, a manufacturer of pipe couplings, grips and clamps for approximately $140 million in cash, subject to post-closing adjustments. We expect to close this transaction in December.
We anticipate our existing cash, cash equivalents and borrowing capacity combined with our expected operating cash flows will be sufficient to meet our anticipated operating expenses, acquisition payments, capital expenditures and debt service obligations as they become due through September 30, 2019. However, our ability to make these payments will depend partly upon our future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control.
ABL Agreement
At September 30, 2018, the ABL Agreement consisted of a revolving credit facility for up to $175 million of revolving credit borrowings, swing line loans and letters of credit. The ABL Agreement permits us to increase the size of the credit facility by an additional $150 million in certain circumstances. We may borrow up to $25 million through swing line loans and may have up to $60 million of letters of credit outstanding.
Borrowings under the ABL Agreement bear interest at a floating rate equal to LIBOR plus a margin ranging from 125 to 150 basis points, or a base rate, as defined in the ABL Agreement, plus a margin ranging from 25 to 50 basis points. At September 30, 2018, the applicable LIBOR-based margin was 125 basis points. We pay a commitment fee for any used borrowing capacity under the ABL Agreement of 25 basis points per annum.
The ABL Agreement terminates on July 13, 2021.
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

5.5% Senior Unsecured Notes
On June 12, 2018, we privately issued $450.0 million of 5.5% Senior Unsecured Notes (“Notes”), which mature in June 2026 and bear interest at 5.5%, paid semi-annually. Substantially all of our U.S. Subsidiaries guarantee the Notes, which are subordinate to borrowings under the ABL. Based on quoted market prices, the outstanding Notes had a fair value of $452.3 million at September 30, 2018.
An indenture securing the Notes (“Indenture”) contains customary covenants and events of default, including covenants that limit our ability to incur debt, pay dividends, and make investments. We believe we were compliant with these covenants at September 30, 2018 and expect to remain in compliance through September 30, 2019.
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
Term Loan
On November 25, 2014, we entered into a $500.0 million senior secured term loan (“Term Loan”), which accrued interest at a floating rate equal to LIBOR, subject to a floor of 0.75%, plus 250 basis points. The principal amount of the Term Loan was required to be repaid in quarterly installments of $1.225 million with any remaining principal due on November 25, 2021. We repaid the Term Loan on June 12, 2018 with the proceeds from the issuance of the Notes and cash on hand. We wrote-off the associated deferred debt issuance costs and recorded a loss on the early extinguishment of debt of $6.2 million.
As described more fully in Note 8. of the Notes to Consolidated Financial Statements, we entered into interest rate swap contracts in April 2015 that hedged interest payments on $150 million of our Term Loan borrowings from September 30, 2016 through September 30, 2021. We terminated these interest rate swaps and reclassified all associated amounts from accumulated other comprehensive loss to earnings and recorded a cash gain of $2.4 million in the quarter ended June 30, 2018.
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
We use letters of credit and surety bonds in the ordinary course of business to ensure the performance of contractual obligations. At September 30, 2018, we had $17.3 million of letters of credit and $32.5 million of surety bonds outstanding.

Contractual Obligations
Our contractual obligations at September 30, 2018 are presented below.

	2019	2020-2021	2022-2023	After 2023	Total
	(in millions)
Debt principal payments	$0.7	$0.9	$—	$450.0	$451.6
Debt interest payments	25.2	50.0	49.6	74.3	199.1
Operating leases	4.3	7.4	5.0	3.2	19.9
Unconditional purchase obligations(1)	97.6	1.0	—	—	98.6
Other current liabilities(2)	1.2	—	—	—	1.2
	$129.0	$59.3	$54.6	$527.5	$770.4

(1)	Includes contractual obligations for purchases of raw materials and capital expenditures.

(2)	Consists of obligations for required pension contributions. Actual payments may differ. We have not estimated required pension contributions beyond 2019.
Effect of Inflation
We experience changing price levels primarily related to purchased components and raw materials. Infrastructure experienced a 16% increase in the average cost per ton of scrap steel and a 17% increase in the average cost of brass ingot purchased in 2018 compared to 2017.  Technologies was also impacted by the 17% increase in the average cost of brass ingot.
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
In May 2014, the Financial Accounting Standards Board (“FASB”) issued new guidance for the recognition of revenue and additional financial statement disclosures.  We will adopt this guidance using the modified retrospective transition method beginning in the first quarter of fiscal 2019. During 2018, we completed our scoping and developed a project plan to classify our revenue streams, to evaluate revenue recognition practices for each stream against the new requirements, to consider changes to the terms of our sales contracts, and design and implement processes to quantify the effects of necessary changes. We have closely assessed the new guidance, including the interpretations by the FASB Transition Resource Group for Revenue Recognition, throughout 2018. We have completed the review of a sample of contracts with our customers that we believe are representative of our significant revenue streams. While we are substantially complete with the process of evaluating the impacts that will result from the new guidance, our assessment will be finalized during the first quarter of 2019. We expect that revenue for our primary revenue streams will be recognized at a point in time, which is similar to how revenue is recognized for these services under the previous guidance. We do not anticipate recording a material adjustment for the cumulative effect of adoption of the new guidance and we do not expect the new guidance to have a significant impact on our consolidated financial position, results of operations, equity or cash flows as of the adoption date beyond the required additional disclosures. We also have identified and have implemented and are implementing changes to our accounting policies and practices, business processes, systems and controls over the impacts of the new guidance on us, including the disclosure requirements and the collection of relevant data into the reporting process.
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
Accounting for the Impairment of Long-Lived Assets Including Goodwill and Other Intangible Assets
We test indefinite-lived intangible assets and goodwill for impairment annually (or more frequently if events or circumstances indicate possible impairment). We performed this annual impairment testing at September 1, and concluded that our indefinite-lived intangible assets and goodwill were not impaired. We tested the indefinite-lived intangible assets for impairment using a “royalty savings method,” which is a variation of the discounted cash flow method. This method estimates a fair value by calculating an estimated discounted future cash flow stream from the hypothetical licensing of the indefinite-lived intangible assets. If this estimated fair value exceeds the carrying value, no impairment is indicated. This analysis is dependent on management’s best estimates of future operating results and the selection of reasonable discount rates and hypothetical royalty rates. Significantly different projected operating results could result in a different conclusion regarding impairment. Standard valuation methodologies using rates considered reasonable by management have not indicated an impairment.
Other long-lived assets, including finite-lived intangible assets, are amortized over their respective estimated useful lives and reviewed for impairment if events or circumstances indicate possible impairment.

Warranty Costs
We accrue for warranty expenses that can include customer costs of repair and/or replacement, including labor, materials, equipment, freight and reasonable overhead costs. We accrue for the estimated cost of product warranties at the time of sale if such costs are determined to be reasonably estimable at that time. Warranty cost estimates are revised throughout applicable warranty periods as better information regarding warranty costs becomes available. Critical factors in our analyses include warranty terms, specific claim situations, general incurred and projected failure rates, the nature of product failures, product and labor costs, and general business conditions. These estimates are inherently uncertain as they are based on historical data. If warranty claims are made in the current period for issues that have not historically been the subject of warranty claims and were not taken into consideration in establishing the accrual or if claims for issues already considered in establishing the accrual exceed expectations, warranty expense may exceed the accrual for that particular product. Additionally, a significant increase in costs of repair or replacement could require additional warranty expense. We monitor and analyze our warranty experience and costs periodically and may revise our warranty accrual as necessary. However, as we cannot predict actual future claims, the potential exists for the difference in any one reporting period to be material.
Contingencies
We are involved in litigation, investigations and claims arising out of the normal conduct of our business. We estimate and accrue liabilities resulting from such matters based on a variety of factors, including outstanding legal claims and proposed settlements; assessments by counsel of pending or threatened litigation; and assessments of potential environmental liabilities and remediation costs. We believe we have adequately accrued for these potential liabilities; however, facts and circumstances may change and could cause the actual liability to exceed the estimates, or may require adjustments to the recorded liability balances in the future. As we learn new facts concerning contingencies, we reassess our position both with respect to accrued liabilities and other potential exposures. Estimates particularly sensitive to future changes include liabilities recorded for environmental remediation, tax and legal matters. Estimated future environmental remediation costs are subject to change due to such factors as the uncertain magnitude of cleanup costs, the unknown time and extent of such remedial actions that may be required, and the determination of our liability in proportion to that of other responsible parties. Estimated future costs related to tax and legal matters are subject to change as events evolve and as additional information becomes available during the administrative and litigation processes. For more information on these and other contingencies, see Note 17. of the Notes to Consolidated Financial Statements. See also “Item 1. BUSINESS - Regulatory and Environmental Matters,” “Item 1A. RISK FACTORS” and “Item 3. LEGAL PROCEEDINGS”
Workers Compensation, Defined Benefit Pension Plans, Environmental and Other Long-term Liabilities
We are obligated for various liabilities that will ultimately be determined over what could be a very long future time period. We established the recorded liabilities for such items at September 30, 2018 using estimates for when such amounts will be paid and what the amounts of such payments will be. These estimates are subject to change based on numerous factors, including among others, regulatory changes, technology changes, the investment performance of related assets, longevity of participants, the discount rate used and changes to plan designs.

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
Commodity Price Risk
Our products are made using various purchased components and several basic raw materials, including brass ingot, scrap steel, sand and resin. We expect prices for these items to fluctuate based on marketplace demand and our product margins and level of profitability may fluctuate whether or not we pass changes in purchased component and raw material costs on to our customers.
Infrastructure experienced a 16% increase in the average cost per ton of scrap steel and a 17% increase in the average cost of brass ingot purchased in 2018 compared to 2017. Technologies was also impacted by the 17% increase in the average cost of brass ingot. See “Item 1A. RISK FACTORS-The prices of our purchased components and raw materials can be volatile.”
Interest Rate Risk
Prior to the June 12, 2018 retirement of our Term Loan, we were exposed to interest rate risk that we managed to some extent using derivative instruments. We terminated these instruments in conjunction with the retirement of the Term Loan. Under our April 2015 interest rate swap contracts, we received interest calculated using 3-month LIBOR, subject to a floor of 0.750%, and paid fixed interest at 2.341%, on an aggregate notional amount of $150.0 million. These swap contracts effectively fixed the cash interest rate on $150.0 million of our borrowings under the Term Loan at 4.841%.
Currency Risk
Our principal assets, liabilities and operations outside the U.S. are in Canada and China. These assets and liabilities are translated into U.S. dollars at currency exchange rates in effect at the end of each period, with the effect of such translation reflected in other comprehensive loss. Our stockholders’ equity will fluctuate depending upon the weakening or strengthening of the U.S. dollar against these non-U.S. currencies. Net sales and expenses of these subsidiaries are translated into U.S. dollars at the average currency exchange rate during the period. At September 30, 2018, $68.2 million of our net assets were denominated in non-U.S. currencies.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Reports of Independent Registered Public Accounting Firm, Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements that are filed as part of this annual report are listed under “Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES” and are set forth beginning on page F-1.
Selected quarterly financial data for 2018 and 2017 are provided in Note 19. of the Notes to Consolidated Financial Statements.

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
Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this annual report. Based on this evaluation, those officers have concluded that, at September 30, 2018, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We assessed the effectiveness of our internal control over financial reporting at September 30, 2018. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013 framework). After doing so, management concluded that, at September 30, 2018, our internal control over financial reporting was effective.
The effectiveness of our internal control over financial reporting at September 30, 2018 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in this annual report.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The name, age at November 15, 2018 and position of each of our current executive officers and directors are presented below.

Name	Age	Position
Scott Hall	54	President and Chief Executive Officer
Marietta Edmunds Zakas	59	Executive Vice President and Chief Financial Officer
Steven S. Heinrichs	50	Executive Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary
Michael S. Nancarrow	44	Vice President and Chief Accounting Officer
Gregory S. Rogowski	59	Executive Vice President, Sales and Marketing
Hassan Ali	48	Senior Vice President, Engineering and Information Technology Officer
William A. Cofield	59	Senior Vice President, Operations & Supply Chain
M. Joseph Schrock	50	Vice President, Operations Controller
Jennifer B. O'Keefe	44	Vice President, Human Resources
Shirley C. Franklin	73	Director
Thomas J. Hansen	69	Director
Jerry W. Kolb	82	Director
Mark J. O’Brien	75	Director
Bernard G. Rethore	77	Director
Lydia W. Thomas	74	Director
Michael T. Tokarz	69	Director
Scott Hall has served as our President and Chief Executive Officer since January 2017. He served as President and CEO of Textron’s Industrial segment from December 2009 until January 2017. Mr. Hall joined Textron in 2001 as president of Tempo, a multi-facility roll-up of communication test equipment. He was named president of Greenlee, a manufacturer of tools used in installing wire and cable, in 2003 when Tempo became part of Textron's Greenlee business unit. Prior to joining Textron, Mr. Hall had several leadership roles at General Cable, a leading manufacturer of wire and cable. Mr. Hall ran General Cable’s Canadian businesses before taking over responsibility for General Cable’s global Communications business. Mr. Hall received his Bachelor of Commerce degree from Memorial University of Newfoundland and his MBA from the University of Western Ontario Ivey School of Business.
Marietta Edmunds Zakas has served as our Executive Vice President and Chief Financial Officer since January 2018. She served as Senior Vice President, Strategy, Corporate Development and Communications from November 2006 to December 2017. She was also the interim head of Human Resources from January 2016 to December 2017. Previously, Ms. Zakas held various positions at Russell Corporation, an athletic apparel, footwear and equipment company, culminating in her role as Corporate Vice President, Chief of Staff, Business Development and Treasurer. She earned a Bachelor of Arts degree with honors from Randolph-Macon Woman’s College (now known as Randolph College), a Master of Business Administration degree from the University of Virginia Darden School of Business and a Juris Doctor from the University of Virginia School of Law. Ms. Zakas is a director of Atlantic Capital Bank and Atlantic Capital Bancshares.
Steven S. Heinrichs has served as our Executive Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary since August 2018. He served as Senior Vice President, General Counsel and Secretary of Neenah, Inc. (f/k/a Neenah Paper, Inc.), which spun off from Kimberly-Clark Corporation in December 2004, from June 2004 to July 2018. Mr. Heinrichs joined Kimberly-Clark as Chief Counsel, Pulp and Paper and General Counsel for Neenah, Inc. Prior to his employment with Kimberly-Clark, Mr. Heinrichs served as Associate General Counsel and Assistant Secretary for Mariner Health Care, Inc., a nursing home and long-term acute care hospital company. Before joining Mariner Health Care in 2003, Mr. Heinrichs served as Associate General Counsel and Assistant Secretary for American Commercial Lines LLC, a leading inland barge and shipbuilding company from 1998 through 2003. Mr. Heinrichs engaged in the private practice of law with Skadden, Arps, Slate, Meagher and Flom LLP and Shuttleworth, Smith, McNabb and Williams PLLC from 1994 through 1998. Mr. Heinrichs received his MBA from the Kellogg School of Management at Northwestern University in 2008, his law degree from Tulane University in 1994, and his Bachelor of Arts degree from the University of Virginia.

Michael S. Nancarrow has served as our Vice President and Chief Accounting Officer since January 2018. He served as the Company's Senior Director, Financial Reporting and Assistant Controller since December 2014 and the Company's Director of Financial Reporting since September 2006. Mr. Nancarrow earned a Bachelor of Science degree from The Ohio State University and is a certified public accountant.
Gregory S. Rogowski has served as our Executive Vice President, Sales and Marketing since October 2017, and was President of Infrastructure from May 2009 to October 2017. Previously, Mr. Rogowski was President and/or Chief Executive Officer of Performance Fibers, Inc., a polyester industrial fibers business from 2004 to 2009. He earned a Bachelor of Science degree from Virginia Polytechnic Institute and State University, a Master of Science degree from the University of Akron and a Master of Business Administration degree from the University of Richmond.
Hassan Ali has served as our Senior Vice President, Engineering and Information Technology Officer since October 2017 and was Vice President and General Manager of Mueller Systems, LLC from November 2009 to October 2017. Previously, Mr. Ali served as General Manager, Vice President and Director of Marketing for Landis+Gyr and Director of Quality and Business Excellence at Siemens Power Transmission & Distribution. Mr. Ali received his Bachelor of Science degree from the State University of New York at Buffalo.
William A. Cofield has served as our Senior Vice President, Operations & Supply Chain since January 2018. Previously, Mr. Cofield served as Vice President of Operations and Supply Chain for MGA Entertainment from May 2014 to December 2018 and Vice President of Operations for Newell Brands, Inc. (formerly Newell Rubbermaid, Inc.) from January 2009 to May 2014. Mr. Cofield received his Bachelor of Science degree from the United States Military Academy. Upon graduation, he was commissioned as an officer in the United States Army where he served for 10 years. Mr. Cofield achieved the rank of Major before resigning his commission.
M. Joseph Schrock has served as our Vice President, Operations Controller since January 2018. He served as Vice President, Operations Controller of Mueller Co. LLC from October 2017 to January 2018, Senior Director of Finance, Controller from February 2016 to September 2017, Division Controller from May 2010 to January 2016 and Plant Controller from May 2005 to April 2010. Previously, Mr. Schrock served as Division Controller of the MasterBrand Cabinets division of Fortune Brands Home & Security, Inc. from January 2004 to April 2005 and was Division Accounting Manager from November 1995 to December 2003. Mr. Schrock received his Bachelor of Science degree and his Executive MBA from Millikin University.
Jennifer B. O'Keefe has served as our Vice President, Human Resources since December 2017, and was Senior Director, Talent & Rewards/Human Resources from January 2016 to November 2017. Previously, Ms. O'Keefe served as our Director, Talent Management & Human Resources, from February 2014 to December 2015; Senior Manager, Talent Management and Human Resources from June 2011 to January 2014; Employee Services Manager from February 2010 to June 2011; Manager, Health and Welfare Plans from February 2007 to February 2010; and Senior Benefits Analyst from October 2001 to February 2007. She earned a Bachelor of Arts degree from Furman University.
Shirley C. Franklin has been a member of our board of directors since November 2010. Ms. Franklin serves as Executive Chair of the board of directors of Purpose Built Communities, Inc., a national non-profit organization established to transform struggling neighborhoods into sustainable communities. She also serves as Co-Chair of the Atlanta Regional Commission on Homelessness and as Chair of the board of directors of the National Center for Civil and Human Rights.  From 2002 to 2010, Ms. Franklin was mayor of Atlanta, Georgia. Ms. Franklin earned a Bachelor of Science degree in sociology from Howard University and a Master’s degree in sociology from the University of Pennsylvania.
Thomas J. Hansen has been a member of our board of directors since October 2011.  Until 2012, Mr. Hansen served as Vice Chairman of Illinois Tool Works Inc. (“ITW”), a manufacturer of fasteners and components, consumable systems and a variety of specialty products and equipment. He joined ITW in 1980 as sales and marketing manager of the Shakeproof Industrial Products businesses.  From 1998 until May 2006, Mr. Hansen served as Executive Vice President of ITW.   Mr. Hansen earned a Bachelor of Science degree in marketing from Northern Illinois University and a Master of Business Administration degree from Governors State University.
Jerry W. Kolb has been a member of our board of directors since April 2006. From 1986 to 1998, Mr. Kolb served as a Vice Chairman of Deloitte & Touche LLP, a registered public accounting firm. Mr. Kolb earned a Bachelor of Science degree in accountancy with highest honors from the University of Illinois and Master of Business Administration degree in finance from DePaul University. Mr. Kolb is a certified public accountant.

Mark J. O’Brien has been a member of our board of directors since April 2006 and has served as our Non-Executive Chairman since January 2018. He served as Chairman of Walter Investment Management Corp. (formerly Walter Industries' Homes Business), a mortgage portfolio owner and mortgage originator and servicer, from 2009 through December 2015, and he served as its Chief Executive Officer from 2009 to October 2015. Mr. O’Brien has been President and Chief Executive Officer of Brier Patch Capital and Management, Inc., a real estate management and investment firm, since 2004. He served in various executive capacities at Pulte Homes, Inc., a home building company, for 21 years, retiring as President and Chief Executive Officer in 2003. Mr. O’Brien earned a Bachelor of Arts degree in history from the University of Miami.
Bernard G. Rethore has been a member of our board of directors since April 2006. Mr. Rethore has served as Chairman Emeritus of Flowserve Corporation, a manufacturer of pumps, valves, seals and components, since 2000. From January 2000 to April 2000, he served as Flowserve’s Chairman. Mr. Rethore had previously served as its Chairman, President and Chief Executive Officer. In 2008, Mr. Rethore was honored by the Outstanding Directors Exchange as an Outstanding Director of the Year, and in 2012, he was designated a Board Leadership Fellow by the National Association of Corporate Directors. Mr. Rethore earned a Bachelor of Arts degree in Economics (Honors) from Yale University and a Master of Business Administration degree from the Wharton School of the University of Pennsylvania, where he was a Joseph P. Wharton Scholar and Fellow.
Lydia W. Thomas has been a member of our board of directors since January 2008. Dr. Thomas served as President and Chief Executive Officer of Noblis, Inc., a public interest scientific research, technology and strategy company, from 1996 to 2007. She was previously with The MITRE Corporation, Center for Environment, Resources and Space, serving as Senior Vice President and General Manager from 1992 to 1996, Vice President from 1989 to 1992 and Technical Director from 1982 to 1989. In 2013, she was honored by the Outstanding Directors Exchange as an Outstanding Director of the Year. Dr. Thomas earned a Bachelor of Science degree in zoology from Howard University, a Master of Science degree in microbiology from American University and a Doctor of Philosophy degree in cytology from Howard University.
Michael T. Tokarz has been a member of our board of directors since April 2006. Since 2002, Mr. Tokarz has served as a member of the Tokarz Group, LLC, an investment company. From 1996 until 2002, Mr. Tokarz served as a member of the limited liability company that serves as the general partner of Kohlberg Kravis Roberts & Co. L.P., a private equity company. In 2007, he was honored by the Outstanding Directors Exchange as an Outstanding Director of the Year. Mr. Tokarz earned a Bachelor of Arts degree in economics with high distinction and a Master of Business Administration degree in finance from the University of Illinois.
Additional Information
Additional information required by this item will be contained in our definitive proxy statement issued in connection with the 2019 Annual Meeting of Stockholders filed with the SEC within 120 days after September 30, 2018 and is incorporated herein by reference.
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
The information required by this item will be contained in our definitive proxy statement issued in connection with the 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Except for the information set forth below and the information set forth in “Part II, Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES,” the information required by this item will be contained in our definitive proxy statement issued in connection with the 2019 Annual Meeting of Stockholders and is incorporated herein by reference.
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
The following table sets forth certain information relating to these equity compensation plans at September 30, 2018.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance
Equity compensation plans approved by stockholders:
2006 Plan	2,802,646	(1)	$5.03	(2)	7,410,033	(3)
ESPP	36,202		—		2,750,935	(4)
Total	2,838,848				10,160,968

(1)
Consists of the maximum number of shares that could to be earned upon exercise or vesting of outstanding stock-based awards granted under the 2006 Plan. This includes 305,176 shares associated with share-settled performance units that may not be earned, depending on Company performance, as described in Note 11. of the Notes to the Consolidated Financial Statements.

(2)	Weighted average exercise price of 1,589,026 outstanding stock options.

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
The information required by this item will be contained in our definitive proxy statement issued in connection with the 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be contained in our definitive proxy statement issued in connection with the 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

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

4.3
Indenture, dated June 12, 2018, among Mueller Water Products, Inc., the guarantors named on the signature pages thereto and Wells Fargo Bank, National Association, as trustee (including form of global notes). Incorporated by reference to Exhibit 4.1 to Mueller Water Products, Inc. Form 8-K (File no. 001-32892) filed on June 12, 2018.

Exhibit no.	Document
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

Exhibit no.	Document
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

10.20.1*
Amendment, dated December 1, 2009, to an Executive Employment Agreement, dated May 12, 2009, between Mueller Water Products, Inc. and Gregory Rogowski. Incorporated by reference to Exhibit 10.27 to Mueller Water Products, Inc. Form 10-K (File no. 001-32892) filed on November 23, 2010.

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

10.20.4*
Amendment, dated January 11, 2018, to Executive Change-in-Control Severance Agreement, dated May 4, 2009, between Mueller Water Products, Inc. and Gregory Rogowski. Incorporated by reference to Exhibit 10.2 to Mueller Water Products, Inc. Form 8-K (File no. 001-32892) filed on January 12, 2018.

10.21
Purchase Agreement, dated March 7, 2012, among Mueller Water Products, Inc., Mueller Group, LLC and USP Holdings Inc. Incorporated by reference to Exhibit 2.3 to Mueller Water Products, Inc. Form 8-K (File no. 001-32892) filed on March 8, 2012.

Exhibit no.	Document
10.22*
Employment Agreement, dated April 1, 2012, between Mueller Water Products, Inc. and Keith L. Belknap. Incorporated by reference to Exhibit 10.22 to Mueller Water Products, Inc. Form 10-K (File no. 001-32892) filed on November 22, 2013.

10.22.1*
Executive Change-in-Control Severance Agreement, dated April 2, 2012, between Mueller Water Products, Inc. and Keith L. Belknap. Incorporated by reference to Exhibit 10.22.1 to Mueller Water Products, Inc. Form 10-K (File no. 001-32892) filed on November 22, 2013.

10.22.2*
Amendment, dated December 12, 2017, to Executive Change-in-Control Severance Agreement, dated April 1, 2012, between Mueller Water Products, Inc. and Keith L. Belknap. Incorporated by reference to Exhibit 10.2 to Mueller Water Products, Inc. Form 8-K (File no. 001-32892) filed on December 13, 2017.

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

10.29.2*
Fourth Amendment, dated December 27, 2017, to Employment Agreement, dated September 15, 2008, as amended, between Mueller Water Products Inc. and Marietta Edmunds Zakas.  Incorporated by reference to Exhibit 10.1 to Mueller Water Products, Inc. Form 8-K (File no. 001-32892) filed December 28, 2017.

10.29.3*
Amendment, dated January 11, 2018, to Executive Change-in-Control Severance Agreement, dated September 15, 2008, between Mueller Water Products and Marietta Edmunds Zakas.  Incorporated by reference to Exhibit 10.1 to Mueller Water Products, Inc. Form 8-K (File no. 001-32892) filed January 12, 2018.

10.30*
Employment Agreement, dated January 4, 2017, by and between Mueller Water Products Inc. and John Scott Hall. Incorporated by reference to Exhibit 10.2 to Mueller Water Products, Inc. Form 8-K (File No. 001-32892) filed January 10, 2017.

10.30.1*
Executive Change-in-Control Severance Agreement, dated January 4, 2017, by and between Mueller Water Products and John Scott Hall. Incorporated by reference to Exhibit 10.3 to Mueller Water Products, Inc. Form 8-K (File No. 001-32892) filed January 10, 2017.

Exhibit no.	Document
10.30.2*
Amendment, dated December 12, 2017, to Executive Change-in-Control Severance Agreement, dated January 4, 2017, by and between Mueller Water Products and J. Scott Hall. Incorporated by reference to Exhibit 10.1 to Mueller Water Products, Inc. Form 8-K (File No. 001-32892) filed December 13, 2017.

10.31**	Employment Agreement, dated July 18, 2018, by and between Mueller Water Products Inc. and Steven S. Heinrichs.
10.31.1**	Executive Change-in-Control Severance Agreement, dated July 18, 2018, by and between Mueller Water Products and Steven S. Heinrichs.
14.1*	Code of Business Conduct and Ethics for Mueller Water Products, Inc. Incorporated by reference to Exhibit 14.1 to Mueller Water Products, Inc. Form 10-Q (File no. 00132892) filed on February 7, 2014.
21.1**	Subsidiaries of Mueller Water Products, Inc.
23.1**	Consent of Independent Registered Accounting Firm
31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**
The following financial information from the Annual Report on Form 10-K for the year ended September 30, 2018, formatted in XBRL (Extensible Business Reporting Language), (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Other Comprehensive Income, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

*	Management compensatory plan, contract or arrangement

**	Filed with this annual report

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: November 20, 2018

MUELLER WATER PRODUCTS, INC.

By:	/s/ Scott Hall
Name: Scott Hall
Title: President and Chief Executive Officer
Pursuant to the requirements of the Securities Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Scott Hall	President and Chief Executive Officer	November 20, 2018
Scott Hall

/s/ Marietta Edmunds Zakas	Executive Vice President and Chief Financial Officer (principal financial officer)	November 20, 2018
Marietta Edmunds Zakas

/s/ Michael S. Nancarrow	Vice President and Chief Accounting Officer (principal accounting officer)	November 20, 2018
Michael S. Nancarrow

/s/ Shirley C. Franklin	Director	November 20, 2018
Shirley C. Franklin

/s/ Thomas J. Hansen	Director	November 20, 2018
Thomas J. Hansen

/s/ Jerry W. Kolb	Director	November 20, 2018
Jerry W. Kolb

/s/ Mark J. O’Brien	Director	November 20, 2018
Mark J. O’Brien

/s/ Bernard G. Rethore	Director	November 20, 2018
Bernard G. Rethore

/s/ Lydia W. Thomas	Director	November 20, 2018
Lydia W. Thomas

/s/ Michael T. Tokarz	Director	November 20, 2018
Michael T. Tokarz

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Mueller Water Products, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Mueller Water Products, Inc. and subsidiaries as of September 30, 2018 and 2017, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended September 30, 2018 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2018 , in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 20, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
We have served as the Company's auditor since 2007.
Atlanta, Georgia
November 20, 2018

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Mueller Water Products, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Mueller Water Products, Inc. and subsidiaries’ internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Mueller Water Products, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 30, 2018 and 2017, the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended September 30, 2018, and the related notes and our report dated November 20, 2018, expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Atlanta, Georgia
November 20, 2018

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

	September 30,
	2018	2017
	(in millions, except share amounts)
Assets:
Cash and cash equivalents	$347.1	$361.7
Receivables, net	164.3	145.3
Inventories	156.6	138.9
Other current assets	17.5	24.4
Total current assets	685.5	670.3
Property, plant and equipment, net	150.9	122.3
Intangible assets	420.2	439.3
Other noncurrent assets	35.3	26.4
Total assets	$1,291.9	$1,258.3

Liabilities and equity:
Current portion of long-term debt	$0.7	$5.6
Accounts payable	90.0	82.5
Other current liabilities	76.4	53.5
Total current liabilities	167.1	141.6
Long-term debt	444.3	475.0
Deferred income taxes	79.2	115.1
Other noncurrent liabilities	36.5	37.1
Total liabilities	727.1	768.8

Commitments and contingencies (Note 17.)

Common stock: 600,000,000 shares authorized; 157,332,121 and 158,590,383 shares outstanding at September 30, 2018 and 2017, respectively	1.6	1.6
Additional paid-in capital	1,444.5	1,494.2
Accumulated deficit	(850.0)	(955.6)
Accumulated other comprehensive loss	(32.8)	(51.8)
Total Company stockholders’ equity	563.3	488.4
Noncontrolling interest	1.5	1.1
Total equity	564.8	489.5
Total liabilities and equity	$1,291.9	$1,258.3

The accompanying notes are an integral part of the consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended September 30,
	2018	2017	2016
	(in millions, except per share amounts)
Net sales	$916.0	$826.0	$800.6
Cost of sales	626.1	558.1	531.7
Gross profit	289.9	267.9	268.9
Operating expenses:
Selling, general and administrative	166.7	155.4	149.5
Gain on sale of idle property	(9.0)	—	—
Other charges	10.5	10.4	7.2
Total operating expenses	168.2	165.8	156.7
Operating income	121.7	102.1	112.2
Pension costs other than service	1.0	1.4	19.3
Interest expense, net	20.9	22.2	23.6
Loss on early extinguishment of debt	6.5	—	—
Gain on settlement of interest rate swap contracts	(2.4)	—	—
Income before income taxes	95.7	78.5	69.3
Income tax (benefit) expense	(9.9)	24.2	24.2
Income from continuing operations	105.6	54.3	45.1
Income from discontinued operations	—	69.0	18.8
Net income	$105.6	$123.3	$63.9

Earnings per basic share:
Continuing operations	$0.67	$0.34	$0.28
Discontinued operations	—	0.43	0.12
Net Income	$0.67	$0.77	$0.40

Earnings per diluted share:
Continuing operations	$0.66	$0.34	$0.28
Discontinued operations	—	0.42	0.11
Net income	$0.66	$0.76	$0.39

Weighted average shares outstanding:
Basic	158.2	160.1	161.3
Diluted	159.7	161.8	163.4

Dividends declared per share	$0.190	$0.150	$0.100

The accompanying notes are an integral part of the consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended September 30,
	2018	2017	2016
	(in millions)
Net income	$105.6	$123.3	$63.9
Other comprehensive income (loss):
Pension liability	27.4	17.4	2.8
Income tax effects	(6.9)	(6.7)	(1.1)
Foreign currency translation	(3.0)	2.8	0.2
Derivative instruments	2.4	4.9	(4.7)
Income tax effects	(0.9)	(1.9)	1.8
	19.0	16.5	(1.0)
Comprehensive income	$124.6	$139.8	$62.9

The accompanying notes are an integral part of the consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF EQUITY FOR THE THREE YEARS ENDED SEPTEMBER 30, 2018

	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Non-controlling interest	Total
	(in millions)
Balance at September 30, 2015	$1.6	$1,574.8	$(1,142.8)	$(67.3)	$1.5	$367.8
Net income (loss)	—	—	63.9	—	(0.3)	63.6
Dividends declared	—	(16.1)	—	—	—	(16.1)
Stock-based compensation	—	5.2	—	—	—	5.2
Shares retained for employee taxes	—	(3.3)	—	—	—	(3.3)
Common stock issued	—	3.3	—	—	—	3.3
Other comprehensive loss, net of tax	—	—	—	(1.0)	—	(1.0)
Balance at September 30, 2016	1.6	1,563.9	(1,078.9)	(68.3)	1.2	419.5
Net income (loss)	—	—	123.3	—	(0.1)	123.2
Dividends declared	—	(24.0)	—	—	—	(24.0)
Stock-based compensation	—	6.2	—	—	—	6.2
Shares retained for employee taxes	—	(2.7)	—	—	—	(2.7)
Common stock issued	—	5.8	—	—	—	5.8
Stock repurchased under buyback program	—	(55.0)	—	—	—	(55.0)
Other comprehensive loss, net of tax	—	—	—	16.5	—	16.5
Balance at September 30, 2017	1.6	1,494.2	(955.6)	(51.8)	1.1	489.5
Net income	—	—	105.6	—	0.4	106.0
Dividends declared	—	(30.1)	—	—	—	(30.1)
Stock-based compensation	—	5.2	—	—	—	5.2
Shares retained for employee taxes	—	(2.1)	—	—	—	(2.1)
Common stock issued	—	7.3	—	—	—	7.3
Stock repurchased under buyback program	—	(30.0)	—	—	—	(30.0)
Other comprehensive loss, net of tax	—	—	—	19.0	—	19.0
Balance at September 30, 2018	$1.6	$1,444.5	$(850.0)	$(32.8)	$1.5	$564.8

The accompanying notes are an integral part of the consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended September 30,
	2018	2017	2016
	(in millions)
Operating activities:
Net income	$105.6	$123.3	$63.9
Less income from discontinued operations	—	69.0	18.8
Income from continuing operations	105.6	54.3	45.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	20.9	19.8	18.3
Amortization	22.8	22.1	21.2
Pension plans	2.8	3.4	21.0
Deferred income taxes	(43.3)	(5.7)	(6.6)
Stock-based compensation	5.2	6.0	4.7
Loss on early extinguishment of debt	6.5	—	—
Gain on disposal of assets	(9.0)	—	—
Other, net	3.4	1.1	3.8
Changes in assets and liabilities, net of acquisitions:
Receivables	(18.9)	(9.9)	(12.3)
Inventories	(18.4)	(1.9)	3.5
Other assets	(2.0)	(3.4)	(5.7)
Pension obligations, related to contributions	—	(35.0)	—
Other liabilities	57.5	8.6	21.5
Net cash provided by operating activities	133.1	59.4	114.5
Investing activities:
Capital expenditures	(55.7)	(40.6)	(31.5)
Business acquisitions, net of cash acquired	—	(26.6)	—
Proceeds from sales of assets	7.8	0.9	0.3
Net cash used in investing activities	(47.9)	(66.3)	(31.2)
Financing activities:
Repayment of debt	(486.3)	(4.9)	(5.0)
Issuance of debt	450.0	—	—
Dividends paid	(30.1)	(24.0)	(16.1)
Stock repurchased under buyback program	(30.0)	(55.0)	—
Common stock issued	7.3	5.8	3.3
Deferred financing costs paid	(6.9)	(1.0)	(1.2)
Employee taxes related to stock-based compensation	(2.1)	(2.7)	(3.3)
Other	(0.2)	0.4	(1.4)
Net cash used in financing activities	(98.3)	(81.4)	(23.7)
Net cash flows from discontinued operations:
Operating activities	—	(43.3)	30.6
Investing activities	—	297.2	(7.9)
Financing activities	—	(0.1)	—
Net cash provided by discontinued operations	—	253.8	22.7
Effect of currency exchange rate changes on cash	(1.5)	1.2	(0.4)
Net change in cash and cash equivalents	(14.6)	166.7	81.9
Cash and cash equivalents at beginning of year	361.7	195.0	113.1
Cash and cash equivalents at end of year	$347.1	$361.7	$195.0

The accompanying notes are an integral part of the consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED SEPTEMBER 30, 2018

Note 1.	Organization
Mueller Water Products, Inc., a Delaware corporation, together with its consolidated subsidiaries, operates in two business segments: Infrastructure and Technologies. Infrastructure (previously referred to as “Mueller Co.”) manufactures valves for water and gas systems, including butterfly, iron gate, tapping, check, knife, plug, automatic control and ball valves, as well as dry-barrel and wet-barrel fire hydrants. Technologies (previously referred to as “Mueller Technologies”) offers metering systems, leak detection, pipe condition assessment and other products and services for the water infrastructure industry. The “Company,” “we,” “us” or “our” refer to Mueller Water Products, Inc. and its subsidiaries. With regard to the Company’s segments, “we,” “us” or “our” may also refer to the segment being discussed.
In July 2014, Infrastructure acquired a 49% ownership in an industrial valve joint-venture for $1.7 million. Due to substantive control features in the joint-venture agreement, all of the joint venture’s assets, liabilities and results of operations are included in our consolidated financial statements. We included an adjustment for the income attributable to noncontrolling interest in selling, general and administrative expenses. Noncontrolling interest is recorded at its carrying value, which approximates fair value.
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
In May 2014, the Financial Accounting Standards Board (“FASB”) issued new guidance for the recognition of revenue and additional financial statement disclosures.  We will adopt this guidance using the modified retrospective transition method beginning in the first quarter of fiscal 2019. During 2018, we completed our scoping and developed a project plan to classify our revenue streams, to evaluate revenue recognition practices for each stream against the new requirements, to consider changes to the terms of our sales contracts, and design and implement processes to quantify the effects of necessary changes. We have closely assessed the new guidance, including the interpretations by the FASB Transition Resource Group for Revenue Recognition, throughout 2018. We have completed the review of a sample of contracts with our customers that we believe are representative of our significant revenue streams. While we are substantially complete with the process of evaluating the impacts that will result from the new guidance, our assessment will be finalized during the first quarter of 2019. We expect that revenue for our primary revenue streams will be recognized at a point in time, which is similar to how revenue is recognized for these services under the previous guidance. We do not anticipate recording a material adjustment for the cumulative effect of adoption of the new guidance and we do not expect the new guidance to have a significant impact on our consolidated financial position, results of operations, equity or cash flows as of the adoption date beyond the required additional disclosures. We also have identified and have implemented and are implementing changes to our accounting policies and practices, business processes, systems and controls over the impacts of the new guidance on us, including the disclosure requirements and the collection of relevant data into the reporting process.
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
We present trade receivables net of an allowance for credit losses. Our consolidated statements of operations reflect the measurement of credit losses for newly recognized trade receivables, as well as the expected increases or decreases of expected credit losses that have taken place during the period. When we determine a specific trade receivable will not be collected, we charge off the uncollectible amount against the allowance. Our periodic evaluations of expected credit losses are based upon our judgments regarding prior collection experience, specific customer creditworthiness, other current conditions, and forecasts of current economic trends within the industries served that may affect the collectibility of the reported amounts. Significantly weaker than anticipated industry or economic conditions could impact customers’ ability to pay such that actual credit losses may be greater than the amounts provided for in this allowance.
The following table summarizes information concerning our allowance for credit losses.

	2018	2017	2016
	(in millions)
Balance at beginning of year	$4.1	$4.5	$3.9
Provision charged to expense	0.5	0.3	0.6
Balances written off, net of recoveries	(0.7)	(0.8)	—
Other	0.1	0.1	—
Balance at end of year	$4.0	$4.1	$4.5

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
The following table summarizes information concerning our inventory valuation reserves.

	2018	2017	2016
	(in millions)
Balance at beginning of year	$4.4	$4.6	$4.4
Provision charged to expense	2.2	2.0	2.1
Inventory disposed	(1.2)	(2.1)	(2.1)
Other	(0.3)	(0.1)	0.2
Balance at end of year	$5.1	$4.4	$4.6

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
Liabilities are recognized at fair value for asset retirement obligations related to plant and landfill closures in the period in which they are reasonably estimable and the carrying amounts of the related long-lived assets are correspondingly increased. Over time, the liabilities are accreted to their estimated future values. At September 30, 2018 and 2017, asset retirement obligations were $4.1 million and $3.8 million, respectively.

During 2016, FASB issued Accounting Standards Update 2016-02 Leases, which will require us to recognize lease assets and lease liabilities for those leases currently referred to as operating leases. This Update is effective for 2020 and requires the modified retrospective application and adoption of the requirement. We are currently evaluating the impact of this Update, which we do not believe will be material to our consolidated financial statements as a whole.
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
Workers Compensation-Our exposure to workers compensation claims is generally limited to $1 million per incident. Liabilities, including those related to claims incurred but not reported, are recorded principally using annual valuations based on discounted future expected payments and using historical data combined with insurance industry data when historical data is limited. We are indemnified under an agreement with a predecessor to Tyco for all Mueller Co. and Anvil workers compensation liabilities related to incidents that occurred prior to August 16, 1999. See Note 17. We retained U.S. Pipe workers compensation liabilities related to incidents that occurred prior to the segment's April 1, 2012 sale date, but the purchaser agreed to reimburse us for up to $11.8 million in payments we make related to these liabilities. At September 30, 2018, the remaining reimbursement receivable may be up to $4.5 million, which we have recorded on a discounted basis as $1.2 million in other current assets and $3.3 million in other noncurrent assets. On an undiscounted basis, workers compensation liabilities were $9.1 million and $10.7 million at September 30, 2018 and 2017, respectively. On a discounted basis, workers compensation liabilities were $7.7 million and $9.1 million at September 30, 2018 and 2017, respectively.
We apply a risk-free discount rate, generally a U.S. Treasury bill rate, for each policy period. The rate used is one with a duration that corresponds to the weighted average expected payout period for each policy period. Once a discount rate is applied to a policy period, it remains the discount rate for that policy period until all claims are paid.
Warranty Costs-We accrue for warranty expenses that can include costs of repair and/or replacement, including labor, materials, equipment, freight and reasonable overhead costs. We accrue for the estimated cost of product warranties at the time of sale if such costs are determined to be probable and reasonably estimable at that time. We monitor and analyze our warranty experience and costs periodically and may revise our warranty reserves as necessary. Critical factors in our reserve analyses include warranty terms, specific claim situations, general incurred and projected failure rates, the nature of product failures, product and labor costs, and general business conditions.
As discussed in Note 17. we recognized $14.1 million and $9.8 million of Technologies' warranty expense during the years ended September 30, 2018 and 2017, respectively, related to certain radios and other products sold in prior periods.
Activity in accrued warranty, reported as part of both other current liabilities and other noncurrent liabilities, is presented below.

	2018	2017	2016
	(in millions)
Balance at beginning of year	$8.5	$2.0	$2.9
Warranty accruals	18.7	12.3	5.3
Warranty costs	(7.2)	(5.8)	(6.2)
Balance at end of year	$20.0	$8.5	$2.0

Deferred Financing Costs-Costs of debt financing are charged to expense over the lives of the related financing agreements. Remaining costs and the future period over which they would be charged to expense are reassessed when amendments to the related financing agreements or prepayments occur.
ABL Agreement deferred financing costs are included in other noncurrent assets and other deferred financing costs are offset against long-term debt in the accompanying consolidated balance sheets. Deferred financing costs of $7.4 million at September 30, 2018 are scheduled to amortize as follows: $0.8 million related to the ABL Agreement amortizes on a straight-line basis; $6.6 million related to the Senior Unsecured Notes amortizes using the effective-interest rate method. All such amortization will be over the remaining term of the respective debt. See Note 7.

Derivative Instruments and Hedging Activities-We managed interest rate risk to some extent using derivative instruments. We had designated our interest rate swap contracts as cash flow hedges of interest payments. As a result, the changes in the fair value of these contracts prior to settlement were reported as a component of accumulated other comprehensive loss and were reclassified into earnings in the periods during which the hedged transactions affected earnings. We recorded a cash gain of $2.4 million in the quarter ended June 30, 2018 upon termination of the interest rate swaps.
We also manage U.S. dollar - Canadian dollar exchange rate risk related to an intercompany loan with swap contracts that we have not designated as hedges. As a result, the changes in the fair value of these contracts are reported currently in earnings.
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
On December 22, 2017, HR-1, commonly referred to as the Tax Cuts and Jobs Act (“Act”), was enacted, which made significant revisions to federal income tax laws, including lowering the corporate income tax rate to 21% from 35% effective January 1, 2018, overhauling the taxation of income earned outside the United States and eliminating or limiting certain deductions. The Act subjects us to current tax on global intangible low-taxed income (“GILTI”) earned by certain of our foreign subsidiaries. The Act states that we can make an accounting policy election to either recognize deferred taxes for temporary differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. We have elected to recognize the tax on GILTI as a period expense in the period the tax is incurred.
In September 2018, we adopted Accounting Standards Update 2018-02 Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which permits, but does not require, companies to reclassify from accumulated other comprehensive loss to retained earnings any “stranded tax effects” caused by the Act. We have elected to not make such a reclassification.
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
Translation of Foreign Currency-Assets and liabilities of our businesses whose functional currency is other than the U.S. dollar are translated into U.S. dollars using currency exchange rates at the balance sheet date. Revenues and expenses are translated at average currency exchange rates during the period. Foreign currency translation gains and losses are reported as a component of accumulated other comprehensive loss. Gains and losses resulting from foreign currency transactions are included in earnings as incurred.

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

	2017	2016
	(in millions)
Net sales	$83.1	$338.3
Cost of sales	62.8	241.9
Gross profit	20.3	96.4
Operating expenses:
Selling, general and administrative	17.2	67.6
Other charges	0.2	1.1
Total operating expenses	17.4	68.7
Operating income	2.9	27.7
Interest expense, net	—	—
Income before income taxes	2.9	27.7
Income tax expense	1.8	8.9
	1.1	18.8
Gain on sale, net of tax	67.9	—
Income from discontinued operations	$69.0	$18.8

Note 4.	Acquisition
On February 15, 2017, we acquired Singer Valve, a manufacturer of automatic control valves, and its affiliates for aggregate cash consideration of $26.6 million, net of post-closing adjustments. Singer Valve had net sales of approximately $15 million in calendar 2016 and is included in Infrastructure. The allocation of consideration to the assets and liabilities of these companies, is presented below, in millions.

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
Direct internal and external costs to develop software licensed by Technologies' customers are capitalized. Capitalized costs are amortized over the 6-year estimated useful life of the software, beginning when the software is complete and ready for its intended use. At September 30, 2018, the remaining weighted-average amortization period for this software was 2.8 years. Amortization expense related to such software assets was $2.9 million, $2.4 million and $1.9 million for 2018, 2017 and 2016, respectively. Amortization expense for each of the next five years is scheduled to be $3.5 million in 2019, $3.2 million in 2020, $2.5 million in 2021, $2.0 million in 2022 and $1.5 million in 2023.
At September 30, 2018, the remaining weighted-average amortization period for the business combination-related finite-lived intangible assets was 6.8 years. Amortization expense related to these assets was $19.9 million, $19.7 million and $19.3 million for 2018, 2017 and 2016, respectively. Amortization expense for each of the next five years is scheduled to be $20.7 million in 2019, $20.7 million in 2020, $20.6 million in 2021, $20.5 million in 2022 and $20.5 million in 2023.
Intangible assets are presented below.

	September 30,
	2018	2017
	(in millions)
Capitalized internal-use software:
Cost	$27.6	$28.4
Accumulated amortization	(14.2)	(11.3)
Net book value	13.4	17.1

Business combination-related:
Cost:
Finite-lived intangible assets:
Technology	82.6	76.7
Customer relationships and other	358.8	359.2
Indefinite-lived intangible assets:
Trade names and trademarks	266.6	266.8
Goodwill	12.1	12.9
	720.1	715.6
Accumulated amortization:
Technology	(72.9)	(72.2)
Customer relationships and other	(240.4)	(221.2)
	(313.3)	(293.4)
Net book value	406.8	422.2
Total intangible assets net book value	$420.2	$439.3

Note 6.	Income Taxes
The components of income before income taxes from continuing operations are presented below.

	2018	2017	2016
	(in millions)
U.S.	$97.3	$82.7	$69.7
Non-U.S.	(1.6)	(4.2)	(0.4)
Income before income taxes	$95.7	$78.5	$69.3

On December 22, 2017, HR-1, commonly referred to as the Tax Cuts and Jobs Act (“Act”), was enacted, which made significant revisions to federal income tax laws, including lowering the corporate income tax rate to 21% from 35% effective January 1, 2018, overhauling the taxation of income earned outside the United States and eliminating or limiting certain deductions. Our deferred tax assets and liabilities are recorded at the enacted tax rates in effect when we expect to recognize the related tax expenses or benefits. The average of these rates varies slightly from year to year but historically has been approximately 39%. With the legislation changing rates taking place in the quarter ended December 31, 2017, we remeasured our deferred tax items at an average rate of approximately 25% and recorded an income tax benefit of $42.5 million.
The Act also imposes a one-time transition tax on the undistributed, previously-untaxed, post-1986 foreign “earnings and profits” (as defined by the IRS) of certain U.S.-owned corporations. Determination of our transition tax liability requires us to calculate foreign earnings and profits going back to 1992 and then to assess our historical overall foreign loss position and the applicability of certain foreign tax credits. In March 2018, we recorded a provisional transition tax of $7.5 million for the one-time deemed repatriation tax on accumulated foreign earnings of our foreign subsidiaries and will finalize the transition tax in December 2018. We have not provided income taxes for unrepatriated foreign earnings that may be subject to withholding tax or any outside basis differences inherent in our foreign subsidiaries, as these amounts continue to be indefinitely reinvested in foreign operations. The Company has a foreign tax credit carryforward of $4.5 million that is not expected to be utilized prior to expiration.
The components of income tax (benefit) expense from continuing operations are presented below.

	2018	2017	2016
	(in millions)
Current:
U.S. federal	$25.7	$25.4	$28.9
U.S. state and local	7.1	4.0	2.0
Non-U.S.	0.6	0.5	(0.1)
	33.4	29.9	30.8
Deferred:
U.S. federal	(42.6)	(4.3)	(9.8)
U.S. state and local	(1.0)	(0.2)	3.4
Non-U.S.	0.3	(1.2)	(0.2)
	(43.3)	(5.7)	(6.6)
Income tax (benefit) expense	$(9.9)	$24.2	$24.2

The reconciliation between income tax expense at the U.S. federal statutory income tax rate and reported income tax expense from continuing operations is presented below.

	2018	2017	2016
	(in millions)
Expense at U.S. federal statutory income tax rates of 24.5%, 35% and 35%, respectively	$23.4	$27.5	$24.3
Adjustments to reconcile to income tax expense:
State income taxes, net of federal benefit	4.8	2.7	3.1
Domestic production activities deduction	(2.4)	(4.5)	(3.0)
Tax credits	(1.7)	(1.4)	(2.0)
Nondeductible expenses, other than compensation	0.5	0.6	0.7
Valuation allowances	0.5	0.4	—
Foreign income taxes	—	0.3	0.2
Nondeductible compensation	0.2	0.5	0.4
Excess tax benefits related to stock compensation	(0.6)	(2.1)	(0.5)
Federal tax rate change	(42.5)	(0.4)	0.4
Federal transition tax	7.5	—	—
Other	0.4	0.6	0.6
Income tax (benefit) expense	$(9.9)	$24.2	$24.2

Deferred income tax balances are presented below.

	September 30,
	2018	2017
	(in millions)
Deferred income tax assets:
Inventory reserves	$10.4	$12.0
Accrued expenses	13.3	14.9
Pension	—	6.0
Stock-based compensation	3.3	6.2
State net operating losses	3.2	3.2
Federal credit carryovers	2.1	0.9
Other	1.0	2.7
	33.3	45.9
Valuation allowance	(1.9)	(1.5)
Total deferred income tax assets, net of valuation allowance	31.4	44.4
Deferred income tax liabilities:
Intangible assets	95.7	151.2
Pension	2.3	—
Other	11.4	7.2
Total deferred income tax liabilities	109.4	158.4
Net deferred income tax liabilities	$78.0	$114.0

Balance sheet presentation:
Deferred income taxes	$79.2	$115.1
Less deferred tax assets included in other noncurrent assets	1.2	1.1
Net deferred income tax liabilities	$78.0	$114.0

We reevaluate the need for a valuation allowance against our deferred tax assets each quarter, considering results to date, projections of taxable income, tax planning strategies and reversing taxable temporary differences.
Our state net operating loss carryforwards, which expire between calendar years 2020 and 2033, remain available to offset future taxable earnings.
The following table summarizes information concerning our gross unrecognized tax benefits.

	2018	2017
	(in millions)
Balance at beginning of year	$3.0	$2.8
Increases related to prior year positions	0.1	0.1
Increases related to current year positions	0.3	0.2
Decreases due to lapse in statute of limitations	(0.1)	(0.1)
Balance at end of year	$3.3	$3.0

Substantially all unrecognized tax benefits would, if recognized, impact the effective tax rate. We recognize interest related to uncertain tax positions as interest expense and recognize any penalties incurred as a component of selling, general and administrative expenses. At September 30, 2018 and 2017, we had $0.6 million and $0.7 million, respectively, of accrued interest expense related to unrecognized tax benefits.
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
Certain tax years remain open for our predecessor company, U.S. Pipe, which was a subsidiary of Walter Energy in those years. See Note 17.
Our state income tax returns are generally closed for years prior to 2014, except to the extent of our state net operating loss carryforwards. Our Canadian income tax returns are generally closed for years prior to 2011. We are currently under audit by several jurisdictions at various levels of completion. We do not have any material unpaid assessments.

Note 7.	Borrowing Arrangements
The components of our long-term debt are presented below.

	September 30,
	2018	2017
	(in millions)
5.5% Senior Notes	$450.0	$—
ABL Agreement	—	—
Term Loan	—	484.8
Other	1.6	1.7
	451.6	486.5
Deferred financing costs	(6.6)	(5.9)
Less current portion	(0.7)	(5.6)
Long-term debt	$444.3	$475.0

The scheduled maturities of all borrowings outstanding at September 30, 2018 for each of the following years are. $0.7 million in 2019, $0.6 million in 2020, $0.3 million in 2021, $0.0 million in 2022 and $0.0 million in 2023.
ABL Agreement. Our asset based lending agreement (“ABL Agreement”) consists of a revolving credit facility for up to $175 million of revolving credit borrowings, swing line loans and letters of credit. On July 19, 2018, we reduced our borrowing limit from $225 million to $175 million and wrote off a portion of the associated deferred financing costs, resulting in a loss on early extinguishment of debt of $0.3 million. The ABL Agreement also permits us to increase the size of the credit facility by an additional $150 million in certain circumstances. We may borrow up to $25 million through swing line loans and may have up to $60 million of letters of credit outstanding.
Borrowings under the ABL Agreement bear interest at a floating rate equal to LIBOR plus a margin ranging from 125 to 150 basis points, or a base rate, as defined in the ABL Agreement, plus a margin ranging from 25 to 50 basis points. At September 30, 2018 the applicable rate was LIBOR plus 125 basis points.
The ABL Agreement terminates on July 13, 2021. We pay a commitment fee for any unused borrowing capacity under the ABL Agreement of 25 basis points per annum. Borrowings are not subject to financial maintenance covenants unless excess availability is less than the greater of $17.5 million and 10% of the Loan Cap as defined in the ABL Agreement. Excess availability based on September 30, 2018 data, as reduced by outstanding letters of credit and accrued fees and expenses of $18.3 million, was approximately $125 million.
5.5% Senior Unsecured Notes. On June 12, 2018, we privately issued $450.0 million of 5.5% Senior Unsecured Notes (“Notes”), which mature in June 2026 and bear interest at 5.5%. We capitalized $6.6 million of financing costs, which are being amortized over the term of the Notes using the effective interest rate method. Proceeds from the Notes, along with other cash, were used to repay our Term Loan. Substantially all of our U.S. Subsidiaries guarantee the Notes, which are subordinate to borrowings under the ABL. Based on quoted market prices, the outstanding Notes had a fair value of $452.3 million at September 30, 2018.
An indenture securing the Notes (“Indenture”) contains customary covenants and events of default, including covenants that limit our ability to incur debt, pay dividends, and make investments. We believe we were compliant with these covenants at September 30, 2018 and expect to remain in compliance through September 30, 2019.

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
Term Loan. We had a $500.0 million senior secured term loan (“Term Loan”), which accrued interest at a floating rate equal to LIBOR, subject to a floor of 0.75%, plus 250 basis points. The principal amount of the Term Loan was required to be repaid in quarterly installments, with any remaining principal due on November 25, 2021. We repaid the Term Loan on June 15, 2018 with the proceeds from the issuance of the Notes and cash on hand. We wrote-off the associated deferred debt issuance costs and recorded a loss on the early extinguishment of debt of $6.2 million.

Note 8.	Derivative Financial Instruments
Prior to the June 15, 2018 retirement of our Term Loan, we were exposed to interest rate risk that we managed to some extent using derivative instruments. We terminated these instruments in conjunction with the retirement of the Term Loan. Under our interest rate swap contracts, we received interest calculated using 3-month LIBOR, subject to a floor of 0.750%, and paid fixed interest at 2.341%, on an aggregate notional amount of $150.0 million. These swap contracts effectively fixed the cash interest rate on $150.0 million of our borrowings under the Term Loan at 4.841% through September 30, 2021.
We had designated our interest rate swap contracts as cash flow hedges of our future interest payments and elected to apply the “shortcut” method of assessing hedge effectiveness. As a result, the gains and losses on the swap contracts had been reported as a component of other comprehensive loss and were reclassified into interest expense as the related interest payments were made.
Upon termination of the interest rate swaps, we reclassified all associated amounts from accumulated other comprehensive loss to earnings, which resulted in a cash gain of $2.4 million in June 2018.
In connection with the acquisition of Singer Valve discussed in Note 4.,we loaned funds to one of our Canadian subsidiaries. Although this intercompany loan has no direct effect on our consolidated financial statements, it creates exposure to currency risk for the Canadian subsidiary. To reduce this exposure, we entered into a U.S. dollar-Canadian dollar swap contract with the Canadian subsidiary and an offsetting Canadian dollar-U.S. dollar swap with a domestic bank. We have not designated these swaps as hedges and the changes in their fair value are included in earnings, where they offset the currency gains and losses associated with the intercompany loan.
The fair values of the swap contracts are presented below.

	September 30,
	2018	2017
	(in millions)
Interest rate swap contracts, designated as cash flow hedges:
Other current liabilities	$—	$1.2
Other noncurrent liabilities	—	1.3
	$—	$2.5

Currency swap contracts, not designated as hedges:
Other noncurrent liabilities	$0.9	$1.3

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
We have various pension plans (“Pension Plans”), which we fund in accordance with their requirements and, where applicable, in amounts sufficient to satisfy the minimum funding requirements of applicable laws. The Pension Plans provide benefits based on years of service and compensation or at stated amounts for each year of service. The measurement date for all Pension Plans was September 30. Our U.S. pension plan (“Plan”) comprised 98% of the Pension Plans’ obligations and 98% of the Pension Plans’ assets at September 30, 2018.
We did not contribute to the Plan in 2018 and do not anticipate contributing to the Plan in 2019. We plan to contribute $1.2 million to Canadian pension plans in 2019.
During 2018, with a recently negotiated labor contract, a group of our collectively bargained employees are no longer accruing benefits under a multi-employer pension plan. The affected employees are now participants in our defined contribution retirement plan with an employer match and one-time contribution vesting over the next three years of $0.4 million. We expect to withdraw from this multi-employer pension plan.
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
During March 2017, the Financial Accounting Standards Board issued Accounting Standards Update No. 2017-07 (“ASU 2017-07”). ASU 2017-07 required us to exclude from operating income the components of net periodic benefit cost other than service cost. We adopted ASU 2017-07 on October 1, 2017, and this adoption required reclassification of pension costs other than service in the 2017 and 2016 results, which has the effect of increasing operating income by those amounts. The components of net periodic benefit cost for our Pension Plans are presented below.

	2018	2017	2016
	(in millions)
Service cost	$1.8	$2.0	$1.7
Components of net periodic benefit cost excluded from operating income following adoption of ASU 2017-07:
Interest cost	14.3	14.3	18.9
Expected return on plan assets	(16.5)	(16.9)	(19.7)
Amortization of actuarial net loss	3.2	4.0	3.4
Pension settlement	—	—	16.6
Other	—	—	0.1
Pension costs other than service	1.0	1.4	19.3
Net periodic benefit cost	$2.8	$3.4	$21.0

Balance sheet information for Pension Plans with accumulated benefit obligations in excess of plan assets is presented below.

	September 30,
	2018	2017
	(in millions)
Projected benefit obligations	$6.2	$379.5
Accumulated benefit obligations	6.2	379.5
Fair value of plan assets	5.0	364.2

Balance sheet information for Pension Plans with accumulated benefit obligations less than plan assets is presented below.

	September 30,
	2018	2017
	(in millions)
Projected benefit obligations	$327.1	$1.0
Accumulated benefit obligations	327.1	1.0
Fair value of plan assets	338.5	2.1

Pension Plan activity in accumulated other comprehensive loss, before tax, in 2018 is presented below, in millions.

Balance at beginning of year	$93.4
Actuarial gain	(24.2)
Prior year actuarial loss amortization to net periodic cost	(3.2)
Balance at end of year	$66.0

We amortize amounts in accumulated other comprehensive loss representing unrecognized prior year service cost and unrecognized loss related to the Pension Plans over the weighted average life expectancy of their inactive participants. Actuarial gains and losses are amortized using a corridor approach. The gain/loss corridor is equal to ten percent of the greater of the benefit obligation and the market-related value of assets.  Gains and losses in excess of the corridor are generally amortized over the average remaining lifetime of the plan participants.
We expect to amortize $2.0 million of unrecognized loss into net periodic benefit cost from accumulated other comprehensive loss in 2019.
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
The expected returns on plan assets were determined with the assistance of the Pension Plans’ actuaries and investment consultants. Expected returns on plan assets were developed using forward looking returns over a time horizon of 10 to 15 years for major asset classes along with projected risk and historical correlations.
A summary of key assumptions for our Pension Plans is below.

	Pension Plans
	2018	2017	2016
Weighted average used to determine benefit obligations:
Discount rate	4.37%	3.88%	3.68%
Weighted average used to determine net periodic cost:
Discount rate	3.88%	3.68%	3.92%
Expected return on plan assets	4.68%	5.16%	5.50%

Amounts recognized for Pension Plans are presented below.

	Pension Plans
	2018	2017
	(in millions)
Projected benefit obligations:
Beginning of year	$380.5	$403.1
Service cost	1.8	2.0
Interest cost	14.3	14.3
Actuarial gain	(38.6)	(14.5)
Benefits paid	(24.3)	(24.8)
Currency translation	(0.3)	0.4
Decrease in obligation due to curtailment / settlement	—	—
End of year	$333.4	$380.5
Accumulated benefit obligations at end of year	$333.4	$380.5
Plan assets:
Beginning of year	$366.3	$340.0
Actual return on plan assets	2.0	15.8
Employer contributions	—	35.0
Currency translation	(0.3)	0.4
Benefits paid	(24.3)	(24.8)
Other	(0.2)	(0.1)
End of year	$343.5	$366.3
Accrued benefit cost at end of year:
Funded (unfunded) status	$10.1	$(14.2)
Recognized on balance sheet:
Other noncurrent assets	$11.2	$1.1
Other current liabilities	(1.1)	(1.1)
Other noncurrent liabilities	—	(14.2)
	$10.1	$(14.2)
Recognized in accumulated other comprehensive loss, before tax:
Prior year service cost	$—	$—
Net actuarial loss	66.0	93.4
	$66.0	$93.4

We maintain a single trust that holds the assets of the U.S. pension plan. For most of 2016, the strategic asset allocation was about 40% equity investments. Near the end of 2016, we directed our investment manager to adjust the asset allocation to about 30% equity investments. Near the end of 2017, we directed our investment manager to adjust the asset allocation to about 20% equity investments.
This trust’s strategic asset allocations, tactical range at September 30, 2018 and actual asset allocations are presented below.

	Strategic asset allocation				Actual asset allocations at
					September 30,
		Tactical range			2018	2017	2016
Fixed income investments	80%	75		80%	77%	78%	69%
Equity investments	20	15	-	20%	21	21	29
Cash	—	0	-	5%	2	1	2
	100%				100%	100%	100%

Assets of the Pension Plans are allocated to various investments to attain diversification and reasonable risk-adjusted returns while also managing the exposure to asset and liability volatility. These ranges are targets and deviations may occur from time to time due to market fluctuations. Portfolio assets are typically rebalanced to the allocation targets at least annually.
The assets of the Pension Plans are primarily invested in investment trusts valued at net asset value, which in turn hold fixed income and equity investments. The valuation methodologies used to measure the assets of the Pension Plans at fair value are:

•
Fixed income fund investments held by the investment trusts are valued using the closing price reported in the active market in which the investment is traded or based on yields currently available on comparable securities of issuers with similar credit ratings;

•
Equity investments held by the investment trusts are valued using the closing price reported on the active market when reliable market quotations are readily available. When market quotations are not readily available, these assets are valued by a method the trustees believe accurately reflects fair value; and

•	Mutual funds are valued at the closing price reported on the active market.
The assets of the Pension Plans by level within the fair value hierarchy are presented below.

	September 30, 2018
	Level 1	Level 2	Total
	(in millions)
Fixed income	$—	$264.1	$264.1
Equity:
Large cap stocks:
Large cap index funds	—	30.5	30.5
Mid cap stocks:
Mid cap index funds	—	10.1	10.1
Small cap stocks:
Small cap growth funds	—	10.0	10.0
International stocks:
Mutual funds	11.8	—	11.8
International funds	—	10.3	10.3
Total equity	11.8	60.9	72.7
Cash and cash equivalents	6.6	—	6.6
	$18.4	$325.0	$343.4

	September 30, 2017
	Level 1	Level 2	Total
	(in millions)
Fixed income	$—	$284.4	$284.4
Equity:
Large cap stocks:
Large cap growth funds	$—	$32.6	$32.6
Mid cap stocks:
Mid cap index funds	—	10.9	10.9
Small cap stocks:
Small cap growth funds	—	11.3	11.3
International stocks:
Mutual funds	15.4	—	15.4
International funds	—	7.4	7.4
Total equity	15.4	62.2	77.6
Cash and cash equivalents	4.3	—	4.3
	$19.7	$346.6	$366.3

Our estimated future pension benefit payments are presented below in millions.

2019	$31.2
2020	25.0
2021	24.8
2022	24.5
2023	24.2
2024-2028	113.6

Defined Contribution Retirement Plans-Certain of our employees participate in defined contribution 401(k) plans or similar non-U.S plans. We make matching contributions as a function of employee contributions. Matching contributions were $4.7 million, $4.1 million and $4.0 million during 2018, 2017 and 2016, respectively.

Note 10.	Capital Stock
Common stock share activity is presented below.

Shares outstanding at September 30, 2015	160,497,841
Vesting of restricted stock units, net of shares withheld for taxes	370,138
Exercise of stock options	270,599
Exercise of employee stock purchase plan instruments	218,475
Settlement of performance-based restricted stock units, net of shares withheld for taxes	335,998
Shares outstanding at September 30, 2016	161,693,051
Vesting of restricted stock units, net of shares withheld for taxes	262,488
Exercise of stock options	905,834
Exercise of employee stock purchase plan instruments	150,174
Settlement of performance-based restricted stock units, net of shares withheld for taxes	160,063
Stock repurchased under buyback program	(4,581,227)
Shares outstanding at September 30, 2017	158,590,383
Vesting of restricted stock units, net of shares withheld for taxes	232,875
Exercise of stock options	851,628
Exercise of employee stock purchase plan instruments	150,669
Settlement of performance-based restricted stock units, net of shares withheld for taxes	86,516
Stock repurchased under buyback program	(2,573,475)
Other	(6,475)
Shares outstanding at September 30, 2018	157,332,121

Note 11.	Stock-based Compensation Plans
The effect of stock-based compensation on our statements of operations, including discontinued operations, is presented below.

	2018	2017	2016
	(in millions, except per share data)
Decrease in operating income	$6.4	$8.6	$9.1
Decrease in net income	4.0	4.8	5.8
Decrease in earnings per basic share	0.03	0.03	0.04
Decrease in earnings per diluted share	0.03	0.03	0.04

We excluded 214,435, 238,826 and 867,065 instruments from the calculation of diluted earnings per share for 2018, 2017 and 2016, respectively, because the effect of including them would have been antidilutive.
At September 30, 2018, there was approximately $5.1 million of unrecognized compensation expense related to stock-based awards not yet vested. We expect to recognize this expense over a weighted average life of approximately 1.37 years.
The Mueller Water Products, Inc. 2006 Stock Incentive Plan (“2006 Plan”) authorizes an aggregate of 20,500,000 shares of common stock that may be granted through the issuance of stock-based awards. Any awards canceled are available for reissuance. Generally, all of our employees and members of our board of directors are eligible to participate in the 2006 Plan. At September 30, 2018, 7,410,033 shares of common stock were available for future grants of awards under the 2006 Plan. This total assumes that the maximum number of shares will be earned for awards for which the final number of shares to be earned has not yet been determined.
An award granted under the 2006 Plan vests at such times and in such installments as set by the Compensation and Human Resources Committee of the board of directors, but no award will be exercisable after the 10-year anniversary of the date on which it is granted. Management expects some instruments will be forfeited prior to vesting. Grants to members of our board of the directors are expected to vest fully. Based on historical forfeitures, we expect grants to others to be forfeited at an annual rate of 2%.

Restricted Stock Units. Depending on the specific terms of each award, restricted stock units generally vest ratably over the life of the award, usually 3 years, on each anniversary date of the original grant. Compensation expense for restricted stock units is recognized between the grant date and the vesting date (or the date on which a participant becomes Retirement-eligible, if sooner) on a straight-line basis for each tranche of each award. Fair values of restricted stock units are determined using the closing price of our common stock on the respective dates of grant. Restricted stock unit activity under the 2006 Plan is summarized below.

	Restricted stock units	Weighted average grant date fair value per unit	Weighted average remaining contractual term (years)	Aggregate intrinsic value (millions)
Outstanding at September 30, 2015	872,790	$8.45	0.8
Granted	360,255	9.33
Vested	(510,535)	7.94		$4.7
Cancelled	(59,062)	8.23
Outstanding at September 30, 2016	663,448	9.34	1.0
Granted	343,860	13.05
Vested	(359,797)	9.34		4.7
Cancelled	(21,681)	13.26
Outstanding at September 30, 2017	625,830	11.23	0.9
Granted	276,658	12.20
Vested	(342,038)	10.84		4.2
Cancelled	(78,888)	11.41
Outstanding at September 30, 2018	481,562	12.14	1.0

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

We recognize compensation expense for stock-settled PRSUs starting on the first day of the applicable performance period and ending on the respective vesting dates. We base the recognized compensation expense upon the number of units awarded for each performance period, the closing price of our common stock on the grant date and the estimated performance factor. In 2018 and 2017, 146,061 shares and 263,410 shares, respectively, vested related to PRSUs. Stock-settled PRSUs activity under the 2006 Plan is summarized below.

Award date	Settlement year	Performance period	Grant date per unit fair value	Units awarded	Units forfeited	Net units	Performance factor	Shares earned
December 3, 2013	2017	2014	$8.52	90,841	(4,401)	86,440	2.000	172,880
		2015	$9.78	90,841	(4,401)	86,440	0.000	—
		2016	$9.38	90,849	(7,402)	83,447	1.021	85,199
December 2, 2014	2018	2015	$9.78	80,233	(3,835)	76,398	0.000	—
		2016	$9.38	80,229	(6,447)	73,782	1.021	75,327
		2017	$13.26	80,229	(11,673)	68,556	1.000	68,556
December 1, 2015	2019	2016	$9.38	77,823	(3,998)	73,825	1.021	75,375
		2017	$13.26	77,824	(3,997)	73,827	1.000	73,827
		2018	$12.50	77,824	(61,841)	15,983	1.357	21,689
November 29, 2016	2020	2017	$13.26	59,285	(5,279)	54,006	1.000	54,006
		2018	$12.50	59,286	(39,910)	19,376	1.357	26,294
		2019		59,290	(39,909)	19,381
January 23, 2017	2020	2017	$13.15	19,012	—	19,012	1.000	19,012
		2018	$12.50	19,011	—	19,011	1.357	25,798
		2019		19,011	—	19,011
November 28, 2017	2021	2018	$12.50	57,092	—	57,092	1.357	77,474
		2019		57,092	—	57,092
		2020		57,104	—	57,104

Stock Options. Stock options generally vest ratably over 3 years on each anniversary date of the original grant. Stock options granted since November 2007 also vest upon the Retirement of a participant. Compensation expense for stock options is recognized between the grant date and the vesting date (or the date on which a participant becomes Retirement-eligible, if sooner) on a straight-line basis for each tranche of each award. No stock options were granted since 2015.
Stock option activity under the 2006 Plan is summarized below.

	Options	Weighted average exercise price per option	Weighted average remaining contractual term (years)	Aggregate intrinsic value (millions)
Outstanding at September 30, 2015	3,992,666	$6.54	4.2	$9.3
Exercised	(270,599)	6.83		0.8
Cancelled	(167,759)	17.82
Outstanding at September 30, 2016	3,554,308	5.99	3.4	23.8
Exercised	(905,834)	4.71		7.3
Cancelled	(207,820)	14.72
Outstanding at September 30, 2017	2,440,654	5.72	2.5	17.3
Exercised	(851,628)	7.00		3.8
Cancelled	—	—
Outstanding at September 30, 2018	1,589,026	$5.03	1.9	$10.3

Exercisable at September 30, 2018	1,589,026	$5.03	1.9	$10.3

Stock option exercise prices are equal to the closing price of our common stock on the relevant grant date.
The ranges of exercise prices for stock options outstanding at September 30, 2018 are summarized below.

Exercise price			Options	Weighted average exercise price	Weighted average remaining contractual term (years)	Exercisable options	Weighted average exercise price
$0.00	-	$4.99	555,319	$3.32	2.4	555,319	$3.32
$5.00	-	$9.99	1,033,707	5.95	1.6	1,033,707	5.95
			1,589,026	$5.03	1.9	1,589,026	$5.03

Employee Stock Purchase Plan. The Mueller Water Products, Inc. 2006 Employee Stock Purchase Plan (“ESPP”) authorizes the sale of up to 5,800,000 shares of our common stock to employees. Generally, all full-time, active employees are eligible to participate in the ESPP, subject to certain restrictions. Employee purchases are funded through payroll deductions, and any excess payroll withholdings are returned to the employee. The price for shares purchased under the ESPP is 85% of the lower of the closing price on the first day or the last day of the offering period. At September 30, 2018, 2,750,935 shares were available for issuance under the ESPP.
Phantom Plan. Under the Mueller Water Products, Inc. Phantom Plan adopted in 2012 (“Phantom Plan”), we have awarded “phantom units” to certain non-officer employees. A phantom unit settles in cash equal to the price of one share of our common stock on the vesting date. Phantom units vest ratably over 3 years on each anniversary date of the original grant. We recognize compensation expense for phantom units on a straight-line basis for each tranche of each award based on the closing price of our common stock at each balance sheet date. The outstanding phantom units had a fair value of $11.51 per unit at September 30, 2018 and our accrued liability for such units was $3.0 million.
Phantom Plan activity is summarized below.

	Phantom Plan units	Weighted average grant date fair value per unit	Weighted average remaining contractual term (years)	Aggregate intrinsic value (millions)
Outstanding at September 30, 2015	558,878	$6.22	0.8
Granted	302,875	9.84
Vested	(270,822)			$3.1
Cancelled	(56,905)	9.28
Outstanding at September 30, 2016	534,026	9.60	0.9
Granted	199,260	13.22
Vested	(278,000)			3.7
Cancelled	(103,279)	10.87
Outstanding at September 30, 2017	352,007	11.36	0.9
Granted	163,199	12.40
Vested	(170,675)			2.1
Cancelled	(81,758)	12.10
Outstanding at September 30, 2018	262,773	12.12	0.6

Note 12.	Supplemental Balance Sheet Information
Selected supplemental balance sheet information is presented below.

	September 30,
	2018	2017
	(in millions)
Inventories:
Purchased components and raw material	$81.6	$67.7
Work in process	37.8	35.6
Finished goods	37.2	35.6
	$156.6	$138.9
Other current assets:
Maintenance and repair tooling	$3.5	$3.3
Income taxes	1.6	10.9
Other	12.4	10.2
	$17.5	$24.4
Property, plant and equipment:
Land	$5.4	$5.6
Buildings	55.9	53.4
Machinery and equipment	311.4	266.7
Construction in progress	22.2	24.7
	$394.9	$350.4
Accumulated depreciation	(244.0)	(228.1)
	$150.9	$122.3
Other current liabilities:
Compensation and benefits	$31.7	$26.9
Customer rebates	9.7	6.5
Taxes other than income taxes	3.3	3.2
Warranty	6.0	3.5
Environmental	1.2	1.3
Income taxes	7.6	0.9
Interest	8.0	0.6
Restructuring	0.9	3.3
Other	8.0	7.3
	$76.4	$53.5

Note 13.	Supplemental Statement of Operations Information
On September 7, 2017, we announced a strategic reorganization plan designed to accelerate our product innovation and revenue growth. We have adopted a matrix management structure, where business teams have line and cross-functional responsibility for managing distinct product portfolios. Engineering, operations, sales and marketing and other functions were centralized to better align with business needs and generate greater efficiencies. We recorded $4.6 million in other charges primarily for severance related to this strategic reorganization plan in 2018, of which $0.9 million was accrued at September 30, 2018. This plan is substantially complete.
During the quarter ended June 30, 2016, we initiated certain demolition and related activities for our Statesboro, Georgia property, some of the costs of which are indemnified by Tyco as explained in Note 17. Corporate recorded a receivable from Tyco for our estimated recovery under the indemnification and a net charge of $4.1 million under the caption other charges in 2016.

Selected supplemental statement of operations information is presented below.

	2018	2017	2016
	(in millions)
Included in selling, general and administrative expenses:
Research and development	$11.6	$12.1	$9.9
Advertising	$7.1	$5.2	$4.0
Interest expense, net:
Term Loan	$14.4	$19.1	$20.5
Deferred financing costs amortization	1.6	1.8	1.9
ABL Agreement	0.6	0.8	1.1
Interest rate swap contracts	0.6	1.9	—
5.5% Senior Notes	7.5	—	—
Other interest expense	0.6	0.6	0.5
	25.3	24.2	24.0
Interest income	(4.4)	(2.0)	(0.4)
	$20.9	$22.2	$23.6

Note 14.	Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss is presented below.

	Foreign currency translation	Pension liability, net of tax	Derivative instruments, net of tax	Total
	(in millions)
Balance at September 30, 2017	$(3.3)	$(47.0)	$(1.5)	$(51.8)
Other comprehensive income before reclassifications	(3.0)	17.9	—	14.9
Amounts reclassified out of accumulated other comprehensive loss	—	2.6	1.5	4.1
Other comprehensive income	(3.0)	20.5	1.5	19.0
Balance at September 30, 2018	$(6.3)	$(26.5)	$—	$(32.8)

Note 15.	Supplemental Cash Flow Information
Supplemental cash flow information is presented below.

	September 30,
	2018	2017	2016
	(in millions)
Cash paid, net:
Interest	$8.9	$19.5	$21.1
Income taxes	$10.7	$31.9	$27.1

Note 16.	Segment Information
Our operations consist of two business segments: Infrastructure (previously referred to as “Mueller Co.”) and Technologies (previously referred to as “Mueller Technologies”). These segments are organized primarily based on products sold and customers served and are consistent with how the segments are managed, how resources are allocated and how information is used by the chief operating decision maker. Infrastructure manufactures valves for water and gas systems including butterfly, iron gate, tapping, check, knife, plug, automatic control and ball valves and dry-barrel and wet-barrel fire hydrants. Technologies offers metering, leak detection, pipe condition assessment and other products and services for the water infrastructure industry.
Segment results are not reflective of their results on a stand-alone basis. Intersegment sales and transfers are made at selling prices generally intended to cover costs. Infrastructure personnel provide certain administrative services, including management of accounts payable and accounts receivable, without any allocation of cost to Technologies. We do not believe the costs of such administrative services are material to the segments’ results. The determination of segment results excludes certain corporate expenses designated as Corporate because they are not directly attributable to segment operations. Interest expense, loss on early extinguishment of debt and income taxes are not allocated to the segments. Corporate expenses include those costs incurred by our corporate function, such as accounting, treasury, risk management, human resources, legal, tax and other administrative functions and also costs associated with assets and liabilities retained following the sales of U.S. Pipe and Anvil. Corporate assets principally consist of our cash, Anvil assets held for sale at September 30, 2017 and certain real property previously owned by U.S. Pipe and Anvil. Business segment assets consist primarily of receivables, inventories, property, plant and equipment, intangible assets and other noncurrent assets.
Geographical area information is presented below.

	United States	Canada	Other	Total
	(in millions)
Net sales:
2018	$812.2	$71.7	$32.1	$916.0
2017	732.0	62.3	31.7	826.0
2016	716.5	57.1	27.0	800.6
Property, plant and equipment, net:
September 30, 2018	$144.8	$3.4	$2.7	$150.9
September 30, 2017	116.1	3.0	3.2	122.3

Approximately 54% of our 2018 gross sales were to our 10 largest customers, and approximately 34% of our 2018 gross sales were to our two largest customers, Ferguson Enterprises, Inc. (“Ferguson Enterprises”) and Core & Main LP. (“Core & Main)”). Sales to Ferguson Enterprises comprised approximately 19%, 18% and 17% of our total gross sales during 2018, 2017 and 2016, respectively. In 2018, Ferguson Enterprises accounted for approximately 18% and 28% of gross sales for Infrastructure and Technologies, respectively. Receivables from Ferguson Enterprises totaled $29.7 million and $20.0 million at September 30, 2018 and 2017, respectively. Sales to Core & Main comprised approximately 15%, 16% and 16% of our total gross sales during 2018, 2017, and 2016, respectively. In 2018, Core & Main accounted for approximately 17% of gross sales for Infrastructure. Receivables from Core & Main totaled $31.7 million and $27.3 million at September 30, 2018 and 2017, respectively.

Summarized financial information for our segments is presented below.

	Infrastructure	Technologies	Corporate	Total
	(in millions)
Net sales, excluding intercompany:
2018	$818.8	$97.2	$—	$916.0
2017	739.9	86.1	—	826.0
2016	715.7	84.9	—	800.6
Intercompany sales:
2018	$—	$—	$—	$—
2017	—	—	—	—
2016	5.8	—	—	5.8
Operating income (loss):
2018	$180.1	$(24.4)	$(34.0)	$121.7
2017	163.8	(20.3)	(41.4)	102.1
2016	162.5	(11.1)	(39.2)	112.2
Depreciation and amortization:
2018	$37.4	$6.1	$0.2	$43.7
2017	36.3	5.2	0.4	41.9
2016	34.2	4.8	0.5	39.5
Total pension settlement and other charges:
2018	$0.1	$0.1	$10.3	$10.5
2017	2.7	0.7	7.0	10.4
2016	1.0	0.9	5.8	7.7
Capital expenditures:
2018	$47.3	$8.3	$0.1	$55.7
2017	28.5	11.4	0.7	40.6
2016	24.3	7.0	0.2	31.5
Total assets:
September 30, 2018	$843.9	$87.1	$360.9	$1,291.9
September 30, 2017	792.6	88.4	377.3	1,258.3
Intangible assets, net:
September 30, 2018	$396.9	$23.3	$—	$420.2
September 30, 2017	417.2	22.1	—	439.3

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
The purchaser of U.S. Pipe has been identified as a “potentially responsible party” (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) in connection with a former manufacturing facility operated by U.S. Pipe that was in the vicinity of a proposed Superfund site located in North Birmingham, Alabama. Under the terms of the acquisition agreement relating to our sale of U.S. Pipe, we agreed to indemnify the purchaser for certain environmental liabilities, including those arising out of the former manufacturing site in North Birmingham. Accordingly, the purchaser tendered the matter to us for indemnification, which we accepted. Ultimate liability for the site will depend on many factors that have not yet been determined, including the determination of EPA’s remediation costs, the number and financial viability of the other PRPs (there are four other PRPs currently) and the determination of the final allocation of the costs among the PRPs. Accordingly, because the amount of such costs cannot be reasonably estimated at this time, no amounts had been accrued for this matter at September 30, 2018.
Walter Energy. We were a member of the Walter Energy federal tax consolidated group, through December 14, 2006, at which time the company was spun-off from Walter Industries. Until our spin-off from Walter Energy, we joined in the filing of the Walter Energy consolidated federal income tax return for each taxable year during which we were a member of the consolidated group. As a result, we are jointly and severally liable for the federal income tax liability, if any, of the consolidated group for each of those years. Accordingly, we could be liable in the event any such federal income tax liability is incurred, and not discharged, by any other member of the Walter Energy tax consolidated group for any period during which we were included in the Walter Energy tax consolidated group.
In July 2015, Walter Energy filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code in the Northern District of Alabama (“Chapter 11 Case”). On February 2, 2017, the Chapter 11 Case was converted to a liquidation proceeding under Chapter 7 of the U.S. Bankruptcy Code, pursuant to which Walter Energy is now in the process of being wound down and liquidated.
The IRS is currently alleging that Walter Energy owes substantial amounts for prior taxable periods in which we were a member of the Walter Energy tax consolidated group (specifically, 1983-1994, 2000-2002 and 2005). On January 11, 2016, the IRS filed a proof of claim in the Chapter 11 Case, alleging that Walter Energy owes taxes,interest and penalties for the years 1983-1994, 2000-2002 and 2005 in an aggregate amount of $554.3 million ($229.1 million of which the IRS claims is entitled to priority status in the Chapter 11 Case).  The IRS asserts that its claim is based on an alleged settlement of Walter Energy’s tax liability for years1983 through1994, which Walter Energy disputed.  In the proof of claim, the IRS included an alternative calculation in an aggregate amount of $860.4 million, which it asserts would be appropriate in the event the alleged settlement is determined to be non-binding ($535.3 million of which the IRS claims is entitled to priority status in the Chapter 11 Case). The IRS has indicated its intent to pursue collection of amounts included in the proofs of claim from former members of the Walter Energy tax consolidated group.
According to a quarterly report on Form 10-Q filed by Walter Energy with the SEC on November 5, 2015, Walter Energy had $33.0 million of accruals at September 30, 2015 for unrecognized tax benefits in connection with the matters subject to the IRS claims and Walter Energy stated it believed it had sufficient accruals to address any claims, including interest and penalties, and did not believe that any potential difference between any final settlements and amounts accrued would have a material effect on Walter Energy’s financial position, but such potential difference could be material to its results of operations in a future reporting period.
We have been working constructively with the parties involved in this matter in an effort to reach a consensual resolution with respect to the alleged tax liabilities at issue. Based on our work to date, we believe that once certain anticipated refunds (applicable primarily to 1997 and 2006 through 2015) are applied against asserted income tax liabilities owing for other years, the total net tax liabilities of Walter Energy, if any, will be substantially less than those asserted by the IRS.

We cannot estimate the amount of, or the extent to which we will be responsible for, any liabilities to which we may be subject relating to these tax claims. Such liabilities could have a material adverse effect on our business, financial condition, liquidity or results of operations. Furthermore, there can be no assurance we will be able to reach any resolution with the parties involved in this matter and, in such event, we would intend to vigorously assert any and all available defenses against any liabilities we may have as a member of the Walter Energy consolidated group.
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
In 2017, our warranty analysis identified certain Technologies radio products produced prior to 2017 and installed in particularly harsh environments that had been failing at higher-than-expected rates. During the quarter ended March 31, 2017, we conducted additional testing of these products and revised our estimates of warranty expenses. As a result, we recorded an additional warranty expense of $9.8 million in the second quarter of 2017.
During the quarter ended June 30, 2018, we completed a similar analysis and determined, based on this new information, that certain other Technologies products had been failing at higher-than-expected rates as well, and that the average cost to repair or replace certain products under warranty was higher than previously estimated. As a result, in the third quarter of 2018, we recorded an additional warranty expense of $14.1 million associated with such products.
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
Operating Leases. We maintain operating leases primarily for equipment and facilities. Rent expense was $6.4 million, $5.8 million and $5.8 million for 2018, 2017 and 2016, respectively. Future minimum payments under non-cancellable operating leases are $4.3 million, $3.9 million, $3.5 million, $3.0 million and $2.0 million during 2019, 2020, 2021, 2022 and 2023, respectively. Total minimum payments due beyond 2023 are $3.2 million.

Note 18.	Subsequent Events
On October 25, 2018, our board of directors declared a dividend of $0.05 per share on our common stock, payable on or about November 20, 2018 to stockholders of record at the close of business on November 9, 2018.
In October, 2018, we announced the closure our Middleborough, Massachusetts location and the creation of a center of excellence for research and development in Atlanta, Georgia. The estimated cost of this reorganization is approximately $5.0 million.
In November 2018, we announced our intention to acquire Krausz Industries, Ltd, a manufacturer of pipe couplings, grips and clamps for approximately $140.0 million in cash, subject to post-closing adjustments. This transaction is anticipated to close in December 2018.

Note 19.	Quarterly Consolidated Financial Information (Unaudited)

	Quarter
	Fourth	Third	Second	First
	(in millions, except per share amounts)
2018
Net sales	$254.3	$250.2	$233.2	$178.3
Gross profit	85.5	74.5	74.5	55.4
Operating income	40.5	30.6	29.9	20.7
Income from continuing operations	25.0	15.3	10.2	55.1
Net income	25.0	15.3	10.2	55.1

Earnings per basic share(1)
Continuing operations	0.16	0.10	0.06	0.35
Net income	0.16	0.10	0.06	0.35

Earnings per diluted share(1)
Continuing operations	0.16	0.10	0.06	0.34
Net income	0.16	0.10	0.06	0.34

2017
Net sales	$226.9	$232.2	$199.7	$167.2
Gross profit	81.0	82.6	52.5	51.8
Operating income	33.6	43.0	11.3	14.2
Income from continuing operations	20.1	24.1	4.7	5.4
Discontinued operations	(0.8)	(0.1)	68.6	1.3
Net income	19.3	24.0	73.3	6.7

Earnings per basic share(1)
Continuing operations	0.13	0.15	0.03	0.03
Discontinued operations	(0.01)	—	0.43	0.01
Net income	0.12	0.15	0.46	0.04

Earnings per diluted share(1)
Continuing operations	0.13	0.15	0.03	0.03
Discontinued operations	(0.01)	—	0.42	0.01
Net income	0.12	0.15	0.45	0.04

(1)	The sum of the quarterly amounts may not equal the full year amount due to rounding.