Form 10-Q
period 2018-12-31
Mueller Water Products, Inc.
filed 2019-02-07
CIK 1350593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2018
☐                       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
There were 158,211,464 shares of common stock of the registrant outstanding at January 31, 2019.

PART I

Item 1.	FINANCIAL STATEMENTS
MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 31,	September 30,
	2018	2018
	(in millions, except share amounts)
Assets:
Cash and cash equivalents	$198.8	$347.1
Receivables, net	115.1	164.3
Inventories	194.9	156.6
Other current assets	20.9	17.5
Total current assets	529.7	685.5
Property, plant and equipment, net	168.1	150.9
Goodwill	113.5	12.1
Intangible assets	412.6	408.1
Other noncurrent assets	35.2	35.3
Total assets	$1,259.1	$1,291.9

Liabilities and equity:
Current portion of long-term debt	$0.8	$0.7
Accounts payable	63.5	90.0
Other current liabilities	104.2	76.4
Total current liabilities	168.5	167.1
Long-term debt	444.8	444.3
Deferred income taxes	78.4	79.2
Other noncurrent liabilities	28.5	36.5
Total liabilities	720.2	727.1

Commitments and contingencies (Note 12)

Common stock: 600,000,000 shares authorized; 158,081,200 and 157,332,121 shares outstanding at December 31, 2018 and September 30, 2018, respectively	1.6	1.6
Additional paid-in capital	1,440.2	1,444.5
Accumulated deficit	(871.0)	(850.0)
Accumulated other comprehensive loss	(33.6)	(32.8)
Total Company stockholders’ equity	537.2	563.3
Noncontrolling interest	1.7	1.5
Total equity	538.9	564.8
Total liabilities and equity	$1,259.1	$1,291.9

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended
	December 31,
	2018	2017
	(in millions, except per share amounts)
Net sales	$192.8	$178.3
Cost of sales	132.7	122.9
Gross profit	60.1	55.4
Operating expenses:
Selling, general and administrative	41.0	39.8
Gain on sale of idle property	—	(9.0)
Strategic reorganization and other charges	3.2	3.9
Total operating expenses	44.2	34.7
Operating income	15.9	20.7
Other expenses (income):
Pension costs other than service	(0.1)	0.2
Interest expense, net	5.5	5.2
Walter Energy accrual	37.4	—
Net other expenses	42.8	5.4
Income (loss) before income taxes	(26.9)	15.3
Income tax benefit	(5.9)	(39.8)
Net income (loss)	$(21.0)	$55.1

Net income (loss) per share:
Basic	$(0.13)	$0.35
Diluted	$(0.13)	$0.34

Weighted average shares outstanding:
Basic	157.7	158.5
Diluted	158.8	160.0

Dividends declared per share	$0.05	$0.04

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended
	December 31,
	2018	2017
	(in millions)
Net income (loss)	$(21.0)	$55.1
Other comprehensive income (loss):
Pension	0.5	0.8
Income tax effects	(0.1)	(0.3)
Foreign currency translation	(1.2)	0.1
Derivative fair value change	—	1.6
Income tax effects	—	(0.6)
	(0.8)	1.6
Comprehensive income (loss)	$(21.8)	$56.7

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF EQUITY THREE MONTHS ENDED DECEMBER 31, 2018 (UNAUDITED)

	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Non-controlling interest	Total
	(in millions)
Balance at September 30, 2018	$1.6	$1,444.5	$(850.0)	$(32.8)	$1.5	$564.8
Net income (loss)	—	—	(21.0)	—	0.2	(20.8)
Dividends declared	—	(7.9)	—	—	—	(7.9)
Shares retained for employee taxes	—	(1.2)	—	—	—	(1.2)
Stock-based compensation	—	1.7	—	—	—	1.7
Common stock issued	—	3.1	—	—	—	3.1
Other comprehensive income (loss), net of tax	—	—	—	(0.8)	—	(0.8)
Balance at December 31, 2018	$1.6	$1,440.2	$(871.0)	$(33.6)	$1.7	$538.9

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended
	December 31,
	2018	2017
	(in millions)
Operating activities:
Net income (loss)	$(21.0)	$55.1
Adjustments to reconcile income to net cash provided by (used in) operating activities:
Depreciation	6.1	4.9
Amortization	6.0	5.7
Stock-based compensation	1.7	2.0
Retirement plans	0.3	0.7
Deferred income taxes	(2.2)	(39.7)
Gain on sale of idle property	—	(9.0)
Other, net	1.2	0.7
Changes in assets and liabilities:
Receivables	57.7	38.4
Inventories	(21.9)	(16.3)
Other assets	(3.5)	(0.8)
Walter Energy accrual	37.4	—
Liabilities	(51.9)	(41.2)
Net cash provided by (used in) operating activities	9.9	0.5
Investing activities:
Capital expenditures	(15.9)	(6.4)
Proceeds from sales of assets	—	7.4
Acquisition, net of cash received	(123.0)	—
Net cash provided by (used in) investing activities	(138.9)	1.0
Financing activities:
Repayment of Krausz debt	(13.2)	—
Dividends	(7.9)	(6.3)
Employee taxes related to stock-based compensation	(1.2)	(1.8)
Repayment of debt	—	(1.2)
Common stock issued	3.1	4.3
Stock repurchased under buyback program	—	(10.0)
Other	0.4	—
Net cash used in financing activities	(18.8)	(15.0)
Effect of currency exchange rate changes on cash	(0.5)	0.1
Net change in cash and cash equivalents	(148.3)	(13.4)
Cash and cash equivalents at beginning of period	347.1	361.7
Cash and cash equivalents at end of period	$198.8	$348.3

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2018

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
Infrastructure owns a 49% ownership interest in an industrial valve joint venture. Due to substantive control features in the operating agreement, all of the joint venture’s assets, liabilities and results of operations are included in our consolidated financial statements. The net income or loss attributable to noncontrolling interest is included in selling, general and administrative expenses. Noncontrolling interest is recorded at its carrying value, which approximates fair value.
Unless the context indicates otherwise, whenever we refer to a particular year, we mean our fiscal year ended or ending September 30 in that particular calendar year.
Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which require us to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses and the disclosure of contingent assets and liabilities for the reporting periods. Actual results could differ from those estimates. All significant intercompany balances and transactions have been eliminated. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2018. In our opinion, all normal and recurring adjustments that we consider necessary for a fair financial statement presentation have been made. Certain reclassifications have been made to previously reported amounts to conform to the current presentation. The condensed consolidated balance sheet data at September 30, 2018 was derived from audited financial statements, but it does not include all disclosures required by GAAP.
On December 3, 2018, we completed our acquisition of Krausz Industries Ltd. (“Krausz”). The operating results of Krausz are reported on a one-month lag beginning in the quarter ended December 31, 2018. For the quarter ended December 31, 2018, the consolidated balance sheet includes an estimated opening balance sheet for Krausz, but the consolidated statements of operations and of cash flows exclude the results of Krausz’s operations. Refer to Note 2 for additional disclosures related to the acquisition.
HR-1, commonly referred to as the Tax Cuts and Jobs Act, was enacted on December 22, 2017 and made significant revisions to federal income tax laws, including lowering the corporate income tax rate to 21% from 35%, effective January 1, 2018. The effects of these revisions are discussed in Note 4.
In May 2014, the Financial Accounting Standards Board (“FASB”) issued new guidance for the recognition of revenue and requiring additional financial statement disclosures.  On October 1, 2018, we adopted the new guidance related to revenue recognition from contracts with customers. The new guidance was adopted using the modified retrospective approach and no transition adjustment was required. See Note 3 for more information regarding our adoption of ASC 606 - Revenue from Contracts with Customers.
During 2016, FASB issued Accounting Standards Update 2016-02 Leases, which will require us to recognize lease assets and lease liabilities for those leases currently referred to as operating leases. We will adopt this guidance using the modified retrospective transition method beginning in the first quarter of fiscal 2020. We are currently assessing our specific implementation approach and finalizing our estimate of the impact of this Update, which we do not believe will be material to our consolidated financial statements as a whole.

In 2017, we announced a strategic reorganization plan designed to accelerate our product innovation and revenue growth, through the adoption of a matrix management structure, where business teams have line and cross-functional responsibility for managing distinct product portfolios, and engineering, operations, sales and marketing and other functions are centralized to better align with business needs and generate greater efficiencies, which was essentially completed in 2018. In October 2018, we announced the move of our Middleborough, Massachusetts facility to Atlanta to consolidate our resources and accelerate product innovation through creation of a research and development center of excellence for software and electronics. Costs and expenses in the quarters ended December 31, 2018 and 2017 for these plans, included in strategic reorganization and other charges, were primarily personnel-related.
Activity in accrued restructuring, reported as part of other current liabilities, is presented below.

	Three months ended
	December 31,
	2018	2017
	(in millions)
Beginning balance	$0.9	$3.3
Expense	2.4	2.3
Payments	(1.1)	(1.4)
Ending balance	$2.2	$4.2

Note 2.	Acquisitions and Divestitures
Divestiture of Burlington plant
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
Acquisition of Krausz Industries
On December 3, 2018, we completed our acquisition of Krausz, a manufacturer of pipe couplings, grips and clamps with operations in the United States and Israel, for $136.2 million, net of cash acquired, including the assumption and simultaneous repayment of certain debt of $13.2 million. The purchase agreement provides for customary final adjustments, including a net working capital adjustment, which we expect to occur in 2019. Annual sales for Krausz in 2017 were approximately $43.0 million.
We have recognized the assets acquired and liabilities assumed at their estimated acquisition date fair values, with the excess of the consideration transferred over the estimated fair values of the identifiable net assets acquired recorded as goodwill. The accounting for the business combination is based on currently available information and is considered preliminary. We have retained a third party valuation specialist to assist in our estimate of the fair value of acquired intangible assets and we have not yet received a preliminary valuation report and therefore have not yet completed that estimate. We expect the fair value of total intangibles acquired may be significantly more than our estimate for certain intellectual property intangibles, which is included below. In addition, we are gathering information about income taxes and deferred income tax assets and liabilities, accounts receivables, inventories, property, plant, and equipment, other current assets and current liabilities based on facts that existed as of the date of the acquisition. The final accounting for the business combination may differ materially from that presented in these unaudited consolidated statements.

The following is a summary of the preliminary estimated fair values of the net assets acquired (in millions):

Assets acquired, net of cash:
Receivables	$8.8
Inventories	17.0
Other current assets	0.2
Property, plant and equipment	8.4
Intangible assets	9.9
Goodwill	101.5
Liabilities assumed (1):
Accounts payable	(5.5)
Other current liabilities	(2.8)
Deferred income taxes	(1.3)
Consideration paid	$136.2

(1) Excludes certain debt assumed and immediately repaid of $13.2 million.

The preliminary estimated goodwill above is attributable to the strategic opportunities and synergies that we expect to arise from the acquisition of Krausz and the workforce of the acquired businesses. The goodwill is nondeductible for income tax purposes.
Note 3.    Revenue from Contracts with Customers
We recognize revenue, in an amount that reflects the consideration we expect to be entitled to in exchange for transferring those products or providing those services, when control of the promised products or services is transferred to our customers. We account for a contract when it has approval and commitment from both parties, the rights of the parties are identified, the payment terms are identified, the contract has commercial substance and collectability of consideration is probable. We determine the appropriate revenue recognition for our contracts with customers by analyzing the type, terms and conditions of each contract or arrangement with a customer.
Disaggregation of Revenue
We disaggregate our revenue from contracts with customers by reporting unit, which are the same as our reportable segments (Note 10), and further by geographical region as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. Geographical region represents the location of the customer.
Contract Asset and Liability Balances
The timing of revenue recognition, billings and cash collections results in customer receivables, advance payments and billings in excess of revenue recognized. Customer receivables includes amounts billed and currently due from customers as well as unbilled amounts (contract assets). Amounts are billed in accordance with contractual terms and unbilled amounts arise when the timing of billing differs from the timing of revenue recognized. Customer receivables are recorded at face amounts less an allowance for doubtful accounts. We maintain an allowance for doubtful accounts for estimated losses as a result of customers’ inability to make required payments. We evaluate the aging of the customer receivable balances, the financial condition of our customers, historical trends and the time outstanding of specific balances to estimate the amount of customer receivables that may not be collected in the future and record the appropriate provision.
Advance payments and billings in excess of revenue are recognized and recorded as deferred revenue, the majority of which is classified as current based on the timing when we expect to recognize revenue. We include current deferred revenue as part of our accrued expenses. Deferred revenues represent contract liabilities and are recorded when customers remit contractual cash payments in advance of us satisfying performance obligations under contractual arrangements. Contract liabilities are reversed when revenue is recognized and the performance obligation is satisfied.

The table below represents the balances of our customer receivables and deferred revenues.

	December 31,	September 30,
	2018	2018
	(in millions)
Billed receivables	$112.4	$165.3
Unbilled receivables	5.0	2.4
Total customer receivables	$117.4	$167.7

Deferred revenue	$3.9	$3.3

Performance Obligations
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. Our performance obligations are satisfied at a point in time as related to sales of equipment or over time as related to our software hosting and leak detection monitoring services. Performance obligations are supported by contracts with customers that provide a framework for the nature of the distinct products or services. We allocate the transaction price of each contract to the performance obligations on the basis of standalone selling price and recognize revenue when, or as, control of the performance obligation transfers to the customers.
We have elected to use the practical expedient to not adjust the transaction price for a contract for the effects of a significant financing component, if at the inception of the contract, we expect that the period between when we transfer a product or service to a customer and when a customer remits payment will be one year or less.
Revenue from products and services transferred to customers at a point in time represented 98% of our revenue in the first three months of fiscal year 2019. The revenue recognized at a point in time relates to the sale of the majority of our products and is recognized when the obligations of the terms of our contract are satisfied, which generally occurs upon shipment, when control of the product transfers to the customer.
Revenue from products and services transferred to customers over time represented 2% of our revenue in the first three months of fiscal year 2019.
We offer warranties to our customers in the form of assurance-type warranties, which provide assurance that the related product provided will function as intended and comply with any agreed-upon specifications. These cannot be purchased separately. There is no change to our warranty accounting as a result of the implementation of the new revenue standard and we will continue to use our current cost accrual method in accordance with GAAP.
Costs to Obtain or Fulfill a Contract
We incur certain incremental costs to obtain a contract, which primarily relate to incremental sales commissions. Our commissions are paid based on shipment rather than on order and we reserve the right to claw back any commissions in case of product returns or lost collections. As the expected benefit associated with these incremental costs is one year or less based on the nature of the product sold and benefits received, we have applied the practical expedient and therefore will not capitalize the related costs and will expense them as incurred consistent with our current accounting treatment.
Note 4.Income Taxes
On December 22, 2017, HR-1, commonly referred to as the Tax Cuts and Jobs Act (“Act”), was enacted, which made significant revisions to federal income tax laws, including lowering the corporate income tax rate to 21% from 35% effective January 1, 2018, overhauling the taxation of income earned outside the United States and eliminating or limiting certain deductions.
Our deferred tax assets and liabilities are recorded at the enacted tax rates in effect when we expect to recognize the related tax expenses or benefits. These rates vary slightly from year to year but historically had been approximately 39%. With the legislation changing enacted rates taking place in the quarter ended December 31, 2017, we remeasured our deferred tax items at an average rate of approximately 25% and recorded an income tax benefit of $42.5 million.

The Act also imposed a one-time transition tax on the undistributed, non-previously taxed, post-1986 foreign “earnings and profits” (as defined by the IRS) of certain U.S.-owned corporations. Determination of our transition tax liability required us to calculate foreign earnings and profits going back to 1992 and then to assess our historical overall foreign loss position and the applicability of certain foreign tax credits. For the quarter ended March 31, 2018, we recorded a provisional transaction tax of $7.5 million for the one-time deemed repatriation tax on accumulated foreign earnings of our foreign subsidiaries. Upon further analyses of the Act and Notices and regulations issued and proposed by the U.S. Department of the Treasury and the IRS, for the quarter ended December 31, 2018, we finalized our calculations of the transition tax liability, which reduced our initial provision by $0.6 million, and is included as a component of income tax expense in the quarter. As of December 31, 2018, the remaining balance of our transition obligation is $6.9 million, which we have elected to pay will be paid over the next eight years, as provided in the Act.
The reconciliation between the U.S. federal statutory income tax rate and the effective tax rate is presented below.

	Three months ended
	December 31,
	2018	2017
U.S. federal statutory income tax rate	21.0%	24.5%
Adjustments to reconcile to the effective tax rate:
State income taxes, net of federal benefit	3.3	4.3
Valuation allowance adjustment related to stock compensation	—	(5.7)
Excess tax benefits related to stock compensation	1.3	(2.8)
Domestic production activities deduction	—	(1.6)
Tax credits	0.4	(0.9)
Global Intangible Low-taxed Income	(0.1)	—
Other	(0.3)	0.5
	25.6%	18.3%
Walter Energy accrual	(5.8)	—
Remeasurement related to tax law changes	2.1	(278.4)
Effective income tax rate	21.9%	(260.1)%

At December 31, 2018 and September 30, 2018, the gross liabilities for unrecognized income tax benefits were $3.4 million and $3.3 million, respectively.

Note 5.	Borrowing Arrangements
The components of our long-term debt are presented below.

	December 31,	September 30,
	2018	2018
	(in millions)
5.5% Senior Notes	$450.0	$450.0
ABL Agreement	—	—
Other	2.0	1.6
	452.0	451.6
Less deferred financing costs	6.4	6.6
Less current portion	0.8	0.7
Long-term debt	$444.8	$444.3

5.5% Senior Unsecured Notes. On June 12, 2018, we privately issued $450.0 million of 5.5% Senior Unsecured Notes (“Notes”), which mature in 2026 and bear interest at 5.5%. We capitalized $6.6 million of financing costs, which are being amortized over the term of the Notes using the effective interest method. Proceeds from the Notes along with other cash, were used to repay our Term Loan. Substantially all of our U.S. Subsidiaries guarantee the Notes, which are subordinate to borrowings under the ABL. Based on quoted market prices, the outstanding Notes had a fair value of $436.5 million at December 31, 2018.

ABL Agreement. At December 31, 2018, our asset based lending agreement (“ABL Agreement”) consisted of a revolving credit facility for up to $175 million of revolving credit borrowings, swing line loans and letters of credit. The ABL Agreement permits us to increase the size of the credit facility by an additional $150 million in certain circumstances subject to adequate borrowing base availability. We may borrow up to $25 million through swing line loans and we are permitted to issue up to $60 million of letters of credit.
Borrowings under the ABL Agreement bear interest at a floating rate equal to LIBOR, plus a margin ranging from 125 to 150 basis points, or a base rate, as defined in the ABL Agreement, plus a margin ranging from 25 to 50 basis points. At December 31, 2018, the applicable rate was LIBOR plus 125 basis points.
The ABL Agreement terminates on July 13, 2021. We pay a commitment fee for any unused borrowing capacity under the ABL Agreement of 25 basis points per annum. Our obligations under the ABL Agreement are secured by a first-priority perfected lien on all of our U.S. receivables and inventories, certain cash and other supporting obligations. Borrowings are not subject to any financial maintenance covenants unless excess availability is less than the greater of $17.5 million and 10% of the Loan Cap as defined in the ABL Agreement. Excess availability based on December 31, 2018 data, as reduced by outstanding letters of credit and accrued fees and expenses of $16.1 million, was $93.8 million.

Note 6.	Derivative Financial Instruments
In connection with the acquisition of Singer Valve in 2017, we loaned funds to one of our Canadian subsidiaries. Although this intercompany loan has no direct effect on our consolidated financial statements, it creates exposure to currency risk for the Canadian subsidiary. To reduce this exposure, we entered into a U.S. dollar-Canadian dollar swap contract with the Canadian subsidiary and an offsetting Canadian dollar-U.S. dollar swap with a domestic bank. We have not designated these swaps as hedges and the changes in their fair value are included in earnings, where they offset the currency gains and losses associated with the intercompany loan. The values of our currency swap contracts were an asset of $46 thousand and a liability of $0.9 million as of December 31, 2018 and September 30, 2018, respectively, and are included in other noncurrent assets and other noncurrent liabilities, respectively, in our Consolidated Balance Sheets.

Note 7.	Retirement Plans
The components of net periodic benefit cost for our pension plans are presented below.

	Three months ended
	December 31,
	2018	2017
	(in millions)
Service cost	$0.4	$0.5
Pension costs (benefits) other than service:
Interest cost	3.5	3.6
Expected return on plan assets	(4.1)	(4.2)
Amortization of actuarial net loss	0.5	0.8
Pension costs (benefits) other than service	(0.1)	0.2
Net periodic benefit cost	$0.3	$0.7

The amortization of actuarial losses, net of tax, is recorded as a component of other comprehensive loss.

Note 8.	Stock-based Compensation Plans
We have granted various forms of stock-based compensation, including stock options, restricted stock units and performance-based restricted stock units (“PRSUs”) under our Amended and Restated 2006 Mueller Water Products, Inc. Stock Incentive Plan (the “2006 Stock Plan”).
A PRSU award represents a target number of units that may be paid out at the end of a multi-year award cycle consisting of a series of annual performance periods coinciding with our fiscal years. After we determine the financial performance targets related to PRSUs for a given performance period, typically during the first quarter of that fiscal year, we consider that portion of a PRSU award to be granted. Thus, each award consists of a grant in the year of award and grants in the designated following years. Settlements, in our common shares, will range from zero to two times the number of PRSUs granted, depending on our financial performance against the targets.

We awarded 332,875 stock-settled PRSUs in the quarter ended December 31, 2018, which are scheduled to settle in 3 years.
We issued 181,065 shares and 146,061 shares of common stock during the quarters ended December 31, 2018 and 2017, respectively, to settle PRSUs.
In addition to the PRSU activity, 143,809 restricted stock units vested during the quarter ended December 31, 2018.
We have granted cash-settled Phantom Plan instruments under the Mueller Water Products, Inc. Phantom Plan (“Phantom Plan”). At December 31, 2018, the outstanding Phantom Plan instruments had a fair value of $9.10 per instrument and our liability for Phantom Plan instruments was $0.6 million.
We granted stock-based compensation awards under the 2006 Stock Plan, the Mueller Water Products, Inc. 2006 Employee Stock Purchase Plan and the Phantom Plan during the three months ended December 31, 2018 as follows.

	Number granted	Weighted average grant date fair value per instrument	Total grant date fair value (in millions)
Restricted stock units	147,409	$10.53	$1.6
Employee stock purchase plan instruments	45,464	2.30	0.1
Phantom Plan awards	168,380	10.53	1.8
PRSUs: 2019 award	110,595	10.53	1.2
2018 award	49,236	10.53	0.5
2017 award	31,229	10.53	0.3
			$5.5

Operating income included stock-based compensation expense of $1.7 million and $2.4 million during the three months ended December 31, 2018 and 2017, respectively. At December 31, 2018, there was approximately $9.2 million of unrecognized compensation expense related to stock-based compensation arrangements, and there were 279,024 PRSUs that have been awarded for the 2020 and 2021 performance periods, for which performance goals have not been set.
We excluded 165,467 and 70,996 of stock-based compensation instruments from the calculations of diluted earnings per share for the quarters ended December 31, 2018 and 2017, respectively, since their inclusion would have been antidilutive.

Note 9.	Supplemental Balance Sheet Information
Selected supplemental balance sheet information is presented below.

	December 31,	September 30,
	2018	2018
	(in millions)
Inventories:
Purchased components and raw material	$90.4	$81.6
Work in process	44.7	37.8
Finished goods	59.8	37.2
	$194.9	$156.6

Other current assets:
Maintenance and repair tooling	$3.7	$3.5
Income taxes	1.7	1.6
Other	15.5	12.4
	$20.9	$17.5

Property, plant and equipment:
Land	$5.4	$5.4
Buildings	58.4	55.9
Machinery and equipment	326.2	311.4
Construction in progress	32.2	22.2
	422.2	394.9
Accumulated depreciation	(254.1)	(244.0)
	$168.1	$150.9
Other current liabilities:
Compensation and benefits	$21.4	$31.7
Customer rebates	10.8	9.7
Taxes other than income taxes	2.8	3.3
Warranty	9.1	6.0
Income taxes	4.0	7.6
Environmental	1.2	1.2
Interest	1.7	8.0
Restructuring	2.2	0.9
Walter Energy accrual	37.4	—
Other	13.6	8.0
	$104.2	$76.4

Note 10.	Segment Information
Summarized financial information for our segments is presented below.

	Three months ended
	December 31,
	2018	2017
	(in millions)
Net sales, excluding intercompany:
Infrastructure	$172.0	$160.1
Technologies	20.8	18.2
	$192.8	$178.3
Operating income (loss):
Infrastructure	$30.9	$28.1
Technologies	(3.7)	(4.7)
Corporate	(11.3)	(2.7)
	$15.9	$20.7
Depreciation and amortization:
Infrastructure	$10.1	$9.1
Technologies	2.0	1.4
Corporate	—	0.1
	$12.1	$10.6
Strategic reorganization and other charges:
Infrastructure	$—	$—
Technologies	—	0.1
Corporate	3.2	3.8
	$3.2	$3.9
Capital expenditures:
Infrastructure	$14.8	$4.8
Technologies	1.1	1.5
Corporate	—	0.1
	$15.9	$6.4
Infrastructure disaggregated net revenues:
Central	$40.3	$39.4
Northeast	37.9	37.7
Southeast	34.7	28.9
West	44.8	39.9
United States	157.7	145.9
Canada	9.9	11.0
Other international locations	4.4	3.2
	$172.0	$160.1
Technologies disaggregated net revenues:
Central	6.5	3.5
Northeast	3.4	4.0
Southeast	6.8	7.5
West	$2.7	$1.9
United States	19.4	16.9
Canada	0.2	0.1
Other international locations	1.2	1.2
	$20.8	$18.2

Note 11.	Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss is presented below.

	Pension, net of tax	Foreign currency translation	Total
	(in millions)
Balance at September 30, 2018	$(26.5)	$(6.3)	$(32.8)
Current period other comprehensive income (loss)	0.4	(1.2)	(0.8)
Balance at December 31, 2018	$(26.1)	$(7.5)	$(33.6)

Note 12.	Commitments and Contingencies
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
In the acquisition agreement pursuant to which a predecessor to Tyco International plc, now Johnson Controls International plc (“Tyco”), sold our businesses to a previous owner in August 1999, Tyco agreed to indemnify us and our affiliates, among other things, for all “Excluded Liabilities.” Excluded Liabilities include, among other things, substantially all liabilities relating to the time prior to August 1999, including environmental liabilities. The indemnity survives indefinitely. Tyco’s indemnity does not cover liabilities to the extent caused by us or the operation of our businesses after August 1999, nor does it cover liabilities arising with respect to businesses or sites acquired after August 1999. Since 2007, Tyco has engaged in multiple corporate restructurings, split-offs and divestitures. While none of these transactions directly affects the indemnification obligations of the Tyco indemnitors under the 1999 acquisition agreement, the result of such transactions is that the assets of, and control over, such Tyco indemnitors has changed. Should any of these Tyco indemnitors become financially unable or fail to comply with the terms of the indemnity, we may be responsible for such obligations or liabilities.
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
The purchaser of U.S. Pipe has been identified as a “potentially responsible party” (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) in connection with a former manufacturing facility operated by U.S. Pipe that was in the vicinity of a proposed Superfund site located in North Birmingham, Alabama. Under the terms of the acquisition agreement relating to our sale of U.S. Pipe, we agreed to indemnify the purchaser for certain environmental liabilities, including those arising out of the former manufacturing site in North Birmingham. Accordingly, the purchaser tendered the matter to us for indemnification, which we accepted. Ultimate liability for the site will depend on many factors that have not yet been determined, including the determination of EPA’s remediation costs, the number and financial viability of the other PRPs (there are four other PRPs currently) and the determination of the final allocation of the costs among the PRPs. Accordingly, because the amount of such costs cannot be reasonably estimated at this time, no amounts had been accrued for this matter at December 31, 2018.

Walter Energy. We were a member of the Walter Energy, Inc (“Walter Energy”) federal tax consolidated group, through December 14, 2006, at which time the company was spun-off from Walter Energy. Until our spin-off from Walter Energy, we joined in the filing of Walter Energy’s consolidated federal income tax return for each taxable year during which we were a member of the consolidated group. As a result, we are severally liable for the federal income tax liability, if any, of the consolidated group for each of those years. Accordingly, we could be liable in the event any such federal income tax liability is incurred, and not discharged, by any other member of the Walter Energy consolidated group for any period during which we were included in that consolidated group.
In July 2015, Walter Energy filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code in the Northern District of Alabama (“Chapter 11 Case”). In February 2017, the Chapter 11 case was converted to a liquidation proceeding under Chapter 7 of the U.S. Bankruptcy Code, pursuant to which Walter Energy is now in the process of being wound down and liquidated.
The IRS has asserted that Walter Energy owes substantial amounts for prior taxable periods in which we were a member of the Walter Energy tax consolidated group (specifically, 1983-1994, 2000-2002 and 2005). On January 11, 2016, the IRS filed a proof of claim (“IRS Claim”) in the Chapter 11 Case, alleging that Walter Energy owes taxes, interest and penalties for the years 1983-1994, 2000-2002 and 2005 in an aggregate amount of $554.3 million ($229.1 million of which the IRS claims is entitled to priority status in the Chapter 11 Case).  The IRS Claim was based on IRS estimates of Walter Energy’s tax liability for years 1983 through 1994, which Walter Energy disputed.  In the IRS claim, the IRS included an alternative calculation in an aggregate amount of $860.4 million, which it asserted would be appropriate in the event the alleged settlement is determined to be non-binding ($535.3 million of which the IRS claims is entitled to priority status in the Chapter 11 Case). The IRS has indicated its intent to pursue collection of amounts included in the proofs of claim from former members of the Walter Energy tax consolidated group. These liabilities are potentially significant and, if not concluded favorably, could have a material adverse effect on our business, financial condition, liquidity or results of operations.
After extensive work and discussions with the IRS, the Department of Justice, the Walter Energy bankruptcy trustee, and other involved parties and experts, the IRS has provided us with a $37.4 million calculation of the tax liability emanating from the activities of certain businesses of our former parent, Walter Energy (“Walter Tax Liability”; also see Item 3 - Legal Proceedings and Item 1A - Risk Factors in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018 for additional details regarding the issues associated with the Walter Tax Liability). The IRS calculation includes interest amounts calculated through January 31, 2019 and these interest amounts will continue to accrue until the matter is finalized. Accordingly, for the quarter ended December 31, 2018, we recorded a $37.4 million accrual (“Walter Energy Accrual”) related to the Walter Tax Liability. The Walter Energy Accrual consists of approximately $7.4 million in unpaid taxes and $30.0 million of related interest.
While our previous activities and tax positions were not the source of the Walter Tax Liability, since we were a member of the Walter Energy consolidated tax group in certain historic periods, under federal law, each member of a consolidated group for U.S. federal income tax purposes can be severally liable for the federal income tax liability of each other member of the consolidated group for any year in which it was a member of the consolidated tax group. Thus, we are recording the Walter Energy Accrual due to the operation of several liability under federal law. We are continuing to work with the other parties involved in this matter in an effort to negotiate a settlement with respect to the Walter Tax Liability, but there can be no assurance that we will be able to reach a resolution with the parties involved in this matter.
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

Other Matters. We monitor and analyze our warranty experience and costs periodically and may revise our reserves as necessary. Critical factors in our reserve analyses include warranty terms, specific claim situations, general incurred and projected failure rates, the nature of product failures, product and labor costs, and general business conditions.
In 2017 our warranty analyses identified certain Technologies radio products produced prior to 2017 and installed in particularly harsh environments had been failing at higher than expected rates. During the quarter ended March 31, 2017 we conducted additional testing of these products and revised our estimates of warranty expenses. As a result, we recorded an additional warranty expense of $9.8 million in the second quarter of 2017.
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
On January 22, 2019, our board of directors declared a dividend of $0.05 per share on our common stock, payable on or about February 20, 2019 to stockholders of record at the close of business on February 8, 2019.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto that appear elsewhere in this report. This report contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements that address activities, events or developments that we intend, expect, plan, project, believe or anticipate will or may occur in the future are forward-looking statements. Forward-looking statements are based on certain assumptions and assessments made by us in light of our experience and perception of historical trends, current conditions and expected future developments. Actual results and the timing of events may differ materially from those contemplated by the forward-looking statements due to a number of factors, including regional, national or global political, economic, business, competitive, market and regulatory conditions and the other factors described under the section entitled “RISK FACTORS” in Item 1A. of our Annual Report on Form 10-K for the year ended September 30, 2018. Undue reliance should not be placed on any forward-looking statements. The Company does not have any intention or obligation to update forward-looking statements, except as required by law.
Unless the context indicates otherwise, whenever we refer to a particular year, we mean our fiscal year ended or ending September 30 in that particular calendar year. We manage our businesses and report operations through two business segments, Infrastructure and Technologies, based largely on the products sold and the customers served.
Overview
Organization
On October 3, 2005, Walter Energy, Inc (“Walter Energy”) acquired all outstanding shares of capital stock representing the Mueller Co. and Anvil businesses and contributed them to its U.S. Pipe business to form Mueller Water Products, Inc. (“Mueller” or the “Company”). In June 2006, we completed an initial public offering of 28,750,000 shares of Series A common stock and in December 2006, Walter Energy distributed to its shareholders all of its equity interests in Mueller, completing our spin-off. We subsequently sold our U.S. Pipe and Anvil businesses in 2012 and 2017, respectively.
Business
We estimate approximately 60% of our 2018 net sales were for repair and replacement directly related to municipal water infrastructure spending, approximately 30% were related to residential construction activity and less than 10% were related to natural gas utilities.
We expect our two primary end markets, repair and replacement of water infrastructure driven by municipal spending and new water infrastructure installation driven by residential construction to grow in 2019. In January 2019, Blue Chip Economic Indicators forecasted a 1% increase in housing starts for calendar 2019 compared to the prior year.
Infrastructure
Infrastructure announced price increases on valves, hydrants and gas products effective in January and February 2019 for its Canadian and U.S. markets. respectively. We believe that some customers may accelerate orders prior to the effective date of the price increases.
Technologies
The municipal market is the key end market for Technologies. The businesses in Technologies are project-oriented and depend on customer adoption of their technology-based products and services. Mueller Systems is benefiting from its growth strategy focused on the AMI segment of the market.

Results of Operations
Three Months Ended December 31, 2018 Compared to Three Months Ended December 31, 2017

	Three months ended December 31, 2018
	Infrastructure	Technologies	Corporate	Total
	(in millions)
Net sales	$172.0	$20.8	$—	$192.8
Gross profit	$56.8	$3.3	$—	$60.1
Operating expenses:
Selling, general and administrative	25.9	7.0	8.1	41.0
Strategic reorganization and other charges	—	—	3.2	3.2
	25.9	7.0	11.3	44.2
Operating income (loss)	$30.9	$(3.7)	$(11.3)	15.9
Non-operating expenses:
Pension costs other than service				(0.1)
Interest expense, net				5.5
Walter Energy accrual				37.4
Loss before income taxes				(26.9)
Income tax expense				(5.9)
Net loss				$(21.0)

	Three months ended December 31, 2017
	Infrastructure	Technologies	Corporate	Total
	(in millions)
Net sales	$160.1	$18.2	$—	$178.3
Gross profit	$52.5	$2.9	$—	$55.4
Operating expenses:
Selling, general and administrative	24.4	7.5	7.9	39.8
Gain on sale of idle property	—	—	(9.0)	(9.0)
Strategic reorganization and other charges	—	0.1	3.8	3.9
	24.4	7.6	2.7	34.7
Operating income (loss)	$28.1	$(4.7)	$(2.7)	20.7
Pension costs other than service				0.2
Interest expense, net				5.2
Income before income taxes				15.3
Income tax expense				(39.8)
Net income				$55.1
Consolidated Analysis
Net sales for the quarter ended December 31, 2018 increased 8.1% or $14.5 million to $192.8 million from $178.3 million driven primarily by higher volumes at both Infrastructure and Technologies, as well as higher pricing at Infrastructure.
Gross profit for the quarter ended December 31, 2018 increased $4.7 million to $60.1 million from $55.4 million in the prior year period primarily due to increased net sales and improved manufacturing performance, which were partially offset by higher material and freight costs and the effect of tariffs. Material costs increased nearly 5% percent year over year in the quarter. Gross margin was 31.2% for the quarter ended December 31, 2018 compared to 31.1% in the prior year period.
Selling, general and administrative expenses (“SG&A”) for the quarter ended December 31, 2018 increased to $41.0 million from $39.8 million in the prior year period due primarily to higher volume and personnel-related investments, including in engineering and research and development. SG&A as a percentage of net sales declined to 21.3% in the quarter ended December 31, 2018 from 22.3% in the prior year period.

Interest expense, net increased $0.3 million in the quarter ended December 31, 2018 compared to the prior year period. The components of interest expense, net are provided below.

	Three months ended
	December 31,
	2018	2017
	(in millions)
Notes	$6.2	$—
Term Loan	—	4.8
Interest rate swap contracts	—	0.4
Deferred financing costs amortization	0.3	0.5
ABL Agreement	0.1	0.2
Other interest expense	0.3	0.1
	6.9	6.0
Interest income	(1.4)	(0.8)
	$5.5	$5.2
On December 22, 2017, tax legislation was enacted that made significant revisions to federal income tax laws, including lowering the corporate income tax rate to 21% from 35%, overhauling the taxation of income earned outside the United States and eliminating or limiting certain deductions. Since the effective date of the tax rate change was January 1, 2018, we were subject to a blended federal statutory tax rate of 24.5% throughout fiscal 2018 and are subject to a 21% rate in fiscal 2019.
For the quarter ended December 31, 2018, we reported a net income tax benefit of $5.9 million, which was affected by a $7.7 million benefit related to the Walter Energy Accrual as well as a benefit of $0.6 million related to the finalization of the impact of the one-time transition tax. The reconciliation between the U.S. federal statutory income tax rate and the effective tax rate is presented below.

	Three months ended
	December 31,
	2018	2017
U.S. federal statutory income tax rate	21.0%	24.5%
Adjustments to reconcile to the effective tax rate:
State income taxes, net of federal benefit	3.3	4.3
Valuation allowance adjustment related to stock compensation	—	(5.7)
Excess tax benefits related to stock compensation	1.3	(2.8)
Domestic production activities deduction	—	(1.6)
Tax credits	0.4	(0.9)
Global Intangible Low-taxed Income	(0.1)	—
Other	(0.3)	0.5
	25.6%	18.3%
Walter Energy accrual	(5.8)	—
Remeasurement related to tax law changes	2.1	(278.4)
Effective income tax rate	21.9%	(260.1)%
Segment Analysis
Infrastructure
Net sales for the quarter ended December 31, 2018 increased 7.4% to $172.0 million compared to $160.1 million in the prior year period, primarily due to higher shipment volumes and higher pricing.
Gross profit for the quarter ended December 31, 2018 increased to $56.8 million from $52.5 million in the prior year period due to increased net sales and improved manufacturing performance, partially offset by higher material and freight costs and the effect of tariffs. Gross margin improved to 33.0% for the quarter ended December 31, 2018 compared to 32.8% in the prior year period.

SG&A for the quarter ended December 31, 2018 increased to $25.9 million from $24.4 million in the prior year period. This increase was primarily due to higher volume-related personnel expenses. SG&A was 15.1% and 15.2% of net sales for the quarters ended December 31, 2018 and 2017, respectively.
Technologies
Net sales in the quarter ended December 31, 2018 increased to $20.8 million from $18.2 million in the prior year period primarily driven by higher volumes at Mueller Systems.
Gross profit in the quarter ended December 31, 2018 increased to $3.3 million compared to $2.9 million in the prior year period as a result of increased net sales. Gross margin was 15.9% in both the quarter ended December 31, 2018 and in the prior year period.
SG&A decreased to $7.0 million in the quarter ended December 31, 2018 compared to $7.5 million in the prior year period due to reduced marketing and personnel-related expenses. SG&A decreased to 33.7% of net sales for the quarter ended December 31, 2018 from 41.2% of net sales in the prior year period.
Overall our operating performance at Technologies improved $1.0 million in the quarter ended December 31, 2018.
Corporate
SG&A was $8.1 million in the quarter ended December 31, 2018 compared to $7.9 million in the prior year period.
Liquidity and Capital Resources
We had cash and cash equivalents of $198.8 million at December 31, 2018 and $93.8 million of additional borrowing capacity under our ABL Agreement based on December 31, 2018 data, which, along with cash generated by operations, would be our source of incremental liquidity. Undistributed earnings from our subsidiaries in Canada and China are considered to be permanently invested outside the United States. At December 31, 2018, cash and cash equivalents included $11.6 million and $6.7 million in Canada and China, respectively.
We expect the recently enacted tax law changes to benefit our liquidity through reduction in overall income tax liability and through provisions allowing immediate deductibility for capital assets placed in service in the next five years. This benefit will be partially offset by payment of the transition tax discussed above. However, we will pay the transition tax over eight years, and we do not expect any payments to have a material liquidity impact in any particular year.
We did not repurchase shares of our common stock during the quarter ended December 31, 2018, and have $160 million remaining on our share repurchase authorization.
The ABL Agreement and Notes contain customary representations and warranties, covenants and provisions governing an event of default.  The covenants restrict our ability to engage in certain specified activities, including but not limited to the payment of dividends and the redemption of our common stock.
Cash flows from operating activities are categorized below.

	Three months ended
	December 31,
	2018	2017
	(in millions)
Collections from customers	$242.3	$216.1
Disbursements, other than interest and income taxes	(220.4)	(211.3)
Interest payments, net	(11.7)	(4.4)
Income tax refunds (payments), net	(0.3)	0.1
Cash provided by (used in) operating activities	$9.9	$0.5
Collections from customers were higher during the three months ended December 31, 2018 compared to the prior year period primarily due to the timing of cash receipts and net sales growth.
Increased disbursements, other than interest and income taxes, during the three months ended December 31, 2018 reflect increased purchasing activity and differences in the timing of expenditures.

Capital expenditures were $15.9 million in the three months ended December 31, 2018 compared to $6.4 million in the prior year period. We estimate 2019 capital expenditures will be between $58 million and $62 million, although we are also evaluating possibilities for additional capital expenditures in 2019.
We anticipate that our existing cash, cash equivalents and borrowing capacity combined with our expected operating cash flows will be sufficient to meet our anticipated operating expenses, income tax payments, capital expenditures and debt service obligations as they become due through December 31, 2019. However, our ability to make these payments will depend partly upon our future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control.
ABL Agreement
At December 31, 2018, the ABL Agreement consisted of a revolving credit facility for up to $175 million of revolving credit borrowings, swing line loans and letters of credit. The ABL Agreement permits us to increase the size of the credit facility by an additional $150 million in certain circumstances subject to adequate borrowing base availability. We may borrow up to $25 million through swing line loans and may have up to $60 million of letters of credit outstanding.
Borrowings under the ABL Agreement bear interest at a floating rate equal to LIBOR, plus a margin ranging from 125 to 150 basis points, or a base rate, as defined in the ABL Agreement, plus a margin ranging from 25 to 50 basis points. At December 31, 2018, the applicable LIBOR-based margin was 125 basis points.
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
5.5% Senior Unsecured Notes
On June 12, 2018, we privately issued $450.0 million of Senior Unsecured Notes (“Notes”), which mature in June 2026 and bear interest at 5.5%, paid semi-annually. Substantially, all of our U.S. subsidiaries guarantee the Notes, which are subordinate to borrowings under the ABL. Based on quoted market prices, the outstanding Notes had a fair value of $436.5 million at December 31, 2018.
An indenture securing the Notes (“Indenture”) contains customary covenants and events of default, including covenants that limit our ability to incur debt, pay dividends and make investments. We believe we were compliant with these covenants at December 31, 2018 and expect to remain in compliance through December 31, 2019.
We may redeem some or all of the Notes at any time or from time to time prior to June 15, 2021 at certain “make-whole” redemption prices (as set forth in the Indenture) and on or after June 15, 2021 at specified redemption prices (as set forth in the Indenture). Additionally, we may redeem up to 40% of the aggregate principal amount of the Notes at any time or from time to time prior to June 15, 2021 with the net proceeds of specified equity offerings at specified redemption prices (as set forth in the Indenture). Upon a change in control (as defined in the Indenture), we will be required to offer to purchase the Notes at a price equal to 101% of the outstanding principal amount of the Notes.

Our corporate credit rating and the credit rating for our debt are presented below.

	Moody’s		Standard & Poor’s
	December 31,	September 30,	December 31,	September 30,
	2018	2018	2018	2018
Corporate credit rating	Ba2	Ba2	BB	BB
ABL Agreement	Not rated	Not rated	Not rated	Not rated
Notes	Ba3	Ba3	BB	BB
Outlook	Stable	Stable	Stable	Stable
Off-Balance Sheet Arrangements
We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose” entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, at December 31, 2018 we did not have any undisclosed borrowings, debt, derivative contracts or synthetic leases. Therefore, we were not exposed to any financing, liquidity, market or credit risk that could have arisen had we engaged in such relationships.
We use letters of credit and surety bonds in the ordinary course of business to ensure the performance of contractual obligations. At December 31, 2018, we had $15.9 million of letters of credit and $30.0 million of surety bonds outstanding.
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
During the quarter ended December 31, 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
During the quarter ended December 31, 2018, shares were surrendered to us to pay the tax withholding obligations of participants in connection with the lapsing of restrictions on restricted stock units, as follows.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs
October 1-31, 2018	—	$—	n/a	n/a
November 1-30, 2018	30,731	10.48	n/a	n/a
December 1-31, 2018	92,168	10.53	n/a	n/a
Total	122,899	$10.52	n/a	n/a
We did not repurchase shares of our common stock during the quarter ended December 31, 2018 under our share repurchase authorization, and we have $160 million remaining under this authorization.

Item 6.	EXHIBITS

Exhibit No.	Document
2.1*	Purchase Agreement by and among Eliezer Krausz Industrial Development LTD., Danny Krausz, MWP Israel LTD and Mueller Water Products, Inc.dated November 2, 2018.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended December 31, 2018, formatted in XBRL (Extensible Business Reporting Language), (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Other Comprehensive Loss, (iv) the Condensed Consolidated Statements of Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements.

*     Filed with this quarterly report
**     Management compensatory plan, contract, or arrangement
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MUELLER WATER PRODUCTS, INC.
Date:	February 6, 2019	By:	/s/ Michael S. Nancarrow
Michael S. Nancarrow
Chief Accounting Officer