Form 10-Q
period 2019-03-31
Mueller Water Products, Inc.
filed 2019-05-07
CIK 1350593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
☐                       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
There were 158,362,740 shares of common stock of the registrant outstanding at April 30, 2019, which trade under the ticker symbol MWA on the New York Stock Exchange.

PART I

Item 1.	FINANCIAL STATEMENTS
MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	September 30,
	2019	2018
	(in millions, except share amounts)
Assets:
Cash and cash equivalents	$134.3	$347.1
Receivables, net	167.3	164.3
Inventories	205.9	156.6
Other current assets	27.6	17.5
Total current assets	535.1	685.5
Property, plant and equipment, net	176.0	150.9
Goodwill	84.5	12.1
Intangible assets	450.3	408.1
Other noncurrent assets	34.3	35.3
Total assets	$1,280.2	$1,291.9

Liabilities and equity:
Current portion of long-term debt	$0.8	$0.7
Accounts payable	69.1	90.0
Other current liabilities	104.4	76.4
Total current liabilities	174.3	167.1
Long-term debt	444.9	444.3
Deferred income taxes	84.3	79.2
Other noncurrent liabilities	27.9	36.5
Total liabilities	731.4	727.1

Commitments and contingencies (Note 12)

Common stock: 600,000,000 shares authorized; 158,249,164 and 157,332,121 shares outstanding at March 31, 2019 and September 30, 2018, respectively	1.6	1.6
Additional paid-in capital	1,433.2	1,444.5
Accumulated deficit	(860.1)	(850.0)
Accumulated other comprehensive loss	(27.8)	(32.8)
Total Company stockholders’ equity	546.9	563.3
Noncontrolling interest	1.9	1.5
Total equity	548.8	564.8
Total liabilities and equity	$1,280.2	$1,291.9

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended		Six months ended
	March 31,		March 31,
	2019	2018	2019	2018
	(in millions, except per share amounts)
Net sales	$234.0	$233.2	$426.8	$411.5
Cost of sales	159.2	158.7	291.9	281.6
Gross profit	74.8	74.5	134.9	129.9
Operating expenses:
Selling, general and administrative	45.7	42.7	86.7	82.5
Gain on sale of idle property	—	—	—	(9.0)
Strategic reorganization and other charges	6.9	1.9	10.1	5.8
Total operating expenses	52.6	44.6	96.8	79.3
Operating income	22.2	29.9	38.1	50.6
Other expenses (income):
Pension costs other than service	1.0	0.3	0.9	0.5
Interest expense, net	5.9	5.2	11.4	10.4
Walter Energy Accrual	0.5	—	37.9	—
Total other expenses	7.4	5.5	50.2	10.9
Income (loss) before income taxes	14.8	24.4	(12.1)	39.7
Income tax expense (benefit)	3.9	14.2	(2.0)	(25.6)
Net income (loss)	$10.9	$10.2	$(10.1)	$65.3

Net income (loss) per share:
Basic	$0.07	$0.06	$(0.06)	$0.41
Diluted	$0.07	$0.06	$(0.06)	$0.41

Weighted average shares outstanding:
Basic	158.2	158.3	157.9	158.4
Diluted	159.2	159.4	157.9	159.6

Dividends declared per share	$0.05	$0.05	$0.10	$0.09

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended		Six months ended
	March 31,		March 31,
	2019	2018	2019	2018
	(in millions)
Net income (loss)	$10.9	$10.2	$(10.1)	$65.3
Other comprehensive income (loss):
Pension	2.2	0.8	2.7	1.6
Income tax effects	(0.7)	(0.2)	(0.8)	(0.5)
Foreign currency translation	4.3	(0.4)	3.1	(0.3)
Derivative fair value change	—	2.4	—	4.0
Income tax effects	—	(0.8)	—	(1.4)
	5.8	1.8	5.0	3.4
Comprehensive income (loss)	$16.7	$12.0	$(5.1)	$68.7

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	Three months ended		Six months ended
	March 31,		March 31,
	2019	2018	2019	2018
	(in millions)
Common stock
Balance, beginning of period	$1.6	$1.6	$1.6	$1.6
Change in common stock at par value	—	—	—	—
Balance, end of period	1.6	1.6	1.6	1.6

Additional paid-in-capital
Balance, beginning of period	1,440.2	1,482.4	1,444.5	1,494.2
Dividends declared	(7.9)	(8.0)	(15.8)	(14.3)
Stock repurchased under buyback program	—	(10.0)	—	(20.0)
Shares retained for employee taxes	(0.2)	(0.3)	(1.4)	(2.1)
Stock-based compensation	0.6	1.5	2.3	3.5
Stock issued under stock compensation plan	0.5	2.1	3.6	6.4
Balance, end of period	1,433.2	1,467.7	1,433.2	1,467.7

Accumulated deficit
Balance, beginning of period	(871.0)	(900.5)	(850.0)	(955.6)
Net income (loss)	10.9	10.2	(10.1)	65.3
Balance, end of period	(860.1)	(890.3)	(860.1)	(890.3)

Accumulated other comprehensive income (loss)
Balance, beginning of period	(33.6)	(50.2)	(32.8)	(51.8)
Other comprehensive income (loss)	5.8	1.8	5.0	3.4
Balance, end of period	(27.8)	(48.4)	(27.8)	(48.4)

Non-controlling interest
Balance, beginning of period	1.7	1.0	1.5	1.1
Net income (loss)	0.2	0.2	0.4	0.1
Balance, end of period	1.9	1.2	1.9	1.2

Total stockholders' equity	$548.8	$531.8	$548.8	$531.8

Cash dividends declared per common share	$0.05	$0.05	$0.10	$0.09

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended
	March 31,
	2019	2018
	(in millions)
Operating activities:
Net income (loss)	$(10.1)	$65.3
Adjustments to reconcile income to net cash provided by (used in) operating activities:
Depreciation	12.6	10.1
Amortization	12.9	11.4
Stock-based compensation	2.3	3.5
Retirement plans	3.2	1.5
Deferred income taxes	(3.8)	(38.6)
Gain on sale of idle property	—	(9.0)
Other, net	1.7	2.1
Changes in assets and liabilities:
Receivables	3.7	(6.8)
Inventories	(32.2)	(17.5)
Other assets	(10.1)	(2.0)
Walter Energy Accrual	37.9	—
Other liabilities	(47.2)	(18.4)
Net cash provided by (used in) operating activities	(29.1)	1.6
Investing activities:
Acquisition, net of cash received	(127.5)	—
Capital expenditures	(30.5)	(14.4)
Proceeds from sales of assets	—	7.4
Net cash used in investing activities	(158.0)	(7.0)
Financing activities:
Dividends	(15.8)	(14.3)
Repayment of Krausz debt	(13.2)	—
Employee taxes related to stock-based compensation	(1.4)	(2.1)
Repayment of debt	—	(2.4)
Common stock issued	3.6	6.4
Stock repurchased under buyback program	—	(20.0)
Other	0.1	(0.1)
Net cash used in financing activities	(26.7)	(32.5)
Effect of currency exchange rate changes on cash	1.0	0.1
Net change in cash and cash equivalents	(212.8)	(37.8)
Cash and cash equivalents at beginning of period	347.1	361.7
Cash and cash equivalents at end of period	$134.3	$323.9

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2019

Note 1.	Organization
Mueller Water Products, Inc., a Delaware corporation, together with its consolidated subsidiaries, operates in two business segments: Infrastructure and Technologies. Infrastructure manufactures valves for water and gas systems, including butterfly, iron gate, tapping, check, knife, plug and ball valves, as well as dry-barrel and wet-barrel fire hydrants and a broad line of pipe connection and repair products, such as clamps and couplings used to repair leaks. Technologies offers metering systems, leak detection, pipe condition assessment and other related products and services. The “Company,” “we,” “us” or “our” refer to Mueller Water Products, Inc. and its subsidiaries. With regard to the Company’s segments, “we,” “us” or “our” may also refer to the segment being discussed.
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
On December 3, 2018, we completed our acquisition of Krausz Development Ltd. and subsidiaries (“Krausz”). We include the financial statements of Krausz in our consolidated financial statements on a one-month lag. Beginning in the quarter ended March 31, 2019, our statements of operations and of cash flows included the results of Krausz’s operations. Refer to Note 2 for additional disclosures related to the acquisition.
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
During 2016, FASB issued Accounting Standards Update 2016-02 Leases, which will require us to recognize lease assets and lease liabilities for those leases currently referred to as operating leases. We will adopt this guidance using the modified retrospective transition method beginning in the first quarter of fiscal 2020. While we are still evaluating the impact this standard will have on our consolidated financial statements and related disclosures, we have completed our initial scoping reviews and have made progress in our assessment phase as we continue to identify necessary changes to our business processes. We also have made progress in developing the policy elections we will make upon adoption and we are using new software to meet the reporting requirements of this standard. We do not believe the impact of this standard will be material to our consolidated financial statements as a whole.
On February 15, 2019, we experienced a mass shooting event at our Henry Pratt facility in Aurora, Illinois. The event resulted in the death of five employees and injuries to one employee and six law enforcement officials. For the quarter ended March 31, 2019, we have incurred $4.3 million in expenses related to this event, which are included in strategic reorganization and other charges.

In 2017, we announced a strategic reorganization plan designed to accelerate our product innovation and revenue growth, through the adoption of a matrix management structure, where business teams have line and cross-functional responsibility for managing distinct product portfolios, and engineering, operations, sales and marketing and other functions are centralized to better align with business needs and generate greater efficiencies, which was essentially completed in 2018. In October 2018, we announced the move of our Middleborough, Massachusetts facility to Atlanta to consolidate our resources and accelerate product innovation through creation of a research and development center of excellence for software and electronics. Costs and expenses in the six months ended March 31, 2019 and 2018 for these plans, included in strategic reorganization and other charges, were primarily personnel-related.
Activity in accrued restructuring, reported as part of other current liabilities, is presented below.

	Six months ended
	March 31,
	2019	2018
	(in millions)
Beginning balance	$0.9	$3.3
Expense accrued	3.4	3.6
Payments	(2.6)	(3.9)
Ending balance	$1.7	$3.0

Note 2.	Acquisitions and Divestitures
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
Acquisition of Krausz
On December 3, 2018, we completed our acquisition of Krausz, a manufacturer of pipe couplings, grips and clamps with operations in the United States and Israel, for $140.7 million, net of cash acquired, including the assumption and simultaneous repayment of certain debt of $13.2 million. The purchase agreement provides for customary final adjustments, including a net working capital adjustment, which we expect to occur in 2019. Annual sales for Krausz in calendar 2017 were approximately $43.0 million.
The acquisition of Krausz was financed with cash on hand. The results of Krausz, including net sales of $10.5 million, are included within our Infrastructure segment in the quarter ended March 31, 2019.
We have recognized the assets acquired and liabilities assumed at their estimated acquisition date fair values, with the excess of the purchase price over the estimated fair values of the identifiable net assets acquired recorded as goodwill. The accounting for the business combination is based on currently available information and is considered preliminary. We have retained a third party valuation specialist to assist in our estimate of the fair value of acquired intangible assets and we have not yet completed that estimate. We recorded intangible assets of $53 million based on a preliminary valuation. In addition, we are gathering information about income taxes and deferred income tax assets and liabilities, accounts receivables, inventories, property, plant, and equipment, other current assets and current liabilities based on facts that existed as of the date of the acquisition. The final accounting for the business combination may differ materially from that presented in these unaudited condensed consolidated financial statements.

The following is a summary of the preliminary estimated fair values of the net assets acquired (in millions):

Assets, net of cash:
Receivables	$6.9
Inventories	17.0
Other current assets	0.2
Property, plant and equipment	8.4
Intangible assets	53.0
Goodwill	71.0
Liabilities(1):
Accounts payable	(5.5)
Other current liabilities	(2.9)
Deferred income taxes	(7.4)
Consideration paid	$140.7

(1) Excludes certain debt assumed and immediately repaid of $13.2 million.

The preliminary estimated goodwill above is attributable to the strategic opportunities and synergies that we expect to arise from the acquisition of Krausz and the workforce of the acquired businesses. The goodwill is nondeductible for income tax purposes. The intangible assets of $53.0 million consists of an estimated $42.0 million of finite-lived patents, customer relationship intangibles, and favorable leasehold interests, with an estimated weighted average useful life of approximately 12 years, and indefinite-lived tradename intangibles with an estimated value of $11.0 million.
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
Disaggregation of Revenue
We disaggregate our revenue from contracts with customers by reporting unit, which are the same as our reportable segments (Note 10), and further by geographical region as we believe this best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. Geographical region represents the location of the customer.
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
Advance payments and billings in excess of revenue are recognized and recorded as deferred revenue, the majority of which is classified as current based on the timing when we expect to recognize revenue. We include current deferred revenue as part of our accrued expenses. Deferred revenues represent contract liabilities and are recorded when customers remit contractual cash payments in advance of us satisfying performance obligations under contractual arrangements. Contract liabilities are reversed when the performance obligation is satisfied and revenue is recognized .

The table below represents the balances of our customer receivables and deferred revenues.

	March 31,	September 30,
	2019	2018
	(in millions)
Billed receivables	$164.6	$165.3
Unbilled receivables	5.5	2.4
Total customer receivables	$170.1	$167.7

Deferred revenue	$4.0	$3.3

Performance Obligations
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. Our performance obligations are satisfied at a point in time as related to sales of equipment or over time as related to our software hosting and leak detection monitoring services. Performance obligations are supported by customer contracts, which provide frameworks for the nature of the distinct products or services. We allocate the transaction price of each contract to the performance obligations on the basis of standalone selling price and recognize revenue when, or as, control of the performance obligation transfers to the customers.
We have elected to use the practical expedient to not adjust the transaction price for a contract for the effects of a significant financing component if, at the inception of the contract, we expect that the period between when we transfer a product or service to a customer and when a customer remits payment will be one year or less.
Revenue from products and services transferred to customers at a point in time represented 99% of our revenue in the first six months of fiscal year 2019. The revenue recognized at a point in time related to the sale of our products and was recognized when the obligations of the terms of our contract were satisfied, which generally occurs upon shipment, when control of the product transfers to the customer.
Revenue from products and services transferred to customers over time represented 1% of our revenue in the first six months of fiscal year 2019.
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
Costs to Obtain or Fulfill a Contract
We incur certain incremental costs to obtain a contract, which primarily relate to incremental sales commissions. Our commissions are paid based on shipment rather than on order and we reserve the right to claw back any commissions in case of product returns or lost collections. As the expected benefit associated with these incremental costs is one year or less based on the nature of the product sold and benefits received, we have applied a practical expedient and therefore will not capitalize the related costs and will continue to expense them as incurred, consistent with our previous accounting treatment.
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

The Act also imposed a one-time transition tax on the undistributed, non-previously taxed, post-1986 foreign “earnings and profits” (as defined by the IRS) of certain U.S.-owned corporations. Determination of our transition tax liability required us to calculate foreign earnings and profits going back to 1992 and then to assess our historical overall foreign loss position and the applicability of certain foreign tax credits. For the quarter ended March 31, 2018, we recorded a provisional transaction tax of $7.5 million for the one-time deemed repatriation tax on accumulated foreign earnings of our foreign subsidiaries. Upon further analyses of the Act and Notices and regulations issued and proposed by the U.S. Department of the Treasury and the IRS, for the quarter ended December 31, 2018 we finalized our calculations of the transition tax liability, which reduced our initial provision by $0.6 million, and is included as a component of income tax expense in the quarter. As of March 31, 2019, the remaining balance of our transition obligation is $6.4 million, which will be paid over the next seven years, as provided in the Act.
The reconciliation between the U.S. federal statutory income tax rate and the effective tax rate is presented below.

	Three months ended		Six months ended
	March 31,		March 31,
	2019	2018	2019	2018
U.S. federal statutory income tax rate	21.0%	24.5%	21.0%	24.5%
Adjustments to reconcile to the effective tax rate:
State income taxes, net of federal benefit	4.5	4.4	1.8	4.4
Excess tax expense (benefits) related to stock compensation	0.3	(1.1)	2.5	(1.7)
Domestic production activities deduction	—	(1.6)	—	(1.6)
Tax credits	(1.3)	(0.9)	2.6	(0.9)
Global Intangible Low-taxed Income	0.5	—	(1.1)	—
Other	1.4	2.2	(1.9)	(0.8)
	26.4%	27.5%	24.9%	23.9%
Walter Energy Accrual	—	—	(12.9)	—
Transition tax	—	30.7	4.7	18.9
Remeasurement of deferred tax items	—	—	—	(107.3)
Effective income tax rate	26.4%	58.2%	16.8%	(64.5)%

At March 31, 2019 and September 30, 2018, the gross liabilities for unrecognized income tax benefits were $3.5 million and $3.3 million, respectively.

Note 5.	Borrowing Arrangements
The components of our long-term debt are presented below.

	March 31,	September 30,
	2019	2018
	(in millions)
5.5% Senior Notes	$450.0	$450.0
ABL Agreement	—	—
Other	1.9	1.6
	451.9	451.6
Less deferred financing costs	6.2	6.6
Less current portion	0.8	0.7
Long-term debt	$444.9	$444.3

5.5% Senior Unsecured Notes. On June 12, 2018, we privately issued $450.0 million of 5.5% Senior Unsecured Notes (“Notes”), which mature in 2026 and bear interest at 5.5%. We capitalized $6.6 million of financing costs, which are being amortized over the term of the Notes using the effective interest method. Proceeds from the Notes along with other cash, were used to repay our Term Loan. Substantially all of our U.S. Subsidiaries guarantee the Notes, which are subordinate to borrowings under the ABL. Based on quoted market prices, the outstanding Notes had a fair value of $457.9 million at March 31, 2019.

ABL Agreement. At March 31, 2019, our asset based lending agreement (“ABL Agreement”) consisted of a revolving credit facility for up to $175 million of revolving credit borrowings, swing line loans and letters of credit. The ABL Agreement permits us to increase the size of the credit facility by an additional $150 million in certain circumstances subject to adequate borrowing base availability. We may borrow up to $25 million through swing line loans and we are permitted to issue up to $60 million of letters of credit.
Borrowings under the ABL Agreement bear interest at a floating rate equal to LIBOR, plus a margin ranging from 125 to 150 basis points, or a base rate, as defined in the ABL Agreement, plus a margin ranging from 25 to 50 basis points. At March 31, 2019, the applicable rate was LIBOR plus 125 basis points.
The ABL Agreement terminates on July 13, 2021. We pay a commitment fee for any unused borrowing capacity under the ABL Agreement of 25 basis points per annum. Our obligations under the ABL Agreement are secured by a first-priority perfected lien on all of our U.S. receivables and inventories, certain cash and other supporting obligations. Borrowings are not subject to any financial maintenance covenants unless excess availability is less than the greater of $17.5 million and 10% of the Loan Cap as defined in the ABL Agreement. Excess availability based on March 31, 2019 data, as reduced by outstanding letters of credit and accrued fees and expenses of $16.3 million, was $142.8 million.

Note 6.	Derivative Financial Instruments
In connection with the acquisition of Singer Valve in 2017, we loaned funds to one of our Canadian subsidiaries. Although this intercompany loan has no direct effect on our consolidated financial statements, it creates exposure to currency risk for the Canadian subsidiary. To reduce this exposure, we entered into a U.S. dollar-Canadian dollar swap contract with the Canadian subsidiary and an offsetting Canadian dollar-U.S. dollar swap with a domestic bank. We have not designated these swaps as hedges and the changes in their fair values are included in earnings, where they offset the currency gains and losses associated with the intercompany loan. The values of our currency swap contracts were liabilities of $0.4 million and $0.9 million as of March 31, 2019 and September 30, 2018, respectively, and are included in other noncurrent liabilities in our Consolidated Balance Sheets.

Note 7.	Retirement Plans
The components of net periodic benefit cost for our pension plans are presented below.

	Three months ended		Six months ended
	March 31,		March 31,
	2019	2018	2019	2018
	(in millions)
Service cost	$0.4	$0.4	$0.8	$0.9
Pension costs (benefits) other than service:
Interest cost	3.5	3.6	7.0	7.2
Expected return on plan assets	(4.0)	(4.1)	(8.1)	(8.3)
Amortization of actuarial net loss	0.5	0.8	1.0	1.6
Curtailment/special settlement loss (gain)	1.0	—	1.0	—
Pension costs (benefits) other than service	1.0	0.3	0.9	0.5
Net periodic benefit cost	$1.4	$0.7	$1.7	$1.4

The amortization of actuarial losses, net of tax, is recorded as a component of other comprehensive loss.
During the quarter ended March 31, 2019, we settled our obligations to our Canadian pension plan participants through a combination of lump-sum payments and purchases of annuities. We made a contribution to the plans of $1.0 million, which is included in pension costs other than service, to fund these settlements.
Also during the quarter ended March 31, 2019, we recorded an estimated settlement liability for exiting a multi-employer pension plan at one of our manufacturing locations, which resulted in an expense of $1.1 million that we included in strategic reorganization and other charges.

Note 8.	Stock-based Compensation Plans
We have granted various forms of stock-based compensation, including stock options, restricted stock units and performance-based restricted stock units (“PRSUs”) under our Amended and Restated 2006 Mueller Water Products, Inc. Stock Incentive Plan (the “2006 Stock Plan”).
A PRSU award represents a target number of units that may be paid out at the end of a multi-year award cycle consisting of a series of annual performance periods coinciding with our fiscal years. After we establish the financial performance targets related to PRSUs for a given performance period, typically during the first quarter of that fiscal year, we consider that portion of a PRSU award to be granted. Thus, each award consists of a grant in the year of award and grants in the designated following years. Settlements, in our common shares, will range from zero to two times the number of PRSUs granted, depending on our financial performance against the targets.
We awarded 332,875 stock-settled PRSUs in the six months ended March 31, 2019, which are scheduled to settle in 3 years.
We issued 181,065 shares and 146,061 shares of common stock during the six months ended March 31, 2019 and 2018, respectively, to settle PRSUs.
In addition to the PRSU activity, 115,298 and 259,107 restricted stock units vested during the three and six months ended March 31, 2019, respectively.
We have granted cash-settled Phantom Plan instruments under the Mueller Water Products, Inc. Phantom Plan (“Phantom Plan”). At March 31, 2019, the outstanding Phantom Plan instruments had a fair value of $10.04 per instrument and our liability for Phantom Plan instruments was $1.0 million.
We granted stock-based compensation awards under the 2006 Stock Plan, the Mueller Water Products, Inc. 2006 Employee Stock Purchase Plan and the Phantom Plan during the six months ended March 31, 2019 as follows.

	Number granted	Weighted average grant date fair value per instrument	Total grant date fair value (in millions)
Quarter ended December 31, 2018:
Restricted stock units	147,409	$10.53	$1.6
Employee stock purchase plan instruments	45,464	2.30	0.1
Phantom Plan awards	168,380	10.53	1.8
PRSUs: 2019 award	110,595	10.53	1.2
2018 award	49,236	10.53	0.5
2017 award	31,229	10.53	0.3

Quarter ended March 31, 2019:
Restricted stock units	76,919	9.35	0.7
Employee stock purchase plan instruments	43,139	2.50	0.1
			$6.3

Operating income included stock-based compensation expense of $1.0 million and $1.6 million during the three months ended March 31, 2019 and 2018, respectively, and $2.7 million and $4.0 million during the six months ended March 31, 2019 and 2018, respectively. At March 31, 2019, there was approximately $8.5 million of unrecognized compensation expense related to stock-based compensation arrangements, and there were 279,024 PRSUs that have been awarded for the 2020 and 2021 performance periods, for which performance goals have not been set.
We excluded 202,245 and 289,860 of stock-based compensation instruments from the calculations of diluted earnings per share for the quarters ended March 31, 2019 and 2018, respectively, and 1,077,983 and 278,697 for the six months ended March 31, 2019 and 2018, respectively, since their inclusion would have been antidilutive.

Note 9.	Supplemental Balance Sheet Information
Selected supplemental balance sheet information is presented below.

	March 31,	September 30,
	2019	2018
	(in millions)
Inventories:
Purchased components and raw material	$97.7	$81.6
Work in process	46.7	37.8
Finished goods	61.5	37.2
	$205.9	$156.6

Other current assets:
Maintenance and repair tooling	$3.9	$3.5
Income taxes	8.7	1.6
Other	15.0	12.4
	$27.6	$17.5

Property, plant and equipment:
Land	$5.4	$5.4
Buildings	59.4	55.9
Machinery and equipment	330.8	311.4
Construction in progress	41.1	22.2
	436.7	394.9
Accumulated depreciation	(260.7)	(244.0)
	$176.0	$150.9
Other current liabilities:
Compensation and benefits	$23.3	$31.7
Customer rebates	4.5	9.7
Taxes other than income taxes	4.1	3.3
Warranty	7.9	6.0
Income taxes	0.8	7.6
Environmental	1.2	1.2
Interest	7.9	8.0
Restructuring	1.7	0.9
Walter Energy Accrual	37.9	—
Other	15.1	8.0
	$104.4	$76.4

Note 10.	Segment Information
Summarized financial information for our segments is presented below.

	Three months ended		Six months ended
	March 31,		March 31,
	2019	2018	2019	2018
	(in millions)
Net sales, excluding intercompany:
Infrastructure	$214.1	$211.1	$386.1	$371.2
Technologies	19.9	22.1	40.7	40.3
	$234.0	$233.2	$426.8	$411.5
Operating income (loss):
Infrastructure	$40.1	$44.9	$71.0	$73.0
Technologies	(3.6)	(3.9)	(7.3)	(8.6)
Corporate	(14.3)	(11.1)	(25.6)	(13.8)
	$22.2	$29.9	$38.1	$50.6
Depreciation and amortization:
Infrastructure	$11.4	$9.4	$21.5	$18.5
Technologies	1.9	1.5	3.9	2.9
Corporate	0.1	—	0.1	0.1
	$13.4	$10.9	$25.5	$21.5
Strategic reorganization and other charges:
Infrastructure	$1.1	$0.1	$1.1	$0.1
Technologies	—	—	—	0.1
Corporate	5.8	1.8	9.0	5.6
	$6.9	$1.9	$10.1	$5.8
Capital expenditures:
Infrastructure	$13.0	$4.8	$27.8	$11.1
Technologies	1.6	1.5	2.7	3.0
Corporate	—	0.1	—	0.3
	$14.6	$6.4	$30.5	$14.4
Infrastructure disaggregated net revenues:
Central	$55.0	$54.2	$95.3	93.8
Northeast	44.9	28.9	82.8	66.8
Southeast	41.2	53.7	75.9	82.6
West	50.6	54.3	95.3	94.1
United States	191.7	191.1	349.3	337.3
Canada	15.2	16.9	25.1	27.5
Other international locations	7.2	3.1	11.7	6.4
	$214.1	$211.1	$386.1	$371.2
Technologies disaggregated net revenues:
Central	7.4	4.1	13.9	7.6
Northeast	3.4	5.4	6.8	9.4
Southeast	7.0	8.1	13.8	15.6
West	$1.5	$3.4	$4.2	$5.3
United States	19.3	21.0	38.7	37.9
Canada	0.1	0.4	0.3	0.5
Other international locations	0.5	0.7	1.7	1.9
	$19.9	$22.1	$40.7	$40.3

Note 11.	Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss is presented below.

	Pension, net of tax	Foreign currency translation	Total
	(in millions)
Balance at September 30, 2018	$(26.5)	$(6.3)	$(32.8)
Current period other comprehensive income (loss)	1.9	3.1	$5.0
Balance at March 31, 2019	$(24.6)	$(3.2)	$(27.8)

Note 12.	Commitments and Contingencies
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
The purchaser of U.S. Pipe has been identified as a “potentially responsible party” (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act in connection with a former manufacturing facility operated by U.S. Pipe that was in the vicinity of a proposed Superfund site located in North Birmingham, Alabama. Under the terms of the acquisition agreement relating to our sale of U.S. Pipe, we agreed to indemnify the purchaser for certain environmental liabilities, including those arising out of the former manufacturing site in North Birmingham. Accordingly, the purchaser tendered the matter to us for indemnification, which we accepted. Ultimate liability for the site will depend on many factors that have not yet been determined, including the determination of EPA’s remediation costs, the number and financial viability of the other PRPs (there are four other PRPs currently) and the determination of the final allocation of the costs among the PRPs. Accordingly, because the amount of such costs cannot be reasonably estimated at this time, no amounts had been accrued for this matter at March 31, 2019.

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
After extensive work and discussions with the IRS, the Department of Justice, the Walter Energy bankruptcy trustee, and other involved parties and experts, the IRS has provided us with a $37.4 million calculation of the tax liability emanating from the activities of certain businesses of our former parent, Walter Energy (“Walter Tax Liability”; also see Item 3 - Legal Proceedings and Item 1A - Risk Factors in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018 for additional details regarding the issues associated with the Walter Tax Liability). The IRS calculation includes interest amounts calculated through January 31, 2019 and these interest amounts will continue to accrue until the matter is finalized. Accordingly, for the quarter ended December 31, 2018, we recorded a $37.4 million accrual (“Walter Energy Accrual”) related to the Walter Tax Liability. During the quarter ended March 31, 2019, we recorded an additional accrual of $0.5 million for subsequent accrued interest. At March 31, 2019 the Walter Energy Accrual consisted of approximately $7 million in unpaid taxes and approximately $31 million of related interest.
While our previous activities and tax positions were not the source of the Walter Tax Liability, since we were a member of the Walter Energy consolidated tax group in certain historic periods, under federal law, each member of a consolidated group for U.S. federal income tax purposes can be severally liable for the federal income tax liability of each other member of the consolidated group for any year in which it was a member of the consolidated tax group. Thus, we are recording the Walter Energy Accrual due to the operation of several liability under federal law. We are continuing to work with other parties involved in this matter in an effort to negotiate a settlement with respect to the Walter Tax Liability, but there can be no assurance that we will be able to reach a resolution with the parties involved in this matter. Relatedly, we filed a proof of claim in the Ditech Financial LLC (“Ditech”) bankruptcy proceeding in the United States Bankruptcy Court for the Southern District of New York seeking contribution from Ditech for the Walter Tax Liability. We have no ability to predict the outcome of such proceeding.

Chapman v. Mueller Water Products, et al. In 2017, our warranty analyses identified that certain Technologies radio products produced prior to 2017 and installed in particularly harsh environments had been failing at higher than expected rates. During the quarter ended March 31, 2017, we conducted additional testing of these products and revised our estimates of warranty expenses. As a result, we recorded additional warranty expense of $9.8 million in the second quarter of 2017. During the quarter ended June 30, 2018, we completed a similar analysis and determined, based on this new information, that certain other Technologies products had been failing at higher-than-expected rates as well and that the average cost to repair or replace certain products under warranty was higher than previously estimated. As a result, in the third quarter of 2018, we recorded additional warranty expense of $14.1 million associated with such products. Related to the above warranty expenses, on April 11, 2019, an alleged stockholder filed a putative class action lawsuit against Mueller Water Products, Inc. and certain of our former and current officers (collectively, the “Defendants”) in the U.S. District Court for the Southern District of New York. The proposed class consists of all persons and entities that acquired our securities between May 9, 2016 and August 6, 2018 (the “Class Period”). The complaint alleges violations of the federal securities laws, including, among other things, that we made materially false and/or misleading statements and failed to disclose material adverse facts about our business, operations, and prospects during the proposed Class Period. The plaintiff seeks compensatory damages and attorneys’ fees and costs but does not specify the amount. We believe the allegations are without merit and intend to vigorously defend against the claims. However, the outcome of this legal proceeding cannot be predicted with certainty.
Mass Shooting Event at our Henry Pratt Facility in Aurora, Illinois. On February 15, 2019, we experienced a mass shooting event at our Henry Pratt facility in Aurora, Illinois, in which five employees were killed and one employee and six law enforcement officers were injured. Various workers’ compensation claims arising from the event have been made to date, and we anticipate that additional claims may be made. However, the possibility of other legal proceedings arising from this event cannot be predicted with certainty.
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
On April 23, 2019, our board of directors declared a dividend of $0.05 per share on our common stock, payable on or about May 20, 2019 to stockholders of record at the close of business on May 10, 2019.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto that appear elsewhere in this report. This report contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements that address activities, events or developments that we intend, expect, plan, project, believe or anticipate will or may occur in the future are forward-looking statements. Forward-looking statements are based on certain assumptions and assessments made by us in light of our experience and perception of historical trends, current conditions and expected future developments. Actual results and the timing of events may differ materially from those contemplated by the forward-looking statements due to a number of factors, including regional, national or global political, economic, business, competitive, market and regulatory conditions and the other factors described under the section entitled “RISK FACTORS” in Item 1A. of our Annual Report on Form 10-K for the year ended September 30, 2018 and in this Quarterly Report on Form 10-Q. Undue reliance should not be placed on any forward-looking statements. The Company does not have any intention or obligation to update forward-looking statements, except as required by law.
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
We expect our two primary end markets, repair and replacement of water infrastructure, driven by municipal spending, and new water infrastructure installation, driven by residential construction, to grow in the second half of 2019. In April 2019, Blue Chip Economic Indicators forecasted no change in housing starts for calendar 2019 compared to the prior year.
Infrastructure
Infrastructure announced price increases on valves, hydrants and gas products effective in January and February 2019 for its Canadian and U.S. markets, respectively. We believe that some customers accelerated orders prior to the effective date of the price increases.
On December 3, 2018, we completed our acquisition of Krausz Development Ltd. and subsidiaries (“Krausz”), a manufacturer of pipe couplings, grips and clamps with operations in the United States and Israel, for $140.7 million, net of cash acquired, including the assumption and simultaneous repayment of certain debt of $13.2 million. The purchase agreement provides for customary final adjustments, including a net working capital adjustment, which we expect to occur in 2019. Annual sales for Krausz in calendar 2017 were approximately $43.0 million. We include financial statements of Krausz in our consolidated financial statements on a one-month lag.
Technologies
The municipal market is the key end market for Technologies. The businesses in Technologies are project-oriented and depend on customer adoption of their technology-based products and services. Mueller Systems is benefiting from its growth strategy focused on the AMI segment of the market.

Results of Operations
Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

	Three months ended March 31, 2019
	Infrastructure	Technologies	Corporate	Total
	(in millions)
Net sales	$214.1	$19.9	$—	$234.0
Gross profit	$71.9	$2.9	$—	$74.8
Operating expenses:
Selling, general and administrative	30.7	6.5	8.5	45.7
Strategic reorganization and other charges	1.1	—	5.8	6.9
	31.8	6.5	14.3	52.6
Operating income (loss)	$40.1	$(3.6)	$(14.3)	22.2
Non-operating expenses:
Pension costs other than service				1.0
Interest expense, net				5.9
Walter Energy Accrual				0.5
Income before income taxes				14.8
Income tax expense				3.9
Net income				$10.9

	Three months ended March 31 2018
	Infrastructure	Technologies	Corporate	Total
	(in millions)
Net sales	$211.1	$22.1	$—	$233.2
Gross profit	$71.4	$3.1	$—	$74.5
Operating expenses:
Selling, general and administrative	26.4	7.0	9.3	42.7
Strategic reorganization and other charges	0.1	—	1.8	1.9
	26.5	7.0	11.1	44.6
Operating income (loss)	$44.9	$(3.9)	$(11.1)	29.9
Pension costs other than service				0.3
Interest expense, net				5.2
Income before income taxes				24.4
Income tax expense				14.2
Net income				$10.2
Consolidated Analysis
Net sales for the quarter ended March 31, 2019 increased 0.3% or $0.8 million to $234.0 million from $233.2 million driven primarily by inclusion of the net sales of Krausz, as well as higher pricing at Infrastructure, which was partially offset by lower volume at Infrastructure and Technologies.
Gross profit for the quarter ended March 31, 2019 increased $0.3 million to $74.8 million from $74.5 million in the prior year period primarily due to increased net sales and improved manufacturing performance, which were partially offset by higher material and freight costs and the effect of tariffs, as well as a $2.2 million Krausz inventory step-up amortization expense. Material costs increased nearly 3% percent year over year in the quarter. Gross margin was 32.0% for the quarter ended March 31, 2019 compared to 31.9% in the prior year period.
Selling, general and administrative expenses (“SG&A”) for the quarter ended March 31, 2019 increased to $45.7 million from $42.7 million in the prior year period due primarily to the inclusion of Krausz’s SG&A expenses. SG&A as a percentage of net sales increased to 19.5% in the quarter ended March 31, 2019 from 18.3% in the prior year period.
Strategic reorganization and other charges in the quarter ended March 31, 2019 were $6.9 million, compared to $1.9 million in the prior year period, primarily due to $4.3 million in expenses related to the Aurora tragedy.

Interest expense, net increased $0.7 million in the quarter ended March 31, 2019 compared to the prior year period. The components of interest expense, net are provided below.

	Three months ended
	March 31,
	2019	2018
	(in millions)
Notes	$6.2	$—
Term Loan	—	5.1
Interest rate swap contracts	—	0.2
Deferred financing costs amortization	0.2	0.4
ABL Agreement	0.1	0.2
Other interest expense	0.1	0.2
	6.6	6.1
Interest income	(0.7)	(0.9)
	$5.9	$5.2
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
For the quarter ended March 31, 2019, we reported a net income tax expense of $3.9 million, which was net of a $0.1 million benefit related to the additional accrual of $0.5 million for subsequent accrued interest related to the Walter Energy Accrual. The reconciliation between the U.S. federal statutory income tax rate and the effective tax rate is presented below.

	Three months ended
	March 31,
	2019	2018
U.S. federal statutory income tax rate	21.0%	24.5%
Adjustments to reconcile to the effective tax rate:
State income taxes, net of federal benefit	4.5	4.4
Valuation allowance adjustment related to stock compensation	—	—
Excess tax expense (benefits) related to stock compensation	0.3	(1.1)
Domestic production activities deduction	—	(1.6)
Tax credits	(1.3)	(0.9)
Global Intangible Low-taxed Income	0.5	—
Other	1.4	2.2
	26.4%	27.5%
Transition tax	—	30.7
Effective income tax rate	26.4%	58.2%
Segment Analysis
Infrastructure
Net sales for the quarter ended March 31, 2019 increased 1.4% to $214.1 million compared to $211.1 million in the prior year period due to the $10.5 million in net sales of Krausz and higher pricing, which were offset by lower volumes.
Gross profit for the quarter ended March 31, 2019 increased to $71.9 million from $71.4 million in the prior year period due to increased net sales and improved manufacturing performance, partially offset by higher material and freight costs and the effect of tariffs, as well as the inventory step-up amortization at Krausz of $2.2 million. Gross margin was 33.6% for the quarter ended March 31, 2019 compared to 33.8% in the prior year period.
SG&A for the quarter ended March 31, 2019 increased to $30.7 million from $26.4 million in the prior year period. This increase was primarily due to the inclusion of Krausz’s SG&A expenses. SG&A was 14.3% and 12.5% of net sales for the quarters ended March 31, 2019 and 2018, respectively.

Technologies
Net sales in the quarter ended March 31, 2019 decreased to $19.9 million from $22.1 million in the prior year period, driven by lower volumes at Echologics, which were partially offset by higher volumes at Metrology.
Gross profit in the quarter ended March 31, 2019 decreased to $2.9 million compared to $3.1 million in the prior year period as a result of decreased net sales. Gross margin increased to 14.6% in the quarter ended March 31, 2019 compared to 14.0% in the prior year period.
SG&A decreased to $6.5 million in the quarter ended March 31, 2019 compared to $7.0 million in the prior year period due to reduced marketing and personnel-related expenses. SG&A was 32.7% of net sales for the quarter ended March 31, 2019 compared with 31.7% of net sales in the prior year period.
Corporate
SG&A was $8.5 million in the quarter ended March 31, 2019 compared to $9.3 million in the prior year period.
Six Months Ended March 31, 2019 Compared to Six Months Ended March 31, 2018

	Six months ended March 31, 2019
	Infrastructure	Technologies	Corporate	Total
	(in millions)
Net sales	$386.1	$40.7	$—	$426.8
Gross profit	$128.7	$6.2	$—	$134.9
Operating expenses:
Selling, general and administrative	56.6	13.5	16.6	86.7
Strategic reorganization and other charges	1.1	—	9.0	10.1
	57.7	13.5	25.6	96.8
Operating income (loss)	$71.0	$(7.3)	$(25.6)	38.1
Non-operating expenses:
Pension costs other than service				0.9
Interest expense, net				11.4
Walter Energy Accrual				37.9
Loss before income taxes				(12.1)
Income tax expense				(2.0)
Net loss				$(10.1)

	Six months ended March 31, 2018
	Infrastructure	Technologies	Corporate	Total
	(in millions)
Net sales	$371.2	$40.3	$—	$411.5
Gross profit	$123.9	$6.0	$—	$129.9
Operating expenses:
Selling, general and administrative	50.8	14.5	17.2	82.5
Gain on sale of idle property	—	—	(9.0)	(9.0)
Strategic reorganization and other charges	0.1	0.1	5.6	5.8
	50.9	14.6	13.8	79.3
Operating income (loss)	$73.0	$(8.6)	$(13.8)	50.6
Pension costs other than service				0.5
Interest expense, net				10.4
Income before income taxes				39.7
Income tax benefit				(25.6)
Net income				$65.3

Consolidated Analysis
Net sales for the six months ended March 31, 2019 increased 3.7% or $15.3 million to $426.8 million from $411.5 million driven primarily by higher pricing at Infrastructure and the net sales of Krausz, which were offset by lower volume at Infrastructure.
Gross profit for the six months ended March 31, 2019 increased $5.0 million to $134.9 million from $129.9 million in the prior year period primarily due to increased net sales and improved manufacturing performance, which were partially offset by higher material and freight costs and the effect of tariffs as well as the inventory step-up amortization at Krausz of $2.2 million. Material costs increased nearly 4% percent year over year in the six months. Gross margin was 31.6% for both the six months ended March 31, 2019 and the prior year period.
Selling, general and administrative expenses (“SG&A”) for the six months ended March 31, 2019 increased to $86.7 million from $82.5 million in the prior year period due primarily to the inclusion of SG&A of Krausz, higher volume and personnel-related investments, including in engineering and research and development at Infrastructure offset by lower SG&A at Technologies and Corporate. SG&A as a percentage of net sales increased to 20.3% in the six months ended March 31, 2019 from 20.0% in the prior year period.
Interest expense, net increased $1.0 million in the six months ended March 31, 2019 compared to the prior year period. The components of interest expense, net are provided below.

	Six months ended
	March 31,
	2019	2018
	(in millions)
Notes	$12.4	$—
Term Loan	—	9.9
Interest rate swap contracts	—	0.6
Deferred financing costs amortization	0.6	0.9
ABL Agreement	0.3	0.4
Other interest expense	0.3	0.3
	13.6	12.1
Interest income	(2.2)	(1.7)
	$11.4	$10.4
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
For the six months ended March 31, 2019, we reported a net income tax benefit of $2.0 million, which was driven by a $7.7 million benefit related to the Walter Energy Accrual as well as a benefit of $0.6 million related to the finalization of the impact of the one-time transition tax. The reconciliation between the U.S. federal statutory income tax rate and the effective tax rate is presented below.

	Six months ended
	March 31,
	2019	2018
U.S. federal statutory income tax rate	21.0%	24.5%
Adjustments to reconcile to the effective tax rate:
State income taxes, net of federal benefit	1.8	4.4
Valuation allowance adjustment related to stock compensation	—	—
Excess tax expense (benefits) related to stock compensation	2.5	(1.7)
Domestic production activities deduction	—	(1.6)
Tax credits	2.6	(0.9)
Global Intangible Low-taxed Income	(1.1)	—
Other	(1.9)	(0.8)
	24.9%	23.9%
Walter Energy Accrual	(12.9)	—
Transition tax	4.7	18.9
Remeasurement of deferred tax items	—	(107.3)
Effective income tax rate	16.8%	(64.5)%
Segment Analysis
Infrastructure
Net sales for the six months ended March 31, 2019 increased 4.0% to $386.1 million compared to $371.2 million in the prior year period, primarily due to higher pricing and and $10.5 million in net sales from the acquisition of Krausz , which were offset by lower volumes.
Gross profit for the six months ended March 31, 2019 increased to $128.7 million from $123.9 million in the prior year period primarily due to increased net sales and improved manufacturing performance, partially offset by higher material and freight costs, the effect of tariffs and inventory step-up amortization expense at Krausz. Gross margin was 33.3% for the six months ended March 31, 2019 compared to 33.4% in the prior year period.
SG&A for the six months ended March 31, 2019 increased to $56.6 million from $50.8 million in the prior year period. This increase was primarily due to the inclusion of of Krausz’s SG&A and higher volume-related personnel expenses. SG&A was 14.7% and 13.7% of net sales for the six months ended March 31, 2019 and 2018, respectively.
Technologies
Net sales in the six months ended March 31, 2019 increased to $40.7 million from $40.3 million in the prior year period primarily driven by higher volumes at Mueller Systems.
Gross profit in the six months ended March 31, 2019 increased to $6.2 million compared to $6.0 million in the prior year period as a result of increased net sales. Gross margin was 15.2% in the six months ended March 31, 2019 compared to 14.9% in the prior year period.
SG&A decreased to $13.5 million in the six months ended March 31, 2019 compared to $14.5 million in the prior year period due to reduced marketing and personnel-related expenses. SG&A decreased to 33.2% of net sales for the six months ended March 31, 2019 from 36.0% of net sales in the prior year period.
Corporate
SG&A was $16.6 million in the six months ended March 31, 2019 compared to $17.2 million in the prior year period.

Liquidity and Capital Resources
We had cash and cash equivalents of $134.3 million at March 31, 2019 and $142.8 million of additional borrowing capacity under our ABL Agreement, based on March 31, 2019 data. Undistributed earnings from our subsidiaries in Canada, China, and Israel are considered to be permanently invested outside the United States. At March 31, 2019, cash and cash equivalents included $5.3 million, $8.3 million and $13.5 million in Canada, China and Israel, respectively.
We expect the 2017 enacted tax law changes to benefit our liquidity through reduction in overall income tax liability and through provisions allowing election of accelerated deductibility for capital assets placed in service through December 2022. This benefit will be partially offset by payment of the transition tax discussed above. However, we are paying the transition tax over eight years beginning in January 2019.
We did not repurchase shares of our common stock during the quarter ended March 31, 2019, and have $160 million remaining on our share repurchase authorization.
The ABL Agreement and Notes contain customary representations and warranties, covenants and provisions governing an event of default.  The covenants restrict our ability to engage in certain specified activities, including but not limited to the payment of dividends and the redemption of our common stock.
Cash flows from operating activities are categorized below.

	Six months ended
	March 31,
	2019	2018
	(in millions)
Collections from customers	$375.7	$404.1
Disbursements, other than interest and income taxes	(378.7)	(392.7)
Interest payments, net	(11.2)	(9.0)
Income tax payments, net	(14.9)	(0.8)
Cash provided by (used in) operating activities	$(29.1)	$1.6
Collections from customers were lower during the six months ended March 31, 2019 compared to the prior year period primarily due to the timing of shipments and cash receipts.
Decreased disbursements, other than interest and income taxes, during the six months ended March 31, 2019 reflect differences in the timing of expenditures.
Capital expenditures were $30.5 million in the six months ended March 31, 2019 compared to $14.4 million in the prior year period as we accelerated investments in our manufacturing capabilities, particularly our large casting foundry. We estimate 2019 capital expenditures will be between $60 million and $65 million, although we are also evaluating possibilities for additional capital expenditures in 2019.
We anticipate that our existing cash, cash equivalents and borrowing capacity combined with our expected operating cash flows will be sufficient to meet our anticipated operating expenses, income tax payments, capital expenditures and debt service obligations as they become due through March 31, 2020. However, our ability to make these payments will depend partly upon our future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control.
ABL Agreement
At March 31, 2019, the ABL Agreement consisted of a revolving credit facility for up to $175 million of revolving credit borrowings, swing line loans and letters of credit. The ABL Agreement permits us to increase the size of the credit facility by an additional $150 million in certain circumstances subject to adequate borrowing base availability. We may borrow up to $25 million through swing line loans and may have up to $60 million of letters of credit outstanding.
Borrowings under the ABL Agreement bear interest at a floating rate equal to LIBOR, plus a margin ranging from 125 to 150 basis points, or a base rate, as defined in the ABL Agreement, plus a margin ranging from 25 to 50 basis points. At March 31, 2019, the applicable LIBOR-based margin was 125 basis points.
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
5.5% Senior Unsecured Notes
On June 12, 2018, we privately issued $450.0 million of Senior Unsecured Notes (“Notes”), which mature in June 2026 and bear interest at 5.5%, paid semi-annually. Substantially, all of our U.S. subsidiaries guarantee the Notes, which are subordinate to borrowings under the ABL. Based on quoted market prices, the outstanding Notes had a fair value of $457.9 million at March 31, 2019.
An indenture securing the Notes (“Indenture”) contains customary covenants and events of default, including covenants that limit our ability to incur debt, pay dividends and make investments. We believe we were compliant with these covenants at March 31, 2019 and expect to remain in compliance through March 31, 2020.
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
Our corporate credit rating and the credit rating for our debt are presented below.

	Moody’s		Standard & Poor’s
	March 31,	September 30,	March 31,	September 30,
	2019	2018	2019	2018
Corporate credit rating	Ba2	Ba2	BB	BB
ABL Agreement	Not rated	Not rated	Not rated	Not rated
Notes	Ba3	Ba3	BB	BB
Outlook	Stable	Stable	Stable	Stable
Off-Balance Sheet Arrangements
We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose” entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, at March 31, 2019 we did not have any undisclosed borrowings, debt, derivative contracts or synthetic leases. Therefore, we were not exposed to any financing, liquidity, market or credit risk that could have arisen had we engaged in such relationships.
We use letters of credit and surety bonds in the ordinary course of business to ensure the performance of contractual obligations. At March 31, 2019, we had $15.8 million of letters of credit and $30.2 million of surety bonds outstanding.
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
During the quarter ended March 31, 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We may be subject to investigations, claims, litigation and expenses arising out of the mass shooting event we experienced at our Henry Pratt facility in Aurora, Illinois, which could adversely affect our results of operations.
On February 15, 2019, we experienced a mass shooting event at our Henry Pratt facility in Aurora, Illinois in which five employees were killed and one employee and six law enforcement officers were wounded. Investigations, claims, litigation and other proceedings related to this event may divert our management’s attention and may lead to significant expenses, including legal, settlement, security and other costs, that could have a material adverse effect on our results of operations. Although we maintain insurance coverage for many of the types of claims that could arise out of the event, there is no guarantee that our insurance will adequately cover the potential liability. If not, our results of operations, cash flows and financial condition could be materially and adversely affected. See Note 12. of the Notes to Consolidated Financial Statements.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the quarter ended March 31, 2019, shares were surrendered to us to pay the tax withholding obligations of participants in connection with the lapsing of restrictions on restricted stock units, as follows.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs
January 1-31, 2019	7,763	$9.35	n/a	n/a
February 1-28, 2019	—	—	n/a	n/a
March 1-31, 2019	—	—	n/a	n/a
Total	7,763	$9.35	n/a	n/a
We did not repurchase shares of our common stock during the quarter ended March 31, 2019 under our share repurchase authorization, and we have $160 million remaining under this authorization.

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
101*
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (Extensible Business Reporting Language), (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Other Comprehensive Loss, (iv) the Condensed Consolidated Statements of Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements.

*     Filed with this quarterly report
**     Management compensatory plan, contract, or arrangement
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MUELLER WATER PRODUCTS, INC.
Date:	May 7, 2019	By:	/s/ Michael S. Nancarrow
Michael S. Nancarrow
Chief Accounting Officer