Form 10-Q
period 2019-06-30
Mueller Water Products, Inc.
filed 2019-08-07
CIK 1350593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
☐                       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-32892
MUELLER WATER PRODUCTS, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-3547095
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
1200 Abernathy Road N.E
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
Large accelerated filer     ☒             Accelerated filer         ☐
Non-accelerated filer      ☐            Smaller reporting company     ☐
Emerging growth company    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
There were 157,355,301 shares of common stock of the registrant outstanding at July 31, 2019, which trade under the ticker symbol MWA on the New York Stock Exchange.

PART I

Item 1.	FINANCIAL STATEMENTS
MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	September 30,
	2019	2018
	(in millions, except share amounts)
Assets:
Cash and cash equivalents	$140.7	$347.1
Receivables, net	168.4	164.3
Inventories	197.2	156.6
Other current assets	34.5	17.5
Total current assets	540.8	685.5
Property, plant and equipment, net	191.0	150.9
Goodwill	87.9	12.1
Intangible assets	439.2	408.1
Other noncurrent assets	34.4	35.3
Total assets	$1,293.3	$1,291.9

Liabilities and equity:
Current portion of long-term debt	$0.9	$0.7
Accounts payable	70.1	90.0
Other current liabilities	100.9	76.4
Total current liabilities	171.9	167.1
Long-term debt	445.3	444.3
Deferred income taxes	83.4	79.2
Other noncurrent liabilities	25.7	36.5
Total liabilities	726.3	727.1

Commitments and contingencies (Note 12)

Common stock: 600,000,000 shares authorized; 157,310,111 and 157,332,121 shares outstanding at June 30, 2019 and September 30, 2018, respectively	1.6	1.6
Additional paid-in capital	1,416.9	1,444.5
Accumulated deficit	(826.4)	(850.0)
Accumulated other comprehensive loss	(27.1)	(32.8)
Total Company stockholders’ equity	565.0	563.3
Noncontrolling interest	2.0	1.5
Total equity	567.0	564.8
Total liabilities and equity	$1,293.3	$1,291.9

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended		Nine months ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in millions, except per share amounts)
Net sales	$274.3	$250.2	$701.1	$661.7
Cost of sales	177.1	175.7	469.0	457.3
Gross profit	97.2	74.5	232.1	204.4
Operating expenses:
Selling, general and administrative	47.5	41.3	134.2	123.8
Gain on sale of idle property	—	—	—	(9.0)
Strategic reorganization and other charges	2.5	2.6	12.6	8.4
Total operating expenses	50.0	43.9	146.8	123.2
Operating income	47.2	30.6	85.3	81.2
Other expenses (income):
Pension costs (benefits) other than service	(0.1)	0.2	0.8	0.7
Interest expense, net	4.2	5.3	15.6	15.7
Loss on early extinguishment of debt	—	6.2	—	6.2
Gain on settlement of interest rate swap contracts	—	(2.4)	—	(2.4)
Walter Energy Accrual	0.5	—	38.4	—
Net other expense	4.6	9.3	54.8	20.2
Income before income taxes	42.6	21.3	30.5	61.0
Income tax expense (benefit)	8.9	6.0	6.9	(19.6)
Net income	$33.7	$15.3	$23.6	$80.6

Net income per share:
Basic	$0.21	$0.10	$0.15	$0.51
Diluted	$0.21	$0.10	$0.15	$0.51

Weighted average shares outstanding:
Basic	157.8	158.1	157.9	158.3
Diluted	158.8	159.2	158.9	159.5

Dividends declared per share	$0.05	$0.05	$0.15	$0.14

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended		Nine months ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in millions)
Net income	$33.7	$15.3	$23.6	$80.6
Other comprehensive income (loss):
Pension	0.5	0.8	3.2	2.4
Income tax effects	(0.1)	(0.2)	(0.9)	(0.7)
Foreign currency translation	0.3	(2.0)	3.4	(2.3)
Derivative fair value change	—	(1.6)	—	2.4
Income tax effects	—	0.5	—	(0.9)
	0.7	(2.5)	5.7	0.9
Comprehensive income	$34.4	$12.8	$29.3	$81.5

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	Three months ended		Nine months ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in millions)
Common stock
Balance, beginning of period	$1.6	$1.6	$1.6	$1.6
Change in common stock at par value	—	—	—	—
Balance, end of period	1.6	1.6	1.6	1.6

Additional paid-in-capital
Balance, beginning of period	1,433.2	1,467.7	1,444.5	1,494.2
Dividends declared	(7.9)	(7.9)	(23.7)	(22.2)
Stock repurchased under buyback program	(10.0)	—	(10.0)	(20.0)
Shares retained for employee taxes	—	—	(1.4)	(2.1)
Stock-based compensation	1.1	0.8	3.4	4.3
Stock issued under stock compensation plan	0.5	0.5	4.1	6.9
Balance, end of period	1,416.9	1,461.1	1,416.9	1,461.1

Accumulated deficit
Balance, beginning of period	(860.1)	(890.3)	(850.0)	(955.6)
Net income	33.7	15.3	23.6	80.6
Balance, end of period	(826.4)	(875.0)	(826.4)	(875.0)

Accumulated other comprehensive income (loss)
Balance, beginning of period	(27.8)	(48.4)	(32.8)	(51.8)
Other comprehensive income (loss)	0.7	(2.5)	5.7	0.9
Balance, end of period	(27.1)	(50.9)	(27.1)	(50.9)

Non-controlling interest
Balance, beginning of period	1.9	1.2	1.5	1.1
Net income	0.1	0.1	0.5	0.2
Balance, end of period	2.0	1.3	2.0	1.3

Total stockholders' equity	$567.0	$538.1	$567.0	$538.1

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended
	June 30,
	2019	2018
	(in millions)
Operating activities:
Net income	$23.6	$80.6
Adjustments to reconcile income to net cash provided by operating activities:
Depreciation	19.1	15.3
Amortization	19.7	17.0
Loss on early extinguishment of debt	—	6.2
Stock-based compensation	3.4	4.3
Retirement plans	3.7	2.1
Deferred income taxes	(2.9)	(39.7)
Gain on sale of idle property	—	(9.0)
Other, net	1.5	4.5
Changes in assets and liabilities:
Receivables	2.9	(0.6)
Inventories	(23.3)	(18.0)
Other assets	(16.5)	(3.5)
Accounts payable	(25.5)	(18.6)
Walter Energy Accrual	38.4	—
Other current liabilities	(15.9)	17.2
Long- term liabilities	(10.4)	12.3
Net cash provided by operating activities	17.8	70.1
Investing activities:
Acquisition, net of cash received	(127.5)	—
Capital expenditures	(52.9)	(26.9)
Proceeds from sales of assets	—	7.4
Net cash used in investing activities	(180.4)	(19.5)
Financing activities:
Dividends	(23.7)	(22.2)
Repayment of Krausz debt	(13.2)	—
Employee taxes related to stock-based compensation	(1.4)	(2.1)
Repayment of debt	—	(486.3)
Issuance of debt	—	450.0
Common stock issued	4.1	6.9
Debt issuance costs	—	(6.6)
Stock repurchased under buyback program	(10.0)	(20.0)
Other	0.3	0.2
Net cash used in financing activities	(43.9)	(80.1)
Effect of currency exchange rate changes on cash	0.1	(0.7)
Net change in cash and cash equivalents	(206.4)	(30.2)
Cash and cash equivalents at beginning of period	347.1	361.7
Cash and cash equivalents at end of period	$140.7	$331.5

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2019

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
HR-1, commonly referred to as the Tax Cuts and Jobs Act, was enacted on December 22, 2017 and made significant revisions to federal income tax laws, including lowering the corporate income tax rate to 21%from 35%, effective January 1, 2018. The effects of these revisions are discussed in Note 4.
In 2014, the Financial Accounting Standards Board (“FASB”) issued new guidance for the recognition of revenue and requiring additional financial statement disclosures.  On October 1, 2018, we adopted the new guidance related to revenue recognition from contracts with customers. The new guidance was adopted using the modified retrospective approach and no transition adjustment was required. See Note 3 for more information regarding our adoption of ASC 606 - Revenue from Contracts with Customers.
In 2016, FASB issued Accounting Standards Update 2016-02 Leases, which will require us to recognize lease assets and lease liabilities for those leases currently referred to as operating leases. We will adopt this guidance using the modified retrospective transition method beginning in the first quarter of fiscal 2020. While we are still evaluating the impact this standard will have on our consolidated financial statements and related disclosures, we have completed our initial scoping reviews and have made progress in our assessment phase as we continue to identify necessary changes to our business processes. We also have made progress in developing the policy elections we will make upon adoption and we are using new software to meet the reporting requirements of this standard. We do not believe the impact of this standard will be material to our consolidated financial statements as a whole.
On February 15, 2019, we experienced a mass shooting event at our Henry Pratt facility in Aurora, Illinois. The event resulted in the death of five employees and injuries to one employee and six law enforcement officials. For the quarter and nine months ended June 30, 2019, we have incurred $0.7 million and $4.9 million, respectively, in expenses related to this event, which are included in strategic reorganization and other charges. These amounts are net of anticipated insurance recoveries.

In 2017, we announced a strategic reorganization plan designed to accelerate our product innovation and revenue growth, through the adoption of a matrix management structure, where business teams have line and cross-functional responsibility for managing distinct product portfolios, and engineering, operations, sales and marketing and other functions are centralized to better align with business needs and generate greater efficiencies, which was largely completed in 2018. In October 2018, we announced the move of our Middleborough, Massachusetts research and development facility to Atlanta to consolidate our resources and accelerate product innovation through creation of a research and development center of excellence for software and electronics. Expenses incurred for these plans were primarily personnel-related and included in strategic reorganization and other charges in the Condensed Consolidated Statements of Operations.
Activity in accrued restructuring, reported as part of other current liabilities, is presented below.

	Nine months ended
	June 30,
	2019	2018
	(in millions)
Beginning balance	$0.9	$3.3
Expense accrued	5.5	4.4
Amounts paid	(4.6)	(6.3)
Ending balance	$1.8	$1.4

Note 2.	Acquisitions and Divestitures
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
Acquisition of Krausz
On December 3, 2018, we completed our acquisition of Krausz, a manufacturer of pipe couplings, grips and clamps with operations in the United States and Israel, for $140.7 million, net of cash acquired, including the assumption and simultaneous repayment of certain debt of $13.2 million. The acquisition of Krausz was financed with cash on hand. The purchase agreement provides for customary final adjustments, including a net working capital adjustment, which we expect to occur in 2019. Annual sales for Krausz in calendar 2017 were approximately $43.0 million.
We have recognized the assets acquired and liabilities assumed at their estimated acquisition date fair values, with the excess of the purchase price over the estimated fair values of the identifiable net assets acquired recorded as goodwill. The accounting for the business combination is based on currently available information and is considered preliminary. We have retained a third party valuation specialist to assist in our estimate of the fair value of acquired intangible assets and we have not yet completed that estimate. In addition, we are still gathering information about property, plant, and equipment based on facts that existed as of the date of the acquisition, as well as deferred income tax liabilities related to long-lived assets. During the quarter, we reduced intangible assets by $5.3 million and deferred tax liabilities by $1.9 million, which resulted in an increase in goodwill of $3.4 million. The final accounting for the business combination may differ materially from that presented in these unaudited condensed consolidated financial statements.
The results of Krausz, including net sales of $23.0 million, are included within our Infrastructure segment in the period from acquisition through the quarter ended June 30, 2019.

The following is a summary of the preliminary estimated fair values of the net assets acquired (in millions):

Assets, net of cash:
Receivables	$6.9
Inventories	17.0
Other current assets	0.2
Property, plant and equipment	8.4
Identified intangible assets:
Patents	32.1
Customer relationships	8.7
Tradenames	4.6
Favorable leasehold interests	2.3
Goodwill	74.4
Liabilities:
Accounts payable	(5.5)
Other current liabilities	(2.9)
Deferred income taxes	(5.5)
Consideration paid	140.7
Repayment of Krausz debt	(13.2)
Consideration paid considered as net cash used in investing	$127.5

The preliminary estimated goodwill above is attributable to the strategic opportunities and synergies that we expect to arise from the acquisition of Krausz and the value of its workforce. The goodwill is nondeductible for income tax purposes. The intangible assets of $47.7 million consist of indefinite-lived tradenames and patents, customer relationships and favorable leasehold interests with an estimated weighted average useful life of approximately 12 years.
Note 3.    Revenue from Contracts with Customers
We recognize revenue when control of promised products or services is transferred to our customers, in amounts that reflect the consideration to which we expect to be entitled in exchange for those products or services. We account for a contract when it has approval and commitment from both parties, the rights of the parties are identified, the payment terms are identified, the contract has commercial substance and collectability of consideration is probable. We determine the appropriate revenue recognition for our contracts with customers by analyzing the type, terms and conditions of each contract or arrangement with a customer.
Disaggregation of Revenue
We disaggregate our revenues from contracts with customers by reportable segment (Note 10), and further by geographical region as we believe this best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. Geographical region represents the location of the customer.
Contract Asset and Liability Balances
The timing of revenue recognition, billings and cash collections results in customer receivables, advance payments and billings in excess of revenue recognized. Customer receivables include amounts billed and currently due from customers as well as unbilled amounts (contract assets). Amounts are billed in accordance with contractual terms and unbilled amounts arise when the timing of billing differs from the timing of revenue recognized. Customer receivables are recorded at face amounts less an allowance for doubtful accounts. We maintain an allowance for doubtful accounts for estimated losses as a result of customers’ inability to make required payments. We evaluate the aging of the customer receivable balances, the financial condition of our customers, historical trends and the time outstanding of specific balances to estimate the amount of customer receivables that may not be collected in the future and record the appropriate provision.
Advance payments and billings in excess of revenue are recognized and recorded as deferred revenue, the majority of which is classified as current based on the timing when we expect to recognize revenue. We include current deferred revenue as part of our accrued expenses. Deferred revenues represent contract liabilities and are recorded when customers remit contractual cash payments in advance of us satisfying performance obligations under contractual arrangements. Contract liabilities are reversed when the performance obligation is satisfied and revenue is recognized.

The table below represents the balances of our customer receivables and deferred revenues.

	June 30,	September 30,
	2019	2018
	(in millions)
Billed receivables	$164.9	$165.3
Unbilled receivables	6.3	2.4
Total customer receivables	$171.2	$167.7

Deferred revenues	$3.7	$3.3

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
We have elected to use the practical expedient to not adjust the transaction price of a contract for the effects of a significant financing component if, at the inception of the contract, we expect that the period between when we transfer a product or service to a customer and when a customer remits payment will be one year or less.
Revenues from products and services transferred to customers at a point in time represented 99% of our revenues in the first nine months of fiscal year 2019. The revenues recognized at a point in time related to the sale of our products and was recognized when the obligations of the terms of our contract were satisfied, which generally occurs upon shipment, when control of the product transfers to the customer.
Revenues from products and services transferred to customers over time represented 1% of our revenues in the first nine months of fiscal year 2019.
We offer warranties to our customers in the form of assurance-type warranties, which provide assurance that the products provided will function as intended and comply with any agreed-upon specifications. These cannot be purchased separately. There was no change to our warranty accounting as a result of the implementation of the new revenue standard and we will continue to use our current cost accrual method in accordance with GAAP.
Costs to Obtain or Fulfill a Contract
We incur certain incremental costs to obtain a contract, which primarily relate to incremental sales commissions. Our commissions are paid based on shipment rather than on order and we reserve the right to claw back any commissions in case of product returns or lost collections. As the expected benefit associated with these incremental costs is one year or less based on the nature of the product sold and benefits received, we have applied a practical expedient and therefore do not capitalize the related costs and expense them as incurred, consistent with our previous accounting treatment.
Note 4.Income Taxes
On December 22, 2017, HR-1, commonly referred to as the Tax Cuts and Jobs Act (“Act”), was enacted, which made significant revisions to federal income tax laws, including lowering the corporate income tax rate to 21% from 35% effective January 1, 2018, overhauling the taxation of income earned outside the United States and eliminating or limiting certain deductions.
Our deferred tax assets and liabilities are recorded at the enacted tax rates in effect when we expect to recognize the related tax expenses or benefits. These rates vary slightly from year to year but historically had been approximately 39%. During the nine months ended June 30, 2018, we remeasured our deferred tax items at an average rate of approximately 25% and recorded an income tax benefit of $42.5 million.

The Act also imposed a one-time transition tax on the undistributed, previously-untaxed, post-1986 foreign “earnings and profits” (as defined by the IRS) of certain U.S.-owned corporations. Determination of our transition tax liability required us to calculate foreign earnings and profits going back to 1992 and then to assess our historical overall foreign loss position and the applicability of certain foreign tax credits. For the quarter ended March 31, 2018, we recorded a provisional transaction tax of $7.5 million for the one-time deemed repatriation tax on accumulated foreign earnings of our foreign subsidiaries. Upon further analyses of the Act and Notices and regulations issued and proposed by the U.S. Department of the Treasury and the IRS, we finalized our calculations of the transition tax liability during the quarter ended December 31, 2018. As a result, we reduced our initial provision by $0.6 million, which is included as a component of income tax expense in that quarter. At June 30, 2019, the remaining balance of our transition obligation is $6.4 million, which will be paid over the next seven years, as provided in the Act.
The reconciliation between the U.S. federal statutory income tax rate and the effective tax rate is presented below.

	Three months ended		Nine months ended
	June 30,		June 30,
	2019	2018	2019	2018
U.S. federal statutory income tax rate	21.0%	24.5%	21.0%	24.5%
Adjustments to reconcile to the effective tax rate:
State income taxes, net of federal benefit	4.5	4.8	5.6	4.5
Excess tax (benefits) related to stock compensation	(0.3)	(0.2)	(1.4)	(1.2)
Domestic production activities deduction	—	(1.7)	—	(1.6)
Tax credits	(1.2)	(1.1)	(2.7)	(1.0)
Global Intangible Low-taxed Income	0.6	—	1.2	—
Reversal of uncertain tax positions	(5.2)	—	(7.2)	—
Other	1.9	1.9	3.6	0.2
	21.3%	28.2%	20.0%	25.4%
Walter Energy Accrual	(0.4)	—	4.6	—
Transition tax	—	—	(1.9)	12.3
Remeasurement of deferred tax items	—	—	—	(69.8)
Effective income tax rate	20.9%	28.2%	22.7%	(32.1)%

At June 30, 2019 and September 30, 2018, the gross liabilities for unrecognized income tax benefits were $1.2 million and $3.3 million, respectively.

Note 5.	Borrowing Arrangements
The components of our long-term debt are presented below.

	June 30,	September 30,
	2019	2018
	(in millions)
5.5% Senior Notes	$450.0	$450.0
ABL Agreement	—	—
Other	2.2	1.6
	452.2	451.6
Less deferred financing costs	6.0	6.6
Less current portion	0.9	0.7
Long-term debt	$445.3	$444.3

5.5% Senior Unsecured Notes. On June 12, 2018, we privately issued $450.0 million of 5.5% Senior Unsecured Notes (“Notes”), which mature in 2026 and bear interest at 5.5%. We capitalized $6.6 million of financing costs, which are being amortized over the term of the Notes using the effective interest method. Proceeds from the Notes along with other cash, were used to repay our Term Loan. Substantially all of our U.S. subsidiaries guarantee the Notes, which are subordinate to borrowings under the ABL. Based on quoted market prices, the outstanding Notes had a fair value of $465.8 million at June 30, 2019.

ABL Agreement. At June 30, 2019, our asset based lending agreement (“ABL Agreement”) consisted of a revolving credit facility for up to $175 million of revolving credit borrowings, swing line loans and letters of credit. The ABL Agreement permits us to increase the size of the credit facility by an additional $150 million in certain circumstances subject to adequate borrowing base availability. We may borrow up to $25 million through swing line loans and we are permitted to issue up to $60 million of letters of credit.
Borrowings under the ABL Agreement bear interest at a floating rate equal to LIBOR, plus a margin ranging from 125 to 150 basis points, or a base rate, as defined in the ABL Agreement, plus a margin ranging from 25 to 50 basis points. At June 30, 2019, the applicable rate was LIBOR plus 125 basis points.
The ABL Agreement terminates on July 13, 2021. We pay a commitment fee for any unused borrowing capacity under the ABL Agreement of 25 basis points per annum. Our obligations under the ABL Agreement are secured by a first-priority perfected lien on all of our U.S. receivables and inventories, certain cash and other supporting obligations. Borrowings are not subject to any financial maintenance covenants unless excess availability is less than the greater of $17.5 million and 10% of the Loan Cap as defined in the ABL Agreement. Excess availability based on June 30, 2019 data, as reduced by outstanding letters of credit and accrued fees and expenses of $16.4 million, was $136.4 million.
Capitalized Interest. We record capitalized interest when doing so may have a significant impact on our financial statements. During the three and nine-month periods ended June 30, 2019, we capitalized $1.2 million in interest.

Note 6.	Derivative Financial Instruments
In connection with the acquisition of Singer Valve in 2017, we loaned funds to one of our Canadian subsidiaries. Although this intercompany loan has no direct effect on our consolidated financial statements, it creates exposure to currency risk for the Canadian subsidiary. To reduce this exposure, we entered into a U.S. dollar-Canadian dollar swap contract with the Canadian subsidiary and an offsetting Canadian dollar-U.S. dollar swap with a domestic bank. We have not designated these swaps as hedges and the changes in their fair values are included in earnings, where they offset the currency gains and losses associated with the intercompany loan. The values of our currency swap contracts were liabilities of $0.6 million and $0.9 million as of June 30, 2019 and September 30, 2018, respectively, and are included in other noncurrent liabilities in our Condensed Consolidated Balance Sheets.

Note 7.	Retirement Plans
The components of net periodic benefit cost for our pension plans are presented below.

	Three months ended		Nine months ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in millions)
Service cost	$0.4	$0.5	$1.2	$1.4
Pension costs (benefits) other than service:
Interest cost	3.5	3.5	10.5	10.7
Expected return on plan assets	(4.1)	(4.1)	(12.2)	(12.4)
Amortization of actuarial net loss	0.5	0.8	1.5	2.4
Curtailment/special settlement loss (gain)	—	—	1.0	—
Pension costs (benefits) other than service	(0.1)	0.2	0.8	0.7
Net periodic benefit cost	$0.3	$0.7	$2.0	$2.1

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
Also during the quarter ended March 31, 2019, we recorded an estimated settlement liability for exiting a multi-employer pension plan at one of our manufacturing locations, which resulted in an expense of $1.1 million that we included in strategic reorganization and other charges. During the quarter ended June 30, 2019, we paid this amount and have settled the liability to the multi-employer pension plan.

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
We awarded 332,875 stock-settled PRSUs in the nine months ended June 30, 2019 that are scheduled to settle in 3 years.
We issued 181,065 shares and 146,061 shares of common stock during the nine months ended June 30, 2019 and 2018, respectively, to settle PRSUs.
In addition to the PRSU activity, zero and 259,107 restricted stock units vested during the three and nine months ended June 30, 2019, respectively.
We have granted cash-settled Phantom Plan instruments under the Mueller Water Products, Inc. Phantom Plan (“Phantom Plan”). At June 30, 2019, the outstanding Phantom Plan instruments had a fair value of $9.82 per instrument and our liability for Phantom Plan instruments was $1.3 million.
We granted stock-based compensation awards under the 2006 Stock Plan, the Mueller Water Products, Inc. 2006 Employee Stock Purchase Plan and the Phantom Plan during the nine months ended June 30, 2019 as follows.

	Number granted	Weighted average grant date fair value per instrument	Total grant date fair value (in millions)
Quarter ended December 31, 2018:
Restricted stock units	147,409	$10.53	$1.6
Employee stock purchase plan instruments	45,464	2.30	0.1
Phantom Plan awards	168,380	10.53	1.8
PRSUs: 2019 award	110,595	10.53	1.2
2018 award	49,236	10.53	0.5
2017 award	31,229	10.53	0.3

Quarter ended March 31, 2019:
Restricted stock units	76,919	9.35	0.7
Employee stock purchase plan instruments	43,139	2.50	0.1

Quarter ended June 30, 2019:
Restricted stock units	4,854	9.27	—
Employee stock purchase plan instruments	42,890	1.88	0.1
			$6.4

Operating income included stock-based compensation expense of $1.4 million and $1.2 million during the three months ended June 30, 2019 and 2018, respectively, and $4.2 million and $5.3 million during the nine months ended June 30, 2019 and 2018, respectively. At June 30, 2019, there was approximately $7.7 million of unrecognized compensation expense related to stock-based compensation arrangements and there were 264,936 PRSUs that have been awarded for the 2020 and 2021 performance periods for which performance goals have not been set.
We excluded 202,245 and 213,599 of stock-based compensation instruments from the calculations of diluted earnings per share for the quarters ended June 30, 2019 and 2018, respectively, and 167,775 and 245,033 for the nine months ended June 30, 2019 and 2018, respectively, since their inclusion would have been antidilutive.

Note 9.	Supplemental Balance Sheet Information
Selected supplemental balance sheet information is presented below.

	June 30,	September 30,
	2019	2018
	(in millions)
Inventories:
Purchased components and raw material	$98.4	$81.6
Work in process	45.9	37.8
Finished goods	52.9	37.2
	$197.2	$156.6

Other current assets:
Maintenance and repair tooling	$4.0	$3.5
Income taxes	10.7	1.6
Other	19.8	12.4
	$34.5	$17.5

Property, plant and equipment:
Land	$5.5	$5.4
Buildings	59.7	55.9
Machinery and equipment	338.3	311.4
Construction in progress	54.6	22.2
	458.1	394.9
Accumulated depreciation	(267.1)	(244.0)
	$191.0	$150.9
Other current liabilities:
Compensation and benefits	$27.5	$31.7
Customer rebates	8.1	9.7
Taxes other than income taxes	3.8	3.3
Warranty	7.1	6.0
Income taxes	0.2	7.6
Environmental	1.2	1.2
Interest	1.2	8.0
Restructuring	1.8	0.9
Walter Energy Accrual	38.4	—
Other	11.6	8.0
	$100.9	$76.4

Note 10.	Segment Information
Summarized financial information for our segments is presented below.

	Three months ended		Nine months ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in millions)
Net sales, excluding intercompany:
Infrastructure	$250.2	$224.1	$636.3	$595.3
Technologies	24.1	26.1	64.8	66.4
	$274.3	$250.2	$701.1	$661.7
Operating income (loss):
Infrastructure	$60.6	$57.0	$131.6	$130.0
Technologies	(2.2)	(16.1)	(9.5)	(24.7)
Corporate	(11.2)	(10.3)	(36.8)	(24.1)
	$47.2	$30.6	$85.3	$81.2
Depreciation and amortization:
Infrastructure	$11.3	$9.2	$32.8	$27.7
Technologies	2.0	1.5	5.9	4.4
Corporate	—	0.1	0.1	0.2
	$13.3	$10.8	$38.8	$32.3
Strategic reorganization and other charges:
Infrastructure	$—	$—	$1.1	$0.1
Technologies	—	—	—	0.1
Corporate	2.5	2.6	11.5	8.2
	$2.5	$2.6	$12.6	$8.4
Capital expenditures:
Infrastructure	$18.9	$10.7	$46.7	$21.8
Technologies	1.8	2.0	4.5	5.0
Corporate	1.7	(0.2)	1.7	0.1
	$22.4	$12.5	$52.9	$26.9
Infrastructure disaggregated net revenues:
Central	$58.8	$55.8	$154.1	$149.3
Northeast	52.0	39.1	134.8	105.6
Southeast	41.3	45.0	117.2	127.7
West	63.8	54.5	159.1	148.7
United States	215.9	194.4	565.2	531.3
Canada	24.1	25.2	49.3	53.1
Other international locations	10.2	4.5	21.8	10.9
	$250.2	$224.1	$636.3	$595.3
Technologies disaggregated net revenues:
Central	$6.6	$3.9	$20.5	$11.4
Northeast	5.5	4.5	12.3	13.8
Southeast	8.0	13.2	21.7	28.8
West	2.3	3.2	6.6	8.6
United States	22.4	24.8	61.1	62.6
Canada	0.5	0.8	0.8	1.3
Other international locations	1.2	0.5	2.9	2.5
	$24.1	$26.1	$64.8	$66.4

Note 11.	Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss is presented below.

	Pension, net of tax	Foreign currency translation	Total
	(in millions)
Balance at September 30, 2018	$(26.5)	$(6.3)	$(32.8)
Current period other comprehensive income (loss)	2.3	3.4	$5.7
Balance at June 30, 2019	$(24.2)	$(2.9)	$(27.1)

Note 12.	Commitments and Contingencies
We are involved in various legal proceedings that have arisen in the normal course of operations, including the proceedings summarized below. We provide for costs relating to these matters when a loss is probable and the amount is reasonably estimable. Administrative costs related to these matters are expensed as incurred. The effect of the outcome of these matters on our financial statements cannot be predicted with certainty as any such effect depends on the amount and timing of the resolution of such matters, and potential insurance coverage. Other than the litigation described below, we do not believe that any of our outstanding litigation would have a material adverse effect on our business or prospects.
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
The purchaser of U.S. Pipe has been identified as a “potentially responsible party” (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act in connection with a former manufacturing facility operated by U.S. Pipe that was in the vicinity of a proposed Superfund site located in North Birmingham, Alabama. Under the terms of the acquisition agreement relating to our sale of U.S. Pipe, we agreed to indemnify the purchaser for certain environmental liabilities, including those arising out of the former manufacturing site in North Birmingham. Accordingly, the purchaser tendered the matter to us for indemnification, which we accepted. Ultimate liability for the site will depend on many factors that have not yet been determined, including the determination of EPA’s remediation costs, the number and financial viability of the other PRPs (there are four other PRPs currently) and the determination of the final allocation of the costs among the PRPs. Accordingly, because the amount of such costs cannot be reasonably estimated at this time, no amounts had been accrued for this matter at June 30, 2019.

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
After extensive work and discussions with the IRS, the Department of Justice, the Walter Energy bankruptcy trustee, and other involved parties and experts, the IRS has provided us with a $37.4 million calculation of the tax liability emanating from the activities of certain businesses of our former parent, Walter Energy (“Walter Tax Liability”; also see Item 3 - Legal Proceedings and Item 1A - Risk Factors in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018 for additional details regarding the issues associated with the Walter Tax Liability). The IRS calculation includes interest amounts calculated through January 31, 2019 and these interest amounts will continue to accrue until the matter is finalized. Accordingly, for the quarter ended December 31, 2018, we recorded a $37.4 million accrual (“Walter Energy Accrual”) related to the Walter Tax Liability. During the quarters ended March 31, 2019 and June 30, 2019, we recorded accruals of $0.5 million and $0.5 million, respectively, for additional accrued interest. At June 30, 2019, the Walter Energy Accrual consisted of approximately $7 million in unpaid taxes and approximately $31 million of related interest.
While our previous activities and tax positions were not the source of the Walter Tax Liability, since we were a member of the Walter Energy consolidated tax group in certain historic periods, under federal law, each member of a consolidated group for U.S. federal income tax purposes can be severally liable for the federal income tax liability of each other member of the consolidated group for any year in which it was a member of the consolidated tax group. Thus, we recorded the Walter Energy Accrual due to the operation of several liability under federal law. We are continuing to work with other parties involved in this matter in an effort to negotiate a settlement with respect to the Walter Tax Liability, but there can be no assurance that we will be able to reach a resolution with the parties involved in this matter. Relatedly, we filed a proof of claim in the Ditech Financial LLC (“Ditech”) bankruptcy proceeding in the United States Bankruptcy Court for the Southern District of New York seeking contribution from Ditech for the Walter Tax Liability. We have no ability to predict the outcome of such proceeding.

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
Mass Shooting Event at our Henry Pratt Facility in Aurora, Illinois. On February 15, 2019, we experienced a mass shooting event at our Henry Pratt facility in Aurora, Illinois, in which five employees were killed and one employee and six law enforcement officers were injured. Various workers’ compensation claims arising from the event have been made to date, and we anticipate that additional claims may be made, and that liability under such claims, if any, is not expected to have a material adverse effect on our results of operations or cash flows. However, the possibility of other legal proceedings, and any related effects, arising from this event cannot be predicted with certainty.
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
On July 24, 2019 , our board of directors declared a dividend of $0.0525 per share on our common stock, payable on or about August 20, 2019 to stockholders of record at the close of business on August 9, 2019.

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
We expect our two primary end markets, repair and replacement of water infrastructure, driven by municipal spending, and new water infrastructure installation, driven by residential construction, to grow in the second half of 2019. However, in July 2019, Blue Chip Economic Indicators forecasted a 1% decrease in housing starts for calendar 2019 compared to the prior year.
Infrastructure
Infrastructure announced price increases on valves, hydrants and gas products effective in January and February 2019 for its Canadian and U.S. markets, respectively. We believe that some customers accelerated orders prior to the effective date of the price increases.
On December 3, 2018, we completed our acquisition of Krausz Development Ltd. and subsidiaries (“Krausz”), a manufacturer of pipe couplings, grips and clamps with operations in the United States and Israel, for $140.7 million, net of cash acquired, including the assumption and simultaneous repayment of certain debt of $13.2 million. The purchase agreement provides for customary final adjustments, including a net working capital adjustment, which we expect to occur in 2019. Annual sales for Krausz in calendar 2017 were approximately $43.0 million. We include financial results of Krausz in our consolidated financial statements on a one-month lag.
Technologies
The municipal market is the key end market for Technologies. The businesses in Technologies are project-oriented and depend on customer adoption of their technology-based products and services. Mueller Systems is benefiting from its growth strategy focused on the AMI segment of the market.

Results of Operations
Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

	Three months ended June 30, 2019
	Infrastructure	Technologies	Corporate	Total
	(in millions)
Net sales	$250.2	$24.1	$—	$274.3
Gross profit	$92.7	$4.5	$—	$97.2
Operating expenses:
Selling, general and administrative	32.1	6.7	8.7	47.5
Strategic reorganization and other charges	—	—	2.5	2.5
	32.1	6.7	11.2	50.0
Operating income (loss)	$60.6	$(2.2)	$(11.2)	47.2
Non-operating expenses:
Pension costs (benefits) other than service				(0.1)
Interest expense, net				4.2
Walter Energy Accrual				0.5
Income before income taxes				42.6
Income tax expense				8.9
Net income				$33.7

	Three months ended June 30, 2018
	Infrastructure	Technologies	Corporate	Total
	(in millions)
Net sales	$224.1	$26.1	$—	$250.2
Gross profit (loss)	$83.4	$(8.9)	$—	$74.5
Operating expenses:
Selling, general and administrative	26.4	7.2	7.7	41.3
Strategic reorganization and other charges	—	—	2.6	2.6
	26.4	7.2	10.3	43.9
Operating income (loss)	$57.0	$(16.1)	$(10.3)	30.6
Pension costs (benefits) other than service				0.2
Interest expense, net				5.3
Loss on early extinguishment of debt				6.2
Gain on settlement of interest rate swap contracts				(2.4)
Income before income taxes				21.3
Income tax expense				6.0
Net income				$15.3
Consolidated Analysis
Net sales for the quarter ended June 30, 2019 increased 9.6% or $24.1 million to $274.3 million from $250.2 million primarily due to Krausz sales, as well as higher pricing and shipment volumes.
Gross profit for the quarter ended June 30, 2019 increased $22.7 million to $97.2 million from $74.5 million in the prior year period, which included a $14.1 million specific warranty charge, primarily due to increased net sales, which was partially offset by higher costs associated with inflation, manufacturing performance and $2.3 million of Krausz inventory fair value step-up. Incremental tariffs and labor inflation were the most significant components of inflation; material costs increased approximately 1% percent year over year in the quarter. Gross margin was 35.4% for the quarter ended June 30, 2019 compared to 29.8% in the prior year period.
Selling, general and administrative expenses (“SG&A”) for the quarter ended June 30, 2019 increased to $45.7 million from $41.3 million in the prior year period due primarily to the inclusion of Krausz’s SG&A expenses. SG&A as a percentage of net sales was 17.3% and 16.5% in the quarters ended June 30, 2019 and 2018, respectively.

Strategic reorganization and other charges were $2.5 million in the quarter ended June 30, 2019 and were $2.6 million in the prior year period.
Interest expense, net declined $1.1 million in the quarter ended June 30, 2019 compared to the prior year period primarily as a result of capitalized interest. The components of interest expense, net are provided below.

	Three months ended
	June 30,
	2019	2018
	(in millions)
Notes	$6.2	$1.3
Term Loan	—	4.5
Deferred financing costs amortization	0.3	0.4
ABL Agreement	0.1	0.2
Capitalized interest	(1.2)	—
Other interest expense	(0.6)	0.1
	4.8	6.5
Interest income	(0.6)	(1.2)
Interest expense, net	$4.2	$5.3
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
The reconciliation between the U.S. federal statutory income tax rate and the effective tax rate is presented below.

	Three months ended
	June 30,
	2019	2018
U.S. federal statutory income tax rate	21.0%	24.5%
Adjustments to reconcile to the effective tax rate:
State income taxes, net of federal benefit	4.5	4.8
Excess tax (benefits) related to stock compensation	(0.3)	(0.2)
Domestic production activities deduction	—	(1.7)
Tax credits	(1.2)	(1.1)
Global Intangible Low-taxed Income	0.6	—
Reversal of uncertain tax positions	(5.2)	—
Other	1.9	1.9
	21.3%	28.2%
Walter Energy accrual	(0.4)	—
Effective income tax rate	20.9%	28.2%
Segment Analysis
Infrastructure
Net sales for the quarter ended June 30, 2019 increased 11.6% to $250.2 million compared to $224.1 million in the prior year period due to $12.5 million of Krausz net sales as well as higher pricing and shipment volumes.
Gross profit for the quarter ended June 30, 2019 increased to $92.7 million from $83.4 million in the prior year period due to increased net sales, partially offset by inflation and $2.3 million of Krausz inventory fair value step-up. Gross margin was 37.1% for the quarter ended June 30, 2019 compared to 37.2% in the prior year period.
SG&A for the quarter ended June 30, 2019 increased to $32.1 million from $26.4 million in the prior year period. This increase was primarily due to the inclusion of Krausz’s SG&A expenses. SG&A as a percentage of net sales was 12.8% and 11.8% for the quarters ended June 30, 2019 and 2018, respectively.

Technologies
Net sales in the quarter ended June 30, 2019 decreased to $24.1 million from $26.1 million in the prior year period, driven by lower volumes at Metrology, which were partially offset by sales growth at Echologics.
Gross profit in the quarter ended June 30, 2019 increased to $4.5 million compared to a loss of $8.9 million in the prior year period, which included a specific warranty charge of $14.1 million.
SG&A decreased to $6.7 million in the quarter ended June 30, 2019 compared to $7.2 million in the prior year period due to reduced marketing and personnel-related expenses. SG&A as a percentage of net sales was 27.8% and 27.6% for the quarters ended June 30, 2019 and 2018, respectively.
Corporate
SG&A was $8.7 million in the quarter ended June 30, 2019 and was $7.7 million in the prior year period.
Nine Months Ended June 30, 2019 Compared to Nine Months Ended June 30, 2018

	Nine months ended June 30, 2019
	Infrastructure	Technologies	Corporate	Total
	(in millions)
Net sales	$636.3	$64.8	$—	$701.1
Gross profit	$221.4	$10.7	$—	$232.1
Operating expenses:
Selling, general and administrative	88.7	20.2	25.3	134.2
Strategic reorganization and other charges	1.1	—	11.5	12.6
	89.8	20.2	36.8	146.8
Operating income (loss)	$131.6	$(9.5)	$(36.8)	85.3
Non-operating expenses:
Pension costs other than service				0.8
Interest expense, net				15.6
Walter Energy Accrual				38.4
Income before income taxes				30.5
Income tax expense				6.9
Net income				$23.6

	Nine months ended June 30, 2018
	Infrastructure	Technologies	Corporate	Total
	(in millions)
Net sales	$595.3	$66.4	$—	$661.7
Gross profit (loss)	$207.3	$(2.9)	$—	$204.4
Operating expenses:
Selling, general and administrative	77.2	21.7	24.9	123.8
Gain on sale of idle property	—	—	(9.0)	(9.0)
Strategic reorganization and other charges	0.1	0.1	8.2	8.4
	77.3	21.8	24.1	123.2
Operating income (loss)	$130.0	$(24.7)	$(24.1)	81.2
Pension costs other than service				0.7
Interest expense, net				15.7
Loss on early extinguishment of debt				6.2
Gain on settlement of interest rate swap contracts				(2.4)
Income before income taxes				61.0
Income tax benefit				(19.6)
Net income				$80.6

Consolidated Analysis
Net sales for the nine months ended June 30, 2019 increased 6.0% or $39.4 million to $701.1 million from $661.7 million driven primarily by Krausz net sales and higher pricing at Infrastructure, which were offset by lower volume at Infrastructure and Technologies.
Gross profit for the nine months ended June 30, 2019 increased $27.7 million to $232.1 million from $204.4 million in the prior year period, which included a $14.1 million specific warranty charge, primarily due to increased net sales and improved manufacturing performance, which were partially offset by higher material and freight costs and the effect of tariffs as well as $4.5 million of Krausz inventory fair value step-up. Gross margin was 33.1% for the nine months ended June 30, 2019 compared to 30.9% in the prior year period.
Selling, general and administrative expenses (“SG&A”) for the nine months ended June 30, 2019 increased to $134.2 million from $123.8 million in the prior year period due primarily to the inclusion of Krausz’s SG&A and personnel-related expense. SG&A as a percentage of net sales was 19.1% and 18.7% in the nine months ended June 30, 2019 and 2018, respectively.
Interest expense, net was $15.6 million and $15.7 million in the nine months ended June 30, 2019 and 2018, respectively. The components of interest expense, net are provided below.

	Nine months ended
	June 30,
	2019	2018
	(in millions)
Notes	$18.6	$1.3
Term Loan	—	14.4
Interest rate swap contracts	—	0.6
Deferred financing costs amortization	0.9	1.3
ABL Agreement	0.4	0.6
Capitalized interest	(1.2)	—
Other interest expense	(0.3)	0.4
	18.4	18.6
Interest income	(2.8)	(2.9)
Interest expense, net	$15.6	$15.7
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
For the nine months ended June 30, 2019, we reported net income tax expense of $6.9 million, which included a $7.8 million benefit related to the Walter Energy Accrual as well as a benefit of $0.6 million related to the finalization of the impact of the one-time transition tax. The reconciliation between the U.S. federal statutory income tax rate and the effective tax rate is presented below.

	Nine months ended
	June 30,
	2019	2018
U.S. federal statutory income tax rate	21.0%	24.5%
Adjustments to reconcile to the effective tax rate:
State income taxes, net of federal benefit	5.6	4.5
Excess tax (benefits) related to stock compensation	(1.4)	(1.2)
Domestic production activities deduction	—	(1.6)
Tax credits	(2.7)	(1.0)
Global Intangible Low-taxed Income	1.2	—
Reversal of uncertain tax positions	(7.2)	—
Other	3.6	0.2
	20.0%	25.4%
Walter Energy Accrual	4.6	—
Transition tax (benefit) expense	(1.9)	12.3
Remeasurement of deferred tax items	—	(69.8)
Effective income tax rate	22.7%	(32.1)%
Segment Analysis
Infrastructure
Net sales for the nine months ended June 30, 2019 increased 6.9% to $636.3 million compared to $595.3 million in the prior year period, primarily due to $23.0 million in Krausz net sales as well as higher pricing.
Gross profit for the nine months ended June 30, 2019 increased to $221.4 million from $207.3 million in the prior year period primarily due to increased net sales and improved manufacturing performance, partially offset by higher material and freight costs, the effect of tariffs and Krausz inventory fair value step-up. Gross margin was 34.8% for both the nine months ended June 30, 2019 and the prior year period.
SG&A for the nine months ended June 30, 2019 increased to $88.7 million from $77.2 million in the prior year period. This increase was primarily due to the inclusion of Krausz’s SG&A and higher personnel-related expenses. SG&A was 13.9% and 13.0% of net sales for the nine months ended June 30, 2019 and 2018, respectively.
Technologies
Net sales in the nine months ended June 30, 2019 decreased to $64.8 million from $66.4 million in the prior year period primarily driven by lower volumes at Echologics.
Gross profit in the nine months ended June 30, 2019 increased to $10.7 million compared to a loss of $2.9 million in the prior year period, which included a specific warranty charge of $14.1 million. Gross margin was 16.5% in the nine months ended June 30, 2019 compared to negative 4.4% in the prior year period.
SG&A decreased to $20.2 million in the nine months ended June 30, 2019 compared to $21.7 million in the prior year period due to reduced marketing and personnel-related expenses. SG&A decreased to 31.2% of net sales for the nine months ended June 30, 2019 from 32.7% of net sales in the prior year period.
Corporate
SG&A was $25.3 million in the nine months ended June 30, 2019 compared to $24.9 million in the prior year period.

Liquidity and Capital Resources
We had cash and cash equivalents of $140.7 million at June 30, 2019 and $136.4 million of additional borrowing capacity under our ABL Agreement, based on June 30, 2019 data. Undistributed earnings from our subsidiaries in Canada, China, and Israel are considered to be permanently invested outside the United States. At June 30, 2019, cash and cash equivalents included $13.1 million, $6.0 million and $13.1 million in Canada, China and Israel, respectively.
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
We repurchased shares of our common stock for $10.0 million during the quarter ended June 30, 2019, and have $150 million remaining on our share repurchase authorization.
The ABL Agreement and Notes contain customary representations and warranties, covenants and provisions governing an event of default.  The covenants restrict our ability to engage in certain specified activities, including but not limited to the payment of dividends and the redemption of our common stock.
Cash flows from operating activities are categorized below.

	Nine months ended
	June 30,
	2019	2018
	(in millions)
Collections from customers	$704.0	$660.5
Disbursements, other than interest and income taxes	(635.6)	(576.2)
Interest payments, net	(23.2)	(10.2)
Income tax payments, net	(27.4)	(4.0)
Cash provided by operating activities	$17.8	$70.1
Collections from customers were higher during the nine months ended June 30, 2019 compared to the prior year period primarily due increased sales as well as collections of acquired Krausz receivables.
Increased disbursements, other than interest and income taxes, during the nine months ended June 30, 2019 reflect increased expenses, differences in the timing of expenditures and payments of acquired Krausz payables.
Capital expenditures were $52.9 million in the nine months ended June 30, 2019 compared to $26.9 million in the prior year period as we accelerated investments in our manufacturing capabilities, particularly in our large casting foundry. We estimate 2019 capital expenditures will be approximately $80 million, subject to an ongoing evaluation of additional investment opportunities.
We anticipate that our existing cash, cash equivalents and borrowing capacity combined with our expected operating cash flows will be sufficient to meet our anticipated operating expenses, income tax payments, capital expenditures and debt service obligations as they become due through June 30, 2020. However, our ability to make these payments will depend partly upon our future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control.
ABL Agreement
At June 30, 2019, the ABL Agreement consisted of a revolving credit facility for up to $175 million of revolving credit borrowings, swing line loans and letters of credit. The ABL Agreement permits us to increase the size of the credit facility by an additional $150 million in certain circumstances subject to adequate borrowing base availability. We may borrow up to $25 million through swing line loans and may have up to $60 million of letters of credit outstanding.
Borrowings under the ABL Agreement bear interest at a floating rate equal to LIBOR, plus a margin ranging from 125 to 150 basis points, or a base rate, as defined in the ABL Agreement, plus a margin ranging from 25 to 50 basis points. At June 30, 2019, the applicable LIBOR-based margin was 125 basis points.
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
5.5% Senior Unsecured Notes
On June 12, 2018, we privately issued $450.0 million of Senior Unsecured Notes (“Notes”), which mature in June 2026 and bear interest at 5.5%, paid semi-annually. Substantially all of our U.S. subsidiaries guarantee the Notes, which are subordinate to borrowings under the ABL. Based on quoted market prices, the outstanding Notes had a fair value of $465.8 million at June 30, 2019.
An indenture securing the Notes (“Indenture”) contains customary covenants and events of default, including covenants that limit our ability to incur debt, pay dividends and make investments. We believe we were compliant with these covenants at June 30, 2019 and expect to remain in compliance through June 30, 2020.
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
Off-Balance Sheet Arrangements
We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose” entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, at June 30, 2019 we did not have any undisclosed borrowings, debt, derivative contracts or synthetic leases. Therefore, we were not exposed to any financing, liquidity, market or credit risk that could have arisen had we engaged in such relationships.
We use letters of credit and surety bonds in the ordinary course of business to ensure the performance of contractual obligations. At June 30, 2019, we had $15.7 million of letters of credit and $22.5 million of surety bonds outstanding.
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
During the quarter ended June 30, 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls can prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. There are inherent limitations in all control systems, including the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of one or more persons. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and, while our disclosure controls and procedures are designed to be effective under circumstances where they should reasonably be expected to operate effectively, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in any control system, misstatements due to error or fraud may occur and not be detected.

PART II OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
Refer to the information provided in Note 12. to the Notes to the Condensed Consolidated Financial Statements presented in Item 1 of Part I of this report.

Item 1A.	RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in PART I, “Item 1A. RISK FACTORS” in our Annual Report and Quarterly Reports, each of which could materially affect our business, financial condition or operating results. These described risks are not the only risks facing us. Additional risks and uncertainties not known to us or that we deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the quarter ended June 30, 2019, no shares were surrendered to us to pay the tax withholding obligations of participants in connection with the lapsing of restrictions on restricted stock units. We repurchased $10.0 million in shares of our common stock during the quarter ended June 30, 2019 under our share repurchase authorization, and we have $150 million remaining under this authorization, as follows.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs (in millions)
April 1-30, 2019	—	$—	—	160.0
May 1-31, 2019	1,074,234	9.29	1,074,234	150.0
June 1-30, 2019	—	—	—	150.0
Total	1,074,234	$9.29	1,074,234	150.0

Item 6.	EXHIBITS

Exhibit No.	Document
3.1*	MWP Revised Code of Conduct
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in XBRL (Extensible Business Reporting Language), (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Other Comprehensive Loss, (iv) the Condensed Consolidated Statements of Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements.

*     Filed with this quarterly report

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MUELLER WATER PRODUCTS, INC.
Date:	August 6, 2019	By:	/s/ Michael S. Nancarrow
Michael S. Nancarrow
Chief Accounting Officer