Form 10-Q
period 2019-12-31
Mueller Water Products, Inc.
filed 2020-02-05
CIK 1350593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2019
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
There were 158,035,863 shares of $0.01 par value common stock of the registrant outstanding at January 31, 2020, which trade under the ticker symbol MWA on the New York Stock Exchange.

PART I
Item 1.  FINANCIAL STATEMENTS
MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31,	September 30,
	2019	2019
	(in millions, except share amounts)
Assets:
Cash and cash equivalents	$136.8	$176.7
Receivables, net	132.1	172.8
Inventories	212.9	191.4
Other current assets	25.7	26.0
Total current assets	507.5	566.9
Property, plant and equipment, net	224.5	217.1
Goodwill	97.5	95.7
Intangible assets	428.0	433.7
Other noncurrent assets	51.5	23.9
Total assets	$1,309.0	$1,337.3

Liabilities and equity:
Current portion of long-term debt	$0.9	$0.9
Accounts payable	58.6	84.6
Other current liabilities	63.9	93.0
Total current liabilities	123.4	178.5
Long-term debt	445.5	445.4
Deferred income taxes	89.5	87.9
Other noncurrent liabilities	55.6	33.2
Total liabilities	714.0	745.0

Commitments and contingencies (Note 13.)

Common stock: 600,000,000 shares authorized; 157,889,045 and 157,462,140 shares outstanding at December 31, 2019 and September 30, 2019, respectively	1.6	1.6
Additional paid-in capital	1,401.3	1,410.7
Accumulated deficit	(775.9)	(786.2)
Accumulated other comprehensive loss	(32.0)	(36.0)
Total Company stockholders’ equity	595.0	590.1
Noncontrolling interest	—	2.2
Total equity	595.0	592.3
Total liabilities and equity	$1,309.0	$1,337.3

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended
	December 31,
	2019	2018
	(in millions, except per share amounts)
Net sales	$212.6	$192.8
Cost of sales	140.0	132.7
Gross profit	72.6	60.1
Operating expenses:
Selling, general and administrative	49.9	41.0
Strategic reorganization and other charges	2.4	3.2
Total operating expenses	52.3	44.2
Operating income	20.3	15.9
Other expenses (income):
Pension costs (benefits) other than service	(0.7)	(0.1)
Interest expense, net	7.4	5.5
Walter Energy Accrual	0.2	37.4
Net other expense	6.9	42.8
Income (loss) before income taxes	13.4	(26.9)
Income tax expense (benefit)	3.1	(5.9)
Net income (loss)	$10.3	$(21.0)

Net income (loss) per share:
Basic	$0.07	$(0.13)
Diluted	$0.06	$(0.13)

Weighted average shares outstanding:
Basic	157.7	157.7
Diluted	158.7	158.8

Dividends declared per share	$0.0525	$0.0500

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three months ended
	December 31,
	2019	2018
	(in millions)
Net income (loss)	$10.3	$(21.0)
Other comprehensive income (loss):
Pension	0.7	0.5
Income tax effects	(0.2)	(0.1)
Foreign currency translation	3.5	(1.2)
	4.0	(0.8)
Comprehensive income (loss)	$14.3	$(21.8)

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	Three months ended
	December 31,
	2019	2018
	(in millions)
Common stock
Balance, beginning of period	$1.6	$1.6
Change in common stock at par value	—	—
Balance, end of period	1.6	1.6

Additional paid-in-capital
Balance, beginning of period	1,410.7	1,444.5
Dividends declared	(8.3)	(7.9)
Buyout of noncontrolling interest	(3.2)	—
Shares retained for employee taxes	(0.7)	(1.2)
Stock-based compensation	1.3	1.7
Stock issued under stock compensation plan	1.4	3.1
Balance, end of period	1,401.3	1,440.2

Accumulated deficit
Balance, beginning of period	(786.2)	(850.0)
Net income (loss)	10.3	(21.0)
Balance, end of period	(775.9)	(871.0)

Accumulated other comprehensive income (loss)
Balance, beginning of period	(36.0)	(32.8)
Other comprehensive income (loss)	4.0	(0.8)
Balance, end of period	(32.0)	(33.6)

Noncontrolling interest
Balance, beginning of period	2.2	1.5
Acquisition of joint venture partner’s interest	(2.2)	—
Net income	—	0.2
Balance, end of period	—	1.7

Total stockholders' equity	$595.0	$538.9

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended
	December 31,
	2019	2018
	(in millions)
Operating activities:
Net income (loss)	$10.3	$(21.0)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	7.0	6.1
Amortization	7.0	6.0
Stock-based compensation	1.3	1.7
Retirement plans	0.7	0.3
Deferred income taxes	1.0	(2.2)
Other, net	(0.4)	1.2
Changes in assets and liabilities:
Receivables	41.0	57.7
Inventories	(21.0)	(21.9)
Other assets	3.6	(3.5)
Accounts payable	(26.0)	(32.0)
Walter Energy Accrual	(22.0)	37.4
Other current liabilities	(12.8)	(12.2)
Long-term liabilities	(2.1)	(7.7)
Net cash (used in) provided by operating activities	(12.4)	9.9
Investing activities:
Business acquisitions, net of cash received	—	(123.0)
Capital expenditures	(15.2)	(15.9)
Proceeds from sales of assets	0.1	—
Net cash used in investing activities	(15.1)	(138.9)
Financing activities:
Dividends	(8.3)	(7.9)
Repayment of Krausz debt	—	(13.2)
Acquisition of joint venture partner’s interest	(5.2)	—
Employee taxes related to stock-based compensation	(0.7)	(1.2)
Common stock issued	1.4	3.1
Other	—	0.4
Net cash used in financing activities	(12.8)	(18.8)
Effect of currency exchange rate changes on cash	0.4	(0.5)
Net change in cash and cash equivalents	(39.9)	(148.3)
Cash and cash equivalents at beginning of period	176.7	347.1
Cash and cash equivalents at end of period	$136.8	$198.8

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2019
Note 1.Organization
Mueller Water Products, Inc., a Delaware corporation, together with its consolidated subsidiaries, operates in two business segments: Infrastructure and Technologies. Infrastructure manufactures valves for water and gas systems, including butterfly, iron gate, tapping, check, knife, plug and ball valves, as well as dry-barrel and wet-barrel fire hydrants and a broad line of pipe connection and repair products, such as clamps and couplings used to repair leaks. Technologies offers metering systems, leak detection, pipe condition assessment and other related smart-enabled products and services. The “Company,” “we,” “us” or “our” refer to Mueller Water Products, Inc. and its subsidiaries. With regard to the Company’s segments, “we,” “us” or “our” may also refer to the segment being discussed.
In July 2014, Infrastructure acquired a 49% ownership interest in an industrial valve joint venture for $1.7 million. Due to substantive control features in the operating agreement, all of the joint venture’s assets, liabilities and results of operations were included in our consolidated financial statements. We included an adjustment for the income attributable to the noncontrolling interest in selling, general and administrative expenses. Infrastructure acquired the remaining 51% interest in the business on October 3, 2019.
On December 3, 2018, we completed our acquisition of Krausz Development Ltd. and subsidiaries (“Krausz”). We include the financial statements of Krausz in our consolidated financial statements on a one-month lag. For the quarter ended December 31, 2018, the consolidated statements of operations and of cash flows exclude the results of Krausz’s operations. Refer to Note 2. for additional disclosures related to the acquisition.
Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which require us to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses and the disclosure of contingent assets and liabilities for the reporting periods. Actual results could differ from those estimates. All significant intercompany balances and transactions have been eliminated. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2019. In our opinion, all normal and recurring adjustments that we consider necessary for a fair financial statement presentation have been made. The condensed consolidated balance sheet data at September 30, 2019 was derived from audited financial statements, but it does not include all disclosures required by GAAP.
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
In 2014, the Financial Accounting Standards Board (“FASB”) issued new guidance for the recognition of revenue and requiring additional financial statement disclosures.  On October 1, 2018, we adopted the new guidance related to revenue recognition from contracts with customers using the modified retrospective approach and no transition adjustment was required. See Note 3. for more information regarding our adoption of this guidance.
In 2016, FASB issued new guidance for the recognition of lease assets and lease liabilities for those leases currently referred to as operating leases and requiring additional financial statement disclosures. On October 1, 2019, we adopted the new guidance related to leases using the modified retrospective transition method. See Note 4. for more information regarding our adoption of this guidance.

In October 2018, we announced the move of our Middleborough, Massachusetts research and development facility to Atlanta to consolidate our resources and accelerate product innovation through creation of a research and development center of excellence for software and electronics. In November 2019, we announced the planned move of our manufacturing facility in Hammond, Indiana to our new facility in Kimball, Tennessee. Expenses incurred for these moves were primarily personnel-related and are included in strategic reorganization and other charges in the Condensed Consolidated Statements of Operations.
Activity in accrued restructuring, reported as part of other current liabilities, is presented below.

	Three months ended
	December 31,
	2019	2018
	(in millions)
Beginning balance	$1.7	$0.9
Expense accrued	0.4	2.4
Amounts paid	(0.5)	(1.1)
Ending balance	$1.6	$2.2

Note 2.  Business Combinations
Acquisition of Krausz
On December 3, 2018, we completed our acquisition of Krausz, a manufacturer of pipe couplings, grips and clamps with operations in the United States and Israel, for $140.7 million, net of cash acquired, including the assumption and simultaneous repayment of certain debt of $13.2 million. The acquisition of Krausz was financed with cash on hand.
We have recognized the assets acquired and liabilities assumed at their estimated acquisition date fair values, with the excess of the purchase price over the estimated fair values of the identifiable net assets acquired recorded as goodwill. The accounting for the business combination is considered final. During the quarter, we reduced property, plant and equipment by $0.3 million, which resulted in an increase in goodwill of $0.3 million.
The following is a summary of the fair values of the net assets acquired (in millions):

Assets, net of cash:
Receivables	$6.9
Inventories	17.0
Other current assets	0.2
Property, plant and equipment	8.1
Identified intangible assets:
Patents	32.1
Customer relationships	8.7
Tradenames	4.6
Favorable leasehold interests	2.3
Goodwill	74.7
Liabilities:
Accounts payable	(5.5)
Other current liabilities	(2.9)
Deferred income taxes	(5.5)
Fair value of assets acquired, net of liabilities assumed	140.7
Repayment of Krausz debt	(13.2)
Consideration paid to seller	$127.5
The goodwill above is attributable to the strategic opportunities and synergies that we expect to arise from the acquisition of Krausz and the value of its workforce. The goodwill is nondeductible for income tax purposes. The intangible assets of $47.7 million consist of indefinite-lived tradenames and patents, customer relationships and favorable leasehold interests with an estimated weighted average useful life of approximately 12 years. We determined the values of the intangible assets using discounted cash flow methods.

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
Disaggregation of Revenue
We disaggregate our revenues from contracts with customers by reportable segment (Note 11.) and further by geographical region as we believe this best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. Geographical region represents the location of the customer.
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
The table below represents the balances of our customer receivables and deferred revenues.

	December 31,	September 30,
	2019	2019
	(in millions)
Billed receivables	$129.2	$171.0
Unbilled receivables	5.2	4.5
Total customer receivables	$134.4	$175.5

Deferred revenues	$4.4	$4.7
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
Revenues from products and services transferred to customers at a point in time represented 98% of our revenues in the three months ended December 31, 2019 and 2018. The revenues recognized at a point in time related to the sale of our products was recognized when the obligations of the terms of our contract were satisfied, which generally occurs upon shipment, when control of the product transfers to the customer.
Revenues from products and services transferred to customers over time represented 2% of our revenues in the three months ended December 31, 2019 and 2018.

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
Costs to Obtain or Fulfill a Contract
We incur certain incremental costs to obtain a contract, which primarily relate to incremental sales commissions. Our commissions are paid based on orders and shipments and we reserve the right to claw back any commissions in case of product returns or lost collections. As the expected benefit associated with these incremental costs is one year or less based on the nature of the product sold and benefits received, we have applied a practical expedient and therefore do not capitalize the related costs and expense them as incurred, consistent with our previous accounting treatment.
Note 4. Leases
We adopted the new leasing standard utilizing the modified retrospective approach on October 1, 2019. Adoption of the new standard resulted in an increase to total assets and liabilities due to the recording of lease right-of-use assets (“ROU”) and lease liabilities related to our operating lease portfolio.
We elected the package of three practical expedients for transition, which include the carry forward of our leases without reassessing whether any contracts are leases or contain leases, lease classification and initial direct costs and applying hindsight when determining the lease term and when assessing impairment of right-of-use assets at the adoption date. This allows us to update our assessments according to new information and changes in facts and circumstances that have occurred since lease inception.
Presentation of Leases
The Company leases certain office, warehouse, manufacturing, distribution, and research and development facilities and equipment under operating leases.
Our leases have remaining lease terms of 1 year to 14 years. The terms and conditions of our leases may include options to extend or terminate the lease which are considered and included in the lease term when these options are reasonably certain of exercise.
We determine if a contract is (or contains) a lease at inception by evaluating whether the contract conveys the right to control the use of an identified asset. For all classes of leased assets, we have elected the practical expedient to account for any non-lease components in the contract together with the related lease component in the same unit of account.
ROU assets and lease liabilities are recognized in our condensed consolidated balance sheets at the commencement date based on the present value of remaining lease payments over the lease term. Additionally, ROU assets include any lease payments made at or before the commencement date, as well as any initial direct costs incurred, and are reduced by any lease incentives received. As most of our operating leases do not provide an implicit rate, we apply our incremental borrowing rate to determine the present value of remaining lease payments. Our incremental borrowing rate is determined based on information available at the commencement date of the lease.
Operating leases are included in other noncurrent assets, other current liabilities and noncurrent liabilities in our condensed consolidated balance sheets. Finance leases are included in property, plant and equipment, current portion of long-term debt and long-term debt in our condensed consolidated balance sheets.
For all classes of leased assets, we have applied an accounting policy election to exclude short-term leases from recognition in our condensed consolidated balance sheets. A short-term lease has a lease term of 12 months or less at the commencement date and does not include a purchase option that is reasonably certain of exercise. We recognize short-term lease expense in our condensed consolidated income statements on a straight-line basis over the lease term.
Our short-term lease expense for the quarter ended December 31, 2019 and short-term lease commitments at December 31, 2019 are immaterial.
We have certain lease contracts with terms and conditions that provide for variability in the payment amount based on changes in facts or circumstances occurring after the commencement date. These variable lease payments are recognized in our condensed consolidated income statements as the obligation is incurred.

At December 31, 2019, we had no material, legally-binding minimum lease payments for operating leases signed but not yet commenced. We did not have material subleases, leases that imposed significant restrictions or covenants, material related party leases or sale-leaseback arrangements.
The components of lease cost for the three months ended December 31, 2019 are presented below, in millions.

Operating lease cost	$1.6
Finance lease cost	0.3
Total lease expense	$1.9
Supplemental information related to leases for the three months ended December 31, 2019 is presented below, in millions.

Cash Flow Information:
Operating cash flows from operating leases	$1.4
Financing cash flows from finance leases	$0.3
Supplemental information related to leases as of December 31, 2019 is presented below, in millions.

Balance Sheet Information:
Right of use assets	Balance Sheet Caption
Operating leases	Other noncurrent assets	$27.2
Finance leases	Plant, property and equipment	2.0
Total right of use assets		$29.2
Lease liabilities	Balance Sheet Caption
Operating leases - current	Other current liabilities	$4.4
Operating leases - noncurrent	Other noncurrent liabilities	24.5
Finance leases - current	Current portion of long-term debt	0.9
Finance leases - noncurrent	Long-term debt	1.1
Total lease liabilities		$30.9
Additional supplemental information related to leases as of December 31, 2019 is presented below.

Lease term and discount rate:
Weighted-average remaining lease term (years):
Operating leases	8.41
Finance leases	2.63
Weighted-average interest rate:
Operating leases	5.78%
Finance leases	5.37%
Total lease liabilities at December 31, 2019 have scheduled maturities as follows:

	Operating Leases	Finance Leases
	(in millions)
2020	$4.5	$0.9
2021	5.1	0.9
2022	4.3	0.6
2023	3.9	0.2
2024	3.7	—
Thereafter	16.1	—
Total lease payments	37.6	2.6
Less: imputed interest	8.7	0.6
Present value of lease liabilities	$28.9	$2.0

Note 5. Income Taxes
The reconciliation between the U.S. federal statutory income tax rate and the effective tax rate is presented below.

	Three months ended
	December 31,
	2019	2018
U.S. federal statutory income tax rate	21.0%	21.0%
Adjustments to reconcile to the effective tax rate:
State income taxes, net of federal benefit	4.5	3.3
Excess tax (benefits) related to stock compensation	(1.5)	1.3
Tax credits	(1.1)	0.4
Global Intangible Low-taxed Income	0.1	(0.1)
Foreign income taxes	(0.7)	—
Valuation allowances	(0.7)	—
Other	1.5	(0.3)
	23.1%	25.6%
Walter Energy Accrual	(0.3)	(5.8)
Remeasurement related to tax law changes	—	2.1
Effective income tax rate	22.8%	21.9%
At December 31, 2019 and September 30, 2019, the gross liabilities for unrecognized income tax benefits were $3.5 million and $3.3 million, respectively.
Note 6. Borrowing Arrangements
The components of our long-term debt are presented below.

	December 31,	September 30,
	2019	2019
	(in millions)
5.5% Senior Notes	$450.0	$450.0
ABL Agreement	—	—
Finance leases	2.0	2.1
	452.0	452.1
Less deferred financing costs	5.6	5.8
Less current portion	0.9	0.9
Long-term debt	$445.5	$445.4
5.5% Senior Unsecured Notes. On June 12, 2018, we privately issued $450.0 million of 5.5% Senior Unsecured Notes (“Notes”), which mature in 2026 and bear interest at 5.5%. We capitalized $6.6 million of financing costs, which are being amortized over the term of the Notes using the effective interest method. Proceeds from the Notes, along with other cash, were used to repay our Term Loan. Substantially all of our U.S. subsidiaries guarantee the Notes, which are subordinate to borrowings under the ABL. Based on quoted market prices, the outstanding Notes had a fair value of $473.6 million at December 31, 2019.
ABL Agreement. At December 31, 2019, our asset based lending agreement (“ABL Agreement”) consisted of a revolving credit facility for up to $175 million of revolving credit borrowings, swing line loans and letters of credit. The ABL Agreement permits us to increase the size of the credit facility by an additional $150 million in certain circumstances subject to adequate borrowing base availability. We may borrow up to $25 million through swing line loans and we are permitted to issue up to $60 million of letters of credit.
Borrowings under the ABL Agreement bear interest at a floating rate equal to LIBOR, plus a margin ranging from 125 to 150 basis points, or a base rate, as defined in the ABL Agreement, plus a margin ranging from 25 to 50 basis points. At December 31, 2019, the applicable rate was LIBOR plus 125 basis points.

The ABL Agreement terminates on July 13, 2021. We pay a commitment fee for any unused borrowing capacity under the ABL Agreement of 25 basis points per annum. Our obligations under the ABL Agreement are secured by a first-priority perfected lien on all of our U.S. receivables and inventories, certain cash and other supporting obligations. Borrowings are not subject to any financial maintenance covenants unless excess availability is less than the greater of $17.5 million and 10% of the Loan Cap as defined in the ABL Agreement. Excess availability based on December 31, 2019 data, as reduced by outstanding letters of credit and accrued fees and expenses of $14.5 million, was $122.0 million.
Note 7. Derivative Financial Instruments
In connection with the acquisition of Singer Valve in 2017, we loaned funds to one of our Canadian subsidiaries. Although this intercompany loan has no direct effect on our consolidated financial statements, it creates exposure to currency risk for the Canadian subsidiary. To reduce this exposure, we entered into a U.S. dollar-Canadian dollar swap contract with the Canadian subsidiary and an offsetting Canadian dollar-U.S. dollar swap with a domestic bank. We have not designated these swaps as hedges and the changes in their fair values are included in earnings, where they offset the currency gains and losses associated with the intercompany loan. The values of our currency swap contracts were liabilities of $0.6 million and $0.3 million as of December 31, 2019 and September 30, 2019, respectively, and are included in other noncurrent liabilities in our Condensed Consolidated Balance Sheets.
Note 8. Retirement Plans
The components of net periodic benefit cost for our pension plans are presented below.

	Three months ended
	December 31,
	2019	2018
	(in millions)
Service cost	$0.4	$0.4
Pension costs (benefits) other than service:
Interest cost	2.8	3.5
Expected return on plan assets	(4.2)	(4.1)
Amortization of actuarial net loss	0.7	0.5
Pension costs (benefits) other than service	(0.7)	(0.1)
Net periodic (benefit) cost	$(0.3)	$0.3
The amortization of actuarial losses, net of tax, is recorded as a component of other comprehensive loss.
Note 9. Stock-based Compensation Plans
We have granted various forms of stock-based compensation, including stock options, restricted stock units, performance-based restricted stock units (“PRSUs”) and market-based restricted stock units (“MRSUs”) under our Amended and Restated 2006 Mueller Water Products, Inc. Stock Incentive Plan (the “2006 Stock Plan”).
A PRSU award consists of a number of units that may be paid out at the end of a multi-year award cycle consisting of a series of annual performance periods coinciding with our fiscal years. After we establish the financial performance targets related to PRSUs for a given performance period, typically during the first quarter of that fiscal year, we consider that portion of a PRSU award to be granted. Thus, each award consists of a grant in the year of award and grants in the designated following years. Settlements, in our common shares, will range from zero to two times the number of PRSUs granted, depending on our financial performance against the targets.
A MRSU award represents a target number of units that may be paid out at the end of a three year award cycle based on a calculation of the Company's relative total shareholder return (“TSR”) performance as compared with a selected peer group's total shareholder return. Settlements, in our common shares, will range from zero to two times the number of MRSUs granted, depending on our TSR performance versus the peer group.

The per-unit fair value of the MRSU award was $14.94, as determined using a Monte Carlo simulation with the following inputs:

December 31, 2019
Dividend yield	1.87%
Risk-free rate	1.53%
Expected term (in years)	2.83
We awarded 196,284 stock-settled PRSUs and 147,213 MRSUs in the three months ended December 31, 2019 that are scheduled to settle in 3 years.
We issued 93,647 shares and 181,065 shares of common stock during the three months ended December 31, 2019 and 2018, respectively, to settle PRSUs that vested during the periods.
In addition to the PRSU activity, 132,303 restricted stock units vested during the three months ended December 31, 2019, respectively.
We have granted cash-settled Phantom Plan instruments under the Mueller Water Products, Inc. Phantom Plan (“Phantom Plan”). At December 31, 2019, the outstanding Phantom Plan instruments had a fair value of $11.98 per instrument and our liability for Phantom Plan instruments was $1.0 million.
We granted stock-based compensation awards under the 2006 Stock Plan, the Mueller Water Products, Inc. 2006 Employee Stock Purchase Plan, and the Phantom Plan during the three months ended December 31, 2019 as follows.

	Number granted	Weighted average grant date fair value per instrument	Total grant date fair value (in millions)
Restricted stock units	162,433	$11.26	$1.8
Employee stock purchase plan instruments	39,492	1.97	0.1
Phantom Plan awards	188,973	11.26	2.1
PRSUs: 2020 award	58,040	11.26	0.7
2019 award	102,203	11.26	1.2
2018 award	44,451	11.26	0.5
MRSUs	147,213	14.94	2.2
			$8.6
Operating income included stock-based compensation expense of $1.9 million and $1.7 million during the three months ended December 31, 2019 and 2018, respectively. At December 31, 2019, there was approximately $11.8 million of unrecognized compensation expense related to stock-based compensation arrangements and there were 218,292 PRSUs that have been awarded for the 2021 and 2022 performance periods for which performance goals have not been set.
We excluded 108,976 and 165,467 of stock-based compensation instruments from the calculations of diluted earnings per share for the quarters ended December 31, 2019 and 2018, respectively, since their inclusion would have been antidilutive.

Note 10. Supplemental Balance Sheet Information
Selected supplemental balance sheet information is presented below.

	December 31,	September 30,
	2019	2019
	(in millions)
Inventories:
Purchased components and raw material	$100.2	$95.2
Work in process	44.1	43.7
Finished goods	68.6	52.5
	$212.9	$191.4

Other current assets:
Maintenance and repair tooling	$4.2	$4.2
Income taxes	3.1	4.7
Other	18.4	17.1
	$25.7	$26.0

Property, plant and equipment:
Land	$5.2	$5.2
Buildings	68.8	68.9
Machinery and equipment	368.8	362.9
Construction in progress	57.0	48.0
	499.8	485.0
Accumulated depreciation	(275.3)	(267.9)
	$224.5	$217.1
Other current liabilities:
Compensation and benefits	$20.1	$28.5
Customer rebates	10.6	8.7
Taxes other than income taxes	3.1	3.3
Warranty	6.8	6.5
Income taxes	—	0.6
Environmental	1.2	1.2
Interest	1.1	7.3
Restructuring	1.6	1.7
Walter Energy Accrual	—	22.0
Other	19.4	13.2
	$63.9	$93.0

Note 11. Segment Information
Summarized financial information for our segments is presented below.

	Three months ended
	December 31,
	2019	2018
	(in millions)
Net sales, excluding intercompany:
Infrastructure	$192.8	$172.0
Technologies	19.8	20.8
	$212.6	$192.8
Operating income (loss):
Infrastructure	$35.7	$30.9
Technologies	(2.0)	(3.7)
Corporate	(13.4)	(11.3)
	$20.3	$15.9
Depreciation and amortization:
Infrastructure	$12.0	$10.1
Technologies	2.0	2.0
Corporate	—	—
	$14.0	$12.1
Strategic reorganization and other charges:
Infrastructure	$—	$—
Technologies	—	—
Corporate	2.4	3.2
	$2.4	$3.2
Capital expenditures:
Infrastructure	$14.5	$14.8
Technologies	0.6	1.1
Corporate	0.1	—
	$15.2	$15.9
Infrastructure disaggregated net revenues:
Central	$46.5	$40.3
Northeast	41.9	37.9
Southeast	39.6	34.7
West	46.0	44.8
United States	174.0	157.7
Canada	11.6	9.9
Other international locations	7.2	4.4
	$192.8	$172.0
Technologies disaggregated net revenues:
Central	$4.7	$6.5
Northeast	6.1	3.4
Southeast	5.8	6.8
West	2.0	2.7
United States	18.6	19.4
Canada	0.6	0.2
Other international locations	0.6	1.2
	$19.8	$20.8

Note 12. Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss is presented below.

	Pension, net of tax	Foreign currency translation	Total
	(in millions)
Balance at September 30, 2019	$(36.0)	$—	$(36.0)
Current period other comprehensive income	0.5	3.5	$4.0
Balance at December 31, 2019	$(35.5)	$3.5	$(32.0)

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
The purchaser of U.S. Pipe has been identified as a “potentially responsible party” (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act in connection with a former manufacturing facility operated by U.S. Pipe that was in the vicinity of a proposed Superfund site located in North Birmingham, Alabama. Under the terms of the acquisition agreement relating to our sale of U.S. Pipe, we agreed to indemnify the purchaser for certain environmental liabilities, including those arising out of the former manufacturing site in North Birmingham. Accordingly, the purchaser tendered the matter to us for indemnification, which we accepted. Ultimate liability for the site will depend on many factors that have not yet been determined, including the determination of EPA’s remediation costs, the number and financial viability of the other PRPs (there are four other PRPs currently) and the determination of the final allocation of the costs among the PRPs. Accordingly, because the amount of such costs cannot be reasonably estimated at this time, no amounts have been accrued for this matter at December 31, 2019.

Walter Energy. We were a member of the Walter Energy, Inc (“Walter Energy”) federal tax consolidated group through December 14, 2006, at which time the Company was spun-off from Walter Energy. Until our spin-off from Walter Energy, we joined in the filing of Walter Energy’s consolidated federal income tax return for each taxable year during which we were a member of the consolidated group. As a result, we were jointly and severally liable for the federal income tax liability, if any, of the consolidated group for each of those years. In July 2015, Walter Energy filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code in the Northern District of Alabama (“Bankruptcy Case”). The Internal Revenue Service (“IRS”) alleged that Walter Energy owed substantial amounts (“Walter Tax Liability”), and on January 11, 2016, the IRS filed a proof of claim in the Bankruptcy Case, alleging that Walter Energy owed taxes, interest and penalties in an aggregate amount of $554.3 million. In the proof of claim, the IRS included an alternative calculation in an aggregate amount of $860.4 million.
On November 5, 2019, we agreed to be bound by a settlement agreement between the bankruptcy trustee in the Bankruptcy Case and the IRS to resolve the Walter Tax Liability. On November 18, 2019, the settlement agreement was approved by the U.S. Bankruptcy Court in the Northern District of Alabama. Under the terms of the settlement agreement, we contributed approximately $22.2 million to the settlement. All appeal periods have expired, and our liabilities with respect to the Walter Tax Liability have been fully resolved.
Chapman v. Mueller Water Products, et al. In 2017, our warranty analyses identified that certain Technologies radio products produced prior to 2017 and installed in particularly harsh environments had been failing at higher than expected rates. During the quarter ended March 31, 2017, we conducted additional testing of these products and revised our estimates of warranty expenses. As a result, we recorded additional warranty expense of $9.8 million in the second quarter of 2017. During the quarter ended June 30, 2018, we completed a similar analysis and determined, based on this new information, that certain other Technologies products had been failing at higher-than-expected rates as well and that the average cost to repair or replace certain products under warranty was higher than previously estimated. As a result, in the third quarter of 2018, we recorded additional warranty expense of $14.1 million associated with such products. Related to the above warranty expenses, on April 11, 2019, an alleged stockholder filed a putative class action lawsuit against Mueller Water Products, Inc. and certain of our former and current officers (collectively, the “Defendants”) in the U.S. District Court for the Southern District of New York. The proposed class consists of all persons and entities that acquired our securities between May 9, 2016 and August 6, 2018 (the “Class Period”). The complaint alleges violations of the federal securities laws, including, among other things, that we made materially false and/or misleading statements and failed to disclose material adverse facts about our business, operations, and prospects during the proposed Class Period. The plaintiff seeks compensatory damages and attorneys’ fees and costs but does not specify the amount. Accordingly, we cannot reasonably estimate the amount of any cost or liabilities related to this matter and therefore no amounts have been accrued related to this matter as of December 31, 2019. Defendants filed their motion to dismiss on November 1, 2019 and second motion to dismiss (in response to the second amended complaint filed on December 24, 2019) on January 31, 2020. We believe the allegations are without merit and intend to vigorously defend against the claims. However, the outcome of this legal proceeding cannot be predicted with certainty.
City of Jackson, MS v. Siemens Industry, Inc., et al. On or about August 22, 2013, Mueller Systems, LLC (“Mueller Systems”) entered into an agreement with Siemens Industries, Inc (“Siemens”) to provide automated meter infrastructure (“AMI”) products and services to Siemens as part of Siemens’ project for the City of Jackson, MS (the “City”). This project included products and services for the City’s water treatment plants, sewer lines and billing system, which were provided by parties other than Mueller Systems (the “Project”). On June 11, 2018, the City filed a lawsuit against Siemens and several of its contractors (excluding Mueller Systems) for multiple claims related to the Project, including claims for fraud, negligence, breach of implied warranty of good workmanship, negligent representation, civil conspiracy, unjust enrichment, breach of contract and breach of covenant of good faith and fair dealing (“Siemens Lawsuit”). In the Siemens Lawsuit, the City alleged damages in excess of $450.0 million. On November 12, 2019, the City filed an amended complaint, adding Mueller Systems as a defendant in the Siemens Lawsuit. Mueller Systems is reviewing the claims to determine the portion, if any, of the City’s alleged damages that may be related to Mueller Systems’ AMI products and services. However, there remains a high degree of uncertainty around these claims, as well as their potential effect on Mueller Systems’ future operations, earnings, cash flows and financial condition. Accordingly, at this time, it is not practicable to estimate the magnitude and timing of any possible obligations or payments.
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
Other Matters. We monitor and analyze our warranty experience and costs periodically and may revise our accruals as necessary. Critical factors in our analyses include warranty terms, specific claim situations, general incurred and projected failure rates, the nature of product failures, product and labor costs, and general business conditions.
We are party to a number of lawsuits arising in the ordinary course of business, including product liability cases for products manufactured by us or third parties. While the results of litigation cannot be predicted with certainty, we believe that the final outcome of such other litigation is not likely to have a materially adverse effect on our business or prospects.
Note 14. Subsequent Events
On January 30, 2020, our board of directors declared a dividend of $0.0525 per share on our common stock, payable on or about February 20, 2020 to stockholders of record at the close of business on February 10, 2020.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto that appear elsewhere in this report. This report contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements that address activities, events or developments that we intend, expect, plan, project, believe or anticipate will or may occur in the future are forward-looking statements. Forward-looking statements are based on certain assumptions and assessments made by us in light of our experience and perception of historical trends, current conditions and expected future developments. Actual results and the timing of events may differ materially from those contemplated by the forward-looking statements due to a number of factors, including regional, national or global political, economic, business, competitive, market and regulatory conditions and the other factors described under the section entitled “RISK FACTORS” in Item 1A. of our Annual Report on Form 10-K for the year ended September 30, 2019 and in this Quarterly Report on Form 10-Q. Undue reliance should not be placed on any forward-looking statements. The Company does not have any intention or obligation to update forward-looking statements, except as required by law.
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
Business
We estimate approximately 60-65% of our 2019 net sales were for repair and replacement directly related to municipal water infrastructure spending, approximately 25-30% were related to residential construction activity and less than 10% were related to natural gas utilities.
We expect our two primary end markets, repair and replacement of water infrastructure, driven by municipal spending, and new water infrastructure installation, driven by residential construction, to grow in the low single digits during 2020. In January 2020, Blue Chip Economic Indicators forecasted a 4% increase in housing starts for calendar 2020 compared to the prior year.
Infrastructure
On December 3, 2018, we completed our acquisition of Krausz Development Ltd. and subsidiaries (“Krausz”), a manufacturer of pipe couplings, grips and clamps with operations in the United States and Israel, for $140.7 million, net of cash acquired, including the assumption and simultaneous repayment of certain debt of $13.2 million. We include financial results of Krausz in our consolidated financial statements on a one-month lag. For the quarter ended December 31, 2018, the consolidated statements of operations and of cash flows exclude the results of Krausz’s operations.
On October 3, 2019, we acquired the noncontrolling interest of our previously existing joint venture operation for a negotiated purchase price of $5.4 million.
Technologies
The municipal market is the key end market for Technologies. The businesses in Technologies are project-oriented and depend on customer adoption of their technology-based products and services.

Results of Operations
Three Months Ended December 31, 2019 Compared to Three Months Ended December 31, 2018

	Three months ended December 31, 2019
	Infrastructure	Technologies	Corporate	Total
	(in millions)
Net sales	$192.8	$19.8	$—	$212.6
Gross profit	$68.2	$4.4	$—	$72.6
Operating expenses:
Selling, general and administrative	32.5	6.4	11.0	49.9
Strategic reorganization and other charges	—	—	2.4	2.4
	32.5	6.4	13.4	52.3
Operating income (loss)	$35.7	$(2.0)	$(13.4)	20.3
Non-operating expenses:
Pension costs (benefits) other than service				(0.7)
Interest expense, net				7.4
Walter Energy Accrual				0.2
Income before income taxes				13.4
Income tax expense				3.1
Net income				$10.3

	Three months ended December 31, 2018
	Infrastructure	Technologies	Corporate	Total
	(in millions)
Net sales	$172.0	$20.8	$—	$192.8
Gross profit	$56.8	$3.3	$—	$60.1
Operating expenses:
Selling, general and administrative	25.9	7.0	8.1	41.0
Strategic reorganization and other charges	—	—	3.2	3.2
	25.9	7.0	11.3	44.2
Operating income (loss)	$30.9	$(3.7)	$(11.3)	15.9
Pension costs (benefits) other than service				(0.1)
Interest expense, net				5.5
Walter Energy Accrual				37.4
Loss before income taxes				(26.9)
Income tax benefit				(5.9)
Net loss				$(21.0)
Consolidated Analysis
Net sales for the quarter ended December 31, 2019 increased 10.3% or $19.8 million to $212.6 million from $192.8 million primarily due to Krausz sales, as well as higher pricing and shipment volumes at Infrastructure.
Gross profit for the quarter ended December 31, 2019 increased $12.5 million to $72.6 million from $60.1 million in the prior year period, primarily due to higher pricing, product mix and the addition of Krausz, which was partially offset by higher costs associated with tariffs and inflation. Gross margin was 34.1% for the quarter ended December 31, 2019 compared to 31.2% in the prior year period.

Selling, general and administrative expenses (“SG&A”) for the quarter ended December 31, 2019 increased to $49.9 million from $41.0 million in the prior year period due primarily to the inclusion of Krausz’s SG&A expenses as well as IT-related activities, personnel-related costs and professional fees. SG&A as a percentage of net sales was 23.5% and 21.3% in the quarters ended December 31, 2019 and 2018, respectively. Krausz related expenses accounted for approximately half of the increase.
Strategic reorganization and other charges were $2.4 million in the quarter ended December 31, 2019 and were $3.2 million in the prior year period.
Interest expense, net increased $1.9 million in the quarter ended December 31, 2019 compared to the prior year period primarily due to a non-cash adjustment to capitalized interest in the quarter and decreased interest income. The components of interest expense, net are provided below.

	Three months ended
	December 31,
	2019	2018
	(in millions)
Notes	$6.2	$6.2
Deferred financing costs amortization	0.3	0.3
ABL Agreement	0.1	0.1
Capitalized interest, including adjustment	1.3	—
Other interest expense	—	0.3
	7.9	6.9
Interest income	(0.5)	(1.4)
Interest expense, net	$7.4	$5.5
The reconciliation between the U.S. federal statutory income tax rate and the effective tax rate is presented below.

	Three months ended
	December 31,
	2019	2018
U.S. federal statutory income tax rate	21.0%	21.0%
Adjustments to reconcile to the effective tax rate:
State income taxes, net of federal benefit	4.5	3.3
Excess tax (benefits) related to stock compensation	(1.5)	1.3
Tax credits	(1.1)	0.4
Global Intangible Low-taxed Income	0.1	(0.1)
Foreign income taxes	(0.7)	—
Valuation allowance	(0.7)	—
Other	1.5	(0.3)
	23.1%	25.6%
Walter Energy accrual	(0.3)	(5.8)
Transition tax	—	2.1
Effective income tax rate	22.8%	21.9%
Segment Analysis
Infrastructure
Net sales for the quarter ended December 31, 2019 increased 12.1% to $192.8 million compared to $172.0 million in the prior year period due to the inclusion of Krausz net sales as well as higher pricing and increased shipment volumes.
Gross profit for the quarter ended December 31, 2019 increased to $68.2 million from $56.8 million in the prior year period primarily due to the inclusion of Krausz gross profit and higher sales pricing. Gross margin was 35.4% for the quarter ended December 31, 2019 compared to 33.0% in the prior year period.

SG&A for the quarter ended December 31, 2019 increased to $32.5 million from $25.9 million in the prior year period. This increase was primarily due to the inclusion of Krausz’s SG&A expenses. SG&A as a percentage of net sales was 16.9% and 15.1% for the quarters ended December 31, 2019 and 2018, respectively.
Technologies
Net sales in the quarter ended December 31, 2019 decreased to $19.8 million from $20.8 million in the prior year period, driven by lower shipment volumes at Metrology, which were partially offset by higher volumes at Echologics.
Gross profit in the quarter ended December 31, 2019 increased to $4.4 million compared to $3.3 million in the prior year period.
SG&A decreased to $6.4 million in the quarter ended December 31, 2019 compared to $7.0 million in the prior year period due to reduced marketing and personnel-related expenses. SG&A as a percentage of net sales was 32.3% and 33.7% for the quarters ended December 31, 2019 and 2018, respectively.
Corporate
SG&A was $11.0 million in the quarter ended December 31, 2019 and was $8.1 million in the prior year period. This increase was primarily due to IT-related activities, personnel-related costs and professional fees.
Liquidity and Capital Resources
We had cash and cash equivalents of $136.8 million at December 31, 2019 and $122.0 million of additional borrowing capacity under our ABL Agreement based on December 31, 2019 data. Undistributed earnings from our subsidiaries in Canada, China, and Israel are considered to be permanently invested outside the United States. At December 31, 2019, cash and cash equivalents included $12.1 million, $4.3 million and $17.5 million in Canada, China and Israel, respectively.
We did not repurchase shares of our common stock during the quarter ended December 31, 2019 and have $150 million remaining on our share repurchase authorization.
The ABL Agreement and Notes contain customary representations and warranties, covenants and provisions governing an event of default.  The covenants restrict our ability to engage in certain specified activities, including but not limited to the payment of dividends and the redemption of our common stock.
Cash flows from operating activities are categorized below.

	Three months ended
	December 31,
	2019	2018
	(in millions)
Collections from customers	$253.6	$242.3
Disbursements, other than interest and income taxes	(231.4)	(220.4)
Walter Tax accrual payment	(22.2)	—
Interest payments, net	(12.0)	(11.7)
Income tax payments, net	(0.4)	(0.3)
Cash (used in) provided by operating activities	$(12.4)	$9.9
Collections from customers were higher during the three months ended December 31, 2019 compared to the prior year period primarily due to increased sales as well as collections of acquired Krausz receivables.
Increased disbursements, other than interest and income taxes, during the three months ended December 31, 2019 reflect increased expenses, differences in the timing of expenditures and payments of acquired Krausz payables. Additionally we disbursed $22.2 million related to the final settlement of Walter Tax.
Capital expenditures were $15.2 million in the three months ended December 31, 2019 compared to $15.9 million in the prior year period. These expenditures were primarily investment in announced large capital projects. We estimate 2020 capital expenditures will be between $80 and $90 million.

We anticipate that our existing cash, cash equivalents and borrowing capacity combined with our expected operating cash flows will be sufficient to meet our anticipated operating expenses, income tax payments, capital expenditures and debt service obligations as they become due through December 31, 2020. However, our ability to make these payments will depend partly upon our future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control.
ABL Agreement
At December 31, 2019, the ABL Agreement consisted of a revolving credit facility for up to $175 million of revolving credit borrowings, swing line loans and letters of credit. The ABL Agreement permits us to increase the size of the credit facility by an additional $150 million in certain circumstances subject to adequate borrowing base availability. We may borrow up to $25 million through swing line loans and may have up to $60 million of letters of credit outstanding.
Borrowings under the ABL Agreement bear interest at a floating rate equal to LIBOR, plus a margin ranging from 125 to 150 basis points, or a base rate, as defined in the ABL Agreement, plus a margin ranging from 25 to 50 basis points. At December 31, 2019, the applicable LIBOR-based margin was 125 basis points.
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
5.5% Senior Unsecured Notes
On June 12, 2018, we privately issued $450.0 million of Senior Unsecured Notes (“Notes”), which mature in June 2026 and bear interest at 5.5%, paid semi-annually. Substantially all of our U.S. subsidiaries guarantee the Notes, which are subordinate to borrowings under the ABL. Based on quoted market prices, the outstanding Notes had a fair value of $473.6 million at December 31, 2019.
An indenture securing the Notes (“Indenture”) contains customary covenants and events of default, including covenants that limit our ability to incur debt, pay dividends and make investments. We believe we were compliant with these covenants at December 31, 2019 and expect to remain in compliance through December 31, 2020.
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

Our corporate credit rating and the credit rating for our debt are presented below.

	Moody’s		Standard & Poor’s
	December 31,	September 30,	December 31,	September 30,
	2019	2019	2019	2019
Corporate credit rating	Ba2	Ba2	BB	BB
ABL Agreement	Not rated	Not rated	Not rated	Not rated
Notes	Ba3	Ba3	BB	BB
Outlook	Stable	Stable	Stable	Stable

Off-Balance Sheet Arrangements
We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose” entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, at December 31, 2019 we did not have any undisclosed borrowings, debt, derivative contracts or synthetic leases. Therefore, we were not exposed to any financing, liquidity, market or credit risk that could have arisen had we engaged in such relationships.
We use letters of credit and surety bonds in the ordinary course of business to ensure the performance of contractual obligations. At December 31, 2019, we had $13.8 million of letters of credit and $22.7 million of surety bonds outstanding.
Seasonality
Our business is dependent upon the construction industry, which is seasonal due to the impact of cold weather conditions. Net sales and operating income have historically been lowest in the quarterly periods ending December 31 and March 31 when the northern United States and all of Canada generally face weather conditions that restrict significant construction activity.
Item 4. CONTROLS AND PROCEDURES
During the quarter ended December 31, 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
Refer to the information provided in Note 13. to the Notes to the Condensed Consolidated Financial Statements presented in Item 1. of Part I of this report.
Item 1A.  RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in PART I, “Item 1A. RISK FACTORS” in our Annual Report , each of which could materially affect our business, financial condition or operating results. These described risks are not the only risks facing us. Additional risks and uncertainties not known to us or that we deem to be immaterial also may materially adversely affect our business, financial condition or operating results.
Our operations and results may be negatively impacted by the coronavirus outbreak
We operate two facilities in China – one in Jingmen and the other in Taicang. Our Jingmen facility is located in the Hubei Province, where the coronavirus is believed to have originated. The World Health Organization has declared the coronavirus outbreak a “Public Health Emergency of International Concern” and the U.S. Department of State has instructed travelers to avoid all nonessential travel to China. As a result of these measures, and after consultation with governmental and health authorities, we have temporarily closed our facilities in Jingmen and Taicang. Although there are still too many variables and uncertainties regarding the coronavirus outbreak to fully assess the potential impact on our business, we believe that our existing inventory levels and other operations will be able to meet customer commitments and demand for the next few months. However, a prolonged shutdown of our Chinese operations, or other facilities in China that are engaged directly or indirectly in our supply chain, could have a negative effect on our results and supply chain, and broader global effects of potentially reduced consumer confidence and other macro issues could also have a negative effect on our overall business.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the quarter ended December 31, 2019, shares were surrendered to us to pay the tax withholding obligations of participants in connection with the lapsing of restrictions on restricted stock units as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs (in millions)
October 1-31, 2019	—	$—	—	—
November 1-30, 2019	31,656	11.25	—	—
December 1-31, 2019	32,037	11.26	—	—
Total	63,693	$—	—	—
We did not repurchase shares of our common stock during the quarter ended December 31, 2019 under our share repurchase authorization, and we have $150 million remaining under this authorization.

Item 6.  EXHIBITS

Exhibit No.	Document
10.1
Agreement of Walter Tax Settlement, dated November 5, 2019, between Mueller Water Products, Inc, and New WEI. Incorporated by reference to Exhibit 10.1 to Mueller Water Products, Inc. Form 8-K (File no 001-32982) filed on December 18, 2019.

10.20.4
Amendment, dated May 5, 2017, to Executive Employment Agreement, dated December 1, 2009, between Mueller Water Products, Inc. and Gregory Rogowski. Incorporated by reference to Exhibit 10.20.4 to Mueller Water Products, Inc. Form 10-Q (File no. 001-32982) filed on May 9, 2017.

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
101*
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended December 31, 2019, formatted in XBRL (Extensible Business Reporting Language), (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Other Comprehensive Loss, (iv) the Condensed Consolidated Statements of Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements.

*  Filed with this quarterly report
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MUELLER WATER PRODUCTS, INC.
Date:	February 5, 2020	By:	/s/ Michael S. Nancarrow
Michael S. Nancarrow
Chief Accounting Officer