Form 10-Q
period 2020-03-31
Mueller Water Products, Inc.
filed 2020-05-05
CIK 1350593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
There were 157,761,771 shares of $0.01 par value common stock of the registrant outstanding at April 30, 2020, which trade under the ticker symbol MWA on the New York Stock Exchange.

PART I
Item 1.  FINANCIAL STATEMENTS
MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	September 30,
	2020	2019

	(in millions, except share amounts)
Assets:
Cash and cash equivalents	$111.3	$176.7
Receivables, net	180.6	172.8
Inventories	204.1	191.4
Other current assets	22.9	26.0
Total current assets	518.9	566.9
Property, plant and equipment, net	239.0	217.1
Goodwill	97.7	95.7
Intangible assets	420.7	433.7
Other noncurrent assets	51.9	23.9
Total assets	$1,328.2	$1,337.3

Liabilities and equity:
Current portion of long-term debt	$1.1	$0.9
Accounts payable	65.7	84.6
Other current liabilities	67.4	93.0
Total current liabilities	134.2	178.5
Long-term debt	446.2	445.4
Deferred income taxes	89.6	87.9
Other noncurrent liabilities	51.7	33.2
Total liabilities	721.7	745.0

Commitments and contingencies (Note 13.)

Common stock: 600,000,000 shares authorized; 157,707,895 and 157,462,140 shares outstanding at March 31, 2020 and September 30, 2019, respectively	1.6	1.6
Additional paid-in capital	1,390.1	1,410.7
Accumulated deficit	(752.1)	(786.2)
Accumulated other comprehensive loss	(33.1)	(36.0)
Total Company stockholders’ equity	606.5	590.1
Noncontrolling interest	—	2.2
Total equity	606.5	592.3
Total liabilities and equity	$1,328.2	$1,337.3

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended		Six months ended
	March 31,		March 31,
	2020	2019	2020	2019

	(in millions, except per share amounts)
Net sales	$257.7	$234.0	$470.3	$426.8
Cost of sales	171.7	159.2	311.7	291.9
Gross profit	86.0	74.8	158.6	134.9
Operating expenses:
Selling, general and administrative	49.3	45.7	99.2	86.7
Strategic reorganization and other charges	0.9	6.9	3.3	10.1
Total operating expenses	50.2	52.6	102.5	96.8
Operating income	35.8	22.2	56.1	38.1
Other expenses (income):
Pension costs (benefits) other than service	(0.8)	1.0	(1.5)	0.9
Interest expense, net	6.0	5.9	13.4	11.4
Walter Energy Accrual	—	0.5	0.2	37.9
Net other expense	5.2	7.4	12.1	50.2
Income (loss) before income taxes	30.6	14.8	44.0	(12.1)
Income tax expense (benefit)	6.8	3.9	9.9	(2.0)
Net income (loss)	$23.8	$10.9	$34.1	$(10.1)

Net income (loss) per share:
Basic	$0.15	$0.07	$0.22	$(0.06)
Diluted	$0.15	$0.07	$0.21	$(0.06)

Weighted average shares outstanding:
Basic	157.9	158.2	157.8	157.9
Diluted	158.7	159.2	158.7	157.9

Dividends declared per share	$0.0525	$0.0500	$0.1050	$0.1000

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three months ended		Six months ended
	March 31,		March 31,
	2020	2019	2020	2019

	(in millions)
Net income (loss)	$23.8	$10.9	$34.1	$(10.1)
Other comprehensive income (loss):
Pension	0.7	2.2	1.5	2.7
Income tax effects	(0.2)	(0.7)	(0.4)	(0.8)
Foreign currency translation	(1.6)	4.3	1.8	3.1
	(1.1)	5.8	2.9	5.0
Comprehensive income (loss)	$22.7	$16.7	$37.0	$(5.1)

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	Three months ended		Six months ended
	March 31,		March 31,
	2020	2019	2020	2019

	(in millions)
Common stock
Balance, beginning of period	$1.6	$1.6	$1.6	$1.6
Change in common stock at par value	—	—	—	—
Balance, end of period	1.6	1.6	1.6	1.6

Additional paid-in capital
Balance, beginning of period	1,401.3	1,440.2	1,410.7	1,444.5
Dividends declared	(8.3)	(7.9)	(16.6)	(15.8)
Shares repurchased under buyback program	(5.0)	—	(5.0)	—
Buyout of noncontrolling interest	—	—	(3.2)	—
Shares retained for employee taxes	—	(0.2)	(0.7)	(1.4)
Stock-based compensation	1.3	0.6	2.7	2.3
Stock issued under stock compensation plan	0.8	0.5	2.2	3.6
Balance, end of period	1,390.1	1,433.2	1,390.1	1,433.2

Accumulated deficit
Balance, beginning of period	(775.9)	(871.0)	(786.2)	(850.0)
Net income (loss)	23.8	10.9	34.1	(10.1)
Balance, end of period	(752.1)	(860.1)	(752.1)	(860.1)

Accumulated other comprehensive income (loss)
Balance, beginning of period	(32.0)	(33.6)	(36.0)	(32.8)
Other comprehensive income (loss)	(1.1)	5.8	2.9	5.0
Balance, end of period	(33.1)	(27.8)	(33.1)	(27.8)

Noncontrolling interest
Balance, beginning of period	—	1.7	2.2	1.5
Acquisition of joint venture partner’s interest	—	—	(2.2)	—
Net income	—	0.2	—	0.4
Balance, end of period	—	1.9	—	1.9

Total stockholders' equity	$606.5	$548.8	$606.5	$548.8

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended
	March 31,
	2020	2019

	(in millions)
Operating activities:
Net income (loss)	$34.1	$(10.1)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	14.4	12.6
Amortization	13.9	12.9
Stock-based compensation	2.7	2.3
Retirement plans	1.4	3.2
Deferred income taxes	0.9	(3.8)
Other, net	2.2	1.7
Changes in assets and liabilities:
Receivables	(8.2)	3.7
Inventories	(13.4)	(32.2)
Other assets	5.7	(10.1)
Accounts payable	(18.8)	(26.5)
Walter Energy Accrual	(22.0)	37.9
Other current liabilities	(9.9)	(11.9)
Long-term liabilities	(6.0)	(8.8)
Net cash (used in) operating activities	(3.0)	(29.1)
Investing activities:
Business acquisitions, net of cash received	—	(127.5)
Capital expenditures	(37.3)	(30.5)
Proceeds from sales of assets	0.1	—
Net cash used in investing activities	(37.2)	(158.0)
Financing activities:
Dividends	(16.6)	(15.8)
Repayment of Krausz debt	—	(13.2)
Acquisition of joint venture partner’s interest	(5.2)	—
Employee taxes related to stock-based compensation	(0.7)	(1.4)
Common stock issued	2.2	3.6
Common stock repurchased under buyback program	(5.0)	—
Other	0.5	0.1
Net cash used in financing activities	(24.8)	(26.7)
Effect of currency exchange rate changes on cash	(0.4)	1.0
Net change in cash and cash equivalents	(65.4)	(212.8)
Cash and cash equivalents at beginning of period	176.7	347.1
Cash and cash equivalents at end of period	$111.3	$134.3

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2020
Note 1.Organization
Mueller Water Products, Inc., a Delaware corporation, together with its consolidated subsidiaries, operates in two business segments: Infrastructure and Technologies. Infrastructure manufactures valves for water and gas systems, including butterfly, iron gate, tapping, check, knife, plug and ball valves, as well as dry-barrel and wet-barrel fire hydrants and a broad line of pipe connection and repair products, such as clamps and couplings used to repair leaks. Technologies offers metering systems, leak detection, pipe condition assessment and other related smart-enabled products and services. The “Company,” “we,” “us” or “our” refer to Mueller Water Products, Inc. and its subsidiaries. With regard to the Company’s segments, “we,” “us” or “our” may also refer to the segment being discussed..
In July 2014, Infrastructure acquired a 49% ownership interest in an industrial valve joint venture for $1.7 million. Due to substantive control features in the operating agreement, all of the joint venture’s assets, liabilities and results of operations were included in our consolidated financial statements. We included an adjustment for the income attributable to the noncontrolling interest in selling, general and administrative expenses. Infrastructure acquired the remaining 51% interest in the business in October 2019.
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
In preparing these financial statements in conformity with GAAP, we have considered and, where appropriate, reflected the effects of the COVID-19 pandemic on our operations. As of March 31, 2020, such impacts did not result in the impairment of the carrying value of our assets. COVID-19 continues to cause significant disruptions to the U.S. and global economies. While we do not believe these disruptions had a material effect on our financial position or operations through March 31, 2020, there is no assurance that the pandemic will not have a material effect on our future financial position, results of operations, cash flows, or liquidity.
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
Activity in accrued restructuring, reported as part of other current liabilities, is presented below.

	Six months ended
	March 31,
	2020	2019

	(in millions)
Beginning balance	$1.7	$0.9
Expense accrued	1.6	3.4
Amounts paid	(2.7)	(2.6)
Ending balance	$0.6	$1.7

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
The following is a summary of the fair values of the net assets acquired (in millions):

Assets, net of cash:
Receivables	$6.9
Inventories	17.0
Other current assets	0.2
Property, plant and equipment	8.1
Other noncurrent assets	1.7
Identified intangible assets:
Patents	32.1
Customer relationships	8.7
Tradenames	4.6
Favorable leasehold interests	2.3
Goodwill	80.4
Liabilities:
Accounts payable	(5.5)
Other current liabilities	(2.9)
Deferred income taxes	(11.2)
Other noncurrent liabilities	(1.7)
Fair value of assets acquired, net of liabilities assumed	140.7
Repayment of Krausz debt	(13.2)
Consideration paid to seller	$127.5
The goodwill above is attributable to the strategic opportunities and synergies that we expect to arise from the acquisition of Krausz and the value of its workforce. The goodwill is nondeductible for income tax purposes. The amortizable intangible assets acquired have a weighted average useful life of approximately 12 years.

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
The table below represents the balances of our customer receivables and deferred revenues.

	March 31,	September 30,
	2020	2019

	(in millions)
Billed receivables	$178.8	$171.0
Unbilled receivables	5.0	4.5
Total customer receivables	$183.8	$175.5

Deferred revenues	$4.1	$4.7
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
Revenues from products and services transferred to customers at a point in time represented 99% of our revenues in the six months ended March 31, 2020 and 2019 respectively. The revenues recognized at a point in time related to the sale of our products was recognized when the obligations of the terms of our contract were satisfied, which generally occurs upon shipment, when control of the product transfers to the customer.
Revenues from products and services transferred to customers over time represented 1% of our revenues in the six months ended March 31, 2020 and 2019 respectively.

We offer warranties to our customers in the form of assurance-type warranties, which provide assurance that the products provided will function as intended and comply with any agreed-upon specifications. These cannot be purchased separately. There was no change to our warranty accounting as a result of the implementation of the new revenue standard and we continue to use our current cost accrual method.
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
Our short-term lease expense for the three and six months ended March 31, 2020 and short-term lease commitments at March 31, 2020 are immaterial.
We have certain lease contracts with terms and conditions that provide for variability in the payment amount based on changes in facts or circumstances occurring after the commencement date. These variable lease payments are recognized in our condensed consolidated income statements as the obligation is incurred.

At March 31, 2020, we had no material, legally-binding minimum lease payments for operating leases signed but not yet commenced. We did not have material subleases, leases that imposed significant restrictions or covenants, material related party leases or sale-leaseback arrangements.
The components of lease cost are presented below.

	Three months ended	Six months ended
	March 31, 2020	March 31, 2020

	(in millions)
Operating lease cost	$1.6	3.2
Finance lease cost	0.3	0.6
Total lease expense	$1.9	$3.8
Supplemental cash flow information related to leases for the six months ended March 31, 2020 is presented below, in millions.

Operating cash flows used in operating leases	$2.9
Financing cash flows used in finance leases	$0.7
Supplemental information describing where lease-related assets and liabilities are reflected in the Condensed Consolidated Balance Sheet at March 31, 2020 is presented below, in millions.

Right of use assets:
Operating leases	Other noncurrent assets	$26.7
Finance leases	Plant, property and equipment	2.5
Total right of use assets		$29.2
Lease liabilities:
Operating leases - current	Other current liabilities	$4.4
Operating leases - noncurrent	Other noncurrent liabilities	24.0
Finance leases - current	Current portion of long-term debt	1.1
Finance leases - noncurrent	Long-term debt	1.5
Total lease liabilities		$31.0
Supplemental information related to lease terms and discount rates at March 31, 2020 is presented below.

Weighted-average remaining lease term (years):
Operating leases	8.15
Finance leases	2.68
Weighted-average interest rate:
Operating leases	5.71%
Finance leases	5.23%

Total lease liabilities at March 31, 2020 have scheduled maturities as follows:

	Operating Leases	Finance Leases

	(in millions)
2020	$3.6	$0.8
2021	5.3	1.1
2022	4.5	0.7
2023	4.0	0.4
2024	3.9	—
Thereafter	16.0	—
Total lease payments	37.3	2.9
Less: imputed interest	8.9	0.3
Present value of lease liabilities	$28.4	$2.6

Note 5. Income Taxes
The reconciliation between the U.S. federal statutory income tax rate and the effective tax rate is presented below.

	Three months ended		Six months ended
	March 31,		March 31,
	2020	2019	2020	2019
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%	21.0%
Adjustments to reconcile to the effective tax rate:
State income taxes, net of federal benefit	4.5	4.5	4.5	1.8
Excess tax (benefits) related to stock compensation	(0.5)	0.3	(0.8)	2.5
Tax credits	(1.5)	(1.3)	(1.4)	2.6
Global Intangible Low-taxed Income	(0.2)	0.5	—	(1.1)
Foreign income taxes	(0.5)	—	(0.6)	—
Valuation allowances	(0.6)	—	(0.6)	—
Other	—	1.4	0.4	(1.9)
	22.2%	26.4%	22.5%	24.9%
Walter Energy Accrual	—	—	—	(12.9)
Transition tax	—	—	—	4.7
Effective income tax rate	22.2%	26.4%	22.5%	16.7%
At March 31, 2020 and September 30, 2019, the gross liabilities for unrecognized income tax benefits were $3.8 million and $3.3 million, respectively.

Note 6. Borrowing Arrangements
The components of our long-term debt are presented below.

	March 31,	September 30,
	2020	2019

	(in millions)
5.5% Senior Notes	$450.0	$450.0
ABL Agreement	—	—
Finance leases	2.6	2.1
	452.6	452.1
Less deferred financing costs	5.3	5.8
Less current portion	1.1	0.9
Long-term debt	$446.2	$445.4
5.5% Senior Unsecured Notes. On June 12, 2018, we privately issued $450.0 million of 5.5% Senior Unsecured Notes (“Notes”), which mature in 2026 and bear interest at 5.5%. We capitalized $6.6 million of financing costs, which are being amortized over the term of the Notes using the effective interest method. Proceeds from the Notes, along with other cash, were used to repay our Term Loan. Substantially all of our U.S. subsidiaries guarantee the Notes, which are subordinate to borrowings under the ABL. Based on quoted market prices, the outstanding Notes had a fair value of $435.4 million at March 31, 2020.
ABL Agreement. At March 31, 2020, our asset based lending agreement (“ABL Agreement”) consisted of a revolving credit facility for up to $175 million of revolving credit borrowings, swing line loans and letters of credit. The ABL Agreement permits us to increase the size of the credit facility by an additional $150 million in certain circumstances subject to adequate borrowing base availability. We may borrow up to $25 million through swing line loans and we are permitted to issue up to $60 million of letters of credit.
Borrowings under the ABL Agreement bear interest at a floating rate equal to LIBOR, plus a margin ranging from 125 to 150 basis points, or a base rate, as defined in the ABL Agreement, plus a margin ranging from 25 to 50 basis points. At March 31, 2020, the applicable rate was LIBOR plus 125 basis points.
The ABL Agreement terminates on July 13, 2021. We pay a commitment fee for any unused borrowing capacity under the ABL Agreement of 25 basis points per annum. Our obligations under the ABL Agreement are secured by a first-priority perfected lien on all of our U.S. receivables and inventories, certain cash and other supporting obligations. Borrowings are not subject to any financial maintenance covenants unless excess availability is less than the greater of $17.5 million and 10% of the Loan Cap as defined in the ABL Agreement. Excess availability based on March 31, 2020 data, as reduced by outstanding letters of credit and accrued fees and expenses of $13.9 million, was $159.0 million.
Note 7. Derivative Financial Instruments
In connection with the acquisition of Singer Valve in 2017, we loaned funds to one of our Canadian subsidiaries. Although this intercompany loan has no direct effect on our consolidated financial statements, it creates exposure to currency risk for the Canadian subsidiary. To reduce this exposure, we entered into a U.S. dollar-Canadian dollar swap contract with the Canadian subsidiary and an offsetting Canadian dollar-U.S. dollar swap with a domestic bank. We have not designated these swaps as hedges and the changes in their fair values are included in earnings, where they offset the currency gains and losses associated with the intercompany loan. The values of our currency swap contracts were an asset of $0.8 million and a liability $0.3 million as of March 31, 2020 and September 30, 2019, respectively, and are included in other noncurrent assets and noncurrent liabilities, respectively, in our Condensed Consolidated Balance Sheets.

Note 8. Retirement Plans
The components of net periodic benefit cost for our pension plans are presented below.

	Three months ended		Six months ended
	March 31,		March 31,
	2020	2019	2020	2019

	(in millions)
Service cost	$0.4	$0.4	$0.8	$0.8
Pension costs (benefits) other than service:
Interest cost	2.8	3.5	5.6	7.0
Expected return on plan assets	(4.2)	(4.0)	(8.4)	(8.1)
Amortization of actuarial net loss	0.6	0.5	1.3	1.0
Curtailment/special settlement loss (gain)	—	1.0	—	1.0
Pension costs (benefits) other than service	(0.8)	1.0	(1.5)	0.9
Net periodic (benefit) cost	$(0.4)	$1.4	$(0.7)	$1.7
The amortization of actuarial losses, net of tax, is recorded as a component of other comprehensive loss.
During the quarter ended March 31, 2019, we settled our obligation to our Canadian pension plan participants through a combination of lump sum payments and purchases of annuities. We made a contribution to the plans of $1.0 million, which is included in pension costs other than service, to fund these settlements.
Also during the quarter ended March 31, 2019, we recorded an estimated settlement liability for our exiting a multi-employer pension plan at one of our manufacturing locations, which resulted in an expense of $1.1 million that we included in strategic reorganization and other charges. We subsequently paid the liability in May 2019.
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
A MRSU award represents a target number of units that may be paid out at the end of a three-year award cycle based on a calculation of the Company's relative total shareholder return (“TSR”) performance as compared with a selected peer group's TSR. Settlements, in our common shares, will range from zero to two times the number of MRSUs granted, depending on our TSR performance versus the peer group.
The table below provides information regarding MRSU awards, which were valued using Monte Carlo simulations on the dates the units were granted.

	December 3, 2019	January 28, 2020	February 24, 2020
Fair Value at grant date	$14.94	$16.76	$18.17
Units granted	147,213	2,763	7,498
Variables used in determining grant date fair value:
Dividend yield	1.87%	1.76%	1.73%
Risk-free rate	1.53%	1.44%	1.23%
Expected term (in years)	2.83	2.67	2.60
We awarded 209,966 stock-settled PRSUs and 157,474 MRSUs in the six months ended March 31, 2020 that are scheduled to settle in 3 years.

We issued 93,647 shares and 181,065 shares of common stock during the six months ended March 31, 2020 and 2019, respectively, to settle PRSUs that vested during those periods.
In addition to the PRSU activity, we issued 114,691 and 246,994 shares of common stock for restricted stock units vested during the three and six months ended March 31, 2020, respectively.
We have granted cash-settled Phantom Plan instruments under the Mueller Water Products, Inc. Phantom Plan (“Phantom Plan”). At March 31, 2020, the outstanding Phantom Plan instruments had a fair value of $8.01 per instrument and our liability for Phantom Plan instruments was $1.0 million.
We granted stock-based compensation awards under the 2006 Stock Plan, the Mueller Water Products, Inc. 2006 Employee Stock Purchase Plan, and the Phantom Plan during the six months ended March 31, 2020 as follows.

	Number granted	Weighted average grant date fair value per instrument	Total grant date fair value (in millions)
Quarter ended December 31, 2019
Restricted stock units	162,433	$11.26	$1.8
Employee stock purchase plan instruments	39,492	1.97	0.1
Phantom Plan awards	188,973	11.26	2.1
PRSUs: 2020 award	65,428	11.26	0.7
2019 award	102,203	11.26	1.2
2018 award	44,451	11.26	0.5
MRSUs	147,213	14.94	2.2

Quarter ended March 31, 2020
Restricted stock units	118,684	12.14	1.4
Employee stock purchase plan instruments	53,876	2.09	0.1
PRSUs: 2020 award	13,682	12.09	0.2
MRSUs	10,261	17.79	0.2
			$10.5
Operating income included stock-based compensation expense of $1.3 million and $1.0 million during the three months ended March 31, 2020 and 2019, respectively and $3.2 million and $2.7 million during the six months ended March 31, 2020 and 2019, respectively. At March 31, 2020, there was approximately $10.4 million of unrecognized compensation expense related to stock-based compensation arrangements and there were 232,262 PRSUs that have been awarded for the 2021 and 2022 performance periods for which performance goals have not been set.
We excluded 267,697 and 202,245 of stock-based compensation instruments from the calculations of diluted earnings per share for the quarters ended March 31, 2020 and 2019, respectively, and 184,296 and 1,077,983 for the six months ended March 31, 2020 and 2019, respectively, since their inclusion would have been antidilutive.

Note 10. Supplemental Balance Sheet Information
Selected supplemental asset information is presented below.

	March 31,	September 30,
	2020	2019

	(in millions)
Inventories:
Purchased components and raw material	$103.9	$95.2
Work in process	38.5	43.7
Finished goods	61.7	52.5
	$204.1	$191.4

Other current assets:
Prepaid expenses	$10.8	$9.6
Non-trade receivables	7.0	6.3
Maintenance and repair supplies and tooling	4.0	4.2
Income taxes	0.5	4.7
Other	0.6	1.2
	$22.9	$26.0

Property, plant and equipment:
Land	$5.2	$5.2
Buildings	64.6	68.9
Machinery and equipment	381.9	362.9
Construction in progress	69.3	48.0
	521.0	485.0
Accumulated depreciation	(282.0)	(267.9)
	$239.0	$217.1

Other noncurrent assets:
Operating lease right of use asset	$26.7	$—
Maintenance and repair supplies and tooling	17.2	16.4
Workers compensation reimbursement receivable	3.0	3.1
Note receivable	1.8	1.8
Other	3.2	2.6
	$51.9	$23.9

Selected supplemental liability information is presented below.

	March 31,	September 30,
	2020	2019

	(in millions)
Other current liabilities:
Compensation and benefits	$23.5	$28.5
Customer rebates	5.6	8.7
Taxes other than income taxes	2.7	3.3
Warranty	6.6	6.5
Income taxes	2.2	0.6
Environmental	1.2	1.2
Interest	7.3	7.3
Restructuring	0.6	1.7
Walter Energy Accrual	—	22.0
Operating lease liabilities	4.4	—
Deferred revenues	4.1	4.7
Refund liability	4.0	3.3
Other	5.2	5.2
	$67.4	$93.0

Other noncurrent liabilities:
Operating lease liabilities	$24.0	$—
Warranty	9.4	10.7
Transition tax	4.1	5.8
Unrecognized income tax benefits	3.8	3.3
Asset retirement obligation	3.6	3.6
Pension	2.9	5.0
Workers compensation	1.4	1.9
Other	2.5	2.9
	$51.7	$33.2
Goodwill
Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis each September 1st and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. As a result of the COVID-19 pandemic, with deteriorating market and business conditions, we noted that there were indicators that an impairment loss may have occurred. Further, we determined it was more likely than not that the goodwill and indefinite-lived intangibles of Krausz could be impaired as of March 31, 2020. We performed an interim impairment assessment for Krausz, both qualitative and quantitative, and determined Krausz’s goodwill and indefinite-lived assets were not impaired. However, the excess of the fair value over the carrying value was not significant, the use of different key assumptions could result in a materially different outcome, and we cannot provide assurance that our estimates will be realized.
The following table summarizes information concerning our goodwill balance for the six months ended March 31, 2020, in millions.

Balance at beginning of year	$95.7
Purchase accounting adjustments	0.3
Change in foreign currency exchange rates	1.7
Balance as of March 31, 2020	$97.7

Note 11. Segment Information
Summarized financial information for our segments is presented below.

	Three months ended		Six months ended
	March 31,		March 31,
	2020	2019	2020	2019

	(in millions)
Net sales, excluding intercompany:
Infrastructure	$240.3	$214.1	$433.1	$386.1
Technologies	17.4	19.9	37.2	40.7
	$257.7	$234.0	$470.3	$426.8
Operating income (loss):
Infrastructure	$50.4	$40.1	$86.1	$71.0
Technologies	(4.7)	(3.6)	(6.7)	(7.3)
Corporate	(9.9)	(14.3)	(23.3)	(25.6)
	$35.8	$22.2	$56.1	$38.1
Depreciation and amortization:
Infrastructure	$12.1	$11.4	$24.1	$21.5
Technologies	2.1	1.9	4.1	3.9
Corporate	0.1	0.1	0.1	0.1
	$14.3	$13.4	$28.3	$25.5
Strategic reorganization and other charges:
Infrastructure	$0.4	$1.1	$0.4	$1.1
Technologies	—	—	—	—
Corporate	0.5	5.8	2.9	9.0
	$0.9	$6.9	$3.3	$10.1
Capital expenditures:
Infrastructure	$21.2	$13.0	$35.7	$27.8
Technologies	0.7	1.6	1.3	2.7
Corporate	0.2	—	0.3	—
	$22.1	$14.6	$37.3	$30.5
Infrastructure disaggregated net revenues:
Central	$59.9	$55.0	$106.4	$95.3
Northeast	55.1	44.9	97.0	82.8
Southeast	44.9	41.2	84.5	75.9
West	57.7	50.6	103.7	95.3
United States	217.6	191.7	391.6	349.3
Canada	15.0	15.2	26.6	25.1
Other international locations	7.7	7.2	14.9	11.7
	$240.3	$214.1	$433.1	$386.1
Technologies disaggregated net revenues:
Central	$3.6	$7.4	$8.3	$13.9
Northeast	4.4	3.4	10.5	6.8
Southeast	5.3	7.0	11.1	13.8
West	3.0	1.5	5.0	4.2
United States	16.3	19.3	34.9	38.7
Canada	0.3	0.1	0.9	0.3
Other international locations	0.8	0.5	1.4	1.7
	$17.4	$19.9	$37.2	$40.7

Note 12. Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss is presented below.

	Pension, net of tax	Foreign currency translation	Total

	(in millions)
Balance at September 30, 2019	$(36.0)	$—	$(36.0)
Current period other comprehensive income	1.1	1.8	$2.9
Balance at March 31, 2020	$(34.9)	$1.8	$(33.1)

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
The purchaser of U.S. Pipe has been identified as a “potentially responsible party” (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act in connection with a former manufacturing facility operated by U.S. Pipe that was in the vicinity of a proposed Superfund site located in North Birmingham, Alabama. Under the terms of the acquisition agreement relating to our sale of U.S. Pipe, we agreed to indemnify the purchaser for certain environmental liabilities, including those arising out of the former manufacturing site in North Birmingham. Accordingly, the purchaser tendered the matter to us for indemnification, which we accepted. Ultimate liability for the site will depend on many factors that have not yet been determined, including the determination of EPA’s remediation costs, the number and financial viability of the other PRPs (there are four other PRPs currently) and the determination of the final allocation of the costs among the PRPs. Since the amounts of such costs cannot be reasonably estimated at this time, no amounts have been accrued for this matter at March 31, 2020.

Walter Energy. On November 18, 2019, we paid approximately $22.2 million to the IRS in final settlement of a tax dispute related to our former parent company, Walter Energy, Inc., as described more fully in Note 17. to our Form 10-K for the year ended September 30, 2019.
Chapman v. Mueller Water Products, et al. In 2017, our warranty analyses identified that certain Technologies radio products produced prior to 2017 and installed in particularly harsh environments had been failing at higher than expected rates. During the quarter ended March 31, 2017, we conducted additional testing of these products and revised our estimates of warranty expenses. As a result, we recorded additional warranty expense of $9.8 million in the second quarter of 2017. During the quarter ended June 30, 2018, we completed a similar analysis and determined, based on this new information, that certain other Technologies products had been failing at higher-than-expected rates as well and that the average cost to repair or replace certain products under warranty was higher than previously estimated. As a result, in the third quarter of 2018, we recorded additional warranty expense of $14.1 million associated with such products. Related to the above warranty expenses, on April 11, 2019, an alleged stockholder filed a putative class action lawsuit against Mueller Water Products, Inc. and certain of our former and current officers (collectively, the “Defendants”) in the U.S. District Court for the Southern District of New York. The proposed class consists of all persons and entities that acquired our securities between May 9, 2016 and August 6, 2018 (the “Class Period”). The complaint alleges violations of the federal securities laws, including, among other things, that we made materially false and/or misleading statements and failed to disclose material adverse facts about our business, operations, and prospects during the proposed Class Period. The plaintiff seeks compensatory damages and attorneys’ fees and costs but does not specify the amount. Accordingly, we cannot reasonably estimate the amount of any cost or liabilities related to this matter and therefore no amounts have been accrued related to this matter as of December 31, 2019. Defendants filed their motion to dismiss on November 1, 2019 and second motion to dismiss (in response to the second amended complaint filed on December 24, 2019) on January 31, 2020. Additionally, the parties have filed their respective briefs and await the Court’s decision. We believe the allegations are without merit and intend to vigorously defend against the claims. However, the outcome of this legal proceeding cannot be predicted with certainty.
City of Jackson, MS v. Siemens Industry, Inc., et al. On or about August 22, 2013, Mueller Systems, LLC (“Mueller Systems”) entered into an agreement with Siemens Industries, Inc (“Siemens”) to provide automated meter infrastructure (“AMI”) products and services to Siemens as part of Siemens’ project for the City of Jackson, MS (the “City”). This project included products and services, which were provided by parties other than Mueller Systems, for the City’s water treatment plants, sewer lines and billing system (the “Project”). On June 11, 2018, the City filed a lawsuit against Siemens and several of its contractors (excluding Mueller Systems) for multiple claims related to the Project, including claims for fraud, negligence, breach of implied warranty of good workmanship, negligent representation, civil conspiracy, unjust enrichment, breach of contract and breach of covenant of good faith and fair dealing (“Siemens Lawsuit”). In the Siemens Lawsuit, the City alleged damages in excess of $450.0 million. On November 12, 2019, the City filed an amended complaint, adding Mueller Systems as a defendant in the Siemens Lawsuit.
In February 2020, the City dismissed all claims against Mueller Systems in the Siemens Lawsuit. On March 27, 2020, the City and Siemens executed a settlement agreement whereby Siemens agreed to pay the City $89.8 million (“Settlement Amount”) in order to settle the Siemens Lawsuit (the “Settlement”). As a result of the Settlement, Siemens is seeking to recover some or all of the Settlement Amount from Mueller Systems. Mueller Systems is reviewing the matter to determine the portion, if any, of the Settlement Amount that may be related to Mueller Systems’ AMI products and services. However, there remains a high degree of uncertainty around this matter, as well as the potential effect on Mueller Systems’ future operations, earnings, cash flows and financial condition. In the event Siemens initiates legal proceedings, we intend to vigorously defend against any such action. However, the outcome of any legal proceeding cannot be predicted with certainty. Accordingly, at this time, it is not practicable to estimate the magnitude and timing of any possible obligations or payments.
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
Note 14. Subsequent Events
On April 23, 2020, our board of directors declared a dividend of $0.0525 per share on our common stock, payable on or about May 20, 2020 to stockholders of record at the close of business on May 11, 2020.
The COVID-19 pandemic has caused, and is likely to continue to cause, severe economic, market and other disruptions to the U.S. and global economies. As a result of this pandemic, we experienced increasingly adverse business conditions, especially in the latter half of March and through the date of this report. We are taking steps to maximize liquidity by limiting cash expenditures, including furloughing significant numbers of our employees, implementing temporary shutdowns of our manufacturing facilities or portions of our manufacturing facilities, implementing temporary salary reductions for our senior leadership team, reduced fees for our Board of Directors and aggressively reducing general and administrative spending. We are uncertain of the potential full magnitude or duration of the business and economic impacts from the unprecedented public health effort to contain and combat the spread of COVID-19, and while the extent to which COVID-19 affects our results will depend on future developments, the outbreak could result in material effects to our future financial position, results of operations, cash flows and liquidity.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto that appear elsewhere in this report. This report contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements that address activities, events or developments that the Company intends, expects, plans, projects, believes or anticipates will or may occur in the future are forward-looking statements, including, without limitation, statements regarding outlooks, projections, forecasts, trend descriptions, the COVID-19 pandemic, go-to-market strategies, operational excellence, acceleration of new product development, end market performance, net sales performance, organic adjusted operating income and adjusted EBITDA performance, margins, capital expenditure plans, litigation outcomes, capital allocation and growth strategies, and future warranty charges. Forward-looking statements are based on certain assumptions and assessments made by the Company in light of the Company’s experience and perception of historical trends, current conditions and expected future developments.
Actual results and the timing of events may differ materially from those contemplated by the forward-looking statements due to a number of factors, including the extent, duration and severity of the impact of the COVID-19 pandemic on the Company’s operations and results, including effects on the financial health of customers (including collections), the Company and the financial/capital markets, government-mandated facility closures, COVID-19 related facility closures and other manufacturing restrictions, logistical challenges and supply chain interruptions, potential litigation and claims emanating from the COVD-19 pandemic, and health, safety and employee/labor issues in Company facilities around the world; regional, national or global political, economic, market and competitive conditions; cyclical and changing demand in core markets such as municipal spending; government monetary or fiscal policies; residential and nonresidential construction, and natural gas distribution; manufacturing and product performance; expectations for changes in volumes, continued execution of cost productivity initiatives and improved pricing; warranty exposures (including the adequacy of warranty reserves); the Company’s ability to successfully resolve significant legal proceedings, claims, lawsuits or government investigations; compliance with environmental, trade and anti-corruption laws and regulations; changing regulatory, trade and tariff conditions; failure to achieve expected cost savings, net sales expectations, profitability expectations and manufacturing efficiencies from our large capital projects in Chattanooga and Kimball, Tennessee and Decatur, Illinois; the failure to integrate and/or realize any of the anticipated benefits of recent acquisitions or divestitures; and other factors that are described in the section entitled “RISK FACTORS” in Item 1A of the Company’s most recently filed Annual Report on Form 10-K and in this Quarterly Report on Form 10-Q (all of which risks may be amplified by the COVID-19 pandemic). Forward-looking statements do not guarantee future performance and are only as of the date they are made. The Company undertakes no duty to update its forward-looking statements except as required by law. Undue reliance should not be placed on any forward-looking statements. You are advised to review any further disclosures the Company makes on related subjects in subsequent Forms 10-K, 10-Q, 8-K and other reports filed with the U.S. Securities and Exchange Commission.
Overview
COVID-19 Pandemic
On March 11, 2020 the World Health Organization declared the novel strain of coronavirus (COVID-19) a global pandemic and recommended containment and mitigation measures worldwide. Since March 31, 2020, the COVID-19 pandemic has continued to spread and various state and local governments have issued or extended “shelter-in-place” orders which have impacted and restricted various aspects of our business.
We are closely monitoring the effects of COVID-19 on all aspects of our business, including how it will impact our employees, the municipalities and the residential and non-residential industries we serve, our communities, our customers and our suppliers. While COVID-19 has not yet had a material negative effect on our fiscal 2020 operations and financial results to date, the full financial impact of the pandemic cannot be reasonably estimated at this time due to the uncertainties relating to the pandemic, its severity, and its duration. These uncertainties include the severity of the virus, the duration of the outbreak, governmental, municipality, business or other actions in response to the pandemic, the effect on customer demand and our customers’ ability to pay for our products and services, and changes to our operations caused by the pandemic. The health of our workforce and our ability to manage our operations and other critical functions cannot be predicted and are vital to our operations.

Further, global economic conditions and the continued disruptions to, and volatility in, the credit and financial markets, as well as other unanticipated consequences, remain unknown. For further information regarding the effects of COVID-19 on our business, please see item 1A. Risk Factors in this report, which is incorporated herein by reference. Additionally, we have incurred incremental costs to address the COVID-19 pandemic, including costs associated with additional cleaning, disinfectants and sanitation materials to help keep our employees safe and to protect the communities that we serve as well as costs associated with a closure of a manufacturing facility in China and inefficiencies in certain other facilities. COVID-19 has also caused supply chain disruptions that have resulted in higher costs in the manufacture of our products.
We continue to operate as an essential business, providing products and services to our customers that they need to manage and maintain our nation’s critical water infrastructure. We have implemented preparedness plans to keep our team safe while we work, including new physical distancing processes and procedures and the use of additional personal protective equipment. All of our facilities are operational and able to fill orders at May 5, 2020, and our teams have worked effectively to address the few temporary closures we have experienced. We continue to proactively monitor our supply chain and have not experienced any material supply chain issues since the temporary closure of our Jingmen facility, which is located near Wuhan in the Hubei Province.
We continue to prioritize returning cash to our shareholders through our quarterly dividend, as we recently approved our quarterly dividend payable in May. However, we are temporarily suspending our share repurchase program to provide additional financial flexibility.
We expect a material slowdown in our end markets for the second half of our fiscal year, especially residential construction. Our municipal market end users provide critical water, energy and public works infrastructure services and continue to operate during this crisis but may also reduce discretionary spending. We are hopeful that our end markets will recover swiftly from the impact of the pandemic. However, the timing and magnitude of any recovery remain highly uncertain. We are reviewing all aspects of our business and taking action as needed, including adjusting our production capacity to preserve liquidity and cash flow during this difficult period. In April, we began implementing temporary furloughs at some of our manufacturing plants as we adjust to market conditions and manage inventory. We have also implemented furloughs for most salaried employees, salary reductions for our senior leadership team and reduced fees for our Board of Directors. In addition to eliminating non-critical business expenses, we are evaluating further actions as the change in market demand evolves.
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
Prior to the COVID-19 pandemic, we expected our two primary end markets, repair and replacement of water infrastructure, driven by municipal spending, and new water infrastructure installation, driven by residential construction, to grow in the low single digits during 2020. However, we now expect a material slowdown in our end markets for the second half of our fiscal year as a result of the economic effects of COVID-19. We expect that residential markets will experience a significant decrease in activity as new construction slows. In April 2020, Blue Chip Economic Indicators forecasted a 10% decrease in housing starts for calendar 2020 compared to the prior year primarily due to COVID-19 impacts.
The COVID-19 pandemic continues to cause significant disruptions to the U.S. and global economies. While we do not believe these disruptions had a material effect on our financial position or operations through March 31, 2020, there is no assurance that the pandemic will not have a material effect on our future financial position, results of operations, cash flows, or liquidity.

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
In October 2019, we acquired the noncontrolling interest of our previously existing joint venture operation for a negotiated purchase price of $5.4 million.
Technologies
The municipal market is the key end market for Technologies. The businesses in Technologies are project-oriented and depend on customer adoption of their technology-based products and services.
Critical Accounting Policies and Estimates
Accounting for Goodwill
At March 31, 2020, in connection with pandemic-related disruptions on the overall market and our business, we performed a quantitative goodwill impairment assessment of our Krausz reporting unit. The Krausz reporting unit had $85.9 million of goodwill at March 31, 2020. We used a discounted cash flow model to determine the estimated fair value of the reporting unit. We made estimates and assumptions regarding future revenue, cash flows, discount rates, and long-term growth rates to estimate the Krausz reporting unit’s fair value.
These assumptions represented our best estimates and we believe they were reasonable and appropriate. However, they are forecasts in the midst of a complex and still-developing situation with the COVID-19 pandemic, and as such they involve a high degree of uncertainty.
•The discount rate in the model, which includes a forecast-risk factor, was 12.8 percent.
•Long-term growth of revenue in the model beyond 2025 was 3 percent.
•Long term growth of free cash flow in the model beyond 2025 growth was 5 percent.
The results of the quantitative impairment assessment indicated that the Krausz reporting unit’s fair value exceeded its carrying value. However, the excess of the estimated fair value over the carrying value was not significant, the use of different key assumptions could result in a materially different outcome, and we cannot provide assurance that our estimates will be realized.
The continuation of pandemic-related effects on our business and the overall market could potentially materially change the key assumptions and lead to future impairment charges.

Results of Operations
Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

	Three months ended March 31, 2020
	Infrastructure	Technologies	Corporate	Total

	(in millions)
Net sales	$240.3	$17.4	$—	$257.7
Gross profit	84.2	1.8	—	$86.0
Operating expenses:
Selling, general and administrative	33.4	6.5	9.4	49.3
Strategic reorganization and other charges	0.4	—	0.5	0.9
	33.8	6.5	9.9	50.2
Operating income (loss)	$50.4	$(4.7)	$(9.9)	35.8
Non-operating expenses:
Pension costs (benefits) other than service				(0.8)
Interest expense, net				6.0
Walter Energy Accrual				—
Income before income taxes				30.6
Income tax expense				6.8
Net income				$23.8

	Three months ended March 31, 2019
	Infrastructure	Technologies	Corporate	Total

	(in millions)
Net sales	$214.1	$19.9	$—	$234.0
Gross profit	71.9	2.9	—	$74.8
Operating expenses:
Selling, general and administrative	30.7	6.5	8.5	45.7
Strategic reorganization and other charges	1.1	—	5.8	6.9
	31.8	6.5	14.3	52.6
Operating income (loss)	$40.1	$(3.6)	$(14.3)	22.2
Pension costs (benefits) other than service				1.0
Interest expense, net				5.9
Walter Energy Accrual				0.5
Income before income taxes				14.8
Income tax expense				3.9
Net loss				$10.9
Consolidated Analysis
Net sales for the quarter ended March 31, 2020 increased 10.1% or $23.7 million to $257.7 million from $234.0 million primarily due to increased shipment volumes at Infrastructure as well as higher pricing.
Gross profit for the quarter ended March 31, 2020 increased $11.2 million to $86.0 million from $74.8 million in the prior year period, primarily due to increased shipment volumes and higher pricing, which were partially offset by manufacturing performances and higher costs associated with tariffs. Gross margin was 33.4% for the quarter ended March 31, 2020 compared to 32.0% in the prior year period.
Selling, general and administrative expenses (“SG&A”) for the quarter ended March 31, 2020 increased to $49.3 million from $45.7 million in the prior year period due primarily to personnel-related costs and IT-related activities, which were partially offset by lower travel expenses as a result of travel restrictions and shelter-in-place orders. SG&A as a percentage of net sales was 19.1% and 19.5% in the quarters ended March 31, 2020 and 2019, respectively.

Strategic reorganization and other charges were $0.9 million in the quarter ended March 31, 2020 and were $6.9 million in the prior year period. The change is primarily the $4.3 million in expenses related to the Aurora tragedy in the prior year period.
Interest expense, net increased $0.1 million in the quarter ended March 31, 2020 compared to the prior year period primarily due to decreased interest income. The components of interest expense, net are provided below.

	Three months ended
	March 31,
	2020	2019

	(in millions)
Notes	$6.2	$6.2
Deferred financing costs amortization	0.3	0.2
ABL Agreement	0.1	0.1
Capitalized interest, including adjustment	(0.5)	—
Other interest expense	0.2	0.1
	6.3	6.6
Interest income	(0.3)	(0.7)
Interest expense, net	$6.0	$5.9
The reconciliation between the U.S. federal statutory income tax rate and the effective tax rate is presented below.

	Three months ended
	March 31,
	2020	2019
U.S. federal statutory income tax rate	21.0%	21.0%
Adjustments to reconcile to the effective tax rate:
State income taxes, net of federal benefit	4.5	4.5
Excess tax (benefits) related to stock compensation	(0.5)	0.3
Tax credits	(1.5)	(1.3)
Global Intangible Low-taxed Income	(0.2)	0.5
Foreign income taxes	(0.5)	—
Valuation allowance	(0.6)	—
Other	—	1.4
Effective income tax rate	22.2%	26.4%
Segment Analysis
Infrastructure
Net sales for the quarter ended March 31, 2020 increased 12.2% to $240.3 million compared to $214.1 million in the prior year period due to increased shipment volumes and higher pricing. The increased shipment volumes were driven by iron gate valves, hydrants, specialty valves and repair products.
Gross profit for the quarter ended March 31, 2020 increased to $84.2 million from $71.9 million in the prior year period primarily due to increased shipment volumes and higher sales pricing, which were partially offset by higher costs associated with tariffs, and manufacturing performance, which included $1.0 million in startup costs associated with our large casting foundry expansion in Chattanooga. The prior year period included $2.2 million of costs related to the Krausz acquisition. Gross margin was 35.0% for the quarter ended March 31, 2020 compared to 33.6% in the prior year period.
SG&A for the quarter ended March 31, 2020 increased to $33.4 million from $30.7 million in the prior year period. This increase was primarily due to increased personnel related costs. SG&A as a percentage of net sales was 13.9% and 14.3% for the quarters ended March 31, 2020 and 2019, respectively.

Technologies
Net sales in the quarter ended March 31, 2020 decreased to $17.4 from $19.9 million in the prior year period, driven by lower shipment volumes at Metrology, partially offset by higher volumes at Echologics. We experienced a decline in March 2020 as projects were delayed due to shelter-in-place restrictions.
Gross profit in the quarter ended March 31, 2020 was $1.8 million compared to $2.9 million in the prior year period.
SG&A remained flat at $6.5 million in both quarters ended March 31. SG&A as a percentage of net sales was 37.4% and 32.7% for the quarters ended March 31, 2020 and 2019, respectively.
Corporate
SG&A was $9.4 million in the quarter ended March 31, 2020 and was $8.5 million in the prior year period. This increase was primarily due to IT-related activities, personnel-related costs and professional fees.
Six Months Ended March 31, 2020 Compared to Six Months Ended March 31, 2019

	Six months ended March 31, 2020
	Infrastructure	Technologies	Corporate	Total

	(in millions)
Net sales	$433.1	$37.2	$—	$470.3
Gross profit	152.4	6.2	—	$158.6
Operating expenses:
Selling, general and administrative	65.9	12.9	20.4	99.2
Strategic reorganization and other charges	0.4	—	2.9	3.3
	66.3	12.9	23.3	102.5
Operating income (loss)	$86.1	$(6.7)	$(23.3)	56.1
Non-operating expenses:
Pension costs (benefits) other than service				(1.5)
Interest expense, net				13.4
Walter Energy Accrual				0.2
Income before income taxes				44.0
Income tax expense				9.9
Net income				$34.1

	Six months ended March 31, 2019
	Infrastructure	Technologies	Corporate	Total

	(in millions)
Net sales	$386.1	$40.7	$—	$426.8
Gross profit	128.7	6.2	—	$134.9
Operating expenses:
Selling, general and administrative	56.6	13.5	16.6	86.7
Strategic reorganization and other charges	1.1	—	9.0	10.1
	57.7	13.5	25.6	96.8
Operating income (loss)	$71.0	$(7.3)	$(25.6)	38.1
Pension costs (benefits) other than service				0.9
Interest expense, net				11.4
Walter Energy Accrual				37.9
Loss before income taxes				(12.1)
Income tax benefit				(2.0)
Net loss				$(10.1)

Consolidated Analysis
Net sales for the six months ended March 31, 2020 increased 10.2% or $43.5 million to $470.3 million from $426.8 million primarily due to increased shipment volumes at Infrastructure, Krausz sales, and higher pricing.
Gross profit for the six months ended March 31, 2020 increased $23.7 million to $158.6 million from $134.9 million in the prior year period, primarily due to higher pricing, improved product mix and the addition of Krausz, which were partially offset by higher costs associated with tariffs and inflation. The prior year period included $2.2 million of expenses related to the Krausz inventory step-up. Gross margin was 33.7% for the quarter ended March 31, 2020 compared to 31.6% in the prior year period.
Selling, general and administrative expenses (“SG&A”) for the six months ended March 31, 2020 increased to $99.2 million from $86.7 million in the prior year period due primarily to the inclusion of Krausz’s SG&A expenses as well as IT-related activities, personnel-related costs and professional fees. SG&A as a percentage of net sales was 21.1% and 20.3% in the six months ended March 31, 2020 and 2019, respectively.
Strategic reorganization and other charges were $3.3 million in the six months ended March 31, 2020 and were $10.1 million in the prior year period. The change is primarily driven by $4.3 million in expenses related to the Aurora tragedy in the prior year period.
Interest expense, net increased $2.0 million in the six months ended March 31, 2020 compared to the prior year period primarily due to a non-cash adjustment to capitalized interest in the six month period and decreased interest income. The components of interest expense, net are provided below.

	Six months ended
	March 31,
	2020	2019

	(in millions)
Notes	$12.4	$12.4
Deferred financing costs amortization	0.6	0.6
ABL Agreement	0.3	0.3
Capitalized interest, including adjustment	0.7	—
Other interest expense	0.2	0.3
	14.2	13.6
Interest income	$(0.8)	$(2.2)
Interest expense, net	$13.4	$11.4
The reconciliation between the U.S. federal statutory income tax rate and the effective tax rate is presented below.

	Six months ended
	March 31,
	2020	2019
U.S. federal statutory income tax rate	21.0%	21.0%
Adjustments to reconcile to the effective tax rate:
State income taxes, net of federal benefit	4.5	1.8
Excess tax (benefits) related to stock compensation	(0.8)	2.5
Tax credits	(1.4)	2.6
Global Intangible Low-taxed Income	—	(1.1)
Foreign income taxes	(0.6)	—
Valuation allowance	(0.6)	—
Other	0.4	(1.9)
	22.5%	24.9%
Walter Energy accrual	—	(12.9)
Transition tax	—	4.7
Effective income tax rate	22.5%	16.8%

Segment Analysis
Infrastructure
Net sales for the six months ended March 31, 2020 increased 12.2% to $433.1 million compared to $386.1 million in the prior year period due increased shipment volume, the inclusion Krausz and higher pricing.
Gross profit for the six months ended March 31, 2020 increased to $152.4 million from $128.7 million in the prior year period primarily due to the inclusion of Krausz and higher sales pricing. The prior year period included $2.2 million of expenses related to the Krausz inventory step-up. Gross margin was 35.2% for the six months ended March 31, 2020 compared to 33.3% in the prior year period.
SG&A for the six months ended March 31, 2020 increased to $65.9 million from $56.6 million in the prior year period. This increase was primarily due to the inclusion of Krausz. SG&A as a percentage of net sales was 15.2% and 14.7% for the six months ended March 31, 2020 and 2019, respectively.
Technologies
Net sales in the six months ended March 31, 2020 decreased to $37.2 million from $40.7 million in the prior year period, driven by lower shipment volumes at Metrology, which was offset by higher volumes at Echologics as well as higher pricing.
Gross profit was flat at $6.2 million in each six-month period ended March 31.
SG&A decreased to $12.9 million in the six months ended March 31, 2020 compared to $13.5 million in the prior year period primarily due to reduced marketing and personnel-related expenses. SG&A as a percentage of net sales was 34.7% and 33.2% for the six months ended March 31, 2020 and 2019, respectively.
Corporate
SG&A was $20.4 million in the six months ended March 31, 2020 and was $16.6 million in the prior year period. This increase was primarily due to IT-related activities, personnel-related costs and professional fees.
Liquidity and Capital Resources
We had cash and cash equivalents of $111.3 million at March 31, 2020 and $159.0 million of additional borrowing capacity under our ABL Agreement based on March 31, 2020 data. Undistributed earnings from our subsidiaries in Canada, China, and Israel are considered to be permanently invested outside the United States. At March 31, 2020, cash and cash equivalents included $9.2 million, $6.5 million and $18.0 million in Canada, China and Israel, respectively. As of May 5, 2020, we have no plans to repatriate cash.
We declared a quarterly dividend of $0.525 per share as of April 23, 2020 and as of May 5, 2020 we have no plans to suspend our dividend payments.
We repurchased $5.0 million in shares of our common stock during the quarter ended March 31, 2020 and have $145 million remaining on our share repurchase authorization. To enhance our liquidity position in response to the COVID-19 pandemic, we elected to temporarily suspend share repurchases under our existing share repurchase program. The existing program remains authorized by the Board of Directors, and we may resume share repurchases in the future at any time, depending upon market conditions, our capital needs and other factors.

The ABL Agreement and Notes contain customary representations and warranties, covenants and provisions governing an event of default.  The covenants restrict our ability to engage in certain specified activities, including but not limited to the payment of dividends and the redemption of our common stock.

Cash flows from operating activities are categorized below.

	Six months ended
	March 31,
	2020	2019

	(in millions)
Collections from customers	$462.1	$375.7
Disbursements, other than interest and income taxes	(424.8)	(378.7)
Walter tax matter payment	(22.2)	—
Interest payments, net	(12.2)	(11.2)
Income tax payments, net	(5.9)	(14.9)
Cash (used in) operating activities	$(3.0)	$(29.1)
Collections from customers were higher during the six months ended March 31, 2020 compared to the prior year period primarily due to increased sales.
Increased disbursements, other than interest and income taxes, during the six months ended March 31, 2020 reflect increased expenses, differences in the timing of expenditures. Additionally we disbursed $22.2 million related to the final settlement of the Walter tax matter.
Capital expenditures were $37.3 million in the six months ended March 31, 2020 compared to $30.5 million in the prior year period. These expenditures were primarily investment in announced large capital projects. For the full-year 2020, we have reduced our plans for capital expenditures, and now expect spending to be between $70 million and $75 million as compared with our prior guidance range of between $80 million and $90 million.

We anticipate that our existing cash, cash equivalents and borrowing capacity combined with our expected operating cash flows will be sufficient to meet our anticipated operating expenses, income tax payments, capital expenditures and debt service obligations as they become due through March 31, 2021.
We believe that additional borrowings through various financing alternatives remain available if required. The future effects of the pandemic cannot be predicted with certainty and may increase our borrowing costs and other costs of capital or otherwise adversely affect our financial condition and liquidity, and we cannot guarantee that we will have access to external financing at times and on terms we consider acceptable, or at all, or that we will not experience other liquidity issues going forward.
ABL Agreement
At March 31, 2020, the ABL Agreement consisted of a revolving credit facility for up to $175 million of revolving credit borrowings, swing line loans and letters of credit. The ABL Agreement permits us to increase the size of the credit facility by an additional $150 million in certain circumstances subject to adequate borrowing base availability. We may borrow up to $25 million through swing line loans and may have up to $60 million of letters of credit outstanding.
Borrowings under the ABL Agreement bear interest at a floating rate equal to LIBOR, plus a margin ranging from 125 to 150 basis points, or a base rate, as defined in the ABL Agreement, plus a margin ranging from 25 to 50 basis points. At March 31, 2020, the applicable LIBOR-based margin was 125 basis points.
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
5.5% Senior Unsecured Notes
On June 12, 2018, we privately issued $450.0 million of Senior Unsecured Notes (“Notes”), which mature in June 2026 and bear interest at 5.5%, paid semi-annually. Substantially all of our U.S. subsidiaries guarantee the Notes, which are subordinate to borrowings under the ABL. Based on quoted market prices, the outstanding Notes had a fair value of $435.4 million at March 31, 2020. Our Notes are not widely traded, but traded in excess of par in May 2020.
An indenture securing the Notes (“Indenture”) contains customary covenants and events of default, including covenants that limit our ability to incur debt, pay dividends and make investments. There are no financial maintenance covenants associated with the Indenture. We believe we were compliant with these covenants at March 31, 2020 and expect to remain in compliance through March 31, 2021.
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
Our corporate credit rating and the credit rating for our debt are presented below.

	Moody’s		Standard & Poor’s
	March 31,	September 30,	March 31,	September 30,
	2020	2019	2020	2019
Corporate credit rating	Ba2	Ba2	BB	BB
ABL Agreement	Not rated	Not rated	Not rated	Not rated
Notes	Ba3	Ba3	BB	BB
Outlook	Stable	Stable	Stable	Stable

Off-Balance Sheet Arrangements
We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose” entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, at March 31, 2020 we did not have any undisclosed borrowings, debt, derivative contracts or synthetic leases. Therefore, we were not exposed to any financing, liquidity, market or credit risk that could have arisen had we engaged in such relationships.
We use letters of credit and surety bonds in the ordinary course of business to ensure the performance of contractual obligations. At March 31, 2020, we had $13.8 million of letters of credit and $23.1 million of surety bonds outstanding.
Seasonality
Our business is seasonal due to the impact of cold weather conditions. Net sales and operating income have historically been lowest in the quarterly periods ending December 31 and March 31 when the northern United States and all of Canada generally face weather conditions that restrict significant construction activity.

Item 4. CONTROLS AND PROCEDURES
During the quarter ended March 31, 2020, we continued our multi-year implementation of upgrades to our enterprise resource planning (ERP) system and the implementation of a new information technology system for processing of payroll and employee-related transactions.
Aside from the above, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
As a result of the COVID-19 pandemic, many of our employees began working remotely in March 2020. This change to our working environment did not have a material effect on our internal control over financial reporting during the most recent quarter. We will continue monitoring and assessing any impacts from the COVID-19 pandemic on our internal controls.
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
Our operations and results may be negatively impacted by the COVID-19 global pandemic.
The outbreak of COVID-19 is impacting cities, states and countries around the world and is temporarily changing the way we live and work. The COVID-19 pandemic has also caused a shift in how we manage our business, think about work and how our work gets done. As the pandemic continues to spread throughout the United States, businesses as well as federal, state and local governments have implemented significant actions to attempt to mitigate this public health crisis. Although the ultimate severity and duration of the COVID-19 pandemic is uncertain at this time, the pandemic is likely to have meaningful adverse impacts on our financial condition and results of operations, including, additional plant closures, illness or quarantine of our employees, supply chain disruptions, transportation delays, cost increases, more extensive travel restrictions, closures or disruptions of businesses and facilities, or social, economic, political or labor instability in the affected areas. These same factors may impact our suppliers, customers and distributors. We have enacted significant changes to the way we work in an attempt to enhance and secure the health and safety of our workforce and the communities in which they operate. However, the health implications of the COVID-19 pandemic are extensive and the extent, duration and severity of the pandemic are highly uncertain. It is also uncertain whether the measures we have taken — and additional measures we may undertake in the future — and the actions taken by federal, state and local governmental agencies will be successful. Accordingly, should there be unexpected health implications for our employees, communities or others, we could face litigation or other claims and we could suffer damage to our reputation, brand and operations, which could adversely affect our business.
We have incurred additional costs to address the COVID-19 pandemic, including costs associated with additional cleaning, disinfectants and sanitation materials for our employees and at our facilities. We expect to continue to incur such costs, which may be significant, as we continue to implement operational changes in response to this pandemic. All of our facilities are operational and able to fill orders at May 5, 2020, and our teams have worked effectively to address the few temporary closures we have experienced. The COVID-19 pandemic has also caused supply chain disruption that has resulted in higher costs in the manufacture of our products. These conditions could persist or worsen.
Continued disruptions in our markets and the global economy may cause us to have to assess impairments of our assets and cause us to incur and record non-cash impairment charges.
Further, our management is focused on mitigating the impact of the COVID-19 pandemic on our operations, which has required, and will continue to require, a large investment of time and resources across our business and may delay other strategic initiatives and large capital projects that are important to the business. Additionally, many of our employees are working remotely. An extended period of remote work arrangements could strain our business continuity plans, introduce operational risk, including but not limited to cybersecurity risks, and impair our ability to manage our business.
The extent to which the COVID-19 pandemic impacts us will depend on a number of factors and developments that we are not able to predict or control, including, among others: the severity of the virus; the duration of the outbreak; governmental, business and other actions (which could include limits on funding for our products or services); the health of and the effect on our workforce; and the potential effects on our internal controls including those over financial reporting as a result of changes in working environments such as shelter-in-place and similar orders that are applicable to our employees, including management. In addition, if the pandemic continues to create disruptions or turmoil in the credit or financial markets, it could adversely affect our ability to access capital on favorable terms and continue to meet our liquidity needs, all of which are highly uncertain and cannot be predicted.

We also cannot predict the impact that the COVID-19 pandemic will have on third parties with which we do business, and each of their financial conditions, including their viability and ability to pay for our products and services; however, any material effect on these parties could adversely impact us. The extent of the impact of the COVID-19 pandemic on our operations and financial results depends on future developments and is highly uncertain. The situation is changing rapidly and future impacts may materialize that are not yet known.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the quarter ended March 31, 2020, shares were surrendered to us to pay the tax withholding obligations of participants in connection with the lapsing of restrictions on restricted stock units as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs (in millions)
January 1-31, 2020	7,666	$12.20	—	$150.0
February 1-29, 2020	418,374	11.93	418,374	145.0
March 1-31, 2020	—	—	—	145.0
Total	426,040	$—	418,374	145.0
We repurchased $5.0 million in shares of our common stock during the quarter ended March 31, 2020 under our share repurchase authorization, and we have $145 million remaining under this authorization. We have temporarily suspended our share repurchase program.
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
101*
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in XBRL (Extensible Business Reporting Language), (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Other Comprehensive Loss, (iv) the Condensed Consolidated Statements of Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its iXBRL tags are embedded within the Inline XBRL document.
*  Filed with this quarterly report
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MUELLER WATER PRODUCTS, INC.
Date:	May 5, 2020	By:	/s/ Michael S. Nancarrow
Michael S. Nancarrow
Chief Accounting Officer