Form 10-K
period 2020-09-30
Mueller Water Products, Inc.
filed 2020-11-19
CIK 1350593

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2020
OR
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒ Yes ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.) ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one): ☒ Large accelerated filer     ☐ Accelerated filer ☐ Non-accelerated filer     ☐ Smaller reporting company         ☐ Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant had filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes ☒ No
There were 158,102,357 shares of common stock of the registrant outstanding at November 10, 2020. At March 31, 2020, the aggregate market value of the voting and non-voting common stock held by non-affiliates (assuming only for purposes of this computation that directors and executive officers may be affiliates) was $1,248.3 million based on the closing price per share as reported on the New York Stock Exchange.
DOCUMENTS INCORPORATED BY REFERENCE
Applicable portions of the Proxy Statement for the upcoming 2021 Annual Meeting of Stockholders of the Company are incorporated by reference into Part III of this Form 10-K.

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
Item 1.BUSINESS
Our Company
Mueller Water Products, Inc. is a Delaware corporation that was incorporated on September 22, 2005 under the name Mueller Holding Company, Inc.
We are a leading manufacturer and marketer of products and services used in the transmission, distribution and measurement of water in North America. Our products and services are used by municipalities and the residential and non-residential construction industries. Some of our products have leading positions due to their strong brand recognition and reputation for quality, service and innovation. We believe we have one of the largest installed bases of iron gate valves and fire hydrants in the United States. Our iron gate valve or fire hydrant products are specified for use in the largest 100 metropolitan areas in the United States. Our large installed base, broad product range and well-known brands have led to long-standing relationships with the key distributors and end users of our products. Our consolidated net sales were $964.1 million in 2020.
We operate our business through two segments, Infrastructure, formerly referred to as Mueller Co., and Technologies, formerly referred to as Mueller Technologies. Segment sales, operating results and additional financial data and commentary are provided in the Segment Analysis section in Part II, Item 7. “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” and in Note 17. of the Notes to Consolidated Financial Statements in Part II, Item 8. “FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this annual report.
Infrastructure
Infrastructure manufactures valves for water and gas systems, including iron gate, butterfly, tapping, check, knife, plug, automatic control and ball valves, as well as dry-barrel and wet-barrel fire hydrants and a broad line of pipe repair products, such as clamps and couplings used to repair leaks. Infrastructure’s net sales were $885.5 million in 2020. Sales of Infrastructure products are driven principally by spending on water and wastewater infrastructure upgrade, repair and replacement, and by construction of new water and wastewater infrastructure, which is typically associated with construction of new residential communities. Infrastructure sells its products primarily through waterworks distributors. We believe a majority of Infrastructure’s 2020 net sales were for infrastructure upgrade, repair and replacement. Infrastructure also sells products for pipe repair to natural gas utilities.
Technologies
Technologies offers residential and commercial water metering, water leak detection and pipe condition assessment products, systems and services. Technologies’ net sales were $78.6 million in 2020. Technologies is comprised of the Mueller Systems and Echologics businesses. Mueller Systems sells water metering systems, products, services and software directly to municipalities and to waterworks distributors. Echologics sells water leak detection and pipe condition assessment products and services primarily to municipalities.
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
Develop and implement fully-integrated intelligent technology platform for infrastructure testing, monitoring and control.
We have introduced a new software platform, Sentryx, that provides data intelligence to help water utilities make strategic and operational decisions. As our customers seek to use real-time data and analytics to manage and repair their aging infrastructures more efficiently, we believe we are uniquely positioned to help solve their problems given our expertise and the large installed base of our products. This data includes leak detection, pressure monitoring, advanced metering and water quality, which are aggregated and consolidated within the Sentryx platform, providing utilities with critical information regarding their distribution systems.

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
Modernize manufacturing facilities.
We are prioritizing capital investments through 2022 to modernize our manufacturing facilities and processes. We believe this modernization will improve product quality, drive non-price margin expansion and expand our product portfolio. Our large valve manufacturing expansion in Chattanooga began ramping up production in 2020 and we expect to enter full-scale production in early 2021. We are in the process of building out our new facility in Kimball, Tennessee to expand our machining and assembly capabilities in the Chattanooga area. We expect these investments will allow us to capitalize on the growing need for large valves due to the migration to more densely populated, urban areas and an increased focus by customers on products made in America. In addition, we have begun construction of a new brass foundry in Decatur, Illinois.
Continue to seek to acquire and invest in businesses and technologies that expand our existing portfolio of businesses or allow us to enter new markets.
We will continue to evaluate the acquisition of strategic businesses, technologies and product lines that have the potential to strengthen our competitive positions, enhance or expand our existing product and service offerings, expand our technological capabilities, leverage our manufacturing capabilities, provide synergistic opportunities or allow us to enter new markets.  As part of this strategy, we may pursue international opportunities, including acquisitions, joint ventures and partnerships, that allow us to expand product or service offerings or enter new markets.
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
Water and Gas Valves and Related Products.  Infrastructure manufactures valves for water and gas systems, including iron gate, butterfly, tapping, check, knife, plug, automatic control and ball valves, and sells these products under a variety of brand names, including Mueller, Pratt, U.S. Pipe Valve and Hydrant, and Singer Valve. Water and gas valves and related products, generally made of iron or brass, accounted for $583.2 million, $576.4 million and $569.1 million of our gross sales in 2020, 2019 and 2018, respectively. These valve products are used to control distribution and transmission of potable water, non-potable water or gas. Water valve products typically range in size from ¾ inch to 36 inches in diameter. Infrastructure also manufactures significantly larger valves as custom order work through its Henry Pratt product line. Most of these valves are used in water transmission or distribution, water treatment facilities or industrial applications.
Infrastructure also produces machines and tools for tapping, drilling, extracting, installing and stopping-off, which are designed to work with its water and gas fittings and valves as an integrated system.
Fire Hydrants.  Infrastructure manufactures dry-barrel and wet-barrel fire hydrants. Sales of fire hydrants and fire hydrant parts accounted for $201.4 million, $199.7 million and $204.3 million of our gross sales in 2020, 2019 and 2018, respectively. Infrastructure sells fire hydrants for new water infrastructure development, fire protection systems and water infrastructure repair and replacement projects.

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
Repair Products and Services. Infrastructure also sells pipe repair products, such as couplings, grips and clamps used to repair leaks, under the HYMAX, Mueller and Krausz brand names.
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
Sales of water metering products and systems accounted for 79%, 81% and 79% of Technologies’ net sales in 2020, 2019 and 2018, respectively.
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

Infrastructure
Infrastructure operates fourteen manufacturing facilities located in the United States, Canada, Israel and China. These manufacturing operations include foundry, machining, fabrication, assembly, testing and painting operations. Not all facilities perform each of these operations. Infrastructure’s existing manufacturing capacity is sufficient for anticipated near-term requirements. However, in order to meet longer-term capacity requirements and modernize some production facilities, Infrastructure has expanded its large valve casting capabilities at its foundry location in Chattanooga, Tennessee, is currently building out its new manufacturing facility in nearby Kimball, Tennessee to insource certain activities and assemble certain large valves, and has started construction of a new brass foundry in Decatur, Illinois that will replace our existing brass foundry located nearby in Decatur.
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
Purchased Components and Raw Materials
Our products are made using various purchased components and several basic raw materials, including brass ingot, scrap steel, sand and resin. Purchased parts and raw materials represented approximately 34% and 11%, respectively, of cost of sales in 2020.
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

The table below highlights selected brand names by segment.

Infrastructure	Technologies
Canada Valve™	Echologics®
Centurion®	Echoshore®
Ez-Max®	ePulse®
Hydro Gate®	Hersey™
Hydro-Guard®	LeakFinderRT®
HYMAX®	LeakFinderST™
HYMAX VERSA®	LeakListener®
Jones®	LeakTuner®
Krausz®	Mi.Echo®
Milliken™	Mi.Data®
Mueller®	Mi.Hydrant™
Pratt®	Mi.Net®
Pratt Industrial®	Mueller Systems®
Repamax®	Sentryx™
Repaflex®
Singer™
U.S. Pipe Valve and Hydrant, LLC

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
Infrastructure
Infrastructure sells its products primarily through waterworks distributors to a wide variety of end user customers, including municipalities, water and wastewater utilities, gas utilities, and fire protection and construction contractors. Sales of our products are heavily influenced by the specifications for the underlying projects. Approximately 7%, 8% and 9% of Infrastructure’s net sales were to Canadian customers in 2020, 2019 and 2018, respectively.
At September 30, 2020, Infrastructure had 75 sales representatives in the field and 132 inside marketing and sales professionals, as well as 113 independent manufacturer’s representatives. In addition to calling on distributors, these representatives call on municipalities, water companies and other end users to ensure the products specified for their projects are our products or comparable to our products.
Infrastructure’s extensive installed base, broad product range and well-known brands have led to many long-standing relationships with the key distributors in the principal markets we serve. Our distribution network covers all of the major locations for our principal products in the United States and Canada. Although we have long-standing relationships with most of our key distributors, we typically do not have long-term contracts with them, including our two largest distributors, which together accounted for approximately 35%, 34% and 35% of Infrastructure’s gross sales in 2020, 2019 and 2018, respectively. The loss of either of these distributors would have a material adverse effect on our business. See “Item 1A. RISK FACTORS-Our business depends on a small group of key customers for a significant portion of our sales.”

Technologies
Technologies sells its water metering systems, products and services directly to municipalities and to waterworks distributors and sells water leak detection and pipe condition assessment products and services primarily to municipalities and to utilities. At September 30, 2020, Technologies had 36 sales representatives in the field. Technologies’ five largest customers accounted for approximately 45%, 50% and 47% of its gross sales in 2020, 2019 and 2018, respectively. See “Item 1A. RISK FACTORS-Our business depends on a small group of key customers for a significant portion of our sales.”
Backlog
We consider backlog to represent orders placed by customers for which goods or services have yet to be delivered. Backlog is a meaningful indicator for the Pratt product line of Infrastructure and the Mueller Systems business unit of Technologies. Pratt products consist of valves and other parts for large projects that typically require design and build specifications. The delivery lead time for these projects can be longer than one year, and we expect approximately 16% of Pratt’s backlog at the end of 2020 will not be shipped until beyond 2021. Mueller Systems manufactures or sources water meter systems that are sometimes ordered in large quantities with delivery dates over several years, and we expect approximately 52% of Mueller Systems’ backlog will not be shipped until beyond 2021. Backlogs for Pratt and Mueller Systems are presented below.

	September 30,
	2020	2019
	(in millions)
Pratt	$87.1	$81.6
Mueller Systems	48.2	8.9
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
We believe the market for many of Infrastructure’s repair products is open to product innovation. Our current marketing is primarily focused on repair, joining and restraining of water infrastructure piping systems. The majority of this infrastructure consists of cast iron, ductile iron and plastic pipe, and our repair solutions work well with all of these. We believe our brand names are generally associated with premium products due to our patented technology and features. Our primary competitors in the repair market are: Romac Industries, Smith Blair, Viking Johnson, AVK Group, JCM Industries, and Georg Fisher Ltd..

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
Research and Development
Our primary research and development (“R&D”) facilities are located in Chattanooga, Tennessee and in Ariel, Israel for Infrastructure and in Atlanta, Georgia and Toronto, Ontario for Technologies. The primary focus of these operations is to develop new products, improve and refine existing products and obtain and assure compliance with industry approval certifications or standards (such as AWWA, UL, FM, NSF and The Public Health and Safety Company). At September 30, 2020, we employed 78 people dedicated to R&D activities.  R&D expenses were $15.0 million, $14.3 million and $11.6 million during 2020, 2019 and 2018, respectively.
Regulatory and Environmental Matters
Our operations are subject to numerous federal, state and local laws and regulations, both within and outside the United States, in areas such as: competition, government contracts, international trade, labor and employment, tax, licensing, consumer protection, environmental protection, workplace health and safety, and others.  These and other laws and regulations impact the manner in which we conduct our business, and changes in legislation or government policies can affect our operations, both favorably and unfavorably. For example, the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and similar state laws affect our operations by, among other things, imposing investigation and cleanup requirements for threatened or actual releases of hazardous substances. Under CERCLA, joint and several liability may be imposed on operators, generators, site owners, lessees and others regardless of fault or the legality of the original activity that caused or resulted in the release of the hazardous substances. Thus, we may be subject to liability under CERCLA and similar state laws for properties that (1) we currently own, lease or operate, (2) we, our predecessors, or former subsidiaries previously owned, leased or operated, (3) sites to which we, our predecessors or former subsidiaries sent waste materials, and (4) sites at which hazardous substances from our facilities’ operations have otherwise come to be located. The purchaser of U.S. Pipe has been identified as a “potentially responsible party” (“PRP”) under CERCLA in connection with a former manufacturing facility operated by U.S. Pipe that was in the vicinity of a Superfund site located in North Birmingham, Alabama. Under the terms of the acquisition agreement relating to our sale of U.S. Pipe, we agreed to indemnify the purchaser for certain environmental liabilities, including those arising out of the former manufacturing site in North Birmingham. Accordingly, the purchaser tendered the matter to us for indemnification, which we accepted. Ultimate liability for the site will depend on many factors that have not yet been determined, including the determination of EPA’s remediation costs, the number and financial viability of the other PRPs (there are four other PRPs currently) and the determination of the final allocation of the costs among the PRPs. For more information regarding this matter as well as others that may affect our business, including our capital expenditures, earnings and competitive position, see “Item 1A. RISK FACTORS,” “Item 3. LEGAL PROCEEDINGS - Environmental,” “Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Contingencies” and Note 18. of the Notes to Consolidated Financial Statements.
Human Capital
We believe our employees are our greatest asset. To ensure their health and well-being, we provide access to benefits and offer programs that support work-life balance and overall well-being including financial, physical and mental health resources. We also provide maternity and paternity benefits for biological and adoptive parents.
Our core values of respect, integrity, trust, safety and inclusion shape our culture and define who we are. They are guiding principles that we live by every day and are evident in everything we do. We strive to attract, develop and retain high performing talent and we support and reward employee performance.

We are committed to upholding fundamental human rights and believe that all human beings should be treated with dignity, fairness, and respect. We strive to promote inclusion in the workplace, engage with communities to build upon our understanding of potential human rights issues, and encourage our suppliers to treat their employees — and to interact with their communities — in a manner that respects human rights. We condemn human rights abuses and do not condone the use of slave or forced labor, human trafficking, child labor, the degrading treatment of individuals, physical punishment, or unsafe working conditions. All employees are required to understand and obey local laws, to report any suspected violations, and to act in accordance with our Core Values and Code of Conduct.
At September 30, 2020, we employed approximately 3,100 people, of whom 84% work in the United States. At September 30, 2020, 65% of our hourly workforce was represented by collective bargaining agreements.
Our locations with employees covered by such agreements are presented below.

Location	Expiration of current agreement(s)
Chattanooga, TN	October 2022, January 2023
Decatur, IL	June 2025
Albertville, AL	October 2025
Aurora, IL	September 2021
We believe relations with our employees, including those represented by collective bargaining agreements, are good.
Geographic Information
See Note 17. of the Notes to Consolidated Financial Statements.
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
Risks related to our industries
A significant portion of our business depends on spending for water and wastewater infrastructure construction activity.
Our primary end markets are repair and replacement of water infrastructure, driven by municipal spending and new water infrastructure installation driven by new residential construction. As a result, a significant portion of our business depends on local, state and federal spending on water and wastewater infrastructure upgrade, repair and replacement. Funds for water and wastewater infrastructure repair and replacement typically come from local taxes, water fees and water rates. State and local governments and private water entities that do not adequately budget for expenditures when setting tax rates, water rates and water fees, as applicable, may be unable to pay for water infrastructure repair and replacement if they do not have access to other funding sources. In addition, reductions or delays in federal spending related to water or wastewater infrastructure could adversely affect state or local projects and may adversely affect our financial results.
Governments and private water entities may have limited abilities to increase taxes, water fees or water rates, as applicable. It is not unusual for water and wastewater projects to be delayed and rescheduled for a number of reasons, including changes in project priorities, increasing interest rates and inflation and difficulties in complying with environmental and other governmental regulations. For example, changes in interest rates and credit markets (including municipal bonds, mortgages, home equity loans and consumer credit) can significantly increase the costs of the projects in which our products are utilized — such as new residential construction and water and wastewater infrastructure upgrade, repair and replacement projects — and lead to such projects being reduced, delayed and/or rescheduled, which could result in a decrease in our revenues and earnings and adversely affect our financial condition. In addition, higher interest rates are often accompanied by inflation. In an inflationary environment, we may be unable to raise the prices of our products sufficiently to keep up with the rate of inflation, which would reduce our profit margins.
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
New water and wastewater infrastructure spending is heavily dependent upon residential construction. As a result, our financial performance depends significantly on the stability and growth of the residential construction market. This market depends on a variety of factors beyond our control, including household formation, consumer confidence, interest rates, inflation and the availability of mortgage financing, as well as the mix between single and multifamily construction, availability of construction labor and ultimately the extent to which new construction leads to the development of raw land. Adverse conditions or sustained uncertainty regarding the residential construction market could adversely affect our sales, profitability and cash flows, including the risk that one or more of our distributors and/or end use customers decide to delay purchasing, or determine not to purchase, our products or services.
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
The long-term success of our newer systems and solutions, including the related products, software and services, such as smart metering, leak detection and pipe condition assessment, depends on market acceptance.
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

Risks related to our business strategy
We may not be able to adequately manage the risks associated with the introduction and deployment of new products and systems, including increased warranty costs.
The success of our new products and systems, such as our recently launched smart hydrant and Sentryx software platform, will depend on our ability to manage the risks associated with their introduction, including the risk that new products and systems may have quality or other defects or deficiencies in their early stages that result in their failure to satisfy performance or reliability requirements. Our success will depend in part on our ability to manage these risks, including costs associated with manufacturing, installation, maintenance and warranties. These challenges can be costly and technologically challenging, and we cannot determine in advance the ultimate effect they may have. For example, during the quarters ended March 30, 2017 and June 30, 2018, we recorded discrete warranty expenses of $9.8 million and $14.1 million, respectively, associated with certain products that Technologies produced prior to 2017, as described more fully in Note 18. to the Notes to the Consolidated Financial Statements. Warranty liabilities and the related reserve estimation process is highly judgmental due to the complex nature of these exposures and the unique circumstances of each claim. Furthermore, once claims are asserted for an alleged product defect by municipalities or other customers, it can be difficult to determine the level of potential exposure or liability related to such allegation to which the assertion of these claims will expand geographically. Although we have obtained insurance for product liability claims, such policies may not be available or adequate to cover the liability for damages, the cost of repairs and/or the expense of litigation. Current and future claims may arise out of events or circumstances not covered by insurance and not subject to effective indemnification agreements with our subcontractors. Failure to successfully manage these challenges could result in lost revenue, significant expenses, and harm to our reputation.
Inefficient or ineffective allocation of capital, along with increased capital expenditure levels to modernize our aging facilities and expand our capabilities, could adversely affect our operating results and/or shareholder value, including negatively impacting our available cash reserves and prevent acquisition or other cash-intensive opportunities.
Our goal is to invest capital to generate long-term value for our shareholders. This includes spending on capital projects, such as developing or acquiring strategic businesses, technologies and product lines with the potential to strengthen our industry position, enhancing our existing set of product and service offerings, or entering new markets, as well as periodically returning value to our stockholders through share repurchases and dividends. For example, we have completed the construction of our large valve manufacturing expansion in Chattanooga, Tennessee and made an additional investment in a facility in Kimball, Tennessee to further expand our capabilities in the area and allow us to insource more products and operations. We also expect to make significant progress in fiscal 2021 on the construction of our new brass manufacturing facility in Decatur, Illinois, which we expect to be completed in 2022. To a large degree, capital efficiency reflects how well we manage key risks. The actions taken to address specific risks may affect how well we manage the more general risk of capital efficiency. If we do not properly allocate and manage our capital, we may fail to produce optimal financial results and we may experience a reduction in stockholder value, including increased volatility in our stock price.
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
During November 2019, we announced the purchase of a new facility in Kimball, Tennessee, which will allow us to support and enhance our investment in our Chattanooga large casting foundry. As a result of this reorganization, we announced the subsequent closures of our facilities in Hammond, Indiana and Woodland, Washington. We have incurred $2.5 million in charges related to this reorganization in fiscal 2020. We cannot guarantee that the activities under the restructuring and reorganization activities will result in the desired efficiencies and estimated cost savings.
Our business strategy includes developing, acquiring and investing in companies and technologies that broaden our product portfolio or complement our existing business, which could be unsuccessful or consume significant resources and adversely affect our operating results.
As part of our long-term business strategy, we will continue to evaluate the development or acquisition of strategic businesses, technologies and product lines with the potential to strengthen our industry position, enhance and expand our existing set of product and service offerings, or enter new markets. We may be unable to identify or successfully complete suitable acquisitions in the future and completed acquisitions may not be successful.

Acquisitions and technology investments may involve significant cash expenditures, debt incurrence, operating losses and expenses that could have a material adverse effect on our business, financial condition, results of operations and cash flows. These types of transactions involve numerous other risks, including:
•Diversion of management time and attention from existing operations;
•Difficulties in integrating acquired businesses, technologies and personnel into our business or into our compliance and control programs, particularly those that involve international operations;
•Working with partners or other ownership structures with shared decision-making authority (our interests and other ownership interests may be inconsistent);
•Difficulties in obtaining and verifying relevant information regarding a business or technology prior to the consummation of the transaction, including the identification and assessment of liabilities, claims or other circumstances, including those relating to intellectual property claims, that could result in litigation or regulatory exposure;
•Assumptions of liabilities that exceed our estimated amounts;
•Verifying the financial statements and other business information of an acquired business;
•Inability to obtain required regulatory approvals and/or required financing on favorable terms;
•Potential loss of key employees, contractual relationships or customers;
•Increased operating expenses related to the acquired businesses or technologies;
•The failure of new technologies, products or services to gain market acceptance with acceptable profit margins;
•Entering new markets in which we have little or no experience or in which competitors may have stronger market positions;
•Dilution of interests of holders of our common shares through the issuance of equity securities or equity-linked securities; and
•Inability to achieve expected synergies or the achievement of such synergies taking longer than expected to realize, including increases in revenue, enhanced efficiencies, or increased market share, or the benefits may ultimately be smaller than we expected.
Any acquisitions or investments may ultimately harm our business or financial condition, as they may not be successful and may ultimately have an adverse effect on our operating results or financial condition and/or result in impairment charges.
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
Risks related to our operations
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
A disruption within our logistics or supply chain network at any of the freight companies that deliver components for our manufacturing operations in the United States or ship our fully-assembled products to our customers could adversely affect our business and result in lost sales or harm to our reputation. Our supply chain is dependent on third party ocean-going container ships, rail, barge and trucking systems and, therefore, disruption in these logistics services because of weather-related problems, strikes, bankruptcies or other events could adversely affect our financial performance and financial condition, negatively impacting sales, profitability and cash flows.
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
•Terrorist attacks, war, mass shootings or other acts of violence;
•Interruptions in the delivery of raw materials, shortages of equipment or spare parts, or other manufacturing inputs;
•Adverse government regulations;
•Equipment or information systems breakdowns or failures;
•Violations of our permit requirements or revocation of permits;
•Releases of pollutants and hazardous substances to air, soil, surface water or ground water;
•Labor disputes; and
•Cyberattacks and events.
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
In the normal course of our business, we are subject to claims and lawsuits, including from time to time claims for damages related to product liability and warranties, investigations by governmental agencies, litigation alleging the infringement of intellectual property rights and litigation related to employee matters and commercial disputes. We may also be subject to investigations, claims, litigation and other proceedings outside the ordinary course of business, such as the February 2019 mass shooting event we experienced in our Aurora, Illinois facility. Defending these lawsuits and becoming involved in these investigations may divert our management’s attention, and may cause us to incur significant expenses, even if there is no evidence that our systems or components were the cause of the claim. In addition, we may be required to pay damage awards, penalties or settlements, or become subject to injunctions or other equitable remedies, that could have a material adverse effect on our business, financial condition, results of operations and cash flows. Moreover, any insurance or indemnification rights that we have may be insufficient or unavailable to protect us against potential loss exposures. See “Item 1. BUSINESS - Regulatory and Environmental Matters,” “Item 3. LEGAL PROCEEDINGS - Environmental,” “Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Contingencies” and Note 18. of the Notes to Consolidated Financial Statements.
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
In addition, certain statutes such as CERCLA may impose joint and several liability for the costs of remedial investigations and actions on entities that generated waste, arranged for disposal of waste, transported to or selected the disposal sites and the past and present owners and operators of such sites. All such “potentially responsible parties” (“PRP”) (or any one of them, including us) may be required to bear all of such costs regardless of fault, the legality of the original disposal or ownership of the disposal site. As a result, we may be required to conduct investigations and perform remedial activities at current and former operating and manufacturing sites where we have been, or in the future could be, named a PRP with respect to such environmental liabilities, any of which could require us to incur material costs. The final remediation costs of these environmental sites may exceed current estimated costs, and additional sites in the future may require material remediation expenses. If actual expenditures exceed our estimates, our results of operations and financial position could be materially and adversely affected. See “Item 1. BUSINESS - Regulatory and Environmental Matters,” “Item 3. LEGAL PROCEEDINGS - Environmental,” “Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Contingencies” and Note 18. of the Notes to Consolidated Financial Statements.
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

Risks related to our human capital
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
Risks related to our international operations
Any failure to satisfy international trade laws and regulations or to otherwise comply with changes or other trade developments may adversely affect us.
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
If significant tariffs or other restrictions continue to be placed on foreign imports by the United States and related counter-measures are taken by impacted foreign countries, our revenue and results of operations may be harmed. The Trump Administration has signaled that it may continue to alter trade agreements and terms between China and the United States, including limiting trade with China and/or imposing additional tariffs on imports from China most recently resulting in a Phase One trade deal in January of 2020. In March 2018, President Trump imposed a 25% tariff on steel imports and a 10% tariff on aluminum imports and announced additional tariffs on goods imported from China specifically, as well as certain other countries. The materials subject to these tariffs to date can impact our raw material costs as well. However, if further tariffs are imposed on a broader range of imports, or if further retaliatory trade measures are taken by China or other countries in response to additional tariffs, we may be required to raise our prices or incur additional expenses, which may result in the loss of customers and harm our operating performance.
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
Other risks related to our business
The negative impact of the COVID-19 pandemic on our operations may increase
The outbreak of COVID-19 is impacting cities, states and countries around the world and is temporarily changing the way we live and work. The pandemic has also caused a shift in how we manage our business, think about work and how our work gets done. Businesses as well as federal, state and local governments have implemented significant measures to attempt to mitigate this public health crisis and may continue to take additional actions. Although we cannot determine the ultimate severity or duration of the pandemic at this time, the pandemic is having meaningful adverse impacts on our financial condition and results of operations as discussed in PART II, “Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.”. As the impact of the pandemic continues, we may continue to experience additional plant closures, limitations in the ways we operate within our facilities, illness or quarantine of our employees, supply chain disruptions, transportation delays, cost increases, more extensive travel restrictions, closures or disruptions of businesses and facilities, or social, economic, political or labor instability in the affected areas. These same factors may continue to impact our suppliers, customers and distributors and the severity of such impacts could increase. We have implemented significant changes to the way we work in an attempt to enhance and secure the health and safety of our workforce and the communities in which they operate. However, the health implications of the pandemic are extensive and the extent, duration and severity of the pandemic are highly uncertain. It is also uncertain whether the measures we have taken — and additional measures we may undertake in the future — and the actions taken by governmental agencies will be successful. Accordingly, should there be unexpected health implications for our employees, communities or others, we could face litigation or other claims and we could suffer damage to our reputation, brand and operations, which could adversely affect our business.
We have incurred additional costs to address the pandemic as discussed in PART II, “Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,”, including costs associated with unfavorable volume variances, voluntary emergency paid leave, additional cleaning, disinfectants and sanitation materials for our employees and at our facilities. We expect to continue to incur such costs, which may be significant, as we continue to implement operational changes in response to this pandemic. All of our facilities were operational and able to fill orders on November 17, 2020, and our teams have worked effectively to address the few temporary closures we have experienced. The pandemic has also caused supply chain disruption that has resulted in higher costs in the manufacture of our products. We expect these conditions to persist for the near term and may worsen until the pandemic abates.

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

Item 2.PROPERTIES
Our principal properties are listed below.

Location	Activity	Size (sq. ft.)	Owned or leased
Infrastructure:
Albertville, AL	Manufacturing	422,000	Owned
Ariel, Israel	Manufacturing	221,000	Leased
Aurora, IL	Manufacturing	147,000	Owned
Aurora, IL	Distribution	84,000	Leased
Barrie, Ontario	Distribution	50,000	Leased
Brownsville, TX	Manufacturing	50,000	Leased
Calgary, Alberta	Distribution	11,000	Leased
Chattanooga, TN	Manufacturing	525,000	Owned
Chattanooga, TN	General and administration	17,000	Leased
Chattanooga, TN	Research and development	22,000	Leased
Cleveland, TN	Manufacturing	109,500	Owned
Dallas, TX	Distribution	26,000	Leased
Decatur, IL	Manufacturing	467,000	Owned
Emporia, KS	Manufacturing	28,000	Leased
Hammond, IN	Manufacturing	51,000	Owned
Jingmen, China	Manufacturing	154,000	Owned
Kimball, TN	Manufacturing	233,000	Owned
Ocala, FL	Distribution	50,000	Leased
Ontario, CA	Distribution	73,000	Leased
Surrey, British Columbia	Manufacturing	33,000	Leased
Tai Cang, China	Manufacturing	19,000	Leased
Woodland, WA	Manufacturing	20,000	Leased
Sharjah, United Arab Emirates	Distribution	10,000	Leased
Technologies:
Cleveland, NC	Manufacturing	190,000	Owned
Atlanta, GA	Research and development	21,000	Leased
Toronto, Ontario	Research and development	18,000	Leased
Corporate:
Atlanta, GA	Corporate headquarters	25,000	Leased
We consider our facilities to be well maintained and believe we have sufficient capacity to meet our anticipated needs through 2021. Our leased properties have terms expiring at various dates through 2033.

Item 3.LEGAL PROCEEDINGS
We are involved in various legal proceedings that have arisen in the normal course of operations, including the proceedings summarized below. The effect of the outcome of these matters on our financial statements cannot be predicted with certainty as any such effect depends on the amount and timing of the resolution of such matters. Other than the litigation described elsewhere in this annual report, we do not believe that any of our outstanding litigation would have a material adverse effect on our business or prospects.
See “Item 1. BUSINESS - Regulatory and Environmental Matters,” “Item 1A. RISK FACTORS - We are subject to increasingly stringent environmental, health and safety laws and regulations that impose significant compliance costs. Any failure to satisfy these laws and regulations may adversely affect us,” “Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Contingencies” and Note 18. of the Notes to Consolidated Financial Statements.

PART II
Item 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the New York Stock Exchange under the trading symbol MWA.
Covenants contained in certain of the debt instruments described in Note 8. of the Notes to Consolidated Financial Statements restrict the amount we can pay in cash dividends. Future dividends will be declared at the discretion of our board of directors and will depend on our future earnings, financial condition and other factors.
At September 30, 2020, there were 98 stockholders of record for our common stock. This figure does not include stockholders whose shares are held in street name or otherwise beneficially held.
Equity Compensation Plan Information
The information regarding our compensation plans under which equity securities are authorized for issuance is set forth in “Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.”
Sale of Unregistered Securities
We did not issue any unregistered securities within the past three years.
Issuer Purchases of Equity Securities
We did not repurchase any shares of our common stock in the quarter ended September 30, 2020.
Stock Price Performance Graph
The following graph compares the cumulative quarterly stock market performance of our common stock with the Russell 2000 Stock Index (“Russell 2000”) and the Dow Jones U.S. Building Materials & Fixtures Index (“DJ U.S. Building Materials & Fixtures”) since September 30, 2015. Total return values were calculated based on cumulative total return assuming (i) the investment of $100 in our common stock, the Russell 2000 and the DJ U.S. Building Materials & Fixtures on the dates indicated and (ii) reinvestment of all dividends.

Comparison of Cumulative Total Return
Assumes Initial Investment of $100
Total Return since September 30, 2015
$200
$150
$100
$50
$0
Sep-15
Mar-16
Sep-16
Mar-17
Sep-17
Mar-18
Sep-18
Mar-19
Sep-19
Mar-20
Sep-20
Mueller Water Products, Inc
Russell 2000
DJ U.S. Building Materials & Fixtures

Item 6.SELECTED FINANCIAL DATA
The selected financial and other data presented below should be read in conjunction with, and are qualified by reference to, “Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” and the consolidated financial statements and notes thereto included elsewhere in this annual report.

	2020	2019	2018	2017	2016
	(in millions, except per share data)
Statement of operations data:
Net sales	$964.1	$968.0	$916.0	$826.0	$800.6
Cost of sales	635.9	647.1	626.1	558.1	531.7
Gross profit	328.2	320.9	289.9	267.9	268.9
Selling, general and administrative expenses	198.4	182.7	166.7	155.4	149.5
Gain on sale of idle property	—	(2.4)	(9.0)	—	—
Other charges	13.0	16.3	10.5	10.4	7.2
Interest expense, net	25.5	19.8	20.9	22.2	23.6
Loss on early extinguishment of debt	—	—	6.5	—	—
Walter Energy Accrual	0.2	22.0	—	—	—
Pension costs (benefit) other than service	(3.0)	0.4	1.0	1.4	19.3
Gain on settlement of interest rate swap contracts	—	—	(2.4)	—	—
Income before income taxes	94.1	82.1	95.7	78.5	69.3
Income tax expense (benefit)	22.1	18.3	(9.9)	24.2	24.2
Income from continuing operations	72.0	63.8	105.6	54.3	45.1
Discontinued operations(1)	—	—	—	69.0	18.8
Net income	$72.0	$63.8	$105.6	$123.3	$63.9
Earnings per basic share:
Continuing operations	$0.46	$0.40	$0.67	$0.34	$0.28
Discontinued operations(1)	—	—	—	0.43	0.12
Net income	$0.46	$0.40	$0.67	$0.77	$0.40
Earnings per diluted share:
Continuing operations	$0.45	$0.40	$0.66	$0.34	$0.28
Discontinued operations(1)	—	—	—	0.42	0.12
Net income	$0.45	$0.40	$0.66	$0.76	$0.39
Weighted average shares outstanding:
Basic	157.8	157.8	158.2	160.1	161.3
Diluted	158.6	159.0	159.7	161.8	163.4
Balance sheet data (at September 30):
Cash and cash equivalents	$208.9	$176.7	$347.1	$361.7	$195.0
Working capital	426.2	388.4	518.4	528.7	426.5
Property, plant and equipment, net	253.8	217.1	150.9	122.3	108.4
Total assets	1,395.0	1,337.3	1,291.9	1,258.3	1,280.6
Total debt	447.6	446.3	445.0	480.6	484.4
Long-term liabilities	599.3	566.5	560.0	627.2	675.3
Total liabilities	754.3	745.0	727.1	768.8	861.1
Total equity	640.7	592.3	564.8	489.5	419.5
Other data (year ended September 30):
Depreciation and amortization	57.8	53.0	43.7	41.9	39.5
Capital expenditures	67.7	86.6	55.7	40.6	31.5
Cash dividends declared per share	0.2100	0.2025	0.190	0.150	0.100
(1)In 2017, we sold Anvil. The results of its operations and the gain on the sale of Anvil are classified as discontinued operations for 2016 and 2017, as applicable.

Item 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the consolidated financial statements and notes thereto that appear elsewhere in this annual report.
Overview
Organization Updates
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
In October 2019, we acquired the noncontrolling interest of our previously existing joint venture operation for a payment of $5.2 million to our joint venture partner.
Unless the context indicates otherwise, whenever we refer to a particular year, we mean our fiscal year ended or ending September 30 in that particular calendar year.
Business
We operate our business through two segments, Infrastructure and Technologies.
We estimate approximately 60% to 65% of the Company’s 2020 net sales were associated with repair and replacement directly related to municipal water infrastructure spending, approximately 25% to 30% were related to residential construction activity and less than 10% were related to natural gas utilities.
We expect the operating environment to continue to be very challenging, due to the uncertainty around the depth and duration of the pandemic in fiscal 2021. We anticipate that growth in the residential construction end market will help offset anticipated challenges in the project-related portion of the municipal end market.
Infrastructure
Municipal spending in 2020 was impacted by the pandemic in the second half of our year, and although the industry recovered towards the end of our fiscal year as compared with the prior year, uncertainty remains related to the pandemic. According to the U.S. Bureau of Economic Analysis, state and local tax receipts for the quarter ended September 30, 2020 were down year-over-year primarily due to pandemic conditions. According to the U.S. Department of Labor, the trailing twelve-month average consumer price index for water and sewerage rates at September 30, 2020 increased 3.3%. However, water conservation efforts and the economic effects of the pandemic have resulted in lower overall receipts for some U.S. water utilities.
The year-over-year percentage change in housing starts is a key indicator of demand for Infrastructure’s products sold in the residential construction market. In October 2020, Blue Chip Economic Indicators forecasted a 4.5% increase in housing starts for calendar 2021 compared to the prior year.
Technologies
The municipal market is the key end market for Technologies. The businesses in Technologies are primarily project-oriented and depend on customer adoption of their technology-based products and services. We entered 2021 with a backlog of $48.2 million at Mueller Systems, largely for AMI products, some of which will ship in 2022 and beyond.
Consolidated
For our fiscal year 2021, we anticipate that consolidated net sales will be between flat and 3 percent higher than the prior year as we believe that continued strong growth in the residential construction end market will offset any challenges in the project-related areas of our business. In 2020, we benefited from declining costs for raw materials, particularly brass ingot and scrap steel but we expect inflation in raw material costs in 2021.

Results of Operations
Year Ended September 30, 2020 Compared to Year Ended September 30, 2019

	Year ended September 30, 2020
	Infrastructure	Technologies	Corporate	Total
	(in millions)
Net sales	$885.5	$78.6	$—	$964.1
Gross profit	316.4	11.8	—	$328.2
Operating expenses:
Selling, general and administrative	129.1	24.8	44.5	198.4
Other charges	0.6	0.1	12.3	13.0
	129.7	24.9	56.8	211.4
Operating income (loss)	$186.7	$(13.1)	$(56.8)	116.8
Pension benefit other than service				(3.0)
Interest expense, net				25.5
Walter Energy Accrual				0.2
Income before income taxes				94.1
Income tax expense				22.1
Net income				$72.0

	Year ended September 30, 2019
	Infrastructure	Technologies	Corporate	Total
	(in millions)
Net sales	$871.0	$97.0	$—	$968.0
Gross profit	$302.9	$18.0	$—	$320.9
Operating expenses:
Selling, general and administrative	121.3	26.7	34.7	182.7
Gain on sale of idle property	(2.4)	—	—	(2.4)
Other charges	1.7	—	14.6	16.3
	120.6	26.7	49.3	196.6
Operating income (loss)	$182.3	$(8.7)	$(49.3)	124.3
Pension costs other than service				0.4
Interest expense, net				19.8
Walter Energy Accrual				22.0
Income before income taxes				82.1
Income tax expense				18.3
Net income				$63.8
Consolidated Analysis
Net sales for 2020 decreased 0.4% to $964.1 million from $968.0 million in the prior year primarily due to lower volume at both segments, which were impacted by the pandemic, partially offset by $18.2 million higher pricing across both segments and the inclusion of first quarter 2020 net sales of Krausz, which we acquired in December of 2018.
Gross profit was $328.2 million for 2020 and $320.9 million in the prior year and gross margin increased to 34.0% in 2020 from 33.2% in the prior year. These increases were primarily due to Krausz gross profit and higher pricing exceeding cost inflation in the current year. Current year gross profit was reduced by $9.5 million due to pandemic-related costs and production inefficiencies and prior year gross profit was reduced by $6.8 million in Krausz inventory amortization costs.
Selling, general and administrative expenses (“SG&A”) increased 8.6% to $198.4 million for 2020 from $182.7 million in the prior year, and increased 170 basis points to 20.6% of net sales from 18.9% of net sales in the prior year. The increase in SG&A was primarily due to the addition of SG&A of Krausz in the first quarter and increased personnel-related and information technology costs, which were offset by pandemic-driven temporary benefits of $6.8 million resulting from reduced travel, trade show and event spending as well as temporary employee furloughs and temporary salary reductions.

Other charges for 2020 consisted primarily of costs related to the settlement of the Siemens litigation, our strategic reorganizations, the retirement of an executive, and the acquisition of Krausz. In 2019, other charges consisted primarily of costs related to our previously announced strategic reorganizations, the Aurora tragedy and the acquisition of Krausz, net of a gain on sale of an idle property in Quebec, Canada.
Interest expense, net increased $5.7 million in 2020 from the prior year primarily as a result of reduced interest income due to lower interest rates and a non-cash adjustment to capitalized interest in the current year. The components of interest expense, net are provided below.

	2020	2019
	(in millions)
5.5% Senior Notes	$24.8	$24.8
Deferred financing costs amortization	1.2	1.2
ABL Agreement	0.6	0.6
Capitalized interest	(0.3)	(3.0)
Other interest expense (income)	0.3	(0.2)
	26.6	23.3
Interest income	(1.1)	(3.5)
	$25.5	$19.8
Income tax expense of $22.1 million in 2020 was at an effective income tax rate of 23.5%, which was higher than the 22.3% rate in the prior year, which included tax benefits related to the Walter Energy tax matter and U.S. federal transition tax.
Segment Analysis
Infrastructure
Net sales for 2020 increased 1.7% to $885.5 million from $871.0 million in the prior year. Net sales increased primarily due to favorable pricing of $16.6 million and inclusion of first quarter 2020 Krausz net sales, which offset lower organic volume.
Gross profit for 2020 increased 4.5% to $316.4 million from $302.9 million in the prior year primarily due to favorable sales pricing and Krausz gross profit, partially offset by $8.0 million due to pandemic-related costs and production inefficiencies. Gross profit in 2019 was reduced by $6.8 million of Krausz inventory fair value amortization. Gross margin was 35.7% in 2020, a 90 basis point improvement versus 34.8% in the prior year.
SG&A in 2020 increased 6.4% to $129.1 million from $121.3 million in the prior year primarily due to the inclusion of Krausz SG&A in the first quarter and increased personnel-related and information technology costs, which were partially offset by $5.4 million in temporary pandemic-driven savings resulting from reduced travel, trade show and event spending as well as temporary employee furloughs and temporary salary reductions. SG&A was 14.6% and 13.9% of net sales for 2020 and 2019, respectively.
Technologies
Net sales in 2020 decreased to $78.6 million from $97.0 million in the prior year primarily due to lower shipment volumes at both Echologics and Mueller Systems due to timing of large customer orders in the prior year and the effects of the pandemic, which were partially offset by higher prices.
Gross profit in 2020 decreased $6.2 million to $11.8 million from $18.0 million in the prior year. Gross margin decreased to 15.0% in 2020 from 18.6% in the prior year. Gross profit and gross margin were primarily reduced by lower volumes as well as $1.5 million of pandemic-related costs and production inefficiencies.
SG&A decreased to $24.8 million in 2020 from $26.7 million in the prior year primarily due to temporary reduced travel, trade show and event expenses as well as reduced personnel-related expenses. SG&A as a percentage of net sales was 31.6% for 2020 and 27.5% in the prior year.
Corporate
SG&A was $44.5 million in 2020 and $34.7 million 2019. SG&A was higher in 2020 due to increased personnel-related costs and information technology costs, which were offset by pandemic-driven benefits resulting from temporary reduced travel, trade show and event spending as well as temporary employee furloughs and temporary salary reductions.

Year Ended September 30, 2019 Compared to Year Ended September 30, 2018
Management’s Discussion and Analysis comparing the results for the year ended September 30, 2019 to the results for the year ended September 30, 2018 can be found in our Form 10-K for the year ended September 30, 2019.
Financial Condition
Cash and cash equivalents were $208.9 million at September 30, 2020 and $176.7 million at September 30, 2019. Cash and cash equivalents increased during 2020 due to increased cash from operating activities, which benefited from targeted efforts to reduce inventory levels, cost control measures put in place in response to the pandemic, and pandemic-related savings on travel trade show and event spending. These increases were partially offset primarily by capital expenditures of $67.7 million, dividend payments of $33.1 million and settlement of the Walter tax matter of $22.0 million.
Receivables were $180.8 million at September 30, 2020 and $172.8 million million at September 30, 2019. The timing of shipments within each year, primarily within the fourth quarters, primarily caused this increase.
Inventories were $162.5 million at September 30, 2020 and $191.4 million at September 30, 2019. Inventories decreased during 2020 due primarily due to targeted efforts to reduce inventory levels.
Property, plant and equipment, net was $253.8 million at September 30, 2020 and $217.1 million at September 30, 2019, and depreciation expense was $29.6 million in 2020 compared to $26.0 million in 2019. Property, plant and equipment increased primarily due to our previously-announced capital expansion projects in Chattanooga and Kimball, Tennessee and Decatur, Illinois. Capital expenditures, including software development costs capitalized and capitalized interest, were $67.7 million in 2020. Depreciation expense is higher due to the generally higher level of capital expenditures over the last three years.
Intangible assets were $408.9 million at September 30, 2020 and $433.7 million at September 30, 2019. Finite-lived intangible assets, $137.2 million of net book value at September 30, 2020, are amortized over their estimated useful lives, with amortization expense of $28.2 million in 2020 compared to $27.0 million in 2019. We expect amortization expense of these assets will range from approximately $26 million to approximately $28 million in each of the next four years with a decrease to approximately $6 million in fiscal 2025. Indefinite-lived intangible assets, $271.6 million at September 30, 2020, are not amortized, but tested at least annually for possible impairment.
Accounts payable and other current liabilities were $153.9 million at September 30, 2020 and $177.6 million at September 30, 2019. Payables decreased during 2020 due primarily to the settlement of the Walter tax matter and by the timing of other payments.
Outstanding debt was $447.6 million at September 30, 2020 and $446.3 million at September 30, 2019.
Deferred income taxes were net liabilities of $96.3 million at September 30, 2020 and $87.9 million at September 30, 2019. The $8.4 million increase in the net liability was primarily due to reduced deferred tax assets related to inventory and increased deferred tax liabilities related to plant, property and equipment due to tax “bonus depreciation,” net of reductions in deferred tax liabilities related to intangible assets. Net deferred tax liabilities are primarily related to intangible assets.
Liquidity and Capital Resources
We had cash and cash equivalents of $208.9 million at September 30, 2020 and approximately $134 million of additional borrowing capacity under our ABL Agreement based on September 30, 2020 data. Undistributed earnings from our subsidiaries in Israel, Canada and China are considered to be permanently invested outside of the United States. At September 30, 2020, cash and cash equivalents included $18.8 million, $17.0 million, and $6.4 million in Israel, Canada and China, respectively.
Cash flows from operating activities are categorized below.

	2020	2019
	(in millions)
Collections from customers	$956.6	$966.6
Disbursements, other than interest and income taxes	(754.7)	(822.8)
Walter tax matter payment	(22.0)	—
Interest payments, net	(24.3)	(22.2)
Income tax payments, net	(15.3)	(29.1)
Cash provided by operating activities	$140.3	$92.5

We collected $10.0 million less cash from customers in 2020 than in 2019, which was primarily caused by timing of shipments between years as well as the $3.9 million decrease in net sales in 2020 compared with 2019.
We disbursed $46.1 million less cash excluding interest and income taxes in 2020 than in 2019, largely due to our target efforts to reduce inventory, pandemic-related liquidity preservation and cost containment actions such as deferral of some capital expenditures, reduced travel, trade show and spending, and temporary furloughs and temporary salary reductions.
Capital expenditures were $67.7 million during 2020 and $86.6 million during 2019. We estimate 2021 capital expenditures will be between $80 million and $90 million. We expect our capital expenditures will be higher over the next several years as we invest more in our machinery, equipment and facilities for product introductions, enhanced productivity and maintenance. At September 30, 2020, we have completed our large casting foundry in Chattanooga, Tennessee, begun the construction of a new brass foundry in Decatur, Illinois that will replace our existing foundry in Decatur, and are building out our facility in Kimball, Tennessee to leverage our large casting foundry and to insource various parts and components.
Income tax payments were lower during 2020 compared to the prior year primarily because the Walter tax matter, which had been expensed in 2019 for book purposes, was deducted as an expense in determining 2020 taxable income because it was paid in 2020. We expect the effective tax rate in 2021 to be between 24% and 26%.
In 2015, we announced the authorization of a stock repurchase program for up to $50.0 million of our common stock. The program does not commit us to any particular timing or quantity of purchases, and we may suspend or discontinue the program at any time. In 2017, we announced an increase in the authorization of this program to $250 million. We acquired 418,374 and 1,074,234 shares of our common stock in 2020 and 2019, respectively. At September 30, 2020, we had remaining authorization of $145.0 million to repurchase shares of our common stock. We temporarily suspended the share repurchase program in March due to the pandemic; however, we announced in November 2020 that we have ended the suspension.
We anticipate our existing cash, cash equivalents and borrowing capacity combined with our expected operating cash flows will be sufficient to meet our anticipated operating needs, capital expenditures and debt service obligations as they become due through September 30, 2021. However, our ability to make these payments will depend partly upon our future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control.
ABL Agreement
At September 30, 2020, the ABL Agreement consisted of a revolving credit facility for up to $175 million of revolving credit borrowings, swing line loans and letters of credit. The ABL Agreement permits us to increase the size of the credit facility by an additional $150 million in certain circumstances. We may borrow up to $25 million through swing line loans and may have up to $60 million of letters of credit outstanding.
At July 30, 2020, the maturity of the ABL Agreement was extended to July 29, 2025. Borrowings under the amended ABL Agreement bear interest at a floating rate equal to LIBOR plus a margin ranging from 200 to 225 basis points, or a base rate, as defined in the ABL Agreement, plus a margin ranging from 100 to 125 basis points. At September 30, 2020, the applicable LIBOR-based margin was 200 basis points. We pay a commitment fee for any unused borrowing capacity under the amended ABL Agreement of 37.5 basis points annually, on undrawn amounts.
The amended ABL Agreement is subject to mandatory prepayments if total outstanding borrowings under the ABL Agreement are greater than the aggregate commitments under the revolving credit facility or if we dispose of overdue accounts receivable in certain circumstances. The borrowing base under the ABL Agreement is equal to the sum of (a) 85% of the value of eligible accounts receivable and (b) the lesser of (i) 70% of the value of eligible inventory or (ii) 85% of the net orderly liquidation value of the value of eligible inventory, less certain reserves. Prepayments can be made at any time with no penalty.
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

Borrowings are not subject to any financial maintenance covenants unless excess availability is less than the greater of $17.5 million and 10% of the Loan Cap as defined in the ABL Agreement. The ABL Agreement contains customary negative covenants and restrictions on our ability to engage in specified activities, such as:
•Limitations on other debt, liens, investments and guarantees;
•Restrictions on dividends and redemptions of our capital stock and prepayments and redemptions of debt; and
•Restrictions on mergers and acquisition, sales of assets and transactions with affiliates.
5.5% Senior Unsecured Notes
On June 12, 2018, we privately issued $450.0 million of 5.5% Senior Unsecured Notes (“Notes”), which mature in June 2026 and bear interest at 5.5%, paid semi-annually. Substantially all of our U.S. Subsidiaries guarantee the Notes, which are subordinate to borrowings under the ABL. Based on quoted market prices, the outstanding Notes had a fair value of $465.8 million at September 30, 2020.
An indenture securing the Notes (“Indenture”) contains customary covenants and events of default, including covenants that limit our ability to incur debt, pay dividends, and make investments. We believe we were compliant with these covenants at September 30, 2020 and expect to remain in compliance through September 30, 2021.
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
Credit Ratings
Our corporate credit rating and the credit ratings for our debt and outlook are presented below.

	Moody’s		Standard & Poor’s
	September 30,		September 30,
	2020	2019	2020	2019
Corporate credit rating	Ba2	Ba2	BB	BB
ABL Agreement	Not rated	Not rated	Not rated	Not rated
Notes	Ba3	Ba3	BB	BB
Outlook	Stable	Stable	Stable	Stable

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
We use letters of credit and surety bonds in the ordinary course of business to ensure the performance of contractual obligations. At September 30, 2020, we had $13.8 million of letters of credit and $42.7 million of surety bonds outstanding.

Contractual Obligations
Our contractual obligations at September 30, 2020 are presented below.

	2021	2022-2023	2024-2025	After 2025	Total
	(in millions)
Debt principal payments	$1.2	$1.4	$0.1	$450.0	$452.7
Debt interest payments	24.8	49.6	49.5	24.8	148.7
Operating leases	5.5	9.1	7.8	12.5	34.9
Unconditional purchase obligations(1)	112.4	0.9	—	—	113.3
Other current liabilities(2)	—	—	—	—	—
	$143.9	$61.0	$57.4	$487.3	$749.6
(1)Includes contractual obligations for purchases of raw materials and capital expenditures.
(2)Consists of obligations for required pension contributions. Actual payments may differ. We have not estimated required pension contributions beyond 2021.
Effect of Inflation
We experience changing price levels primarily related to purchased components and raw materials. Infrastructure experienced a 13% decrease in the average cost per ton of scrap steel and a 9% decrease in the average cost of brass ingot in 2020 compared to 2019.  Technologies was also favorably affected by the 9% decrease in the average cost of brass ingot. We anticipate inflation in raw material costs in 2021.
Seasonality
Our water infrastructure business depends on construction activity, which is seasonal in many areas due to the impact of cold weather conditions on construction. Net sales and operating income have historically been lowest in the quarters ending December 31 and March 31 when the northern United States and all of Canada generally face weather conditions that restrict significant construction and other field crew activity. Generally speaking, for Infrastructure, approximately 45% of a fiscal year’s net sales occurs in the first half of the fiscal year with 55% occurring in the second half of the fiscal year, though this pattern was disrupted by the pandemic in 2020. See “Item 1A. RISK FACTORS-Seasonal demand for certain of our products and services may adversely affect our financial results.”
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
Accounting for the Impairment of Long-Lived Assets Including Goodwill and Other Intangible Assets
We test indefinite-lived intangible assets and goodwill for impairment annually (or more frequently if events or circumstances indicate possible impairment). We performed this annual impairment testing at September 1, 2020, using standard valuation methodologies and rates that we considered reasonable, and concluded that our indefinite-lived intangible assets and goodwill were not impaired.
We tested the indefinite-lived intangible assets for impairment using a “royalty savings method,” which is a variation of the discounted cash flow method. This method estimates a fair value by calculating an estimated discounted future cash flow stream from the hypothetical licensing of the indefinite-lived intangible assets. If this estimated fair value exceeds the carrying value, no impairment is indicated. This analysis is dependent on management’s best estimates of future operating results and the selection of reasonable discount rates and hypothetical royalty rates. Significantly different projected operating results could result in different conclusions regarding impairment.
At March 31, 2020, in connection with pandemic-related disruptions on the overall market and our business, we reviewed our indefinite-lived intangible assets and goodwill to determine if possible impairments had been indicated. As a result of this review, we performed a quantitative goodwill impairment assessment of our Krausz reporting unit. The Krausz reporting unit had $85.9 million of goodwill at March 31, 2020. We used a discounted cash flow model to determine the estimated fair value of the reporting unit. We made estimates and assumptions regarding projected operating results, including future revenue, EBITDA margin and long-term growth rates, as well as the discount rate, to estimate the Krausz reporting unit’s fair value. These assumptions represented our best estimates and we believe they were reasonable and appropriate. However, they were forecasts during a complex and still-developing situation with the pandemic, and as such they involved a high degree of uncertainty. The key assumptions used in the March 31 valuation included:
•Our best estimates of revenue and expenses over a 5-year period, which support estimated EBITDA margins.
•Long-term growth of revenue in the model beyond 2025 was 3 percent.
•Long-term growth of free cash flow in the model beyond 2025 was 5 percent.
•The discount rate in the model, which includes a forecast-risk factor, was 12.8 percent.
The results of the quantitative impairment assessment indicated that the Krausz reporting unit’s fair value exceeded its carrying value, which indicated that goodwill was not impaired. However, the excess of the estimated fair value over the carrying value was not significant, the use of different key assumptions could result in a materially different outcome, and we cannot provide assurance that our estimates will be realized.

We performed a substantially similar goodwill impairment test at September 1 on our Krausz reporting unit with revised forecasts reflective of greater insight into the possible effects the pandemic may have on our operations. The Krausz reporting unit goodwill increased to $87.7 million at September 1, 2020 due to U.S. dollar-Israeli shekel exchange rate fluctuation. We also utilized the “guideline public company” method, which involves comparing the reporting unit to similar companies whose stocks are freely traded on organized exchanges. We weighted the results of the discounted cash flow method and the guideline public company method to conclude on a fair value. The key assumptions used in the September 1 valuation included:
•Our best estimates of revenue and expenses over a 5-year period, which support estimated EBITDA margins.
•Long-term growth of revenue in the model beyond 2025 was 3 percent.
•Long-term growth of free cash flow in the model beyond 2025 was 5 percent.
•The discount rate in the model, which includes a forecast-risk factor, was 13.5 percent.
The results of the quantitative impairment assessment indicated that the Krausz reporting unit’s fair value exceeded its carrying value, which indicated that goodwill was not impaired.
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

Contingencies
We are involved in litigation, investigations and claims arising out of the normal conduct of our business. We estimate and accrue liabilities resulting from such matters based on a variety of factors, including outstanding legal claims and proposed settlements; assessments by counsel of pending or threatened litigation; and assessments of potential environmental liabilities and remediation costs. We believe we have adequately accrued for these potential liabilities; however, facts and circumstances may change and could cause the actual liability to exceed the estimates, or may require adjustments to the recorded liability balances in the future. As we learn new facts concerning contingencies, we reassess our position both with respect to accrued liabilities and other potential exposures. Estimates particularly sensitive to future changes include liabilities recorded for environmental remediation, tax and legal matters. Estimated future environmental remediation costs are subject to change due to such factors as the uncertain magnitude of cleanup costs, the unknown time and extent of such remedial actions that may be required, and the determination of our liability in proportion to that of other responsible parties. Estimated future costs related to tax and legal matters are subject to change as events evolve and as additional information becomes available during the administrative and litigation processes. For more information on these and other contingencies, see Note 18. of the Notes to Consolidated Financial Statements. See also “Item 1. BUSINESS - Regulatory and Environmental Matters,” “Item 1A. RISK FACTORS” and “Item 3. LEGAL PROCEEDINGS”
Workers Compensation, Defined Benefit Pension Plans, Environmental and Other Long-term Liabilities
We are obligated for various liabilities that will ultimately be determined over what could be very long future time periods. We established the recorded liabilities for such items at September 30, 2020 using estimates for when such amounts will be paid and what the amounts of such payments will be. These estimates are subject to change based on numerous factors, including among others, regulatory changes, technology changes, the investment performance of related assets, longevity of participants, the discount rate used and changes to plan designs.
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
Item 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
We are exposed to various market risks, including potential losses arising from adverse changes in market prices and rates, such as various commodity prices and foreign exchange rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes.
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
Infrastructure experienced a 13% decrease in the average cost per ton of scrap steel and a 9% decrease in the average cost of brass ingot in 2020 compared to 2019. Technologies was also favorably affected by the 9% decrease in the average cost of brass ingot. See “Item 1A. RISK FACTORS-The prices of our purchased components and raw materials can be volatile.”

Currency Risk
Our principal assets, liabilities and operations outside the U.S. are in Israel, Canada and China. These assets and liabilities are translated into U.S. dollars at currency exchange rates in effect at the end of each period, with the effect of such translation reflected in other comprehensive loss. Our stockholders’ equity will fluctuate depending upon the weakening or strengthening of the U.S. dollar against these non-U.S. currencies. Net sales and expenses of these subsidiaries are translated into U.S. dollars at the average currency exchange rate during the period. At September 30, 2020, $222.5 million of our net assets were denominated in non-U.S. currencies.
Item 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Reports of Independent Registered Public Accounting Firm, Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements that are filed as part of this annual report are listed under “Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES” and are set forth beginning on page F-1.
Selected quarterly financial data for 2020 and 2019 are provided in Note 20. of the Notes to Consolidated Financial Statements.

Item 9A.CONTROLS AND PROCEDURES
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
Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this annual report. Based on this evaluation, those officers have concluded that, at September 30, 2020, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We assessed the effectiveness of our internal control over financial reporting at September 30, 2020. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013 framework). After doing so, management concluded that, at September 30, 2020, our internal control over financial reporting was effective.
The effectiveness of our internal control over financial reporting at September 30, 2020 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in this annual report.

PART III
Item 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The name, age at November 18, 2020 and position of each of our executive officers and directors at September 30, 2020 are presented below.

Name	Age	Position
Scott Hall	56	President and Chief Executive Officer
Steven S. Heinrichs	52	Executive Vice President, Chief Legal and Compliance Officer and Secretary
Marietta Edmunds Zakas	61	Executive Vice President and Chief Financial Officer
William A. Cofield	61	Senior Vice President, Operations & Supply Chain
Todd P. Helms	53	Senior Vice President, Chief Human Resource Officer
Chad D. Mize	44	Senior Vice President, Sales and Marketing
Richelle R. Feyerherm	49	Vice President, Operations Controller
Michael S. Nancarrow	46	Vice President and Chief Accounting Officer
Shirley C. Franklin	75	Director
Thomas J. Hansen	71	Director
Jerry W. Kolb	84	Director
Mark J. O’Brien	77	Director
Christine Ortiz	50	Director
Bernard G. Rethore	79	Director
Lydia W. Thomas	76	Director
Michael T. Tokarz	71	Director
Stephen C. Van Arsdell	70	Director
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
Todd P. Helms has served as our Senior Vice President and Chief Human Resources Officer since February 2020. Previously, Mr. Helms held the position of Executive Vice President and Chief Human Resource Officer at Synovus Financial Corporation and of Senior Vice President, Human Resources at Genuine Parts Company. Mr. Helms earned a Bachelor of Science degree from King College, a Bachelor of Mechanical Engineering from Georgia Institute of Technology and a Master of Business Administration from Ohio University.
Chad D. Mize has served as our Senior Vice President, Sales and Marketing since October 2019. He served as Vice President and General Manager of the Brass, Gas and Repair Value Stream from October 2017 to September 2019; Chief Financial Officer and Vice President of Mueller Co. LLC from March 2010 to September 2017; Corporate Controller from January 2007 to February 2010; and Manager of Financial Reporting and Analysis from October 2004 to December 2006. Previously, Mr. Mize served as Senior Audit Supervisor of Archer Daniels Midland from May 1998 to September 2004. Mr. Mize earned a Bachelor of Science degree from Illinois State University and a Master of Business Administration from Millikin University.
Richelle R. Feyerherm has served as our Vice President, Operations Controller since November 2019. Previously, Ms. Feyerherm served as a Financial Officer of the Water Products division of Lonza Group, Ltd. from October 2011 to February 2019. Ms. Feyerherm earned her Bachelor of Science degree from the State University of New York and is a certified public accountant.
Michael S. Nancarrow has served as our Vice President and Chief Accounting Officer since January 2018. He served as our Senior Director, Financial Reporting and Assistant Controller since December 2014 and our Director of Financial Reporting since September 2006. Mr. Nancarrow earned a Bachelor of Science degree from The Ohio State University and is a certified public accountant.
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
Michael T. Tokarz has been a member of our board of directors since April 2006. From 1985 until 2002, Mr. Tokarz served as a member of the limited liability company that serves as the general partner of Kohlberg Kravis Roberts & Co. L.P., a private equity company. He served as non-executive Chairman of the Board of Walter Energy, Inc. until July 2016, and until May 2017, he served as a director of CNO Financial Group, Inc. (formerly Conseco, Inc.), an insurance provider, and as a director of Walter Investment Management Corp. Mr. Tokarz has served as a director of the Tokarz Group, LLC, an investment company, since 2002 and of MVC Capital, Inc., a registered investment company, since 2003. In 2007, he was honored by the Outstanding Directors Exchange as an Outstanding Director of the Year. Mr. Tokarz earned a Bachelor of Arts degree in economics with high distinction and a Master of Business Administration degree in finance from the University of Illinois.
Stephen C. Van Arsdell has been a member of our board of directors since July 2019. Mr. Van Arsdell is a former senior partner of Deloitte LLP, where he served as Chairman and Chief Executive Officer of Deloitte & Touche LLP from 2010-2012 and as Deputy Chief Executive Officer from 2009-2010. He also served as a member of Deloitte’s board of directors from 2003-2009, during which time he held the position of Vice-Chairman. Mr. Van Arsdell has served as a member of the board of directors of First Midwest Bancorp, Inc. since 2015 and has been a member of the audit committee of Brown Brothers Harriman since 2017. Mr. Van Arsdell earned both a Bachelor of Science degree in Accounting and a Masters of Accounting Science degree from the University of Illinois. He is a certified public accountant.

Additional Information
Additional information required by this item will be contained in our definitive proxy statement issued in connection with the 2021 Annual Meeting of Stockholders filed with the SEC within 120 days after September 30, 2020 and is incorporated herein by reference.
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
Item 11.EXECUTIVE COMPENSATION
The information required by this item will be contained in our definitive proxy statement issued in connection with the 2021 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Except for the information set forth below and the information set forth in “Part II, Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES,” the information required by this item will be contained in our definitive proxy statement issued in connection with the 2021 Annual Meeting of Stockholders and is incorporated herein by reference.
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

The following table sets forth certain information relating to these equity compensation plans at September 30, 2020.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance
Equity compensation plans approved by stockholders:
2006 Plan	1,807,482	(1)	$6.11	(2)	6,575,797	(3)
ESPP	37,607		—		2,400,158	(4)
Total	1,845,089				8,975,955

(1)Consists of the maximum number of shares that could be earned upon exercise or vesting of outstanding stock-based awards granted under the 2006 Plan. This includes 1,070,877 shares associated with share-settled performance units that may not be earned, depending on Company performance or stock market performance, as described in Note 12. of the Notes to the Consolidated Financial Statements.
(2)Weighted average exercise price of options to acquire 328,099 shares of our common stock.
(3)The number of securities remaining available for future issuance under the 2006 Plan is 20,500,000 shares less the cumulative number of shares granted under the plan, assuming maximum payout of all share-settled performance units for which performance goals have not yet been set, plus the cumulative number of awards canceled under the plan and, after January 25, 2012, shares surrendered upon issuance to cover employees’ related tax liability.
(4)The number of securities remaining available for future issuance under the ESPP Plan is 5,800,000 shares less the cumulative number of shares that have been issued under the plan.
Item 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be contained in our definitive proxy statement issued in connection with the 2021 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be contained in our definitive proxy statement issued in connection with the 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV
Item 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)Financial Statements

(b)Financial Statement Schedules
Except for Schedule II, Valuation and Qualifying Accounts, the schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted. The information required by Schedule II is included in the Notes to Consolidated Financial Statements.
(c)Exhibits

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

4.2 **	Description of Securities registered under Section 12 of the Securities Exchange Act of 1934.
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

10.29.4*	Executive Change-in-Control Severance Agreement, dated September 30, 2019 by and between Mueller Water Products and Marietta Edmunds Zakas
10.30*
Employment Agreement, dated January 4, 2017, by and between Mueller Water Products Inc. and John Scott Hall. Incorporated by reference to Exhibit 10.2 to Mueller Water Products, Inc. Form 8-K (File No. 001-32892) filed January 10, 2017.

10.30.3*	Executive Change-in-Control Severance Agreement, dated September 30, 2019 by and between Mueller Water Products and J. Scott Hall
10.31*
Employment Agreement, dated July 18, 2018, by and between Mueller Water Products Inc. and Steven S. Heinrichs. Incorporated by reference to Exhibit 10.31 to Mueller Water Products, Inc. Form 10-K (File No. 001-32892) filed November 21, 2018.

10.31.2*	Executive Change-in-Control Severance Agreement, dated September 30, 2019 by and between Mueller Water Products and Steven S. Heinrichs
14.1*	Code of Business Conduct and Ethics for Mueller Water Products, Inc. Incorporated by reference to Exhibit 14.1 to Mueller Water Products, Inc. Form 10-Q (File no. 00132892) filed on February 7, 2014.
21.1**	Subsidiaries of Mueller Water Products, Inc.
23.1**	Consent of Independent Registered Accounting Firm.
31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit no.	Document
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**
The following financial information from the Annual Report on Form 10-K for the year ended September 30, 2020, formatted in XBRL (Extensible Business Reporting Language), (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Other Comprehensive Income, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*    Management compensatory plan, contract or arrangement
**    Filed with this annual report

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: November 18, 2020

MUELLER WATER PRODUCTS, INC.

By:	/s/ Scott Hall
Name: Scott Hall
Title: President and Chief Executive Officer
Pursuant to the requirements of the Securities Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Scott Hall	President and Chief Executive Officer	November 18, 2020
Scott Hall

/s/ Marietta Edmunds Zakas	Executive Vice President and Chief Financial Officer (principal financial officer)	November 18, 2020
Marietta Edmunds Zakas

/s/ Michael S. Nancarrow	Vice President and Chief Accounting Officer (principal accounting officer)	November 18, 2020
Michael S. Nancarrow

/s/ Shirley C. Franklin	Director	November 18, 2020
Shirley C. Franklin

/s/ Thomas J. Hansen	Director	November 18, 2020
Thomas J. Hansen

/s/ Jerry W. Kolb	Director	November 18, 2020
Jerry W. Kolb

/s/ Mark J. O’Brien	Director	November 18, 2020
Mark J. O’Brien

/s/ Christine Ortiz	Director	November 18, 2020
Christine Ortiz

/s/ Bernard G. Rethore	Director	November 18, 2020
Bernard G. Rethore

/s/ Lydia W. Thomas	Director	November 18, 2020
Lydia W. Thomas

/s/ Michael T. Tokarz	Director	November 18, 2020
Michael T. Tokarz

/s/ Stephen C. Van Arsdell	Director	November 18, 2020
Stephen C. Van Arsdell

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Mueller Water Products, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Mueller Water Products, Inc. and subsidiaries (the Company) as of September 30, 2020 and 2019, the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended September 30, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 18, 2020 expressed an unqualified opinion thereon.
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

Valuation of Goodwill - Krausz Reporting Unit
Description of the Matter
As described in Note 6 to the consolidated financial statements, goodwill is tested at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. As of September 1, 2020, the Company performed a quantitative assessment of the $87.7 million in goodwill of the Krausz Industries (“Krausz”) reporting unit. The Company determined the fair value of the Krausz reporting unit using valuation techniques including the discounted cash flow method, a form of the income approach, and the guideline public company method, a form of the market approach.

Auditing management’s impairment test over the Krausz reporting unit goodwill using the discounted cash flow method involved especially subjective judgments due to the significant estimation uncertainty in determining the fair value of the reporting unit. In particular, the fair value estimate was sensitive to significant assumptions such as forecasted revenues, EBITDA margins and the discount rate. These significant assumptions are forward-looking and could be affected by future industry, market and economic conditions.

How We Addressed the Matter in Our Audit
We tested the Company’s controls over review of the fair value of the Krausz reporting unit. This included testing controls over management’s review of the valuation model and the significant assumptions described above.

To test the estimated fair value of the Krausz reporting unit, we performed audit procedures that included, among others, assessing the methodologies used to estimate fair value, testing the significant assumptions used to develop the fair value estimate, and testing the underlying data used by the Company in its analysis for completeness and accuracy. For example, we evaluated the reasonableness of management’s forecasted revenues and EBITDA margins used in the fair value estimates by comparing those assumptions to the historical results of Krausz and current industry, market and economic forecasts. We also involved our valuation specialists to evaluate the valuation methodologies and the reasonableness of the discount rate. As part of this evaluation, we compared the discount rate to market data. In addition, we performed a sensitivity analysis on the significant assumptions to evaluate the potential change in the fair value of the reporting unit that would result from the changes in assumptions.

We have served as the Company’s auditor since 2007.
Atlanta, Georgia
November 18, 2020

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of Mueller Water Products, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Mueller Water Products, Inc. and subsidiaries’ internal control over financial reporting as of September 30, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Mueller Water Products, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 30, 2020 and 2019, the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended September 30, 2020, and the related notes and our report dated November 18, 2020 expressed an unqualified opinion thereon.
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
Atlanta, Georgia
November 18, 2020

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,
	2020	2019
	(in millions, except share amounts)
Assets:
Cash and cash equivalents	$208.9	$176.7
Receivables, net	180.8	172.8
Inventories	162.5	191.4
Other current assets	29.0	26.0
Total current assets	581.2	566.9
Property, plant and equipment, net	253.8	217.1
Intangible assets	408.9	433.7
Goodwill	99.8	95.7
Other noncurrent assets	51.3	23.9
Total assets	$1,395.0	$1,337.3

Liabilities and equity:
Current portion of long-term debt	$1.1	$0.9
Accounts payable	67.3	84.6
Other current liabilities	86.6	93.0
Total current liabilities	155.0	178.5
Long-term debt	446.5	445.4
Deferred income taxes	96.5	87.9
Other noncurrent liabilities	56.3	33.2
Total liabilities	754.3	745.0

Commitments and contingencies (Note 18.)

Common stock: 600,000,000 shares authorized; 158,064,750 and 157,462,140 shares outstanding at September 30, 2020 and 2019, respectively	1.6	1.6
Additional paid-in capital	1,378.0	1,410.7
Accumulated deficit	(714.2)	(786.2)
Accumulated other comprehensive loss	(24.7)	(36.0)
Total Company stockholders’ equity	640.7	590.1
Noncontrolling interest	—	2.2
Total equity	640.7	592.3
Total liabilities and equity	$1,395.0	$1,337.3

The accompanying notes are an integral part of the consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended September 30,
	2020	2019	2018
	(in millions, except per share amounts)
Net sales	$964.1	$968.0	$916.0
Cost of sales	635.9	647.1	626.1
Gross profit	328.2	320.9	289.9
Operating expenses:
Selling, general and administrative	198.4	182.7	166.7
Gain on sale of idle property	—	(2.4)	(9.0)
Other charges	13.0	16.3	10.5
Total operating expenses	211.4	196.6	168.2
Operating income	116.8	124.3	121.7
Pension costs (benefits) other than service	(3.0)	0.4	1.0
Interest expense, net	25.5	19.8	20.9
Loss on early extinguishment of debt	—	—	6.5
Gain on settlement of interest rate swap contracts	—	—	(2.4)
Walter Energy accrual	0.2	22.0	—
Income before income taxes	94.1	82.1	95.7
Income tax expense (benefit)	22.1	18.3	(9.9)
Net income	$72.0	$63.8	$105.6

Net income per share:
Basic	$0.46	$0.40	$0.67
Diluted	$0.45	$0.40	$0.66

Weighted average shares outstanding:
Basic	157.8	157.8	158.2
Diluted	158.6	159.0	159.7

Dividends declared per share	$0.2100	$0.2025	$0.1900

The accompanying notes are an integral part of the consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended September 30,
	2020	2019	2018
	(in millions)
Net income	$72.0	$63.8	$105.6
Other comprehensive income (loss):
Pension liability	4.4	(13.3)	27.4
Income tax effects	(1.1)	3.8	(6.9)
Foreign currency translation	8.0	6.3	(3.0)
Derivative instruments	—	—	2.4
Income tax effects	—	—	(0.9)
	11.3	(3.2)	19.0
Comprehensive income	$83.3	$60.6	$124.6
The accompanying notes are an integral part of the consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE THREE YEARS ENDED SEPTEMBER 30, 2020

	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Non-controlling interest	Total
	(in millions)
Balance at September 30, 2017	$1.6	$1,494.2	$(955.6)	$(51.8)	$1.1	$489.5
Net income	—	—	105.6	—	0.4	106.0
Dividends declared	—	(30.1)	—	—	—	(30.1)
Stock-based compensation	—	5.2	—	—	—	5.2
Shares retained for employee taxes	—	(2.1)	—	—	—	(2.1)
Common stock issued	—	7.3	—	—	—	7.3
Stock repurchased under buyback program	—	(30.0)	—	—	—	(30.0)
Other comprehensive income, net of tax	—	—	—	19.0	—	19.0
Balance at September 30, 2018	1.6	1,444.5	(850.0)	(32.8)	1.5	564.8
Net income	—	—	63.8	—	0.7	64.5
Dividends declared	—	(32.0)	—	—	—	(32.0)
Stock-based compensation	—	4.3	—	—	—	4.3
Shares retained for employee taxes	—	(1.3)	—	—	—	(1.3)
Common stock issued	—	5.2	—	—	—	5.2
Stock repurchased under buyback program	—	(10.0)	—	—	—	(10.0)
Other comprehensive income, net of tax	—	—	—	(3.2)	—	(3.2)
Balance at September 30, 2019	1.6	1,410.7	(786.2)	(36.0)	2.2	592.3
Net income	—	—	72.0	—	—	72.0
Dividends declared	—	(33.1)	—	—	—	(33.1)
Stock-based compensation	—	5.3	—	—	—	5.3
Shares retained for employee taxes	—	(0.9)	—	—	—	(0.9)
Common stock issued	—	3.5	—	—	—	3.5
Stock repurchased under buyback program	—	(5.0)	—	—	—	(5.0)
Acquisition of joint venture partner’s interest	—	(2.5)	—	—	(2.2)	(4.7)
Other comprehensive loss, net of tax	—	—	—	11.3	—	11.3
Balance at September 30, 2020	$1.6	$1,378.0	$(714.2)	$(24.7)	$—	$640.7

The accompanying notes are an integral part of the consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended September 30,
	2020	2019	2018
	(in millions)
Operating activities:
Net income	$72.0	$63.8	$105.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	29.6	26.0	20.9
Amortization	28.2	27.0	22.8
Retirement plans	2.8	2.0	2.8
Deferred income taxes	7.2	1.3	(43.3)
Stock-based compensation	5.3	4.3	5.2
Loss on early extinguishment of debt	—	—	6.5
Gain on disposal of assets	—	(2.5)	(9.0)
Other, net	8.0	2.4	3.4
Changes in assets and liabilities, net of acquisitions:
Receivables	(7.5)	(1.4)	(18.9)
Inventories	24.9	(17.4)	(18.4)
Other assets	0.9	(7.4)	(2.0)
Accounts payable	(17.6)	(11.0)	7.7
Walter Energy accrual (payment)	(22.0)	22.0	—
Other current liabilities	6.6	(6.1)	32.7
Pension obligations, related to contributions	—	(0.7)	—
Long-term liabilities	1.9	(9.8)	17.1
Net cash provided by operating activities	140.3	92.5	133.1
Investing activities:
Capital expenditures	(67.7)	(86.6)	(55.7)
Business acquisitions, net of cash acquired	—	(127.5)	—
Proceeds from sales of assets	0.2	2.3	7.8
Net cash used in investing activities	(67.5)	(211.8)	(47.9)
Financing activities:
Dividends paid	(33.1)	(32.0)	(30.1)
Acquisition of joint venture partner’s interest	(5.2)	—	—
Stock repurchased under buyback program	(5.0)	(10.0)	(30.0)
Common stock issued	3.5	5.2	7.3
Employee taxes related to stock-based compensation	(0.9)	(1.3)	(2.1)
Repayment of debt	—	—	(486.3)
Repayment of Krausz debt	—	(13.2)	—
Issuance of debt	—	—	450.0
Deferred financing costs paid	(1.1)	—	(6.9)
Other	0.4	0.4	(0.2)
Net cash used in financing activities	(41.4)	(50.9)	(98.3)
Effect of currency exchange rate changes on cash	0.8	(0.2)	(1.5)
Net change in cash and cash equivalents	32.2	(170.4)	(14.6)
Cash and cash equivalents at beginning of year	176.7	347.1	361.7
Cash and cash equivalents at end of year	$208.9	$176.7	$347.1

The accompanying notes are an integral part of the consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED SEPTEMBER 30, 2020
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
In July 2014, Infrastructure acquired a 49% ownership in an industrial valve joint-venture for $1.7 million. Due to substantive control features in the joint-venture agreement, all of the joint venture’s assets, liabilities and results of operations were included in our consolidated financial statements. We included an adjustment for the income attributable to noncontrolling interest in selling, general and administrative expenses. Noncontrolling interest was recorded at its carrying value, which approximated fair value. Infrastructure acquired the noncontrolling interest on October 3, 2019.
On December 3, 2018, we completed our acquisition of Krausz Development Ltd. and subsidiaries (“Krausz”). We include the financial statements of Krausz in our consolidated financial statements on a one-month lag. Refer to Note 5. for additional disclosures related to the acquisition.
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

During 2016, FASB issued standard ASC 326 - Current Expected Credit Losses to replace the existing GAAP “incurred loss” impairment approach with an approach intended to reflect “expected credit losses,” which will require consideration of a broader range of reasonable and supportable information to inform credit loss estimates. We will be required to use a forward-looking expected credit loss model for receivables. While we are in process of completing our analysis, we do not expect the effect of this adoption on October 1, 2020 on our financial statements to be material.
The following table summarizes information concerning our allowance for credit losses.

	2020	2019	2018
	(in millions)
Balance at beginning of year	$3.5	$4.0	$4.1
Provision charged to expense	1.0	0.3	0.5
Balances written off, net of recoveries	—	(0.2)	(0.7)
Reclassification due to adoption of revenue accounting standard	—	(0.6)	—
Other	0.3	—	0.1
Balance at end of year	$4.8	$3.5	$4.0
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
The following table summarizes information concerning our inventory valuation reserves.

	2020	2019	2018
	(in millions)
Balance at beginning of year	$7.5	$5.1	$4.4
Provision charged to expense	4.7	3.4	2.2
Inventory disposed	(0.7)	(1.2)	(1.2)
Other	0.2	0.2	(0.3)
Balance at end of year	$11.7	$7.5	$5.1
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
Direct internal and external costs to implement computer systems and internal-use software are capitalized. Capitalized costs are depreciated over the estimated useful life of the system or software, generally 6 years, beginning when software is complete and ready for its intended use.
Liabilities are recognized at fair value for asset retirement obligations related to plant and landfill closures in the period in which they are reasonably estimable and the carrying amounts of the related long-lived assets are correspondingly increased. Over time, the liabilities are accreted to their estimated future values. At September 30, 2020 and 2019, asset retirement obligations were $3.8 million and $4.5 million, respectively.
Leases- Refer to Note 4. for information regarding our leases.
Accounting for the Impairment of Long-Lived Assets-We test indefinite-lived intangible assets and goodwill for impairment annually (or more frequently if events or circumstances indicate possible impairment.) We perform our annual impairment testing at September 1. We amortize finite-lived intangible assets over their respective estimated useful lives and review for impairment if events or circumstances indicate possible impairment. Refer to Note 6. for information regarding our impairment testing.

Workers Compensation-Our exposure to workers compensation claims is generally limited to $1 million per incident. Liabilities, including those related to claims incurred but not reported, are recorded principally using annual valuations based on discounted future expected payments and using historical data combined with insurance industry data when historical data is limited. We are indemnified under an agreement with a predecessor to Tyco for all Mueller Co. and Anvil workers compensation liabilities related to incidents that occurred prior to August 16, 1999. We retained U.S. Pipe workers compensation liabilities related to incidents that occurred prior to the segment’s April 1, 2012 sale date, but the purchaser agreed to reimburse us for up to $11.8 million in payments we make related to these liabilities. At September 30, 2020, the remaining discounted reimbursement receivable may be up to $2.3 million, which we have recorded as $0.4 million in other current assets and $1.9 million in other noncurrent assets. On an undiscounted basis, workers compensation liabilities were $7.2 million and $8.7 million at September 30, 2020 and 2019, respectively. For purposes of discounting these liabilities, we apply a risk-free discount rate, generally a U.S. Treasury bill rate, for each policy period. We apply the rate with a duration that corresponds to the weighted average expected payout period for each policy period. Once a discount rate is applied to a policy period, it remains the discount rate for that policy period until all claims are paid. On a discounted basis, workers compensation liabilities were $6.2 million and $7.6 million at September 30, 2020 and 2019, respectively.
Warranty Costs-We accrue for warranty expenses, which can include costs of repair and/or replacement, including labor, materials, equipment, freight and reasonable overhead costs. We accrue for the estimated cost of product warranties at the time of sale if such costs are determined to be probable and reasonably estimable at that time. We monitor and analyze our warranty experience and costs periodically and may revise our warranty accruals as necessary. Critical factors in our accrual analyses include warranty terms, specific claim situations, general incurred and projected failure rates, the nature of product failures, product and labor costs, and general business conditions.
We recognized $14.1 million of Technologies’ warranty expense during the year ended September 30, 2018 related to certain radios and other products sold in prior periods.
Activity in accrued warranty, reported as part of both other current liabilities and other noncurrent liabilities, is presented below.

	2020	2019	2018
	(in millions)
Balance at beginning of year	$17.1	$20.0	$8.5
Warranty accruals	2.6	3.9	18.7
Warranty costs	(5.3)	(6.8)	(7.2)
Balance at end of year	$14.4	$17.1	$20.0
Deferred Financing Costs-Costs of debt financing are charged to expense over the lives of the related financing agreements. Remaining costs and the future period over which they would be charged to expense are reassessed when amendments to the related financing agreements or prepayments occur.
ABL Agreement deferred financing costs are included in other noncurrent assets and other deferred financing costs are offset against long-term debt in the accompanying consolidated balance sheets. Deferred financing costs of $6.2 million at September 30, 2020 are scheduled to amortize as follows: $1.3 million related to the ABL Agreement amortizes on a straight-line basis; $4.9 million related to the Senior Unsecured Notes amortizes using the effective-interest rate method. All such amortization will be over the remaining term of the respective debt. Refer to Note 8. for disclosures related to our ABL agreement.
Derivative Instruments and Hedging Activities-Prior to June 30, 2018, we managed interest rate risk to some extent using derivative instruments. We had designated our interest rate swap contracts as cash flow hedges of interest payments. As a result, the changes in the fair value of these contracts prior to settlement were reported as a component of accumulated other comprehensive loss and were reclassified into earnings in the periods during which the hedged transactions affected earnings. We recorded a cash gain of $2.4 million in the quarter ended June 30, 2018 upon termination of the interest rate swaps.
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
Environmental Expenditures-We capitalize environmental expenditures that increase the life or efficiency of noncurrent assets or that reduce or prevent environmental contamination. We accrue for environmental expenses resulting from existing conditions that relate to past operations when the costs are probable and reasonably estimable. We are indemnified under an agreement with a predecessor to Tyco for certain environmental liabilities that existed at August 16, 1999. Refer to Note 18. for additional disclosures regarding our environmental liabilities.
Revenue Recognition-Refer to Note 3. for disclosures regarding our revenues.
Stock-based Compensation-Compensation expense for stock-based awards granted to employees and directors is based on the fair value at the grant dates for our stock-settled share awards and is based on the fair value at each reporting date for our cash-settled share awards. Refer to Note 12. for more information regarding our stock-based compensation. Stock-based compensation expense is a component of selling, general and administrative expenses.
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
Disaggregation of Revenue
Refer to Note 17. for disaggregation our revenues from contracts with customers by reportable segment and by geographical region, which we believe best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. Geographical region represents the location of the customer.

Contract Asset and Liability Balances
Differences in the timing of revenue recognition, billing and cash collection result in customer receivables, advance payments and billings in excess of revenue recognized. Customer receivables include amounts billed and currently due from customers as well as unbilled amounts (contract assets). Amounts are billed in accordance with contractual terms and unbilled amounts arise when the timing of billing differs from the timing of revenue recognized.
Advance payments and billings in excess of revenue are recognized and recorded as deferred revenue, the majority of which is classified as current based on the timing when we expect to recognize revenue. We include current deferred revenue as part of our accrued expenses. Deferred revenues represent contract liabilities and are recorded when customers remit cash payments in advance of our satisfaction of performance obligations under contractual arrangements. Contract liabilities are reversed when the performance obligation is satisfied and revenue is recognized.
The table below represents the balances of our customer receivables and deferred revenues.

	September 30,
	2020	2019
	(in millions)
Billed receivables	$180.2	$171.0
Unbilled receivables	4.6	4.5
Total customer receivables, gross	$184.8	$175.5

Deferred revenues	$5.6	$4.7
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
Revenues from products and services transferred to customers at a point in time represented 99% of our revenues in the year ended September 30, 2020. The revenues recognized at a point in time related to the sale of our products and was recognized when the obligations of the terms of our contract were satisfied, which generally occurs upon shipment, when control of the product transfers to the customer.
Revenues from products and services transferred to customers over time represented 1% of our revenues in the year ended September 30, 2020.
We offer warranties to our customers in the form of assurance-type warranties, which provide assurance that the products provided will function as intended and comply with any agreed-upon specifications. These cannot be purchased separately.
Costs to Obtain or Fulfill a Contract
We incur certain incremental costs to obtain a contract, which primarily relate to incremental sales commissions. Our commissions are paid based on a combination of orders and shipments and we reserve the right to claw back any commissions in case of product returns or lost collections. As the expected benefit associated with these incremental costs is generally one year or less based on the nature of the product sold and benefits received, we have applied a practical expedient and therefore do not capitalize the related costs and expense them as incurred, consistent with our previous accounting treatment.

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
Our leases have remaining lease terms of up to 13 years. The terms and conditions of our leases may include options to extend or terminate the lease which are considered and included in the lease term when these options are reasonably certain of exercise.
We determine if a contract is (or contains) a lease at inception by evaluating whether the contract conveys the right to control the use of an identified asset. For all classes of leased assets, we have elected the practical expedient to account for any non-lease components in the contract together with the related lease component in the same unit of account.
ROU assets and lease liabilities are recognized in our consolidated balance sheets at the commencement date based on the present value of remaining lease payments over the lease term. Additionally, ROU assets include any lease payments made at or before the commencement date, as well as any initial direct costs incurred, and are reduced by any lease incentives received. As most of our operating leases do not provide an implicit rate, we apply our incremental borrowing rate to determine the present value of remaining lease payments. Our incremental borrowing rate is determined based on information available at the commencement date of the lease.
For all classes of leased assets, we have applied an accounting policy election to exclude short-term leases from recognition in our consolidated balance sheets. A short-term lease has a lease term of 12 months or less at the commencement date and does not include a purchase option that is reasonably certain of exercise. We recognize short-term lease expense in our condensed consolidated statements of operations on a straight-line basis over the lease term.
Our short-term lease expense for the year ended September 30, 2020 and short-term lease commitments at September 30, 2020 are immaterial.
We have certain lease contracts with terms and conditions that provide for variability in the payment amount based on changes in facts or circumstances occurring after the commencement date. These variable lease payments are recognized in our condensed consolidated statements of operations as the obligation is incurred.
At September 30, 2020, any legally-binding minimum lease payments for operating leases signed but not yet commenced, subleases, leases that imposed significant restrictions or covenants, related party leases or sale-leaseback arrangements were immaterial.
The components of lease cost are presented below.

	Year ended September 30,
	2020	2019	2018
	(in millions)
Operating lease cost	$6.3	$5.8	$6.4
Finance lease cost	1.3	1.0	0.8
Total lease expense	$7.6	$6.8	$7.2
Supplemental cash flow information related to leases for the year ended September 30, 2020 is presented below, in millions.

Operating cash used for operating leases	$6.1
Financing cash used for finance leases	$1.3

Supplemental information describing where lease-related assets and liabilities are reflected in the Condensed Consolidated Balance Sheet at September 30, 2020 is presented below, in millions.

Right of use assets:
Operating leases	Other noncurrent assets	$25.6
Finance leases	Plant, property and equipment	2.5
Total right of use assets		$28.1
Lease liabilities:
Operating leases - current	Other current liabilities	$4.0
Operating leases - noncurrent	Other noncurrent liabilities	23.3
Finance leases - current	Current portion of long-term debt	1.1
Finance leases - noncurrent	Long-term debt	1.4
Total lease liabilities		$29.8
Supplemental information related to lease terms and discount rates at September 30, 2020 is presented below.

Weighted-average remaining lease term (years):
Operating leases	7.87
Finance leases	2.52
Weighted-average interest rate:
Operating leases	5.64%
Finance leases	4.96%
Total lease liabilities at September 30, 2020 have scheduled maturities as follows:

	Operating Leases	Finance Leases
	(in millions)
2021	$5.5	$1.2
2022	4.8	0.9
2023	4.3	0.5
2024	4.1	0.1
2025	3.7	—
Thereafter	12.5	—
Total lease payments	34.9	2.7
Less: imputed interest	7.6	0.2
Present value of lease liabilities	$27.3	$2.5

Note 5.    Acquisitions and Divestitures
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

We have recognized the assets acquired and liabilities assumed at their estimated acquisition date fair values, with the excess of the purchase price over the estimated fair values of the identifiable net assets acquired recorded as goodwill. During 2020, we reduced property, plant and equipment by $0.3 million, which resulted in an increase to goodwill of $0.3 million. The accounting for the business combination is considered final.
The results of Krausz, including net sales of $37.2 million for 2019, are included within our Infrastructure segment for all periods following the acquisition date.
The goodwill below is attributable to the strategic opportunities and synergies that we expect to arise from the acquisition of Krausz and the value of its workforce. The goodwill is nondeductible for income tax purposes. Identified intangible assets consist of patents, customer relationships and favorable leasehold interests with an estimated weighted average useful life of approximately 12 years and trade names with an indefinite life. Values of intangible assets were determined using a discounted cash flow method.
The following is a summary of the estimated fair values of the net assets acquired (in millions):

Assets, net of cash:
Receivables	$6.9
Inventories	17.0
Other current assets	0.2
Property, plant and equipment	8.1
Other non-current assets	1.7
Identified intangible assets:
Patents	32.1
Customer relationships	8.7
Trade names	4.6
Favorable leasehold interests	2.3
Goodwill	80.4
Liabilities:
Accounts payable	(5.5)
Other current liabilities	(2.9)
Deferred income taxes	(11.2)
Other non-current liabilities	(1.7)
Consideration paid	140.7
Repayment of Krausz debt	(13.2)
Consideration paid included in net cash used in investing activities	$127.5

Note 6.    Intangible Assets and Goodwill
At March 31, 2020, as a result of the COVID-19 pandemic, we performed a quantitative interim impairment assessment for goodwill and indefinite-lived intangible assets associated with the Krausz acquisition and concluded that these assets were not impaired.
We completed our annual goodwill impairment test and determined there were no impairments at September 1, 2020.
Intangible Assets
Direct internal and external costs to develop software licensed by Technologies’ customers are capitalized. Capitalized costs are amortized over the 6-year estimated useful life of the software, beginning when the software is complete and ready for its intended use. At September 30, 2020, the remaining weighted-average amortization period for this software was 2.0 years. Amortization expense related to such software assets was $3.3 million, $3.3 million and $2.9 million for 2020, 2019 and 2018, respectively. Amortization expense for each of the next five years is scheduled to be $3.2 million in 2021, $2.7 million in 2022, $2.2 million in 2023, $1.5 million in 2024 and $0.8 million in 2025.

At September 30, 2020, the remaining weighted-average amortization period for the business combination-related finite-lived customer relationship and technology intangible assets were 4.2 years and 3.9 years, respectively. Amortization expense related to these assets was $24.9 million, $23.7 million and $19.9 million for 2020, 2019 and 2018, respectively. Amortization expense for each of the next five years is scheduled to be $24.9 million in 2021, $24.7 million in 2022, $24.7 million in 2023, $24.3 million in 2024 and $4.8 million in 2025.
Intangible assets are presented below.

	September 30,
	2020	2019
	(in millions)
Capitalized internal-use software:
Cost	$31.5	$30.2
Accumulated amortization	(20.8)	(17.5)
Net book value	10.7	12.7

Business combination-related:
Cost:
Finite-lived intangible assets:
Technology	118.5	116.6
Customer relationships and other	370.2	370.0
Indefinite-lived intangible assets:
Trade names and trademarks	271.6	271.4
	760.4	758.0
Accumulated amortization:
Technology	(81.0)	(76.4)
Customer relationships and other	(281.2)	(260.6)
	(362.2)	(337.0)
Net book value	398.2	421.0
Total intangible assets net book value	$408.9	$433.7
Goodwill
Changes in the carrying amount of goodwill were as follows:

	September 30,
	2020	2019
	(in millions)
Balance at beginning of year	$95.7	$12.1
Acquisition of Krausz	0.3	80.1
Change in foreign currency exchange rates	3.8	3.5
Balance at end of year	$99.8	$95.7

Note 7.    Income Taxes
The components of income before income taxes from continuing operations are presented below.

	2020	2019	2018
	(in millions)
U.S.	$89.7	$78.4	$97.3
Non-U.S.	4.4	3.7	(1.6)
Income before income taxes	$94.1	$82.1	$95.7
On December 22, 2017, HR-1, commonly referred to as the Tax Cuts and Jobs Act (“Act”), was enacted, which made significant revisions to federal income tax laws, including lowering the corporate income tax rate to 21% from 35% effective January 1, 2018, overhauling the taxation of income earned outside the United States and eliminating or limiting certain deductions. Our deferred tax assets and liabilities are recorded at the enacted tax rates in effect when we expect to recognize the related tax expenses or benefits. The average of these rates varies slightly from year to year but historically had been approximately 39%. With the legislation changing rates taking place in the quarter ended December 31, 2017, we remeasured our deferred tax items at an average rate of approximately 25% and recorded an income tax benefit of $42.5 million.
The Act also imposed a one-time transition tax on the undistributed, previously-untaxed, post-1986 foreign “earnings and profits” (as defined by the IRS) of certain U.S.-owned corporations. In 2018, we recorded a provisional transition tax of $7.5 million for the one-time deemed repatriation tax on accumulated foreign earnings of our foreign subsidiaries. We finalized our calculation of this transition tax liability during 2019 and reduced our initial provision by $0.6 million. At September 30, 2020, the remaining balance of our transition obligation is $5.8 million, which will be paid annually through January 2026, as provided in the Act. Other than for Krausz’s investment in its U.S. subsidiary, we have not provided income taxes for unrepatriated foreign earnings that may be subject to withholding tax or any outside basis differences inherent in our foreign subsidiaries, as these amounts continue to be indefinitely reinvested in foreign operations. We have a foreign tax credit carryforward of $4.5 million, which we have not recognized because we do not expect to utilize it prior to expiration.
The federal income tax returns for Mueller Co. and Anvil are closed for years prior to 2005 and for Mueller Water Products, Inc. for 2007 and 2008. Our 2009 through 2015 returns are closed except to the extent net operating losses from those years have been utilized on subsequent years’ returns. We also remain liable for any taxes related to U.S. Pipe income for periods prior to 2012 pursuant to the terms of the sale agreement with the purchaser of the segment.
Our state income tax returns are generally closed for years prior to 2016, except to the extent of our state net operating loss carryforwards. Our Canadian income tax returns are generally closed for years prior to 2013. We do not have any material unpaid assessments.
The components of income tax (benefit) expense are presented below.

	2020	2019	2018
	(in millions)
Current:
U.S. federal	$10.9	$11.6	$25.7
U.S. state and local	2.7	3.9	7.1
Non-U.S.	1.3	1.5	0.6
	14.9	17.0	33.4
Deferred:
U.S. federal	5.6	2.5	(42.6)
U.S. state and local	2.0	(0.4)	(1.0)
Non-U.S.	(0.4)	(0.8)	0.3
	7.2	1.3	(43.3)
Income tax (benefit) expense	$22.1	$18.3	$(9.9)

The reconciliation between income tax expense at the U.S. federal statutory income tax rate and reported income tax expense is presented below.

	2020	2019	2018
	(in millions)
Expense at U.S. federal statutory income tax rates of 21%, 24.5% and 35%, respectively	$19.8	$17.2	$23.4
Adjustments to reconcile to income tax expense:
State income taxes, net of federal benefit	3.3	3.2	4.8
Uncertain tax positions	1.0	(1.4)	—
Nondeductible compensation	0.6	0.3	0.2
Nondeductible expenses, other than compensation	0.4	1.3	0.5
Valuation allowances	0.1	1.3	0.5
Basis difference in foreign investment	0.1	(1.1)	—
Foreign income taxes	—	0.1	—
Domestic production activities deduction	—	—	(2.4)
Federal tax rate change	—	—	(42.5)
Federal transition tax	—	(0.6)	7.5
Excess tax benefits related to stock compensation	(0.5)	(0.3)	(0.6)
Tax credits	(1.8)	(1.8)	(1.7)
Other	(0.9)	0.1	0.4
Income tax expense (benefit)	$22.1	$18.3	$(9.9)
The following table summarizes information concerning our gross unrecognized tax benefits.

	2020	2019
	(in millions)
Balance at beginning of year	$3.3	$3.3
Increases related to current year positions	1.5	0.4
Increases related to prior year positions	—	2.0
Decreases due to lapse in statute of limitations	(0.3)	(2.4)
Balance at end of year	$4.5	$3.3
Substantially all unrecognized tax benefits would, if recognized, impact the effective tax rate. We recognize interest related to uncertain tax positions as interest expense and recognize any penalties incurred as a component of selling, general and administrative expenses. At September 30, 2020 and 2019, we had $0.4 million and $0.3 million, respectively, of accrued interest expense related to unrecognized tax benefits.

Deferred income tax balances are presented below.

	September 30,
	2020	2019
	(in millions)
Deferred income tax assets:
Accrued expenses	$12.2	$10.0
Lease liabilities	7.3	—
Inventory	4.6	11.7
State net operating losses	3.0	2.8
Federal credit carryovers	3.0	2.8
Stock-based compensation	2.6	2.7
Pension	0.2	1.7
Other	1.1	2.4
	34.0	34.1
Valuation allowance	(2.9)	(2.8)
Total deferred income tax assets, net of valuation allowance	31.1	31.3
Deferred income tax liabilities:
Intangible assets	90.2	95.6
Lease assets	6.6	—
Basis difference in foreign investment	5.0	4.7
Other	25.6	18.9
Total deferred income tax liabilities	127.4	119.2
Net deferred income tax liabilities	$96.3	$87.9
We reevaluate the need for a valuation allowance against our deferred tax assets each quarter, considering results to date, projections of taxable income, tax planning strategies and reversing taxable temporary differences.
Our state net operating loss carryforwards, which expire between years 2024 and 2032, remain available to offset future taxable earnings.
Note 8.    Borrowing Arrangements
The components of our long-term debt are presented below.

	September 30,
	2020	2019
	(in millions)
5.5% Senior Notes	$450.0	$450.0
ABL Agreement	—	—
Other	2.5	2.1
	452.5	452.1
Less deferred financing costs	(4.9)	(5.8)
Less current portion of long-term debt	(1.1)	(0.9)
Long-term debt	$446.5	$445.4
The scheduled maturities of all borrowings outstanding at September 30, 2020 for each of the following years are $1.1 million in 2021, $0.9 million in 2022, $0.5 million in 2023, $0.1 million in 2024 and zero in 2025.
ABL Agreement. Our asset based lending agreement (“ABL Agreement”) consists of a revolving credit facility for up to $175 million of revolving credit borrowings, swing line loans and letters of credit. On July 30, 2020, we amended the ABL Agreement. The amendment, among other things, (i) extended the termination date of the facility, (ii) established a LIBOR “floor” of 75 basis points, (iii) increased interest rates on borrowings, (iv) increased the rate of unused commitment fee, and (v) increased our ability to pay cash dividends.

The amended ABL Agreement permits us to increase the size of the credit facility by an additional $150 million in certain circumstances subject to adequate borrowing base availability. We may borrow up to $25 million through swing line loans and may have up to $60 million of letters of credit outstanding.
Borrowings under the amended ABL Agreement bear interest at a floating rate equal to LIBOR plus a margin ranging from 200 to 225 basis points, or a base rate, as defined in the ABL Agreement, plus a margin ranging from 100 to 125 basis points. At September 30, 2020 the applicable rate was LIBOR plus 200 basis points.
The amended ABL Agreement terminates on July 29, 2025 and requires a commitment fee for any unused borrowing capacity under the ABL Agreement of 37.5 basis points per annum. Our obligations under the ABL agreement are secured by a first-priority perfected lien on all of our U.S. receivables and inventories, certain cash and other supporting obligations. Borrowings are not subject to financial maintenance covenants unless excess availability is less than the greater of $17.5 million and 10% of the Loan Cap as defined in the ABL Agreement. Excess availability based on September 30, 2020 data, as reduced by outstanding letters of credit and accrued fees and expenses of $14.1 million, was $133.9 million.
5.5% Senior Unsecured Notes. On June 12, 2018, we privately issued $450.0 million of 5.5% Senior Unsecured Notes (“Notes”), which mature in June 2026 and bear interest at 5.5%. We capitalized $6.6 million of financing costs, which are being amortized over the term of the Notes using the effective interest rate method. Proceeds from the Notes, along with other cash, were used to repay our Term Loan. Substantially all of our U.S. Subsidiaries guarantee the Notes, which are subordinate to borrowings under the ABL. Based on quoted market prices, the outstanding Notes had a fair value of $465.8 million at September 30, 2020.
An indenture securing the Notes (“Indenture”) contains customary covenants and events of default, including covenants that limit our ability to incur debt, pay dividends, and make investments. We believe we were compliant with these covenants at September 30, 2020 and expect to remain in compliance through September 30, 2021.
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
Note 9.    Derivative Financial Instruments
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

The values of our currency swap contracts were liabilities of $0.2 million and $0.3 million as of September 30, 2020 and 2019, respectively, and are included in other noncurrent liabilities in our Consolidated Balance Sheets.
Note 10.    Retirement Plans
Defined Benefit Plans. We have had various pension plans (“Pension Plans”), which we funded in accordance with their requirements and, where applicable, in amounts sufficient to satisfy the minimum funding requirements of applicable laws. The Pension Plans provided benefits based on years of service and compensation or at stated amounts for each year of service. The annual measurement date for all Pension Plans was September 30. After September 30, 2019, our only remaining defined benefit plan was our U.S. Pension Plan (“Plan”).
During 2019, we settled our obligations to our Canadian pension plan participants through a combination of lump-sum payments and purchases of annuities. We made a net contribution to the plans of $0.7 million, which was included in pension costs other than service, to fund these settlements. As a result, we no longer have any plan assets or obligation in connection with any Canadian defined benefit pension plan.
During 2018, under terms of a negotiated labor contract, a group of our collectively bargained employees are no longer accruing benefits under a multi-employer pension plan. The affected employees are now participants in our defined contribution retirement plan with an employer match and one-time contribution of $0.4 million, which vested through 2020. During 2019, we recorded and paid an estimated settlement liability for exiting this plan, which resulted in an expense of $1.1 million, which we included in other charges. As a result, we no longer have any plan assets or obligation in connection with any multi-employer pension plan.
A summary of key assumptions for the valuations of our Pension Plans is below.

	2020	2019	2018
Weighted average used to determine benefit obligations:
Discount rate	2.84%	3.26%	4.37%
Weighted average used to determine net periodic cost:
Discount rate	3.26%	4.37%	3.88%
Expected return on plan assets	5.00%	4.93%	4.68%
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

Amounts recognized for Pension Plans are presented below.

	2020	2019
	(in millions)
Projected benefit obligations:
Beginning of year	$356.6	$333.4
Service cost	1.5	1.6
Interest cost	11.2	13.9
Actuarial gain	13.7	38.2
Benefits paid	(23.5)	(23.9)
Currency translation	—	(0.1)
Decrease in obligation due to curtailment / settlement	—	(6.5)
End of year	$359.5	$356.6
Accumulated benefit obligations at end of year	$359.5	$356.6

Plan assets:
Beginning of year	$351.6	$343.5
Actual return on plan assets	32.2	38.6
Employer contributions	0.1	0.6
Currency translation	—	(0.5)
Benefits paid	(23.5)	(23.9)
Settlements	—	(6.5)
Other	—	(0.2)
End of year	$360.4	$351.6

Accrued benefit cost at end of year:
Funded (unfunded) status	$0.9	$(5.0)
Recognized on balance sheet:
Other noncurrent assets	$0.9	$—
Other noncurrent liabilities	—	(5.0)
	$0.9	$(5.0)

Recognized in accumulated other comprehensive loss, before tax:
Net actuarial loss	74.0	78.4
	$74.0	$78.4
The components of net periodic benefit cost for our Pension Plans are presented below.

	2020	2019	2018
	(in millions)
Service cost	$1.5	$1.6	$1.8
Components of net periodic cost (benefit) excluded from operating income:
Interest cost	11.2	13.9	14.3
Expected return on plan assets	(16.9)	(16.2)	(16.5)
Amortization of actuarial net loss	2.8	1.9	3.2
Pension settlement	—	0.7	—
Other	(0.1)	0.1	—
Pension costs (benefit) other than service	(3.0)	0.4	1.0
Net periodic benefit cost (benefit)	$(1.5)	$2.0	$2.8

Plan activity in accumulated other comprehensive loss, before tax, in 2020 is presented below, in millions.

Balance at beginning of year	$78.4
Actuarial gain	(1.6)
Prior year actuarial loss amortization to net periodic cost	(2.8)
Balance at end of year	$74.0
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
We expect to amortize $2.5 million of unrecognized loss into net periodic benefit cost from accumulated other comprehensive loss in 2021.
We maintain a single trust that holds the assets of the Plan. Near the end of 2020, we directed our investment manager to adjust the asset allocation from about 20% equity investments to about 30% equity investments in 2021.
This trust’s strategic asset allocations, tactical range at September 30, 2020 and actual asset allocations are presented below.

	Strategic asset allocation				Actual asset allocations at
					September 30,
		Tactical range			2020	2019	2018
Fixed income investments	80%	75	-	80%	78%	79%	77%
Equity investments	20	15	-	20%	21	19	21
Cash	—	0	-	5%	1	2	2
	100%				100%	100%	100%
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
The assets of the Plan are primarily invested in investment trusts valued at net asset value, which in turn hold fixed income and equity investments. The valuation methodologies used to measure the assets of the Plan at fair value are:
•Fixed income fund investments held by the investment trusts are valued using the closing price reported in the active market in which the investment is traded or based on yields currently available on comparable securities of issuers with similar credit ratings;
•Equity investments held by the investment trusts are valued using the closing price reported on the active market when reliable market quotations are readily available. When market quotations are not readily available, these assets are valued by a method the trustees believe accurately reflects fair value; and
•Mutual funds are valued at the closing price reported on the active market.

The assets of the Plan by level within the fair value hierarchy are presented below.

	September 30, 2020
	Level 1	Level 2	Total
	(in millions)
Fixed income	$—	$280.3	$280.3
Equity:
Large cap index funds	—	32.8	32.8
Mid cap index funds	—	13.5	13.5
Small cap growth funds	—	12.7	12.7
International stocks:
Mutual funds	7.4	—	7.4
International funds	—	10.4	10.4
Total equity	7.4	69.4	76.8
Cash and cash equivalents	3.3	—	3.3
	$10.7	$349.7	$360.4

	September 30, 2019
	Level 1	Level 2	Total
	(in millions)
Fixed income	$—	$277.8	$277.8
Equity:
Large cap index funds	—	29.8	29.8
Mid cap index funds	—	9.8	9.8
Small cap growth funds	—	9.6	9.6
International stocks:
Mutual funds	6.9	—	6.9
International funds	—	10.3	10.3
Total equity	6.9	59.5	66.4
Cash and cash equivalents	7.4	—	7.4
	$14.3	$337.3	$351.6

Our estimated future pension benefit payments are presented below in millions.

2021	$24.7
2022	24.5
2023	24.1
2024	23.7
2025	23.2
2026-2030	108.2
Defined Contribution Retirement Plans-Certain of our employees participate in defined contribution 401(k) plans or similar non-U.S plans. We make matching contributions as a function of employee contributions. Matching contributions were $5.3 million, $5.5 million and $4.7 million during 2020, 2019 and 2018, respectively.

Note 11.    Capital Stock
Common stock share activity is presented below.

Shares outstanding at September 30, 2017	158,590,383
Vesting of restricted stock units, net of shares withheld for taxes	232,875
Exercise of stock options	851,628
Exercise of employee stock purchase plan instruments	150,669
Settlement of performance-based restricted stock units, net of shares withheld for taxes	86,516
Stock repurchased under buyback program	(2,573,475)
Other	(6,475)
Shares outstanding at September 30, 2018	157,332,121
Vesting of restricted stock units, net of shares withheld for taxes	200,431
Exercise of stock options	726,636
Exercise of employee stock purchase plan instruments	167,806
Settlement of performance-based restricted stock units, net of shares withheld for taxes	109,380
Stock repurchased under buyback program	(1,074,234)
Shares outstanding at September 30, 2019	157,462,140
Vesting of restricted stock units, net of shares withheld for taxes	242,112
Exercise of stock options	534,291
Exercise of employee stock purchase plan instruments	182,971
Settlement of performance-based restricted stock units, net of shares withheld for taxes	61,610
Stock repurchased under buyback program	(418,374)
Shares outstanding at September 30, 2020	158,064,750

Note 12.    Stock-based Compensation Plans
The effect of stock-based compensation on our statements of operations is presented below.

	2020	2019	2018
	(in millions, except per share data)
Decrease in operating income	$7.2	$5.5	$6.4
Decrease in net income	5.0	4.3	4.0
Decrease in earnings per basic share	0.03	0.03	0.03
Decrease in earnings per diluted share	0.03	0.03	0.03
We excluded 267,298, 106,896 and 214,435 instruments from the calculation of diluted earnings per share for 2020, 2019 and 2018, respectively, because the effect of including them would have been antidilutive.
At September 30, 2020, there was approximately $7.6 million of unrecognized compensation expense related to stock-based awards not yet vested. We expect to recognize this expense over a weighted average life of approximately 1.49 years.
The Mueller Water Products, Inc. 2006 Stock Incentive Plan (“2006 Plan”) authorizes an aggregate of 20,500,000 shares of common stock that may be granted through the issuance of stock-based awards. Any awards canceled are available for reissuance. Generally, all of our employees and members of our board of directors are eligible to participate in the 2006 Plan. At September 30, 2020, 6,575,797 shares of common stock were available for future grants of awards under the 2006 Plan. This total assumes that the maximum number of shares will be earned for awards for which the final number of shares to be earned has not yet been determined.
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
Restricted stock unit activity under the 2006 Plan is summarized below.

	Restricted stock units	Weighted average grant date fair value per unit	Weighted average remaining contractual term (years)	Aggregate intrinsic value (millions)
Outstanding at September 30, 2017	625,830	$11.23	0.9
Granted	276,658	12.20
Vested	(342,038)	10.84		$4.2
Cancelled	(78,888)	11.41
Outstanding at September 30, 2018	481,562	12.14	1.0
Granted	233,830	10.10
Vested	(259,107)	11.75		2.6
Cancelled	(19,263)	11.43
Outstanding at September 30, 2019	437,022	11.31	0.9
Granted	301,979	11.55
Vested	(295,241)	11.40		3.4
Cancelled	(35,254)	11.48
Outstanding at September 30, 2020	408,506	11.41	0.8
Performance-Based Awards. Our performance-based awards consist of performance-based restricted stock units (“PRSUs”). PRSUs represent a target number of units that may be paid out at the end of a multi-year award cycle consisting of annual performance periods coinciding with our fiscal years. As determined at the date of award, PRSUs may settle in cash-value equivalent of, or directly in, shares of our common stock. Settlement will range from zero to two times the number of PRSUs granted, depending on our financial performance against predetermined targets. The grant date for each year’s performance period is set when the Comp. Committee establishes performance goals for the period, normally within 90 days of the beginning of each performance period. At the end of each annual performance period, the Comp. Committee confirms performance against the applicable performance targets. PRSUs do not convey voting rights or earn dividends. PRSUs vest on the last day of an award cycle, unless vested sooner due to a “Change of Control” of the Company, or the death, disability or Retirement of a participant.
We recognize compensation expense for stock-settled PRSUs starting on the first day of the applicable performance period and ending on the respective vesting dates. We base the recognized compensation expense upon the number of units awarded for each performance period, the closing price of our common stock on the grant date and the estimated performance factor. In 2020 and 2019, 93,647 shares and 181,065 shares, respectively, vested related to PRSUs.

Stock-settled PRSUs activity under the 2006 Plan is summarized below.

Award date	Settlement year	Performance period	Grant date per unit fair value	Units awarded	Units forfeited	Net units	Performance factor	Shares earned
December 1, 2015	2019	2016	$9.38	77,823	(3,998)	73,825	1.021	75,375
		2017	13.26	77,824	(3,997)	73,827	1.000	73,827
		2018	12.50	77,824	(61,841)	15,983	1.357	21,689
November 29, 2016	2020	2017	13.26	59,285	(5,279)	54,006	1.000	54,006
		2018	12.50	59,286	(39,910)	19,376	1.357	26,294
		2019	10.53	59,290	(39,909)	19,381	0.645	12,501
January 23, 2017	2020	2017	13.15	19,012	—	19,012	1.000	19,012
		2018	12.50	19,011	—	19,011	1.357	25,798
		2019	10.53	19,011	—	19,011	0.645	12,263
November 28, 2017	2021	2018	12.50	57,092	—	57,092	1.357	77,474
		2019	10.53	57,092	(4,793)	52,299	0.645	33,733
		2020	11.26	57,104	(21,679)	35,425	0.909	32,202
November 27, 2018	2022	2019	10.53	110,954	(8,751)	102,203	0.645	65,921
		2020	11.26	110,954	(13,182)	97,772	0.909	88,875
		2021		110,967	(26,484)	84,483
December 3, 2019	2023	2020	11.26	69,988	(2,747)	67,241	0.909	61,123
		2021		69,989	(9,970)	60,019
		2022		69,989	(9,970)	60,019
Market-Based Awards. Our market-based awards consist of market-based restricted stock units (“MRSUs”). MRSUs represent a target number of units that may be paid out at the end of a three-fiscal year award cycle based on a calculation of our relative total shareholder return (“TSR”) performance as compared with the TSRs of a selected peer group. Settlements in our common shares, will range from zero to two times the number of MRSUs granted, depending on our TSR performance ranking within the peer group. The fair values of MRSUs are fixed at the date of grant and the related expense is recognized ratably over the vesting period, which is roughly three years from the date of grant.
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

Stock option activity under the 2006 Plan is summarized below.

	Options	Weighted average exercise price per option	Weighted average remaining contractual term (years)	Aggregate intrinsic value (millions)
Outstanding at September 30, 2017	2,440,654	$5.72	2.5	$17.3
Exercised	(851,628)	7.00		3.8
Cancelled	—	—
Outstanding at September 30, 2018	1,589,026	5.03	1.9	10.3
Exercised	(726,636)	5.20		4.4
Cancelled	—	—
Outstanding at September 30, 2019	862,390	4.89	2.0	5.5
Exercised	(534,291)	4.15		3.3
Cancelled	—	—
Outstanding at September 30, 2020	328,099	$6.11	2.3	$1.4

Exercisable at September 30, 2020	328,099	$6.11	2.3	$1.4

Stock option exercise prices are equal to the closing price of our common stock on the relevant grant date.
The ranges of exercise prices for stock options outstanding at September 30, 2020 are summarized below.

Exercise price			Options	Weighted average exercise price	Weighted average remaining contractual term (years)	Exercisable options	Weighted average exercise price
$0.00	-	$4.99	129,949	$3.19	0.8	129,949	$3.19
$5.00	-	$9.99	198,150	8.02	3.3	198,150	8.02
			328,099	$6.11	2.3	328,099	$6.11
Employee Stock Purchase Plan. The Mueller Water Products, Inc. 2006 Employee Stock Purchase Plan (“ESPP”) authorizes the sale of up to 5,800,000 shares of our common stock to employees. Generally, all full-time, active employees are eligible to participate in the ESPP, subject to certain restrictions. Employee purchases are funded through payroll deductions, and any excess payroll withholdings are returned to the employee. The price for shares purchased under the ESPP is 85% of the lower of the closing price on the first day or the last day of the offering period. At September 30, 2020, 2,400,158 shares were available for issuance under the ESPP.
Phantom Plan. Under the Mueller Water Products, Inc. Phantom Plan adopted in 2012 (“Phantom Plan”), we have awarded “phantom units” to certain non-officer employees. A phantom unit settles in cash equal to the price of one share of our common stock on the vesting date. Phantom units vest ratably over 3 years on each anniversary date of the original grant. We recognize compensation expense for phantom units on a straight-line basis for each tranche of each award based on the closing price of our common stock at each balance sheet date. The outstanding phantom units had a fair value of $10.39 per unit at September 30, 2020 and our accrued liability for such units was $2.2 million.

Phantom Plan activity is summarized below.

	Phantom Plan units	Weighted average grant date fair value per unit	Weighted average remaining contractual term (years)	Aggregate intrinsic value (millions)
Outstanding at September 30, 2017	352,007	$11.36	0.9
Granted	163,199	12.40
Vested	(170,675)			$2.1
Cancelled	(81,758)	12.10
Outstanding at September 30, 2018	262,773	12.12	0.6
Granted	180,747	10.53
Vested	(132,289)			1.4
Cancelled	(55,077)	11.61
Outstanding at September 30, 2019	256,154	11.39	0.9
Granted	188,973	11.26
Vested	(118,908)			1.3
Cancelled	(11,744)	11.23
Outstanding at September 30, 2020	314,475	11.16	0.9

Note 13.    Supplemental Balance Sheet Information
Selected supplemental asset information is presented below.

	September 30,
	2020	2019
	(in millions)
Inventories:
Purchased components and raw material	$87.3	$95.2
Work in process	32.4	43.7
Finished goods	42.8	52.5
	$162.5	$191.4
Other current assets:
Prepaid expenses	$10.9	$9.6
Non-trade receivables	8.5	6.3
Income taxes	5.5	4.7
Maintenance and repair tooling	3.7	4.2
Other	0.4	1.2
	$29.0	$26.0
Property, plant and equipment:
Land	$6.2	$5.2
Buildings	80.4	68.9
Machinery and equipment	406.3	362.9
Construction in progress	57.4	48.0
	$550.3	$485.0
Accumulated depreciation	(296.5)	(267.9)
	$253.8	$217.1
Other noncurrent assets:
Operating lease right of use asset	$25.6	$—
Maintenance and repair supplies and tooling	17.5	16.4
Workers compensation reimbursement receivable	2.1	3.1
Note receivable	1.8	1.8
Pension asset	0.9	—
Other	3.4	2.6
	$51.3	$23.9

Selected supplemental liability information is presented below.

	September 30,
	2020	2019
	(in millions)
Other current liabilities:
Compensation and benefits	$35.5	$28.5
Customer rebates	9.6	8.7
Interest	7.3	7.3
Warranty	7.2	6.5
Deferred revenues	5.6	4.7
Refund liability	4.3	3.3
Operating lease liabilities	4.0	—
Taxes other than income taxes	3.9	3.3
Restructuring and severance	2.8	1.7
Environmental	1.2	1.2
Income taxes	0.2	0.6
Accrued settlements	0.2	0.2
Walter tax liability	—	22.0
Other	4.8	5.0
	$86.6	$93.0

Other noncurrent liabilities:
Operating lease liabilities	$23.3	$—
Warranty	7.2	10.7
Transition tax	5.2	5.8
Unrecognized income tax benefits	4.5	3.3
Workers compensation	3.8	1.9
Asset retirement obligation	3.5	3.6
CARES Act deferred tax liabilities	3.3	—
Deferred development grant	2.5	—
Pension	—	5.0
Other	3.0	2.9
	$56.3	$33.2
CARES Act
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law. The CARES Act is a relief package intended to assist in many aspects of the American economy through direct secured loans and deferrals of the employer portion of social security taxes through the end of calendar year 2020, with 50% of the deferral due December 31, 2021 and the remainder due December 31, 2022. For the fiscal year ended, September 30, 2020, we have elected these tax deferrals, which are approximately $3.3 million as shown above.
Note 14.    Supplemental Statement of Operations Information
During October 2018, we announced the move of our Middleborough, Massachusetts facility to Atlanta, which will allow us to consolidate our resources and accelerate product innovation through creation of a research and development center of excellence for software and electronics in Atlanta, Georgia. We incurred expenses of $0.5 million and $4.3 million as of September 30, 2020 and 2019, respectively, related to this reorganization, which are included in other charges, and it was essentially completed in 2020.

During November 2019, we announced the purchase of a new facility in Kimball, Tennessee, which will allow us to support and enhance our investment in our Chattanooga large casting foundry. As a result of this reorganization, we announced the subsequent closures of our facilities in Hammond, Indiana and Woodland, Washington. We have incurred expenses of $2.5 million related to this reorganization in fiscal 2020, which is included in other charges.
On February 15, 2019, we experienced a mass shooting tragedy at our Henry Pratt facility in Aurora, Illinois. The event resulted in the deaths of five employees and injuries to one employee and six law enforcement officials. For the years ended September 30, 2020 and September 30, 2019, we incurred expenses of $0.9 million and $5.1 million, respectively, related to this tragedy, which are included in other charges. These amounts are net of anticipated insurance recoveries.
Selected supplemental statement of operations information is presented below.

	2020	2019	2018
	(in millions)
Included in selling, general and administrative expenses:
Research and development	$15.0	$14.3	$11.6
Advertising	3.3	7.1	7.1
Interest expense, net:
5.5% Senior Notes	$24.8	$24.8	$7.5
Deferred financing costs amortization	1.2	1.2	1.6
ABL Agreement	0.6	0.6	0.6
Interest rate swap contracts	—	—	0.6
Term Loan	—	—	14.4
Capitalized interest	(0.3)	(3.0)	—
Other interest expense	0.3	(0.2)	0.6
	26.6	23.3	25.3
Interest income	(1.1)	(3.5)	(4.4)
	$25.5	$19.8	$20.9

Note 15.    Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss is presented below.

	Foreign currency translation	Pension liability, net of tax	Total
	(in millions)
Balance at September 30, 2019	$—	$(36.0)	$(36.0)
Other comprehensive income before reclassifications	8.0	1.2	9.2
Amounts reclassified out of accumulated other comprehensive loss	—	2.1	2.1
Other comprehensive income	8.0	3.3	11.3
Balance at September 30, 2020	$8.0	$(32.7)	$(24.7)

Note 16.    Supplemental Cash Flow Information
Supplemental cash flow information is presented below.

	2020	2019	2018
	(in millions)
Cash paid, net:
Interest	$24.3	$22.2	$8.9
Income taxes	$15.3	$29.1	$10.7

Note 17.    Segment Information
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
Segment results are not reflective of their results on a stand-alone basis. Intersegment sales and transfers are made at selling prices generally intended to cover costs. Infrastructure personnel provide certain administrative services, including management of accounts payable and accounts receivable, without any allocation of cost to Technologies. We do not believe the costs of such administrative services are material to the segments’ results. The determination of segment results excludes certain expenses designated as Corporate because they are not directly attributable to segment operations. Interest expense, loss on early extinguishment of debt and income taxes are not allocated to the segments. Corporate expenses include those costs incurred by our corporate function, such as accounting, treasury, risk management, human resources, legal, tax and other administrative functions and also costs associated with assets and liabilities retained following the sales of U.S. Pipe and Anvil. Corporate assets principally consist of our cash, operating lease assets, and certain real property previously owned by U.S. Pipe and Anvil. Business segment assets consist primarily of receivables, inventories, property, plant and equipment, intangible assets and other noncurrent assets.
Our largest customers are Ferguson and Core & Main. Information regarding concentrations of our net sales and accounts receivable is presented below.

	2020	2019	2018
Percentage of gross revenue:
10 largest customers	53%	53%	54%
2 largest customers	34%	34%	34%
Ferguson percentage of gross revenue:
Consolidated	17%	18%	19%
Infrastructure	16%	17%	18%
Technologies	22%	30%	28%
Core & Main percentage of gross revenue:
Consolidated	17%	16%	15%
Infrastructure	19%	18%	17%

	September 30,
	2020	2019
	(in millions)
Customer receivables:
Core & Main	$37.1	$31.9
Ferguson	26.1	25.8

Geographical area information is presented below.

	United States	Israel	Other	Total
	(in millions)
Property, plant and equipment, net:
September 30, 2020	$234.7	$12.8	$6.3	$253.8
September 30, 2019	201.3	9.7	6.1	217.1

	Year ended
	September 30,
	2020	2019
	(in millions)
Infrastructure disaggregated net revenues:
Central	$222.2	$214.2
Northeast	187.5	183.1
Southeast	162.3	162.7
West	216.9	212.8
United States	$788.9	$772.8
Canada	65.5	69.0
Other international locations	31.1	29.2
	$885.5	$871.0
Technologies disaggregated net revenues:
Central	$18.7	$27.8
Northeast	19.7	20.4
Southeast	22.1	33.5
West	13.6	10.3
United States	$74.1	$92.0
Canada and other international locations	4.5	5.0
	$78.6	$97.0

Summarized financial information for our segments is presented below.

	Infrastructure	Technologies	Corporate	Total
	(in millions)
Net revenue:
2020	$885.5	$78.6	$—	$964.1
2019	871.0	97.0	—	968.0
2018	818.8	97.2	—	916.0
Operating income (loss):
2020	$186.7	$(13.1)	$(56.8)	$116.8
2019	182.3	(8.7)	(49.3)	124.3
2018	180.1	(24.4)	(34.0)	121.7
Depreciation and amortization:
2020	$49.1	$8.5	$0.2	$57.8
2019	44.8	7.9	0.3	53.0
2018	37.4	6.1	0.2	43.7
Other charges:
2020	$0.6	$0.1	$12.3	$13.0
2019	1.7	—	14.6	16.3
2018	0.1	0.1	10.3	10.5
Capital expenditures:
2020	$64.5	$2.8	$0.4	$67.7
2019	80.4	5.5	0.7	86.6
2018	47.3	8.3	0.1	55.7
Total assets:
September 30, 2020	$1,149.8	$93.2	$152.0	$1,395.0
September 30, 2019	1,107.8	100.3	129.2	1,337.3
Intangible assets, net:
September 30, 2020	$490.8	$17.9	$—	$508.7
September 30, 2019	508.2	21.2	—	529.4

Note 18.    Commitments and Contingencies
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
The purchaser of U.S. Pipe has been identified as a “potentially responsible party” (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) in connection with a former manufacturing facility operated by U.S. Pipe that was in the vicinity of a proposed Superfund site located in North Birmingham, Alabama. Under the terms of the acquisition agreement relating to our sale of U.S. Pipe, we agreed to indemnify the purchaser for certain environmental liabilities, including those arising out of the former manufacturing site in North Birmingham. Accordingly, the purchaser tendered the matter to us for indemnification, which we accepted. Ultimate liability for the site will depend on many factors that have not yet been determined, including the determination of EPA’s remediation costs, the number and financial viability of the other PRPs (there are four other PRPs currently) and the determination of the final allocation of the costs among the PRPs. Accordingly, because the amount of such costs cannot be reasonably estimated at this time, no amounts had been accrued for this matter at September 30, 2020.
Walter Energy. We were a member of the Walter Energy, Inc (“Walter Energy”) federal tax consolidated group through December 14, 2006, at which time the Company was spun-off from Walter Energy. Until our spin-off from Walter Energy, we joined in the filing of Walter Energy’s consolidated federal income tax return for each taxable year during which we were a member of the consolidated group. As a result, we were jointly and severally liable for the federal income tax liability, if any, of the consolidated group for each of those years. In July 2015, Walter Energy filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code in the Northern District of Alabama (“Bankruptcy Case”). The IRS alleged that Walter Energy owed substantial amounts (“Walter Tax Liability”), and on January 11, 2016, the IRS filed a proof of claim in the Bankruptcy Case, alleging that Walter Energy owed taxes, interest and penalties in an aggregate amount of $554.3 million. In the proof of claim, the IRS included an alternative calculation in an aggregate amount of $860.4 million.
At September 30, 2019, we had accrued a current liability of $22.0 million in connection with this matter. On November 18, 2019, we paid $22.2 million, including additional accrued interest, to the IRS in final settlement of this tax dispute. All appeal periods have expired, and our liabilities with respect to the Walter Tax Liability have been fully resolved.
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
In February 2020, the City dismissed all claims against Mueller Systems in the Siemens Lawsuit. On March 27, 2020, the City and Siemens executed a settlement agreement whereby Siemens agreed to pay the City $89.8 million (“Settlement Amount”) in order to settle the Siemens Lawsuit (the “Settlement”). Following the Settlement, Siemens sought to recover a portion of the Settlement Amount from Mueller Systems, and the parties entered negotiations to resolve the matter. In September 2020, we resolved the matter, paid Siemens approximately $10 million, and recovered $5.0 million from insurance.
The COVID-19 Pandemic. The pandemic has caused, and is likely to continue to cause, severe economic, market and other disruptions to the U.S. and global economies. As a result of the pandemic, we experienced adverse business conditions during the year, including significant costs to mitigate the pandemic effects. We have taken and continue to take steps to maximize liquidity by limiting cash expenditures, including furloughing significant numbers of our employees, implementing temporary shutdowns of our manufacturing facilities or portions of our manufacturing facilities, implementing temporary salary reductions for our senior leadership team, deferral of capital expenditures, reduced fees for our Board of Directors and aggressively reducing general and administrative spending. We are uncertain of the potential full magnitude or duration of the business and economic impacts from the unprecedented public health effort to contain and combat the spread of COVID-19, and while the extent to which the pandemic affects our results will depend on future developments, the outbreak could result in material effects to our future financial position, results of operations, cash flows and liquidity.

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
Other Matters. We monitor and analyze our warranty experience and costs periodically and may revise our warranty accruals as necessary. Critical factors in our reserve analyses include warranty terms, specific claim situations, incurred and projected failure rates, the nature of product failures, product and labor costs, and general business conditions.
During 2018, our warranty analysis identified that certain other Technologies products had been failing at higher-than-expected rates, and that the average cost to repair or replace certain products under warranty was higher than previously estimated. As a result, we recorded an additional warranty expense of $14.1 million associated with such products.
We are party to a number of other lawsuits arising in the ordinary course of business, including product liability cases for products manufactured by us or third parties. While the results of litigation cannot be predicted with certainty, we believe that the final outcome of such other litigation is not likely to have a material adverse effect on our business or prospects.
Note 19.    Subsequent Events
On October 23, 2020, our board of directors declared a dividend of $0.0550 per share on our common stock, a 5 percent increase from the prior quarter, payable on or about November 20, 2020 to stockholders of record at the close of business on November 10, 2020.

Note 20.    Quarterly Consolidated Financial Information (Unaudited)

	Quarter
	Fourth	Third	Second	First
	(in millions, except per share amounts)
2020
Net sales	$265.3	$228.5	$257.7	$212.6
Gross profit	93.9	75.7	86.0	72.6
Operating income	40.7	20.0	35.8	20.3
Net income	$26.7	$11.2	$23.8	$10.3

Earnings per basic share(1)	$0.17	$0.07	$0.15	$0.07

Earnings per diluted share(1)	$0.17	$0.07	$0.15	$0.06

2019
Net sales	$266.9	$274.3	$234.0	$192.8
Gross profit	88.8	97.2	74.8	60.1
Operating income	39.0	47.2	22.2	15.9
Net income (loss)	$40.2	$33.7	$10.9	$(21.0)

Earnings (loss) per basic share(1)	$0.26	$0.21	$0.07	$(0.13)

Earnings (loss) per diluted share(1)	$0.25	$0.21	$0.07	$(0.13)
(1)The sum of the quarterly amounts may not equal the full year amount due to rounding.