Form 10-Q
period 2020-12-31
Mueller Water Products, Inc.
filed 2021-02-04
CIK 1350593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2020
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
There were 158,435,893 shares of $0.01 par value common stock of the registrant outstanding at January 31, 2021, which trade under the ticker symbol MWA on the New York Stock Exchange.

PART I
Item 1.     FINANCIAL STATEMENTS
MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31,	September 30,
	2020	2020

	(in millions, except share amounts)
Assets:
Cash and cash equivalents	$220.8	$208.9
Restricted cash	2.2	—
Receivables, net	157.4	180.8
Inventories	167.2	162.5
Other current assets	30.3	29.0
Total current assets	577.9	581.2
Property, plant and equipment, net	261.4	253.8
Goodwill	101.1	99.8
Intangible assets	403.8	408.9
Other noncurrent assets	53.3	51.3
Total assets	$1,397.5	$1,395.0

Liabilities and equity:
Current portion of long-term debt	$1.1	$1.1
Accounts payable	58.2	67.3
Other current liabilities	77.0	86.6
Total current liabilities	136.3	155.0
Long-term debt	446.6	446.5
Deferred income taxes	99.2	96.5
Other noncurrent liabilities	60.2	56.3
Total liabilities	742.3	754.3

Commitments and contingencies (Note 11.)

Common stock: 600,000,000 shares authorized; 158,315,601 and 158,064,750 shares outstanding at December 31, 2020 and September 30, 2020, respectively	1.6	1.6
Additional paid-in capital	1,370.9	1,378.0
Accumulated deficit	(697.6)	(714.2)
Accumulated other comprehensive loss	(19.7)	(24.7)
Total stockholders’ equity	655.2	640.7
Total liabilities and equity	$1,397.5	$1,395.0

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended
	December 31,
	2020	2019

	(in millions, except per share amounts)
Net sales	$237.4	$212.6
Cost of sales	159.0	140.0
Gross profit	78.4	72.6
Operating expenses:
Selling, general and administrative	49.2	49.9
Strategic reorganization and other charges	1.4	2.4
Total operating expenses	50.6	52.3
Operating income	27.8	20.3
Other expenses (income):
Pension benefit other than service	(0.8)	(0.7)
Interest expense, net	6.1	7.4
Walter Energy Accrual	—	0.2
Net other expenses	5.3	6.9
Income before income taxes	22.5	13.4
Income tax expense	5.8	3.1
Net income	$16.7	$10.3

Net income per share:
Basic	$0.11	$0.07
Diluted	$0.11	$0.06

Weighted average shares outstanding:
Basic	158.1	157.7
Diluted	158.8	158.7

Dividends declared per share	$0.0550	$0.0525

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three months ended
	December 31,
	2020	2019

	(in millions)
Net income	$16.7	$10.3
Other comprehensive income (loss):
Pension	0.7	0.7
Income tax effects	(0.2)	(0.2)
Foreign currency translation	4.5	3.5
	5.0	4.0
Comprehensive income	$21.7	$14.3

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	Three months ended
	December 31,
	2020	2019

	(in millions)
Common stock
Balance, beginning of period	$1.6	$1.6
Change in common stock at par value	—	—
Balance, end of period	1.6	1.6

Additional paid-in capital
Balance, beginning of period	1,378.0	1,410.7
Dividends declared	(8.7)	(8.3)
Buyout of noncontrolling interest	—	(3.2)
Shares retained for employee taxes	(0.9)	(0.7)
Stock-based compensation	1.9	1.3
Stock issued under stock compensation plan	0.6	1.4
Balance, end of period	1,370.9	1,401.3

Accumulated deficit
Balance, beginning of period	(714.2)	(786.2)
Net income	16.7	10.3
Cumulative effect of accounting change	(0.1)	—
Balance, end of period	(697.6)	(775.9)

Accumulated other comprehensive income (loss)
Balance, beginning of period	(24.7)	(36.0)
Other comprehensive income (loss)	5.0	4.0
Balance, end of period	(19.7)	(32.0)

Noncontrolling interest
Balance, beginning of period	—	2.2
Acquisition of joint venture partner’s interest	—	(2.2)
Balance, end of period	—	—

Total stockholders' equity	$655.2	$595.0

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended
	December 31,
	2020	2019

	(in millions)
Operating activities:
Net income	$16.7	$10.3
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	7.7	7.0
Amortization	7.0	7.0
Stock-based compensation	1.9	1.3
Retirement plans	(0.5)	0.7
Deferred income taxes	1.6	1.0
Other, net	1.4	(0.4)
Changes in assets and liabilities:
Receivables	24.0	41.0
Inventories	(4.8)	(21.0)
Other assets	(1.3)	3.6
Accounts payable	(9.4)	(26.0)
Walter Energy accrual	—	(22.0)
Other current liabilities	(9.9)	(12.8)
Other noncurrent liabilities	(0.3)	(2.1)
Net cash provided by (used in) operating activities	34.1	(12.4)
Investing activities:
Capital expenditures	(15.6)	(15.2)
Proceeds from sales of assets	0.1	0.1
Net cash used in investing activities	(15.5)	(15.1)
Financing activities:
Dividends	(8.7)	(8.3)
Acquisition of joint venture partner’s interest	—	(5.2)
Employee taxes related to stock-based compensation	(0.9)	(0.7)
Common stock issued	0.6	1.4
Proceeds from financing transaction	3.9	—
Deferred financing costs paid	(0.5)	—
Other	(0.2)	—
Net cash used in financing activities	(5.8)	(12.8)
Effect of currency exchange rate changes on cash	1.3	0.4
Net change in cash, cash equivalents and restricted cash	14.1	(39.9)
Cash, cash equivalents and restricted cash at beginning of period	208.9	176.7
Cash, cash equivalents and restricted cash at end of period	$223.0	$136.8

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2020
(UNAUDITED)
Note. 1 Organization and Basis of Presentation
Mueller Water Products, Inc., a Delaware corporation, together with its consolidated subsidiaries, operates in two business segments: Infrastructure and Technologies. Infrastructure manufactures valves for water and gas systems, including butterfly, iron gate, tapping, check, knife, plug and ball valves, as well as dry-barrel and wet-barrel fire hydrants and a broad line of pipe connection and repair products, such as clamps and couplings used to repair leaks. Technologies offers metering systems, leak detection, pipe condition assessment and other related smart-enabled products and services. The “Company,” “we,” “us” or “our” refer to Mueller Water Products, Inc. and its subsidiaries. With regard to the Company’s segments, “we,” “us” or “our” may also refer to the segment being discussed.
In July 2014, Infrastructure acquired a 49% ownership interest in an industrial valve joint venture for $1.7 million. As a result of substantive control features in the operating agreement, all of the joint venture’s assets, liabilities and results of operations were included in our consolidated financial statements. Infrastructure acquired the remaining 51% ownership interest in the business in October 2019.
We include the financial statements of Krausz Development Ltd. and subsidiaries (“Krausz”) in our consolidated financial statements on a one-month lag.
Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which require us to make certain estimates and assumptions in recording assets, liabilities, sales and expenses and the disclosure of contingent assets and liabilities for the reporting periods. Actual results could differ from those estimates. All significant intercompany balances and transactions have been eliminated. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2020. In our opinion, all normal and recurring adjustments that we consider necessary for a fair financial statement presentation have been made. The condensed consolidated balance sheet at September 30, 2020 was derived from audited financial statements, but it does not include all disclosures required by GAAP.
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
During 2016, the Financial Accounting Standards Board (“FASB”) issued standard ASC 326 - Current Expected Credit Losses to replace the “incurred loss” impairment approach with an “expected loss” approach, which requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. We have completed historical and forward-looking analyses for receivables and adopted this guidance effective October 1, 2020. Upon adoption, there was no material impact to our financial statements.
In November 2019, we announced the purchase of a new facility in Kimball Tennessee to support and enhance our investment in our Chattanooga large casting foundry. As a result, we announced subsequent closures of our facilities in Hammond, Indiana and Woodland, Washington. Expenses incurred for these closures are primarily related to personnel and inventory and are included in Strategic reorganization and other charges.
Activity in accrued restructuring, reported as part of other current liabilities, is presented below.

	Three months ended
	December 31,
	2020	2019

	(in millions)
Beginning balance	$2.8	$1.7
Expenses related to personnel and other	0.2	0.4
Amounts paid	(1.1)	(0.5)
Ending balance	$1.9	$1.6

New Markets Tax Credit Program-On December 22, 2020, we entered a financing transaction with Wells Fargo Community Investment Holdings, LLC (“Wells Fargo”) related to our brass foundry construction project in Decatur, Illinois under a qualified New Markets Tax Credit program (“NMTC”). The NMTC is a federal program intended to encourage capital investment in qualified lower income communities. Under the NMTC, investors claim federal income tax credits over a period of seven years in connection with qualified investments in the equity of community development entities (“CDE”s), which are privately managed investment institutions that are certified to make qualified low-income community investments, such as in our foundry project.
Under the NMTC, Wells Fargo contributed capital of $4.8 million to an investment fund and we loaned $12.2 million to the fund. Wells Fargo is entitled to the associated tax credits, which are subject to 100% recapture if we do not comply with various regulations and contractual provisions surrounding the foundry project. We have indemnified Wells Fargo for any loss or recapture of tax credits related to the transaction until the seven-year period elapses. We do not anticipate any credit recaptures will be required in connection with this arrangement.
The investment fund contributed $16.5 million cash for a 99.99% stake in a joint venture (“Sub-CDE”) with a CDE. The Sub-CDE then loaned $16.2 million to us, with the use of the loan proceeds restricted to foundry project expenditures. At December 31, 2020, $2.2 million of these restricted proceeds remained, and the restriction on this cash lapsed in January 2021.
This transaction also includes a put/call provision under which we may be obligated or entitled to repurchase Wells Fargo’s interest in the investment fund. We believe that Wells Fargo will exercise its put option in December 2027 for nominal consideration, resulting in our becoming the sole owner of the investment fund, cancelling the related loans, and recognizing an estimated gain of $3.9 million.
We have determined that the investment fund and the Sub-CDE are variable interest entities (“VIEs”) and that we are the primary beneficiary of the VIEs. The ongoing activities of the VIEs, namely collecting and remitting interest and fees and administering NMTC compliance, were contemplated in the initial design of the transaction and are not expected to significantly affect economic performance throughout the life of the VIEs. Additionally, we are obligated to deliver tax benefits and provide various other guarantees to Wells Fargo and to absorb the losses of the VIEs. Wells Fargo does not have a material interest in the underling economics of the project. Consequently we have included the financial statements of the VIEs in our consolidated financial statements.
Intercompany transactions between us and the VIEs have been eliminated in consolidation. Wells Fargo’s contribution to the investment fund is consolidated in our financial statements as an Other noncurrent liability due to its redemption features.
Direct costs associated with Wells Fargo’s capital contribution have been netted against the recorded proceeds, resulting in a net cash contribution of $3.9 million. Other direct costs incurred associated with executing the transaction were capitalized and will be recognized as interest expense over the seven-year tax credit period. Incremental costs to maintain the structure during the compliance period will be expensed as incurred.
Note 2.    Revenue from Contracts with Customers
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
Disaggregation of Revenue
We disaggregate our revenues from contracts with customers by reportable segment (see Note 9.) and further by geographical region as we believe this best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. Geographical region represents the location of the customer.
Contract Asset and Liability Balances
The timing of revenue recognition, billings and cash collections results in customer receivables, customer advance payments and billings in excess of revenue recognized. Customer receivables include amounts billed and currently due from customers as well as unbilled amounts (contract assets). Amounts are billed in accordance with contractual terms and unbilled amounts arise when the timing of billing differs from the timing of revenue recognized.

Customer advance payments and billings in excess of revenue are recognized and recorded as deferred revenue, the majority of which is classified as current based on the timing when we expect to recognize revenue. We reverse these contract liabilities and recognize revenue when we satisfy the related performance obligations. We include current deferred revenue in Other current liabilities.
The table below represents the balances of our customer receivables and deferred revenues.

	December 31,	September 30,
	2020	2020

	(in millions)
Billed receivables	$156.3	$180.2
Unbilled receivables	5.3	4.6
Total customer receivables	$161.6	$184.8

Deferred revenues	$5.1	$5.6
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
Most of our performance obligations are satisfied at a “point in time” for sales of equipment and for provision of one-time services, and we generally recognize such revenue when goods are shipped or when the services are provided. The remainder of our performance obligations are satisfied “over time” for our software hosting and leak detection monitoring services, and we generally recognize such revenue ratably as services are provided over the expected term of the contract.
We offer warranties to our customers in the form of assurance-type warranties, which provide assurance that the products provided will function as intended and comply with any agreed-upon specifications. Such warranties generally cannot be purchased separately. We accrue our expected cost of warranty at the time of sale.
Costs to Obtain or Fulfill a Contract
We incur certain incremental costs to obtain a contract, which primarily relate to incremental sales commissions. Our commissions are paid based on either orders or shipments, and we reserve the right to claw back any commission in the event of product returns or lost collections. Since the expected benefit associated with these incremental costs is one year or less based on the nature of the products sold and services provided, we expense such costs as incurred.
Note 3. Income Taxes
The reconciliation between the U.S. federal statutory income tax rate and the effective tax rate is presented below.

	Three months ended
	December 31,
	2020	2019
U.S. federal statutory income tax rate	21.0%	21.0%
Adjustments to reconcile to the effective tax rate:
State income taxes, net of federal benefit	4.5	4.5
Excess tax benefits related to stock-based compensation	(0.6)	(1.5)
Tax credits	(1.4)	(1.1)
Global Intangible Low-Taxed Income	0.6	0.1
Foreign income tax rate differential	(0.9)	(0.7)
Valuation allowances	1.5	(0.7)
Other	1.1	1.5
	25.8%	23.1%
Walter Energy accrual	—	(0.3)
Effective income tax rate	25.8%	22.8%
At December 31, 2020 and September 30, 2020, the gross liabilities for unrecognized income tax benefits were $4.6 million and $4.5 million, respectively, and are reflected in Other noncurrent liabilities.

Note 4. Borrowing Arrangements
The components of our long-term debt are presented below.

	December 31,	September 30,
	2020	2020

	(in millions)
5.5% Senior Notes	$450.0	$450.0
Finance leases	2.4	2.5
	452.4	452.5
Less deferred financing costs	4.7	4.9
Less current portion	1.1	1.1
Long-term debt	$446.6	$446.5
5.5% Senior Unsecured Notes. On June 12, 2018, we privately issued $450.0 million of 5.5% Senior Unsecured Notes (“Notes”), which mature in 2026 and bear interest at 5.5%, paid semi-annually. We capitalized $6.6 million of financing costs, which are being amortized over the term of the Notes using the effective interest method. Proceeds from the Notes, along with other cash, were used to repay our Term Loan. Substantially all of our U.S. subsidiaries guarantee the Notes, which are subordinate to borrowings under the ABL. Based on quoted market prices, the outstanding Notes had a fair value of $466.3 million at December 31, 2020.
ABL Agreement. Our asset based lending agreement (“ABL Agreement”) consists of a revolving credit facility for up to $175.0 million of revolving credit borrowings, swing line loans and letters of credit.
The ABL Agreement permits us to increase the size of the credit facility by an additional $150.0 million in certain circumstances subject to adequate borrowing base availability. We may borrow up to $25.0 million through swing line loans and we are permitted to issue up to $60.0 million of letters of credit.
Borrowings under the ABL Agreement bear interest at a floating rate equal to LIBOR, plus an applicable margin ranging from 200 to 225 basis points, or a base rate, as defined in the ABL Agreement, plus an applicable margin ranging from 100 to 125 basis points. At December 31, 2020, the applicable rate was LIBOR plus 200 basis points.
The ABL Agreement terminates on July 29, 2025 and provides for a commitment fee for any unused borrowing capacity of 37.5 basis points per annum. Our obligations under the ABL Agreement are secured by a first-priority perfected lien on all of our U.S. receivables and inventories, certain cash and other supporting obligations. Borrowings are not subject to any financial maintenance covenants unless excess availability is less than the greater of $17.5 million and 10% of the Loan Cap as defined in the ABL Agreement. Excess availability based on December 31, 2020 data, as reduced by outstanding letters of credit and accrued fees and expenses of $15.0 million, was $113.4 million.
Note 5. Derivative Financial Instruments
In connection with the acquisition of Singer Valve in 2017, we loaned U.S. dollar-denominated funds to one of our Canadian subsidiaries. Although this intercompany loan has no direct effect on our consolidated financial statements, it creates exposure to currency risk for the Canadian subsidiary. To reduce this exposure, we entered into a U.S. dollar-Canadian dollar swap contract with the Canadian subsidiary and an offsetting Canadian dollar-U.S. dollar swap with a domestic bank. We have not designated these swaps as hedges and we include the changes in their fair values in earnings to offset the currency gains and losses associated with the intercompany loan. The values of our currency swap contracts were liabilities of $1.1 million and $0.2 million at December 31, 2020 and September 30, 2020, respectively, and are included in Other noncurrent liabilities.

Note 6. Retirement Plans
The components of net periodic benefit cost for our pension plans are presented below.

	Three months ended
	December 31,
	2020	2019

	(in millions)
Service cost	$0.4	$0.4
Pension costs (benefits) other than service:
Interest cost	2.5	2.8
Expected return on plan assets	(3.9)	(4.2)
Amortization of actuarial net loss	0.6	0.7
Pension benefits other than service	(0.8)	(0.7)
Net periodic benefit	$(0.4)	$(0.3)
The amortization of actuarial losses, net of tax, is recorded as a component of other comprehensive loss.
Note 7. Stock-based Compensation Plans
We granted various forms of stock-based compensation, including market-based restricted stock units (“MRSUs”) , restricted stock units, stock options and performance-based restricted stock units (“PRSUs”) under our Amended and Restated 2006 Mueller Water Products, Inc. Stock Incentive Plan (the “2006 Stock Plan”), Phantom Plan instruments under our Mueller Water Products, Inc. 2012 Phantom Plan, and Employee stock purchase plan instruments under our 2006 Employee Stock Purchase Plan during the three months ended December 31, 2020 as follows.

	Number granted	Weighted average grant date fair value per instrument	Total grant date fair value (in millions)
Quarter ended December 31, 2020
MRSUs	234,199	15.39	$3.6
Phantom Plan instruments	180,987	11.86	2.1
Restricted stock units	129,081	$11.86	1.5
Non-qualified stock options	423,405	3.05	1.3
PRSUs: 2020 award	60,019	11.86	0.7
2019 award	84,483	11.86	1.0
Employee stock purchase plan instruments	40,286	1.92	0.1
			$10.3
An MRSU award represents a target number of units that may be paid out at the end of a three-year award cycle based on a calculation of our relative total shareholder return (“TSR”) performance as compared with a selected peer group's TSR. Settlements, in our common shares, will range from zero to two times the number of MRSUs granted, depending on our TSR performance relative to that of the peer group.
Compensation expense attributed to MRSUs is based on the fair value of the awards on their respective grant dates, as determined using a Monte Carlo model. The assumptions used to determine the grant-date fair value are indicated below.

December 2, 2020
Variables used in determining grant date fair value:
Dividend yield	1.77%
Risk-free rate	0.21%
Expected term (in years)	2.83
The expected dividend yield is based on our estimated annual dividend and our stock price history at the grant date. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield in effect at the grant date with a term equal to the expected term. The expected term represents the average period of time the units are expected to be outstanding.

At December 31, 2020, the outstanding Phantom Plan instruments had a fair value of $12.38 per instrument and our liability for Phantom Plan instruments was $1.3 million and is included within current and noncurrent liabilities.
Stock options generally vest on each anniversary date of the original grant ratably over three years. Compensation expense attributed to stock options is based on the fair value of the awards on their respective grant dates, as determined using a Black-Scholes model. The assumptions used to determine the grant-date fair value are indicated below.

December 2, 2020
Dividend yield	2.01%
Risk-free rate	0.66%
Expected term (in years)	6.00
The expected dividend yield is based on our estimated annual dividend and our stock price history at the grant date. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield in effect at the grant date with a term equal to the expected term. The expected term represents the average period of time the options are expected to be outstanding.
A PRSU award consists of a number of units that may be paid out at the end of a three year award cycle consisting of a series of annual performance periods coinciding with our fiscal years. After we establish the financial performance targets related to PRSUs for a given performance period, typically during the first quarter of that fiscal year, we consider that portion of a PRSU award to be granted. Thus, each award consists of a grant in the year of award and grants in the two following years. Settlements, in our common shares, will range from zero to two times the number of PRSUs granted, depending on our financial performance relative to the targets.
We issued 103,058 shares of common stock during the three months ended December 31, 2020 to settle PRSUs during the period. Additionally, we issued 125,576 and 63,433 shares of common stock to settle restricted stock units vested and stock options exercised, respectively, during the three months ended December 31, 2020.
Operating income included stock-based compensation expense of $2.5 million and $1.9 million during the three months ended December 31, 2020 and 2019, respectively. At December 31, 2020, there was approximately $14.1 million of unrecognized compensation expense related to stock-based compensation arrangements and there were 204,520 PRSUs that have been awarded for the 2021 and 2022 performance periods for which performance goal achievement cannot yet be determined.
We excluded 258,522 and 108,976 stock-based compensation instruments from the calculations of diluted earnings per share for the three months ended December 31, 2020 and 2019, respectively, since their inclusion would have been antidilutive.

Note 8. Supplemental Balance Sheet Information
Selected supplemental asset information is presented below.

	December 31,	September 30,
	2020	2020

	(in millions)
Cash, cash equivalents and restricted cash:
Cash, cash equivalents	$220.8	$208.9
Restricted cash	2.2	—
	$223.0	$208.9

Inventories:
Purchased components and raw material	$88.3	$87.3
Work in process	32.9	32.4
Finished goods	46.0	42.8
	$167.2	$162.5

Other current assets:
Prepaid expenses	$11.7	$10.9
Non-trade receivables	9.3	8.5
Maintenance and repair supplies and tooling	3.5	3.7
Income taxes	2.7	5.5
Other	3.1	0.4
	$30.3	$29.0

Property, plant and equipment:
Land	$6.2	$6.2
Buildings	81.1	80.4
Machinery and equipment	411.1	406.3
Construction in progress	67.5	57.4
	565.9	550.3
Accumulated depreciation	(304.5)	(296.5)
	$261.4	$253.8

Other noncurrent assets:
Operating lease right-of-use asset	$25.2	$25.6
Maintenance and repair supplies and tooling	18.2	17.5
Workers compensation reimbursement receivable	2.0	2.1
Pension asset	2.0	0.9
Note receivable	1.8	1.8
Deferred financing fees	1.7	—
Other	2.4	3.4
	$53.3	$51.3

Selected supplemental liability information is presented below.

	December 31,	September 30,
	2020	2020

	(in millions)
Other current liabilities:
Compensation and benefits	$23.6	$35.5
Customer rebates	12.1	9.6
Warranty	6.5	7.2
Deferred revenues	5.1	5.6
Refund liability	5.1	4.3
Taxes other than income taxes	4.1	3.9
Operating lease liabilities	3.8	4.0
Accrued settlements	3.8	0.2
CARES Act payroll tax liabilities	3.1	—
Restructuring	1.9	2.8
Environmental	1.2	1.2
Interest	1.1	7.3
Income taxes	0.2	0.2
Other	5.4	4.8
	$77.0	$86.6

Other noncurrent liabilities:
Operating lease liabilities	$23.0	$23.3
Warranty	6.8	7.2
Transition tax	5.2	5.2
Unrecognized income tax benefits	4.6	4.5
NMTC liability	3.9	—
Workers compensation	3.8	3.8
Asset retirement obligation	3.6	3.5
CARES Act payroll tax liabilities	3.1	3.3
Deferred development grant	2.5	2.5
Other	3.7	3.0
	$60.2	$56.3
Goodwill
Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis each September 1st and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.
The following table summarizes information concerning our goodwill balance for the three months ended December 31, 2020, in millions.

Balance at September 30, 2020	$99.8
Effects of changes in foreign currency exchange rates	1.3
Balance at December 31, 2020	$101.1

Note 9. Segment Information
Summarized financial information for our segments is presented below. Net sales and operating income associated with certain products have been reclassified as Technologies segment items to confirm to the current period presentation.

	Three months ended
	December 31,
	2020	2019

	(in millions)
Net sales, excluding intercompany:
Infrastructure	$215.9	$192.3
Technologies	21.5	20.3
	$237.4	$212.6
Operating income (loss):
Infrastructure	$41.6	$35.5
Technologies	(1.5)	(1.8)
Corporate	(12.3)	(13.4)
	$27.8	$20.3
Depreciation and amortization:
Infrastructure	$12.5	$12.0
Technologies	2.1	2.0
Corporate	0.1	—
	$14.7	$14.0
Strategic reorganization and other charges:
Infrastructure	$0.1	$—
Technologies	—	—
Corporate	1.3	2.4
	$1.4	$2.4
Capital expenditures:
Infrastructure	$14.7	$14.5
Technologies	0.8	0.6
Corporate	0.1	0.1
	$15.6	$15.2
Infrastructure disaggregated net revenues:
Central	$56.9	$46.4
Northeast	45.8	41.7
Southeast	38.4	39.4
West	53.4	46.0
United States	194.5	173.5
Canada	12.1	11.6
Other international locations	9.3	7.2
	$215.9	$192.3
Technologies disaggregated net revenues:
Central	$4.9	$4.8
Northeast	3.5	6.3
Southeast	7.3	6.0
West	5.0	2.0
United States	20.7	19.1
Canada	0.3	0.6
Other international locations	0.5	0.6
	$21.5	$20.3

Note 10. Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss is presented below.

	Pension, net of tax	Foreign currency translation	Total

	(in millions)
Balance at September 30, 2020	$(32.7)	$8.0	$(24.7)
Current period other comprehensive income	0.5	4.5	$5.0
Balance at December 31, 2020	$(32.2)	$12.5	$(19.7)

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
The purchaser of U.S. Pipe has been identified as a “potentially responsible party” (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act in connection with a former manufacturing facility operated by U.S. Pipe that was in the vicinity of a proposed Superfund site located in North Birmingham, Alabama. Under the terms of the acquisition agreement relating to our sale of U.S. Pipe, we agreed to indemnify the purchaser for certain environmental liabilities, including those arising out of the former manufacturing site in North Birmingham. Accordingly, the purchaser tendered the matter to us for indemnification, which we accepted. Ultimate liability for the site will depend on many factors that have not yet been determined, including the determination of EPA’s remediation costs, the number and financial viability of the other PRPs (there are four other PRPs currently) and the determination of the final allocation of the costs among the PRPs. Since the amounts of such costs cannot be reasonably estimated at this time, no amounts have been accrued for this matter at December 31, 2020.
Walter Energy. On November 18, 2019, we paid approximately $22.2 million to the IRS in final settlement of a tax dispute related to our former parent company, Walter Energy, Inc.

The COVID-19 Pandemic. The pandemic has caused, and is likely to continue to cause, severe economic, market and other disruptions to the U.S. and global economies. We have taken and continue to counter such disruption and work to protect the safety of our production workers as essential workers at our various manufacturing plants, distribution centers and R&D centers. We are uncertain of the potential full magnitude or duration of the business and economic impacts from the unprecedented public health effort to contain and combat the spread of COVID-19, and while the extent to which the pandemic affects our results will depend on future developments, the outbreak could result in material effects to our future financial position, results of operations, cash flows and liquidity.
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
Note 12. Subsequent Events
On January 27, 2021, our Board of Directors declared a dividend of $0.0550 per share on our common stock, payable on February 22, 2021 to stockholders of record at the close of business on February 10, 2021.

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
Actual results and the timing of events may differ materially from those contemplated by the forward-looking statements due to a number of factors, including the extent, duration and severity of the impact of the pandemic on the Company’s operations and results, including effects on the financial health of customers (including collections), the Company and the financial/capital markets, government-mandated facility closures, COVID-19 related facility closures and other manufacturing restrictions, logistical challenges and supply chain interruptions, potential litigation and claims emanating from the COVID-19 pandemic, and health, safety and employee/labor issues in Company facilities around the world; unexpected or greater than expected increases in costs of raw materials; regional, national or global political, economic, market and competitive conditions; cyclical and changing demand in core markets such as municipal spending; government monetary or fiscal policies; residential and nonresidential construction, and natural gas distribution; manufacturing and product performance; expectations for changes in volumes, continued execution of cost productivity initiatives and improved pricing; warranty exposures (including the adequacy of warranty reserves); the Company’s ability to successfully resolve significant legal proceedings, claims, lawsuits or government investigations; compliance with environmental, trade and anti-corruption laws and regulations; changing regulatory, trade and tariff conditions; failure to achieve expected cost savings, net sales expectations, profitability expectations and manufacturing efficiencies from our large capital investments in Chattanooga and Kimball, Tennessee and Decatur, Illinois; the failure to integrate and/or realize any of the anticipated benefits of recent acquisitions or divestitures; and other factors that are described in the section entitled “RISK FACTORS” in Item 1A of the Company’s most recently filed Annual Report on Form 10-K and in this Quarterly Report on Form 10-Q (all of which risks may be amplified by the pandemic). Forward-looking statements do not guarantee future performance and are only as of the date they are made. The Company undertakes no duty to update its forward-looking statements except as required by law. Undue reliance should not be placed on any forward-looking statements. You are advised to review any further disclosures the Company makes on related subjects in subsequent Forms 10-K, 10-Q, 8-K and other reports filed with the U.S. Securities and Exchange Commission.
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
Business
We estimate approximately 60-65% of our 2020 net sales were for repair and replacement directly related to municipal water infrastructure spending, approximately 25-30% were related to residential construction activity and less than 10% were related to natural gas utilities spending.
We expect the operating environment during our fiscal year 2021 to continue to be very challenging due to the uncertainty around the depth and duration of the pandemic. We anticipate that growth in the residential construction end market will help offset anticipated challenges in the project-related portion of the municipal market. In January 2021, Blue Chip Economic Indicators forecasted a 7% increase in housing starts for calendar 2021 compared to the prior year primarily due to the low interest rate environment in the United States.

We have continued to incur additional costs to address the pandemic as discussed herein, including costs associated with unfavorable volume variances, voluntary emergency paid leave, additional cleaning, disinfectants and sanitation materials for our employees and at our facilities. We expect to continue to incur such costs, which may be significant, as we continue to implement operational changes in response to this pandemic. All of our facilities are operational and our teams have worked effectively to address the few temporary closures we have experienced. The pandemic also caused supply chain disruption that has resulted in higher costs in the manufacture of our products. We expect these conditions to persist in the near term and may worsen until the pandemic abates.
Infrastructure
In December 2018, we completed our acquisition of Krausz Development Ltd. and subsidiaries (“Krausz”), a manufacturer of pipe couplings, grips and clamps with operations in the United States and Israel. We include financial results of Krausz in our consolidated financial statements on a one-month lag.
In October 2019, we acquired the noncontrolling interest of our previously existing joint venture operation for a negotiated purchase price of $5.4 million.
Technologies
The municipal market is the key end market for Technologies. The businesses in Technologies are project-oriented and depend on customer adoption of their technology-based products and services.

Results of Operations
Three Months Ended December 31, 2020 Compared to Three Months Ended December 31, 2019

	Three months ended December 31, 2020
	Infrastructure	Technologies	Corporate	Total

	(in millions)
Net sales	$215.9	$21.5	$—	$237.4
Gross profit	73.7	4.7	—	$78.4
Operating expenses:
Selling, general and administrative	32.0	6.2	11.0	49.2
Strategic reorganization and other charges	0.1	—	1.3	1.4
	32.1	6.2	12.3	50.6
Operating income (loss)	$41.6	$(1.5)	$(12.3)	27.8
Non-operating expenses:
Pension benefit other than service				(0.8)
Interest expense, net				6.1
Income before income taxes				22.5
Income tax expense				5.8
Net income				$16.7

	Three months ended December 31, 2019(1)
	Infrastructure	Technologies	Corporate	Total

	(in millions)
Net sales	$192.3	$20.3	$—	$212.6
Gross profit	68.0	4.6	—	$72.6
Operating expenses:
Selling, general and administrative	32.5	6.4	11.0	49.9
Strategic reorganization and other charges	—	—	2.4	2.4
	32.5	6.4	13.4	52.3
Operating income (loss)	$35.5	$(1.8)	$(13.4)	20.3
Pension benefit other than service				(0.7)
Interest expense, net				7.4
Walter Energy accrual				0.2
Income before income taxes				13.4
Income tax expense				3.1
Net income				$10.3
(1) Net sales, gross profit, and SG&A expenses associated with certain products have been reclassified as Technologies segment items to conform to the current period presentation.
Consolidated Analysis
Net sales for the three months ended December 31, 2020 increased 11.7 percent or $24.8 million to $237.4 million from $212.6 million primarily due to increased shipment volumes across most of our product lines and higher pricing.
Gross profit for the three months ended December 31, 2020 increased $5.8 million to $78.4 million from $72.6 million in the prior year period, primarily due to increased shipment volumes and higher pricing, which were offset by $1.5 million of expenses related to the pandemic, including certain unfavorable volume variances treated as period costs, voluntary emergency paid leave for employees and additional sanitation and cleaning fees, and higher costs associated with inflation. Gross margin was 33.0% for the three months ended December 31, 2020 compared to 34.1% in the prior year period.
Selling, general and administrative expenses (“SG&A”) for the three months ended December 31, 2020 decreased to $49.2 million from $49.9 million in the prior year period due primarily to temporary expense reductions related to the pandemic, including reduced travel, trade shows and events. These benefits were partially offset by increases in other personnel-related expenses. SG&A as a percentage of net sales was 20.7% and 23.5% in the three months ended December 31, 2020 and 2019, respectively.

Strategic reorganization and other charges in the three months ended December 31, 2020 were $1.4 million, which primarily related to legal and professional service expenses, and were $2.4 million in the prior year period.
Interest expense, net declined $1.3 million in the three months ended December 31, 2020 compared to the prior year period primarily due to a non-cash adjustment to capitalized interest in the prior year. The components of net interest expense are provided below.

	Three months ended
	December 31,
	2020	2019

	(in millions)
Notes	$6.2	$6.2
Deferred financing costs amortization	0.3	0.3
ABL Agreement	0.2	0.1
Capitalized interest	(0.6)	1.3
Other interest cost	0.2	—
	6.3	7.9
Interest income	(0.2)	(0.5)
Interest expense, net	$6.1	$7.4
The reconciliation between the U.S. federal statutory income tax rate and the effective tax rate is presented below.

	Three months ended
	December 31,
	2020	2019
U.S. federal statutory income tax rate	21.0%	21.0%
Adjustments to reconcile to the effective tax rate:
State income taxes, net of federal benefit	4.5	4.5
Excess tax benefits related to stock-based compensation	(0.6)	(1.5)
Tax credits	(1.4)	(1.1)
Global Intangible Low-taxed Income	0.6	0.1
Foreign income tax rate differential	(0.9)	(0.7)
Valuation allowance	1.5	(0.7)
Other	1.1	1.5
	25.8%	23.1%
Walter Energy accrual	—	(0.3)%
Effective income tax rate	25.8%	22.8%
Segment Analysis
Infrastructure
Net sales for the three months ended December 31, 2020 increased 12.3 percent to $215.9 million compared to $192.3 million in the prior year period primarily due to higher shipment volumes across most of our product lines as well as higher pricing.
Gross profit for the three months ended December 31, 2020 increased to $73.7 million from $68.0 million in the prior year period primarily due to increased shipment volumes, partially offset by $1.4 million of expenses related to the pandemic, including certain unfavorable volume variances treated as period costs, and higher costs associated with inflation. Gross margin was 34.1% for the three months ended December 31, 2020 and was 35.4% in the prior year period.
SG&A for the three months ended December 31, 2020 decreased to $32.0 million from $32.5 million in the prior year period. This decrease was due primarily to temporary expense reductions of $1.4 million related to the pandemic, including reduced travel, trade shows and events, partially offset by increases in other personnel-related expenses. SG&A as a percentage of net sales was 14.8% and 16.9% for the three months ended December 31, 2020 and 2019, respectively.
Technologies
Net sales in the three months ended December 31, 2020 increased to $21.5 million from $20.3 million in the prior year period, primarily due to higher shipment volumes of our metering and leak detection-related products.

Gross profit in the three months ended December 31, 2020 was $4.7 million and was $4.6 million in the prior year period.
SG&A decreased to $6.2 million from $6.4 million in the prior year period primarily due to temporary expense reductions related to the pandemic, including reduced travel, trade shows and events. SG&A as a percentage of net sales was 28.8% and 31.5% for the three months ended December 31, 2020 and 2019, respectively.
Corporate
SG&A was $11.0 million in each of the three months ended December 31, 2020 and 2019.
Liquidity and Capital Resources
We had cash, cash equivalents and restricted cash on hand of $223.0 million at December 31, 2020 and $113.4 million of additional borrowing capacity under our ABL Agreement based on December 31, 2020 data. Undistributed earnings from our subsidiaries in Canada, China, and Israel are considered to be permanently invested outside the United States. At December 31, 2020, cash and cash equivalents included $13.1 million, $6.7 million and $21.7 million in Canada, China and Israel, respectively.
We declared a quarterly dividend of $0.055 per share on January 28, 2021, payable on February 22, 2021, which will result in an estimated $8.7 million cash outlay.
We did not repurchase any shares of our outstanding common stock during the three months ended December 31, 2020 and had $145.0 million remaining on our share repurchase authorization.
The ABL Agreement and Notes contain customary representations and warranties, covenants and provisions governing an event of default.  The covenants restrict our ability to engage in certain specified activities, including but not limited to the payment of dividends and the redemption of our common stock.
Cash flows from operating activities are categorized below.

	Three months ended
	December 31,
	2020	2019

	(in millions)
Collections from customers	$261.5	$253.6
Disbursements, other than interest and income taxes	(214.3)	(231.4)
Walter Energy payment	—	(22.2)
Interest payments, net	(12.4)	(12.0)
Income tax payments, net	(0.7)	(0.4)
Cash provided by operating activities	$34.1	$(12.4)
Collections from customers were higher during the three months ended December 31, 2020 compared to the prior year period primarily due to net sales growth.
Decreased disbursements, other than interest and income taxes, during the three months ended December 31, 2020 primarily reflect the results of improvements in working capital management. Additionally, we disbursed $22.2 million related to the final settlement of the Walter tax matter in the prior year period.
Capital expenditures were $15.6 million in the three months ended December 31, 2020 and were $15.2 million in the prior year period. These expenditures were primarily associated with previously-announced large capital projects. For fiscal 2021, we have provided guidance that our capital expenditures are expected to be between $80.0 million and $90.0 million.
We anticipate that our existing cash, cash equivalents and borrowing capacity combined with our expected operating cash flows will be sufficient to meet our anticipated operating expenses, income tax payments, capital expenditures and debt service obligations as they become due through December 31, 2021.
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

ABL Agreement
At December 31, 2020, the ABL Agreement consisted of a revolving credit facility for up to $175.0 million of revolving credit borrowings, swing line loans and letters of credit. The ABL Agreement permits us to increase the size of the credit facility by an additional $150.0 million in certain circumstances subject to adequate borrowing base availability. We may borrow up to $25.0 million through swing line loans and may have up to $60.0 million of letters of credit outstanding.
In July 2020, the maturity of the ABL Agreement was extended to July 29, 2025 and borrowings under the amended ABL Agreement bear interest at a floating rate equal to LIBOR, plus an applicable margin ranging from 200 to 225 basis points, or a base rate, as defined in the ABL Agreement, plus a margin ranging from 100 to 125 basis points. At December 31, 2020, the applicable LIBOR-based margin was 200 basis points. The amended ABL agreement also calls for a commitment fee of 37.5 basis points, annually, on undrawn amounts.
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
5.5% Senior Unsecured Notes
On June 12, 2018, we privately issued $450.0 million of Senior Unsecured Notes (“Notes”), which mature in June 2026 and bear interest at 5.5%, paid semi-annually. Substantially all of our U.S. subsidiaries guarantee the Notes, which are subordinate to borrowings under the ABL. Based on quoted market prices, the outstanding Notes had a fair value of $466.3 million at December 31, 2020.
An indenture securing the Notes (“Indenture”) contains customary covenants and events of default, including covenants that limit our ability to incur certain debt and liens, pay dividends and certain other restricted payments and make investments. There are no financial maintenance covenants associated with the Indenture. We believe we were compliant with these covenants at December 31, 2020.
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
Our corporate credit rating and the credit rating for our debt are presented below. These ratings are not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agencies.

	Moody’s		Standard & Poor’s
	December 31,	September 30,	December 31,	September 30,
	2020	2020	2020	2020
Corporate credit rating	Ba2	Ba2	BB	BB
ABL Agreement	Not rated	Not rated	Not rated	Not rated
Notes	Ba3	Ba3	BB	BB
Outlook	Stable	Stable	Stable	Stable

Off-Balance Sheet Arrangements
We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose” entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, at December 31, 2020 we did not have any undisclosed borrowings, debt, derivative contracts or synthetic leases. Therefore, we were not exposed to any financing, liquidity, market or credit risk that could have arisen had we engaged in such relationships.
We use letters of credit and surety bonds in the ordinary course of business to ensure the performance of contractual obligations. At December 31, 2020, we had $13.8 million of letters of credit and $42.7 million of surety bonds outstanding.
Seasonality
Our business is seasonal due to the impact of cold weather conditions. Net sales and operating income have historically been lowest in the three month periods ending December 31 and March 31 when the northern United States and all of Canada generally face weather conditions that restrict significant construction activity.
Item 4.    CONTROLS AND PROCEDURES
During the three months ended December 31, 2020, we continued our multi-year implementation of upgrades to our enterprise resource planning (ERP) system and the implementation of a new information technology system for processing of payroll and employee-related transactions.
Aside from the above, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
As a result of the COVID-19 pandemic, many of our employees began working remotely in March 2020 and continued to do so as of the date of this filing. This change to our working environment has not had a material effect on our internal control over financial reporting. We will continue monitoring and assessing any impacts from the pandemic on our internal controls.
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
Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended December 31, 2020, shares were surrendered to us to pay the tax withholding obligations of participants in connection with the lapsing of restrictions on restricted stock units as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs (in millions)
October 1-31, 2020	—	$—	—	$145.0
November 1-30, 2020	23,867	12.13	—	145.0
December 1-31, 2020	54,956	11.84	—	145.0
Total	78,823	$—	—	145.0
We did not repurchase shares of our common stock during the three months ended December 31, 2020 under our share repurchase authorization, and we had $145 million remaining under this authorization.
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
101*
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended December 31, 2020, formatted in XBRL (Extensible Business Reporting Language), (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Other Comprehensive Loss, (iv) the Condensed Consolidated Statements of Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements.

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

MUELLER WATER PRODUCTS, INC.
Date:	February 4, 2021	By:	/s/ Michael S. Nancarrow
Michael S. Nancarrow
Chief Accounting Officer