Form 10-Q
period 2021-03-31
Mueller Water Products, Inc.
filed 2021-05-04
CIK 1350593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:
Large accelerated filer     ☒                 Accelerated filer         ☐
Non-accelerated filer      ☐                Smaller reporting company     ☐
Emerging growth company    ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
There were 158,525,776 shares of common stock of the registrant outstanding at April 30, 2021.

PART I
Item 1.     FINANCIAL STATEMENTS
MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	September 30,
	2021	2020

	(in millions, except share amounts)
Assets:
Cash and cash equivalents	$228.2	$208.9
Receivables, net of allowance of $5.8 million and $4.8 million	183.9	180.8
Inventories, net	179.4	162.5
Other current assets	22.7	29.0
Total current assets	614.2	581.2
Property, plant and equipment, net	268.5	253.8
Intangible assets	397.1	408.9
Goodwill	100.7	99.8
Other noncurrent assets	55.3	51.3
Total assets	$1,435.8	$1,395.0

Liabilities and equity:
Current portion of long-term debt	$1.0	$1.1
Accounts payable	74.7	67.3
Other current liabilities	84.5	86.6
Total current liabilities	160.2	155.0
Long-term debt	446.6	446.5
Deferred income taxes	100.3	96.5
Other noncurrent liabilities	59.3	56.3
Total liabilities	766.4	754.3

Commitments and contingencies (Note 11.)

Common stock: 600,000,000 shares authorized; 158,490,451 and 158,064,750 shares outstanding at March 31, 2021 and September 30, 2020, respectively	1.6	1.6
Additional paid-in capital	1,364.2	1,378.0
Accumulated deficit	(676.7)	(714.2)
Accumulated other comprehensive loss	(19.7)	(24.7)
Total stockholders’ equity	669.4	640.7
Total liabilities and equity	$1,435.8	$1,395.0

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended		Six months ended
	March 31,		March 31,
	2021	2020	2021	2020

	(in millions, except per share amounts)
Net sales	$267.5	$257.7	$504.9	$470.3
Cost of sales	179.1	171.7	338.1	311.7
Gross profit	88.4	86.0	166.8	158.6
Operating expenses:
Selling, general and administrative	54.2	49.3	103.4	99.2
Strategic reorganization and other charges	0.8	0.9	2.2	3.3
Total operating expenses	55.0	50.2	105.6	102.5
Operating income	33.4	35.8	61.2	56.1
Other expenses (income):
Pension benefit other than service	(0.8)	(0.8)	(1.6)	(1.5)
Interest expense, net	6.1	6.0	12.2	13.4
Walter Energy Accrual	—	—	—	0.2
Net other expenses	5.3	5.2	10.6	12.1
Income before income taxes	28.1	30.6	50.6	44.0
Income tax expense	7.2	6.8	13.0	9.9
Net income	$20.9	$23.8	$37.6	$34.1

Net income per share:
Basic	$0.13	$0.15	$0.24	$0.22
Diluted	$0.13	$0.15	$0.24	$0.21

Weighted average shares outstanding:
Basic	158.4	157.9	158.3	157.8
Diluted	159.1	158.7	159.0	158.7

Dividends declared per share	$0.0550	$0.0525	$0.1100	$0.1050

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three months ended		Six months ended
	March 31,		March 31,
	2021	2020	2021	2020

	(in millions)
Net income	$20.9	$23.8	$37.6	$34.1
Other comprehensive (loss) income:
Pension	0.6	0.7	1.3	1.5
Income tax effects	(0.1)	(0.2)	(0.3)	(0.4)
Foreign currency translation	(0.5)	(1.6)	4.0	1.8
Total other comprehensive (loss) income, net	—	(1.1)	5.0	2.9
Total comprehensive income	$20.9	$22.7	$42.6	$37.0

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	Three months ended		Six months ended
	March 31,		March 31,
	2021	2020	2021	2020

	(in millions)
Common stock
Balance, beginning of period	$1.6	$1.6	$1.6	$1.6
Change in common stock at par value	—	—	—	—
Balance, end of period	1.6	1.6	1.6	1.6

Additional paid-in capital
Balance, beginning of period	1,370.9	1,401.3	1,378.0	1,410.7
Dividends declared	(8.7)	(8.3)	(17.4)	(16.6)
Shares repurchased under buyback program	—	(5.0)	—	(5.0)
Buyout of noncontrolling interest	—	—	—	(3.2)
Shares retained for employee taxes	(0.1)	—	(1.0)	(0.7)
Stock-based compensation	1.7	1.3	3.6	2.7
Stock issued under stock compensation plan	0.4	0.8	1.0	2.2
Balance, end of period	1,364.2	1,390.1	1,364.2	1,390.1

Accumulated deficit
Balance, beginning of period	(697.6)	(775.9)	(714.2)	(786.2)
Net income	20.9	23.8	37.6	34.1
Cumulative effect of accounting change	—	—	(0.1)	—
Balance, end of period	(676.7)	(752.1)	(676.7)	(752.1)

Accumulated other comprehensive (loss) income
Balance, beginning of period	(19.7)	(32.0)	(24.7)	(36.0)
Other comprehensive (loss) income	—	(1.1)	5.0	2.9
Balance, end of period	(19.7)	(33.1)	(19.7)	(33.1)

Noncontrolling interest
Balance, beginning of period	—	—	—	2.2
Acquisition of joint venture partner’s interest	—	—	—	(2.2)
Balance, end of period	—	—	—	—

Total stockholders' equity	$669.4	$606.5	$669.4	$606.5

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended
	March 31,
	2021	2020

	(in millions)
Operating activities:
Net income	$37.6	$34.1
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	15.3	14.4
Amortization	14.1	13.9
Stock-based compensation	3.6	2.7
Pension (benefits) costs	(1.0)	1.4
Deferred income taxes	2.4	0.9
Other, net	4.5	2.2
Changes in assets and liabilities:
Receivables, net	(2.4)	(8.2)
Inventories, net	(19.7)	(13.4)
Other assets	1.7	5.7
Accounts payable	7.2	(18.8)
Walter Energy accrual	—	(22.0)
Other current liabilities	1.2	(9.9)
Other noncurrent liabilities	(1.3)	(6.0)
Net cash provided by (used in) operating activities	63.2	(3.0)
Investing activities:
Capital expenditures	(31.1)	(37.3)
Proceeds from sales of assets	0.3	0.1
Net cash used in investing activities	(30.8)	(37.2)
Financing activities:
Dividends paid	(17.4)	(16.6)
Acquisition of joint venture partner’s interest	—	(5.2)
Employee taxes related to stock-based compensation	(1.0)	(0.7)
Common stock issued	1.0	2.2
Proceeds from financing transaction	3.9	—
Deferred financing costs paid	(0.5)	—
Common stock repurchased under buyback program	—	(5.0)
Other	(0.5)	0.5
Net cash used in financing activities	(14.5)	(24.8)
Effect of currency exchange rate changes on cash	1.4	(0.4)
Net change in cash and cash equivalents	19.3	(65.4)
Cash and cash equivalents at beginning of period	208.9	176.7
Cash and cash equivalents at end of period	$228.2	$111.3

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2021
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
During the three months ended March 31, 2021, we aligned the consolidation of the financial statements of Krausz Industries Development Ltd. and subsidiaries (“Krausz”) in the Company’s consolidated financial statements, eliminating the previous inclusion of Krausz financial statements with a one-month reporting lag. We believe this change in accounting principle is preferable as the financial statements of all of our subsidiaries are now reported on the same basis, providing the most current information available. In accordance with applicable accounting literature, the elimination of the one-month reporting lag is considered to be a change in accounting principle. The effect of the elimination of the reporting lag during the three and six months ended March 31, 2021 resulted in an increase of $6.0 million to net sales and an increase of $1.4 million to operating income. We concluded that the effect of this change is not material to the balance sheets, statements of operations, statements of cash flows, net income and earnings per share and therefore have not retrospectively applied this change.
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
Our business is seasonal as a result of cold weather conditions. Net sales and operating income have historically been lowest in the three month periods ending December 31 and March 31 when the northern United States and all of Canada generally face weather conditions that restrict significant construction activity.
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

In November 2019, we announced the purchase of a new facility in Kimball, Tennessee to support and enhance our investment in our Chattanooga, Tennessee large casting foundry. As a result, we announced subsequent closures of our facilities in Hammond, Indiana and Woodland, Washington. Expenses incurred for these closures were primarily related to personnel and inventory and are included in Strategic reorganization and other charges.
In March 2021, we announced the planned closures of our facilities in Aurora, Illinois and Surrey, British Columbia, Canada. Most of the activities from these plants will be transferred to our Kimball, Tennessee facility. We expect to substantially complete these facility closures by the third quarter of our fiscal year 2022 and expect to incur total expenses related to this restructuring of approximately $14.0 million, including termination benefit costs of approximately $4.8 million and other associated costs of $9.2 million. Of the total $14.0 million estimated costs, approximately $3.6 million are expected to be non-cash charges. Expenses incurred during the three months ended March 31, 2021 were approximately $3.3 million, including approximately $0.9 million of termination benefit costs which are included in Strategic reorganization and other charges and approximately $2.4 million in inventory write-downs which are included in Cost of sales.
Activity in accrued restructuring, reported as part of other current liabilities, is presented below.

	Six months ended
	March 31,
	2021	2020

	(in millions)
Beginning balance	$2.8	$1.7
Expenses incurred	1.0	1.6
Amounts paid	(1.6)	(2.7)
Ending balance	$2.2	$0.6
New Markets Tax Credit Program
On December 22, 2020, we entered into a financing transaction with Wells Fargo Community Investment Holdings, LLC (“Wells Fargo”) related to our brass foundry construction project in Decatur, Illinois under a qualified New Markets Tax Credit program (“NMTC”). The NMTC is a federal program intended to encourage capital investment in qualified lower income communities. Under the NMTC, investors claim federal income tax credits over a period of seven years in connection with qualified investments in the equity of community development entities (“CDE”s), which are privately managed investment institutions that are certified to make qualified low-income community investments, such as in our foundry project.
Under the NMTC, Wells Fargo contributed capital of $4.8 million to an investment fund and we loaned $12.2 million to the fund. Wells Fargo is entitled to the associated tax credits, which are subject to 100% recapture if we do not comply with various regulations and contractual provisions surrounding the foundry project. We have indemnified Wells Fargo for any loss or recapture of tax credits related to the transaction until the seven-year period lapses. We do not anticipate any credit recaptures will be required in connection with this arrangement.
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
We have determined that the investment fund and the Sub-CDE are variable interest entities (“VIEs”) and that we are the primary beneficiary of the VIEs. The ongoing activities of the VIEs, namely collecting and remitting interest and fees and administering NMTC compliance, were contemplated in the initial design of the transaction and are not expected to significantly affect economic performance throughout the life of the VIEs. Additionally, we are obligated to deliver tax benefits and provide various other guarantees to Wells Fargo and to absorb the losses of the VIEs. Wells Fargo does not have a material interest in the underling economics of the project. Consequently, we have included the financial statements of the VIEs in our consolidated financial statements.
Intercompany transactions between us and the VIEs have been eliminated in consolidation. Wells Fargo’s contribution to the investment fund is included in our financial statements within Other noncurrent liabilities as a result of its redemption features.
Direct costs associated with Wells Fargo’s capital contribution have been netted against the recorded proceeds, resulting in a net cash contribution to us of $3.9 million. Other direct costs incurred associated with executing the transaction were capitalized and will be recognized as interest expense over the seven-year tax credit period. Incremental costs to maintain the structure during the compliance period will be expensed as incurred.

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
Contract Asset and Liability Balances
The timing of revenue recognition, billings and cash collections results in customer receivables, customer advance payments and billings in excess of revenue recognized. Customer receivables include amounts billed and currently due from customers as well as unbilled amounts. Amounts are billed in accordance with contractual terms and unbilled amounts arise when the timing of billing differs from the timing of revenue recognized.
Customer advance payments and billings in excess of revenue are recognized and recorded as deferred revenue, the majority of which is classified as current, based on the timing of when we expect to recognize revenue. We reverse these contract liabilities and recognize revenue when we satisfy the related performance obligations. We include current deferred revenue within Other current liabilities.
The table below represents the balances of our customer receivables and deferred revenues.

	March 31,	September 30,
	2021	2020

	(in millions)
Billed receivables	$184.5	$180.2
Unbilled receivables	4.2	4.6
Total customer receivables	$188.7	$184.8

Deferred revenues	$4.1	$5.6
Performance Obligations
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. Performance obligations are supported by customer contracts which provide frameworks for the nature of the distinct products or services. We allocate the transaction price of each contract to the performance obligations on the basis of standalone selling price and recognize revenue when, or as, control of the performance obligation transfers to the customer.
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
We offer warranties to our customers in the form of assurance-type warranties, which provide assurance that the products provided will function as intended and comply with any agreed-upon specifications. Such warranties generally cannot be purchased separately. We accrue our expected warranty obligations at the time of sale.

Costs to Obtain or Fulfill a Contract
We incur certain incremental costs to obtain a contract, which primarily relate to sales commissions. Our commissions are paid based on either orders or shipments, and we reserve the right to claw back any commission in the event of product returns or lost collections. Since the expected benefit associated with these incremental costs is one year or less based on the nature of the products sold and services provided, we expense such costs as incurred.
Note 3. Income Taxes
The reconciliation between the U.S. federal statutory income tax rate and the effective income tax rate is presented below.

	Three months ended		Six months ended
	March 31,		March 31,
	2021	2020	2021	2020
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%	21.0%
Adjustments to reconcile to the effective tax rate:
State income taxes, net of federal benefit	4.2	4.5	4.2	4.5
Excess tax (benefits) related to stock-based compensation	(0.3)	(0.5)	(0.2)	(0.8)
Tax credits	(1.1)	(1.5)	(1.1)	(1.4)
Global Intangible Low-Taxed Income	0.6	(0.2)	0.6	—
Foreign income tax rate differential	(0.3)	(0.5)	(0.3)	(0.6)
Valuation allowances	(0.6)	(0.6)	(0.2)	(0.6)
Other	2.1	—	1.7	0.4
Effective income tax rate	25.6%	22.2%	25.7%	22.5%
At March 31, 2021 and September 30, 2020, the gross liabilities for unrecognized income tax benefits were $4.7 million and $4.5 million, respectively, and are reflected within Other noncurrent liabilities.
Note 4. Borrowing Arrangements
The components of our long-term debt are presented below.

	March 31,	September 30,
	2021	2020

	(in millions)
5.5% Senior Notes	$450.0	$450.0
Finance leases	2.1	2.5
	452.1	452.5
Less deferred financing costs	(4.5)	(4.9)
Less current portion	(1.0)	(1.1)
Long-term debt	$446.6	$446.5
5.5% Senior Unsecured Notes. On June 12, 2018, we privately issued $450.0 million of 5.5% Senior Unsecured Notes (“Notes”), which mature in 2026 and bear interest at 5.5%, paid semi-annually. We capitalized $6.6 million of financing costs, which are being amortized over the term of the Notes using the effective interest method. Proceeds from the Notes, along with other cash, were used to repay our Term Loan. Substantially all of our U.S. subsidiaries guarantee the Notes, which are subordinate to borrowings under our asset-based lending agreement (“ABL Agreement”). Based on quoted market prices, which is a Level 1 measurement, the outstanding Notes had a fair value of $465.8 million as of March 31, 2021 and September 30, 2020.
An indenture securing the Notes (“Indenture”) contains customary covenants and events of default, including covenants that limit our ability to incur certain debt and liens, pay dividends and make investments. There are no financial maintenance covenants associated with the Indenture. We believe we were in compliance with these covenants at March 31, 2021.

We may redeem some or all of the Notes at any time or from time to time prior to June 15, 2021 at certain “make-whole” redemption prices (as set forth in the Indenture) and on or after June 15, 2021 at specified redemption prices (as set forth in the Indenture). Additionally, we may redeem up to 40% of the aggregate principal amount of the Notes at any time or from time to time prior to June 15, 2021 with the net proceeds of specified equity offerings at specified redemption prices (as set forth in the

Indenture). Upon a change in control (as defined in the Indenture), we would be required to offer to purchase the Notes at a price equal to 101% of the outstanding principal amount of the Notes.

ABL Agreement. Our ABL Agreement consists of a $175.0 million revolving credit facility that includes up to $25.0 million in swing line loans and up to $60.0 million of letters of credit. The ABL Agreement permits us to increase the size of the credit facility by an additional $150.0 million in certain circumstances subject to adequate borrowing base availability.
Borrowings under the ABL Agreement bear interest at a floating rate equal to the London Inter-Bank Offered Rate (“LIBOR”), plus an applicable margin ranging from 200 to 225 basis points, or a base rate, as defined in the ABL Agreement, plus an applicable margin ranging from 100 to 125 basis points. At March 31, 2021, the applicable rate was LIBOR plus 200 basis points.
The ABL Agreement is subject to mandatory prepayments if total outstanding borrowings under the ABL Agreement are greater than the aggregate commitments under the revolving credit facility or if we dispose of overdue accounts receivable in certain circumstances. The borrowing base under the ABL Agreement is equal to the sum of (a) 85% of the value of eligible accounts receivable and (b) the lesser of (i) 70% of the value of eligible inventories or (ii) 85% of the net orderly liquidation value of eligible inventories, less certain reserves. Prepayments may be made at any time with no penalty.

The ABL Agreement terminates on July 29, 2025 and includes a commitment fee for any unused borrowing capacity of 37.5 basis points per annum. Our obligations under the ABL Agreement are secured by a first-priority perfected lien on all of our U.S. receivables and inventories, certain cash and other supporting obligations. Borrowings are not subject to any financial maintenance covenants unless excess availability is less than the greater of $17.5 million and 10% of the Loan Cap as defined in the ABL Agreement. Excess availability based on March 31, 2021 data was $154.4 million as reduced by outstanding letters of credit of $13.8 million and accrued fees and expenses of $1.6 million.
Note 5. Derivative Financial Instruments
In connection with the acquisition of Singer Valve in 2017, we loaned U.S. dollar-denominated funds to one of our Canadian subsidiaries. Although this intercompany loan has no direct effect on our consolidated financial statements, it creates exposure to currency risk for the Canadian subsidiary. To reduce this exposure, we entered into a U.S. dollar-Canadian dollar swap contract with the Canadian subsidiary and an offsetting Canadian dollar-U.S. dollar swap with a domestic bank. We have not designated these swaps as hedges and we include the changes in their fair values in earnings to offset the currency gains and losses associated with the intercompany loan. The currency swap contracts expire in February 2022. The values of our currency swap contracts were liabilities of $1.4 million and $0.2 million at March 31, 2021 and September 30, 2020, respectively, and are included in Other current liabilities and Other noncurrent liabilities, respectively.
Note 6. Retirement Plans
The components of net periodic benefit cost for our pension plans are presented below.

	Three months ended		Six months ended
	March 31,		March 31,
	2021	2020	2021	2020

	(in millions)
Service cost	$0.4	$0.4	$0.8	$0.8
Pension costs (benefits) other than service:
Interest cost	2.5	2.8	5.0	5.6
Expected return on plan assets	(3.9)	(4.2)	(7.8)	(8.4)
Amortization of actuarial net loss	0.6	0.6	1.2	1.3
Pension benefits other than service	(0.8)	(0.8)	(1.6)	(1.5)
Net periodic benefit	$(0.4)	$(0.4)	$(0.8)	$(0.7)
The amortization of actuarial losses, net of tax, is recorded as a component of other comprehensive loss.

Note 7. Stock-based Compensation Plans
We granted various forms of stock-based compensation, including market-based restricted stock units (“MRSUs”), restricted stock units, stock options and performance-based restricted stock units (“PRSUs”) under our Amended and Restated 2006 Mueller Water Products, Inc. Stock Incentive Plan (the “2006 Stock Plan”), Phantom Plan instruments under our Mueller Water Products, Inc. 2012 Phantom Plan, and Employee stock purchase plan instruments under our 2006 Employee Stock Purchase Plan. Grants during the six months ended March 31, 2021 are as follows.

	Units granted	Weighted average grant date fair value per instrument	Total grant date fair value (in millions)
Quarter ended December 31, 2020
MRSUs	234,199	$15.39	$3.6
Phantom Plan instruments	180,987	11.86	2.1
Restricted stock units	129,081	11.86	1.5
Non-qualified stock options	423,405	3.05	1.3
PRSUs: 2020 award	60,019	11.86	0.7
2019 award	84,483	11.86	1.0
Employee stock purchase plan instruments	40,286	1.92	0.1

Quarter ended March 31, 2021
MRSUs	4,187	$14.26	$0.1
Phantom Plan instruments	1,254	11.94	—
Restricted stock units	82,565	12.81	1.1
Non-qualified stock options	8,115	3.08	—
Employee stock purchase plan instruments	35,325	2.24	0.1
			$11.6
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
Compensation expense attributable to MRSUs is based on the fair value of the awards on their respective grant dates, as determined using a Monte Carlo model. The assumptions used to determine the grant date fair value are indicated below.

	January 27, 2021	December 2, 2020
Variables used in determining grant date fair value:
Dividend yield	1.84%	1.77%
Risk-free rate	0.16%	0.21%
Expected term (in years)	2.67	2.83
The expected dividend yield is based on our estimated annual dividend and our stock price history at the grant date. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield in effect at the grant date with a term equal to the expected term. The expected term represents the average period of time the units are expected to be outstanding.
At March 31, 2021, the outstanding Phantom Plan instruments had a fair value of $13.89 per instrument and our liability for Phantom Plan instruments was $2.0 million and is included within Other current liabilities and Other noncurrent liabilities.
Stock options generally vest on each anniversary date of the original grant ratably over three years. Compensation expense attributed to stock options is based on the fair value of the awards on their respective grant dates, as determined using a Black-Scholes model. The assumptions used to determine the grant date fair value are indicated below.

	January 27, 2021	December 2, 2020
Dividend yield	2.01%	2.01%
Risk-free rate	0.66%	0.66%
Expected term (in years)	6.00	6.00
The expected dividend yield is based on our estimated annual dividend and our stock price history at the grant date. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield in effect at the grant date with a term equal to the expected term. The expected term represents the average period of time the options are expected to be outstanding.
A PRSU award consists of a number of units that may be paid out at the end of a three-year award cycle consisting of a series of annual performance periods coinciding with our fiscal years. After we establish the financial performance targets related to PRSUs for a given performance period, typically during the first quarter of that fiscal year, we consider that portion of a PRSU award to be granted. Thus, each award consists of a grant in the year of award and grants in the two following years. Settlements, in our common shares, will range from zero to two times the number of PRSUs granted, depending on our financial performance relative to the targets.
We did not issue any shares of common stock during the three months ended March 31, 2021. We issued 103,058 shares of common stock during the six months ended March 31, 2021 to settle PRSUs during the period. Additionally, we issued 93,973 and 219,549 shares of common stock to settle restricted stock units vested and issued 45,517 and 108,950 shares of common stock to settle stock options exercised during the three and six months ended March 31, 2021, respectively.
Operating income included stock-based compensation expense of $2.5 million and $1.3 million during the three months ended March 31, 2021 and 2020, respectively, and $5.0 million and $3.2 million during the six months ended March 31, 2021 and 2020, respectively. At March 31, 2021, there was approximately $13.2 million of unrecognized compensation expense related to stock-based compensation arrangements and there were 199,994 PRSUs that have been awarded for the 2021 and 2022 performance periods for which performance goal achievement cannot yet be determined.
We excluded 664,082 and 267,697 stock-based compensation instruments from the calculations of diluted earnings per share for the three months ended March 31, 2021 and 2020, respectively, and 447,086 and 184,296 for the six months ended March 31, 2021 and 2020, respectively, since their inclusion would have been antidilutive.

Note 8. Supplemental Balance Sheet Information
Selected supplemental asset information is presented below.

	March 31,	September 30,
	2021	2020

	(in millions)
Inventories, net:
Purchased components and raw material	$94.0	$87.3
Work in process	34.3	32.4
Finished goods	51.1	42.8
Total inventories, net	$179.4	$162.5

Other current assets:
Prepaid expenses	$10.5	$10.9
Non-trade receivables	6.0	8.5
Maintenance and repair supplies and tooling	3.1	3.7
Income taxes	0.3	5.5
Other	2.8	0.4
Total other current assets	$22.7	$29.0

Property, plant and equipment, net:
Land	$6.1	$6.2
Buildings	81.9	80.4
Machinery and equipment	422.6	406.3
Construction in progress	68.4	57.4
Total property, plant and equipment	579.0	550.3
Accumulated depreciation	(310.5)	(296.5)
Total property, plant and equipment, net	$268.5	$253.8

Other noncurrent assets:
Operating lease right-of-use assets	$24.7	$25.6
Maintenance and repair supplies and tooling	18.7	17.5
Workers compensation reimbursement receivable	2.0	2.1
Pension assets	3.1	0.9
Note receivable	1.8	1.8
Deferred financing fees	1.5	1.3
Other	3.5	2.1
Total other noncurrent assets	$55.3	$51.3

Selected supplemental liability information is presented below.

	March 31,	September 30,
	2021	2020

	(in millions)
Other current liabilities:
Compensation and benefits	$28.9	$32.8
Customer rebates	6.6	9.6
Warranty accrual	4.8	7.2
Deferred revenues	4.1	5.6
Refund liability	5.7	4.3
Taxes other than income taxes	4.3	3.9
Operating lease liabilities	3.9	4.0
Workers compensation accrual	2.9	2.7
CARES Act payroll tax liabilities	3.1	—
Restructuring liabilities	2.2	2.8
Environmental liabilities	1.2	1.2
Interest payable	7.3	7.3
Income taxes payable	1.8	0.2
Other	7.7	5.0
Total other current liabilities	$84.5	$86.6

Other noncurrent liabilities:
Operating lease liabilities	$22.5	$23.3
Warranty accrual	7.8	7.2
Transition tax liability	4.7	5.2
Unrecognized income tax benefits	4.7	4.5
NMTC liability	3.9	—
Workers compensation accrual	3.7	3.8
Asset retirement obligation	3.6	3.5
CARES Act payroll tax liabilities	3.1	3.3
Deferred development grant	2.5	2.5
Other	2.8	3.0
Total other noncurrent liabilities	$59.3	$56.3
Goodwill
Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis each September 1st and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.
The following table summarizes information concerning our goodwill balance for the six months ended March 31, 2021, in millions.

Balance at September 30, 2020	$99.8
Effects of changes in foreign currency exchange rates	0.9
Balance at March 31, 2021	$100.7

Note 9. Segment Information
Summarized financial information for our segments is presented below. Net sales and operating income associated with certain products have been reclassified as Technologies segment items to conform to the current period presentation.

	Three months ended		Six months ended
	March 31,		March 31,
	2021	2020	2021	2020

	(in millions)
Net sales, excluding intercompany:
Infrastructure	$246.9	$239.9	$462.8	$432.2
Technologies	20.6	17.8	42.1	38.1
	$267.5	$257.7	$504.9	$470.3
Operating income (loss):
Infrastructure	$52.6	$50.3	$94.2	$85.8
Technologies	(4.6)	(4.6)	(6.1)	(6.4)
Corporate	(14.6)	(9.9)	(26.9)	(23.3)
	$33.4	$35.8	$61.2	$56.1
Depreciation and amortization:
Infrastructure	$12.7	12.1	$25.2	$24.1
Technologies	2.0	2.1	4.1	4.1
Corporate	—	0.1	0.1	0.1
	$14.7	$14.3	$29.4	$28.3
Strategic reorganization and other (credits) charges:
Infrastructure	$(0.7)	$0.4	$(0.6)	$0.4
Technologies	—	—	—	—
Corporate	1.5	0.5	2.8	2.9
	$0.8	$0.9	$2.2	$3.3
Capital expenditures:
Infrastructure	$14.8	$21.2	$29.5	$35.7
Technologies	0.7	0.7	1.5	1.3
Corporate	—	0.2	0.1	0.3
	$15.5	$22.1	$31.1	$37.3
Infrastructure disaggregated net revenues:
Central	$64.1	$59.8	$121.1	$106.2
Northeast	43.2	55.0	89.0	96.7
Southeast	48.1	44.8	86.6	84.2
West	63.5	57.6	116.9	103.6
United States	218.9	217.2	413.6	390.7
Canada	20.4	15.0	32.5	26.6
Other international locations	7.6	7.7	16.7	14.9
	$246.9	$239.9	$462.8	$432.2
Technologies disaggregated net revenues:
Central	$6.6	$3.7	$11.5	$8.5
Northeast	3.4	4.5	6.9	10.8
Southeast	6.5	5.4	13.9	11.4
West	3.0	3.1	8.0	5.1
United States	19.5	16.7	40.3	35.8
Canada	0.1	0.3	0.4	0.9
Other international locations	1.0	0.8	1.4	1.4
	$20.6	$17.8	$42.1	$38.1

Note 10. Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss is presented below.

	Pension, net of tax	Foreign currency translation	Total

	(in millions)
Balance at September 30, 2020	$(32.7)	$8.0	$(24.7)
Current period other comprehensive income	1.0	4.0	5.0
Balance at March 31, 2021	$(31.7)	$12.0	$(19.7)

Note 11. Commitments and Contingencies
We are involved in various legal proceedings that have arisen in the normal course of operations, including the proceedings summarized below. We provide for costs relating to these matters when a loss is probable and the amount is reasonably estimable. Administrative costs related to these matters are expensed as incurred. The effect of the outcome of these matters on our financial statements cannot be predicted with certainty as any such effect depends on the amount and timing of the resolution of such matters, unless otherwise indicated below. Other than the litigation described below, we do not believe that any of our outstanding litigation would have a material adverse effect on our business or prospects.
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
In the acquisition agreement pursuant to which a predecessor to Tyco International plc, now Johnson Controls International plc (“JCI”), sold our businesses to a previous owner in August 1999, JCI agreed to indemnify us and our affiliates, among other things, for all “Excluded Liabilities.” Excluded Liabilities include, among other things, substantially all liabilities relating to the time prior to August 1999, including environmental liabilities. The indemnity survives indefinitely. JCI’s indemnity does not cover liabilities to the extent caused by us or the operation of our businesses after August 1999, nor does it cover liabilities arising with respect to businesses or sites acquired after August 1999. Since 2007, JCI has engaged in multiple corporate restructurings, split-offs and divestitures. While none of these transactions directly affects the indemnification obligations of the JCI indemnitors under the 1999 acquisition agreement, the result of such transactions is that the assets of, and control over, such JCI indemnitors has changed. Should any of these JCI indemnitors become financially unable or fail to comply with the terms of the indemnity, we may be responsible for such obligations or liabilities.
On July 13, 2010, Rohcan Investments Limited, the former owner of a property leased by Mueller Canada Ltd. and located in Milton, Ontario, filed suit against Mueller Canada Ltd. and its directors seeking C$10.0 million in damages arising from the defendants’ alleged environmental contamination of the property and breach of lease. Mueller Canada Ltd. leased the property from 1988 through 2008. We are pursuing indemnification from a former owner for certain potential liabilities that are alleged in this lawsuit, and we have accrued for other liabilities not covered by indemnification.  On December 7, 2011, the Court denied the plaintiff’s motion for summary judgment.
U.S. Pipe, which was sold in 2012, has been identified as a “potentially responsible party” (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act in connection with a former manufacturing facility operated by U.S. Pipe that was in the vicinity of a proposed Superfund site located in North Birmingham, Alabama. Under the terms of the acquisition agreement relating to our sale of U.S. Pipe, we agreed to indemnify the purchaser for certain environmental liabilities, including those arising out of the former manufacturing site in North Birmingham. Accordingly, the purchaser tendered the matter to us for indemnification, which we accepted. Ultimate liability for the site will depend on many factors that have not yet been determined, including the determination of the Environmental Protection Agency’s remediation costs, the number and financial viability of the other PRPs (there are four other PRPs currently) and the determination of the final allocation of the costs among the PRPs. Since the amounts of such costs cannot be reasonably estimated at this time, no amounts have been accrued for this matter at March 31, 2021.
Walter Energy. On November 18, 2019, we paid approximately $22.2 million to the Internal Revenue Service in final settlement of a tax dispute related to our former parent company, Walter Energy, Inc.

The COVID-19 Pandemic. The pandemic has caused, and is likely to continue to cause, severe economic, market and other disruptions to the U.S. and global economies. We have taken action and continue to counter such disruption and work to protect the safety of our production workers as essential workers at our various manufacturing plants, distribution centers and research and development centers. We are uncertain of the potential magnitude or duration of the business and economic impacts from the unprecedented public health effort to contain and combat the spread of COVID-19, and while the extent to which the pandemic affects our results will depend on future developments, the outbreak could result in material effects to our future financial position, results of operations, cash flows and liquidity.
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
Additionally, in connection with the divestitures of the subsidiaries, U.S. Pipe and Anvil, we may agree to indemnify buyers and related parties for certain losses or liabilities incurred by these parties with respect to: (i) the representations and warranties made by us to these parties in connection with the sale and (ii) liabilities related to the pre-closing operations of the assets or business sold. Indemnities related to pre-closing operations generally include certain environmental and tax liabilities and other liabilities not assumed by these parties in the transaction.
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
Other Matters. We monitor and analyze our warranty experience and costs periodically and revise our accruals as necessary. Critical factors in our analyses include warranty terms, specific claim situations, general incurred and projected failure rates, the nature of product failures, product and labor costs, and general business conditions.
We are party to a number of lawsuits arising in the ordinary course of business, including product liability cases for products manufactured by us or third parties. While the results of litigation cannot be predicted with certainty, we believe that the final outcome of such other litigation is not likely to have a materially adverse effect on our financial position, results of operations, cash flows or liquidity.
Note 12. Subsequent Events
On April 23, 2021, our Board of Directors declared a dividend of $0.0550 per share on our common stock, payable on or about May 20, 2021 to stockholders of record at the close of business on May 10, 2021.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto that appear elsewhere in this report. This report contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements that address activities, events or developments that the Company intends, expects, plans, projects, believes or anticipates will or may occur in the future are forward-looking statements, including, without limitation, statements regarding outlooks, projections, forecasts, trend descriptions, the COVID-19 pandemic, go-to-market strategies, operational excellence, acceleration of new product development, end market performance, net sales performance, adjusted operating income and adjusted EBITDA performance, margins, capital expenditure plans, litigation outcomes, capital allocation and growth strategies, restructuring efficiencies and warranty charges. Forward-looking statements are based on certain assumptions and assessments made by the Company based on experience and perception of historical trends, current conditions and expected future developments.
Actual results and the timing of events may differ materially from those contemplated by the forward-looking statements due to a number of factors, including the extent, duration and severity of the impact of the COVID-19 pandemic on the Company’s operations and results, including effects on the financial health of customers (including collections), the financial/capital markets, government-mandated facility closures, COVID-19 related facility closures and other manufacturing restrictions, logistical challenges and supply chain interruptions, potential litigation and claims emanating from the COVID-19 pandemic, and health, safety and employee/labor issues in Company facilities around the world; unexpected or greater than expected increases in costs of raw materials and purchased components; regional, national or global political, economic, market and competitive conditions; cyclical and changing demand in core markets such as municipal spending; government monetary or fiscal policies; residential and nonresidential construction, and natural gas distribution; manufacturing and product performance; expectations for changes in volumes, continued execution of cost productivity initiatives and improved pricing; warranty exposures (including the adequacy of warranty reserves); the Company’s ability to successfully resolve significant legal proceedings, claims, lawsuits or government investigations; compliance with environmental, trade and anti-corruption laws and regulations; changing regulatory, trade and tariff conditions; failure to achieve expected cost savings, net sales expectations, profitability expectations and manufacturing efficiencies from restructuring and consolidation activities and our large capital investments in Chattanooga and Kimball, Tennessee and Decatur, Illinois; the failure to integrate and/or realize any of the anticipated benefits of recent acquisitions or divestitures; as well as other factors that are described in the section entitled “RISK FACTORS” in Item 1A of the Company’s most recently filed Annual Report on Form 10-K and in this Quarterly Report on Form 10-Q (all of which risks may be amplified by the pandemic). Forward-looking statements are only as of the date they are made and do not guarantee future performance. The Company undertakes no duty to update its forward-looking statements except as required by law. Undue reliance should not be placed on any forward-looking statements. You are advised to review any further disclosures the Company makes in subsequent Forms 10-K, 10-Q, 8-K and other reports filed with the U.S. Securities and Exchange Commission.
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
We expect the operating environment during our fiscal year 2021 to continue to be very challenging due to the uncertainty around the depth and duration of the pandemic, which has accelerated and may continue to accelerate inflation and global supply chain disruptions. We anticipate that growth in the residential construction end market will continue to help offset anticipated challenges in the project-related portion of the municipal market. In April 2021, Blue Chip Economic Indicators forecasted a 12% increase in housing starts for calendar 2021 compared to the prior year primarily due to the low interest rate environment in the United States.

We have continued to incur additional costs to address the pandemic as discussed herein, including costs associated with unfavorable volume variances, voluntary emergency paid leave, additional cleaning, disinfectants and sanitation materials for our employees and at our facilities. We expect to continue to incur such costs, which may be significant, as we continue to respond to the pandemic. All of our facilities are operational and our teams have worked effectively to address the few temporary closures we have experienced due to the pandemic. The last such closure was in August 2020. The pandemic also caused supply chain disruption that has resulted in higher costs in the manufacture of our products. We expect these conditions to persist in the near term and may worsen until the pandemic abates.
Infrastructure
In December 2018, we completed our acquisition of Krausz Industries Development Ltd. and subsidiaries (“Krausz”), a manufacturer of pipe couplings, grips and clamps with operations in the United States and Israel. During the three months ended March 31, 2021, we aligned the consolidation of Krausz in the consolidated financial statements which previously included results on a one-month reporting lag. The impact of the elimination of the reporting lag during the three and six months ended March 31, 2021 resulted in an increase of $6.0 million to net sales and $1.4 million in operating income.
In October 2019, we acquired the noncontrolling interest of our previously existing joint venture operation for a negotiated purchase price of $5.4 million.
Technologies
The municipal market is the key end market for Technologies. Our Technologies segment is typically project-oriented and depends on our customers’ adoption of our technology-based products and services.

Results of Operations
Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

	Three months ended March 31, 2021
	Infrastructure	Technologies	Corporate	Total

	(in millions)
Net sales	$246.9	$20.6	$—	$267.5
Gross profit	86.3	2.1	—	$88.4
Operating expenses:
Selling, general and administrative	34.4	6.7	13.1	54.2
Strategic reorganization and other (credits) charges	(0.7)	—	1.5	0.8
Total operating expenses	33.7	6.7	14.6	55.0
Operating income (loss)	$52.6	$(4.6)	$(14.6)	33.4
Other expenses (income):
Pension benefit other than service				(0.8)
Interest expense, net				6.1
Income before income taxes				28.1
Income tax expense				7.2
Net income				$20.9

	Three months ended March 31, 2020
	Infrastructure	Technologies	Corporate	Total

	(in millions)
Net sales	$239.9	$17.8	$—	$257.7
Gross profit	84.1	1.9	—	$86.0
Operating expenses:
Selling, general and administrative	33.4	6.5	9.4	49.3
Strategic reorganization and other (credits) charges	0.4	—	0.5	0.9
Total operating expenses	33.8	6.5	9.9	50.2
Operating income (loss)	$50.3	$(4.6)	$(9.9)	35.8
Other expenses (income):
Pension benefit other than service				(0.8)
Interest expense, net				6.0
Income before income taxes				30.6
Income tax expense				6.8
Net income				$23.8
Consolidated Analysis
Net sales for the three months ended March 31, 2021 increased 3.8 percent or $9.8 million to $267.5 million from $257.7 million in the comparable prior year period. This increase was primarily a result of $6.0 million of Krausz sales recorded during the three months ended March 31, 2021 by eliminating the one-month reporting lag as well as higher pricing for our products and volume at Technologies.
Gross profit for the three months ended March 31, 2021 increased $2.4 million to $88.4 million from $86.0 million in the prior year period. Gross profit increased primarily as a result of stronger manufacturing performance, increased pricing and the benefit from the elimination of the Krausz one-month reporting lag. Partially offsetting the increase in gross profit were higher manufacturing costs due to inflation, $2.4 million in Inventory write-downs as a result of the announced plant closures in Aurora, Illinois and Surrey, British Columbia, Canada and $1.2 million in higher Cost of sales as a result of the pandemic. Gross margin was 33.0% for the three months ended March 31, 2021 compared to 33.4% in the prior year period.

Selling, general and administrative expenses (“SG&A”) for the three months ended March 31, 2021 increased $4.9 million to $54.2 million from $49.3 million in the prior year period primarily as a result of an increase in personnel-related expenses, partially offset by decreased expenditures for travel, trade shows and events as a result of the pandemic. SG&A as a percentage of net sales was 20.3% and 19.1% in the three months ended March 31, 2021 and 2020, respectively.
Strategic reorganization and other charges for the three months ended March 31, 2021 were $0.8 million, which primarily consisted of termination benefits associated with the announced closures of our facilities in Aurora, Illinois and Surrey, British Columbia, Canada, as well as legal and professional service expenses, partially offset by a one-time settlement gain in connection with an indemnification from a previously owned property. Strategic reorganization and other charges for the three months ended March 31, 2020 of $0.9 million included charges associated with the closure and consolidation of our Hammond, Indiana facility.
Interest expense, net increased $0.1 million in the three months ended March 31, 2021 compared to the prior year period primarily due to decreasing interest rates on cash balances. The components of interest expense, net are provided below.

	Three months ended
	March 31,
	2021	2020

	(in millions)
Notes	$6.2	$6.2
Deferred financing costs amortization	0.3	0.3
ABL Agreement	0.2	0.1
Capitalized interest	(0.6)	(0.5)
Other interest cost	0.1	0.2
	6.2	6.3
Interest income	(0.1)	(0.3)
Interest expense, net	$6.1	$6.0
The reconciliation between the U.S. federal statutory income tax rate and the effective income tax rate is presented below.

	Three months ended
	March 31,
	2021	2020
U.S. federal statutory income tax rate	21.0%	21.0%
Adjustments to reconcile to the effective tax rate:
State income taxes, net of federal benefit	4.2	4.5
Excess tax (benefits) related to stock-based compensation	(0.3)	(0.5)
Tax credits	(1.1)	(1.5)
Global Intangible Low-taxed Income	0.6	(0.2)
Foreign income tax rate differential	(0.3)	(0.5)
Valuation allowance	(0.6)	(0.6)
Other	2.1	—
Effective income tax rate	25.6%	22.2%
Segment Analysis
Infrastructure
Net sales for the three months ended March 31, 2021 increased 2.9 percent to $246.9 million compared to $239.9 million in the prior year period. This increase was primarily a result of $6.0 million of Krausz sales recorded during the three months ended March 31, 2021 by eliminating the one-month reporting lag as well as higher pricing for our Infrastructure products.
Gross profit for the three months ended March 31, 2021 increased to $86.3 million from $84.1 million in the prior year period primarily due to improved manufacturing performance, increased pricing and the benefit from the elimination of the Krausz one-month reporting lag, which were partially offset by inflation on our Cost of sales, $2.4 million in Inventory write-downs as a result of the announced plant closures of Aurora, Illinois and Surrey, British Columbia, Canada and $1.0 million in higher Cost of sales related to the pandemic. Gross margin was 35.0% for the three months ended March 31, 2021 and was 35.1% in the prior year period.

SG&A for the three months ended March 31, 2021 increased to $34.4 million from $33.4 million in the prior year period. This increase was primarily the result of personnel-related expenses, which were partially offset by temporary expense reductions related to the pandemic, including reduced travel, trade shows and events. SG&A as a percentage of net sales was 13.9% for both the three months ended March 31, 2021 and 2020.
Technologies
Net sales for the three months ended March 31, 2021 increased to $20.6 million from $17.8 million in the prior year period, primarily due to higher shipment volumes of our metering and leak detection-related products.
Gross profit for the three months ended March 31, 2021 was $2.1 million compared to $1.9 million in the prior year period. Gross margin percentage was 10.2% and 10.7%, in the three months ended March 31, 2021 and 2020, respectively.
SG&A increased to $6.7 million from $6.5 million in the prior year period primarily due to increased personnel-related expenses. SG&A as a percentage of net sales was 32.5% and 36.5% for the three months ended March 31, 2021 and 2020, respectively.
Corporate
SG&A was $13.1 million and $9.4 million in the three months ended March 31, 2021 and 2020, respectively. This increase was primarily the result of personnel-related expenses.

Six Months Ended March 31, 2021 Compared to Six Months Ended March 31, 2020

	Six months ended March 31, 2021
	Infrastructure	Technologies	Corporate	Total

	(in millions)
Net sales	$462.8	$42.1	$—	$504.9
Gross profit	160.0	6.8	—	$166.8
Operating expenses:
Selling, general and administrative	66.4	12.9	24.1	103.4
Strategic reorganization and other (credits) charges	(0.6)	—	2.8	2.2
Total operating expenses	65.8	12.9	26.9	105.6
Operating income (loss)	$94.2	$(6.1)	$(26.9)	61.2
Other expenses (income):
Pension benefit other than service				(1.6)
Interest expense, net				12.2
Income before income taxes				50.6
Income tax expense				13.0
Net income				$37.6

	Six months ended March 31, 2020
	Infrastructure	Technologies	Corporate	Total

	(in millions)
Net sales	$432.2	$38.1	$—	$470.3
Gross profit	152.1	6.5	—	$158.6
Operating expenses:
Selling, general and administrative	65.9	12.9	20.4	99.2
Strategic reorganization and other charges	0.4	—	2.9	3.3
Total operating expenses	66.3	12.9	23.3	102.5
Operating income (loss)	$85.8	$(6.4)	$(23.3)	56.1
Other expenses (income):
Pension benefit other than service				(1.5)
Interest expense, net				13.4
Walter Energy Accrual				0.2
Income before income taxes				44.0
Income tax expense				9.9
Net income				$34.1
Consolidated Analysis
Net sales for the six months ended March 31, 2021 increased 7.4 percent or $34.6 million to $504.9 million from $470.3 million primarily due to increased shipment volumes across most of our product lines, higher pricing and a result of $6.0 million in Krausz sales recorded during the three months ended March 31, 2021 by eliminating the one-month reporting lag.
Gross profit for the six months ended March 31, 2021 increased $8.2 million to $166.8 million from $158.6 million in the prior year period, primarily due to increased shipment volumes, higher pricing and the benefit from the elimination of the Krausz one-month reporting lag. These increases were partially offset by inflation and lesser expenditures associated with the pandemic, including voluntary emergency paid leave and other employee costs as well as additional sanitation and cleaning fees, and a $2.4 million inventory write-off associated with the announcement of our plant closures in Aurora, Illinois and Surrey, British Columbia, Canada. Gross margin was 33.0% for the six months ended March 31, 2021 compared to 33.7% in the prior year period.

Selling, general and administrative expenses (“SG&A”) for the six months ended March 31, 2021 increased to $103.4 million from $99.2 million in the prior year period primarily due to increases in personnel-related expenses. The increase was partially offset by temporary expense reductions related to the pandemic, including reduced travel, trade shows and events. SG&A as a percentage of net sales was 20.5% and 21.1% in the six months ended March 31, 2021 and 2020, respectively.
Strategic reorganization and other charges for the six months ended March 31, 2021 were $2.2 million, which primarily related to termination benefits associated with our announced plan closures in Aurora, Illinois and Surrey, British Columbia, Canada, as well as, legal and professional service expenses, partially offset by a one-time settlement gain in connection with an indemnification from a previously owned property. Strategic reorganization and other charges for the six months ended March 31, 2020 were $3.3 million primarily related to previously announced facility closures and legal and professional service expenses.
Interest expense, net declined $1.2 million in the six months ended March 31, 2021 compared to the prior year period primarily due to a non-cash adjustment to capitalized interest in the prior year. The components of net interest expense are provided below.

	Six months ended
	March 31,
	2021	2020

	(in millions)
Notes	$12.4	$12.4
Deferred financing costs amortization	0.6	0.6
ABL Agreement	0.4	0.3
Capitalized interest	(1.1)	0.7
Other interest cost	0.2	0.2
Interest expense	12.5	14.2
Interest income	(0.3)	(0.8)
Interest expense, net	12.2	13.4

The reconciliation between the U.S. federal statutory income tax rate and the effective income tax rate is presented below.

	Six months ended
	March 31,
	2021	2020
U.S. federal statutory income tax rate	21.0%	21.0%
Adjustments to reconcile to the effective tax rate:
State income taxes, net of federal benefit	4.2	4.5
Excess tax (benefits) related to stock-based compensation	(0.2)	(0.8)
Tax credits	(1.1)	(1.4)
Global Intangible Low-taxed Income	0.6	—
Foreign income tax rate differential	(0.3)	(0.6)
Valuation allowance	(0.2)	(0.6)
Other	1.7	0.4
Effective income tax rate	25.7%	22.5%
Segment Analysis
Infrastructure
Net sales for the six months ended March 31, 2021 increased 7.1 percent to $462.8 million compared to $432.2 million in the prior year period primarily due to higher shipment volumes across most of our product lines, higher pricing and the result of $6.0 million in Krausz sales recorded during the three months ended March 31, 2021 by eliminating the one-month reporting lag.

Gross profit for the six months ended March 31, 2021 increased $7.9 million to $160.0 million from $152.1 million in the prior year period primarily due to increased shipment volumes, higher pricing, improved manufacturing performance and the benefit from the elimination of the Krausz one-month reporting lag. These increases were partially offset by higher costs associated with inflation, a $2.4 million Inventory write-off associated with the announcement of the closure of our Aurora, Illinois and Surrey, British Columbia, Canada facilities and $2.4 million in expenses related to the pandemic, including voluntary emergency paid leave and other employee costs as well as additional sanitation and cleaning fees. Gross margin was 34.6% for the six months ended March 31, 2021 and was 35.2% in the prior year period.
SG&A for the six months ended March 31, 2021 increased to $66.4 million from $65.9 million in the prior year period. This increase was primarily due to increases in personnel-related expenses, partially offset by temporary expense reductions of $2.9 million related to the pandemic, including reduced travel, trade shows and events. SG&A as a percentage of net sales was 14.3% and 15.2% for the six months ended March 31, 2021 and 2020, respectively.
Technologies
Net sales for the six months ended March 31, 2021 increased to $42.1 million from $38.1 million in the prior year period, primarily due to higher shipment volumes of our metering and leak detection-related products.
Gross profit for the six months ended March 31, 2021 was $6.8 million and was $6.5 million in the prior year period. Gross margin percentage was 16.2% and 17.1% in the six months ended March 31, 2021 and 2020, respectively.
SG&A was $12.9 million in both the current and prior year periods. SG&A as a percentage of net sales was 30.6% and 33.9% for the six months ended March 31, 2021 and 2020, respectively.
Corporate
SG&A was $24.1 million and $20.4 million in the six months ended March 31, 2021 and 2020, respectively. The increase was primarily as a result of higher personnel-related expenses.
Liquidity and Capital Resources
We had cash and cash equivalents on hand of $228.2 million at March 31, 2021 and $154.4 million of additional borrowing capacity under our ABL Agreement based on March 31, 2021 data. Undistributed earnings from our subsidiaries in Canada, China, and Israel are considered to be permanently invested outside the United States. At March 31, 2021, cash and cash equivalents included $29.7 million, $8.5 million and $7.2 million in Israel, Canada and China, respectively.
We declared a quarterly dividend of $0.0550 per share on April 23, 2021, payable on or about May 20, 2021, which will result in an estimated $8.7 million cash outlay.
We did not repurchase any shares of our outstanding common stock during the three and six months ended March 31, 2021 and had $145.0 million remaining under our share repurchase authorization.
The ABL Agreement and Notes contain customary representations and warranties, covenants and provisions governing an event of default.  The covenants restrict our ability to engage in certain specified activities, including but not limited to the payment of dividends and the redemption of our common stock.
Cash flows from operating activities are categorized below.

	Six months ended
	March 31,
	2021	2020

	(in millions)
Collections from customers	$502.6	$462.1
Disbursements, other than interest and income taxes	(422.7)	(424.8)
Walter Energy payment	—	(22.2)
Interest payments, net	(12.5)	(12.2)
Income tax payments, net	(4.2)	(5.9)
Cash provided by (used in) operating activities	$63.2	$(3.0)
Collections from customers were higher during the six months ended March 31, 2021 compared to the prior year period primarily due to net sales growth.

Decreased disbursements, other than interest and income taxes, during the six months ended March 31, 2021 primarily reflect improvements in working capital management. Additionally, we disbursed $22.0 million related to the final settlement of the Walter tax matter in the prior year period.
Capital expenditures were $31.1 million in the six months ended March 31, 2021 and $37.3 million in the prior year period. These expenditures were primarily associated with previously announced large capital projects. For fiscal 2021, we have provided guidance that our capital expenditures are expected to be between $80.0 million and $85.0 million.
We anticipate that our existing cash, cash equivalents and borrowing capacity combined with our expected operating cash flows will be sufficient to meet our anticipated obligations as they become due through March 31, 2022.
We believe that additional borrowings through various financing alternatives remain available if required. The future effects of the pandemic cannot be predicted with certainty and may increase our borrowing costs and other costs of capital or otherwise adversely affect our financial condition and liquidity, and we cannot guarantee that we will have access to external financing at times and on terms we consider acceptable, or at all, or that we will not experience other liquidity issues in the future.
ABL Agreement
At March 31, 2021, the ABL Agreement consisted of a $175.0 million revolving credit facility that includes up to $25.0 million through swing line loans and may have up to $60.0 million of letters of credit. The ABL Agreement permits us to increase the size of the credit facility by an additional $150.0 million in certain circumstances subject to adequate borrowing base availability.
Borrowings under the ABL Agreement bear interest at a floating rate equal to LIBOR, plus an applicable margin ranging from 200 to 225 basis points, or a base rate, as defined in the ABL Agreement, plus an applicable margin ranging from 100 to 125 basis points. At March 31, 2021, the applicable rate was LIBOR plus 200 basis points.
The ABL Agreement is subject to mandatory prepayments if total outstanding borrowings under the ABL Agreement are greater than the aggregate commitments under the revolving credit facility or if we dispose of overdue accounts receivable in certain circumstances. The borrowing base under the ABL Agreement is equal to the sum of (a) 85% of the value of eligible accounts receivable and (b) the lesser of (i) 70% of the value of eligible inventories or (ii) 85% of the net orderly liquidation value of eligible inventories, less certain reserves. Prepayments may be made at any time with no penalty.
Substantially all of our U.S. subsidiaries are borrowers under the ABL Agreement and are jointly and severally liable for any outstanding borrowings. Our obligations under the ABL Agreement are secured by a first-priority perfected lien on all of our U.S. inventories, accounts receivable, certain cash and other supporting obligations.
The ABL Agreement terminates on July 29, 2025 and includes a commitment fee for any unused borrowing capacity of 37.5 basis points per annum. Our obligations under the ABL Agreement are secured by a first-priority perfected lien on all of our U.S. receivables and inventories, certain cash and other supporting obligations. Borrowings are not subject to any financial maintenance covenants unless excess availability is less than the greater of $17.5 million and 10% of the Loan Cap as defined in the ABL Agreement. Excess availability based on March 31, 2021 data was $154.4 million, as reduced by $13.8 million of outstanding letters of credit and $1.6 million of accrued fees and expenses.
5.5% Senior Unsecured Notes
On June 12, 2018, we privately issued $450.0 million of Senior Unsecured Notes (“Notes”), which mature in June 2026 and bear interest at 5.5%, payable semi-annually on June 15 and December 15. Substantially all of our U.S. subsidiaries guarantee the Notes, which are subordinate to borrowings under the ABL Agreement. Based on quoted market prices, the outstanding Notes had a fair value of $465.8 million at March 31, 2021 and September 30, 2020.
An indenture securing the Notes (“Indenture”) contains customary covenants and events of default, including covenants that limit our ability to incur certain debt and liens, pay dividends and make investments. There are no financial maintenance covenants associated with the Indenture. We believe we were in compliance with these covenants at March 31, 2021.
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

	Moody’s		Standard & Poor’s
	March 31,	September 30,	March 31,	September 30,
	2021	2020	2021	2020
Corporate credit rating	Ba2	Ba2	BB	BB
ABL Agreement	Not rated	Not rated	Not rated	Not rated
Notes	Ba3	Ba3	BB	BB
Outlook	Stable	Stable	Stable	Stable

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements, including any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose” entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, at March 31, 2021 we did not have any undisclosed borrowings, debt, derivative contracts or synthetic leases. Therefore, we were not exposed to any financing, liquidity, market or credit risk that could have arisen had we engaged in such relationships.
We use letters of credit and surety bonds in the ordinary course of business to ensure the performance of contractual obligations. At March 31, 2021, we had $13.8 million of letters of credit and $43.5 million of surety bonds outstanding.
Seasonality
Our business is seasonal as a result of cold weather conditions. Net sales and operating income have historically been lowest in the three month periods ending December 31 and March 31 when the northern United States and all of Canada generally face weather conditions that restrict significant construction activity.
Item 4.    CONTROLS AND PROCEDURES
During the three months ended March 31, 2021, we continued our multi-year implementation of upgrades to our enterprise resource planning (ERP) system and the implementation of a new information technology system for processing of payroll and employee-related transactions.
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
Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls can prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. There are inherent limitations in all control systems, including the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of one or more persons. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and, while our disclosure controls and procedures are designed to be effective under circumstances where they should reasonably be expected to operate effectively, there can be no assurance that any design will succeed in achieving its stated goals under all potential conditions. Because of the inherent limitations in any control system, misstatements due to error or fraud may occur and not be detected.

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
Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended March 31, 2021, 6,029 shares were surrendered to us to pay the tax withholding obligations of participants in connection with the lapsing of restrictions on restricted stock units.

We did not repurchase any shares of our common stock during the three months ended March 31, 2021, and we had $145.0 million remaining under our share repurchase authorization.
Item 6.     EXHIBITS

Exhibit No.	Document
18.1*	Preferability Letter from Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in XBRL (Extensible Business Reporting Language), (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Other Comprehensive Loss, (iv) the Condensed Consolidated Statements of Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its iXBRL tags are embedded within the Inline XBRL document.
*     Filed or furnished as applicable with this quarterly report
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MUELLER WATER PRODUCTS, INC.
Date:	May 4, 2021	By:	/s/ Suzanne G. Smith
Suzanne G. Smith
Chief Accounting Officer