Form 10-Q
period 2021-06-30
Mueller Water Products, Inc.
filed 2021-08-05
CIK 1350593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
There were 158,560,235 shares of common stock of the registrant outstanding at July 31, 2021.

PART I
Item 1.     FINANCIAL STATEMENTS
MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	September 30,
	2021	2020

	(in millions, except share amounts)
Assets:
Cash and cash equivalents	$228.6	$208.9
Receivables, net of allowance for credit losses of $3.1 million and $2.5 million	200.7	180.8
Inventories, net	176.9	162.5
Other current assets	26.2	29.0
Total current assets	632.4	581.2
Property, plant and equipment, net	275.3	253.8
Intangible assets	402.0	408.9
Goodwill	116.0	99.8
Other noncurrent assets	58.9	51.3
Total assets	$1,484.6	$1,395.0

Liabilities and equity:
Current portion of long-term debt	$1.0	$1.1
Accounts payable	86.6	67.3
Other current liabilities	101.3	86.6
Total current liabilities	188.9	155.0
Long-term debt	445.6	446.5
Deferred income taxes	102.1	96.5
Other noncurrent liabilities	64.8	56.3
Total liabilities	801.4	754.3

Commitments and contingencies (Note 12.)

Common stock: 600,000,000 shares authorized; 158,527,319 and 158,064,750 shares outstanding at June 30, 2021 and September 30, 2020, respectively	1.6	1.6
Additional paid-in capital	1,358.7	1,378.0
Accumulated deficit	(662.3)	(714.2)
Accumulated other comprehensive loss	(14.8)	(24.7)
Total stockholders’ equity	683.2	640.7
Total liabilities and equity	$1,484.6	$1,395.0

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended		Nine months ended
	June 30,		June 30,
	2021	2020	2021	2020

	(in millions, except per share amounts)
Net sales	$310.5	$228.5	$815.4	$698.8
Cost of sales	205.1	152.8	543.2	464.5
Gross profit	105.4	75.7	272.2	234.3
Operating expenses:
Selling, general and administrative	58.8	47.1	162.2	146.3
Strategic reorganization and other charges	3.9	8.6	6.1	11.9
Total operating expenses	62.7	55.7	168.3	158.2
Operating income	42.7	20.0	103.9	76.1
Other expenses (income):
Pension benefit other than service	(0.8)	(0.7)	(2.4)	(2.2)
Interest expense, net	6.8	6.1	19.0	19.5
Loss on early extinguishment of debt	16.7	—	16.7	—
Walter Energy Accrual	—	—	—	0.2
Net other expenses	22.7	5.4	33.3	17.5
Income before income taxes	20.0	14.6	70.6	58.6
Income tax expense	5.6	3.4	18.6	13.3
Net income	$14.4	$11.2	$52.0	$45.3

Net income per share:
Basic	$0.09	$0.07	$0.33	$0.29
Diluted	$0.09	$0.07	$0.33	$0.29

Weighted average shares outstanding:
Basic	158.5	157.8	158.4	157.8
Diluted	159.3	158.5	159.0	158.6

Dividends declared per share	$0.0550	$0.0525	$0.1650	$0.1575

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three months ended		Nine months ended
	June 30,		June 30,
	2021	2020	2021	2020

	(in millions)
Net income	$14.4	$11.2	$52.0	$45.3
Other comprehensive income (loss):
Pension	0.7	0.7	1.9	2.2
Income tax effects	(0.2)	(0.2)	(0.5)	(0.5)
Foreign currency translation	4.4	(1.7)	8.5	—
Total other comprehensive income (loss), net	4.9	(1.2)	9.9	1.7
Total comprehensive income	$19.3	$10.0	$61.9	$47.0

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	Three months ended		Nine months ended
	June 30,		June 30,
	2021	2020	2021	2020

	(in millions)
Common stock
Balance, beginning of period	$1.6	$1.6	$1.6	$1.6
Change in common stock at par value	—	—	—	—
Balance, end of period	1.6	1.6	1.6	1.6

Additional paid-in capital
Balance, beginning of period	1,364.2	1,390.1	1,378.0	1,410.7
Dividends declared	(8.7)	(8.3)	(26.1)	(24.9)
Shares repurchased under buyback program	—	—	—	(5.0)
Buyout of noncontrolling interest	—	—	—	(3.2)
Shares retained for employee taxes	—	—	(1.0)	(0.7)
Stock-based compensation	2.7	1.1	6.3	3.8
Stock issued under stock compensation plan	0.5	0.4	1.5	2.6
Balance, end of period	1,358.7	1,383.3	1,358.7	1,383.3

Accumulated deficit
Balance, beginning of period	(676.7)	(752.1)	(714.2)	(786.2)
Net income	14.4	11.2	52.0	45.3
Cumulative effect of accounting change	—	—	(0.1)	—
Balance, end of period	(662.3)	(740.9)	(662.3)	(740.9)

Accumulated other comprehensive (loss) income
Balance, beginning of period	(19.7)	(33.1)	(24.7)	(36.0)
Other comprehensive (loss) income	4.9	(1.2)	9.9	1.7
Balance, end of period	(14.8)	(34.3)	(14.8)	(34.3)

Noncontrolling interest
Balance, beginning of period	—	—	—	2.2
Acquisition of joint venture partner’s interest	—	—	—	(2.2)
Balance, end of period	—	—	—	—

Total stockholders' equity	$683.2	$609.7	$683.2	$609.7

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended
	June 30,
	2021	2020

	(in millions)
Operating activities:
Net income	$52.0	$45.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	23.4	21.7
Amortization	21.2	21.1
Loss on early debt extinguishment	16.7	—
Stock-based compensation	6.3	3.8
Pension (benefits) costs	(1.4)	2.2
Deferred income taxes	0.9	1.4
Inventory reserves provision	6.8	5.6
Other, net	1.2	1.6
Changes in assets and liabilities, net of acquisition:
Receivables, net	(18.1)	17.4
Inventories	(19.1)	5.0
Other assets	0.3	0.7
Accounts payable	18.1	(25.6)
Walter Energy accrual	—	(22.0)
Other current liabilities	11.3	6.0
Other noncurrent liabilities	3.7	(6.4)
Net cash provided by operating activities	123.3	77.8
Investing activities:
Capital expenditures	(46.1)	(51.2)
Acquisition, net of cash acquired	(19.7)	—
Proceeds from sale of assets	0.4	0.3
Net cash used in investing activities	(65.4)	(50.9)
Financing activities:
Issuance of debt	450.0	—
Repayment of debt	(462.4)	—
Dividends paid	(26.1)	(24.9)
Deferred financing costs paid	(6.0)	—
Proceeds from financing transaction	3.9	—
Acquisition of joint venture partner's interest	—	(5.2)
Employee taxes related to stock-based compensation	(1.0)	(0.7)
Common stock issued	1.5	2.6
Common stock repurchased under buyback program	—	(5.0)
Other	(0.5)	0.6
Net cash used in financing activities	(40.6)	(32.6)
Effect of currency exchange rate changes on cash	2.4	(0.3)
Net change in cash and cash equivalents	19.7	(6.0)
Cash and cash equivalents at beginning of period	208.9	176.7
Cash and cash equivalents at end of period	$228.6	$170.7

Supplemental cash flow information:
Cash paid for interest	$25.2	$24.3
Cash paid for income taxes	$12.6	$5.9
The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2021
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
On June 14, 2021, we acquired all the outstanding capital stock of i2O Water Ltd, a provider of pressure management solutions to more than 100 water companies in 45 countries. i2O Water Ltd is organized under the laws of the United Kingdom. The condensed consolidated balance sheet at June 30, 2021 includes the preliminary acquisition accounting for i20 Water Ltd. The results of i20 Water Ltd’s operations and cash flows for the period subsequent to the acquisition are included in the condensed consolidated statement of operations and condensed consolidated statement of cash flows, respectively, since the acquisition date. Refer to Note 2 for additional disclosures related to the acquisition.
During the three months ended March 31, 2021, we aligned the consolidation of the financial statements of Krausz Industries Development Ltd. and subsidiaries (“Krausz”) in the Company’s consolidated financial statements, eliminating the previous inclusion of Krausz financial statements with a one-month reporting lag. In accordance with applicable accounting literature, the elimination of the one-month reporting lag is considered to be a change in accounting principle. We believe this change in accounting principle is preferable as the financial statements of all of our subsidiaries are now reported on the same basis, providing the most current information available. The effect of the elimination of the reporting lag during the nine months ended June 30, 2021 resulted in an increase of $6.0 million to net sales and an increase of $1.4 million to operating income. We concluded that the effect of this change is not material to the balance sheets, statements of operations, statements of cash flows, net income and earnings per share and therefore have not retrospectively applied this change.
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
In preparing these financial statements in conformity with GAAP, we have considered and, where appropriate, included the effects of the COVID-19 pandemic on our operations. The pandemic continues to provide significant challenges to the U.S. and global economies.
Unless the context indicates otherwise, whenever we refer to a particular year, we mean our fiscal year ended or ending September 30 in that particular calendar year.
Recently Adopted Accounting Guidance
During 2016, the Financial Accounting Standards Board (“FASB”) issued standard Accounting Standard Codification (“ASC”) 326 - Current Expected Credit Losses to replace the “incurred loss” impairment approach with an “expected loss”

approach, which requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. We have completed historical and forward-looking analyses for receivables and adopted this guidance effective October 1, 2020. Upon adoption, there was no material impact to our financial statements.
Recent Accounting Guidance Not Yet Adopted
In December 2019, the FASB issued Accounting Standards Update (“ASU”) No. 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”). ASU 2019-12 simplifies the accounting for income taxes by clarifying and amending existing guidance related to the recognition of franchise tax, the evaluation of a step up in the tax basis of goodwill, and the effects of enacted changes in tax laws or rates in the effective tax rate computation, among other clarifications. ASU 2019-12 is effective for public business entities for fiscal years beginning after December 15, 2020, including interim periods within that fiscal year, with early adoption permitted. We plan to adopt this standard on October 1, 2021 and do not expect it to have a material impact on our financial statements.
In March 2020, the FASB issued ASU No. 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting" (“ASU 2020-04”). The new guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference the London Inter Bank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued due to reference rate reform. ASU 2020-04 is effective from March 12, 2020, but can be adopted prospectively from a date within an interim period subsequent to March 12, 2020. We are currently evaluating our contracts and the optional expedients provided by ASU 2020-04. We plan to adopt this standard on October 1, 2021 and do not expect it to have a material impact on our financial statements.
Restructuring
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
In March 2021, we announced the planned closures of our facilities in Aurora, Illinois and Surrey, British Columbia, Canada. Most of the activities from these plants will be transferred to our Kimball, Tennessee facility. We expect to substantially complete these facility closures by the third quarter of our fiscal year 2022 and expect to incur total expenses related to this restructuring of approximately $14.0 million, including termination benefit costs of approximately $4.8 million and other associated costs of $9.2 million. Of the total $14.0 million estimated costs, approximately $3.6 million are expected to be non-cash charges. Expenses incurred during the nine months ended June 30, 2021 were approximately $4.2 million, including approximately $1.8 million of termination benefit costs which are included in Strategic reorganization and other charges and approximately $2.4 million in inventory write-downs which are included in Cost of sales.
Activity in accrued restructuring, reported as part of other current liabilities, is presented below.

	Nine months ended
	June 30,
	2021	2020

	(in millions)
Beginning balance	$2.8	$1.7
Expenses incurred	2.0	3.1
Amounts paid	(2.2)	(1.5)
Ending balance	$2.6	$3.3

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

Note 2.    Business Combination
Acquisition of i20 Water Ltd
On June 14, 2021, we acquired all the outstanding capital stock of i20 Water Ltd for $19.7 million, net of cash acquired. The purchase agreement provides for customary final adjustments, including a net working capital adjustment, which we expect to occur in calendar 2021.
We have recognized the assets acquired and liabilities assumed at their estimated acquisition date fair values, with the excess of the consideration paid over the estimated fair values of the identifiable net assets acquired recorded as goodwill. The accounting for the business combination is based on currently available information and is considered preliminary. We have retained a third-party valuation specialist to assist in our estimate of the fair value of acquired intangible assets. We have not yet received a final valuation report for acquired intangible assets and we are also still gathering information about income taxes, deferred taxes and current assets and liabilities. The final accounting for the business combination may differ materially from that presented in these unaudited consolidated statements.

The following is a summary of the estimated fair values of the net assets acquired (in millions):

Assets, net of cash:
Receivables	$0.5
Inventories	0.6
Other current assets	0.9
Tradename	2.0
Customer relationships	2.1
Non-compete agreements	0.4
Developed technology	5.9
Goodwill	13.6
Liabilities:
Accounts payable	(0.8)
Other current liabilities	(2.9)
Deferred income taxes	(2.6)
Fair value of net assets acquired, net of cash	$19.7
The preliminary estimated goodwill above is attributable to the strategic opportunities and synergies that we expect to arise from the acquisition of i20 Water Ltd and the workforce of the acquired business. The goodwill is nondeductible for income tax purposes.

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
Disaggregation of Revenue
We disaggregate our revenues from contracts with customers by reportable segment (see Note 10.) and further by geographical region as we believe this best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. Geographical region represents the location of the customer.
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

The table below represents the balances of our customer receivables and deferred revenues.

	June 30,	September 30,
	2021	2020

	(in millions)
Billed receivables	$199.9	$180.3
Unbilled receivables	7.2	5.3
Total customer receivables	$207.1	$185.6

Deferred revenues	$7.4	$5.6

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
Note 4. Income Taxes
The reconciliation between the U.S. federal statutory income tax rate and the effective income tax rate is presented below.

	Three months ended		Nine months ended
	June 30,		June 30,
	2021	2020	2021	2020
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%	21.0%
Adjustments to reconcile to the effective tax rate:
State income taxes, net of federal benefit	4.2	4.5	4.2	4.5
Excess tax (benefits) related to stock-based compensation	—	—	(0.3)	(0.6)
Tax credits	(1.7)	(1.7)	(1.7)	(2.6)
Global Intangible Low-Taxed Income	0.5	(0.2)	0.5	(0.1)
Foreign income tax rate differential	(0.4)	(0.5)	(0.4)	(0.6)
Nondeductible compensation	0.6	1.0	0.6	0.6
Basis difference in foreign investment	1.2	0.3	1.2	—
Valuation allowances	—	(0.3)	0.7	(0.5)
Reversal of uncertain tax positions	—	(2.1)	—	(0.5)
Other	2.6	1.3	0.5	1.5
Effective income tax rate	28.0%	23.3%	26.3%	22.7%

At June 30, 2021 and September 30, 2020, the gross liabilities for uncertain tax positions were $5.0 million and $4.5 million, respectively, and are included within Other noncurrent liabilities.

Note 5. Borrowing Arrangements
The components of our long-term debt are presented below.

	June 30,	September 30,
	2021	2020

	(in millions)
4.0% Senior Notes	$450.0	$—
5.5% Senior Notes	—	450.0
Finance leases	2.1	2.5
	452.1	452.5
Less deferred financing costs	(5.5)	(4.9)
Less current portion	(1.0)	(1.1)
Long-term debt	$445.6	$446.5

4.0% Senior Unsecured Notes. On May 28, 2021, we privately issued $450.0 million of 4.0% Senior Unsecured Notes (“Notes”), which mature on June 15, 2029 and bear interest at 4.0%, paid semi-annually on June 15th and December 15th. We capitalized $5.5 million of debt issuance costs, which are being amortized over the term of the Notes using the effective interest method. Proceeds from the Notes, along with cash on hand were used to redeem our previously existing 5.5% Senior Unsecured Notes (“5.5% Notes”). Substantially all of our U.S. subsidiaries guarantee the Notes, which are subordinate to borrowings under our asset-based lending agreement (“ABL Agreement”). Based on quoted market prices, which is a Level 1 measurement, the outstanding Notes had a fair value of $461.3 million as of June 30, 2021.
An indenture securing the Notes (“Indenture”) contains customary covenants and events of default, including covenants that limit our ability to incur certain debt and liens. There are no financial maintenance covenants associated with the Indenture. We believe we were in compliance with these covenants at June 30, 2021.

We may redeem some or all of the Notes at any time or from time to time prior to June 15, 2024 at certain “make-whole” redemption prices (as set forth in the Indenture) and on or after June 15, 2024 at specified redemption prices (as set forth in the Indenture). Additionally, we may redeem up to 40% of the aggregate principal amount of the Notes at any time or from time to time prior to June 15, 2024 with the net proceeds of specified equity offerings at specified redemption prices (as set forth in the Indenture). Upon a change in control (as defined in the Indenture), we would be required to offer to purchase the Notes at a price equal to 101% of the outstanding principal amount of the Notes.

5.5% Senior Unsecured Notes. On June 12, 2018, we privately issued $450.0 million of 5.5% Notes which were set to mature in 2026 and bore interest at 5.5%, paid semi-annually. We called the 5.5% Notes effective June 17, 2021 and redeemed the 5.5% Notes with proceeds from the issuance of the Notes and cash on hand. As a result, we incurred $16.7 million in loss on extinguishment of debt, comprised of a $12.4 million call premium and a $4.3 million write-off of the remaining deferred debt issuance costs.

ABL Agreement. The ABL Agreement consists of a $175.0 million revolving credit facility that includes up to $25.0 million in swing line loans and up to $60.0 million of letters of credit and permits us to increase the size of the credit facility by an additional $150.0 million in certain circumstances subject to adequate borrowing base availability.
Borrowings under the ABL Agreement bear interest at a floating rate equal to the LIBOR, plus an applicable margin ranging from 200 to 225 basis points, or a base rate, as defined in the ABL Agreement, plus an applicable margin ranging from 100 to 125 basis points. At June 30, 2021, the applicable rate was LIBOR plus 200 basis points.
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

The ABL Agreement terminates on July 29, 2025 and includes a commitment fee for any unused borrowing capacity of 37.5 basis points per annum. Our obligations under the ABL Agreement are secured by a first-priority perfected lien on all of our U.S. receivables and inventories, certain cash and other supporting obligations. Borrowings are not subject to any financial maintenance covenants unless excess availability is less than the greater of $17.5 million and 10% of the Loan Cap as defined in the ABL Agreement. Excess availability based on June 30, 2021 data was $145.1 million as reduced by outstanding letters of credit of $15.0 million and accrued fees and expenses of $1.7 million.
Note 6. Derivative Financial Instruments
In connection with the acquisition of Singer Valve in 2017, we loaned U.S. dollar-denominated funds to one of our Canadian subsidiaries. Although this intercompany loan has no direct effect on our consolidated financial statements, it creates exposure to currency risk for the Canadian subsidiary. To reduce this exposure, we entered into a U.S. dollar-Canadian dollar swap contract with the Canadian subsidiary and an offsetting Canadian dollar-U.S. dollar swap with a domestic bank. The currency swap contracts expire in February 2022. We have not designated these swaps as hedges and thus we include the changes in their fair values in earnings to offset the currency gains and losses associated with the intercompany loan. The values of our currency swap contracts were liabilities of $1.6 million and $0.2 million at June 30, 2021 and September 30, 2020, respectively, and are included in Other current liabilities and Other noncurrent liabilities, respectively.
Note 7. Retirement Plans
The components of net periodic benefit cost for our pension plans are presented below.

	Three months ended		Nine months ended
	June 30,		June 30,
	2021	2020	2021	2020

	(in millions)
Service cost	$0.4	$0.4	$1.2	$1.2
Pension costs (benefits) other than service:
Interest cost	2.5	2.8	7.5	8.4
Expected return on plan assets	(3.9)	(4.2)	(11.7)	(12.6)
Amortization of actuarial net loss	0.6	0.7	1.8	2.0
Pension benefits other than service	(0.8)	(0.7)	(2.4)	(2.2)
Net periodic benefit	$(0.4)	$(0.3)	$(1.2)	$(1.0)

The amortization of actuarial losses, net of tax, is recorded as a component of other comprehensive loss.

Note 8. Stock-based Compensation Plans
We grant various forms of stock-based compensation, including market-based restricted stock units (“MRSUs”), restricted stock units, stock options and performance-based restricted stock units (“PRSUs”) under our Amended and Restated 2006 Mueller Water Products, Inc. Stock Incentive Plan (the “2006 Stock Plan”), Phantom Plan instruments under our Mueller Water Products, Inc. 2012 Phantom Plan, and Employee stock purchase plan instruments under our 2006 Employee Stock Purchase Plan. Grants during the nine months ended June 30, 2021 are as follows:

	Units granted	Weighted average grant date fair value per instrument	Total grant date fair value (in millions)
Quarter ended December 31, 2020
MRSUs	234,199	$15.39	$3.6
Phantom Plan instruments	180,987	11.86	2.1
Restricted stock units	129,081	11.86	1.5
Non-qualified stock options	423,405	3.05	1.3
PRSUs: 2020 award	60,019	11.86	0.7
2019 award	84,483	11.86	1.0
Employee stock purchase plan instruments	40,286	1.92	0.1

Quarter ended March 31, 2021
MRSUs	4,187	$14.26	$0.1
Phantom Plan instruments	1,254	11.94	—
Restricted stock units	82,565	12.81	1.1
Non-qualified stock options	8,115	3.08	—
Employee stock purchase plan instruments	35,325	2.24	0.1

Quarter ended June 30, 2021
Phantom Plan instruments	3,567	$14.29	$0.1
Restricted stock units	7,127	13.32	0.1
Employee stock purchase plan instruments	32,916	2.52	0.1
			$11.9

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
At June 30, 2021, the outstanding Phantom Plan instruments had a fair value of $14.42 per instrument and our liability for Phantom Plan instruments was $2.7 million and is included within Other current liabilities and Other noncurrent liabilities.

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
We did not issue any shares of common stock during the three months ended June 30, 2021. We issued 103,058 shares of common stock during the nine months ended June 30, 2021 to settle PRSUs during the period. Additionally, we issued 2,324 and 221,873 shares of common stock to settle restricted stock units vested and issued zero and 108,950 shares of common stock to settle stock options exercised during the three and nine months ended June 30, 2021, respectively.
Operating income included stock-based compensation expense of $3.4 million and $1.8 million during the three months ended June 30, 2021 and 2020, respectively, and $8.4 million and $5.0 million during the nine months ended June 30, 2021 and 2020, respectively. At June 30, 2021, there was approximately $11.5 million of unrecognized compensation expense related to stock-based compensation arrangements and there were 199,994 PRSUs that have been awarded for the 2021 and 2022 performance periods for which performance goal achievement cannot yet be determined.
We excluded 131,178 and 474,423 stock-based compensation instruments from the calculations of diluted earnings per share for the three months ended June 30, 2021 and 2020, respectively, and 566,666 and 274,009 for the nine months ended June 30, 2021 and 2020, respectively, since their inclusion would have been antidilutive.

Note 9. Supplemental Balance Sheet Information
Selected supplemental asset information is presented below.

	June 30,	September 30,
	2021	2020

	(in millions)
Inventories, net:
Purchased components and raw material	$102.2	$87.3
Work in process	31.2	32.4
Finished goods	43.5	42.8
Total inventories, net	$176.9	$162.5

Other current assets:
Prepaid expenses	$10.7	$10.9
Non-trade receivables	7.1	8.5
Workers’ compensation reimbursement receivable	1.1	—
Maintenance and repair supplies and tooling	2.7	3.7
Income taxes	0.6	5.5
Other current assets	4.0	0.4
Total other current assets	$26.2	$29.0

Property, plant and equipment, net:
Land	$6.1	$6.2
Buildings	81.6	80.4
Machinery and equipment	428.4	406.3
Construction in progress	76.0	57.4
Total property, plant and equipment	592.1	550.3
Accumulated depreciation	(316.8)	(296.5)
Total property, plant and equipment, net	$275.3	$253.8

Other noncurrent assets:
Operating lease right-of-use assets	$24.0	$25.6
Maintenance and repair supplies and tooling	19.1	17.5
Workers’ compensation reimbursement receivable	3.2	—
Pension assets	4.2	0.9
Note receivable	1.8	1.8
Deferred financing fees	1.4	1.3
Other noncurrent assets	5.2	4.2
Total other noncurrent assets	$58.9	$51.3

Selected supplemental liability information is presented below.

	June 30,	September 30,
	2021	2020

	(in millions)
Other current liabilities:
Compensation and benefits	$38.9	$32.8
Customer rebates	16.0	9.6
Warranty accrual	3.1	7.2
Deferred revenues	7.4	5.6
Refund liability	5.5	4.3
Taxes other than income taxes	4.7	3.9
Operating lease liabilities	3.8	4.0
Workers’ compensation accrual	3.6	2.7
CARES Act payroll tax liabilities	3.6	—
Restructuring liabilities	2.6	2.8
Environmental liabilities	1.2	1.2
Interest payable	1.7	7.3
Income taxes payable	—	0.2
Other	9.2	5.0
Total other current liabilities	$101.3	$86.6

Other noncurrent liabilities:
Operating lease liabilities	$21.8	$23.3
Warranty accrual	8.0	7.2
Transition tax liability	4.7	5.2
Uncertain tax position liability	5.0	4.5
NMTC liability	3.9	—
Workers’ compensation accrual	8.5	3.8
Asset retirement obligation	3.6	3.5
CARES Act payroll tax liabilities	3.6	3.3
Deferred development grant	2.5	2.5
Other	3.2	3.0
Total other noncurrent liabilities	$64.8	$56.3

Goodwill
Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis each September 1st and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.
The following table summarizes information concerning our goodwill balance for the nine months ended June 30, 2021, in millions.

Balance at September 30, 2020	$99.8
Acquisition of i2O Water Ltd	13.6
Effects of changes in foreign currency exchange rates	2.6
Balance at June 30, 2021	$116.0

Note 10. Segment Information
Summarized financial information for our segments is presented below. Net sales and operating income associated with certain products have been reclassified as Technologies segment items to conform to the current period presentation.

	Three months ended		Nine months ended
	June 30,		June 30,
	2021	2020	2021	2020

	(in millions)
Net sales, excluding intercompany:
Infrastructure	$287.3	$209.4	$750.1	$641.6
Technologies	23.2	19.1	65.3	57.2
	$310.5	$228.5	$815.4	$698.8
Operating income (loss):
Infrastructure	$64.0	$43.6	$158.2	$129.4
Technologies	(2.7)	(3.6)	(8.8)	(10.0)
Corporate	(18.6)	(20.0)	(45.5)	(43.3)
	$42.7	$20.0	$103.9	$76.1
Depreciation and amortization:
Infrastructure	$13.0	12.2	$38.2	$36.3
Technologies	2.1	2.3	6.2	6.4
Corporate	0.1	—	0.2	0.1
	$15.2	$14.5	$44.6	$42.8
Strategic reorganization and other (credits) charges:
Infrastructure	$0.2	$—	$(0.4)	$0.4
Technologies	—	—	—	—
Corporate	3.7	8.6	6.5	11.5
	$3.9	$8.6	$6.1	$11.9
Capital expenditures:
Infrastructure	$13.8	$13.4	$43.3	$49.1
Technologies	1.2	0.5	2.7	1.8
Corporate	—	—	0.1	0.3
	$15.0	$13.9	$46.1	$51.2
Infrastructure disaggregated net revenues:
Central	$71.1	$57.4	$192.1	$163.6
Northeast	52.9	38.7	141.8	135.3
Southeast	57.6	35.6	144.1	119.8
West	71.2	50.7	188.1	154.3
United States	252.9	182.4	666.2	573.0
Canada	27.9	20.7	60.4	47.3
Other international locations	6.5	6.3	23.5	21.3
	$287.3	$209.4	$750.1	$641.6
Technologies disaggregated net revenues:
Central	$5.7	$5.1	$17.3	$13.6
Northeast	3.0	4.1	10.0	15.0
Southeast	8.5	5.2	22.3	16.6
West	4.8	3.7	12.7	8.9
United States	22.0	18.1	62.2	54.1
Canada	0.5	0.3	0.9	1.2
Other international locations	0.7	0.7	2.3	1.9
	$23.2	$19.1	$65.3	$57.2

Note 11. Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss is presented below.

	Pension, net of tax	Foreign currency translation	Total

	(in millions)
Balance at September 30, 2020	$(32.7)	$8.0	$(24.7)
Current period other comprehensive income	1.4	8.5	9.9
Balance at June 30, 2021	$(31.3)	$16.5	$(14.8)

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
U.S. Pipe, which was sold in 2012, has been identified as a “potentially responsible party” (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act in connection with a former manufacturing facility operated by U.S. Pipe that was in the vicinity of a proposed Superfund site located in North Birmingham, Alabama. Under the terms of the acquisition agreement relating to our sale of U.S. Pipe, we agreed to indemnify the purchaser for certain environmental liabilities, including those arising out of the former manufacturing site in North Birmingham. Accordingly, the purchaser tendered the matter to us for indemnification, which we accepted. Ultimate liability for the site will depend on many factors that have not yet been determined, including the determination of the Environmental Protection Agency’s remediation costs, the number and financial viability of the other PRPs (there are four other PRPs currently) and the determination of the final allocation of the costs among the PRPs. Since the amounts of such costs cannot be reasonably estimated at this time, no amounts have been accrued for this matter at June 30, 2021.

Walter Energy. On November 18, 2019, we paid approximately $22.2 million to the Internal Revenue Service in final settlement of a tax dispute related to our former parent company, Walter Energy, Inc.
Mass Shooting Event at our Mueller Co. Facility in Albertville, Alabama. On June 15, 2021, we experienced a mass shooting event at our Mueller Co. facility in Albertville, Alabama, in which two employees were killed and two employees were injured. Various workers’ compensation claims arising from the event have been made to date, and we anticipate that additional claims may be made, and that liability under such claims, if any, is not expected to have a material adverse effect on our results of operations or cash flows. However, the possibility of other legal proceedings, and any related effects, arising from this event cannot be predicted with certainty.
The COVID-19 Pandemic. The pandemic has caused, and is likely to continue to cause, severe economic, market and other disruptions to the U.S. and global economies. We have taken action and continue to counter such disruption and work to protect the safety of our production workers as essential workers at our various manufacturing plants, distribution centers and research and development centers. We are uncertain of the potential magnitude or duration of the business and economic impacts from the unprecedented public health effort to contain and combat the spread of COVID-19, and while the extent to which the pandemic affects our results will depend on future developments, including COVID-19 variants, the outbreak could result in material effects to our future financial position, results of operations, cash flows and liquidity.
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
Note 13. Subsequent Events
On July 29, 2021, our Board of Directors declared a dividend of $0.0550 per share on our common stock, payable on or about August 20, 2021 to stockholders of record at the close of business on August 10, 2021.

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
We expect the operating environment during the remainder of our fiscal year 2021 to continue to be very challenging due to the uncertainty around the depth and duration of the pandemic, which has accelerated and may continue to accelerate inflation and global supply chain disruptions. We anticipate that growth in the residential construction end market will continue to help offset anticipated challenges in the project-related portion of the municipal market. In July 2021, Blue Chip Economic Indicators forecasted a 16% increase in housing starts for calendar 2021 compared to the prior year primarily due to the low interest rate environment in the United States.

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
Infrastructure
In December 2018, we completed our acquisition of Krausz Industries Development Ltd. and subsidiaries (“Krausz”), a manufacturer of pipe couplings, grips and clamps with operations in the United States and Israel. During the three months ended March 31, 2021, we aligned the consolidation of Krausz in the consolidated financial statements which previously included results on a one-month reporting lag. The impact of the elimination of the reporting lag during the nine months ended June 30, 2021 resulted in an increase of $6.0 million to net sales and $1.4 million in operating income.
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
Technologies
The municipal market is the key end market for Technologies. Our Technologies segment is typically project-oriented and dependent on our customers’ adoption of our technology-based products and services.
On June 14, 2021, we acquired all the outstanding capital stock of i20 Water Ltd, a provider of pressure management solutions to more than 100 water companies in 45 countries for $19.7 million, net of cash acquired. i2O Water Ltd is organized under the laws of the United Kingdom. The purchase agreement provides for customary final adjustments, including a net working capital adjustment, which we expect to occur in 2021.

Results of Operations
Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

	Three months ended June 30, 2021
	Infrastructure	Technologies	Corporate	Total

	(in millions)
Net sales	$287.3	$23.2	$—	$310.5
Gross profit	101.1	4.3	—	$105.4
Operating expenses:
Selling, general and administrative	36.9	7.0	14.9	58.8
Strategic reorganization and other charges	0.2	—	3.7	3.9
Total operating expenses	37.1	7.0	18.6	62.7
Operating income (loss)	$64.0	$(2.7)	$(18.6)	42.7
Other expenses (income):
Loss on early extinguishment of debt				16.7
Pension benefit other than service				(0.8)
Interest expense, net				6.8
Income before income taxes				20.0
Income tax expense				5.6
Net income				$14.4

	Three months ended June 30, 2020
	Infrastructure	Technologies	Corporate	Total

	(in millions)
Net sales	$209.4	$19.1	$—	$228.5
Gross profit	73.3	2.4	—	$75.7
Operating expenses:
Selling, general and administrative	29.7	6.0	11.4	47.1
Strategic reorganization and other charges	—	—	8.6	8.6
Total operating expenses	29.7	6.0	20.0	55.7
Operating income (loss)	$43.6	$(3.6)	$(20.0)	20.0
Other expenses (income):
Pension benefit other than service				(0.7)
Interest expense, net				6.1
Income before income taxes				14.6
Income tax expense				3.4
Net income				$11.2
Consolidated Analysis
Net sales for the three months ended June 30, 2021 increased $82.0 million or 35.9 percent to $310.5 million from $228.5 million in the comparable prior year period. This increase was primarily a result of increased shipment volumes at both Infrastructure and Technologies compared to the prior year and higher pricing at Infrastructure.
Gross profit for the three months ended June 30, 2021 increased $29.7 million to $105.4 million from $75.7 million in the prior year period. Gross profit increased primarily as a result of increased volumes and higher pricing. Partially offsetting the increase in gross profit were higher manufacturing costs due to inflation. Gross margin was 33.9% for the three months ended June 30, 2021 and improved 80 basis points compared to 33.1% in the prior year period.

Selling, general and administrative expenses (“SG&A”) for the three months ended June 30, 2021 increased $11.7 million to $58.8 million from $47.1 million in the prior year period primarily as a result of new product development and information technology expenses, higher personnel-related expenses including sales commissions associated with higher net sales and orders, incentive compensation and stock-based compensation. Additionally, travel and entertainment expenses were higher in the current year period, and we benefited from temporary reduction in personnel expenses due to furloughs and temporary pay cuts in the prior year period. SG&A as a percentage of net sales was 18.9% and 20.6% in the three months ended June 30, 2021 and 2020, respectively.
Strategic reorganization and other charges for the three months ended June 30, 2021 were $3.9 million, which primarily consisted of expenses associated with the Albertville tragedy, as well as termination benefits associated with the previously announced closures of our facilities in Aurora, Illinois and Surrey, British Columbia, Canada and acquisition transaction costs. Strategic reorganization and other charges for the three months ended June 30, 2020 of $8.6 million included an accrual related to a litigation settlement, facility relocation expenses and senior executive severance costs.
Interest expense, net increased $0.7 million in the three months ended June 30, 2021 compared to the prior year period primarily as a result of the timing of the issuance of the 4.0% Senior Notes and the extinguishment of the 5.5% Senior Notes. The components of interest expense, net are provided below.

	Three months ended
	June 30,
	2021	2020

	(in millions)
5.5% Notes	$5.2	$6.2
4.0% Notes	1.7	—
Deferred financing costs amortization	0.3	0.2
ABL Agreement	0.2	0.2
Capitalized interest	(0.6)	(0.5)
Other interest cost	0.1	0.1
	6.9	6.2
Interest income	(0.1)	(0.1)
Interest expense, net	$6.8	$6.1

The reconciliation between the U.S. federal statutory income tax rate and the effective income tax rate is presented below.

	Three months ended
	June 30,
	2021	2020
U.S. federal statutory income tax rate	21.0%	21.0%
Adjustments to reconcile to the effective tax rate:
State income taxes, net of federal benefit	4.2	4.5
Tax credits	(1.7)	(1.7)
Global Intangible Low-taxed Income	0.5	(0.2)
Foreign income tax rate differential	(0.4)	(0.5)
Nondeductible compensation	0.6	1.0
Basis difference in foreign investment	1.2	0.3
Valuation allowance	—	(0.3)
Reversal of uncertain tax positions	—	(2.1)
Other	2.6	1.3
Effective income tax rate	28.0%	23.3%

Segment Analysis
Infrastructure
Net sales for the three months ended June 30, 2021 increased $77.9 million or 37.2 percent to $287.3 million compared to $209.4 million in the prior year period. This increase was primarily a result of increased shipment volume and higher pricing across most of our Infrastructure product lines.

Gross profit for the three months ended June 30, 2021 increased to $101.1 million from $73.3 million in the prior year period primarily due to increased volumes and higher pricing, which were partially offset by inflation effecting Cost of sales. Gross margin was 35.2% for the three months ended June 30, 2021 and was 35.0% in the prior year period.
SG&A for the three months ended June 30, 2021 increased to $36.9 million from $29.7 million in the prior year period. This increase was primarily the result of higher personnel-related expenses, including sales commissions associated with higher net sales and orders, and incentive compensation, as well as information technology spending. Additionally, travel and entertainment expenses were higher in the current year period, and we benefited from the temporary reduction in personnel expenses due to furloughs and temporary pay reductions in the prior year period. SG&A as a percentage of net sales was 12.8% and 14.2%, respectively, for the three months ended June 30, 2021 and 2020.
Technologies
Net sales for the three months ended June 30, 2021 increased $4.1 million or 21.5% to $23.2 million from $19.1 million in the prior year period, primarily due to increased shipment volumes of our metering products.
Gross profit for the three months ended June 30, 2021 was $4.3 million compared to $2.4 million in the prior year period. Gross margin percentage was 18.5% and 12.6%, in the three months ended June 30, 2021 and 2020, respectively.
SG&A increased to $7.0 million from $6.0 million in the prior year period primarily due to increased new product development costs. SG&A as a percentage of net sales was 30.2% and 31.4% for the three months ended June 30, 2021 and 2020, respectively.
Corporate
SG&A was $14.9 million and $11.4 million in the three months ended June 30, 2021 and 2020, respectively, which was primarily the result of personnel-related expenses including stock-based compensation and incentive compensation. Additionally, travel and entertainment expenses were higher in the current year period as we benefited from the temporary reduction in personnel expenses due to furloughs and temporary pay cuts in the prior year period.

Nine Months Ended June 30, 2021 Compared to Nine Months Ended June 30, 2020

	Nine months ended June 30, 2021
	Infrastructure	Technologies	Corporate	Total

	(in millions)
Net sales	$750.1	$65.3	$—	$815.4
Gross profit	261.1	11.1	—	$272.2
Operating expenses:
Selling, general and administrative	103.3	19.9	39.0	162.2
Strategic reorganization and other (credits) charges	(0.4)	—	6.5	6.1
Total operating expenses	102.9	19.9	45.5	168.3
Operating income (loss)	$158.2	$(8.8)	$(45.5)	103.9
Other expenses (income):
Loss on early extinguishment of debt				16.7
Pension benefit other than service				(2.4)
Interest expense, net				19.0
Income before income taxes				70.6
Income tax expense				18.6
Net income				$52.0

	Nine months ended June 30, 2020
	Infrastructure	Technologies	Corporate	Total

	(in millions)
Net sales	$641.6	$57.2	$—	$698.8
Gross profit	225.4	8.9	—	$234.3
Operating expenses:
Selling, general and administrative	95.6	18.9	31.8	146.3
Strategic reorganization and other charges	0.4	—	11.5	11.9
Total operating expenses	96.0	18.9	43.3	158.2
Operating income (loss)	$129.4	$(10.0)	$(43.3)	76.1
Other expenses (income):
Pension benefit other than service				(2.2)
Interest expense, net				19.5
Walter Energy Accrual				0.2
Income before income taxes				58.6
Income tax expense				13.3
Net income				$45.3
Consolidated Analysis
Net sales for the nine months ended June 30, 2021 increased $116.6 million or 16.7 percent to $815.4 million from $698.8 million primarily due to increased shipment volumes across most of our product lines, higher pricing and a result of $6.0 million in Krausz sales recorded during the three months ended March 31, 2021 by eliminating the one-month reporting lag.
Gross profit for the nine months ended June 30, 2021 increased $37.9 million to $272.2 million from $234.3 million in the prior year period, primarily due to increased shipment volumes and higher pricing. These increases were partially offset by inflation and lesser expenditures associated with the pandemic, including voluntary emergency paid leave and other employee costs as well as additional sanitation and cleaning fees, and a $2.4 million inventory write-off recorded during the nine months ended June 30, 2021 associated with the announcement of our plant closures in Aurora, Illinois and Surrey, British Columbia, Canada. Gross margin was 33.4% for the nine months ended June 30, 2021 compared to 33.5% in the prior year period.

Selling, general and administrative expenses (“SG&A”) for the nine months ended June 30, 2021 increased to $162.2 million from $146.3 million in the prior year period primarily due to an increase in personnel-related expenses, including incentive compensation, an increase in sales commissions associated with higher net sales and orders, and stock-based compensation. Additionally, SG&A increased as a result of inflation and new product development and information technology spending. SG&A as a percentage of net sales was 19.9% and 20.9% in the nine months ended June 30, 2021 and 2020, respectively.
Strategic reorganization and other charges for the nine months ended June 30, 2021 were $6.1 million, which primarily related to the Albertville tragedy, and termination benefits associated with our announced plan closures in Aurora, Illinois and Surrey, British Columbia, Canada, as well as, legal and professional service expenses, partially offset by a one-time settlement gain in connection with an indemnification from a previously owned property. Strategic reorganization and other charges for the nine months ended June 30, 2020 were $11.9 million primarily related to a litigation settlement accrual, previously announced facility closures and legal and professional service expenses.

Interest expense, net declined $0.5 million in the nine months ended June 30, 2021 compared to the prior year period primarily due to an increase in capitalized interest, partially offset by an increase in interest expense as a result of the timing of the redemption of the 5.5% Notes and the issuance of the 4.0% Notes, as well as a decline in interest income. The components of net interest expense are provided below.

	Nine months ended
	June 30,
	2021	2020

	(in millions)
5.5% Notes	$17.6	$18.6
4.0% Notes	1.7	—
Deferred financing costs amortization	0.8	0.9
ABL Agreement	0.7	0.4
Capitalized interest	(1.7)	0.2
Other interest cost	0.3	0.4
Interest expense	19.4	20.5
Interest income	(0.3)	(1.0)
Interest expense, net	$19.0	$19.5

The reconciliation between the U.S. federal statutory income tax rate and the effective income tax rate is presented below.

	Nine months ended
	June 30,
	2021	2020
U.S. federal statutory income tax rate	21.0%	21.0%
Adjustments to reconcile to the effective tax rate:
State income taxes, net of federal benefit	4.2	4.5
Excess tax (benefits) related to stock-based compensation	(0.3)	(0.6)
Tax credits	(1.7)	(2.6)
Global Intangible Low-taxed Income	0.5	(0.1)
Foreign income tax rate differential	(0.4)	(0.6)
Nondeductible compensation	0.6	0.6
Basis difference in foreign investment	1.2	—
Valuation allowance	0.7	(0.5)
Reversal of uncertain tax positions	—	(0.5)
Other	0.5	1.5
Effective income tax rate	26.3%	22.7%

Segment Analysis
Infrastructure
Net sales for the nine months ended June 30, 2021 increased $108.5 million or 16.9 percent to $750.1 million compared to $641.6 million in the prior year period primarily due to higher shipment volumes across most of our product lines, higher pricing and the result of $6.0 million in Krausz sales recorded during the three months ended March 31, 2021 by eliminating the one-month reporting lag.
Gross profit for the nine months ended June 30, 2021 increased $35.7 million to $261.1 million from $225.4 million in the prior year period primarily due to increased shipment volumes, higher pricing, improved manufacturing performance and the benefit from the elimination of the Krausz one-month reporting lag. These increases were partially offset by higher costs associated with inflation, a $2.4 million Inventory write-off associated with the announcement of the closure of our Aurora, Illinois and Surrey, British Columbia, Canada facilities and $2.9 million in expenses related to the pandemic, including voluntary emergency paid leave and other employee costs as well as additional sanitation and cleaning fees. Gross margin was 34.8% for the nine months ended June 30, 2021 and was 35.1% in the prior year period.

SG&A for the nine months ended June 30, 2021 increased to $103.3 million from $95.6 million in the prior year period. This increase was primarily a result of an increase in personnel-related expenses, including higher sales commissions as a result of higher net sales and orders, incentive compensation and stock-based compensation. Additionally, SG&A increased as a result of inflation, information technology spending and new product development. Partially offsetting these increases was a temporary expense reduction of $2.9 million related to the pandemic, including reduced travel, trade shows and events. SG&A as a percentage of net sales was 13.8% and 14.9% for the nine months ended June 30, 2021 and 2020, respectively.
Technologies
Net sales for the nine months ended June 30, 2021 increased $8.1 million or 14.2% to $65.3 million from $57.2 million in the prior year period, primarily due to higher shipment volumes of our metering and leak detection-related products.
Gross profit for the nine months ended June 30, 2021 was $11.1 million compared to $8.9 million in the prior year period. Gross margin percentage was 17.0% and 15.6% in the nine months ended June 30, 2021 and 2020, respectively.
SG&A was $19.9 million and $18.9 million in the current and prior year periods, respectively. The increase was primarily as a result of new product development. SG&A as a percentage of net sales was 30.5% and 33.0% for the nine months ended June 30, 2021 and 2020, respectively.
Corporate
SG&A was $39.0 million and $31.8 million in the nine months ended June 30, 2021 and 2020, respectively. The increase was primarily as a result of higher personnel-related expenses including incentive compensation and stock-based compensation expense.
Liquidity and Capital Resources
We had cash and cash equivalents on hand of $228.6 million at June 30, 2021 and $145.1 million of additional borrowing capacity under our ABL Agreement based on June 30, 2021 data. Undistributed earnings from our subsidiaries in Canada, China, and Israel are considered to be permanently invested outside the United States. At June 30, 2021, cash and cash equivalents included $31.1 million, $11.7 million and $6.3 million in Israel, Canada and China, respectively.
On July 29, 2021, we declared a quarterly dividend of $0.0550 per share, payable on or about August 20, 2021, which will result in an estimated $8.7 million cash outlay.
We did not repurchase any shares of our outstanding common stock under our share repurchase program during the three and nine months ended June 30, 2021 and had $145.0 million remaining under our share repurchase authorization.
The ABL Agreement and Notes contain customary representations and warranties, covenants and provisions governing an event of default.  The covenants restrict our ability to engage in certain specified activities, including but not limited to the payment of dividends and the redemption of our common stock.
Cash flows from operating activities are categorized below.

	Nine months ended
	June 30,
	2021	2020

	(in millions)
Collections from customers	$797.4	$716.2
Disbursements, other than interest and income taxes	(636.3)	(586.0)
Walter Energy payment	—	(22.2)
Interest payments, net	(25.2)	(24.3)
Income tax payments, net	(12.6)	(5.9)
Cash provided by operating activities	$123.3	$77.8

Collections from customers were higher during the nine months ended June 30, 2021 compared to the prior year period primarily due to net sales growth.
Increased disbursements, other than interest and income taxes, during the nine months ended June 30, 2021 primarily relate to higher costs and expenses associated with increased sales. Additionally, we disbursed $22.0 million related to the final settlement of the Walter tax matter in the prior year period.

Capital expenditures were $46.1 million in the nine months ended June 30, 2021 and $51.2 million in the prior year period. These expenditures were primarily associated with previously announced large capital projects. For fiscal 2021, we have provided guidance that our capital expenditures are expected to be between $75.0 million and $80.0 million.
We anticipate that our existing cash, cash equivalents and borrowing capacity combined with our expected operating cash flows will be sufficient to meet our anticipated obligations as they become due through June 30, 2022.
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
ABL Agreement
At June 30, 2021, the ABL Agreement consisted of a $175.0 million revolving credit facility that includes up to $25.0 million through swing line loans and may have up to $60.0 million of letters of credit. The ABL Agreement permits us to increase the size of the credit facility by an additional $150.0 million in certain circumstances subject to adequate borrowing base availability.
Borrowings under the ABL Agreement bear interest at a floating rate equal to LIBOR, plus an applicable margin ranging from 200 to 225 basis points, or a base rate, as defined in the ABL Agreement, plus an applicable margin ranging from 100 to 125 basis points. At June 30, 2021, the applicable rate was LIBOR plus 200 basis points.
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
The ABL Agreement terminates on July 29, 2025 and includes a commitment fee for any unused borrowing capacity of 37.5 basis points per annum. Our obligations under the ABL Agreement are secured by a first-priority perfected lien on all of our U.S. receivables and inventories, certain cash and other supporting obligations. Borrowings are not subject to any financial maintenance covenants unless excess availability is less than the greater of $17.5 million and 10% of the Loan Cap as defined in the ABL Agreement. Excess availability based on June 30, 2021 data was $145.1 million, as reduced by $15.0 million of outstanding letters of credit and $1.7 million of accrued fees and expenses.
4.0% Senior Unsecured Notes
On May 28, 2021, we privately issued $450.0 million of 4.0% Senior Unsecured Notes (“Notes”), which mature in December 2029 and bear interest at 4.0%, paid semi-annually in June and December. We capitalized $5.5 million of financing costs, which are being amortized over the term of the Notes using the effective interest method. Proceeds from the Notes, along with cash on hand were used to redeem previously existing 5.5% Notes. Substantially all of our U.S. subsidiaries guarantee the Notes, which are subordinate to borrowings under our ABL Agreement.
An indenture securing the Notes (“Indenture”) contains customary covenants and events of default, including covenants that limit our ability to incur certain debt and liens. There are no financial maintenance covenants associated with the Indenture. We believe we were in compliance with these covenants at June 30, 2021.

We may redeem some or all of the Notes at any time or from time to time prior to June 15, 2024 at certain “make-whole” redemption prices (as set forth in the Indenture) and on or after June 15, 2024 at specified redemption prices (as set forth in the Indenture). Additionally, we may redeem up to 40% of the aggregate principal amount of the Notes at any time or from time to time prior to June 15, 2024 with the net proceeds of specified equity offerings at specified redemption prices (as set forth in the Indenture). Upon a change in control (as defined in the Indenture), we would be required to offer to purchase the Notes at a price equal to 101% of the outstanding principal amount of the Notes.

5.5% Senior Unsecured Notes
On June 12, 2018, we privately issued $450.0 million of 5.5% Notes, which were set to mature in 2026 and bore interest at 5.5%, paid semi-annually. We called the 5.5% Notes effective June 17, 2021 and settled with proceeds from the issuance of the Notes and cash on hand. As a result, we incurred $16.7 million in loss on extinguishment of debt, comprised of a $12.4 million call premium and a $4.3 million write-off of the remaining deferred debt issuance costs associated with the retirement of the 5.5% Notes.
Our corporate credit rating and the credit rating for our debt are presented below. These ratings are not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agencies.

	Moody’s		Standard & Poor’s
	June 30,	September 30,	June 30,	September 30,
	2021	2020	2021	2020
Corporate credit rating	Ba1	Ba2	BB	BB
ABL Agreement	Not rated	Not rated	Not rated	Not rated
4.0% Notes	Ba1	N/A	BB	N/A
5.5% Notes	N/A	Ba3	N/A	BB
Outlook	Stable	Stable	Stable	Stable

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements, including any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose” entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, at June 30, 2021 we did not have any undisclosed borrowings, debt, derivative contracts or synthetic leases. Therefore, we were not exposed to any financing, liquidity, market or credit risk that could have arisen had we engaged in such relationships.
We use letters of credit and surety bonds in the ordinary course of business to ensure the performance of contractual obligations. At June 30, 2021, we had $15.0 million of letters of credit and $36.7 million of surety bonds outstanding.
Seasonality
Our business is seasonal as a result of cold weather conditions. Net sales and operating income have historically been lowest in the three month periods ending December 31 and March 31 when the northern United States and all of Canada generally face weather conditions that restrict significant construction activity.
Item 4.    CONTROLS AND PROCEDURES
During the three months ended June 30, 2021, we continued our multi-year implementation of upgrades to our enterprise resource planning (ERP) system and the implementation of a new information technology system for processing of payroll and employee-related transactions.
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
Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended June 30, 2021, 781 shares were surrendered to us to pay the tax withholding obligations of participants in connection with the lapsing of restrictions on restricted stock units.

We did not repurchase any shares of our common stock during the three months ended June 30, 2021, and we had $145.0 million remaining under our share repurchase authorization.
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
101*
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in XBRL (Extensible Business Reporting Language), (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Other Comprehensive Loss, (iv) the Condensed Consolidated Statements of Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements.

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

MUELLER WATER PRODUCTS, INC.
Date:	August 5, 2021	By:	/s/ Suzanne G. Smith
Suzanne G. Smith
Chief Accounting Officer