Form 10-K
period 2021-09-30
Mueller Water Products, Inc.
filed 2021-11-19
CIK 1350593

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2021
OR
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒ Yes ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.) ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one): ☒ Large accelerated filer     ☐ Accelerated filer ☐ Non-accelerated filer     ☐ Smaller reporting company         ☐ Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant had filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes ☒ No
There were 157,999,037 shares of common stock of the registrant outstanding at November 10, 2021. At March 31, 2021, the aggregate market value of the voting and non-voting common stock held by non-affiliates (assuming only for purposes of this computation that directors and executive officers may be affiliates) was $2,176.3 million based on the closing price per share as reported on the New York Stock Exchange.
DOCUMENTS INCORPORATED BY REFERENCE
Applicable portions of the Proxy Statement for the upcoming 2022 Annual Meeting of Stockholders of the Company are incorporated by reference into Part III of this Form 10-K.

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
Industry and Market Data
In this Annual Report, we rely on and refer to information and statistics from third-party sources regarding economic conditions and trends, the demand for our water infrastructure, flow control, technology products, other products and services and the competitive conditions we face in serving our customers and end users. We believe these sources of information and statistics are reasonably accurate, but we have not independently verified them.
Most of our primary competitors are not publicly traded companies. Only limited current public information is available with respect to the size of our end markets and our relative competitive position. Our statements in this Annual Report regarding our end markets and competitive positions are based on our beliefs, studies and judgments concerning industry trends.
Forward-Looking Statements
This Annual Report contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements that address activities, events or developments that we intend, expect, plan, project, design, believe or anticipate will or may occur in the future are forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements we make regarding our business strategy, capital allocation plans, expectations for net sales and operating income margins, the outlook for general economic conditions, spending by municipalities and the residential and non-residential construction markets and the impact of these factors on our business and our expected financial performance. Forward-looking statements are based on certain assumptions and assessments made by us in light of our experience and perception of historical trends, current conditions and expected future developments. Actual results and the timing of events may differ materially from those contemplated by the forward-looking statements as a result of a number of factors, including regional, national or global political, economic, business, competitive, market and regulatory conditions and the other factors described under the section entitled “RISK FACTORS” in Item 1A of Part I of this Annual Report.
Undue reliance should not be placed on any forward-looking statements. We do not have any intention or obligation to update forward-looking statements, except as required by law.

PART I
Item 1.BUSINESS

Our Company
Mueller Water Products, Inc. is a Delaware corporation that was incorporated on September 22, 2005 under the name Mueller Holding Company, Inc.
We are a leading manufacturer and marketer of products and services used in the transmission, distribution and measurement of water in North America. Our products and services are used by municipalities and the residential and non-residential construction industries. Some of our products have leading positions as a result of their strong brand recognition and reputation for quality, service and innovation. We believe we have one of the largest installed bases of iron gate valves and fire hydrants in the United States. Our iron gate valve or fire hydrant products are specified for use in the largest 100 metropolitan areas in the United States. Our large installed base, broad product range and well-known brands have led to long-standing relationships with the key distributors and end users of our products. Our consolidated net sales were $1,111.0 million in 2021.
We operate our business through two segments, Infrastructure and Technologies. Segment sales, operating results and additional financial data and commentary are provided in the Segment Analysis section in Part II, Item 7. “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” and in Note 16. of the Notes to Consolidated Financial Statements in Part II, Item 8. “FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this Annual Report.
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
In October 2019, we acquired the remaining 51% noncontrolling ownership interest of our previously existing joint venture operation.
On June 14, 2021, we acquired all the outstanding capital stock of i2O Water Ltd (“i2O’), a provider of pressure management solutions to more than 100 water companies in 45 countries. i2O is organized under the laws of the United Kingdom. The consolidated balance sheet at September 30, 2021 includes the preliminary estimated fair values of the net assets of i2O. The results of i2O’s operations and cash flows for the period subsequent to the acquisition are included in the consolidated statement of operations and consolidated statement of cash flows, respectively, since the acquisition date.
Infrastructure
Infrastructure manufactures valves for water and gas systems, including iron gate, butterfly, tapping, check, knife, plug, automatic control and ball valves, as well as dry-barrel and wet-barrel fire hydrants, service brass products and a broad line of pipe repair products, such as clamps and couplings used to repair leaks. Infrastructure’s net sales were $1,022.0 million in 2021. Sales of Infrastructure products are driven principally by spending on water and wastewater infrastructure upgrade, repair and replacement, and by construction of new water and wastewater infrastructure, which is typically associated with construction of new residential communities. Infrastructure sells its products primarily through waterworks distributors. We believe a majority of Infrastructure’s 2021 net sales were for infrastructure upgrade, repair and replacement. Infrastructure also sells products for pipe repair to natural gas utilities.
Technologies
Technologies offers residential and commercial water metering, water leak detection and pipe condition assessment products, systems and services. Technologies’ net sales were $89.0 million in 2021. Technologies sells water metering systems, products, services and software directly to municipalities and to waterworks distributors, and water leak detection and pipe condition assessment products and services primarily to municipalities. i2O, which we acquired during our fiscal third quarter of 2021, sells pressure management intelligent water network solutions and software.

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
We have introduced a new software platform, Sentryx, that provides data intelligence to help water utilities make strategic and operational decisions. As our customers seek to use real-time data and analytics to manage and repair their aging infrastructures more efficiently, we believe we are uniquely positioned to provide solutions given our expertise and the large installed base of our products. This data includes leak detection, pressure monitoring, advanced metering and water quality, which are aggregated and consolidated within the Sentryx platform, providing utilities with critical information regarding their distribution systems.
Drive operational excellence.
We seek to bring best practices focused on Lean manufacturing with an investment mindset to deliver manufacturing productivity improvements. We expect these efforts will facilitate innovation and new product development, helping us drive sales growth and improve product margins. Productivity improvements at our facilities should allow us to lower costs, which can fund additional manufacturing initiatives and continued investment in product development.
Modernize manufacturing facilities.
We are prioritizing capital investments through 2023 to modernize our manufacturing facilities and processes. We believe this modernization will improve product quality, drive non-price margin expansion and expand our product portfolio. Our large valve manufacturing expansion in Chattanooga, Tennessee continued to ramp up production in 2021, and we expect to enter full-scale production in 2022. We are building out our new facility in Kimball, Tennessee to expand our machining and assembly capabilities in the Chattanooga area. In March 2021, we announced plans to consolidate our facilities in Aurora, Illinois and Surrey, British Columbia into the Kimball facility. We expect these investments will allow us to capitalize on the growing need for large valves as a result of the migration to more densely populated, urban areas and an increased focus by customers on products made in America. In addition, we are building a new brass foundry in Decatur, Illinois, scheduled to begin production late in 2022, to replace our nearby, existing brass foundry.
Continue to seek to acquire and invest in businesses and technologies that expand our existing portfolio of businesses or allow us to enter new markets.
We will continue to evaluate the acquisition of strategic businesses, technologies and product lines that have the potential to strengthen our competitive position, enhance or expand our existing product and service offerings, expand our technological capabilities, leverage our manufacturing capabilities, provide synergistic opportunities, enhance our customer relationships or allow us to enter new markets.  As part of this strategy, we may pursue international opportunities, including acquisitions, joint ventures and partnerships.

Description of Products and Services
We offer a broad line of water infrastructure, flow control, metrology and leak detection products and services primarily in the United States and Canada. Infrastructure sells water and gas valves, service brass, fire hydrants and pipe repair products. Technologies sells water metering products and systems as well as leak detection and pipe condition assessment products and services. Our products are designed, manufactured and tested in compliance with relevant industry standards.
Infrastructure

Infrastructure manufactures valves for water and gas systems, as well as fire hydrants, service brass and pipe repair products for water distribution.
Infrastructure’s water distribution products are manufactured to meet or exceed American Water Works Association (“AWWA”) Standards and, where applicable, certified to NSF/ANSI Standard 61 for potable water conveyance. In addition, Underwriters Laboratory (“UL”) and FM Approvals (“FM”) have approved many of these products. These products are typically specified by a water utility for use in its infrastructure system.
Water and Gas Valves and Related Products.  Infrastructure manufactures valves for water and gas systems, including iron gate, butterfly, tapping, check, knife, plug, automatic control and ball valves, and sells these products under a variety of brand names, including Mueller, Pratt, U.S. Pipe Valve and Hydrant, and Singer Valve. Water and gas valves and related products, generally made of iron or brass, accounted for $681.1 million, $583.2 million and $576.4 million of our gross sales in our 2021, 2020 and 2019 fiscal years, respectively. These valve products are used to control distribution and transmission of potable water, non-potable water or gas. Water valve products typically range in size from ¾ inch to 36 inches in diameter. Infrastructure also manufactures significantly larger valves as custom orders through some of its product lines. Most of these valves are used in water transmission or distribution, water treatment facilities or industrial applications.
Infrastructure also produces machines and tools for tapping, drilling, extracting, installing and stopping-off, which are designed to work with its water and gas fittings and valves as an integrated system.
Fire Hydrants.  Infrastructure manufactures dry-barrel and wet-barrel fire hydrants. Sales of fire hydrants and fire hydrant parts accounted for $236.7 million, $201.4 million and $199.7 million of our gross sales in our 2021, 2020 and 2019 fiscal years, respectively. Infrastructure sells fire hydrants for new water infrastructure development, fire protection systems and water infrastructure repair and replacement projects.
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
Most municipalities have approved a limited number of fire hydrant brands for installation within their systems as a result of their desire to use the same tools and operating instructions across their systems and to minimize inventories of spare parts. We believe Infrastructure’s large installed base of fire hydrants throughout the United States and Canada, reputation for superior quality and performance as well as specification positions have contributed to the leading market position of its fire hydrants. This large installed base also leads to recurring sales of replacement hydrants and hydrant parts.
Repair Products and Services. Infrastructure also sells pipe repair products, such as couplings, grips and clamps used to repair leaks, under the HYMAX, Mueller and Krausz brand names.
Technologies
Technologies provides innovative technology-based solutions, products and services that actively diagnose, measure and monitor the delivery of water.
Water Metering Products and Systems. In Technologies, we manufacture and source a variety of water technology products under the Mueller and Hersey brand names that are designed to help water providers accurately measure and control water usage. Technologies offers a complete line of residential, fire line and commercial metering solutions. Residential and commercial water meters are generally classified as either manually read meters or remotely read meters via radio technology. A manually read meter consists of a water meter and a register that gives a visual meter reading display. Meters equipped with radio transmitters (endpoints) use encoder registers to convert the measurement data from the meter (mechanical or static) into an encrypted digital format which is then transmitted via radio frequency to a receiver that collects and formats the data appropriately for water utility billing systems. These remotely or electronically read systems are either automatic meter reading (“AMR”) systems or fixed network advanced metering infrastructure (“AMI”) systems. With an AMR system, utility personnel with mobile equipment, including a radio receiver, computer and reading software, collect the data from utilities’ meters. With an AMI system, a network of permanent data collectors or gateway receivers that are always active or listening for the radio transmission from the utilities’ meters gather the data. AMI systems eliminate the need for utility personnel to travel through service territories to collect meter reading data. These systems provide the utilities with more frequent and diverse data at specified intervals from the utilities’ meters and allow for two-way communication. Technologies sells both AMR and AMI systems and related products. Our remote disconnect water meter enables the water flow to be stopped and started remotely via handheld devices or from a central operating facility.
Sales of water metering products and systems accounted for 78%, 79% and 81% of Technologies’ net sales in our 2021, 2020 and 2019 fiscal years, respectively.
Water Leak Detection and Pipe Condition Assessment Products and Services. Technologies develops technologies and offers products and services under the Echologics brand name that can non-invasively (without disrupting service or introducing a foreign object into the water system) detect underground leaks and assess the condition of water mains comprised of a variety of materials.  We leverage our proprietary acoustic technology to offer leak detection and condition assessment surveys. We also offer fixed leak detection systems that allow customers to continuously monitor and detect leaks on water distribution and transmission mains. We believe Technologies’ ability to offer non-invasive leak detection and pipe condition assessment services is a key competitive advantage.
Intelligent Water Network Solutions. i2O, which was acquired in June of 2021, develops and provides a range of intelligent water solutions including advanced pressure management, network analytics, event management and data logging.

Manufacturing
See “Item 2. PROPERTIES” for a description of our principal manufacturing facilities.
We will continue to expand the use of Lean manufacturing and Six Sigma business improvement methodologies where appropriate to safely capture higher levels of quality, service and operational efficiency in our manufacturing facilities in both segments.
Infrastructure
Infrastructure operates eleven manufacturing facilities located in the United States, Canada, Israel and China. These manufacturing operations include foundry, machining, fabrication, assembly, testing and painting operations. Not all facilities perform each of these operations. Infrastructure’s existing manufacturing capacity is sufficient for anticipated near-term requirements. However, in order to meet longer-term capacity requirements and modernize some production facilities, Infrastructure has expanded its large valve casting capabilities at its foundry located in Chattanooga, Tennessee, and is currently building out its new manufacturing facility in nearby Kimball, Tennessee to insource certain activities and assemble certain large valves. Additionally, Infrastructure is constructing a new brass foundry in Decatur, Illinois that will replace our existing brass foundry located nearby in Decatur.
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
Technologies
Technologies designs, manufactures, and assembles water metering products in Cleveland, North Carolina. Certain Technologies products are also manufactured in facilities primarily dedicated to Infrastructure products. Technologies designs and supports AMR and AMI systems in our research and development center of excellence for software and electronics in Atlanta, Georgia, designs leak detection and condition assessment products in Toronto, Ontario and designs and supports intelligent water solutions products and services in Southampton, United Kingdom.

Purchased Components and Raw Materials
Our products are made using various purchased components and several basic raw materials, including brass ingot, scrap steel, sand and resin. Purchased parts and raw materials represented approximately 36% and 20%, respectively, of Cost of sales in 2021.

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
The table below highlights selected brand names by segment.

Infrastructure	Technologies
Canada Valve™	Echologics®
Centurion®	Echoshore®
Ez-Max®	ePulse®
Hydro Gate®	Hersey™
Hydro-Guard®	i2O Water Ltd
HYMAX®	LeakFinderRT®
HYMAX VERSA®	LeakFinderST™
Jones®	LeakListener®
Krausz®	LeakTuner®
Milliken™	Mi.Echo®
Mueller®	Mi.Data®
Pratt®	Mi.Hydrant™
Pratt Industrial®	Mi.Net®
Repamax®	Mueller Systems®
Repaflex®	Sentryx™
Singer™
U.S. Pipe Valve and Hydrant, LLC

Seasonality
Our water infrastructure business depends upon construction activity, which is seasonal in many areas as a result of the impact of cold weather conditions on construction. Net sales and operating income have historically been lowest in the quarters ending December 31 and March 31 when the northern United States and all of Canada generally face weather conditions that restrict significant construction and other field crew activity. Generally speaking, for Infrastructure, approximately 45% of a fiscal year’s net sales occurs in the first half of the fiscal year with 55% occurring in the second half of the fiscal year, though this pattern was disrupted by the pandemic in 2020. See “Item 1A. RISK FACTORS-Seasonal demand for certain of our products and services may adversely affect our financial results.”

Sales, Marketing and Distribution
We sell primarily to distributors. Our distributor relationships are generally non-exclusive, but we attempt to align ourselves with key distributors in the principal markets we serve. We believe “Mueller” is the most recognized brand in the United States water infrastructure industry.
Infrastructure
Infrastructure sells its products primarily through waterworks distributors to a wide variety of end user customers, including municipalities, water and wastewater utilities, gas utilities, and fire protection and construction contractors. Sales of our products are heavily influenced by the specifications for the underlying projects. Approximately 8%, 7% and 8% of Infrastructure’s net sales were to Canadian customers in our 2021, 2020 and 2019 fiscal years, respectively.

Infrastructure’s extensive installed base, broad product range and well-known brands have led to many long-standing relationships with the key distributors in the principal markets we serve. Our distribution network covers all of the major locations for our principal products in the United States and Canada. Although we have long-standing relationships with most of our key distributors, we typically do not have long-term contracts with them, including our two largest distributors, which together accounted for approximately 38%, 35% and 34% of Infrastructure’s gross sales in our 2021, 2020 and 2019 fiscal years, respectively. The loss of either of these distributors would have a material adverse effect on our business. See “Item 1A. RISK FACTORS-Our business depends on a small group of key customers for a significant portion of our sales.”
Technologies
Technologies sells its water metering systems, products and services directly to municipalities and to waterworks distributors, and sells water leak detection and pipe condition assessment products and services, and intelligent water network solutions primarily to municipalities and to utility companies. Technologies’ five largest customers accounted for approximately 48%, 45% and 50% of its gross sales in our 2021, 2020 and 2019 fiscal years, respectively. The loss of any of these customers would have a material adverse effect on our business. See “Item 1A. RISK FACTORS-Our business depends on a small group of key customers for a significant portion of our sales.”

Backlog
We consider backlog to represent orders placed by customers for which goods or services have yet to be shipped. Backlog is a meaningful indicator for several of our product lines in Infrastructure and in our metering business in Technologies. The delivery lead time for these product lines can be longer than one year, and we expect approximately 6% of Infrastructure’s backlog at the end of 2021 will not be shipped until beyond 2022. Technologies manufactures or sources water meter systems that are sometimes ordered in large quantities with delivery dates over several years, and we expect approximately 23% of Technologies’ backlog will not be shipped until beyond 2022. Backlogs for Infrastructure and Technologies are as follows.

	September 30,
	2021	2020
	(in millions)
Infrastructure	$391.2	$147.6
Technologies	49.0	72.8
Total backlog	440.2	220.4

Sales cycles for metering systems can span several years, and it is common for customers to place orders throughout the contract period. Although we believe we have a common understanding with our customer as to the total value of a contract when it is awarded, we do not include customer orders in our backlog until the customer order is received.

Competition
The United States and Canadian markets for water infrastructure and flow control products are very competitive. See “Item 1A. RISK FACTORS-Strong competition could adversely affect prices and demand for our products and services, which would adversely affect our operating results.” There are only a few competitors for most of our product and service offerings. Many of our competitors are well-established companies with products that have strong brand recognition. We consider our installed base, product quality, customer service level, brand recognition, innovation, distribution and technical support to be competitive strengths.
The competitive environment for most of Infrastructure’s valve and hydrant products is mature and many end users are slow to transition to brands other than their historically preferred brand making it difficult to increase market share in this environment. We believe our fire hydrants and valves enjoy strong competitive positions based primarily on the extent of their installed base, product quality, specified position and brand recognition. Our principal competitors for fire hydrants and iron gate valves are McWane, Inc. and American Cast Iron Pipe Company. The primary competitors for our brass products are The Ford Meter Box Company, Inc. and A.Y. McDonald Mfg. Co. Many brass valves are interchangeable among different manufacturers. With respect to our specialty valve products such as butterfly, plug, and check valves, our principal competitors are mainly DeZURIK, Val-Matic and McWane, Inc.
We believe the markets for many of Infrastructure’s repair products are open to product innovation. Our current marketing is primarily focused on repair, joining and restraining of water infrastructure piping systems. The majority of this infrastructure consists of cast iron, ductile iron and plastic pipe, and our repair solutions work well with all of these. We believe our brand names are generally associated with premium products as a result of our patented technology and features. Our primary competitors in the repair market are: Romac Industries, Smith Blair, Viking Johnson, AVK Group, JCM Industries, and Georg Fisher Ltd.
The markets for products and services sold by Technologies are very competitive. Technologies sells water metering products and systems, primarily in the United States. We believe a substantial portion of this market is in the process of transitioning from manually read meters to electronically read meters, but we also expect this transition to be relatively slow and that many end users will be reluctant to adopt brands other than their historically preferred brand. Although Technologies’ market position is relatively small, we believe our electronically read meters and associated technology are well positioned to gain a greater share of these markets. Our principal competitors are Sensus, Itron, Inc., Neptune Technology Group Inc., Badger Meter, Inc., and Master Meter, Inc. Technologies also sells water leak detection and pipe condition assessment products and services in North America, the United Kingdom and select countries in Europe, Asia and the Middle East, with our primary markets being the United States and Canada. The worldwide market for leak detection and pipe condition assessment is highly fragmented with numerous competitors. Our more significant competitors are Pure Technologies Ltd., Gutermann AG and Syrinix Ltd.

Research and Development
Our primary research and development (“R&D”) facilities are located in Chattanooga, Tennessee and Ariel, Israel for Infrastructure and in Atlanta, Georgia, Toronto, Ontario and Southampton, United Kingdom for Technologies. The primary focus of these operations is to develop new products, improve and refine existing products and obtain and assure compliance with industry approval certifications or standards, such as AWWA, UL, FM, NSF and The Public Health and Safety Company. At September 30, 2021, we employed 46 people dedicated to R&D activities.  R&D expenses were $17.1 million, $15.0 million and $14.3 million during 2021, 2020 and 2019, respectively.

Regulatory and Environmental Matters
Our operations are subject to numerous federal, state and local laws and regulations, both within and outside the United States, in areas such as: competition, government contracts, international trade, labor and employment, tax, licensing, consumer protection, environmental protection, workplace health and safety, and others.  These and other laws and regulations impact the manner in which we conduct our business, and changes in legislation or government policies can affect our operations, both favorably and unfavorably. For example, the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and similar state laws affect our operations by, among other things, imposing investigation and cleanup requirements for threatened or actual releases of hazardous substances. Under CERCLA, joint and several liability may be imposed on operators, generators, site owners, lessees and others regardless of fault or the legality of the original activity that caused or resulted in the release of the hazardous substances. Thus, we may be subject to liability under CERCLA and similar state laws for properties that (1) we currently own, lease or operate, (2) we, our predecessors, or former subsidiaries previously owned, leased or operated, (3) sites to which we, our predecessors or former subsidiaries sent waste materials, and (4) sites at which hazardous substances from our facilities’ operations have otherwise come to be located. The purchaser of U.S. Pipe has been identified as a “potentially responsible party” (“PRP”) under CERCLA in connection with a former manufacturing facility operated by U.S. Pipe that was in the vicinity of a Superfund site located in North Birmingham, Alabama. Under the terms of the acquisition agreement relating to our sale of U.S. Pipe, we agreed to indemnify the purchaser for certain environmental liabilities, including those arising out of the former manufacturing site in North Birmingham. Accordingly, the purchaser tendered the matter to us for indemnification, which we accepted. Ultimate liability for the site will depend on many factors that have not yet been determined, including the determination of the Environmental Protection Agency’s (“EPA”) remediation costs, the number and financial viability of the other PRPs (there are three other PRPs currently) and the determination of the final allocation of the costs among the PRPs. For more information regarding this matter as well as others that may affect our business, including our capital expenditures, earnings and competitive position, see “Item 1A. RISK FACTORS,” “Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Contingencies” and Note 17. of the Notes to Consolidated Financial Statements.

Our operations are subject to federal, state and local laws, regulations and ordinances relating to various environmental, health and safety matters. We believe our operations are in compliance with, or we are taking actions designed to ensure compliance with, these laws, regulations and ordinances. However, the nature of our operations exposes us to the risk of claims concerning non-compliance with environmental, health and safety laws or standards, and there can be no assurance that material costs or liabilities will not be incurred in connection with those claims. Except for certain orders issued by environmental, health and safety regulatory agencies, with which we believe we are in compliance and which we believe are immaterial to our financial condition, results of operations and liquidity, we are not currently named as a party in any judicial or administrative proceeding relating to environmental, health and safety matters.

Greenhouse gas ("GHG") emissions have increasingly become the subject of political and regulatory focus. Concern over potential climate change, including global warming, has led to legislative and regulatory initiatives directed at limiting GHG emissions. In addition to certain federal proposals in the United States to regulate GHG emissions, many states and countries are considering and are enacting GHG legislation, regulations or international accords, either individually and/or as part of regional initiatives. It is likely that additional climate change related mandates will be forthcoming, and it is expected that they may adversely impact our costs by increasing energy costs and raw material prices, requiring operational or equipment modifications to reduce emissions and creating costs to comply with regulations or to mitigate the financial consequences of such compliance.

We work to minimize the amount of water we use at our manufacturing facilities and maintain stringent water quality standards. Our processes are designed to return the water used in manufacturing at a quality level that does not negatively impact the receiving environment.

Future events, such as changes in existing laws and regulations, new legislation to limit GHG emissions or contamination of sites owned, operated or used for waste disposal by us, including currently unknown contamination and contamination caused by prior owners and operators of such sites or other waste generators, may give rise to additional costs which could have a material effect on our financial condition, results of operations or liquidity.

Our anticipated capital expenditures for environmental projects are not expected to have a material effect on our financial condition, results of operations or liquidity.

Human Capital
We believe our employees are our greatest asset and we strive to provide a safe, inclusive, high-performance culture where our people thrive. We strive to recruit, develop, engage, train and protect our workforce. The following are key human capital measures and objectives on which the Company currently focuses.
Core Values. Our core values of respect, integrity, trust, safety and inclusion shape our culture and define who we are. These are guiding principles that we live by every day and are evident in everything we do. We are committed to upholding fundamental human rights and believe that all human beings should be treated with dignity, fairness, and respect.
Employee Total Compensation and Benefits Philosophy. We pay at or above a living wage at each of our locations. Living wage is defined as the minimum necessary income for a worker to meet the worker’s basic needs, which can fluctuate based on physical location and other local factors. We based our calculations on a single worker with no children. We are dedicated to our employees and their health and well-being. We provide access to benefits and offer programs that support work-life balance and overall well-being including financial, physical and mental health resources, such as those listed below.

Financial	Health and Wellness	Work-Life Balance
Competitive Base Pay	Medical, Dental and Vision Benefits (including telemedicine)	Paid time off, paid holidays and jury duty pay
Employee Incentive Plan (Annual Bonus)	Flexible Spending Accounts and Health Savings Accounts	Paid Parental Leave (maternity, paternity, adoption)
Supplemental Pay (Overtime)	Supplemental Health Benefits	Elder Care and Childcare Assistance
Employee Stock Purchase Plan	Wellness Rewards Program	Employee Assistance Program (mental health, legal, financial services)
Recognition Pay and Service Awards	Health Plan Incentives	Associate Discount Programs and Services
401(k) Retirement Savings Plan with Company Match (Traditional and Roth)	On-site and complimentary Vaccinations	Flexible Work Arrangements
Life Insurance (employee and dependents)
Short-term and Long-term Disability Insurance
Commitment to Diversity and Inclusion. We strive to promote inclusion in the workplace, engage with communities to build on our understanding of potential human rights issues, and encourage our suppliers to treat their employees, and to interact with their communities, in a manner that respects human rights. We condemn human rights abuses and do not condone the use of slave or forced labor, human trafficking, child labor, the degrading treatment of individuals, physical punishment, or unsafe working conditions. All employees are required to understand and obey local laws, to report any suspected violations, and to act in accordance with our Core Values and Code of Conduct. We have recently completed a pay equity study for all employees and job grades based on gender and race. We believe we addressed any anomalies identified through appropriate pay adjustments. We also strive to ensure all new employee offers and internal promotions are aligned with the market and are equitable on an internal basis. We launched a Diversity and Inclusion (“D&I”) Council during our 2021 fiscal year that is governed by executive sponsors and includes representatives from each United States plant location, as well as our Headquarters. Our D&I Council is working to establish an overall diversity and inclusion framework for the Company.
We recognize the importance of having diverse perspectives on our Board of Directors and aspire to promote diversity. Our diversity and inclusion framework includes Board of Directors and leadership development. As of September 30, 2021, women represented 27% and minorities represented 36% of our Board of Directors.
Talent Acquisition and Retention. We strive to attract, develop and retain high-performing talent, and we support and reward employee performance. Programs to strengthen our talent include an employee referral program, tuition reimbursement, continued training and development and succession planning. We also have partnerships with local and national educational institutions for our recruiting efforts. We prioritize employee engagement and transparency by implementing programs and processes to ensure our employees have opportunities to ask questions, voice concerns, and share feedback. This is accomplished in part by conducting an annual employee satisfaction survey, through quarterly town hall meetings, and regular video messages from our executives. Our fiscal year 2021 turnover rate was approximately 25%.
Leadership and Culture Development. As new generations enter the workforce, their passions and commitments to sustainability are fundamental to our future success. The Mueller Development Program (“MDP”) is designed to provide a pipeline for future talent. During 2021, we also launched our Frontline Leader training program at all of our plant locations to offer tools in time management, communication, and team building, along with personal coaching.

At September 30, 2021, we employed approximately 3,400 people, of whom 85% work in the United States. At September 30, 2021, 66% of our hourly workforce was represented by collective bargaining agreements. We believe we have good relations with our employees, including those represented by collective bargaining agreements.
We successfully negotiated and extended several of our collective bargaining agreements in the past two years. Our locations with employees covered by such agreements are presented below.

Location	Expiration of current agreement(s)
Chattanooga, TN	October 2022, January 2023
Decatur, IL	June 2025
Albertville, AL	October 2025
Aurora, IL	August 2022

Securities Exchange Act Reports
We file annual and quarterly reports, proxy statements and other information with the United States Securities and Exchange Commission (“SEC”) as required. You may read and print materials that we have filed with the SEC from its website at www.sec.gov. Our SEC filings may also be viewed and copied at the SEC public reference room located at 100 F Street, N.E., Washington, D.C. 20549. You may call the SEC at 1-800-SEC-0330 for further information on the public reference room.
In addition, certain of our SEC filings, including our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, our proxy statements and any amendments to them can be viewed and printed free of charge from the investor information section of our website at www.muellerwaterproducts.com. Copies of our filings, specified exhibits and corporate governance materials are also available free of charge by writing us using the address on the cover of this Annual Report. We are not including the information on our website as a part of, or incorporating it by reference into, this Annual Report.
Our principal executive office is located at 1200 Abernathy Road N.E., Suite 1200, Atlanta, Georgia 30328, and our main telephone number at that address is (770) 206-4200.

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
Governments and private water entities may have limited abilities to increase taxes, water fees or water rates, as applicable. It is not unusual for water and wastewater projects to be delayed and rescheduled for a number of reasons, including changes in project priorities, increasing interest rates, inflation and difficulties in complying with environmental and other governmental regulations. For example, changes in interest rates and credit markets, including municipal bonds, mortgages, home equity loans and consumer credit, can significantly increase the costs of the projects in which our products are utilized, such as in new residential construction and water and wastewater infrastructure upgrade, repair and replacement projects, and lead to such projects being reduced, delayed and/or rescheduled, which could result in a decrease in our revenues and earnings and adversely affect our financial condition. In addition, higher interest rates are often accompanied by inflation. In an inflationary environment, we may be unable to raise the prices of our products sufficiently to keep up with the rate of inflation, which would reduce our profit margins and cash flows.
Some state and local governments may place significant restrictions on the use of water by their constituents and/or increase their water conservation efforts. These types of water use restrictions and water conservation efforts may lead to reduced water revenues by private water entities, municipalities or other governmental agencies, which could similarly affect funding decisions for water-related projects.
Poor economic conditions may cause states, municipalities or private water entities to receive lower than anticipated revenues, which may lead to reduced or delayed funding for water infrastructure projects. Even if favorable economic conditions exist, water infrastructure owners may choose not to address deferred infrastructure needs as a result of a variety of political factors or competing spending priorities.
Low levels of spending for water and wastewater infrastructure construction activity could adversely affect our sales, profitability and cash flows.
Residential construction activity is important to our business and adverse conditions or sustained uncertainty within this market could adversely affect our financial results.
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
A majority of our products are sold primarily to distributors and our success depends on these outside parties operating their businesses profitably and effectively. These distributors’ profitability and effectiveness can vary significantly from company to company and from region to region within the same company. Further, our largest distributors generally also carry competing products. We may fail to align our operations with successful distributors in any given market.
Distributors in our industry have experienced consolidation in recent years. If such consolidation continues, our distributors could be acquired by other distributors who have better relationships with our competitors, and consequently, pricing and profit margin pressure may intensify. Pricing and profit margin pressure or the loss of any one of our key distributors in any market could adversely affect our operating results.
Certain products and solutions, primarily technology-enabled products and solutions, are sold directly to end users. Some of these customers represent a relatively high concentration of sales. Over time, expected growth in sales is expected to lessen the significance of individual customers. In the short term, net sales could decline if existing significant customers do not continue to purchase our products or services and new customers are not obtained to replace them.
Strong competition could adversely affect prices and demand for our products and services, which would adversely affect our operating results.
The United States and Canadian markets for water infrastructure and flow control products are very competitive. While there are only a few competitors for most of our product and service offerings, many of our competitors are well-established companies with strong brand recognition. We compete on the basis of a variety of factors, including the quality, price and innovation of our products, services and service levels. Our ability to retain customers in the face of competition depends on our ability to market our products and services to our customers and end users effectively.
The United States markets for water metering products and systems are highly competitive. Our primary competitors benefit from strong market positions and many end users are slow to transition to new products or new brands. Our ability to attract new customers depends on our technological advancements and ability to market our products and services to our customers and end users effectively.
In addition to competition from North American companies, we face the threat of competition from outside of North America. The intensity of competition from these companies is affected by fluctuations in the value of the United States dollar against foreign local currencies, the cost to ship competitive products into North America and the availability of trade remedies, if any. Competition may also increase as a result of competitors located in the United States shifting their operations to lower-cost countries or otherwise reducing their costs.
Our competitors may reduce the prices of their products or services, improve their quality, improve their functionality or enhance their marketing or sales activities. Any of these potential developments could adversely affect our prices and demand for our products and services.
The long-term success of our newer systems and solutions, including the related products, software and services, such as smart metering, leak detection, pressure monitoring and pipe condition assessment, depends on market acceptance.
Our technology-enabled smart metering, leak detection, pressure monitoring and pipe condition assessment products and services have much less market history than many of our traditional products. Our investments in smart metering have primarily focused on the market for AMI and have been based on our belief that water utilities will transition over time from traditional manually-read meters to automatically-read meters. The market for AMI is relatively new and continues to evolve, and the United States markets for water meter products and systems are highly competitive. Water utilities have traditionally been slow adopters of new technology and may not adopt AMI as quickly as we expect, partially as a result of the substantial investment related to installation of AMI systems. The strong market positions of our primary competitors may also slow the adoption of our products. Similarly, the adoption of our pressure monitoring, leak detection and pipe condition assessment products and services depends on the willingness of our customers to invest in new product and service offerings, and the pace of adoption may be slower than we expect. If the market for our technology-enabled products and services develops more slowly than we expect or these products and services fail to gain market acceptance, our opportunity to grow these businesses will be limited.

Risks related to our business strategy
We may not be able to adequately manage the risks associated with the introduction and deployment of new products and systems, including increased warranty costs.
The success of our new products and systems, such as our recently launched smart hydrant and Sentryx software platform, will depend on our ability to manage the risks associated with their introduction, including the risk that new products and systems may have quality or other defects or deficiencies in their early stages that result in their failure to satisfy performance or reliability requirements. Our success will depend in part on our ability to manage these risks, including costs associated with manufacturing, installation, maintenance and warranties. These challenges can be costly and technologically challenging, and we cannot determine in advance the ultimate effect they may have. Warranty liabilities and the related reserve estimation process is highly judgmental as a result of the complex nature of these exposures and the unique circumstances of each claim. Furthermore, once claims are asserted for an alleged product defect by municipalities or other customers, it can be difficult to determine the level of potential exposure or liability related to such allegation to which the assertion of these claims will expand geographically. Although we have obtained insurance for product liability claims, such policies may not be available or adequate to cover the liability for damages, the cost of repairs and/or the expense of litigation. Current and future claims may arise out of events or circumstances not covered by insurance and not subject to effective indemnification agreements with our subcontractors. Failure to successfully manage these challenges could result in lost revenue, significant expense, and harm to our reputation.
Inefficient or ineffective allocation of capital, along with increased capital expenditure levels to modernize our aging facilities and expand our capabilities, could adversely affect our operating results and/or stockholder value, including negatively impacting our available cash reserves and prevent acquisition or other cash-intensive opportunities.
Our goal is to invest capital to generate long-term value for our stockholders. This includes spending on capital projects, such as developing or acquiring strategic businesses, technologies and product lines with the potential to strengthen our industry position, enhancing our existing set of product and service offerings, or entering into new markets, as well as periodically returning value to our stockholders through share repurchases and dividends. For example, we have completed the construction of our large valve manufacturing expansion in Chattanooga, Tennessee and made an additional investment in a facility in Kimball, Tennessee to further expand our capabilities in the area and allow us to insource more products and operations. We also expect to make significant progress in fiscal 2022 on the construction of our new brass manufacturing facility in Decatur, Illinois, which we expect to be completed in 2023. To a large degree, capital efficiency reflects how well we manage key risks. The actions taken to address specific risks may affect how well we manage the more general risk of capital efficiency. If we do not allocate properly and manage our capital, we may fail to produce expected financial results, and we may experience a reduction in stockholder value, including increased volatility in our stock price.
We may not realize the expected benefits from our strategic reorganization plans.
In fiscal 2019, we relocated our research and development activities from our Middleborough, Massachusetts facility to Atlanta, Georgia, which consolidated our resources and should accelerate product innovation through creation of a research and development center of excellence for software and electronics in Atlanta.
Between November 2019 and March 2021, we announced the purchase and closure of several facilities. We purchased a new facility in Kimball, Tennessee, to support and enhance our investment in our Chattanooga, Tennessee large casting foundry. As a result of this reorganization, we closed our facilities in Hammond, Indiana and Woodland, Washington. We also announced the planned closures of our facilities in Aurora, Illinois and Surrey, British Columbia, Canada. Most of the activities from these plants will be transferred to our Kimball, Tennessee facility. We expect to substantially complete these facility closures by the third quarter of our fiscal year 2022 and expect to incur total expenses related to this restructuring of approximately $14.0 million. We cannot guarantee that the activities under the restructuring and reorganization activities will result in the desired efficiencies and estimated cost savings, if any.
Our business strategy includes developing, acquiring and investing in companies and technologies that broaden our product portfolio or complement our existing business, which could be unsuccessful or consume significant resources and adversely affect our operating results.
As part of our long-term business strategy, we continue to evaluate the development or acquisition of strategic businesses, technologies and product lines with the potential to strengthen our industry position, enhance and expand our existing set of product and service offerings, or enter new markets. We may be unable to identify or successfully complete suitable acquisitions in the future and completed acquisitions may not be successful.

Acquisitions and technology investments may involve significant cash expenditures, the incurrence of debt, operating losses and expenses that could have a material adverse effect on our business, financial condition, results of operations and cash flows. These types of transactions involve numerous other risks, including but not limited to:
•Diversion of management time and attention from existing operations,
•Difficulties in integrating acquired businesses, technologies and personnel into our business or into our compliance and control programs, particularly those that include international operations,
•Working with partners or other ownership structures with shared decision-making authority (our interests and other ownership interests may be inconsistent),
•Difficulties in obtaining and verifying relevant information regarding a business or technology prior to the consummation of the transaction, including the identification and assessment of liabilities, claims or other circumstances, including those relating to intellectual property claims, that could result in litigation or regulatory exposure,
•Assumptions of liabilities that exceed our estimated amounts,
•Verifying the financial statements and other business information of an acquired business,
•Inability to obtain required regulatory approvals and/or required financing on favorable terms,
•Potential loss of key employees, contractual relationships or customers of the acquired company,
•Increased operating expenses related to the acquired businesses or technologies,
•The failure of new technologies, products or services to gain market acceptance with acceptable profit margins,
•Entering new markets in which we have little or no experience or in which competitors may have stronger market positions,
•Dilution of stockholder value through the issuance of equity securities or equity-linked securities, and
•Inability to achieve expected synergies or the achievement of such synergies taking longer than expected to realize, including increases in revenue, enhanced efficiencies, or increased market share, or the benefits ultimately may be smaller than we expected.
Any acquisitions or investments may ultimately harm our business or financial condition, as they may not be successful and may ultimately have an adverse effect on our operating results or financial condition and/or result in impairment charges.
Potential international business opportunities may expose us to additional risks, including currency exchange fluctuations.
A part of our growth strategy depends on us expanding internationally. Although sales outside of the United States and Canada account for a relatively small percentage of our total net sales, we expect to increase our level of business activity outside of the United States and Canada, as illustrated by our December 2018 acquisition of Krausz Industries, which is based in Israel, and our acquisition in June 2021 of i2O Water Ltd, which is based in Southampton, United Kingdom. Some countries that present potential good business opportunities also face political and economic instability and vulnerability to infrastructure and other disruptions. Seeking to expand our business internationally exposes us to additional risks, which include foreign exchange risks and currency fluctuations, as discussed more fully below, political and economic uncertainties, changes in local business conditions and national and international conflicts. A primary risk we face in connection with our export shipments relates to our ability to collect amounts due from customers. We also face the potential risks arising from staffing, monitoring and managing international operations, including the risk such activities may divert our resources and management time.
In addition, compliance with the laws, regulations and taxes of multiple international jurisdictions increases our cost of doing business. International operations are subject to anti-corruption laws and anti-competition regulations, among others. For example, the United States Foreign Corrupt Practices Act and similar anti-corruption laws outside of the United States generally prohibit companies and their intermediaries from making improper payments or providing anything of value to improperly influence foreign government officials and certain others for the purpose of obtaining or retaining business, or obtaining an unfair advantage. Violations of these laws and regulations could result in criminal and civil sanctions, disrupt our business and adversely affect our brands, international expansion efforts, business and operating results.

We earn revenues and incur expenses in foreign currencies as part of our operations outside of the United States. Accordingly, fluctuations in currency exchange rates may significantly increase the amount of United States dollars required for foreign currency expenses or significantly decrease the United States dollars we receive from revenues denominated in a foreign currency. Changes between a foreign exchange rate and the United States dollar affect the amounts we record for our foreign assets, liabilities, revenues and expenses, and could have a negative effect on our financial results. We expect that our exposure to foreign currency exchange rate fluctuations will grow as the relative contribution of our operations outside the United States increases through both organic and inorganic growth.
Risks related to our operations
Our reliance on vendors for certain products, some of which are single-source or limited source suppliers, could harm our business by adversely affecting product availability, reliability or cost.
We maintain several single-source or limited-source supplier relationships with manufacturers, including some outside of the United States. If the supply of a critical single- or limited-source product is delayed or curtailed, we may not be able to ship the related products in desired quantities or in a timely manner. Even where multiple sources of supply are available, qualification of the alternative suppliers and establishment of reliable supplies could result in delays and a possible loss of profits, which could harm our operating results.
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
A disruption within our logistics or supply chain network at any of the freight companies that deliver components for our manufacturing operations in the United States or ship our fully-assembled products to our customers could adversely affect our business and result in lost sales and increased expenses or harm to our reputation. Our supply chain is dependent on third party ocean-going container ships, rail, barge and trucking systems and, therefore, disruption in these logistics services because of weather-related problems, strikes, bankruptcies or other events could adversely affect our financial performance and financial condition, negatively impacting sales, profitability and cash flows.
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
Transportation costs can be an important factor in a customer’s purchasing decision. Many of our products are big, bulky and heavy, which tend to increase transportation costs. We also have relatively few manufacturing sites, which tends to increase transportation distances to our customers and consequently increases our transportation costs. High transportation costs could make our products less competitive compared to similar or alternative products offered by competitors.
Our high fixed costs may make it more difficult for us to respond to economic cycles.
A significant portion of our cost structure is fixed, including manufacturing overhead, capital equipment and research and development costs. In a prolonged economic downturn, these fixed costs may cause our gross margins to erode and our earnings to decline.

We may experience difficulties implementing upgrades to our enterprise resource planning system.
We continue to be engaged in a multi-year implementation of upgrades to our enterprise resource planning system (“ERP”) and other systems. The ERP is designed to accurately maintain the company’s books and records and provide information important to the operation of the business to the Company’s management team. These upgrades will require significant investment of human and financial resources. In implementing the ERP upgrade, we may experience significant delays, increased costs and other difficulties. Any significant disruption or deficiency in the design and implementation of the ERP upgrades could adversely affect our ability to process orders, ship product, send invoices and track payments, fulfill contractual obligations or otherwise operate our business. While we have invested significant resources in planning and project management, significant implementation issues may arise.
Normal operations at our key manufacturing facilities may be interrupted.
Some of our key products, including fire hydrants and iron gate valves, are manufactured at a single facility or few manufacturing facilities, that depend on critical pieces of heavy equipment that cannot be moved economically to other locations. We are therefore limited in our ability to shift production among locations. The operations at our manufacturing facilities may be interrupted or impaired by various operating risks, including, but not limited to:
•Catastrophic events, such as fires, floods, explosions, natural disasters, severe weather or other similar occurrences,
•Terrorist attacks, war, mass shootings or other acts of violence,
•Interruptions in the delivery of raw materials, shortages of equipment or spare parts, or other manufacturing inputs,
•Adverse government regulations,
•Equipment or information systems breakdowns or failures,
•Violations of our permit requirements or revocation of permits,
•Releases of pollutants and hazardous substances to air, soil, surface water or ground water,
•Labor disputes, and
•Cyberattacks and events.
The occurrence of any of these events may impair our production capabilities and adversely affect our sales, profitability and cash flows.
Any inability to protect our intellectual property or our failure to effectively defend against intellectual property infringement claims could adversely affect our competitive position.
Our business depends on our technology and expertise, which were largely developed internally and are not subject to statutory protection. We rely on a combination of patent protection, copyright and trademark laws, trade secrets protection, employee and third-party confidentiality agreements as well as technical measures to protect our intellectual property rights. The measures that we take to protect our intellectual property rights may not adequately deter infringement, misappropriation or independent development of our technology, and they may not prevent an unauthorized party from obtaining or using information or intellectual property that we regard as proprietary or keep others from using brand names similar to our own. The disclosure, misappropriation or infringement of our intellectual property could harm our competitive position. In addition, our actions to enforce our rights may result in substantial costs and the diversion of management time and other resources. We may also be subject to intellectual property infringement claims from time to time, which may result in additional expenses and the diversion of resources to respond to these claims. Finally, for those products in our portfolio that rely on patent protection, once a patent has expired the product is further subjected to competition. Products under patent protection potentially generate significantly higher revenue and earnings than those not protected by patents. If we fail to successfully enforce our intellectual property rights or register new patents, our competitive position could suffer, which could adversely affect our business, financial condition, results of operations and cash flows.

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
As we grow our technology-enabled products, services and solutions, we continue to accumulate increasing volumes of customer data. In addition, we store personal information in connection with our human resources operations. Our efforts to protect this information may be unsuccessful as a result of employee errors or malfeasance, technical malfunctions, the actions of third parties such as a cyberattack or other factors. If our cyber defenses and other countermeasures are unable to protect personal data, it could be accessed or disclosed improperly, which could expose us to liability, harm our reputation and deter current and potential users from using our products and services. The regulatory environment related to cyber and information security, data collection and privacy is increasingly rigorous, with new and constantly changing requirements applicable to our business, and compliance with those requirements could result in additional costs.
Cyberattacks and security vulnerabilities could lead to reduced revenue, increased costs, liability claims, unauthorized access to customer data, or harm to our reputation.
Cybersecurity threats are constantly evolving and can take a variety of forms, increasing the difficulty of detecting and successfully defending against them.  Individual and groups of hackers and sophisticated organizations, including state-sponsored organizations or nation-states, continuously undertake attacks that pose threats to our customers and our information technology systems.  These actors may use a wide variety of methods, which may include developing and deploying malicious software or exploiting vulnerabilities in hardware, software, radio communication protocols, or other infrastructure in order to attack our products and services. Additionally, these actors may reverse engineer trade secrets or other confidential intellectual property, or gain access to our networks and data centers, using social engineering techniques to induce our employees, users, partners, or customers to disclose passwords or other sensitive information or take other actions to gain access to our data or our users’ or customers’ data, or act in a coordinated manner to launch distributed denial of service attacks, deny or postpone access to critical water infrastructure telemetry through vulnerabilities in our cloud services and infrastructure, or logging, sensing, and telemetry products. Inadequate account security practices may also result in unauthorized access to confidential data.
We may have no current capability to detect certain vulnerabilities, which may allow them to persist in the environment over long periods of time. Cybersecurity threats can have cascading impacts that unfold with increasing speed across our internal networks and systems and those of our partners and customers. Breaches of our facilities, network, or data security could disrupt the security of our systems and business applications, impair our ability to provide services to our customers and protect the privacy of their data, result in product development delays, compromise confidential or technical business information harming our reputation, result in theft or misuse of our intellectual property or other assets, require us to allocate more resources to improved technologies, or otherwise adversely affect our business.
Misuse of our technology-enabled products, services and solutions could lead to reduced revenue, increased costs, liability claims, or harm to our reputation.

As we continue to design and develop products, services and solutions that leverage our hosted or cloud-based resources, the internet-of-things and other wireless/remote technologies and include networks of distributed and interconnected devices that contain sensors, data transfers and other computing capabilities, our customers’ data and systems may be subjected to harmful or illegal content or attacks, including potential cybersecurity threats. Additionally, we may not have adequately anticipated or precluded such cybersecurity threats through our product design or development. These products, services and solutions inevitably contain vulnerabilities or critical security defects which may not been remedied and cannot be disclosed without compromising security. We may also make prioritization decisions in determining which vulnerabilities or security defects to fix, and the timing of these fixes, which could result in compromised security. These vulnerabilities and security defects could expose us or our customers to a risk of loss, disclosure, or misuse of information/data; adversely affect our operating results; result in litigation, liability, or regulatory action (including under laws related to privacy, data protection, data security, network security, and consumer protection); deter customers or sellers from using our products, services and solutions; and otherwise harm our business and reputation.

We are subject to a variety of claims, investigations and litigation that could adversely affect our results of operations and harm our reputation.
In the normal course of our business, we are subject to claims and lawsuits, including from time to time claims for damages related to product liability and warranties, investigations by governmental agencies, litigation alleging the infringement of intellectual property rights and litigation related to employee matters and commercial disputes. We may also be subject to investigations, claims, litigation and other proceedings outside the ordinary course of business, such as the June 2021 mass shooting event in our Albertville, Alabama facility. Defending these lawsuits and becoming involved in these investigations may divert management’s attention, and may cause us to incur significant expenses, even if there is no evidence that our systems or practices were the cause of the claim. In addition, we may be required to pay damage awards, penalties or settlements, or become subject to injunctions or other equitable remedies, that could have a material adverse effect on our business, financial condition, results of operations and cash flows. Moreover, any insurance or indemnification rights that we have may be insufficient or unavailable to protect us against potential loss exposures. See “Item 1. BUSINESS - Regulatory and Environmental Matters,” “Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Contingencies” and Note 17. of the Notes to Consolidated Financial Statements.
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
In addition, certain statutes such as CERCLA may impose joint and several liability for the costs of remedial investigations and actions on entities that generated waste, arranged for disposal of waste, transported to or selected the disposal sites and the past and present owners and operators of such sites. All such “potentially responsible parties” (“PRP”), or any one of them, including us, may be required to bear all of such costs regardless of fault, the legality of the original disposal or ownership of the disposal site. As a result, we may be required to conduct investigations and perform remedial activities at current and former operating and manufacturing sites where we have been deemed, or in the future could be, named a PRP with respect to such environmental liabilities, any of which could require us to incur material costs. The final remediation costs of these environmental sites may exceed current estimated costs, and additional sites in the future may require material remediation expenses. If actual expenditures exceed our estimates, our results of operations and financial position could be materially and adversely affected. See “Item 1. BUSINESS - Regulatory and Environmental Matters,” “Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Contingencies” and Note 17. of the Notes to Consolidated Financial Statements.
Climate change and legal or regulatory responses thereto may have an adverse impact on our business and results of operations.
There is growing concern that a gradual increase in global average temperatures as a result of increased concentration of carbon dioxide and other greenhouse gases in the atmosphere will cause significant changes in weather patterns around the globe and an increase in the frequency and severity of natural disasters. Many of our manufacturing plants use significant amounts of electricity generated by burning fossil fuels, which releases carbon dioxide. Such climate change may impair our production capabilities, disrupt our supply chain or impact demand for our products. Growing concern over climate change also may result in additional legal or regulatory requirements designed to reduce or mitigate the effects of carbon dioxide and other greenhouse gas emissions on the environment. Increased energy or compliance costs and expenses as a result of increased legal or regulatory requirements may cause disruptions in, or an increase in the costs associated with, the manufacturing and distribution of our products. The impacts of climate change and legal or regulatory initiatives to address climate change could have a long-term adverse impact on our business and results of operations. If we fail to achieve or improperly report on our progress toward achieving our goals and commitments to reduce our carbon footprint or in environmental and sustainability programs and initiatives, the results could have an adverse impact on our business and results of operations.

We rely on successors to Tyco to indemnify us for certain liabilities and they may become financially unable or fail to comply with the terms of the indemnity.
Under the terms of the acquisition agreement relating to the August 1999 sale by Tyco of businesses which make up certain of the companies within Mueller Water Products, Inc., we are indemnified by certain Tyco entities (“Tyco Indemnitors”) for all liabilities arising in connection with the operation of these businesses prior to their sale by Tyco, including with respect to products manufactured or sold prior to the closing of that transaction, as well as certain environmental liabilities. These indemnities survive indefinitely and are not subject to any dollar limits. In the past, Tyco Indemnitors have made substantial payments and assumed defense of claims in connection with these indemnification obligations. Tyco’s indemnity does not cover liabilities to the extent caused by us or the operation of our businesses after August 1999, nor does it cover liabilities arising with respect to businesses or sites acquired after August 1999. Since 2007, Tyco has engaged in multiple corporate restructurings, split-offs and divestitures. The result of these transactions is that the assets of, and control over, Tyco Indemnitors has changed. Should any Tyco Indemnitor become financially unable or fail to comply with the terms of the indemnity, we may be responsible for such obligations or liabilities.
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
If we are unable to negotiate collective bargaining agreements on satisfactory terms or we experience strikes, work stoppages, labor unrest or higher than normal absenteeism, our business could suffer.
Many of our employees at our manufacturing locations are covered by collective bargaining agreements. While we generally have been able to renegotiate collective bargaining agreements on generally satisfactory terms, negotiations may be challenging as the Company must have a competitive cost structure in each market while meeting the compensation and benefits needs of our employees. If we are unable to renew collective bargaining agreements on satisfactory terms, our labor costs could increase, which could impact our financial position and results of operations. Strikes, work stoppages or other forms of labor unrest at any of our plants could impair our ability to supply products to our distributors and customers, which could reduce our revenues, increase our expenses and expose us to customer claims.

Furthermore, our ability to meet product delivery commitments and labor needs while controlling labor costs is subject to numerous external factors, including, but not limited to:

•Market pressures with respect to prevailing wage rates,
•Unemployment levels,
•Health and other insurance costs,
•The impact of legislation or regulations governing labor relations, immigration, minimum wage, and healthcare benefits,
•Changing demographics, and
•Our reputation within the labor market.

We also compete with many other industries and businesses for most of our hourly production employees. An inability to provide wages and/or benefits that are competitive could adversely impact our ability to attract and retain employees. Further, changes in market compensation rates may adversely affect our labor costs.

Our expenditures for pension obligations could be materially higher than we have predicted.
We provide pension benefits to certain current and former employees. To determine our future payment obligations under the plans, certain rates of return on the plans’ assets, growth rates of certain costs and participant longevity have been estimated. The proportion of the assets held by our United States pension plan invested in fixed income securities, instead of equity securities, has decreased over historical levels. This shift in asset allocation has not resulted in a material change to our estimated rate of return on plan assets for this plan. Assumed discount rates, expected return on plan assets and participant longevity have significant effects on the amounts reported for the pension obligations and pension expense.
The funded status of our pension plans may also be influenced by regulatory requirements, which can change unexpectedly and impose higher costs if funding levels are below certain thresholds. We may increase contributions to our pension plans to avoid or reduce these higher costs.
Significant adverse changes in credit and capital markets or changes in investments could result in discount rates or actual rates of return on plan assets being materially lower than projected and require us to increase pension contributions in future years to meet funding level requirements. Increasing life spans for plan participants may increase the estimated benefit payments and increase the amounts reported for pension obligations, pension contributions and pension expense. If increased funding requirements are particularly significant and sustained, our overall liquidity could be materially reduced, which could cause us to reduce investments and capital expenditures, or restructure or refinance our debt, among other things.
Risks related to our international operations
Any failure to satisfy international trade laws and regulations or to otherwise comply with changes or other trade developments may adversely affect us.
Our operations require importing and exporting goods and technology among countries on a regular basis. Thus, the sale and shipment of our products and services across international borders, as well as the purchase of components and products from international sources, subject us to extensive trade laws and regulations. Trade laws and regulations are complex, differ by country, and are enforced by a variety of government agencies. Because we are subject to extensive trade laws and regulations in the countries in which we operate, we are subject to the risk that laws and regulations could change in a manner that would expose us to additional costs, penalties or liabilities, and our policies and procedures may not always protect us from actions that would violate international trade laws and regulations. For example, certain federal legislation requires the use of American iron and steel products in certain water projects receiving certain federal appropriations. We have incurred costs in connection with ensuring our ability to certify to these requirements, including those associated with enhancing our assembly operations and sourcing practices. As a result of the varying legal and regulatory requirements to which our cross-border activities are subject, we may not always be in compliance with the trade laws and regulations in all respects. Any improper actions could subject us to civil or criminal penalties, including material monetary fines, or other adverse actions, including denial of import or export privileges, and could harm our reputation and our business prospects.
If significant tariffs or other restrictions continue to be placed on foreign imports by the United States and related countermeasures are taken by impacted foreign countries, our revenue and results of operations may be harmed.
If significant tariffs or other restrictions continue to be placed on foreign imports by the United States and related countermeasures are taken by impacted foreign countries, our revenue and results of operations may be harmed. For example, trade tensions between the United States and China have led to series of significant tariffs on the importation of certain product categories over recent years. The materials subject to these tariffs could impact our raw material costs as well. However, if further tariffs are imposed on a broader range of imports, or if further retaliatory trade measures are taken by China or other countries in response to additional tariffs, we may be required to raise our prices or incur additional expenses, which may result in the loss of customers and harm our operating performance, revenue and profit.
The prices of our purchased components and raw materials can be volatile.
Our operations require substantial amounts of purchased components and raw materials, such as scrap steel, sand, resin, brass ingot and steel pipe. The cost and availability of these materials are subject to economic forces largely beyond our control, including North American and international demand, foreign currency exchange rates, freight costs, tariffs and commodity speculation and other external factors beyond our control, such as the COVID-19 pandemic or other supply chain challenges. Temporary industry-wide shortages of raw materials have occurred in fiscal 2021, which have led to increased raw material price volatility which may continue into fiscal 2022.
We may not be able to pass on the entire cost of price increases, or at all, for purchased components and raw materials to our customers or offset fully the effects of these higher costs through productivity improvements. In particular, when purchased component or raw material prices increase rapidly or to significantly higher than normal levels, we may not be able to pass cost increases through to our customers on a timely basis, if at all, which would reduce our profitability and cash flows. In addition, if purchased components or raw materials are not available or not available on commercially reasonable terms, our sales, profitability and cash flows would be reduced. Our competitors may secure more reliable sources of purchased components and raw materials or they may obtain these supplies on more favorable terms than we do, which could give them a cost advantage.
Other risks related to our business
The negative impact of the COVID-19 pandemic on our operations may increase
The COVID-19 pandemic continues to have meaningful adverse impacts on our financial condition and results of operations as discussed in PART II, “Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.” As the impact of the pandemic continues, we may continue to experience additional plant closures, limitations in the ways we operate within our facilities, illness or quarantine of our employees, supply chain disruptions, transportation delays, cost increases, more extensive travel restrictions, closures or disruptions of businesses and facilities, or social, economic, political or labor instability in the affected areas. These same factors may continue to impact our suppliers, customers and distributors and the severity of such impacts could increase. The health implications of the pandemic are extensive and the extent, duration and severity of the pandemic remain highly uncertain. We are unable to estimate the impact of measures we have taken thus far, additional measures we may undertake in the future and the actions taken, or that will be taken, by governmental agencies. Should there be unexpected health implications for our employees, communities or others, we could face litigation or other claims and suffer damage to our reputation, brand and operations, which could adversely affect our business.
We have incurred additional costs to address the pandemic as discussed in PART II, “Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS”, including costs associated with unfavorable volume variances, voluntary emergency paid leave, incentive payments for vaccinations, additional cleaning, disinfectants and sanitation materials for our employees and at our facilities. We expect to continue to incur such costs, which may be significant, as we continue to implement operational changes in response to the pandemic. The pandemic is causing disruptions in our supply chain that have caused and could result in further higher costs in the manufacture and delivery of our products. We expect these conditions to persist for the near term and may worsen until the pandemic abates. Further, we expect additional costs, added administrative burdens and other negative cost and operational impacts as a result of the United States’ Occupational Safety and Health Administration (“OSHA”) emergency temporary standard (the “Vaccine/Test Mandate”) related to COVID-19 vaccination and testing requirements.
Continued disruptions in our markets and the global economy may cause us to have to assess impairments of our assets and cause us to incur and record non-cash impairment charges.
Management is focused on mitigating the impact of the pandemic on our operations, which has required, and will continue to require, a large investment of time and resources across our business and may delay other strategic initiatives and large capital projects that are important to the business. Additionally, many of our employees are working remotely. An extended period of remote work arrangements could strain our business continuity plans, introduce operational risk, including but not limited to cybersecurity risks, and consequently impair our ability to manage our business.
The extent to which the pandemic and the evolving regulatory environment impacts us will depend on a number of factors and developments that we are not able to predict or control, including, among others: the severity of the virus; the duration of the outbreak; governmental, business and other actions which could include limits on funding for our products or services; the health of and the effect on our workforce; and the potential effects on our internal controls including those over financial reporting and information technology as a result of changes in working environments such as shelter-in-place and similar orders that are applicable to our employees, including management. In addition, if the pandemic continues to create disruptions or turmoil in the credit or financial markets, it could adversely affect our ability to access capital on favorable terms, it at all, and continue to meet our liquidity needs, all of which are highly uncertain and cannot be predicted.
The Vaccine/Test Mandate, if implemented as initially enacted, will require us to ensure that all of our employees in the United States are fully vaccinated or, if not, are tested for COVID-19 on a weekly basis, which could be difficult and costly. As ordered via a stay by the U.S. Court of Appeals for the Fifth Circuit, OSHA suspended the implementation of the Vaccine/Test Mandate so the outcome and timing of the implementation of the Vaccine/Test Mandate is presently unclear. We intend to implement the Vaccine/Test Mandate by the deadline set forth by the standard once the stay and suspension of the implementation of the Vaccine/Test Mandate are removed. Further, additional vaccine and testing mandates may be announced in jurisdictions in which we operate our business, and there could be potential conflict with actions by certain states that are in conflict with the Vaccine/Test Mandate, the impacts of which remain uncertain. With ongoing health, supply chain, shipping, employment and other pandemic-related shortages of materials and workers, it is possible that the Vaccine/Test Mandate could result in labor disruptions, employee attrition and difficulty securing future labor needs as well as have impacts on the broader employment market and supply chain, which could have an adverse effect on our revenues, costs, financial condition and results of operations and subject us to various employee claims as well as other related legal liability.
The pandemic may also impact third parties with which we do business, and each of their financial conditions, including their viability and ability to pay for our products and services; which could adversely impact us. The extent of the impact of the pandemic on our operations and financial results depends on future developments and is highly uncertain. The situation is ever changing and future impacts may materialize that are not yet known.

Item 2.PROPERTIES
Our principal properties are listed below.

Location	Activity	Square Footage	Owned or leased
Infrastructure:
Albertville, AL	Manufacturing	422,000	Owned
Ariel, Israel	Manufacturing	221,000	Leased
Aurora, IL	Manufacturing	147,000	Owned
Aurora, IL	Distribution	84,000	Leased
Barrie, Ontario	Distribution	50,000	Leased
Brownsville, TX	Manufacturing	50,000	Leased
Calgary, Alberta	Distribution	11,000	Leased
Chattanooga, TN	Manufacturing	525,000	Owned
Chattanooga, TN	General and administration	17,000	Leased
Chattanooga, TN	Research and development	22,000	Leased
Cleveland, TN	Manufacturing	109,500	Owned
Dallas, TX	Distribution	26,000	Leased
Decatur, IL	Manufacturing	467,000	Owned
Emporia, KS	Manufacturing	28,000	Leased
Jingmen, China	Manufacturing	154,000	Owned
Kimball, TN	Manufacturing	233,000	Owned
Ocala, FL	Distribution	50,000	Leased
Ontario, CA	Distribution	73,000	Leased
Rosh Haayin, Israel	General and administration	8,400	Leased
Surrey, British Columbia	Manufacturing	33,000	Leased
Sharjah, United Arab Emirates	Distribution	10,000	Leased
Technologies:
Cleveland, NC	Manufacturing	190,000	Owned
Atlanta, GA	Research and development	21,000	Leased
Southampton, United Kingdom	Research and development	2,300	Leased
Toronto, Ontario	Research and development	18,000	Leased
Corporate:
Atlanta, GA	Corporate headquarters	25,000	Leased

We consider our facilities to be well maintained and believe we have sufficient capacity to meet our anticipated needs through 2022. Our leased properties have terms expiring at various dates through 2033.

Item 3.LEGAL PROCEEDINGS
We are involved in various legal proceedings that have arisen in the normal course of operations. The effect of the outcome of these matters on our financial statements cannot be predicted with certainty as any such effect depends on the amount and timing of the resolution of such matters. Other than the litigation described elsewhere in this Annual Report, we do not believe that any of our outstanding litigation would have a material adverse effect on our business or prospects.
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
Covenants contained in certain of the debt instruments described in Note 8. of the Notes to Consolidated Financial Statements restrict our ability to declare and pay dividends. Future dividends will be declared at the discretion of our Board of Directors and will depend on our future earnings, financial condition and other factors.
At September 30, 2021, there were 98 stockholders of record for our common stock. This figure does not include stockholders whose shares are held in the account of a stockbroker, bank or custodian on behalf of a stockholder or shares which are otherwise beneficially held.

Equity Compensation Plan Information
Information regarding our compensation plans under which equity securities are authorized for issuance is set forth in “Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.”

Sale of Unregistered Securities
We did not issue any unregistered securities within the past three years.

Issuer Purchases of Equity Securities
In 2015, we announced the authorization of a stock repurchase program for up to $50.0 million of our common stock. The program does not commit us to any particular timing or quantity of purchases, and we may suspend or discontinue the program at any time. In 2017, we announced an increase to the authorized amount of this program to $250.0 million. At September 30, 2021, we had remaining authorization of $135.0 million to repurchase shares of our common stock.
During the quarter ended September 30, 2021, we repurchased $10.0 million in shares, which totaled 651,271 shares of our common stock.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs (in millions)
July 1-31, 2021	—	$—	—	$145.0
August 1-31, 2021	651,271	$15.33	—	$135.0
September 1-30, 2021	—	$—	—	$135.0
Total	651,271	$15.33	—	$135.0

Stock Price Performance Graph
The following graph compares the Company’s cumulative quarterly common stock price performance with the Russell 2000 Stock Index (“Russell 2000”) and the Dow Jones U.S. Building Materials & Fixtures Index (“DJ U.S. Building Materials & Fixtures”) since September 30, 2016. Total return values were calculated based on cumulative total return assuming (i) the investment of $100 in our common stock, the Russell 2000 and the DJ U.S. Building Materials & Fixtures on the dates indicated and (ii) reinvestment of all dividends.

Comparison of Cumulative Total Return
Assumes Initial Investment of $100
Total Return since September 30, 2016
$200
$150
$100
$50
$0
Sep-16
Mar-17
Sep-17
Mar-18
Sep-18
Mar-19
Sep-19
Mar-20
Sep-20
Mar-21
Sep-21
Mueller Water Products, Inc
Russell 2000
DJ U.S. Building Materials & Fixtures

Item 6.        [Reserved]

Not applicable.

Item 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the consolidated financial statements and related notes included in Item 8. “Financial Statements and Supplementary Data” of this Annual Report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and other factors that may cause actual results to differ materially from those projected in any forward-looking statements, as discussed in “Disclosure Regarding Forward-Looking Statements.” These risks and uncertainties include but are not limited to those set forth in “Item 1A. RISK FACTORS”.

Overview
Business
We operate our business through two segments, Infrastructure and Technologies.
We estimate approximately 60% to 65% of the Company’s 2021 net sales were associated with repair and replacement directly related to municipal water infrastructure spending, approximately 25% to 30% were related to residential construction activity and less than 10% were related to natural gas utilities.
In 2021, both Infrastructure and Technologies were impacted by raw material and other cost inflation, supply chain disruptions and labor availability challenges.
We expect the operating environment to continue to be very challenging in 2022, as a result of the uncertainty around the depth and duration of the pandemic. We may continue to be impacted by raw material and other cost inflation, supply chain disruptions and labor availability challenges. While we expect that the municipal repair and replacement activity and new residential construction end markets will remain healthy in 2022, we do anticipate that growth will slow down relative to the strong recovery experienced during 2021. In 2022, we believe that supply chain disruptions could extend overall build cycles for new residential construction, including lot development.

Infrastructure
After experiencing challenges in 2020 resulting from the pandemic, municipal spending in 2021 recovered during the fiscal year as compared with the prior year. According to the United States Department of Labor, the trailing twelve-month average consumer price index for water and sewerage rates at September 30, 2021 increased 3.0%. While the economic effects of the pandemic have impacted revenues for some water utilities in the United States, the economic recovery enabled water utilities to maintain repair and replacement activities. While uncertainty related to the pandemic continues to impact the operating environment, residential construction activity was very strong in 2021 after recovering in 2020. The year over year percentage change in housing starts is a key indicator of demand for Infrastructure’s products sold in the residential construction market. The strength of the residential construction activity during 2021 was reflected in total housing starts in the United States increasing approximately 18%. In October 2021, Blue Chip Economic Indicators forecasted a 1.3% decrease in housing starts for the calendar year 2022 compared to the calendar year 2021.
Technologies
The municipal water market is the key end market for Technologies. As compared with Infrastructure products, Technologies products and services are primarily project-oriented and often depend on customer adoption of our technology-based products and services.
Consolidated
For our fiscal year 2022, we anticipate that consolidated net sales will be 4% to 8% higher than our fiscal year 2021 driven by the benefits of higher pricing and increased shipment volumes, resulting from modest growth in our end markets and our ability to deliver the backlog at Infrastructure and Technologies. In 2021, we encountered increased material costs as a result of higher raw material prices, particularly brass ingot and scrap steel, as well as higher freight, labor costs and energy expenses. In 2022, we anticipate that inflation will continue to lead to higher costs.

Results of Operations
Year Ended September 30, 2021 Compared to Year Ended September 30, 2020

	Year ended September 30, 2021
	Infrastructure	Technologies	Corporate	Total
	(in millions)
Net sales	$1,022.0	$89.0	$—	$1,111.0
Gross profit	345.0	13.5	—	$358.5
Operating expenses:
Selling, general and administrative	141.0	26.6	51.2	218.8
Strategic reorganization and other (benefits) charges	(0.3)	—	8.3	8.0
Total operating expenses	140.7	26.6	59.5	226.8
Operating income (loss)	$204.3	$(13.1)	$(59.5)	131.7
Pension benefit other than service				(3.3)
Interest expense, net				23.4
Loss on early extinguishment of debt				16.7
Income before income taxes				94.9
Income tax expense				24.5
Net income				$70.4

	Year ended September 30, 2020
	Infrastructure	Technologies	Corporate	Total
	(in millions)
Net sales	$883.6	$80.5	$—	$964.1
Gross profit	$315.7	$12.5	$—	$328.2
Operating expenses:
Selling, general and administrative	129.1	24.8	44.5	198.4
Strategic reorganization and other charges	0.6	0.1	12.3	13.0
Total operating expenses	129.7	24.9	56.8	211.4
Operating income (loss)	$186.0	$(12.4)	$(56.8)	116.8
Pension benefit other than service				(3.0)
Interest expense, net				25.5
Walter Energy accrual				0.2
Income before income taxes				94.1
Income tax expense				22.1
Net income				$72.0

Consolidated Analysis
Net sales for 2021 increased 15.2% to $1,111.0 million from $964.1 million in the prior year primarily as a result of higher shipment volume across most of our product lines and higher pricing. Additionally, net sales benefited as a result of $6.0 million of Krausz sales from the elimination of the one-month reporting lag.
Gross profit increased $30.3 million to $358.5 million for 2021 compared with $328.2 million in the prior year. This increase was primarily a result of increased shipment volume and higher pricing, partially offset by higher manufacturing costs as a result of inflation, higher labor costs, and a $2.4 million inventory write-off associated with the announcement of our plant closures in Aurora, Illinois and Surrey, British Columbia, Canada. Gross margin decreased to 32.3% in 2021 as compared with 34.0% in the prior year.

Selling, general and administrative expenses (“SG&A”) increased 10.3% to $218.8 million for 2021 from $198.4 million in the prior year. As a percentage of net sales, SG&A decreased 90 basis points to 19.7% of net sales from 20.6% in the prior year. The increase in SG&A was primarily a result of increased personnel-related expenses, including incentive compensation, sales commissions associated with higher net sales and orders, and stock-based compensation. Additional increases were a result of inflation, new product development and information technology spending. Fiscal year 2020 SG&A included pandemic-driven benefits from temporarily reduced travel, trade show and event spending as well as temporary employee furloughs and temporary salary reductions.
Strategic reorganization and other charges for 2021 primarily relate to termination benefits associated with our plant closures in Aurora, Illinois and Surrey, British Columbia, Canada, the June 2021 mass shooting tragedy at our Albertville facility, and certain transaction-related costs, partially offset by a one-time settlement gain in connection with an indemnification of a previously owned property. In 2020, Strategic reorganization and other charges primarily relate to a legal settlement, facility closure costs, transaction costs associated with the acquisition of Krausz, and personnel matters.

Interest expense, net declined $2.1 million in 2021 from the prior year primarily as a result of the retirement of our 5.5% Senior Unsecured Notes (“5.5% Senior Notes”), which were replaced with 4.0% Senior Unsecured Notes (“4.0% Senior Notes”) as well as an increase in capitalized interest on our large capital projects, partially offset by lower interest income.

	2021	2020
	(in millions)
5.5% Senior Notes	$17.6	$24.8
4.0% Senior Notes	6.2	—
Deferred financing costs amortization	1.1	1.2
ABL Agreement	0.9	0.6
Capitalized interest	(2.3)	(0.3)
Other interest expense	0.3	0.3
Total interest expense	23.8	26.6
Interest income	(0.4)	(1.1)
Total interest expense, net	$23.4	$25.5

Income tax expense of $24.5 million in 2021 included an effective income tax rate of 25.8%, which was higher than the 23.5% rate in the prior year.
Segment Analysis
Infrastructure
Net sales for 2021 increased $138.4 million, or15.7%, to $1,022.0 million from $883.6 million in the prior year. Net sales increased primarily as a result of increased shipment volume, favorable pricing and $6.0 million in Krausz net sales as a result of the elimination of the one-month reporting lag. We believe the increased shipment volume was a result of strong demand driven by residential construction and municipal repair and replacement activity.
Gross profit for 2021 increased $29.3 million, or 9.3%, to $345.0 million from $315.7 million in the prior year primarily as a result of increased shipment volume, higher sales pricing and the benefit of the elimination of the Krausz one-month reporting lag. These increases were partially offset by higher material and other costs associated with inflation, specifically related to brass ingot, scrap steel and purchased parts, a $2.4 million inventory write-off associated with the announcement of the closure of our Aurora, Illinois and Surrey, British Columbia, Canada facilities and $2.9 million in expenses related to the pandemic, including voluntary emergency paid leave and other employee costs as well as additional sanitation and cleaning expenses. Gross margin was 33.8% in 2021, a 190 basis point decrease compared with 35.7% in the prior year.
SG&A in 2021 increased 9.2% to $141.0 million from $129.1 million in the prior year primarily as a result of increased personnel-related costs including higher sales commissions associated with higher net sales and orders, inflation, information technology spending, and new product development. Fiscal year 2020 SG&A included pandemic-driven benefits resulting from temporarily reduced travel, trade show and event spending as well as temporary employee furloughs and temporary salary reductions. SG&A was 13.8% and 14.6% of net sales for 2021 and 2020, respectively.

Technologies
Net sales in 2021 increased to $89.0 million from $80.5 million in the prior year primarily as a result of higher shipment volumes and the acquisition of i2O.
Gross profit in 2021 increased $1.0 million to $13.5 million from $12.5 million in the prior year as a result of higher shipment volumes, partially offset by inflation and inventory adjustments. Gross margin decreased to 15.2% in 2021 from 15.5% in the prior year.
SG&A increased to $26.6 million in 2021 from $24.8 million in the prior year primarily as a result of personnel-related expenses. Fiscal year 2020 SG&A included pandemic-driven benefits resulting from temporarily reduced travel, trade show and event spending as well as temporary employee furloughs and temporary salary reductions. SG&A as a percentage of net sales was 29.9% for 2021 and 30.8% in the prior year.
Corporate
SG&A increased by $6.7 million from $44.5 million in 2020 to $51.2 million in 2021 as a result of increased personnel-related expenses and inflation. Fiscal year 2020 SG&A included pandemic-driven benefits resulting from temporary reductions in travel, trade show and event spending as well as temporary employee furloughs and temporary salary reductions.
Year Ended September 30, 2020 Compared to Year Ended September 30, 2019
Management’s Discussion and Analysis comparing the results for the year ended September 30, 2020 to the results for the year ended September 30, 2019 can be found in our Form 10-K for the year ended September 30, 2020.

Financial Condition
Cash and cash equivalents were $227.5 million at September 30, 2021 and $208.9 million at September 30, 2020. Cash and cash equivalents increased during 2021 as a result of $156.7 million in cash provided by operating activities, partially offset by capital expenditures of $62.7 million, dividend payments of $34.8 million, the $19.7 million acquisition of i2O, $12.4 million in debt repayments, net, and $10.0 million in share repurchases.
Receivables, net were $212.2 million at September 30, 2021 and $180.8 million at September 30, 2020. This increase was primarily a result of the increase in net sales year over year.
Inventories, net were $184.7 million at September 30, 2021 and $162.5 million at September 30, 2020. Inventories increased during 2021 as a result of increased volume and inflationary costs.
Property, plant and equipment, net was $283.4 million at September 30, 2021 and $253.8 million at September 30, 2020. Property, plant and equipment increased primarily as a result of our previously-announced capital expansion projects in Kimball, Tennessee and Decatur, Illinois. Capital expenditures, including software development costs capitalized and capitalized interest, were $62.7 million in 2021. Depreciation expense was $31.4 million in 2021 compared to $29.6 million in 2020 as a result of generally higher level of capital expenditures over the last three years.
Intangible assets were $392.5 million at September 30, 2021 and $408.9 million at September 30, 2020. Finite-lived intangible assets, net totaling $118.7 million at September 30, 2021, are amortized over their estimated useful lives. Amortization expense was $28.2 million in both 2021 and 2020. We expect amortization expense for these assets to range between approximately $27 million and $29 million in each of the next three years with a decrease to approximately $6 million in fiscal 2025 and approximately $5 million in fiscal 2026. Indefinite-lived intangible assets, $273.8 million at September 30, 2021, are not amortized but are tested for possible impairment at least annually.
Accounts payable and other current liabilities were $219.1 million at September 30, 2021 and $153.9 million at September 30, 2020. Payables increased during 2021 as a result of increased production volume and the impact of higher material costs. Other current liabilities increased during 2021 primarily as a result of personnel-related expenses, including incentive compensation and sales commissions, as well as customer rebates and income taxes.
Total outstanding debt was $446.9 million at September 30, 2021 and $447.6 million at September 30, 2020.
Deferred income taxes were net liabilities of $94.8 million at September 30, 2021 and $96.3 million at September 30, 2020, primarily related to intangible assets. The $1.5 million decrease in the net liability was primarily the result of an increase in deferred tax assets related to increased inventory reserves partially offset by an increase in deferred tax liabilities related to bonus depreciation for plant, property and equipment and the cost basis difference of a foreign subsidiary, net of reductions in deferred tax liabilities related to intangible assets.

Liquidity and Capital Resources
We had cash and cash equivalents of $227.5 million at September 30, 2021 and approximately $158.7 million of additional borrowing capacity under our ABL Agreement based on September 30, 2021 data. Undistributed earnings from our subsidiaries in Israel, Canada and China are considered to be permanently invested outside of the United States. At September 30, 2021, cash and cash equivalents included $39.2 million, $12.6 million, and $3.5 million in Israel, Canada and China, respectively.
Net cash provided by operating activities was $156.7 million for 2021 compared with $140.3 million for 2020 primarily as a result of the Walter tax matter which was paid in 2020 and did not recur in 2021.
Capital expenditures were $62.7 million for 2021 compared with $67.7 million for 2020. We estimate 2022 capital expenditures will be between $70 million and $80 million. We expect our capital expenditures will be elevated over the next several years as we invest more in our machinery, equipment and facilities for product introductions, enhanced productivity and maintenance. Additionally, in fiscal year 2021, we completed construction of our large casting foundry in Chattanooga, Tennessee, initiated the construction of a new brass foundry in Decatur, Illinois that will replace our existing foundry in Decatur, and are building out our facility in Kimball, Tennessee to leverage our large casting foundry, consolidate other plants and to insource various parts and components.
Income tax payments were higher during 2021 compared with the prior year primarily as a result of the Walter tax matter, which was expensed in 2019 and was deducted for tax purposes in 2020. This did not recur in 2021. We expect the effective tax rate in 2022 to be between 25% and 27%.
In 2015, we announced the authorization of a stock repurchase program for up to $50.0 million of our common stock. The program does not commit us to any particular timing or quantity of purchases, and we may suspend or discontinue the program at any time. In 2017, we announced an increase in the authorization of this program to $250.0 million. We acquired 651,271 and 418,374 shares of our common stock in 2021 and 2020, respectively. At September 30, 2021, we had remaining authorization of $135.0 million to repurchase shares of our common stock.
We use letters of credit and surety bonds in the ordinary course of business to ensure the performance of contractual obligations. At September 30, 2021, we had $15.0 million of letters of credit and $36.7 million of surety bonds outstanding.
We anticipate our existing cash, cash equivalents and borrowing capacity combined with our expected operating cash flows will be sufficient to meet our anticipated operating needs, capital expenditures and debt service obligations as they become due through September 30, 2022. However, our ability to make these payments will depend largely on our future operating performance, which may be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control.
ABL Agreement
At September 30, 2021, our asset-based lending agreement (“ABL Agreement”) consisted of a $175.0 million revolving credit facility that includes up to $25.0 million of swing line loans and allows for up to $60.0 million of letters of credit. The ABL Agreement permits us to increase the size of the credit facility by an additional $150.0 million in certain circumstances subject to adequate borrowing base availability.
Borrowings under the ABL Agreement bear interest at a floating rate equal to the London Inter Bank Offered Rate (“LIBOR”) plus an applicable margin of 200 to 225 basis points, or a base rate, as defined in the ABL Agreement, plus an applicable margin of 100 to 125 basis points. At September 30, 2021, the LIBOR-based applicable margin was 200 basis points.

The ABL Agreement is subject to mandatory prepayments if total outstanding borrowings under the ABL Agreement are greater than the aggregate commitments under the revolving credit facility or if we dispose of overdue accounts receivable in certain circumstances. The borrowing base under the ABL Agreement is equal to the sum of (a) 85% of the value of eligible accounts receivable and (b) the lesser of (i) 70% of the value of eligible inventory or (ii) 85% of the net orderly liquidation value of eligible inventory, less certain reserves. Prepayments can be made at any time without penalty.
Substantially all of our United States subsidiaries are borrowers under the ABL Agreement and are jointly and severally liable for any outstanding borrowings. Our obligations under the ABL Agreement are secured by a first-priority perfected lien on all of our United States inventory, accounts receivable, certain cash and other supporting obligations.
The ABL Agreement terminates on July 29, 2025 and includes an annual commitment fee for any unused borrowing capacity of 37.5 basis points. Borrowings are not subject to any financial maintenance covenants unless excess availability is less than the greater of $17.5 million and 10% of the Loan Cap as defined in the ABL Agreement. Excess availability based on September 30, 2021 data was $158.7 million, as reduced by $15.0 million of outstanding letters of credit and $1.3 million of accrued fees and expenses.
4.0% Senior Unsecured Notes
On May 28, 2021, we privately issued $450.0 million of 4.0% Senior Unsecured Notes (“4.0% Senior Notes”), which mature in June 2029 and bear interest at 4.0%, paid semi-annually in June and December. We capitalized $5.5 million of financing costs, which are being amortized over the term of the 4.0% Senior Notes using the effective interest rate method. Proceeds from the 4.0% Senior Notes, along with cash on hand were used to redeem previously existing 5.5% Senior Notes. Substantially all of our United States subsidiaries guarantee the 4.0% Senior Notes, which are subordinate to borrowings under our ABL Agreement.
An indenture securing the 4.0% Senior Notes (“Indenture”) contains customary covenants and events of default, including covenants that limit our ability to incur certain debt and liens. There are no financial maintenance covenants associated with the Indenture. We believe we were in compliance with these covenants at September 30, 2021.
As set forth in the Indenture, we may redeem some or all of the 4.0% Senior Notes at any time prior to June 15, 2024 at certain “make-whole” redemption prices and on or after June 15, 2024 at specified redemption prices. Additionally, we may redeem up to 40% of the aggregate principal amount of the 4.0% Senior Notes at any time prior to June 15, 2024 with the net proceeds of specified equity offerings at specified redemption prices as set forth in the Indenture. Upon a change of control as defined in the Indenture, we would be required to offer to purchase the 4.0% Senior Notes at a price equal to 101% of the outstanding principal amount of the 4.0% Senior Notes.
5.5% Senior Unsecured Notes
On June 12, 2018, we privately issued $450.0 million of 5.5% Senior Unsecured Notes (“5.5% Senior Notes”), which were set to mature in 2026 and bore interest at 5.5%, paid semi-annually. We called the 5.5% Senior Notes effective June 17, 2021 and settled with proceeds from the issuance of the 4.0% Senior Notes and cash on hand. As a result, we incurred $16.7 million in loss on early extinguishment of debt, comprised of a $12.4 million call premium and a $4.3 million write-off of the remaining deferred debt issuance costs associated with the retirement of the 5.5% Senior Notes.
Credit Ratings
Our corporate credit rating and the credit ratings for our debt and outlook are presented below.

	Moody’s		Standard & Poor’s
	September 30,		September 30,
	2021	2020	2021	2020
Corporate credit rating	Ba1	Ba2	BB	BB
ABL Agreement	Not rated	Not rated	Not rated	Not rated
4.0% Senior Notes	Ba1	N/A	BB	N/A
5.5% Senior Notes	N/A	Ba3	N/A	BB
Outlook	Stable	Stable	Stable	Stable

Effect of Inflation
We experience changing price levels primarily related to purchased components and raw materials. Infrastructure experienced a 33% increase in the average cost per ton of scrap steel and a 35% increase in the average cost of brass ingot in 2021 compared to 2020.  Technologies was also unfavorably affected by the 35% increase in the average cost of brass ingot. We anticipate inflation in raw and other material costs in 2022, which may have an adverse effect on our margins to the extent we are unable to pass on such higher costs to our customers.

Material Cash Requirements

We enter into a variety of contractual obligations as part of our normal operations in addition to capital expenditures. As of September 30, 2021, we have (i) debt obligations related to our $450.0 million 4.0% Senior Notes which mature in 2029 and include cash interest payments of $18.9 million in 2022 and $18.0 million annually thereafter through 2029, (ii) operating and finance lease obligations that total $34.9 million in cash payments through 2033 and $2.3 million thereafter through 2026, respectively, and (iii) purchase obligations for raw materials and other parts within our Infrastructure segment of approximately $122.9 million which we will incur during 2022. We expect to fund these cash requirements from cash on hand and cash generated from operations.

Seasonality
Our water infrastructure business depends on construction activity. Net sales and operating income have historically been lowest in the quarters ending December 31 and March 31 when the northern United States and all of Canada generally face weather conditions that restrict significant construction and other field crew activity. Generally speaking, for Infrastructure, approximately 45% of a fiscal year’s net sales occurs in the first half of the fiscal year with 55% occurring in the second half of the fiscal year, though this pattern was disrupted by the pandemic in 2020. See “Item 1A. RISK FACTORS-Seasonal demand for certain of our products and services may adversely affect our financial results.”

Critical Accounting Estimates
The preparation of financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. These estimates are based upon experience and on various other assumptions we believe to be reasonable under the circumstances. Actual results may differ from these estimates. We consider an accounting estimate to be critical if changes in the estimate that are reasonably likely to occur over time or the use of reasonably different estimates could have a material impact on our financial condition or results of operations. Our critical accounting estimates include the below items.
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
Inventories, net
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
We only record tax benefits for positions that we believe are more likely than not of being sustained under audit examination based solely on the technical merits of the associated tax position. The amount of tax benefit recognized for any position that meets the more-likely-than-not threshold is the largest amount of the tax benefit that we believe is greater than 50% likely of being realized.
Accounting for the Impairment of Goodwill and Indefinite-lived Intangible Assets
We test indefinite-lived intangible assets and goodwill for impairment annually or more frequently if events or circumstances indicate possible impairment. We performed this annual impairment testing at September 1, 2021, using standard valuation methodologies and rates that we considered reasonable and appropriate.
We evaluated goodwill for impairment using a quantitative analysis. We performed this annual impairment testing at September 1, and concluded that our goodwill was not impaired. This analysis is dependent on management’s best estimates of future operating results, including forecasted revenues, earnings before interest, taxes, depreciation and amortization (“EBITDA”) margins and the selection of reasonable discount rates. We also consider the guideline public company method when estimating the fair value of our reporting units. We tested the indefinite-lived intangible assets for impairment using a “royalty savings method,” which is a variation of the discounted cash flow method. This method estimates a fair value by calculating an estimated discounted future cash flow stream from the hypothetical licensing of the indefinite-lived intangible assets. If this estimated fair value exceeds the carrying value, no impairment is indicated. This analysis is dependent on management’s best estimates of future operating results and the selection of reasonable discount rates and hypothetical royalty rates. We performed this annual impairment testing at September 1, and concluded that our indefinite-lived intangible assets were not impaired. Significantly different projected operating results could result in different conclusions regarding impairment.
Other long-lived assets, including finite-lived intangible assets, are amortized over their respective estimated useful lives and reviewed for impairment if events or circumstances indicate possible impairment.
Warranty Costs
We accrue for warranty expenses that can include customer costs of repair and/or replacement, including labor, materials, equipment, freight and reasonable overhead costs. We accrue for the estimated cost of product warranties at the time of sale if such costs are determined to be reasonably estimable at that time. Warranty cost estimates are revised throughout applicable warranty periods as better information regarding warranty costs becomes available. Critical factors in our analyses include warranty terms, specific claim situations, general incurred and projected failure rates, the nature of product failures, product and labor costs, and general business conditions. These estimates are inherently uncertain as they are based on historical data. If warranty claims are made in the current period for issues that have not historically been the subject of warranty claims and were not taken into consideration in establishing the accrual or if claims for issues already considered in establishing the accrual exceed expectations, warranty expense may exceed the accrual for that particular product. Additionally, a significant increase in costs of repair or replacement could require additional warranty expense. We monitor and analyze our warranty experience and costs periodically and revise our warranty accrual as necessary. However, as we cannot predict actual future claims, the potential exists for the difference in any one reporting period to be material.

Contingencies
We are involved in litigation, investigations and claims arising in the normal course of business. We estimate and accrue liabilities resulting from such matters based on a variety of factors, including outstanding legal claims and proposed settlements; assessments by counsel of pending or threatened litigation; and assessments of potential environmental liabilities and remediation costs. We believe we have adequately accrued for these potential liabilities; however, facts and circumstances may change and could cause the actual liability to exceed the estimates, or may require adjustments to the recorded liability balances in the future. As we learn new facts concerning contingencies, we reassess our position both with respect to accrued liabilities and other potential exposures. Estimates particularly sensitive to future changes include liabilities recorded for environmental remediation, tax and legal matters. Estimated future environmental remediation costs are subject to change as a result of such factors as the uncertain magnitude of cleanup costs, the unknown time and extent of such remedial actions that may be required, and the determination of our liability in proportion to that of other responsible parties. Estimated future costs related to tax and legal matters are subject to change as events evolve and as additional information becomes available during the administrative and litigation processes. For more information on these and other contingencies, see Note 17. of the Notes to Consolidated Financial Statements. See also “Item 1. BUSINESS - Regulatory and Environmental Matters,” “Item 1A. RISK FACTORS”.
Workers’ Compensation, Defined Benefit Pension Plans, Environmental and Other Long-term Liabilities
We are obligated for various liabilities that ultimately will be determined over what could be very long future time periods. We established the recorded liabilities for such items at September 30, 2021 using estimates for when such amounts will be paid and what the amounts of such payments will be. These estimates are subject to change based on numerous factors, including among others, regulatory changes, technology changes, the investment performance of related assets, longevity of participants, the discount rate used and changes to plan designs.
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
Our primary financial instruments are cash and cash equivalents. This includes cash in banks and highly rated, liquid money market investments. We believe these instruments are not subject to material potential near-term losses in future earnings from reasonably possible near-term changes in market rates or prices.
Commodity Price Risk
Our products are made using various purchased components and several basic raw materials, including brass ingot, scrap steel, sand and resin. We expect prices for these items to fluctuate based on marketplace demand. Our product margins and level of profitability may fluctuate whether or not we pass increases in purchased component and raw material costs on to our customers.
Infrastructure experienced a 33% increase in the average cost per ton of scrap steel and a 35% increase in the average cost of brass ingot in 2021 compared to 2020. Technologies was also unfavorably affected by the 35% increase in the average cost of brass ingot. See “Item 1A. RISK FACTORS-The prices of our purchased components and raw materials can be volatile.”

Currency Risk
Our principal assets, liabilities and operations outside the United States are in Israel, Canada and China. These assets and liabilities are translated into United States dollars at currency exchange rates in effect at the end of each period, with the effect of such translation reflected in other comprehensive income (loss). Our stockholders’ equity will fluctuate depending upon the weakening or strengthening of the United States dollar against these non-United States currencies. Net sales and expenses of these subsidiaries are translated into United States dollars at the average currency exchange rate during the period.

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
Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report. Based on this evaluation, those officers have concluded that, at September 30, 2021, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2021, we continued our multi-year implementation of upgrades to our enterprise resource planning (“ERP”) system.
Aside from the above, there were no changes in internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We assessed the effectiveness of our internal control over financial reporting at September 30, 2021. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013 framework). After doing so, management concluded that, at September 30, 2021, our internal control over financial reporting was effective.
The effectiveness of our internal control over financial reporting at September 30, 2021 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report.

Item 9B.    OTHER INFORMATION

Not applicable.

Item 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III
Item 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The name, age at November 18, 2021 and position of each of our executive officers and directors at September 30, 2021 are presented below.

Name	Age	Position
Scott Hall	57	President and Chief Executive Officer
Steven S. Heinrichs	53	Executive Vice President, Chief Legal and Compliance Officer and Secretary
Marietta Edmunds Zakas	62	Executive Vice President and Chief Financial Officer
William A. Cofield	62	Senior Vice President, Operations & Supply Chain
Scott P. Floyd	52	Senior Vice President, Infrastructure
Todd P. Helms	54	Senior Vice President, Chief Human Resource Officer
Chad D. Mize	45	Senior Vice President, Sales and Marketing
Kenji Takeuchi	49	Senior Vice President, Technology Solutions
Richelle R. Feyerherm	50	Vice President, Operations Controller
Suzanne G. Smith	54	Vice President and Chief Accounting Officer
Mark J. O’Brien	78	Non-Executive Chairman of the Board of Directors
Shirley C. Franklin	76	Director
Thomas J. Hansen	72	Director
Jerry W. Kolb	85	Director
Christine Ortiz	51	Director
Bernard G. Rethore	80	Director
Jeffery S. Sharritts	53	Director
Lydia W. Thomas	77	Director
Michael T. Tokarz	72	Director
Stephen C. Van Arsdell	71	Director

Scott Hall has served as our President and Chief Executive Officer since January 2017. He served as President and CEO of Textron’s Industrial segment from December 2009 until January 2017. Mr. Hall joined Textron in 2001 as president of Tempo, a multi-facility roll-up of communication test equipment. He was named president of Greenlee, a manufacturer of tools used in installing wire and cable, in 2003 when Tempo became part of Textron’s Greenlee business unit. Prior to joining Textron, Mr. Hall had several leadership roles at General Cable, a leading manufacturer of wire and cable. Mr. Hall ran General Cable’s Canadian businesses before taking over responsibility for General Cable’s global Communications business. Mr. Hall earned his Bachelor of Commerce degree from Memorial University of Newfoundland and a Master of Business Administration from the University of Western Ontario Ivey School of Business.
Steven S. Heinrichs has served as our Executive Vice President, Chief Legal and Compliance Officer and Secretary since August 2018. He served as Senior Vice President, General Counsel and Secretary of Neenah, Inc. (f/k/a Neenah Paper, Inc.), which spun off from Kimberly-Clark Corporation in December 2004, from June 2004 to July 2018. Mr. Heinrichs joined Kimberly-Clark as Chief Counsel, Pulp and Paper and General Counsel for Neenah, Inc. Prior to his employment with Kimberly-Clark, Mr. Heinrichs served as Associate General Counsel and Assistant Secretary for Mariner Health Care, Inc., a nursing home and long-term acute care hospital company. Before joining Mariner Health Care in 2003, Mr. Heinrichs served as Associate General Counsel and Assistant Secretary for American Commercial Lines LLC, a leading inland barge and shipbuilding company from 1998 through 2003. Mr. Heinrichs engaged in the private practice of law with Skadden, Arps, Slate, Meagher and Flom LLP and Shuttleworth, Smith, McNabb and Williams PLLC from 1994 through 1998. Mr. Heinrichs earned a Master of Business Administration from the Kellogg School of Management at Northwestern University in 2008, his law degree from Tulane University in 1994, and his Bachelor of Arts degree from the University of Virginia.

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
Scott P. Floyd has served as our Senior Vice President, Water Flow Solutions since October 2021. He served as Senior Vice President, Infrastructure from June 2020 to September 2021; Vice President and General Manager - Specialty Valves from February 2019 to May 2020; Plant Manager of our Cleveland, Tennessee facility from October 2007 to February 2019; Plant Manager of our Brownsville, Texas facility from March 2016 to February 2019; and Operations Manager of our Cleveland, Tennessee facility from September 1998 to October 2007.
Todd P. Helms has served as our Senior Vice President and Chief Human Resources Officer since February 2020. Previously, Mr. Helms held the position of Executive Vice President and Chief Human Resource Officer at Synovus Financial Corporation and as Senior Vice President, Human Resources at Genuine Parts Company. Mr. Helms earned a Bachelor of Science degree from King College, a Bachelor of Mechanical Engineering from Georgia Institute of Technology and a Master of Business Administration from Ohio University.
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
Kenji Takeuchi has served as our Senior Vice President, Water Management Solutions since October 2021. He served as Senior Vice President, Technology Solutions from October 2019 to September 2021. Previously, Mr. Takeuchi served as a Startup Catalyst at the Advanced Technology Development Center at Georgia Tech, Georgia’s technology incubator. Prior to that, he served as Chief Technology Officer and Vice President of Engineering of Honeywell International Inc. and held various executive-level positions at Flextronics, culminating in his role as Vice President, Products and Technology. Mr. Takeuchi earned a Bachelor of Mechanical Engineering from Georgia Institute of Technology and a Master of Engineering from the University of California at Berkeley and completed the Executive Education Program at Stanford University’s Graduate School of Business.
Richelle R. Feyerherm has served as our Vice President, Operations Controller since November 2019. Previously, Ms. Feyerherm served as a Financial Officer of the Water Products division of Lonza Group, Ltd. from October 2011 to February 2019. Ms. Feyerherm earned her Bachelor of Science degree from the State University of New York and is a certified public accountant.
Suzanne G. Smith has served as our Vice President and Chief Accounting Officer since January 2021. Previously, Ms. Smith served as Chief Accounting Officer for ModivCare Inc, from February 2019 through November 2020 and for Cumulus Media from May 2017 through February 2019 and served as Vice President and Corporate Controller for EmployBridge Holdings from 2015 to 2017. Ms Smith is a certified public accountant, and she earned a Bachelor of Science degree from The Ohio State University and a Master of Business Administration from Georgia State University.

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
Shirley C. Franklin has been a member of our Board of Directors since November 2010. Ms. Franklin serves as the President of Clarke Franklin Associates, a management consulting firm. In addition, Ms. Franklin serves as Chair of the board of directors of the National Center for Civil and Human Rights and is a board member of the Paul Volcker Alliance, both non-profit organizations dedicated to public service missions.  From 2002 to 2010, Ms. Franklin was mayor of Atlanta, Georgia. Ms. Franklin earned a Bachelor of Arts degree in sociology from Howard University and a Master’s degree in sociology from the University of Pennsylvania.
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
Christine Ortiz has been a member of our Board of Directors since November 2018. Dr. Ortiz is the Morris Cohen Professor of Materials Science and Engineering at the Massachusetts Institute of Technology. The author of more than 200 scholarly publications, she has supervised research projects across multiple academic disciplines, received 30 national and international honors, including the Presidential Early Career Award in Science and Engineering awarded to her by President George W. Bush, and served as the Dean for Graduate Education at MIT from 2010 to 2016. She is also the founder of an innovative, nonprofit, post-secondary educational institution, Station1. Dr. Ortiz earned a Bachelor of Science degree from Rensselaer Polytechnic Institute and a Master of Science degree and a Doctor of Philosophy degree from Cornell University, each in the field of materials science and engineering.
Bernard G. Rethore has been a member of our Board of Directors since April 2006. Mr. Rethore has served as Chairman Emeritus of Flowserve Corporation, a manufacturer of pumps, valves, seals and components, since 2000. From January 2000 to April 2000, he served as Flowserve’s Chairman and previously served as its Chairman, President and Chief Executive Officer. In 2008, Mr. Rethore was honored by the Outstanding Directors Exchange as an Outstanding Director of the Year, and in 2012, he was designated a Board Leadership Fellow by the National Association of Corporate Directors. Mr. Rethore earned a Bachelor of Arts degree in Economics (Honors) from Yale University and a Master of Business Administration degree from the Wharton School of the University of Pennsylvania, where he was a Joseph P. Wharton Scholar and Fellow.
Jeffery S. Sharritts has been a member of our Board of Directors since March 2021. Mr. Sharritts is the Senior Vice President of the Americas at Cisco. Mr. Sharritts has previously served as its Senior Vice President, U.S. Commercial Sales from 2014 to 2018. Mr Sharritts holds Advisory Board Member positions with the Georgia Chamber of Commerce and Metro Atlanta Chamber of Commerce. Mr. Sharritts earned a Bachelor of Science degree in Business Administration from The Ohio State University.
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
Stephen C. Van Arsdell has been a member of our Board of Directors since July 2019. Mr. Van Arsdell is a former senior partner of Deloitte LLP, where he served as Chairman and Chief Executive Officer of Deloitte & Touche LLP from 2010-2012 and as Deputy Chief Executive Officer from 2009-2010. He also served as a member of Deloitte’s board of directors from 2003-2009, during which time he held the position of Vice Chairman. Mr. Van Arsdell has served as a member of the board of directors of First Midwest Bancorp, Inc. since 2017 and has been a member of the audit committee of Brown Brothers Harriman since 2015. Mr. Van Arsdell earned both a Bachelor of Science degree in Accounting and a Masters of Accounting Science degree from the University of Illinois. He is a certified public accountant.
Additional Information
Additional information required by this item will be contained in our definitive proxy statement issued in connection with the 2022 Annual Meeting of Stockholders filed with the SEC within 120 days after September 30, 2021 and is incorporated herein by reference.
Our website address is www.muellerwaterproducts.com. You may read and print our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and any amendments to those reports from the investor relations section of our website free of charge. These reports are available on our website soon after we file them with or furnish them to the SEC. These reports should also be available through the SEC’s website at www.sec.gov.
We have adopted a written code of conduct that applies to all directors, officers and employees, including a separate code that applies only to our principal executive officer and senior financial officers in accordance with Section 406 of the Sarbanes-Oxley Act of 2002 and the rules of the SEC promulgated thereunder. Our Code of Business Conduct and Ethics is available in the corporate governance section of our website. In the event that we make changes in, or provide waivers from, the provisions of this Code of Business Conduct and Ethics for which SEC disclosure is required, we will make such disclose in the corporate governance section of our website.
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

Item 11.EXECUTIVE COMPENSATION
The information required by this item will be contained in our definitive proxy statement issued in connection with the 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Except for the information set forth below and the information set forth in “Part II, Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES,” the information required by this item will be contained in our definitive proxy statement issued in connection with the 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

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
The following table sets forth certain information relating to these equity compensation plans at September 30, 2021.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance
Equity compensation plans approved by stockholders:
2006 Plan	2,195,769	(1)	$10.67	(2)	5,806,070	(3)
ESPP	33,381		—		2,254,023	(4)
Total	2,229,150				8,060,093

(1)Consists of the maximum number of shares that could be earned upon exercise or vesting of outstanding stock-based awards granted under the 2006 Plan. This includes 1,199,873 shares associated with share-settled performance units that may or may not be earned, depending on Company performance or stock market performance, as described in Note 12. of the Notes to the Consolidated Financial Statements.
(2)Weighted-average exercise price of 599,799 options.
(3)The number of securities initially available for issuance under the 2006 Plan was 20,500,000 shares.
(4)The number of securities initially available for issuance under the ESPP Plan was 5,800,000 shares.

Item 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be contained in our definitive proxy statement issued in connection with the 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be contained in our definitive proxy statement issued in connection with the 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV
Item 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)Financial Statements

(b)Financial Statement Schedules
The information required by Schedule II is included in the Notes to Consolidated Financial Statements. All other schedules required by Item 15(b) are not applicable or not required.

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

4.2	Description of Securities registered under Section 12 of the Securities Exchange Act of 1934.
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

10.31.2*	Executive Change-in-Control Severance Agreement, dated September 30, 2019 by and between Mueller Water Products and Steven S. Heinrichs
10.32 **	Mueller Water Products, Inc. Form of Performance Restricted Stock Unit Award Agreement
10.33 **	Mueller Water Products, Inc. Form of Restricted Stock Unit Award Agreement
10.34 **	Mueller Water Products, Inc. Form of Stock Option Grant Award Agreement
14.1*	Code of Business Conduct and Ethics for Mueller Water Products, Inc. Incorporated by reference to Exhibit 14.1 to Mueller Water Products, Inc. Form 10-Q (File no. 00132892) filed on February 7, 2014.

Exhibit no.	Document
21.1**	Subsidiaries of Mueller Water Products, Inc.
23.1**	Consent of Independent Registered Accounting Firm.
31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**
The following financial information from the Annual Report on Form 10-K for the year ended September 30, 2021, formatted in XBRL (Extensible Business Reporting Language), (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Other Comprehensive Income, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

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
Date: November 18, 2021

MUELLER WATER PRODUCTS, INC.

By:	/s/ Scott Hall
Name: Scott Hall
Title: President and Chief Executive Officer
Pursuant to the requirements of the Securities Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Scott Hall	President and Chief Executive Officer	November 18, 2021
Scott Hall

/s/ Marietta Edmunds Zakas	Executive Vice President and Chief Financial Officer (principal financial officer)	November 18, 2021
Marietta Edmunds Zakas

/s/ Suzanne G. Smith	Vice President and Chief Accounting Officer (principal accounting officer)	November 18, 2021
Suzanne G. Smith

/s/ Mark J. O’Brien	Non-Executive Chairman of the Board of Directors	November 18, 2021
Mark J. O’Brien

/s/ Shirley C. Franklin	Director	November 18, 2021
Shirley C. Franklin

/s/ Thomas J. Hansen	Director	November 18, 2021
Thomas J. Hansen

/s/ Jerry W. Kolb	Director	November 18, 2021
Jerry W. Kolb

/s/ Christine Ortiz	Director	November 18, 2021
Christine Ortiz

/s/ Bernard G. Rethore	Director	November 18, 2021
Bernard G. Rethore

/s/ Jeffery S. Sharritts	Director	November 18, 2021
Jeffery S. Sharritts

/s/ Lydia W. Thomas	Director	November 18, 2021
Lydia W. Thomas

/s/ Michael T. Tokarz	Director	November 18, 2021
Michael T. Tokarz

/s/ Stephen C. Van Arsdell	Director	November 18, 2021
Stephen C. Van Arsdell

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Mueller Water Products, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Mueller Water Products, Inc. and subsidiaries (the Company) as of September 30, 2021 and 2020, the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended September 30, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 18, 2021 expressed an unqualified opinion thereon.
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

Valuation of Goodwill - Krausz Industries Reporting Unit
Description of the Matter
As described in Note 6 to the consolidated financial statements, goodwill is tested at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. As of September 1, 2021, the Company performed a quantitative assessment of the $91.2 million in goodwill of the Krausz Industries (“Krausz”) reporting unit. The Company determined the fair value of the Krausz reporting unit using valuation techniques including the discounted cash flow method, a form of the income approach, and the guideline public company method, a form of the market approach.

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

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2007.
Atlanta, Georgia
November 18, 2021

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of Mueller Water Products, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Mueller Water Products, Inc. and subsidiaries’ internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Mueller Water Products, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 30, 2021 and 2020, the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended September 30, 2021, and the related notes and our report dated November 18, 2021 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Atlanta, Georgia
November 18, 2021

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,
	2021	2020
	(in millions, except share amounts)
Assets:
Cash and cash equivalents	$227.5	$208.9
Receivables, net of allowance for credit losses of $3.5 million and $2.5 million	212.2	180.8
Inventories, net	184.7	162.5
Other current assets	29.3	29.0
Total current assets	653.7	581.2
Property, plant and equipment, net	283.4	253.8
Intangible assets, net	392.5	408.9
Goodwill	115.1	99.8
Other noncurrent assets	73.3	51.3
Total assets	$1,518.0	$1,395.0

Liabilities and stockholders’ equity:
Current portion of long-term debt	$1.0	$1.1
Accounts payable	92.0	67.3
Other current liabilities	127.1	86.6
Total current liabilities	220.1	155.0
Long-term debt	445.9	446.5
Deferred income taxes	95.1	96.5
Other noncurrent liabilities	62.0	56.3
Total liabilities	823.1	754.3

Commitments and contingencies (Note 17.)

Common stock: 600,000,000 shares authorized; 157,955,433 and 158,064,750 shares outstanding at September 30, 2021 and 2020, respectively	1.6	1.6
Additional paid-in capital	1,342.2	1,378.0
Accumulated deficit	(643.9)	(714.2)
Accumulated other comprehensive loss	(5.0)	(24.7)
Total stockholders’ equity	694.9	640.7
Total liabilities and stockholders’ equity	$1,518.0	$1,395.0

The accompanying notes are an integral part of the consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended September 30,
	2021	2020	2019
	(in millions, except per share amounts)
Net sales	$1,111.0	$964.1	$968.0
Cost of sales	752.5	635.9	647.1
Gross profit	358.5	328.2	320.9
Operating expenses:
Selling, general and administrative	218.8	198.4	182.7
Gain on sale of idle property	—	—	(2.4)
Strategic reorganization and other charges	8.0	13.0	16.3
Total operating expenses	226.8	211.4	196.6
Operating income	131.7	116.8	124.3
Pension (benefit) cost other than service	(3.3)	(3.0)	0.4
Interest expense, net	23.4	25.5	19.8
Loss on early extinguishment of debt	16.7	—	—
Walter Energy accrual	—	0.2	22.0
Income before income taxes	94.9	94.1	82.1
Income tax expense	24.5	22.1	18.3
Net income	$70.4	$72.0	$63.8

Net income per share:
Basic	$0.44	$0.46	$0.40
Diluted	$0.44	$0.45	$0.40

Weighted average shares outstanding:
Basic	158.4	157.8	157.8
Diluted	159.2	158.6	159.0

Dividends declared per share	$0.22	$0.21	$0.2025

The accompanying notes are an integral part of the consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended September 30,
	2021	2020	2019
	(in millions)
Net income	$70.4	$72.0	$63.8
Other comprehensive income (loss):
Pension	14.1	4.4	(13.3)
Income tax effects	(3.6)	(1.1)	3.8
Foreign currency translation	9.2	8.0	6.3
Total other comprehensive income (loss)	19.7	11.3	(3.2)
Total comprehensive income	$90.1	$83.3	$60.6
The accompanying notes are an integral part of the consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE THREE YEARS ENDED SEPTEMBER 30, 2021

	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Non-controlling interest	Total
	(in millions)
Balance at September 30, 2018	$1.6	$1,444.5	$(850.0)	$(32.8)	$1.5	$564.8
Net income	—	—	63.8	—	0.7	64.5
Dividends declared	—	(32.0)	—	—	—	(32.0)
Stock-based compensation	—	4.3	—	—	—	4.3
Shares retained for employee taxes	—	(1.3)	—	—	—	(1.3)
Common stock issued	—	5.2	—	—	—	5.2
Stock repurchased under buyback program	—	(10.0)	—	—	—	(10.0)
Other comprehensive loss, net of tax	—	—	—	(3.2)	—	(3.2)
Balance at September 30, 2019	1.6	1,410.7	(786.2)	(36.0)	2.2	592.3
Net income	—	—	72.0	—	—	72.0
Dividends declared	—	(33.1)	—	—	—	(33.1)
Stock-based compensation	—	5.3	—	—	—	5.3
Shares retained for employee taxes	—	(0.9)	—	—	—	(0.9)
Common stock issued	—	3.5	—	—	—	3.5
Stock repurchased under buyback program	—	(5.0)	—	—	—	(5.0)
Acquisition of joint venture partner’s interest	—	(2.5)	—	—	(2.2)	(4.7)
Other comprehensive income, net of tax	—	—	—	11.3	—	11.3
Balance at September 30, 2020	1.6	1,378.0	(714.2)	(24.7)	—	640.7
Net income	—	—	70.4	—	—	70.4
Dividends declared	—	(34.8)	—	—	—	(34.8)
Cumulative effect of accounting change (Note 2.)	—	—	(0.1)	—	—	(0.1)
Stock-based compensation	—	8.1	—	—	—	8.1
Shares retained for employee taxes	—	(1.0)	—	—	—	(1.0)
Common stock issued	—	1.9	—	—	—	1.9
Stock repurchased under buyback program	—	(10.0)	—	—	—	(10.0)
Other comprehensive income, net of tax	—	—	—	19.7	—	19.7
Balance at September 30, 2021	$1.6	$1,342.2	$(643.9)	$(5.0)	$—	$694.9

The accompanying notes are an integral part of the consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended September 30,
	2021	2020	2019
	(in millions)
Operating activities:
Net income	$70.4	$72.0	$63.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	31.4	29.6	26.0
Amortization	28.2	28.2	27.0
Loss on early extinguishment of debt	16.7	—	—
Stock-based compensation	8.1	5.3	4.3
Pension (benefit) cost	(1.9)	2.8	2.0
Deferred income taxes	(5.3)	7.2	1.3
Inventory reserves provision	3.1	4.3	2.4
Gain on disposal of assets	—	—	(2.5)
Other, net	1.3	3.7	2.4
Changes in assets and liabilities, net of acquisitions:
Receivables, net	(29.9)	(7.5)	(1.4)
Inventories, net	(23.5)	24.9	(19.8)
Other assets	(4.9)	0.9	(7.4)
Accounts payable	23.0	(17.6)	(11.0)
Walter Energy accrual	—	(22.0)	22.0
Other current liabilities	37.5	6.6	(6.1)
Pension obligations, related to contributions	—	—	(0.7)
Other noncurrent liabilities	2.5	1.9	(9.8)
Net cash provided by operating activities	156.7	140.3	92.5
Investing activities:
Capital expenditures	(62.7)	(67.7)	(86.6)
Acquisitions, net of cash acquired	(19.7)	—	(127.5)
Proceeds from sales of assets	0.7	0.2	2.3
Net cash used in investing activities	(81.7)	(67.5)	(211.8)
Financing activities:
Repayment of 5.5% Senior Notes	(462.4)	—	—
Issuance of 4.0% Senior Notes	450.0	—	—
Dividends paid	(34.8)	(33.1)	(32.0)
Deferred financing costs paid	(6.0)	(1.1)	—
Proceeds from financing transaction	3.9	—	—
Acquisition of joint venture partner’s interest	—	(5.2)	—
Employee taxes related to stock-based compensation	(1.0)	(0.9)	(1.3)
Common stock issued	1.9	3.5	5.2
Stock repurchased under buyback program	(10.0)	(5.0)	(10.0)
Repayment of Krausz debt	—	—	(13.2)
Other	(0.4)	0.4	0.4
Net cash used in financing activities	(58.8)	(41.4)	(50.9)
Effect of currency exchange rate changes on cash	2.4	0.8	(0.2)
Net change in cash and cash equivalents	18.6	32.2	(170.4)
Cash and cash equivalents at beginning of year	208.9	176.7	347.1
The accompanying notes are an integral part of the consolidated financial statements.

Cash and cash equivalents at end of year	$227.5	$208.9	$176.7

Supplemental cash flow information:
Cash paid for interest	$25.3	$24.3	$22.2
Cash paid for income taxes	$16.8	$15.3	$29.1
The accompanying notes are an integral part of the consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1.    Organization
Mueller Water Products, Inc., a Delaware corporation, together with its consolidated subsidiaries, operates in two business segments: Infrastructure and Technologies. Infrastructure manufactures valves for water and gas systems, including butterfly, iron gate, tapping, check, knife, plug, automatic control and ball valves, as well as dry-barrel and wet-barrel fire hydrants and pipe repair products. Technologies offers metering systems, leak detection, pipe condition assessment and other products and services for the water infrastructure industry. The “Company,” “we,” “us” or “our” refer to Mueller Water Products, Inc. and its subsidiaries. With regard to the Company’s segments, “we,” “us” or “our” may also refer to the segment being discussed. We sold our Anvil segment on January 6, 2017 and our U.S. Pipe segment on April 1, 2012.
We have approximately 3,400 employees globally, of which 66% of our hourly workers are covered by collective bargaining agreements.
In July 2014, Infrastructure acquired a 49% ownership in an industrial valve joint-venture for $1.7 million. As a result of substantive control features in the joint-venture agreement, all of the joint venture’s assets, liabilities and results of operations were included in our consolidated financial statements. The noncontrolling interest portion was included in selling, general and administrative expenses. Noncontrolling interest was recorded at its carrying value, which approximated fair value. Infrastructure acquired the remaining 51% noncontrolling interest on October 3, 2019.
On December 3, 2018, we completed our acquisition of Krausz Industries Development Ltd. and subsidiaries (“Krausz”). During our 2020 and 2019 fiscal years, we included the financial statements of Krausz on a one-month lag. Refer to Note 5. for additional disclosures. During the three months ended March 31, 2021, we aligned the consolidation of the financial statements of Krausz in the Company’s consolidated financial statements, eliminating the previous inclusion of Krausz financial statements with a one-month reporting lag. In accordance with applicable accounting literature, the elimination of the one-month reporting lag is considered to be a change in accounting principle. We believe this change in accounting principle is preferable as the financial statements of all of our subsidiaries are now reported on the same basis, providing the most current information available. The effect of the elimination of the reporting lag during the year ended September 30, 2021 resulted in an increase of $6.0 million to net sales and an increase of $1.4 million to operating income. We concluded that the effect of this change is not material to the balance sheets, statements of operations, statements of cash flows, net income and earnings per share and therefore have not retrospectively applied this change.
On June 14, 2021, we acquired all the outstanding capital stock of i2O Water Ltd (“i2O”) a provider of pressure management solutions to more than 100 water companies in 45 countries. The consolidated balance sheet at September 30, 2021 includes the preliminary estimated fair values of the net assets of i2O. The Company is still reviewing the impact of taxes and certain other items. The results of i2O’s operations and cash flows for the period subsequent to the acquisition are included in the consolidated statement of operations and consolidated statement of cash flows, respectively. Refer to Note 5. for additional disclosures related to the acquisition.
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

We determined that the investment fund and the Sub-CDE are variable interest entities (“VIEs”) and that we are the primary beneficiary of the VIEs. The ongoing activities of the VIEs, namely collecting and remitting interest and fees and administering NMTC compliance, were contemplated in the initial design of the transaction and are not expected to significantly affect economic performance throughout the life of the VIEs. Additionally, we are obligated to deliver tax benefits and provide various other guarantees to Wells Fargo and to absorb the losses of the VIEs. Wells Fargo does not have a material interest in the underling economics of the project. Consequently, we have included the financial statements of the VIEs in our consolidated financial statements.

Intercompany transactions between us and the VIEs have been eliminated in consolidation. Wells Fargo’s contribution to the investment fund is consolidated in our financial statements as an Other noncurrent liability as a result of its redemption features.

Direct costs associated with Wells Fargo’s capital contribution have been netted against the recorded proceeds, resulting in a net cash contribution of $3.9 million. Other direct costs associated with the transaction were capitalized and will be recognized as interest expense over the seven-year tax credit period. Incremental costs to maintain the structure during the compliance period are expensed as incurred.

Note 2.    Summary of Significant Accounting Policies
Cash and Cash Equivalents. All highly liquid investments with remaining maturities of 90 days or less when purchased are classified as cash equivalents. Where there is no right of offset against cash balances, outstanding checks are included in accounts payable.
Receivables, net. Receivables are amounts due from customers. To reduce credit risk, credit investigations are generally performed prior to accepting orders from new customers and, when necessary, letters of credit, bonds or other instruments are required to ensure payment.
We present trade receivables net of customer discounts and an allowance for credit losses. Our consolidated statements of operations reflect the measurement of credit losses for newly recognized trade receivables, as well as the expected increases or decreases of expected credit losses that have taken place during the period. When we determine a specific trade receivable will not be collected, we charge off the uncollectible amount against the allowance. Our periodic evaluations of expected credit losses are based upon our judgments regarding prior collection experience, specific customer creditworthiness, other current conditions, and forecasts of current economic trends within the industries served that may affect the collectability of the reported amounts. Significantly weaker than anticipated industry or economic conditions could impact our customers’ ability to pay such that actual credit losses may be greater than the amounts provided for in this allowance.
The following table summarizes information concerning our allowance for credit losses.

	2021	2020	2019
	(in millions)
Balance at beginning of year	$2.5	$1.5	$1.4
Provision charged to expense	1.1	1.1	0.3
Other	(0.1)	(0.1)	(0.2)
Balance at end of year	$3.5	$2.5	$1.5

Inventories, net. Inventories are recorded at the lower of first-in, first-out method cost or estimated net realizable value. We evaluate our inventory in terms of excess and obsolete exposures. This evaluation includes such factors as anticipated usage, inventory turnover, inventory levels and ultimate product sales value. Inventory cost includes an overhead component that is affected by levels of production and actual costs incurred. We periodically evaluate the effects of production levels and costs capitalized as part of inventory.
The following table summarizes information concerning our inventory valuation reserves.

	2021	2020	2019
	(in millions)
Balance at beginning of year	$11.7	$7.5	$5.1
Provision charged to expense	5.9	4.7	3.4
Inventory disposed	(3.6)	(0.7)	(1.2)
Other	0.8	0.2	0.2
Balance at end of year	$14.8	$11.7	$7.5

Maintenance and repair supplies and tooling. Maintenance and repair supplies and tooling is included in Other current assets and Other noncurrent assets. Costs for perishable tools and maintenance items are expensed when put into service. Costs for more durable items are amortized over their estimated useful lives, ranging from 3 to 10 years.
Property, Plant and Equipment, net. Property, plant and equipment is recorded at cost, less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets. Estimated useful lives are 10 to 20 years for land improvements, 10 to 40 years for buildings and 3 to 15 years for machinery and equipment. Leasehold improvements and capitalized leases are depreciated using the straight-line method over the lesser of the useful life of the asset or the remaining lease term. Gains and losses upon disposition are reflected in operating results in the period of disposition.
Direct internal and external costs to implement computer systems and internal-use software are capitalized. Capitalized costs are depreciated over the estimated useful life of the system or software, generally six years, beginning when software is ready for its intended use.
Liabilities are recognized at fair value for asset retirement obligations related to plant and landfill closures in the period in which they are reasonably estimable and the carrying amounts of the related long-lived assets are correspondingly adjusted. Over time, the liabilities are accreted to their estimated future values. At September 30, 2021 and 2020, asset retirement obligations were $3.8 million.
Leases. Refer to Note 4. for information regarding our leases.
Accounting for the Impairment of Long-Lived Assets. We test indefinite-lived intangible assets and goodwill for impairment annually or more frequently if events or circumstances indicate impairment is possible. We perform our annual impairment testing at September 1. We amortize finite-lived intangible assets over their respective estimated useful lives and review for impairment if events or circumstances indicate impairment is possible. Refer to Note 6. for information regarding our impairment testing.
Workers’ Compensation. Our exposure to workers’ compensation claims is generally limited to $0.8 million per incident. Liabilities, including those related to claims incurred but not reported, are recorded principally using annual valuations based on discounted future expected payments and using historical data combined with insurance industry data when historical data is limited. Our gross workers’ compensation liabilities were $10.5 million as of September 30, 2021, and we expect to recover $3.5 million in insurance which is included as a receivable in Other current assets and Other noncurrent assets as of September 30, 2021. As of September 30, 2020, our net worker’s compensation liability was $6.2 million.
Warranty Costs. We accrue for warranty expenses, which include costs of repair and/or replacement, including labor, materials, equipment, freight and reasonable overhead costs. We accrue for the estimated cost of product warranties at the time of sale if such costs are determined to be probable and reasonably estimable at that time. We monitor and analyze our warranty experience and costs periodically and may revise our warranty accruals as necessary. Critical factors in our accrual analyses include warranty terms, specific claim situations, general incurred and projected failure rates, the nature of product failures, product and labor costs, and general business conditions.
Activity in our accrued warranty, reported as part of both other current liabilities and other noncurrent liabilities, is presented below.

	2021	2020	2019
	(in millions)
Balance at beginning of year	$14.4	$17.1	$20.0
Warranty accruals	3.5	2.6	3.9
Warranty costs	(8.2)	(5.3)	(6.8)
Balance at end of year	$9.7	$14.4	$17.1

Deferred Financing Costs. Costs to finance debt are charged to expense over the lives of the debt agreements. Remaining costs and the future period over which financing costs would be charged to expense are reassessed when amendments to the related financing agreements or prepayments occur.
Deferred financing costs are offset against the underlying long-term debt in the accompanying consolidated balance sheets. Deferred financing costs under agreements that do not have outstanding debt and in other instances, such as our ABL Agreement and with regard to our NMTC transaction, are included in Other noncurrent assets consistent with the life of the instrument. Deferred financing costs of $6.6 million at September 30, 2021 are scheduled to amortize as follows: $1.0 million related to the ABL Agreement and $0.3 million related to the NMTC transaction which are amortized on a straight-line basis and; $5.3 million related to the 4.0% Senior Unsecured Notes (“4.0% Senior Notes”) which is amortized using the effective interest rate method. All such amortization will be over the remaining term of the respective debt. Refer to Note 8. for disclosures related to our borrowing arrangements.
Derivative Instruments and Hedging Activities. We manage U.S. dollar - Canadian dollar exchange rate risk related to an intercompany loan with swap contracts, which we have not designated as hedges. As a result, the changes in the fair value of these contracts are reported currently in earnings. The values of our currency swap contracts were liabilities of $1.1 million and $0.2 million as of September 30, 2021 and 2020, respectively, and are included in Other current liabilities and Other noncurrent liabilities, respectively, in our consolidated balance sheets. The currency swap contracts expire in February 2022.
Income Taxes. Deferred tax liabilities and deferred tax assets are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Such liabilities and assets are determined based on the differences between the financial statement basis and the tax basis of assets and liabilities, using tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is provided when, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.
We only record tax benefits for positions that management believes are more likely than not of being sustained under audit based solely on the technical merits of the associated tax position. The amount of tax benefit recognized for any position that meets the more-likely-than-not threshold is the largest amount of the tax benefit that we believe is greater than 50% likely of being realized.
Environmental Expenditures. We capitalize environmental expenditures that increase the life or efficiency of noncurrent assets or that reduce or prevent environmental contamination. We accrue for environmental expenses resulting from existing conditions that relate to past operations when the costs are probable and reasonably estimable. We are indemnified under an agreement with a predecessor to Tyco for certain environmental liabilities that existed at August 16, 1999. Refer to Note 17. for additional disclosures regarding our environmental liabilities.
Revenue Recognition. Refer to Note 3. for disclosures regarding our revenues.
Stock-based Compensation. Compensation expense for stock-based awards granted to employees and directors is based on the fair value at the grant dates for our stock-settled share awards and is based on the fair value at each reporting date for our cash-settled share awards. Refer to Note 12. for more information regarding our stock-based compensation. Stock-based compensation expense is included within Selling, general and administrative expenses.
Research and Development. Research and development costs are expensed as incurred.
Advertising. Advertising costs are expensed as incurred.
Translation of Foreign Currency. Assets and liabilities of our businesses whose functional currencies are not denominated in the United States dollar are translated into United States dollars using currency exchange rates at the balance sheet date. Revenues and expenses are translated at average currency exchange rates during the period. Foreign currency translation gains and losses are reported as a component of accumulated other comprehensive income (loss). Gains and losses resulting from foreign currency transactions are included in earnings as incurred.
Recently Adopted Accounting Pronouncements
During 2016, the Financial Accounting Standards Board (“FASB”) issued standard Accounting Standard Codification (“ASC”) 326 - Current Expected Credit Losses (“ASC 326”) to replace the “incurred loss” impairment approach with an “expected loss” approach. This requires consideration of a broader range of reasonable and supportable information to estimate credit losses. We have completed historical and forward-looking analyses for receivables and adopted this guidance effective October 1, 2020. Upon adoption, there was an immaterial impact of $0.1 million to our retained earnings.
Accounting Pronouncements Not Yet Adopted
In December 2019, the FASB issued Accounting Standards Update (“ASU”) No. 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”). ASU 2019-12 simplifies the accounting for income taxes by clarifying and amending existing guidance related to the recognition of franchise tax, the evaluation of a step up in the tax basis of goodwill, and the effects of enacted changes in tax laws or rates in the effective tax rate computation, among other clarifications. ASU 2019-12 is effective for public business entities for fiscal years beginning after December 15, 2020, including interim periods within that fiscal year, with early adoption permitted. We will adopt this standard on October 1, 2021 and it is not expected to have a material impact on our financial statements.
In March 2020, the FASB issued ASU No. 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting" (“ASU 2020-04”). The new guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference the London Inter Bank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued due to reference rate reform. ASU 2020-04 is effective from March 12, 2020, but can be adopted prospectively from a date within an interim period subsequent to March 12, 2020. We are currently evaluating our contracts and the optional expedients provided by ASU 2020-04. We will adopt this standard on October 1, 2021 and it is not expected to have a material impact on our financial statements.

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
Disaggregation of Revenue
Refer to Note 16. for disaggregation our revenues from contracts with customers by reportable segment and by geographical region, which we believe best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. Geographical region represents the location of the customer.
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
Advance payments and billings in excess of revenue are recognized and recorded as deferred revenue, the majority of which is classified as current based on the timing when we expect to recognize revenue. We include current deferred revenue within Other current liabilities in the accompanying consolidated balance sheets. Deferred revenues represent contract liabilities and are recorded when customers remit cash payments in advance of our satisfaction of performance obligations under contractual arrangements. Contract liabilities are reversed when the performance obligation is satisfied and revenue is recognized.

The table below represents the balances of our customer receivables and deferred revenues.

	September 30,
	2021	2020
	(in millions)
Billed receivables	$217.0	$180.3
Unbilled receivables	2.3	5.3
Total customer receivables, gross	$219.3	$185.6

Deferred revenues	$5.4	$5.6

Performance Obligations
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. Our performance obligations are satisfied at a point in time as related to sales of equipment or over time as related to our software hosting and leak detection monitoring services. Performance obligations are supported by customer contracts, which provide frameworks for the nature of the distinct products or services. We allocate the transaction price of each contract to the performance obligations on the basis of standalone selling price and recognize revenue when control of the performance obligation transfers to the customer. The transaction price is adjusted for our estimate of variable consideration which may include discounts, and rebates. To estimate variable consideration, we apply the expected value or the most likely amount method, based on whichever method most appropriately predicts the amount of consideration we expect to receive. The method applied is typically based on historical experience and known trends. We constrain the amounts of variable consideration that are included in the transaction price, to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur or when uncertainties around the variable consideration are resolved.
We exclude from the measurement of the transaction price all taxes assessed by a governmental authority. We classify shipping and handling costs, such as freight to our customers’ destinations, as a component of cost of goods sold.

We have elected to use the practical expedient to not adjust the transaction price of a contract for the effects of a significant financing component if, at the inception of the contract, we expect that the period between when we transfer a product or service to a customer and when a customer remits payment will be one year or less.
Revenues from products and services transferred to customers at a point in time represented 98% , 99% and 98% of our revenues in the years ended September 30, 2021, 2020 and 2019, respectively. The revenues recognized at a point in time related to the sale of our products are recognized when the obligations of the terms of our contract are satisfied, which generally occurs upon shipment when control of the product transfers to the customer.
Revenues from products and services transferred to customers over time represented 2%, 1% and 2% of our revenues in the years ended September 30, 2021, 2020 and 2019, respectively.
We offer warranties to our customers in the form of assurance-type warranties, which provide assurance that the products provided will function as intended and comply with any agreed-upon specifications. These cannot be purchased separately.
Costs to Obtain or Fulfill a Contract
We incur certain incremental costs to obtain a contract, which primarily relate to incremental sales commissions. Our commissions are paid based on a combination of orders and shipments, and we reserve the right to claw back any commissions in case of product returns or lost collections. As the expected benefit associated with these incremental costs is generally one year or less based on the nature of the product sold and benefits received, we have applied a practical expedient and therefore do not capitalize the related costs and expense them as incurred.

Note 4.        Leases
On October 1, 2019, we adopted ASC 842 - Leases utilizing the modified retrospective approach. Adoption of the new standard resulted in an increase to total assets and liabilities as a result of recording lease right-of-use assets (“ROU”) and lease liabilities related to our operating lease portfolio.
We elected three practical expedients for transition, which include the carry forward of our leases without reassessing whether any contracts are leases or contain leases, lease classification and initial direct costs as well as applying hindsight when determining the lease term and when assessing impairment of ROU assets at the adoption date. This allows us to update our assessments according to new information and changes in facts and circumstances that have occurred since lease inception.
Presentation of Leases
We lease certain office, warehouse, manufacturing, distribution, and research and development facilities and equipment under operating leases. Our leases have remaining lease terms of up to 12 years. The terms and conditions of our leases may include options to extend or terminate the lease which are considered and included in the lease term when these options are reasonably certain of exercise.
We determine if a contract is, or contains, a lease at inception by evaluating whether the contract conveys the right to control the use of an identified asset. For all classes of leased assets, we have elected the practical expedient to account for any non-lease components in the contract together with the related lease component in the same unit of account.
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
Our short-term lease expense for the years ended September 30, 2021 and 2020 and short-term lease commitments at September 30, 2021 are immaterial.
We have certain lease contracts with terms and conditions that provide for variability in the payment amount based on changes in facts or circumstances occurring after the commencement date. These variable lease payments are recognized in our consolidated statements of operations as the obligation is incurred.

At September 30, 2021, any legally-binding minimum lease payments for operating leases signed but not yet commenced, subleases, leases that imposed significant restrictions or covenants, related party leases or sale-leaseback arrangements were immaterial.
The components of lease cost are presented below.

	Year ended September 30,
	2021	2020	2019
	(in millions)
Operating lease cost	$6.1	$6.3	$5.8
Finance lease cost	1.2	1.3	1.0
Total lease expense	$7.3	$7.6	$6.8
Supplemental cash flow information related to leases are presented below, in millions.

	Year ended September 30,
	2021	2020
Operating cash used for operating leases	$6.1	$6.1
Financing cash used for finance leases	$1.2	$1.3
Supplemental information regarding our lease assets and liabilities is below.

		September 30,
		2021	2020
		(in millions)
Right-of-use assets:
Operating leases	Other noncurrent assets	$27.1	$25.6
Finance leases	Plant, property and equipment	2.2	2.5
Total right-of-use assets		$29.3	$28.1
Lease liabilities:
Operating leases - current	Other current liabilities	$4.0	$4.0
Operating leases - noncurrent	Other noncurrent liabilities	24.6	23.3
Finance leases - current	Current portion of long-term debt	1.0	1.1
Finance leases - noncurrent	Long-term debt	1.2	1.4
Total lease liabilities		$30.8	$29.8
Supplemental information related to lease terms and discount rates are presented below.

	Year ended September 30,
	2021	2020
Weighted-average remaining lease term (years):
Operating leases	7.82	7.87
Finance leases	2.53	2.52
Weighted-average interest rate:
Operating leases	5.36%	5.64%
Finance leases	4.24%	4.96%

Total lease liabilities at September 30, 2021 have scheduled maturities as follows:

	Operating Leases	Finance Leases
	(in millions)
2022	$5.4	$1.1
2023	5.0	0.7
2024	4.7	0.3
2025	4.3	0.1
2026	4.1	0.1
Thereafter	11.5	—
Total lease payments	35.0	2.3
Less: imputed interest	(6.4)	(0.1)
Present value of lease liabilities	$28.6	$2.2

Note 5.    Acquisitions
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
The goodwill below is attributable to the strategic opportunities and synergies that we expect to arise from the acquisition of Krausz and the value of its workforce and is nondeductible for income tax purposes. Identified intangible assets consist of patents, customer relationships and favorable leasehold interests with an estimated weighted-average useful life of approximately 12 years and trade names with an indefinite life. Values of intangible assets were determined using a discounted cash flow method.

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

Acquisition of i2O Water Ltd
On June 14, 2021, we acquired all of the outstanding capital stock of i2O Water Ltd for $19.7 million, net of cash acquired. The purchase agreement provides for customary final adjustments, including a net working capital adjustment, which we expect to occur during the calendar year 2021.
We have recognized the assets acquired and liabilities assumed at their estimated acquisition date fair values, with the excess of the purchase price over the estimated fair values of the identifiable net assets acquired recorded as goodwill. The accounting for the business combination is considered to be preliminary. We are still reviewing the impact of taxes and other certain items. The results of i2O are included within our Technologies segment.
The goodwill below is attributable to the strategic opportunities and synergies that we expect to arise from the acquisition of i2O and the value of its workforce. The goodwill is nondeductible for income tax purposes. Identified intangible assets consist of customer relationships, non-compete agreements and developed technology with an estimated weighted-average useful life of approximately 12 years and trade names with an indefinite life. Values of intangible assets were determined using a discounted cash flow method.

The following is a summary of the preliminary estimated fair values of the net assets acquired (in millions):

Assets, net of cash:
Receivables	$0.5
Inventories	0.6
Other current assets	0.9
Identified intangible assets:
Tradename	1.8
Customer relationships	2.1
Non-compete agreements	0.1
Developed technology	3.5
Goodwill	12.1
Liabilities:
Accounts payable	(0.8)
Other current liabilities	(1.1)
Fair value of net assets acquired, net of cash	$19.7

Note 6.    Intangible Assets and Goodwill
Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis each September 1st and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. We completed our annual impairment tests of intangible assets and goodwill as of September 1, 2021, and determined there were no impairments. Our goodwill primarily relates to the Krausz reporting unit which was $91.2 million as of September 1, 2021.
Intangible Assets
Direct internal and external costs to develop software licensed by Technologies’ customers are capitalized and amortized over the 6-year estimated useful life of the software, beginning when the software is ready for its intended use. At September 30, 2021, the remaining weighted-average amortization period for this software was 1.8 years. Amortization expense related to such software assets was $3.3 million in each of our 2021, 2020 and 2019 fiscal years. Amortization expense for each of the next five years is scheduled to be $3.5 million in 2022, $2.7 million in 2023, $2.1 million in 2024, $1.1 million in 2025 and $0.5 million in 2026.
At September 30, 2021, the remaining weighted-average amortization period for business combination-related finite-lived customer relationships and technology intangible assets were 4.4 years and 4.5 years, respectively. Amortization expense related to these assets was $25.2 million, $24.9 million and $23.7 million for 2021, 2020 and 2019, respectively. Amortization expense for each of the next five years is scheduled to be $25.4 million in 2022, $24.8 million in 2023, $24.8 million in 2024, $5.2 million in 2025 and $4.4 million in 2026.

Intangible assets are presented below.

	September 30,
	2021	2020
	(in millions)
Capitalized internal-use software:
Cost	$34.1	$31.5
Accumulated amortization	(24.1)	(20.8)
Capitalized internal-use software, net	$10.0	$10.7

Business combination-related:
Cost:
Finite-lived intangible assets:
Technology	123.5	118.5
Customer relationships and other	373.0	370.2
Indefinite-lived intangible assets:
Trade names and trademarks	273.8	271.6
	$770.3	$760.4
Accumulated amortization:
Technology	(85.8)	(81.0)
Customer relationships and other	(302.0)	(281.2)
	(387.8)	(362.2)
Business combination-related intangible assets, net	382.5	398.2
Intangible assets, net	$392.5	$408.9

Goodwill
Our goodwill balance by reportable segment is as follows: (i) Infrastructure balance of $103.0 million and (ii) Technologies balance of $12.1 million.
Changes in the carrying amount of goodwill were as follows:

	September 30,
	2021	2020
	(in millions)
Balance at beginning of year	$99.8	$95.7
Acquisition of Krausz	—	0.3
Acquisition of i2O Water Ltd	12.1	—
Change in foreign currency exchange rates	3.2	3.8
Balance at end of year	$115.1	$99.8

Note 7.    Income Taxes
The components of income before income taxes are presented below.

	2021	2020	2019
	(in millions)
U.S.	$94.0	$89.7	$78.4
Non-U.S.	0.9	4.4	3.7
Income before income taxes	$94.9	$94.1	$82.1

The Tax Cuts and Jobs Act (the “Act”) imposed a one-time transition tax on the undistributed, previously untaxed, post-1986 foreign “earnings and profits” (as defined by the IRS) of certain United States-owned corporations. At September 30, 2021, the remaining balance of our transition obligation is $4.7 million, which will be paid annually through January 2026, as provided in the Act. Other than for Krausz’s investment in its United States subsidiary, we have not recorded income taxes for unrepatriated foreign earnings that may be subject to withholding tax or any outside cost basis differences inherent in our foreign subsidiaries, as these amounts continue to be indefinitely reinvested in foreign operations. We have a foreign tax credit carryforward of $4.5 million, for which we have recorded a valuation allowance as we do not expect to utilize it prior to expiration.
The federal income tax returns for Mueller Co. are closed for years prior to 2005 and for Mueller Water Products, Inc. for 2007 and 2008. Our 2009 through 2016 returns are closed except to the extent net operating losses from those years have been utilized on subsequent years’ returns. We also remain liable for any taxes related to U.S. Pipe income for periods prior to 2012 pursuant to the terms of the sale agreement with the purchaser of the segment.
Our state income tax returns are generally closed for years prior to 2017, except to the extent of our state net operating loss carryforwards. Our Canadian income tax returns are generally closed for years prior to 2014. We do not have any material unpaid assessments.

The components of income tax expense are as follows:

	2021	2020	2019
	(in millions)
Current:
U.S. federal	$21.9	$10.9	$11.6
U.S. state and local	6.3	2.7	3.9
Non-U.S.	1.6	1.3	1.5
Total current income tax expense	29.8	14.9	17.0
Deferred:
U.S. federal	(4.7)	5.6	2.5
U.S. state and local	(1.3)	2.0	(0.4)
Non-U.S.	0.7	(0.4)	(0.8)
Total deferred income tax (benefit) expense	(5.3)	7.2	1.3
Income tax expense	$24.5	$22.1	$18.3

The reconciliation between income tax expense at the United States federal statutory income tax rate and reported income tax expense is presented below.

	2021	2020	2019
	(in millions)
Expense at U.S. federal statutory income tax rates of 21%, 21%, and 24.5%, respectively	$19.9	$19.8	$17.2
Adjustments to reconcile to income tax expense:
State income taxes, net of federal benefit	3.1	3.3	3.2
Uncertain tax positions	0.3	1.0	(1.4)
Nondeductible compensation	0.6	0.6	0.3
Nondeductible expenses, other than compensation	0.5	0.4	1.3
Valuation allowances	(0.4)	0.1	1.3
Basis difference in foreign investment	1.5	0.1	(1.1)
Foreign income taxes	(1.2)	—	0.1
Federal transition tax	—	—	(0.6)
Excess tax benefits related to stock compensation	(0.2)	(0.5)	(0.3)
Tax credits	(1.6)	(1.8)	(1.8)
Other	2.0	(0.9)	0.1
Income tax expense	$24.5	$22.1	$18.3

The following table summarizes information concerning our gross unrecognized tax benefits.

	2021	2020
	(in millions)
Balance at beginning of year	$4.5	$3.3
Increase related to current year positions	0.6	1.5
Decrease as a result of statute of limitations lapse	(0.3)	(0.3)
Balance at end of year	$4.8	$4.5

Substantially all unrecognized tax benefits would, if recognized, impact the effective tax rate. We recognize interest related to uncertain tax positions as interest expense and recognize any penalties incurred as a component of selling, general and administrative expenses. At September 30, 2021 and 2020, we had $0.6 million and $0.4 million, respectively, of accrued interest expense related to unrecognized tax benefits.

Deferred income tax balances are presented below.

	September 30,
	2021	2020
	(in millions)
Deferred income tax assets:
Accrued expenses	$12.7	$12.2
Lease liabilities	8.2	7.3
Inventories	6.1	4.6
State net operating losses	2.8	3.0
Net operating losses and credit carryovers	14.8	3.0
Stock-based compensation	3.8	2.6
Pension	—	0.2
Other	2.9	1.1
Total deferred income tax assets	51.3	34.0
Valuation allowance	(13.6)	(2.9)
Total deferred income tax assets, net of valuation allowance	37.7	31.1
Deferred income tax liabilities:
Intangible assets	86.3	90.2
Lease assets	7.6	6.6
Basis difference in foreign investment	6.8	5.0
Pension	3.9	—
Property, plant and equipment	27.4	25.1
Other	0.5	0.5
Total deferred income tax liabilities	132.5	127.4
Net deferred income tax liabilities	$94.8	$96.3
We reevaluate the need for a valuation allowance against our deferred tax assets each quarter considering results to date, projections of taxable income, tax planning strategies and reversing taxable temporary differences.
Our state net operating loss carryforwards, which expire between the years 2024 and 2032, remain available to offset future taxable earnings.

Note 8.    Borrowing Arrangements
The components of our long-term debt are as follows:

	September 30,
	2021	2020
	(in millions)
4.0% Senior Notes	$450.0	$—
5.5% Senior Notes	—	450.0
ABL Agreement	—	—
Other	2.2	2.5
	452.2	452.5
Less deferred financing costs	(5.3)	(4.9)
Less current portion of long-term debt	(1.0)	(1.1)
Long-term debt	$445.9	$446.5

The scheduled maturities of all borrowings outstanding at September 30, 2021 for each of the following years are $1.0 million in 2022, $0.7 million in 2023, $0.3 million in 2024, $0.1 million in 2025 and $0.1 million in 2026.

ABL Agreement. Our ABL Agreement consists of a revolving credit facility for up to $175 million that includes up to $25 million through swing line loans and may have up to $60 million of letters of credit. The ABL Agreement permits us to increase the size of the credit facility by an additional $150 million in certain circumstances subject to adequate borrowing base availability.
Borrowings under the amended ABL Agreement bear interest at a floating rate equal to LIBOR plus an applicable margin range of 200 to 225 basis points, or a base rate, as defined in the ABL Agreement, plus an applicable margin range of from 100 to 125 basis points. At September 30, 2021 the applicable margin was LIBOR plus 200 basis points.
The ABL Agreement is subject to mandatory prepayments if total outstanding borrowings under the ABL Agreement are greater than the aggregate commitments under the revolving credit facility or if we dispose of overdue accounts receivable in certain circumstances. The borrowing base under the ABL Agreement is equal to the sum of (a) 85% of the value of eligible accounts receivable and (b) the lesser of (i) 70% of the value of eligible inventory or (ii) 85% of the net orderly liquidation value of the value of eligible inventory, less certain reserves. Prepayments can be made at any time without penalty.
Substantially all of our United States subsidiaries are borrowers under the ABL Agreement and are jointly and severally liable for any outstanding borrowings. Our obligations under the ABL Agreement are secured by a first-priority perfected lien on all of our United States inventory, accounts receivable, certain cash and other supporting obligations.
The ABL Agreement terminates on July 29, 2025 and includes a commitment fee for any unused borrowing capacity of 37.5 basis points per annum. Borrowings are not subject to any financial maintenance covenants unless excess availability is less than the greater of $17.5 million and 10% of the Loan Cap as defined in the ABL Agreement. Excess availability based on September 30, 2021 data was $158.7 million, as reduced by $15.0 million of outstanding letters of credit and $1.3 million of accrued fees and expenses.
4.0% Senior Unsecured Notes. On May 28, 2021, we privately issued $450.0 million of 4.0% Senior Notes, which mature on June 15, 2029 and bear interest at 4.0%, paid semi-annually in June and December. We capitalized $5.5 million of financing costs, which are being amortized over the term of the 4.0% Senior Notes using the effective interest method. Proceeds from the 4.0% Senior Notes, along with cash on hand were used to redeem our previously existing 5.5% Senior Notes. Substantially all of our United States subsidiaries guarantee the 4.0% Senior Notes, which are subordinate to borrowings under our ABL Agreement. Based on quoted market prices, which is a Level 1 measurement, the outstanding 4.0% Senior Notes had a fair value of $467.3 million as of September 30, 2021.
An indenture securing the 4.0% Senior Notes (“Indenture”) contains customary covenants and events of default, including covenants that limit our ability to incur certain debt and liens. There are no financial maintenance covenants associated with the Indenture. We believe we were in compliance with these covenants at September 30, 2021.

As set forth in the Indenture, we may redeem some or all of the 4.0% Senior Notes at any time or from time to time prior to June 15, 2024 at certain “make-whole” redemption prices and on or after June 15, 2024 at specified redemption prices. Additionally, we may redeem up to 40% of the aggregate principal amount of the 4.0% Senior Notes at any time or from time to time prior to June 15, 2024 with the net proceeds of specified equity offerings at specified redemption prices. Upon a change of control, we would be required to offer to purchase the 4.0% Senior Notes at a price equal to 101% of the outstanding principal amount of the 4.0% Senior Notes.

5.5% Senior Unsecured Notes. On June 12, 2018, we privately issued $450.0 million of 5.5% Senior Notes, which were set to mature in June 2026 and bore interest at 5.5%, paid semi-annually. We called the 5.5% Senior Notes effective June 17, 2021 and redeemed the 5.5% Senior Notes with the proceeds from the 4.0% Senior Notes and cash on hand. As a result, we incurred $16.7 million in loss on extinguishment of debt, comprised of a $12.4 million call premium and a $4.3 million write-off of the remaining deferred debt issuance costs.
.
Note 9.    Derivative Financial Instruments
In connection with the acquisition of Singer Valve in 2017, we loaned funds to one of our Canadian subsidiaries. Although this intercompany loan has no direct effect on our consolidated financial statements, it creates exposure to currency risk for the Canadian subsidiary. To reduce this exposure, we entered into a United States dollar-Canadian dollar swap contract with the Canadian subsidiary and an offsetting Canadian dollar-United States dollar swap with a domestic bank. We have not designated these swaps as hedges and the changes in their fair value are included in earnings, where they offset the currency gains and losses associated with the intercompany loan.

The values of our currency swap contracts were liabilities of $1.1 million and $0.2 million as of September 30, 2021 and 2020, respectively, and are included in Other current liabilities and Other noncurrent liabilities, respectively in our consolidated balance sheets. The currency swap contracts expire in February 2022.

Note 10.    Retirement Plans
Defined Benefit Plans. We have had various pension plans (“Pension Plans”), which we funded in accordance with their requirements and, where applicable, in amounts sufficient to satisfy the minimum funding requirements of applicable laws. The Pension Plans provided benefits based on years of service and compensation or at stated amounts for each year of service. The annual measurement date for all Pension Plans was September 30. After September 30, 2019, our only remaining defined benefit plan was our United States Pension Plan (“Plan”).
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
During 2018, under terms of a negotiated labor contract, a group of our collectively bargained employees are no longer accruing benefits under a multi-employer pension plan. The affected employees are now participants in our defined contribution retirement plan with an employer match and one-time contribution of $0.4 million, which vested through 2020. During 2019, we recorded and paid an estimated settlement liability for exiting this plan, which resulted in an expense of $1.1 million, which we included in Strategic reorganization and other charges. As a result, we no longer have any plan assets or obligation in connection with any multi-employer pension plan.
A summary of key assumptions for the valuations of our Pension Plans is as follows

	2021	2020	2019
Weighted average used to determine benefit obligations:
Discount rate	3.01%	2.84%	3.26%
Weighted average used to determine net periodic cost:
Discount rate	2.84%	3.26%	4.37%
Expected return on plan assets	4.50%	5.00%	4.93%
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

Amounts recognized for Pension Plans are presented below.

	2021	2020
	(in millions)
Projected benefit obligations:
Beginning of year	$359.5	$356.6
Service cost	1.5	1.5
Interest cost	9.9	11.2
Actuarial gain	(10.8)	13.7
Benefits paid	(23.3)	(23.5)
End of year	$336.8	$359.5
Accumulated benefit obligations at end of year	$336.8	$359.5

Plan assets:
Beginning of year	$360.4	$351.6
Actual return on plan assets	16.4	32.2
Employer contributions	—	0.1
Benefits paid	(23.3)	(23.5)
End of year	$353.5	$360.4

Accrued benefit cost at end of year:
Funded status	$16.8	$0.9
Recognized on balance sheet:
Other noncurrent assets	$16.8	$0.9

Recognized in accumulated other comprehensive income (loss), before tax:
Net actuarial loss	59.9	74.0
	$59.9	$74.0

The components of net periodic benefit cost for our Pension Plans are presented below.

	2021	2020	2019
	(in millions)
Service cost	$1.5	$1.5	$1.6
Components of net periodic cost (benefit) excluded from operating income:
Interest cost	9.9	11.2	13.9
Expected return on plan assets	(15.7)	(16.9)	(16.2)
Amortization of actuarial net loss	2.5	2.8	1.9
Pension settlement	—	—	0.7
Other	—	(0.1)	0.1
Pension (benefit) cost other than service	(3.3)	(3.0)	0.4
Net periodic benefit (benefit) cost	$(1.8)	$(1.5)	$2.0

Plan activity in accumulated other comprehensive loss, before tax, in 2021 is presented below, in millions.

Balance at beginning of year	$74.0
Actuarial gain	(11.6)
Prior year actuarial loss amortization to net periodic cost	(2.5)
Balance at end of year	$59.9

We amortize amounts in accumulated other comprehensive loss representing unrecognized prior year service cost and unrecognized loss related to the Pension Plans over the weighted average life expectancy of their inactive participants. Actuarial gains and losses are amortized using a corridor approach. The gain/loss corridor is equal to 10% of the greater of the benefit obligation and the market-related value of assets.  Gains and losses in excess of the corridor are generally amortized over the average remaining lifetime of the plan participants.
We expect to amortize $1.7 million of unrecognized loss into net periodic benefit cost from accumulated other comprehensive loss in 2022.
Strategic asset allocations, tactical range at September 30, 2021 and actual asset allocations are as follows:

	Strategic asset allocation				Actual asset allocations at
					September 30,
		Tactical range			2021	2020	2019
Fixed income investments	70%	65	-	70%	70%	78%	79%
Equity investments	30	25	-	30%	29	21	19
Cash	—	0	-	5%	1	1	2
	100%				100%	100%	100%

Assets of the Plan are allocated to various investments to attain diversification and reasonable risk-adjusted returns while also managing the exposure to asset and liability volatility. These ranges are targets and deviations may occur from time to time as a result of market fluctuations. Portfolio assets are typically rebalanced to the allocation targets at least annually.
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
•Mutual funds are valued at the closing price reported on the active market.

The assets of the Plan by level within the fair value hierarchy are as follows:

	September 30, 2021
	Level 1	Level 2	Total
	(in millions)
Fixed income	$176.7	$70.3	$247.0
Equity:
Large cap index funds	52.1	—	52.1
International stocks:
International funds	52.5	—	52.5
Total equity	104.6	—	104.6
Cash and cash equivalents	1.9	—	1.9
	$283.2	$70.3	$353.5

	September 30, 2020
	Level 1	Level 2	Total
	(in millions)
Fixed income	$—	$280.3	$280.3
Equity:
Large cap index funds	—	32.8	32.8
Mid cap index funds	—	13.5	13.5
Small cap growth funds	—	12.7	12.7
International stocks:
Mutual funds	7.4	—	7.4
International funds	—	10.4	10.4
Total equity	7.4	69.4	76.8
Cash and cash equivalents	3.3	—	3.3
	$10.7	$349.7	$360.4

Our estimated future pension benefit payments are presented below (in millions).

2022	$24.1
2023	23.9
2024	23.5
2025	23.1
2026	22.7
2027-2031	$104.7

Defined Contribution Retirement Plans. Certain of our employees participate in defined contribution 401(k) plans or similar plans outside of the United States. We make matching contributions as a function of employee contributions which were $5.9 million, $5.3 million and $5.5 million during 2021, 2020 and 2019, respectively.

Note 11.    Capital Stock
Common stock share activity is presented below.

Shares outstanding at September 30, 2018	157,332,121
Vesting of restricted stock units, net of shares withheld for taxes	200,431
Exercise of stock options	726,636
Exercise of employee stock purchase plan instruments	167,806
Settlement of performance-based restricted stock units, net of shares withheld for taxes	109,380
Stock repurchased under buyback program	(1,074,234)
Shares outstanding at September 30, 2019	157,462,140
Vesting of restricted stock units, net of shares withheld for taxes	242,112
Exercise of stock options	534,291
Exercise of employee stock purchase plan instruments	182,971
Settlement of performance-based restricted stock units, net of shares withheld for taxes	61,610
Stock repurchased under buyback program	(418,374)
Shares outstanding at September 30, 2020	158,064,750
Vesting of restricted stock units, net of shares withheld for taxes	182,024
Exercise of stock options	151,399
Exercise of employee stock purchase plan instruments	146,135
Settlement of performance-based restricted stock units, net of shares withheld for taxes	62,396
Stock repurchased under buyback program	(651,271)
Shares outstanding at September 30, 2021	157,955,433

Note 12.    Stock-based Compensation Plans
The effect of stock-based compensation on our consolidated statements of operations is presented below.

	2021	2020	2019
	(in millions, except per share data)
Decrease in operating income	$11.0	$7.2	$5.5
Decrease in net income	8.0	5.5	4.3
Decrease in earnings per basic share	0.05	0.03	0.03
Decrease in earnings per diluted share	0.05	0.03	0.03

We excluded 578,005, 267,298 and 106,896 instruments from the calculation of diluted earnings per share for 2021, 2020 and 2019, respectively, because the effect of including them would have been antidilutive.
At September 30, 2021, there was approximately $8.6 million of unrecognized compensation expense related to stock-based awards not yet vested. We expect to recognize this expense over a weighted average life of approximately 1.4 years.
The Mueller Water Products, Inc. 2006 Stock Incentive Plan (“2006 Plan”) authorizes an aggregate of 20,500,000 shares of common stock that may be granted through the issuance of stock-based awards. Any awards canceled are available for reissuance. Generally, all of our employees and members of our Board of Directors are eligible to participate in the 2006 Plan. At September 30, 2021, 5,806,070 shares of common stock were available for future grants of awards under the 2006 Plan. This total assumes that the maximum number of shares will be earned for awards for which the final number of shares to be earned has not yet been determined.
An award granted under the 2006 Plan vests at such times and in such installments as set by the Compensation and Human Resources Committee of our Board of Directors (“Compensation Committee”), but no award will be exercisable after the 10-year anniversary of the date on which it is granted. Management expects some instruments will be forfeited prior to vesting. Grants to members of our Board of Directors are expected to vest fully. Based on historical forfeitures, we expect grants to others to be forfeited at an annual rate of 2%.

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
Restricted stock unit activity under the 2006 Plan is summarized below.

	Restricted stock units	Weighted average grant date fair value per unit	Weighted average remaining contractual term (years)	Aggregate intrinsic value (millions)
Outstanding at September 30, 2018	481,562	$12.14	1.0
Granted	233,830	10.10
Vested	(259,107)	11.75		$2.6
Cancelled	(19,263)	11.43
Outstanding at September 30, 2019	437,022	11.31	0.9
Granted	301,979	11.55
Vested	(295,241)	11.40		$3.4
Cancelled	(35,254)	11.48
Outstanding at September 30, 2020	408,506	11.41	0.9
Granted	220,795	12.29
Vested	(228,121)	11.62		$2.8
Cancelled	(5,083)	11.41
Outstanding at September 30, 2021	396,097	$11.78	0.8

Performance-Based Awards. Our performance-based awards consist of performance-based restricted stock units (“PRSUs”). PRSUs represent a target number of units that may be paid out at the end of a multi-year award cycle consisting of annual performance periods coinciding with our fiscal years. As determined at the date of award, PRSUs may settle in cash-value equivalent of, or directly in, shares of our common stock. Settlement will range from zero to two times the number of PRSUs granted, depending on our financial performance against predetermined targets. The grant date for each year’s performance period is set when the Compensation Committee establishes performance goals for the period, normally within 90 days of the beginning of each performance period. At the end of each annual performance period, the Compensation Committee confirms performance against the applicable performance targets. PRSUs do not convey voting rights or earn dividends. PRSUs vest on the last day of an award cycle, unless vested sooner as a result of a “Change of Control” of the Company, or the death, disability or Retirement of a participant.
We recognize compensation expense for stock-settled PRSUs starting on the first day of the applicable performance period and ending on the respective vesting dates. We base the recognized compensation expense upon the number of units awarded for each performance period, the closing price of our common stock on the grant date and the estimated performance factor. In 2021 and 2020, 103,058 shares and 93,647 shares, respectively, vested related to PRSUs.

Stock-settled PRSUs activity under the 2006 Plan is summarized below.

Award date	Settlement year	Performance period	Grant date per unit fair value	Units awarded	Units forfeited	Net units	Performance factor	Shares earned
November 29, 2016	2020	2017	$13.26	59,285	(5,279)	54,006	1.000	54,006
		2018	$12.50	59,286	(39,910)	19,376	1.357	26,294
		2019	$10.53	59,290	(39,909)	19,381	0.645	12,501
January 23, 2017	2020	2017	$13.15	19,012	—	19,012	1.000	19,012
		2018	$12.50	19,011	—	19,011	1.357	25,798
		2019	$10.53	19,011	—	19,011	0.645	12,263
November 28, 2017	2021	2018	$12.50	57,092	—	57,092	1.357	77,474
		2019	$10.53	57,092	(4,793)	52,299	0.645	33,733
		2020	$11.26	57,104	(21,679)	35,425	0.909	32,202
November 27, 2018	2022	2019	$10.53	110,954	(8,751)	102,203	0.645	65,921
		2020	$11.26	110,954	(13,182)	97,772	0.909	88,875
		2021	$11.86	110,967	(28,478)	82,489	1.161	95,770
December 3, 2019	2023	2020	$11.26	69,988	(2,391)	67,597	0.909	61,446
		2021	$11.86	69,989	(9,614)	60,375	1.161	70,096
		2022		69,989	(9,614)	60,375

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
The table below provides information regarding MRSU awards, which were valued using Monte Carlo simulations on the grant date.

	January 27, 2021	December 2, 2020	February 24, 2020	January 28, 2020	December 3, 2019
Fair value at grant date	$14.26	$15.39	$18.17	$16.76	$14.94
Units granted	4,187	234,199	7,498	2,763	147,213
Variables used in determining grant date fair value:
Dividend yield	1.84%	1.77%	1.73%	1.76%	1.87%
Risk-free rate	0.16%	0.21%	1.23%	1.44%	1.53%
Expected term (in years)	2.67	2.83	2.60	2.67	2.83

Stock Options. Stock options generally vest on each anniversary date of the original grant ratably over three years. Compensation expense attributed to stock options is based on the fair value of the awards on their respective grant dates, as determined using a Black-Scholes model.

The assumptions used to determine the grant date fair value are indicated below for grants issued during our 2021 fiscal year.

	January 27, 2021	December 2, 2020
Variables used in determining grant date fair value:
Dividend yield	2.01%	2.01%
Risk-free rate	0.66%	0.66%
Expected term (in years)	6.0	6.0
The expected dividend yield is based on our estimated annual dividend and our stock price history at the grant date. The risk-free interest rate is based on the United States Treasury zero-coupon yield in effect at the grant date with a term equal to the expected term. The expected term represents the average period of time the options are expected to be outstanding.
Stock option activity under the 2006 Plan is summarized below.

	Options	Weighted average exercise price per option	Weighted average remaining contractual term (years)	Aggregate intrinsic value (millions)
Outstanding at September 30, 2018	1,589,026	$5.03	1.9	$10.3
Exercised	(726,636)	5.20		4.4
Cancelled	—	—
Outstanding at September 30, 2019	862,390	$4.89	2.0	$5.5
Exercised	(534,291)	4.15		3.3
Cancelled	—	—
Outstanding at September 30, 2020	328,099	$6.11	2.3	$1.4
Granted	431,520	11.86
Exercised	(151,399)	4.09		1.7
Cancelled	(8,421)	—
Outstanding at September 30, 2021	599,799	$10.67	7.8	$2.7

Exercisable at September 30, 2021	176,700	$7.83	2.2	$1.3

Stock option exercise prices are equal to the closing price of our common stock on the relevant grant date.
The ranges of exercise prices for stock options outstanding at September 30, 2021 are summarized below.

Exercise price			Options	Weighted average exercise price	Weighted average remaining contractual term (years)	Exercisable options	Weighted average exercise price
$0.00	-	$4.99	13,930	$2.79	0.3	13,930	$2.79
$5.00	-	$9.99	162,770	8.26	2.4	162,770	8.26
$10.00	-	$14.99	423,099	$11.86	10.2	—	$—
			599,799	$10.67	7.8	176,700	$7.83

Employee Stock Purchase Plan. The Mueller Water Products, Inc. 2006 Employee Stock Purchase Plan (“ESPP”) authorizes the sale of up to 5,800,000 shares of our common stock to employees. Generally, all full-time, active employees are eligible to participate in the ESPP, subject to certain restrictions. Employee purchases are funded through payroll deductions, and any excess payroll withholdings are returned to the employee. The price for shares purchased under the ESPP is 85% of the lower of the closing price on the first day or the last day of the offering period. At September 30, 2021, 2,254,023 shares were available for issuance under the ESPP.

Phantom Plan. Under the Mueller Water Products, Inc. Phantom Plan adopted in 2012 (“Phantom Plan”), we have awarded “phantom units” to certain non-officer employees. A phantom unit settles in cash equal to the price of one share of our common stock on the vesting date. Phantom units vest ratably over three years on each anniversary date of the original grant. We recognize compensation expense for phantom units on a straight-line basis for each tranche of each award based on the closing price of our common stock at each balance sheet date. The outstanding phantom units had a fair value of $15.22 per unit at September 30, 2021 and our accrued liability for such units was $3.5 million.
Phantom Plan activity is summarized below.

	Phantom Plan units	Weighted average grant date fair value per unit	Weighted average remaining contractual term (years)	Aggregate intrinsic value (millions)
Outstanding at September 30, 2018	262,773	$12.12	0.6
Granted	180,747	10.53
Vested	(132,289)			$1.4
Cancelled	(55,077)	11.61
Outstanding at September 30, 2019	256,154	11.61	0.9
Granted	188,973	11.26
Vested	(118,908)			$1.3
Cancelled	(11,744)	11.23
Outstanding at September 30, 2020	314,475	11.16	0.9
Granted	185,808	11.91
Vested	(131,182)			$1.6
Cancelled	(24,257)	11.30
Outstanding at September 30, 2021	344,844	$11.51	0.9

Note 13.    Supplemental Balance Sheet Information
Selected supplemental asset information is presented below.

	September 30,
	2021	2020
	(in millions)
Inventories, net:
Purchased components and raw materials	$100.9	$87.3
Work in process	41.6	32.4
Finished goods	42.2	42.8
Total inventories, net	$184.7	$162.5

Other current assets:
Prepaid expenses	$12.8	$10.9
Non-trade receivables	10.7	6.4
Income taxes	0.2	5.5
Maintenance and repair supplies and tooling	2.9	3.7
Workers’ compensation reimbursement receivable	0.8	—
Other current assets	1.9	2.5
Total other current assets	$29.3	$29.0

Property, plant and equipment, net:
Land	$6.1	$6.2
Buildings	84.6	80.4
Machinery and equipment	433.3	406.3
Construction in progress	83.7	57.4
Total property, plant and equipment	$607.7	$550.3
Accumulated depreciation	(324.3)	(296.5)
Total property, plant and equipment, net	$283.4	$253.8

Other noncurrent assets:
Operating lease right-of-use assets	$27.1	$25.6
Maintenance and repair supplies and tooling	19.3	17.5
Workers’ compensation reimbursement receivable	2.7	2.1
Note receivable	1.8	1.8
Pension assets	16.8	0.9
Deferred financing fees	1.3	1.3
Other noncurrent assets	4.3	2.1
Total noncurrent assets	$73.3	$51.3

Selected supplemental liability information is presented below.

	September 30,
	2021	2020
	(in millions)
Other current liabilities:
Compensation and benefits	$44.6	$32.8
Customer rebates	19.6	9.6
Interest payable	6.2	7.3
Warranty accrual	6.7	7.2
Deferred revenues	5.4	5.6
Refund liability	6.0	4.3
Operating lease liabilities	4.0	4.0
Taxes other than income taxes	4.4	3.9
Restructuring liabilities	3.1	2.8
Environmental liabilities	1.2	1.2
Income taxes payable	8.5	0.2
Workers’ compensation accrual	2.6	2.7
CARES Act payroll tax liabilities	3.6	—
Other current liabilities	11.2	5.0
Total current liabilities	$127.1	$86.6

Other noncurrent liabilities:
Operating lease liabilities	$24.6	$23.3
Warranty accrual	3.0	7.2
Transition tax liability	4.7	5.2
Uncertain tax position liability	4.8	4.5
Workers' compensation accrual	7.9	3.8
NMTC liability	3.9	—
Asset retirement obligation	3.6	3.5
CARES Act payroll tax liabilities	3.6	3.3
Deferred development grant	2.5	2.5
Other noncurrent liabilities	3.4	3.0
Total noncurrent liabilities	$62.0	$56.3
CARES Act
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law. The CARES Act is a relief package intended to assist in many aspects of the American economy through direct secured loans and deferrals of the employer portion of social security taxes through the end of calendar year 2020, with 50% of the deferral due December 31, 2021 and the remainder due December 31, 2022. For the fiscal year ended September 30, 2021, we have elected to defer these obligations, which are approximately $7.2 million as shown above.

Note 14.    Supplemental Statement of Operations Information
Between November 2019 and March 2021, we announced the purchase and closure of several facilities. We purchased a new facility in Kimball, Tennessee, to support and enhance our investment in our Chattanooga, Tennessee large casting foundry and closed our facilities in Hammond, Indiana and Woodland, Washington. We also announced the planned closures of our facilities in Aurora, Illinois and Surrey, British Columbia, Canada. The majority of the activities from these plants will be transferred to our Kimball, Tennessee facility. We expect to substantially complete the Aurora and Surrey facility closures by the third quarter of fiscal year 2022 and expect to incur total expenses related to this restructuring of approximately $14.0 million, including termination benefit costs of approximately $4.8 million and other associated costs of $9.2 million. Of the total $14.0 million estimated costs, approximately $3.6 million are expected to be non-cash charges. Expenses incurred during the years ended September 30, 2021 and September 30, 2020 were approximately $5.6 million and $2.5 million, respectively. The $5.6 million incurred during fiscal 2021 included approximately $3.2 million of termination benefit costs which are included in Strategic reorganization and other charges and approximately $2.4 million in inventory write-downs which are included in Cost of sales.
On June 15, 2021, we experienced a mass shooting tragedy at our Mueller Co. facility in Albertville, Alabama. The event resulted in the deaths of two employees and injuries to two employees. For the year ended September 30, 2021, we incurred expenses of $2.1 million related to this tragedy, which are included in Strategic reorganization and other charges. These amounts are net of anticipated insurance recoveries.
Activity in accrued restructuring, reported as part of other current liabilities, is presented below.

	2021	2020	2019
	(in millions)
Beginning balance	$2.8	$1.7	$0.9
Expenses incurred	$5.4	$4.8	$6.6
Amounts paid	$(5.1)	$(3.7)	$(5.8)
Ending balance	$3.1	$2.8	$1.7
Selected supplemental statement of operations information is presented below.

	2021	2020	2019
	(in millions)
Included in selling, general and administrative expenses:
Research and development	$17.1	$15.0	$14.3
Advertising	$3.2	$3.3	$7.1
Interest expense, net:
5.5% Senior Notes	$17.6	$24.8	$24.8
4.0% Senior Notes	6.2	—	—
Deferred financing costs amortization	1.1	1.2	1.2
ABL Agreement	0.9	0.6	0.6
Capitalized interest	(2.3)	(0.3)	(3.0)
Other interest expense	0.3	0.3	(0.2)
	23.8	26.6	23.3
Interest income	(0.4)	(1.1)	(3.5)
	$23.4	$25.5	$19.8

Note 15.    Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) is as follows:

	Foreign currency translation	Pension liability, net of tax	Total
	(in millions)
Balance at September 30, 2020	$8.0	$(32.7)	$(24.7)
Other comprehensive income before reclassifications	9.2	8.6	17.8
Amounts reclassified out of accumulated other comprehensive loss	—	1.9	1.9
Other comprehensive income	9.2	10.5	19.7
Balance at September 30, 2021	$17.2	$(22.2)	$(5.0)

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
Segment results are not reflective of their results on a stand-alone basis. Intersegment sales and transfers are made at selling prices generally intended to cover costs. Infrastructure personnel provide certain administrative services, including management of accounts payable and accounts receivable, without any allocation of cost to Technologies. We do not believe the costs of such administrative services are material to the segment’s results. The determination of segment results excludes certain expenses designated as Corporate because they are not directly attributable to segment operations. Interest expense, loss on early extinguishment of debt and income taxes are not allocated to the segments. Corporate expenses include those costs incurred by our corporate function, such as accounting, treasury, risk management, human resources, legal, tax and other administrative functions and also costs associated with assets and liabilities retained following the sales of U.S. Pipe and Anvil. Corporate assets principally consist of our cash, operating lease assets, and certain real property previously owned by U.S. Pipe and Anvil. Business segment assets consist primarily of receivables, inventories, property, plant and equipment, intangible assets and other noncurrent assets.
Our largest customers are Ferguson and Core & Main. Information regarding concentrations of our net sales and accounts receivable is presented below.

	2021	2020	2019
Percentage of gross revenue:
10 largest customers	58%	53%	53%
2 largest customers	37%	34%	34%
Ferguson percentage of gross revenue:
Consolidated	19%	17%	18%
Infrastructure	18%	16%	17%
Technologies	33%	22%	30%
Core & Main percentage of gross revenue:
Consolidated	18%	17%	16%
Infrastructure	20%	19%	18%

	September 30,
	2021	2020
	(in millions)
Customer receivables:
Core & Main	$48.1	$37.1
Ferguson	32.1	26.1

Geographical area information is presented below.

	United States	Israel	Other	Total
	(in millions)
Property, plant and equipment, net:
September 30, 2021	$263.9	$13.8	$5.7	$283.4
September 30, 2020	234.7	12.8	6.3	253.8

	Year ended
	September 30,
	2021	2020	2019
	(in millions)
Infrastructure disaggregated net revenues:
Central	$259.5	$221.7	$214.2
Northeast	195.5	187.0	183.1
Southeast	201.0	161.9	162.7
West	254.7	216.4	212.8
United States	$910.7	$787.0	$772.8
Canada	81.4	65.5	69.0
Other international locations	29.9	31.1	29.2
	$1,022.0	$883.6	$871.0
Technologies disaggregated net revenues:
Central	$21.2	$19.2	$27.8
Northeast	15.1	20.2	20.4
Southeast	31.2	22.7	33.5
West	16.8	13.9	10.3
United States	$84.3	$76.0	$92.0
Canada and other international locations	4.7	4.5	5.0
	$89.0	$80.5	$97.0

Summarized financial information for our segments is presented below.

	Infrastructure	Technologies	Corporate	Total
	(in millions)
Net revenue:
2021	$1,022.0	$89.0	$—	$1,111.0
2020	883.6	80.5	—	964.1
2019	871.0	97.0	—	968.0
Operating income (loss):
2021	$204.3	$(13.1)	$(59.5)	$131.7
2020	186.7	(13.1)	(56.8)	116.8
2019	182.3	(8.7)	(49.3)	124.3
Depreciation and amortization:
2021	$51.3	$8.1	$0.2	$59.6
2020	49.1	8.5	0.2	57.8
2019	44.8	7.9	0.3	53.0
Strategic reorganization and other charges:
2021	$(0.3)	$—	$8.3	$8.0
2020	0.6	0.1	12.3	13.0
2019	1.7	—	14.6	16.3
Capital expenditures:
2021	$59.1	$3.5	$0.1	$62.7
2020	64.5	2.8	0.4	67.7
2019	80.4	5.5	0.7	86.6
Intangible assets, net and goodwill
September 30, 2021	$473.2	$34.4	$—	$507.6
September 30, 2020	490.8	17.9	—	508.7
Inventories, net:
September 30, 2021	162.0	22.7	—	184.7
September 30, 2020	143.5	19.0	—	162.5

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
Under the terms of the acquisition agreement relating to the August 1999 sale by Tyco of businesses which make up certain of the companies within Mueller Water Products, Inc., we are indemnified by certain Tyco entities for, among other things, all “Excluded Liabilities.” Excluded Liabilities include, among other things, substantially all liabilities relating to the time prior to August 1999, including environmental liabilities. The indemnity survives indefinitely. Tyco’s indemnity does not cover liabilities to the extent caused by us or the operation of our businesses after August 1999, nor does it cover liabilities arising with respect to businesses or sites acquired after August 1999. Since 2007, Tyco has engaged in multiple corporate restructurings, split-offs and divestitures. While none of these transactions directly affects the indemnification obligations of the Tyco indemnitors under the 1999 acquisition agreement, the result of such transactions is that the assets of, and control over, such Tyco indemnitors has changed. Should any of these Tyco indemnitors become financially unable or fail to comply with the terms of the indemnity, we may be responsible for such obligations or liabilities.
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
The purchaser of U.S. Pipe has been identified as a “potentially responsible party” (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) in connection with a former manufacturing facility operated by U.S. Pipe that was in the vicinity of a proposed Superfund site located in North Birmingham, Alabama. Under the terms of the acquisition agreement relating to our sale of U.S. Pipe, we agreed to indemnify the purchaser for certain environmental liabilities, including those arising out of the former manufacturing site in North Birmingham. Accordingly, the purchaser tendered the matter to us for indemnification, which we accepted. Ultimate liability for the site will depend on many factors that have not yet been determined, including the determination of EPA’s remediation costs, the number and financial viability of the other PRPs (there are four other PRPs currently) and the determination of the final allocation of the costs among the PRPs. Accordingly, because the amount of such costs cannot be reasonably estimated at this time, no amounts had been accrued for this matter at September 30, 2021.
Walter Energy. We were a member of the Walter Energy, Inc (“Walter Energy”) federal tax consolidated group through December 14, 2006, at which time the Company was spun-off from Walter Energy. Accordingly, we were jointly and severally liable for the federal income tax liability, if any, of the consolidated group for each of those years. As a result of a proof of claim filed by the IRS against Walter Energy in its 2015 bankruptcy case, we paid $22.2 million, including additional accrued interest, to the IRS in final settlement of this tax dispute. All appeal periods have expired, and our liabilities with respect to the Walter Tax Liability have been fully resolved.
The COVID-19 Pandemic. The pandemic has caused, and is likely to continue to cause, severe economic, market and other disruptions to the United States and global economies. As a result of the pandemic, we experienced adverse business conditions during the year, including significant costs to mitigate the pandemic effects. During the course of the pandemic, we have taken steps, as reasonably necessary, to maximize liquidity by limiting cash expenditures, including furloughing significant numbers of our employees, implementing temporary shutdowns of our manufacturing facilities or portions of our manufacturing facilities, implementing temporary salary reductions for our senior leadership team, deferral of capital expenditures, reduced fees for our Board of Directors and aggressively reducing general and administrative spending. We will continue to take steps as necessary. We are uncertain of the potential full magnitude or duration of the business and economic impacts from the unprecedented public health effort to contain and combat the spread of COVID-19, and while the extent to which the pandemic affects our results will depend on future developments, the outbreak could result in material effects to our future financial position, results of operations, cash flows and liquidity.
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

Note 18.    Subsequent Events
On October 22, 2021, our Board of Directors declared a dividend of $0.0580 per share on our common stock, a 5.5% increase from the prior quarter, payable on or about November 22, 2021 to stockholders of record at the close of business on November 10, 2021.
Additionally, we announced a new management structure effective October 1, 2021. The new structure is designed to increase revenue growth, drive operational excellence, accelerate new product development and enhance profitability. We anticipate the reorganization will strengthen the alignment of products, solutions and services with customer needs, accelerate new product introductions and improve product life cycle management. The two newly named business units are Water Flow Solutions and Water Management Solutions.
•Water Flow Solutions’ product portfolio includes iron gate valves, specialty valves and service brass products. Net sales of products in the Water Flow Solutions business unit were approximately 60% of fiscal 2021 consolidated net sales.
•Water Management Solutions’ product and service portfolio includes fire hydrants, repair and installation, natural gas, metering, leak detection, pressure control and software products. Net sales of products in the Water Management Solutions business unit were approximately 40% of fiscal 2021 consolidated net sales.