Form 10-Q
period 2021-12-31
Mueller Water Products, Inc.
filed 2022-02-04
CIK 1350593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2021
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
There were 156,873,419 shares of $0.01 par value common stock of the registrant outstanding at January 31, 2022, which trade under the ticker symbol MWA on the New York Stock Exchange.

PART I
Item 1.     FINANCIAL STATEMENTS
MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31,	September 30,
	2021	2021

	(in millions, except share amounts)
Assets:
Cash and cash equivalents	$207.3	$227.5
Receivables, net of allowance for credit losses of $4.1 million and $3.5 million	180.4	212.2
Inventories, net	209.7	184.7
Other current assets	30.6	29.3
Total current assets	628.0	653.7
Property, plant and equipment, net	286.9	283.4
Intangible assets, net	386.9	392.5
Goodwill	117.7	115.1
Other noncurrent assets	74.0	73.3
Total assets	$1,493.5	$1,518.0

Liabilities and stockholders’ equity:
Current portion of long-term debt	$1.0	$1.0
Accounts payable	83.9	92.0
Other current liabilities	114.4	127.1
Total current liabilities	199.3	220.1
Long-term debt	445.9	445.9
Deferred income taxes	99.3	95.1
Other noncurrent liabilities	57.1	62.0
Total liabilities	801.6	823.1

Commitments and contingencies (Note 12.)

Common stock: 600,000,000 shares authorized; 156,834,758 and 157,955,433 shares outstanding at December 31, 2021 and September 30, 2021, respectively	1.6	1.6
Additional paid-in capital	1,313.8	1,342.2
Accumulated deficit	(624.5)	(643.9)
Accumulated other comprehensive income (loss)	1.0	(5.0)
Total stockholders’ equity	691.9	694.9
Total liabilities and stockholders’ equity	$1,493.5	$1,518.0

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended
	December 31,
	2021	2020

	(in millions, except per share amounts)
Net sales	$272.3	$237.4
Cost of sales	184.7	159.0
Gross profit	87.6	78.4
Operating expenses:
Selling, general and administrative	56.3	49.2
Strategic reorganization and other charges	2.4	1.4
Total operating expenses	58.7	50.6
Operating income	28.9	27.8
Other expenses (income):
Pension benefit other than service	(1.0)	(0.8)
Interest expense, net	4.3	6.1
Net other expenses	3.3	5.3
Income before income taxes	25.6	22.5
Income tax expense	6.2	5.8
Net income	$19.4	$16.7

Net income per share:
Basic	$0.12	$0.11
Diluted	$0.12	$0.11

Weighted average shares outstanding:
Basic	158.0	158.1
Diluted	158.9	158.8

Dividends declared per share	$0.058	$0.055

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three months ended
	December 31,
	2021	2020

	(in millions)
Net income	$19.4	$16.7
Other comprehensive income (loss):
Pension	0.4	0.7
Income tax effects	(0.1)	(0.2)
Foreign currency translation	5.7	4.5
Total comprehensive income	6.0	5.0
Comprehensive income	$25.4	$21.7

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	Three months ended
	December 31,
	2021	2020

	(in millions)
Common stock
Balance, beginning of period	$1.6	$1.6
Change in common stock at par value	—	—
Balance, end of period	1.6	1.6

Additional paid-in capital
Balance, beginning of period	1,342.2	1,378.0
Dividends declared	(9.2)	(8.7)
Shares retained for employee taxes	(1.9)	(0.9)
Shares repurchased under buyback program	(20.0)	—
Stock-based compensation	2.0	1.9
Stock issued under stock compensation plan	0.7	0.6
Balance, end of period	1,313.8	1,370.9

Accumulated deficit
Balance, beginning of period	(643.9)	(714.2)
Net income	19.4	16.7
Cumulative effect of accounting change	—	(0.1)
Balance, end of period	(624.5)	(697.6)

Accumulated other comprehensive income (loss)
Balance, beginning of period	(5.0)	(24.7)
Other comprehensive income	6.0	5.0
Balance, end of period	1.0	(19.7)

Total stockholders' equity	$691.9	$655.2

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended
	December 31,
	2021	2020

	(in millions)
Operating activities:
Net income	$19.4	$16.7
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisition:
Depreciation	8.0	7.7
Amortization	7.2	7.0
Stock-based compensation	2.0	1.9
Pension benefit	(0.7)	(0.5)
Deferred income taxes	3.6	1.6
Inventory reserves provision	3.5	0.9
Other, net	1.0	0.5
Changes in assets and liabilities, net of acquisition:
Receivables, net	31.9	24.0
Inventories	(28.3)	(4.8)
Other assets	(0.8)	(1.3)
Accounts payable	(8.4)	(9.4)
Other current liabilities	(12.8)	(9.9)
Other noncurrent liabilities	(5.8)	(0.3)
Net cash provided by operating activities	19.8	34.1
Investing activities:
Capital expenditures	(11.0)	(15.6)
Acquisition purchase price adjustment	0.2	—
Proceeds from sales of assets	—	0.1
Net cash used in investing activities	(10.8)	(15.5)
Financing activities:
Dividends paid	(9.2)	(8.7)
Employee taxes related to stock-based compensation	(1.9)	(0.9)
Common stock issued	0.7	0.6
Proceeds from financing transaction	—	3.9
Deferred financing costs paid	—	(0.5)
Common stock repurchased under buyback program	(20.0)	—
Capital leases	(0.1)	(0.2)
Net cash used in financing activities	(30.5)	(5.8)
Effect of currency exchange rate changes on cash	1.3	1.3
Net change in cash and cash equivalents	(20.2)	14.1
Cash and cash equivalents at beginning of period	227.5	208.9
Cash and cash equivalents at end of period	$207.3	$223.0

The accompanying notes are an integral part of the condensed consolidated financial statements.

	Three months ended
	December 31,
	2021	2020

	(in millions)
Supplemental cash flow information
Cash paid for interest, net	$10.0	$12.4
Cash paid for income taxes	0.4	0.7
The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2021
(UNAUDITED)
Note. 1 Organization and Basis of Presentation
Mueller Water Products, Inc., a Delaware corporation, together with its consolidated subsidiaries, operates in two business segments: Water Flow Solutions and Water Management Solutions. These segments are based on a management reorganization that became effective October 1, 2021; prior period information has been recast to conform to the current presentation. Water Flow Solutions’ product portfolio includes iron gate valves, specialty valves and service brass products. Water Management Solutions’ product and service portfolio includes fire hydrants, repair and installation, natural gas, metering, leak detection, pressure control and software products. The “Company,” “we,” “us” or “our” refer to Mueller Water Products, Inc. and its subsidiaries, and may also refer to the segment being discussed.
On December 3, 2018, we completed our acquisition of Krausz Industries Development Ltd. and subsidiaries (“Krausz”). During the year ended September 30, 2021, we aligned the consolidation of the financial statements of Krausz in the Company’s consolidated financial statements, eliminating the previous inclusion of Krausz financial statements with a one-month reporting lag. In accordance with applicable accounting literature, the elimination of the one-month reporting lag is considered to be a change in accounting principle. We believe this change in accounting principle is preferable as the financial statements of all of our subsidiaries are now reported on the same basis, providing the most current information available. The effect of the elimination of the reporting lag during the year ended September 30, 2021 resulted in an increase of $6.0 million to net sales and an increase of $1.4 million to operating income. We concluded that the effect of this change is not material to the balance sheets, statements of operations, statements of cash flows, net income and earnings per share and therefore have not retrospectively applied this change.
On June 14, 2021, we acquired all the outstanding capital stock of i2O Water Ltd (“i2O”), a provider of pressure management solutions to more than 100 water companies in 45 countries. The consolidated balance sheet at September 30, 2021 included the preliminary estimated fair values of the net assets of i2O. The Company is still reviewing the impact of taxes and certain other items. The results of i2O’s operations and cash flows subsequent to the acquisition are included in the Company’s consolidated statement of operations and consolidated statement of cash flows, respectively. Refer to Note 2. for additional disclosures related to the acquisition.
Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which require us to make certain estimates and assumptions in recording assets, liabilities, sales and expenses as well as in the disclosure of contingent assets and liabilities. Actual results could differ from those estimates. All significant intercompany balances and transactions have been eliminated. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2021. In our opinion, all normal and recurring adjustments that we consider necessary for a fair financial statement presentation have been made. The condensed consolidated balance sheet at September 30, 2021 was derived from audited financial statements, but it does not include all disclosures required by GAAP.
Our business is seasonal as a result of cold weather conditions. Net sales and operating income historically have been lowest in the three month periods ending December 31 and March 31 when the northern United States and all of Canada generally face weather conditions that restrict significant construction activity.

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
Recently Adopted Accounting Guidance
During 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 326 - Current Expected Credit Losses to replace the “incurred loss” impairment approach with an “expected loss” approach, which requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. We have completed historical and forward-looking analyses for receivables and adopted this guidance effective October 1, 2020. Upon adoption, there was no material impact to our financial statements.

In December 2019, the FASB issued Accounting Standards Update (“ASU”) No. 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”). ASU 2019-12 simplifies the accounting for income taxes by clarifying and amending existing guidance related to the recognition of franchise tax, the evaluation of a step up in the tax basis of goodwill, and the effects of enacted changes in tax laws or rates in the effective tax rate computation, among other clarifications. ASU 2019-12 is effective for public business entities for fiscal years beginning after December 15, 2020, including interim periods within that fiscal year, with early adoption permitted. We adopted this standard on October 1, 2021 and there was no material impact to our financial statements.
In March 2020, the FASB issued ASU No. 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting" (“ASU 2020-04”). This guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference the London Inter Bank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued due to reference rate reform. ASU 2020-04 is effective from March 12, 2020, but can be adopted prospectively from a date within an interim period subsequent to March 12, 2020. We evaluated our contracts and the optional expedients provided by ASU 2020-04. We adopted this standard on October 1, 2021 and there was no material impact to our financial statements.
Restructuring
Since November 2019, we have announced the purchase and closure of several facilities. We purchased a new facility in Kimball, Tennessee to support and enhance our investment in our Chattanooga, Tennessee large casting foundry and closed our facilities in Hammond, Indiana, Woodland, Washington and Surrey, British Columbia, Canada. We also announced the closure of our facility in Aurora, Illinois which we expect to complete by the third quarter of fiscal year 2022. The majority of the activities from these facilities have been, or will be, transferred to our Kimball, Tennessee facility. Activity in accrued restructuring, reported as part of Other current liabilities, is presented below.

	Three months ended
	December 31,
	2021	2020

	(in millions)
Beginning balance	$3.1	$2.8
Expenses incurred	1.2	0.2
Amounts paid	(1.3)	(1.1)
Ending balance	$3.0	$1.9

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
We determined that the investment fund and the Sub-CDE are variable interest entities (“VIEs”) and that we are the primary beneficiary of the VIEs. The ongoing activities of the VIEs, namely collecting and remitting interest and fees and administering NMTC compliance, were contemplated in the initial design of the transaction and are not expected to significantly affect economic performance throughout the life of the VIEs. Additionally, we are obligated to deliver tax benefits and provide various other guarantees to Wells Fargo and to absorb the losses of the VIEs. Wells Fargo does not have a material interest in the underlying economics of the project. Consequently, we have included the financial statements of the VIEs in our consolidated financial statements.
Intercompany transactions between us and the VIEs have been eliminated in consolidation. Wells Fargo’s contribution to the investment fund is consolidated in our financial statements as an Other noncurrent liability as a result of its redemption features.
Direct costs associated with Wells Fargo’s capital contribution have been netted against the recorded proceeds, resulting in a net cash contribution of $3.9 million. Other direct costs associated with the transaction were capitalized and are being recognized as interest expense over the seven-year tax credit period. Incremental costs to maintain the structure during the compliance period are expensed as incurred.

Note 2.    Acquisitions
Acquisition of i2O Water Ltd
On June 14, 2021, we acquired all the outstanding capital stock of i2O for $19.7 million, net of cash acquired. The purchase agreement provided for customary final adjustments, including a net working capital adjustment that was completed during the three months ended December 31, 2021, resulting in a purchase price of $19.5 million.
We have recognized the assets acquired and liabilities assumed at their estimated acquisition date fair values, with the excess of the purchase price over the estimated fair values of the identifiable net assets acquired recorded as goodwill. The accounting for the business combination is considered to be preliminary. We are still gathering information related to income taxes and certain other items. The results of i2O are included in our Water Management Solutions segment.
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
The following is a summary of the preliminary estimated fair values of the net assets acquired (in millions):

Assets, net of cash:
Receivables	$0.5
Inventories	0.6
Other current assets	0.9
Identified intangible assets:
Tradename	1.8
Customer relationships	2.1
Non-compete agreements	0.1
Developed technology	3.5
Goodwill	11.9
Liabilities:
Accounts payable	(0.8)
Other current liabilities	(1.1)
Fair value of net assets acquired, net of cash	$19.5

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
Contract Asset and Liability Balances
Differences in the timing of revenue recognition, billing and cash collection result in customer receivables, advance payments and billings in excess of revenue recognized. Customer receivables include amounts billed and currently due from customers as well as unbilled amounts (i.e., contract assets). Amounts are billed in accordance with contractual terms and unbilled amounts arise when the timing of billing differs from the timing of revenue recognized.
Advance payments and billings in excess of revenue are recognized and recorded as deferred revenue, the majority of which we expect to receive within one year and therefore is included within Other current liabilities in the accompanying consolidated balance sheets. Deferred revenues represent contract liabilities and are recorded when customers remit cash payments in advance of our satisfaction of performance obligations under contractual arrangements. Contract liabilities are relieved and revenue is recognized when the performance obligation is satisfied.
The table below represents the balances of our customer receivables and deferred revenues.

	December 31,	September 30,
	2021	2021

	(in millions)
Billed receivables	$181.8	$213.4
Unbilled receivables	2.7	2.3
Gross customer receivables	184.5	215.7
Allowance for credit losses	(4.1)	(3.5)
Receivables, net	$180.4	$212.2

Deferred revenues	$7.4	$5.4
Performance Obligations
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. Our performance obligations are satisfied at a point in time for sales of equipment or over time for our software hosting and leak detection monitoring services. Performance obligations are supported by customer contracts, which provide frameworks for the nature of the distinct products or services. We allocate the transaction price of each contract to the performance obligations on the basis of standalone selling price and recognize revenue when control of the performance obligation transfers to the customer. The transaction price is adjusted for our estimate of variable consideration which may include discounts, and rebates. To estimate variable consideration, we apply the expected value or the most likely amount method, based on whichever method most appropriately predicts the amount of consideration we expect to receive. The method applied is based typically on historical experience and known trends. We do not recognize variable consideration in the event there are uncertainties in the amount of variable consideration to be paid nor when it is probable there will be a significant reversal in the related revenue.
We exclude from the measurement of the transaction price all taxes assessed by a governmental authority. We classify shipping and handling costs, such as freight to our customers’ destinations, as a component of Cost of sales.
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
We offer warranties to our customers in the form of assurance-type warranties that provide assurance that the products provided will function as intended and comply with any agreed-upon specifications. These cannot be purchased separately.
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
Note 4. Income Taxes
The reconciliation between the U.S. federal statutory income tax rate and the effective income tax rate is presented below.

	Three months ended
	December 31,
	2021	2020
U.S. federal statutory income tax rate	21.0%	21.0%
Adjustments to reconcile to the effective tax rate:
State income taxes, net of federal benefit	3.9	4.5
Excess tax benefits related to stock-based compensation	(1.0)	(0.6)
Tax credits	(1.2)	(1.4)
Global Intangible Low-Taxed Income	0.3	0.6
Foreign income tax rate differential	(0.7)	(0.9)
Valuation allowances	1.4	1.5
Other	0.5	1.1
Effective income tax rate	24.2%	25.8%

At December 31, 2021 and September 30, 2021, the gross liabilities for unrecognized income tax benefits were $4.6 million and $4.8 million, respectively, and are included in Other noncurrent liabilities.
Note 5. Borrowing Arrangements
The components of our long-term debt are as follows:

	December 31,	September 30,
	2021	2021

	(in millions)
4.0% Senior Notes	$450.0	$450.0
Finance leases	2.0	2.2
Total borrowings	452.0	452.2
Less deferred financing costs	(5.1)	(5.3)
Less current portion	(1.0)	(1.0)
Long-term debt	$445.9	$445.9

ABL Agreement. Our ABL Agreement consists of a revolving credit facility for up to $175.0 million which includes up to $25.0 million through swing line loans and may have up to $60.0 million of letters of credit. The ABL Agreement permits us to increase the size of the credit facility by an additional $150.0 million in certain circumstances subject to adequate borrowing base availability.
Borrowings under the ABL Agreement bear interest at a floating rate equal to LIBOR plus an applicable margin range of 200 to 225 basis points, or a base rate, as defined in the ABL Agreement, plus an applicable margin range of from 100 to 125 basis points. At December 31, 2021 the applicable margin was LIBOR plus 200 basis points.
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
Substantially all of our United States subsidiaries are borrowers under the ABL Agreement and are jointly and severally liable for any outstanding borrowings. Our obligations under the ABL Agreement are secured by a first-priority perfected lien on all of our United States inventories, accounts receivable, certain cash and other related items.
The ABL Agreement terminates on July 29, 2025 and includes a commitment fee for any unused borrowing capacity of 37.5 basis points per annum. Borrowings are not subject to any financial maintenance covenants unless excess availability is less than the greater of $17.5 million or 10% of the Loan Cap as defined in the ABL Agreement. Excess availability based on December 31, 2021 data was $133.8 million, as reduced by $15.0 million of outstanding letters of credit and $1.4 million of accrued fees and expenses.
4.0% Senior Unsecured Notes. On May 28, 2021, we privately issued $450.0 million of 4.0% Senior Unsecured Notes (“4.0% Senior Notes”), which mature on June 15, 2029 and bear interest at 4.0%, paid semi-annually in June and December. We capitalized $5.5 million of financing costs that are being amortized over the term of the 4.0% Senior Notes using the effective interest method. Substantially all of our U.S. subsidiaries guarantee the 4.0% Senior Notes that are subordinate to borrowings under our ABL Agreement. Based on quoted market prices that are a Level 1 measurement, the outstanding 4.0% Senior Notes had a fair value of $456.9 million at December 31, 2021.
An indenture governing the 4.0% Senior Notes (“Indenture”) contains customary covenants and events of default, including covenants that limit our ability to incur certain debt and liens. There are no financial maintenance covenants associated with the Indenture. We believe we were in compliance with these covenants at December 31, 2021.
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
Note 6. Derivative Financial Instruments
In connection with the acquisition of Singer Valve in 2017, we loaned funds to one of our Canadian subsidiaries. Although this intercompany loan has no direct effect on our consolidated financial statements, it creates exposure to currency risk for the Canadian subsidiary. To reduce this exposure, we entered into a U.S. dollar-Canadian dollar swap contract with the Canadian subsidiary and an offsetting Canadian dollar-U.S. dollar swap with a domestic bank. We have not designated these swaps as hedges and the changes in their fair value are included in earnings, offsetting the currency gains and losses associated with the intercompany loan.
The values of our currency swap contracts were liabilities of $1.2 million and $1.1 million at December 31, 2021 and September 30, 2021, respectively, and are included in Other current liabilities. The currency swap contracts expire in February 2022.

Note 7. Retirement Plans
The components of net periodic benefit cost for our pension plans are presented below.

	Three months ended
	December 31,
	2021	2020

	(in millions)
Service cost	$0.3	$0.4
Pension costs (benefits) other than service:
Interest cost	2.4	2.5
Expected return on plan assets	(3.8)	(3.9)
Amortization of actuarial net loss	0.4	0.6
Pension benefits other than service	(1.0)	(0.8)
Net periodic benefit	$(0.7)	$(0.4)

The amortization of actuarial losses, net of tax, is recorded as a component of other comprehensive income (loss).
Note 8. Stock-based Compensation Plans
We grant various forms of stock-based compensation, including market-based restricted stock units (“MRSUs”), restricted stock units, stock options and performance-based restricted stock units (“PRSUs”) under our Amended and Restated 2006 Mueller Water Products, Inc. Stock Incentive Plan (the “2006 Stock Plan”), Phantom Plan instruments under our Mueller Water Products, Inc. 2012 Phantom Plan, and Employee stock purchase plan instruments under our 2006 Employee Stock Purchase Plan. Grants issued during the three months ended December 31, 2021 are as follows:

	Number granted	Weighted average grant date fair value per instrument	Total grant date fair value (in millions)
Quarter ended December 31, 2021
MRSUs	230,089	$15.76	$3.6
Phantom Plan instruments	199,549	$13.64	$2.7
Restricted stock units	135,129	$13.64	$1.8
Non-qualified stock options	457,482	$3.43	$1.6
PRSUs: 2020 award	57,627	$13.81	$0.8
Employee stock purchase plan instruments	38,069	$3.01	$0.1
			$10.6
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

November 30, 2021
Variables used in determining grant date fair value:
Dividend yield	1.70%
Risk-free rate	0.76%
Expected term (in years)	2.83

The expected dividend yield is based on our estimated annual dividend and our stock price history at the grant date. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield in effect at the grant date with a term equal to the expected term. The expected term represents the average period of time the units are expected to be outstanding.

At December 31, 2021, the outstanding Phantom Plan instruments had a fair value of $14.40 per instrument and our liability for Phantom Plan instruments was $1.9 million and is included within current and noncurrent liabilities.

Stock options generally vest ratably over three years on each anniversary date. Compensation expense attributed to stock options is based on the fair value of the awards on their respective grant dates, using a Black-Scholes model. The assumptions used to determine the grant-date fair value are indicated below.

November 30, 2021
Dividend yield	1.62%
Risk-free rate	1.33%
Expected term (in years)	6.00

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
We issued 240,412 shares of common stock during the three months ended December 31, 2021 to settle PRSUs vested during the period. Additionally, we issued 130,018 and 141,135 shares of common stock to settle restricted stock units vested and stock options exercised, respectively, during the three months ended December 31, 2021.
Operating income included stock-based compensation expense of $2.6 million and $2.5 million during the three months ended December 31, 2021 and 2020, respectively. At December 31, 2021, there was approximately $14.5 million of unrecognized compensation expense related to stock-based compensation arrangements and there were 57,627 PRSUs that have been awarded for the 2022 performance period for which performance goal achievement cannot yet be determined.
We excluded 277,344 and 258,522 stock-based compensation instruments from the calculations of diluted earnings per share in the three months ended December 31, 2021 and 2020, respectively, since their inclusion would have been antidilutive.

Note 9. Supplemental Balance Sheet Information
Selected supplemental asset information is presented below.

	December 31,	September 30,
	2021	2021

	(in millions)
Inventories:
Purchased components and raw material	$125.9	$100.9
Work in process	41.5	41.6
Finished goods	42.3	42.2
Total inventories	$209.7	$184.7

Other current assets:
Prepaid expenses	$13.8	$12.8
Non-trade receivables	10.0	10.7
Maintenance and repair supplies and tooling	2.7	2.9
Income taxes	0.2	0.2
Workers’compensation reimbursement receivable	0.8	0.8
Other current assets	3.1	1.9
Total other current assets	$30.6	$29.3

Property, plant and equipment:
Land	$5.5	$6.1
Buildings	84.4	84.6
Machinery and equipment	436.2	433.3
Construction in progress	91.5	83.7
Total property, plant and equipment	617.6	607.7
Accumulated depreciation	(330.7)	(324.3)
Property, plant and equipment, net	$286.9	$283.4

Other noncurrent assets:
Operating lease right-of-use assets	$26.4	$27.1
Maintenance and repair supplies and tooling	19.8	19.3
Workers’ compensation reimbursement receivable	2.7	2.7
Pension asset	17.9	16.8
Note receivable	1.8	1.8
Deferred financing fees	1.2	1.3
Other noncurrent assets	4.2	4.3
Total other noncurrent assets	$74.0	$73.3

Selected supplemental liability information is presented below.

	December 31,	September 30,
	2021	2021

	(in millions)
Other current liabilities:
Compensation and benefits	$28.4	$44.6
Customer rebates	27.4	19.6
Warranty accrual	5.6	6.7
Deferred revenues	7.4	5.4
Refund liability	5.2	6.0
Taxes other than income taxes	4.6	4.4
Operating lease liabilities	3.6	4.0
Workers’ compensation accrual	2.7	2.6
CARES Act payroll tax liabilities	3.6	3.6
Restructuring liabilities	3.1	3.1
Environmental liabilities	—	1.2
Interest payable	0.8	6.2
Income taxes payable	10.8	8.5
Other current liabilities	11.2	11.2
Total other current liabilities	$114.4	$127.1

Other noncurrent liabilities:
Operating lease liabilities	$23.8	$24.6
Warranty accrual	3.1	3.0
Transition tax liability	4.7	4.7
Uncertain tax position liability	4.6	4.8
NMTC liability	3.9	3.9
Workers’ compensation accrual	8.1	7.9
Asset retirement obligation	3.6	3.6
CARES Act payroll tax liabilities	—	3.6
Deferred development grant	2.5	2.5
Other noncurrent liabilities	2.8	3.4
Total other noncurrent liabilities	$57.1	$62.0

Goodwill
Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis each September 1st and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.
The following table summarizes information concerning our goodwill balance in the three months ended December 31, 2021, in millions.

Balance at September 30, 2021	$115.1
Acquisition purchase price adjustment	(0.2)
Effects of changes in foreign currency exchange rates	2.8
Balance at December 31, 2021	$117.7

Note 10. Segment Information
We adopted a new management structure effective October 1, 2021; prior period information has been recast to conform to the current presentation. The recasting has no effect on our previously reported consolidated balance sheets, consolidated statements of operations, or consolidated statements of cash flows. The two newly named business units and reportable segments are Water Flow Solutions and Water Management Solutions. Water Flow Solutions’ product portfolio includes iron gate valves, specialty valves and service brass products. Water Management Solutions’ product and service portfolio includes fire hydrants, repair and installation, natural gas, metering, leak detection, pressure control and software products. Summarized financial information for our segments is presented below.

	Three months ended
	December 31,
	2021	2020

	(in millions)
Net sales, excluding intercompany:
Water Flow Solutions	$154.9	$128.8
Water Management Solutions	117.4	108.6
	$272.3	$237.4
Operating income (loss):
Water Flow Solutions	$31.3	$23.1
Water Management Solutions	11.4	17.0
Corporate	(13.8)	(12.3)
	$28.9	$27.8
Depreciation and amortization:
Water Flow Solutions	$7.4	$7.4
Water Management Solutions	7.7	7.2
Corporate	0.1	0.1
	$15.2	$14.7
Strategic reorganization and other charges:
Water Flow Solutions	$—	$0.1
Water Management Solutions	0.1	—
Corporate	2.3	1.3
	$2.4	$1.4
Capital expenditures:
Water Flow Solutions	$9.4	$12.3
Water Management Solutions	1.6	3.2
Corporate	—	0.1
	$11.0	$15.6
Water Flow Solutions disaggregated net revenues:
Central	$40.5	$35.0
Northeast	30.0	24.9
Southeast	37.3	23.1
West	38.1	36.3
United States	145.9	119.3
Canada	7.9	5.7
Other international locations	1.1	3.8
	$154.9	$128.8
Water Management Solutions disaggregated net revenues:
Central	$28.8	$26.8
Northeast	24.3	24.4
Southeast	25.5	22.6
West	24.7	22.1
United States	103.3	95.9
Canada	7.6	6.7
Other international locations	6.5	6.0
	$117.4	$108.6

Note 11. Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) is as follows:

	Pension, net of tax	Foreign currency translation	Total

	(in millions)
Balance at September 30, 2021	$(22.2)	$17.2	$(5.0)
Current period other comprehensive income	0.3	5.7	$6.0
Balance at December 31, 2021	$(21.9)	$22.9	$1.0

Note 12. Commitments and Contingencies
We are involved in various legal proceedings that have arisen in the normal course of operations, including the proceedings summarized below. We provide for costs relating to these matters when a loss is probable and the amount is reasonably estimable. Administrative costs related to these matters are expensed as incurred. The effect of the outcome of these matters on our financial statements cannot be predicted with certainty as any such effect depends on the amount and timing of the resolution of such matters. Other than the litigation described below, we do not believe that any of our outstanding litigation would have a materially adverse effect on our financial position, results of operations, cash flows or liquidity.
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
The purchaser of U.S. Pipe has been identified as a “potentially responsible party” (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act in connection with a former manufacturing facility operated by U.S. Pipe that was in the vicinity of a proposed Superfund site located in North Birmingham, Alabama. Under the terms of the acquisition agreement relating to our sale of U.S. Pipe, we agreed to indemnify the purchaser for certain environmental liabilities, including those arising out of the former manufacturing site in North Birmingham. Accordingly, the purchaser tendered the matter to us for indemnification, which we accepted. Ultimate liability for the site will depend on many factors that have not yet been determined, including the determination of the Environmental Protection Agency’s remediation costs, the number and financial viability of the other PRPs (there are four other PRPs currently) and the determination of the final allocation of the costs among the PRPs. Since the amounts of such costs cannot be reasonably estimated at this time, no amounts have been accrued for this matter at December 31, 2021.

The COVID-19 Pandemic. The pandemic has caused, and is likely to continue to cause, severe economic, market and other disruptions to the U.S. and global economies. We have taken action and continue to counter such disruption, and work to protect the safety of our employees. We are uncertain of the potential full magnitude or duration of the business and economic impacts from the unprecedented public health effort to contain and combat the spread of COVID-19, and while the extent to which the pandemic affects our results will depend on future developments, the outbreak could result in material effects to our future financial position, results of operations, cash flows and liquidity.
Mass Shooting Event at our Mueller Co. Facility in Albertville, Alabama. On June 15, 2021, we experienced a mass shooting event at our Mueller Co. facility in Albertville, Alabama, in which two employees were killed and two employees were injured. Various claims arising from the event have been filed to date and we anticipate that additional claims may be made and that liability under such claims, if any, is not expected to have a material adverse effect on our results of operations or cash flows. However, the outcome of these claims, or legal proceedings, and related effects arising from this event cannot be predicted with certainty.
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
Note 13. Subsequent Events
On January 27, 2022, our Board of Directors declared a dividend of $0.058 per share on our common stock, payable on February 21, 2022 to stockholders of record at the close of business on February 10, 2022.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto that appear elsewhere in this report. This report contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements that address activities, events or developments that the Company intends, expects, plans, projects, believes or anticipates will or may occur in the future are forward-looking statements, including, without limitation, statements regarding outlooks, projections, forecasts, trend descriptions, the COVID-19 pandemic, go-to-market strategies, operational excellence, acceleration of new product development, end market performance, net sales performance, adjusted operating income and adjusted EBITDA performance, margins, capital expenditure plans, litigation outcomes, capital allocation, growth strategies, restructuring efficiencies and warranty charges. Forward-looking statements are based on certain assumptions and assessments made by the Company in light of the Company’s experience and perception of historical trends, current conditions and expected future developments.
Actual results and the timing of events may differ materially from those contemplated by the forward-looking statements due to a number of factors, including the extent, duration and severity of the impact of the pandemic on the Company’s operations and results, including effects on the financial health of customers (including collections), the Company and the financial/capital markets, government-mandated facility closures, COVID-19 related facility closures and other manufacturing restrictions, logistical challenges and supply chain interruptions, potential litigation and claims emanating from the COVID-19 pandemic, and health, safety and employee/labor issues in Company facilities around the world; unexpected or greater than expected increases in costs of raw materials and purchased components; regional, national or global political, economic, market and competitive conditions; cyclical and changing demand in core markets such as municipal spending; government monetary or fiscal policies; residential and nonresidential construction, and natural gas distribution; manufacturing and product performance; expectations for changes in volumes, continued execution of cost productivity initiatives and improved pricing; warranty exposures (including the adequacy of warranty reserves); the Company’s ability to successfully resolve significant legal proceedings, claims, lawsuits or government investigations; compliance with environmental, trade and anti-corruption laws and regulations; changing regulatory, trade and tariff conditions; failure to achieve expected cost savings, net sales expectations, profitability expectations and manufacturing efficiencies from restructuring and consolidation activities and our large capital investments in Chattanooga and Kimball, Tennessee and Decatur, Illinois; the failure to integrate and/or realize any of the anticipated benefits of recent acquisitions or divestitures; an inability to achieve some or all of our Environmental, Social and Governance (“ESG”) goals; as well as other factors that are described in the section entitled “RISK FACTORS” in Item 1A of the Company’s most recently filed Annual Report on Form 10-K and in this Quarterly Report on Form 10-Q (all of which risks may be amplified by the pandemic). Forward-looking statements are only as of the date they are made and do not guarantee future performance. The Company undertakes no duty to update its forward-looking statements except as required by law. Undue reliance should not be placed on any forward-looking statements. You are advised to review any further disclosures the Company makes in subsequent Forms 10-K, 10-Q, 8-K and other reports filed with the U.S. Securities and Exchange Commission.
Overview
Business
We estimate approximately 55-60% of our 2021 net sales were for repair and replacement directly related to municipal water infrastructure spending, approximately 30-35% were related to residential construction activity and less than 10% were related to natural gas utilities spending.
We expect the operating environment during fiscal year 2022 to be very challenging as a result of the uncertainty around the depth and duration of the pandemic which has accelerated and may continue to accelerate, inflation, labor availability and global supply chain disruptions. We anticipate that growth in the residential construction end market will help offset anticipated challenges in the project-related portion of the municipal market. In January 2022, Blue Chip Economic Indicators forecasted housing starts to be flat for calendar 2022 as compared with the prior year despite robust demand for housing and low inventories.
We have continued to incur additional costs to address the pandemic as discussed herein, including costs associated with unfavorable manufacturing variances, labor shortages, and additional cleaning, including disinfectants and sanitation materials, for our employees and at our facilities. We expect to continue to incur such costs that may be significant as we continue to respond to the pandemic. All of our facilities are operational and our teams have worked effectively to address the few temporary closures we have experienced due to the pandemic. The last such closure was in August 2020. The pandemic also caused supply chain disruption that has resulted in higher costs in the manufacture of our products. We expect these conditions to persist in the near term and may worsen until the pandemic abates.

We announced a new management structure effective October 1, 2021. The new structure is designed to increase revenue growth, drive operational excellence, accelerate new product development and enhance profitability. We anticipate the reorganization will strengthen the alignment of products, solutions and services with customer needs, accelerate new product introductions and improve product life cycle management. The two newly named business units and reportable segments are Water Flow Solutions and Water Management Solutions.
Water Flow Solutions’ product portfolio includes iron gate valves, specialty valves and service brass products. Water Flow Solutions represented 56% of our fiscal 2021 net sales. Water Management Solutions’ product and service portfolio includes fire hydrants, repair and installation, natural gas, metering, leak detection, pressure control and software products. Water Management Solutions represented 44% of our fiscal 2021 net sales.

Results of Operations
Three Months Ended December 31, 2021 Compared to Three Months Ended December 31, 2020

	Three months ended December 31, 2021
	Water Flow Solutions	Water Management Solutions	Corporate	Total

	(in millions)
Net sales	$154.9	$117.4	$—	$272.3
Gross profit	52.1	35.5	—	$87.6
Operating expenses:
Selling, general and administrative	20.8	24.0	11.5	56.3
Strategic reorganization and other charges	—	0.1	2.3	2.4
Total operating expenses	20.8	24.1	13.8	58.7
Operating income (loss)	$31.3	$11.4	$(13.8)	28.9
Non-operating expenses:
Pension benefit other than service				(1.0)
Interest expense, net				4.3
Income before income taxes				25.6
Income tax expense				6.2
Net income				$19.4

	Three months ended December 31, 2020
	Water Flow Solutions	Water Management Solutions	Corporate	Total

	(in millions)
Net sales	$128.8	$108.6	$—	$237.4
Gross profit	41.9	36.5	—	$78.4
Operating expenses:
Selling, general and administrative	18.7	19.5	11.0	49.2
Strategic reorganization and other charges	0.1	—	1.3	1.4
Total operating expenses	18.8	19.5	12.3	50.6
Operating income (loss)	$23.1	$17.0	$(12.3)	27.8
Pension benefit other than service				(0.8)
Interest expense, net				6.1
Income before income taxes				22.5
Income tax expense				5.8
Net income				$16.7
Consolidated Analysis
Net sales in the three months ended December 31, 2021 increased $34.9 million or 14.7% to $272.3 million as compared with $237.4 million in the prior period primarily as a result of increased shipment volumes and higher pricing across most of our product lines.
Gross profit in the three months ended December 31, 2021 increased $9.2 million to $87.6 million from $78.4 million in the prior year period, primarily as a result of increased shipment volumes and higher pricing which were partially offset by higher costs of sales associated with inflation, unfavorable manufacturing performance, labor challenges, supply chain disruptions and our restructuring activity. Gross margin was 32.2% in the three months ended December 31, 2021 as compared with 33.0% in the prior year period.
Selling, general and administrative expenses (“SG&A”) in the three months ended December 31, 2021 increased to $56.3 million from $49.2 million in the prior year period primarily as a result of the inclusion of i2O Water, higher travel and trade show expenditures, inflation, increased information technology related activities, and personnel-related costs. SG&A as a percentage of net sales was 20.7% for both the three months ended December 31, 2021 and 2020.

Strategic reorganization and other charges in the three months ended December 31, 2021 were $2.4 million which primarily consisted of expenses associated with the Albertville tragedy, as well as termination benefits associated with the previously announced closures of our facilities in Aurora, Illinois and Surrey, British Columbia, Canada. Strategic reorganization and other charges in the three months ended December 31, 2020 were $1.4 million and primarily related to transaction costs as well as legal and professional service expenses.
Interest expense, net declined $1.8 million in the three months ended December 31, 2021 as compared with the prior year period primarily as a result of the refinancing of our 5.5% Senior Unsecured Notes (“5.5% Senior Notes”) with the 4.0% Senior Notes. The components of net interest expense are provided below.

	Three months ended
	December 31,
	2021	2020

	(in millions)
5.5% Senior Notes	$—	$6.2
4.0% Senior Notes	4.5	—
Deferred financing costs amortization	0.2	0.3
ABL Agreement	0.2	0.2
Capitalized interest	(0.6)	(0.6)
Other interest cost	0.1	0.2
Total interest expense	4.4	6.3
Interest income	(0.1)	(0.2)
Interest expense, net	$4.3	$6.1

The reconciliation between the U.S. federal statutory income tax rate and the effective income tax rate is presented below.

	Three months ended
	December 31,
	2021	2020
U.S. federal statutory income tax rate	21.0%	21.0%
Adjustments to reconcile to the effective tax rate:
State income taxes, net of federal benefit	3.9	4.5
Excess tax benefits related to stock-based compensation	(1.0)	(0.6)
Tax credits	(1.2)	(1.4)
Global Intangible Low-taxed Income	0.3	0.6
Foreign income tax rate differential	(0.7)	(0.9)
Valuation allowances	1.4	1.5
Other	0.5	1.1
Effective income tax rate	24.2%	25.8%

Segment Analysis
Water Flow Solutions
Net sales in the three months ended December 31, 2021 increased 20.3% to $154.9 million as compared with $128.8 million in the prior year period primarily as a result of increased shipment volumes and higher pricing across most of the segment’s product lines.
Gross profit in the three months ended December 31, 2021 increased 24.3% to $52.1 million from $41.9 million in the prior year period primarily as a result of higher pricing, increased shipment volumes, and favorable manufacturing performance, partially offset by higher costs associated with inflation. Gross margin was 33.6% in the three months ended December 31, 2021 and 32.5% in the prior year period.

SG&A in the three months ended December 31, 2021 increased to $20.8 million from $18.7 million in the prior year period primarily as a result of increased travel and trade show expenditures, inflation, increased information technology related activities, and higher personnel-related expenses. SG&A as a percentage of net sales was 13.4% and 14.5% in the three months ended December 31, 2021 and 2020, respectively.
Water Management Solutions
Net sales in the three months ended December 31, 2021 increased 8.1% to $117.4 million as compared with $108.6 million in the prior year period, primarily as a result of increased shipment volumes and higher pricing across most of the segment’s product lines.
Gross profit in the three months ended December 31, 2021 was $35.5 million as compared with $36.5 million in the prior year period. Gross margin declined to 30.2% in the three months ended December 31, 2021 as compared with 33.6% in the prior year period primarily as a result of higher Cost of sales associated with inflation and unfavorable manufacturing performance which was partially offset by higher pricing and increased shipment volumes.
SG&A increased to $24.0 million from $19.5 million in the prior year period primarily as a result of the inclusion of i2O Water, engineering investments, inflation, increased travel and trade show expenditures, and higher personnel-related expenses. SG&A as a percentage of net sales was 20.4% and 18.0% in the three months ended December 31, 2021 and 2020, respectively.
Corporate
SG&A increased to $11.5 million in the three months ended December 31, 2021 as compared with $11.0 million in the three months ended December 31, 2020 primarily as a result of inflation and higher personnel-related expenses.
Liquidity and Capital Resources
We had cash, and cash equivalents on hand of $207.3 million at December 31, 2021 and $133.8 million of additional borrowing capacity under our ABL Agreement based on December 31, 2021 data. Undistributed earnings from our subsidiaries in Canada, China, and Israel are considered to be permanently invested outside the United States. At December 31, 2021, cash and cash equivalents included $40.6 million, $24.3 million, and $2.9 million in Israel, Canada, and China, respectively.
We declared a quarterly dividend of $0.058 per share on January 27, 2022, payable on February 21, 2022 to holders of record as of February 10, 2022, which will result in an estimated $9.2 million cash outlay.
We repurchased $20.0 million of our outstanding common stock during the three months ended December 31, 2021 and had $115.0 million remaining of our share repurchase authorization.
The ABL Agreement and 4.0% Senior Notes contain customary representations and warranties, covenants and provisions governing an event of default.  The covenants restrict our ability to engage in certain specified activities, including but not limited to the payment of dividends and the redemption of our common stock.
Collections from customers were higher during the three months ended December 31, 2021 as compared with the prior year period primarily as a result of net sales growth between the periods. Inventory purchases increased during the three months ended December 31, 2021 as compared with the three months ended December 31, 2020 as a result of inflation, increased sales volume and supply change management. Other current liabilities and other noncurrent liabilities decreased as a result of employee incentive payouts and the repayment of the CARES Act employer payroll tax deferral.

Capital expenditures were $11.0 million in the three months ended December 31, 2021 as compared with $15.6 million in the prior year period. Capital expenditures decreased as a result of lower expenditures associated with the new Decatur foundry as compared with the prior year period. For fiscal year 2022, we have provided guidance that our capital expenditures are expected to be between $70.0 million and $80.0 million.
We anticipate that our existing cash, cash equivalents and borrowing capacity combined with our expected operating cash flows will be sufficient to meet our anticipated operating expenses, income tax payments, capital expenditures and debt service obligations as they become due through December 31, 2022.
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
ABL Agreement
At December 31, 2021, the ABL Agreement consisted of a $175.0 million revolving credit facility which includes up to $25.0 million through swing line loans and may have up to $60.0 million of letters of credit. The ABL Agreement permits us to increase the size of the credit facility by an additional $150.0 million in certain circumstances subject to adequate borrowing base availability.
Borrowings under the ABL Agreement bear interest at a floating rate equal to LIBOR, plus an applicable margin ranging from 200 to 225 basis points, or a base rate, as defined in the ABL Agreement, plus an applicable margin ranging from 100 to 125 basis points. At December 31, 2021, the applicable rate was LIBOR plus 200 basis points.
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
Substantially all of our U.S. subsidiaries are borrowers under the ABL Agreement and are jointly and severally liable for any outstanding borrowings. Our obligations under the ABL Agreement are secured by a first-priority perfected lien on all of our U.S. inventories, accounts receivable, certain cash and other related items.
The ABL Agreement terminates on July 29, 2025 and includes a commitment fee for any unused borrowing capacity of 37.5 basis points per annum. Borrowings are not subject to any financial maintenance covenants unless excess availability is less than the greater of $17.5 million or 10% of the Loan Cap as defined in the ABL Agreement. Excess availability based on December 31, 2021 data was $133.8 million, as reduced by $15.0 million of outstanding letters of credit and $1.4 million of accrued fees and expenses.
4.0% Senior Unsecured Notes
On May 28, 2021, we privately issued $450.0 million of 4.0% Senior Unsecured Notes (“4.0% Senior Notes”), which mature in December 2029 and bear interest at 4.0%, paid semi-annually in June and December. We capitalized $5.5 million of financing costs, which are being amortized over the term of the 4.0% Senior Notes using the effective interest method. Proceeds from the 4.0% Senior Notes, along with cash on hand were used to redeem previously existing 5.5% Senior Notes. Substantially all of our U.S. subsidiaries guarantee the 4.0% Senior Notes, which are subordinate to borrowings under our ABL Agreement. Based on quoted market prices, the outstanding 4.0% Senior Notes had a fair value of $456.9 million at December 31, 2021.
An indenture governing the 4.0% Senior Notes (“Indenture”) contains customary covenants and events of default, including covenants that limit our ability to incur certain debt and liens. There are no financial maintenance covenants associated with the Indenture. We believe we were in compliance with these covenants at December 31, 2021.
We may redeem some or all of the 4.0% Senior Notes at any time or from time to time prior to June 15, 2024 at certain “make-whole” redemption prices (as set forth in the Indenture) and on or after June 15, 2024 at specified redemption prices (as set forth in the Indenture). Additionally, we may redeem up to 40% of the aggregate principal amount of the 4.0% Senior Notes at any time or from time to time prior to June 15, 2024 with the net proceeds of specified equity offerings at specified redemption prices (as set forth in the Indenture). Upon a change in control (as defined in the Indenture), we would be required to offer to purchase the 4.0% Senior Notes at a price equal to 101% of the outstanding principal amount of the 4.0% Senior Notes.
5.5% Senior Unsecured Notes
On June 12, 2018, we privately issued $450.0 million of 5.5% Senior Notes, which were set to mature in 2026 and bore interest at 5.5%, paid semi-annually. We called the 5.5% Senior Notes effective June 17, 2021 and settled with proceeds from the issuance of the 4.0% Senior Notes and cash on hand. As a result, we incurred $16.7 million in loss on extinguishment of debt, comprised of a $12.4 million call premium and a $4.3 million write-off of the remaining deferred debt issuance costs associated with the retirement of the 5.5% Senior Notes.

Our corporate credit rating and the credit rating for our debt are presented below. These ratings are not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agencies.

	Moody’s		Standard & Poor’s
	December 31,	September 30,	December 31,	September 30,
	2021	2021	2021	2021
Corporate credit rating	Ba1	Ba1	BB	BB
ABL Agreement	Not rated	Not rated	Not rated	Not rated
4.0% Senior Notes	Ba1	Ba1	BB	BB
Outlook	Stable	Stable	Stable	Stable

Off-Balance Sheet Arrangements
We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose” entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, at December 31, 2021 we did not have any undisclosed borrowings, debt, derivative contracts or synthetic leases. Therefore, we were not exposed to any financing, liquidity, market or credit risk that could have arisen had we engaged in such relationships.
We use letters of credit and surety bonds in the ordinary course of business to ensure the performance of contractual obligations. At December 31, 2021, we had $15.0 million of letters of credit and $32.5 million of surety bonds outstanding.
Seasonality
Our business is seasonal as a result of the impact of cold weather conditions. Net sales and operating income historically have been lowest in the three month periods ending December 31 and March 31 when the northern United States and all of Canada generally face weather conditions that restrict significant construction activity.
Item 4.    CONTROLS AND PROCEDURES
There have been no changes in our internal control over financial reporting which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended December 31, 2021.
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
Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended December 31, 2021, 141,062 shares were surrendered to us to pay the tax withholding obligations of participants in connection with the vesting of restricted stock units.

We repurchased 1,408,274 shares of our common stock during the three months ended December 31, 2021 for $20.0 million under our share repurchase authorization, and we had $115.0 million remaining under this authorization.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs (in millions)
October 1-31, 2021	—	$—	—	$135.0
November 1-30, 2021	606,400	$14.57	—	126.2
December 1-31, 2021	801,874	$13.89	—	115.0
Total	1,408,274	$14.18	—

Item 6.     EXHIBITS

Exhibit No.	Document
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended December 31, 2021, formatted in XBRL (Extensible Business Reporting Language), (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Other Comprehensive Loss, (iv) the Condensed Consolidated Statements of Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements.

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

MUELLER WATER PRODUCTS, INC.
Date:	February 4, 2022	By:	/s/ Suzanne G. Smith
Suzanne G. Smith
Chief Accounting Officer