Form 10-Q
period 2022-03-31
Mueller Water Products, Inc.
filed 2022-05-03
CIK 1350593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
There were 157,024,895 shares of $0.01 par value common stock of the registrant outstanding at April 29, 2022, which trade under the ticker symbol MWA on the New York Stock Exchange.

PART I
Item 1.     FINANCIAL STATEMENTS
MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	September 30,
	2022	2021

	(in millions, except share amounts)
Assets:
Cash and cash equivalents	$164.1	$227.5
Receivables, net of allowance for credit losses of $4.5 million and $3.5 million	222.2	212.2
Inventories, net	229.2	184.7
Other current assets	31.6	29.3
Total current assets	647.1	653.7
Property, plant and equipment, net	292.3	283.4
Intangible assets, net	379.4	392.5
Goodwill	115.8	115.1
Other noncurrent assets	76.9	73.3
Total assets	$1,511.5	$1,518.0

Liabilities and stockholders’ equity:
Current portion of long-term debt	$1.0	$1.0
Accounts payable	108.0	92.0
Other current liabilities	92.5	127.1
Total current liabilities	201.5	220.1
Long-term debt	446.1	445.9
Deferred income taxes	100.7	95.1
Other noncurrent liabilities	57.1	62.0
Total liabilities	805.4	823.1

Commitments and contingencies (Note 12.)

Common stock: 600,000,000 shares authorized; 156,986,382 and 157,955,433 shares outstanding at March 31, 2022, and September 30, 2021, respectively	1.6	1.6
Additional paid-in capital	1,307.6	1,342.2
Accumulated deficit	(600.9)	(643.9)
Accumulated other comprehensive loss	(2.2)	(5.0)
Total stockholders’ equity	706.1	694.9
Total liabilities and stockholders’ equity	$1,511.5	$1,518.0

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended		Six months ended
	March 31,		March 31,
	2022	2021	2022	2021

	(in millions, except per share amounts)
Net sales	$310.5	$267.5	$582.8	$504.9
Cost of sales	217.7	179.1	402.4	338.1
Gross profit	92.8	88.4	180.4	166.8
Operating expenses:
Selling, general and administrative	58.0	54.2	114.3	103.4
Strategic reorganization and other charges	0.6	0.8	3.0	2.2
Total operating expenses	58.6	55.0	117.3	105.6
Operating income	34.2	33.4	63.1	61.2
Other expenses (income):
Pension benefit other than service	(1.0)	(0.8)	(2.0)	(1.6)
Interest expense, net	4.5	6.1	8.8	12.2
Net other expenses	3.5	5.3	6.8	10.6
Income before income taxes	30.7	28.1	56.3	50.6
Income tax expense	7.1	7.2	13.3	13.0
Net income	$23.6	$20.9	$43.0	$37.6

Net income per share:
Basic	$0.15	$0.13	$0.27	$0.24
Diluted	$0.15	$0.13	$0.27	$0.24

Weighted average shares outstanding:
Basic	156.9	158.4	157.6	158.3
Diluted	157.5	159.1	158.4	159.0

Dividends declared per share	$0.058	$0.055	$0.116	$0.110

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three months ended		Six months ended
	March 31,		March 31,
	2022	2021	2022	2021

	(in millions)
Net income	$23.6	$20.9	$43.0	$37.6
Other comprehensive (loss) income:
Pension	0.4	0.6	0.8	1.3
Income tax effects	—	(0.1)	(0.1)	(0.3)
Foreign currency translation	(3.6)	(0.5)	2.1	4.0
Total comprehensive (loss) income, net	(3.2)	—	2.8	5.0
Comprehensive income	$20.4	$20.9	$45.8	$42.6

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	Three months ended		Six months ended
	March 31,		March 31,
	2022	2021	2022	2021

	(in millions)
Common stock
Balance, beginning of period	$1.6	$1.6	$1.6	$1.6
Change in common stock at par value	—	—	—	—
Balance, end of period	1.6	1.6	1.6	1.6

Additional paid-in capital
Balance, beginning of period	1,313.8	1,370.9	1,342.2	1,378.0
Dividends declared	(9.1)	(8.7)	(18.3)	(17.4)
Shares retained for employee taxes	0.1	(0.1)	(1.8)	(1.0)
Shares repurchased under buyback program	—	—	(20.0)	—
Stock-based compensation	2.4	1.7	4.4	3.6
Stock issued under stock compensation plan	0.4	0.4	1.1	1.0
Balance, end of period	1,307.6	1,364.2	1,307.6	1,364.2

Accumulated deficit
Balance, beginning of period	(624.5)	(697.6)	(643.9)	(714.2)
Net income	23.6	20.9	43.0	37.6
Cumulative effect of accounting change	—	—	—	(0.1)
Balance, end of period	(600.9)	(676.7)	(600.9)	(676.7)

Accumulated other comprehensive income (loss)
Balance, beginning of period	1.0	(19.7)	(5.0)	(24.7)
Other comprehensive income	(3.2)	—	2.8	5.0
Balance, end of period	(2.2)	(19.7)	(2.2)	(19.7)

Total stockholders' equity	$706.1	$669.4	$706.1	$669.4

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended
	March 31,
	2022	2021

	(in millions)
Operating activities:
Net income	$43.0	$37.6
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisition:
Depreciation	16.0	15.3
Amortization	14.0	14.1
Stock-based compensation	4.4	3.6
Pension benefit	(1.3)	(1.0)
Deferred income taxes	6.1	2.4
Inventory reserves provision	3.3	3.8
Other, net	0.5	0.7
Changes in assets and liabilities, net of acquisition:
Receivables, net	(9.7)	(2.4)
Inventories	(47.5)	(19.7)
Other assets	(2.4)	1.7
Accounts payable	15.8	7.2
Other current liabilities	(36.0)	1.2
Other noncurrent liabilities	(5.4)	(1.3)
Net cash provided by operating activities	0.8	63.2
Investing activities:
Capital expenditures	(26.0)	(31.1)
Acquisition purchase price adjustment	0.2	—
Proceeds from sales of assets	—	0.3
Net cash used in investing activities	(25.8)	(30.8)
Financing activities:
Dividends paid	(18.3)	(17.4)
Employee taxes related to stock-based compensation	(1.8)	(1.0)
Common stock issued	1.1	1.0
Proceeds from financing transaction	—	3.9
Deferred financing costs paid	—	(0.5)
Common stock repurchased under buyback program	(20.0)	—
Capital leases	(0.1)	(0.5)
Net cash used in financing activities	(39.1)	(14.5)
Effect of currency exchange rate changes on cash	0.7	1.4
Net change in cash and cash equivalents	(63.4)	19.3
Cash and cash equivalents at beginning of period	227.5	208.9
Cash and cash equivalents at end of period	$164.1	$228.2

The accompanying notes are an integral part of the condensed consolidated financial statements.

	Six months ended
	March 31,
	2022	2021

	(in millions)
Supplemental cash flow information
Cash paid for interest, net	$10.2	$12.5
Cash paid for income taxes	15.6	4.2
The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2022
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
On December 3, 2018, we completed our acquisition of Krausz Industries Development Ltd. and subsidiaries (“Krausz”). During the quarter ended March 31, 2021, we aligned the consolidation of the financial statements of Krausz in the Company’s consolidated financial statements, eliminating the previous inclusion of Krausz financial statements with a one-month reporting lag. In accordance with applicable accounting literature, the elimination of the one-month reporting lag is considered to be a change in accounting principle. We believe this change in accounting principle is preferable as the financial statements of all of our subsidiaries are now reported on the same basis, providing the most current information available. The effect of the elimination of the reporting lag during the year ended September 30, 2021 resulted in an increase of $6.0 million to net sales and an increase of $1.4 million to operating income. We concluded that the effect of this change is not material to the balance sheets, statements of operations, statements of cash flows, net income and earnings per share and therefore have not retrospectively applied this change.
On June 14, 2021, we acquired all the outstanding capital stock of i2O Water Ltd (“i2O”), a provider of pressure management solutions to more than 100 water companies in 45 countries. The consolidated balance sheet at September 30, 2021 included the preliminary estimated fair values of the net assets of i2O. The accounting for this business combination became final during the three months ended March 31, 2022. The results of i2O’s operations and cash flows subsequent to the acquisition are included in the Company’s consolidated statement of operations and consolidated statement of cash flows, respectively. Refer to Note 2. for additional disclosures related to the acquisition.
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
Recently Adopted Accounting Guidance
During 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 326 - Current Expected Credit Losses to replace the “incurred loss” impairment approach with an “expected loss” approach, which requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. We completed historical and forward-looking analyses for receivables and adopted this guidance effective October 1, 2020. Upon adoption, there was no material impact to our financial statements.

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
Restructuring
Since November 2019, we have announced the purchase and closure of several facilities. We purchased a new facility in Kimball, Tennessee to support and enhance our investment in our Chattanooga, Tennessee large casting foundry and closed our facilities in Hammond, Indiana, Woodland, Washington and Surrey, British Columbia, Canada. We also announced the closure of our facility in Aurora, Illinois which we expect to complete substantially by the third quarter of fiscal year 2022. The majority of the activities from these facilities have been, or will be, transferred to our Kimball, Tennessee facility. Activity in accrued restructuring, reported as part of Other current liabilities, is presented below.

	Six months ended
	March 31,
	2022	2021

	(in millions)
Beginning balance	$3.1	$2.8
Amounts accrued	1.6	1.0
Amounts paid	(2.6)	(1.6)
Ending balance	$2.1	$2.2

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
Intercompany transactions between us and the VIEs have been eliminated in consolidation. Wells Fargo’s contribution to the investment fund is consolidated in our financial statements within Other noncurrent liabilities as a result of its redemption features.
Direct costs associated with Wells Fargo’s capital contribution were netted against the recorded proceeds, resulting in a net cash contribution of $3.9 million. Other direct costs associated with the transaction were capitalized and are being recognized as interest expense over the seven-year tax credit period. Incremental costs to maintain the structure during the compliance period are expensed as incurred.

Note 2.    Acquisitions
Acquisition of i2O Water Ltd
On June 14, 2021, we acquired all the outstanding capital stock of i2O for $19.7 million, net of cash acquired. The purchase agreement provided for customary final adjustments, including a net working capital adjustment that was completed during the three months ended December 31, 2021, resulting in a purchase price of $19.5 million.
We have recognized the assets acquired and liabilities assumed at their estimated acquisition date fair values, with the excess of the purchase price over the estimated fair values of the identifiable net assets acquired recorded as goodwill. The accounting for the business combination is considered to be final. The results of i2O are included in our Water Management Solutions segment.
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
The following is a summary of the fair values of the net assets acquired (in millions):

Assets, net of cash:
Receivables	$0.5
Inventories	0.6
Other current assets	0.9
Identified intangible assets:
Tradename	1.8
Customer relationships	2.1
Non-compete agreements	0.1
Developed technology	3.5
Goodwill	12.1
Liabilities:
Accounts payable	(0.8)
Other current liabilities	(1.3)
Fair value of net assets acquired, net of cash	$19.5

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
Disaggregation of Revenue
We disaggregate our revenue from contracts with customers by reportable segment (see Note 10.) and further by geographical region as we believe this best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. Geographical region represents the location of the customer.
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
Advance payments and billings in excess of revenue are recognized and recorded as deferred revenue, the majority of which we expect to receive within one year and therefore is included within Other current liabilities in the accompanying consolidated balance sheets. Deferred revenue represents contract liabilities and are recorded when customers remit cash payments in advance of our satisfaction of performance obligations under contractual arrangements. Contract liabilities are relieved and revenue is recognized when the performance obligation is satisfied.
The table below represents the balances of our customer receivables and deferred revenue.

	March 31,	September 30,
	2022	2021

	(in millions)
Billed receivables	$224.8	$213.4
Unbilled receivables	1.9	2.3
Gross customer receivables	226.7	215.7
Allowance for credit losses	(4.5)	(3.5)
Receivables, net	$222.2	$212.2

Deferred revenue	$7.6	$5.4
Performance Obligations
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. Our performance obligations are satisfied at a point in time for sales of product or over time for our software hosting and leak detection monitoring services. Performance obligations are supported by customer contracts, which provide frameworks for the nature of the distinct products or services. We allocate the transaction price of each contract to the performance obligations on the basis of standalone selling price and recognize revenue when control of the performance obligation transfers to the customer. The transaction price is adjusted for our estimate of variable consideration which may include discounts, and rebates. To estimate variable consideration, we apply the expected value or the most likely amount method, based on whichever method most appropriately predicts the amount of consideration we expect to receive. The method applied is based typically on historical experience and known trends. We do not recognize variable consideration in the event there are uncertainties in the amount of variable consideration to be paid nor when it is probable there will be a significant reversal in the related revenue.
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

The revenue recognized at a point in time related to the sale of our products is recognized when the obligations of the terms of our contract are satisfied, which generally occurs upon shipment when control of the product transfers to the customer.
We offer warranties that provide assurance that the products provided will function as intended and comply with any agreed-upon specifications. These cannot be purchased separately.
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
Note 4. Income Taxes
The reconciliation between the U.S. federal statutory income tax rate and the effective income tax rate is presented below.

	Three months ended		Six months ended
	March 31,		March 31,
	2022	2021	2022	2021
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%	21.0%
Adjustments to reconcile to the effective tax rate:
State income taxes, net of federal benefit	3.6	4.2	3.6	4.2
Excess tax benefits related to stock-based compensation	—	(0.3)	(0.2)	(0.2)
Tax credits	(1.3)	(1.1)	(1.3)	(1.1)
Global Intangible Low-Taxed Income	0.8	0.6	0.8	0.6
Foreign income tax rate differential	(1.4)	(0.3)	(1.4)	(0.3)
Valuation allowances	(0.3)	(0.6)	0.2	(0.2)
Other	0.7	2.1	0.9	1.7
Effective income tax rate	23.1%	25.6%	23.6%	25.7%

At March 31, 2022 and September 30, 2021, the gross liabilities for unrecognized income tax benefits were $4.7 million and $4.8 million, respectively, and are included in Other noncurrent liabilities.
Note 5. Borrowing Arrangements
The components of our long-term debt are as follows:

	March 31,	September 30,
	2022	2021

	(in millions)
4.0% Senior Notes	$450.0	$450.0
Finance leases	2.1	2.2
Total borrowings	452.1	452.2
Less deferred financing costs	(5.0)	(5.3)
Less current portion	(1.0)	(1.0)
Long-term debt	$446.1	$445.9

ABL Agreement. Our asset-based lending agreement (“ABL Agreement”) consists of a revolving credit facility for up to $175.0 million which includes up to $25.0 million of swing line loans and may have up to $60.0 million of letters of credit. The ABL Agreement permits us to increase the size of the credit facility by an additional $150.0 million in certain circumstances subject to adequate borrowing base availability.
Borrowings under the ABL Agreement bear interest at a floating rate equal to LIBOR plus an applicable margin range of 200 to 225 basis points, or a base rate, as defined in the ABL Agreement, plus an applicable margin range of from 100 to 125 basis points. At March 31, 2022 the applicable margin for LIBOR based loans was 200 basis points and for base rate loans was 100 basis points.

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
The ABL Agreement terminates on July 29, 2025 and includes a commitment fee for any unused borrowing capacity of 37.5 basis points per annum. Borrowings are not subject to any financial maintenance covenants unless excess availability is less than the greater of $17.5 million or 10% of the Loan Cap as defined in the ABL Agreement. Excess availability based on March 31, 2022 data was $160.1 million, as reduced by $14.7 million of outstanding letters of credit and $0.2 million of accrued fees and expenses.
4.0% Senior Unsecured Notes. On May 28, 2021, we privately issued $450.0 million of 4.0% Senior Unsecured Notes (“4.0% Senior Notes”), which mature on June 15, 2029 and bear interest at 4.0%, paid semi-annually in June and December. We capitalized $5.5 million of financing costs which are being amortized over the term of the 4.0% Senior Notes using the effective interest method. Substantially all of our U.S. subsidiaries guarantee the 4.0% Senior Notes that are subordinate to borrowings under our ABL Agreement. Based on quoted market prices that are a Level 1 measurement, the outstanding 4.0% Senior Notes had a fair value of $426.0 million at March 31, 2022.
An indenture governing the 4.0% Senior Notes (“Indenture”) contains customary covenants and events of default, including covenants that limit our ability to incur certain debt and liens. There are no financial maintenance covenants associated with the Indenture. We believe we were in compliance with these covenants at March 31, 2022.
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
Note 6. Derivative Financial Instruments
In connection with the acquisition of Singer Valve in 2017, we loaned funds to one of our Canadian subsidiaries. Although this intercompany loan had no direct effect on our consolidated financial statements, it created exposure to currency risk for the Canadian subsidiary. To reduce this exposure, we entered into a U.S. dollar-Canadian dollar swap contract with the Canadian subsidiary and an offsetting Canadian dollar-U.S. dollar swap with a domestic bank. We did not designate these swaps as hedges and the changes in their fair value were included in earnings, offsetting the currency gains and losses associated with the intercompany loan.
The value of our currency swap contracts as of September 30, 2021 was a liability of $1.1 million, and was included in Other current liabilities. The currency swap contracts expired in February 2022.

Note 7. Retirement Plans
The components of net periodic benefit cost for our pension plans are presented below.

	Three months ended		Six months ended
	March 31,		March 31,
	2022	2021	2022	2021

	(in millions)
Service cost	$0.3	$0.4	$0.6	$0.8
Pension costs (benefits) other than service:
Interest cost	2.4	2.5	4.8	5.0
Expected return on plan assets	(3.8)	(3.9)	(7.6)	(7.8)
Amortization of actuarial net loss	0.4	0.6	0.8	1.2
Pension benefits other than service	(1.0)	(0.8)	(2.0)	(1.6)
Net periodic benefit	$(0.7)	$(0.4)	$(1.4)	$(0.8)

The amortization of actuarial losses, net of tax, is recorded as a component of other comprehensive income (loss).
Note 8. Stock-based Compensation Plans
We grant various forms of stock-based compensation, including market-based restricted stock units (“MRSUs”), restricted stock units, stock options and performance-based restricted stock units (“PRSUs”) under our Amended and Restated 2006 Mueller Water Products, Inc. Stock Incentive Plan (the “2006 Stock Plan”), Phantom Plan instruments under our Mueller Water Products, Inc. 2012 Phantom Plan, and Employee stock purchase plan instruments under our 2006 Employee Stock Purchase Plan. Grants issued during the six months ended March 31, 2022 are as follows:

	Number granted	Weighted average grant date fair value per instrument	Total grant date fair value (in millions)
Quarter ended December 31, 2021
MRSUs	230,089	$15.76	$3.6
Phantom Plan instruments	199,549	13.64	2.7
Restricted stock units	135,129	13.64	1.8
Non-qualified stock options	457,482	3.43	1.6
PRSUs: 2020 award	57,627	13.81	0.8
Employee stock purchase plan instruments	38,069	3.01	0.1

Quarter ended March 31, 2022
Restricted stock units	88,250	13.03	1.1
Employee stock purchase plan instruments	38,512	3.39	0.1
			$11.8

An MRSU award represents a target number of units that may be paid out at the end of a three-year award cycle based on a calculation of our relative total shareholder return (“TSR”) performance as compared with the TSR of a selected peer group. Settlements, in our common shares, will range from zero to two times the number of MRSUs granted, depending on our TSR performance relative to that of the peer group.

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
At March 31, 2022, the outstanding Phantom Plan instruments had a fair value of $12.92 per instrument and our liability for Phantom Plan instruments was $2.1 million and is included within Other current and Other noncurrent liabilities.

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
We did not issue any shares of common stock to settle PRSUs vested during the three months ended March 31, 2022; however, we issued 240,412 shares of common stock to settle PRSUs vested during the six months ended March 31, 2022. Additionally, we issued 104,380 and 235,095 shares of common stock to settle restricted stock units vested during the three and six months ended March 31, 2022, respectively. Finally, we issued no shares of common stock to settle stock options exercised during the three months ended March 31, 2022; however, we issued 24,153 shares of common stock to settle stock options exercised during the six months ended March 31, 2022.
Operating income included stock-based compensation expense of $2.5 million in each of the three months ended March 31, 2022 and 2021. Operating income included stock-based compensation expense of $5.1 million and $5.0 million during the six months ended March 31, 2022 and 2021, respectively. At March 31, 2022, there was approximately $13.3 million of unrecognized compensation expense related to stock-based compensation arrangements and there were 58,139 PRSUs that have been awarded for the 2022 performance period for which performance goal achievement cannot yet be determined.
We excluded 944,631 and 664,082 stock-based compensation instruments from the calculations of diluted earnings per share in the three months ended March 31, 2022 and 2021, respectively, and 563,299 and 447,086 for the six months ended March 31, 2022 and 2021, respectively, since their inclusion would have been antidilutive.

Note 9. Supplemental Balance Sheet Information
Selected supplemental asset information is presented below.

	March 31,	September 30,
	2022	2021

	(in millions)
Inventories:
Purchased components and raw material	$137.4	$100.9
Work in process, net	46.4	41.6
Finished goods, net	45.4	42.2
Total inventories	$229.2	$184.7

Other current assets:
Prepaid expenses	$13.1	$12.8
Non-trade receivables	10.7	10.7
Maintenance and repair supplies and tooling	2.3	2.9
Income taxes	0.2	0.2
Workers’compensation reimbursement receivable	1.7	0.8
Other current assets	3.6	1.9
Total other current assets	$31.6	$29.3

Property, plant and equipment:
Land	$5.5	$6.1
Buildings	86.7	84.6
Machinery and equipment	446.1	433.3
Construction in progress	93.0	83.7
Total property, plant and equipment	631.3	607.7
Accumulated depreciation	(339.0)	(324.3)
Property, plant and equipment, net	$292.3	$283.4

Other noncurrent assets:
Operating lease right-of-use assets	$25.7	$27.1
Maintenance and repair supplies and tooling	20.5	19.3
Workers’ compensation reimbursement receivable	5.0	2.7
Pension asset	19.0	16.8
Note receivable	1.8	1.8
Deferred financing fees	1.1	1.3
Other noncurrent assets	3.8	4.3
Total other noncurrent assets	$76.9	$73.3

Selected supplemental liability information is presented below.

	March 31,	September 30,
	2022	2021

	(in millions)
Other current liabilities:
Compensation and benefits	$32.4	$44.6
Customer rebates	7.7	19.6
Warranty accrual	5.9	6.7
Deferred revenue	7.6	5.4
Refund liability	5.2	6.0
Taxes other than income taxes	5.5	4.4
Operating lease liabilities	3.8	4.0
Workers’ compensation accrual	3.1	2.6
CARES Act payroll tax liabilities	3.6	3.6
Restructuring liabilities	2.1	3.1
Environmental liabilities	1.2	1.2
Interest payable	5.3	6.2
Income taxes payable	1.7	8.5
Other current liabilities	7.4	11.2
Total other current liabilities	$92.5	$127.1

Other noncurrent liabilities:
Operating lease liabilities	$23.0	$24.6
Warranty accrual	1.7	3.0
Transition tax liability	4.1	4.7
Uncertain tax position liability	4.7	4.8
NMTC liability	3.9	3.9
Workers’ compensation accrual	10.6	7.9
Asset retirement obligation	3.6	3.6
CARES Act payroll tax liabilities	—	3.6
Deferred development grant	2.5	2.5
Other noncurrent liabilities	3.0	3.4
Total other noncurrent liabilities	$57.1	$62.0

Goodwill
Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis each September 1st and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.
The following table summarizes information concerning our goodwill balance in the six months ended March 31, 2022, in millions.

Balance at September 30, 2021	$115.1
Acquisition adjustments	0.1
Effects of changes in foreign currency exchange rates	0.6
Balance at March 31, 2022	$115.8

Note 10. Segment Information
We adopted a new management structure effective October 1, 2021 which resulted in a change to our reportable segments. Prior period information has been recast to conform to the current presentation. The recasting has no effect on our previously reported consolidated balance sheets, consolidated statements of operations, or consolidated statements of cash flows. The two newly named business units and reportable segments are Water Flow Solutions and Water Management Solutions. Water Flow Solutions’ product portfolio includes iron gate valves, specialty valves and service brass products. Water Management Solutions’ product and service portfolio includes fire hydrants, repair and installation, natural gas, metering, leak detection, pressure control and software products. Summarized financial information for our segments is presented below.

	Three months ended		Six months ended
	March 31,		March 31,
	2022	2021	2022	2021

	(in millions)
Net sales, excluding intercompany:
Water Flow Solutions	$183.9	$147.1	$338.8	$275.9
Water Management Solutions	126.6	120.4	244.0	229.0
	$310.5	$267.5	$582.8	$504.9
Operating income (loss):
Water Flow Solutions	$35.4	$29.7	$66.7	$52.8
Water Management Solutions	11.7	18.3	23.2	35.3
Corporate	(12.9)	(14.6)	(26.8)	(26.9)
	$34.2	$33.4	$63.1	$61.2
Depreciation and amortization:
Water Flow Solutions	$7.5	$7.5	$14.9	$14.9
Water Management Solutions	7.3	7.2	15.0	14.4
Corporate	—	—	0.1	0.1
	$14.8	$14.7	$30.0	$29.4
Strategic reorganization and other charges:
Water Flow Solutions	$—	$—	$—	$0.1
Water Management Solutions	0.1	(0.7)	0.1	(0.7)
Corporate	0.5	1.5	2.9	2.8
	$0.6	$0.8	$3.0	$2.2
Capital expenditures:
Water Flow Solutions	$12.1	$13.8	$21.5	$26.1
Water Management Solutions	2.9	1.7	4.5	4.9
Corporate	—	—	—	0.1
	$15.0	$15.5	$26.0	$31.1
Water Flow Solutions disaggregated net revenue:
Central	$50.7	$38.4	$91.2	$73.4
Northeast	31.1	22.4	61.1	47.3
Southeast	40.7	29.9	78.0	53.0
West	45.8	43.4	83.9	79.7
United States	168.3	134.1	314.2	253.4
Canada	14.0	11.1	21.9	16.8
Other international locations	1.6	1.9	2.7	5.7
	$183.9	$147.1	$338.8	$275.9
Water Management Solutions disaggregated net revenue:
Central	$34.6	$32.3	$63.4	$59.2
Northeast	28.4	24.2	52.7	48.6
Southeast	26.3	24.7	51.8	47.5
West	22.3	23.1	47.0	45.2
United States	111.6	104.3	214.9	200.5
Canada	8.7	9.4	16.3	16.1
Other international locations	6.3	6.7	12.8	12.4
	$126.6	$120.4	$244.0	$229.0

Note 11. Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) is as follows:

	Pension, net of tax	Foreign currency translation	Total

	(in millions)
Balance at September 30, 2021	$(22.2)	$17.2	$(5.0)
Current period other comprehensive income	0.7	2.1	$2.8
Balance at March 31, 2022	$(21.5)	$19.3	$(2.2)

Note 12. Commitments and Contingencies
We are involved in various legal proceedings that have arisen in the normal course of operations, including the proceedings summarized below. We provide for costs relating to these matters when a loss is probable and the amount is reasonably estimable. Legal costs related to these matters are expensed as incurred. The effect of the outcome of these matters on our financial statements cannot be predicted with certainty as any such effect depends on the amount and timing of the resolution of such matters. Other than the litigation described below, we do not believe that any of our outstanding litigation would have a materially adverse effect on our financial position, results of operations, cash flows or liquidity.
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
The purchaser of U.S. Pipe has been identified as a “potentially responsible party” (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act in connection with a former manufacturing facility operated by U.S. Pipe that was in the vicinity of a proposed Superfund site located in North Birmingham, Alabama. Under the terms of the acquisition agreement relating to our sale of U.S. Pipe, we agreed to indemnify the purchaser for certain environmental liabilities, including those arising out of the former manufacturing site in North Birmingham. Accordingly, the purchaser tendered the matter to us for indemnification, which we accepted. Ultimate liability for the site will depend on many factors that have not yet been determined, including the determination of the Environmental Protection Agency’s remediation costs, the number and financial viability of the other PRPs (there are four other PRPs currently) and the determination of the final allocation of the costs among the PRPs. Since the amounts of such costs cannot be reasonably estimated at this time, no amounts have been accrued for this matter at March 31, 2022.

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
Note 13. Subsequent Events
On April 22, 2022, our Board of Directors declared a dividend of $0.058 per share on our common stock, payable on or about May 20, 2022 to stockholders of record at the close of business on May 10, 2022.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto that appear elsewhere in this report. This report contains certain statements that may be deemed “forward-looking statements” within the meaning of the federal securities laws. All statements that address activities, events or developments that the Company intends, expects, plans, projects, believes or anticipates will or may occur in the future are forward-looking statements, including, without limitation, statements regarding outlooks, projections, forecasts, trend descriptions, environmental/sustainability plans, go-to-market strategies, operational excellence, acceleration of new product development, financial or operating performance, litigation outcomes, capital allocation and growth strategy plans, restructuring efficiencies and projected warranty charges. Forward-looking statements are based on certain assumptions and assessments made by the Company in light of the Company’s experience and perception of historical trends, current conditions and expected future developments.
Actual results and the timing of events may differ materially from those contemplated by the forward-looking statements due to a number of factors, including the future impact of the COVID-19 pandemic on the Company’s operations and results, including effects on the financial health of customers (including collections); logistical challenges and supply chain disruptions related to the COVID-19 pandemic, geopolitical conditions, or other events; an inability to realize the anticipated benefits from our operational initiatives, including our large capital investments in Chattanooga and Kimball, Tennessee and Decatur, Illinois, plant closures, and our reorganization and related strategic realignment activities; an inability to attract or retain a skilled and diverse workforce, increased competition related to the workforce and labor markets; an inability to protect the Company’s information systems against service interruption, misappropriation of data or breaches of security; failure to comply with personal data protection and privacy laws; cyclical and changing demand in core markets such as municipal spending, construction, and natural gas distribution; government monetary or fiscal policies; the impact of adverse weather conditions; the impact of manufacturing and product performance; the impact of wage, commodity and materials price inflation; the impact of warranty claims; an inability to successfully resolve significant legal proceedings or government investigations; compliance with environmental, trade and anti-corruption laws and regulations; climate change and legal or regulatory responses thereto; changing regulatory, trade and tariff conditions; the failure to integrate and/or realize any of the anticipated benefits of recent acquisitions or divestitures; an inability to achieve some or all of our Environmental, Social and Governance goals; and other factors that are described in the section entitled “RISK FACTORS” in Item 1A of the Company’s most recent Annual Report on Form 10-K and later filings on Form 10-Q.

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
We expect the operating environment during fiscal year 2022 to be very challenging as a result of the uncertainty around the depth and duration of the pandemic which has accelerated and may continue to accelerate, inflation, labor availability and global supply chain disruptions. We anticipate that growth in the residential construction end market will help offset anticipated challenges in the project-related portion of the municipal market. In April 2022, Blue Chip Economic Indicators forecasted housing growth of 3% for calendar 2022 as compared with the prior year on continued robust demand for housing and low inventories.
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
Results of Operations
Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

	Three months ended March 31, 2022
	Water Flow Solutions	Water Management Solutions	Corporate	Total

	(in millions)
Net sales	$183.9	$126.6	$—	$310.5
Gross profit	57.0	35.8	—	$92.8
Operating expenses:
Selling, general and administrative	21.6	24.0	12.4	58.0
Strategic reorganization and other charges	—	0.1	0.5	0.6
Total operating expenses	21.6	24.1	12.9	58.6
Operating income (loss)	$35.4	$11.7	$(12.9)	34.2
Non-operating expenses:
Pension benefit other than service				(1.0)
Interest expense, net				4.5
Income before income taxes				30.7
Income tax expense				7.1
Net income				$23.6

	Three months ended March 31, 2021
	Water Flow Solutions	Water Management Solutions	Corporate	Total

	(in millions)
Net sales	$147.1	$120.4	$—	$267.5
Gross profit	49.3	39.1	—	$88.4
Operating expenses:
Selling, general and administrative	19.6	21.5	13.1	54.2
Strategic reorganization and other (credits) charges	—	(0.7)	1.5	0.8
Total operating expenses	19.6	20.8	14.6	55.0
Operating income (loss)	$29.7	$18.3	$(14.6)	33.4
Pension benefit other than service				(0.8)
Interest expense, net				6.1
Income before income taxes				28.1
Income tax expense				7.2
Net income				$20.9
Consolidated Analysis
Net sales in the three months ended March 31, 2022 increased $43.0 million or 16.1% to $310.5 million as compared with $267.5 million in the prior period primarily as a result of higher pricing across most of our product lines and increased shipment volumes. In the prior year quarter, net sales benefited as a result of $6.0 million of additional Krausz sales from the elimination of the one-month reporting lag.
Gross profit in the three months ended March 31, 2022 increased $4.4 million to $92.8 million from $88.4 million in the prior year period, primarily as a result of higher pricing across most of our product lines, and increased shipment volumes which were partially offset by higher costs of sales associated with inflation, and unfavorable manufacturing performance. Gross margin was 29.9% in the three months ended March 31, 2022 as compared with 33.0% in the prior year period.
Selling, general and administrative expenses (“SG&A”) in the three months ended March 31, 2022 increased to $58.0 million from $54.2 million in the prior year period primarily as a result of inflation, higher travel and trade show expenditures, investments in engineering and information technology, and the inclusion of i2O. SG&A as a percentage of net sales was 18.7% and 20.3% for the three months ended March 31, 2022 and March 31, 2021, respectively.

Strategic reorganization and other charges in the three months ended March 31, 2022 were $0.6 million which primarily consisted of restructuring expenses including costs associated with the closures of our facilities in Aurora, Illinois, and Surrey, British Columbia, Canada. Strategic reorganization and other charges for the three months ended March 31, 2021 were $0.8 million, which primarily consisted of termination benefits associated with the announced closures of our facilities in Aurora, Illinois and Surrey, British Columbia, Canada, as well as legal and professional service expenses, partially offset by a one-time settlement gain in connection with an indemnification from a previously owned property.

Interest expense, net declined $1.6 million in the three months ended March 31, 2022 as compared with the prior year period primarily as a result of the refinancing of our 5.5% Senior Unsecured Notes (“5.5% Senior Notes”) with the 4.0% Senior Notes on May 28, 2021. The components of net interest expense are provided below.

	Three months ended
	March 31,
	2022	2021

	(in millions)
5.5% Senior Notes	$—	$6.2
4.0% Senior Notes	4.5	—
Deferred financing costs amortization	0.3	0.3
ABL Agreement	0.2	0.2
Capitalized interest	(0.6)	(0.6)
Other interest cost	0.2	0.1
Total interest expense	4.6	6.2
Interest income	(0.1)	(0.1)
Interest expense, net	$4.5	$6.1

The reconciliation between the U.S. federal statutory income tax rate and the effective income tax rate is presented below.

	Three months ended
	March 31,
	2022	2021
U.S. federal statutory income tax rate	21.0%	21.0%
Adjustments to reconcile to the effective tax rate:
State income taxes, net of federal benefit	3.6	4.2
Excess tax benefits related to stock-based compensation	—	(0.3)
Tax credits	(1.3)	(1.1)
Global Intangible Low-taxed Income	0.8	0.6
Foreign income tax rate differential	(1.4)	(0.3)
Valuation allowances	(0.3)	(0.6)
Other	0.7	2.1
Effective income tax rate	23.1%	25.6%

Segment Analysis
Water Flow Solutions
Net sales in the three months ended March 31, 2022 increased 25.0% to $183.9 million as compared with $147.1 million in the prior year period primarily as a result of increased shipment volumes and higher pricing across most of the segment’s product lines.
Gross profit in the three months ended March 31, 2022 increased 15.6% to $57.0 million from $49.3 million in the prior year period primarily as a result of higher pricing and increased shipment volumes, partially offset by higher costs associated with inflation and unfavorable manufacturing performance. Gross margin was 31.0% in the three months ended March 31, 2022 and 33.5% in the prior year period.
SG&A in the three months ended March 31, 2022 increased to $21.6 million from $19.6 million in the prior year period primarily as a result of investments in engineering and information technology, increased travel and trade show expenditures, and inflation. SG&A as a percentage of net sales was 11.7% and 13.3% in the three months ended March 31, 2022 and 2021, respectively.
Water Management Solutions
Net sales in the three months ended March 31, 2022 increased 5.1% to $126.6 million as compared with $120.4 million in the prior year period, primarily as a result of higher pricing and increased shipment volumes across most of the segment’s product lines as well as the acquisition of i2O Water. Net sales in the three months ended March 31, 2021 benefited by $6.0 million as a result of the elimination of the one-month reporting lag for Krausz.
Gross profit in the three months ended March 31, 2022 was $35.8 million as compared with $39.1 million in the prior year period. Gross margin declined to 28.3% in the three months ended March 31, 2022 as compared with 32.5% in the prior year period primarily as a result of unfavorable manufacturing performance, and higher cost of sales associated with inflation, which were only partially offset by higher pricing and increased shipment volumes.
SG&A increased to $24.0 million from $21.5 million in the prior year period primarily as a result of investments in engineering and information technology, the inclusion of i2O Water, inflation, and increased travel and trade show expenditures. SG&A as a percentage of net sales was 19.0% and 17.9% in the three months ended March 31, 2022 and 2021, respectively.
Corporate
SG&A decreased to $12.4 million in the three months ended March 31, 2022 as compared with $13.1 million in the three months ended March 31, 2021 primarily as a result of decreased personnel-related expenses and outside services.

Six Months Ended March 31, 2022 Compared to Six Months Ended March 31, 2021

	Six months ended March 31, 2022
	Water Flow Solutions	Water Management Solutions	Corporate	Total

	(in millions)
Net sales	$338.8	$244.0	$—	$582.8
Gross profit	109.1	71.3	—	$180.4
Operating expenses:
Selling, general and administrative	42.4	48.0	23.9	114.3
Strategic reorganization and other charges	—	0.1	2.9	3.0
Total operating expenses	42.4	48.1	26.8	117.3
Operating income (loss)	$66.7	$23.2	$(26.8)	63.1
Non-operating expenses:
Pension benefit other than service				(2.0)
Interest expense, net				8.8
Income before income taxes				56.3
Income tax expense				13.3
Net income				$43.0

	Six months ended March 31, 2021
	Water Flow Solutions	Water Management Solutions	Corporate	Total

	(in millions)
Net sales	$275.9	$229.0	$—	$504.9
Gross profit	91.2	75.6	—	$166.8
Operating expenses:
Selling, general and administrative	38.3	41.0	24.1	103.4
Strategic reorganization and other charges (credits)	0.1	(0.7)	2.8	2.2
Total operating expenses	38.4	40.3	26.9	105.6
Operating income (loss)	$52.8	$35.3	$(26.9)	61.2
Pension benefit other than service				(1.6)
Interest expense, net				12.2
Income before income taxes				50.6
Income tax expense				13.0
Net income				$37.6

Consolidated Analysis
Net sales in the six months ended March 31, 2022 increased $77.9 million or 15.4% to $582.8 million as compared with $504.9 million in the prior period primarily as a result of increased shipment volumes and higher pricing across most of our product lines. Net sales in the six months ended March 31, 2021 benefited by $6.0 million as a result of the elimination of the one-month reporting lag for Krausz.
Gross profit in the six months ended March 31, 2022 increased $13.6 million to $180.4 million from $166.8 million in the prior year period, primarily as a result of higher pricing and increased shipment volumes which were partially offset by higher costs of sales associated with inflation, unfavorable manufacturing performance including labor challenges, and supply chain disruptions. Gross margin was 31.0% in the six months ended March 31, 2022 as compared with 33.0% in the prior year period.

SG&A in the six months ended March 31, 2022 increased to $114.3 million from $103.4 million in the prior year period primarily as a result of higher travel and trade show expenditures, inflation, investments in engineering and information technology and the inclusion of i2O Water. SG&A as a percentage of net sales was 19.6% and 20.5% for the six months ended March 31, 2022 and 2021, respectively.

Strategic reorganization and other charges in the six months ended March 31, 2022 were $3.0 million which primarily consisted of expenses associated with the Albertville tragedy, and our ongoing restructuring activities. Strategic reorganization and other charges in the six months ended March 31, 2021 were $2.2 million and primarily related to restructuring activities, and legal and professional service expenses, partially offset by a one-time settlement gain in connection with an indemnification of a previously owned property.
Interest expense, net declined $3.4 million in the six months ended March 31, 2022 as compared with the prior year period primarily as a result of the refinancing of our 5.5% Senior Notes with the 4.0% Senior Notes on May 28, 2021. The components of net interest expense are provided below.

	Six months ended
	March 31,
	2022	2021

	(in millions)
5.5% Senior Notes	$—	$12.4
4.0% Senior Notes	9.0	—
Deferred financing costs amortization	0.5	0.6
ABL Agreement	0.4	0.4
Capitalized interest	(1.2)	(1.1)
Other interest cost	0.3	0.2
Total interest expense	9.0	12.5
Interest income	(0.2)	(0.3)
Interest expense, net	$8.8	$12.2

The reconciliation between the U.S. federal statutory income tax rate and the effective income tax rate is presented below.

	Six months ended
	March 31,
	2022	2021
U.S. federal statutory income tax rate	21.0%	21.0%
Adjustments to reconcile to the effective tax rate:
State income taxes, net of federal benefit	3.6	4.2
Excess tax benefits related to stock-based compensation	(0.2)	(0.2)
Tax credits	(1.3)	(1.1)
Global Intangible Low-taxed Income	0.8	0.6
Foreign income tax rate differential	(1.4)	(0.3)
Valuation allowances	0.2	(0.2)
Other	0.9	1.7
Effective income tax rate	23.6%	25.7%

Segment Analysis
Water Flow Solutions
Net sales in the six months ended March 31, 2022 increased 22.8% to $338.8 million as compared with $275.9 million in the prior year period primarily as a result of increased shipment volumes and higher pricing across most of the segment’s product lines.

Gross profit in the six months ended March 31, 2022 increased 19.6% to $109.1 million from $91.2 million in the prior year period primarily as a result of higher pricing and increased shipment volumes, partially offset by higher costs associated with inflation and unfavorable manufacturing performance. Gross margin was 32.2% in the six months ended March 31, 2022 and 33.1% in the prior year period.
SG&A in the six months ended March 31, 2022 increased to $42.4 million from $38.3 million in the prior year period primarily as a result of increased travel and trade show expenditures, inflation, and investments in engineering and information technology. SG&A as a percentage of net sales was 12.5% and 13.9% in the six months ended March 31, 2022 and 2021, respectively.
Water Management Solutions
Net sales in the six months ended March 31, 2022 increased 6.6% to $244.0 million as compared with $229.0 million in the prior year period, primarily as a result of higher pricing across most of the segment’s product lines and increased shipment volumes. Net sales in the six months ended March 31, 2021 benefited by $6.0 million as a result of the elimination of the one-month reporting lag for Krausz.
Gross profit in the six months ended March 31, 2022 was $71.3 million as compared with $75.6 million in the prior year period. Gross margin decreased to 29.2% in the six months ended March 31, 2022 as compared with 33.0% in the prior year period primarily as a result of higher cost of sales associated with inflation and unfavorable manufacturing performance which were partially offset by higher pricing and increased shipment volumes.
SG&A increased to $48.0 million from $41.0 million in the prior year period primarily as a result of investments in engineering, the inclusion of i2O Water, inflation, and increased travel and trade show expenditures. SG&A as a percentage of net sales was 19.7% and 17.9% in the six months ended March 31, 2022 and 2021, respectively.
Corporate
SG&A decreased to $23.9 million in the six months ended March 31, 2022 as compared with $24.1 million in the six months ended March 31, 2021 primarily as a result of lower personnel-related expenses partially offset by inflation.
Liquidity and Capital Resources
We had cash and cash equivalents on hand of $164.1 million at March 31, 2022 and $160.1 million of additional borrowing capacity under our ABL Agreement based on March 31, 2022 data. Undistributed earnings from our subsidiaries in Canada, China, and Israel are considered to be permanently invested outside the United States. At March 31, 2022, cash and cash equivalents included $43.1 million, $11.3 million, and $4.6 million in Israel, Canada, and China, respectively.
We declared a quarterly dividend of $0.058 per share on April 22, 2022, payable on or about May 20, 2022 to holders of record as of May 10, 2022, which will result in an estimated $9.2 million cash outlay.
We repurchased $20.0 million of our outstanding common stock during the six months ended March 31, 2022 and had $115.0 million remaining of our share repurchase authorization.
The ABL Agreement and 4.0% Senior Notes contain customary representations and warranties, covenants and provisions governing an event of default.  The covenants restrict our ability to engage in certain specified activities, including but not limited to the payment of dividends and the redemption of our common stock.
Collections from customers were higher during the six months ended March 31, 2022 as compared with the prior year period primarily as a result of net sales growth between the periods. Inventory purchases increased during the six months ended March 31, 2022 as compared with the six months ended March 31, 2021 as a result of inflation, increased sales volume and supply change management. Other current liabilities and other noncurrent liabilities decreased as a result of employee incentive payouts, income tax payments, the repayment of the CARES Act employer payroll tax deferral and the payment of customer rebates.

Capital expenditures were $26.0 million in the six months ended March 31, 2022 as compared with $31.1 million in the prior year period. Capital expenditures decreased primarily as a result of lower expenditures associated with the new Decatur foundry as compared with the prior year period. For fiscal year 2022, we have provided guidance that our capital expenditures are expected to be between $70.0 million and $75.0 million.

We anticipate that our existing cash, cash equivalents and borrowing capacity combined with our expected operating cash flows will be sufficient to meet our anticipated operating expenses, income tax payments, capital expenditures and debt service obligations as they become due through March 31, 2023.
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
ABL Agreement
At March 31, 2022, the ABL Agreement consisted of a $175.0 million revolving credit facility which includes up to $25.0 million of swing line loans and may have up to $60.0 million of letters of credit. The ABL Agreement permits us to increase the size of the credit facility by an additional $150.0 million in certain circumstances subject to adequate borrowing base availability.
Borrowings under the ABL Agreement bear interest at a floating rate equal to LIBOR, plus an applicable margin ranging from 200 to 225 basis points, or a base rate, as defined in the ABL Agreement, plus an applicable margin ranging from 100 to 125 basis points. At March 31, 2022, the applicable margin for LIBOR was 200 basis points and for base rate loans was 100 basis points.
The ABL Agreement is subject to mandatory prepayments if total outstanding borrowings under the ABL Agreement are greater than the aggregate commitments under the revolving credit facility or if we dispose of overdue accounts receivable in certain circumstances. The borrowing base under the ABL Agreement is equal to the sum of (a) 85% of the value of eligible accounts receivable and (b) the lesser of (i) 70% of the value of eligible inventories or (ii) 85% of the net orderly liquidation value of eligible inventory, less certain reserves. Prepayments can be made at any time with no penalty.
Substantially all of our U.S. subsidiaries are borrowers under the ABL Agreement and are jointly and severally liable for any outstanding borrowings. Our obligations under the ABL Agreement are secured by a first-priority perfected lien on all of our U.S. inventories, accounts receivable, certain cash and other related items.
The ABL Agreement terminates on July 29, 2025 and includes a commitment fee for any unused borrowing capacity of 37.5 basis points per annum. Borrowings are not subject to any financial maintenance covenants unless excess availability is less than the greater of $17.5 million or 10% of the Loan Cap as defined in the ABL Agreement. Excess availability based on March 31, 2022 data was $160.1 million, as reduced by $14.7 million of outstanding letters of credit and $0.2 million of accrued fees and expenses.
4.0% Senior Unsecured Notes
On May 28, 2021, we privately issued $450.0 million of 4.0% Senior Unsecured Notes (“4.0% Senior Notes”), which mature on June 15, 2029 and bear interest at 4.0%, paid semi-annually in June and December. We capitalized $5.5 million of financing costs, which are being amortized over the term of the 4.0% Senior Notes using the effective interest method. Proceeds from the 4.0% Senior Notes, along with cash on hand were used to redeem previously existing 5.5% Senior Notes. Substantially all of our U.S. subsidiaries guarantee the 4.0% Senior Notes, which are subordinate to borrowings under our ABL Agreement. Based on quoted market prices the outstanding 4.0% Senior Notes had a fair value of $426.0 million at March 31, 2022.
An indenture governing the 4.0% Senior Notes (“Indenture”) contains customary covenants and events of default, including covenants that limit our ability to incur certain debt and liens. There are no financial maintenance covenants associated with the Indenture. We believe we were in compliance with these covenants at March 31, 2022.
As set forth in the Indenture, we may redeem some or all of the 4.0% Senior Notes at any time prior to June 15, 2024 at certain “make-whole” redemption prices and on or after June 15, 2024 at specified redemption prices. Additionally, we may redeem up to 40% of the aggregate principal amount of the 4.0% Senior Notes at any time prior to June 15, 2024 with the net proceeds of specified equity offerings at specified redemption prices. Upon a change in control, we would be required to offer to purchase the 4.0% Senior Notes at a price equal to 101% of the outstanding principal amount of the 4.0% Senior Notes.

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

	Moody’s		Standard & Poor’s
	March 31,	September 30,	March 31,	September 30,
	2022	2021	2022	2021
Corporate credit rating	Ba1	Ba1	BB	BB
ABL Agreement	Not rated	Not rated	Not rated	Not rated
4.0% Senior Notes	Ba1	Ba1	BB	BB
Outlook	Stable	Stable	Stable	Stable

Material Cash Requirements

We enter into a variety of contractual obligations as part of our normal operations in addition to capital expenditures. As of March 31, 2022, we have (i) debt obligations related to our $450.0 million 4.0% Senior Notes which mature in 2029 and include cash interest payments of $18.9 million in 2022 and $18.0 million annually thereafter through 2029, (ii) cash obligations of $35.7 million for operating leases through 2033 and $2.2 million for finance leases through 2026, and (iii) purchase obligations for raw materials and other parts of approximately $148.2 million which we expect to incur during the next 12 months. We expect to fund these cash requirements from cash on hand and cash generated from operations.

Off-Balance Sheet Arrangements
We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose” entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, at March 31, 2022 we did not have any undisclosed borrowings, debt, derivative contracts or synthetic leases. Therefore, we were not exposed to any financing, liquidity, market or credit risk that could have arisen had we engaged in such relationships.
We use letters of credit and surety bonds in the ordinary course of business to ensure the performance of contractual obligations. At March 31, 2022, we had $14.7 million of letters of credit and $34.0 million of surety bonds outstanding.
Seasonality
Our business is seasonal as a result of the impact of cold weather conditions. Net sales and operating income historically have been lowest in the three month periods ending December 31 and March 31 when the northern United States and all of Canada generally face weather conditions that restrict significant construction activity.
Item 4.    CONTROLS AND PROCEDURES
There have been no changes in our internal control over financial reporting which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended March 31, 2022.
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
Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the six months ended March 31, 2022, 131,887 shares were surrendered to us to pay the tax withholding obligations of participants in connection with the vesting of restricted stock units.

We repurchased 1,408,274 shares of our common stock during the six months ended March 31, 2022 for $20.0 million under our share repurchase authorization, and we had $115.0 million remaining under this authorization.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs (in millions)
October 1-31, 2021	—	$—	—	$135.0
November 1-30, 2021	618,216	$14.56	606,400	126.2
December 1-31, 2021	914,033	$13.89	801,874	115.0
January 1-31, 2022	329	$13.93	—	115.0
February 1-28, 2022	7,583	$13.93	—	115.0
March 1-31, 2022	—	$—	—	115.0
Total	1,540,161	$14.16	1,408,274

Item 6.     EXHIBITS

Exhibit No.	Document
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in XBRL (Extensible Business Reporting Language), (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Other Comprehensive Loss, (iv) the Condensed Consolidated Statements of Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements.

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

MUELLER WATER PRODUCTS, INC.
Date:	May 3, 2022	By:	/s/ Suzanne G. Smith
Suzanne G. Smith
Chief Accounting Officer