Form 10-Q
period 2022-06-30
Mueller Water Products, Inc.
filed 2022-08-05
CIK 1350593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-32892
MUELLER WATER PRODUCTS, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-3547095
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
1200 Abernathy Road N.E.
Suite 1200
Atlanta, GA 30328
(Address of principal executive offices)
(770) 206-4200
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01	MWA	New York Stock Exchange
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
There were 156,653,587 shares of common stock of the registrant outstanding at July 29, 2022.

PART I
Item 1.     FINANCIAL STATEMENTS
MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	September 30,
	2022	2021

	(in millions, except share amounts)
Assets:
Cash and cash equivalents	$154.9	$227.5
Receivables, net of allowance for credit losses of $4.8 million and $3.5 million	221.9	212.2
Inventories, net	250.9	184.7
Other current assets	31.4	29.3
Total current assets	659.1	653.7
Property, plant and equipment, net	293.0	283.4
Intangible assets, net	369.4	392.5
Goodwill	108.6	115.1
Other noncurrent assets	79.5	73.3
Total assets	$1,509.6	$1,518.0

Liabilities and stockholders’ equity:
Current portion of long-term debt	$0.9	$1.0
Accounts payable	97.9	92.0
Other current liabilities	103.5	127.1
Total current liabilities	202.3	220.1
Long-term debt	446.1	445.9
Deferred income taxes	96.8	95.1
Other noncurrent liabilities	60.6	62.0
Total liabilities	805.8	823.1

Commitments and contingencies (Note 12.)

Common stock: 600,000,000 shares authorized; 156,612,167 and 157,955,433 shares outstanding at June 30, 2022, and September 30, 2021, respectively	1.6	1.6
Additional paid-in capital	1,296.1	1,342.2
Accumulated deficit	(574.4)	(643.9)
Accumulated other comprehensive loss	(19.5)	(5.0)
Total stockholders’ equity	703.8	694.9
Total liabilities and stockholders’ equity	$1,509.6	$1,518.0

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended		Nine months ended
	June 30,		June 30,
	2022	2021	2022	2021

	(in millions, except per share amounts)
Net sales	$333.2	$310.5	$916.0	$815.4
Cost of sales	234.9	205.1	637.3	543.2
Gross profit	98.3	105.4	278.7	272.2
Operating expenses:
Selling, general and administrative	60.8	58.8	175.1	162.2
Strategic reorganization and other charges	0.6	3.9	3.6	6.1
Total operating expenses	61.4	62.7	178.7	168.3
Operating income	36.9	42.7	100.0	103.9
Other expenses (income):
Pension benefit other than service	(0.9)	(0.8)	(2.9)	(2.4)
Interest expense, net	4.2	6.8	13.0	19.0
Loss on early extinguishment of debt	—	16.7	—	16.7
Net other expenses	3.3	22.7	10.1	33.3
Income before income taxes	33.6	20.0	89.9	70.6
Income tax expense	7.1	5.6	20.4	18.6
Net income	$26.5	$14.4	$69.5	$52.0

Net income per share:
Basic	$0.17	$0.09	$0.44	$0.33
Diluted	$0.17	$0.09	$0.44	$0.33

Weighted average shares outstanding:
Basic	157.0	158.5	157.6	158.4
Diluted	157.6	159.3	158.3	159.0

Dividends declared per share	$0.058	$0.055	$0.174	$0.165

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three months ended		Nine months ended
	June 30,		June 30,
	2022	2021	2022	2021

	(in millions)
Net income	$26.5	$14.4	$69.5	$52.0
Other comprehensive (loss) income:
Pension	0.5	0.7	1.3	1.9
Income tax effects	(0.2)	(0.2)	(0.3)	(0.5)
Foreign currency translation	(17.6)	4.4	(15.5)	8.5
Total other comprehensive (loss) income, net	(17.3)	4.9	(14.5)	9.9
Comprehensive income	$9.2	$19.3	$55.0	$61.9

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	Three months ended		Nine months ended
	June 30,		June 30,
	2022	2021	2022	2021

	(in millions)
Common stock
Balance, beginning of period	$1.6	$1.6	$1.6	$1.6
Change in common stock at par value	—	—	—	—
Balance, end of period	1.6	1.6	1.6	1.6

Additional paid-in capital
Balance, beginning of period	1,307.6	1,364.2	1,342.2	1,378.0
Dividends declared	(9.1)	(8.7)	(27.4)	(26.1)
Shares retained for employee taxes	(0.1)	—	(1.9)	(1.0)
Shares repurchased under buyback program	(5.0)	—	(25.0)	—
Stock-based compensation	2.2	2.7	6.6	6.3
Stock issued under stock compensation plan	0.5	0.5	1.6	1.5
Balance, end of period	1,296.1	1,358.7	1,296.1	1,358.7

Accumulated deficit
Balance, beginning of period	(600.9)	(676.7)	(643.9)	(714.2)
Net income	26.5	14.4	69.5	52.0
Cumulative effect of accounting change	—	—	—	(0.1)
Balance, end of period	(574.4)	(662.3)	(574.4)	(662.3)

Accumulated other comprehensive income (loss)
Balance, beginning of period	(2.2)	(19.7)	(5.0)	(24.7)
Other comprehensive income	(17.3)	4.9	(14.5)	9.9
Balance, end of period	(19.5)	(14.8)	(19.5)	(14.8)

Total stockholders' equity	$703.8	$683.2	$703.8	$683.2

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended
	June 30,
	2022	2021

	(in millions)
Operating activities:
Net income	$69.5	$52.0
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisition:
Depreciation	23.8	23.4
Amortization	21.1	21.2
Loss on early extinguishment of debt	—	16.7
Stock-based compensation	6.6	6.3
Pension benefit	(1.9)	(1.4)
Deferred income taxes	1.8	0.9
Inventory reserves provision	3.9	6.8
Other, net	0.7	1.2
Changes in assets and liabilities, net of acquisition:
Receivables, net	(10.6)	(18.1)
Inventories	(71.3)	(19.1)
Other assets	(5.5)	0.3
Accounts payable	6.7	18.1
Other current liabilities	(23.1)	11.3
Other noncurrent liabilities	(1.2)	3.7
Net cash provided by operating activities	20.5	123.3
Investing activities:
Capital expenditures	(36.7)	(46.1)
Acquisition, net of cash acquired	0.2	(19.7)
Proceeds from sales of assets	—	0.4
Net cash used in investing activities	(36.5)	(65.4)
Financing activities:
Issuance of debt	—	450.0
Repayment of debt	—	(462.4)
Dividends paid	(27.4)	(26.1)
Employee taxes related to stock-based compensation	(1.9)	(1.0)
Common stock issued	1.6	1.5
Deferred financing costs paid	—	(6.0)
Common stock repurchased under buyback program	(25.0)	—
Proceeds from financing transaction	—	3.9
Financing leases	(0.4)	(0.5)
Net cash used in financing activities	(53.1)	(40.6)
Effect of currency exchange rate changes on cash	(3.5)	2.4
Net change in cash and cash equivalents	(72.6)	19.7
Cash and cash equivalents at beginning of period	227.5	208.9
Cash and cash equivalents at end of period	$154.9	$228.6
The accompanying notes are an integral part of the condensed consolidated financial statements.

	Nine months ended
	June 30,
	2022	2021

	(in millions)
Supplemental cash flow information:
Cash paid for interest, net	$19.3	$25.2
Cash paid for income taxes	22.2	12.6
The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2022
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

In December 2019, the FASB issued Accounting Standards Update (“ASU”) No. 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”). ASU 2019-12 simplifies the accounting for income taxes by clarifying and amending existing guidance related to the recognition of franchise tax, the evaluation of a step up in the tax basis of goodwill, and the effects of enacted changes in tax laws or rates in the effective tax rate computation, among other clarifications. ASU 2019-12 was effective for public business entities for fiscal years beginning after December 15, 2020, including interim periods within that fiscal year, with early adoption permitted. We adopted this standard on October 1, 2021 and there was no material impact to our financial statements.
In March 2020, the FASB issued ASU No. 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting" (“ASU 2020-04”). This guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference the London Inter Bank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued due to reference rate reform. ASU 2020-04 is effective from March 12, 2020, but may be adopted prospectively from a date within an interim period subsequent to March 12, 2020. We evaluated our contracts and the optional expedients provided by ASU 2020-04. We adopted this standard on October 1, 2021 and there was no material impact to our financial statements.
Restructuring
Since November 2019, we have announced the purchase and closure of several facilities. We purchased a new facility in Kimball, Tennessee to support and enhance our investment in our Chattanooga, Tennessee large casting foundry and closed our facilities in Hammond, Indiana, Woodland, Washington and Surrey, British Columbia, Canada. We also announced the closure of our facility in Aurora, Illinois which we expect to complete substantially by the end of fiscal 2022. The majority of the activities from these facilities have been transferred to our Kimball, Tennessee facility. In connection with these reorganizations, we recognized certain restructuring costs. Activity in accrued restructuring, reported as part of Other current liabilities, is presented below.

	Nine months ended
	June 30,
	2022	2021

	(in millions)
Beginning balance	$3.1	$2.8
Amounts accrued	0.4	2.0
Amounts paid	(3.0)	(2.2)
Ending balance	$0.5	$2.6

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
The table below represents the balances of our customer receivables and deferred revenue.

	June 30,	September 30,
	2022	2021

	(in millions)
Billed receivables	$224.3	$213.4
Unbilled receivables	2.4	2.3
Gross customer receivables	226.7	215.7
Allowance for credit losses	(4.8)	(3.5)
Receivables, net	$221.9	$212.2

Deferred revenue	$8.2	$5.4
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
Note 4. Income Taxes
The reconciliation between the U.S. federal statutory income tax rate and the effective income tax rate is presented below.

	Three months ended		Nine months ended
	June 30,		June 30,
	2022	2021	2022	2021
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%	21.0%
Adjustments to reconcile to the effective tax rate:
State income taxes, net of federal benefit	3.3	4.2	3.3	4.2
Excess tax benefits related to stock-based compensation	—	—	(0.3)	(0.3)
Tax credits	(3.0)	(1.7)	(3.0)	(1.7)
Global Intangible Low-Taxed Income	1.1	0.5	1.1	0.5
Foreign income tax rate differential	(1.7)	(0.4)	(1.7)	(0.4)
Nondeductible compensation	0.9	0.6	0.9	0.6
Basis difference in foreign investment	(0.1)	1.2	(0.1)	1.2
Valuation allowances	—	—	0.3	0.7
Other	(0.4)	2.6	1.2	0.5
Effective income tax rate	21.1%	28.0%	22.7%	26.3%

At June 30, 2022 and September 30, 2021, the gross liabilities for unrecognized income tax benefits were $4.9 million and $4.8 million, respectively, and are included in Other noncurrent liabilities.
Note 5. Borrowing Arrangements
The components of our long-term debt are as follows:

	June 30,	September 30,
	2022	2021

	(in millions)
4.0% Senior Notes	$450.0	$450.0
Finance leases	1.8	2.2
Total borrowings	451.8	452.2
Less deferred financing costs	(4.8)	(5.3)
Less current portion	(0.9)	(1.0)
Long-term debt	$446.1	$445.9

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

Borrowings under the ABL Agreement bear interest at a floating rate equal to LIBOR plus an applicable margin range of 200 to 225 basis points, or a base rate, as defined in the ABL Agreement, plus an applicable margin range of from 100 to 125 basis points. At June 30, 2022 the applicable margin for LIBOR based loans was 200 basis points and for base rate loans was 100 basis points.
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
The ABL Agreement terminates on July 29, 2025 and includes a commitment fee for any unused borrowing capacity of 37.5 basis points per annum. Borrowings are not subject to any financial maintenance covenants unless excess availability is less than the greater of $17.5 million or 10% of the Loan Cap as defined in the ABL Agreement. Excess availability based on June 30, 2022 data was $160.7 million, as reduced by $14.1 million of outstanding letters of credit and $0.2 million of accrued fees and expenses.
4.0% Senior Unsecured Notes. On May 28, 2021, we privately issued $450.0 million of 4.0% Senior Unsecured Notes (“4.0% Senior Notes”), which mature on June 15, 2029 and bear interest at 4.0%, paid semi-annually in June and December. We capitalized $5.5 million of financing costs which are being amortized over the term of the 4.0% Senior Notes using the effective interest method. Substantially all of our U.S. subsidiaries guarantee the 4.0% Senior Notes that are subordinate to borrowings under our ABL Agreement. Based on quoted market prices that are a Level 1 measurement, the outstanding 4.0% Senior Notes had a fair value of $392.8 million at June 30, 2022.
An indenture governing the 4.0% Senior Notes (“Indenture”) contains customary covenants and events of default, including covenants that limit our ability to incur certain debt and liens. There are no financial maintenance covenants associated with the Indenture. We believe we were in compliance with these covenants at June 30, 2022.
As set forth in the Indenture, we may redeem some or all of the 4.0% Senior Notes at any time prior to June 15, 2024 at certain “make-whole” redemption prices and on or after June 15, 2024 at specified redemption prices. Additionally, we may redeem up to 40% of the aggregate principal amount of the 4.0% Senior Notes at any time prior to June 15, 2024 with the net proceeds of specified equity offerings at specified redemption prices. Upon a change of control, we would be required to offer to purchase the 4.0% Senior Notes at a price equal to 101% of the outstanding principal amount.
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

Note 7. Retirement Plans
The components of net periodic benefit cost for our pension plans are presented below.

	Three months ended		Nine months ended
	June 30,		June 30,
	2022	2021	2022	2021

	(in millions)
Service cost	$0.3	$0.4	$0.9	$1.2
Pension costs (benefits) other than service:
Interest cost	2.5	2.5	7.3	7.5
Expected return on plan assets	(3.8)	(3.9)	(11.4)	(11.7)
Amortization of actuarial net loss	0.4	0.6	1.2	1.8
Pension benefits other than service	(0.9)	(0.8)	(2.9)	(2.4)
Net periodic benefit	$(0.6)	$(0.4)	$(2.0)	$(1.2)

The amortization of actuarial losses, net of tax, is recorded as a component of other comprehensive income (loss).
Note 8. Stock-based Compensation Plans
We grant various forms of stock-based compensation, including market-based restricted stock units (“MRSUs”), restricted stock units, stock options and performance-based restricted stock units (“PRSUs”) under our Amended and Restated 2006 Mueller Water Products, Inc. Stock Incentive Plan (the “2006 Stock Plan”), Phantom Plan instruments under our Mueller Water Products, Inc. 2012 Phantom Plan, and Employee stock purchase plan instruments under our 2006 Employee Stock Purchase Plan. Grants issued during the nine months ended June 30, 2022 are as follows:

	Number granted	Weighted average grant date fair value per instrument	Total grant date fair value (in millions)
Quarter ended December 31, 2021
MRSUs	230,089	$15.76	$3.6
Phantom Plan instruments	199,549	13.64	2.7
Restricted stock units	135,129	13.64	1.8
Non-qualified stock options	457,482	3.43	1.6
PRSUs: 2020 award	57,627	13.81	0.8
Employee stock purchase plan instruments	38,069	3.01	0.1

Quarter ended March 31, 2022
Restricted stock units	88,250	13.03	1.1
Employee stock purchase plan instruments	38,512	3.39	0.1

Quarter ended June 30, 2022
Restricted stock units	4,285	11.66	—
Employee stock purchase plan instruments	40,946	2.94	0.1
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
At June 30, 2022, the outstanding Phantom Plan instruments had a fair value of $11.73 per instrument and our liability for Phantom Plan instruments was $2.5 million and is included within Other current and Other noncurrent liabilities.

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
We did not issue any shares of common stock to settle PRSUs vested during the three months ended June 30, 2022; however, we issued 240,412 shares of common stock to settle PRSUs vested during the nine months ended June 30, 2022. Additionally, we issued 3,716 and 238,811 shares of common stock to settle restricted stock units vested during the three and nine months ended June 30, 2022, respectively. Finally, we issued no shares of common stock to settle stock options exercised during the three months ended June 30, 2022; however, we issued 24,153 shares of common stock to settle stock options exercised during the nine months ended June 30, 2022.
Operating income included stock-based compensation expense of $2.5 million and $3.4 million for the three months ended June 30, 2022 and 2021, respectively. Operating income included stock-based compensation expense of $7.6 million and $8.4 million during the nine months ended June 30, 2022 and 2021, respectively. At June 30, 2022, there was approximately $10.5 million of unrecognized compensation expense related to stock-based compensation arrangements and there were 53,067 PRSUs that have been awarded for the 2022 performance period for which performance goal achievement cannot yet be determined.
We excluded 892,662 and 131,178 stock-based compensation instruments from the calculations of diluted earnings per share in the three months ended June 30, 2022 and 2021, respectively, and 750,343 and 566,666 for the nine months ended June 30, 2022 and 2021, respectively, since their inclusion would have been antidilutive.

Note 9. Supplemental Balance Sheet Information
Selected supplemental asset information is presented below.

	June 30,	September 30,
	2022	2021

	(in millions)
Inventories:
Purchased components and raw material	$154.6	$100.9
Work in process, net	57.1	41.6
Finished goods, net	39.2	42.2
Total inventories	$250.9	$184.7

Other current assets:
Prepaid expenses	$14.9	$12.8
Non-trade receivables	11.3	10.7
Maintenance and repair supplies and tooling	1.8	2.9
Income taxes	0.2	0.2
Workers’compensation reimbursement receivable	1.8	0.8
Other current assets	1.4	1.9
Total other current assets	$31.4	$29.3

Property, plant and equipment:
Land	$5.8	$6.1
Buildings	86.1	84.6
Machinery and equipment	447.8	433.3
Construction in progress	99.2	83.7
Total property, plant and equipment	638.9	607.7
Accumulated depreciation	(345.9)	(324.3)
Property, plant and equipment, net	$293.0	$283.4

Other noncurrent assets:
Operating lease right-of-use assets	$26.5	$27.1
Maintenance and repair supplies and tooling	21.0	19.3
Workers’ compensation reimbursement receivable	5.3	2.7
Pension asset	20.0	16.8
Note receivable	1.8	1.8
Deferred financing fees	1.1	1.3
Other noncurrent assets	3.8	4.3
Total other noncurrent assets	$79.5	$73.3

Selected supplemental liability information is presented below.

	June 30,	September 30,
	2022	2021

	(in millions)
Other current liabilities:
Compensation and benefits	$38.3	$44.6
Customer rebates	13.7	19.6
Warranty accrual	5.9	6.7
Deferred revenue	8.2	5.4
Refund liability	6.7	6.0
Taxes other than income taxes	6.1	4.4
Operating lease liabilities	4.2	4.0
Workers’ compensation accrual	3.6	2.6
CARES Act payroll tax liabilities	3.6	3.6
Restructuring liabilities	0.5	3.1
Environmental liabilities	1.2	1.2
Interest payable	0.8	6.2
Income taxes payable	4.8	8.5
Other current liabilities	5.9	11.2
Total other current liabilities	$103.5	$127.1

Other noncurrent liabilities:
Operating lease liabilities	$23.3	$24.6
Warranty accrual	4.4	3.0
Transition tax liability	4.1	4.7
Uncertain tax position liability	4.9	4.8
NMTC liability	3.9	3.9
Workers’ compensation accrual	10.4	7.9
Asset retirement obligation	3.6	3.6
CARES Act payroll tax liabilities	—	3.6
Deferred development grant	2.5	2.5
Other noncurrent liabilities	3.5	3.4
Total other noncurrent liabilities	$60.6	$62.0

Goodwill
Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis each September 1st and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.
The following table summarizes information concerning our goodwill balance in the nine months ended June 30, 2022, in millions.

Balance at September 30, 2021	$115.1
Acquisition adjustments	0.1
Effects of changes in foreign currency exchange rates	(6.6)
Balance at June 30, 2022	$108.6

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

	Three months ended		Nine months ended
	June 30,		June 30,
	2022	2021	2022	2021

	(in millions)
Net sales, excluding intercompany:
Water Flow Solutions	$195.9	$177.0	$534.7	$452.9
Water Management Solutions	137.3	133.5	381.3	362.5
	$333.2	$310.5	$916.0	$815.4
Operating income (loss):
Water Flow Solutions	$38.1	$40.2	$104.8	$93.0
Water Management Solutions	12.0	21.1	35.1	56.4
Corporate	(13.2)	(18.6)	(39.9)	(45.5)
	$36.9	$42.7	$100.0	$103.9
Depreciation and amortization:
Water Flow Solutions	$7.6	$7.9	$22.5	$22.8
Water Management Solutions	7.2	7.2	22.2	21.6
Corporate	0.1	0.1	0.2	0.2
	$14.9	$15.2	$44.9	$44.6
Strategic reorganization and other charges:
Water Flow Solutions	$—	$—	$—	$0.1
Water Management Solutions	—	0.2	0.2	(0.5)
Corporate	0.6	3.7	3.4	6.5
	$0.6	$3.9	$3.6	$6.1
Capital expenditures:
Water Flow Solutions	$8.1	$11.5	$29.6	$37.6
Water Management Solutions	2.6	3.5	7.1	8.4
Corporate	—	—	—	0.1
	$10.7	$15.0	$36.7	$46.1
Water Flow Solutions disaggregated net revenue:
Central	$53.8	$44.2	$145.0	$117.6
Northeast	29.4	31.7	90.5	79.0
Southeast	44.3	37.3	122.3	90.3
West	47.4	47.9	131.3	127.6
United States	174.9	161.1	489.1	414.5
Canada	18.8	14.9	40.7	31.7
Other international locations	2.2	1.0	4.9	6.7
	$195.9	$177.0	$534.7	$452.9
Water Management Solutions disaggregated net revenue:
Central	$37.7	$32.6	$101.1	$91.8
Northeast	25.4	24.2	78.1	72.8
Southeast	27.8	28.8	79.6	76.1
West	30.8	28.2	77.8	73.2
United States	121.7	113.8	336.6	313.9
Canada	9.7	13.5	26.0	29.6
Other international locations	5.9	6.2	18.7	19.0
	$137.3	$133.5	$381.3	$362.5

Note 11. Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) is as follows:

	Pension, net of tax	Foreign currency translation	Total

	(in millions)
Balance at September 30, 2021	$(22.2)	$17.2	$(5.0)
Current period other comprehensive income	1.0	(15.5)	$(14.5)
Balance at June 30, 2022	$(21.2)	$1.7	$(19.5)

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
The purchaser of U.S. Pipe has been identified as a “potentially responsible party” (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act in connection with a former manufacturing facility operated by U.S. Pipe that was in the vicinity of a proposed Superfund site located in North Birmingham, Alabama. Under the terms of the acquisition agreement relating to our sale of U.S. Pipe, we agreed to indemnify the purchaser for certain environmental liabilities, including those arising out of the former manufacturing site in North Birmingham. Accordingly, the purchaser tendered the matter to us for indemnification, which we accepted. Ultimate liability for the site will depend on many factors that have not yet been determined, including the determination of the Environmental Protection Agency’s remediation costs, the number and financial viability of the other PRPs (there are four other PRPs currently) and the determination of the final allocation of the costs among the PRPs. Since the amounts of such costs cannot be reasonably estimated at this time, no amounts have been accrued for this matter at June 30, 2022.

The COVID-19 Pandemic. The pandemic has caused, and is likely to continue to cause, severe economic, market and other disruptions to the U.S. and global economies. We have taken action and continue to counter such disruption, and work to protect the safety of our employees. While the extent to which the pandemic affects our results will depend on future developments, the pandemic could result in material effects to our future financial position, results of operations, cash flows and liquidity.
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
Other Matters. We monitor and analyze our warranty experience and costs periodically and may revise our accruals as necessary. Critical factors in our analyses include warranty terms, specific claim situations, general incurred and projected failure rates, the nature of product failures, product and labor costs, and general business conditions. During the three months ended June 30, 2022, we recorded $4.5 million of warranty obligations.
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
Note 13. Subsequent Events
On July 27, 2022, our Board of Directors declared a dividend of $0.058 per share on our common stock, payable on or about August 22, 2022 to stockholders of record at the close of business on August 10, 2022.
In July 2022, the Company entered into an amendment to the collective bargaining agreement with Albertville, AL USWA 65B to extend the current agreement to October 2027 on substantially similar terms. In August 2022, the Company entered into an amendment to its Decatur, IL collective bargaining agreement with Local 7-838 United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, AFL-CIO (United Steelworkers, USW) to extend the current agreement to June 2027 on substantially similar terms.

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
We expect the operating environment during fiscal year 2022 to be very challenging as a result of the uncertainty around the depth and duration of the pandemic which has accelerated and may continue to accelerate, inflation, labor availability and global supply chain disruptions. We anticipate healthy demand in the municipal repair and replacement market due to favorable budgets, especially at larger municipalities. While demand from the new residential construction end market has been at healthy levels during the first half of calendar 2022, especially for lot and land development activity, we anticipate that activity levels will slow for the rest of the year based on higher interest rates leading to a decrease in demand for new residential housing. In July 2022, Blue Chip Economic Indicators forecasted housing growth of 0.9% for calendar 2022 as compared with the prior year.
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

Results of Operations
Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

	Three months ended June 30, 2022
	Water Flow Solutions	Water Management Solutions	Corporate	Total

	(in millions)
Net sales	$195.9	$137.3	$—	$333.2
Gross profit	60.8	37.5	—	$98.3
Operating expenses:
Selling, general and administrative	22.7	25.5	12.6	60.8
Strategic reorganization and other charges	—	—	0.6	0.6
Total operating expenses	22.7	25.5	13.2	61.4
Operating income (loss)	$38.1	$12.0	$(13.2)	36.9
Non-operating expenses:
Pension benefit other than service				(0.9)
Interest expense, net				4.2
Income before income taxes				33.6
Income tax expense				7.1
Net income				$26.5

	Three months ended June 30, 2021
	Water Flow Solutions	Water Management Solutions	Corporate	Total

	(in millions)
Net sales	$177.0	$133.5	$—	$310.5
Gross profit	61.2	44.2	—	$105.4
Operating expenses:
Selling, general and administrative	21.0	22.9	14.9	58.8
Strategic reorganization and other charges	—	0.2	3.7	3.9
Total operating expenses	21.0	23.1	18.6	62.7
Operating income (loss)	$40.2	$21.1	$(18.6)	42.7
Non-operating expenses:
Loss on early extinguishment of debt				16.7
Pension benefit other than service				(0.8)
Interest expense, net				6.8
Income before income taxes				20.0
Income tax expense				5.6
Net income				$14.4
Consolidated Analysis
Net sales in the three months ended June 30, 2022 increased $22.7 million or 7.3% to $333.2 million as compared with $310.5 million in the prior period primarily as a result of higher pricing across most of our product lines, which was partially offset by lower shipment volumes.
Gross profit in the three months ended June 30, 2022 decreased $7.1 million or 6.7% to $98.3 million from $105.4 million in the prior year period, primarily as a result of unfavorable manufacturing performance, higher costs associated with inflation, lower shipment volumes on certain products, and an increase in our warranty obligations which were partially offset by higher pricing across most of our product lines. Gross margin was 29.5% in the three months ended June 30, 2022 as compared with 33.9% in the prior year period.

Selling, general and administrative expenses (“SG&A”) in the three months ended June 30, 2022 increased $2.0 million to $60.8 million from $58.8 million in the prior year period primarily as a result of inflation and travel and trade show expenditures, partially offset by foreign exchange gains. SG&A as a percentage of net sales was 18.2% and 18.9% for the three months ended June 30, 2022 and June 30, 2021, respectively.
Strategic reorganization and other charges in the three months ended June 30, 2022 were $0.6 million which primarily consisted of restructuring expenses including costs associated with the closures of our facilities in Aurora, Illinois, and Surrey, British Columbia, Canada. Strategic reorganization and other charges for the three months ended June 30, 2021 were $3.9 million, which primarily consisted of expenses associated with the Albertville tragedy, as well as termination benefits associated with the closures of our facilities in Aurora, Illinois and Surrey, British Columbia, Canada and acquisition transaction costs.
Interest expense, net declined $2.6 million in the three months ended June 30, 2022 as compared with the prior year period primarily as a result of the refinancing of our 5.5% Senior Unsecured Notes (“5.5% Senior Notes”) with the 4.0% Senior Notes in May, 2021. The components of net interest expense are provided below.

	Three months ended
	June 30,
	2022	2021

	(in millions)
5.5% Senior Notes	$—	$5.2
4.0% Senior Notes	4.5	1.7
Deferred financing costs amortization	0.2	0.3
ABL Agreement	0.3	0.2
Capitalized interest	(0.7)	(0.6)
Other interest cost	—	0.1
Total interest expense	4.3	6.9
Interest income	(0.1)	(0.1)
Interest expense, net	$4.2	$6.8

The reconciliation between the U.S. federal statutory income tax rate and the effective income tax rate is presented below.

	Three months ended
	June 30,
	2022	2021
U.S. federal statutory income tax rate	21.0%	21.0%
Adjustments to reconcile to the effective tax rate:
State income taxes, net of federal benefit	3.3	4.2
Tax credits	(3.0)	(1.7)
Global Intangible Low-taxed Income	1.1	0.5
Foreign income tax rate differential	(1.7)	(0.4)
Nondeductible compensation	0.9	0.6
Basis difference in foreign investment	(0.1)	1.2
Other	(0.4)	2.6
Effective income tax rate	21.1%	28.0%

Segment Analysis
Water Flow Solutions
Net sales in the three months ended June 30, 2022 increased $18.9 million or 10.7% to $195.9 million as compared with $177.0 million in the prior year period primarily as a result of higher pricing across most of the segment’s product lines partially offset by lower shipment volumes.

Gross profit in the three months ended June 30, 2022 decreased $0.4 million or 0.7% to $60.8 million from $61.2 million in the prior year period primarily as a result of unfavorable manufacturing performance, and higher costs associated with inflation which were partially offset by higher pricing. Gross margin was 31.0% in the three months ended June 30, 2022 and 34.6% in the prior year period.
SG&A in the three months ended June 30, 2022 increased $1.7 million to $22.7 million from $21.0 million in the prior year period primarily as a result of investments in engineering and information technology, increased travel and trade show expenditures, and inflation. SG&A as a percentage of net sales was 11.6% and 11.9% in the three months ended June 30, 2022 and 2021, respectively.
Water Management Solutions
Net sales in the three months ended June 30, 2022 increased $3.8 million or 2.8% to $137.3 million as compared with $133.5 million in the prior year period, primarily as a result of higher pricing across most of the segment’s product lines and the acquisition of i2O Water partially offset by decreased shipment volumes.
Gross profit in the three months ended June 30, 2022 was $37.5 million as compared with $44.2 million in the prior year period. Gross margin declined to 27.3% in the three months ended June 30, 2022 as compared with 33.1% in the prior year period primarily as a result of unfavorable manufacturing performance, higher cost of sales associated with inflation and lower shipment volumes which were only partially offset by higher pricing. Additionally, we recorded a $4.5 million warranty charge.
SG&A increased $2.6 million to $25.5 million from $22.9 million in the prior year period primarily as a result of investments in engineering and information technology, the inclusion of i2O Water, inflation, and increased travel and trade show expenditures partially offset by foreign exchange gains. SG&A as a percentage of net sales was 18.6% and 17.2% in the three months ended June 30, 2022 and 2021, respectively.
Corporate
SG&A decreased $2.3 million to $12.6 million in the three months ended June 30, 2022 as compared with $14.9 million in the three months ended June 30, 2021 primarily as a result of decreased personnel-related expenses and outside services.

Nine Months Ended June 30, 2022 Compared to Nine Months Ended June 30, 2021

	Nine months ended June 30, 2022
	Water Flow Solutions	Water Management Solutions	Corporate	Total

	(in millions)
Net sales	$534.7	$381.3	$—	$916.0
Gross profit	169.9	108.8	—	$278.7
Operating expenses:
Selling, general and administrative	65.1	73.5	36.5	175.1
Strategic reorganization and other charges	—	0.2	3.4	3.6
Total operating expenses	65.1	73.7	39.9	178.7
Operating income (loss)	$104.8	$35.1	$(39.9)	100.0
Non-operating expenses:
Pension benefit other than service				(2.9)
Interest expense, net				13.0
Income before income taxes				89.9
Income tax expense				20.4
Net income				$69.5

	Nine months ended June 30, 2021
	Water Flow Solutions	Water Management Solutions	Corporate	Total

	(in millions)
Net sales	$452.9	$362.5	$—	$815.4
Gross profit	152.4	119.8	—	$272.2
Operating expenses:
Selling, general and administrative	59.3	63.9	39.0	162.2
Strategic reorganization and other charges (credits)	0.1	(0.5)	6.5	6.1
Total operating expenses	59.4	63.4	45.5	168.3
Operating income (loss)	$93.0	$56.4	$(45.5)	103.9
Non-operating expenses:
Loss on early extinguishment of debt				16.7
Pension benefit other than service				(2.4)
Interest expense, net				19.0
Income before income taxes				70.6
Income tax expense				18.6
Net income				$52.0

Consolidated Analysis
Net sales in the nine months ended June 30, 2022 increased $100.6 million or 12.3% to $916.0 million as compared with $815.4 million in the prior period primarily as a result of higher pricing across most of our product lines and increased shipment volumes. Net sales in the nine months ended June 30, 2021 benefited by $6.0 million as a result of the elimination of the one-month reporting lag for Krausz.
Gross profit in the nine months ended June 30, 2022 increased $6.5 million to $278.7 million from $272.2 million in the prior year period, primarily as a result of higher pricing and increased shipment volumes which were partially offset by higher costs of sales associated with inflation, unfavorable manufacturing performance including labor challenges, supply chain disruptions, and an increase in our warranty obligations. Gross margin was 30.4% in the nine months ended June 30, 2022 as compared with 33.4% in the prior year period.

SG&A in the nine months ended June 30, 2022 increased $12.9 million to $175.1 million from $162.2 million in the prior year period primarily as a result of higher travel and trade show expenditures, higher costs associated with inflation, investments in engineering and information technology and the inclusion of i2O Water, partially offset by foreign exchange gains. SG&A as a percentage of net sales was 19.1% and 19.9% for the nine months ended June 30, 2022 and 2021, respectively.

Strategic reorganization and other charges in the nine months ended June 30, 2022 were $3.6 million which primarily consisted of expenses associated with the Albertville tragedy, and our ongoing restructuring activities. Strategic reorganization and other charges in the nine months ended June 30, 2021 were $6.1 million, which primarily related to the Albertville tragedy, and termination benefits associated with our closures in Aurora, Illinois and Surrey, British Columbia, Canada, as well as, legal and professional service expenses, partially offset by a one-time settlement gain in connection with an indemnification of a previously owned property.
Interest expense, net declined $6.0 million in the nine months ended June 30, 2022 as compared with the prior year period primarily as a result of the refinancing of our 5.5% Senior Notes with the 4.0% Senior Notes on May 28, 2021. The components of net interest expense are provided below.

	Nine months ended
	June 30,
	2022	2021

	(in millions)
5.5% Senior Notes	$—	$17.6
4.0% Senior Notes	13.5	1.7
Deferred financing costs amortization	0.7	0.8
ABL Agreement	0.7	0.7
Capitalized interest	(1.9)	(1.8)
Other interest cost	0.3	0.3
Total interest expense	13.3	19.3
Interest income	(0.3)	(0.3)
Interest expense, net	$13.0	$19.0
The reconciliation between the U.S. federal statutory income tax rate and the effective income tax rate is presented below.

	Nine months ended
	June 30,
	2022	2021
U.S. federal statutory income tax rate	21.0%	21.0%
Adjustments to reconcile to the effective tax rate:
State income taxes, net of federal benefit	3.3	4.2
Excess tax benefits related to stock-based compensation	(0.3)	(0.3)
Tax credits	(3.0)	(1.7)
Global Intangible Low-taxed Income	1.1	0.5
Foreign income tax rate differential	(1.7)	(0.4)
Nondeductible compensation	0.9	0.6
Basis difference in foreign investment	(0.1)	1.2
Valuation allowances	0.3	0.7
Other	1.2	0.5
Effective income tax rate	22.7%	26.3%

Segment Analysis
Water Flow Solutions
Net sales in the nine months ended June 30, 2022 increased $81.8 million or 18.1% to $534.7 million as compared with $452.9 million in the prior year period primarily as a result of higher pricing across most of the segment’s product lines and increased shipment volumes.
Gross profit in the nine months ended June 30, 2022 increased $17.5 million or 11.5% to $169.9 million from $152.4 million in the prior year period primarily as a result of higher pricing and increased shipment volumes, partially offset by higher costs associated with inflation and unfavorable manufacturing performance. Gross margin was 31.8% in the nine months ended June 30, 2022 and 33.6% in the prior year period.
SG&A in the nine months ended June 30, 2022 increased $5.8 million to $65.1 million from $59.3 million in the prior year period primarily as a result of increased travel and trade show expenditures, higher costs associated with inflation, and investments in engineering and information technology. SG&A as a percentage of net sales was 12.2% and 13.1% in the nine months ended June 30, 2022 and 2021, respectively.
Water Management Solutions
Net sales in the nine months ended June 30, 2022 increased $18.8 million or 5.2% to $381.3 million as compared with $362.5 million in the prior year period, primarily as a result of higher pricing across most of the segment’s product lines and increased shipment volumes. Net sales in the nine months ended June 30, 2021 benefited by $6.0 million as a result of the elimination of the one-month reporting lag for Krausz.
Gross profit in the nine months ended June 30, 2022 decreased $11.0 million or 9.2% to $108.8 million as compared with $119.8 million in the prior year period. Gross margin decreased to 28.5% in the nine months ended June 30, 2022 as compared with 33.0% in the prior year period primarily as a result of higher cost of sales associated with inflation, unfavorable manufacturing performance and a $4.5 million warranty charge which were partially offset by higher pricing and increased shipment volumes.
SG&A increased $9.6 million to $73.5 million from $63.9 million in the prior year period primarily as a result of investments in engineering, the inclusion of i2O Water, inflation, and increased travel and trade show expenditures, partially offset by foreign exchange gains. SG&A as a percentage of net sales was 19.3% and 17.6% in the nine months ended June 30, 2022 and 2021, respectively.
Corporate
SG&A decreased $2.5 million to $36.5 million in the nine months ended June 30, 2022 as compared with $39.0 million in the nine months ended June 30, 2021 primarily as a result of lower personnel-related expenses partially offset by higher costs associated with inflation.
Liquidity and Capital Resources
We had cash and cash equivalents on hand of $154.9 million at June 30, 2022 and $160.7 million of additional borrowing capacity under our ABL Agreement based on June 30, 2022 data. Undistributed earnings from our subsidiaries in Canada, China, and Israel are considered to be permanently invested outside the United States. At June 30, 2022, cash and cash equivalents included $42.1 million, $13.7 million, and $6.3 million in Israel, Canada, and China, respectively.
We declared a quarterly dividend of $0.058 per share on July 27, 2022, payable on or about August 22, 2022 to holders of record as of August 10, 2022, which will result in an estimated $9.1 million cash outlay.
We repurchased $25.0 million of our outstanding common stock during the nine months ended June 30, 2022 and had $110.0 million remaining of our share repurchase authorization.
The ABL Agreement and 4.0% Senior Notes contain customary representations and warranties, covenants and provisions governing an event of default.  The covenants restrict our ability to engage in certain specified activities, including but not limited to the payment of dividends and the redemption of our common stock.

Collections from customers were higher during the nine months ended June 30, 2022 as compared with the prior year period primarily as a result of net sales growth between the periods. Inventory purchases increased during the nine months ended June 30, 2022 as compared with the nine months ended June 30, 2021 as a result of inflation, increased sales volume and supply change management. Other current liabilities and other noncurrent liabilities decreased as a result of employee incentive payouts, income tax payments, the repayment of the CARES Act employer payroll tax deferral and the payment of customer rebates.

Capital expenditures were $36.7 million in the nine months ended June 30, 2022 as compared with $46.1 million in the prior year period. Capital expenditures decreased primarily as a result of lower expenditures associated with the new Decatur foundry as compared with the prior year period. For fiscal year 2022, we have provided guidance that our capital expenditures are expected to be between $50.0 million and $55.0 million.
We anticipate that our existing cash, cash equivalents and borrowing capacity combined with our expected operating cash flows will be sufficient to meet our anticipated operating expenses, income tax payments, capital expenditures and debt service obligations as they become due through June 30, 2023.
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
ABL Agreement
At June 30, 2022, the ABL Agreement consisted of a $175.0 million revolving credit facility which includes up to $25.0 million of swing line loans and may have up to $60.0 million of letters of credit. The ABL Agreement permits us to increase the size of the credit facility by an additional $150.0 million in certain circumstances subject to adequate borrowing base availability.
Borrowings under the ABL Agreement bear interest at a floating rate equal to LIBOR, plus an applicable margin ranging from 200 to 225 basis points, or a base rate, as defined in the ABL Agreement, plus an applicable margin ranging from 100 to 125 basis points. At June 30, 2022, the applicable margin for LIBOR was 200 basis points and for base rate loans was 100 basis points.
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
The ABL Agreement terminates on July 29, 2025 and includes a commitment fee for any unused borrowing capacity of 37.5 basis points per annum. Borrowings are not subject to any financial maintenance covenants unless excess availability is less than the greater of $17.5 million or 10% of the Loan Cap as defined in the ABL Agreement. Excess availability based on June 30, 2022 data was $160.7 million, as reduced by $14.1 million of outstanding letters of credit and $0.2 million of accrued fees and expenses.
4.0% Senior Unsecured Notes
On May 28, 2021, we privately issued $450.0 million of 4.0% Senior Unsecured Notes (“4.0% Senior Notes”), which mature on June 15, 2029 and bear interest at 4.0%, paid semi-annually in June and December. We capitalized $5.5 million of financing costs, which are being amortized over the term of the 4.0% Senior Notes using the effective interest method. Proceeds from the 4.0% Senior Notes, along with cash on hand were used to redeem previously existing 5.5% Senior Notes. Substantially all of our U.S. subsidiaries guarantee the 4.0% Senior Notes, which are subordinate to borrowings under our ABL Agreement. Based on quoted market prices the outstanding 4.0% Senior Notes had a fair value of $392.8 million at June 30, 2022.

An indenture governing the 4.0% Senior Notes (“Indenture”) contains customary covenants and events of default, including covenants that limit our ability to incur certain debt and liens. There are no financial maintenance covenants associated with the Indenture. We believe we were in compliance with these covenants at June 30, 2022.
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

Material Cash Requirements

We enter into a variety of contractual obligations as part of our normal operations in addition to capital expenditures. As of June 30, 2022, we have (i) debt obligations related to our $450.0 million 4.0% Senior Notes which mature in 2029 and include cash interest payments of $18.9 million in 2022 and $18.0 million annually thereafter through 2029, (ii) cash obligations of $33.5 million for operating leases through 2033 and $1.9 million for finance leases through 2026, and (iii) purchase obligations for raw materials and other parts of approximately $163.1 million which we expect to incur during the next 12 months. We expect to fund these cash requirements from cash on hand and cash generated from operations.

Off-Balance Sheet Arrangements
We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose” entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, at June 30, 2022 we did not have any undisclosed borrowings, debt, derivative contracts or synthetic leases. Therefore, we were not exposed to any financing, liquidity, market or credit risk that could have arisen had we engaged in such relationships.
We use letters of credit and surety bonds in the ordinary course of business to ensure the performance of contractual obligations. At June 30, 2022, we had $14.1 million of letters of credit and $33.1 million of surety bonds outstanding.
Seasonality
Our business is seasonal as a result of the impact of cold weather conditions. Net sales and operating income historically have been lowest in the three month periods ending December 31 and March 31 when the northern United States and all of Canada generally face weather conditions that restrict significant construction activity.

Item 4.    CONTROLS AND PROCEDURES
There have been no changes in our internal control over financial reporting which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended June 30, 2022.
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
Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the nine months ended June 30, 2022, 133,193 shares were surrendered to us to pay the tax withholding obligations of participants in connection with the vesting of restricted stock units.

We repurchased 1,823,412 shares of our common stock during the nine months ended June 30, 2022 for $25.0 million under our share repurchase authorization, and we had $110.0 million remaining under this authorization.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs (in millions)
October 1-31, 2021	—	$—	—	$135.0
November 1-30, 2021	618,216	$14.56	606,400	126.2
December 1-31, 2021	914,033	$13.89	801,874	115.0
January 1-31, 2022	329	$13.93	—	115.0
February 1-28, 2022	7,583	$13.93	—	115.0
March 1-31, 2022	—	$—	—	115.0
April 1-30, 2022	477	$12.03	—	115.0
May 1-31, 2022	252	$12.14	—	115.0
June 1-30, 2022	415,715	$12.23	415,138	110.0
Total	1,956,605	$14.16	1,823,412

Item 6.     EXHIBITS

Exhibit No.	Document
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in XBRL (Extensible Business Reporting Language), (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Other Comprehensive Loss, (iv) the Condensed Consolidated Statements of Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements.

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

MUELLER WATER PRODUCTS, INC.
Date:	August 5, 2022	By:	/s/ Suzanne G. Smith
Suzanne G. Smith
Chief Accounting Officer