Form 10-Q
period 2022-12-31
Mueller Water Products, Inc.
filed 2023-02-03
CIK 1350593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2022
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Large accelerated filer     ☒      Accelerated filer     ☐
Non-accelerated filer    ☐    Smaller reporting company ☐     Emerging growth company    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
There were 156,264,139 shares of common stock of the registrant outstanding at January 31, 2023.

PART I
Item 1.     FINANCIAL STATEMENTS
MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31,	September 30,
	2022	2022
	(in millions, except share amounts)
Assets:
Cash and cash equivalents	$125.6	$146.5
Receivables, net of allowance for credit losses of $6.1 million and $5.6 million	201.9	228.0
Inventories, net	314.0	278.7
Other current assets	30.4	26.8
Total current assets	671.9	680.0
Property, plant and equipment, net	302.9	301.6
Intangible assets, net	355.6	361.2
Goodwill	100.0	98.6
Other noncurrent assets	56.2	56.7
Total assets	$1,486.6	$1,498.1

Liabilities and stockholders’ equity:
Current portion of long-term debt	$0.9	$0.8
Accounts payable	103.5	122.8
Other current liabilities	109.2	117.4
Total current liabilities	213.6	241.0
Long-term debt	446.1	446.1
Deferred income taxes	85.8	86.3
Other noncurrent liabilities	53.3	55.4
Total liabilities	798.8	828.8

Commitments and contingencies (Note 10.)

Common stock: 600,000,000 shares authorized; 156,208,077 and 155,844,138 shares outstanding at December 31, 2022, and September 30, 2022, respectively	1.6	1.6
Additional paid-in capital	1,271.0	1,279.6
Accumulated deficit	(544.8)	(567.3)
Accumulated other comprehensive loss	(40.0)	(44.6)
Total stockholders’ equity	687.8	669.3
Total liabilities and stockholders’ equity	$1,486.6	$1,498.1

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended
	December 31,
	2022	2021

	(in millions, except per share amounts)
Net sales	$314.8	$272.3
Cost of sales	221.6	184.7
Gross profit	93.2	87.6
Operating expenses:
Selling, general and administrative	62.9	56.3
Strategic reorganization and other (benefits) charges	(3.7)	2.4
Total operating expenses	59.2	58.7
Operating income	34.0	28.9
Other expenses (income):
Pension expense (benefit) other than service	0.9	(1.0)
Interest expense, net	3.7	4.3
Net other expenses	4.6	3.3
Income before income taxes	29.4	25.6
Income tax expense	6.9	6.2
Net income	$22.5	$19.4

Net income per share:
Basic	$0.14	$0.12
Diluted	$0.14	$0.12

Weighted average shares outstanding:
Basic	156.4	158.0
Diluted	157.0	158.9

Dividends declared per share	$0.061	$0.058

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three months ended
	December 31,
	2022	2021

	(in millions)
Net income	$22.5	$19.4
Other comprehensive income (loss) :
Pension benefit adjustments	0.9	0.4
Income tax effects	(0.3)	(0.1)
Foreign currency translation	4.0	5.7
Total other comprehensive income, net	4.6	6.0
Comprehensive income	$27.1	$25.4

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Total
	(in millions)
Balance at September 30, 2022	$1.6	$1,279.6	$(567.3)	$(44.6)	$669.3
Net income	—	—	22.5	—	22.5
Dividends declared	—	(9.5)	—	—	(9.5)
Stock-based compensation	—	1.8	—	—	1.8
Shares retained for employee taxes	—	(1.5)	—	—	(1.5)
Common stock issued	—	0.6	—	—	0.6
Other comprehensive income, net of tax	—	—	—	4.6	4.6
Balance at December 31, 2022	$1.6	$1,271.0	$(544.8)	$(40.0)	$687.8

	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Total
	(in millions)
Balance at September 30, 2021	$1.6	$1,342.2	$(643.9)	$(5.0)	$694.9
Net income	—	—	19.4	—	19.4
Dividends declared	—	(9.2)	—	—	(9.2)
Stock-based compensation	—	2.0	—	—	2.0
Shares retained for employee taxes	—	(1.9)	—	—	(1.9)
Stock repurchased under buyback program		(20.0)	—	—	(20.0)
Common stock issued	—	0.7	—	—	0.7
Other comprehensive income, net of tax	—	—	—	6.0	6.0
Balance at December 31, 2021	$1.6	$1,313.8	$(624.5)	$1.0	$691.9
The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended
	December 31,
	2022	2021

	(in millions)
Operating activities:
Net income	$22.5	$19.4
Adjustments to reconcile net income to net cash (used in) provided by operating activities, net of acquisition:
Depreciation	7.8	8.0
Amortization	7.0	7.2
Gain on sale of assets	(4.0)	—
Stock-based compensation	1.8	2.0
Pension expense (benefit)	1.1	(0.7)
Deferred income taxes	(0.9)	3.6
Inventory reserves provision	1.2	3.5
Other, net	0.5	1.0
Changes in assets and liabilities, net of acquisition:
Receivables, net	26.4	31.9
Inventories	(36.1)	(28.3)
Other assets	(3.6)	(0.8)
Accounts payable	(19.6)	(8.4)
Other current liabilities	(8.4)	(12.8)
Other noncurrent liabilities	(2.2)	(5.8)
Net cash (used in) provided by operating activities	(6.5)	19.8
Investing activities:
Capital expenditures	(9.9)	(11.0)
Acquisition, net of cash acquired	—	0.2
Proceeds from sale of assets	5.1	—
Net cash used in investing activities	(4.8)	(10.8)
Financing activities:
Dividends paid	(9.5)	(9.2)
Employee taxes related to stock-based compensation	(1.5)	(1.9)
Common stock issued	0.6	0.7
Common stock repurchased under buyback program	—	(20.0)
Financing leases	(0.1)	(0.1)
Net cash used in financing activities	(10.5)	(30.5)
Effect of currency exchange rate changes on cash	0.9	1.3
Net change in cash and cash equivalents	(20.9)	(20.2)
Cash and cash equivalents at beginning of period	146.5	227.5
Cash and cash equivalents at end of period	$125.6	$207.3
The accompanying notes are an integral part of the condensed consolidated financial statements.

	Three months ended
	December 31,
	2022	2021

	(in millions)
Supplemental cash flow information:
Cash paid for interest, net	$8.6	$10.0
Cash paid for income taxes, net	$0.2	$0.4
The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2022
(UNAUDITED)
Note 1. Organization and Basis of Presentation
Mueller Water Products, Inc., a Delaware corporation, together with its consolidated subsidiaries, operates in two business segments: Water Flow Solutions and Water Management Solutions. These segments are based on a management reorganization that became effective October 1, 2021. Water Flow Solutions’ product portfolio includes iron gate valves, specialty valves and service brass products. Water Management Solutions’ product and service portfolio includes fire hydrants, repair and installation, natural gas, metering, leak detection, pressure control and software products. The “Company,” “we,” “us” or “our” refer to Mueller Water Products, Inc. and its subsidiaries. With regard to the Company’s segments, “we,” “us” or “our” may also refer to the segment being discussed.
On June 14, 2021, we acquired all the outstanding capital stock of i2O Water Ltd (“i2O”), a provider of pressure management solutions to more than 100 water companies in 45 countries. During the three months ended December 31, 2021, we recorded a purchase price adjustment of $0.2 million, resulting in a final purchase price of $19.5 million.
Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which require us to make certain estimates and assumptions in recording assets, liabilities, sales and expenses as well as in the disclosure of contingent assets and liabilities. Actual results could differ from those estimates. All significant intercompany balances and transactions have been eliminated. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2022. In our opinion, all normal and recurring adjustments that we consider necessary for a fair financial statement presentation have been made. The condensed consolidated balance sheet at September 30, 2022 was derived from our audited financial statements, but it does not include all disclosures required by GAAP.
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
Recently Adopted Accounting Pronouncements
In December 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848” (“ASU 2022-06”). ASU 2022-06 defers the sunset date for applying the reference rate reform relief in ASC 848 to December 31, 2024 from December 31, 2022. ASU 2022-06 became effective immediately upon issuance. In March 2020, the FASB issued ASU No. 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting" (“ASU 2020-04”). This guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference the London Inter Bank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued due to reference rate reform. ASU 2020-04 is effective from March 12, 2020, but may be adopted prospectively from a date within an interim period subsequent to March 12, 2020. We evaluated our contracts and the optional expedients provided by ASU 2020-04. We adopted this standard on October 1, 2021 and there was no material impact to our financial statements.

In December 2019, the FASB issued ASU No. 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”). ASU 2019-12 simplifies the accounting for income taxes by clarifying and amending existing guidance related to the recognition of franchise tax, the evaluation of a step up in the tax basis of goodwill, and the effects of enacted changes in tax laws or rates in the effective tax rate computation, among other clarifications. ASU 2019-12 was effective for public business entities for fiscal years beginning after December 15, 2020, including interim periods within that fiscal year, with early adoption permitted. We adopted this standard on October 1, 2021 and there was no material impact to our financial statements.

Restructuring

Between November 2019 and March 2021, we announced the purchase and closure of several facilities. We purchased a new facility in Kimball, Tennessee to support and enhance our investment in our Chattanooga, Tennessee large casting foundry and closed our facilities in Hammond, Indiana, Woodland, Washington and Surrey, British Columbia, Canada. We also completed the closure of our facility in Aurora, Illinois during our fiscal year 2022. The majority of the activities from these plants were transferred to our Kimball, Tennessee facility. In connection with these reorganizations, we recognized certain restructuring costs. During the three months ended December 31, 2022, we recorded a $4.0 million gain, before tax, on the sale of the Aurora, Illinois facility. The restructuring accrual amounts as of December 31, 2022 and December 31, 2021 were immaterial.
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

Disaggregation of Revenue

Refer to Note 8. for disaggregation of our revenues from contracts with customers by reportable segment and by geographical region, which we believe best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. Geographical region represents the location of the customer.

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

Advance payments and billings in excess of revenue are recognized and recorded as deferred revenue, the majority of which is classified as current based on the timing when we expect to recognize revenue. We include current deferred revenue within Other current liabilities in the accompanying consolidated balance sheets. Deferred revenue represents contract liabilities and is recorded when customers remit cash payments in advance of our satisfaction of performance obligations under contractual arrangements. Contract liabilities are reversed when the performance obligation is satisfied and revenue is recognized.

The table below represents the balances of our customer receivables and deferred revenue.

	December 31,	September 30,
	2022	2022

	(in millions)
Billed receivables	$203.5	$230.5
Unbilled receivables	4.5	3.1
Gross customer receivables	208.0	233.6
Allowance for credit losses	(6.1)	(5.6)
Receivables, net	$201.9	$228.0

Deferred revenue	$8.4	$8.1

Performance Obligations
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. Our performance obligations are satisfied at a point in time for sales of equipment or over time for our software hosting and leak detection monitoring services. Performance obligations are supported by customer contracts, which provide frameworks for the nature of the distinct products or services. The transaction price is adjusted for our estimate of variable consideration which may include discounts and rebates. To estimate variable consideration, we apply the expected value or the most likely amount method, based on whichever method most appropriately predicts the amount of consideration we expect to receive. The method applied is typically based on historical experience and known trends. We constrain the amounts of variable consideration that are included in the transaction price, to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur or when uncertainties around the variable consideration are resolved.

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

Revenue for the sale of our products is recognized when the obligations of the terms of our contract are satisfied, which is when the customer is able to direct the use of and obtain substantially all of the benefits from the product, which generally occurs upon shipment when control of the product transfers to the customer.

We offer warranties to our customers which provide assurance that the products provided will function as intended and comply with any agreed-upon specifications. These warranties cannot be purchased separately from us.

Costs to Obtain or Fulfill a Contract
Shipping and handling costs associated with freight activities after the customer has obtained control of a product are included in cost of sales at the time the related revenue is recognized.

We incur certain incremental costs to obtain a contract, which primarily relate to incremental sales commissions. Our sales commissions are paid based on a combination of orders and shipments, and we reserve the right to claw back any commissions in case of product returns, cancellations or lost collections. As the expected benefit associated with these incremental costs is generally one year or less based on the nature of the product sold and benefits received, we have applied a practical expedient and therefore do not capitalize the related costs and expense them as incurred.

Note 3. Income Taxes

The reconciliation between the U.S. federal statutory income tax rate and the effective income tax rate is presented below.

	Three months ended
	December 31,
	2022	2021
U.S. federal statutory income tax rate	21.0%	21.0%
Adjustments to reconcile to the effective tax rate:
State income taxes, net of federal benefit	3.4	3.9
Excess tax benefits related to stock-based compensation	0.7	(1.0)
Tax credits	(1.6)	(1.2)
Global Intangible Low-Taxed Income	0.8	0.3
Foreign income tax rate differential	(1.6)	(0.7)
Nondeductible compensation	0.5	—
Valuation allowances	(0.2)	1.4
Other	0.5	0.5
Effective income tax rate	23.5%	24.2%

At December 31, 2022 and September 30, 2022, the gross liabilities for unrecognized income tax benefits were $4.8 million and $4.7 million, respectively, and are included in Other noncurrent liabilities.

Note 4. Borrowing Arrangements

The components of our long-term debt are as follows:

	December 31,	September 30,
	2022	2022

	(in millions)
4.0% Senior Notes	$450.0	$450.0
Finance leases	1.4	1.6
Total borrowings	451.4	451.6
Less: deferred financing costs	(4.4)	(4.7)
Less: current portion	(0.9)	(0.8)
Long-term debt	$446.1	$446.1

ABL Agreement. Our asset-based lending agreement, as amended, (“ABL”) is provided by a consortium of banking institutions and consists of a revolving credit facility for up to $175.0 million in borrowing that expires on July 29, 2025. The ABL allows up to $25.0 million of swing line loans and up to $60.0 million of letters of credit. The ABL permits us to increase the size of the credit facility by an additional $150.0 million in certain circumstances subject to adequate borrowing base availability.

Borrowings under the ABL bear interest at a floating rate equal to LIBOR plus an applicable margin range of 200 to 225 basis points, or a base rate, as defined in the ABL, plus an applicable margin range of from 100 to 125 basis points. At December 31, 2022 the applicable margin for LIBOR based loans was 200 basis points and for base rate loans was 100 basis points.

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

Substantially all of our United States subsidiaries are borrowers under the ABL and are jointly and severally liable for outstanding borrowings. Our obligations under the ABL are secured by a first-priority perfected lien on all of our United States inventory, accounts receivable, certain cash balances and other supporting assets.

The ABL includes a commitment fee for any unused borrowing capacity of 37.5 basis points per annum. Borrowings are not subject to any financial maintenance covenants unless excess availability is less than the greater of $17.5 million and 10% of the Loan Cap as defined in the ABL. Excess availability based on December 31, 2022 data was $162.4 million, as reduced by $12.4 million of outstanding letters of credit and $0.2 million of accrued fees and expenses.

4.0% Senior Unsecured Notes. On May 28, 2021, we privately issued $450.0 million of 4.0% Senior Unsecured Notes (“4.0% Senior Notes”), which mature on June 15, 2029 and bear interest at 4.0%, paid semi-annually in June and December. We capitalized $5.5 million of financing costs which are being amortized over the term of the 4.0% Senior Notes using the effective interest method. Proceeds from the 4.0% Senior Notes, along with cash on hand, were used to redeem our previously existing 5.5% Senior Notes. Substantially all of our United States subsidiaries guarantee the 4.0% Senior Notes, which are subordinate to borrowings under our ABL. Based on quoted market prices, which is a Level 1 measurement, the outstanding 4.0% Senior Notes had a fair value of $395.8 million at December 31, 2022.

An indenture securing the 4.0% Senior Notes (“Indenture”) contains customary covenants and events of default, including covenants that limit our ability to incur certain debt and liens. There are no financial maintenance covenants associated with the Indenture. We believe we were in compliance with these covenants at December 31, 2022.

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

Note 5. Retirement Plans

The components of net periodic benefit cost for our pension plans are presented below.

	Three months ended
	December 31,
	2022	2021
	(in millions)
Service cost	$0.2	$0.3
Pension costs (benefits) other than service:
Interest cost	3.5	2.4
Expected return on plan assets	(3.5)	(3.8)
Amortization of actuarial net loss	0.9	0.4
Pension costs (benefits) other than service	0.9	(1.0)
Net periodic costs (benefits)	$1.1	$(0.7)

The amortization of actuarial losses, net of tax, is recorded as a component of other comprehensive income (loss).

Note 6. Stock-based Compensation Plans

We grant various forms of stock-based compensation, including market-based restricted stock units (“MRSUs”), restricted stock units, stock options and performance-based restricted stock units (“PRSUs”) under our Amended and Restated 2006 Mueller Water Products, Inc. Stock Incentive Plan (the “2006 Stock Plan”), Phantom Plan instruments under our Mueller Water Products, Inc. 2012 Phantom Plan, and Employee stock purchase plan instruments under our 2006 Employee Stock Purchase Plan. Grants issued during the three months ended December 31, 2022 are as follows:

	Number granted	Weighted average grant date fair value per instrument	Total grant date fair value (in millions)
Quarter ended December 31, 2022
MRSUs	166,284	$15.08	$2.5
PRSUs	166,284	$11.41	$1.9
Restricted stock units	228,692	$11.39	$2.6
Phantom Plan instruments	267,093	$11.41	$3.0
Non-qualified stock options	573,279	$3.31	$1.9
Employee stock purchase plan instruments	47,463	$2.56	$0.1
			$12.0

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

November 29, 2022
Variables used in determining grant date fair value:
Dividend yield	2.20%
Risk-free rate	4.20%
Expected term (in years)	2.8

The expected dividend yield is based on our estimated annual dividend and our stock price history at the grant date. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield in effect at the grant date with a term equal to the expected term. The expected term represents the average period of time the units are expected to be outstanding.

At December 31, 2022, the outstanding Phantom Plan instruments had a fair value of $10.76 per instrument and our liability for Phantom Plan instruments was $1.4 million and is included within Other current and Other noncurrent liabilities.

Stock options generally vest ratably over three years on each anniversary date. Compensation expense attributed to stock options is based on the fair value of the awards on their respective grant dates, using a Black-Scholes model. The assumptions used to determine the grant date fair value are indicated below.

November 29, 2022
Dividend yield	1.80%
Risk-free rate	3.89%
Expected term (in years)	6.00

The expected dividend yield is based on our estimated annual dividend and our stock price history at the grant date. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield in effect at the grant date with a term equal to the expected term. The expected term represents the average period of time the options are expected to be outstanding.

A PRSU award consists of a target number of units that may be paid out at the end of a three-year award cycle. Settlements, in our common shares, will range from zero to two times the number of PRSUs granted, depending on our financial performance relative to the targets.

We issued 282,472 shares of common stock to settle PRSUs vested during the three months ended December 31, 2022. Additionally, we issued 128,048 and 37,734 shares of common stock to settle restricted stock units vested and stock options exercised, respectively, during the three months ended December 31, 2022. Additionally, 131,670 shares of common stock were surrendered to us to pay the withholding obligations of equity award participants.

Operating income included stock-based compensation expense of $2.7 million and $2.6 million during the three months ended December 31, 2022 and 2021, respectively. At December 31, 2022, there was approximately $15.8 million of unrecognized compensation expense related to stock-based compensation arrangements, which will be expensed through December 2025.

We excluded 1,274,371 and 277,344 stock-based compensation instruments from the calculations of diluted earnings per share in the three months ended December 31, 2022 and 2021, respectively, since their inclusion would have been antidilutive.

Note 7. Supplemental Balance Sheet Information
Selected supplemental asset information is presented below.

	December 31,	September 30,
	2022	2022

	(in millions)
Inventories:
Purchased components and raw materials	$200.2	$181.8
Work in process, net	56.0	56.8
Finished goods, net	57.8	40.1
Total inventories	$314.0	$278.7

Other current assets:
Prepaid expenses	$18.1	$14.6
Non-trade receivables	2.3	1.6
Maintenance and repair supplies and tooling	3.2	2.8
Income taxes	0.8	0.8
Workers’ compensation reimbursement receivable	2.5	2.6
Other current assets	3.5	4.4
Total other current assets	$30.4	$26.8

Property, plant and equipment:
Land	$5.7	$5.7
Buildings	86.5	87.6
Machinery and equipment	453.4	456.0
Construction in progress	110.1	104.7
Total property, plant and equipment	655.7	654.0
Accumulated depreciation	(352.8)	(352.4)
Property, plant and equipment, net	$302.9	$301.6

Other noncurrent assets:
Operating lease right-of-use assets	$25.1	$26.0
Maintenance and repair supplies and tooling	20.4	20.4
Workers’ compensation reimbursement receivable	3.6	3.6
Pension asset	0.4	0.6
Note receivable	1.8	1.7
Deferred financing fees	0.9	1.0
Other noncurrent assets	4.0	3.4
Total other noncurrent assets	$56.2	$56.7

Selected supplemental liability information is presented below.

	December 31,	September 30,
	2022	2022

	(in millions)
Other current liabilities:
Compensation and benefits	$27.1	$40.2
Customer rebates	21.3	16.2
Income taxes payable	15.1	7.5
Warranty accrual	6.5	6.5
Deferred revenue	8.4	8.1
Refund liability	4.5	4.2
Taxes other than income taxes	3.6	4.4
Operating lease liabilities	4.7	4.4
Workers’ compensation accrual	4.8	4.6
CARES Act payroll tax liabilities	—	4.4
Restructuring liabilities	0.7	3.3
Environmental liabilities	0.7	0.7
Interest payable	0.8	5.3
Other current liabilities	11.0	7.6
Total other current liabilities	$109.2	$117.4

Other noncurrent liabilities:
Operating lease liabilities	$21.6	$22.4
Warranty accrual	3.4	4.2
Transition tax liability	4.1	4.1
Uncertain tax position liability	4.8	4.7
NMTC liability	3.9	3.9
Workers’ compensation accrual	6.5	6.5
Asset retirement obligation	3.6	3.6
Deferred development grant	2.5	2.5
Other noncurrent liabilities	2.9	3.5
Total other noncurrent liabilities	$53.3	$55.4

Goodwill
Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis each September 1st and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.
The following table summarizes information concerning our goodwill, all of which is within our Water Management Solutions segment, during the three months ended December 31, 2022, in millions.

Balance at September 30, 2022:
Goodwill	$822.7
Accumulated impairment	(724.1)
Net goodwill	98.6
Activity during the three months ended December 31, 2022:
Change in foreign currency exchange rates	1.4
Balance at December 31, 2022	$100.0

Note 8. Segment Information

We have two reportable segments, Water Flow Solutions and Water Management Solutions. Water Flow Solutions’ product portfolio includes iron gate valves, specialty valves and service brass products. Water Management Solutions’ product and service portfolio includes fire hydrants, repair and installation, natural gas, metering, leak detection, pressure control and software products. Summarized financial information for our segments is presented below.

	Three months ended
	December 31,
	2022	2021

	(in millions)
Net sales, excluding intercompany:
Water Flow Solutions	$165.6	$154.9
Water Management Solutions	149.2	117.4
	$314.8	$272.3
Operating income (loss):
Water Flow Solutions	$24.2	$31.3
Water Management Solutions	19.6	11.4
Corporate	(9.8)	(13.8)
	$34.0	$28.9
Depreciation and amortization:
Water Flow Solutions	$7.7	$7.4
Water Management Solutions	7.0	7.7
Corporate	0.1	0.1
	$14.8	$15.2
Strategic reorganization and other (benefits) charges:
Water Flow Solutions	$—	$—
Water Management Solutions	—	0.1
Corporate	(3.7)	2.3
	$(3.7)	$2.4
Capital expenditures:
Water Flow Solutions	$7.8	$9.4
Water Management Solutions	2.1	1.6
Corporate	—	—
	$9.9	$11.0
Water Flow Solutions disaggregated net revenue:
Central	$44.0	$40.5
Northeast	31.3	30.0
Southeast	33.4	37.3
West	49.2	38.1
United States	157.9	145.9
Canada	4.4	7.9
Other international locations	3.3	1.1
	$165.6	$154.9
Water Management Solutions disaggregated net revenue:
Central	$41.5	$28.8
Northeast	31.2	24.3
Southeast	33.3	25.5
West	29.1	24.7
United States	135.1	103.3
Canada	7.3	7.6
Other international locations	6.8	6.5
	$149.2	$117.4

Note 9. Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) is as follows:

	Pension, net of tax	Foreign currency translation	Total

	(in millions)
Balance at September 30, 2022	$(36.3)	$(8.3)	$(44.6)
Current period other comprehensive income	0.6	4.0	4.6
Balance at December 31, 2022	$(35.7)	$(4.3)	$(40.0)

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

On July 13, 2010, Rohcan Investments Limited, the former owner of property leased by Mueller Canada Ltd. and located in Milton, Ontario, filed a lawsuit against Mueller Canada Ltd. and its directors seeking C$10.0 million in damages arising from the defendants’ alleged environmental contamination of the property and breach of lease. On November 15, 2022, Mueller Canada Ltd. agreed to pay Rohcan Investments Limited C$1.5 million in settlement of all liability, damages and other claims related to the lawsuit. We have paid the settlement amount, and are pursuing indemnification from a former owner for certain potential liabilities that are alleged in this lawsuit.

The purchaser of U.S. Pipe has been identified as a “potentially responsible party” (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act in connection with a former manufacturing facility operated by U.S. Pipe that was in the vicinity of a proposed Superfund site located in North Birmingham, Alabama. Under the terms of the acquisition agreement relating to our sale of U.S. Pipe, we agreed to indemnify the purchaser for certain environmental liabilities, including those arising out of the former manufacturing site in North Birmingham. Accordingly, the purchaser tendered the matter to us for indemnification, which we accepted. Ultimate liability for the site will depend on many factors that have not yet been determined, including the determination of the Environmental Protection Agency’s remediation costs, the number and financial viability of the other PRPs (there are four other PRPs currently) and the determination of the final allocation of the costs among the PRPs. Since the amounts of such costs cannot be reasonably estimated at this time, no amounts have been accrued for this matter at December 31, 2022.

The COVID-19 Pandemic. The pandemic has caused, and is likely to continue to cause, severe economic, market and other disruptions to the U.S. and global economies. We have taken action and continue to counter such disruption, and work to protect the safety of our employees. While the extent to which the pandemic continues to affect our results will depend on future developments, the pandemic could result in material effects to our future financial position, results of operations, cash flows and liquidity.

Mass Shooting Event at our Mueller Co. Facility in Albertville, Alabama. On June 15, 2021, we experienced a mass shooting event at our Mueller Co. facility in Albertville, Alabama. Various claims arising from the event have been filed to date, and we anticipate that additional claims may be made and that liability under such claims, if any, is not expected to have a material adverse effect on our results of operations or cash flows. However, the outcome of these claims, or legal proceedings, and related effects arising from this event cannot be predicted with certainty.

Indemnification. We are a party to contracts in which it is common for us to agree to indemnify third parties for certain liabilities that arise out of or relate to the subject matter of the contract. In some cases, this indemnity extends to related liabilities arising from the negligence of the indemnified parties, but usually excludes any liabilities caused by gross negligence or willful misconduct. We cannot estimate the potential amount of future payments under these indemnities until events arise that would trigger a liability under the indemnities.

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

Note 11. Subsequent Events
On January 25, 2023, our Board of Directors declared a dividend of $0.061 per share on our common stock, payable on or about February 21, 2023 to stockholders of record at the close of business on February 10, 2023.
A new collective bargaining agreement with the International Association of Machinists and Aerospace Workers at our Chattanooga, Tennessee facility was successfully negotiated and signed in January, 2023. The agreement expires January 14, 2027.

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
Actual results and the timing of events may differ materially from those contemplated by the forward-looking statements due to a number of factors, including the continued impact of the COVID-19 pandemic on the Company’s operations and results, including effects on the financial health of customers (including the collection of receivables); logistical challenges and supply chain disruptions, geopolitical conditions, or other events; an inability to realize the anticipated benefits from our operational initiatives, including our large capital investments in Chattanooga and Kimball, Tennessee, and Decatur, Illinois, plant closures, and our reorganization and related strategic realignment activities; an inability to attract or retain a skilled and diverse workforce, increased competition related to the workforce and labor markets; an inability to protect the Company’s information systems against service interruption, misappropriation of data or breaches of security; failure to comply with personal data protection and privacy laws; cyclical and changing demand in core markets such as municipal spending, residential construction, and natural gas distribution; government monetary or fiscal policies; the impact of adverse weather conditions; the impact of manufacturing and product performance; the impact of wage, commodity and materials price inflation; the impact of warranty claims; an inability to successfully resolve significant legal proceedings or government investigations; compliance with environmental, trade and anti-corruption laws and regulations; climate change and legal or regulatory responses thereto; changing regulatory, trade and tariff conditions; the failure to integrate and/or realize any of the anticipated benefits of recent acquisitions or divestitures; an inability to achieve some or all of our Environmental, Social and Governance goals; and other factors that are described in the section entitled “RISK FACTORS” in Item 1A of the Company’s most recent Annual Report on Form 10-K and later filings on Form 10-Q, as applicable.

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

Overview
Business
Approximately 60% to 65% of our 2022 net sales were associated with repair and replacement directly related to municipal water infrastructure spending, approximately 25% to 30% were related to residential construction activity and less than 10% were related to natural gas utilities spending.
We expect the operating environment during fiscal year 2023 to be very challenging as a result of the ongoing inflationary pressures, labor challenges and potential recession. We anticipate healthy demand in the municipal repair and replacement market due to favorable budgets, especially at larger municipalities. While demand from the new residential construction end market was at healthy levels during the fiscal year 2022, especially for lot and land development activity, we anticipate that activity levels will slow in 2023 based on higher interest rates leading to a decrease in demand for new residential housing. In January 2023, Blue Chip Economic Indicators forecasted a 17.3% decrease in housing starts for the calendar year 2023 as compared to the calendar year 2022.
We have continued to incur additional costs to address the pandemic as discussed herein, including costs associated with unfavorable manufacturing variances, and labor shortages at our facilities. We expect to continue to incur such costs that may be significant as we continue to respond to the pandemic. In addition to the pandemic, the war in Ukraine has caused supply chain disruptions that have resulted in higher costs to manufacture our products and in our capital expenditures. We expect these conditions to persist in the near term.

We have two reportable segments: Water Flow Solutions and Water Management Solutions. Water Flow Solutions’ product portfolio includes iron gate valves, specialty valves and service brass products. Water Flow Solutions represented 57% of our fiscal 2022 net sales. Water Management Solutions’ product and service portfolio includes fire hydrants, repair and installation, natural gas, metering, leak detection, pressure control and software products. Water Management Solutions represented 43% of our fiscal 2022 net sales.

In January 2023, the International Association of Machinists and Aerospace Workers (“IAM”) in our Chattanooga, Tennessee facility, which consists of approximately 100 members, went on strike for five regularly scheduled workdays. The effect of this event was immaterial to our operations. A new collective bargaining agreement was successfully negotiated and signed with the IAM in our Chattanooga, Tennessee facility in January, 2023. The agreement expires on January 14, 2027.

Results of Operations

Three Months Ended December 31, 2022 Compared to Three Months Ended December 31, 2021

	Three months ended December 31, 2022
	Water Flow Solutions	Water Management Solutions	Corporate	Total

	(in millions)
Net sales	$165.6	$149.2	$—	$314.8
Gross profit	$46.6	$46.6	$—	$93.2
Operating expenses:
Selling, general and administrative	22.4	27.0	13.5	62.9
Strategic reorganization and other benefits	—	—	(3.7)	(3.7)
Total operating expenses	22.4	27.0	9.8	59.2
Operating income (loss)	$24.2	$19.6	$(9.8)	34.0
Non-operating expenses:
Pension expense other than service				0.9
Interest expense, net				3.7
Income before income taxes				29.4
Income tax expense				6.9
Net income				$22.5

	Three months ended December 31, 2021
	Water Flow Solutions	Water Management Solutions	Corporate	Total

	(in millions)
Net sales	$154.9	$117.4	$—	$272.3
Gross profit	$52.1	$35.5	$—	$87.6
Operating expenses:
Selling, general and administrative	20.8	24.0	11.5	56.3
Strategic reorganization and other charges	—	0.1	2.3	2.4
Total operating expenses	20.8	24.1	13.8	58.7
Operating income (loss)	$31.3	$11.4	$(13.8)	28.9
Non-operating expenses:
Pension benefit other than service				(1.0)
Interest expense, net				4.3
Income before income taxes				25.6
Income tax expense				6.2
Net income				$19.4

Consolidated Analysis
Net sales in the three months ended December 31, 2022 increased $42.5 million or 15.6% to $314.8 million as compared with $272.3 million in the prior year period primarily as a result of higher pricing across most of our product lines in both segments, which was partially offset by lower volumes on certain products.

Gross profit in the three months ended December 31, 2022 increased $5.6 million or 6.4% to $93.2 million from $87.6 million in the prior year period, primarily as a result of higher pricing across most of our product lines, which was partially offset by higher cost of sales and lower volumes on certain products. The higher cost of sales was primarily a result of unfavorable manufacturing performance and inflation. Unfavorable manufacturing performance was a result of outsourcing, machine downtime, supply chain disruptions and labor productivity mainly in our foundry operations. Gross margin was 29.6% in the three months ended December 31, 2022 as compared with 32.2% in the prior year period.

Selling, general and administrative expenses (“SG&A”) in the three months ended December 31, 2022 increased $6.6 million or 11.7% to $62.9 million from $56.3 million in the prior year period primarily due to higher personnel costs and sales commissions, investments in technology, inflation and increased travel and trade show expenditures, partially offset by foreign exchange gains. SG&A as a percentage of net sales was 20.0% and 20.7% for the three months ended December 31, 2022 and December 31, 2021, respectively.

Strategic reorganization and other charges in the three months ended December 31, 2022 was a benefit of $3.7 million which primarily consisted of a $4.0 million gain, before tax, on the sale of the Aurora, Illinois facility, which was partially offset by certain transaction-related expenses. Strategic reorganization and other charges for the three months ended December 31, 2021 were $2.4 million, which primarily consisted of expenses associated with the Albertville tragedy, as well as termination benefits associated with the closures of our facilities in Aurora, Illinois and Surrey, British Columbia, Canada.

Net interest expense in the three months ended December 31, 2022 declined $0.6 million or 14.0% to $3.7 million as compared with $4.3 million in the prior year period primarily due to higher interest income received as a result of rising interest rates. The components of net interest expense are provided below.

	Three months ended
	December 31,
	2022	2021

	(in millions)
4.0% Senior Notes	4.5	4.5
Deferred financing costs amortization	0.3	0.2
ABL Agreement	0.2	0.2
Capitalized interest	(0.7)	(0.6)
Other interest cost	0.1	0.1
Total interest expense	4.4	4.4
Interest income	(0.7)	(0.1)
Interest expense, net	$3.7	$4.3

The reconciliation between the U.S. federal statutory income tax rate and the effective income tax rate is presented below.

	Three months ended
	December 31,
	2022	2021
U.S. federal statutory income tax rate	21.0%	21.0%
Adjustments to reconcile to the effective tax rate:
State income taxes, net of federal benefit	3.4	3.9
Excess tax benefits related to stock-based compensation	0.7	(1.0)
Tax credits	(1.6)	(1.2)
Global Intangible Low-taxed Income	0.8	0.3
Foreign income tax rate differential	(1.6)	(0.7)
Nondeductible compensation	0.5	—
Valuation allowances	(0.2)	1.4
Other	0.5	0.5
Effective income tax rate	23.5%	24.2%

Segment Analysis

Water Flow Solutions

Net sales in the three months ended December 31, 2022 increased $10.7 million or 6.9% to $165.6 million as compared with $154.9 million in the prior year period primarily as a result of higher pricing across most of the segment’s product lines partially offset by lower volumes.

Gross profit in the three months ended December 31, 2022 decreased $5.5 million or 10.6% to $46.6 million from $52.1 million in the prior year period primarily as a result of lower volumes and higher cost of sales associated with unfavorable manufacturing performance, and inflation which were partially offset by higher pricing. Gross margin was 28.1% in the three months ended December 31, 2022 and 33.6% in the prior year period.

SG&A in the three months ended December 31, 2022 increased $1.6 million to $22.4 million from $20.8 million in the prior year period primarily due to higher personnel costs and sales commissions, investments in technology, inflation and increased travel and trade show expenditures. SG&A as a percentage of net sales was 13.5% and 13.4% in the three months ended December 31, 2022 and 2021, respectively.

Water Management Solutions

Net sales in the three months ended December 31, 2022 increased $31.8 million or 27.1% to $149.2 million as compared with $117.4 million in the prior year period, primarily as a result of higher pricing across most of the segment’s product lines as well as increased volumes.

Gross profit in the three months ended December 31, 2022 was $46.6 million as compared with $35.5 million in the prior year period. Gross margin increased to 31.2% in the three months ended December 31, 2022 as compared with 30.2% in the prior year period primarily as a result of higher pricing and increased volumes, partially offset by unfavorable manufacturing performance and inflation.

SG&A in the three months ended December 31, 2022 increased $3.0 million to $27.0 million from $24.0 million in the prior year period primarily due to higher personnel costs and sales commissions, and outside services, partially offset by foreign exchange gains. SG&A as a percentage of net sales was 18.1% and 20.4% in the three months ended December 31, 2022 and 2021, respectively.

Corporate

SG&A increased $2.0 million to $13.5 million in the three months ended December 31, 2022 as compared with $11.5 million in the three months ended December 31, 2021 primarily as a result of increased personnel costs and inflation.
Liquidity and Capital Resources
We had cash and cash equivalents on hand of $125.6 million at December 31, 2022 and $162.4 million of additional borrowing capacity under our ABL Agreement based on December 31, 2022 data. Undistributed earnings from our subsidiaries in Israel, Canada, and China are considered to be permanently invested outside the United States. At December 31, 2022, cash and cash equivalents included $48.3 million, $7.2 million, and $10.7 million in Israel, Canada, and China, respectively.
We declared a quarterly dividend of $0.061 per share on January 25, 2023, payable on or about February 21, 2023 to holders of record as of February 10, 2023, which will result in an estimated $9.5 million cash outlay.
We did not repurchase any of our outstanding common stock during the three months ended December 31, 2022 and had $100.0 million remaining of our share repurchase authorization.
The ABL and 4.0% Senior Notes contain customary representations and warranties, covenants and provisions governing an event of default.  The covenants restrict our ability to engage in certain specified activities, including but not limited to the payment of dividends and the redemption of our common stock.
Net cash used in operating activities was $6.5 million during the three months ended December 31, 2022 as compared with net cash provided by operating activities of $19.8 million in the prior year period. Inventory purchases increased during the three months ended December 31, 2022 as compared with the three months ended December 31, 2021 as a result of supply chain management and inflation. Additionally, the decline in cash as a result of operating activities during the comparable periods included: a deferred tax increase of $4.5 million, a pension expense increase of $1.8 million, and a $1.2 million increase in inventory reserves. Other current liabilities and other noncurrent liabilities decreased primarily as a result of the timing of payroll payments, the repayment of the CARES Act employer payroll tax deferral, interest payments, and the payment of restructuring expenses.

Capital expenditures were $9.9 million in the three months ended December 31, 2022 as compared with $11.0 million in the prior year period. Capital expenditures decreased primarily as a result of lower expenditures associated with the new Decatur foundry as compared with the prior year period. For fiscal year 2023, we have provided guidance that our capital expenditures are expected to be between $70.0 million and $80.0 million.
We anticipate that our existing cash, cash equivalents and borrowing capacity combined with our expected operating cash flows will be sufficient to meet our anticipated operating expenses, income tax payments, capital expenditures and debt service obligations as they become due through December 31, 2023. However, our ability to make these payments will depend largely on our future operating performance, which may be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control.

ABL Agreement
As of December 31, 2022, our ABL is provided by a consortium of banking institutions and consists of a revolving credit facility for up to $175.0 million in borrowings that expires on July 28, 2025. Included in the ABL is the ability to borrow up to $25.0 million of swing line loans and up to $60.0 million of letters of credit. The ABL permits us to increase the size of the credit facility by an additional $150.0 million in certain circumstances subject to adequate borrowing base availability.

Borrowings under the ABL bear interest at a floating rate equal to LIBOR plus an applicable margin ranging from 200 to 225 basis points, or a base rate, as defined in the ABL, plus an applicable margin range from 100 to 125 basis points. At December 31, 2022, the applicable margin was 200 basis points for LIBOR-based loans, and 100 basis points for base rate loans.

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

Substantially all of our U.S. subsidiaries are borrowers under the ABL and are jointly and severally liable for outstanding borrowings. Our obligations under the ABL are secured by a first-priority perfected lien on all of our U.S. inventories, accounts receivable, certain cash and other related assets.

The ABL includes a commitment fee for any unused borrowing capacity of 37.5 basis points per annum. Borrowings are not subject to any financial maintenance covenants unless excess availability is less than the greater of $17.5 million and 10% of the Loan Cap as defined in the ABL. Excess availability based on December 31, 2022 data was $162.4 million, as reduced by $12.4 million of outstanding letters of credit and $0.2 million of accrued fees and expenses.

4.0% Senior Unsecured Notes

On May 28, 2021, we privately issued $450.0 million of 4.0% Senior Unsecured Notes (“4.0% Senior Notes”), which mature on June 15, 2029 and bear interest at 4.0%, paid semi-annually in June and December. We capitalized $5.5 million of financing costs, which are being amortized over the term of the 4.0% Senior Notes using the effective interest method. Proceeds from the 4.0% Senior Notes, along with cash on hand, were used to redeem previously existing 5.5% Senior Notes. Substantially all of our U.S. subsidiaries guarantee the 4.0% Senior Notes, which are subordinate to borrowings under our ABL. Based on quoted market prices, which is a Level 1 measurement, the outstanding 4.0% Senior Notes had a fair value of $395.8 million at December 31, 2022.

An indenture securing the 4.0% Senior Notes (“Indenture”) contains customary covenants and events of default, including covenants that limit our ability to incur certain debt and liens. There are no financial maintenance covenants associated with the Indenture. We believe we were in compliance with these covenants at December 31, 2022.

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

	Moody’s		Standard & Poor’s
	December 31,	September 30,	December 31,	September 30,
	2022	2022	2022	2022
Corporate credit rating	Ba1	Ba1	BB	BB
ABL Agreement	Not rated	Not rated	Not rated	Not rated
4.0% Senior Notes	Ba1	Ba1	BB	BB
Outlook	Stable	Stable	Stable	Stable

Material Cash Requirements

We enter into a variety of contractual obligations as part of our normal operations in addition to capital expenditures. As of December 31, 2022, we have (i) debt obligations related to our $450.0 million 4.0% Senior Notes which mature in 2029 and include cash interest payments of $18.0 million in 2023 annually through 2029, (ii) cash obligations of $31.4 million for operating leases through 2033 and $1.4 million for finance leases through 2026, and (iii) purchase obligations for raw materials and other parts of approximately $154.0 million which we expect to incur during the next 12 months. We expect to fund these cash requirements from cash on hand and cash generated from operations.

Off-Balance Sheet Arrangements
We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose” entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, at December 31, 2022 we did not have any undisclosed borrowings, debt, derivative contracts or synthetic leases. Therefore, we were not exposed to any financing, liquidity, market or credit risk that could have arisen had we engaged in such relationships.

We use letters of credit and surety bonds in the ordinary course of business to ensure the performance of contractual obligations. At December 31, 2022, we had $12.4 million of letters of credit and $32.5 million of surety bonds outstanding.

Seasonality

Our business is seasonal as a result of the impact of cold weather conditions. Net sales and operating income historically have been lowest in the three-month periods ending December 31 and March 31 when the northern United States and all of Canada generally face weather conditions that restrict significant construction activity.

Critical Accounting Estimates

The preparation of financial statements in accordance with accounting GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. These estimates are based upon experience and on various other assumptions we believe to be reasonable under the circumstances. Actual results may differ from these estimates. We consider an accounting estimate to be critical if changes in the estimate that are reasonably likely to occur over time or the use of reasonably different estimates could have a material impact on our financial condition or results of operations. Our critical accounting estimates can be found in the “Critical Accounting Estimates” section in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s 2022 Annual Report on Form 10-K. There have been no changes in the Company’s determination of critical accounting policies and estimates since September 30, 2022.
Item 4.    CONTROLS AND PROCEDURES

There have been no changes in our internal control over financial reporting which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended December 31, 2022.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls can prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. There are inherent limitations in all control systems, including the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of one or more persons. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and, while our disclosure controls and procedures are designed to be effective under circumstances where they should reasonably be expected to operate effectively, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in any control system, misstatements due to error or fraud may occur and not be detected.

PART II OTHER INFORMATION
Item 1.    LEGAL PROCEEDINGS

Refer to the information provided in Note 10. to the Notes to the Condensed Consolidated Financial Statements presented in Item 1. of Part I of this report.

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

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended December 31, 2022, 131,670 shares were surrendered to us to pay the tax withholding obligations of participants in connection with the vesting of equity awards.

We did not repurchase any share of our common stock during the three months ended December 31, 2022, and we had $100.0 million remaining under our share repurchase authorization.

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
101*
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended December 31, 2022, formatted in XBRL (Extensible Business Reporting Language), (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Other Comprehensive Loss, (iv) the Condensed Consolidated Statements of Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*     Filed with this quarterly report
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MUELLER WATER PRODUCTS, INC.
Date:	February 3, 2023	By:	/s/ Suzanne G. Smith
Suzanne G. Smith
Chief Accounting Officer