Form 10-Q
period 2023-03-31
Mueller Water Products, Inc.
filed 2023-05-09
CIK 1350593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Large accelerated filer     ☒      Accelerated filer     ☐
Non-accelerated filer    ☐    Smaller reporting company ☐     Emerging growth company    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
There were 156,421,633 shares of common stock of the registrant outstanding at May 5, 2023.

PART I
Item 1.     FINANCIAL STATEMENTS
MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	September 30,
	2023	2022
	(in millions, except share amounts)
Assets:
Cash and cash equivalents	$89.2	$146.5
Receivables, net of allowance for credit losses of $6.3 million and $5.6 million	229.3	228.0
Inventories, net	321.8	278.7
Other current assets	29.3	26.8
Total current assets	669.6	680.0
Property, plant and equipment, net	304.9	301.6
Intangible assets, net	348.8	361.2
Goodwill	99.0	98.6
Other noncurrent assets	54.8	56.7
Total assets	$1,477.1	$1,498.1

Liabilities and stockholders’ equity:
Current portion of long-term debt	$0.9	$0.8
Accounts payable	103.7	122.8
Other current liabilities	86.7	117.4
Total current liabilities	191.3	241.0
Long-term debt	446.6	446.1
Deferred income taxes	86.8	86.3
Other noncurrent liabilities	51.5	55.4
Total liabilities	776.2	828.8

Commitments and contingencies (Note 10.)

Common stock: 600,000,000 shares authorized; 156,366,647 and 155,844,138 shares outstanding at March 31, 2023, and September 30, 2022, respectively	1.6	1.6
Additional paid-in capital	1,264.3	1,279.6
Accumulated deficit	(523.5)	(567.3)
Accumulated other comprehensive loss	(41.5)	(44.6)
Total stockholders’ equity	700.9	669.3
Total liabilities and stockholders’ equity	$1,477.1	$1,498.1

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended		Six months ended
	March 31,		March 31,
	2023	2022	2023	2022

	(in millions, except per share amounts)
Net sales	$332.9	$310.5	$647.7	$582.8
Cost of sales	235.1	217.7	456.7	402.4
Gross profit	97.8	92.8	191.0	180.4
Operating expenses:
Selling, general and administrative	64.2	58.0	127.1	114.3
Strategic reorganization and other charges (benefits)	0.7	0.6	(3.0)	3.0
Total operating expenses	64.9	58.6	124.1	117.3
Operating income	32.9	34.2	66.9	63.1
Other expenses (income):
Pension expense (benefit) other than service	1.0	(1.0)	1.9	(2.0)
Interest expense, net	3.9	4.5	7.6	8.8
Net other expenses	4.9	3.5	9.5	6.8
Income before income taxes	28.0	30.7	57.4	56.3
Income tax expense	6.7	7.1	13.6	13.3
Net income	$21.3	$23.6	$43.8	$43.0

Net income per share:
Basic	$0.14	$0.15	$0.28	$0.27
Diluted	$0.14	$0.15	$0.28	$0.27

Weighted average shares outstanding:
Basic	156.3	156.9	157.9	157.6
Diluted	156.9	157.5	158.5	158.4

Dividends declared per share	$0.061	$0.058	$0.122	$0.116

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three months ended		Six months ended
	March 31,		March 31,
	2023	2022	2023	2022

	(in millions)
Net income	$21.3	$23.6	$43.8	$43.0
Other comprehensive income (loss):
Pension actuarial amortization	0.9	0.4	1.8	0.8
Income tax effects	(0.3)	—	(0.6)	(0.1)
Foreign currency translation	(2.1)	(3.6)	1.9	2.1
Total other comprehensive income (loss), net	(1.5)	(3.2)	3.1	2.8
Comprehensive income	$19.8	$20.4	$46.9	$45.8

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Total
	(in millions)
Balance at September 30, 2022	$1.6	$1,279.6	$(567.3)	$(44.6)	$669.3
Net income	—	—	22.5	—	22.5
Dividends declared	—	(9.5)	—	—	(9.5)
Stock-based compensation	—	1.8	—	—	1.8
Shares retained for employee taxes	—	(1.5)	—	—	(1.5)
Common stock issued	—	0.6	—	—	0.6
Other comprehensive income, net of tax	—	—	—	4.6	4.6
Balance at December 31, 2022	$1.6	$1,271.0	$(544.8)	$(40.0)	$687.8
Net income	—	—	21.3	—	21.3
Dividends declared	—	(9.5)	—	—	(9.5)
Stock-based compensation	—	2.4	—	—	2.4
Common stock issued	—	0.4	—	—	0.4
Other comprehensive loss, net of tax	—	—	—	(1.5)	(1.5)
Balance at March 31, 2023	$1.6	$1,264.3	$(523.5)	$(41.5)	$700.9

	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Total
	(in millions)
Balance at September 30, 2021	$1.6	$1,342.2	$(643.9)	$(5.0)	$694.9
Net income	—	—	19.4	—	19.4
Dividends declared	—	(9.2)	—	—	(9.2)
Stock-based compensation	—	2.0	—	—	2.0
Shares retained for employee taxes	—	(1.9)	—	—	(1.9)
Stock repurchased under buyback program	—	(20.0)	—	—	(20.0)
Common stock issued	—	0.7	—	—	0.7
Other comprehensive income, net of tax	—	—	—	6.0	6.0
Balance at December 31, 2021	$1.6	$1,313.8	$(624.5)	$1.0	$691.9
Net income	—	—	23.6	—	23.6
Dividends declared	—	(9.1)	—	—	(9.1)
Stock-based compensation	—	2.4	—	—	2.4
Shares retained for employee taxes	—	0.1	—	—	0.1
Common stock issued	—	0.4	—	—	0.4
Other comprehensive loss, net of tax	—	—	—	(3.2)	(3.2)
Balance at March 31, 2022	$1.6	$1,307.6	$(600.9)	$(2.2)	$706.1
The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended
	March 31,
	2023	2022
	(in millions)
Operating activities:
Net income	$43.8	$43.0
Adjustments to reconcile net income to net cash (used in) provided by operating activities, net of acquisition:
Depreciation	16.3	16.0
Amortization	14.0	14.0
Gain on sale of assets	(3.7)	—
Stock-based compensation	4.2	4.4
Pension net periodic cost (benefit)	2.2	(1.3)
Deferred income taxes	0.1	6.1
Inventory reserves provision	1.7	3.3
Other, net	0.6	0.5
Changes in assets and liabilities, net of acquisition:
Receivables, net	(0.9)	(9.7)
Inventories	(44.5)	(47.5)
Other assets	(1.9)	(2.4)
Accounts payable	(19.3)	15.8
Other current liabilities	(30.9)	(36.0)
Other noncurrent liabilities	(3.9)	(5.4)
Net cash (used in) provided by operating activities	(22.2)	0.8
Investing activities:
Capital expenditures	(20.5)	(26.0)
Acquisition purchase price adjustment	—	0.2
Proceeds from sale of assets	5.1	—
Net cash used in investing activities	(15.4)	(25.8)
Financing activities:
Dividends paid	(19.0)	(18.3)
Employee taxes related to stock-based compensation	(1.5)	(1.8)
Common stock issued	1.0	1.1
Common stock repurchased under buyback program	—	(20.0)
Payments for finance lease obligations	(0.6)	(0.1)
Net cash used in financing activities	(20.1)	(39.1)
Effect of currency exchange rate changes on cash	0.4	0.7
Net change in cash and cash equivalents	(57.3)	(63.4)
Cash and cash equivalents at beginning of period	146.5	227.5
Cash and cash equivalents at end of period	$89.2	$164.1
The accompanying notes are an integral part of the condensed consolidated financial statements.

	Six months ended
	March 31,
	2023	2022

	(in millions)
Supplemental cash flow information:
Cash paid for interest, net	$8.2	$10.2
Cash paid for income taxes, net	$21.1	$15.6
The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2023
(UNAUDITED)
Note 1. Organization and Basis of Presentation
Mueller Water Products, Inc., a Delaware corporation, together with its consolidated subsidiaries, operates in two business segments: Water Flow Solutions and Water Management Solutions. These segments are based on a management reorganization that became effective October 1, 2021. Water Flow Solutions’ portfolio includes iron gate valves, specialty valves and service brass products. Water Management Solutions’ portfolio includes fire hydrants, repair and installation, natural gas, metering, leak detection, pressure control and software products and services. The “Company,” “we,” “us” or “our” refer to Mueller Water Products, Inc. and its subsidiaries. With regard to the Company’s segments, “we,” “us” or “our” may also refer to the segment being discussed.
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
Recently Adopted Accounting Pronouncements
In December 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848” (“ASU 2022-06”). ASU 2022-06 defers the sunset date for applying the reference rate reform relief in ASC 848 to December 31, 2024 from December 31, 2022. ASU 2022-06 became effective immediately upon issuance. In March 2020, the FASB issued ASU No. 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting" (“ASU 2020-04”). This guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference the London Inter Bank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued due to reference rate reform. ASU 2020-04 is effective from March 12, 2020, but may be adopted prospectively from a date within an interim period subsequent to March 12, 2020. We evaluated our contracts and the optional expedients provided by ASU 2020-04. We adopted ASU 2020-04 on October 1, 2021 and there was no material impact to our financial statements.

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

Restructuring
Between November 2019 and March 2021, we announced the purchase and closure of several facilities. We purchased a new facility in Kimball, Tennessee to support and enhance our investment in our Chattanooga, Tennessee large casting foundry and closed our facilities in Hammond, Indiana, Woodland, Washington and Surrey, British Columbia, Canada. We also completed the closure of our facility in Aurora, Illinois during our fiscal year 2022. The majority of the activities from these plants were transferred to our Kimball, Tennessee facility. In connection with these reorganizations, we recognized certain restructuring costs. During the three months ended December 31, 2022, we recorded a $4.0 million gain, before tax, on the sale of the Aurora, Illinois facility. The restructuring accrual amounts as of March 31, 2023 and September 30, 2022 were immaterial.
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

Advance payments and billings in excess of revenue are recognized and recorded as deferred revenue, the majority of which is classified as current based on the timing of when we expect to recognize revenue. We include current deferred revenue within Other current liabilities in the accompanying condensed consolidated balance sheets. Deferred revenue represents contract liabilities and is recorded when customers remit cash payments in advance of our satisfaction of performance obligations under contractual arrangements. Contract liabilities are reversed when the performance obligation is satisfied and revenue is recognized.

The table below represents the balances of our customer receivables and deferred revenue.

	March 31,	September 30,
	2023	2022

	(in millions)
Billed receivables	$231.7	$230.5
Unbilled receivables	3.9	3.1
Gross customer receivables	235.6	233.6
Allowance for credit losses	(6.3)	(5.6)
Receivables, net	$229.3	$228.0

Deferred revenue	$7.8	$8.1

Performance Obligations
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. Our performance obligations are satisfied at a point in time for sales of equipment or product over time for our software hosting and leak detection monitoring services. Performance obligations are supported by customer contracts, which provide frameworks for the nature of the distinct products or services. The transaction price is adjusted for our estimate of variable consideration which may include discounts and rebates. To estimate variable consideration, we apply the expected value or the most likely amount method, based on whichever method most appropriately predicts the amount of consideration we expect to receive. The method applied is typically based on historical experience and known trends. We constrain the amounts of variable consideration that are included in the transaction price, to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur or when uncertainties around the variable consideration are resolved.

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

We offer warranties to our customers which provide assurance that the products provided will function as intended and comply with any agreed-upon specifications. These warranties cannot be purchased separately from our products.

Costs to Obtain or Fulfill a Contract
Shipping and handling costs associated with freight activities after the customer has obtained control of a product are included in cost of sales at the time the related revenue is recognized.

We incur certain incremental costs to obtain a contract, which primarily relate to incremental sales commissions. Our sales commissions are paid based on a combination of orders and shipments, and we reserve the right to claw back any commissions in case of product returns, cancellations or lost collections. As the expected benefit associated with these incremental costs is generally one year or less based on the nature of the product sold and benefits received, we have applied the practical expedient and do not capitalize the related costs and expense them as incurred.
Note 3. Income Taxes

The reconciliation between the U.S. federal statutory income tax rate and the effective income tax rate is presented below.

	Three months ended		Six months ended
	March 31,		March 31,
	2023	2022	2023	2022
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%	21.0%
Adjustments to reconcile to the effective tax rate:
State income taxes, net of federal benefit	3.4	3.6	3.4	3.6
Excess tax benefits related to stock-based compensation	—	—	0.3	(0.2)
Tax credits	(1.5)	(1.3)	(1.5)	(1.3)
Global Intangible Low-Taxed Income	0.8	0.8	0.8	0.8
Foreign income tax rate differential	(1.6)	(1.4)	(1.6)	(1.4)
Nondeductible compensation	0.6	—	0.6	—
Valuation allowances	—	(0.3)	(0.2)	0.2
Other	1.2	0.7	0.9	0.9
Effective income tax rate	23.9%	23.1%	23.7%	23.6%

At March 31, 2023 and September 30, 2022, the gross liabilities for unrecognized income tax benefits were $4.9 million and $4.7 million, respectively, and are included in Other noncurrent liabilities.
Note 4. Borrowing Arrangements

The components of our long-term debt are as follows:

	March 31,	September 30,
	2023	2022

	(in millions)
4.0% Senior Notes	$450.0	$450.0
Finance leases	1.7	1.6
Total borrowings	451.7	451.6
Less: deferred financing costs	(4.2)	(4.7)
Less: current portion	(0.9)	(0.8)
Long-term debt	$446.6	$446.1

ABL Agreement. Our asset-based lending agreement, as amended, (“ABL”) is provided by a syndicate of banking institutions and consists of a revolving credit facility for up to $175.0 million in borrowing that expires on July 29, 2025. The ABL allows up to $25.0 million of swing line loans and up to $60.0 million of letters of credit. The ABL permits us to increase the size of the credit facility by an additional $150.0 million in certain circumstances subject to adequate borrowing base availability.

As of March 31, 2023, borrowings under the ABL bore interest at a floating rate equal to LIBOR plus an applicable margin range of 200 to 225 basis points, or a base rate, as defined in the ABL, plus an applicable margin range of from 100 to 125 basis points. At March 31, 2023 the applicable margin for LIBOR based loans was 200 basis points and for base rate loans was 100 basis points.

On April 5, 2023, we amended the ABL. This amendment replaced LIBOR-based loans with Secured Overnight Financing Rate (“SOFR”) based loans plus an adjustment of 10 basis points, among other immaterial modifications.

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

The ABL includes a commitment fee for any unused borrowing capacity of 37.5 basis points per annum. Borrowings are not subject to any financial maintenance covenants unless excess availability is less than the greater of $17.5 million and 10% of the Loan Cap as defined in the ABL. Excess availability based on March 31, 2023 data was $162.5 million, as reduced by $12.4 million of outstanding letters of credit and $0.1 million of accrued fees and expenses.

4.0% Senior Unsecured Notes. On May 28, 2021, we privately issued $450.0 million of 4.0% Senior Unsecured Notes (“4.0% Senior Notes”), which mature on June 15, 2029 and bear interest at 4.0%, paid semi-annually in June and December. We capitalized $5.5 million of financing costs which are being amortized over the term of the 4.0% Senior Notes using the effective interest method. Proceeds from the 4.0% Senior Notes, along with cash on hand, were used to redeem our previously existing 5.5% Unsecured Senior Notes. Substantially all of our United States subsidiaries guarantee the 4.0% Senior Notes, which are subordinate to borrowings under our ABL. Based on quoted market prices, which is a Level 1 measurement, the outstanding 4.0% Senior Notes had a fair value of $407.9 million at March 31, 2023.

An indenture governing the 4.0% Senior Notes (“Indenture”) contains customary covenants and events of default, including covenants that limit our ability to incur certain debt and liens. There are no financial maintenance covenants associated with the Indenture. We believe we were in compliance with these covenants at March 31, 2023.

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

Note 5. Retirement Plans

The components of net periodic costs (benefits) for our pension plans are presented below.

	Three months ended		Six months ended
	March 31,		March 31,
	2023	2022	2023	2022
	(in millions)
Service cost	$0.2	$0.3	$0.4	$0.6
Pension costs (benefits) other than service:
Interest cost	3.5	2.4	7.0	4.8
Expected return on plan assets	(3.4)	(3.8)	(6.9)	(7.6)
Amortization of actuarial net loss	0.9	0.4	1.8	0.8
Pension costs (benefits) other than service	1.0	(1.0)	1.9	(2.0)
Net periodic costs (benefits)	$1.2	$(0.7)	$2.3	$(1.4)

The amortization of actuarial losses, net of tax, is recorded as a component of other comprehensive income (loss).

Note 6. Stock-based Compensation Plans

We grant various forms of stock-based compensation, including market-based restricted stock units (“MRSUs”), restricted stock units, stock options and performance-based restricted stock units (“PRSUs”) under our Amended and Restated 2006 Mueller Water Products, Inc. Stock Incentive Plan (the “2006 Stock Plan”), Phantom Plan instruments under our Mueller Water Products, Inc. 2012 Phantom Plan, and Employee stock purchase plan instruments under our 2006 Employee Stock Purchase Plan. Grants issued during the six months ended March 31, 2023 are as follows:

	Number granted	Weighted average grant date fair value per instrument	Total grant date fair value (in millions)
Quarter ended December 31, 2022
MRSUs	166,284	$15.08	$2.5
PRSUs	166,284	$11.41	$1.9
Restricted stock units	228,692	$11.39	$2.6
Phantom Plan instruments	267,093	$11.41	$3.0
Non-qualified stock options	573,279	$3.31	$1.9
Employee stock purchase plan instruments	47,463	$2.56	$0.1
Total - Quarter ended December 31, 2022			$12.0

Quarter ended March 31, 2023
Restricted stock units	82,769	$13.89	$1.1
Phantom Plan instruments	8,367	$13.42	$0.1
Employee stock purchase plan instruments	56,066	$2.28	$0.1
Total - Quarter ended March 31, 2023			$1.3
Total - Year to date ended March 31, 2023			$13.3

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

Compensation expense attributed to MRSUs is based on the fair value of the awards on their respective grant dates, as determined using a Monte Carlo model. For these awards, compensation expense is recognized even if the awards are not earned or vested. The assumptions used to determine the grant date fair value are indicated below for awards granted to date during the current fiscal year.

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

At March 31, 2023, the outstanding Phantom Plan instruments had a fair value of $13.94 per instrument and our liability for Phantom Plan instruments was $2.5 million and is included within Other current and Other noncurrent liabilities.

Stock options generally vest ratably over three years on each anniversary date. Compensation expense attributed to stock options is based on the fair value of the awards on their respective grant dates, using a Black-Scholes model. The assumptions used to determine the grant date fair value are indicated below for awards granted to date during the current fiscal year.

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

We issued 282,472 shares of common stock to settle PRSUs vested during the six months ended March 31, 2023; no shares of common stock were issued to settle PRSUs vested during the three months ended March 31, 2023. Additionally, we issued 87,975 and 216,023 shares of common stock to settle restricted stock units vested during the three and six months ended March 31, 2023, respectively. Finally, we issued 24,217 and 61,951 shares of common stock to settle stock options exercised during the three and six months ended March 31, 2023. Common shares totaling 1,633 and 136,936 were surrendered to us to pay the applicable tax withholding obligations of equity award participants for the three and six months ended March 31, 2023.

Operating income included stock-based compensation expense of $3.4 million and $2.5 million during the three months ended March 31, 2023 and 2022, respectively. Operating income included stock-based compensation expense of $6.2 million and $5.1 million during the six months ended March 31, 2023 and 2022, respectively. At March 31, 2023, there was approximately $14.9 million of unrecognized compensation expense related to stock-based compensation arrangements, which will be expensed through February 2026.

We excluded 998,607 and 944,631 stock-based compensation instruments from the calculations of diluted earnings per share in the three months ended March 31, 2023 and 2022, respectively, and 1,269,484 and 563,299 for the six months ended March 31, 2023 and 2022, respectively, since their inclusion would have been antidilutive.

Note 7. Supplemental Balance Sheet Information
Selected supplemental asset information is presented below.

	March 31,	September 30,
	2023	2022

	(in millions)
Inventories:
Purchased components and raw materials	$197.1	$181.8
Work in process, net	60.5	56.8
Finished goods, net	64.2	40.1
Total inventories	$321.8	$278.7

Other current assets:
Prepaid expenses	$17.7	$14.6
Non-trade receivables	1.7	1.6
Maintenance and repair supplies and tooling	3.8	2.8
Income taxes	0.8	0.8
Workers’ compensation reimbursement receivable	1.4	2.6
Other current assets	3.9	4.4
Total other current assets	$29.3	$26.8

Property, plant and equipment:
Land	$6.6	$5.7
Buildings	103.9	87.6
Machinery and equipment	501.3	456.0
Construction in progress	53.6	104.7
Total property, plant and equipment	665.4	654.0
Accumulated depreciation	(360.5)	(352.4)
Property, plant and equipment, net	$304.9	$301.6

Other noncurrent assets:
Operating lease right-of-use assets	$24.3	$26.0
Maintenance and repair supplies and tooling	21.0	20.4
Workers’ compensation reimbursement receivable	2.8	3.6
Pension asset	0.2	0.6
Note receivable	1.8	1.7
Deferred financing fees	0.8	1.0
Other noncurrent assets	3.9	3.4
Total other noncurrent assets	$54.8	$56.7

Selected supplemental liability information is presented below.

	March 31,	September 30,
	2023	2022

	(in millions)
Other current liabilities:
Compensation and benefits	$29.3	$40.2
Customer rebates	8.5	16.2
Income taxes payable	0.3	7.5
Warranty accrual	7.6	6.5
Deferred revenue	7.8	8.1
Refund liability	5.3	4.2
Taxes other than income taxes	4.3	4.4
Operating lease liabilities	4.8	4.4
Workers’ compensation accrual	2.9	4.6
CARES Act payroll tax liabilities	—	4.4
Restructuring liabilities	1.2	3.3
Environmental liabilities	0.7	0.7
Interest payable	5.3	5.3
Other current liabilities	8.7	7.6
Total other current liabilities	$86.7	$117.4

Other noncurrent liabilities:
Operating lease liabilities	$20.6	$22.4
Warranty accrual	3.4	4.2
Transition tax liability	3.1	4.1
Uncertain tax position liability	4.9	4.7
NMTC liability	3.9	3.9
Workers’ compensation accrual	6.3	6.5
Asset retirement obligation	3.6	3.6
Deferred development grant	2.5	2.5
Other noncurrent liabilities	3.2	3.5
Total other noncurrent liabilities	$51.5	$55.4

Goodwill
Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis each September 1st and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.
The following table summarizes information concerning our goodwill, all of which is within our Water Management Solutions segment, during the six months ended March 31, 2023, in millions.

Balance at September 30, 2022:
Goodwill	$822.7
Accumulated impairment	(724.1)
Goodwill, net	98.6
Activity during the six months ended March 31, 2023:
Change in foreign currency exchange rates	0.4
Balance at March 31, 2023	$99.0

Note 8. Segment Information

We have two reportable segments, Water Flow Solutions and Water Management Solutions. Water Flow Solutions’ portfolio includes iron gate valves, specialty valves and service brass products. Water Management Solutions’ portfolio includes fire hydrants, repair and installation, natural gas, metering, leak detection, pressure control and software products and services. Summarized financial information for our segments is presented below.

	Three months ended		Six months ended
	March 31,		March 31,
	2023	2022	2023	2022

	(in millions)
Net sales, excluding intercompany:
Water Flow Solutions	$157.2	$183.9	$322.8	$338.8
Water Management Solutions	175.7	126.6	324.9	244.0
	$332.9	$310.5	$647.7	$582.8
Operating income (loss):
Water Flow Solutions	$15.2	$35.4	$39.4	$66.7
Water Management Solutions	31.7	11.7	51.3	23.2
Corporate	(14.0)	(12.9)	(23.8)	(26.8)
	$32.9	$34.2	$66.9	$63.1
Depreciation and amortization:
Water Flow Solutions	$7.8	$7.5	$15.5	$14.9
Water Management Solutions	7.7	7.3	14.7	15.0
Corporate	—	—	0.1	0.1
	$15.5	$14.8	$30.3	$30.0
Strategic reorganization and other charges (benefits):
Water Flow Solutions	$—	$—	$—	$—
Water Management Solutions	0.2	0.1	0.2	0.1
Corporate	0.5	0.5	(3.2)	2.9
	$0.7	$0.6	$(3.0)	$3.0
Capital expenditures:
Water Flow Solutions	$7.8	$12.1	$15.6	$21.5
Water Management Solutions	2.8	2.9	4.9	4.5
Corporate	—	—	—	—
	$10.6	$15.0	$20.5	$26.0
Water Flow Solutions disaggregated net revenue:
Central	$44.0	$50.7	$88.0	$91.2
Northeast	30.4	31.1	61.7	61.1
Southeast	28.6	40.7	62.0	78.0
West	36.4	45.8	85.6	83.9
United States	139.4	168.3	297.3	314.2
Canada	15.0	14.0	19.4	21.9
Other international locations	2.8	1.6	6.1	2.7
	$157.2	$183.9	$322.8	$338.8
Water Management Solutions disaggregated net revenue:
Central	$44.3	$34.6	$85.8	$63.4
Northeast	40.6	28.4	71.8	52.7
Southeast	39.4	26.3	72.7	51.8
West	32.7	22.3	61.8	47.0
United States	157.0	111.6	292.1	214.9
Canada	12.6	8.7	19.9	16.3
Other international locations	6.1	6.3	12.9	12.8
	$175.7	$126.6	$324.9	$244.0

Note 9. Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) is as follows:

	Pension, net of tax	Foreign currency translation	Total

	(in millions)
Balance at September 30, 2022	$(36.3)	$(8.3)	$(44.6)
Current period other comprehensive income	1.2	1.9	3.1
Balance at March 31, 2023	$(35.1)	$(6.4)	$(41.5)

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

On July 13, 2010, Rohcan Investments Limited, the former owner of property leased by Mueller Canada Ltd. and located in Milton, Ontario, filed a lawsuit against Mueller Canada Ltd. and its directors seeking C$10.0 million in damages arising from the defendants’ alleged environmental contamination of the property and breach of lease. On November 15, 2022, Mueller Canada Ltd. agreed to pay Rohcan Investments Limited C$1.5 million in settlement of all liability, damages and other claims related to the lawsuit. We have paid the settlement amount to Rohcan Investments Limited, and are pursuing indemnification from a former owner for certain potential liabilities that were alleged in this lawsuit.

The purchaser of U.S. Pipe has been identified as a “potentially responsible party” (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act in connection with a former manufacturing facility operated by U.S. Pipe that was in the vicinity of a proposed Superfund site located in North Birmingham, Alabama. Under the terms of the acquisition agreement relating to our sale of U.S. Pipe, we agreed to indemnify the purchaser for certain environmental liabilities, including those arising out of the former manufacturing site in North Birmingham. Accordingly, the purchaser tendered the matter to us for indemnification, which we accepted. Ultimate liability for the site will depend on many factors that have not yet been determined, including the determination of the Environmental Protection Agency’s remediation costs, the number and financial viability of the other PRPs (there are four other PRPs currently) and the determination of the final allocation of the costs among the PRPs. Since the amounts of such costs cannot be reasonably estimated at this time, no amounts have been accrued for this matter at March 31, 2023.

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

Mass Shooting Event at our Mueller Co. Facility in Albertville, Alabama. On June 15, 2021, we experienced a mass shooting event at our Mueller Co. facility in Albertville, Alabama. Various claims arising from the event have been filed to date, and we anticipate that additional claims may be made and that liability under such claims, if any, is not expected to have a materially adverse effect on our results of operations or cash flows. However, the outcome of these claims, or legal proceedings, and related effects arising from this event cannot be predicted with certainty.

Indemnification. We are a party to contracts in which it is common for us to agree to indemnify third parties for certain liabilities that arise out of or relate to the subject matter of the contract. In some cases, this indemnity extends to related liabilities arising from the negligence of the indemnified parties, but usually excludes any liabilities caused by gross negligence or willful misconduct. We cannot estimate the potential amount of future payments under these indemnities unless events arise that would trigger a liability under the indemnities.

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
Note 11. Subsequent Events
On April 5, 2023, we amended our ABL to replace LIBOR-based loans with SOFR-based loans plus a 10 basis point adjustment, among other immaterial modifications.

On April 25, 2023, our Board of Directors declared a dividend of $0.061 per share on our common stock, payable on or about May 22, 2023 to stockholders of record at the close of business on May 10, 2023.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto that appear elsewhere in this report. This report contains certain statements that may be deemed “forward-looking statements” within the meaning of the federal securities laws. All statements that address activities, events or developments that the Company intends, expects, plans, projects, believes or anticipates will or may occur in the future are forward-looking statements, including, without limitation, statements regarding outlooks, projections, forecasts, expectations, commitments, trend descriptions and the ability to capitalize on trends, value creation, Board and committee composition plans, long-term strategies and the execution or acceleration thereof, operational improvements, the benefits of capital investments, financial or operating performance including improving sales growth and driving increased margins, capital allocation and growth strategy plans, the Company’s product portfolio positioning and the demand for the Company’s products. Forward-looking statements are based on certain assumptions and assessments made by the Company in light of the Company’s experience and perception of historical trends, current conditions and expected future developments.
Actual results and the timing of events may differ materially from those contemplated by the forward-looking statements due to a number of factors, without limitation, including the future impact of the COVID-19 pandemic on the Company’s operations and results, including effects on the financial health of customers (including collections); logistical challenges and supply chain disruptions, geopolitical conditions, or other events; an inability to realize the anticipated benefits from our operational initiatives, including our large capital investments in Chattanooga and Kimball, Tennessee, and Decatur, Illinois, plant closures, and our reorganization and related strategic realignment activities; an inability to attract or retain a skilled and diverse workforce, increased competition related to the workforce and labor markets; an inability to protect the Company’s information systems against service interruption, misappropriation of data or breaches of security; failure to comply with personal data protection and privacy laws; cyclical and changing demand in core markets such as municipal spending, residential construction, and natural gas distribution; government monetary or fiscal policies; the impact of adverse weather conditions; the impact of manufacturing and product performance; the impact of wage, commodity and materials price inflation; foreign exchange rate fluctuations; the impact of warranty claims; an inability to successfully resolve significant legal proceedings or government investigations; compliance with environmental, trade and anti-corruption laws and regulations; climate change and legal or regulatory responses thereto; changing regulatory, trade and tariff conditions; the failure to integrate and/or realize any of the anticipated benefits of recent acquisitions or divestitures; an inability to achieve some or all of our Environmental, Social, and Governance goals; and other factors that are described in the section entitled “RISK FACTORS” in Item 1A of the Company’s most recent Annual Report on Form 10-K and later filings on Form 10-Q, as applicable.

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
Overview
Business
Approximately 60% to 65% of our 2022 net sales were associated with repair and replacement directly related to municipal water infrastructure spending, approximately 25% to 30% of net sales were related to residential construction activity and less than 10% of net sales were related to natural gas utilities spending.
We expect the operating environment during fiscal year 2023 to be very challenging as a result of the ongoing inflationary pressures, labor challenges and the slowdown in residential construction. We anticipate healthy demand in the municipal repair and replacement market due to favorable budgets, especially at larger municipalities. While demand from the new residential construction end market was at healthy levels during our fiscal year 2022, especially for lot and land development activity, we anticipate that activity levels will slow in 2023 based on higher interest rates leading to a decrease in demand for new residential housing. In April 2023, Blue Chip Economic Indicators forecasted a 17.4% decrease in housing starts for the calendar year 2023 as compared to the calendar year 2022.
We continue to experience inflation and supply chain disruptions, including from the war in Ukraine and the pandemic, which have impacted the availability of some raw materials for our manufacturing facilities and our suppliers. In addition, we continue to incur additional costs at our facilities associated with unfavorable manufacturing performance and labor which have contributed to higher costs to manufacture our products and in our capital expenditures. We expect challenging conditions to persist during our fiscal year 2023. We will continue to closely monitor the impact of the war in Ukraine, COVID-19 and the challenging market conditions discussed above and the related uncertainties and risks on our business.

We have two reportable segments: Water Flow Solutions and Water Management Solutions. Water Flow Solutions’ portfolio includes iron gate valves, specialty valves and service brass products. Water Flow Solutions represented 57% of our fiscal 2022 net sales. Water Management Solutions’ portfolio includes fire hydrants, repair and installation, natural gas, metering, leak detection, pressure control and software products and services. Water Management Solutions represented 43% of our fiscal 2022 net sales.

Results of Operations

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

	Three months ended March 31, 2023
	Water Flow Solutions	Water Management Solutions	Corporate	Total

	(in millions)
Net sales	$157.2	$175.7	$—	$332.9
Gross profit	$37.2	$60.6	$—	$97.8
Operating expenses:
Selling, general and administrative	22.0	28.7	13.5	64.2
Strategic reorganization and other charges	—	0.2	0.5	0.7
Total operating expenses	22.0	28.9	14.0	64.9
Operating income (loss)	$15.2	$31.7	$(14.0)	32.9
Non-operating expenses:
Pension expense other than service				1.0
Interest expense, net				3.9
Income before income taxes				28.0
Income tax expense				6.7
Net income				$21.3

	Three months ended March 31, 2022
	Water Flow Solutions	Water Management Solutions	Corporate	Total

	(in millions)
Net sales	$183.9	$126.6	$—	$310.5
Gross profit	$57.0	$35.8	$—	$92.8
Operating expenses:
Selling, general and administrative	21.6	24.0	12.4	58.0
Strategic reorganization and other charges	—	0.1	0.5	0.6
Total operating expenses	21.6	24.1	12.9	58.6
Operating income (loss)	$35.4	$11.7	$(12.9)	34.2
Non-operating expenses:
Pension benefit other than service				(1.0)
Interest expense, net				4.5
Income before income taxes				30.7
Income tax expense				7.1
Net income				$23.6

Consolidated Analysis
Net sales in the three months ended March 31, 2023 increased $22.4 million or 7.2% to $332.9 million as compared with $310.5 million in the prior year period primarily as a result of higher pricing across most of our product lines and increased volumes in our Water Management Solutions segment, which was partially offset by lower volumes in certain products in the Water Flow Solutions segment.

Gross profit in the three months ended March 31, 2023 increased $5.0 million or 5.4% to $97.8 million from $92.8 million in the prior year period primarily as a result of higher pricing across most of our product lines, which was partially offset by higher cost of sales and lower volumes in certain products. The higher cost of sales was primarily a result of inflation and unfavorable manufacturing performance due to outsourcing costs, product mix, supply chain disruptions and machine downtime mainly in our foundry operations. Gross margin was 29.4% in the three months ended March 31, 2023 as compared with 29.9% in the prior year period.

Selling, general and administrative expenses (“SG&A”) in the three months ended March 31, 2023 increased $6.2 million or 10.7% to $64.2 million from $58.0 million in the prior year period primarily due to inflation, deferred compensation expense, consulting and legal fees and increased travel and trade show expenditures. SG&A as a percentage of net sales was 19.3% and 18.7% for the three months ended March 31, 2023 and March 31, 2022, respectively.

Strategic reorganization and other charges in the three months ended March 31, 2023 was $0.7 million which primarily consisted of severance and certain transaction-related expenses. Strategic reorganization and other charges for the three months ended March 31, 2022 was $0.6 million, which primarily consisted of costs associated with the closures of our facilities in Aurora, Illinois and Surrey, British Columbia, Canada.

Net interest expense in the three months ended March 31, 2023 declined $0.6 million or 13.3% to $3.9 million as compared with $4.5 million in the prior year period primarily due to higher interest income as a result of higher interest rates. The components of net interest expense are provided below.

	Three months ended
	March 31,
	2023	2022

	(in millions)
4.0% Senior Notes	$4.5	$4.5
Deferred financing costs amortization	0.3	0.3
ABL Agreement	0.2	0.2
Capitalized interest	(0.8)	(0.6)
Other interest cost	0.2	0.2
Total interest expense	4.4	4.6
Interest income	(0.5)	(0.1)
Interest expense, net	$3.9	$4.5

The reconciliation between the U.S. federal statutory income tax rate and the effective income tax rate is presented below.

	Three months ended
	March 31,
	2023	2022
U.S. federal statutory income tax rate	21.0%	21.0%
Adjustments to reconcile to the effective tax rate:
State income taxes, net of federal benefit	3.4	3.6
Tax credits	(1.5)	(1.3)
Global Intangible Low-taxed Income	0.8	0.8
Foreign income tax rate differential	(1.6)	(1.4)
Nondeductible compensation	0.6	—
Valuation allowances	—	(0.3)
Other	1.2	0.7
Effective income tax rate	23.9%	23.1%

Segment Analysis

Water Flow Solutions

Net sales in the three months ended March 31, 2023 decreased $26.7 million or 14.5% to $157.2 million as compared with $183.9 million in the prior year period primarily as a result of lower volumes for iron gate and service brass products partially offset by higher pricing across most of the segment’s product lines.

Gross profit in the three months ended March 31, 2023 decreased $19.8 million or 34.7% to $37.2 million from $57.0 million in the prior year period primarily as a result of lower volumes and higher cost of sales associated with unfavorable manufacturing performance and inflation, which were partially offset by higher pricing. Gross margin was 23.7% in the three months ended March 31, 2023 and 31.0% in the prior year period.

SG&A in the three months ended March 31, 2023 increased $0.4 million to $22.0 million from $21.6 million in the prior year period primarily as a result of inflation. SG&A as a percentage of net sales was 14.0% and 11.7% in the three months ended March 31, 2023 and 2022, respectively.

Water Management Solutions

Net sales in the three months ended March 31, 2023 increased $49.1 million or 38.8% to $175.7 million as compared with $126.6 million in the prior year period primarily as a result of higher volumes, mainly in hydrant and water application products, and increased pricing across most of the segment’s product lines.

Gross profit in the three months ended March 31, 2023 was $60.6 million as compared with $35.8 million in the prior year period. Gross margin increased to 34.5% in the three months ended March 31, 2023 as compared with 28.3% in the prior year period primarily as a result of higher pricing and increased volumes, which were partially offset by higher cost of sales associated with inflation and unfavorable manufacturing performance.

SG&A in the three months ended March 31, 2023 increased $4.7 million to $28.7 million from $24.0 million in the prior year period primarily due to higher personnel costs, professional fees and investments in engineering related to new product development. SG&A as a percentage of net sales was 16.3% and 19.0% in the three months ended March 31, 2023 and 2022, respectively.

Corporate

SG&A increased $1.1 million to $13.5 million in the three months ended March 31, 2023 as compared with $12.4 million in the three months ended March 31, 2022 primarily as a result of deferred compensation expense and inflation.

Six Months Ended March 31, 2023 Compared to Six Months Ended March 31, 2022

	Six months ended March 31, 2023
	Water Flow Solutions	Water Management Solutions	Corporate	Total

	(in millions)
Net sales	$322.8	$324.9	$—	$647.7
Gross profit	83.8	107.2	—	$191.0
Operating expenses:
Selling, general and administrative	44.4	55.7	27.0	127.1
Strategic reorganization and other charges (benefits)	—	0.2	(3.2)	(3.0)
Total operating expenses	44.4	55.9	23.8	124.1
Operating income (loss)	$39.4	$51.3	$(23.8)	66.9
Non-operating expenses:
Pension expense other than service				1.9
Interest expense, net				7.6
Income before income taxes				57.4
Income tax expense				13.6
Net income				$43.8

	Six months ended March 31, 2022
	Water Flow Solutions	Water Management Solutions	Corporate	Total

	(in millions)
Net sales	$338.8	$244.0	$—	$582.8
Gross profit	109.1	71.3	—	$180.4
Operating expenses:
Selling, general and administrative	42.4	48.0	23.9	114.3
Strategic reorganization and other charges	—	0.1	2.9	3.0
Total operating expenses	42.4	48.1	26.8	117.3
Operating income (loss)	$66.7	$23.2	$(26.8)	63.1
Non-operating expenses:
Pension benefit other than service				(2.0)
Interest expense, net				8.8
Income before income taxes				56.3
Income tax expense				13.3
Net income				$43.0

Consolidated Analysis
Net sales in the six months ended March 31, 2023 increased $64.9 million or 11.1% to $647.7 million as compared with $582.8 million in the prior period primarily as a result of higher pricing across most of our product lines partially offset by lower volumes in certain products in the Water Flow Solutions segment.
Gross profit in the six months ended March 31, 2023 increased $10.6 million or 5.9% to $191.0 million from $180.4 million in the prior year period primarily as a result of higher pricing, which was partially offset by unfavorable manufacturing performance, including outsourcing costs, supply chain disruptions, inflation and lower volumes in certain products. Gross margin was 29.5% in the six months ended March 31, 2023 as compared with 31.0% in the prior year period.

SG&A in the six months ended March 31, 2023 increased $12.8 million or 11.2% to $127.1 million from $114.3 million in the prior year period primarily as a result of professional fees, inflation, increased travel and entertainment expenses and personnel expenses. SG&A as a percentage of net sales was 19.6% in each of the six months ended March 31, 2023 and 2022.

Strategic reorganization and other charges in the six months ended March 31, 2023 was a benefit of $3.0 million which primarily related to a gain from the sale of our Aurora, Illinois facility partially offset by transaction expenses. Strategic reorganization and other charges in the six months ended March 31, 2022 was $3.0 million, which primarily related to the Albertville tragedy and restructuring activities.
Net interest expense in the six months ended March 31, 2023 decreased $1.2 million or 13.6% to $7.6 million as compared with the prior year period of $8.8 million primarily as a result of increased interest income associated with higher interest rates. The components of net interest expense are provided below.

	Six months ended
	March 31,
	2023	2022

	(in millions)
4.0% Senior Notes	$9.0	$9.0
Deferred financing costs amortization	0.6	0.5
ABL Agreement	0.4	0.4
Capitalized interest	(1.5)	(1.2)
Other interest cost	0.3	0.3
Total interest expense	8.8	9.0
Interest income	(1.2)	(0.2)
Interest expense, net	$7.6	$8.8
The reconciliation between the U.S. federal statutory income tax rate and the effective income tax rate is presented below.

	Six months ended
	March 31,
	2023	2022
U.S. federal statutory income tax rate	21.0%	21.0%
Adjustments to reconcile to the effective tax rate:
State income taxes, net of federal benefit	3.4	3.6
Excess tax benefits related to stock-based compensation	0.3	(0.2)
Tax credits	(1.5)	(1.3)
Global Intangible Low-taxed Income	0.8	0.8
Foreign income tax rate differential	(1.6)	(1.4)
Nondeductible compensation	0.6	—
Valuation allowances	(0.2)	0.2
Other	0.9	0.9
Effective income tax rate	23.7%	23.6%

Segment Analysis
Water Flow Solutions
Net sales in the six months ended March 31, 2023 decreased $16.0 million or 4.7% to $322.8 million as compared with $338.8 million in the prior year period primarily as a result of lower sales volume across several of the segment’s product lines partially offset by increased pricing across most product lines.
Gross profit in the six months ended March 31, 2023 decreased $25.3 million or 23.2% to $83.8 million from $109.1 million in the prior year period primarily as a result of lower volumes and higher cost of sales associated with unfavorable manufacturing performance and inflation which were partially offset by higher pricing. Gross margin was 26.0% in the six months ended March 31, 2023 and 32.2% in the prior year period.
SG&A in the six months ended March 31, 2023 increased $2.0 million or 4.7% to $44.4 million from $42.4 million in the prior year period primarily as a result of legal and consulting fees and higher costs associated with inflation. SG&A as a percentage of net sales was 13.8% and 12.5% in the six months ended March 31, 2023 and 2022, respectively.
Water Management Solutions
Net sales in the six months ended March 31, 2023 increased $80.9 million or 33.2% to $324.9 million as compared with $244.0 million in the prior year period primarily as a result of higher pricing across most of the segment’s product lines and increased volumes.
Gross profit in the six months ended March 31, 2023 increased $35.9 million or 50.4% to $107.2 million as compared with $71.3 million in the prior year period. Gross margin increased to 33.0% in the six months ended March 31, 2023 as compared with 29.2% in the prior year period primarily as a result of higher pricing and higher volumes partially offset by unfavorable manufacturing performance and inflation.
SG&A increased $7.7 million or 16.0% to $55.7 million from $48.0 million in the prior year period primarily as a result of legal and consulting fees, personnel expenses, inflation, investments in engineering and increased travel and trade show expenditures. SG&A as a percentage of net sales was 17.1% and 19.7% in the six months ended March 31, 2023 and 2022, respectively.
Corporate
SG&A increased $3.1 million or 13.0% to $27.0 million in the six months ended March 31, 2023 as compared with $23.9 million in the six months ended March 31, 2022 primarily as a result of higher personnel expenses, inflation and consulting fees.
Liquidity and Capital Resources
We had cash and cash equivalents on hand of $89.2 million at March 31, 2023 and $162.5 million of additional borrowing capacity under our ABL based on March 31, 2023 data. Undistributed earnings from our subsidiaries in Israel, Canada, and China are considered to be permanently invested outside the United States. At March 31, 2023, cash and cash equivalents included $46.4 million, $1.5 million, and $9.4 million in Israel, Canada, and China, respectively.
We declared a quarterly dividend of $0.061 per share on April 25, 2023, payable on or about May 22, 2023 to holders of record as of May 10, 2023, which will result in an estimated $9.5 million cash outlay.
We did not repurchase any of our outstanding common stock during the six months ended March 31, 2023 and had $100.0 million remaining of our share repurchase authorization.
The ABL and 4.0% Senior Notes contain customary representations and warranties, covenants and provisions governing an event of default.  The covenants restrict our ability to engage in certain specified activities, including but not limited to the payment of dividends and the redemption of our common stock.
Net cash used in operating activities was $22.2 million during the six months ended March 31, 2023 as compared with net cash provided by operating activities of $0.8 million in the prior year period. The decrease in net operating cash flow was primarily a result of higher Accounts payable turnover offset by higher collections of Receivables.
Capital expenditures were $20.5 million in the six months ended March 31, 2023 as compared with $26.0 million in the prior year period. Capital expenditures decreased primarily as a result of lower expenditures associated with the new Decatur foundry as compared with the prior year period. For fiscal year 2023, we have provided guidance that our capital expenditures are expected to be between $60.0 million and $70.0 million.
We anticipate that our existing cash, cash equivalents and borrowing capacity combined with our expected operating cash flows will be sufficient to meet our anticipated operating expenses, income tax payments, capital expenditures and debt service obligations as they become due through the twelve months from the date of this filing. However, our ability to make these payments will depend largely on our future operating performance, which may be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control.

ABL Agreement
Our ABL is provided by a syndicate of banking institutions and consists of a revolving credit facility for up to $175.0 million in borrowings that expires on July 28, 2025. The ABL permits us to borrow up to $25.0 million of swing line loans and up to $60.0 million of letters of credit. The ABL permits us to increase the size of the credit facility by an additional $150.0 million in certain circumstances subject to adequate borrowing base availability.

As of March 31, 2023, borrowings under the ABL bore interest at a floating rate equal to LIBOR plus an applicable margin ranging from 200 to 225 basis points, or a base rate, as defined in the ABL, plus an applicable margin range from 100 to 125 basis points. At March 31, 2023, the applicable margin was 200 basis points for LIBOR-based loans, and 100 basis points for base rate loans.

On April 5, 2023, we amended our ABL to replace LIBOR-based loans with SOFR-based loans plus a 10 basis point adjustment, among other immaterial modifications. The applicable margin on borrowings remained unchanged following the amendment to the ABL.

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

The ABL includes a commitment fee for any unused borrowing capacity of 37.5 basis points per annum. Borrowings are not subject to any financial maintenance covenants unless excess availability is less than the greater of $17.5 million and 10% of the Loan Cap as defined in the ABL. Excess availability based on March 31, 2023 data was $162.5 million, as reduced by $12.4 million of outstanding letters of credit and $0.1 million of accrued fees and expenses.

4.0% Senior Unsecured Notes

On May 28, 2021, we privately issued $450.0 million of 4.0% Senior Unsecured Notes (“4.0% Senior Notes”), which mature on June 15, 2029 and bear interest at 4.0%, paid semi-annually in June and December. We capitalized $5.5 million of financing costs, which are being amortized over the term of the 4.0% Senior Notes using the effective interest method. Proceeds from the 4.0% Senior Notes, along with cash on hand, were used to redeem previously existing 5.5% Unsecured Senior Notes. Substantially all of our U.S. subsidiaries guarantee the 4.0% Senior Notes, which are subordinate to borrowings under our ABL. Based on quoted market prices, which is a Level 1 measurement, the outstanding 4.0% Senior Notes had a fair value of $407.9 million at March 31, 2023.

An indenture governing the 4.0% Senior Notes (“Indenture”) contains customary covenants and events of default, including covenants that limit our ability to incur certain debt and liens. There are no financial maintenance covenants associated with the Indenture. We believe we were in compliance with these covenants at March 31, 2023.

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

	Moody’s		Standard & Poor’s
	March 31,	September 30,	March 31,	September 30,
	2023	2022	2023	2022
Corporate credit rating	Ba1	Ba1	BB	BB
ABL Agreement	Not rated	Not rated	Not rated	Not rated
4.0% Senior Notes	Ba1	Ba1	BB	BB
Outlook	Stable	Stable	Stable	Stable

Material Cash Requirements

We enter into a variety of contractual obligations as part of our normal operations in addition to capital expenditures. As of March 31, 2023, we have (i) debt obligations related to our $450.0 million 4.0% Senior Notes which mature in 2029 and include cash interest payments of $18.0 million in 2023 annually through 2029, (ii) cash obligations of $32.4 million for operating leases through 2033 and $1.7 million for finance leases through 2027, and (iii) purchase obligations for raw materials and other parts of approximately $109.9 million which we expect to incur during the next 12 months. We expect to fund these cash requirements from cash on hand and cash generated from operations.

Off-Balance Sheet Arrangements
We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose” entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, at March 31, 2023 we did not have any undisclosed borrowings, debt, derivative contracts or synthetic leases. Therefore, we were not exposed to any financing, liquidity, market or credit risk that could have arisen had we engaged in such relationships.

We use letters of credit and surety bonds in the ordinary course of business to ensure the performance of contractual obligations. At March 31, 2023, we had $12.4 million of letters of credit and $20.1 million of surety bonds outstanding.

Seasonality

Our business is seasonal as a result of the impact of cold weather conditions. Net sales and operating income historically have been lowest in the three-month periods ending December 31 and March 31 when the northern United States and all of Canada generally face weather conditions that restrict significant construction activity.

Critical Accounting Estimates

The preparation of financial statements in accordance with GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. These estimates are based upon experience and on various other assumptions we believe to be reasonable under the circumstances. Actual results may differ from these estimates. We consider an accounting estimate to be critical if changes in the estimate that are reasonably likely to occur over time or the use of reasonably different estimates could have a material impact on our financial condition or results of operations. Our critical accounting estimates can be found in the “Critical Accounting Estimates” section in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s 2022 Annual Report on Form 10-K. There have been no changes in the Company’s determination of critical accounting policies and estimates since September 30, 2022.

Item 4.    CONTROLS AND PROCEDURES

There have been no changes in our internal control over financial reporting which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended March 31, 2023.

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

Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls can prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. There are inherent limitations in all control systems, including the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of one or more persons. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and, while our disclosure controls and procedures are designed to be effective under circumstances where they should reasonably be expected to operate effectively, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in any control system, misstatements due to error or fraud may occur and not be detected.

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

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2023, 1,633 shares were surrendered to us to pay the tax withholding obligations of participants in connection with the vesting of equity awards.

In 2015, we announced the authorization of a stock repurchase program for up to $50.0 million of our common stock. The program does not commit us to a particular timing or quantity of purchases, and we may suspend or discontinue the program at any time. In 2017, we announced an increase to the authorized amount of this program to $250.0 million

We did not repurchase any shares of our common stock during the three months ended March 31, 2023 pursuant to this authorization, and we had $100.0 million remaining under our share repurchase authorization.

Item 6.     EXHIBITS

Exhibit No.	Document
10.1*	Sixth Amendment to Credit Agreement, dated April 5, 2023
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in XBRL (Extensible Business Reporting Language), (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Stockholders' Equity, (v) the Unaudited Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*     Filed with this quarterly report
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MUELLER WATER PRODUCTS, INC.
Date:	May 9, 2023	By:	/s/ Suzanne G. Smith
Suzanne G. Smith
Chief Accounting Officer