Form 10-Q
period 2023-06-30
Mueller Water Products, Inc.
filed 2023-08-04
CIK 1350593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Large accelerated filer     ☒      Accelerated filer     ☐
Non-accelerated filer    ☐    Smaller reporting company ☐     Emerging growth company    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
There were 156,485,455 shares of common stock of the registrant outstanding at July 31, 2023.

PART I
Item 1.     FINANCIAL STATEMENTS
MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	September 30,
	2023	2022
	(in millions, except share amounts)
Assets:
Cash and cash equivalents	$141.2	$146.5
Receivables, net of allowance for credit losses of $6.4 million and $5.6 million	210.3	228.0
Inventories, net	312.7	278.7
Other current assets	27.2	26.8
Total current assets	691.4	680.0
Property, plant and equipment, net	306.9	301.6
Intangible assets, net	341.9	361.2
Goodwill, net	97.0	98.6
Other noncurrent assets	56.1	56.7
Total assets	$1,493.3	$1,498.1

Liabilities and stockholders’ equity:
Current portion of long-term debt	$0.8	$0.8
Accounts payable	101.0	122.8
Other current liabilities	98.1	117.4
Total current liabilities	199.9	241.0
Long-term debt	446.7	446.1
Deferred income taxes	80.0	86.3
Other noncurrent liabilities	52.5	55.4
Total liabilities	779.1	828.8

Commitments and contingencies (Note 10.)

Preferred stock: par value $0.01 per share; 60,000,000 shares authorized; none outstanding at June 30, 2023, and September 30, 2022	—	—
Common stock: par value $0.01 per share; 600,000,000 shares authorized; 156,424,123 and 155,844,138 shares outstanding at June 30, 2023, and September 30, 2022, respectively	1.6	1.6
Additional paid-in capital	1,257.2	1,279.6
Accumulated deficit	(499.0)	(567.3)
Accumulated other comprehensive loss	(45.6)	(44.6)
Total stockholders' equity	714.2	669.3
Total liabilities and stockholders' equity	$1,493.3	$1,498.1

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended		Nine months ended
	June 30,		June 30,
	2023	2022	2023	2022

	(in millions, except per share amounts)
Net sales	$326.6	$333.2	$974.3	$916.0
Cost of sales	226.5	234.9	683.2	637.3
Gross profit	100.1	98.3	291.1	278.7
Operating expenses:
Selling, general and administrative	60.6	60.8	187.7	175.1
Strategic reorganization and other charges	3.9	0.6	0.9	3.6
Total operating expenses	64.5	61.4	188.6	178.7
Operating income	35.6	36.9	102.5	100.0
Other expenses (income):
Pension expense (benefit) other than service	0.9	(0.9)	2.8	(2.9)
Interest expense, net	3.8	4.2	11.4	13.0
Net other expenses	4.7	3.3	14.2	10.1
Income before income taxes	30.9	33.6	88.3	89.9
Income tax expense	6.4	7.1	20.0	20.4
Net income	$24.5	$26.5	$68.3	$69.5

Net income per share:
Basic	$0.16	$0.17	$0.44	$0.44
Diluted	$0.16	$0.17	$0.44	$0.44

Weighted average shares outstanding:
Basic	156.4	157.0	156.2	157.6
Diluted	157.2	157.6	156.8	158.3

Dividends declared per share	$0.061	$0.058	$0.183	$0.174

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three months ended		Nine months ended
	June 30,		June 30,
	2023	2022	2023	2022

	(in millions)
Net income	$24.5	$26.5	$68.3	$69.5
Other comprehensive income (loss), net of income tax:
Pension actuarial amortization	0.8	0.3	2.0	1.0
Foreign currency translation	(4.9)	(17.6)	(3.0)	(15.5)
Total other comprehensive loss	(4.1)	(17.3)	(1.0)	(14.5)
Comprehensive income	$20.4	$9.2	$67.3	$55.0

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Total
	(in millions)
Balance at September 30, 2022	$1.6	$1,279.6	$(567.3)	$(44.6)	$669.3
Net income	—	—	22.5	—	22.5
Dividends declared	—	(9.5)	—	—	(9.5)
Stock-based compensation	—	1.8	—	—	1.8
Shares retained for employee taxes	—	(1.5)	—	—	(1.5)
Common stock issued	—	0.6	—	—	0.6
Other comprehensive income, net of tax	—	—	—	4.6	4.6
Balance at December 31, 2022	$1.6	$1,271.0	$(544.8)	$(40.0)	$687.8
Net income	—	—	21.3	—	21.3
Dividends declared	—	(9.5)	—	—	(9.5)
Stock-based compensation	—	2.4	—	—	2.4
Common stock issued	—	0.4	—	—	0.4
Other comprehensive loss, net of tax	—	—	—	(1.5)	(1.5)
Balance at March 31, 2023	$1.6	$1,264.3	$(523.5)	$(41.5)	$700.9
Net income	—	—	24.5	—	24.5
Dividends declared	—	(9.6)	—	—	(9.6)
Stock-based compensation	—	1.7	—	—	1.7
Shares retained for employee taxes	—	(0.1)	—	—	(0.1)
Common stock issued	—	0.9	—	—	0.9
Other comprehensive loss, net of tax	—	—	—	(4.1)	(4.1)
Balance at June 30, 2023	$1.6	$1,257.2	$(499.0)	$(45.6)	$714.2

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Total
	(in millions)
Balance at September 30, 2021	$1.6	$1,342.2	$(643.9)	$(5.0)	$694.9
Net income	—	—	19.4	—	19.4
Dividends declared	—	(9.2)	—	—	(9.2)
Stock-based compensation	—	2.0	—	—	2.0
Shares retained for employee taxes	—	(1.9)	—	—	(1.9)
Stock repurchased under buyback program	—	(20.0)	—	—	(20.0)
Common stock issued	—	0.7	—	—	0.7
Other comprehensive income, net of tax	—	—	—	6.0	6.0
Balance at December 31, 2021	$1.6	$1,313.8	$(624.5)	$1.0	$691.9
Net income	—	—	23.6	—	23.6
Dividends declared	—	(9.1)	—	—	(9.1)
Stock-based compensation	—	2.4	—	—	2.4
Shares retained for employee taxes	—	0.1	—	—	0.1
Common stock issued	—	0.4	—	—	0.4
Other comprehensive loss, net of tax	—	—	—	(3.2)	(3.2)
Balance at March 31, 2022	$1.6	$1,307.6	$(600.9)	$(2.2)	$706.1
Net income	—	—	26.5	—	26.5
Dividends declared	—	(9.1)	—	—	(9.1)
Stock-based compensation	—	2.2	—	—	2.2
Shares retained for employee taxes	—	(0.1)	—	—	(0.1)
Stock repurchased under buyback program	—	(5.0)	—	—	(5.0)
Common stock issued	—	0.5	—	—	0.5
Other comprehensive income, net of tax	—	—	—	(17.3)	(17.3)
Balance at June 30, 2022	$1.6	$1,296.1	$(574.4)	$(19.5)	$703.8
The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended
	June 30,
	2023	2022
	(in millions)
Operating activities:
Net income	$68.3	$69.5
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisition:
Depreciation	25.1	23.8
Amortization	21.0	21.1
Gain on sale of assets	(3.7)	—
Stock-based compensation	5.9	6.6
Pension net periodic cost (benefit)	3.4	(1.9)
Deferred income taxes	(6.7)	1.8
Inventory reserves provision	0.4	3.9
Other, net	0.7	0.7
Changes in assets and liabilities, net of acquisition:
Receivables, net	18.2	(10.6)
Inventories	(34.1)	(71.3)
Other assets	(2.0)	(5.5)
Accounts payable	(21.8)	6.7
Other current liabilities	(19.4)	(23.1)
Other noncurrent liabilities	(2.8)	(1.2)
Net cash provided by operating activities	52.5	20.5
Investing activities:
Capital expenditures	(32.4)	(36.7)
Acquisition purchase price adjustment	—	0.2
Proceeds from sale of assets	5.1	—
Net cash used in investing activities	(27.3)	(36.5)
Financing activities:
Dividends paid	(28.6)	(27.4)
Employee taxes related to stock-based compensation	(1.6)	(1.9)
Common stock issued	1.9	1.6
Common stock repurchased under buyback program	—	(25.0)
Payments for finance lease obligations	(0.9)	(0.4)
Net cash used in financing activities	(29.2)	(53.1)
Effect of currency exchange rate changes on cash	(1.3)	(3.5)
Net change in cash and cash equivalents	(5.3)	(72.6)
Cash and cash equivalents at beginning of period	146.5	227.5
Cash and cash equivalents at end of period	$141.2	$154.9
The accompanying notes are an integral part of the condensed consolidated financial statements.

	Nine months ended
	June 30,
	2023	2022

	(in millions)
Supplemental cash flow information:
Cash paid for interest, net	$16.5	$19.3
Cash paid for income taxes, net	$27.5	$22.2
The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2023
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
Recently Adopted Accounting Pronouncements
In December 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848” (“ASU 2022-06”). ASU 2022-06 defers the sunset date for applying the reference rate reform relief in Accounting Standards Codification (“ASC”) 848 to December 31, 2024 from December 31, 2022. ASU 2022-06 became effective immediately upon issuance. In March 2020, the FASB issued ASU No. 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting" (“ASU 2020-04”). This guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference the London Inter Bank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued due to reference rate reform. ASU 2020-04 is effective from March 12, 2020, but may be adopted prospectively from a date within an interim period subsequent to March 12, 2020. We evaluated our contracts and the optional expedients provided by ASU 2020-04. We adopted ASU 2020-04 on October 1, 2021 and there was no material impact to our financial statements.

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

Restructuring
Between November 2019 and March 2021, we announced the purchase and closure of several facilities. We purchased a new facility in Kimball, Tennessee to support and enhance our investment in our Chattanooga, Tennessee large casting foundry and closed our facilities in Hammond, Indiana; Woodland, Washington; and Surrey, British Columbia, Canada. We also completed the closure of our facility in Aurora, Illinois during our fiscal year 2022. The majority of the activities from these plants were transferred to our Kimball, Tennessee facility. Additionally, during our fiscal year 2023, we incurred severance costs related to a reorganization of our sales force. In connection with these reorganizations, we recognized certain restructuring costs.
During the nine months ended June 30, 2023, we recorded amounts related to severance and transaction-related costs partially offset by a $4.0 million gain, before tax, on the sale of the Aurora, Illinois facility. Activity in accrued restructuring, reported as part of Other current liabilities, is presented below:

	Nine months ended
	June 30,
	2023	2022
	(in millions)
Beginning balance	$3.3	$3.1
Amounts accrued	0.9	0.4
Amounts paid	(2.0)	(3.0)
Ending balance	$2.2	$0.5
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

Advance payments and billings in excess of revenue are recognized and recorded as deferred revenue, the majority of which is classified as current based on the timing of when we expect to recognize revenue. We include current deferred revenue within Other current liabilities in the accompanying condensed consolidated balance sheets. Deferred revenue represents contract liabilities and is recorded when customers remit cash payments in advance of our satisfaction of performance obligations pursuant to contractual arrangements. Contract liabilities are reversed when the performance obligation is satisfied and revenue is recognized.

The table below represents the balances of our customer receivables and deferred revenue:

	June 30,	September 30,
	2023	2022

	(in millions)
Billed receivables	$211.2	$230.5
Unbilled receivables	5.5	3.1
Gross customer receivables	216.7	233.6
Allowance for credit losses	(6.4)	(5.6)
Receivables, net	$210.3	$228.0

Deferred revenue	$8.7	$8.1

Performance Obligations
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. Our performance obligations are satisfied at a point in time for sales of equipment or product and over time for our software hosting and leak detection monitoring services. Performance obligations are supported by customer contracts, which provide frameworks for the nature of the distinct products or services. The transaction price is adjusted for our estimate of variable consideration which may include discounts and rebates. To estimate variable consideration, we apply the expected value or the most likely amount method, based on whichever method most appropriately predicts the amount of consideration we expect to receive. The method applied is typically based on historical experience and known trends. We constrain the amounts of variable consideration that are included in the transaction price, to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur or when uncertainties around the variable consideration are resolved.

We exclude from the measurement of the transaction price all taxes assessed by a governmental authority.

We do not adjust the transaction price of a contract for the effects of a significant financing component if, at the inception of the contract, we expect that the period between when we transfer a product or service to a customer and when a customer remits payment will be one year or less.

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

We incur certain incremental costs to obtain a contract, which primarily relate to incremental sales commissions. Our sales commissions are paid based on a combination of orders and shipments, and we reserve the right to claw back any commissions in case of product returns, cancellations or lost collections. As the expected benefit associated with these incremental costs is generally one year or less based on the nature of the product sold and benefits received, we do not capitalize the related costs and expense them as incurred.

Note 3. Income Taxes

The reconciliation between the U.S. federal statutory income tax rate and the effective income tax rate is presented below:

	Three months ended		Nine months ended
	June 30,		June 30,
	2023	2022	2023	2022
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%	21.0%
Adjustments to reconcile to the effective tax rate:
State income taxes, net of federal benefit	3.2	3.3	3.2	3.3
Excess tax benefits related to stock-based compensation	—	—	0.2	(0.3)
Tax credits	(3.5)	(3.0)	(2.8)	(3.0)
Global Intangible Low-Taxed Income	1.1	1.1	1.1	1.1
Foreign income tax rate differential	(2.2)	(1.7)	(2.2)	(1.7)
Nondeductible compensation	0.9	0.9	0.9	0.9
Basis difference in foreign investment	—	(0.1)	—	(0.1)
Valuation allowances	—	—	—	0.3
Other	0.2	(0.4)	1.3	1.2
Effective income tax rate	20.7%	21.1%	22.7%	22.7%

At June 30, 2023 and September 30, 2022, the gross liabilities for unrecognized income tax benefits were $5.3 million and $4.7 million, respectively, and are included in Other noncurrent liabilities.
Note 4. Borrowing Arrangements

The components of our long-term debt are as follows:

	June 30,	September 30,
	2023	2022

	(in millions)
4.0% Senior Notes	$450.0	$450.0
Finance leases	1.6	1.6
Total borrowings	451.6	451.6
Less: deferred financing costs	4.1	4.7
Less: current portion of long-term debt	0.8	0.8
Long-term debt	$446.7	$446.1

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

Borrowings under the ABL bear interest at a floating rate equal to SOFR plus an adjustment of 10 basis points plus an applicable margin range of 200 to 225 basis points, or a base rate, as defined in the ABL, plus an applicable margin range of from 100 to 125 basis points. At June 30, 2023 the applicable margin for SOFR-based loans was 200 basis points and for base rate loans was 100 basis points.

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

The ABL includes a commitment fee for any unused borrowing capacity of 37.5 basis points per annum. Borrowings are not subject to any financial maintenance covenants unless excess availability is less than the greater of $17.5 million and 10% of the Loan Cap as defined in the ABL. Excess availability based on June 30, 2023 data was $162.3 million, as reduced by $12.5 million of outstanding letters of credit and $0.2 million of accrued fees and expenses.

4.0% Senior Unsecured Notes. On May 28, 2021, we privately issued $450.0 million of 4.0% Senior Unsecured Notes (“4.0% Senior Notes”), which mature on June 15, 2029 and bear interest at 4.0%, paid semi-annually in June and December. We capitalized $5.5 million of financing costs which are being amortized over the term of the 4.0% Senior Notes using the effective interest method. Proceeds from the 4.0% Senior Notes, along with cash on hand, were used to redeem our previously existing 5.5% Unsecured Senior Notes. Substantially all of our United States subsidiaries guarantee the 4.0% Senior Notes, which are subordinate to borrowings under our ABL. Based on quoted market prices, which is a Level 1 measurement, the outstanding 4.0% Senior Notes had a fair value of $400.7 million at June 30, 2023.

An indenture governing the 4.0% Senior Notes (“Indenture”) contains customary covenants and events of default, including covenants that limit our ability to incur certain debt and liens. There are no financial maintenance covenants associated with the Indenture. We believe we were in compliance with these covenants at June 30, 2023.

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
Note 5. Retirement Plans

The components of net periodic costs (benefits) for our pension plans are presented below:

	Three months ended		Nine months ended
	June 30,		June 30,
	2023	2022	2023	2022
	(in millions)
Service cost	$0.2	$0.3	$0.6	$0.9
Pension costs (benefits) other than service:
Interest cost	3.4	2.5	10.4	7.3
Expected return on plan assets	(3.5)	(3.8)	(10.4)	(11.4)
Amortization of actuarial net loss	1.0	0.4	2.8	1.2
Pension costs (benefits) other than service	0.9	(0.9)	2.8	(2.9)
Net periodic costs (benefits)	$1.1	$(0.6)	$3.4	$(2.0)

The amortization of actuarial losses, net of income tax, is recorded as a component of other comprehensive loss. For each of the three months ended June 30, 2023 and 2022, the amortization of actuarial net loss is shown net of income tax of $0.2 million in the condensed consolidated statements of comprehensive income. For the nine months ended June 30, 2023 and 2022, the amortization of actuarial loss is shown net of income tax of $0.8 million and $0.3 million respectively, in the condensed consolidated statements of comprehensive income.

Note 6. Stock-based Compensation Plans

We grant various forms of stock-based compensation, including market-based restricted stock units (“MRSUs”), restricted stock units, stock options and performance-based restricted stock units (“PRSUs”) under our Amended and Restated 2006 Mueller Water Products, Inc. Stock Incentive Plan (the “2006 Stock Plan”), Phantom Plan instruments under our Mueller Water Products, Inc. 2012 Phantom Plan, and Employee stock purchase plan instruments under our 2006 Employee Stock Purchase Plan. Grants issued during the nine months ended June 30, 2023 are as follows:

	Number granted	Weighted average grant date fair value per instrument	Total grant date fair value (in millions)
Quarter ended December 31, 2022
MRSUs	166,284	$15.08	$2.5
PRSUs	166,284	11.41	1.9
Restricted stock units	228,692	11.39	2.6
Phantom Plan instruments	267,093	11.41	3.0
Non-qualified stock options	573,279	3.31	1.9
Employee stock purchase plan instruments	47,463	$2.56	0.1
Total - Quarter ended December 31, 2022			$12.0

Quarter ended March 31, 2023
Restricted stock units	82,769	$13.89	$1.1
Phantom Plan instruments	8,367	13.42	0.1
Employee stock purchase plan instruments	56,066	$2.21	0.1
Total - Quarter ended March 31, 2023			$1.3

Quarter ended June 30, 2023
Phantom Plan instruments	7,176	$13.93	$0.1
Employee stock purchase plan instruments	45,860	$2.28	0.1
Total - Quarter ended June 30, 2023			0.2
Total - Year to date ended June 30, 2023			$13.5

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

At June 30, 2023, the outstanding Phantom Plan instruments had a fair value of $16.23 per instrument and our liability for Phantom Plan instruments was $3.5 million and is included within Other current and Other noncurrent liabilities.

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

We issued 282,472 shares of common stock to settle PRSUs vested during the nine months ended June 30, 2023; no shares of common stock were issued to settle PRSUs vested during the three months ended June 30, 2023. Additionally, we issued 2,098 and 218,121 shares of common stock to settle restricted stock units vested during the three and nine months ended June 30, 2023, respectively. Finally, we issued 2,896 and 64,847 shares of common stock to settle stock options exercised during the three and nine months ended June 30, 2023. Common shares totaling 1,589 and 138,525 were surrendered to us to pay the applicable tax withholding obligations of equity award participants for the three and nine months ended June 30, 2023, respectively.

Operating income included stock-based compensation expense of $2.7 million and $2.5 million during the three months ended June 30, 2023 and 2022, respectively. Operating income included stock-based compensation expense of $8.8 million and $7.6 million during the nine months ended June 30, 2023 and 2022, respectively. At June 30, 2023, there was approximately $11.9 million of unrecognized compensation expense related to stock-based compensation arrangements, which will be expensed through February 2026.

We excluded 249,933 and 892,662 stock-based compensation instruments from the calculations of diluted earnings per share in the three months ended June 30, 2023 and 2022, respectively, and 1,156,428 and 750,343 for the nine months ended June 30, 2023 and 2022, respectively, since their inclusion would have been antidilutive.

Note 7. Supplemental Balance Sheet Information
Selected supplemental asset information is presented below:

	June 30,	September 30,
	2023	2022

	(in millions)
Inventories:
Purchased components and raw materials	$180.2	$181.8
Work in process, net	64.9	56.8
Finished goods, net	67.6	40.1
Inventories, net	$312.7	$278.7

Other current assets:
Prepaid expenses	$15.6	$14.6
Non-trade receivables	1.7	1.6
Maintenance and repair supplies and tooling	3.9	2.8
Income taxes	0.8	0.8
Workers' compensation reimbursement receivable	1.5	2.6
Other current assets	3.7	4.4
Total other current assets	$27.2	$26.8

Property, plant and equipment:
Land	$6.6	$5.7
Buildings	104.0	87.6
Machinery and equipment	505.7	456.0
Construction in progress	59.4	104.7
Total property, plant and equipment	675.7	654.0
Accumulated depreciation	(368.8)	(352.4)
Property, plant and equipment, net	$306.9	$301.6

Other noncurrent assets:
Operating lease right-of-use assets	$25.2	$26.0
Maintenance and repair supplies and tooling	21.6	20.4
Workers' compensation reimbursement receivable	3.1	3.6
Pension asset	0.1	0.6
Note receivable	1.8	1.7
Deferred financing fees	0.8	1.0
Other noncurrent assets	3.5	3.4
Total other noncurrent assets	$56.1	$56.7

Selected supplemental liability information is presented below:

	June 30,	September 30,
	2023	2022

	(in millions)
Other current liabilities:
Compensation and benefits	$33.6	$40.2
Customer rebates	12.7	16.2
Income taxes payable	6.4	7.5
Warranty accrual	7.9	6.5
Deferred revenue	8.7	8.1
Returned goods accrual	5.7	4.2
Taxes other than income taxes	2.7	4.4
Operating lease liabilities	5.1	4.4
Workers' compensation accrual	3.1	4.6
CARES Act payroll tax liabilities	—	4.4
Restructuring liabilities	2.2	3.3
Environmental liabilities	0.7	0.7
Interest payable	0.8	5.3
Other current liabilities	8.5	7.6
Total other current liabilities	$98.1	$117.4

Other noncurrent liabilities:
Operating lease liabilities	$21.2	$22.4
Warranty accrual	3.1	4.2
Transition tax liability	3.1	4.1
Uncertain tax position liability	5.3	4.7
NMTC liability	3.9	3.9
Workers' compensation accrual	6.1	6.5
Environmental liabilities	3.6	3.6
Deferred development grant	2.5	2.5
Other noncurrent liabilities	3.7	3.5
Total other noncurrent liabilities	$52.5	$55.4

Goodwill
Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis each September 1st and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.
The following table summarizes information concerning our goodwill, all of which is within our Water Management Solutions segment, during the nine months ended June 30, 2023, in millions:

Balance at September 30, 2022:
Goodwill	$822.7
Accumulated impairment	(724.1)
Goodwill, net	98.6
Activity during the nine months ended June 30, 2023:
Change in foreign currency exchange rates	(1.6)
Balance at June 30, 2023	$97.0

Note 8. Segment Information

We have two reportable segments, Water Flow Solutions and Water Management Solutions. Water Flow Solutions’ portfolio includes iron gate valves, specialty valves and service brass products. Water Management Solutions’ portfolio includes fire hydrants, repair and installation, natural gas, metering, leak detection, pressure control and software products and services. Summarized financial information for our segments is presented below:

	Three months ended		Nine months ended
	June 30,		June 30,
	2023	2022	2023	2022

	(in millions)
Net sales, excluding intercompany:
Water Flow Solutions	$150.1	$195.9	$472.9	$534.7
Water Management Solutions	176.5	137.3	501.4	381.3
	$326.6	$333.2	$974.3	$916.0
Operating income (loss):
Water Flow Solutions	$12.6	$38.1	$52.0	$104.8
Water Management Solutions	39.0	12.0	90.3	35.1
Corporate	(16.0)	(13.2)	(39.8)	(39.9)
	$35.6	$36.9	$102.5	$100.0
Depreciation and amortization:
Water Flow Solutions	$8.2	$7.6	$23.7	$22.5
Water Management Solutions	7.6	7.2	22.3	22.2
Corporate	—	0.1	0.1	0.2
	$15.8	$14.9	$46.1	$44.9
Strategic reorganization and other charges (benefits):
Water Flow Solutions	$0.1	$—	$0.1	$—
Water Management Solutions	1.0	—	1.2	0.2
Corporate	2.8	0.6	(0.4)	3.4
	$3.9	$0.6	$0.9	$3.6
Capital expenditures:
Water Flow Solutions	$7.5	$8.1	$23.1	$29.6
Water Management Solutions	4.4	2.6	9.3	7.1
Corporate	—	—	—	—
	$11.9	$10.7	$32.4	$36.7
Water Flow Solutions disaggregated net sales:
Central	$43.0	$53.8	$131.0	$145.0
Northeast	31.7	29.4	93.4	90.5
Southeast	24.8	44.3	86.8	122.3
West	37.8	47.4	123.4	131.3
United States	137.3	174.9	434.6	489.1
Canada	9.8	18.8	29.2	40.7
Other international locations	3.0	2.2	9.1	4.9
	$150.1	$195.9	$472.9	$534.7
Water Management Solutions disaggregated net sales:
Central	$47.4	$37.7	$133.2	$101.1
Northeast	44.3	25.4	116.1	78.1
Southeast	37.1	27.8	109.8	79.6
West	31.2	30.8	93.0	77.8
United States	160.0	121.7	452.1	336.6
Canada	10.0	9.7	29.9	26.0
Other international locations	6.5	5.9	19.4	18.7
	$176.5	$137.3	$501.4	$381.3

Note 9. Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) is as follows:

	Pension actuarial amortization, net of income tax	Foreign currency translation, net of income tax	Total

	(in millions)
Balance at September 30, 2022	$(36.3)	$(8.3)	$(44.6)
Current period other comprehensive income (loss)	2.0	(3.0)	(1.0)
Balance at June 30, 2023	$(34.3)	$(11.3)	$(45.6)

For the nine months ended June 30, 2023, pension actuarial amortization included in the condensed consolidated statements of comprehensive income as a component of pension expense other than service was $2.8 million, net of income tax of $0.8 million. Refer to Note 5. Retirement Plans for further information. For the nine months ended June 30, 2023, foreign currency translation included in the condensed consolidated statements of comprehensive income was $3.0 million, net of $0 income tax.

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

The purchaser of U.S. Pipe has been identified as a “potentially responsible party” (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act in connection with a former manufacturing facility operated by U.S. Pipe that was in the vicinity of a proposed Superfund site located in North Birmingham, Alabama. Under the terms of the acquisition agreement relating to our sale of U.S. Pipe, we agreed to indemnify the purchaser for certain environmental liabilities, including those arising out of the former manufacturing site in North Birmingham. Accordingly, the purchaser tendered the matter to us for indemnification, which we accepted. Ultimate liability for the site will depend on many factors that have not yet been determined, including the determination of the Environmental Protection Agency’s remediation costs, the number and financial viability of the other PRPs (there are four other PRPs currently) and the determination of the final allocation of the costs among the PRPs. Since the amounts of such costs cannot be reasonably estimated at this time, no amounts have been accrued for this matter at June 30, 2023.

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

Other Matters. We monitor and analyze our warranty experience and costs periodically and may revise our accruals as necessary. Critical factors in our analyses include warranty terms, specific claim situations, general incurred and projected failure rates, the nature of product failures, product and labor costs and general business conditions.

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
Note 11. Subsequent Events
On July 26, 2023, our Board of Directors declared a dividend of $0.061 per share on our common stock, payable on or about August 21, 2023 to stockholders of record at the close of business on August 10, 2023.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto that appear elsewhere in this report. This report contains certain statements that may be deemed “forward-looking statements” within the meaning of the federal securities laws. All statements that address activities, events or developments that the Company intends, expects, plans, projects, believes or anticipates will or may occur in the future are forward-looking statements, including, without limitation, statements regarding outlooks, projections, forecasts, expectations, commitments, trend descriptions and the ability to capitalize on trends, value creation, Board and committee composition plans, long-term strategies and the execution or acceleration thereof, operational improvements, inventory positions, the benefits of capital investments, financial or operating performance including improving sales growth and driving increased margins, capital allocation and growth strategy plans, the Company’s product portfolio positioning and the demand for the Company’s products. Forward-looking statements are based on certain assumptions and assessments made by the Company in light of the Company’s experience and perception of historical trends, current conditions and expected future developments.

Actual results and the timing of events may differ materially from those contemplated by the forward-looking statements due to a number of factors, without limitation, including the future impact of the COVID-19 pandemic on the Company’s operations and results, including effects on the financial health of customers (including collections and inventory positions); logistical challenges and supply chain disruptions, geopolitical conditions, or other events; an inability to realize the anticipated benefits from our operational initiatives, including our large capital investments in Chattanooga and Kimball, Tennessee, and Decatur, Illinois, plant closures, and our reorganization and related strategic realignment activities; an inability to attract or retain a skilled and diverse workforce, increased competition related to the workforce and labor markets; an inability to protect the Company’s information systems against service interruption, misappropriation of data or breaches of security; failure to comply with personal data protection and privacy laws; cyclical and changing demand in core markets such as municipal spending, residential construction, and natural gas distribution; government monetary or fiscal policies; the impact of adverse weather conditions; the impact of manufacturing and product performance; the impact of wage, commodity and materials price inflation; foreign exchange rate fluctuations; the impact of warranty claims; an inability to successfully resolve significant legal proceedings or government investigations; compliance with environmental, trade and anti-corruption laws and regulations; climate change and legal or regulatory responses thereto; changing regulatory, trade and tariff conditions; the failure to integrate and/or realize any of the anticipated benefits of recent acquisitions or divestitures; an inability to achieve some or all of our Environmental, Social, and Governance goals; and other factors that are described in the section entitled “RISK FACTORS” in Item 1A of the Company’s most recent Annual Report on Form 10-K and later filings on Form 10-Q, as applicable.

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

We have experienced a variety of external challenges in 2023 including inflation, raw material availability and supply chain disruptions, including from the war in Ukraine and labor challenges. Additionally, due to ongoing inventory destocking by our distribution partners, lead times returning to pre-pandemic levels for most of our products and end markets adjusting to higher interest rates, especially new residential construction, we are seeing lower order rates for many products compared with the prior year. In July 2023, Blue Chip Economic Indicators forecasted an 11.6% decrease in housing starts for the calendar year 2023 as compared to the calendar year 2022. In addition to experiencing lower production volumes at many of our facilities, we continue to incur additional costs at our facilities associated with unfavorable manufacturing performance and labor which have contributed to higher costs to manufacture our products and in our capital expenditures. We expect challenging demand conditions to persist during the balance of our fiscal year 2023. We will continue to closely monitor the challenging market conditions discussed above and the related uncertainties and risks on our business.

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

Results of Operations

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

	Three months ended June 30, 2023
	Water Flow Solutions	Water Management Solutions	Corporate	Total

	(in millions)
Net sales	$150.1	$176.5	$—	$326.6
Gross profit	$33.6	$66.5	$—	$100.1
Operating expenses:
Selling, general and administrative	20.9	26.5	13.2	60.6
Strategic reorganization and other charges	0.1	1.0	2.8	3.9
Total operating expenses	21.0	27.5	16.0	64.5
Operating income (loss)	$12.6	$39.0	$(16.0)	35.6
Non-operating expenses:
Pension expense other than service				0.9
Interest expense, net				3.8
Income before income taxes				30.9
Income tax expense				6.4
Net income				$24.5

	Three months ended June 30, 2022
	Water Flow Solutions	Water Management Solutions	Corporate	Total

	(in millions)
Net sales	$195.9	$137.3	$—	$333.2
Gross profit	$60.8	$37.5	$—	$98.3
Operating expenses:
Selling, general and administrative	22.7	25.5	12.6	60.8
Strategic reorganization and other charges	—	—	0.6	0.6
Total operating expenses	22.7	25.5	13.2	61.4
Operating income (loss)	$38.1	$12.0	$(13.2)	36.9
Non-operating expenses:
Pension benefit other than service				(0.9)
Interest expense, net				4.2
Income before income taxes				33.6
Income tax expense				7.1
Net income				$26.5

Consolidated Analysis
Net sales in the three months ended June 30, 2023 decreased $6.6 million or 2.0% to $326.6 million as compared with $333.2 million in the prior year period primarily as a result of a decrease in volume in our Water Flow Solutions segment, which was partially offset by higher pricing across most of our product lines in both our Water Flow Solutions and Water Management Solutions segments as well as an increase in volume in our Water Management Solutions segment.

Gross profit in the three months ended June 30, 2023 increased $1.8 million or 1.8% to $100.1 million from $98.3 million in the prior year period primarily as a result of higher pricing across most of our product lines. This increase was partially offset by overall lower net volume, unfavorable manufacturing performance predominately in Water Flow Solutions as well as inflation. The unfavorable manufacturing performance was due to outsourcing costs, product mix, supply chain disruption and machine downtime mainly in our foundry operations. Additionally, we incurred a $4.5 million warranty accrual charge in the prior year. Gross margin was 30.6% in the three months ended June 30, 2023 as compared with 29.5% in the prior year period.

Selling, general and administrative expenses (“SG&A”) in the three months ended June 30, 2023 decreased $0.2 million or 0.3% to $60.6 million from $60.8 million in the prior year period primarily due to a decrease in personnel expense and software licensing expense, partially offset by higher inflation and foreign exchange. SG&A as a percentage of net sales was 18.6% and 18.2% for the three months ended June 30, 2023 and June 30, 2022, respectively.

Strategic reorganization and other charges in the three months ended June 30, 2023 was $3.9 million which primarily consisted of severance and certain transaction-related expenses. Strategic reorganization and other charges for the three months ended June 30, 2022 was $0.6 million, which primarily consisted of costs associated with the closures of our facilities in Aurora, Illinois and Surrey, British Columbia, Canada.

Net interest expense in the three months ended June 30, 2023 declined $0.4 million or 9.5% to $3.8 million as compared with $4.2 million in the prior year period primarily due to higher interest income as a result of higher interest rates. The components of net interest expense are provided below:

	Three months ended
	June 30,
	2023	2022

	(in millions)
4.0% Senior Notes	$4.5	$4.5
Deferred financing costs amortization	0.1	0.2
ABL Agreement	0.3	0.3
Capitalized interest	(0.3)	(0.7)
Other interest expense	0.1	—
Total interest expense	4.7	4.3
Interest income	(0.9)	(0.1)
Interest expense, net	$3.8	$4.2

The reconciliation between the U.S. federal statutory income tax rate and the effective income tax rate is presented below:

	Three months ended
	June 30,
	2023	2022
U.S. federal statutory income tax rate	21.0%	21.0%
Adjustments to reconcile to the effective tax rate:
State income taxes, net of federal benefit	3.2	3.3
Tax credits	(3.5)	(3.0)
Global Intangible Low-Taxed Income	1.1	1.1
Foreign income tax rate differential	(2.2)	(1.7)
Nondeductible compensation	0.9	0.9
Basis difference in foreign investment	—	(0.1)
Other	0.2	(0.4)
Effective income tax rate	20.7%	21.1%

Segment Analysis

Water Flow Solutions

Net sales in the three months ended June 30, 2023 decreased $45.8 million or 23.4% to $150.1 million as compared with $195.9 million in the prior year period primarily as a result of lower volumes for iron gate valve and service brass products partially offset by higher pricing across most product lines and volume growth in specialty valve products.

Gross profit in the three months ended June 30, 2023 decreased $27.2 million or 44.7% to $33.6 million from $60.8 million in the prior year period. This decrease was primarily a result of lower volume, unfavorable sales mix and higher cost of sales associated with unfavorable manufacturing performance, including inefficiencies and start-up costs for the new brass foundry, and inflation, which were partially offset by higher pricing. Gross margin was 22.4% in the three months ended June 30, 2023 and 31.0% in the prior year period.

SG&A in the three months ended June 30, 2023 decreased $1.8 million to $20.9 million from $22.7 million in the prior year period primarily as a result of lower personnel expenses and software licensing expense partially offset by inflation. SG&A as a percentage of net sales was 13.9% and 11.6% in the three months ended June 30, 2023 and 2022, respectively.

Water Management Solutions

Net sales in the three months ended June 30, 2023 increased $39.2 million or 28.6% to $176.5 million as compared with $137.3 million in the prior year period primarily as a result of higher pricing across most product lines and increased volumes mainly in hydrant and water management applications products.

Gross profit in the three months ended June 30, 2023 was $66.5 million as compared with $37.5 million in the prior year period. Gross margin increased to 37.7% in the three months ended June 30, 2023 as compared with 27.3% in the prior year period primarily as a result of higher pricing and increased volumes, which were partially offset by higher cost of sales associated with unfavorable manufacturing performance, largely due to higher costs as a result of outsourcing, as well as inflation.

SG&A in the three months ended June 30, 2023 increased $1.0 million to $26.5 million from $25.5 million in the prior year period primarily due to inflation and unfavorable foreign currency fluctuation, which was partially offset by lower personnel expenses. SG&A as a percentage of net sales was 15.0% and 18.6% in the three months ended June 30, 2023 and 2022, respectively.

Corporate

SG&A increased $0.6 million to $13.2 million in the three months ended June 30, 2023 as compared with $12.6 million in the three months ended June 30, 2022 primarily as a result of inflation and unfavorable foreign currency fluctuation partially offset by lower personnel expenses.

Nine Months Ended June 30, 2023 Compared to Nine Months Ended June 30, 2022

	Nine months ended June 30, 2023
	Water Flow Solutions	Water Management Solutions	Corporate	Total

	(in millions)
Net sales	$472.9	$501.4	$—	$974.3
Gross profit	117.4	173.7	—	$291.1
Operating expenses:
Selling, general and administrative	65.3	82.2	40.2	187.7
Strategic reorganization and other charges (benefits)	0.1	1.2	(0.4)	0.9
Total operating expenses	65.4	83.4	39.8	188.6
Operating income (loss)	$52.0	$90.3	$(39.8)	102.5
Non-operating expenses:
Pension expense other than service				2.8
Interest expense, net				11.4
Income before income taxes				88.3
Income tax expense				20.0
Net income				$68.3

	Nine months ended June 30, 2022
	Water Flow Solutions	Water Management Solutions	Corporate	Total

	(in millions)
Net sales	$534.7	$381.3	$—	$916.0
Gross profit	169.9	108.8	—	$278.7
Operating expenses:
Selling, general and administrative	65.1	73.5	36.5	175.1
Strategic reorganization and other charges	—	0.2	3.4	3.6
Total operating expenses	65.1	73.7	39.9	178.7
Operating income (loss)	$104.8	$35.1	$(39.9)	100.0
Non-operating expenses:
Pension benefit other than service				(2.9)
Interest expense, net				13.0
Income before income taxes				89.9
Income tax expense				20.4
Net income				$69.5

Consolidated Analysis
Net sales in the nine months ended June 30, 2023 increased $58.3 million or 6.4% to $974.3 million as compared with $916.0 million in the prior period as a result of higher pricing across most product lines and an increase in Water Management Solutions’ volume, partially offset by a decrease in volumes in our Water Flow Solutions segment.
Gross profit in the nine months ended June 30, 2023 increased $12.4 million or 4.4% to $291.1 million from $278.7 million in the prior year period primarily as a result of higher pricing across most product lines, partially offset by net overall lower volume, unfavorable manufacturing performance, including outsourcing costs, and inflation. Additionally, we incurred a $4.5 million warranty accrual charge in the prior year. Gross margin was 29.9% in the nine months ended June 30, 2023 as compared with 30.4% in the prior year period.
SG&A in the nine months ended June 30, 2023 increased $12.6 million or 7.2% to $187.7 million from $175.1 million in the prior year period primarily as a result of higher personnel expenses, inflation, professional fees and increased travel and entertainment expenses, partially offset by lower software licensing expense. SG&A as a percentage of net sales was 19.3% and 19.1% for the nine months ended June 30, 2023 and 2022, respectively.

Strategic reorganization and other charges in the nine months ended June 30, 2023 was $0.9 million which primarily related to severance and certain transaction-related expenses partially offset from a gain on the sale of our Aurora, Illinois facility. Strategic reorganization and other charges in the nine months ended June 30, 2022 was $3.6 million, which primarily related to the Albertville tragedy and termination benefits associated with our facility closures in Aurora, Illinois and Surrey, British Columbia, Canada.
Net interest expense in the nine months ended June 30, 2023 decreased $1.6 million or 12.3% to $11.4 million as compared with the prior year period of $13.0 million primarily as a result of increased interest income associated with higher interest rates. The components of net interest expense are provided below:

	Nine months ended
	June 30,
	2023	2022

	(in millions)
4.0% Senior Notes	$13.5	$13.5
Deferred financing costs amortization	0.7	0.7
ABL Agreement	0.7	0.7
Capitalized interest	(1.8)	(1.9)
Other interest expense	0.4	0.3
Total interest expense	13.5	13.3
Interest income	(2.1)	(0.3)
Interest expense, net	$11.4	$13.0
The reconciliation between the U.S. federal statutory income tax rate and the effective income tax rate is presented below:

	Nine months ended
	June 30,
	2023	2022
U.S. federal statutory income tax rate	21.0%	21.0%
Adjustments to reconcile to the effective tax rate:
State income taxes, net of federal benefit	3.2	3.3
Excess tax benefits related to stock-based compensation	0.2	(0.3)
Tax credits	(2.8)	(3.0)
Global Intangible Low-Taxed Income	1.1	1.1
Foreign income tax rate differential	(2.2)	(1.7)
Nondeductible compensation	0.9	0.9
Basis difference in foreign investment	—	(0.1)
Valuation allowances	—	0.3
Other	1.3	1.2
Effective income tax rate	22.7%	22.7%

Segment Analysis
Water Flow Solutions
Net sales in the nine months ended June 30, 2023 decreased $61.8 million or 11.6% to $472.9 million as compared with $534.7 million in the prior year period primarily as a result of lower sales volume of iron gate valve products partially offset by increased pricing across most product lines.
Gross profit in the nine months ended June 30, 2023 decreased $52.5 million or 30.9% to $117.4 million from $169.9 million in the prior year period. The decrease was primarily a result of lower volumes, higher cost of sales associated with unfavorable manufacturing performance, including inefficiencies and start-up costs for the new brass foundry and inflation which were partially offset by higher pricing. Gross margin was 24.8% in the nine months ended June 30, 2023 and 31.8% in the prior year period.
SG&A in the nine months ended June 30, 2023 increased $0.2 million or 0.3% to $65.3 million from $65.1 million in the prior year period primarily as a result of inflation partially offset by lower personnel expenses. SG&A as a percentage of net sales was 13.8% and 12.2% in the nine months ended June 30, 2023 and 2022, respectively.
Water Management Solutions
Net sales in the nine months ended June 30, 2023 increased $120.1 million or 31.5% to $501.4 million as compared with $381.3 million in the prior year period primarily as a result of higher pricing across most of the segment’s product lines and increased volumes, mainly in our hydrant products.
Gross profit in the nine months ended June 30, 2023 increased $64.9 million or 59.7% to $173.7 million as compared with $108.8 million in the prior year period. Gross margin increased to 34.6% in the nine months ended June 30, 2023 as compared with 28.5% in the prior year period primarily as a result of higher pricing and higher volumes partially offset by unfavorable manufacturing performance and inflation.
SG&A increased $8.7 million or 11.8% to $82.2 million from $73.5 million in the prior year period primarily as a result of professional fees, inflation, and increased personnel expenses. SG&A as a percentage of net sales was 16.4% and 19.3% in the nine months ended June 30, 2023 and 2022, respectively.
Corporate
SG&A increased $3.7 million or 10.1% to $40.2 million in the nine months ended June 30, 2023 as compared with $36.5 million in the nine months ended June 30, 2022 primarily as a result of inflation and higher personnel expenses.
Liquidity and Capital Resources
We had cash and cash equivalents on hand of $141.2 million at June 30, 2023 and $162.3 million of additional borrowing capacity under our ABL based on June 30, 2023 data. Undistributed earnings from our subsidiaries in Israel, Canada, and China are considered to be permanently invested outside the United States. At June 30, 2023, cash and cash equivalents included $59.7 million, $7.5 million, and $11.1 million in Israel, Canada, and China, respectively.
We declared a quarterly dividend of $0.061 per share on July 26, 2023, payable on or about August 21, 2023 to stockholders of record as of August 10, 2023, which will result in an estimated $9.5 million cash outlay.
We did not repurchase any of our outstanding common stock during the nine months ended June 30, 2023 and had $100.0 million remaining of our share repurchase authorization.
The ABL and 4.0% Senior Notes contain customary representations and warranties, covenants and provisions governing an event of default.  The covenants restrict our ability to engage in certain specified activities, including but not limited to the payment of dividends and the redemption of our common stock.
Net cash provided by operating activities was $52.5 million during the nine months ended June 30, 2023 as compared with net cash provided by operating activities of $20.5 million in the prior year period. The increase in net operating cash flow was primarily driven by improvements in working capital compared with the prior year period, including a lesser increase in Inventories and higher Receivables collections, partially offset by higher Accounts payable turnover.
Capital expenditures were $32.4 million in the nine months ended June 30, 2023 as compared with $36.7 million in the prior year period. Capital expenditures decreased primarily as a result of lower expenditures associated with the new Decatur foundry as compared with the prior year period. For fiscal year 2023, we have provided guidance that our capital expenditures are expected to be between $50.0 million and $55.0 million.
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

On April 5, 2023, we amended the ABL. This amendment replaced LIBOR-based loans with SOFR-based loans plus an adjustment of 10 basis points, among other immaterial modifications.

Borrowings under the ABL bear interest at a floating rate equal to SOFR plus an adjustment of 10 basis points plus an applicable margin ranging from 200 to 225 basis points, or a base rate, as defined in the ABL, plus an applicable margin range from 100 to 125 basis points. At June 30, 2023, the applicable margin was 200 basis points for SOFR-based loans, and 100 basis points for base rate loans.

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

The ABL includes a commitment fee for any unused borrowing capacity of 37.5 basis points per annum. Borrowings are not subject to any financial maintenance covenants unless excess availability is less than the greater of $17.5 million and 10% of the Loan Cap as defined in the ABL. Excess availability based on June 30, 2023 data was $162.3 million, as reduced by $12.5 million of outstanding letters of credit and $0.2 million of accrued fees and expenses.

4.0% Senior Unsecured Notes

On May 28, 2021, we privately issued $450.0 million of 4.0% Senior Unsecured Notes (“4.0% Senior Notes”), which mature on June 15, 2029 and bear interest at 4.0%, paid semi-annually in June and December. We capitalized $5.5 million of financing costs, which are being amortized over the term of the 4.0% Senior Notes using the effective interest method. Proceeds from the 4.0% Senior Notes, along with cash on hand, were used to redeem previously existing 5.5% Unsecured Senior Notes. Substantially all of our U.S. subsidiaries guarantee the 4.0% Senior Notes, which are subordinate to borrowings under our ABL. Based on quoted market prices, which is a Level 1 measurement, the outstanding 4.0% Senior Notes had a fair value of $400.7 million at June 30, 2023.

An indenture governing the 4.0% Senior Notes (“Indenture”) contains customary covenants and events of default, including covenants that limit our ability to incur certain debt and liens. There are no financial maintenance covenants associated with the Indenture. We believe we were in compliance with these covenants at June 30, 2023.

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

Our corporate credit rating and the credit rating for our debt are presented below:

	Moody’s		Standard & Poor’s
	June 30,	September 30,	June 30,	September 30,
	2023	2022	2023	2022
Corporate credit rating	Ba1	Ba1	BB	BB
ABL Agreement	Not rated	Not rated	Not rated	Not rated
4.0% Senior Notes	Ba1	Ba1	BB	BB
Outlook	Stable	Stable	Stable	Stable

These ratings are not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agencies.

Material Cash Requirements

We enter into a variety of contractual obligations as part of our normal operations in addition to capital expenditures. As of June 30, 2023, we have (i) debt obligations related to our $450.0 million 4.0% Senior Notes which mature in 2029 and include cash interest payments of $18.0 million in 2023 annually through 2029, (ii) cash obligations of $30.8 million for operating leases through 2033 and $1.6 million for finance leases through 2027, and (iii) purchase obligations for raw materials and other parts of approximately $89.6 million which we expect to incur during the next 12 months. We expect to fund these cash requirements from cash on hand and cash generated from operations.

Off-Balance Sheet Arrangements
We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose” entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, at June 30, 2023 we did not have any undisclosed borrowings, debt, derivative contracts or synthetic leases. Therefore, we were not exposed to any financing, liquidity, market or credit risk that could have arisen had we engaged in such relationships.

We use letters of credit and surety bonds in the ordinary course of business to ensure the performance of contractual obligations. At June 30, 2023, we had $12.5 million of letters of credit and $20.4 million of surety bonds outstanding.

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

Item 4.    CONTROLS AND PROCEDURES

There have been no changes in our internal control over financial reporting which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended June 30, 2023.

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

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2023, 1,589 shares were surrendered to us to pay the tax withholding obligations of participants in connection with the vesting of equity awards.

In 2015, we announced the authorization of a stock repurchase program for up to $50.0 million of our common stock. The program does not commit us to a particular timing or quantity of purchases, and we may suspend or discontinue the program at any time. In 2017, we announced an increase to the authorized amount of this program to $250.0 million.

We did not repurchase any shares of our common stock during the three months ended June 30, 2023 pursuant to this authorization, and we had $100.0 million remaining under our share repurchase authorization.

Item 6.     EXHIBITS

Exhibit No.	Document
10.1	Sixth Amendment to Credit Agreement, dated April 5, 2023
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in XBRL (Extensible Business Reporting Language), (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Stockholders' Equity, (v) the Unaudited Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*     Filed with this quarterly report
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MUELLER WATER PRODUCTS, INC.
Date:	August 4, 2023	By:	/s/ Suzanne G. Smith
Suzanne G. Smith
Chief Accounting Officer