Form 10-K
period 2023-09-30
Mueller Water Products, Inc.
filed 2023-12-14
CIK 1350593

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2023
OR
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒ Yes ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.) ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one): ☒ Large accelerated filer     ☐ Accelerated filer ☐ Non-accelerated filer     ☐ Smaller reporting company         ☐ Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant had filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes ☒ No
There were 156,112,060 shares of common stock of the registrant outstanding at December 11, 2023. At March 31, 2023, the aggregate market value of the voting and non-voting common stock held by non-affiliates (assuming only for purposes of this computation that directors and executive officers may be affiliates) was $2,149.2 million based on the closing price per share as reported on the New York Stock Exchange.

DOCUMENTS INCORPORATED BY REFERENCE
Applicable portions of the Proxy Statement for our upcoming 2024 Annual Meeting of Stockholders of the Company are incorporated by reference into Part III of this Form 10-K.

Introductory Note
In this Annual Report on Form 10-K (“Annual Report”), (1) the “Company,” “we,” “us” or “our” refers to Mueller Water Products, Inc. and its subsidiaries; (2) “Water Flow Solutions” refers to our Water Flow Solutions segment; (3) “Water Management Solutions” refers to our Water Management Solutions segment; (4) “Anvil” refers to our former Anvil segment, which we sold on January 6, 2017; and (5) “U.S. Pipe” refers to our former U.S. Pipe segment, which we sold on April 1, 2012. With regard to the Company’s segments, “we,” “us” or “our” may also refer to the segment being discussed.
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
Forward-Looking Statements
This report contains certain statements that may be deemed “forward-looking statements” within the meaning of the federal securities laws. All statements that address activities, events or developments that the Company intends, expects, plans, projects, believes or anticipates will or may occur in the future are forward-looking statements including, without limitation, statements regarding outlooks, projections, forecasts, expectations, commitments, trend descriptions and the ability to capitalize on trends, value creation, Board of Directors and committee composition plans, long-term strategies and the execution or acceleration thereof, operational improvements, inventory positions, the benefits of capital investments, financial or operating performance including improving sales growth and driving increased margins, capital allocation and growth strategy plans, the Company’s product portfolio positioning and the demand for the Company’s products. Forward-looking statements are based on certain assumptions and assessments made by the Company in light of the Company’s experience and perception of historical trends, current conditions and expected future developments.

Actual results and the timing of events may differ materially from those contemplated by the forward-looking statements due to a number of factors, including, without limitation, the ongoing assessment and remediation of the cybersecurity incident announced on October 28, 2023, including legal, reputational, audit and financial risks resulting therefrom and the effectiveness of the Company’s business continuity plans related thereto, as well as the Company’s ability to recover under its cybersecurity insurance policies; logistical challenges and supply chain disruptions, geopolitical conditions, including the Israel-Hamas war, public health crises, or other events; inventory and in-stock positions of our distributors and end customers; an inability to realize the anticipated benefits from our operational initiatives, including our large capital investments in Chattanooga and Kimball, Tennessee and Decatur, Illinois, plant closures, and reorganization and related strategic realignment activities; an inability to attract or retain a skilled and diverse workforce, including executive officers, increased competition related to the workforce and labor markets; an inability to protect the Company’s information systems against further service interruption, misappropriation of data or breaches of security; failure to comply with personal data protection and privacy laws; cyclical and changing demand in core markets such as municipal spending, residential construction, and natural gas distribution; government monetary or fiscal policies; the impact of adverse weather conditions; the impact of manufacturing and product performance; the impact of wage, commodity and materials price inflation; foreign exchange rate fluctuations; the impact of warranty charges and claims, and related accommodations; the strength of our brands and reputation; an inability to successfully resolve significant legal proceedings or government investigations; compliance with environmental, trade and anti-corruption laws and regulations; climate change and legal or regulatory responses thereto; changing regulatory, trade and tariff conditions; the failure to integrate and/or realize any of the anticipated benefits of acquisitions or divestitures; an inability to achieve some or all of our Environmental, Social and Governance goals; and other factors that are described in the section entitled “RISK FACTORS” in Item 1A of this Annual Report.
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

PART I
Item 1.BUSINESS

Our Company
Mueller Water Products, Inc. (“Mueller,” “we,” “our,” or the “Company”) is a leading manufacturer and marketer of products and services used in the transmission, distribution and measurement of water in North America. Our products and services are used by municipalities and the residential and non-residential construction industries. Some of our products have leading positions as a result of their strong brand recognition and reputation for quality, service and innovation. We believe we have one of the largest installed bases of iron gate valves and fire hydrants in the United States. Our iron gate valve or fire hydrant products are specified for use in the largest 100 metropolitan areas in the United States. Our large installed base, broad product range and well-known brands have led to long-standing relationships with the key distributors and end users of our products. Our consolidated net sales were $1,275.7 million in 2023.

We operate our business through two segments, Water Flow Solutions and Water Management Solutions. Segment sales, operating results and additional financial data and commentary are provided in the Segment Analysis section in Part II, Item 7. “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” and in Note 14. of the Notes to Consolidated Financial Statements in Part II, Item 8. “FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this Annual Report.
Organization Updates
Effective October 1, 2021, we implemented a new management structure designed to increase revenue growth, drive operational excellence, accelerate new product development and enhance profitability. Our two operating segments, Water Flow Solutions and Water Management Solutions, align with this management structure.
Effective August 21, 2023, the Company’s Chief Executive Officer (“CEO”) left his role and Marietta Edmunds Zakas, the Company’s Chief Financial Officer (“CFO”) was named President and CEO. Steven S. Heinrichs, the Company’s Chief Legal and Compliance Officer, was named CFO, and continues to serve as Chief Legal and Compliance Officer. In addition, certain other management changes occurred. As a result, the Company incurred transition and retention expense which has been recorded to Strategic reorganization and other charges in our consolidated statements of operations.

Water Flow Solutions
The Water Flow Solutions product portfolio includes iron gate valves, specialty valves and service brass products. Net sales of products in the Water Flow Solutions business unit were approximately 50% of fiscal 2023 consolidated net sales.

Water Management Solutions
The Water Management Solutions product and service portfolio includes fire hydrants, repair and installation, natural gas, metering, leak detection, and pressure management and control products and solutions. Net sales of products and services in the Water Management Solutions business unit were approximately 50% of fiscal 2023 consolidated net sales.

Business Strategy
Our business strategy is to capitalize on the large, attractive and growing water infrastructure markets worldwide. Key elements of this strategy are as follows:
Drive operational improvements and deliver benefits from capital investments.
We seek to bring best practices focused on Lean manufacturing and Six Sigma business process improvement methodologies, with an investment mindset to deliver manufacturing productivity improvements. We expect these efforts will drive sales growth, improve product margins, and facilitate innovation and new product development. Productivity improvements within our facilities should allow us to lower costs, which can help fund additional manufacturing initiatives and continued investment in product development.
Over the past five years, we have prioritized capital investments to modernize our manufacturing facilities and processes, expand capacity and capabilities for domestic manufacturing and accelerate new product development. We believe these investments will drive margin expansion by lowering costs, expand our product portfolio, and improve product quality. We have completed our large valve manufacturing expansion in Chattanooga, Tennessee and our new facility in Kimball,

Tennessee, which included consolidating multiple facilities. We expect these investments to support our domestic manufacturing capabilities for specialty and large valves and to capitalize on the growing need for highly engineered valves required for water infrastructure projects. During 2023, we started initial production at a new brass foundry in Decatur, Illinois, which will eventually replace our original brass foundry built there in the early 1900s. These three projects accounted for a significant portion of our capital expenditures over the past five years. They are expected to drive operational efficiencies, expand capabilities for American-made products, advance our sustainability environmental initiatives, and help accelerate product development.
Accelerate product development and innovation.
We plan to continue to invest in our product development capabilities, including expanding our research and development staff, to develop and market new products and services. We expect to add new products to our portfolio and offer new products in different end markets. We continue to enhance our software platform, Sentryx™, which provides data intelligence to help water utilities make strategic and operational decisions. This data includes leak detection, pressure monitoring, advanced metering and water quality metrics, which are aggregated and consolidated within the Sentryx™ platform, providing utilities with critical information to monitor and control their water networks. As our customers seek to use real-time data and analytics to manage and repair their aging pipe networks more efficiently, we believe we are well-positioned to provide solutions given our expertise and the large installed base of our products.
Execute sales initiatives and channel strategies to enhance customer service and increase growth.
While our distribution network covers all of the major locations for our principal products in the United States and Canada, we want to continue to invest in process improvements to support our objective of being the preferred partner for our customers. Expanding the capabilities of our systems and employees will allow us to improve our customers’ experiences. We continue to invest time and resources to deepen our channel partnerships and end customer relationships to increase our presence in the fastest growing markets. Additionally, we seek to attract and retain customers through product training and engineering resources to ascertain, educate and understand project requirements.
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

Description of Products and Services
We offer a broad line of water infrastructure, flow control, metering and leak detection products and services primarily in the United States and Canada. Water Flow Solutions sells iron gate and specialty valves, and service brass products. Water Management Solutions sells fire hydrants, repair and installation, natural gas, metering, leak detection and pressure management and control products and solutions. Our products are designed, manufactured and tested in compliance with relevant industry standards. Our water distribution products are manufactured to meet or exceed American Water Works Association (“AWWA”) standards and, where applicable, certified to National Science Foundation (“NSF”)/American National Standards Institute (“ANSI”) Standard 61 for potable water conveyance. Underwriters Laboratory (“UL”) and FM Approvals (“FM”) have approved many of these products. Additionally, our products are typically specified by a water utility for use in its infrastructure system.
, leak detection and pressure control products
Water Flow Solutions
Water Flow Solutions’ product portfolio includes iron gate valves, specialty valves and service brass products. We recognized $634.4 million, $714.1 million and $617.8 million of net sales in our 2023, 2022 and 2021 fiscal years, respectively, for Water Flow Solutions products and solutions.

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
Water Management Solutions
Water Management Solutions’ portfolio includes fire hydrants, repair and installation, natural gas, metering, leak detection and pressure management and control products and solutions. We recognized $641.3 million, $533.3 million and $493.2 million of net sales in our 2023, 2022, and 2021 fiscal years respectively, for Water Management Solutions products and solutions.

Fire Hydrants.  Water Management Solutions manufactures dry-barrel and wet-barrel fire hydrants. Water Management Solutions sells fire hydrants for new water infrastructure development, fire protection systems and water infrastructure repair and replacement projects.
Our fire hydrants consist of an upper barrel and nozzle section and a lower barrel and valve section that connects to a water main. In dry-barrel fire hydrants, the valve connecting the barrel of the hydrant to the water main is located below ground at or below the frost line, which keeps the upper barrel dry. Water Management Solutions sells dry-barrel fire hydrants under the Mueller and U.S. Pipe Valve and Hydrant brand names in the United States and Mueller and the Canada Valve™ brand names in Canada. Water Management Solutions also makes wet-barrel fire hydrants, where the valves are located in the hydrant nozzles and the barrel contains water at all times. Wet-barrel fire hydrants are made for warm weather climates, such as in California and Hawaii, and are sold under the Jones® brand name.
Most municipalities have approved a limited number of fire hydrant brands for installation as a result of their desire to use the same tools and operating instructions across their systems and to minimize inventories of spare parts. We believe the large installed base of Mueller fire hydrants throughout the United States and Canada, reputation for superior quality and performance as well as specified position have contributed to the leading market position of our fire hydrants. This large installed base also leads to recurring sales of replacement fire hydrants and hydrant parts.
Repair Products and Services. Water Management Solutions also sells pipe repair products, such as couplings, grips and clamps used to repair leaks, under the HYMAX®, Mueller® and Krausz® brand names.
Water Metering Products and Systems. Water Management Solutions manufactures and sources a variety of water technology products under the Mueller® brand name that are designed to help water providers accurately measure and control water usage. Water Management Solutions offers a complete line of residential, fire protection and commercial metering solutions. Residential and commercial water meters are generally classified as either manually read meters or remotely read meters via radio technology. A manually read meter consists of a water meter and a register that gives a visual meter reading display. Meters equipped with radio transmitters (endpoints) use encoder registers to convert the measurement data from the meter (mechanical or static) into an encrypted digital format which is then transmitted via radio frequency to a receiver that collects and formats the data appropriately for water utility billing systems. These remotely or electronically read systems are either automatic meter reading (“AMR”) systems or fixed network advanced metering infrastructure (“AMI”) systems. With an AMR system, utility personnel with mobile equipment, including a radio receiver, computer and reading software, collect the data from utilities’ meters. With an AMI system, a network of permanent data collectors or gateway receivers that are always active or listening for the radio transmission from the utilities’ meters gather the data. AMI systems eliminate the need for utility personnel to travel through service territories to collect meter reading data. These systems provide the utilities with more frequent and diverse data at specified intervals from the utilities’ meters and allow for two-way communication. Water Management Solutions sells both AMR and AMI systems and related products. Our remote disconnect water meter enables the water flow to be stopped and started remotely via handheld devices or from a central operating facility.
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

Additionally, Water Management Solutions produces machines and tools for tapping, drilling, extracting, installing and stopping-off, which are designed to work with its water and gas fittings and valves as an integrated system. We also provide gas valve products primarily for use in gas distribution systems. With our Singer Valve and i2O products, we provide a range of intelligent water solutions including pressure control valves, advanced pressure management, network analytics, event management and data logging.

Manufacturing
See “Item 2. PROPERTIES” for a description of our principal manufacturing facilities.
We will continue to expand the use of Lean manufacturing and Six Sigma business process improvement methodologies where appropriate to safely capture higher levels of quality, service and operational efficiency in our manufacturing facilities in both segments.
Mueller Water Products operates ten manufacturing facilities located in the United States, Israel and China. These manufacturing operations include foundry, machining, fabrication, assembly, testing and painting operations. Not all facilities perform each of these operations. Our existing manufacturing capacity is sufficient for anticipated near-term requirements. In order to meet longer-term capacity requirements and modernize some production facilities, we have expanded the large valve casting capabilities at the facility located in Chattanooga, Tennessee, and added a new facility nearby in Kimball, Tennessee to expand domestic manufacturing capabilities for specialty large valves. Additionally, our new brass foundry in Decatur, Illinois, is nearly complete and will replace our existing brass foundry there. Our foundries use both lost foam and green sand casting techniques. We use the lost foam technique for fire hydrant production in our Albertville, Alabama facility and for iron gate valve production in our Chattanooga, Tennessee facility. The lost foam technique has several advantages over the green sand technique, especially for high-volume products, including a reduction in the number of manual finishing operations, lower scrap levels and the ability to reuse some of the materials.

Additionally, we design, manufacture, and assemble water metering products in Cleveland, North Carolina. In Atlanta, Georgia, we design and support AMR and AMI systems in our research and development center of excellence for software and electronics. Our research and development center in Toronto, Ontario, Canada, designs and supports leak detection and pipe condition assessment products and solutions. Product design and support for our intelligent water solutions products and services for pressure management are in Southampton, United Kingdom.

Purchased Components and Raw Materials
Our products are made using various purchased components and several basic raw materials that include brass ingot, scrap steel, sand and resin. Purchased parts and raw materials represented approximately 45% and 11%, respectively, of Cost of sales in 2023.

Patents, Licenses and Trademarks
We have active patents relating to the design of our products and trademarks for our brands and products. We have filed and continue to file when appropriate, patent applications used in connection with our business and products. Many of the patents for technology underlying the majority of our products have been in the public domain for many years, and we do not believe third-party patents individually or in the aggregate are material to our business. However, we consider the pool of proprietary information, consisting of expertise and trade secrets relating to the design, manufacture and operation of our products to be particularly important and valuable. We generally own the rights to the products that we manufacture and sell, and we are not dependent in any material way upon any third-party license or franchise to operate. See “Item 1A. RISK FACTORS-Any inability to protect our intellectual property or our failure to effectively defend against intellectual property infringement claims could adversely affect our competitive position.”

Our brand names include:

Canada Valve™	Centurion®
Echologics®	Echoshore®
ePulse®	Ez-Max®
Hersey®™	Hydro Gate®
Hydro-Guard®	HYMAX®
HYMAX VERSA®	Jones®
Krausz®	LeakFinderRT®
LeakFinderST™	LeakListener®
LeakTuner®	Milliken™®
Mueller®	Mueller Systems®
Pratt®	Pratt Industrial®
Repaflex®	Repamax®
Sentryx™	Singer™®
U.S. Pipe Valve and Hydrant

Seasonality
Parts of our business depend upon construction activity, which is seasonal in many areas as a result of the impact of cold weather conditions on construction. Net sales and operating income have historically been lowest in the quarters ending December 31 and March 31 when the northern United States and most of Canada generally face weather conditions that restrict significant construction and other field crew activity. See “Item 1A. RISK FACTORS-Seasonal demand for certain of our products and services may adversely affect our financial results.”

Sales, Marketing and Distribution
We primarily sell to national and regional waterworks distributors in the U.S. and Canada. Our distributor relationships are generally non-exclusive, but we attempt to align ourselves with key distributors in the principal markets we serve. We believe “Mueller” is the most recognized brand in the United States water infrastructure industry. Our extensive installed base, broad product range and well-known brands have led to many long-standing relationships with the key distributors in the principal markets we serve. Our distribution network covers all of the major locations for our principal products in the United States and Canada. Although we have long-standing relationships with most of our key distributors, we typically do not have long-term contracts with them, including our two largest distributors, which together accounted for approximately 35%, 40% and 39% of our gross sales in 2023, 2022 and 2021 fiscal years, respectively. See “Item 1A. RISK FACTORS-Our business depends on a small group of key customers for a significant portion of our sales.”
Water Flow Solutions
Water Flow Solutions sells its products primarily through waterworks distributors to a wide variety of end user customers, including water and wastewater utilities, and fire protection and construction contractors. Sales of the products are heavily influenced by the specifications for the underlying projects. Approximately 6% of Water Flow Solutions’ net sales were to Canadian customers in our fiscal year 2023, 8% in fiscal year 2022 and 7% in fiscal year 2021.
Water Management Solutions
Water Management Solutions sells its products primarily through waterworks distributors to a wide variety of end user customers, including water and wastewater utilities, gas utilities, integrated suppliers, as well as fire protection and construction contractors. Sales of our products are heavily influenced by the specifications for the underlying projects. Water Management Solutions also sells its water metering, leak detection, including pipe condition assessment, and pressure management and control products and solutions directly to municipalities and to waterworks distributors. Approximately 6% of Water Management Solutions’ net sales were to Canadian customers in fiscal year 2023, 7% in fiscal year 2022 and 8% in fiscal year 2021.

Backlog
We consider backlog to represent orders placed by customers for which goods or services have yet to be shipped. Backlog is a meaningful indicator for many of our product lines. The delivery lead time for certain product lines such as specialty valves can be longer than one year, and we expect approximately 22% of Water Flow Solutions’ backlog at the end of 2023 will not be shipped until beyond 2024. Water Management Solutions manufactures or sources water meter systems that are sometimes ordered in large quantities with delivery dates over several years. We expect approximately 2% of Water Management Solutions’ backlog at the end of 2023 will not be shipped until beyond 2024. Due to higher demand levels in 2022, we experienced record levels of short-cycle backlog, primarily for our iron gate valves, service brass products and fire hydrants. Backlog for Water Management Solutions and Water Flow Solutions are as follows:

	September 30,
	2023	2022
	(in millions)
Water Flow Solutions	$232.0	$419.1
Water Management Solutions	93.5	309.8
Total backlog	$325.5	$728.9

Sales cycles for metering systems can span several years, and it is common for customers to place orders throughout the contract period. Although we believe we have a common understanding with our customer as to the total value of a contract when it is awarded, we do not include customer orders in our backlog until the customer order is received.

Competition
The United States and Canadian markets for water infrastructure and flow control products are very competitive. See “Item 1A. RISK FACTORS-Strong competition could adversely affect prices and demand for our products and services, which would adversely affect our operating results and financial condition.” There are only a few competitors for most of our product and service offerings. Many of our competitors are well-established companies with products that have strong brand recognition. We consider our installed base, product quality, customer service level, brand recognition, innovation, distribution and technical support to be competitive strengths.
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
The markets for products and services sold by Water Management Solutions are very competitive, with some mature products, and many end users are slow to transition to brands other than their historically preferred brands. We believe that our fire hydrants enjoy a strong competitive position primarily based on the extent of their installed base, product quality, specified position and brand recognition. Our principal competitors for fire hydrants are McWane, Inc. and American Cast Iron Pipe Company. We believe the markets for many of our repair products are open to product innovation. For our pipe repair products, we believe our brand names, including Krausz® and HYMAX®, are generally associated with premium products as a result of our patented technology and superior features. Our current marketing strategy is primarily focused on repair, joining and restraining of water infrastructure piping systems, which consists of cast iron, ductile iron and plastic pipe. Our repair solutions work well with all of these. Our primary competitors in the repair market are Romac Industries, Smith Blair, Viking Johnson, AVK Group, JCM Industries, and Georg Fisher Ltd.

Water Management Solutions sells water metering products and systems, primarily in the United States. We believe a substantial portion of this market is in the process of transitioning from manually read meters to electronically read meters; however, we expect this transition to be relatively slow and that many end users will be reluctant to adopt brands other than their historically preferred brand. Although Water Management Solutions’ market position is relatively small, we believe our electronically read meters and associated technology are positioned to gain a greater share of these markets. Our principal competitors are Sensus, Neptune Technology Group Inc., Badger Meter, Inc., Itron, Inc., and Master Meter, Inc. We also sell pressure control valves and pressure loggers through our Singer Valve and i2O products. The primary competitors for these products are Cla-Val, Watts, OCV, Ross Valve, Bermad and Halma. Water Management Solutions also sells water leak detection and pipe condition assessment products and services in North America, the United Kingdom and select countries in Europe, Asia and the Middle East, with our primary markets being the United States and Canada. The worldwide market for leak detection and pipe condition assessment is highly fragmented with numerous competitors. Our more significant competitors are Pure Technologies Ltd., Gutermann AG and Syrinix Ltd. Additionally, we sell gas repair products which are primarily used on distribution lines. Our primary competitors for these products are Smith Blair, T.D. Williamson, and A.Y. McDonald.

Research and Development
Our primary research and development (“R&D”) facilities are located in Chattanooga, Tennessee; Ariel, Israel; Atlanta, Georgia; Toronto, Ontario; and Southampton, United Kingdom. The primary focus of these operations is to develop new products, improve and refine existing products and obtain and assure compliance with industry approval certifications or standards, such as AWWA, UL, FM, NSF and The Public Health and Safety Company. R&D expenses were $25.9 million, $24.5 million and $17.1 million during 2023, 2022 and 2021, respectively.

Regulatory and Environmental Matters
Our operations are subject to numerous federal, state and local laws and regulations, both within and outside the United States, in areas such as: competition, government contracts, international trade, labor and employment, tax, licensing, consumer protection, environmental protection, workplace health and safety, and others.  These and other laws and regulations impact the manner in which we conduct our business, and changes in legislation or government policies can affect our operations, both favorably and unfavorably. For example, the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and similar state laws affect our operations by, among other things, imposing investigation and cleanup requirements for threatened or actual releases of hazardous substances. Under CERCLA, joint and several liability may be imposed on operators, generators, site owners, lessees and others regardless of fault or the legality of the original activity that caused or resulted in the release of the hazardous substances. Thus, we may be subject to liability under CERCLA and similar state laws for properties that: (1) we currently own, lease or operate; (2) we, our predecessors, or former subsidiaries previously owned, leased or operated; (3) sites to which we, our predecessors or former subsidiaries sent waste materials; and (4) sites at which hazardous substances from our facilities’ operations have otherwise come to be located. The purchaser of U.S. Pipe has been identified as a “potentially responsible party” (“PRP”) under CERCLA in connection with a former manufacturing facility operated by U.S. Pipe that was in the vicinity of a Superfund site located in North Birmingham, Alabama. Under the terms of the acquisition agreement relating to our sale of U.S. Pipe, we agreed to indemnify the purchaser for certain environmental liabilities, including those arising out of the former manufacturing site in North Birmingham. Accordingly, the purchaser tendered the matter to us for indemnification, which we accepted. Ultimate liability for the site will depend on many factors that have not yet been determined, including the determination of the Environmental Protection Agency’s (“EPA”) remediation costs, the number and financial viability of the other PRPs (there are three other PRPs currently) and the determination of the final allocation of the costs among the PRPs. For more information regarding this matter as well as others that may affect our business, including our capital expenditures, earnings and competitive position, see “Item 1A. RISK FACTORS,” “Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Contingencies” and Note 15. of the Notes to Consolidated Financial Statements.
Our operations are subject to federal, state and local laws, regulations and ordinances relating to various environmental, health and safety matters. We believe our operations are in compliance with, or we are taking actions designed to reinforce compliance with, these laws, regulations and ordinances. However, the nature of our operations exposes us to the risk of claims concerning non-compliance with environmental, health and safety laws or standards, and there can be no assurance that material costs or liabilities will not be incurred in connection with those claims. Except for certain orders issued by environmental, health and safety regulatory agencies, with which we believe we are in compliance and which we believe are immaterial to our financial condition, results of operations and liquidity, we are not currently named as a party in any judicial or administrative proceeding relating to environmental, health and safety matters.

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

Financial	Health and Wellness	Work-Life Balance
Competitive Base Pay	Medical, Dental and Vision Benefits (including telemedicine)	Paid time off, paid holidays and jury duty pay
Employee Incentive Plan (Annual Bonus)	Flexible Spending Accounts and Health Savings Accounts	Paid Parental Leave (maternity, paternity, adoption)
Supplemental Pay (Overtime)	Supplemental Health Benefits	Healthcare navigation/concierge program
Employee Stock Purchase Plan	Wellness Rewards Program	Employee Assistance Program (mental health, legal, financial services)
Recognition Pay and Service Awards	Health Plan Incentives	Associate Discount Programs and Services
401(k) Retirement Savings Plan with Company Match (Traditional and Roth)	On-site and complimentary Vaccinations	Flexible Work Arrangements
Life Insurance (employee and dependents)	Dependent Care Accounts	Tuition Reimbursement
Short-term and Long-term Disability Insurance	Voluntary Benefits Offering	No Deductible Medical Mental Health Benefits
Commitment to Diversity and Inclusion. We strive to promote inclusion in the workplace, to build on our understanding of potential human rights issues by engaging with appropriate communities, and to interact with our employees and all communities in a manner that respects human rights. We encourage our suppliers to follow these practices as well. As of September 30, 2023, women represented 36% and minorities also represented 36% of our Board of Directors.

We condemn human rights abuses and do not condone the use of slave or forced labor, human trafficking, child labor, the degrading treatment of individuals, physical punishment, or unsafe working conditions.

All employees are required to understand and obey local laws, to report any suspected violations, and to act in accordance with our Core Values and Code of Conduct.

We concluded a comprehensive pay equity analysis in 2021 encompassing all staff members and job levels in addition to considering gender and race. We believe we have made compensation adjustments to rectify compensation disparities. We also implemented hiring and promotional practices to support our goal of ensuring offers to new employees or to employees being promoted internally are aligned with the market and equitable on an internal basis. We plan to conduct another comprehensive pay equity analysis in the near future and at appropriate intervals going forward.

In our fiscal year 2022, we expanded our Diversity and Inclusion (“D&I”) Council framework to include a series of councils including an executive council, a company-wide employee council and local employee councils at each plant as well as a corporate and sales team council.

Talent Acquisition and Retention. We strive to attract, develop and retain high-performing talent, and we support and reward employee performance. Programs to strengthen our talent include an employee referral program, tuition reimbursement, continued training and development and succession planning. We also have partnerships with local and national educational institutions for our recruiting efforts. We prioritize employee engagement and transparency by implementing programs and processes to ensure our employees have opportunities to ask questions, voice concerns, and share feedback. This is accomplished in part by conducting an annual employee satisfaction survey, and quarterly town hall meetings. Our fiscal year 2023 employee turnover rate was approximately 36%.

Leadership and Culture Development. As new generations enter the workforce, their dedication to sustainability is pivotal for our long-term prosperity. The Mueller Development Program (“MDP”) has been developed to create a pathway for upcoming talent. In 2022, we extended our Frontline Leader training program, offering resources in time management, communication, team building, and personal coaching.

At September 30, 2023, we employed approximately 3,200 people, of whom 81% work in the United States. At September 30, 2023, approximately 58% of our United States hourly workforce was represented by collective bargaining agreements. Additionally, certain foreign countries where we have employees, such as China, provide by law for employee rights which include requirements similar to collective bargaining agreements. We believe we have good relations with our employees, including those represented by collective bargaining agreements.
We have successfully negotiated and extended several of our collective bargaining agreements in the past. Our locations with employees covered by such agreements are presented below.

Location	Expiration of current agreement(s)
Chattanooga, TN	November 2025
Chattanooga, TN	January 2027
Decatur, IL	June 2027
Albertville, AL	October 2027

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
Our primary end markets are repair and replacement of water infrastructure, driven by municipal spending and new water infrastructure installation driven by new residential construction. As a result, a significant portion of our business depends on local, state and federal spending on water and wastewater infrastructure upgrade, repair and replacement. Funds for water and wastewater infrastructure repair and replacement typically come from local taxes, water fees and water rates. State and local governments and private water entities that do not adequately budget for expenditures when setting tax rates, water rates and water fees, as applicable, could be unable to pay for water infrastructure repair and replacement if they do not have access to other funding sources. In addition, reductions or delays in federal spending related to water or wastewater infrastructure could adversely affect state or local projects and thus may adversely affect our financial results.
Governments and private water entities may have limited abilities to increase taxes, water fees or water rates, as applicable. It is not unusual for water and wastewater projects to be delayed and rescheduled for a number of reasons, including changes in project priorities, increasing interest rates, inflation and difficulties in complying with environmental and other governmental regulations. For example, changes in interest rates and credit markets, including municipal bonds, mortgages, home equity loans and consumer credit, have in the past and may in the future significantly increase the costs of the projects in which our products are utilized, such as in new residential construction and water and wastewater infrastructure upgrade, repair and replacement projects, and lead to such projects being reduced, delayed and/or rescheduled, which could result in a decrease in our sales and earnings and adversely affect our financial condition. In addition, higher interest rates are often accompanied by inflation. We have in the past and may in the future be unable to raise the prices of our products sufficiently to keep up with the rate of inflation, which would reduce our profit margins and cash flows.
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
New water and wastewater infrastructure spending is heavily dependent upon residential construction. As a result, our financial performance depends significantly on the stability and growth of the residential construction market. This market depends on a variety of factors beyond our control, including household formation, consumer confidence, interest rates, inflation and the availability of mortgage financing, as well as the mix between single and multifamily construction, availability of construction labor and ultimately the extent to which new construction leads to the development of raw land. Adverse conditions or sustained uncertainty regarding the residential construction market have had, and may in the future have, an adverse effect on our sales, profitability and cash flows, including the risk that one or more of our distributors and/or end use customers decide to delay purchasing, or determine not to purchase, our products or services.
Our business depends on a small group of key customers for a significant portion of our sales.
A majority of our products are sold primarily to distributors and our success depends on these third parties operating their businesses profitably and effectively. These distributors’ profitability and effectiveness can vary significantly from company to company and from region to region within the same company. Further, our largest distributors generally also carry competing products. We may fail to align our operations with successful distributors in any given market.
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
Certain products and solutions, primarily technology-enabled products and solutions as well as gas repair products, are sold directly to end users. Some of these customers represent a relatively high concentration of sales. Over time, expected growth in sales is expected to lessen the significance of individual customers. In the short term, net sales could decline if existing significant customers do not continue to purchase our products or services and new customers are not obtained to replace them.
Strong competition could adversely affect prices and demand for our products and services, which would adversely affect our operating results and financial condition.
The United States and Canadian markets for water infrastructure and flow control products are very competitive. While there are only a few competitors for most of our product and service offerings, many of our competitors are well-established companies with strong brand recognition. We compete on the basis of a variety of factors, including the quality, price and innovation of our products, services and service levels, and product specifications and availability. Our ability to retain customers in the face of competition depends on our ability to market our products and services to our customers and end users effectively.
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
Our technology-enabled smart metering, leak detection, pressure monitoring and pipe condition assessment products and services have much less market history than many of our traditional products. Our investments in smart metering have primarily focused on the market for AMI and have been based on our belief that water utilities will transition over time from traditional manually-read meters to automatically-read meters. The market for AMI continues to evolve, and the United States markets for water meter products and systems are highly competitive. Water utilities have traditionally been slow adopters of new technology and may not adopt AMI as quickly as we expect, partially as a result of the substantial investment related to installation of AMI systems. The strong market positions of our primary competitors may also slow the adoption of our products. Similarly, the adoption of our pressure monitoring, leak detection and pipe condition assessment products and services depends on the willingness of our customers to invest in new product and service offerings, and the pace of adoption may be slower than we expect. The markets for our technology-enabled products and services have developed more slowly than we expected and may continue to do so. If these products and services fail to gain market acceptance, our opportunity to grow these businesses will be limited.

Risks related to our business strategy
We may not be able to adequately manage the risks associated with installed products and the introduction and deployment of new products and systems, including increased warranty costs.
The success of our existing and new products and systems, such as our smart hydrant and Sentryx™ software platform, will depend on our ability to manage the risks associated with their introduction and continued maintenance and management, including the risk that existing and new products and systems may have quality or other defects or deficiencies that result in their failure to satisfy performance or reliability requirements. Our success will depend in part on our ability to manage these risks, including costs associated with design, manufacturing, installation, maintenance and warranties. These challenges can be costly and technologically challenging, and we cannot determine in advance the ultimate effect they may have. Warranty liabilities and the related reserve estimation process is highly judgmental as a result of the complex nature of these exposures and the unique circumstances of each claim. Furthermore, once claims are asserted for an alleged product defect by customers, it can be difficult to determine the level of potential exposure or liability related to such allegation to which the assertion of these claims may expand geographically. Although we have obtained insurance for certain product related claims, such policies may not be available to us or adequately cover the liability for damages, the cost of repairs and/or the expense of litigation. Current and future claims may arise out of events or circumstances not covered by insurance and not subject to effective indemnification agreements with our subcontractors. Failure to successfully manage these challenges could result in lost sales, significant expense, and harm to our reputation.
Our products and services may be affected from time to time by design and manufacturing defects that could materially adversely affect the business and result in harm to our reputation.
We offer several technologically enhanced, complex hardware and software products and services that can be affected by design and manufacturing defects. Unanticipated defects can also exist in components and products we purchase from third parties. Component defects could make our products unsafe and create a risk of environmental or property damage and personal injury. In addition, our offerings can have quality issues and from time-to-time experience outages, disruptions, slowdowns or errors. As a result, our products and services may not perform as anticipated and may not meet customer expectations. There can be no assurance we will be able to detect and fix all issues and defects in the hardware, software and services we offer. Failure to do so can result in widespread technical and performance issues affecting our offerings. In addition, we can be exposed to product liability claims, recalls, product replacements or modifications, write-offs of inventory, property, plant and equipment, and/or intangible assets, and significant warranty and other expenses, including litigation costs. Quality problems can also adversely affect the experience for our customers and result in harm to our reputation, loss of competitive advantage, poor market acceptance, reduced demand for products and services, new product and service introduction delays and lost sales.
Inefficient or ineffective allocation of capital, along with increased capital expenditure levels to modernize our aging facilities and expand our capabilities, could adversely affect our operating results and/or stockholder value, including a negative impact on our available cash reserves and prevent acquisition or other cash-intensive opportunities.
Our goal is to invest capital to generate long-term value for our stockholders. This includes spending on capital projects; developing or acquiring strategic businesses; technologies and product lines with the potential to strengthen our industry position; enhancing our existing set of product and service offerings, or entering into new markets; as well as periodically returning value to our stockholders through share repurchases and dividends. For example, we have completed the construction of our large valve manufacturing expansion in Chattanooga, Tennessee, and a facility in Kimball, Tennessee and are nearly complete with our new brass manufacturing facility in Decatur, Illinois. To a large degree, capital efficiency reflects how well we manage key risks. The actions taken to address specific risks may affect how well we manage the more general risk of capital efficiency. If we do not allocate properly and manage our capital, we may fail to produce expected financial results, and we may experience a reduction in stockholder value, including increased volatility in our stock price.
We may not realize the expected benefits from our strategic reorganization plans.
Between November 2019 and September 2022, we transitioned all, or substantially all, operations from our facilities in Hammond, Indiana; Aurora, Illinois; Woodland, Washington; and Surrey, British Columbia, Canada; to our Kimball, Tennessee facility. Additionally, we are nearing completion of a new brass foundry in Decatur, Illinois to replace our original brass foundry. We cannot guarantee that the activities under the restructuring and reorganization activities will result in the desired efficiencies and estimated cost savings, if any.

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
Acquisitions and technology investments may involve significant cash expenditures, the incurrence of debt, operating losses and expenses that could have a materially adverse effect on our business, financial condition, results of operations and cash flows. These types of transactions involve numerous other risks, including but not limited to:
•Diversion of management time and attention from existing operations,
•Difficulties in integrating acquired businesses, technologies and personnel into our business or into our compliance and control programs, particularly those that include international operations,
•Working with partners or other ownership structures with shared decision-making authority (our interests and other ownership interests may be inconsistent),
•Difficulties in obtaining and verifying relevant information regarding a business or technology prior to the consummation of the transaction, including the identification and assessment of liabilities, claims or other circumstances, including those relating to intellectual property claims, that could result in litigation or regulatory exposure,
•Assumptions of liabilities that exceed our estimated amounts,
•Verification of financial statements and other business information of an acquired business,
•Inability to obtain required regulatory approvals and/or required financing on favorable terms,
•Potential loss of key employees, contractual relationships or customers of the acquired business,
•Increased operating expenses related to the acquired businesses or technologies,
•The failure of new technologies, products or services to gain market acceptance with acceptable profit margins,
•Entering new markets in which we have little or no experience or in which competitors may have stronger market positions,
•Dilution of stockholder value through the issuance of equity securities or equity-linked securities, and
•Inability to achieve expected synergies or the achievement of such synergies taking longer than expected to realize, including increases in sales, enhanced efficiencies, or increased market share, or the benefits ultimately may be smaller than we expected.
Any acquisitions or investments may ultimately harm our business or financial condition, as they may not be successful and may ultimately have an adverse effect on our operating results, financial condition and/or result in impairment charges.
Potential international business opportunities may expose us to additional risks, including foreign currency exchange rate fluctuations.
Part of our growth strategy depends on expanding internationally. Although sales outside of the United States account for a relatively small percentage of our total net sales, we have business activity in Canada, Israel and the United Kingdom. Some countries that present potential good business opportunities also face political and economic instability and vulnerability to infrastructure and other disruptions. Seeking to expand our business internationally exposes us to additional risks, which include foreign exchange risks and currency fluctuations, as discussed more fully below, political and economic uncertainties, changes in local business conditions and national and international conflicts. A primary risk we face in connection with our export shipments relates to our ability to collect amounts due from customers. We also face the potential risks arising from staffing, monitoring and managing international operations, including the risk that such activities may divert our resources and management time.
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
We make sales, incur expenses and invest cash in foreign currencies as part of our operations outside of the United States. Accordingly, fluctuations in foreign currency exchange rates may significantly increase the amount of United States dollars required for foreign currency expenses or significantly decrease the United States dollars we receive from sales denominated in a foreign currency. Changes between a foreign exchange rate and the United States dollar affect the amounts we record for our foreign assets, liabilities, revenues and expenses, and could have a negative effect on our financial results. We expect that our exposure to foreign currency exchange rate fluctuations will grow as the relative contribution of our operations outside the United States increases through both organic and inorganic growth.

Risks related to our operations
Our reliance on vendors for certain products, some of which are single-source or limited-source suppliers, could harm our business by adversely affecting product availability, reliability or cost.
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
These relationships reduce our direct control over production. Our reliance on these vendors subjects us to a greater risk of shortages, and reduced control over delivery schedules of products, as well as a greater risk of increased product costs. In instances where we stock lower levels of product inventories, a disruption in product availability could harm our financial performance and our ability to satisfy customer needs. In addition, defective products from these manufacturers could reduce product reliability and harm our reputation.
A disruption in our supply chain or other factors impacting the distribution of our products could adversely affect our business.
A disruption within our logistics or supply chain network at any of the freight companies that deliver components for our manufacturing operations in the United States or ship our fully-assembled products to our customers could adversely affect our business and result in lost sales and increased expenses or harm to our reputation. Our supply chain is dependent on third party ocean-going container ships, rail, barge, air and trucking systems and, therefore, disruption in these logistics services because of weather-related problems, strikes, bankruptcies, inflation, public health crises, such as pandemics, or other events could adversely affect our financial performance and financial condition, negatively impacting sales, profitability and cash flows.
The Israel-Hamas war caused a temporary shutdown in our facility in Ariel, Israel in October 2023. While we have partially reopened the facility, continued disruptions and escalations of conflicts in the area increase the likelihood of supply interruptions and may hinder our ability to acquire the necessary materials we need to make our products. Supply disruptions from lack of access to materials has impacted, and continues to impact, our ability to produce and deliver our products on time and at favorable pricing.
Seasonal demand for certain of our products and services may adversely affect our financial results.
Sales of some of our products, including iron gate valves and fire hydrants, are seasonal, with lower sales in our first and second fiscal quarters when weather conditions throughout the northern United States and most of Canada tend to be cold resulting in lower levels of construction activity. This seasonality in demand has resulted in fluctuations in our sales and operating results. To satisfy demand during expected peak periods, we may incur costs associated with building inventory in off-peak periods, and our projections as to future needs may not be accurate. Because many of our expenses are fixed, seasonal trends can cause reductions in our profitability and profit margins and deterioration of our financial condition during periods affected by lower production or sales activity.
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

Inflation has the potential to adversely affect our business, financial condition and results of operations by increasing our overall cost structure, including purchased parts, commodity and raw material costs and labor. In an inflationary environment, we may be unable to raise the prices of our products sufficiently to keep up with the rate of inflation, which would reduce our profit margins and cash flows. Other inflationary pressures could affect wages, the cost and availability of components and raw materials and other inputs and our ability to meet customer demand. Inflation may further exacerbate other risk factors, including supply chain disruptions, risks related to international operations and the recruitment and retention of qualified employees.

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
We engage in implementations and upgrades to our software systems, including to our Enterprise Resource Planning (“ERP”) system. The ERP is designed to accurately maintain the Company’s books and records and provide information important to the operation of the business to the Company’s management team. Any software implementation or upgrade requires significant investment of human and financial resources, and we may experience significant delays, increased costs and other difficulties. Any significant disruption or deficiency in the design and implementation of our software systems, including our ERP, could adversely affect our ability to process orders, ship product, send invoices and track payments, fulfill contractual obligations or otherwise operate our business. While we invest significant resources in planning and project management, significant issues may arise.

Normal operations at our key manufacturing facilities may be interrupted.
Some of our key products, including fire hydrants, iron gate valves, service brass products, specialty valves and repair products are manufactured at a single facility or a few facilities, that depend on critical pieces of heavy equipment that cannot be moved economically to other locations or sourced quickly. We are therefore limited in our ability to shift production among locations. The operations at our manufacturing facilities may be interrupted or impaired by various operating risks, including, but not limited to:
•Catastrophic events, such as fires, floods, explosions, natural disasters, public health crises, severe weather or other similar occurrences,
•Terrorist attacks, wars, mass shootings or other acts of violence,
•Interruptions in the delivery of raw materials or purchased parts, shortages of equipment or spare parts, or other manufacturing inputs,
•Adverse government regulations,
•Equipment or information systems breakdowns or failures,
•Violations of our permit requirements or revocation of permits,
•Release of pollutants and hazardous substances to air, soil, surface water or ground water,
•Labor disputes, and
•Cyberattacks and events.
The occurrence of any of these events may impair our production capabilities and adversely affect our sales, profitability and cash flows.
Any inability to protect our intellectual property or our failure to effectively defend against intellectual property infringement claims could adversely affect our competitive position.
Our business depends on our technology and expertise, which were largely developed internally and are not subject to statutory protection. We rely on a combination of patent protection, copyright and trademark laws, trade secrets protection, employee and third-party confidentiality agreements as well as technical measures to protect our intellectual property rights. The methods we employ to protect our intellectual property rights may not adequately deter infringement, misappropriation or independent development of our technology, and they may not prevent an unauthorized party from obtaining or using information or intellectual property that we regard as proprietary or keep others from using brand names similar to our own. The disclosure, misappropriation or infringement of our intellectual property could harm our competitive position. In addition, our actions to enforce our rights may result in substantial costs and the diversion of management time and other resources. We may also be subject to intellectual property infringement claims from time to time, which may result in additional expense and the diversion of resources to respond to these claims. Finally, for those products in our portfolio that rely on patent protection, once a patent has expired the product is further subjected to competition. Products under patent protection potentially generate significantly higher sales and earnings than those not protected by patents. If we fail to successfully enforce our intellectual property rights or register new patents, our competitive position could suffer, which could adversely affect our business, financial condition, results of operations and cash flows.
If we do not successfully maintain our information and technology networks, including the security of those networks, our operations could be disrupted and unanticipated increases in costs and/or decreases in sales could result.
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
We depend on the Internet and our information technology infrastructure for electronic communications among our locations around the world and among our personnel, suppliers and customers. Cyber and other data security breaches of this infrastructure can create system disruptions, shutdowns or unauthorized disclosure of confidential information. For example, as a result of the cybersecurity incident announced on October 28, 2023, we experienced disruptions in our ability to manufacture products, perform normal financial-related activities (including accepting orders and invoicing third parties), and conduct daily administrative and operational functions. Likewise, if we or our service providers are unable to prevent future cybersecurity incidents, our operations could be disrupted or we may suffer financial, reputational or other harm. As a result of the cybersecurity incidents we experienced in October 2023, we have incurred costs, and we expect to continue to incur costs, which may be significant, in connection with efforts to investigate, assess the relevant impacts, recover our systems, enhance our data security, and protect against unauthorized access to, or manipulation of, our systems and data. Despite incurring these costs, we may not have identified and may not be able to remediate all of the potential causes of our cybersecurity incident, and similar incidents may occur in the future. Further, customers and third-party providers increasingly demand rigorous contractual provisions regarding privacy, cybersecurity, data protection, confidentiality, and intellectual property, which may also increase our overall compliance burden and related costs.
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
Cyberattacks and security vulnerabilities could lead to reduced sales, increased costs, liability claims, unauthorized access to customer data, or harm to our reputation.
Cybersecurity threats are constantly evolving and can take a variety of forms, increasing the difficulty of preventing, detecting and successfully defending against them.  Individual and groups of hackers and sophisticated organizations, including state-sponsored organizations or nation-states, continuously undertake attacks that pose threats to our customers and our information technology systems.  These actors may use a wide variety of methods, which may include developing and deploying malicious software or exploiting vulnerabilities in hardware, software, radio communication protocols, or other infrastructure in order to attack our products and services. Additionally, these actors may reverse engineer trade secrets or other confidential intellectual property, or gain access to our networks and data centers, using social engineering techniques to induce our employees, users, partners, or customers to disclose passwords or other sensitive information or take other actions to gain access to our data or our users’ or customers’ data, or act in a coordinated manner to launch distributed denial of service attacks, deny or postpone access to critical water infrastructure telemetry through vulnerabilities in our cloud services and infrastructure, or logging, sensing, and telemetry products. Inadequate account security practices may also result in unauthorized access to confidential data.
For example, in October 2023, the cybersecurity event we suffered required us to temporarily suspend operations at certain of our facilities and we expect it to adversely impact our results for the first fiscal quarter of 2024, and such impact may be material. As a result of this incident, our relationship with our customers may be negatively impacted, and we may be subject to subsequent investigations, claims or actions, in addition to other costs, fines, penalties, or other obligations including additional administrative remediation costs. For additional information regarding this incident, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in Part II, Item 7. of this Annual Report on Form 10-K.
Despite the implementation of a variety of security controls and measures, as well as those of our third-party administrators and vendors, there is no assurance that such actions will be sufficient to prevent or detect another cybersecurity incident or other vulnerabilities, which may allow them to persist in the environment over long periods of time. Cybersecurity events, such as our October 2023 incident, have had and in the future may have cascading impacts that unfold with increasing speed across our internal networks and systems. Such threats may also impact the networks and systems of our business associates and customers. Breaches of our facilities, network, or data security could disrupt the security of our systems and business applications, impair our ability to provide services to our customers and protect the privacy of their data, result in product development delays, compromise confidential or technical business information harming our reputation, result in theft or misuse of our intellectual property or other assets, require us to allocate more resources to improved technologies, or otherwise adversely affect our business. As a result of our October 2023 incident, we have incurred costs, and we expect to continue to incur costs, which may be significant, in connection with efforts to investigate, assess the relevant impacts, recover our systems, enhance our data security, and protect against unauthorized access to, or manipulation of, our systems and data. Despite incurring these costs, we may not have identified and may not be able to remediate all of the potential causes of our cybersecurity incidents and similar incidents may occur in the future. Further, customers and third-party providers increasingly demand rigorous contractual provisions regarding privacy, cybersecurity, data protection, confidentiality and intellectual property, which may also increase our overall compliance burden and related costs.
Misuse of our technology-enabled products, services and solutions could lead to reduced sales, increased costs, liability claims, or harm to our reputation.

As we continue to design and develop products, services and solutions that leverage our hosted or cloud-based resources, the internet-of-things and other wireless/remote technologies and include networks of distributed and interconnected devices that contain sensors, data transfers and other computing capabilities, our customers’ data and systems may be subjected to harmful or illegal content or attacks, including potential cybersecurity threats. Additionally, we may not have adequately anticipated or precluded such cybersecurity threats through our product design or development. These products, services and solutions inevitably contain vulnerabilities or critical security defects which may not have been remedied and cannot be disclosed without compromising security. We may also make prioritization decisions in determining which vulnerabilities or security defects to fix, and the timing of these fixes, which could result in compromised security. These vulnerabilities and security defects could expose us or our customers to a risk of loss, disclosure, or misuse of information/data; adversely affect our operating results; result in litigation, liability, or regulatory action (including under laws related to privacy, data protection, data security, network security, and consumer protection); deter customers or sellers from using our products, services and solutions; and otherwise harm our business and reputation.

We are subject to a variety of claims, investigations and litigation that could adversely affect our results of operations and harm our reputation.
In the normal course of business, we are subject to claims and lawsuits, including from time to time, claims for damages related to product liability and warranties, investigations by governmental agencies, litigation alleging the infringement of intellectual property rights and litigation related to employee matters and commercial disputes. We may also be subject to investigations, claims, litigation and other proceedings outside the ordinary course of business, such as the June 2021 mass shooting event in our Albertville, Alabama facility. Defending these lawsuits and becoming involved in these investigations may divert management’s attention, and may cause us to incur significant expenses, even if there is no evidence that our systems or practices were the cause of the claim. In addition, we may be required to pay damage awards, penalties or settlements, or become subject to injunctions or other equitable remedies, that could have a materially adverse effect on our business, financial condition, results of operations and cash flows. Moreover, any insurance or indemnification rights that we have may be insufficient or unavailable to protect us against potential loss exposures. See “Item 1. BUSINESS - Regulatory and Environmental Matters,” “Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Contingencies” and Note 15. of the Notes to Consolidated Financial Statements.

We are subject to stringent environmental, health and safety laws and regulations that impose significant compliance costs. Any failure to comply with these laws and regulations may adversely affect us.
We are subject to stringent laws and regulations relating to the protection of the environment, health and safety and incur significant capital and other expenditures to comply with these requirements. Failure to comply with any environmental, health or safety requirements could result in the assessment of damages, the imposition of penalties, suspension of production, changes to equipment or processes or a cessation of operations at our facilities, any of which could have a materially adverse effect on our business. Because these laws are complex, subject to change and may be applied retroactively, we cannot predict with certainty the extent of our future liabilities with respect to environmental, health and safety matters and whether they will be material.
In addition, certain statutes such as CERCLA may impose joint and several liability for the costs of remedial investigations and actions on entities that generated waste, arranged for disposal of waste, transported to or selected the disposal sites and the past and present owners and operators of such sites. All such “potentially responsible parties” (“PRP”), or any one of them, including us, may be required to bear all of such costs regardless of fault, the legality of the original disposal or ownership of the disposal site. As a result, we may be required to conduct investigations and perform remedial activities at current and former operating and manufacturing sites where we have been deemed, or in the future could be named, a PRP with respect to such environmental liabilities, any of which could require us to incur material costs. The final remediation costs of these environmental sites may exceed estimated costs, and additional sites in the future may require material remediation expenses. If actual expenditures exceed our estimates, our results of operations and financial position could be materially and adversely affected. See “Item 1. BUSINESS - Regulatory and Environmental Matters,” - “Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Contingencies” and Note 15. of the Notes to Consolidated Financial Statements.
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

Risks related to our human capital
We depend on qualified personnel and if we are unable to retain or hire executive officers, key employees and skilled personnel, we may not be able to achieve our strategic objectives and our business may be adversely affected.
From time to time, there may be changes to our executive leadership team, including as a result of the hiring, departure or realignment of key personnel. For example, in August 2023, we experienced changes to our executive leadership team as a result of the departure of our Chief Executive Officer. Any significant leadership change or senior management transition involves inherent risk, and any failure to find a necessary, suitable replacement on a timely basis to ensure a smooth transition could hinder our strategic planning, business execution and future performance. Our ability to expand or maintain our business depends on our ability to hire, train and retain employees, including executive officers, with the skills necessary to understand and adapt to the continuously developing needs of our customers. The increasing demand for qualified personnel makes it more difficult to attract and retain employees with requisite skill sets, particularly executive officers, as well as employees with specialized technical and trade experience. Changing demographics and labor work force trends also may result in a loss of knowledge and skills as experienced workers retire. If we fail to attract, motivate, train and retain qualified personnel, or if we experience excessive turnover, we may experience declining sales, manufacturing delays or other inefficiencies, increased recruiting, training and relocation costs and other difficulties, and our business, financial condition, results of operations and cash flows could be materially and adversely affected. Competition for qualified personnel, particularly executive officers and skilled technical and trade workers, is intense, and we may not be successful in attracting or retaining qualified personnel, which could negatively impact our business.
If we are unable to negotiate collective bargaining agreements on satisfactory terms or we experience strikes, work stoppages, labor unrest or higher than normal absenteeism, our business could suffer.
Many of our employees at our manufacturing locations are covered by collective bargaining agreements. While we generally have been able to renegotiate collective bargaining agreements on generally satisfactory terms, negotiations may be challenging as the Company must have a competitive cost structure in each market while meeting the compensation and benefits needs of our employees. If we are unable to renew collective bargaining agreements on satisfactory terms, our labor costs could increase, which could impact our financial position and results of operations. Strikes, work stoppages or other forms of labor unrest at any of our plants could impair our ability to supply products to our distributors and customers, which could reduce our sales, increase our expenses and expose us to customer claims.

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
•Availability of skilled labor, and
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
We provide pension benefits to certain current and former employees. To determine our future payment obligations under the plans, certain rates of return on the plans’ assets, growth rates of certain costs and participant longevity have been estimated. The proportion of the assets held by our United States pension plan invested in fixed income securities, instead of equity securities, has decreased over historical levels. This shift in asset allocation has not resulted in a material change to our estimated rate of return on plan assets for this plan. Assumed discount rates, expected return on plan assets and participant longevity have significant effects on the amounts reported for our pension obligations and pension expense.

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
The Israel-Hamas war may adversely affect our ability to staff and operate our Ariel, Israel facility.
We have historically employed Palestinians in our Ariel, Israel facility. As a result of the Israel-Hamas war, upon reopening the facility after a temporary shutdown, Palestinian employees have not been permitted to return to the area due to travel and movement restrictions imposed on Palestinian workers in connection with the war. This has resulted in some delays in our ability to produce and deliver products. If this situation continues and we are unable to successfully add supplemental staff resources with sufficient technical skills to replace such workers, we may experience increased delays in our ability to produce and deliver certain of our products to customers, and our results of operations could be adversely impacted.

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
If significant tariffs or other restrictions continue to be placed on foreign imports by the United States and related countermeasures are taken by impacted foreign countries, our sales and results of operations may be harmed.
If significant tariffs or other restrictions continue to be placed on foreign imports by the United States and related countermeasures are taken by impacted foreign countries, our sales and results of operations may be harmed. For example, trade tensions between the United States and China have led to a series of significant tariffs on the importation of certain product categories over recent years. The materials subject to these tariffs could impact our raw material costs as well. However, if further tariffs are imposed on a broader range of imports, or if further retaliatory trade measures are taken by China or other countries in response to additional tariffs, we may be required to raise our prices or incur additional expenses, which may result in the loss of customers and harm our operating performance, sales and earnings.
The prices of our purchased components and raw materials can be volatile.
Our operations require substantial amounts of purchased components and raw materials, such as scrap steel, sand, resin, brass ingot and steel pipe. The cost and availability of these materials are subject to economic forces largely beyond our control, including North American and international demand, inflation, foreign currency exchange rates, freight costs, tariffs, commodity speculation and other external factors, including public health crises (such as the COVID-19 pandemic) or other supply chain challenges. Inflation in material costs has occurred in 2022 and 2023 and we expect it to continue into fiscal 2024.

We may not be able to pass on all, or any, of increased costs for purchased components and raw materials to our customers or offset fully the effects of these higher costs through productivity improvements. In particular, when purchased component or raw material prices increase rapidly or to significantly higher than normal levels, we may not be able to pass cost increases through to our customers on a timely basis, if at all, which would reduce our profitability and cash flows. In addition, if purchased components or raw materials are not available or not available on commercially reasonable terms, our sales, profitability and cash flows would be reduced. Our competitors may secure more reliable sources of purchased components and raw materials or they may obtain these supplies on more favorable terms than we do, which could give them a cost advantage.
Our business, operating results and financial condition may be negatively impacted by geopolitical events, including wars, terrorism, industrial accidents and other business interruptions.

Political events, international disputes, wars, terrorism, industrial accidents and other business interruptions can harm or disrupt international commerce as well as the global economy and could have a materially adverse effect on us and our customers, suppliers, logistics providers, distributors and other channel partners. The threat of terrorism and heightened security and military action in response thereto, or any other current or future acts of terrorism, wars, including the Israel-Hamas and Russia-Ukraine wars, and other events, including economic sanctions and trade restrictions, have disrupted the world’s economies and may cause further disruptions that could negatively impact our business, operating results, and financial condition.

Our Krausz business includes a manufacturing facility in Ariel, Israel. Supply chain disruptions and our inability to appropriately staff the Ariel facility has limited, and may continue to limit, our ability to produce Krausz products. These impacts are requiring us to take various actions, including changing suppliers, restructuring business relationships, outsourcing portions of the manufacturing process and modifying the manner in which we staff our facilities. Changing our operations in response to wartime impacts can be expensive, time-consuming and disruptive to our operations. If the Israel-Hamas war further escalates, additional restrictions and other governmental actions could increase the severity of the impact on our operations in Israel and could materially adversely affect our business. A severe disruption to our business may result in significant lost sales and may require substantial recovery time and expenditures to resume operations.

Additionally, to the extent the Israel-Hamas war causes loss of infrastructure and utilities services, such as energy, transportation, or telecommunications, plant closures and employee concerns in our Krausz business, we could experience increased costs and other negative financial impacts. If such disruptions result in delays or cancellations of customer orders or the manufacture or shipment of our products, our business, operating results, and financial condition could be materially adversely affected.
Other risks related to our business
Our business, operations and markets, and those of our suppliers, business partners and customers, may be adversely affected by current and future outbreaks of infectious diseases or other health crises.
The COVID-19 pandemic and the resulting impact on global economies have created a number of macroeconomic challenges that have impacted our business, including volatility and uncertainty in business planning, disruptions in global supply chains, material, freight and labor inflation, shortages of and delays in obtaining certain materials and component parts, and labor shortages.
Future outbreaks of infectious diseases, including further developments in the COVID-19 pandemic, may result in widespread or localized health crises that adversely affect general commercial activity and the economies and markets of the countries and localities in which we operate, sell, and purchase goods and services. Any outbreak of infectious disease poses the risk that we or our employees, contractors, suppliers, customers, transportation providers, and other business partners may be prevented or impaired from conducting ordinary business activities for an indefinite period of time, including self-imposed facility shutdowns to protect the health and well-being of our employees or government-mandated shutdowns. In addition, our suppliers, business partners and customers may also experience similar negative impacts. Global supply chains may be disrupted, causing shortages, which could impact our ability to manufacture or supply our products. This disruption of our employees, distributors, suppliers and customers may impact our sales and future operating results.

Item 1C.    Cybersecurity

Not currently applicable.

Item 2.PROPERTIES
Our principal properties are listed below.

Location	Activity	Square Footage	Owned or leased
Albertville, AL	Manufacturing	422,000	Owned
Ariel, Israel	Manufacturing	218,300	Leased
Ariel, Israel	Research and development	2,700	Leased
Atlanta, GA	Corporate headquarters	25,000	Leased
Atlanta, GA	Research and development	21,000	Leased
Barrie, Ontario	Distribution	50,000	Leased
Brownsville, TX	Manufacturing	50,000	Leased
Calgary, Alberta	Distribution	40,000	Leased
Chattanooga, TN	Manufacturing	525,000	Owned
Chattanooga, TN	General and administration	17,000	Leased
Chattanooga, TN	Research and development	22,000	Leased
Cleveland, NC	Manufacturing	190,000	Owned
Cleveland, TN	Manufacturing	109,500	Owned
Cleveland, TN	Distribution	100,000	Leased
Dallas, TX	Distribution	26,000	Leased
Decatur, IL	Manufacturing	467,000	Owned
Decatur, IL	Manufacturing	168,000	Owned
Emporia, KS	Distribution	63,000	Leased
Jingmen, China	Manufacturing	154,000	Owned
Kimball, TN	Manufacturing	233,000	Owned
Ocala, FL	Distribution	50,000	Leased
Ontario, CA	Distribution	73,000	Leased
Rosh Haayin, Israel	General and administration	8,400	Leased
Southampton, United Kingdom	Research and development	2,300	Leased
Toronto, Ontario	Research and development	18,000	Leased

Our locations are not managed by segment as several of our locations are not dedicated to products from only one of our two segments. We consider our facilities to be well maintained and believe we have sufficient capacity to meet our anticipated needs through 2024. Our leased properties have terms expiring at various dates through 2033.

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
See “Item 1. BUSINESS - Regulatory and Environmental Matters,” “Item 1A. RISK FACTORS - We are subject to increasingly stringent environmental, health and safety laws and regulations that impose significant compliance costs. Any failure to satisfy these laws and regulations may adversely affect us,” “Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Contingencies” and Note 15. of the Notes to Consolidated Financial Statements.

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
At September 30, 2023, there were 89 stockholders of record for our common stock. This figure does not include stockholders whose shares are held in the account of a stockbroker, bank or custodian on behalf of a stockholder or shares which are otherwise beneficially held.

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
During the three months ended September 30, 2023, we repurchased 714,830 shares of our common stock for $10.0 million under our share repurchase authorization, and we had $90.0 million remaining under this authorization as of September 30, 2023.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs (in millions)
July 1-31, 2023	426	$16.21	—	$100.0
August 1-31, 2023	261,322	$13.91	252,336	$96.5
September 1-30, 2023	505,892	$13.96	462,494	$90.0
Total	767,640	$13.94	714,830

Stock Price Performance Graph
The following graph compares the Company’s cumulative quarterly common stock price performance with the Russell 2000 Stock Index (“Russell 2000”) and the Dow Jones U.S. Building Materials & Fixtures Index (“DJ U.S. Building Materials & Fixtures”) since September 30, 2018. Total return values were calculated based on cumulative total return assuming (i) the investment of $100 in our common stock, the Russell 2000 and the DJ U.S. Building Materials & Fixtures on the dates indicated and (ii) reinvestment of all dividends.

Comparison of Cumulative Total Return
Assumes Initial Investment of $100
Total Return since September 30, 2018
$250
$200
$150
$100
$50
$0
Sep-18
Mar-19
Sep-19
Mar-20
Sep-20
Mar-21
Sep-21
Mar-22
Sep-22
Mar-23
Sep-23
Mueller Water Products, Inc
Russell 2000
DJ U.S. Building Materials & Fixtures

Item 6.        [Reserved]

Not applicable.

Item 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the consolidated financial statements and related notes included in Item 8. “Financial Statements and Supplementary Data” of this Annual Report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and other factors that may cause actual results to differ materially from those projected in any forward-looking statements, as discussed in “Disclosure Regarding Forward-Looking Statements.” These risks and uncertainties include but are not limited to those set forth in “Item 1A. RISK FACTORS”. This section of this Form 10-K generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. Discussion of year-to-year comparisons between 2022 and 2021 that are not included in this Form 10-K can be found in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7. of our Annual Report on Form 10-K for the year ended September 30, 2022.

Overview
Business
We adopted our current management structure effective October 1, 2021 which resulted in a change to our reportable segments. Under this structure, we operate our business through two segments, Water Flow Solutions and Water Management Solutions.
Effective August 21, 2023, the Company’s Chief Executive Officer (“CEO”) left his role and Marietta Edmunds Zakas, the Company’s Chief Financial Officer (“CFO”) was named President and CEO. Steven S. Heinrichs, the Company’s Chief Legal and Compliance Officer was named CFO and continues to serve as Chief Legal and Compliance Officer. In addition, certain other management changes occurred. As a result, the Company incurred transition and retention expense which has been recorded to Strategic reorganization and other charges in our consolidated statements of operations.
We estimate approximately 60% to 65% of the Company’s 2023 net sales were associated with repair and replacement of municipal water infrastructure, approximately 25% to 30% were related to residential construction activity and approximately 10% were related to natural gas utilities and industrial applications.
After experiencing challenges in 2020 and 2021 resulting from the pandemic, municipal spending on repair and replacement projects in 2023 and 2022 returned to more normalized levels. According to the United States Department of Labor, the trailing twelve-month average consumer price index for water and sewerage rates at September 30, 2023 increased 4.6%.
Recent Developments
In October 2023, the Israel-Hamas war caused a temporary shutdown in our facility in Ariel, Israel. While we have reopened the facility, the war increases the likelihood of supply interruptions and may hinder our ability to acquire the necessary materials we need to make our products. Supply disruptions from lack of access to materials has impacted, and continues to impact, our ability to produce and deliver our products on time and at favorable pricing from our facility in Ariel, Israel.
As announced on October 28, 2023, we identified a cybersecurity incident impacting certain internal operations and information technology systems. Based on the information reviewed to date, we believe the unauthorized activity has been contained. All of our facilities are operational and have substantially returned to normalized operations.
The cybersecurity incident consisted of unauthorized access and deployment of ransomware by a third party to a portion of our internal information infrastructure. The incident caused temporary disruptions and limitations of access to portions of our business applications supporting aspects of our operations and corporate functions, which limited our ability to take orders and ship products. Shipping delays and investigation and remediation costs in connection with the incident are expected to adversely impact our results for the first quarter of 2024, and such impact may be material. We have largely restored the impacted applications and systems, and we continue to execute business continuity and restoration plans for the remaining impacted applications and systems. As reported on November 29, 2023, we identified a separate cybersecurity incident, which primarily related to a system that was at the end of its useful life and was already in the process of being replaced in the ordinary course of business.
Our investigation and remediation efforts remain ongoing, including an analysis of data accessed, exfiltrated or otherwise impacted in connection with the cybersecurity incidents. We continue to evaluate the business, financial and related impacts of the cybersecurity incidents.

Outlook
We expect the operating environment during fiscal 2024 to continue to be challenging as a result of high interest rates, the inflationary environment, labor challenges and a potential recession. We anticipate lower demand in the municipal repair and replacement end market due to budgetary pressures on municipalities resulting from high interest rates and inflation, especially for smaller municipalities. Demand from the new residential construction end market decreased in fiscal 2023 reflecting a 12.9% decrease in total housing starts as compared with fiscal 2022 according to Census data. For fiscal 2024, we anticipate that high interest rates will continue to impact housing starts and new lot and land development. In November 2023, Blue Chip Economic Indicators forecasted a 2.2% decrease in total housing starts for the calendar year 2024 compared to the calendar year 2023.
For our fiscal year 2024, we anticipate that consolidated net sales will be 3% to 8% lower than our fiscal year 2023 sales primarily driven by a decrease in volumes. In 2023, material costs rose as a result of an increase in purchased parts costs, primarily driven by higher freight, labor and energy costs. In 2024, we anticipate that inflation will continue in some areas leading to a modest increase in manufacturing costs. Additionally, as a result of the cybersecurity incident that occurred subsequent to the end of fiscal 2023, our 2024 operating results will be impacted by the expenses we have incurred and will continue to incur to investigate, assess, and remedy this incident. We currently are unable to estimate the impact that this will have on our financial results.

Results of Operations
Year Ended September 30, 2023 Compared to Year Ended September 30, 2022

	Year ended September 30, 2023
	Water Flow Solutions	Water Management Solutions	Corporate	Consolidated
	(in millions)
Net sales	$634.4	$641.3	$—	$1,275.7
Gross profit	164.9	214.6	—	379.5
Operating expenses:
Selling, general and administrative	85.3	106.9	49.7	241.9
Strategic reorganization and other charges	—	1.7	8.5	10.2
Total operating expenses	85.3	108.6	58.2	252.1
Operating income (loss)	$79.6	$106.0	$(58.2)	127.4
Pension expense other than service				3.7
Interest expense, net				14.7
Income before income taxes				109.0
Income tax expense				23.5
Net income				$85.5

	Year ended September 30, 2022
	Water Flow Solutions	Water Management Solutions	Corporate	Consolidated
	(in millions)
Net sales	$714.1	$533.3	$—	$1,247.4
Gross profit	212.4	151.9	—	364.3
Operating expenses:
Selling, general and administrative	87.1	102.8	48.8	238.7
Strategic reorganization and other charges	0.2	0.4	6.6	7.2
Goodwill impairment	6.8	—	—	6.8
Total operating expenses	94.1	103.2	55.4	252.7
Operating income (loss)	$118.3	$48.7	$(55.4)	111.6
Pension benefit other than service				(3.9)
Interest expense, net				16.9
Income before income taxes				98.6
Income tax expense				22.0
Net income				$76.6

Consolidated Analysis
Net sales for 2023 increased $28.3 million, or 2.3%, to $1,275.7 million from $1,247.4 million in the prior year primarily as a result of higher pricing across most of our product lines partially offset by lower volumes at Water Flow Solutions.
Gross profit increased $15.2 million, or 4.2%, to $379.5 million for 2023 compared with $364.3 million in the prior year. This increase was primarily a result of higher pricing which was partially offset by lower volumes, unfavorable manufacturing performance, including labor and material inefficiencies and increased outsourcing, as well as inflation. Gross margin increased to 29.7% in 2023 as compared with 29.2% in the prior year.

Selling, general and administrative expenses (“SG&A”) increased 1.3% to $241.9 million for 2023 from $238.7 million in the prior year. The increase in SG&A was primarily a result of higher costs associated with inflation, third-party fees, and insurance, partially offset by lower personnel-related and incentive costs. As a percentage of net sales, SG&A decreased 10 basis points to 19.0% of net sales from 19.1% in the prior year.
Strategic reorganization and other charges for 2023 of $10.2 million primarily consisted of expenses associated with the leadership transition and other restructuring charges related to severance in addition to certain transaction-related expenses. Strategic reorganization and other charges for 2022 of $7.2 million primarily consisted of certain transaction-related costs, expenses associated with our restructuring activities, and the Albertville tragedy.

During the year ended September 30, 2022, we incurred a non-cash goodwill impairment charge of $6.8 million within the Water Flow Solutions segment. No impairment charge was recorded in 2023.

Interest expense, net declined $2.2 million in 2023 from the prior year primarily as a result of higher interest income associated with higher interest rates. The components of net interest expense are provided below.

	Year ended September 30,
	2023	2022
	(in millions)
4.0% Senior Notes	$18.0	$18.0
Deferred financing costs amortization	1.0	1.0
ABL Agreement	0.9	0.9
Capitalized interest	(1.6)	(2.6)
Other interest expense	0.1	0.3
Total interest expense	18.4	17.6
Interest income	(3.7)	(0.7)
Total interest expense, net	$14.7	$16.9

Income tax expense of $23.5 million in 2023 resulted in an effective income tax rate of 21.6%, which was lower than the 22.3% rate in the prior year reflecting benefits from research and development tax credits and lower effective state tax rates due to state apportionment changes.
Segment Analysis
Water Flow Solutions
Net sales for 2023 decreased $79.7 million, or 11.2%, to $634.4 million from $714.1 million in the prior year. Net sales decreased primarily as a result of lower volumes in iron gate valves and service brass products partially offset by higher pricing across most of Water Flow Solutions’ product lines.
Gross profit for 2023 decreased $47.5 million, or 22.4%, to $164.9 million from $212.4 million in the prior year primarily as a result of lower volumes, as well as unfavorable manufacturing performance and inflation partially offset by higher pricing across most product lines. Gross margin was 26.0% in 2023, as compared with 29.7% in the prior year.
SG&A in 2023 decreased 2.1% to $85.3 million from $87.1 million in the prior year primarily as a result of lower personnel and incentive related costs partially offset by higher costs associated with inflation, increased third-party fees, and higher insurance expense. SG&A as a percentage of net sales was 13.4% and 12.2% for 2023 and 2022, respectively.
During the year ended September 30, 2022, Water Flow Solutions incurred a non-cash goodwill impairment charge of $6.8 million. No impairment charge was recorded in 2023.

Water Management Solutions
Net sales in 2023 increased $108.0 million, or 20.3%, to $641.3 million from $533.3 million in the prior year primarily as a result of higher pricing across most of Water Management Solutions’ product lines and increased volumes, particularly of fire hydrants due to an elevated backlog, as well as across most product lines.
Gross profit in 2023 increased $62.7 million or 41.3%, to $214.6 million from $151.9 million in the prior year. Gross margin increased to 33.5% in 2023 from 28.5% in the prior year primarily as a result of higher pricing and increased volumes across most product lines partially offset by unfavorable manufacturing performance and inflation.
SG&A increased 4.0% to $106.9 million in 2023 from $102.8 million in the prior year primarily as a result of higher costs associated with inflation, third-party fees, and new product development, partially offset by lower personnel-related and incentive costs. SG&A as a percentage of net sales was 16.7% for 2023 and 19.3% in the prior year.
Corporate
SG&A increased $0.9 million from $48.8 million in 2022 to $49.7 million in 2023 as a result of higher costs associated with inflation offset by lower personnel and incentive related costs.

Financial Condition
Cash and cash equivalents were $160.3 million at September 30, 2023 and $146.5 million at September 30, 2022. Cash and cash equivalents increased during 2023 as a result of $109.0 million in cash provided by operating activities, partially offset by capital expenditures of $47.6 million, dividend payments of $38.1 million, $10.0 million in common stock repurchases, and $4.3 million in effect of currency exchange rate changes on cash.
Receivables, net were $217.1 million at September 30, 2023 and $228.0 million at September 30, 2022. This decrease was primarily a result of lower sales in the final quarter of the year compared with the prior year.
Inventories, net were $297.9 million at September 30, 2023 and $278.7 million at September 30, 2022. Inventories increased during 2023 as a result of inflation and select inventory management to meet anticipated orders.
Property, plant and equipment, net was $311.7 million at September 30, 2023 and $301.6 million at September 30, 2022. Property, plant and equipment increased as a result of $47.6 million in capital expenditures primarily associated with our new foundry in Decatur, Illinois. Depreciation expense was $34.4 million in 2023 compared with $32.0 million in 2022 as a result of generally higher level of capital expenditures over the last two years.
Intangible assets were $334.0 million at September 30, 2023 and $361.2 million at September 30, 2022. Finite-lived intangible assets, net totaling $61.4 million at September 30, 2023, are amortized over their estimated useful lives. Amortization expense was $28.1 million in 2023 and $28.5 million in 2022. We expect amortization expense for these assets to be approximately $27 million for 2024, decreasing to approximately $7 million in fiscal 2025, approximately $6 million in fiscal 2026 and fiscal 2027, and approximately $5 million in fiscal 2028. Indefinite-lived intangible assets, $272.6 million at September 30, 2023, are not amortized but are tested for potential impairment at least annually.
Accounts payable and other current liabilities were $218.1 million at September 30, 2023 and $240.2 million at September 30, 2022. Accounts payable decreased during 2023 as a result of timing and a comparative reduction in the volume of inventory purchases. Other current liabilities decreased during 2023 primarily as a result of lower personnel-related expenses, including incentive compensation.
Total outstanding debt was $447.4 million as of September 30, 2023 and $446.9 million as of September 30, 2022. Total debt increased due to the amortization of deferred financing costs.
Deferred income taxes were net liabilities of $73.8 million at September 30, 2023 and $86.3 million at September 30, 2022, primarily related to intangible assets. The $12.5 million decrease in the net liability was primarily a result of an increase in deferred tax assets related to Internal Revenue Code Section 174 pertaining to the amortization of research and development expenditures which was first applicable to us beginning in our fiscal year 2023.

Liquidity and Capital Resources
We had cash and cash equivalents of $160.3 million at September 30, 2023 and approximately $162.4 million of additional borrowing capacity under our asset-based lending arrangement (the “ABL”) based on September 30, 2023 data. Undistributed earnings from our subsidiaries in Israel, Canada and China are considered to be permanently invested outside of the United States. At September 30, 2023, cash and cash equivalents included $66.7 million, $8.7 million, and $10.9 million in Israel, Canada, and China, respectively.
We declared a quarterly dividend of $0.064 per common share on October 24, 2023, payable on or about November 20, 2023 to holders of record as of November 9, 2023, resulting in an estimated $10.0 million cash outlay.
We repurchased $10.0 million of our outstanding common stock during the fiscal year ended September 30, 2023 and had $90.0 million remaining under our share repurchase authorization as of September 30, 2023.
The ABL and 4.0% Senior Notes contain customary representations and warranties, covenants and provisions governing an event of default. The covenants restrict our ability to engage in certain activities including, but not limited to, the payment of dividends and the redemption of our common stock.
Collections from customers were higher during the fiscal year ended September 30, 2023 as compared with the prior year period primarily as a result of higher sales during the comparative periods. Inventories increased during the fiscal year ended September 30, 2023 as a result of timing and an increased volume of inventory purchases, partially offset by a decrease in inventory backlog. Other current liabilities and other noncurrent liabilities decreased as a result of employee incentive payouts, operating lease liabilities, and the repayment of the CARES Act employer payroll tax deferral, partially offset by an increase in the warranty accrual and returned goods refund liability.
Capital expenditures were $47.6 million for 2023 compared with $54.7 million for 2022. Capital expenditures decreased compared with the prior year period primarily as a result of lower expenditures associated with the new Decatur, Illinois foundry. We estimate 2024 capital expenditures will be between $45.0 million and $50.0 million.
Income tax payments were higher during 2023 compared with the prior year primarily as a result of higher income before income taxes as well as the timing of certain federal and state extension payments. We expect the effective tax rate in 2024 to be between 23% and 25%.
Our stock repurchase program allows us to repurchase up to $250.0 million of our common stock, of which we had remaining authorization of $90.0 million as of September 30, 2023. The program does not commit us to any particular timing or quantity of purchases, and we may suspend or discontinue the program at any time. We repurchased 714,830 and 2,654,254 shares of our common stock in 2023 and 2022, respectively.
We use letters of credit and surety bonds in the ordinary course of business to ensure the performance of contractual obligations. As of September 30, 2023, we had $12.4 million of letters of credit and $22.2 million of surety bonds outstanding.
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
ABL Agreement
Our ABL, as amended, is provided by a consortium of banking institutions and consists of a revolving credit facility of $175.0 million in borrowing capacity that expires in July 29, 2025. Included in the ABL is the ability to borrow up to $25.0 million of swing line loans and up to $60.0 million of letters of credit. The ABL permits us to increase the size of the credit facility by an additional $150.0 million in certain circumstances subject to adequate borrowing base availability.
On April 5, 2023, we amended the ABL to replace LIBOR-based loans with Secured Overnight Financing Rate (“SOFR”) based loans plus an adjustment of 10 basis points, among other immaterial modifications.
Borrowings under the ABL bear interest at a floating rate equal to SOFR plus an adjustment of 10 basis points and an applicable margin range of 200 to 225 basis points, or a base rate, as defined in the ABL, plus an applicable margin of 100 to 125 basis points. At September 30, 2023, the applicable margin was 200 basis points for SOFR-based loans and 100 basis points for base rate loans.

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
The ABL includes a commitment fee for any unused borrowing capacity of 37.5 basis points per annum. Borrowings are not subject to any financial maintenance covenants unless excess availability is less than the greater of $17.5 million and 10% of the Loan Cap as defined in the ABL. Excess availability based on September 30, 2023 data was $162.4 million, as reduced by $12.4 million of outstanding letters of credit and $0.2 million of accrued fees and expenses.
In December 2023, we obtained a waiver under our ABL to provide us additional time to deliver to the ABL lenders certain information that was delayed as a result of the cybersecurity incident. The maximum aggregate of borrowings and other credit extensions under the ABL is limited to $50.0 million at any time outstanding until all of the delayed deliveries required under the ABL have been made.
4.0% Senior Unsecured Notes
On May 28, 2021, we privately issued $450.0 million of 4.0% Senior Unsecured Notes (“4.0% Senior Notes”), which mature on June 15, 2029 and bear interest at 4.0%, paid semi-annually in June and December. We capitalized $5.5 million of financing costs, which are being amortized over the term of the 4.0% Senior Notes using the effective interest method. Proceeds from the 4.0% Senior Notes, along with cash on hand were used to redeem previously existing 5.5% Senior Notes. Substantially all of our U.S. subsidiaries guarantee the 4.0% Senior Notes, which are subordinate to borrowings under our ABL. Based on quoted market prices the outstanding 4.0% Senior Notes had a fair value of $393.7 million at September 30, 2023.
An indenture securing the 4.0% Senior Notes (“Indenture”) contains customary covenants and events of default, including covenants that limit our ability to incur certain debt and liens. We believe we were in compliance with these covenants at September 30, 2023. There are no financial maintenance covenants associated with the Indenture.
We may redeem some or all of the 4.0% Senior Notes at any time prior to June 15, 2024, at certain “make-whole” redemption prices and on or after June 15, 2024 at specified redemption prices. Additionally, we may redeem up to 40% of the aggregate principal amount of the 4.0% Senior Notes at any time prior to June 15, 2024, with the net proceeds of specified equity offerings at specified redemption prices as set forth in the Indenture. Upon a change of control, as defined, we would be required to offer to purchase the 4.0% Senior Notes at a price equal to 101% of the outstanding principal amount of the 4.0% Senior Notes.
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

Effect of Inflation
We experience changing price levels primarily related to purchased components and raw materials. During our fiscal year 2023, we experienced an 8% decrease in the average cost per ton of scrap steel and a 2% decrease in the average cost of brass as compared with our fiscal year 2022. We anticipate inflation in raw and other material costs in 2024, including on purchased components, which is likely to have an adverse effect on our margins to the extent we are unable to pass on such higher costs to our customers.
During fiscal year 2023, we experienced labor inflation of approximately 4.5%, consistent with the U.S. Bureau of Labor Statistics for the 12-month period ended September 30, 2023.

Material Cash Requirements

We enter into a variety of contractual obligations as part of our normal operations in addition to capital expenditures. As of September 30, 2023, we have (i) debt obligations related to our $450.0 million 4.0% Senior Notes which mature in 2029 and include cash interest payments of $18.0 million in 2024 annually through 2029; (ii) cumulative cash obligations of $29.0 million for operating leases through 2033 and $1.4 million for finance leases through 2028; and (iii) purchase obligations for raw materials and other purchased parts of approximately $106.1 million and $1.4 million which we expect to incur during 2024 and 2025, respectively. Additionally, we will incur costs in 2024 to address and remediate the October 2023 cybersecurity incident, the extent of which is uncertain at this time. We expect to fund these cash requirements from cash on hand and cash generated from operations.

Seasonality
Our business is seasonal as a result of the impact of cold weather conditions. Net sales and operating income historically have been lowest in the three month periods ending December 31 and March 31 when the northern United States and most of Canada generally face weather conditions that restrict significant construction activity. For example, prior to the COVID-19 pandemic, net sales for the first half of the fiscal year averaged approximately 45% of consolidated net sales for the five-year period from 2015 to 2019. See “Item 1A. RISK FACTORS-Seasonal demand for certain of our products and services may adversely affect our financial results.”

Critical Accounting Estimates
The preparation of financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales, expenses and related disclosure of contingent assets and liabilities. These estimates are based upon experience and on various other assumptions we believe to be reasonable under the circumstances. Actual results may differ from these estimates. We consider an accounting estimate to be critical if changes in the estimate that are reasonably likely to occur over time or the use of reasonably different estimates could have a material impact on our financial condition or results of operations. Our critical accounting estimates include the below items.
Revenue Recognition
For the majority of sales, we recognize revenue when control of promised products is transferred to our customers, in amounts that reflect the consideration to which we expect to be entitled in exchange for those products. We account for a contract when it has approval and commitment from both parties, the rights of the parties are identified, the payment terms are identified, the contract has commercial substance and collectability of consideration is probable. We determine the appropriate revenue recognition for our contracts with customers by analyzing the type, terms and conditions of each contract or arrangement with a customer. See Note 3. for more information regarding our revenues.
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
Accounting for the Impairment of Goodwill and Indefinite-lived Intangible Assets
We test goodwill and indefinite-lived intangible assets for impairment annually or more frequently if events or circumstances indicate possible impairment. We perform this annual impairment testing on September 1, using standard valuation methodologies and rates that we considered reasonable and appropriate.
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

This income approach is dependent on management’s best estimates of future operating results, including forecasted sales, earnings before interest, taxes, depreciation and amortization (“EBITDA”) margins and the selection of discount rates. There are inherent uncertainties related to the assumptions used and to management's application of these assumptions.

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

We performed our annual impairment testing at September 1, 2023. The results of the testing indicated that the fair value exceeded the carrying value of our reporting units which contain goodwill. As such, no impairment charge was recorded. Our determination of the estimated fair value was based on a combination of the discounted cash flow method and the guideline public company method. Additionally, we performed our annual impairment testing of indefinite-lived intangible assets at September 1, 2023 and concluded no impairment losses should be recognized.

Warranty Cost
We accrue for warranty expenses that can include customer costs of repair and/or replacement, including labor, materials, equipment, freight and reasonable overhead costs. We accrue for the estimated cost of product warranties at the time of sale if such costs are determined to be reasonably estimable at that time. Warranty cost estimates are revised throughout applicable warranty periods as better information regarding warranty costs becomes available. Critical factors in our analyses include warranty terms, specific claim situations, general incurred and projected failure rates, the nature of product failures, product and labor costs, and general business conditions. These estimates are inherently uncertain as they are based on historical data. If warranty claims are made in the current period for issues that have not historically been the subject of warranty claims and were not taken into consideration in establishing the accrual or if claims for issues already considered in establishing the accrual exceed expectations, warranty expense may exceed the accrual for that particular product. Additionally, a significant increase in costs to repair or replace could require additional warranty expense. We monitor and analyze our warranty experience and costs periodically and revise our warranty accrual as necessary. However, as we cannot predict actual future claims, the potential exists for the difference in any one reporting period to be material.
Contingencies
We are involved in litigation, investigations and claims arising in the normal course of business. We estimate and accrue liabilities resulting from such matters based on a variety of factors, including outstanding legal claims and proposed settlements; assessments by counsel of pending or threatened litigation; and assessments of potential environmental liabilities and remediation costs. We believe we have adequately accrued for these potential liabilities; however, facts and circumstances may change and could cause the actual liability to exceed estimates, or may require adjustments to the recorded liability balances in the future. As we learn new facts concerning contingencies, we reassess our position both with respect to accrued liabilities and other potential exposures. Estimates particularly sensitive to future changes include liabilities recorded for environmental remediation, tax and legal matters. Estimated future environmental remediation costs are subject to change as a result of such factors as the uncertain magnitude of cleanup costs, the unknown time and extent of such remedial actions that may be required, and the determination of our liability in proportion to that of other responsible parties. Estimated future costs related to tax and legal matters are subject to change as events evolve and as additional information becomes available during the administrative and litigation processes. For more information on these and other contingencies, see Note 15. of the Notes to Consolidated Financial Statements. See also “Item 1. BUSINESS - Regulatory and Environmental Matters,” “Item 1A. RISK FACTORS.”
Workers’ Compensation, Defined Benefit Pension Plans, Environmental and Other Long-term Liabilities
We are obligated for various liabilities that ultimately will be determined over what could be very long future time periods. We established the recorded liabilities for such items at September 30, 2023 using estimates for when such amounts will be paid and what the amounts of such payments will be. These estimates are subject to change based on numerous factors including, among others, claim development, regulatory changes, technology changes, the investment performance of related assets, longevity of participants, the discount rate used and changes to plan designs.

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
We experienced an 8% decrease in the average cost per ton of scrap steel and a 2% decrease in the average cost of brass ingot in 2023 compared to 2022. See “Item 1A. RISK FACTORS-The prices of our purchased components and raw materials can be volatile.”

Currency Risk
Our principal assets, liabilities and operations outside the United States are in Israel, Canada and China. Foreign reporting entities are remeasured into local currencies with the effect reflected in the consolidated statements of operations. Assets and liabilities are translated into United States dollars at currency exchange rates in effect at the end of each period, with the effect of such translation reflected in other comprehensive income (loss). Our stockholders’ equity will fluctuate depending upon the weakening or strengthening of the United States dollar against these non-United States currencies. Net sales and expenses of these subsidiaries are translated into United States dollars at the average relevant foreign currency exchange rate during the period.

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
Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report. Based on this evaluation, those officers have concluded that, at September 30, 2023, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We assessed the effectiveness of our internal control over financial reporting at September 30, 2023. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013 framework). After doing so, management concluded that, at September 30, 2023, our internal control over financial reporting was effective.
The effectiveness of our internal control over financial reporting at September 30, 2023 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report.

Item 9B.    OTHER INFORMATION

(a) On December 11, 2023, the Company and certain subsidiaries of the Company entered into a Limited Waiver Agreement to the Company’s Credit Agreement dated August 26, 2021 (the “Waiver”), by an among the Company, each of the subsidiaries party thereto as borrowers, the lenders identified therein and Bank of America, N.A., as administrative agent for the lenders as swing line lender and a Letter of Credit issuer, with respect to the Company’s ABL. The Waiver provides the Company with additional time to deliver to the ABL lenders certain information that was delayed as a result of the cybersecurity incident announced on October 28, 2023 and described elsewhere in this Annual Report. Additionally, the maximum aggregate of borrowings and other credit extensions under the ABL is limited to $50.0 million at any time outstanding until all of the delayed deliveries required under the ABL have been made. The foregoing summary of the Waiver is qualified in its entirety by the full text of the Waiver, a copy of which is attached hereto as Exhibit 10.19.7 and incorporated herein by reference.

(b) Not applicable.

Item 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The name and position at December 14, 2023 and age of each of our executive officers and directors at September 30, 2023 are presented below.

Name	Age	Position
Marietta Edmunds Zakas	64	President and Chief Executive Officer
Steven S. Heinrichs	55	Executive Vice President, Chief Financial Officer and Chief Legal and Compliance Officer
Paul McAndrew	49	Executive Vice President and Chief Operating Officer
Scott P. Floyd	54	Senior Vice President, Water Flow Solutions
Todd P. Helms	56	Senior Vice President and Chief Human Resources Officer
Kenji Takeuchi	51	Senior Vice President, Water Management Solutions
Chason A. Carroll	48	Vice President, General Counsel and Corporate Secretary
Richelle R. Feyerherm	52	Vice President, Operations Controller
Suzanne G. Smith	56	Vice President and Chief Accounting Officer
Mark J. O’Brien	80	Non-Executive Chairman of the Board of Directors
Shirley C. Franklin	78	Director
Thomas J. Hansen	74	Director
Christine Ortiz	52	Director
Jeffery S. Sharritts	55	Director
Brian L. Slobodow	55	Director
Lydia W. Thomas	78	Director
Michael T. Tokarz	73	Director
Stephen C. Van Arsdell	73	Director
Karl Niclas Ytterdahl	58	Director

Marietta Edmunds Zakas has served as our President and Chief Executive Officer since August 2023. She served as Executive Vice President and Chief Financial Officer from January 2018 to August 2023 and as Senior Vice President, Strategy, Corporate Development and Communications from November 2006 to December 2017. She was also the interim head of Human Resources from January 2016 to December 2017. Previously, Ms. Zakas held various positions at Russell Corporation, an athletic apparel, footwear and equipment company, culminating in her role as Corporate Vice President, Chief of Staff, Business Development and Treasurer. From 1993 to 2000, she served as Corporate Vice President, Director of Investor Relations, and Corporate Secretary for Equifax Inc. Ms. Zakas began her career as an investment banker at Morgan Stanley. She earned a Bachelor of Arts degree with honors from Randolph-Macon Woman’s College (now known as Randolph College), a Master of Business Administration degree from the University of Virginia Darden School of Business and a Juris Doctor from the University of Virginia School of Law. Ms. Zakas is a director of BlueLinx Holdings Inc. and is a former director of Atlantic Capital Bank and Atlantic Capital Bancshares.
Steven S. Heinrichs has served as our Executive Vice President, Chief Financial Officer and Chief Legal and Compliance Officer since August 2023. He served as our Executive Vice President, Chief Legal and Compliance Officer and Secretary from August 2018 to August 2023. He served as Senior Vice President, General Counsel and Secretary of Neenah, Inc. (f/k/a Neenah Paper, Inc.), which spun off from Kimberly-Clark Corporation in December 2004, from June 2004 to July 2018. Mr. Heinrichs joined Kimberly-Clark as Chief Counsel, Pulp and Paper and General Counsel for Neenah, Inc. Prior to his employment with Kimberly-Clark, Mr. Heinrichs served as Associate General Counsel and Assistant Secretary for Mariner Health Care, Inc., a nursing home and long-term acute care hospital company. Before joining Mariner Health Care in 2003, Mr. Heinrichs served as Associate General Counsel and Assistant Secretary for American Commercial Lines LLC, a leading inland barge and shipbuilding company from 1998 through 2003. Mr. Heinrichs engaged in the private practice of law with Skadden, Arps, Slate, Meagher and Flom LLP and Shuttleworth, Smith, McNabb and Williams PLLC from 1994 through 1998. Mr. Heinrichs earned a Master of Business Administration from the Kellogg School of Management at Northwestern University in 2008, his law degree from Tulane University in 1994, and his Bachelor of Arts degree from the University of Virginia.

Paul McAndrew has served as our Executive Vice President and Chief Operating Officer since August 2023. He served as our Senior Vice President of Global Operations and Supply Chain from November 2022 to August 2023. Previously, Mr. McAndrew served as Vice President and General Manager of Professional Tools in the Commercial and Residential Solutions business with Emerson Electric Co. from April 2017 to November 2022. Prior to that, he held various operating roles at Kautex Textron GmbH & Co. KG from June 2002 to April 2017, culminating in his role as Vice President. Mr. McAndrew earned a Bachelor of Science degree from Cardiff University.
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
Chason A. Carroll has served as our Vice President, General Counsel and Corporate Secretary since August 2023. He served as our Vice President, Deputy General Counsel and Assistant Secretary from January 2019 to August 2023 and Senior Assistant General Counsel from March 2013 to January 2019. Prior to joining us, Mr. Carroll held various positions at Atlanticus Holdings Corporation and Motorola Inc and engaged in the private practice of law with Taylor English Duma LLP. Mr. Carroll earned a Bachelor of Electrical Engineering and a Master of Electrical Engineering from Georgia Institute of Technology and his law degree from Georgia State University.

Richelle R. Feyerherm has served as our Vice President, Operations Controller since November 2019. Previously, Ms. Feyerherm served as a Financial Officer of the Water Products division of Lonza Group, Ltd. from October 2011 to February 2019. Ms. Feyerherm earned her Bachelor of Science degree from the State University of New York and is a certified public accountant.
Suzanne G. Smith has served as our Vice President and Chief Accounting Officer since January 2021. Previously, Ms. Smith served as Chief Accounting Officer for ModivCare Inc. from February 2019 through November 2020 and for Cumulus Media from May 2017 through February 2019. Ms. Smith is a certified public accountant, and she earned a Bachelor of Science degree from The Ohio State University and a Master of Business Administration from Georgia State University.
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
Shirley C. Franklin has been a member of our Board of Directors since November 2010. Ms. Franklin serves as the President of Clarke-Franklin & Associates, Inc., a management consulting firm, and of Clark Lyons LLC, a business development and professional services firm. She is also a co-founder of Authenticity Partners. In addition, Ms. Franklin serves as Chair of the board of directors of the National Center for Civil and Human Rights and is a board member of the Paul Volcker Alliance, both non-profit organizations dedicated to public service missions. Ms. Franklin also serves as a board member on CDC Foundation and several other non-profit organizations including CF Foundation, Atlanta Regional Commission on

Homelessness, National Alliance for Public Charter Schools, and Purpose Built Schools Atlanta. From 2002 to 2010, Ms. Franklin was mayor of Atlanta, Georgia. Ms. Franklin earned a Bachelor of Arts degree in sociology from Howard University and a Master of Arts degree in sociology from the University of Pennsylvania.

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
Brian L. Slobodow has been a member of our Board of Directors since October 2022. Mr. Slobodow Chief Executive Officer of Better Being Co., a manufacturer and distributor of supplements and personal care products. From 2021 to 2023, he served as an Operating Partner of Operational Resource Group, LLC and from 2015 to 2020 he served as an Operating Executive at Golden Gate Capital, where, between 2007 and 2015, he also held senior leadership positions in multiple former portfolio companies. Prior to joining Golden Gate Capital, Mr. Slobodow held multiple leadership positions within Johnson & Johnson Consumer Products from 2003 to 2007 and was a Principal at A.T. Kearney from 2000 to 2003. Mr. Slobodow holds a Bachelor of Science degree in Industrial and Manufacturing Engineering and a Master of Business Administration degree from the Massachusetts Institute of Technology Sloan School of Management.

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

Stephen C. Van Arsdell has been a member of our Board of Directors since July 2019. Mr. Van Arsdell is a former senior partner of Deloitte LLP, where he served as Chairman and Chief Executive Officer of Deloitte & Touche LLP from 2010-2012 and as Deputy Chief Executive Officer from 2009-2010. He also served as a member of Deloitte’s board of directors from 2003-2009, during which time he held the position of Vice-Chair. Mr. Van Arsdell has served as a member of the board of directors of Old National Bancorp since February 2022 and has been a member of the audit committee of Brown Brothers Harriman since 2015. Mr. Van Arsdell previously served as a director of First Midwest Bancorp, Inc. from 2017 to February 2022. Mr. Van Arsdell earned both a Bachelor of Science degree in Accounting and a Master of Accounting Science degree from the University of Illinois. He is a certified public accountant.

Karl Niclas Ytterdahl has been a member of our Board of Directors since February 2023. Prior to his appointment as a member of the Board, Mr. Ytterdahl served as Board Observer from October 2022 to February 2023. He is an Independent Sponsor, partnering with capital investors to consolidate vehicle service sector companies, and the former Executive Chairman and Chief Operating Officer of Industrial Service Solutions (“ISS”), an industrial service provider for critical process equipment and a portfolio company of Wynnchurch Capital, a private equity firm. Prior to joining ISS, Mr. Ytterdahl was the President of Dover Vehicle Service Group and a Senior Vice President at Dover Corporation. From 2006 to 2011, Mr. Ytterdahl was Chief Procurement Officer at AES and from 2000 to 2006, he held various roles including Vice President and General Manager at Fisher Scientific and President at Fisher Scientific Switzerland. Mr. Ytterdahl began his career at the management consulting firms A.T. Kearney and Accenture. He has previously served as a director on the board of Advanced Converting Works and currently serves on the board of Euro Motorparts Group. Mr. Ytterdahl earned a Master of Science degree from Chalmers University of Technology and Master of Science degree from the MIT Sloan School of Management.

Additional Information
Additional information required by this item will be contained in our definitive proxy statement issued in connection with the 2024 Annual Meeting of Stockholders filed with the SEC within 120 days after September 30, 2023 and is incorporated herein by reference.
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
We have adopted a written code of conduct that applies to all directors, officers and employees, including a separate code that applies only to our principal executive officer and senior financial officers in accordance with Section 406 of the Sarbanes-Oxley Act of 2002 and the rules of the SEC promulgated thereunder. Our Code of Business Conduct and Ethics is available in the corporate governance section of our website. In the event that we make changes in, or provide waivers from, the provisions of this Code of Business Conduct and Ethics for which SEC disclosure is required, we will make such disclosure in the corporate governance section of our website.
We have adopted corporate governance guidelines. The guidelines and the charters of our Board of Directors’ committees are available in the corporate governance section of our website. Copies of the Code of Business Conduct and Ethics, corporate governance guidelines and Board of Director committee charters are also available in print upon written request to the Corporate Secretary, Mueller Water Products, Inc., 1200 Abernathy Road N.E., Suite 1200, Atlanta, GA 30328.

Item 11.EXECUTIVE COMPENSATION
The information required by this item will be contained in our definitive proxy statement issued in connection with our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Except for the information set forth below and the information set forth in “Part II, Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES,” the information required by this item will be contained in our definitive proxy statement issued in connection with our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.
Securities Authorized for Issuance under Equity Compensation Plans
We have two compensation plans under which our equity securities are authorized for issuance: (1) The Mueller Water Products, Inc. 2006 Employee Stock Purchase Plan (“ESPP”), as amended; and (2) The Mueller Water Products, Inc. 2006 Stock Incentive Plan (“2006 Plan”), as amended.

The following table sets forth certain information relating to these equity compensation plans at September 30, 2023.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance
Equity compensation plans approved by stockholders:
2006 Plan	2,609,215	(1)	$12.10	(2)	4,389,099	(3)
ESPP	31,139		—		1,921,631	(4)
Total	2,640,354				6,310,730

(1)Consists of the maximum number of shares that could be earned upon exercise or vesting of outstanding stock-based awards granted under the 2006 Plan. This includes 908,464 shares associated with share-settled performance units that may or may not be earned, depending on Company performance or stock market performance, as described in Note 10. of the Notes to the Consolidated Financial Statements.
(2)Weighted-average exercise price of 1,127,468 options.
(3)The number of securities initially available for issuance under the 2006 Plan was 20,500,000 shares.
(4)The number of securities initially available for issuance under the ESPP Plan was 5,800,000 shares.

Item 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be contained in our definitive proxy statement issued in connection with our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be contained in our definitive proxy statement issued in connection with our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

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

4.1
Indenture, dated as of May 28, 2021, between Mueller Water Products, Inc., the Guarantors and Wells Fargo Bank, National Association, as trustee. Incorporated by reference to Exhibit 4.1 to Mueller Water Products, Inc. Form 8-K (File no.001-32892) filed on June 1, 2021.

4.3
Description of Securities registered under Section 12 of the Securities Exchange Act of 1934. Incorporated by reference to Exhibit 4.2 to Mueller Water Products, Inc. Form 10-K (File no. 001-32892) filed on November 19, 2020).

10.2
Income Tax Allocation Agreement by and among Walter Industries, Inc., the Walter Affiliates (as defined therein), Mueller Water Products, Inc. and the Mueller Affiliates (as defined therein). Incorporated by reference to Exhibit 10.2 to Mueller Water Products, Inc. Form 8-K (File no. 001-32892) filed on May 30, 2006.

10.3.1+
Mueller Water Products, Inc. Second Amended and Restated 2006 Stock Incentive Plan. Incorporated by reference to Exhibit D to Mueller Water Products, Inc. Form DEF 14A (File no. 001-32892) filed on January 15, 2016.

10.4.2+
Mueller Water Products, Inc. Form of Notice of Stock Option Grant. Incorporated by reference to Exhibit 10.4.2 to Mueller Water Products, Inc. Form 10-K (File no. 001-32892) filed on November 26, 2014.

Exhibit no.	Document
10.6.1+
Mueller Water Products, Inc. Amended and Restated 2006 Employee Stock Purchase Plan. Incorporated by reference to Exhibit C to Mueller Water Products, Inc. Form DEF 14A (File no. 001-32892) filed on January 15, 2016.

10.7+	Mueller Water Products, Inc. Directors’ Deferred Fee Plan. Incorporated by reference to Exhibit 10.7 to Mueller Water Products, Inc. 8-K (File no. 001-32892) filed on May 30, 2006.
10.8+	Form of Mueller Water Products, Inc. Director Indemnification Agreement. Incorporated by reference to Exhibit 99.2 to Mueller Water Products, Inc. 8-K (File no. 001-32892) filed on October 31, 2008.
10.9+	Executive Incentive Plan of Mueller Water Products, Inc. Incorporated by reference to Exhibit 10.6 to Mueller Water Products, Inc. 8-K (File no. 001-32892) filed on May 30, 2006.
10.10+	Mueller Water Products, Inc. Executive Deferred Compensation Plan. Incorporated by reference to Exhibit 99.3 to Mueller Water Products, Inc. 8-K (File no. 001-32892) filed on October 31, 2008.
10.11.2+
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

10.16+	Form of Amendment to Executive Employment Agreement. Incorporated by reference to Exhibit 99.1 to Mueller Water Products, Inc. Form 8-K (File no. 001-32892) filed on February 6, 2009.
10.17.1+
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

10.19.1	First Amendment to Credit Agreement, dated December 18, 2012. Incorporated by reference to Exhibit 10.20.1 to Mueller Water Products, Inc. Form 8-K (File no. 001-32892) filed on December 19, 2012.
10.19.2	Second Amendment to Credit Agreement, dated November 25, 2014. Incorporated by reference to Exhibit 10.19.2 to Mueller Water Products, Inc. Form 10-K (File no. 001-32892) filed on November 26, 2014.
10.19.3	Third Amendment to Credit Agreement, dated July 12, 2016. Incorporated by reference to Exhibit 10.19.3 to Mueller Water Products, Inc. Form 10-Q (File no. 001-32892) filed on August 8, 2016.
10.19.4	Fourth Amendment to Credit Agreement, dated January 6, 2017. Incorporated by reference to Exhibit 10.1 to Mueller Water Products, Inc. Form 8-K (File no. 001-32892) filed on January 10, 2017.
10.19.5	Fifth Amendment to Credit Agreement, dated July 30, 2020. Incorporated by reference to Exhibit 10.1 to Mueller Water Products, Inc. Form 10-Q (File no. 001-32892) filed on August 6, 2020.
10.19.6	Sixth Amendment to Credit Agreement, dated April 5, 2023. Incorporated by reference to Exhibit 10.1 to Mueller Water Products, Inc. Form 10-Q (File no. 001-32892) filed on May 9, 2023.
10.19.7*	Limited Waiver Agreement to Credit Agreement, Dated December 11, 2023.
10.21
Purchase Agreement, dated March 7, 2012, among Mueller Water Products, Inc., Mueller Group, LLC and USP Holdings Inc. Incorporated by reference to Exhibit 2.3 to Mueller Water Products, Inc. Form 8-K (File no. 001-32892) filed on March 8, 2012.

10.29+
Employment Agreement, dated September 15, 2008, as amended, between Mueller Water Products Inc. and Marietta Edmunds Zakas.  Incorporated by reference to Exhibit 10.28 to Mueller Water Products, Inc. Form 10-K (File no. 001-32892) filed November 22, 2016.

10.29.2+
Fourth Amendment, dated December 27, 2017, to Employment Agreement, dated September 15, 2008, as amended, between Mueller Water Products Inc. and Marietta Edmunds Zakas.  Incorporated by reference to Exhibit 10.1 to Mueller Water Products, Inc. Form 8-K (File no. 001-32892) filed December 28, 2017.

10.29.3+
Executive Change-in-Control Severance Agreement, dated September 30, 2019 by and between Mueller Water Products Inc. and Marietta Edmunds Zakas. Incorporated by reference to Exhibit 10.29.4 to Mueller Water Products, Inc. Form 10-K (File no. 001-32892) filed on November 19, 2020).

Exhibit no.	Document
10.29.4+*	Letter Agreement, dated August 21, 2023, by and between Mueller Water Products Inc. and Marietta Edmunds Zakas.
10.29.5+*	Transition Grant Award Agreement, dated August 24, 2023, by and between Mueller Water Products, Inc. and Marietta Edmunds Zakas.
10.30+
Employment Agreement, dated January 4, 2017, by and between Mueller Water Products Inc. and John Scott Hall. Incorporated by reference to Exhibit 10.2 to Mueller Water Products, Inc. Form 8-K (File No. 001-32892) filed January 10, 2017.

10.30.1+
Executive Change-in-Control Severance Agreement, dated September 30, 2019 by and between Mueller Water Products Inc. and J. Scott Hall. Incorporated by reference to Exhibit 10.30.3 to Mueller Water Products, Inc. Form 10-K (File no. 001-32892) filed on November 19, 2020).

10.30.2+*	Transition and Separation Agreement, dated August 21, 2023, by and between Mueller Water Products, Inc. and J. Scott Hall.
10.31+
Employment Agreement, dated July 18, 2018, by and between Mueller Water Products Inc. and Steven S. Heinrichs. Incorporated by reference to Exhibit 10.31 to Mueller Water Products, Inc. Form 10-K (File No. 001-32892) filed November 21, 2018.

10.31.2+
Executive Change-in-Control Severance Agreement, dated September 30, 2019 by and between Mueller Water Products and Steven S. Heinrichs. Incorporated by reference to Exhibit 10.30.2 to Mueller Water Products, Inc. Form 10-K (File no. 001-32892) filed on November 19, 2020).

10.31.3+*	Letter Agreement, dated August 21, 2023, by and between Mueller Water Products, Inc. and Steven S. Heinrichs.
10.31.4+*	Transition Grant Award Agreement, dated August 24, 2023, by and between Mueller Water Products, Inc. and Steven S. Heinrichs.
10.32+
Mueller Water Products, Inc. Form of Performance Restricted Stock Unit Award Agreement. Incorporated by reference to Exhibit 10.32 to Mueller Water Products, Inc. Form 10-K (File No. 001-32892) filed November 19, 2021.

10.33+
Mueller Water Products, Inc. Form of Restricted Stock Unit Award Agreement. Incorporated by reference to Exhibit 10.33 to Mueller Water Products, Inc. Form 10-K (File No. 001-32892) filed November 19, 2021.

10.34+
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

10.36.1+*	Letter Agreement, dated August 21, 2023, by and between Mueller Water Products, Inc. and Paul McAndrew.
10.36.2+*	Employment Agreement, dated August 21, 2023, by and between Mueller Water Products, Inc. and Paul McAndrew.
10.36.3+*	Transition Grant Award Agreement, dated August 24, 2023, by and between Mueller Water Products, Inc. and Paul McAndrew.
10.36.4+*	Executive Change-in-Control Severance Agreement, dated August 21, 2023, by and between Mueller Water Products, Inc. and Paul McAndrew.
10.37+*	Mueller Water Products, Inc. Form of Retention Award Agreement.
14.1+*	Code of Business Conduct and Ethics for Mueller Water Products, Inc.
21.1*	Subsidiaries of Mueller Water Products, Inc.
23.1*	Consent of Independent Registered Accounting Firm.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Mueller Water Products, Inc. Incentive Compensation Recovery Policy.

Exhibit no.	Document
101*
The following financial information from the Annual Report on Form 10-K for the year ended September 30, 2023, formatted in XBRL (Extensible Business Reporting Language), (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
+    Management compensatory plan, contract or arrangement
*    Filed or furnished, as applicable, with this Annual Report

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: December 14, 2023

MUELLER WATER PRODUCTS, INC.

By:	/s/ Marietta Edmunds Zakas
Name: Marietta Edmunds Zakas
Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Marietta Edmunds Zakas	President and Chief Executive Officer	December 14, 2023
Marietta Edmunds Zakas

/s/ Steven S. Heinrichs	Chief Financial Officer and Chief Legal and Compliance Officer (Principal Financial Officer)	December 14, 2023
Steven S. Heinrichs

/s/ Suzanne G. Smith	Vice President and Chief Accounting Officer (Principal Accounting Officer)	December 14, 2023
Suzanne G. Smith

/s/ Mark J. O’Brien	Non-Executive Chairman of the Board of Directors	December 14, 2023
Mark J. O’Brien

/s/ Shirley C. Franklin	Director	December 14, 2023
Shirley C. Franklin

/s/ Thomas J. Hansen	Director	December 14, 2023
Thomas J. Hansen

/s/ Christine Ortiz	Director	December 14, 2023
Christine Ortiz

/s/ Jeffery S. Sharritts	Director	December 14, 2023
Jeffery S. Sharritts

/s/ Brian L. Slobodow	Director	December 14, 2023
Brian L. Slobodow

/s/ Lydia W. Thomas	Director	December 14, 2023

Lydia W. Thomas

/s/ Michael T. Tokarz	Director	December 14, 2023
Michael T. Tokarz

/s/ Stephen C. Van Arsdell	Director	December 14, 2023
Stephen C. Van Arsdell

/s/ Karl Niclas Ytterdahl	Director	December 14, 2023
Karl Niclas Ytterdahl

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Mueller Water Products, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mueller Water Products, Inc. and subsidiaries (the Company) as of September 30, 2023 and 2022, the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended September 30, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated December 14, 2023 expressed an unqualified opinion thereon.

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

Valuation of Goodwill
Description of the Matter
At September 30, 2023, the Company’s goodwill was $93.7 million. As described in Note 5 to the consolidated financial statements, goodwill is tested at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company performed its annual impairment tests of goodwill and determined the fair values of its reporting units using the discounted cash flow method, a form of the income approach, and the guideline public company method, a form of the market approach.

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

To test the estimated fair values of the reporting units, we performed audit procedures that included, among others, assessing the methodologies used to estimate fair values, testing the significant assumptions used to develop the fair value estimates, and testing the underlying data used by the Company in its analysis for completeness and accuracy. For example, we evaluated management’s forecasted revenues and EBITDA margins used in the fair value estimates by comparing those assumptions to historical results and available market information. We also involved our valuation specialists to evaluate the valuation methodologies and the discount rates. As part of this evaluation, we compared the discount rates to market data. In addition, we performed a sensitivity analysis on the significant assumptions to evaluate the potential change in the fair values of the reporting units that would result from changes in the assumptions.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2007.
Atlanta, Georgia
December 14, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Mueller Water Products, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Mueller Water Products, Inc. and subsidiaries’ internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Mueller Water Products, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 30, 2023 and 2022, the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended September 30, 2023, and the related notes and our report dated December 14, 2023 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Atlanta, Georgia
December 14, 2023

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,
	2023	2022
	(in millions, except share amounts)
Assets:
Cash and cash equivalents	$160.3	$146.5
Receivables, net of allowance for credit losses of $7.3 million and $5.6 million	217.1	228.0
Inventories, net	297.9	278.7
Other current assets	31.5	26.8
Total current assets	706.8	680.0
Property, plant and equipment, net	311.7	301.6
Intangible assets, net	334.0	361.2
Goodwill, net	93.7	98.6
Other noncurrent assets	58.8	56.7
Total assets	$1,505.0	$1,498.1

Liabilities and stockholders’ equity:
Current portion of long-term debt	$0.7	$0.8
Accounts payable	102.9	122.8
Other current liabilities	115.2	117.4
Total current liabilities	218.8	241.0
Long-term debt	446.7	446.1
Deferred income taxes	73.8	86.3
Other noncurrent liabilities	54.2	55.4
Total liabilities	793.5	828.8

Commitments and contingencies (Note 15.)

Preferred stock: par value $0.01 per share; 60,000,000 shares authorized, none outstanding at September 30, 2023 and 2022	—	—
Common stock: par value $0.01 per share; 600,000,000 shares authorized; 155,871,932 and 155,844,138 shares outstanding at September 30, 2023 and 2022, respectively	1.6	1.6
Additional paid-in capital	1,240.4	1,279.6
Accumulated deficit	(481.8)	(567.3)
Accumulated other comprehensive loss	(48.7)	(44.6)
Total stockholders’ equity	711.5	669.3
Total liabilities and stockholders’ equity	$1,505.0	$1,498.1

The accompanying notes are an integral part of the consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended September 30,
	2023	2022	2021
	(in millions, except per share amounts)
Net sales	$1,275.7	$1,247.4	$1,111.0
Cost of sales	896.2	883.1	752.5
Gross profit	379.5	364.3	358.5
Operating expenses:
Selling, general and administrative	241.9	238.7	218.8
Strategic reorganization and other charges	10.2	7.2	8.0
Goodwill impairment	—	6.8	—
Total operating expenses	252.1	252.7	226.8
Operating income	127.4	111.6	131.7
Pension expense (benefit) other than service	3.7	(3.9)	(3.3)
Interest expense, net	14.7	16.9	23.4
Loss on early extinguishment of debt	—	—	16.7
Income before income taxes	109.0	98.6	94.9
Income tax expense	23.5	22.0	24.5
Net income	$85.5	$76.6	$70.4

Net income per share:
Basic	$0.55	$0.49	$0.44
Diluted	$0.55	$0.48	$0.44

Weighted average shares outstanding:
Basic	156.3	157.4	158.4
Diluted	156.8	158.0	159.2

Dividends declared per share	$0.244	$0.232	$0.220

The accompanying notes are an integral part of the consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended September 30,
	2023	2022	2021
	(in millions)
Net income	$85.5	$76.6	$70.4
Other comprehensive income (loss), net of income tax::
Pension actuarial amortization	7.8	(14.1)	10.5
Foreign currency translation	(11.9)	(25.5)	9.2
Total other comprehensive (loss) income	(4.1)	(39.6)	19.7
Total comprehensive income	$81.4	$37.0	$90.1
The accompanying notes are an integral part of the consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Total
	(in millions)
Balance at September 30, 2020	$1.6	$1,378.0	$(714.2)	$(24.7)	$640.7
Net income	—	—	70.4	—	70.4
Cumulative effect of accounting change	—	—	(0.1)	—	(0.1)
Dividends declared	—	(34.8)	—	—	(34.8)
Stock-based compensation	—	8.1	—	—	8.1
Shares retained for employee taxes	—	(1.0)	—	—	(1.0)
Common stock issued	—	1.9	—	—	1.9
Stock repurchased under buyback program	—	(10.0)	—	—	(10.0)
Other comprehensive income, net of tax	—	—	—	19.7	19.7
Balance at September 30, 2021	1.6	1,342.2	(643.9)	(5.0)	694.9
Net income	—	—	76.6	—	76.6
Dividends declared	—	(36.5)	—	—	(36.5)
Stock-based compensation	—	8.7	—	—	8.7
Shares retained for employee taxes	—	(1.8)	—	—	(1.8)
Common stock issued	—	2.0	—	—	2.0
Stock repurchased under buyback program	—	(35.0)	—	—	(35.0)
Other comprehensive loss, net of tax	—	—	—	(39.6)	(39.6)
Balance at September 30, 2022	1.6	1,279.6	(567.3)	(44.6)	669.3
Net income	—	—	85.5	—	85.5
Dividends declared	—	(38.1)	—	—	(38.1)
Stock-based compensation	—	8.5	—	—	8.5
Shares retained for employee taxes	—	(2.3)	—	—	(2.3)
Common stock issued	—	2.7	—	—	2.7
Stock repurchased under buyback program	—	(10.0)	—	—	(10.0)
Other comprehensive loss, net of tax	—	—	—	(4.1)	(4.1)
Balance at September 30, 2023	$1.6	$1,240.4	$(481.8)	$(48.7)	$711.5

The accompanying notes are an integral part of the consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended September 30,
	2023	2022	2021
	(in millions)
Operating activities:
Net income	$85.5	$76.6	$70.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	34.4	32.0	31.4
Amortization	28.1	28.5	28.2
Gain on sale of assets	(4.0)	—	—
Goodwill impairment	—	6.8	—
Loss on early extinguishment of debt	—	—	16.7
Stock-based compensation	8.5	8.7	8.1
Pension cost (benefit)	4.4	(2.6)	(1.9)
Deferred income taxes	(14.4)	(3.5)	(5.3)
Inventory reserves provision	0.4	1.6	3.1
Other, net	0.9	1.3	1.3
Changes in assets and liabilities, net of acquisitions:
Receivables, net	10.9	(17.8)	(29.9)
Inventories, net	(19.9)	(98.3)	(23.5)
Other assets	(3.3)	1.3	(4.9)
Accounts payable	(19.7)	32.2	23.0
Other current liabilities	(2.0)	(8.5)	37.5
Other noncurrent liabilities	(0.8)	(6.0)	2.5
Net cash provided by operating activities	109.0	52.3	156.7
Investing activities:
Capital expenditures	(47.6)	(54.7)	(62.7)
Acquisitions, net of cash acquired	—	(0.2)	(19.7)
Proceeds from sales of assets	5.5	—	0.7
Net cash used in investing activities	(42.1)	(54.9)	(81.7)
Financing activities:
Repayment of 5.5% Senior Notes	—	—	(462.4)
Issuance of 4.0% Senior Notes	—	—	450.0
Dividends paid	(38.1)	(36.5)	(34.8)
Stock repurchased under buyback program	(10.0)	(35.0)	(10.0)
Proceeds from financing transaction	—	—	3.9
Employee taxes related to stock-based compensation	(2.3)	(1.8)	(1.0)
Common stock issued	2.7	2.0	1.9
Deferred financing costs paid	—	—	(6.0)
Payments for finance lease obligations	(1.1)	(0.7)	(0.4)
Net cash used in financing activities	(48.8)	(72.0)	(58.8)
Effect of currency exchange rate changes on cash	(4.3)	(6.4)	2.4
Net change in cash and cash equivalents	13.8	(81.0)	18.6
Cash and cash equivalents at beginning of year	146.5	227.5	208.9
Cash and cash equivalents at end of year	$160.3	$146.5	$227.5

The accompanying notes are an integral part of the consolidated financial statements.

Supplemental cash flow information:
Cash paid for interest	$15.1	$19.2	$25.3
Cash paid for income taxes	$37.7	$26.9	$16.8
The accompanying notes are an integral part of the consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Organization
Mueller Water Products, Inc., a Delaware corporation, together with its consolidated subsidiaries, operates in two business segments: Water Flow Solutions and Water Management Solutions. These segments are based on a management reorganization that became effective October 1, 2021; prior period information was recast to conform to the current presentation. Water Flow Solutions’ portfolio includes iron gate valves, specialty valves and service brass products. Water Management Solutions’ portfolio includes fire hydrants, repair and installation, natural gas, metering, leak detection, and pressure management and control products and solutions. The “Company,” “we,” “us” or “our” refers to Mueller Water Products, Inc. and its subsidiaries. With regard to the Company’s segments, “we,” “us” or “our” may also refer to the segment being discussed.
We have approximately 3,200 employees globally, of which approximately 58% of our United States hourly workers are covered by collective bargaining agreements.
On December 3, 2018, we completed our acquisition of Krausz Industries Development Ltd. and subsidiaries (“Krausz”). During our 2020 and 2019 fiscal years, we included the financial statements of Krausz on a one-month lag. During the year ended September 30, 2021, we aligned the consolidation of the financial statements of Krausz in the Company’s consolidated financial statements, eliminating the previous inclusion of Krausz financial statements with a one-month reporting lag. In accordance with applicable accounting literature, the elimination of the one-month reporting lag is considered to be a change in accounting principle. We believe this change in accounting principle is preferable as the financial statements of all of our subsidiaries are now reported on the same basis, providing the most current information available. The effect of the elimination of the reporting lag during the year ended September 30, 2021 resulted in an increase of $6.0 million to net sales. We concluded that the effect of this change was not material to the financial statements.
Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which require us to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses and the disclosure of contingent assets and liabilities for the reporting periods. Actual results could differ from those estimates. All significant intercompany balances and transactions have been eliminated. Certain reclassifications have been made to previously reported amounts to conform to the current presentation. These reclassifications primarily relate to a change in our reportable segments as described in Note 14.
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

Direct costs associated with Wells Fargo’s capital contribution were netted against the recorded proceeds, resulting in a net cash contribution of $3.9 million. Other direct costs associated with the transaction were capitalized and are being recognized as interest expense over the seven-year tax credit period. Incremental costs to maintain the structure during the compliance period are expensed as incurred and were immaterial to the consolidated financial statements.

Note 2.    Summary of Significant Accounting Policies
Cash and Cash Equivalents. All highly liquid investments with maturities of 90 days or less when purchased are classified as cash equivalents. Where there is no right of offset against cash balances, outstanding checks are included in Accounts payable.
Receivables, net. Receivables are amounts due from customers. To reduce credit risk, credit investigations are generally performed prior to accepting orders from new customers and, when necessary, we require letters of credit, bonds or other instruments to ensure payment.
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
The following table summarizes information concerning our allowance for credit losses.

	2023	2022	2021
	(in millions)
Balance at beginning of year	$5.6	$3.5	$2.5
Provision charged to expense	1.9	2.5	1.1
Other	(0.2)	(0.4)	(0.1)
Balance at end of year	$7.3	$5.6	$3.5

Inventories, net. Inventories are recorded at the lower of first-in, first-out method cost or estimated net realizable value. We evaluate our inventory in terms of excess and obsolete exposures. This evaluation includes such factors as anticipated usage, inventory turnover, inventory levels and ultimate product sales value. Inventory cost includes an overhead component that is affected by levels of production and actual costs incurred. We periodically evaluate the effects of production levels and costs capitalized as part of Inventories, net.

The following table summarizes information concerning our inventory valuation reserves.

	2023	2022	2021
	(in millions)
Balance at beginning of year	$16.5	$14.8	$11.7
Provision charged to expense	3.8	1.8	5.9
Inventory disposed	(2.5)	(1.4)	(3.6)
Other	(1.0)	1.3	0.8
Balance at end of year	$16.8	$16.5	$14.8

Maintenance and repair supplies and tooling. Maintenance and repair supplies and tooling is included in Other current assets and Other noncurrent assets. Costs for perishable tools and maintenance items are expensed when put into service. Costs for more durable items are amortized over their estimated useful lives, ranging from 3 to 10 years.
Property, Plant and Equipment, net. Property, plant and equipment is recorded at cost, less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets. Estimated useful lives are 10 to 20 years for land improvements, 10 to 40 years for buildings and 3 to 20 years for machinery and equipment. Leasehold improvements and capitalized leases are depreciated using the straight-line method over the lesser of the useful life of the asset or the remaining lease term. Gains and losses upon disposition are reflected in operating results in the period of disposition.
Direct internal and external costs to implement computer systems and software for internal use are capitalized. Capitalized costs are depreciated over the estimated useful life of the system or software, generally six years, beginning when the system or software is ready for its intended use.
Liabilities are recognized at fair value for asset retirement obligations related to plant and landfill closures in the period in which they are reasonably estimable and the carrying amounts of the related long-lived assets are correspondingly adjusted. Over time, the liabilities are accreted to their estimated future values. At September 30, 2023 and 2022, asset retirement obligations were $4.2 million.
Leases. Refer to Note 4. for information regarding our leases.
Accounting for the Impairment of Long-Lived Assets. We test indefinite-lived intangible assets and goodwill for impairment annually or more frequently if events or circumstances indicate impairment is possible. We perform our annual impairment testing at September 1. We amortize finite-lived intangible assets over their respective estimated useful lives and review for impairment if events or circumstances indicate impairment is possible. Refer to Note 5. for information regarding our goodwill impairment testing.
Workers’ Compensation. Our exposure to workers’ compensation claims is generally limited to $0.8 million per incident. Liabilities, including those related to claims incurred but not reported, are recorded principally using annual valuations based on discounted future expected payments and using historical data combined with insurance industry data when historical data is limited. Our gross workers’ compensation liabilities were $9.9 million as of September 30, 2023, and we expect to recover $4.6 million in insurance which is included as a receivable in Other current assets and Other noncurrent assets. As of September 30, 2022, our gross worker’s compensation liability was $11.1 million and our insurance receivable was $5.9 million.
Warranty Costs. We accrue for warranty expenses, which include costs to repair and/or replace, including labor, materials, equipment, freight and reasonable overhead costs. We accrue for the estimated cost of product warranties at the time of sale if such costs are determined to be probable and reasonably estimable at that time. We monitor and analyze our warranty experience and costs periodically and revise our warranty accruals as necessary. Factors considered in our accrual analyses include warranty terms, specific claim situations, general incurred and projected failure rates, the nature of product failures, product and labor costs, and general business conditions.

Activity in our accrued warranty, reported as part of both Other current liabilities and Other noncurrent liabilities, is presented below.

	2023	2022	2021
	(in millions)
Balance at beginning of year	$10.7	$9.7	$14.4
Warranty accruals	14.8	9.5	3.5
Warranty costs	(9.8)	(8.5)	(8.2)
Balance at end of year	$15.7	$10.7	$9.7

Deferred Financing Costs. Costs to obtain debt are deferred and charged to expense over the life of the underlying debt agreement. Remaining costs and the future period over which financing costs would be charged to expense are reassessed when amendments to the related financing agreements or prepayments occur.
Deferred financing costs are offset against the underlying long-term debt in the accompanying consolidated balance sheets. Deferred financing costs under agreements that do not have outstanding debt and in other instances, such as our ABL and with regard to our NMTC transaction, are included in Other noncurrent assets consistent with the life of the instrument. Deferred financing costs of $4.6 million at September 30, 2023 include: $0.5 million related to the ABL, $0.2 million related to the NMTC transaction which are amortized on a straight-line basis and; $3.9 million related to the 4.0% Senior Unsecured Notes (“4.0% Senior Notes”) which is amortized using the effective interest rate method. These amounts are amortized over the remaining term of the respective debt. Refer to Note 7. for disclosures related to our borrowing arrangements.
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
Environmental Expenditures. We capitalize environmental expenditures that increase the life or efficiency of noncurrent assets or that reduce or prevent environmental contamination. We accrue for environmental expenses resulting from existing conditions that relate to past operations when the costs are probable and reasonably estimable. We are indemnified for certain environmental liabilities under an agreement with a predecessor to Tyco that existed at August 16, 1999. Refer to Note 15. for additional disclosures regarding our environmental liabilities.
Revenue Recognition. Refer to Note 3. for disclosures regarding our revenues.
Stock-based Compensation. Compensation expense for stock-based awards granted to employees and directors is based on the fair value at the grant dates for our stock-settled share awards and is based on the fair value at each reporting date for our cash-settled share awards. Stock-based compensation expense is included within Selling, general and administrative expense within our consolidated statements of operations. Refer to Note 10. for more information regarding our stock-based compensation.
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
In March 2020, the FASB issued ASU No. 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting" (“ASU 2020-04”). ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference the London Inter Bank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued due to reference rate reform. ASU 2020-04 is effective from March 12, 2020; however, the standard may be adopted prospectively from a date within an interim period subsequent to March 12, 2020. We adopted this standard on October 1, 2021, and there was no material impact to our financial statements.
Accounting Pronouncements Not Yet Adopted
In June 2022, the FASB issued ASU No. 2022-03 “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions” (“ASU 2022-03”). ASU 2022-03 was issued to (1) clarify the guidance in Topic 820 on the fair value measurement of an equity security that is subject to a contractual sale restriction; and (2) to require specific disclosures related to such an equity security. This guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years, with early adoption permitted. We do not expect ASC 2022-03 to have a material impact on our financial statements and related disclosures.

In November 2023, the FASB issued ASU No. 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 requires public business entities that disclose information on their reportable segments to provide additional information on their significant expense categories and “other segment items,” which represent the difference between segment revenue less significant segment expense and a segment’s measure of profit or loss. A description of “other segment items” is also required. Further, certain segment related disclosures that were limited to annual disclosure are now required at interim periods. Finally, public business entities are required to disclose the title and position of their Chief Operating Decision Maker (“CODM”) and explain how the CODM uses the reported measures of profit or loss to assess segment performance. This guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We do not expect ASU 2023-07 to have a material impact on our financial statement and related disclosures.

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
Disaggregation of Revenue
Refer to Note 14. for disaggregation of our revenues from contracts with customers by reportable segment and by geographical region, which we believe best depicts how the nature, amount, timing and certainty of our revenue and cash flows are affected by economic factors. Geographical region represents the location of the customer.
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
The table below represents the balances of our customer receivables and deferred revenue.

	September 30,
	2023	2022
	(in millions)
Billed receivables	$218.1	$230.5
Unbilled receivables	6.3	3.1
Gross customer receivables	224.4	233.6
Allowance for credit losses	(7.3)	(5.6)
Receivables, net	$217.1	$228.0

Deferred revenue	$9.2	$8.1

Performance Obligations
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. Our performance obligations are satisfied at a point in time as related to sales of equipment and products or over time as related to our software hosting and leak detection monitoring services. Performance obligations are supported by customer contracts, which provide frameworks for the nature of the distinct products or services. The transaction price is adjusted for our estimate of variable consideration which may include discounts, and rebates. To estimate variable consideration, we apply the expected value or the most likely amount method, based on whichever method most appropriately predicts the amount of consideration we expect to receive. The method applied is typically based on historical experience and known trends. We constrain the amounts of variable consideration that are included in the transaction price, to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur or when uncertainties around the variable consideration are resolved.
We exclude from the measurement of the transaction price all taxes assessed by a governmental authority.

We do not adjust the transaction price of a contract for the effects of a significant financing component if, at the inception of the contract, we expect that the period between when we transfer a product or service to a customer and when a customer remits payment will be one year or less.
Revenues from products and services transferred to customers at a point in time represented 98% of our revenues in fiscal years 2023, 2022, and 2021. The revenues recognized at a point in time related to the sale of our products and services are recognized when the obligations of the terms of our contract are satisfied, which is when the customer is able to direct the use of and obtain substantially all of the benefits from the product or service, which generally occurs upon shipment when control of the product or service transfers to the customer.
Revenues from products and services transferred to customers over time represented 2% of our revenues in fiscal years 2023, 2022, and 2021.
We offer warranties to our customers in the form of assurance-type warranties, which provide assurance that the products provided will function as intended and comply with any agreed-upon specifications. These cannot be purchased separately. We offer extended warranties on limited products which may be purchased separately.

Costs to Obtain or Fulfill a Contract
Shipping and handling costs associated with freight activities after the customer has obtained control are accounted for as fulfillment costs and are expensed to Cost of sales within our consolidated statements of operations at the time revenue is recognized.

We incur certain incremental costs to obtain a contract, which primarily relate to incremental sales commissions. Our commissions are paid based on a combination of orders and shipments, and we reserve the right to claw back any commissions in case of product returns or lost collections. As the expected benefit associated with these incremental costs is generally one year or less based on the nature of the product sold and benefits received, we have applied the practical expedient and therefore do not capitalize the related costs and expense them as incurred.

Note 4.        Leases
Presentation of Leases
We lease certain office, warehouse, manufacturing, distribution, and research and development facilities and equipment under operating leases. Our leases have remaining lease terms of up to 10 years. The terms and conditions of our leases may include options to extend or terminate the lease. These factors are considered at lease inception or at the time of the amendment and included in the lease term when these options are reasonably certain of exercise.
We determine if a contract is, or contains, a lease at inception by evaluating whether the contract conveys the right to control the use of an identified asset. For all classes of leased assets, we have elected the practical expedient to account for any non-lease components in the contract together with the related lease component in the same unit of account.
Right-of-Use (“ROU”) assets and lease liabilities are recognized in our consolidated balance sheets at the commencement date based on the present value of lease payments over the lease term. Additionally, ROU assets include any lease payments made at or before the commencement date, as well as any initial direct costs incurred, and are reduced by any lease incentives received. As most of our operating leases do not provide an implicit rate, we apply our incremental borrowing rate to determine the present value of remaining lease payments. Our incremental borrowing rate is determined based on information available at the commencement date of the lease.
For all classes of leased assets, we have applied an accounting policy election to exclude short-term leases from recognition in our consolidated balance sheets. A short-term lease has a term of 12 months or less at the commencement date and does not include a purchase option that is reasonably certain of exercise. We recognize short-term lease cost in our consolidated statements of operations on a straight-line basis over the lease term.
Our short-term lease cost for the years ended September 30, 2023, 2022, and 2021 and short-term lease commitments at September 30, 2023 and 2022 are immaterial.
We have certain lease contracts with terms and conditions that provide for variability in the payment amount based on changes in facts or circumstances occurring after the commencement date. These variable lease payments are recognized in our consolidated statements of operations as the obligation is incurred.
At September 30, 2023, any legally-binding minimum lease payments for operating leases signed but not yet commenced, subleases, leases that impose significant restrictions or covenants, related party leases or sale-leaseback arrangements were immaterial.
The components of lease cost are presented below.

	Year ended September 30,
	2023	2022	2021
	(in millions)
Operating lease cost	$6.3	$5.8	$6.1
Finance lease cost	1.1	1.3	1.2
Total lease cost	$7.4	$7.1	$7.3

Supplemental cash flow information related to leases are presented below, in millions.

	Year ended September 30,
	2023	2022
	(in millions)
Operating cash used for operating leases	$6.4	$5.8
Financing cash used for finance leases	$1.1	$0.7
Supplemental information regarding our lease assets and liabilities is below.

		September 30,
		2023	2022
		(in millions)
Right-of-use assets:
Operating leases	Other noncurrent assets	$23.6	$26.0
Finance leases	Plant, property and equipment	1.2	1.4
Total right-of-use assets		$24.8	$27.4
Lease liabilities:
Operating leases - current	Other current liabilities	$4.9	$4.4
Operating leases - noncurrent	Other noncurrent liabilities	19.8	22.4
Finance leases - current	Current portion of long-term debt	0.7	0.8
Finance leases - noncurrent	Long-term debt	0.6	0.8
Total lease liabilities		$26.0	$28.4
Supplemental information related to lease terms and discount rates are presented below.

	Year ended September 30,
	2023	2022
Weighted-average remaining lease term (years):
Operating leases	5.81	6.67
Finance leases	2.24	2.15
Weighted-average interest rate:
Operating leases	5.51%	5.48%
Finance leases	4.69%	3.64%

Total lease liabilities at September 30, 2023 have scheduled maturities as follows:

	Operating Leases	Finance Leases
	(in millions)
2024	$6.2	$0.7
2025	5.7	0.4
2026	5.2	0.2
2027	4.3	0.1
2028	2.7	—
Thereafter	4.9	—
Total lease payments	29.0	1.4
Less: imputed interest	(4.3)	(0.1)
Present value of lease liabilities	$24.7	$1.3

Note 5.    Goodwill and Intangible Assets
Goodwill
Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis on September 1 of each fiscal year or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.
The carrying value of the reporting unit, including goodwill, is compared with the estimated fair value of the reporting unit as determined utilizing a combination of the income and market approaches. The income approach, which involves significant unobservable inputs (Level 3 inputs), is based on projected debt-free cash flow which is discounted to the present value using discount rates that consider the timing and risk of the cash flows. The market approach is based on the guideline public company method, which uses market multiples to value our reporting units. The Company weights the income and market approaches in a manner considering the risks of the underlying cash flows. The key assumptions used in estimating the fair value of the Company's reporting units utilizing the income approach include management's best estimate of revenue, EBITDA margin, and discount rate. Accordingly, a change in market conditions or other factors could have a material effect on the estimated values. There are inherent uncertainties related to the assumptions used and to management's application of these assumptions.

We performed our annual impairment testing at September 1, 2023. The results of the testing indicated that the fair value exceeded the carrying value of our reporting units which contained goodwill. As such, no impairment charge was recorded during the fiscal year ended September 30, 2023.
Indefinite-lived Intangible Assets
Indefinite-lived intangible assets are tested for impairment on an annual basis on September 1 of each fiscal year or more frequently if events or circumstances indicate that it is more likely than not that the asset is impaired. We performed our annual impairment testing at September 1, 2023 based on quantitative factors and concluded no impairment losses should be recognized.
Intangible Assets
Direct internal and external costs to develop software used in the provision of services to customers by Water Management Solutions are capitalized and amortized over the six-year estimated useful life of the software, beginning when the software is ready for its intended use. At September 30, 2023, the remaining weighted-average amortization period for this software was 4.2 years. Amortization expense related to such software assets was $2.9 million in 2023 and 2022, and $3.3 million in 2021. Amortization expense for each of the next five years is expected to be $2.6 million in 2024, $2.0 million in 2025, $1.5 million in 2026, $1.1 million in 2027, and $0.8 million in 2028.
At September 30, 2023, the remaining weighted-average amortization period for business combination-related finite-lived customer relationships and technology intangible assets were 3.3 years and 7.7 years, respectively. Amortization expense related to these assets was $25.2 million, $25.5 million and $25.2 million for 2023, 2022 and 2021, respectively. Amortization expense for each of the next five years is scheduled to be $24.8 million in 2024, $5.5 million in 2025, $5.1 million in 2026, $4.9 million in 2027 and $4.8 million in 2028.

Intangible assets are presented below.

	September 30,
	2023	2022
	(in millions)
Capitalized internal-use software:
Cost	$38.1	$35.5
Accumulated amortization	(29.7)	(26.8)
Capitalized internal-use software, net	$8.4	$8.7

Business combination-related:
Cost:
Finite-lived intangible assets:
Technology	$119.6	$119.9
Customer relationships and other	371.5	371.6
Indefinite-lived intangible assets:
Trade names and trademarks	272.6	272.7
	$763.7	$764.2
Accumulated amortization:
Technology	$(95.3)	$(89.5)
Customer relationships and other	(342.8)	(322.2)
	(438.1)	(411.7)
Business combination-related intangible assets, net	325.6	352.5
Intangible assets, net	$334.0	$361.2

Goodwill
As of September 30, 2023, our remaining goodwill balance is within our Water Management Solutions segment. Changes in the carrying amount of goodwill for the years ended September 30, 2023 and 2022 were as follows, in millions:

Balance at September 30, 2021:
Goodwill	$832.4
Accumulated impairment	(717.3)
Net goodwill	115.1
2022 Activity:
Goodwill impairment	(6.8)
Change in foreign currency exchange rates	(9.7)
Balance at September 30, 2022:
Goodwill	822.7
Accumulated impairment	(724.1)
Net goodwill	98.6
2023 Activity:
Change in foreign currency exchange rates	(4.9)
Balance at September 30, 2023:
Goodwill	817.8
Accumulated impairment	(724.1)
Net goodwill	$93.7

Note 6.    Income Taxes
The components of income before income taxes are presented below.

	2023	2022	2021
	(in millions)
U.S.	$83.2	$81.6	$94.0
Non-U.S.	25.8	17.0	0.9
Income before income taxes	$109.0	$98.6	$94.9

The Tax Cuts and Jobs Act (the “Act”) imposed a one-time transition tax on the undistributed, previously untaxed, post-1986 foreign “earnings and profits” as defined by the Internal Revenue Services (“IRS”) of certain United States-owned corporations. At September 30, 2023, the remaining balance of our transition obligation is $4.1 million, which will be paid in full by January 2026, as provided in the Act. Other than for Krausz’s investment in its United States subsidiary and other anticipated distributions which result cumulatively in immaterial income tax, we have not recorded income taxes for unrepatriated foreign earnings that may be subject to withholding tax or any outside cost basis differences inherent in our foreign subsidiaries, as these amounts continue to be indefinitely reinvested in foreign operations. We have a foreign tax credit carryforward of $4.7 million, for which we have recorded a valuation allowance as we do not expect to utilize it prior to expiration.
The federal income tax returns for Mueller Water Products, Inc. are closed for years prior to our fiscal year 2020. We remain liable for any taxes related to U.S. Pipe income for periods prior to 2012 pursuant to the terms of the sale agreement with the purchaser of the business.
Our state income tax returns are generally closed for years prior to our fiscal year 2020, except with regard to our state net operating loss carryforwards. Our Canadian income tax returns are generally closed for years prior to our fiscal year 2016. We do not have any material unpaid assessments.
The components of income tax expense are as follows:

	2023	2022	2021
	(in millions)
Current:
U.S. federal	$28.4	$19.5	$21.9
U.S. state and local	6.0	4.3	6.3
Non-U.S.	3.5	1.7	1.6
Total current income tax expense	37.9	25.5	29.8
Deferred:
U.S. federal	(11.2)	(3.4)	(4.7)
U.S. state and local	(3.3)	(0.9)	(1.3)
Non-U.S.	0.1	0.8	0.7
Total deferred income tax benefit	(14.4)	(3.5)	(5.3)
Income tax expense	$23.5	$22.0	$24.5

The reconciliation between income tax expense at the United States federal statutory income tax rate and reported income tax expense is presented below.

	2023	2022	2021
	(in millions)
Expense at U.S. federal statutory income tax rate	$22.9	$20.7	$19.9
Adjustments to reconcile to income tax expense:
State income taxes, net of federal benefit	1.5	2.6	3.1
Uncertain tax positions	0.5	—	0.3
Nondeductible compensation	1.8	0.9	0.6
Nondeductible expenses, other than compensation	0.9	0.8	0.5
Valuation allowances	(0.6)	1.0	(0.4)
Basis difference in foreign investment	0.1	0.1	1.5
Foreign income taxes	(2.0)	(1.5)	(1.7)
Excess tax benefits related to stock compensation	0.3	(0.1)	(0.2)
Tax credits	(3.5)	(2.3)	(1.6)
Other	1.6	(0.2)	2.5
Income tax expense	$23.5	$22.0	$24.5

The following table summarizes information concerning our gross unrecognized tax benefits.

	2023	2022
	(in millions)
Balance at beginning of year	$4.7	$4.8
Increase related to current year positions	1.0	0.7
Decrease related to current year positions	—	(0.4)
Decrease as a result of statute of limitations lapse	(0.6)	(0.3)
Foreign currency exchange losses	(0.1)	(0.1)
Balance at end of year	$5.0	$4.7

Substantially all unrecognized tax benefits would, if recognized, impact the effective tax rate. We recognize interest related to uncertain tax positions as interest expense and recognize any penalties incurred as a component of Selling, general and administrative expenses. At September 30, 2023 and 2022, we had $0.8 million and $0.7 million, respectively, of accrued interest expense related to unrecognized tax benefits.

Deferred income tax balances are presented below.

	September 30,
	2023	2022
	(in millions)
Deferred income tax assets:
Accrued expenses	$10.8	$10.5
Lease liabilities	6.4	8.1
Inventories	7.2	7.0
State net operating losses	1.9	2.1
Net operating losses and credit carryovers	16.2	12.9
Stock-based compensation	3.9	4.1
Pension	—	0.1
Section 174 research and development capitalization	15.6	—
Other	4.4	2.3
Total deferred income tax assets	66.4	47.1
Valuation allowance	(15.1)	(13.2)
Total deferred income tax assets, net of valuation allowance	51.3	33.9
Deferred income tax liabilities:
Intangible assets	74.5	77.7
Lease assets	5.9	7.4
Basis difference in foreign investment	5.9	6.2
Pension	1.3	—
Property, plant and equipment	36.6	28.4
Other	0.9	0.5
Total deferred income tax liabilities	125.1	120.2
Net deferred income tax liabilities	$73.8	$86.3
We reevaluate the need for a valuation allowance against our deferred tax assets each quarter considering results to date, projections of taxable income, tax planning strategies and reversing taxable temporary differences.
Our state net operating loss carryforwards, which expire between our fiscal years 2025 and 2027, remain available to offset future taxable earnings.

Note 7.    Borrowing Arrangements
The components of our long-term debt are as follows:

	September 30,
	2023	2022
	(in millions)
4.0% Senior Notes	$450.0	$450.0
Finance leases	1.3	1.6
Total debt	451.3	451.6
Less deferred financing costs	3.9	4.7
Less current portion of long-term debt	0.7	0.8
Long-term debt	$446.7	$446.1

The scheduled maturities of all borrowings outstanding at September 30, 2023 are $0.7 million in 2024, $0.4 million in 2025, $0.2 million in 2026, none in 2027 and 2028, and $450.0 million in 2029.

ABL Agreement. Our ABL Agreement, as amended, (“ABL”) is provided by a consortium of banking institutions and consists of a revolving credit facility for up to $175.0 million in borrowings that expires on July 29, 2025. Included in the ABL is the ability to borrow up to $25.0 million of swing line loans and up to $60.0 million of letters of credit. The ABL permits us to increase the size of the credit facility by an additional $150.0 million in certain circumstances subject to adequate borrowing base availability.
On April 5, 2023, we amended the ABL. This amendment replaced LIBOR-based loans with Secured Overnight Financing Rate (“SOFR”) based loans plus an adjustment of 10 basis points, among other immaterial modifications. In December 2023, we obtained a waiver under our ABL to provide for additional time associated with certain deliverables which were delayed as a result of the cybersecurity incident. The maximum aggregate amount of borrowings and other credit extensions under the ABL is limited to $50.0 million at any time outstanding until all of the delayed deliveries required under the ABL are made.
Borrowings under the ABL bear interest at a floating rate equal to SOFR plus an adjustment of 10 basis points and an applicable margin range of 200 to 225 basis points, or a base rate, as defined in the ABL, plus an applicable margin range of 100 to 125 basis points. At September 30, 2023, the applicable margin was 200 basis points for SOFR-based loans, and 100 basis points for base rate loans.
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
The ABL includes a commitment fee for any unused borrowing capacity of 37.5 basis points per annum. Borrowings are not subject to any financial maintenance covenants unless excess availability is less than the greater of $17.5 million and 10% of the Loan Cap as defined in the ABL. Excess availability based on September 30, 2023 data was $162.4 million, as reduced by $12.4 million of outstanding letters of credit and $0.2 million of accrued fees and expenses.
4.0% Senior Unsecured Notes. On May 28, 2021, we privately issued $450.0 million of 4.0% Senior Notes, which mature on June 15, 2029 and bear interest at 4.0%, paid semi-annually in June and December. We capitalized $5.5 million of financing costs, which are being amortized over the term of the 4.0% Senior Notes using the effective interest method. Proceeds from the 4.0% Senior Notes, along with cash on hand were used to redeem our previously existing 5.5% Senior Notes. Substantially all of our United States subsidiaries guarantee the 4.0% Senior Notes, which are subordinate to borrowings under our ABL. Based on quoted market prices, which is a Level 1 measurement, the outstanding 4.0% Senior Notes had a fair value of $393.7 million as of September 30, 2023.
An indenture securing the 4.0% Senior Notes (“Indenture”) contains customary covenants and events of default, including covenants that limit our ability to incur certain debt and liens. There are no financial maintenance covenants associated with the Indenture. We believe we were in compliance with these covenants at September 30, 2023.

We may redeem some or all of the 4.0% Senior Notes at any time prior to June 15, 2024 at certain “make-whole” redemption prices and on or after June 15, 2024, at specified redemption prices. Additionally, we may redeem up to 40% of the aggregate principal amount of the 4.0% Senior Notes at any time prior to June 15, 2024 with the net proceeds of specified equity offerings at specified redemption prices as set forth in the Indenture. Upon a change of control as defined, we would be required to offer to purchase the 4.0% Senior Notes at a price equal to 101% of the outstanding principal amount.

5.5% Senior Unsecured Notes. On June 12, 2018, we privately issued $450.0 million of 5.5% Senior Notes, which were set to mature in June 2026 and bore interest at 5.5%, paid semi-annually. We called the 5.5% Senior Notes effective June 17, 2021 and redeemed the 5.5% Senior Notes with the proceeds from the 4.0% Senior Notes and cash on hand. As a result, we incurred $16.7 million in loss on early extinguishment of debt, comprised of a $12.4 million call premium and a $4.3 million write-off of the remaining deferred financing costs.
.

Note 8.    Retirement Plans
Defined Benefit Plans. We have a defined benefit plan (“Pension Plan”) that we fund in accordance with its requirements and, where applicable, in amounts sufficient to satisfy the minimum funding requirements of applicable laws. The Pension Plan provides benefits based on years of service and compensation or at stated amounts for each year of service with an annual measurement date of September 30.
A summary of key assumptions for the valuations of our Pension Plan is as follows:

	September 30,
	2023	2022	2021
Weighted average used to determine benefit obligations:
Discount rate	6.29%	5.79%	3.01%
Weighted average used to determine net periodic cost:
Discount rate	5.79%	3.01%	2.84%
Expected return on plan assets	5.75%	4.50%	4.50%

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
The expected return on plan assets is determined with the assistance of the Pension Plan’s actuaries and investment consultants. Expected return on plan assets was developed using forward-looking returns over a time horizon of approximately 20 years for major asset classes along with projected risk and historical correlations.

Amounts recognized for the Pension Plan are presented below.

	September 30,
	2023	2022
	(in millions)
Projected benefit obligations:
Beginning of year	$251.2	$336.8
Service cost	0.8	1.3
Interest cost	13.9	9.8
Actuarial gain	(10.4)	(74.0)
Benefits paid	(22.3)	(22.7)
Accumulated benefit obligations at end of year	$233.2	$251.2

Plan assets:
Beginning of year	$251.8	$353.5
Actual return on plan assets	10.3	(79.0)
Benefits paid	(22.3)	(22.7)
Fair value of plan assets at end of year	$239.8	$251.8

Accrued benefit cost at end of year:
Funded status	$6.6	$0.6
Recognized on balance sheet:
Other noncurrent assets	$6.6	$0.6

Recognized in accumulated other comprehensive income (loss), before tax:
Net actuarial loss	$68.2	$78.7
	$68.2	$78.7

The components of net periodic cost (benefit) for our Pension Plan are presented below.

	2023	2022	2021
	(in millions)
Service cost	$0.8	$1.3	$1.5
Components of net periodic cost (benefit) excluded from operating income:
Interest cost	13.9	9.8	9.9
Expected return on plan assets	(13.9)	(15.4)	(15.7)
Amortization of actuarial net loss	3.7	1.7	2.5
Pension expense (benefit) other than service	3.7	(3.9)	(3.3)
Net periodic cost (benefit)	$4.5	$(2.6)	$(1.8)

Pension Plan activity in accumulated other comprehensive loss, before tax, in 2023 is presented below, in millions.

Balance at beginning of year	$78.7
Actuarial loss	(6.8)
Prior year actuarial loss amortization to net periodic cost	(3.7)
Balance at end of year	$68.2

We amortize amounts in accumulated other comprehensive loss representing unrecognized prior year service cost and unrecognized loss related to the Pension Plan over the weighted average life expectancy of the inactive participants. Actuarial gains and losses are amortized using a corridor approach. The gain/loss corridor is equal to 10% of the greater of the benefit obligation and the market-related value of assets.  Gains and losses in excess of the corridor are generally amortized over the average remaining lifetime of the plan participants.
We expect to amortize $4.6 million of unrecognized loss into net periodic expense from accumulated other comprehensive loss in 2024.
Strategic asset allocations, tactical range at September 30, 2023 and actual asset allocations are as follows:

	Strategic asset allocation				Actual asset allocations at
					September 30,
		Tactical range			2023	2022	2021
Fixed income investments	70%	67%	-	73%	70%	70%	70%
Equity investments	30	27%	-	33%	29	29	29
Cash	—	0%	-	5%	1	1	1
	100%				100%	100%	100%

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

The assets of the Pension Plan by level within the fair value hierarchy are as follows:

	September 30, 2023
	Level 1	Level 2	Total
	(in millions)
Fixed income	$121.1	$45.6	$166.7
Equity:
Large cap index funds	35.6	—	35.6
International stocks:
International funds	35.6	—	35.6
Total equity	71.2	—	71.2
Cash and cash equivalents	1.9	—	1.9
Total Plan assets	$194.2	$45.6	$239.8

	September 30, 2022
	Level 1	Level 2	Total
	(in millions)
Fixed income	$125.2	$50.1	$175.3
Equity:
Large cap index funds	37.2	—	37.2
International stocks:
International funds	37.4	—	37.4
Total equity	74.6	—	74.6
Cash and cash equivalents	1.9	—	1.9
Total Plan assets	$201.7	$50.1	$251.8

Our estimated future pension benefit payments are presented below (in millions):

2024	$23.0
2025	22.7
2026	22.3
2027	21.9
2028	21.4
2029-2033	97.3
Total	$208.6

Defined Contribution Retirement Plans. Certain of our employees participate in a defined contribution 401(k) plan or similar plan outside of the United States. We make matching contributions as a function of employee contributions. We expensed our matching contributions of $8.2 million, $7.3 million and $5.9 million during 2023, 2022 and 2021, respectively.

Note 9.    Capital Stock
Common stock share activity is presented below.

Shares outstanding at September 30, 2020	158,064,750
Vesting of restricted stock units, net of shares withheld for taxes	182,024
Exercise of stock options	151,399
Exercise of employee stock purchase plan instruments	146,135
Settlement of performance-based restricted stock units, net of shares withheld for taxes	62,396
Stock repurchased under buyback program	(651,271)
Shares outstanding at September 30, 2021	157,955,433
Vesting of restricted stock units, net of shares withheld for taxes	195,156
Exercise of stock options	36,731
Exercise of employee stock purchase plan instruments	150,909
Settlement of performance-based restricted stock units, net of shares withheld for taxes	160,163
Stock repurchased under buyback program	(2,654,254)
Shares outstanding at September 30, 2022	155,844,138
Vesting of restricted stock units, net of shares withheld for taxes	256,724
Exercise of stock options	110,989
Exercise of employee stock purchase plan instruments	181,483
Settlement of performance-based restricted stock units, net of shares withheld for taxes	193,428
Stock repurchased under buyback program	(714,830)
Shares outstanding at September 30, 2023	155,871,932

The Company has authorized 60.0 million shares of $0.01 par value preferred stock. The preferred stock may be issued in one or more series and with such designations and preferences for each series as shall be stated in the resolutions providing for the designation and issue of each such series adopted by the Board of Directors of the Company. The Board of Directors is authorized by the Company's articles of incorporation to determine the voting, dividend, redemption and liquidation preferences pertaining to each such series. No shares of preferred stock have been issued by the Company as of September 30, 2023.

Note 10.    Stock-based Compensation Plans
The effect of stock-based compensation on our consolidated statements of operations within Selling, general and administrative costs is presented below.

	2023	2022	2021
	(in millions, except per share data)
Decrease in operating income	$11.1	$9.9	$11.0
Decrease in net income	8.7	7.6	8.2
Decrease in earnings per basic share	0.06	0.05	0.05
Decrease in earnings per diluted share	$0.06	$0.05	$0.05

We excluded 779,150, 790,759 and 578,005 stock-based instruments from the calculation of diluted earnings per share for 2023, 2022 and 2021, respectively, because the effect of including them would have been antidilutive.
At September 30, 2023, there was approximately $9.8 million of unrecognized compensation expense related to stock-based awards not yet vested. We expect to recognize this expense over a weighted average life of approximately 1.5 years.

The Mueller Water Products, Inc. 2006 Stock Incentive Plan (“2006 Plan”) authorizes an aggregate of 20,500,000 shares of common stock that may be granted through the issuance of stock-based awards. Any awards canceled are available for reissuance. Generally, all of our employees and members of our Board of Directors are eligible to participate in the 2006 Plan. At September 30, 2023, 4,389,099 shares of common stock were available for future grants of awards under the 2006 Plan. This total assumes that the maximum number of shares will be earned for awards for which the final number of shares to be earned has not yet been determined.
An award granted under the 2006 Plan vests at such times and in such installments as set by the Compensation and Human Resources Committee of our Board of Directors (“Compensation Committee”), but no award will be exercisable after the 10-year anniversary of the date on which it is granted. Management expects some instruments will be forfeited prior to vesting. Grants to members of our Board of Directors are expected to vest fully. Based on historical forfeitures, we expect certain grants to employees to be forfeited at an annual rate of 2%.
Restricted Stock Units. Depending on the specific terms of each award, restricted stock units generally vest ratably over the life of the award, usually three years, on each anniversary date of the original grant. Compensation expense for restricted stock units is recognized between the grant date and the vesting date (or the date on which a participant becomes Retirement-eligible, if sooner) on a straight-line basis for each tranche of each award. Fair values of restricted stock units are determined using the closing price of our common stock on the respective grant date.
Restricted stock unit activity under the 2006 Plan is summarized below.

	Restricted stock units	Weighted average grant date fair value per unit	Weighted average remaining contractual term (years)	Aggregate intrinsic value (millions)
Outstanding at September 30, 2020	408,506	$11.41	0.9
Granted	220,795	12.29
Vested	(228,121)	11.62		$2.8
Cancelled	(5,083)	11.41
Outstanding at September 30, 2021	396,097	11.78	0.8
Granted	223,379	13.41
Vested	(251,981)	11.81		$2.8
Cancelled	(8,763)	11.87
Outstanding at September 30, 2022	358,732	12.77	0.7
Granted	625,518	12.78
Vested	(301,864)	12.83		$7.3
Cancelled	(109,103)	12.00
Outstanding at September 30, 2023	573,283	$12.88	0.9

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
We recognize compensation expense for stock-settled PRSUs starting on the first day of the applicable performance period and ending on the respective vesting dates. We base the recognized compensation expense upon the number of units awarded for each performance period, the closing price of our common stock on the grant date and the estimated performance factor. In 2023, 2022 and 2021, 282,472, 240,412 shares and 103,058 shares, respectively, vested related to PRSUs.

Stock-settled PRSUs activity under the 2006 Plan is summarized below.

Award date	Settlement year	Performance period	Grant date per unit fair value	Units awarded	Units forfeited	Net units	Performance factor	Shares earned
November 29, 2016	2020	2017	$13.26	59,285	(5,279)	54,006	1.000	54,006
		2018	$12.50	59,286	(39,910)	19,376	1.357	26,294
		2019	$10.53	59,290	(39,909)	19,381	0.645	12,501
January 23, 2017	2020	2017	$13.15	19,012	—	19,012	1.000	19,012
		2018	$12.50	19,011	—	19,011	1.357	25,798
		2019	$10.53	19,011	—	19,011	0.645	12,263
November 28, 2017	2021	2018	$12.50	57,092	—	57,092	1.357	77,474
		2019	$10.53	57,092	(4,793)	52,299	0.645	33,733
		2020	$11.26	57,104	(21,679)	35,425	0.909	32,202
November 27, 2018	2022	2019	$10.53	110,954	(8,751)	102,203	0.645	65,921
		2020	$11.26	110,954	(13,182)	97,772	0.909	88,875
		2021	$11.86	110,967	(28,478)	82,489	1.161	95,770
December 3, 2019	2023	2020	$11.26	69,988	(2,391)	67,597	0.909	61,446
		2021	$11.86	69,989	(9,614)	60,375	1.161	70,096
		2022	$13.81	69,988	(9,614)	60,374	0.700	42,262
November 29, 2022	2026	2023-2025	$11.41	166,284	(80,337)	85,947	—	—

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
The table below provides information regarding MRSU awards, which were valued using Monte Carlo simulations on the grant date.

	November 29, 2022	November 30, 2021	January 27, 2021	December 2, 2020
Fair value at grant date	$15.08	$15.76	$14.26	$15.39
Units granted	166,284	230,089	4,187	234,199
Variables used in determining grant date fair value:
Dividend yield	2.20%	1.70%	1.84%	1.77%
Risk-free rate	4.20%	0.76%	0.16%	0.21%
Expected term (in years)	2.83	2.83	2.67	2.83

Stock Options. Stock options generally vest on each anniversary date of the original grant ratably over three years. Compensation expense attributed to stock options is based on the fair value of the awards on their respective grant dates, as determined using a Black-Scholes model.

The assumptions used to determine the grant date fair value are indicated below for grants issued during our 2023 fiscal year.

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
Stock option activity under the 2006 Plan is summarized below.

	Options	Weighted average exercise price per option	Weighted average remaining contractual term (years)	Aggregate intrinsic value (millions)
Outstanding at September 30, 2020	328,099	$6.11	2.3	$1.4
Granted	431,520	11.86
Exercised	(151,399)	4.09		1.7
Cancelled	(8,421)	—
Outstanding at September 30, 2021	599,799	10.67	7.8	$2.7
Granted	457,482	13.64
Exercised	(36,731)	5.67		0.2
Cancelled	(7,257)	—
Outstanding at September 30, 2022	1,013,293	12.19	7.7	$0.3
Granted	573,279	11.41
Exercised	(131,989)	9.59		0.4
Cancelled	(327,115)	—
Outstanding at September 30, 2023	1,127,468	$12.10	7.8	$1.0

Exercisable at September 30, 2023	412,095	$11.97	6.5	$0.4

Stock option exercise prices are equal to the closing price of our common stock on the relevant grant date.
The ranges of exercise prices for stock options outstanding at September 30, 2023 are summarized below.

Exercise price			Options	Weighted average exercise price	Weighted average remaining contractual term (years)	Exercisable options	Weighted average exercise price
$5.00	-	$9.99	61,341	$9.31	0.9	61,341	$9.31
$10.00	-	$14.99	1,066,127	$12.26	8.2	348,050	$12.43
			1,127,468	$12.10	7.8	409,391	$11.97

Employee Stock Purchase Plan. The Mueller Water Products, Inc. 2006 Employee Stock Purchase Plan (“ESPP”) authorizes the sale of up to 5,800,000 shares of our common stock to employees. Generally, all full-time, active employees are eligible to participate in the ESPP, subject to certain restrictions. Employee purchases are funded through payroll deductions, and any excess payroll withholdings are returned to the employee. The price for shares purchased under the ESPP is 85% of the lower of the closing price on the first day or the last day of the offering period. At September 30, 2023, 1,921,631 shares were available for issuance under the ESPP.
Phantom Plan. Under the Mueller Water Products, Inc. Phantom Plan adopted in 2012 (“Phantom Plan”), we have awarded “phantom units” to certain non-officer employees. A phantom unit settles in cash equal to the price of one share of our common stock on the vesting date. Phantom units generally vest ratably over three years on each anniversary date of the original grant. We recognize compensation expense for phantom units on a straight-line basis for each tranche of each award based on the closing price of our common stock at each balance sheet date. The outstanding phantom units had a fair value of $12.68 per unit at September 30, 2023 and our accrued liability for such units was $3.1 million.
Phantom Plan activity is summarized below.

	Phantom Plan units	Weighted average grant date fair value per unit	Weighted average remaining contractual term (years)	Aggregate intrinsic value (millions)
Outstanding at September 30, 2020	314,475	$11.16	0.9
Granted	185,808	11.91
Vested	(131,182)			$1.6
Cancelled	(24,257)	11.30
Outstanding at September 30, 2021	344,844	11.51	0.9
Granted	203,834	13.60
Vested	(162,969)			$1.6
Cancelled	(46,578)	12.39
Outstanding at September 30, 2022	339,131	12.74	1.1
Granted	294,063	11.53
Vested	(156,012)			$1.9
Cancelled	(120,515)	12.22
Outstanding at September 30, 2023	356,667	$12.09	1.0

Note 11.    Supplemental Balance Sheet Information
Selected supplemental asset information is presented below.

	September 30,
	2023	2022
	(in millions)
Inventories, net:
Purchased components and raw materials	$176.9	$181.8
Work in process	60.0	56.8
Finished goods	61.0	40.1
Total inventories, net	$297.9	$278.7

Other current assets:
Prepaid expenses	$17.8	$14.6
Non-trade receivables	1.7	1.6
Income taxes	0.8	0.8
Maintenance and repair supplies and tooling	4.1	2.8
Workers’ compensation reimbursement receivable	2.2	2.3
Other current assets	4.9	4.7
Total other current assets	$31.5	$26.8

Property, plant and equipment, net:
Land	$6.4	$5.7
Buildings	117.2	87.6
Machinery and equipment	525.8	456.0
Construction in progress	36.9	104.7
Total property, plant and equipment	$686.3	$654.0
Accumulated depreciation	(374.6)	(352.4)
Total property, plant and equipment, net	$311.7	$301.6

Other noncurrent assets:
Operating lease right-of-use assets	$23.6	$26.0
Maintenance and repair supplies and tooling	21.1	20.4
Workers’ compensation reimbursement receivable	2.4	3.6
Note receivable	1.8	1.7
Pension asset	6.6	0.6
Deferred financing fees	0.7	1.0
Other noncurrent assets	2.6	3.4
Total noncurrent assets	$58.8	$56.7

Selected supplemental liability information is presented below.

	September 30,
	2023	2022
	(in millions)
Other current liabilities:
Compensation and benefits	$33.8	$40.2
Customer rebates	14.6	16.2
Interest payable	5.3	5.3
Warranty accrual	8.6	6.5
Deferred revenues	9.2	8.1
Returned goods accrual	6.7	4.2
Operating lease liabilities	4.9	4.4
Taxes other than income taxes	2.0	4.4
Restructuring liabilities	6.6	3.3
Income taxes payable	8.5	7.5
Workers’ compensation accrual	4.0	4.6
CARES Act payroll tax liabilities	—	4.4
Other current liabilities	11.0	8.3
Total current liabilities	$115.2	$117.4

Other noncurrent liabilities:
Operating lease liabilities	$19.8	$22.4
Warranty accrual	7.1	4.2
Transition tax liability	3.1	4.1
Uncertain tax position liability	5.0	4.7
Workers' compensation accrual	5.9	6.5
NMTC liability	3.9	3.9
Asset retirement obligation	4.2	4.2
Deferred development grant	2.5	2.5
Other noncurrent liabilities	2.7	2.9
Total noncurrent liabilities	$54.2	$55.4
CARES Act
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law. The CARES Act was a relief package intended to assist in many aspects of the American economy through direct secured loans and deferrals of the employer portion of social security taxes through the end of calendar year 2020, with 50% of the deferral due December 31, 2021 and the remainder due December 31, 2022. We elected to defer these obligations and the second portion of the deferral of approximately $4.4 million was outstanding as shown above. No amounts related to the CARES act deferral were outstanding as of September 30, 2023.

Note 12.    Supplemental Statement of Operations Information
In the year ended September 30, 2023, we incurred $10.2 million of Strategic reorganization and other charges primarily related to the leadership transition and other restructuring charges related to severance in addition to certain transaction-related expenses.

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
Activity in accrued restructuring, reported as part of other current liabilities, is presented below.

	2023	2022	2021
	(in millions)
Beginning balance	$3.3	$3.1	$2.8
Expenses incurred	10.2	7.2	5.4
Amounts paid	(6.9)	(7.0)	(5.1)
Ending balance	$6.6	$3.3	$3.1
Selected supplemental statement of operations information is presented below.

	2023	2022	2021
	(in millions)
Included in selling, general and administrative expenses:
Research and development	$25.9	$24.5	$17.1
Advertising	$4.7	$5.5	$3.2
Interest expense, net:
5.5% Senior Notes	$—	$—	$17.6
4.0% Senior Notes	18.0	18.0	6.2
Deferred financing costs amortization	1.0	1.0	1.1
ABL Agreement	0.9	0.9	0.9
Capitalized interest	(1.6)	(2.6)	(2.3)
Other interest expense	0.1	0.3	0.3
Total interest expense	18.4	17.6	23.8
Interest income	(3.7)	(0.7)	(0.4)
Net interest expense	$14.7	$16.9	$23.4

Note 13.    Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) is as follows:

	Foreign currency translation, net of income tax	Pension liability, net of income tax	Total
	(in millions)
Balance at September 30, 2022	$(8.3)	$(36.3)	$(44.6)
Current period other comprehensive income (loss)	(11.9)	7.8	(4.1)
Balance at September 30, 2023	$(20.2)	$(28.5)	$(48.7)

For the year end September 30, 2023, pension liability included in the consolidated statements of comprehensive income was $10.4 million, net of income tax of $2.6 million. For the year ended September 30, 2023, foreign currency translation included in the consolidated statements of comprehensive income was $11.9 million, net of no income tax.

Note 14.    Segment Information
We adopted our current management structure effective October 1, 2021 which resulted in a change to our reportable segments. Prior period information was recast to conform to the current presentation. The recasting has no effect on our previously reported consolidated balance sheets, consolidated statements of operations, or consolidated statements of cash flows. Our business units and reportable segments are Water Flow Solutions and Water Management Solutions. Water Flow Solutions’ portfolio includes iron gate valves, specialty valves and service brass products. Water Management Solutions’ portfolio includes fire hydrants, repair and installation, natural gas, metering, leak detection, and pressure management and control products and solutions.
Segment results are not reflective of their results on a stand-alone basis. Intersegment sales and transfers are made at selling prices generally intended to cover costs. The determination of segment results excludes certain expenses designated as Corporate because they are not directly attributable to segment operations. Interest expense, loss on early extinguishment of debt and income taxes are not allocated to the segments. Corporate expenses include those costs incurred by our corporate function, such as accounting, treasury, risk management, human resources, legal, tax and other administrative functions. Corporate assets principally consist of our cash, operating lease assets, and certain real property previously owned by U.S. Pipe and Anvil. Business segment assets primarily consist of inventories, property, plant and equipment, and intangible assets.
The Company has two significant customers that comprise greater than 10% of gross sales. One customer comprised 18%, 21%, and 18% of consolidated revenues for the fiscal years ended September 30, 2023, 2022, and 2021, respectively. The Company has outstanding Accounts receivable from this customer of $46.4 million and $52.1 million as of September 30, 2023 and 2022, respectively. Another customer comprised 18%, 20%, and 19% of consolidated revenues for the fiscal years ended September 30, 2023, 2022, and 2021, respectively. The Company has outstanding Accounts receivable from this customer of $37.7 million and $38.6 million as of September 30, 2023 and 2022, respectively. The Company reports revenue for these customers in both reportable segments, Water Flow Solutions and Water Management Solutions.

Geographical area information is presented below.

	United States	Israel	Other	Total
	(in millions)
Property, plant and equipment, net:
September 30, 2023	$295.6	$11.9	$4.2	$311.7
September 30, 2022	$284.9	$12.6	$4.1	$301.6

	Year ended September 30,
	2023	2022	2021
	(in millions)
Water Flow Solutions disaggregated net revenue:
Central	$176.0	$190.9	$155.1
Northeast	130.6	125.3	110.4
Southeast	118.4	154.3	125.7
West	160.9	182.8	172.4
United States	$585.9	$653.3	$563.6
Canada	36.2	55.0	45.7
Other international locations	12.3	5.8	8.5
	$634.4	$714.1	$617.8
Water Management Solutions disaggregated net revenue:
Central	$169.2	$142.9	$125.6
Northeast	151.2	115.1	100.2
Southeast	137.4	109.4	106.5
West	119.0	102.9	99.1
United States	$576.8	$470.3	$431.4
Canada	38.3	39.2	38.1
Other international locations	26.2	23.8	23.7
	$641.3	$533.3	$493.2

Summarized financial information for our segments is presented below.

	Water Flow Solutions	Water Management Solutions	Corporate	Total
	(in millions)
Net revenue:
2023	$634.4	$641.3	$—	$1,275.7
2022	714.1	533.3	—	1,247.4
2021	$617.8	$493.2	$—	$1,111.0
Operating income (loss):
2023	$79.6	$106.0	$(58.2)	$127.4
2022	118.3	48.7	(55.4)	111.6
2021	$120.9	$70.3	$(59.5)	$131.7
Depreciation and amortization:
2023	$32.8	$29.5	$0.2	$62.5
2022	30.0	30.3	0.2	60.5
2021	$30.5	$28.9	$0.2	$59.6
Strategic reorganization and other charges:
2023	$—	$1.7	$8.5	$10.2
2022	0.2	0.4	6.6	7.2
2021	$0.1	$(0.4)	$8.3	$8.0
Capital expenditures:
2023	$33.4	$14.2	$—	$47.6
2022	43.4	11.3	—	54.7
2021	$51.0	$11.6	$0.1	$62.7
Intangible assets, net and goodwill
September 30, 2023	$283.8	$143.9	$—	$427.7
September 30, 2022	$302.6	$157.2	$—	$459.8
Inventories, net:
September 30, 2023	$173.8	$124.1	$—	$297.9
September 30, 2022	$160.5	$118.2	$—	$278.7

Note 15.    Commitments and Contingencies
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

The purchaser of U.S. Pipe has been identified as a “potentially responsible party” (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act in connection with a former manufacturing facility operated by U.S. Pipe that was in the vicinity of a proposed Superfund site located in North Birmingham, Alabama. Under the terms of the acquisition agreement relating to our sale of U.S. Pipe, we agreed to indemnify the purchaser for certain environmental liabilities, including those arising out of the former manufacturing site in North Birmingham. Accordingly, the purchaser tendered the matter to us for indemnification, which we accepted. Ultimate liability for the site will depend on many factors that have not yet been determined, including the determination of the Environmental Protection Agency’s remediation costs, the number and financial viability of the other PRPs (there are four other PRPs currently) and the determination of the final allocation of the costs among the PRPs. Since the amounts of such costs cannot be reasonably estimated at this time, no amounts have been accrued for this matter at September 30, 2023.

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

Other Matters. We monitor and analyze our warranty experience and costs periodically and may revise our accruals as necessary. Factors considered in our analyses include warranty terms, specific claim situations, general incurred and projected failure rates, the nature of product failures, product and labor costs, and general business conditions.

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

Note 16.    Subsequent Events
Israel-Hamas War
In October 2023, the Israel-Hamas war caused a temporary shutdown of our facility in Ariel, Israel. While we have reopened the facility, continued disruptions and escalations of conflicts in the area increase the likelihood of supply interruptions and may hinder our ability to acquire the necessary materials we need to make our products. Supply disruptions from lack of access to materials has impacted, and continues to impact, our ability to produce and deliver our products on time and at favorable pricing.
Dividend Declaration
On October 24, 2023, our Board of Directors declared a dividend of $0.064 per share on our common stock, payable on or about November 20, 2023 to stockholders of record at the close of business on November 9, 2023.

Cybersecurity Incident
On October 28, 2023, we announced a cybersecurity incident impacting certain internal operational and information technology systems. Our incident response team has implemented response and containment protocols to respond to and address this issue. We are working with leading third-party cybersecurity specialists to support our investigations, recovery and remediation efforts. The incident resulted in additional expenditures during the first quarter of fiscal 2024 and caused delays in parts of our business operations that is expected to adversely impact the Company’s financial results.