Form 10-Q
period 2023-12-31
Mueller Water Products, Inc.
filed 2024-02-09
CIK 1350593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2023
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Large accelerated filer     ☒      Accelerated filer     ☐
Non-accelerated filer    ☐    Smaller reporting company ☐     Emerging growth company    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
There were 156,177,315 shares of common stock of the registrant outstanding at February 5, 2024.

PART I
Item 1.     FINANCIAL STATEMENTS
MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31,	September 30,
	2023	2023
	(in millions, except share amounts)
Assets:
Cash and cash equivalents	$216.7	$160.3
Receivables, net of allowance for credit losses of $7.5 million and $7.3 million	167.9	217.1
Inventories, net	311.3	297.9
Other current assets	33.5	31.5
Total current assets	729.4	706.8
Property, plant and equipment, net	308.4	311.7
Intangible assets, net	329.3	334.0
Goodwill, net	98.3	93.7
Other noncurrent assets	63.4	58.8
Total assets	$1,528.8	$1,505.0

Liabilities and stockholders’ equity:
Current portion of long-term debt	$0.6	$0.7
Accounts payable	108.9	102.9
Other current liabilities	112.1	115.2
Total current liabilities	221.6	218.8
Long-term debt	446.8	446.7
Deferred income taxes	71.1	73.8
Other noncurrent liabilities	58.1	54.2
Total liabilities	797.6	793.5

Commitments and contingencies (Note 10.)

Preferred stock: par value $0.01 per share; 60,000,000 shares authorized; none outstanding at December 31, 2023, and September 30, 2023	—	—
Common stock: par value $0.01 per share; 600,000,000 shares authorized; 156,112,060 and 155,871,932 shares outstanding at December 31, 2023, and September 30, 2023, respectively	1.6	1.6
Additional paid-in capital	1,231.9	1,240.4
Accumulated deficit	(467.5)	(481.8)
Accumulated other comprehensive loss	(34.8)	(48.7)
Total stockholders' equity	731.2	711.5
Total liabilities and stockholders' equity	$1,528.8	$1,505.0

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended
	December 31,
	2023	2022

	(in millions, except per share amounts)
Net sales	$256.4	$314.8
Cost of sales	170.1	221.6
Gross profit	86.3	93.2
Operating expenses:
Selling, general and administrative	56.9	62.9
Strategic reorganization and other charges (benefits)	6.6	(3.7)
Total operating expenses	63.5	59.2
Operating income	22.8	34.0
Other expenses:
Pension expense other than service	1.0	0.9
Interest expense, net	3.3	3.7
Other expense	1.6	—
Total other expenses, net	5.9	4.6
Income before income taxes	16.9	29.4
Income tax expense	2.6	6.9
Net income	$14.3	$22.5

Net income per share:
Basic	$0.09	$0.14
Diluted	$0.09	$0.14

Weighted average shares outstanding:
Basic	156.0	156.4
Diluted	156.7	157.0

Dividends declared per share	$0.064	$0.061

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three months ended
	December 31,
	2023	2022

	(in millions)
Net income	$14.3	$22.5
Other comprehensive income, net of income tax:
Pension actuarial amortization	0.6	0.6
Foreign currency translation	13.3	4.0
Total other comprehensive income, net of income tax	13.9	4.6
Comprehensive income	$28.2	$27.1

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Total
	(in millions)
Balance at September 30, 2023	$1.6	$1,240.4	$(481.8)	$(48.7)	$711.5
Net income	—	—	14.3	—	14.3
Dividends declared	—	(10.0)	—	—	(10.0)
Stock-based compensation	—	2.6	—	—	2.6
Shares retained for employee taxes	—	(1.5)	—	—	(1.5)
Common stock issued	—	0.4	—	—	0.4
Other comprehensive income, net of tax	—	—	—	13.9	13.9
Balance at December 31, 2023	$1.6	$1,231.9	$(467.5)	$(34.8)	$731.2

	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Total
	(in millions)
Balance at September 30, 2022	$1.6	$1,279.6	$(567.3)	$(44.6)	$669.3
Net income	—	—	22.5	—	22.5
Dividends declared	—	(9.5)	—	—	(9.5)
Stock-based compensation	—	1.8	—	—	1.8
Shares retained for employee taxes	—	(1.5)	—	—	(1.5)
Common stock issued	—	0.6	—	—	0.6
Other comprehensive income, net of tax	—	—	—	4.6	4.6
Balance at December 31, 2022	$1.6	$1,271.0	$(544.8)	$(40.0)	$687.8
The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended
	December 31,
	2023	2022
	(in millions)
Operating activities:
Net income	$14.3	$22.5
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	9.5	7.8
Amortization	6.9	7.0
Gain on sale of assets	(0.1)	(4.0)
Stock-based compensation	2.6	1.8
Pension cost	1.2	1.1
Deferred income taxes	(3.4)	(0.9)
Inventory reserve provision	2.1	1.2
Other, net	0.3	0.5
Changes in assets and liabilities:
Receivables, net	49.7	26.4
Inventories	(14.6)	(36.1)
Other assets	(6.1)	(3.6)
Accounts payable	5.7	(19.6)
Other current liabilities	(3.6)	(8.4)
Other noncurrent liabilities	3.4	(2.2)
Net cash provided by (used in) operating activities	67.9	(6.5)
Investing activities:
Capital expenditures	(5.7)	(9.9)
Proceeds from sale of assets	0.1	5.1
Net cash used in investing activities	(5.6)	(4.8)
Financing activities:
Dividends paid	(10.0)	(9.5)
Employee taxes related to stock-based compensation	(1.5)	(1.5)
Common stock issued	0.4	0.6
Payments for finance lease obligations	(0.2)	(0.1)
Net cash used in financing activities	(11.3)	(10.5)
Effect of currency exchange rate changes on cash	5.4	0.9
Net change in cash and cash equivalents	56.4	(20.9)
Cash and cash equivalents at beginning of period	160.3	146.5
Cash and cash equivalents at end of period	$216.7	$125.6
The accompanying notes are an integral part of the condensed consolidated financial statements.

	Three months ended
	December 31,
	2023	2022

	(in millions)
Supplemental cash flow information:
Cash paid for interest, net	$7.6	$8.6
Cash paid for income taxes, net	$0.8	$0.2
The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE THREE MONTHS ENDED DECEMBER 31, 2023
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
Our condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which require us to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses as well as in the disclosure of contingent assets and liabilities for the reporting periods. Actual results could differ from those estimates. All significant intercompany balances and transactions have been eliminated. These condensed consolidated financial statements do not include all information required by GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2023. In our opinion, all normal and recurring adjustments that we consider necessary for a fair financial statement presentation have been made. The condensed consolidated balance sheet at September 30, 2023 was derived from our audited financial statements.
Our business is seasonal as a result of the impact of cold weather conditions. Net sales and operating income historically have been lowest in the three-month periods ending December 31 and March 31 when the northern United States and most of Canada generally face weather conditions that restrict significant construction activity. Therefore, the results of operations for the three months ending December 31, 2023 are not necessarily indicative of operating results that may be achieved for any other interim period or the full year.

Unless the context indicates otherwise, whenever we refer to a particular year, we mean our fiscal year ended or ending September 30 in that particular calendar year.
Accounting Pronouncements Not Yet Adopted
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). ASU 2023-07 requires public business entities that disclose information on their reportable segments to provide additional information on their significant expense categories and “other segment items,” which represent the difference between segment revenue less significant segment expense and a segment’s measure of profit or loss. A description of “other segment items” is also required. Further, certain segment related disclosures that were limited to annual disclosure are now required for interim periods. Finally, public business entities are required to disclose the title and position of their Chief Operating Decision Maker (“CODM”) and explain how the CODM uses the reported measures of profit or loss to assess segment performance. This guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Upon adoption, ASU 2023-07 should be applied retrospectively to all prior periods. We do not expect ASU 2023-07 to have a material impact on our financial statements and related disclosures.
In December 2023, the FASB issued ASU No 2023-09 “Income Taxes (Topic 740): Improvements to Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 requires public business entities to disclose a tabular rate reconciliation utilizing percentages and reporting currency amounts in specific categories with certain reconciling items at or above the specified 5% threshold to improve the transparency and comparability of disclosures. Additionally, entities are required to disclose the year to date amount of income taxes paid, net of refunds received, disaggregated by federal (national), state, and foreign jurisdictions. Disclosure of all individual jurisdictions where income taxes paid, net of refunds received, is 5% or more of the total is also required. This guidance is effective for fiscal years beginning after December 15, 2024 with early adoption permitted. Upon adoption, ASU 2023-09 should be applied on a prospective basis while retrospective application is permitted. We do not expect ASU 2023-09 to have a material impact on our financial statements and our related disclosures.

Strategic Reorganization and Other Charges

During the three months ended December 31, 2023, we recorded approximately $6.6 million in Strategic reorganization and other charges, primarily consisting of $1.5 million of expenses related to the cybersecurity incidents, expenses associated with our previously announced leadership transition as well as other transaction-related expenses. During the three months ended December 31, 2022, we recorded a $4.0 million gain, before tax, on the sale of the Aurora, Illinois facility which was partially offset by transaction-related costs. Activity in accrued strategic reorganization and other charges, reported as part of Other current liabilities, is presented below:

	Three months ended
	December 31,
	2023	2022
	(in millions)
Beginning balance	$6.6	$3.3
Amounts accrued	6.6	(3.7)
Amounts (paid) received, net	(5.4)	1.1
Ending balance	$7.8	$0.7
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

Direct costs associated with Wells Fargo’s capital contribution were netted against the recorded proceeds, resulting in a net cash contribution of $3.9 million. Other direct costs associated with the transaction were capitalized and are being recognized as interest expense over the seven-year tax credit period. Incremental costs to maintain the structure during the compliance period were expensed as incurred and were immaterial to the financial statements.

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

The table below represents the balances of our customer receivables and deferred revenue:

	December 31,	September 30,
	2023	2023

	(in millions)
Billed receivables	$167.5	$218.1
Unbilled receivables	7.9	6.3
Gross customer receivables	175.4	224.4
Allowance for credit losses	(7.5)	(7.3)
Receivables, net	$167.9	$217.1

Deferred revenue	$8.4	$9.2

Performance Obligations
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. Our performance obligations are satisfied at a point in time for sales of equipment and products or over time for our software hosting and leak detection monitoring services. Performance obligations are supported by customer contracts, which provide frameworks for the nature of the distinct products or services. The transaction price is adjusted for our estimate of variable consideration which may include discounts and rebates. To estimate variable consideration, we apply the expected value or the most likely amount method, based on whichever method most appropriately predicts the amount of consideration we expect to receive. The method applied is typically based on historical experience and known trends. We constrain the amounts of variable consideration that are included in the transaction price, to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur or when uncertainties around the variable consideration are resolved.

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

We offer warranties to our customers in the form of assurance-type warranties, which provide assurance that the products provided will function as intended and comply with any agreed-upon specifications. These warranties cannot be purchased separately from our products. On limited products, we offer extended warranties which may be purchased separately.

Costs to Obtain or Fulfill a Contract
Shipping and handling costs associated with freight activities after the customer has obtained control of a product are accounted for as fulfillment costs and are expensed to Cost of sales within our condensed consolidated statement of operations at the time the related revenue is recognized.

We incur certain incremental costs to obtain a contract, which primarily relate to incremental sales commissions. Our sales commissions are paid based on a combination of orders and shipments, and we reserve the right to claw back any commissions in case of product returns, cancellations or lost collections. As the expected benefit associated with these incremental costs is generally one year or less based on the nature of the product sold and benefits received, we have applied the practical expedient to expense them as incurred and therefore do not capitalize the related costs.
Note 3. Income Taxes

The reconciliation between the U.S. federal statutory income tax rate and the effective income tax rate is presented below:

	Three months ended
	December 31,
	2023	2022
U.S. federal statutory income tax rate	21.0%	21.0%
Adjustments to reconcile to the effective tax rate:
State income taxes, net of federal benefit	3.0	3.4
Excess tax deficit related to stock-based compensation	0.8	0.7
Tax credits	(2.7)	(1.6)
Global Intangible Low-Taxed Income	1.3	0.8
Foreign income tax rate differential	(1.8)	(1.6)
Nondeductible compensation	1.4	0.5
Uncertain tax positions	(8.8)	—
Valuation allowances	0.4	(0.2)
Other	0.8	0.5
Effective income tax rate	15.4%	23.5%

At December 31, 2023 and September 30, 2023, the gross liabilities for unrecognized income tax benefits were $3.7 million and $5.0 million, respectively, and are included in Other noncurrent liabilities.

During the three months ended December 31, 2023, we recorded $1.6 million in income tax benefits due to the release of an uncertain tax position that expired on December 31, 2023.

Note 4. Borrowing Arrangements

The components of our long-term debt are as follows:

	December 31,	September 30,
	2023	2023

	(in millions)
4.0% Senior Notes	$450.0	$450.0
Finance leases	1.1	1.3
Total debt	451.1	451.3
Less: deferred financing costs	3.7	3.9
Less: current portion of long-term debt	0.6	0.7
Long-term debt	$446.8	$446.7

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

In December 2023, we obtained a waiver under our ABL (“ABL Waiver”) to provide for additional time associated with certain technical reporting requirements that were delayed as a result of the cybersecurity incident announced on October 28, 2023. Under the ABL Waiver, the maximum aggregate amount of borrowings and other credit extensions under the ABL was limited to $50.0 million at any time outstanding until all of the required reports were delivered. During our first fiscal quarter of 2024, we delivered the required reports and on February 6, 2024, the ABL Waiver was terminated. Accordingly, we are no longer subject to any additional restrictions or borrowing limitations under the ABL including the $50.0 million temporary limit on credit extensions.

Borrowings under the ABL bear interest at a floating rate equal to the Secured Overnight Financing Rate (“SOFR”) plus an adjustment of 10 basis points plus an applicable margin range of 200 to 225 basis points, or a base rate, as defined in the ABL, plus an applicable margin range of 100 to 125 basis points. At December 31, 2023 the applicable margin for SOFR-based loans was 200 basis points and for base rate loans was 100 basis points.

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

The ABL includes a commitment fee for any unused borrowing capacity of 37.5 basis points per annum. Borrowings are not subject to any financial maintenance covenants unless excess availability is less than the greater of $17.5 million and 10% of the Loan Cap as defined in the ABL. Excess availability based on December 31, 2023 data was $162.4 million, as reduced by $12.4 million of outstanding letters of credit and $0.2 million of accrued fees and expenses. However, during the waiver period, credit extensions were temporarily limited to $50.0 million as set forth in the waiver.

4.0% Senior Unsecured Notes. On May 28, 2021, we privately issued $450.0 million of 4.0% Senior Unsecured Notes (“4.0% Senior Notes”), which mature on June 15, 2029 and bear interest at 4.0%, paid semi-annually in June and December. We capitalized $5.5 million of financing costs which are being amortized over the term of the 4.0% Senior Notes using the effective interest method. Substantially all of our United States subsidiaries guarantee the 4.0% Senior Notes, which are subordinate to borrowings under our ABL. Based on quoted market prices, which is a Level 1 measurement, the outstanding 4.0% Senior Notes had a fair value of $413.0 million at December 31, 2023.

An indenture governing the 4.0% Senior Notes (“Indenture”) contains customary covenants and events of default, including covenants that limit our ability to incur certain debt and liens. There are no financial maintenance covenants associated with the Indenture. We believe we were in compliance with these covenants at December 31, 2023.

We may redeem some or all of the 4.0% Senior Notes at any time prior to June 15, 2024 at certain “make-whole” redemption prices and on or after June 15, 2024 at specified redemption prices. Additionally, we may redeem up to 40% of the aggregate principal amount of the 4.0% Senior Notes at any time prior to June 15, 2024 with the net proceeds of specified equity offerings at specified redemption prices as set forth in the Indenture. Upon a change of control, as defined in the Indenture, we would be required to offer to purchase the 4.0% Senior Notes at a price equal to 101% of the outstanding principal amount.
Note 5. Retirement Plan

We have a defined benefit plan (“Pension Plan”) that we fund in accordance with its requirements in amounts sufficient to satisfy the minimum funding requirements of applicable laws. The Pension Plan provides benefits based on years of service and compensation or at stated amounts for each year of service with an annual measurement date of September 30.

The components of net periodic cost for our Pension Plan are presented below:

	Three months ended
	December 31,
	2023	2022
	(in millions)
Service cost	$0.2	$0.2
Pension expense other than service:
Interest cost	3.5	3.5
Expected return on plan assets	(3.3)	(3.5)
Amortization of actuarial net loss	0.8	0.9
Pension expense other than service	1.0	0.9
Net periodic cost	$1.2	$1.1

The amortization of actuarial losses, net of income tax, is recorded as a component of Other comprehensive income. For the three months ended December 31, 2023 and 2022, the amortization of actuarial net loss is shown net of income tax of $0.2 million and $0.3 million, respectively, in the condensed consolidated statements of comprehensive income.

Note 6. Stock-based Compensation Plans

We grant various forms of stock-based compensation, including market-based restricted stock units (“MRSUs”), restricted stock units, stock options and performance-based restricted stock units (“PRSUs”) under our Amended and Restated 2006 Mueller Water Products, Inc. Stock Incentive Plan (the “2006 Stock Plan”), Phantom Plan instruments under our Mueller Water Products, Inc. 2012 Phantom Plan, and Employee stock purchase plan instruments under our 2006 Employee Stock Purchase Plan. Grants issued during the three months ended December 31, 2023 are as follows:

	Number granted	Weighted average grant date fair value per instrument	Total grant date fair value (in millions)
Quarter ended December 31, 2023
MRSUs	136,983	$18.11	$2.5
PRSUs	136,983	13.22	1.8
Restricted stock units	161,943	13.27	2.1
Phantom Plan instruments	230,523	13.22	3.0
Non-qualified stock options	457,356	3.96	1.8
Employee stock purchase plan instruments	31,139	$3.48	0.1
Total - Quarter ended December 31, 2023			$11.3

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

November 28, 2023
Variables used in determining grant date fair value:
Dividend yield	2.00%
Risk-free rate	4.50%
Expected term (in years)	2.84

The expected dividend yield is based on our estimated annual dividend and our stock price history at the grant date. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield in effect at the grant date with a term equal to the expected term. The expected term represents the average period of time the units are expected to be outstanding.

At December 31, 2023, the outstanding Phantom Plan instruments had a fair value of $14.40 per instrument and our liability for Phantom Plan instruments was $2.0 million and is included within Other current and Other noncurrent liabilities.

Stock options generally vest ratably over three years on each anniversary date. Compensation expense attributed to stock options is based on the fair value of the awards on their respective grant dates, using a Black-Scholes model. The assumptions used to determine the grant date fair value are indicated below for awards granted to date during the current fiscal year.

November 28, 2023
Variables used in determining grant date fair value:
Dividend yield	1.94%
Risk-free rate	4.33%
Expected term (in years)	6.00

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

Restricted stock units generally vest ratably over the life of the award, usually three years, on each anniversary date of the original grant. Compensation expense for restricted stock units is recognized between the grant date and the vesting date (or the date on which a participant becomes Retirement-eligible, if sooner) on a straight line basis for each tranche of each award. Fair values of restricted stock units are determined using the closing price of our common stock on the respective grant date.

Employee stock purchase plan instruments are shares of our common stock purchased by employees under the Mueller Water Products Inc. 2006 Employee Stock Purchase Plan (“ESPP”). Generally, all full-time, active employees are eligible to participate in the ESPP, subject to certain restrictions. Employee purchases are funded through payroll deductions, and excess payroll withholdings are returned to the employee. The price for the shares purchased under the ESPP is 85% of the lower of the closing price on the first day or the last day of the offering period.

We issued 168,897 shares of common stock to settle PRSUs vested during the three months ended December 31, 2023.

Additionally, we issued 146,760 shares of common stock to settle restricted stock units vested during the three months ended December 31, 2023. Finally, we issued 3,582 shares of common stock to settle stock options exercised during the three months ended December 31, 2023. Common shares totaling 109,961 were surrendered to us to pay the applicable tax withholding obligations of equity award participants for the three months ended December 31, 2023.

Operating income included stock-based compensation expense of $2.6 million and $2.7 million during the three months ended December 31, 2023 and 2022, respectively. At December 31, 2023, there was approximately $16.8 million of unrecognized compensation expense related to stock-based compensation arrangements, which will be expensed through December 2026.

We excluded 712,164 and 1,274,371 stock-based compensation instruments from the calculations of diluted earnings per share in the three months ended December 31, 2023 and 2022, respectively, since their inclusion would have been antidilutive.

Note 7. Supplemental Balance Sheet Information
Selected supplemental asset information is presented below:

	December 31,	September 30,
	2023	2023

	(in millions)
Inventories:
Purchased components and raw materials	$169.0	$176.9
Work in process, net	66.5	60.0
Finished goods, net	75.8	61.0
Inventories, net	$311.3	$297.9

Other current assets:
Prepaid expenses	$18.4	$17.8
Non-trade receivables	2.4	1.7
Maintenance and repair supplies and tooling	4.4	4.1
Income taxes	0.8	0.8
Workers' compensation reimbursement receivable	1.8	2.2
Other current assets	5.7	4.9
Total other current assets	$33.5	$31.5

Property, plant and equipment:
Land	$6.5	$6.4
Buildings	118.0	117.2
Machinery and equipment	528.2	525.8
Construction in progress	40.5	36.9
Total property, plant and equipment	693.2	686.3
Accumulated depreciation	(384.8)	(374.6)
Property, plant and equipment, net	$308.4	$311.7

Other noncurrent assets:
Operating lease right-of-use assets	$29.9	$23.6
Maintenance and repair supplies and tooling	21.8	21.1
Workers' compensation reimbursement receivable	2.4	2.4
Pension asset	6.2	6.6
Note receivable	1.8	1.8
Deferred financing fees	0.6	0.7
Other noncurrent assets	0.7	2.6
Total other noncurrent assets	$63.4	$58.8

Selected supplemental liability information is presented below:

	December 31,	September 30,
	2023	2023

	(in millions)
Other current liabilities:
Compensation and benefits	$25.3	$33.8
Customer rebates	18.0	14.6
Income taxes payable	15.2	8.5
Warranty accrual	10.0	8.6
Deferred revenue	8.4	9.2
Returned goods accrual	6.3	6.7
Taxes other than income taxes	0.7	2.0
Operating lease liabilities	5.3	4.9
Workers' compensation accrual	4.3	4.0
Strategic reorganization and other charges liabilities	7.8	6.6
Interest payable	0.8	5.3
Other current liabilities	10.0	11.0
Total other current liabilities	$112.1	$115.2

Other noncurrent liabilities:
Operating lease liabilities	$25.8	$19.8
Warranty accrual	6.7	7.1
Transition tax liability	3.1	3.1
Uncertain tax position liability	3.7	5.0
NMTC liability	3.9	3.9
Workers' compensation accrual	5.6	5.9
Asset retirement obligation	4.2	4.2
Deferred development grant	2.5	2.5
Other noncurrent liabilities	2.6	2.7
Total other noncurrent liabilities	$58.1	$54.2

Goodwill
Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis on September 1 of each fiscal year or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.
The following table summarizes information concerning our goodwill, all of which is within our Water Management Solutions segment, during the three months ended December 31, 2023, in millions:

Balance at September 30, 2023:
Goodwill	$817.8
Accumulated impairment	(724.1)
Goodwill, net	93.7
Activity during the three months ended December 31, 2023:
Change in foreign currency exchange rates	4.6
Balance at December 31, 2023	$98.3

Note 8. Segment Information

We have two reportable segments, Water Flow Solutions and Water Management Solutions. Water Flow Solutions’ portfolio includes iron gate valves, specialty valves and service brass products. Water Management Solutions’ portfolio includes fire hydrants, repair and installation, natural gas, metering, leak detection, and pressure management and control products and solutions. Summarized financial information for our segments is presented below:

	Three months ended
	December 31,
	2023	2022

	(in millions)
Net revenue, excluding intercompany:
Water Flow Solutions	$141.3	$165.6
Water Management Solutions	115.1	149.2
	$256.4	$314.8
Operating income (loss):
Water Flow Solutions	$27.2	$24.2
Water Management Solutions	15.1	19.6
Corporate	(19.5)	(9.8)
	$22.8	$34.0
Depreciation and amortization:
Water Flow Solutions	$9.3	$7.7
Water Management Solutions	7.0	7.0
Corporate	0.1	0.1
	$16.4	$14.8
Strategic reorganization and other charges (benefits):
Water Flow Solutions	$0.2	$—
Water Management Solutions	—	—
Corporate	6.4	(3.7)
	$6.6	$(3.7)
Capital expenditures:
Water Flow Solutions	$3.9	$7.8
Water Management Solutions	1.8	2.1
Corporate	—	—
	$5.7	$9.9
Water Flow Solutions disaggregated revenue:
Central	$38.5	$44.0
Northeast	28.3	31.3
Southeast	37.1	33.4
West	30.6	49.2
United States	134.5	157.9
Canada	4.8	4.4
Other international locations	2.0	3.3
	$141.3	$165.6
Water Management Solutions disaggregated revenue:
Central	$29.2	$41.5
Northeast	26.8	31.2
Southeast	28.4	33.3
West	20.0	29.1
United States	104.4	135.1
Canada	5.7	7.3
Other international locations	5.0	6.8
	$115.1	$149.2

Note 9. Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) is as follows:

	Pension actuarial amortization, net of income tax	Foreign currency translation, net of income tax	Total

	(in millions)
Balance at September 30, 2023	$(28.5)	$(20.2)	$(48.7)
Current period other comprehensive income	0.6	13.3	13.9
Balance at December 31, 2023	$(27.9)	$(6.9)	$(34.8)

For the three months ended December 31, 2023, pension actuarial amortization included in the condensed consolidated statements of comprehensive income as a component of pension expense other than service was $0.8 million, net of income tax of $0.2 million. Refer to Note 5. Retirement Plans for further information. For the three months ended December 31, 2023, foreign currency translation included in the condensed consolidated statements of comprehensive income was $13.3 million, net of no income tax.

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
The purchaser of U.S. Pipe has been identified as a “potentially responsible party” (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act in connection with a former manufacturing facility operated by U.S. Pipe that was in the vicinity of a proposed Superfund site located in North Birmingham, Alabama. Under the terms of the acquisition agreement relating to our sale of U.S. Pipe, we agreed to indemnify the purchaser for certain environmental liabilities, including those arising out of the former manufacturing site in North Birmingham. Accordingly, the purchaser tendered the matter to us for indemnification, which we accepted. Ultimate liability for the site will depend on many factors that have not yet been determined, including the determination of the Environmental Protection Agency’s remediation costs, the number and financial viability of the other PRPs (there are four other PRPs currently) and the determination of the final allocation of the costs among the PRPs. Since the amounts of such costs cannot be reasonably estimated at this time, no amounts have been accrued for this matter at December 31, 2023.

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
Other Matters. We offer warranties on many of our products, including products related to our metrology business line, which carry an extended warranty in many instances. Our products are often utilized in harsh environmental conditions and are exposed to water and other exogenous factors such as flooding and other environmental conditions that are beyond our control. We periodically monitor and analyze our warranty experience and costs. Accordingly, should specific events or issues occur, additional warranty accruals may also be made relating to those issues or events. Factors considered in our analyses include warranty terms, specific claim situations, general incurred and projected failure rates, the nature of product failures, product and labor costs, and general business conditions.
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
Note 11. Subsequent Events
On January 25, 2024, our Board of Directors declared a dividend of $0.064 per share on our common stock, payable on or about February 20, 2024 to stockholders of record at the close of business on February 9, 2024.

As of February 6, 2024, we were in compliance with the required deliverables under the ABL and the waiver period terminated including the $50.0 million temporary limit on credit extensions. See Note 4.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes thereto that appear elsewhere in this report. This report contains certain statements that may be deemed “forward-looking statements” within the meaning of the federal securities laws. All statements that address activities, events or developments that the Company intends, expects, plans, projects, believes or anticipates will or may occur in the future are forward-looking statements, including, without limitation, statements regarding outlooks, projections, forecasts, expectations, commitments, trend descriptions and the ability to capitalize on trends, value creation, Board of Directors and committee composition plans, long-term strategies and the execution or acceleration thereof, operational improvements, inventory positions, the benefits of capital investments, financial or operating performance including improving sales growth and driving increased margins, capital allocation and growth strategy plans, the Company’s product portfolio positioning and the demand for the Company’s products. Forward-looking statements are based on certain assumptions and assessments made by the Company in light of the Company’s experience and perception of historical trends, current conditions and expected future developments.

Actual results and the timing of events may differ materially from those contemplated by the forward-looking statements due to a number of factors, including, without limitation, legal, reputational, audit and financial risks resulting from previously reported cybersecurity incidents and possible future cybersecurity incidents, the effectiveness of the Company’s business continuity plans related thereto, and the Company’s ability to recover under its cybersecurity insurance policies; logistical challenges and supply chain disruptions, geopolitical conditions, including the Israel-Hamas war, public health crises, or other events; inventory and in-stock positions of our distributors and end customers; an inability to realize the anticipated benefits from our operational initiatives, including our large capital investments in Chattanooga and Kimball, Tennessee, and Decatur, Illinois, plant closures, and reorganization and related strategic realignment activities; an inability to attract or retain a skilled and diverse workforce, including executive officers, increased competition related to the workforce and labor markets; an inability to protect the Company’s information systems against further service interruption, misappropriation of data or breaches of security; failure to comply with personal data protection and privacy laws; cyclical and changing demand in core markets such as municipal spending, residential construction, and natural gas distribution; government monetary or fiscal policies; the impact of adverse weather conditions; the impact of manufacturing and product performance; the impact of wage, commodity and materials price inflation; foreign exchange rate fluctuations; the impact of warranty charges and claims, and related accommodations; the strength of our brands and reputation; an inability to successfully resolve significant legal proceedings or government investigations; compliance with environmental, trade and anti-corruption laws and regulations; climate change and legal or regulatory responses thereto; changing regulatory, trade and tariff conditions; the failure to integrate and/or realize any of the anticipated benefits of acquisitions or divestitures; an inability to achieve some or all of our Environmental, Social, and Governance goals; and other factors that are described in the section entitled “RISK FACTORS” in Item 1A of the Company’s most recent Annual Report on Form 10-K and later filings on Form 10-Q, as applicable.

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
Overview
Business
We have two reportable segments: Water Flow Solutions and Water Management Solutions. Water Flow Solutions’ portfolio includes iron gate valves, specialty valves and service brass products. Water Flow Solutions represented 50% of our fiscal 2023 net sales. Water Management Solutions’ portfolio includes fire hydrants, repair and installation, natural gas, metering, leak detection, and pressure management and control products and solutions. Water Management Solutions represented 50% of our fiscal 2023 net sales.

Approximately 60% to 65% of our 2023 net sales were associated with the repair and replacement of municipal water infrastructure, approximately 25% to 30% were related to residential construction activity and approximately 5% to 10% of net sales were related to natural gas utilities and industrial applications.

In October 2023, the Israel-Hamas war caused a temporary shutdown of our facility in Ariel, Israel. While we have reopened the facility, the war increases the likelihood of supply interruptions and may hinder our ability to acquire the necessary materials we need to make our products. Supply disruptions from lack of access to materials have impacted, and continue to impact, our ability to produce and deliver our products from our facility in Ariel, Israel. Additionally, production has been impacted by labor availability.

As announced on October 28, 2023, we identified a cybersecurity incident impacting certain internal operations and information technology systems. Based on the information reviewed to date, we believe the unauthorized activity has been contained. All of our facilities are operational and have returned to normalized operations.

The cybersecurity incident consisted of unauthorized access and deployment of ransomware by a third party to a portion of our internal information infrastructure. The incident caused temporary disruptions and limitations of access to portions of our business applications supporting aspects of our operations including shipping, receiving and payment functions. Operational delays and investigation and remediation costs in connection with the incident adversely impacted our results for the first quarter of 2024. We have restored the impacted applications and systems. As reported on November 29, 2023, we identified a separate cybersecurity incident, which primarily related to a system that was at the end of its useful life and was already in the process of being replaced in the ordinary course of business.
In the first quarter of fiscal 2024, we incurred approximately $1.5 million of expenses related to the cybersecurity incidents. We continue to analyze and remediate the impacts of the cybersecurity incidents, including making enhancements to our cybersecurity processes and analyzing the data accessed, exfiltrated or otherwise impacted in connection with the cybersecurity incidents.
Although we believe that our channel and customer inventory levels normalized during the first quarter of 2024, the external operating environment remains uncertain. We expect to continue to face challenges emanating from the higher interest rate environment, the Israel-Hamas war, and labor inflation and availability. From a comparable perspective, in fiscal 2023, we benefited from fulfilling an elevated backlog for certain products, which has now become more normalized at lower levels with respect to many of our product lines as we have reduced short-cycle backlog across our portfolio, particularly with regard to iron gate valves and hydrant products. For our fiscal year 2024, we anticipate that consolidated net sales will decrease between 2 and 6 percent as compared with our fiscal year 2023. We anticipate stable demand in the municipal repair and replacement end market despite budgetary pressures on municipalities driven by the aging water infrastructure. Additionally, we anticipate that new residential construction activity will stabilize relative to the challenges in the preceding year where total housing starts decreased 12.9% in fiscal 2023 compared with the prior year according to Census data. In January 2024, Blue Chip Economic Indicators forecasted a 1.5% increase in housing starts for the calendar year 2024 as compared to the calendar year 2023. Finally, we anticipate that high interest rates will continue to impact new lot and land development, depending on the geography.

For the remainder of fiscal 2024, we anticipate that inflation will continue leading to a modest increase in manufacturing costs. We expect external challenges to persist during the balance of our fiscal year 2024. We will continue to monitor the market and economic conditions impacting our business and to take appropriate actions related thereto.

Results of Operations

Three Months Ended December 31, 2023 Compared to Three Months Ended December 31, 2022

	Three months ended December 31, 2023
	Water Flow Solutions	Water Management Solutions	Corporate	Total

	(in millions)
Net sales	$141.3	$115.1	$—	$256.4
Gross profit	$46.6	$39.7	$—	$86.3
Operating expenses:
Selling, general and administrative	19.2	24.6	13.1	56.9
Strategic reorganization and other charges	0.2	—	6.4	6.6
Total operating expenses	19.4	24.6	19.5	63.5
Operating income (loss)	$27.2	$15.1	$(19.5)	22.8
Non-operating expenses:
Pension expense other than service				1.0
Interest expense, net				3.3
Other expense				1.6
Income before income taxes				16.9
Income tax expense				2.6
Net income				$14.3

	Three months ended December 31, 2022
	Water Flow Solutions	Water Management Solutions	Corporate	Total

	(in millions)
Net sales	$165.6	$149.2	$—	$314.8
Gross profit	$46.6	$46.6	$—	$93.2
Operating expenses:
Selling, general and administrative	22.4	27.0	13.5	62.9
Strategic reorganization and other benefits	—	—	(3.7)	(3.7)
Total operating expenses	22.4	27.0	9.8	59.2
Operating income (loss)	$24.2	$19.6	$(9.8)	34.0
Non-operating expenses:
Pension benefit other than service				0.9
Interest expense, net				3.7
Income before income taxes				29.4
Income tax expense				6.9
Net income				$22.5

Consolidated Analysis
Net sales in the three months ended December 31, 2023 decreased $58.4 million or 18.6% to $256.4 million as compared with $314.8 million in the prior year period primarily as a result of a decrease in volumes in both Water Flow Solutions and Water Management Solutions, which were partially offset by higher pricing across most product lines.

Gross profit in the three months ended December 31, 2023 decreased $6.9 million or 7.4% to $86.3 million from $93.2 million in the prior year period primarily as a result of lower volumes in both Water Flow Solutions and Water Management Solutions. This decrease was partially offset by higher pricing across most of our product lines, favorable manufacturing performance within both of our segments as well as lower manufacturing and supply chain costs. As a result, Gross margin was 33.7% in the three months ended December 31, 2023 as compared with 29.6% in the prior year period.

Selling, general and administrative expenses (“SG&A”) in the three months ended December 31, 2023 decreased $6.0 million or 9.5% to $56.9 million from $62.9 million in the prior year period primarily due to a decrease in personnel expense and sales commission expense, partially offset by foreign exchange effects and higher costs associated with inflation. SG&A as a percentage of net sales was 22.2% and 20.0% for the three months ended December 31, 2023 and December 31, 2022, respectively.

Strategic reorganization and other charges in the three months ended December 31, 2023 was $6.6 million which primarily consisted of expenses associated with our previously announced leadership transition, approximately $1.5 million of expenses related to the cybersecurity incidents, and certain transaction-related expenses. Strategic reorganization and other charges for the three months ended December 31, 2022 was a benefit of $3.7 million, which primarily consisted of a $4.0 million gain, before tax, on the sale of the Aurora, Illinois facility, which was partially offset by certain transaction-related expenses.

Net interest expense in the three months ended December 31, 2023 declined $0.4 million or 10.8% to $3.3 million as compared with $3.7 million in the prior year period primarily due to higher interest income as a result of higher interest rates, partially offset by lower capitalized interest. The components of net interest expense are provided below:

	Three months ended
	December 31,
	2023	2022

	(in millions)
4.0% Senior Notes	$4.5	$4.5
Deferred financing costs amortization	0.3	0.3
ABL Agreement	0.2	0.2
Capitalized interest	(0.1)	(0.7)
Other interest expense	0.2	0.1
Total interest expense	5.1	4.4
Interest income	(1.8)	(0.7)
Interest expense, net	$3.3	$3.7
Other expense in the three months ended December 31, 2023 was $1.6 million from the release of an indemnification receivable related to an expired uncertain tax position. There was no Other expense in the three months ended December 31, 2022.

The reconciliation between the U.S. federal statutory income tax rate and the effective income tax rate is presented below:

	Three months ended
	December 31,
	2023	2022
U.S. federal statutory income tax rate	21.0%	21.0%
Adjustments to reconcile to the effective tax rate:
State income taxes, net of federal benefit	3.0	3.4
Excess tax deficit related to stock-based compensation	0.8	0.7
Tax credits	(2.7)	(1.6)
Global Intangible Low-Taxed Income	1.3	0.8
Foreign income tax rate differential	(1.8)	(1.6)
Nondeductible compensation	1.4	0.5
Uncertain tax positions	(8.8)	—
Valuation allowances	0.4	(0.2)
Other	0.8	0.5
Effective income tax rate	15.4%	23.5%

During the three months ended December 31, 2023, we recorded $1.6 million in income tax benefits due to the release of an uncertain tax position that expired on December 31, 2023.

Segment Analysis

Water Flow Solutions

Net sales in the three months ended December 31, 2023 decreased $24.3 million or 14.7% to $141.3 million as compared with $165.6 million in the prior year period primarily as a result of lower volumes for most product lines partially offset by higher pricing across most product lines.

Gross profit in the three months ended December 31, 2023 remained unchanged at $46.6 million as compared with the prior year period. Gross margin was 33.0% in the three months ended December 31, 2023 and 28.1% in the prior year period. This increase was primarily a result of higher pricing across most product lines, favorable manufacturing performance driven by overhead, material and labor efficiencies, as well as lower manufacturing and supply chain costs, which were partially offset by lower volumes across most product lines.

SG&A in the three months ended December 31, 2023 decreased $3.2 million to $19.2 million from $22.4 million in the prior year period primarily as a result of lower personnel expenses and sales commission expense partially offset by higher costs associated with inflation. SG&A as a percentage of net sales was 13.6% and 13.5% in the three months ended December 31, 2023 and 2022, respectively.

Water Management Solutions

Net sales in the three months ended December 31, 2023 decreased $34.1 million or 22.9% to $115.1 million as compared with $149.2 million in the prior year period primarily as a result of lower volumes in certain product lines partially offset by higher pricing across most product lines and an increase in volumes in gas products.

Gross profit in the three months ended December 31, 2023 was $39.7 million as compared with $46.6 million in the prior year period. Gross margin increased to 34.5% in the three months ended December 31, 2023 as compared with 31.2% in the prior year period primarily as a result of higher pricing across most products lines, favorable manufacturing performance driven by labor and overhead efficiencies, as well as lower manufacturing and supply chain costs, which were partially offset by lower volumes across most product lines.

SG&A in the three months ended December 31, 2023 decreased $2.4 million to $24.6 million from $27.0 million in the prior year period primarily due to lower personnel expenses, engineering fees, and sales commission expenses, which were partially offset by unfavorable foreign currency fluctuation and higher costs associated with inflation. SG&A as a percentage of net sales was 21.4% and 18.1% in the three months ended December 31, 2023 and 2022, respectively.

Corporate

SG&A decreased $0.4 million to $13.1 million in the three months ended December 31, 2023 as compared with $13.5 million in the three months ended December 31, 2022 primarily as a result of lower personnel expenses partially offset by unfavorable foreign currency fluctuations, and higher costs associated with inflation.

Liquidity and Capital Resources
We had cash and cash equivalents on hand of $216.7 million at December 31, 2023 and $162.4 million of additional borrowing capacity under our ABL based on December 31, 2023 data. However, during the waiver period, as described more fully below, credit extensions were temporarily limited to $50.0 million. At December 31, 2023, cash and cash equivalents included $78.5 million, $9.2 million, and $6.8 million in Israel, Canada, and China, respectively.
We declared a quarterly dividend of $0.064 per share on January 25, 2024, payable on or about February 20, 2024 to stockholders of record as of February 9, 2024, which will result in an estimated $10.0 million cash outlay.
We did not repurchase any of our outstanding common stock during the three months ended December 31, 2023 under our publicly announced program and had $90.0 million remaining under our share repurchase authorization.
The ABL and 4.0% Senior Notes contain customary representations and warranties, covenants and provisions governing an event of default.  The covenants restrict our ability to engage in certain specified activities, including but not limited to the payment of dividends and the redemption of our common stock.
Net cash provided by operating activities was $67.9 million during the three months ended December 31, 2023 as compared with net cash used in operating activities of $6.5 million in the prior year period. The increase in net operating cash flow was primarily driven by improvements in working capital compared with the prior year period. These included a smaller increase in Inventories, higher Receivables collections, and lower Accounts payable turnover partially as a result of payment delays associated with the cybersecurity incidents.
Capital expenditures were $5.7 million in the three months ended December 31, 2023 as compared with $9.9 million in the prior year period. Capital expenditures decreased primarily as a result of lower expenditures associated with the new Decatur foundry as compared with the prior year period. For fiscal year 2024, we have provided guidance that our capital expenditures are expected to be between $45.0 million and $50.0 million.
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

ABL Agreement
Our ABL is provided by a syndicate of banking institutions and consists of a revolving credit facility of $175.0 million in borrowing capacity that expires on July 29, 2025. Included in the ABL is the ability to borrow up to $25.0 million of swing line loans and up to $60.0 million of letters of credit. The ABL permits us to increase the size of the credit facility by an additional $150.0 million in certain circumstances subject to adequate borrowing base availability.

In December 2023, we obtained a waiver under our ABL (“ABL Waiver”) to provide for additional time associated with certain technical reporting requirements that were delayed as a result of the cybersecurity incident announced on October 28, 2023. Under the ABL Waiver, the maximum aggregate amount of borrowings and other credit extensions under the ABL was limited to $50.0 million at any time outstanding until all of the required reports were delivered. During our first fiscal quarter of 2024, we delivered the required reports and on February 6, 2024, the ABL Waiver was terminated. Accordingly, we are no longer subject to any additional restrictions or borrowing limitations under the ABL, including the $50.0 million temporary limit on credit extensions.

Borrowings under the ABL bear interest at a floating rate equal to the Secured Overnight Financing Rate (“SOFR”) plus an adjustment of 10 basis points plus an applicable margin ranging from 200 to 225 basis points, or a base rate, as defined in the ABL, plus an applicable margin range from 100 to 125 basis points. At December 31, 2023, the applicable margin was 200 basis points for SOFR-based loans, and 100 basis points for base rate loans.

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

The ABL includes a commitment fee for any unused borrowing capacity of 37.5 basis points per annum. Borrowings are not subject to any financial maintenance covenants unless excess availability is less than the greater of $17.5 million and 10% of the Loan Cap as defined in the ABL. Excess availability based on December 31, 2023 data was $162.4 million, as reduced by $12.4 million of outstanding letters of credit and $0.2 million of accrued fees and expenses.

4.0% Senior Unsecured Notes

On May 28, 2021, we privately issued $450.0 million of 4.0% Senior Unsecured Notes (“4.0% Senior Notes”), which mature on June 15, 2029 and bear interest at 4.0%, paid semi-annually in June and December. We capitalized $5.5 million of financing costs, which are being amortized over the term of the 4.0% Senior Notes using the effective interest method. Substantially all of our U.S. subsidiaries guarantee the 4.0% Senior Notes, which are subordinate to borrowings under our ABL. Based on quoted market prices, which is a Level 1 measurement, the outstanding 4.0% Senior Notes had a fair value of $413.0 million at December 31, 2023.

An indenture governing the 4.0% Senior Notes (“Indenture”) contains customary covenants and events of default, including covenants that limit our ability to incur certain debt and liens. We believe we were in compliance with these covenants at December 31, 2023. There are no financial maintenance covenants associated with the Indenture.

We may redeem some or all of the 4.0% Senior Notes at any time prior to June 15, 2024 at certain “make-whole” redemption prices and on or after June 15, 2024 at specified redemption prices. Additionally, we may redeem up to 40% of the aggregate principal amount of the 4.0% Senior Notes at any time prior to June 15, 2024 with the net proceeds of specified equity offerings at specified redemption prices as set forth in the Indenture. Upon a change in control, as defined in the Indenture, we would be required to offer to purchase the 4.0% Senior Notes at a price equal to 101% of the outstanding principal amount.

Our corporate credit rating and the credit rating for our debt and outlook are presented below:

	Moody’s		Standard & Poor’s
	December 31,	September 30,	December 31,	September 30,
	2023	2023	2023	2023
Corporate credit rating	Ba1	Ba1	BB	BB
ABL Agreement	Not rated	Not rated	Not rated	Not rated
4.0% Senior Notes	Ba1	Ba1	BB	BB
Outlook	Stable	Stable	Stable	Stable

These ratings are not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agencies.

Material Cash Requirements

We enter into a variety of contractual obligations as part of our normal operations in addition to capital expenditures. As of December 31, 2023, we have (i) debt obligations related to our $450.0 million 4.0% Senior Notes which mature in 2029 and include annual cash interest payments of $18.0 million in 2024 through 2029, (ii) cumulative cash obligations of $37.4 million for operating leases through 2033 and $1.1 million for finance leases through 2028, and (iii) purchase obligations for raw materials and other parts of approximately $107.4 million which we expect to incur during the next 12 months and $2.0 million beyond December 31, 2024. Additionally, we may continue to strengthen our systems, cybersecurity training, policies, programs, response plans and other similar measures as a result of the cybersecurity incidents. We expect to fund these cash requirements from cash on hand and cash generated from operations.

Off-Balance Sheet Arrangements
We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose” entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, at December 31, 2023 we did not have any undisclosed borrowings, debt, derivative contracts or synthetic leases. Therefore, we were not exposed to any financing, liquidity, market or credit risk that could have arisen had we engaged in such relationships.

We use letters of credit and surety bonds in the ordinary course of business to ensure the performance of contractual obligations. At December 31, 2023, we had $12.4 million of letters of credit and $13.7 million of surety bonds outstanding.

Seasonality

Our business is seasonal as a result of the impact of cold weather conditions. Net sales and operating income historically have been lowest in the three-month periods ending December 31 and March 31 when the northern United States and most of Canada generally face weather conditions that restrict significant construction activity.

Critical Accounting Estimates

The preparation of financial statements in accordance with GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. These estimates are based upon experience and on various other assumptions we believe to be reasonable under the circumstances. Actual results may differ from these estimates. We consider an accounting estimate to be critical if changes in the estimate that are reasonably likely to occur over time or the use of reasonably different estimates could have a material impact on our financial condition or results of operations. Our critical accounting estimates can be found in the “Critical Accounting Estimates” section in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s 2023 Annual Report on Form 10-K. There have been no changes in the Company’s determination of critical accounting estimates since September 30, 2023.

Item 4.    CONTROLS AND PROCEDURES

There have been no changes in our internal control over financial reporting which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended December 31, 2023.

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

Item 1A.     RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in PART I, “Item 1A. RISK FACTORS” in our 2023 Annual Report on Form 10-K, each of which could materially affect our business, financial condition or operating results. These described risks are not the only risks facing us. Additional risks and uncertainties not known to us or that we deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

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

We did not repurchase any shares of our common stock during the three months ended December 31, 2023 pursuant to this authorization, and we had $90.0 million remaining under our share repurchase authorization.

During the three months ended December 31, 2023, 109,961 shares were surrendered to us to pay the tax withholding obligations of participants in connection with the vesting of equity awards.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs (in millions)
October 1-31, 2023	129	$12.58	—	$90.0
November 1-30, 2023	95,288	13.24	—	90.0
December 1-31, 2023	14,544	13.69	—	$90.0
Total	109,961	$13.30	—
Item 5.     OTHER INFORMATION

(a) In December 2023, we obtained a waiver under our ABL (“ABL Waiver”) to provide for additional time associated with certain technical reporting requirements that were delayed as a result of the cybersecurity incident announced on October 28, 2023. Under the ABL Waiver, the maximum aggregate amount of borrowings and other credit extensions under the ABL was limited to $50.0 million at any time outstanding until all of the required reports were delivered. During our first fiscal quarter of 2024, we delivered the required reports and on February 6, 2024, the ABL Waiver was terminated. Accordingly, we are no longer subject to any additional restrictions or borrowing limitations under the ABL including the $50.0 million temporary limit on credit extensions.

(c) No officers or directors, as defined in Rule 16a-1(f), adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the first quarter of fiscal 2024.

Item 6.     EXHIBITS

Exhibit No.	Document
10.1
Limited Waiver Agreement to Credit Agreement, Dated December 11, 2023, Incorporated by reference to Exhibit 10.19.7 to Mueller Water Products, inc. Form 10-K (File no. 001-32892) filed on December 14, 2023.

10.2*	Notice of Early Termination of Waiver Period, dated February 6, 2024.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended December 31, 2023, formatted in XBRL (Extensible Business Reporting Language), (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Stockholders' Equity, (v) the Unaudited Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*     Filed or furnished with this quarterly report
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MUELLER WATER PRODUCTS, INC.
Date:	February 9, 2024	By:	/s/ Suzanne G. Smith
Suzanne G. Smith
Chief Accounting Officer