Form 10-Q
period 2024-03-31
Mueller Water Products, Inc.
filed 2024-05-07
CIK 1350593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Large accelerated filer     ☒      Accelerated filer     ☐
Non-accelerated filer    ☐    Smaller reporting company ☐     Emerging growth company    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
There were 155,712,887 shares of common stock of the registrant outstanding at May 3, 2024.

PART I
Item 1.     FINANCIAL STATEMENTS
MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	September 30,
	2024	2023
	(in millions, except share amounts)
Assets:
Cash and cash equivalents	$179.2	$160.3
Receivables, net of allowance for credit losses of $8.4 million and $7.3 million	229.7	217.1
Inventories, net	307.3	297.9
Other current assets	32.4	31.5
Total current assets	748.6	706.8
Property, plant and equipment, net	309.1	311.7
Intangible assets, net	322.3	334.0
Goodwill, net	97.0	93.7
Other noncurrent assets	62.4	58.8
Total assets	$1,539.4	$1,505.0

Liabilities and stockholders’ equity:
Current portion of long-term debt	$0.7	$0.7
Accounts payable	96.7	102.9
Other current liabilities	114.9	115.2
Total current liabilities	212.3	218.8
Long-term debt	448.0	446.7
Deferred income taxes	64.7	73.8
Other noncurrent liabilities	59.9	54.2
Total liabilities	784.9	793.5

Commitments and contingencies (Note 10.)

Preferred stock: par value $0.01 per share; 60,000,000 shares authorized; none outstanding at March 31, 2024, and September 30, 2023	—	—
Common stock: par value $0.01 per share; 600,000,000 shares authorized; 155,681,228 and 155,871,932 shares outstanding at March 31, 2024, and September 30, 2023, respectively	1.6	1.6
Additional paid-in capital	1,214.7	1,240.4
Accumulated deficit	(423.2)	(481.8)
Accumulated other comprehensive loss	(38.6)	(48.7)
Total stockholders' equity	754.5	711.5
Total liabilities and stockholders' equity	$1,539.4	$1,505.0

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended		Six months ended
	March 31,		March 31,
	2024	2023	2024	2023

	(in millions, except per share amounts)
Net sales	$353.4	$332.9	$609.8	$647.7
Cost of sales	223.0	235.1	393.1	456.7
Gross profit	130.4	97.8	216.7	191.0
Operating expenses:
Selling, general and administrative	63.7	64.2	120.6	127.1
Strategic reorganization and other charges (benefits)	3.2	0.7	9.8	(3.0)
Total operating expenses	66.9	64.9	130.4	124.1
Operating income	63.5	32.9	86.3	66.9
Other expenses:
Pension expense other than service	1.0	1.0	2.0	1.9
Interest expense, net	3.6	3.9	6.9	7.6
Other expense	—	—	1.6	—
Total other expenses, net	4.6	4.9	10.5	9.5
Income before income taxes	58.9	28.0	75.8	57.4
Income tax expense	14.6	6.7	17.2	13.6
Net income	$44.3	$21.3	$58.6	$43.8

Net income per share:
Basic	$0.28	$0.14	$0.38	$0.28
Diluted	$0.28	$0.14	$0.37	$0.28

Weighted average shares outstanding:
Basic	156.0	156.3	156.0	157.9
Diluted	156.7	156.9	156.6	158.5

Dividends declared per share	$0.064	$0.061	$0.128	$0.122

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three months ended		Six months ended
	March 31,		March 31,
	2024	2023	2024	2023

	(in millions)
Net income	$44.3	$21.3	$58.6	$43.8
Other comprehensive income (loss), net of income tax:
Pension actuarial amortization	0.6	0.6	1.2	1.2
Foreign currency translation	(4.4)	(2.1)	8.9	1.9
Total other comprehensive income (loss), net of income tax	(3.8)	(1.5)	10.1	3.1
Comprehensive income	$40.5	$19.8	$68.7	$46.9

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Total
	(in millions)
Balance at September 30, 2023	$1.6	$1,240.4	$(481.8)	$(48.7)	$711.5
Net income	—	—	14.3	—	14.3
Dividends declared	—	(10.0)	—	—	(10.0)
Stock-based compensation	—	2.6	—	—	2.6
Shares retained for employee taxes	—	(1.5)	—	—	(1.5)
Common stock issued	—	0.4	—	—	0.4
Other comprehensive income, net of tax	—	—	—	13.9	13.9
Balance at December 31, 2023	$1.6	$1,231.9	$(467.5)	$(34.8)	$731.2
Net income	—	—	44.3	—	44.3
Dividends declared	—	(10.0)	—	—	(10.0)
Stock-based compensation	—	1.9	—	—	1.9
Shares retained for employee taxes	—	(0.2)	—	—	(0.2)
Common stock issued	—	1.1	—	—	1.1
Stock repurchased under buyback program	—	(10.0)	—	—	(10.0)
Other comprehensive loss, net of tax	—	—	—	(3.8)	(3.8)
Balance at March 31, 2024	$1.6	$1,214.7	$(423.2)	$(38.6)	$754.5

	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Total
	(in millions)
Balance at September 30, 2022	$1.6	$1,279.6	$(567.3)	$(44.6)	$669.3
Net income	—	—	22.5	—	22.5
Dividends declared	—	(9.5)	—	—	(9.5)
Stock-based compensation	—	1.8	—	—	1.8
Shares retained for employee taxes	—	(1.5)	—	—	(1.5)
Common stock issued	—	0.6	—	—	0.6
Other comprehensive income, net of tax	—	—	—	4.6	4.6
Balance at December 31, 2022	$1.6	$1,271.0	$(544.8)	$(40.0)	$687.8
Net income	—	—	21.3	—	21.3
Dividends declared	—	(9.5)	—	—	(9.5)
Stock-based compensation	—	2.4	—	—	2.4
Common stock issued	—	0.4	—	—	0.4
Other comprehensive loss, net of tax	—	—	—	(1.5)	(1.5)
Balance at March 31, 2023	$1.6	$1,264.3	$(523.5)	$(41.5)	$700.9
The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended
	March 31,
	2024	2023
	(in millions)
Operating activities:
Net income	$58.6	$43.8
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	19.2	16.3
Amortization	13.7	14.0
Loss (gain) on sale of assets	0.4	(3.7)
Stock-based compensation	4.5	4.2
Pension cost	2.3	2.2
Deferred income taxes	(9.9)	0.1
Inventory reserve provision	5.4	1.7
Other, net	0.3	0.6
Changes in assets and liabilities:
Receivables, net	(12.4)	(0.9)
Inventories	(14.6)	(44.5)
Other assets	(3.9)	(1.9)
Accounts payable	(6.3)	(19.3)
Other current liabilities	(0.6)	(30.9)
Other noncurrent liabilities	5.5	(3.9)
Net cash provided by (used in) operating activities	62.2	(22.2)
Investing activities:
Capital expenditures	(15.8)	(20.5)
Proceeds from sale of assets	0.1	5.1
Net cash used in investing activities	(15.7)	(15.4)
Financing activities:
Dividends paid	(20.0)	(19.0)
Common stock repurchased under buyback program	(10.0)	—
Employee taxes related to stock-based compensation	(1.6)	(1.5)
Common stock issued	1.5	1.0
Debt issuance costs	(0.8)	—
Payments for finance lease obligations	(0.5)	(0.6)
Net cash used in financing activities	(31.4)	(20.1)
Effect of currency exchange rate changes on cash	3.8	0.4
Net change in cash and cash equivalents	18.9	(57.3)
Cash and cash equivalents at beginning of period	160.3	146.5
Cash and cash equivalents at end of period	$179.2	$89.2
The accompanying notes are an integral part of the condensed consolidated financial statements.

	Six months ended
	March 31,
	2024	2023

	(in millions)
Supplemental cash flow information:
Cash paid for interest, net	$6.2	$8.2
Cash paid for income taxes, net	$25.4	$21.1
The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2024
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
Our business is seasonal as a result of the impact of cold weather conditions. Net sales and operating income historically have been lowest in the three-month periods ending December 31 and March 31 when the northern United States and most of Canada generally face weather conditions that restrict significant construction activity. Therefore, the results of operations for the three and six months ended March 31, 2024 are not necessarily indicative of operating results that may be achieved for any other interim period or the full year.

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
In December 2023, the FASB issued ASU No 2023-09 “Income Taxes (Topic 740): Improvements to Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 requires public business entities to disclose a tabular rate reconciliation utilizing percentages and reporting currency amounts in specific categories with certain reconciling items at or above the specified 5% threshold to improve the transparency and comparability of disclosures. Additionally, entities are required to disclose the year-to-date amount of income taxes paid, net of refunds received, disaggregated by federal (national), state, and foreign jurisdictions. Disclosure of all individual jurisdictions where income taxes paid, net of refunds received, is 5% or more of the total is also required. This guidance is effective for fiscal years beginning after December 15, 2024 with early adoption permitted. Upon adoption, ASU 2023-09 should be applied on a prospective basis while retrospective application is permitted. We do not expect ASU 2023-09 to have a material impact on our financial statements and related disclosures.

Strategic Reorganization and Other Charges

During the six months ended March 31, 2024, we recorded approximately $9.8 million in Strategic reorganization and other charges, consisting of $1.5 million of expenses related to the cybersecurity incidents, expenses associated with our previously announced leadership transition, severance as well as certain other transaction-related expenses. During the six months ended March 31, 2023, we recorded a $4.0 million gain, before tax, on the sale of our Aurora, Illinois facility which was partially offset by certain transaction-related expenses. Activity in accrued strategic reorganization and other charges, reported as part of Other current liabilities, is presented below:

	Six months ended
	March 31,
	2024	2023
	(in millions)
Beginning balance	$6.6	$3.3
Amounts accrued	9.8	(3.0)
Amounts (paid) received, net	(9.2)	0.9
Ending balance	$7.2	$1.2
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

Advance payments and billings in excess of revenue are recognized and recorded as deferred revenue and are classified as current or noncurrent based on the timing of when we expect to recognize revenue. We include current deferred revenue and noncurrent deferred revenue within Other current liabilities and Other noncurrent liabilities, respectively, in the accompanying condensed consolidated balance sheets. Refer to Note 7. for current and noncurrent amounts. Deferred revenue represents contract liabilities and is recorded when customers remit cash payments in advance of our satisfaction of performance obligations pursuant to contractual arrangements. Contract liabilities are reversed when the performance obligation is satisfied and revenue is recognized. During the three and six months ended March 31, 2024, approximately $1.9 million and $4.2 million, respectively of deferred revenue was recognized into revenue that was previously included in deferred revenue. Also, during the three and six months ended March 31, 2024, $2.4 million and $3.9 million of additional deferred revenue was recorded.

The table below represents the balances of our customer receivables and deferred revenue. Deferred revenue primarily consists of monitoring, leak detection, software and hosting services.

	March 31,	September 30,
	2024	2023

	(in millions)
Billed receivables	$233.7	$218.1
Unbilled receivables	4.4	6.3
Gross customer receivables	238.1	224.4
Allowance for credit losses	(8.4)	(7.3)
Receivables, net	$229.7	$217.1

Deferred revenue	$8.9	$9.2

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

Note 3. Income Taxes

The reconciliation between the U.S. federal statutory income tax rate and the effective income tax rate is presented below:

	Three months ended		Six months ended
	March 31,		March 31,
	2024	2023	2024	2023
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%	21.0%
Adjustments to reconcile to the effective tax rate:
State income taxes, net of federal benefit	3.4	3.4	3.4	3.4
Excess tax deficit related to stock-based compensation	—	—	0.1	0.3
Tax credits	(2.1)	(1.5)	(2.1)	(1.5)
Global Intangible Low-Taxed Income	0.2	0.8	0.2	0.8
Foreign income tax rate differential	(0.8)	(1.6)	(0.8)	(1.6)
Nondeductible compensation	1.0	0.6	1.0	0.6
Uncertain tax positions	0.5	—	(1.6)	—
Valuation allowances	—	—	—	(0.2)
Other	1.6	1.2	1.5	0.9
Effective income tax rate	24.8%	23.9%	22.7%	23.7%

At March 31, 2024 and September 30, 2023, the gross liabilities for unrecognized income tax benefits were $4.0 million and $5.0 million, respectively, and are included in Other noncurrent liabilities.

During the six months ended March 31, 2024, we recorded $1.6 million in income tax benefits due to the release of an uncertain tax position that expired on December 31, 2023. No income tax benefits or expenses were recorded during the three months ended March 31, 2024 related to this uncertain tax position.
Note 4. Borrowing Arrangements

The components of our long-term debt are as follows:

	March 31,	September 30,
	2024	2023

	(in millions)
4.0% Senior Notes	$450.0	$450.0
Finance leases	2.3	1.3
Total debt	452.3	451.3
Less: deferred financing costs	3.6	3.9
Less: current portion of long-term debt	0.7	0.7
Long-term debt	$448.0	$446.7

ABL Agreement. Our asset-based lending agreement, as amended, (“ABL”), is provided by a syndicate of banking institutions and consists of a revolving credit facility for up to $175.0 million in borrowings that matures the earlier of (a) March 16, 2029, which is ninety-one days prior to the stated maturity date of our 4.0% Senior Notes if the Notes are still outstanding on that date or (b) March 28, 2029. The ABL includes the ability to borrow up to $25.0 million of swing line loans and up to $60.0 million of letters of credit. The ABL permits us to increase the size of the credit facility by an additional $150.0 million in certain circumstances subject to adequate borrowing base availability.

In December 2023, we obtained a waiver under our ABL (“ABL Waiver”) to provide for additional time associated with certain reporting requirements that were delayed as a result of the cybersecurity incident announced on October 28, 2023. Under the ABL Waiver, the maximum aggregate amount of borrowings and other credit extensions under the ABL was limited to $50.0 million at any time outstanding until all of the required reports were delivered. During our first fiscal quarter of 2024, we delivered the required reports, and on February 6, 2024, the ABL Waiver was terminated. Accordingly, we are no longer subject to any additional restrictions or borrowing limitations under the ABL, including the $50.0 million temporary limit on credit extensions.

On March 28, 2024, we amended our ABL to, among other things, (i) extend the maturity date from July 29, 2025 to the earlier of (a) March 28, 2029 and (b) 91 days prior to the stated maturity date of the Company’s 4.0% Senior Notes due June 15, 2029 (as may be extended from time to time in accordance with the Indenture governing the notes) if the 4.0% Senior Notes are then outstanding, (ii) decrease the grid-based interest rate margins by approximately 50 basis points to 150 basis points for Secured Overnight Financing Rate (“SOFR”) loans and 50 basis points for base rate loans when average availability is greater than 50% of the aggregate revolving commitments, and to 175 basis points for SOFR loans and 75 basis points for base rate loans, when average availability is less than or equal to 50% of the aggregate revolving credit commitments and (iii) replace the previously fixed 37.5 basis point unused commitment fee with a grid-based, quarterly unused commitment fee equal to (a) 37.5 basis points if average daily outstanding credit extensions for such quarter under the ABL (“Total Outstandings”) are less than or equal to 50% of the aggregate revolving credit commitments or (b) 25.0 basis points if Total Outstandings for such quarter are greater than or equal to 50% of the aggregate revolving credit commitments. We incurred approximately $0.8 million in debt issuance costs in connection with the ABL amendment which were capitalized and will be amortized over the term of the ABL.

Borrowings under the ABL bear interest at a floating rate equal to SOFR plus an adjustment of 10 basis points plus an applicable margin range of 150 to 175 basis points, or a base rate, as defined in the ABL, plus an applicable margin range of 50 to 75 basis points. At March 31, 2024, the applicable margin for SOFR-based loans was 150 basis points and for base rate loans was 50 basis points.

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

The ABL includes a commitment fee for any unused borrowing capacity of 37.5 basis points per annum when the unused capacity is above 50% of the credit commitments, with a step down to 25.0 basis points per annum when unused capacity is less than or equal to 50% of the credit commitments. At March 31, 2024, the commitment fee was 37.5 basis points.

Borrowings are not subject to any financial maintenance covenants unless excess availability is less than the greater of $17.5 million and 10% of the Loan Cap as defined in the ABL. Excess availability based on March 31, 2024 data was $162.6 million, as reduced by $12.2 million of outstanding letters of credit and $0.2 million of accrued fees and expenses.

4.0% Senior Unsecured Notes. On May 28, 2021, we privately issued $450.0 million of 4.0% Senior Unsecured Notes (“4.0% Senior Notes”), which mature on June 15, 2029, and bear interest at 4.0%, paid semi-annually in June and December. We capitalized $5.5 million of financing costs which are being amortized over the term of the 4.0% Senior Notes using the effective interest method. Substantially all of our United States subsidiaries guarantee the 4.0% Senior Notes, which are subordinate to borrowings under our ABL. Based on quoted market prices, which is a Level 1 measurement, the outstanding 4.0% Senior Notes had a fair value of $407.7 million at March 31, 2024.

An indenture governing the 4.0% Senior Notes (“Indenture”) contains customary covenants and events of default, including covenants that limit our ability to incur certain debt and liens. There are no financial maintenance covenants associated with the Indenture. We believe we were in compliance with these covenants at March 31, 2024.

We may redeem some or all of the 4.0% Senior Notes at any time prior to June 15, 2024 at certain “make-whole” redemption prices and on or after June 15, 2024 at specified redemption prices. Additionally, we may redeem up to 40% of the aggregate principal amount of the 4.0% Senior Notes at any time prior to June 15, 2024 with the net proceeds of specified equity offerings at specified redemption prices set forth in the Indenture. Upon a Change of Control, as defined in the Indenture, we could be required to offer to purchase the 4.0% Senior Notes at a price equal to 101% of the outstanding principal amount if there is a Ratings Decline (as defined in the Indenture).
Note 5. Retirement Plan

We have a defined benefit plan (“Pension Plan”) that we fund in accordance with its requirements in amounts sufficient to satisfy the minimum funding requirements of applicable laws. The Pension Plan provides benefits based on years of service and compensation or at stated amounts for each year of service with an annual measurement date of September 30.

The components of net periodic cost for our Pension Plan are presented below:

	Three months ended		Six months ended
	March 31,		March 31,
	2024	2023	2024	2023
	(in millions)
Service cost	$0.1	$0.2	$0.3	$0.4
Pension expense other than service:
Interest cost	3.5	3.5	7.0	7.0
Expected return on plan assets	(3.3)	(3.4)	(6.6)	(6.9)
Amortization of actuarial net loss	0.8	0.9	1.6	1.8
Pension expense other than service	1.0	1.0	2.0	1.9
Net periodic cost	$1.1	$1.2	$2.3	$2.3

The amortization of actuarial losses, net of income tax, is recorded as a component of Other comprehensive income. For the three months ended March 31, 2024 and 2023, the amortization of actuarial net loss is shown net of income tax of $0.2 million and $0.3 million, respectively, in the condensed consolidated statements of comprehensive income. For the six months ended March 31, 2024 and 2023, the amortization of actuarial loss is shown net of income tax of $0.4 million and $0.6 million respectively, in the condensed consolidated statements of comprehensive income.

Note 6. Stock-based Compensation Plans

We grant various forms of stock-based compensation, including market-based restricted stock units (“MRSUs”), restricted stock units, stock options and performance-based restricted stock units (“PRSUs”) under our Amended and Restated 2006 Mueller Water Products, Inc. Stock Incentive Plan (the “2006 Stock Plan”), Phantom Plan instruments under our Mueller Water Products, Inc. 2012 Phantom Plan, and Employee stock purchase plan instruments under our 2006 Employee Stock Purchase Plan. Grants issued during the six months ended March 31, 2024 are as follows:

	Number granted	Weighted average grant date fair value per instrument	Total grant date fair value (in millions)
Quarter ended December 31, 2023
MRSUs	136,983	$18.11	$2.5
PRSUs	136,983	13.22	1.8
Restricted stock units	161,943	13.27	2.1
Phantom Plan instruments	230,523	13.22	3.0
Non-qualified stock options	457,356	3.96	1.8
Employee stock purchase plan instruments	31,139	$3.48	0.1
Total - Quarter ended December 31, 2023			$11.3

Quarter ended March 31, 2024
Restricted stock units	81,136	$15.59	$1.3
Phantom Plan instruments	2,544	15.71	—
Employee stock purchase plan instruments	35,998	$2.62	0.1
Total - Quarter ended March 31, 2024			1.4
Total - Year-to-date ended March 31, 2024			$12.7

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

At March 31, 2024, the outstanding Phantom Plan instruments had a fair value of $16.09 per instrument and our liability for Phantom Plan instruments was $3.0 million and is included within Other current liabilities and Other noncurrent liabilities.

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

Restricted stock units generally vest ratably over the life of the award, usually three years, on each anniversary date of the original grant. Compensation expense for restricted stock units is recognized between the grant date and the vesting date (or the date on which a participant becomes retirement-eligible under the terms of the 2006 Stock Plan, if sooner) on a straight-line basis for each tranche of each award. Fair values of restricted stock units are determined using the closing price of our common stock on the respective grant date.

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

We issued 168,897 shares of common stock to settle PRSUs vested during the six months ended March 31, 2024; no shares of common stock were issued to settle PRSUs during the three months ended March 31, 2024. Additionally, we issued 112,654 and 259,414 shares of common stock to settle restricted stock units vested during the three and six months ended March 31, 2024, respectively. Finally, we issued 66,968 and 70,550 shares of common stock to settle stock options exercised during the three and six months ended March 31, 2024, respectively. Common shares totaling 9,952 and 119,913 were surrendered to us to pay the applicable tax withholding obligations of equity award participants for the three and six months ended March 31, 2024, respectively.

Operating income included stock-based compensation expense of $3.0 million and $3.4 million during the three months ended March 31, 2024 and 2023, respectively. Operating income included stock-based compensation of $6.4 million and $6.2 million during the six months ended March 31, 2024 and 2023, respectively. At March 31, 2024, there was approximately $14.2 million of unrecognized compensation expense related to stock-based compensation arrangements, which will be expensed through December 2026.

We excluded 603,417 and 998,607 stock-based compensation instruments from the calculations of diluted earnings per share in the three months ended March 31, 2024 and 2023, respectively, and 659,148 and 1,269,484 for the six months ended March 31, 2024 and 2023, respectively, since their inclusion would have been antidilutive.

Note 7. Supplemental Balance Sheet Information
Selected supplemental asset information is presented below:

	March 31,	September 30,
	2024	2023

	(in millions)
Inventories:
Purchased components and raw materials	$172.6	$176.9
Work in process, net	66.8	60.0
Finished goods, net	67.9	61.0
Inventories, net	$307.3	$297.9

Other current assets:
Prepaid expenses	$17.4	$17.8
Non-trade receivables	1.6	1.7
Maintenance and repair supplies and tooling	5.2	4.1
Income taxes	0.8	0.8
Workers' compensation reimbursement receivable	2.0	2.2
Other current assets	5.4	4.9
Total other current assets	$32.4	$31.5

Property, plant and equipment:
Land	$6.4	$6.4
Buildings	120.6	117.2
Machinery and equipment	529.0	525.8
Construction in progress	43.7	36.9
Total property, plant and equipment	699.7	686.3
Accumulated depreciation	(390.6)	(374.6)
Property, plant and equipment, net	$309.1	$311.7

Other noncurrent assets:
Operating lease right-of-use assets	$28.2	$23.6
Maintenance and repair supplies and tooling	20.7	21.1
Workers' compensation reimbursement receivable	3.3	2.4
Pension asset	5.8	6.6
Note receivable	1.8	1.8
Deferred financing fees	1.4	0.7
Other noncurrent assets	1.2	2.6
Total other noncurrent assets	$62.4	$58.8

Selected supplemental liability information is presented below:

	March 31,	September 30,
	2024	2023

	(in millions)
Other current liabilities:
Compensation and benefits	$36.6	$33.8
Customer rebates	14.3	14.6
Income taxes payable	13.2	8.5
Warranty accrual	9.3	8.6
Deferred revenue	3.9	9.2
Returned goods accrual	6.9	6.7
Taxes other than income taxes	0.5	2.0
Operating lease liabilities	5.2	4.9
Workers' compensation accrual	4.0	4.0
Strategic reorganization and other charges liabilities	7.2	6.6
Interest payable	5.3	5.3
Other current liabilities	8.5	11.0
Total other current liabilities	$114.9	$115.2

Other noncurrent liabilities:
Operating lease liabilities	$24.1	$19.8
Warranty accrual	5.7	7.1
Transition tax liability	1.6	3.1
Uncertain tax position liability	4.0	5.0
NMTC liability	3.9	3.9
Workers' compensation accrual	6.0	5.9
Asset retirement obligation	4.2	4.2
Deferred revenue	5.0	—
Deferred development grant	2.5	2.5
Other noncurrent liabilities	2.9	2.7
Total other noncurrent liabilities	$59.9	$54.2

Goodwill
Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis on September 1 of each fiscal year or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.
The following table summarizes information concerning our goodwill, all of which is within our Water Management Solutions segment, during the six months ended March 31, 2024, in millions:

Balance at September 30, 2023:
Goodwill	$817.8
Accumulated impairment	(724.1)
Goodwill, net	93.7
Activity during the six months ended March 31, 2024:
Change in foreign currency exchange rates	3.3
Balance at March 31, 2024	$97.0

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

	Three months ended		Six months ended
	March 31,		March 31,
	2024	2023	2024	2023

	(in millions)
Net revenue, excluding intercompany:
Water Flow Solutions	$205.8	$157.2	$347.1	$322.8
Water Management Solutions	147.6	175.7	262.7	324.9
	$353.4	$332.9	$609.8	$647.7
Operating income (loss):
Water Flow Solutions	$52.6	$15.2	$79.8	$39.4
Water Management Solutions	29.0	31.7	44.1	51.3
Corporate	(18.1)	(14.0)	(37.6)	(23.8)
	$63.5	$32.9	$86.3	$66.9
Depreciation and amortization:
Water Flow Solutions	$9.8	$7.8	$19.1	$15.5
Water Management Solutions	6.7	7.7	13.7	14.7
Corporate	—	—	0.1	0.1
	$16.5	$15.5	$32.9	$30.3
Strategic reorganization and other charges (benefits):
Water Flow Solutions	$—	$—	$0.2	$—
Water Management Solutions	—	0.2	—	0.2
Corporate	3.2	0.5	9.6	(3.2)
	$3.2	$0.7	$9.8	$(3.0)
Capital expenditures:
Water Flow Solutions	$6.0	$7.8	$9.9	$15.6
Water Management Solutions	4.1	2.8	5.9	4.9
Corporate	—	—	—	—
	$10.1	$10.6	$15.8	$20.5
Water Flow Solutions disaggregated revenue:
Central	$55.0	$44.0	$93.5	$88.0
Northeast	37.4	30.4	65.7	61.7
Southeast	53.2	28.6	90.3	62.0
West	48.3	36.4	78.9	85.6
United States	193.9	139.4	328.4	297.3
Canada	9.3	15.0	14.1	19.4
Other international locations	2.6	2.8	4.6	6.1
	$205.8	$157.2	$347.1	$322.8
Water Management Solutions disaggregated revenue:
Central	$41.4	$44.3	$70.6	$85.8
Northeast	32.7	40.6	59.5	71.8
Southeast	37.1	39.4	65.5	72.7
West	23.8	32.7	43.8	61.8
United States	135.0	157.0	239.4	292.1
Canada	7.4	12.6	13.1	19.9
Other international locations	5.2	6.1	10.2	12.9
	$147.6	$175.7	$262.7	$324.9

Note 9. Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) is as follows:

	Pension actuarial amortization, net of income tax	Foreign currency translation, net of income tax	Total

	(in millions)
Balance at September 30, 2023	$(28.5)	$(20.2)	$(48.7)
Current period other comprehensive income	1.2	8.9	10.1
Balance at March 31, 2024	$(27.3)	$(11.3)	$(38.6)

For the six months ended March 31, 2024, pension actuarial amortization included in the condensed consolidated statements of comprehensive income as a component of pension expense other than service was $1.6 million, net of income tax of $0.4 million. Refer to Note 5. Retirement Plans for further information. For the six months ended March 31, 2024, foreign currency translation included in the condensed consolidated statements of comprehensive income was $8.9 million, net of no income tax.

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
The purchaser of U.S. Pipe has been identified as a “potentially responsible party” (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act in connection with a former manufacturing facility operated by U.S. Pipe that was in the vicinity of a proposed Superfund site located in North Birmingham, Alabama. Under the terms of the acquisition agreement relating to our sale of U.S. Pipe, we agreed to indemnify the purchaser for certain environmental liabilities, including those arising out of the former manufacturing site in North Birmingham. Accordingly, the purchaser tendered the matter to us for indemnification, which we accepted. Ultimate liability for the site will depend on many factors that have not yet been determined, including the determination of the Environmental Protection Agency’s remediation costs, the number and financial viability of the other PRPs (there are four other PRPs currently) and the determination of the final allocation of the costs among the PRPs. Since the amounts of such costs cannot be reasonably estimated at this time, no amounts have been accrued for this matter at March 31, 2024.

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
Note 11. Subsequent Events
On April 23, 2024, our Board of Directors declared a dividend of $0.064 per share on our common stock, payable on or about May 20, 2024 to stockholders of record at the close of business on May 10, 2024.

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

Actual results and the timing of events may differ materially from those contemplated by the forward-looking statements due to a number of factors, including, without limitation, legal, reputational, audit and financial risks resulting from previously reported cybersecurity incidents and possible future cybersecurity incidents, the effectiveness of the Company’s business continuity plans related thereto, and the Company’s ability to recover under its cybersecurity insurance policies; logistical challenges and supply chain disruptions, geopolitical conditions, including the Israel-Hamas war, public health crises, or other events; inventory and in-stock positions of our distributors and end customers; an inability to realize the anticipated benefits from our operational initiatives, including our large capital investments in Chattanooga and Kimball, Tennessee, and Decatur, Illinois, plant closures, and reorganization and related strategic realignment activities; an inability to attract or retain a skilled and diverse workforce, including executive officers, increased competition related to the workforce and labor markets; an inability to protect the Company’s information systems against further service interruption, misappropriation of data or breaches of security; failure to comply with personal data protection and privacy laws; cyclical and changing demand in core markets such as municipal spending, residential construction, and natural gas distribution; government monetary or fiscal policies; the impact of adverse weather conditions; the impact of manufacturing and product performance; the impact of wage, commodity and materials price inflation; foreign exchange rate fluctuations; the impact of higher interest rates; the impact of warranty charges and claims, and related accommodations; the strength of our brands and reputation; an inability to successfully resolve significant legal proceedings or government investigations; compliance with environmental, trade and anti-corruption laws and regulations; climate change and legal or regulatory responses thereto; changing regulatory, trade and tariff conditions; the failure to integrate and/or realize any of the anticipated benefits of acquisitions or divestitures; an inability to achieve some or all of our Environmental, Social and Governance goals; and other factors that are described in the section entitled “RISK FACTORS” in Item 1A of the Company’s most recent Annual Report on Form 10-K and later filings on Form 10-Q, as applicable.

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

In October 2023, the Israel-Hamas war caused a temporary shutdown of our facility in Ariel, Israel. While we have reopened the facility, the war has caused supply interruptions and may hinder our ability to acquire the necessary materials we need to make our products. Supply disruptions from lack of access to materials have adversely impacted, and continue to adversely impact, our ability to produce and deliver our products from our facility in Ariel, Israel. Additionally, production at this facility has been adversely impacted by limited labor availability in the region. We have made investments in recruiting and training new team members, expanding our suppliers and expediting product shipments to increase production levels and meet customer delivery times.

As announced on October 28, 2023, we identified a cybersecurity incident impacting certain internal operations and information technology systems. We believe we have contained and eliminated the unauthorized access and activity. All of our facilities are fully operational and have returned to normalized operations.

The cybersecurity incident consisted of unauthorized access and deployment of ransomware by a third party to a portion of our internal information system infrastructure. The incident caused temporary disruptions and limitations of access to portions of our business applications supporting aspects of our operations including shipping, receiving and payment functions. Operational delays and investigation and remediation costs in connection with the incident adversely impacted our results for the first quarter of 2024; however, on a fiscal year-to-date basis, there was no impact to our consolidated net sales. We have restored the impacted applications and systems. As reported on November 29, 2023, we identified a separate cybersecurity incident, which primarily related to a system that was at the end of its useful life and was already in the process of being replaced in the ordinary course of business and the replacement of this system was concluded during our second quarter.
In the first quarter of fiscal 2024, we incurred approximately $1.5 million of expenses related to the cybersecurity incidents. We continue to analyze and remediate the impacts of the cybersecurity incidents, including making enhancements to our cybersecurity processes and analyzing the data accessed, exfiltrated or otherwise impacted in connection with the cybersecurity incidents.
Although we believe that our channel and customer inventory levels normalized during the first quarter of 2024, the external operating environment remains uncertain. We expect to continue to face challenges emanating from the higher interest rate environment, the Israel-Hamas war and labor inflation and availability. From a comparable perspective, in fiscal year 2023, we benefited from fulfilling an elevated backlog for certain products, which has now become more normalized as we have reduced short-cycle backlog across our portfolio, particularly with regard to iron gate valve and hydrant products. For fiscal year 2024, we anticipate that consolidated net sales will be flat to down two percent as compared with fiscal year 2023. We anticipate stable demand in the municipal repair and replacement end market driven by the aging water infrastructure despite budgetary pressures on municipalities. Additionally, we anticipate that new residential construction activity will stabilize relative to the challenges we experienced in fiscal 2023 where Census data indicates that total housing starts decreased 12.9% compared to 2022. In April 2024, Blue Chip Economic Indicators forecasted a 0.7% increase in housing starts for the calendar year 2024 as compared to the calendar year 2023. Finally, we anticipate that high interest rates will continue to negatively impact new lot and land development, depending on the geography.

For the remainder of fiscal 2024, we anticipate that inflation will continue to modestly impact manufacturing costs, primarily due to wage inflation but also raw materials and purchased parts. Inventory for the first half of fiscal 2024 experienced approximately 0.1% deflation. We expect external challenges to persist during the balance of fiscal year 2024. We will continue to monitor the market and economic conditions impacting our business and take appropriate actions to address inflationary and other cost pressures such as price increases, cost containment measures and supplier management, among other things.

Results of Operations

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

	Three months ended March 31, 2024
	Water Flow Solutions	Water Management Solutions	Corporate	Total

	(in millions)
Net sales	$205.8	$147.6	$—	$353.4
Gross profit	$77.2	$53.2	$—	$130.4
Operating expenses:
Selling, general and administrative	24.6	24.2	14.9	63.7
Strategic reorganization and other charges	—	—	3.2	3.2
Total operating expenses	24.6	24.2	18.1	66.9
Operating income (loss)	$52.6	$29.0	$(18.1)	63.5
Non-operating expenses:
Pension expense other than service				1.0
Interest expense, net				3.6
Income before income taxes				58.9
Income tax expense				14.6
Net income				$44.3

	Three months ended March 31, 2023
	Water Flow Solutions	Water Management Solutions	Corporate	Total

	(in millions)
Net sales	$157.2	$175.7	$—	$332.9
Gross profit	$37.2	$60.6	$—	$97.8
Operating expenses:
Selling, general and administrative	22.0	28.7	13.5	64.2
Strategic reorganization and other charges	—	0.2	0.5	0.7
Total operating expenses	22.0	28.9	14.0	64.9
Operating income (loss)	$15.2	$31.7	$(14.0)	32.9
Non-operating expenses:
Pension benefit other than service				1.0
Interest expense, net				3.9
Income before income taxes				28.0
Income tax expense				6.7
Net income				$21.3

Consolidated Analysis
Net sales in the three months ended March 31, 2024 were $353.4 million as compared with $332.9 million in the prior year period, an increase of $20.5 million or 6.2%, primarily as a result of higher pricing across most product lines and overall increased volumes.

Gross profit in the three months ended March 31, 2024 was $130.4 million as compared with $97.8 million in the prior year period, an increase of $32.6 million or 33.3%, primarily as a result of an increase in both favorable manufacturing performance and pricing. These increases were partially offset by Cost of sales inflation of approximately 2% while inflation impacted Gross profit by approximately 3%. As a result, Gross margin was 36.9% in the three months ended March 31, 2024 as compared with 29.4% in the prior year period.

Selling, general and administrative expenses (“SG&A”) in the three months ended March 31, 2024 were $63.7 million as compared with $64.2 million in the prior year period, a decrease of $0.5 million or 0.8%, primarily due to a decrease in salary and benefit expense associated with our restructuring activities, as well as lower third-party fees, and engineering materials, partially offset by approximately 3% inflation, an increase in bad debt expense and incentives. SG&A as a percentage of net sales was 18.0% and 19.3% for the three months ended March 31, 2024 and March 31, 2023, respectively.

Strategic reorganization and other charges in the three months ended March 31, 2024 were $3.2 million and primarily consisted of expenses associated with our previously announced leadership transition, severance and certain transaction-related expenses. Strategic reorganization and other charges for the three months ended March 31, 2023 were $0.7 million and primarily consisted of severance and certain transaction-related expenses.

Net interest expense in the three months ended March 31, 2024 was $3.6 million as compared with $3.9 million in the prior year period, a decrease of $0.3 million or 7.7%, primarily due to higher interest income as a result of higher interest rates, partially offset by lower capitalized interest. The components of net interest expense are provided below:

	Three months ended
	March 31,
	2024	2023

	(in millions)
4.0% Senior Notes	$4.5	$4.5
Deferred financing costs amortization	0.2	0.3
ABL Agreement	0.3	0.2
Capitalized interest	—	(0.8)
Other interest expense	0.1	0.2
Total interest expense	5.1	4.4
Interest income	(1.5)	(0.5)
Interest expense, net	$3.6	$3.9

The reconciliation between the U.S. federal statutory income tax rate and the effective income tax rate is presented below:

	Three months ended
	March 31,
	2024	2023
U.S. federal statutory income tax rate	21.0%	21.0%
Adjustments to reconcile to the effective tax rate:
State income taxes, net of federal benefit	3.4	3.4
Tax credits	(2.1)	(1.5)
Global Intangible Low-Taxed Income	0.2	0.8
Foreign income tax rate differential	(0.8)	(1.6)
Nondeductible compensation	1.0	0.6
Uncertain tax positions	0.5	—
Other	1.6	1.2
Effective income tax rate	24.8%	23.9%

Segment Analysis

Water Flow Solutions

Net sales in the three months ended March 31, 2024 were $205.8 million as compared with $157.2 million in the prior year period, an increase of $48.6 million or 30.9%, primarily as a result of higher volumes and higher pricing across most product lines.

Gross profit in the three months ended March 31, 2024 was $77.2 million as compared with $37.2 million in the prior year period, an increase of $40.0 million or 107.5%. This increase was primarily a result of higher volumes across most product lines, favorable manufacturing performance driven by overhead, material and labor efficiencies, as well as higher pricing. Additionally, inflation negatively impacted Cost of sales by approximately 2% and Gross profit by approximately 4%. As a result, Gross margin was 37.5% in the three months ended March 31, 2024 and 23.7% in the prior year period.

SG&A in the three months ended March 31, 2024 was $24.6 million as compared with $22.0 million in the prior year period, an increase of $2.6 million or 11.8%, primarily as a result of higher incentives, inflation of approximately 3%, as well as increased travel expenses partially offset by lower salary and benefit expense associated with our restructuring activities, and third-party fees. SG&A as a percentage of net sales was 12.0% and 14.0% in the three months ended March 31, 2024 and 2023, respectively.

Water Management Solutions

Net sales in the three months ended March 31, 2024 were $147.6 million as compared with $175.7 million in the prior year period, a decrease of $28.1 million or 16.0%, as a result of lower volumes across most products lines partially offset by higher pricing across most product lines. Net sales were impacted nominally by the Israel-Hamas war.

Gross profit in the three months ended March 31, 2024 was $53.2 million as compared with $60.6 million in the prior year period, a decrease of $7.4 million or 12.2%. The decrease was primarily a result of lower volumes across most product lines and impacts of the Israel-Hamas war, partially offset by favorable manufacturing performance driven by material efficiencies and lower supply chain costs and higher pricing. Gross margin was 36.0% in the three months ended March 31, 2024 as compared with 34.5% in the prior year period.

SG&A in the three months ended March 31, 2024 was $24.2 million as compared with $28.7 million in the prior year period, a decrease of $4.5 million or 15.7%, primarily due to lower salary and benefit expense associated with our restructuring activities, third-party fees and engineering material expenses, which were partially offset by increased costs related to incentives as well as approximately 4% inflation and increased bad debt expense. SG&A as a percentage of net sales was 16.4% and 16.3% in the three months ended March 31, 2024 and 2023, respectively.

Corporate

SG&A in the three months ended March 31, 2024 was $14.9 million as compared with $13.5 million in the prior year period, an increase of $1.4 million or 10.4%, primarily as a result of higher incentive costs and third-party fees, as well as approximately 3% inflation.

Six Months Ended March 31, 2024 Compared to Six Months Ended March 31, 2023

	Six months ended March 31, 2024
	Water Flow Solutions	Water Management Solutions	Corporate	Total

	(in millions)
Net sales	$347.1	$262.7	$—	$609.8
Gross profit	$123.8	$92.9	$—	$216.7
Operating expenses:
Selling, general and administrative	43.8	48.8	28.0	120.6
Strategic reorganization and other charges	0.2	—	9.6	9.8
Total operating expenses	44.0	48.8	37.6	130.4
Operating income (loss)	$79.8	$44.1	$(37.6)	86.3
Non-operating expenses:
Pension expense other than service				2.0
Interest expense, net				6.9
Other expense				1.6
Income before income taxes				75.8
Income tax expense				17.2
Net income				$58.6

	Six months ended March 31, 2023
	Water Flow Solutions	Water Management Solutions	Corporate	Total

	(in millions)
Net sales	$322.8	$324.9	$—	$647.7
Gross profit	$83.8	$107.2	$—	$191.0
Operating expenses:
Selling, general and administrative	44.4	55.7	27.0	127.1
Strategic reorganization and other charges (benefits)	—	0.2	(3.2)	(3.0)
Total operating expenses	44.4	55.9	23.8	124.1
Operating income (loss)	$39.4	$51.3	$(23.8)	66.9
Non-operating expenses:
Pension benefit other than service				1.9
Interest expense, net				7.6
Income before income taxes				57.4
Income tax expense				13.6
Net income				$43.8

Consolidated Analysis

Net sales in the six months ended March 31, 2024 were $609.8 million as compared with $647.7 million in the prior year period. a decrease of $37.9 million or 5.9%, primarily as a result of a decrease in net volumes partially offset by higher pricing across most product lines.

Gross profit in the six months ended March 31, 2024 was $216.7 million as compared with $191.0 million in the prior year period, an increase of $25.7 million or 13.5%, primarily as a result of higher pricing and favorable manufacturing performance related to labor, overhead, material and logistic efficiencies, partially offset by overall lower volumes. As a result, Gross margin increased 600 basis points to 35.5% in the six months ended March 31, 2024 as compared with 29.5% in the prior year period.

Selling, general and administrative expenses (“SG&A”) in the six months ended March 31, 2024 were $120.6 million as compared with $127.1 million in the prior year period, a decrease of $6.5 million or 5.1%, primarily due to a decrease in salary and benefit expense associated with our restructuring activities, third-party fees, commission, and engineering materials expense, partially offset by higher costs associated with approximately 3% inflation, the impact of foreign currency fluctuation and higher incentives. SG&A as a percentage of net sales was 19.8% and 19.6% for the six months ended March 31, 2024 and March 31, 2023, respectively.

Strategic reorganization and other charges in the six months ended March 31, 2024 were $9.8 million, primarily consisting of expenses associated with our previously announced leadership transition, approximately $1.5 million of expenses related to the cybersecurity incidents, severance, and certain transaction-related expenses. Strategic reorganization and other charges for the six months ended March 31, 2023 were a benefit of $3.0 million, which primarily consisted of a $4.0 million gain, before tax, on the sale of our Aurora, Illinois facility, which was partially offset by certain transaction-related expenses.

Net interest expense in the six months ended March 31, 2024 was $6.9 million as compared with $7.6 million in the prior year period, a decrease of $0.7 million or 9.2%, primarily due to higher interest income as a result of higher interest rates, partially offset by lower capitalized interest. The components of net interest expense are provided below:

	Six months ended
	March 31,
	2024	2023

	(in millions)
4.0% Senior Notes	$9.0	$9.0
Deferred financing costs amortization	0.5	0.6
ABL Agreement	0.5	0.4
Capitalized interest	(0.1)	(1.5)
Other interest expense	0.3	0.3
Total interest expense	10.2	8.8
Interest income	(3.3)	(1.2)
Interest expense, net	$6.9	$7.6

Other expense in the six months ended March 31, 2024 was $1.6 million from the release of an indemnification receivable related to an expired uncertain tax position. There was no Other expense in the six months ended March 31, 2023.

The reconciliation between the U.S. federal statutory income tax rate and the effective income tax rate is presented below:

	Six months ended
	March 31,
	2024	2023
U.S. federal statutory income tax rate	21.0%	21.0%
Adjustments to reconcile to the effective tax rate:
State income taxes, net of federal benefit	3.4	3.4
Excess tax deficit related to stock-based compensation	0.1	0.3
Tax credits	(2.1)	(1.5)
Global Intangible Low-Taxed Income	0.2	0.8
Foreign income tax rate differential	(0.8)	(1.6)
Nondeductible compensation	1.0	0.6
Uncertain tax positions	(1.6)	—
Valuation allowances	—	(0.2)
Other	1.5	0.9
Effective income tax rate	22.7%	23.7%

During the six months ended March 31, 2024, we recorded $1.6 million in income tax benefits due to the release of an uncertain tax position that expired on December 31, 2023.

Segment Analysis

Water Flow Solutions

Net sales in the six months ended March 31, 2024 were $347.1 million as compared with $322.8 million in the prior year period, an increase of $24.3 million or 7.5%, primarily as a result of higher pricing and higher volumes across most product lines.

Gross profit in the six months ended March 31, 2024 was $123.8 million as compared with $83.8 million in the prior year period, an increase of $40.0 million or 47.7%. Gross margin was 35.7% in the six months ended March 31, 2024 and 26.0% in the prior year period. This increase was primarily a result of higher pricing across most product lines, favorable manufacturing performance driven by material, labor, overhead, and logistic efficiencies, and higher volumes across most product lines. Additionally, Cost of sales and Gross profit were negatively impacted by approximately 1% inflation.

SG&A in the six months ended March 31, 2024 was $43.8 million as compared with $44.4 million in the prior year period, a decrease of $0.6 million or 1.4%, primarily as a result of lower salary and benefit expense associated with our restructuring activities, and third-party fees, partially offset by approximately 3% inflation and increased incentives. SG&A as a percentage of net sales was 12.6% and 13.8% in the six months ended March 31, 2024 and 2023, respectively.

Water Management Solutions

Net sales in the six months ended March 31, 2024 were $262.7 million as compared with $324.9 million in the prior year period, a decrease of $62.2 million or 19.1%, primarily as a result of lower volumes across most product lines partially offset by higher pricing across most product lines.

Gross profit in the six months ended March 31, 2024 was $92.9 million as compared with $107.2 million in the prior year period, a decrease of $14.3 million or 13.3%. This decrease was primarily a result of lower volumes, offset by pricing and favorable manufacturing performance. Gross margin was 35.4% in the six months ended March 31, 2024 and 33.0% in the prior year period. Additionally, Cost of sales and Gross margin were impacted approximately 1% by deflation.

SG&A in the six months ended March 31, 2024 was $48.8 million as compared with $55.7 million in the prior year period, a decrease of $6.9 million or 12.4%, primarily due to lower salary and benefit expense associated with our restructuring activities, third-party fees, and engineering materials expense, partially offset by unfavorable foreign currency fluctuation, and higher costs associated with approximately 4% inflation and increased incentives. SG&A as a percentage of net sales was 18.6% and 17.1% in the six months ended March 31, 2024 and 2023, respectively.

Corporate

SG&A in the six months ended March 31, 2024 was $28.0 million as compared with $27.0 million in the prior year period, an increase of $1.0 million or 3.7%, primarily as a result of higher costs associated with approximately 3% inflation, increased incentives, higher third-party fees and unfavorable foreign currency fluctuation, partially offset by lower salary and benefit expense associated with our restructuring activities, and lower travel expense.

Liquidity and Capital Resources
We had cash and cash equivalents on hand of $179.2 million at March 31, 2024 and $162.6 million of additional borrowing capacity under our ABL based on March 31, 2024 data. At March 31, 2024, cash and cash equivalents included $76.2 million, $1.7 million and $9.0 million in Israel, Canada, and China, respectively.
We declared a quarterly dividend of $0.064 per share on April 23, 2024, payable on or about May 20, 2024 to stockholders of record as of May 10, 2024, which will result in an estimated $10.0 million cash outlay.
We repurchased $10.0 million of our outstanding common stock during the six months ended March 31, 2024 under our publicly announced share repurchase program, and as of March 31, 2024, we had $80.0 million remaining under our share repurchase authorization.
The ABL and 4.0% Senior Notes contain customary representations and warranties, covenants and provisions governing an event of default.  These covenants limit our ability to engage in certain specified activities, including but not limited to the payment of dividends and the redemption of our common stock.
Net cash provided by operating activities was $62.2 million during the six months ended March 31, 2024 as compared with net cash used in operating activities of $22.2 million in the prior year period. The increase in net operating cash flow was primarily driven by higher net income and improvements in working capital compared with the prior year period, including a reduction in Inventory purchases as well as a lesser impact of Accounts payable and Other current liabilities.
Capital expenditures were $15.8 million in the six months ended March 31, 2024 as compared with $20.5 million in the prior year period. Capital expenditures decreased primarily as a result of lower expenditures associated with the new Decatur foundry as compared with the prior year period. For the fiscal year 2024, we have provided guidance that our capital expenditures are expected to be between $40.0 million and $45.0 million.
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

ABL Agreement
Our ABL is provided by a syndicate of banking institutions and consists of a revolving credit facility for up to $175.0 million in borrowings that matures the earlier of (a) March 16, 2029, which is ninety-one days prior to the stated maturity date of our 4.0% Senior Notes if the Notes are still outstanding on that date or (b) March 28, 2029. The ABL includes the ability to borrow up to $25.0 million of swing line loans and up to $60.0 million of letters of credit. The ABL permits us to increase the size of the credit facility by an additional $150.0 million in certain circumstances subject to adequate borrowing base availability.

In December 2023, we obtained a waiver under our ABL (“ABL Waiver”) to provide for additional time associated with certain reporting requirements that were delayed as a result of the cybersecurity incident announced on October 28, 2023. Under the ABL Waiver, the maximum aggregate amount of borrowings and other credit extensions under the ABL was limited to $50.0 million at any time outstanding until all of the required reports were delivered. During our first fiscal quarter of 2024, we delivered the required reports, and on February 6, 2024, the ABL Waiver was terminated. Accordingly, we are no longer subject to any additional restrictions or borrowing limitations under the ABL, including the $50.0 million temporary limit on credit extensions.

On March 28, 2024, we amended our ABL to, among other things, (i) extend the maturity date from July 29, 2025 to the earlier of (a) March 28, 2029 and (b) 91 days prior to the stated maturity date of the Company’s 4.0% Senior Notes due June 15, 2029 (as may be extended from time to time in accordance with the Indenture governing the notes) if the 4.0% Senior Notes are then outstanding, (ii) decrease the grid-based interest rate margins by approximately 50 basis points to 150 basis points for Secured Overnight Financing Rate (“SOFR”) loans and 50 basis points for base rate loans when average availability is greater than 50% of the aggregate revolving commitments, and to 175 basis points for SOFR loans and 75 basis points for base rate loans, when average availability is less than or equal to 50% of the aggregate revolving credit commitments and (iii) replace the previously fixed 37.5 basis point unused commitment fee with a grid-based, quarterly unused commitment fee equal to (a) 37.5 basis points if average daily outstanding credit extensions for such quarter under the ABL (“Total Outstandings”) are less than or equal to 50% of the aggregate revolving credit commitments or (b) 25.0 basis points if Total Outstandings for such quarter are greater than or equal to 50% of the aggregate revolving credit commitments. We incurred approximately $0.8 million in debt issuance costs in connection with the ABL amendment which were capitalized and will be amortized over the term of the ABL.

Borrowings under the ABL bear interest at a floating rate equal to SOFR plus an adjustment of 10 basis points plus an applicable margin range of 150 to 175 basis points, or a base rate, as defined in the ABL, plus an applicable margin range of 50 to 75 basis points. At March 31, 2024, the applicable margin for SOFR-based loans was 150 basis points and for base rate loans was 50 basis points.

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

The ABL includes a commitment fee for any unused borrowing capacity of 37.5 basis points per annum when the unused capacity is above 50% of the credit commitments, with a step down to 25.0 basis points per annum when unused capacity is less than or equal to 50% of the credit commitments. At March 31, 2024, the commitment fee was 37.5 basis points.

Borrowings are not subject to any financial maintenance covenants unless excess availability is less than the greater of $17.5 million and 10% of the Loan Cap as defined in the ABL. Excess availability based on March 31, 2024 data was $162.6 million, as reduced by $12.2 million of outstanding letters of credit and $0.2 million of accrued fees and expenses.

4.0% Senior Unsecured Notes

On May 28, 2021, we privately issued $450.0 million of 4.0% Senior Unsecured Notes (“4.0% Senior Notes”), which mature on June 15, 2029, and bear interest at 4.0%, paid semi-annually in June and December. We capitalized $5.5 million of financing costs which are being amortized over the term of the 4.0% Senior Notes using the effective interest method. Substantially all of our United States subsidiaries guarantee the 4.0% Senior Notes, which are subordinate to borrowings under our ABL. Based on quoted market prices, which is a Level 1 measurement, the outstanding 4.0% Senior Notes had a fair value of $407.7 million at March 31, 2024.

An indenture governing the 4.0% Senior Notes (“Indenture”) contains customary covenants and events of default, including covenants that limit our ability to incur certain debt and liens. There are no financial maintenance covenants associated with the Indenture. We believe we were in compliance with these covenants at March 31, 2024.

We may redeem some or all of the 4.0% Senior Notes at any time prior to June 15, 2024 at certain “make-whole” redemption prices and on or after June 15, 2024 at specified redemption prices. Additionally, we may redeem up to 40% of the aggregate principal amount of the 4.0% Senior Notes at any time prior to June 15, 2024 with the net proceeds of specified equity offerings at specified redemption prices as set forth in the Indenture. Upon a Change of Control, as defined in the Indenture, we could be required to offer to purchase the 4.0% Senior Notes at a price equal to 101% of the outstanding principal amount if there is a Ratings Decline (as defined in the Indenture).

Our corporate credit rating and the credit rating for our debt and outlook are presented below:

	Moody’s		Standard & Poor’s
	March 31,	September 30,	March 31,	September 30,
	2024	2023	2024	2023
Corporate credit rating	Ba1	Ba1	BB	BB
ABL Agreement	Not rated	Not rated	Not rated	Not rated
4.0% Senior Notes	Ba1	Ba1	BB	BB
Outlook	Stable	Stable	Stable	Stable

These ratings are not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agencies.

Material Cash Requirements

We enter into a variety of contractual obligations as part of our normal operations in addition to capital expenditures. As of March 31, 2024, we had (i) debt obligations related to our $450.0 million 4.0% Senior Notes which mature in 2029 and include annual cash interest payments of $18.0 million in 2024 through 2029, (ii) cumulative cash obligations of $36.6 million for operating leases through 2033 and $2.3 million for finance leases through 2028, and (iii) purchase obligations for raw materials and other parts of approximately $105.3 million which we expect to incur during the next 12 months and $0.9 million beyond March 31, 2025. Additionally, we may continue to invest to strengthen our systems, cybersecurity training, policies, programs, response plans and other similar measures. We expect to fund these cash requirements from cash on hand and cash generated from operations.

Off-Balance Sheet Arrangements
We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose” entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, at March 31, 2024, we did not have any undisclosed borrowings, debt, derivative contracts or synthetic leases. Therefore, we were not exposed to any financing, liquidity, market or credit risk that could have arisen had we engaged in such relationships.

We use letters of credit and surety bonds in the ordinary course of business to ensure the performance of contractual obligations. At March 31, 2024, we had $12.2 million of letters of credit and $13.7 million of surety bonds outstanding.

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

Item 4.    CONTROLS AND PROCEDURES

There have been no changes in our internal control over financial reporting which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended March 31, 2024.

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

We repurchased 636,789 shares of our common stock during the three months ended March 31, 2024 pursuant to this authorization, and as of March 31, 2024, we had $80.0 million remaining under our share repurchase authorization.

During the three months ended March 31, 2024, 9,952 shares were surrendered to us to pay the tax withholding obligations of participants in connection with the vesting of equity awards.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs (in millions)
January 1-31, 2024	—	$—	—	$90.0
February 1-29, 2024	646,741	15.68	636,789	80.0
March 1-31, 2024	—	—	—	$80.0
Total	646,741	$15.68	636,789

Item 5.     OTHER INFORMATION

(c) No officers or directors, as defined in Rule 16a-1(f), adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the second quarter of fiscal 2024.

Item 6.     EXHIBITS

Exhibit No.	Document
3.1	Mueller Water Products, Inc. Second Amended and Restated Bylaws. Incorporated by reference to Exhibit 3.1 to Mueller Water Products, Inc. Form 8-K (File no. 001-32892) filed on May 6, 2024.
10.1*	Seventh Amendment to Credit Agreement, dated March 28, 2024.
10.2
Notice of Early Termination of Waiver Period, dated February 6, 2024. Incorporated by reference to Exhibit 10.2 to Mueller Water Products, Inc. Form 10-Q (File no. 001-32892) filed on February 9, 2024.

10.3+*	Letter Agreement Dated May 6, 2024, by and between Mueller Products, Inc. and Paul McAndrew.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in XBRL (Extensible Business Reporting Language), (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Stockholders' Equity, (v) the Unaudited Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
+    Management compensatory plan, contract or arrangement
*     Filed or furnished with this quarterly report

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MUELLER WATER PRODUCTS, INC.
Date:	May 7, 2024	By:	/s/ Suzanne G. Smith
Suzanne G. Smith
Chief Accounting Officer