Form 10-Q
period 2024-06-30
Mueller Water Products, Inc.
filed 2024-08-06
CIK 1350593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Large accelerated filer     ☒      Accelerated filer     ☐
Non-accelerated filer    ☐    Smaller reporting company ☐     Emerging growth company    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
There were 155,796,076 shares of common stock of the registrant outstanding at August 2, 2024.

PART I
Item 1.     FINANCIAL STATEMENTS
MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	September 30,
	2024	2023
	(in millions, except share amounts)
Assets:
Cash and cash equivalents	$243.3	$160.3
Receivables, net of allowance for credit losses of $7.9 million and $7.3 million	213.2	217.1
Inventories, net	293.8	297.9
Other current assets	35.2	31.5
Total current assets	785.5	706.8
Property, plant and equipment, net	309.8	311.7
Intangible assets, net	315.4	334.0
Goodwill, net	95.5	93.7
Other noncurrent assets	62.4	58.8
Total assets	$1,568.6	$1,505.0

Liabilities and stockholders’ equity:
Current portion of long-term debt	$0.7	$0.7
Accounts payable	85.7	102.9
Other current liabilities	126.0	115.2
Total current liabilities	212.4	218.8
Long-term debt	448.2	446.7
Deferred income taxes	56.0	73.8
Other noncurrent liabilities	60.4	54.2
Total liabilities	777.0	793.5

Commitments and contingencies (Note 10.)

Preferred stock: par value $0.01 per share; 60,000,000 shares authorized; none outstanding at June 30, 2024, and September 30, 2023	—	—
Common stock: par value $0.01 per share; 600,000,000 shares authorized; 155,765,042 and 155,871,932 shares outstanding at June 30, 2024, and September 30, 2023, respectively	1.6	1.6
Additional paid-in capital	1,208.3	1,240.4
Accumulated deficit	(375.9)	(481.8)
Accumulated other comprehensive loss	(42.4)	(48.7)
Total stockholders' equity	791.6	711.5
Total liabilities and stockholders' equity	$1,568.6	$1,505.0

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended		Nine months ended
	June 30,		June 30,
	2024	2023	2024	2023

	(in millions, except per share amounts)
Net sales	$356.7	$326.6	$966.5	$974.3
Cost of sales	225.3	226.5	618.4	683.2
Gross profit	131.4	100.1	348.1	291.1
Operating expenses:
Selling, general and administrative	61.5	60.6	182.1	187.7
Strategic reorganization and other charges	2.9	3.9	12.7	0.9
Total operating expenses	64.4	64.5	194.8	188.6
Operating income	67.0	35.6	153.3	102.5
Other expenses:
Pension expense other than service	1.0	0.9	3.0	2.8
Interest expense, net	2.8	3.8	9.7	11.4
Other expense	—	—	1.6	—
Total other expenses, net	3.8	4.7	14.3	14.2
Income before income taxes	63.2	30.9	139.0	88.3
Income tax expense	15.9	6.4	33.1	20.0
Net income	$47.3	$24.5	$105.9	$68.3

Net income per share:
Basic	$0.30	$0.16	$0.68	$0.44
Diluted	$0.30	$0.16	$0.68	$0.44

Weighted average shares outstanding:
Basic	155.7	156.4	155.9	156.2
Diluted	156.7	157.2	156.6	156.8

Dividends declared per share	$0.064	$0.061	$0.192	$0.183

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three months ended		Nine months ended
	June 30,		June 30,
	2024	2023	2024	2023

	(in millions)
Net income	$47.3	$24.5	$105.9	$68.3
Other comprehensive income (loss), net of income tax:
Pension actuarial amortization	0.6	0.8	1.8	2.0
Foreign currency translation	(4.4)	(4.9)	4.5	(3.0)
Total other comprehensive income (loss), net of income tax	(3.8)	(4.1)	6.3	(1.0)
Comprehensive income	$43.5	$20.4	$112.2	$67.3

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Total
	(in millions)
Balance at September 30, 2023	$1.6	$1,240.4	$(481.8)	$(48.7)	$711.5
Net income	—	—	14.3	—	14.3
Dividends declared	—	(10.0)	—	—	(10.0)
Stock-based compensation	—	2.6	—	—	2.6
Shares retained for employee taxes	—	(1.5)	—	—	(1.5)
Common stock issued	—	0.4	—	—	0.4
Other comprehensive income, net of tax	—	—	—	13.9	13.9
Balance at December 31, 2023	$1.6	$1,231.9	$(467.5)	$(34.8)	$731.2
Net income	—	—	44.3	—	44.3
Dividends declared	—	(10.0)	—	—	(10.0)
Stock-based compensation	—	1.9	—	—	1.9
Shares retained for employee taxes	—	(0.2)	—	—	(0.2)
Common stock issued	—	1.1	—	—	1.1
Stock repurchased under buyback program	—	(10.0)	—	—	(10.0)
Other comprehensive loss, net of tax	—	—	—	(3.8)	(3.8)
Balance at March 31, 2024	$1.6	$1,214.7	$(423.2)	$(38.6)	$754.5
Net income	—	—	47.3	—	47.3
Dividends declared	—	(9.9)	—	—	(9.9)
Stock-based compensation	—	2.5	—	—	2.5
Common stock issued	—	1.0	—	—	1.0
Other comprehensive loss, net of tax	—	—	—	(3.8)	(3.8)
Balance at June 30, 2024	$1.6	$1,208.3	$(375.9)	$(42.4)	$791.6

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

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended
	June 30,
	2024	2023
	(in millions)
Operating activities:
Net income	$105.9	$68.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	28.8	25.1
Amortization	20.4	21.0
Non-cash asset impairment	1.4	—
Loss (gain) on sale of assets	0.4	(3.7)
Stock-based compensation	7.0	5.9
Pension cost	3.5	3.4
Deferred income taxes	(18.6)	(6.7)
Inventory reserve provision	8.4	0.4
Other, net	0.3	0.7
Changes in assets and liabilities:
Receivables, net	3.8	18.2
Inventories	(4.6)	(34.1)
Other assets	(6.9)	(2.0)
Accounts payable	(17.2)	(21.8)
Other current liabilities	10.7	(19.4)
Other noncurrent liabilities	6.2	(2.8)
Net cash provided by operating activities	149.5	52.5
Investing activities:
Capital expenditures	(28.0)	(32.4)
Proceeds from sale of assets	0.1	5.1
Net cash used in investing activities	(27.9)	(27.3)
Financing activities:
Dividends paid	(29.9)	(28.6)
Common stock repurchased under buyback program	(10.0)	—
Employee taxes related to stock-based compensation	(1.7)	(1.6)
Common stock issued	2.5	1.9
Debt issuance costs	(0.9)	—
Payments for finance lease obligations	(0.7)	(0.9)
Net cash used in financing activities	(40.7)	(29.2)
Effect of currency exchange rate changes on cash	2.1	(1.3)
Net change in cash and cash equivalents	83.0	(5.3)
Cash and cash equivalents at beginning of period	160.3	146.5
Cash and cash equivalents at end of period	$243.3	$141.2
The accompanying notes are an integral part of the condensed consolidated financial statements.

	Nine months ended
	June 30,
	2024	2023

	(in millions)
Supplemental cash flow information:
Cash paid for interest, net	$13.1	$16.5
Cash paid for income taxes, net	$47.3	$27.5
The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2024
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
Our business is seasonal as a result of the impact of cold weather conditions. Net sales and operating income historically have been lowest in the three-month periods ending December 31 and March 31 when the northern United States and most of Canada generally face weather conditions that restrict significant construction activity. Therefore, the results of operations for the three and nine months ended June 30, 2024 are not necessarily indicative of operating results that may be achieved for any other interim period or the full year.

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

Recent U.S. Securities and Exchange Commission (“SEC”) Final Rules
In March 2024, the SEC issued final rules on the enhancement and standardization of climate-related disclosures. The rules will require registrants to disclose certain climate-related information, including Scope 1 and Scope 2 greenhouse gas emissions and other climate-related topics, in registration statements and annual reports. Additionally, the rules require disclosure in the notes to the financial statements of the effects of severe weather events and other natural conditions, subject to materiality thresholds. The rules will become effective on a phased-in timeline in fiscal years beginning in 2025. In April 2024, due to legal challenges to the rule, the SEC voluntarily stayed implementation of the final rules. We are currently evaluating the impact the rules may have on our disclosures.
Strategic Reorganization and Other Charges

During the nine months ended June 30, 2024, we recorded approximately $12.7 million in Strategic reorganization and other charges, consisting of amounts associated with our leadership transition, certain transaction-related expenses, cybersecurity incidents expense, $1.4 million of non-cash impairment of assets in our Water Management Solutions segment, and severance. During the nine months ended June 30, 2023, we recorded certain amounts related to severance and transaction-related expenses partially offset by a $4.0 million gain, before tax, on the sale of our Aurora, Illinois facility. Activity in accrued strategic reorganization and other charges, reported as part of Other current liabilities, is presented below:

	Nine months ended
	June 30,
	2024	2023
	(in millions)
Beginning balance	$6.6	$3.3
Amounts accrued	12.7	0.9
Amounts paid and other adjustments, net	(15.2)	(2.0)
Ending balance	$4.1	$2.2
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

Advance payments and billings in excess of revenue are recognized and recorded as deferred revenue and are classified as current or noncurrent based on the timing of when we expect to recognize revenue. We include current deferred revenue and noncurrent deferred revenue within Other current liabilities and Other noncurrent liabilities, respectively, in the accompanying condensed consolidated balance sheets. Refer to Note 7. for current and noncurrent amounts. Deferred revenue represents contract liabilities and is recorded when customers remit cash payments in advance of our satisfaction of performance obligations pursuant to contractual arrangements. Contract liabilities are reversed when the performance obligation is satisfied and revenue is recognized. Deferred revenue primarily consists of amounts related to monitoring, leak detection, software and hosting services. During the three and nine months ended June 30, 2024, approximately $0.8 million and $5.0 million, respectively of deferred revenue was recognized into revenue that was previously included in deferred revenue. During the three and nine months ended June 30, 2024, approximately $3.0 million and $6.9 million of additional deferred revenue was recorded.

The table below represents the balances of our customer receivables and deferred revenue:

	June 30,	September 30,
	2024	2023

	(in millions)
Billed receivables	$216.4	$218.1
Unbilled receivables	4.7	6.3
Gross customer receivables	221.1	224.4
Allowance for credit losses	(7.9)	(7.3)
Receivables, net	$213.2	$217.1

Deferred revenue	$11.1	$9.2

Performance Obligations
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. Our performance obligations are satisfied at a point in time for sales of equipment and products or over time for our software hosting and leak detection monitoring services. Performance obligations are supported by customer contracts which provide frameworks for the nature of the distinct products or services. The transaction price is adjusted for our estimate of variable consideration which may include discounts and rebates. To estimate variable consideration, we apply the expected value or the most likely amount method, based on whichever method most appropriately predicts the amount of consideration we expect to receive. The method applied is typically based on historical experience and known trends. We constrain the amounts of variable consideration that are included in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur or when uncertainties around the variable consideration are resolved.

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

Note 3. Income Taxes

The reconciliation between the U.S. federal statutory income tax rate and the effective income tax rate is presented below:

	Three months ended		Nine months ended
	June 30,		June 30,
	2024	2023	2024	2023
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%	21.0%
Adjustments to reconcile to the effective tax rate:
State income taxes, net of federal benefit	3.5	3.2	3.5	3.2
Excess tax deficit related to stock-based compensation	—	—	—	0.2
Tax credits	(1.8)	(3.5)	(1.8)	(2.8)
Global Intangible Low-Taxed Income	(0.1)	1.1	(0.1)	1.1
Foreign income tax rate differential	(0.4)	(2.2)	(0.4)	(2.2)
Nondeductible compensation	1.0	0.9	1.0	0.9
Uncertain tax positions	0.4	—	(0.7)	—
Valuation allowances	0.7	—	0.4	—
Other	0.9	0.2	0.9	1.3
Effective income tax rate	25.2%	20.7%	23.8%	22.7%

At June 30, 2024 and September 30, 2023, the gross liabilities for unrecognized income tax benefits were $4.1 million and $5.0 million, respectively, and are included in Other noncurrent liabilities.

During the nine months ended June 30, 2024, we recorded $1.6 million in income tax benefits due to the release of an uncertain tax position that expired on December 31, 2023. No income tax benefits or expenses were recorded during the three months ended June 30, 2024 related to this uncertain tax position.
Note 4. Borrowing Arrangements

The components of our long-term debt are as follows:

	June 30,	September 30,
	2024	2023

	(in millions)
4.0% Senior Notes	$450.0	$450.0
Finance leases	2.3	1.3
Total debt	452.3	451.3
Less: deferred financing costs	3.4	3.9
Less: current portion of long-term debt	0.7	0.7
Long-term debt	$448.2	$446.7

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

On March 28, 2024, we amended our ABL to, among other things, (i) extend the maturity date from July 29, 2025 to the earlier of (a) March 28, 2029 and (b) 91 days prior to the stated maturity date of the Company’s 4.0% Senior Notes due June 15, 2029 (as may be extended from time to time in accordance with the Indenture governing the notes) if the 4.0% Senior Notes are then outstanding, (ii) decrease the grid-based interest rate margins by approximately 50 basis points to 150 basis points for Secured Overnight Financing Rate (“SOFR”) loans and 50 basis points for base rate loans when average availability is greater than 50% of the aggregate revolving commitments, and to 175 basis points for SOFR loans and 75 basis points for base rate loans, when average availability is less than or equal to 50% of the aggregate revolving credit commitments and (iii) replace the previously fixed 37.5 basis point unused commitment fee with a grid-based, quarterly unused commitment fee equal to (a) 37.5 basis points if average daily outstanding credit extensions for such quarter under the ABL (“Total Outstandings”) are less than or equal to 50% of the aggregate revolving credit commitments or (b) 25.0 basis points if Total Outstandings for such quarter are greater than or equal to 50% of the aggregate revolving credit commitments. We incurred approximately $0.9 million in debt issuance costs in connection with the ABL amendment which were capitalized and will be amortized over the term of the ABL.

Borrowings under the ABL bear interest at a floating rate equal to SOFR plus an adjustment of 10 basis points plus an applicable margin range of 150 to 175 basis points, or a base rate, as defined in the ABL, plus an applicable margin range of 50 to 75 basis points. At June 30, 2024, the applicable margin for SOFR-based loans was 150 basis points and for base rate loans was 50 basis points.

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

The ABL includes a commitment fee for any unused borrowing capacity of 37.5 basis points per annum when the unused capacity is above 50% of the credit commitments, with a step down to 25.0 basis points per annum when unused capacity is less than or equal to 50% of the credit commitments. At June 30, 2024, the commitment fee was 37.5 basis points.

Borrowings are not subject to any financial maintenance covenants unless excess availability is less than the greater of $17.5 million and 10% of the Loan Cap as defined in the ABL. Excess availability based on June 30, 2024 data was $162.6 million, as reduced by $12.2 million of outstanding letters of credit and $0.2 million of accrued fees and expenses.

4.0% Senior Unsecured Notes. On May 28, 2021, we privately issued $450.0 million of 4.0% Senior Unsecured Notes (“4.0% Senior Notes”), which mature on June 15, 2029, and bear interest at 4.0%, paid semi-annually in June and December. We capitalized $5.5 million of financing costs which are being amortized over the term of the 4.0% Senior Notes using the effective interest method. Substantially all of our United States subsidiaries guarantee the 4.0% Senior Notes, which are subordinate to borrowings under our ABL. Based on quoted market prices, which is a Level 1 measurement, the outstanding 4.0% Senior Notes had a fair value of $411.3 million at June 30, 2024.

An indenture governing the 4.0% Senior Notes (“Indenture”) contains customary covenants and events of default, including covenants that limit our ability to incur certain debt and liens. There are no financial maintenance covenants associated with the Indenture. We believe we were in compliance with these covenants at June 30, 2024.

We may redeem some or all of the 4.0% Senior Notes at any time after June 15, 2024, at specified redemption prices. Upon a Change of Control, as defined in the Indenture, we could be required to offer to purchase the 4.0% Senior Notes at a price equal to 101% of the outstanding principal amount if there is a Ratings Decline (as defined in the Indenture).

Note 5. Retirement Plan

We have a defined benefit plan (“Pension Plan”) that we fund in accordance with its requirements in amounts sufficient to satisfy the minimum funding requirements of applicable laws. The Pension Plan provides benefits based on years of service and compensation or at stated amounts for each year of service with an annual measurement date of September 30.

The components of net periodic cost for our Pension Plan are presented below:

	Three months ended		Nine months ended
	June 30,		June 30,
	2024	2023	2024	2023
	(in millions)
Service cost	$0.2	$0.2	$0.5	$0.6
Pension expense other than service:
Interest cost	3.5	3.4	10.5	10.4
Expected return on plan assets	(3.3)	(3.5)	(9.9)	(10.4)
Amortization of actuarial net loss	0.8	1.0	2.4	2.8
Pension expense other than service	1.0	0.9	3.0	2.8
Net periodic cost	$1.2	$1.1	$3.5	$3.4

The amortization of actuarial losses, net of income tax, is recorded as a component of Other comprehensive income. For each of the three months ended June 30, 2024 and 2023, the amortization of actuarial net loss is shown net of income tax of $0.2 million in the condensed consolidated statements of comprehensive income. For the nine months ended June 30, 2024 and 2023, the amortization of actuarial loss is shown net of income tax of $0.6 million and $0.8 million respectively, in the condensed consolidated statements of comprehensive income.

Note 6. Stock-based Compensation Plans

We grant various forms of stock-based compensation, including market-based restricted stock units (“MRSUs”), restricted stock units, stock options and performance-based restricted stock units (“PRSUs”) under our Amended and Restated 2006 Mueller Water Products, Inc. Stock Incentive Plan (the “2006 Stock Plan”), Phantom Plan instruments under our Mueller Water Products, Inc. 2012 Phantom Plan, and Employee stock purchase plan instruments under our 2006 Employee Stock Purchase Plan. Grants issued during the nine months ended June 30, 2024 are as follows:

	Number granted	Weighted average grant date fair value per instrument	Total grant date fair value (in millions)
Quarter ended December 31, 2023
MRSUs	136,983	$18.11	$2.5
PRSUs	136,983	13.22	1.8
Restricted stock units	161,943	13.27	2.1
Phantom Plan instruments	230,523	13.22	3.0
Non-qualified stock options	457,356	3.96	1.8
Employee stock purchase plan instruments	31,139	$3.48	0.1
Total - Quarter ended December 31, 2023			$11.3

Quarter ended March 31, 2024
Restricted stock units	81,136	$15.59	$1.3
Phantom Plan instruments	2,544	15.71	—
Employee stock purchase plan instruments	35,998	$2.62	0.1
Total - Quarter ended March 31, 2024			1.4

Quarter ended June 30, 2024
Restricted stock units	55,572	$18.44	$1.0
Phantom Plan instruments	3,183	15.70	—
Employee stock purchase plan instruments	31,659	$3.01	0.1
Total - Quarter ended June 30, 2024			1.1
Total - Year to date ended June 30, 2024			$13.8

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

At June 30, 2024, the outstanding Phantom Plan instruments had a fair value of $17.92 per instrument and our liability for Phantom Plan instruments was $4.1 million and is included within Other current liabilities for amounts related to instruments scheduled to vest in twelve months or less and Other noncurrent liabilities for amounts related to instruments scheduled to vest beyond twelve months.

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

We issued 168,897 shares of common stock to settle PRSUs vested during the nine months ended June 30, 2024; no shares of common stock were issued to settle PRSUs during the three months ended June 30, 2024. Additionally, we issued 696 and 260,110 shares of common stock to settle restricted stock units vested during the three and nine months ended June 30, 2024, respectively. Finally, we issued 51,708 and 122,258 shares of common stock to settle stock options exercised during the three and nine months ended June 30, 2024, respectively. Common shares totaling 249 and 120,162 were surrendered to us to pay the applicable tax withholding obligations of equity award participants for the three and nine months ended June 30, 2024, respectively.

Operating income included stock-based compensation expense of $3.7 million and $2.7 million during the three months ended June 30, 2024 and 2023, respectively. Operating income included stock-based compensation of $10.1 million and $8.8 million during the nine months ended June 30, 2024 and 2023, respectively. At June 30, 2024, there was approximately $12.3 million of unrecognized compensation expense related to stock-based compensation arrangements, which will be expensed through May 2027.

We excluded 24,636 and 249,933 stock-based compensation instruments from the calculations of diluted earnings per share in the three months ended June 30, 2024 and 2023, respectively, and 520,420 and 1,156,428 for the nine months ended June 30, 2024 and 2023, respectively, since their inclusion would have been antidilutive.

Note 7. Supplemental Balance Sheet Information
Selected supplemental asset information is presented below:

	June 30,	September 30,
	2024	2023

	(in millions)
Inventories:
Purchased components and raw materials	$165.8	$176.9
Work in process, net	61.3	60.0
Finished goods, net	66.7	61.0
Inventories, net	$293.8	$297.9

Other current assets:
Prepaid expenses	$16.2	$17.8
Non-trade receivables	2.9	1.7
Maintenance and repair supplies and tooling	5.2	4.1
Goods to be returned	4.6	3.9
Income taxes	0.8	0.8
Workers' compensation reimbursement receivable	1.8	2.2
Other current assets	3.7	1.0
Total other current assets	$35.2	$31.5

Property, plant and equipment:
Land	$6.4	$6.4
Buildings	121.2	117.2
Machinery and equipment	535.4	525.8
Construction in progress	46.5	36.9
Total property, plant and equipment	709.5	686.3
Accumulated depreciation	(399.7)	(374.6)
Property, plant and equipment, net	$309.8	$311.7

Other noncurrent assets:
Operating lease right-of-use assets	$28.0	$23.6
Maintenance and repair supplies and tooling	20.9	21.1
Workers' compensation reimbursement receivable	4.6	2.4
Pension asset	5.5	6.6
Note receivable	1.8	1.8
Deferred financing fees	1.4	0.7
Other noncurrent assets	0.2	2.6
Total other noncurrent assets	$62.4	$58.8

Selected supplemental liability information is presented below:

	June 30,	September 30,
	2024	2023

	(in millions)
Other current liabilities:
Compensation and benefits	$47.3	$33.8
Customer rebates	14.6	14.6
Income taxes payable	15.7	8.5
Warranty accrual	8.8	8.6
Deferred revenue	5.1	9.2
Returned goods accrual	8.3	6.7
Taxes other than income taxes	2.9	2.0
Operating lease liabilities	5.5	4.9
Workers' compensation accrual	4.4	4.0
Strategic reorganization and other charges liabilities	4.1	6.6
Interest payable	0.8	5.3
Other current liabilities	8.5	11.0
Total other current liabilities	$126.0	$115.2

Other noncurrent liabilities:
Operating lease liabilities	$23.6	$19.8
Warranty accrual	4.8	7.1
Transition tax liability	1.7	3.1
Uncertain tax position liability	4.1	5.0
NMTC liability	3.9	3.9
Workers' compensation accrual	6.0	5.9
Asset retirement obligation	4.2	4.2
Deferred revenue	6.0	—
Deferred development grant	2.5	2.5
Other noncurrent liabilities	3.6	2.7
Total other noncurrent liabilities	$60.4	$54.2

Goodwill
Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis on September 1 of each fiscal year or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.
The following table summarizes information concerning our goodwill, all of which is within our Water Management Solutions segment, during the nine months ended June 30, 2024, in millions:

Balance at September 30, 2023:
Goodwill	$817.8
Accumulated impairment	(724.1)
Goodwill, net	93.7
Activity during the nine months ended June 30, 2024:
Change in foreign currency exchange rates	1.8
Balance at June 30, 2024	$95.5

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

	Three months ended		Nine months ended
	June 30,		June 30,
	2024	2023	2024	2023

	(in millions)
Net revenue, excluding intercompany:
Water Flow Solutions	$208.1	$150.1	$555.2	$472.9
Water Management Solutions	148.6	176.5	411.3	501.4
	$356.7	$326.6	$966.5	$974.3
Operating income (loss):
Water Flow Solutions	$57.8	$12.6	$137.6	$52.0
Water Management Solutions	25.5	39.0	69.6	90.3
Corporate	(16.3)	(16.0)	(53.9)	(39.8)
	$67.0	$35.6	$153.3	$102.5
Depreciation and amortization:
Water Flow Solutions	$9.1	$8.2	$28.2	$23.7
Water Management Solutions	7.1	7.6	20.8	22.3
Corporate	0.1	—	0.2	0.1
	$16.3	$15.8	$49.2	$46.1
Strategic reorganization and other charges (benefits):
Water Flow Solutions	$—	$0.1	$0.2	$0.1
Water Management Solutions	1.4	1.0	1.4	1.2
Corporate	1.5	2.8	11.1	(0.4)
	$2.9	$3.9	$12.7	$0.9
Capital expenditures:
Water Flow Solutions	$6.2	$7.5	$16.1	$23.1
Water Management Solutions	6.0	4.4	11.9	9.3
Corporate	—	—	—	—
	$12.2	$11.9	$28.0	$32.4
Water Flow Solutions disaggregated revenue:
Central	$55.2	$43.0	$148.7	$131.0
Northeast	34.4	31.7	100.1	93.4
Southeast	45.2	24.8	135.5	86.8
West	54.9	37.8	133.8	123.4
United States	189.7	137.3	518.1	434.6
Canada	16.1	9.8	30.2	29.2
Other international locations	2.3	3.0	6.9	9.1
	$208.1	$150.1	$555.2	$472.9
Water Management Solutions disaggregated revenue:
Central	$39.4	$47.4	$110.0	$133.2
Northeast	31.3	44.3	90.8	116.1
Southeast	34.7	37.1	100.2	109.8
West	28.5	31.2	72.3	93.0
United States	133.9	160.0	373.3	452.1
Canada	10.8	10.0	23.9	29.9
Other international locations	3.9	6.5	14.1	19.4
	$148.6	$176.5	$411.3	$501.4

Note 9. Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) is as follows:

	Pension actuarial amortization, net of income tax	Foreign currency translation, net of income tax	Total

	(in millions)
Balance at September 30, 2023	$(28.5)	$(20.2)	$(48.7)
Current period other comprehensive income	1.8	4.5	6.3
Balance at June 30, 2024	$(26.7)	$(15.7)	$(42.4)

For the nine months ended June 30, 2024, pension actuarial amortization included in the condensed consolidated statements of comprehensive income as a component of pension expense other than service was $2.4 million, net of income tax of $0.6 million. Refer to Note 5. Retirement Plans for further information. For the nine months ended June 30, 2024, foreign currency translation included in the condensed consolidated statements of comprehensive income was $4.5 million, net of no income tax.

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
The purchaser of U.S. Pipe has been identified as a “potentially responsible party” (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act in connection with a former manufacturing facility operated by U.S. Pipe that was in the vicinity of a proposed Superfund site located in North Birmingham, Alabama. Under the terms of the acquisition agreement relating to our sale of U.S. Pipe, we agreed to indemnify the purchaser for certain environmental liabilities, including those arising out of the former manufacturing site in North Birmingham. Accordingly, the purchaser tendered the matter to us for indemnification, which we accepted. Ultimate liability for the site will depend on many factors that have not yet been determined, including the determination of the Environmental Protection Agency’s remediation costs, the number and financial viability of the other PRPs (there are four other PRPs currently) and the determination of the final allocation of the costs among the PRPs. Since the amounts of such costs cannot be reasonably estimated at this time, no amounts have been accrued for this matter at June 30, 2024.

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
Note 11. Subsequent Events
On July 24, 2024, our Board of Directors declared a dividend of $0.064 per share on our common stock, payable on or about August 20, 2024 to stockholders of record at the close of business on August 9, 2024.

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
Overview
Business
We have two reportable segments: Water Flow Solutions and Water Management Solutions. Water Flow Solutions’ portfolio includes iron gate valves, specialty valves and service brass products. Water Flow Solutions represented approximately 50% of our fiscal 2023 net sales. Water Management Solutions’ portfolio includes fire hydrants, repair and installation, natural gas, metering, leak detection, and pressure management and control products and solutions. Water Management Solutions represented approximately 50% of our fiscal 2023 net sales.

Approximately 60% to 65% of our 2023 net sales were associated with the repair and replacement of municipal water infrastructure, approximately 25% to 30% were related to residential construction activity and approximately 5% to 10% of net sales were related to natural gas utilities and industrial applications.

In October 2023, the Israel-Hamas war caused a temporary shutdown of our facility in Ariel, Israel. While we reopened the facility in November 2023, the war caused supply chain challenges and continues to hinder our ability to most efficiently manufacture our products. These supply chain disruptions have adversely impacted, and continue to adversely impact, our ability to optimally produce and deliver our products from our facility in Ariel, Israel. Additionally, production at this facility has been adversely impacted by limited labor availability in the region. We have made investments in recruiting and training new team members, expanding our suppliers and expediting product shipments to increase production levels and meet customer delivery times.

As announced on October 28, 2023, we identified a cybersecurity incident impacting certain internal operations and information technology systems. We believe we have contained and eliminated the unauthorized access and activity. All of our facilities are fully operational and have returned to normalized operations.

The cybersecurity incident consisted of unauthorized access and deployment of ransomware by a third party to a portion of our internal information system infrastructure. The incident caused temporary disruptions and limitations of access to portions of our business applications supporting aspects of our operations including shipping, receiving and payment functions. Operational delays and investigation and remediation costs in connection with the incident adversely impacted our results for the first quarter of 2024; however, on a fiscal year-to-date basis, there was no impact to our consolidated net sales. We have restored the impacted applications and systems. As reported on November 29, 2023, we identified a separate cybersecurity incident, which primarily related to a system that was at the end of its useful life and was already in the process of being replaced in the ordinary course of business and the replacement of this system was concluded during our second quarter 2024.
In the first quarter of fiscal 2024, we incurred approximately $1.5 million of expenses related to the cybersecurity incidents. We continue to address the impacts of the cybersecurity incidents, including making enhancements to our cybersecurity processes and analyzing the data accessed, exfiltrated or otherwise impacted in connection with the cybersecurity incidents.
We believe that our channel and customer inventory levels normalized during the first quarter of 2024 and our orders and shipments reflect a more typical operating environment compared with the high backlog environment we experienced during and after the pandemic. However, the external operating environment remains dynamic as we face uncertainties and challenges emanating from the higher interest rate environment, the Israel-Hamas war and labor inflation and availability. From a comparable perspective, in fiscal year 2023, we benefited from fulfilling an elevated backlog for certain products, which has now become more normalized as we have reduced short-cycle backlog across our portfolio, particularly with regard to iron gate valve and hydrant products. For fiscal year 2024, we anticipate that consolidated net sales will increase between 0.7% and 1.5% as compared with fiscal year 2023. For the remainder of fiscal 2024, we anticipate stable demand in the municipal repair and replacement end market driven by the aging water infrastructure despite budgetary pressures on municipalities. Additionally, we anticipate that new residential construction activity, and new lot and land development, will be constrained by the higher interest rate environment, depending on the geography, after improving relative to the challenges we experienced in fiscal 2023 where Census data indicates that total housing starts decreased 12.9% compared to 2022. In July 2024, Blue Chip Economic Indicators forecasted a 2.1% decrease in housing starts for the calendar year 2024 as compared to the calendar year 2023.

For the remainder of fiscal 2024, we anticipate that inflation will continue to modestly impact manufacturing costs, primarily due to wage inflation but also raw materials and purchased parts. Inventory for the first nine months of fiscal 2024 experienced approximately 0.1% inflation. We expect external challenges to persist during the balance of fiscal year 2024. We will continue to monitor the market and economic conditions impacting our business and take appropriate actions to address inflationary and other cost pressures such as price increases, cost containment measures and supplier management, among other things.

Results of Operations

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

	Three months ended June 30, 2024
	Water Flow Solutions	Water Management Solutions	Corporate	Total

	(in millions)
Net sales	$208.1	$148.6	$—	$356.7
Gross profit	$81.9	$49.5	$—	$131.4
Operating expenses:
Selling, general and administrative	24.1	22.6	14.8	61.5
Strategic reorganization and other charges	—	1.4	1.5	2.9
Total operating expenses	24.1	24.0	16.3	64.4
Operating income (loss)	$57.8	$25.5	$(16.3)	67.0
Non-operating expenses:
Pension expense other than service				1.0
Interest expense, net				2.8
Income before income taxes				63.2
Income tax expense				15.9
Net income				$47.3

	Three months ended June 30, 2023
	Water Flow Solutions	Water Management Solutions	Corporate	Total

	(in millions)
Net sales	$150.1	$176.5	$—	$326.6
Gross profit	$33.6	$66.5	$—	$100.1
Operating expenses:
Selling, general and administrative	20.9	26.5	13.2	60.6
Strategic reorganization and other charges	0.1	1.0	2.8	3.9
Total operating expenses	21.0	27.5	16.0	64.5
Operating income (loss)	$12.6	$39.0	$(16.0)	35.6
Non-operating expenses:
Pension benefit other than service				0.9
Interest expense, net				3.8
Income before income taxes				30.9
Income tax expense				6.4
Net income				$24.5

Consolidated Analysis
Net sales for the three months ended June 30, 2024 were $356.7 million as compared with $326.6 million in the prior year period, an increase of $30.1 million or 9.2%, primarily as a result of net higher volumes and, to a lesser extent, higher pricing. The Israel-Hamas war negatively impacted Net sales by about 3%.

Gross profit for the three months ended June 30, 2024 was $131.4 million as compared with $100.1 million in the prior year period, an increase of $31.3 million or 31.3%, primarily as a result of favorable manufacturing performance, higher volumes and favorable price/cost. The Israel-Hamas war negatively impacted Gross profit by about 7%. Inflation impacted Cost of sales by approximately 2% and Gross profit by approximately 4%. As a result, Gross margin was 36.8% in the three months ended June 30, 2024 as compared with 30.6% in the prior year period.

Selling, general and administrative expenses (“SG&A”) for the three months ended June 30, 2024 were $61.5 million as compared with $60.6 million in the prior year period, an increase of $0.9 million or 1.5%, primarily due to an increase in employee incentives and approximately 3% inflation, partially offset by lower salary and benefit expense associated with our restructuring activities, and lower third-party fees. SG&A as a percentage of net sales was 17.2% and 18.6% for the three months ended June 30, 2024 and June 30, 2023, respectively.

Strategic reorganization and other charges for the three months ended June 30, 2024 were $2.9 million and consisted of $1.4 million related to a non-cash asset impairment in addition to expenses associated with our leadership transition, severance and certain transaction-related expenses. Strategic reorganization and other charges for the three months ended June 30, 2023 were $3.9 million and consisted of severance and certain transaction-related expenses.

Net interest expense for the three months ended June 30, 2024 was $2.8 million as compared with $3.8 million in the prior year period, a decrease of $1.0 million or 26.3%, primarily due to higher interest income, partially offset by lower capitalized interest. The components of net interest expense are as shown below:

	Three months ended
	June 30,
	2024	2023

	(in millions)
4.0% Senior Notes	$4.5	$4.5
Deferred financing costs amortization	0.2	0.1
ABL Agreement	0.2	0.3
Capitalized interest	—	(0.3)
Other interest expense	0.2	0.1
Total interest expense	5.1	4.7
Interest income	(2.3)	(0.9)
Interest expense, net	$2.8	$3.8

The reconciliation between the U.S. federal statutory income tax rate and the effective income tax rate is presented below:

	Three months ended
	June 30,
	2024	2023
U.S. federal statutory income tax rate	21.0%	21.0%
Adjustments to reconcile to the effective tax rate:
State income taxes, net of federal benefit	3.5	3.2
Tax credits	(1.8)	(3.5)
Global Intangible Low-Taxed Income	(0.1)	1.1
Foreign income tax rate differential	(0.4)	(2.2)
Nondeductible compensation	1.0	0.9
Uncertain tax positions	0.4	—
Valuation allowances	0.7	—
Other	0.9	0.2
Effective income tax rate	25.2%	20.7%

Segment Analysis

Water Flow Solutions

Net sales for the three months ended June 30, 2024 were $208.1 million as compared with $150.1 million in the prior year period, an increase of $58.0 million or 38.6%, primarily as a result of higher volumes and, to a lesser extent, higher pricing across most product lines.

Gross profit for the three months ended June 30, 2024 was $81.9 million as compared with $33.6 million in the prior year period, an increase of $48.3 million or 143.8%. This increase was primarily a result of favorable manufacturing performance driven by labor and overhead efficiencies, higher volumes across most product lines and, to a lesser extent, favorable price/cost. Inflation negatively impacted Cost of sales by approximately 3% and Gross profit by approximately 4%. As a result, Gross margin was 39.4% in the three months ended June 30, 2024 and 22.4% in the prior year period.

SG&A for the three months ended June 30, 2024 was $24.1 million as compared with $20.9 million in the prior year period, an increase of $3.2 million or 15.3%, primarily as a result of higher employee incentives, and inflation of approximately 3%, partially offset by lower salary and benefit expense, and third-party fees. SG&A as a percentage of net sales was 11.6% and 13.9% in the three months ended June 30, 2024 and 2023, respectively.

Water Management Solutions

Net sales for the three months ended June 30, 2024 were $148.6 million as compared with $176.5 million in the prior year period, a decrease of $27.9 million or 15.8%, as a result of lower volumes, primarily with respect to fire hydrants as well as negative impacts from the Israel-Hamas war, partially offset by higher pricing across most product lines.

Gross profit for the three months ended June 30, 2024 was $49.5 million as compared with $66.5 million in the prior year period, a decrease of $17.0 million or 25.6%. The decrease was primarily driven by lower volumes across most product lines and the impact from the Israel-Hamas war. The decrease was partially offset by favorable price/cost. Inflation negatively impacted Cost of sales by approximately 1%, and Gross profit by approximately 3%. Gross margin was 33.3% in the three months ended June 30, 2024 as compared with 37.7% in the prior year period.

SG&A for the three months ended June 30, 2024 was $22.6 million as compared with $26.5 million in the prior year period, a decrease of $3.9 million or 14.7%, primarily due to lower salary and benefit expense associated with our restructuring activities, and third-party fees. The decrease was partially offset by higher employee incentives, and approximately 4% inflation. SG&A as a percentage of net sales was 15.2% and 15.0% in the three months ended June 30, 2024 and 2023, respectively.

Corporate

SG&A for the three months ended June 30, 2024 was $14.8 million as compared with $13.2 million in the prior year period, an increase of $1.6 million or 12.1%, primarily as a result of higher employee incentive costs and third-party fees, and approximately 3% inflation. The increase was partially offset by lower salary and benefit expense as a result of restructuring activities we undertook in the third quarter of 2023.

Nine Months Ended June 30, 2024 Compared to Nine Months Ended June 30, 2023

	Nine months ended June 30, 2024
	Water Flow Solutions	Water Management Solutions	Corporate	Total

	(in millions)
Net sales	$555.2	$411.3	$—	$966.5
Gross profit	$205.7	$142.4	$—	$348.1
Operating expenses:
Selling, general and administrative	67.9	71.4	42.8	182.1
Strategic reorganization and other charges	0.2	1.4	11.1	12.7
Total operating expenses	68.1	72.8	53.9	194.8
Operating income (loss)	$137.6	$69.6	$(53.9)	153.3
Non-operating expenses:
Pension expense other than service				3.0
Interest expense, net				9.7
Other expense				1.6
Income before income taxes				139.0
Income tax expense				33.1
Net income				$105.9

	Nine months ended June 30, 2023
	Water Flow Solutions	Water Management Solutions	Corporate	Total

	(in millions)
Net sales	$472.9	$501.4	$—	$974.3
Gross profit	$117.4	$173.7	$—	$291.1
Operating expenses:
Selling, general and administrative	65.3	82.2	40.2	187.7
Strategic reorganization and other charges (benefits)	0.1	1.2	(0.4)	0.9
Total operating expenses	65.4	83.4	39.8	188.6
Operating income (loss)	$52.0	$90.3	$(39.8)	102.5
Non-operating expenses:
Pension benefit other than service				2.8
Interest expense, net				11.4
Income before income taxes				88.3
Income tax expense				20.0
Net income				$68.3

Consolidated Analysis

Net sales for the nine months ended June 30, 2024 were $966.5 million as compared with $974.3 million in the prior year period, a decrease of $7.8 million or 0.8%, primarily as a result of lower volumes, including a negative impact from the Israel-Hamas war of less than 2%, partially offset by higher pricing across most product lines.

Gross profit for the nine months ended June 30, 2024 was $348.1 million as compared with $291.1 million in the prior year period, an increase of $57.0 million or 19.6%, primarily as a result of favorable manufacturing performance related to labor, overhead, and logistic efficiencies, and favorable price/cost. This increase was partially offset by overall lower volumes, negative impacts from the Israel-Hamas war of less than 4% and inflation, which impacted Cost of sales by 1% and Gross profit by 2%. As a result, Gross margin increased 610 basis points to 36.0% in the nine months ended June 30, 2024 as compared with 29.9% in the prior year period.

Selling, general and administrative expenses (“SG&A”) for the nine months ended June 30, 2024 were $182.1 million as compared with $187.7 million in the prior year period, a decrease of $5.6 million or 3.0%, primarily due to a decrease in salary and benefit expense associated with our restructuring activities, third-party fees, and engineering materials expense, partially offset by higher employee incentives, higher costs associated with approximately 3% inflation, and the impact of foreign currency fluctuation. SG&A as a percentage of net sales was 18.8% and 19.3% for the nine months ended June 30, 2024 and June 30, 2023, respectively.

Strategic reorganization and other charges for the nine months ended June 30, 2024 were $12.7 million, primarily consisting of $5.6 million associated with our leadership transition, certain transaction-related expenses, $1.5 million related to the cybersecurity incidents, $1.4 million related to a non-cash asset impairment, and severance. Strategic reorganization and other charges for the nine months ended June 30, 2023 were $0.9 million, which related to severance and certain transaction-related expenses partially offset by a $4.0 million gain, before tax, on the sale of our Aurora, Illinois facility.

Net interest expense for the nine months ended June 30, 2024 was $9.7 million as compared with $11.4 million in the prior year period, a decrease of $1.7 million or 14.9%, primarily due to higher interest income, partially offset by lower capitalized interest. The components of net interest expense are below:

	Nine months ended
	June 30,
	2024	2023

	(in millions)
4.0% Senior Notes	$13.5	$13.5
Deferred financing costs amortization	0.7	0.7
ABL Agreement	0.7	0.7
Capitalized interest	(0.1)	(1.8)
Other interest expense	0.5	0.4
Total interest expense	15.3	13.5
Interest income	(5.6)	(2.1)
Interest expense, net	$9.7	$11.4

Other expense for the nine months ended June 30, 2024 was $1.6 million from the release of an indemnification receivable related to an expired uncertain tax position. There was no Other expense in the nine months ended June 30, 2023.

The reconciliation between the U.S. federal statutory income tax rate and the effective income tax rate is presented below:

	Nine months ended
	June 30,
	2024	2023
U.S. federal statutory income tax rate	21.0%	21.0%
Adjustments to reconcile to the effective tax rate:
State income taxes, net of federal benefit	3.5	3.2
Excess tax deficit related to stock-based compensation	—	0.2
Tax credits	(1.8)	(2.8)
Global Intangible Low-Taxed Income	(0.1)	1.1
Foreign income tax rate differential	(0.4)	(2.2)
Nondeductible compensation	1.0	0.9
Uncertain tax positions	(0.7)	—
Valuation allowances	0.4	—
Other	0.9	1.3
Effective income tax rate	23.8%	22.7%

During the nine months ended June 30, 2024, we recorded $1.6 million in income tax benefits due to the release of an uncertain tax position that expired on December 31, 2023 that was related to the release of an indemnification receivable recorded in Other expense.

Segment Analysis

Water Flow Solutions

Net sales for the nine months ended June 30, 2024 were $555.2 million as compared with $472.9 million in the prior year period, an increase of $82.3 million or 17.4%, primarily as a result of higher volumes and, to a lesser extent, higher pricing across most product lines.

Gross profit for the nine months ended June 30, 2024 was $205.7 million as compared with $117.4 million in the prior year period, an increase of $88.3 million or 75.2%. Gross margin was 37.0% in the nine months ended June 30, 2024 and 24.8% in the prior year period. This increase was primarily a result of favorable manufacturing performance driven by labor, overhead, and logistic efficiencies, as well as higher volumes and favorable price/cost across most product lines. Additionally, Cost of sales and Gross profit were negatively impacted by approximately 1% and 2% inflation, respectively.

SG&A for the nine months ended June 30, 2024 was $67.9 million as compared with $65.3 million in the prior year period, an increase of $2.6 million or 4.0%, primarily as a result of increased employee incentives and approximately 3% inflation, partially offset by lower salary and benefit expense associated with our restructuring activities, and third-party fees. SG&A as a percentage of net sales was 12.2% and 13.8% in the nine months ended June 30, 2024 and 2023, respectively.

Water Management Solutions

Net sales for the nine months ended June 30, 2024 were $411.3 million as compared with $501.4 million in the prior year period, a decrease of $90.1 million or 18.0%, primarily as a result of lower volumes largely due to fire hydrants, including the impact of the Israel-Hamas war, partially offset by higher pricing across most product lines.

Gross profit for the nine months ended June 30, 2024 was $142.4 million as compared with $173.7 million in the prior year period, a decrease of $31.3 million or 18.0%. This decrease was primarily a result of inefficiencies associated with lower volumes including the impact of the Israel-Hamas war, partially offset by favorable price/cost and favorable manufacturing performance. Gross margin was 34.6% in both the nine months ended June 30, 2024 and the prior year period.

SG&A for the nine months ended June 30, 2024 was $71.4 million as compared with $82.2 million in the prior year period, a decrease of $10.8 million or 13.1%, primarily due to lower salary and benefit expense associated with our restructuring activities, third-party fees, and engineering materials expense, partially offset by higher employee incentives, higher costs associated with approximately 4% inflation, and unfavorable foreign currency fluctuation. SG&A as a percentage of net sales was 17.4% and 16.4% in the nine months ended June 30, 2024 and 2023, respectively.

Corporate

SG&A for the nine months ended June 30, 2024 was $42.8 million as compared with $40.2 million in the prior year period, an increase of $2.6 million or 6.5%, primarily as a result of higher costs associated with increased employee incentives, approximately 3% inflation, and higher third-party fees partially offset by lower salary and benefit expense associated with restructuring activities we undertook in 2023, and lower travel expense.

Liquidity and Capital Resources
We had cash and cash equivalents on hand of $243.3 million at June 30, 2024 and $162.6 million of additional borrowing capacity under our ABL based on June 30, 2024 data. At June 30, 2024, cash and cash equivalents included $75.5 million, $8.0 million and $9.6 million in Israel, Canada, and China, respectively.
We declared a quarterly dividend of $0.064 per share on July 24, 2024, payable on or about August 20, 2024 to stockholders of record as of August 9, 2024, which will result in an estimated $10.0 million cash outlay.
We repurchased $10.0 million of our outstanding common stock during the nine months ended June 30, 2024 under our publicly announced share repurchase program, and as of June 30, 2024, we had $80.0 million remaining under our share repurchase authorization.
The ABL and 4.0% Senior Notes contain customary representations and warranties, covenants and provisions governing an event of default.  These covenants limit our ability to engage in certain specified activities, including but not limited to the payment of dividends and the redemption of our common stock.
Net cash provided by operating activities was $149.5 million during the nine months ended June 30, 2024 as compared with net cash provided by operating activities of $52.5 million in the prior year period. The increase in net operating cash flow was primarily driven by higher net income and improvements in working capital compared with the prior year period.
Capital expenditures were $28.0 million in the nine months ended June 30, 2024 as compared with $32.4 million in the prior year period. Capital expenditures decreased primarily as a result of lower expenditures associated with the new Decatur foundry as compared with the prior year period. For the fiscal year 2024, we have provided guidance that our capital expenditures are expected to be between $40.0 million and $45.0 million.
We anticipate that our existing cash, cash equivalents and borrowing capacity combined with our expected operating cash flows will be sufficient to meet our anticipated operating needs, income tax payments, capital expenditures and debt service obligations as they become due through the next twelve months from the date of this filing. However, our ability to make these payments will depend largely on our future operating performance, which may be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control.

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

On March 28, 2024, we amended our ABL to, among other things, (i) extend the maturity date from July 29, 2025 to the earlier of (a) March 28, 2029 and (b) 91 days prior to the stated maturity date of the Company’s 4.0% Senior Notes due June 15, 2029 (as may be extended from time to time in accordance with the Indenture governing the notes) if the 4.0% Senior Notes are then outstanding, (ii) decrease the grid-based interest rate margins by approximately 50 basis points to 150 basis points for Secured Overnight Financing Rate (“SOFR”) loans and 50 basis points for base rate loans when average availability is greater than 50% of the aggregate revolving commitments, and to 175 basis points for SOFR loans and 75 basis points for base rate loans, when average availability is less than or equal to 50% of the aggregate revolving credit commitments and (iii) replace the previously fixed 37.5 basis point unused commitment fee with a grid-based, quarterly unused commitment fee equal to (a) 37.5 basis points if average daily outstanding credit extensions for such quarter under the ABL (“Total Outstandings”) are less than or equal to 50% of the aggregate revolving credit commitments or (b) 25.0 basis points if Total Outstandings for such quarter are greater than or equal to 50% of the aggregate revolving credit commitments. We incurred approximately $0.9 million in debt issuance costs in connection with the ABL amendment which were capitalized and will be amortized over the term of the ABL.

Borrowings under the ABL bear interest at a floating rate equal to SOFR plus an adjustment of 10 basis points plus an applicable margin range of 150 to 175 basis points, or a base rate, as defined in the ABL, plus an applicable margin range of 50 to 75 basis points. At June 30, 2024, the applicable margin for SOFR-based loans was 150 basis points and for base rate loans was 50 basis points.

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

The ABL includes a commitment fee for any unused borrowing capacity of 37.5 basis points per annum when the unused capacity is above 50% of the credit commitments, with a step down to 25.0 basis points per annum when unused capacity is less than or equal to 50% of the credit commitments. At June 30, 2024, the commitment fee was 37.5 basis points.

Borrowings are not subject to any financial maintenance covenants unless excess availability is less than the greater of $17.5 million and 10% of the Loan Cap as defined in the ABL. Excess availability based on June 30, 2024 data was $162.6 million, as reduced by $12.2 million of outstanding letters of credit and $0.2 million of accrued fees and expenses.

4.0% Senior Unsecured Notes

On May 28, 2021, we privately issued $450.0 million of 4.0% Senior Unsecured Notes (“4.0% Senior Notes”), which mature on June 15, 2029, and bear interest at 4.0%, paid semi-annually in June and December. We capitalized $5.5 million of financing costs which are being amortized over the term of the 4.0% Senior Notes using the effective interest method. Substantially all of our United States subsidiaries guarantee the 4.0% Senior Notes, which are subordinate to borrowings under our ABL. Based on quoted market prices, which is a Level 1 measurement, the outstanding 4.0% Senior Notes had a fair value of $411.3 million at June 30, 2024.

An indenture governing the 4.0% Senior Notes (“Indenture”) contains customary covenants and events of default, including covenants that limit our ability to incur certain debt and liens. There are no financial maintenance covenants associated with the Indenture. We believe we were in compliance with these covenants at June 30, 2024.

We may redeem some or all of the 4.0% Senior Notes at any time after June 15, 2024, at specified redemption prices. Upon a Change of Control, as defined in the Indenture, we could be required to offer to purchase the 4.0% Senior Notes at a price equal to 101% of the outstanding principal amount if there is a Ratings Decline (as defined in the Indenture).

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

Material Cash Requirements

We enter into a variety of contractual obligations as part of our normal operations in addition to capital expenditures. As of June 30, 2024, we had (i) debt obligations related to our $450.0 million 4.0% Senior Notes which mature in 2029 and include annual cash interest payments of $18.0 million in 2024 through 2029, (ii) cumulative cash obligations of $34.5 million for operating leases through 2034 and $2.3 million for finance leases through 2030, and (iii) purchase obligations for raw materials and other parts of approximately $125.6 million which we expect to incur during the next 12 months and $1.7 million beyond June 30, 2025. Additionally, we may continue to invest to strengthen our systems, cybersecurity training, policies, programs, response plans and other similar measures. We expect to fund these cash requirements from cash on hand and cash generated from operations.

Off-Balance Sheet Arrangements
We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose” entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, at June 30, 2024, we did not have any undisclosed borrowings, debt, derivative contracts or synthetic leases. Therefore, we were not exposed to any financing, liquidity, market or credit risk that could have arisen had we engaged in such relationships.

We use letters of credit and surety bonds in the ordinary course of business to ensure the performance of contractual obligations. At June 30, 2024, we had $12.2 million of letters of credit and $13.4 million of surety bonds outstanding.

Seasonality

Our business is seasonal as a result of the impact of cold weather conditions. Net sales and operating income historically have been lowest in the three-month periods ending December 31 and March 31 when the northern United States and most of Canada generally face weather conditions that restrict significant construction activity. Therefore, the results of operations for the three and nine months ended June 30, 2024 are not necessarily indicative of operating results that may be achieved for any other interim period or the full year.

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

Item 4.    CONTROLS AND PROCEDURES

There have been no changes in our internal control over financial reporting which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended June 30, 2024.

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

We repurchased no shares of our common stock during the three months ended June 30, 2024 pursuant to this authorization, and as of June 30, 2024, we had $80.0 million remaining under our share repurchase authorization.

During the three months ended June 30, 2024, 249 shares were surrendered to us to pay the tax withholding obligations of participants in connection with the vesting of equity awards.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs (in millions)
April 1-30, 2024	249	$15.84	—	$80.0
May 1-31, 2024	—	—	—	80.0
June 1-30, 2024	—	—	—	$80.0
Total	249	$15.84	—

Item 5.     OTHER INFORMATION

(c) Our Section 16 officers and directors, as defined in Rule 16a-1(f) of the Securities and Exchange Act of 1934 (the “Exchange Act”), may from time to time enter into plans for the purchase or sale of our common stock that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act. During the quarter ended June 30, 2024, the following directors adopted “Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K of the Exchange Act):

Brian Healy, a Member of the Board of Directors, adopted a written trading plan on May 15, 2024. The trading plan’s maximum duration is until January 30, 2025. The first trade will not occur until August 14, 2024. The trading plan is intended to permit Mr. Healy to purchase up to $75,000 worth of shares of common stock of the Company, subject to certain conditions.

Christine Ortiz, a Member of the Board of Directors, adopted a written trading plan on May 10, 2024. The trading plan’s maximum duration is until March 7, 2025. The first trade will not occur until August 14, 2024. The trading plan is intended to permit Dr. Ortiz to sell up to 20,760 shares of common stock of the Company, subject to certain conditions.

Each of these trading plans was adopted during an open trading window.

No other Section 16 officers or directors, as defined in Rule 16a-1(f), adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, during the three months ended June 30, 2024.
Item 6.     EXHIBITS

Exhibit No.	Document
10.1+*	Letter Agreement, amending Employment Agreement dated August 21, 2023, by and between Mueller Water Products, Inc. and Paul McAndrew.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

MUELLER WATER PRODUCTS, INC.
Date:	August 6, 2024	By:	/s/ Suzanne G. Smith
Suzanne G. Smith
Chief Accounting Officer