Form 10-K
period 2024-09-30
Mueller Water Products, Inc.
filed 2024-11-20
CIK 1350593

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2024
OR
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒ Yes ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.) ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one): ☒ Large accelerated filer     ☐ Accelerated filer ☐ Non-accelerated filer     ☐ Smaller reporting company         ☐ Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant had filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes ☒ No
There were 156,252,093 shares of common stock of the registrant outstanding at November 15, 2024. At March 31, 2024, the aggregate market value of the voting and non-voting common stock held by non-affiliates (assuming only for purposes of this computation that directors and executive officers may be affiliates) was $2,466.9 million based on the closing price per share as reported on the New York Stock Exchange.
DOCUMENTS INCORPORATED BY REFERENCE
Applicable portions of the Proxy Statement for our upcoming 2025 Annual Meeting of Stockholders of the Company are incorporated by reference into Part III of this Form 10-K.

Introductory Note
In this Annual Report on Form 10-K (“Annual Report”), (1) the “Company,” “we,” “us” and “our” refer to Mueller Water Products, Inc. and its subsidiaries; (2) “Water Flow Solutions” refers to our Water Flow Solutions segment; (3) “Water Management Solutions” refers to our Water Management Solutions segment; (4) “Anvil” refers to our former Anvil segment, which we sold on January 6, 2017; and (5) “U.S. Pipe” refers to our former U.S. Pipe segment, which we sold on April 1, 2012. With regard to the Company’s segments, “we,” “us” and “our” may also refer to the segment being discussed.
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
Industry and Market Data
In this Annual Report, we rely on and refer to information and statistics from third-party sources regarding economic conditions and trends, the demand for our water infrastructure, flow control, technology, and other products and services as well as the competitive conditions we face in serving our customers and end users. We believe these sources of information and statistics are reasonably accurate, but we have not independently verified them.
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

Actual results and the timing of events may differ materially from those contemplated by the forward-looking statements due to a number of factors, including, without limitation, logistical challenges and supply chain disruptions, geopolitical conditions, including the Israel-Hamas war, public health crises, or other events; inventory and in-stock positions of our distributors and end customers; an inability to realize the anticipated benefits from our operational initiatives, including our large capital investments in Decatur, Illinois, plant closures, and reorganization and related strategic realignment activities; an inability to attract or retain a skilled and diverse workforce, including executive officers, increased competition related to the workforce and labor markets; an inability to protect the Company’s information systems against further service interruption, risks resulting from possible future cybersecurity incidents, misappropriation of data or breaches of security; failure to comply with personal data protection and privacy laws; cyclical and changing demand in core markets such as municipal spending, residential construction, and natural gas distribution; government monetary or fiscal policies; the impact of adverse weather conditions; the impact of manufacturing and product performance; the impact of wage, commodity and materials price inflation; foreign exchange rate fluctuations; the impact of interest rates; the impact of warranty charges and claims, and related accommodations; the strength of our brands and reputation; an inability to successfully resolve significant legal proceedings or government investigations; compliance with environmental, trade and anti-corruption laws and regulations; climate change and legal or regulatory responses thereto; changing regulatory, trade and tariff conditions; the failure to integrate and/or realize any of the anticipated benefits of acquisitions or divestitures; an inability to achieve some or all of our goals in environmental and sustainability programs; and other factors that are described in the section entitled “RISK FACTORS” in Item 1A of this Annual Report.
Forward-looking statements do not guarantee future performance and are only as of the date they are made. The Company undertakes no duty to update its forward-looking statements except as required by law. Undue reliance should not be placed on any forward-looking statements. You are advised to review any further disclosures the Company makes on related subjects in subsequent Forms 10-K, 10-Q, 8-K and other reports filed with the United States Securities and Exchange Commission.

PART I
Item 1.BUSINESS

Our Company
Mueller Water Products, Inc. (“Mueller,” “we,” “our,” or the “Company”) is a leading manufacturer and marketer of products and services used in the transmission, distribution and measurement of water in North America. Our products and services are used by municipalities and the residential and non-residential construction industries. Some of our products have leading positions as a result of their strong brand recognition and reputation for quality, service and innovation. We believe we have one of the largest installed bases of iron gate valves and fire hydrants in the United States. Our iron gate valve or fire hydrant products are specified for use in the largest 100 metropolitan areas in the United States. Our large installed base, broad product range and well-known brands have led to long-standing relationships with the key distributors and end users of our products. Our consolidated net sales were $1,314.7 million in 2024.

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
Organization Updates
In August 2023, Marietta Edmunds Zakas was appointed to Chief Executive Officer and to the Board of Directors. Ms. Zakas formerly served as our Chief Financial Officer. In May 2024, Paul McAndrew, Chief Operating Officer, was promoted to President and Chief Operating Officer. In September 2024, we announced that Steven S. Heinrichs, the Company’s Chief Financial Officer (“CFO”) and Chief Legal and Compliance Officer, will be transitioning from his position effective on or about December 31, 2024. Mr. Heinrichs will continue to serve as CFO and Chief Legal and Compliance Officer until a new CFO has been named.
Water Flow Solutions
The Water Flow Solutions product portfolio includes iron gate valves, specialty valves and service brass products. Net sales of products in the Water Flow Solutions business unit were approximately 57% of fiscal 2024 consolidated net sales.

Water Management Solutions
The Water Management Solutions product and service portfolio includes fire hydrants, repair and installation, natural gas, metering, leak detection, as well as pressure management and control products and solutions. Net sales of products and services in the Water Management Solutions business unit were approximately 43% of fiscal 2024 consolidated net sales.

Business Strategy
Our business strategy is to capitalize on the large, attractive and growing water infrastructure markets worldwide. Key elements of this strategy are as follows:
Improve operational excellence and expand capabilities.
We expect to make disciplined investments in our commercial and operational capabilities to drive additional performance improvements. We are focused on improving operational excellence, increasing supply chain efficiencies and developing advanced manufacturing capabilities to drive productivity across our facilities. We expect these efforts will drive sales growth, improve product margins, and facilitate innovation and new product development. Productivity improvements within our facilities should allow us to lower costs, which can help fund additional manufacturing initiatives and continued investment in product development.
Since 2018, we have prioritized capital investments to modernize our manufacturing facilities and processes, expand capacity and capabilities for domestic manufacturing and accelerate new product development. We believe these investments will drive margin expansion by lowering costs, expanding our product portfolio, and improving product quality. We have completed our large valve manufacturing expansion in Chattanooga, Tennessee and a new facility in Kimball, Tennessee, which included consolidating multiple facilities. Additionally, our new brass foundry in Decatur, Illinois is operational, and in the first half of our fiscal 2025, we expect to close our old brass foundry which was built in the early 1900s. We expect these investments to support our domestic manufacturing capabilities for specialty and large valves and to capitalize on the growing need for highly engineered valves required for water infrastructure projects. Additionally, we expect these investments to drive operational efficiencies, expand capabilities for American-made products, advance our sustainability environmental initiatives, and help accelerate product development.
Accelerate sales growth through enhanced customer experience and innovation.
We plan to continue to invest in process improvements to support our objective of being the preferred partner for our customers. We are making disciplined investments in our commercial teams to enhance our customer experience to further differentiate us in the market and support our opportunities for net sales growth. Expanding our systems and employee capabilities will allow us to improve our customer experience. We continue to invest time and resources to deepen our channel partnerships’ end-customer relationships to increase our presence in the fastest-growing markets. Additionally, we seek to attract and retain customers through product training and engineering resources to ascertain, educate and understand project requirements. We plan to continue to invest in our product development capabilities, including our research and development processes, to develop and market new products and services. We expect to add new products to our portfolio and offer new products in different end markets.
Foster culture through purpose, collaboration, inclusion and effectiveness.
We believe our employees are our greatest asset, and we strive to provide a safe, inclusive, high-performance culture where our people can thrive. We endeavor to recruit, develop, engage, train and protect our workforce. Our core values of respect, integrity, trust, safety and inclusion shape our culture and define who we are. We are making investments to enhance collaboration and teamwork throughout the organization to create a culture of talent development, enabling us to execute on our strategic opportunities and make Mueller a preferred place to work. We prioritize employee engagement and transparency by implementing programs and processes to provide our employees with opportunities to ask questions, voice concerns and share feedback. This communication is accomplished in part by conducting employee satisfaction surveys, global town halls and facility employee meetings.
Continue to seek, acquire, and invest in businesses and technologies that expand our existing portfolio or allow us to enter new markets.
We will continue to evaluate the acquisition of strategic businesses, technologies and product lines that have the potential to strengthen our competitive position, enhance or expand our existing product and service offerings, expand our technological capabilities, leverage our manufacturing capabilities, provide synergistic opportunities, enhance our customer relationships or allow us to enter new markets.  As part of this strategy, we have pursued, and may continue to pursue, international opportunities, including acquisitions, joint ventures and partnerships.

Description of Products and Services
We offer a broad line of water infrastructure, and flow control products and services primarily in the United States and Canada. Water Flow Solutions sells iron gate and specialty valves, and service brass products. Water Management Solutions sells fire hydrants, repair and installation, natural gas, metering, leak detection and pressure management and control products and solutions. Our products are designed, manufactured and tested in compliance with relevant industry standards. Our water distribution products are manufactured to meet or exceed American Water Works Association (“AWWA”) standards and, where applicable, certified to National Science Foundation (“NSF”)/American National Standards Institute (“ANSI”) Standard 61 for potable water conveyance. Underwriters Laboratory (“UL”) and FM Approvals (“FM”), two third-party certification companies, have approved many of these products. Additionally, our products are typically specified by a water utility for use in its infrastructure system.
, leak detection and pressure control products
Water Flow Solutions
Water Flow Solutions’ product portfolio includes iron gate valves, specialty valves and service brass products. We recognized $755.5 million, $634.4 million and $714.1 million of net sales in our 2024, 2023 and 2022 fiscal years, respectively, for Water Flow Solutions products and solutions.

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
Water Management Solutions
Water Management Solutions’ portfolio includes fire hydrants, repair and installation, natural gas, metering, leak detection and pressure management and control products and solutions. We recognized $559.2 million, $641.3 million and $533.3 million of net sales in our 2024, 2023, and 2022 fiscal years respectively, for Water Management Solutions products and solutions.

Fire Hydrants.  Water Management Solutions manufactures dry-barrel and wet-barrel fire hydrants. Water Management Solutions sells fire hydrants for new water infrastructure development, fire protection systems and water infrastructure repair and replacement projects.
Our fire hydrants consist of an upper barrel and nozzle section and a lower barrel and valve section that connect to a water main. In dry-barrel fire hydrants, the valve connecting the barrel of the hydrant to the water main is located below ground at or below the frost line, which keeps the upper barrel dry. Water Management Solutions sells dry-barrel fire hydrants under the Mueller and U.S. Pipe Valve and Hydrant brand names in the United States and Mueller and the Canada Valve™ brand names in Canada. Water Management Solutions also makes wet-barrel fire hydrants, where the valves are located in the hydrant nozzles and the barrel contains water at all times. Wet-barrel fire hydrants are made for warm weather climates, such as in California and Hawaii, and are sold under the Jones® brand name.
Most municipalities have approved a limited number of fire hydrant brands for installation as a result of their desire to use the same tools and operating instructions across their systems and to minimize spare part inventories. We believe the large installed base of Mueller fire hydrants throughout the United States and Canada, reputation for superior quality and performance as well as specified position have contributed to the leading market position of our fire hydrants. This large installed base also leads to recurring sales of replacement fire hydrants and hydrant parts.
Repair Products and Services. Water Management Solutions also sells pipe repair products, such as couplings, grips and clamps used to repair leaks, under the HYMAX®, Mueller® and Krausz® brand names.
Natural Gas Distribution Products. Water Management Solutions produces machines and tools for tapping, drilling, extracting, installing and stopping-off, which are designed to work with its water and gas fittings and valves as an integrated system. We also provide gas valve products primarily for use in gas distribution systems.
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
Water Metering Products and Systems. Water Management Solutions manufactures and sources a variety of water technology products under the Mueller® brand name that are designed to help water providers accurately measure and control water usage. Water Management Solutions offers residential, fire protection and commercial metering solutions. Residential and commercial water meters are generally classified as either manually read meters or remotely read meters via radio technology. A manually read meter consists of a water meter and a register that gives a visual meter reading display. Meters equipped with radio transmitters (endpoints) use encoder registers to convert the measurement data from the meter (mechanical or static) into an encrypted digital format which is then transmitted via radio frequency to a receiver that collects and formats the data appropriately for water utility billing systems. These remotely or electronically read systems are either automatic meter reading (“AMR”) systems or fixed network advanced metering infrastructure (“AMI”) systems. With an AMR system, utility personnel with mobile equipment, including a radio receiver, computer and reading software, collect the data from utilities’ meters. With an AMI system, a network of permanent data collectors or gateway receivers that are always active or listening for the radio transmission from the utilities’ meters gathers the data. Water Management Solutions sells both AMR and AMI systems and related products. Our remote disconnect water meter enables the water flow to be stopped and started remotely via a handheld device or from a central operating facility.

Manufacturing
See “Item 2. PROPERTIES” for a description of our principal manufacturing facilities.
We will continue to expand the use of Lean manufacturing and Six Sigma business process improvement methodologies where appropriate to safely capture higher levels of quality, service and operational efficiency in our manufacturing facilities in both segments.
Mueller Water Products operates ten manufacturing facilities located in the United States, Israel and China. These manufacturing operations include foundry, machining, fabrication, assembly, testing and painting operations. Not all facilities perform each of these operations. Our existing manufacturing capacity is sufficient for anticipated near-term requirements. To meet longer-term capacity requirements and modernize some production facilities, we have expanded the large valve casting capabilities at the facility located in Chattanooga, Tennessee, and added a new facility nearby in Kimball, Tennessee to expand domestic manufacturing capabilities for specialty large valves. Additionally, our new brass foundry in Decatur, Illinois, is operational and in the first half of our fiscal 2025, we expect to close our old brass foundry that was built in the 1900s. Our foundries use both lost foam and green sand-casting techniques. We use the lost foam technique for fire hydrant production in our Albertville, Alabama facility and for iron gate valve production in our Chattanooga, Tennessee facility. The lost foam technique has several advantages over the green sand technique, especially for high-volume products, including a reduction in the number of manual finishing operations, lower scrap rates and the ability to reuse some of the materials.

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

Purchased Components and Raw Materials
Our products are made using various purchased components and several basic raw materials that include brass ingot, scrap steel, sand and resin. Purchased parts and raw materials represented approximately 35% and 9%, respectively, of Cost of sales in 2024.

Patents, Licenses and Trademarks
We have active patents relating to the design of our products and trademarks for our brands and products. We have filed, and continue to file when appropriate, patent applications used in connection with our business and products. Many of the patents for technology underlying the majority of our products have been in the public domain for many years, and we do not believe third-party patents individually or in the aggregate are material to our business. However, we consider the pool of proprietary information consisting of expertise and trade secrets relating to the design, manufacture and operation of our products to be particularly important and valuable. We generally own the rights to the products that we manufacture and sell, and we are not dependent in any material way upon any third-party license or franchise to operate. See “Item 1A. RISK FACTORS-Any inability to protect our intellectual property or our failure to effectively defend against intellectual property infringement claims could adversely affect our competitive position.”

Our brand names include:

Canada Valve™	Centurion®
Echologics®	Echoshore®
ePulse®	Ez-Max®
Hersey®	Hydro Gate®
Hydro-Guard®	HYMAX®
HYMAX VERSA®	Jones®
Krausz®	LeakFinderRT®
Milliken™®	Mueller®
Mueller Systems®	Pratt®
Pratt Industrial®	Repaflex®
Repamax®	Sentryx™
Singer®	U.S. Pipe Valve and Hydrant

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

Sales, Marketing and Distribution
We primarily sell to national and regional waterworks distributors in the United States and Canada. Our distributor relationships are generally non-exclusive, but we attempt to align ourselves with key distributors in the principal markets we serve. We believe “Mueller” is the most recognized brand in the United States water infrastructure industry. Our extensive installed base, broad product range and well-known brands have led to many long-standing relationships with the key distributors in the principal markets we serve. Our distribution network covers all of the major locations for our principal products in the United States and Canada. Although we have long-standing relationships with most of our key distributors, we typically do not have long-term contracts with them, including our two largest distributors, which together accounted for approximately 38%, 35% and 40% of our gross sales in 2024, 2023 and 2022 fiscal years, respectively. See “Item 1A. RISK FACTORS-Our business depends on a small group of key customers for a significant portion of our sales.”
Water Flow Solutions
Water Flow Solutions sells its products primarily through waterworks distributors to a wide variety of end user customers, including water and wastewater utilities, and fire protection and construction contractors. Sales of the products are heavily influenced by the specifications for the underlying projects. Approximately 6% of Water Flow Solutions’ net sales were to Canadian customers in fiscal years 2024 and 2023, and 8% in fiscal year 2022.
Water Management Solutions
Water Management Solutions sells its products primarily through waterworks distributors to a wide variety of end user customers, including water and wastewater utilities, gas utilities, integrated suppliers, as well as fire protection and construction contractors. Sales of our products are heavily influenced by the specifications for the underlying projects. Water Management Solutions also sells its water metering, leak detection, including pipe condition assessment, and pressure management and control products and solutions directly to municipalities and to waterworks distributors. Approximately 6% of Water Management Solutions’ net sales were to Canadian customers in fiscal years 2024 and 2023, and 7% in fiscal year 2022.

Backlog
We consider backlog to represent orders placed by customers for which goods or services have yet to be shipped. Backlog is a meaningful indicator for many of our product lines. The delivery lead time for certain product lines such as specialty valves can be longer than one year, and we expect approximately 17% of Water Flow Solutions’ backlog at the end of 2024 will not be shipped until beyond 2025. Water Management Solutions manufactures or sources water meter systems that are sometimes ordered in large quantities with delivery dates over several years. We expect approximately 6% of Water Management Solutions’ backlog at the end of 2024 will not be shipped until beyond 2025. With improvement in our manufacturing lead times, particularly for service brass products, we experienced a decrease in our overall backlog compared to the prior year. Backlog for Water Management Solutions and Water Flow Solutions are as follows:

	September 30,
	2024	2023
	(in millions)
Water Flow Solutions	$199.0	$232.0
Water Management Solutions	103.5	93.5
Total backlog	$302.5	$325.5

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
The competitive environment for most of Water Flow Solutions’ valve products is mature and many end users are slow to transition to brands other than their historically preferred brands making it difficult to increase market share. We believe our valves enjoy strong competitive positions based primarily on the extent of their installed base, product quality, specified position and brand recognition. Our principal competitors for iron gate valves are McWane, Inc. and American Cast Iron Pipe Company. The primary competitors for our service brass products are The Ford Meter Box Company, Inc. and A.Y. McDonald Mfg. Co. Many service brass valves are interchangeable among different manufacturers. For our specialty valve products such as butterfly, plug, and check valves, our principal competitors are DeZURIK, Val-Matic and McWane, Inc.
The markets for products and services sold by Water Management Solutions are very competitive, with some mature products, and many end users are slow to transition to brands other than their historically preferred brands. We believe that our fire hydrants enjoy a strong competitive position primarily based on the extent of their installed base, product quality, specified position and brand recognition. Our principal competitors for fire hydrants are McWane, Inc. and American Cast Iron Pipe Company. We believe the markets for many of our repair products are open to product innovation. For our pipe repair products, we believe our brand names, including Krausz® and HYMAX®, are generally associated with premium products as a result of our patented technology and superior features. Our current marketing strategy is primarily focused on repair, joining and restraining of water infrastructure piping systems, which consists of cast iron, ductile iron and plastic pipe. Our repair solutions work well with each of these piping systems. Our primary competitors in the repair market are Romac Industries, Smith Blair, Viking Johnson, AVK Group, JCM Industries, and Georg Fisher Ltd.

The gas repair products we sell are primarily used on distribution lines. Our primary competitors for these products are Smith Blair, T.D. Williamson, and A.Y. McDonald. Water Management Solutions also sells water metering products and systems, primarily in the United States. We believe a substantial portion of this market is in the process of transitioning from manually read meters to electronically read meters; however, we expect this transition to be relatively slow and that many end users will be reluctant to adopt brands other than their historically preferred brand. Our principal competitors are Sensus, Neptune Technology Group Inc., Badger Meter, Inc., Itron, Inc., and Master Meter, Inc. We also sell pressure control valves and pressure loggers through our Singer Valve and i2O products. The primary competitors for these products are Cla-Val, Watts, OCV, Ross Valve, Bermad and Halma. Additionally, Water Management Solutions sells water leak detection and pipe condition assessment products and services in North America, the United Kingdom and select countries in Europe, Asia and the Middle East, with our primary markets being the United States and Canada. The worldwide market for leak detection and pipe condition assessment is highly fragmented with numerous competitors. Our more significant competitors are Pure Technologies Ltd., Gutermann AG and Syrinix Ltd.

Research and Development
Our primary research and development (“R&D”) facilities are located in Chattanooga, Tennessee; Rosh Haayin, Israel; Atlanta, Georgia; Toronto, Ontario; and Southampton, United Kingdom. The primary focus of these operations is to develop new products, improve and refine existing products and obtain and assure compliance with industry approval certifications or standards, such as AWWA, UL, FM, NSF and The Public Health and Safety Company. R&D expenses were $20.5 million, $25.9 million and $24.5 million during 2024, 2023 and 2022, respectively.

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

Greenhouse gas ("GHG") emissions have increasingly become the subject of political and regulatory focus. Concern over potential climate change, including global warming, has led to legislative and regulatory initiatives directed at limiting GHG emissions. In addition to certain federal proposals in the United States to regulate GHG emissions, many states and countries have enacted, are enacting or are considering enacting GHG legislation, regulations or international accords, either individually and/or as part of regional initiatives. It is likely that additional climate change related mandates will be forthcoming, and it is expected that they may adversely impact our costs by increasing energy costs and raw material prices, requiring operational or equipment modifications to reduce emissions and creating costs to comply with regulations or to mitigate the financial consequences of such compliance.

Our environmental strategy focuses on responsible sourcing and manufacturing sustainable products that address numerous water infrastructure challenges. We have established reduction targets for key environmental performance indicators such as GHG emissions, internal water withdrawal intensity and waste to landfill, as well as targets for increased use of recycled materials in our products. In connection with these efforts, we work to minimize the amount of water we use at our manufacturing facilities and maintain stringent water quality standards. Our processes are designed to return the water used in manufacturing to a quality level that does not negatively impact the receiving environment.

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

Human Capital
We believe our employees are our greatest asset, and we endeavor to provide a safe, inclusive, high-performance culture where our people can thrive. We strive to recruit, develop, engage, train and protect our workforce. The following are key human capital measures and objectives on which the Company currently focuses.
Core Values. Our core values of respect, integrity, trust, safety and inclusion shape our culture and define who we are. We are committed to upholding fundamental human rights and believe that all human beings should be treated with dignity, fairness, and respect.

Employee Total Compensation and Benefits Philosophy. We offer financial, physical and mental health benefits, as well as programs that help employees take care of themselves and balance work-life considerations. We regularly analyze our compensation to remain competitive, targeting pay at or above the 50th percentile of the market standard at each of our locations. Our benefits and wellness programs are listed below.

Financial	Health and Wellness	Work-Life Balance

Competitive base pay	Medical, dental and vision insurance with mental/behavioral health benefits	Paid time off, paid holidays and jury duty pay
Bonus plans tied to company performance for all employees	Flexible spending/health savings accounts	Paid parental leave with 12 weeks of paid leave for eligible birth parents; 4 weeks paid parental leave for non-birth adoptive and foster parents
Employee stock purchase plan at a discounted stock price	Supplemental health benefits, including accident, hospital indemnity, critical illness and whole life coverage	Employee assistance program
Recognition pay and service awards	Wellness rewards program	Employee discount programs
401(k) retirement plans with a 5% company match and several pre-tax and after-tax savings options	Health plan programs, including smoking cessation	Employee engagement activities including family friendly events
Short- and long-term disability insurance	On-site and no-cost vaccinations	Virtual healthcare options for general medicine and mental health needs
	Healthcare navigation service for managing existing benefits	On-site health fairs and free health screenings
Commitment to Diversity and Inclusion. We strive to promote inclusion in the workplace, to build on our understanding of potential human rights issues by engaging with appropriate communities, and to interact with our employees and all communities in a manner that respects human rights. We encourage our suppliers to follow these practices as well. As of September 30, 2024, women and minorities each represented 36% of our Board of Directors.

We condemn human rights abuses and do not condone the use of slave or forced labor, human trafficking, child labor, the degrading treatment of individuals, physical punishment, or unsafe working conditions.

All employees are required to understand and obey local laws, to report any suspected violations, and to act in accordance with our Core Values and Code of Conduct.

We are committed to providing fair and equitable pay. In 2021, we completed a pay equity analysis to ensure we met this commitment. Based on the results of this analysis, we introduced a comprehensive, pay structure and promotion program. In 2024, we invested in a leading software solution to conduct workforce pay equity audits that consider gender, race/ethnicity, age, and disabilities. We believe this program will provide us with the ability to conduct ad hoc and annual pay equity audits.

We have a series of Diversity and Inclusion (“D&I”) councils including an executive council, a company-wide employee council, local employee councils at each manufacturing facility, a corporate council and a sales team council.

Talent Acquisition and Retention. We strive to attract, develop and retain high-performing talent, and we support and reward employee performance. Programs to strengthen our talent include an employee referral program, tuition reimbursement, continued training and development and succession planning. We also have partnerships with local and national educational institutions for our recruiting efforts. We prioritize employee engagement and transparency by implementing programs and processes to ensure our employees have opportunities to ask questions, voice concerns, and share feedback. This communication is accomplished in part by conducting an annual employee satisfaction survey, global quarterly town halls and periodic facility employee meetings. Our fiscal year 2024 United States employee turnover rate was approximately 22%.

Leadership and Culture Development. As new generations enter the workforce, their dedication to sustainability is pivotal for our long-term prosperity. We created the Mueller Development Program (“MDP”) to provide a pathway for upcoming talent. We offer a Frontline Leader training program, which includes resources in time management, communication, team building, as well as personal coaching.

At September 30, 2024, we employed approximately 3,400 people, of whom 83% work in the United States. At September 30, 2024, approximately 42% of our United States workforce was represented by collective bargaining agreements. Additionally, certain foreign countries where we have employees, such as China, provide by law for employee rights which include requirements similar to collective bargaining agreements. We believe we have good relations with our employees, including those represented by collective bargaining agreements.
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
In addition, certain of our SEC filings, including our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, our proxy statements and any amendments thereto can be viewed and printed free of charge from the investor information section of our website at www.muellerwaterproducts.com. Copies of our filings, specified exhibits and corporate governance materials are also available free of charge by writing to us using the address on the cover of this Annual Report. We are not including the information on our website as a part of, or incorporating it by reference into, this Annual Report.
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
Governments and private water entities may have limited abilities to increase taxes, water fees or water rates, as applicable. It is not unusual for water and wastewater projects to be delayed and rescheduled for a number of reasons, including changes in project priorities, increasing interest rates, inflation and difficulties in complying with environmental and other governmental regulations. For example, changes in interest rates and credit markets, including municipal bonds, mortgages, home equity loans and consumer credit, have in the past, and may in the future, significantly increase the cost of the projects in which our products are utilized, such as in new residential construction and water and wastewater infrastructure upgrade, repair and replacement projects, and lead to such projects being reduced, delayed and/or rescheduled, which could result in a decrease in our sales and earnings and adversely affect our financial condition. In addition, higher interest rates are often accompanied by inflation. We have in the past, and may in the future, be unable to raise the prices of our products sufficiently to keep up with the rate of inflation, which would reduce our profit margins and cash flows.
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

Distributors in our industry have experienced consolidation. If such consolidation continues, our distributors could be acquired by other distributors who have better relationships with our competitors, and consequently, pricing and profit margin pressure may intensify. Pricing and profit margin pressure or the loss of any one of our key distributors in any market could adversely affect our operating results.
Certain products and solutions, primarily technology-enabled products and solutions, as well as gas repair products are sold directly to end users. Some of these customers represent a relatively high concentration of these sales. Over time, growth in sales is expected to lessen the significance of individual customers. In the short term, net sales could decline if existing significant customers do not continue to purchase our products or services and new customers are not obtained to replace them.
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
Risks related to our business strategy
We may not be able to adequately manage the risks associated with our products and systems, including increased warranty costs.
The success of our products and systems depends on our ability to manage the risks associated with their introduction and continued maintenance and management, including the risk that our products and systems may have quality or other defects or deficiencies that result in their failure to satisfy performance or reliability requirements. Our success depends in part on our ability to manage these risks, including costs associated with design, manufacturing, installation, maintenance and warranties. Managing these risks can be costly and technologically challenging, and we cannot determine the ultimate effect they may have. Warranty liabilities and the related reserve estimation process is highly judgmental as a result of the complex nature of these exposures and the unique circumstances of each claim. Furthermore, once claims are asserted for an alleged product defect by customers, it can be difficult to determine the level of potential exposure or liability related to such allegation or the extent to which the assertion of these claims may expand geographically. Although we maintain insurance for certain product related claims, such policies may not be available to us or adequately cover the liability for damages, the cost of repairs and/or the expense of litigation. Current and future claims may arise out of events or circumstances not covered by insurance and not subject to effective indemnification agreements with our subcontractors. Failure to successfully manage these challenges could result in lost sales, significant expense and harm to our reputation.
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
Inefficient or ineffective capital allocation, along with increased capital expenditures to modernize our aging facilities and expand our capabilities, could adversely affect, among other things, our operating results, cash availability, strategic opportunities and/or stockholder value.
Our goal is to invest capital to generate long-term value for our stockholders. This includes spending on capital projects; developing or acquiring strategic businesses; technologies and product lines with the potential to strengthen our industry position; enhancing our existing set of product and service offerings or entering into new markets; as well as periodically returning value to our stockholders through share repurchases and dividends. To a large degree, capital efficiency reflects how well we manage key risks. The actions taken to address specific risks may affect how well we manage the more general risk of capital efficiency. If we do not allocate properly and manage our capital, we may fail to produce expected financial results, and we may experience a reduction in stockholder value, including increased volatility in our stock price.
Our business strategy includes developing, acquiring and investing in companies and technologies that broaden our product portfolio or complement our existing business, which could be unsuccessful or consume significant resources and adversely affect our operating results.
As part of our long-term business strategy, we continue to evaluate the development or acquisition of strategic businesses, technologies and product lines with the potential to strengthen our industry position, enhance and expand our existing set of product and service offerings or enter new markets. We may be unable to identify or successfully complete suitable acquisitions in the future and completed acquisitions may not be successful.
Acquisitions and technology investments may involve significant cash expenditures, the incurrence of debt, operating losses and expenses that could have a materially adverse effect on our business, financial condition, results of operations and cash flows. These types of transactions involve numerous other risks, including but not limited to:
•Diversion of management time and attention from existing operations,
•Difficulties in integrating acquired businesses, technologies and personnel into our business or into our compliance and control programs, particularly those that include international operations,
•Working with partners or other ownership structures with shared decision-making authority (our interests and other ownership interests may be inconsistent),
•Difficulties in obtaining and verifying relevant information regarding a business or technology prior to the consummation of a transaction, including the identification and assessment of liabilities, claims or other circumstances, including those relating to intellectual property claims, which could result in litigation or regulatory exposure,

•Assumption of liabilities that exceed our estimated amounts,
•Verification of financial statements and other business information of an acquired business,
•Inability to obtain required regulatory approvals and/or required financing on favorable terms,
•Potential loss of key employees, contractual relationships or customers of the acquired business,
•Increased operating expenses related to the acquired businesses or technologies,
•The failure of new technologies, products or services to gain market acceptance with acceptable profit margins,
•Entering new markets in which we have little or no experience or in which competitors may have stronger market positions,
•Dilution of stockholder value through the issuance of equity securities or equity-linked securities, and
•Inability to achieve expected synergies or the achievement of such synergies taking longer than expected to realize, including increases in sales, enhanced efficiencies or increased market share, or the benefits ultimately may be smaller than we expected.
Any acquisitions or investments may ultimately harm our business or financial condition, as they may not be successful and may ultimately have an adverse effect on our operating results, financial condition and/or result in impairment charges.
Potential international business opportunities may expose us to additional risks, including foreign currency exchange rate fluctuations.
Part of our growth strategy depends on expanding internationally. Although sales outside of the United States account for a relatively small percentage of our total net sales, we have business activity in Canada, Israel and the United Kingdom. Some countries that present potential business opportunities also face political and economic instability and vulnerability to infrastructure and other disruptions. Seeking to expand our business internationally exposes us to additional risks, which include foreign exchange risks and currency fluctuations, as discussed more fully below, political and economic uncertainties, changes in local business conditions and national and international conflicts. A primary risk we face in connection with our export shipments relates to our ability to collect amounts due from customers. We also face the potential risks arising from staffing, monitoring and managing international operations, including the risk that such activities may divert our resources and management time.
In addition, compliance with the laws, regulations and taxes of multiple international jurisdictions increases our cost of doing business. International operations are subject to anti-corruption laws and anti-competition regulations, among others. For example, the United States Foreign Corrupt Practices Act and similar anti-corruption laws outside of the United States generally prohibit companies and their intermediaries from making improper payments or providing anything of value to improperly influence foreign government officials and certain others for the purpose of obtaining or retaining business or obtaining an unfair advantage. Violations of these laws and regulations could result in criminal and civil sanctions, disrupt our business and adversely affect our brands, international expansion efforts, business and operating results.
We make sales, incur expenses and invest cash in foreign currencies as part of our operations outside of the United States. Accordingly, fluctuations in foreign currency exchange rates may significantly increase the amount of United States dollars required for foreign currency expenses or significantly decrease the United States dollars we receive from sales denominated in a foreign currency. Changes between a foreign exchange rate and the United States dollar affect the amounts we record for our foreign assets, liabilities, revenues and expenses, and could have a negative effect on our financial results. We expect that our exposure to foreign currency exchange rate fluctuations will grow as the relative distribution of our operations outside the United States increases through both organic and inorganic growth.

Risks related to our operations
Our reliance on vendors for certain products, some of which are single-source or limited-source suppliers, could harm our business by adversely affecting product availability, reliability or cost.
We maintain several single-source or limited-source supplier relationships with manufacturers, including some outside of the United States. If the supply of a critical single- or limited-source product is delayed or curtailed, we may not be able to ship the related products in desired quantities or in a timely manner. Even where multiple sources of supply are available, the qualification of alternative suppliers and the establishment of reliable supplies could result in delays and a possible loss of profits, which could harm our operating results.

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
A disruption within our logistics or supply chain network at any of the freight companies that deliver components for our manufacturing operations in the United States or ship our fully assembled products to our customers could adversely affect our business and result in lost sales and increased expenses or harm to our reputation. Our supply chain is dependent on third-party ocean-going container ships, rail, barge, air and trucking systems and, therefore, disruption in these logistics services because of weather-related problems, such as hurricanes, strikes, bankruptcies, inflation, public health crises, such as pandemics, or other events could adversely affect our financial performance and financial condition, negatively impacting sales, profitability and cash flows.
The Israel-Hamas war caused a temporary shutdown in our facility in Ariel, Israel in October 2023. While we continue to operate the facility, continued disruptions and escalations of conflicts in the area increase the likelihood of supply interruptions and may continue to hinder our ability to acquire the necessary materials we need to make our products. Supply disruptions from lack of access to materials has impacted, and continues to impact, our ability to produce and deliver our products on time and at favorable pricing.
Seasonal demand for certain of our products and services may adversely affect our financial results.
Sales of some of our products, including iron gate valves and fire hydrants, are seasonal, with lower sales in our first and second fiscal quarters when the northern United States and most of Canada generally face weather conditions that restrict significant construction activity. This seasonality in demand makes it challenging to predict sales and has resulted in fluctuations in our sales and operating results. To satisfy demand during expected peak periods, we may incur costs associated with building inventory in off-peak periods, and our projections as to future needs may not be accurate. Because many of our expenses are fixed, seasonal trends can cause reductions in our profitability and profit margins and deterioration of our financial condition during periods affected by lower production or sales activity.

Transportation costs are relatively high for most of our products.
Transportation costs can be an important factor in a customer’s purchasing decision. Many of our products are big, bulky and heavy, which tends to increase transportation costs. We also have relatively few manufacturing sites, which tends to increase transportation distances to our customers and consequently increases our transportation costs. Additionally, energy and fuel costs can fluctuate markedly, which may result in significant cost increases particularly for the price of oil and gasoline. High transportation costs could make our products less competitive compared to similar or alternative products offered by competitors.
Our business, financial condition and results of operations may be adversely impacted by the effects of inflation.

Inflation has recently affected and has the potential to continue to adversely affect our business, financial condition and results of operations by increasing our overall cost structure, including purchased parts, commodity and raw material costs and labor. In an inflationary environment, we may be unable to raise the prices of our products sufficiently to keep up with the rate of inflation, which would reduce our profit margins and cash flows. Other inflationary pressures could affect wages, the cost and availability of components and raw materials and other inputs and our ability to meet customer demand. Inflation may further exacerbate other risk factors, including supply chain disruptions, risks related to international operations and the recruitment and retention of qualified employees.

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
Some of our key products, including fire hydrants, iron gate valves, service brass products, specialty valves and repair products are manufactured at a single facility or a few facilities, which depend on critical pieces of heavy equipment that cannot be moved economically to other locations or sourced quickly. We are therefore limited in our ability to shift production among locations. The operations at our manufacturing facilities may be interrupted or impaired by various operating risks, including, but not limited to:
•Catastrophic events, such as fires, floods, explosions, natural disasters, new and ongoing public health crises, severe weather or other similar occurrences,
•Terrorist attacks, governmental instability, national emergencies, wars, mass shootings or other acts of violence,
•Interruptions in the delivery of raw materials or purchased parts, shortages of equipment or spare parts or other manufacturing inputs,
•Adverse government regulations, including trade protection measures and import or export duties or licensing requirements,
•Equipment or information systems breakdowns or failures,
•Maintenance outages to conduct maintenance activities that cannot be performed safely during operations,
•Prolonged power failures or reductions,
•Violations of our permit requirements or revocation of permits,
•Release of pollutants and hazardous substances to air, soil, surface water or ground water,
•Labor disputes, and
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
We depend on the Internet and our information technology infrastructure for electronic communications among our locations around the world and among our personnel, suppliers and customers. Cyber and other data security breaches of this infrastructure can create system disruptions, shutdowns or unauthorized disclosure of confidential information. Likewise, if we or our service providers are unable to prevent future cybersecurity incidents, our operations could be disrupted, or we may suffer financial, reputational or other harm. We continue to incur costs in connection with efforts to investigate potential threats, assess relevant impacts, enhance our data security and protect against unauthorized access to, or manipulation of, our systems and data. Despite incurring these costs, we may not be able to prevent future cyber incidents. Further, customers and third-party providers increasingly demand rigorous contractual provisions regarding privacy, cybersecurity, data protection, confidentiality and intellectual property, which may also increase our overall compliance burden and related costs.
We may fail to effectively manage confidential data, which could harm our reputation, result in substantial additional costs and subject us to litigation.
As we grow our technology-enabled products, services and solutions, we continue to accumulate increasing volumes of customer data. In addition, we store personal information in connection with our human resources operations. Our efforts to protect this information may be unsuccessful as a result of employee errors or malfeasance, technical malfunctions, the actions of third parties such as a cyberattack or other factors. As previously reported, we have in the past experienced cybersecurity incidents. If our cyber defenses and other countermeasures are unable to protect personal data, it could be accessed or disclosed improperly, which could expose us to liability, harm our reputation and deter current and potential users from using our products and services. The regulatory environment related to cyber and information security, data collection and privacy is increasingly rigorous and evolving, with new and constantly changing requirements applicable to our business, and compliance with those requirements could result in additional costs.
Cyberattacks and security vulnerabilities could lead to reduced sales, increased costs, liability claims, unauthorized access to customer data or harm to our reputation.
Cybersecurity threats are constantly evolving and can take a variety of forms, increasing the difficulty of preventing, detecting and successfully defending against them.  Individuals and groups of hackers and sophisticated organizations, including state-sponsored organizations or nation-states, continuously undertake attacks that pose threats to our customers and our information technology systems.  These actors use a wide variety of methods, which may include developing and deploying malicious software or exploiting vulnerabilities in hardware, software, radio communication protocols or other infrastructure to attack our products and services. Additionally, these actors may reverse-engineer trade secrets or other confidential intellectual property, or gain access to our networks and data centers, using social engineering techniques to induce our employees, users, partners or customers to disclose passwords or other sensitive information or to take other actions to gain access to our data or our users’ or customers’ data, or act in a coordinated manner to launch distributed denial of service attacks, or deny or postpone access to critical water infrastructure telemetry through vulnerabilities in our cloud services and infrastructure, or logging, sensing and telemetry products. Inadequate account security practices may also result in unauthorized access to confidential data.
Despite the implementation of a variety of security controls and measures, as well as those of our third-party administrators and vendors, there is no assurance that such actions will be sufficient to prevent or detect another cybersecurity incident or other vulnerabilities, which may allow them to persist in the environment over long periods of time. Cybersecurity events have had, and in the future may have, cascading impacts that unfold with increasing speed across our internal networks and systems. Such threats may also impact the networks and systems of our business associates and customers. Breaches of our facilities, network or data security have in the past and may in the future disrupt the security of our systems and business applications, impair our ability to provide services to our customers and require us to allocate more resources to improved technologies. Such breaches may also impair our ability to protect the privacy of customer data, result in product development delays, compromise confidential or technical business information harming our reputation, result in theft or misuse of our intellectual property or other assets, or otherwise adversely affect our business.

Misuse of our technology-enabled products, services and solutions could lead to reduced sales, increased costs, liability claims or harm to our reputation.

As we continue to design and develop products, services and solutions that leverage our hosted or cloud-based resources, the internet-of-things and other wireless/remote technologies, and include networks of distributed and interconnected devices that contain sensors, data transfers and other computing capabilities, our customers’ data and systems may be subjected to harmful or illegal content or attacks, including potential cybersecurity threats. Additionally, we may not have adequately anticipated or precluded such cybersecurity threats through our product design or development. These products, services and solutions inevitably contain vulnerabilities or critical security defects which may not have been remedied and cannot be disclosed without compromising security. We may also make prioritization decisions in determining which vulnerabilities or security defects to fix, and the timing of these fixes, which could result in compromised security. These vulnerabilities and security defects could expose us or our customers to a risk of loss, disclosure, or misuse of information/data; adversely affect our operating results; result in litigation, liability or regulatory action (including under laws related to privacy, data protection, data security, network security and consumer protection); deter customers or sellers from using our products, services and solutions; and otherwise harm our business and reputation.

We are subject to a variety of claims, investigations and litigation that could adversely affect our results of operations and harm our reputation.
In the normal course of business, we are subject to claims and lawsuits, including from time to time, claims for damages related to product liability and warranties, investigations by governmental agencies, litigation alleging the infringement of intellectual property rights and litigation related to employee matters and commercial disputes. We have in the past and may in the future be subject to investigations, claims, litigation and other proceedings outside the ordinary course of business. Defending these lawsuits and becoming involved in these investigations may divert management’s attention, and may cause us to incur significant expenses, even if there is no evidence that our systems or practices were the cause of the claim. In addition, we may be required to pay damage awards, penalties or settlements, or become subject to injunctions or other equitable remedies, which could have a materially adverse effect on our business, financial condition, results of operations and cash flows. Moreover, any insurance or indemnification rights that we have may be insufficient or unavailable to protect us against potential loss exposures. See “Item 1. BUSINESS - Regulatory and Environmental Matters,” “Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Contingencies” and Note 15. of the Notes to Consolidated Financial Statements.
We are subject to stringent environmental, health and safety laws and regulations that impose significant compliance costs. Any failure to comply with these laws and regulations may adversely affect us.
We are subject to stringent laws and regulations relating to the protection of the environment, health and safety and incur significant capital and other expenditures to comply with these requirements. Failure to comply with any environmental, health or safety requirement could result in the assessment of damages, the imposition of penalties, suspension of production, changes to equipment or processes or a cessation of operations at our facilities, any of which could have a materially adverse effect on our business. Because these laws are complex, subject to change and may be applied retroactively, we cannot predict with certainty the extent of our future liabilities with respect to environmental, health and safety matters and whether they will be material.
In addition, certain statutes, such as CERCLA, may impose joint and several liability for the costs of remedial investigations and actions on entities that generated waste, arranged for disposal of waste, transported to or selected the disposal sites and the past and present owners and operators of such sites. All such “potentially responsible parties” (“PRP”), or any one of them, including us, may be required to bear all of such costs regardless of fault, the legality of the original disposal or ownership of the disposal site. As a result, we may be required to conduct investigations and perform remedial activities at current and former operating and manufacturing sites where we have been deemed, or in the future could be named, a PRP with respect to such environmental liabilities, any of which could require us to incur material costs. The final remediation costs of these environmental sites may exceed estimated costs, and additional sites in the future may require material remediation expenses. If actual expenditures exceed our estimates, our results of operations and financial position could be materially and adversely affected. See “Item 1. BUSINESS - Regulatory and Environmental Matters,” - “Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Contingencies” and Note 15. of the Notes to Consolidated Financial Statements.

Climate change and legal or regulatory responses thereto may have an adverse impact on our business and results of operations.
The impacts of climate change are highly unpredictable, and there is growing concern that a gradual increase in global average temperatures as a result of increased concentration of carbon dioxide and other greenhouse gases in the atmosphere will cause significant changes in weather patterns around the globe and an increase in the frequency and severity of natural disasters. These impacts present potential challenges to water related products, such as degradation of water quality and changes in water conservation or efficiency requirements. Certain events may disrupt the operations of our customers, creating customer shutdowns that prevent or defer sales of our products or services, while other events may drive increased demand for our products or services, which may create volatility in our business and results of operations.

Growing concern over climate change also may result in additional legal or regulatory requirements designed to reduce or mitigate the effects of carbon dioxide and other greenhouse gas emissions on the environment. Many of our manufacturing plants use significant amounts of electricity generated by burning fossil fuels, which release carbon dioxide. Increased energy or compliance costs and expenses as a result of increased legal or regulatory requirements may cause disruptions in, or an increase in the costs associated with, the manufacturing and distribution of our products. The impacts of climate change and legal or regulatory initiatives to address climate change could have a long-term adverse impact on our business and results of operations. Climate change and efforts to limit climate change may impair our production capabilities, disrupt our supply chain or impact demand for our products. If we fail to achieve or improperly report on our progress toward achieving our goals and commitments to reduce our carbon footprint or in environmental and sustainability programs and initiatives, the results could have an adverse impact on our business and results of operations.

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
From time to time, there are changes to our executive leadership team, including as a result of the hiring, departure or realignment of key personnel. Any significant leadership change or senior management transition involves inherent risk, and any failure to find a necessary, suitable replacement on a timely basis to ensure a smooth transition could hinder our strategic planning, business execution and future performance. Our ability to expand or maintain our business depends on our ability to hire, train and retain employees, including executive officers, with the skills necessary to understand and adapt to the continuously developing needs of our customers. The increasing demand for qualified personnel makes it more difficult to attract and retain employees with requisite skill sets, as well as employees with specialized technical and trade experience. Changing demographics and labor work force trends also may result in a loss of knowledge and skills as experienced workers retire. If we fail to attract, motivate, train and retain qualified personnel, or if we experience excessive turnover, we may experience declining sales, manufacturing delays or other inefficiencies, increased recruiting, training and relocation costs and other difficulties, and our business, financial condition, results of operations and cash flows could be materially and adversely affected. Competition for qualified personnel is intense, and we may not be successful in attracting or retaining qualified personnel, which could negatively impact our business.

If we are unable to negotiate collective bargaining agreements on satisfactory terms or we experience strikes, work stoppages, labor unrest or higher than normal absenteeism, our business could suffer.
Many of our employees at our manufacturing locations are covered by collective bargaining agreements. While we generally have been able to renegotiate collective bargaining agreements on generally satisfactory terms, negotiations may be challenging as we must have a competitive cost structure in each market while meeting the compensation and benefits needs of our employees. If we are unable to renew collective bargaining agreements on satisfactory terms, our labor costs could increase, which could impact our financial position and results of operations. Strikes, work stoppages or other forms of labor unrest at any of our plants could impair our ability to supply products to our distributors and customers, which could reduce our sales, increase our expenses and expose us to customer claims.

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
We provide pension benefits to certain current and former employees. To determine our future payment obligations under the plan, certain rates of return on the plan’s assets, growth rates of certain costs and participant longevity have been estimated. The proportion of fixed income and equity securities held by the plan is heavily weighted to fixed income and varies based on funding status in accordance with the plan’s governing investment policy. Assumed discount rates, expected return on plan assets and participant longevity have significant effects on the amounts reported for our pension obligations and pension expenses.
The funded status of our pension plans may also be influenced by regulatory requirements, which can change unexpectedly and impose higher costs if funding levels are below certain thresholds. We may increase contributions to our pension plans to avoid or reduce these higher costs.
Significant adverse changes in credit and capital markets or changes in investments could result in discount rates or actual rates of return on plan assets being materially lower than projected and require us to increase pension contributions in future years to meet funding level requirements. Increasing life spans for plan participants may increase the estimated benefit payments and increase the amounts reported for pension obligations, pension contributions and pension expenses. If increased funding requirements are particularly significant and sustained, our overall liquidity could be materially reduced, which could cause us to reduce investments and capital expenditures, or restructure or refinance our debt, among other things.

The Israel-Hamas war may continue to adversely affect our ability to staff and operate our Ariel, Israel facility.
We employed Palestinians in our Ariel, Israel facility prior to August 2023. As a result of the Israel-Hamas war, upon reopening the facility after a temporary shutdown, Palestinian employees have not rejoined our workforce due to, among other things, travel and movement restrictions imposed on Palestinian workers in connection with the war. Furthermore, this facility has been adversely impacted by limited labor availability in the region, which has resulted in delays in our ability to produce and deliver products and meet customer delivery times. If we are unable to recruit and train new staff resources with sufficient technical skills in a manner that allows us to increase production levels and meet customer delivery times, we may continue to experience delays in our ability to produce and deliver certain of our products to customers, and our results of operations could be adversely impacted.

Risks related to our international operations
Any failure to satisfy international trade laws and regulations or to otherwise comply with changes or other trade developments may adversely affect us.
Our operations require importing and exporting goods and technology among countries on a regular basis. Thus, the sale and shipment of our products and services across international borders, as well as the purchase of components and products from international sources, subject us to extensive trade laws and regulations. Trade laws and regulations are complex, differ by country and are enforced by a variety of government agencies. Because we are subject to extensive trade laws and regulations in the countries in which we operate, we are subject to the risk that laws and regulations could change in a manner that would expose us to additional costs, penalties or liabilities, and our policies and procedures may not always protect us from actions that would violate international trade laws and regulations. For example, certain federal legislation requires the use of American iron and steel products in certain water projects receiving certain federal appropriations. In addition, we have incurred costs to comply with these requirements, including those associated with enhancing our assembly operations and sourcing practices. As a result of the varying legal and regulatory requirements to which our cross-border activities are subject, we have not always been, and may not always be, in compliance with the trade laws and regulations in all respects. Improper actions could subject us to civil or criminal penalties, including material monetary fines, or other adverse actions, including denial of import or export privileges, and could harm our reputation and our business prospects. See Note 15. of the Notes to Consolidated Financial Statements.
If significant tariffs or other restrictions continue to be placed on foreign imports by the United States and related countermeasures are taken by impacted foreign countries, our sales and results of operations may be harmed.
If significant tariffs or other restrictions continue to be placed on foreign imports by the United States and related countermeasures are taken by impacted foreign countries, our sales and results of operations may be harmed. For example, ongoing trade tensions between the United States and China have led to a series of significant tariffs on the importation of certain product categories over recent years. Further, President-elect Trump has proposed significantly increased tariffs on foreign imports into the United States, particularly from China. The materials subject to these tariffs can be expected to impact our raw material costs as well. If further tariffs are imposed on a broader range of imports, or if further retaliatory trade measures are taken by China or other countries in response to additional tariffs, we may be required to raise our prices or incur additional expenses, which may result in the loss of customers and harm our operating performance, sales and earnings.
The prices of our purchased components and raw materials can be volatile.
Our operations require substantial amounts of purchased components and raw materials, such as scrap steel, sand, resin, brass ingot and steel pipe. The cost and availability of these materials are subject to economic forces largely beyond our control, including North American and international demand, inflation, foreign currency exchange rates, freight costs, tariffs, commodity speculation and other external factors, including public health crises (such as the COVID-19 pandemic) or other supply chain challenges. Inflation in material costs has occurred in 2023 and 2024 and we expect it to continue into fiscal 2025.

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

Geopolitical events, international disputes, wars, terrorism, industrial accidents and other business interruptions can harm or disrupt international commerce as well as the global economy and could have a materially adverse effect on us and our customers, suppliers, logistics providers, distributors and other channel partners. The threat of terrorism and heightened security and military action in response thereto, or any other current or future acts of terrorism, wars, including the Israel-Hamas and Russia-Ukraine wars, and other events, including economic sanctions and trade restrictions, have disrupted the world’s economies and may cause further disruptions that could negatively impact our business, operating results and financial condition.

Our Krausz business includes a manufacturing facility in Ariel, Israel. Supply chain disruptions, facility access and our inability to appropriately staff the Ariel facility has limited, and will likely continue to limit, our ability to produce Krausz products. These impacts are requiring us to take various actions, including changing suppliers, restructuring business relationships, outsourcing portions of the manufacturing process and modifying the manner in which we staff our facilities. Changing our operations in response to wartime impacts can be expensive, time-consuming and disruptive to our operations. If the Israel-Hamas war continues, additional restrictions and other governmental actions could increase the severity of the impact on our operations in Israel and could materially adversely affect our business. A severe disruption to our business may result in significant lost sales and may require substantial recovery time and expenditures to resume operations.

Additionally, to the extent the Israel-Hamas war causes loss of infrastructure and utilities services, such as energy, transportation, or telecommunications, plant closures and employee concerns in our Krausz business, we could experience increased costs and other negative financial impacts. If such disruptions result in delays or cancellations of customer orders or the manufacture or shipment of our products, our business, operating results and financial condition could be materially adversely affected.
Other risks related to our business
Our business, operations and markets, and those of our suppliers, business partners and customers, may be adversely affected by current and future outbreaks of infectious diseases or other health crises.
The COVID-19 pandemic and the resulting impact on global economies created a number of macroeconomic challenges that impacted our business, including volatility and uncertainty in business planning, disruptions in global supply chains, material, freight and labor inflation, shortages of and delays in obtaining certain materials and component parts and labor shortages.
Future outbreaks of infectious diseases, including further developments in the COVID-19 pandemic, may result in widespread or localized health crises that adversely affect general commercial activity and the economies and markets of the countries and localities in which we operate, sell and purchase goods and services. Any outbreak of infectious disease poses the risk that we or our employees, contractors, suppliers, customers, transportation providers and other business partners may be prevented or impaired from conducting ordinary business activities for an indefinite period of time, including self-imposed facility shutdowns to protect the health and well-being of our employees or government-mandated shutdowns. In addition, our suppliers, business partners and customers may also experience similar negative impacts. Global supply chains may be disrupted, causing shortages, which could impact our ability to manufacture or supply our products. This disruption of our employees, distributors, suppliers and customers may impact our sales and future operating results.

Item 1C.    CYBERSECURITY

Our Board of Directors maintains oversight responsibility for how we manage risk, and it charges management with assessing and mitigating that risk through the development, implementation and maintenance of our risk management processes including our cybersecurity program. Our internal audit department, which reports to the Audit Committee, administers our enterprise risk assessment and, in coordination with our legal and compliance functions, is responsible for ongoing enterprise risk management assessments. Our internal audit department also regularly reports to the Board of Directors and its committees on risk-related issues.

The Audit Committee of the Board of Directors oversees our cybersecurity and data privacy programs and practices and consults with management regarding cybersecurity initiatives. This committee is also responsible for reviewing cyber and data security matters, including cybersecurity threats to us and our risk mitigation initiatives. At least twice a year, the Audit Committee receives updates on our cybersecurity and data privacy programs and practices from our Senior Vice President of

Information Technology and our Senior Director of Information Security. The topics reported by the Senior Vice President of Information Technology and our Senior Director of Information Security include updates on cybersecurity threats to us, the status of projects to strengthen our information security systems, assessments of the cybersecurity program, and the emerging threat landscape, as well as the results of any third-party assessments conducted. Our Senior Vice President of Information Technology holds an undergraduate degree in Technology Management (Manufacturing Systems), and has served in various roles in information technology, information security and engineering for over 14 years and within Mueller for four years. Our Senior Director of Information Security holds an undergraduate degree in Computer Engineering and has served in various roles in information technology and information security within Mueller for over 20 years.

We have two cybersecurity teams, each dedicated to a specific area. Our Information Technology Cybersecurity team focuses on corporate programs, and our Products Cybersecurity team focuses on customer-facing programs. These teams work collaboratively to implement programs designed to protect our information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents in accordance with our incident response and recovery plans. To facilitate the success of our cybersecurity risk management program, these teams are charged with addressing cybersecurity threats and responding to cybersecurity incidents. Through ongoing communications with these teams, the Senior Vice President of Information Technology, the Senior Director of Information Security and the General Counsel monitor the prevention, detection, mitigation and remediation of cybersecurity threats and incidents in real time and report such threats and incidents to the Audit Committee when appropriate. Similarly, the Audit Committee reports cybersecurity threats and incidents to the full Board of Directors as appropriate.

Risk Management and Strategy

Risk Assessment

Our cybersecurity policies, standards, processes and practices are integrated into our enterprise risk management processes and are based on a recognized framework established by the National Institute of Standards and Technology (“NIST”). In general, we seek to address cybersecurity risks through a comprehensive, cross-functional approach that is focused on preserving the confidentiality, integrity and availability of the information that we collect and store by identifying, preventing and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur. We have established and maintain comprehensive incident response and recovery plans that detail our planned responses to cybersecurity incidents. These plans are tested and evaluated on a regular basis. We periodically assess and test the policies, standards, processes and practices that are designed to address cybersecurity threats and incidents. These efforts include a wide range of activities, including audits, assessments, tabletop exercises, threat modeling vulnerability testing and other exercises focused on evaluating the effectiveness of our cybersecurity measures and planning.

Independent Assessments

We regularly engage third parties to perform assessments of our cybersecurity programs, including information security maturity assessments, audits and independent reviews of our information security control environment and operating effectiveness. The results of such assessments, audits and reviews are reported to the Audit Committee and the Board of Directors, and we adjust our cybersecurity policies, standards, processes and practices as necessary based on the information provided by these assessments, audits and reviews.

Technical Safeguards

We deploy technical safeguards that are designed to protect our information systems from cybersecurity threats, including 24/7 detect and response services, network activity monitoring, phishing prevention, penetration testing and periodic IT security maturity assessments. As part of these efforts, we have engaged third-party cybersecurity providers to help deploy and monitor these safeguards and to assist in the event of a security incident or similar issue by conducting forensics reviews and assisting more broadly with the mitigation and remediation of any such event.

Third-Party Risks

We maintain a comprehensive, risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including vendors, service providers and other external users of our systems, as well as the systems of third parties that could adversely impact our business in the event of a cybersecurity incident affecting those third-party systems.

Education and Awareness

All employees are required to complete information security awareness training upon joining the Company. Based on individual phishing test performance and job requirements, additional training may be offered or required on an as-needed basis.

Effects and Impacts of Cybersecurity Risks

As announced on October 28, 2023, we identified a cybersecurity incident impacting certain internal operations and information technology systems which adversely affected our ability to ship orders in the first quarter of fiscal 2024. All of our facilities were operational by mid-December 2023 and were returned to normalized operations. We incurred $1.5 million of expenses related to the cybersecurity incident in the first fiscal quarter of fiscal 2024. Additionally, we have invested and intend to continue to invest in strengthening our systems, cybersecurity training, policies, programs, response plans and other similar measures. As of the date of this report, except as set forth herein, we are not aware of any risks from cybersecurity threats that have materially affected us, including our business strategy, results of operations or financial condition. For information regarding cybersecurity risks that may materially affect us, see the risk factors titled “If we do not successfully maintain our information and technology networks, including the security of those networks, our operations could be disrupted and unanticipated increases in costs and/or decreases in sales could result,” and “We may fail to effectively manage confidential data, which could harm our reputation, result in substantial additional costs and subject us to litigation” as well as “Cyberattacks and security vulnerabilities could lead to reduced sales, increased costs, liability claims, unauthorized access to customer data or harm to our reputation” under “Risk Factors” in Part I, Item 1A to this Annual Report on Form 10-K.

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

Our locations are not managed by segment as several of our locations are not dedicated to products from only one of our two segments. We consider our facilities to be well maintained and believe we have sufficient capacity to meet our anticipated needs through 2025. Our leased properties have terms expiring at various dates through 2034.

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
Covenants contained in certain of the debt instruments described in Note 7. of the Notes to Consolidated Financial Statements limit our ability to declare and pay cash dividends up to a certain threshold. Future dividends will be declared at the discretion of our Board of Directors and will depend on our future earnings, financial condition and other factors.
At September 30, 2024, there were 82 stockholders of record for our common stock. This figure does not include stockholders whose shares are held in the account of a stockbroker, bank or custodian on behalf of a stockholder or shares which are otherwise beneficially held.

Equity Compensation Plan Information
Information regarding our compensation plans under which equity securities are authorized for issuance is set forth in “Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.”

Sale of Unregistered Securities
We did not sell any unregistered securities within the last fiscal year.

Issuer Purchases of Equity Securities
The following table presents the number and average price of shares purchased in each fiscal month of the fourth quarter of fiscal 2024:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)(2)	Maximum dollar value of shares that may yet be purchased under the plans or programs (in millions)
July 1-31, 2024	200	$17.56	—	$80.0
August 1-31, 2024	18,633	$20.89	—	$80.0
September 1-30, 2024	—	$—	—	$80.0
Total	18,833	$20.85	—
(1)In 2015, we announced the authorization of a stock repurchase program for up to $50.0 million of our common stock. The program does not commit us to a particular timing or quantity of purchases, and we may suspend or discontinue the program at any time. In 2017, we announced an increase to the authorized amount of this program to $250.0 million.
(2)During the three months ended September 30, 2024, we repurchased no shares of our common stock pursuant to our share repurchase authorization, and we had $80.0 million remaining under this authorization as of September 30, 2024. During the three months ended September 30, 2024, 18,833 shares were surrendered to us to pay the tax withholding obligations of participants in connections with the vesting of equity awards.

Stock Price Performance Graph
The following graph compares the Company’s cumulative quarterly common stock price performance with the Russell 2000 Stock Index (“Russell 2000”) and the Dow Jones U.S. Building Materials & Fixtures Index (“DJ U.S. Building Materials & Fixtures”) since September 30, 2019. Total return values were calculated based on cumulative total return assuming (i) the investment of $100 in our common stock, the Russell 2000 and the DJ U.S. Building Materials & Fixtures on the dates indicated and (ii) reinvestment of all dividends.

Comparison of Cumulative Total Return
Assumes Initial Investment of $100
Total Return since September 30, 2019
$250
$200
$150
$100
$50
$0
Sep-19
Mar-20
Sep-20
Mar-21
Sep-21
Mar-22
Sep-22
Mar-23
Sep-23
Mar-24
Sep-24
Mueller Water Products, Inc
Russell 2000
DJ U.S. Building Materials & Fixtures

Item 6.        [Reserved]

Not applicable.

Item 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the consolidated financial statements and related notes included in Item 8. “Financial Statements and Supplementary Data” of this Annual Report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and other factors that may cause actual results to differ materially from those projected in any forward-looking statements, as discussed in “Disclosure Regarding Forward-Looking Statements.” These risks and uncertainties include but are not limited to those set forth in “Item 1A. RISK FACTORS”. This section of this Form 10-K generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. Discussion of year-to-year comparisons between 2023 and 2022 that are not included in this Form 10-K can be found in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7. of our Annual Report on Form 10-K for the year ended September 30, 2023.

Overview
Business
We operate our business through two segments, Water Flow Solutions and Water Management Solutions. The Water Flow Solutions product portfolio includes iron gate valves, specialty valves and service brass products. The Water Management Solutions product and service portfolio includes fire hydrants, repair and installation, natural gas, metering, leak detection, as well as pressure management and control products and solutions.
In August 2023, Marietta Edmunds Zakas was appointed to Chief Executive Officer and to the Board of Directors. Ms. Zakas formerly served as our Chief Financial Officer. In May 2024, Paul McAndrew, Chief Operating Officer, was promoted to President and Chief Operating Officer. In September 2024, we announced that Steven S. Heinrichs, the Company’s Chief Financial Officer (“CFO”) and Chief Legal and Compliance Officer, will be transitioning from his position effective on or about December 31, 2024. Mr. Heinrichs will continue to serve as CFO and Chief Legal and Compliance Officer until a new CFO has been named.
We estimate approximately 60% to 65% of the Company’s 2024 net sales were associated with the repair and replacement of municipal water infrastructure, approximately 25% to 30% were related to residential construction activity and approximately 10% were related to natural gas utilities and industrial applications.
After experiencing challenges resulting from the COVID-19 pandemic and subsequent supply disruptions in years 2020 through 2023, the seasonality of our business returned to more normalized levels in 2024, supported by municipal spending on repair and replacement projects and new residential construction activity. According to the United States Department of Labor, the trailing twelve-month average consumer price index for water and sewerage rates at September 30, 2024 increased 5.2%. Total housing starts in fiscal 2024 decreased 1.6% as compared with fiscal 2023, according to the United States Census Bureau, despite a 13% increase in single family housing starts as compared with fiscal 2023.
Recent Developments
In October 2023, the Israel-Hamas war caused a temporary shutdown in our facility in Ariel, Israel. While we reopened the facility in November 2023, the war has caused supply chain challenges that continue to hinder our ability to most efficiently manufacture our products produced in Israel. These supply chain disruptions have adversely impacted, and continue to adversely impact, our ability to optimally produce and deliver our products from our facility in Ariel, Israel. Additionally, production at this facility has been adversely impacted by limited labor availability in the region. We have made investments in recruiting and training new team members, expanding our suppliers and expediting product shipments to increase production levels and to meet customer delivery times.
The cybersecurity incident in the first quarter of fiscal 2024 consisted of unauthorized access and deployment of ransomware by a third party to a portion of our internal information system infrastructure. The incident caused temporary disruptions and limitations of access to portions of our business applications supporting certain aspects of our operations including shipping, receiving and payment functions. Operational delays as well as investigation and remediation costs in connection with the incident adversely impacted our results for the first quarter of fiscal 2024; however, there was no material impact to our consolidated net sales for the full fiscal 2024. We have restored the impacted applications and systems. As reported on November 29, 2023, we identified a separate cybersecurity incident, which primarily related to a system that was at the end of its useful life and was already in the process of being replaced in the ordinary course of business. We completed the replacement of this system during the second quarter of fiscal 2024.

In fiscal 2024, we incurred approximately $1.5 million of expenses related to the cybersecurity incidents. We continue to address the impacts of the cybersecurity incidents, including making enhancements to our cybersecurity processes and analyzing the data accessed, exfiltrated or otherwise impacted in connection with the cybersecurity incidents.
Outlook
For fiscal year 2025, we anticipate that consolidated net sales will increase between 1.9% and 3.4% as compared with fiscal 2024. The external operating environment remains dynamic as we face uncertainties and challenges emanating from the interest rate environment, the Israel-Hamas war and unrest in the Middle East, as well as labor inflation and availability. We expect these challenges to continue during fiscal 2025. After our short-cycle channel and customer inventory levels largely normalized during the first quarter of 2024, our orders and shipments reflected a more typical operating environment compared with the high backlog environment we experienced during and after the COVID-19 pandemic. For fiscal 2025, we assume that we will continue to experience a more normalized operating environment leading to normalized seasonality for consolidated net sales. Therefore, we anticipate quarterly consolidated net sales as a percentage of fiscal year 2025 consolidated net sales to be the highest in the third quarter and lowest in the first quarter, with a sequential increase in consolidated net sales in the second quarter as the construction season ramps up for the Spring. We anticipate resilient demand in the municipal repair and replacement end market driven by the aging water infrastructure albeit moderated by budgetary and operational pressures on municipalities. Additionally, we anticipate that new residential construction activity and new lot and land development will be relatively constrained by the interest rate environment, depending on the geography. For fiscal 2025, we anticipate that inflation will continue to modestly impact manufacturing costs, primarily due to wage inflation, as well as raw materials and purchased parts. We will continue to monitor the market and economic conditions impacting our business and take appropriate actions to address inflationary and other cost pressures by implementing price increases, cost containment measures and supplier management measures, among other actions.

Results of Operations
Year Ended September 30, 2024 Compared to Year Ended September 30, 2023

	Year ended September 30, 2024
	Water Flow Solutions	Water Management Solutions	Corporate	Consolidated
	(in millions)
Net sales	$755.5	$559.2	$—	$1,314.7
Gross profit	271.9	187.1	—	459.0
Operating expenses:
Selling, general and administrative	92.5	95.0	57.7	245.2
Strategic reorganization and other charges	0.2	1.8	13.8	15.8
Goodwill impairment	—	16.3	—	16.3
Total operating expenses	92.7	113.1	71.5	277.3
Operating income (loss)	$179.2	$74.0	$(71.5)	181.7
Pension expense other than service				4.0
Interest expense, net				12.7
Other expense				1.6
Income before income taxes				163.4
Income tax expense				47.5
Net income				$115.9

	Year ended September 30, 2023
	Water Flow Solutions	Water Management Solutions	Corporate	Consolidated
	(in millions)
Net sales	$634.4	$641.3	$—	$1,275.7
Gross profit	164.9	214.6	—	379.5
Operating expenses:
Selling, general and administrative	85.3	106.9	49.7	241.9
Strategic reorganization and other charges	—	1.7	8.5	10.2
Total operating expenses	85.3	108.6	58.2	252.1
Operating income (loss)	$79.6	$106.0	$(58.2)	127.4
Pension benefit other than service				3.7
Interest expense, net				14.7
Income before income taxes				109.0
Income tax expense				23.5
Net income				$85.5

Consolidated Analysis
Net sales for 2024 were $1,314.7 million as compared with $1,275.7 million in the prior year, an increase of $39.0 million or 3.1%, primarily as a result of higher pricing across most of our product lines, higher volumes at Water Flow Solutions, partially offset by lower volumes at Water Management Solutions which include a negative impact from the Israel-Hamas war of less than 2%.

Gross profit for 2024 was $459.0 million as compared with $379.5 million in the prior year, an increase of $79.5 million or 20.9%, primarily a result of favorable manufacturing performance related to labor, overhead and logistics efficiencies and favorable price/cost. This increase was partially offset by negative impacts from the Israel-Hamas war of approximately 4%. Gross margin increased to 34.9% in 2024 as compared with 29.7% in the prior year.
Selling, general and administrative expenses (“SG&A”) for 2024 were $245.2 million as compared with $241.9 million in the prior year, an increase of $3.3 million or 1.4%, primarily due to higher employee incentives, higher costs associated with approximately 3% inflation and the impact of foreign currency fluctuation, partially offset by a decrease in salary and benefit expense associated with our restructuring activities, third-party fees and engineering materials expense. As a percentage of net sales, SG&A decreased 30 basis points to 18.7% of net sales from 19.0% in the prior year.
Strategic reorganization and other charges for 2024 of $15.8 million primarily consisted of expenses associated with the leadership transition, certain transaction-related expenses, $1.8 million related to non-cash asset impairment, expenses associated with the cybersecurity incidents and severance. Strategic reorganization and other charges for 2023 of $10.2 million primarily consisted of expenses associated with the leadership transition, severance and certain transaction-related expenses.

During the year ended September 30, 2024, we incurred a non-cash goodwill impairment charge of $16.3 million within the Water Management Solutions segment. No goodwill impairment charge was recorded in 2023.

Interest expense, net for 2024 was $12.7 million as compared with $14.7 million in the prior year, a decrease of $2.0 million or 13.6%, primarily as a result of higher interest income. The components of interest expense, net are provided below.

	Year ended September 30,
	2024	2023
	(in millions)
4.0% Senior Notes	$18.0	$18.0
Deferred financing costs amortization	1.0	1.0
ABL Agreement	0.9	0.9
Capitalized interest	(0.1)	(1.6)
Other interest expense	1.7	0.1
Total interest expense	21.5	18.4
Interest income	(8.8)	(3.7)
Total interest expense, net	$12.7	$14.7

Other expense for 2024 was $1.6 million for the release of an indemnification receivable related to an expired uncertain tax position. There was no Other expense for 2023.
Income tax expense of $47.5 million in 2024 resulted in an effective income tax rate of 29.1%, which was higher than the 21.6% rate in the prior year primarily as a result of certain non-deductible items, including non-cash goodwill impairment, an increase in the state income tax rate and lesser foreign tax rate benefits.
Segment Analysis
Water Flow Solutions
Net sales for 2024 were $755.5 million as compared with $634.4 million in the prior year, an increase of $121.1 million or 19.1%, primarily as a result of higher volumes in iron gate valves and service brass products as well as higher pricing across most of Water Flow Solutions’ product lines.
Gross profit for 2024 was $271.9 million as compared with $164.9 million in the prior year, an increase of $107.0 million or 64.9%, primarily as a result of favorable manufacturing performance driven by labor, overhead and logistic efficiencies, higher volumes and favorable price/cost, partially offset by higher custom duties expense. Gross margin increased to 36.0% in 2024, as compared with 26.0% in the prior year.
SG&A for 2024 was $92.5 million as compared with $85.3 million in the prior year, an increase of $7.2 million or 8.4%, primarily as a result of higher employee incentives and approximately 3% inflation, partially offset by lower salary and benefit expense associated with our restructuring activities. SG&A as a percentage of net sales was 12.2% and 13.4% for 2024 and 2023, respectively.

Water Management Solutions
Net sales for 2024 were $559.2 million as compared with $641.3 million in the prior year, a decrease of $82.1 million or 12.8%, primarily as a result of lower volumes across most product lines, including the impact of the Israel-Hamas war, partially offset by higher pricing across most of Water Management Solutions’ product lines.
Gross profit for 2024 was $187.1 million as compared with $214.6 million in the prior year, a decrease of $27.5 million or 12.8%, primarily as a result of lower volumes including the impact of the Israel-Hamas war, partially offset by favorable price/cost and favorable manufacturing performance. Gross margin was 33.5% in both 2024 and 2023.
SG&A for 2024 was $95.0 million as compared with $106.9 million in the prior year, a decrease of $11.9 million or 11.1% primarily due to lower salary and benefit expense associated with our restructuring activities and lower third-party fees, partially offset by unfavorable foreign currency fluctuation, higher employee incentives and approximately 3% inflation. SG&A as a percentage of net sales was 17.0% for 2024 and 16.7% in the prior year.
During the year ended September 30, 2024, Water Management Solution incurred a non-cash goodwill impairment charge of $16.3 million. No goodwill impairment charge was recorded in 2023.
Corporate
SG&A for 2024 was $57.7 million as compared with $49.7 million in the prior year, an increase of $8.0 million or 16.1% primarily as a result of higher employee incentives, higher third-party fees, unfavorable foreign currency fluctuation and approximately 3% inflation, partially offset by lower salary and benefit expense associated with our restructuring activities.

Financial Condition
Cash and cash equivalents were $309.9 million at September 30, 2024 and $160.3 million at September 30, 2023. Cash and cash equivalents increased during 2024 primarily as a result of $238.8 million in cash provided by operating activities, $4.0 million in effect of currency exchange rate changes on cash, partially offset by capital expenditures of $47.4 million, dividend payments of $39.9 million, and $10.0 million in common stock repurchases.
Receivables, net were $208.9 million at September 30, 2024 and $217.1 million at September 30, 2023. This decrease was a result of lower days sales outstanding.
Inventories, net were $301.7 million at September 30, 2024 and $297.9 million at September 30, 2023. Inventories increased during 2024 as a result of higher finished goods and approximately 1% inflation, partially offset by lower raw materials.
Property, plant and equipment, net was $318.8 million at September 30, 2024 and $311.7 million at September 30, 2023. Property, plant and equipment increased as a result of $47.4 million in capital expenditures primarily associated with our new brass foundry in Decatur, Illinois, partially offset by depreciation expense of $39.1 million. Depreciation expense increased from $34.4 million in 2023 as a result of accelerated depreciation of certain assets.
Intangible assets were $309.7 million at September 30, 2024 and $334.0 million at September 30, 2023. Finite-lived intangible assets, net totaling $37.2 million at September 30, 2024, are amortized over their estimated useful lives. Amortization expense was $27.1 million in 2024 and $28.1 million in 2023. We expect amortization expense for these assets to be approximately $7 million for 2025, approximately $6 million in fiscal 2026 and fiscal 2027, approximately $5 million in fiscal 2028, and approximately $4 million in fiscal 2029. The reduction in amortization expense is a result of certain customer relationship intangibles becoming fully amortized. Indefinite-lived intangible assets, $272.5 million at September 30, 2024, are not amortized but are tested for potential impairment at least annually.
Accounts payable and other current liabilities were $257.2 million at September 30, 2024 and $218.1 million at September 30, 2023. Accounts payable increased during 2024 primarily as a result of timing and inflation. Other current liabilities increased during 2024 primarily as a result of higher personnel-related accruals, customer rebates, and product liabilities, partially offset by lower income taxes payable and accrued restructuring costs.
Total outstanding debt was $449.5 million as of September 30, 2024 and $447.4 million as of September 30, 2023. Total debt increased due to the addition of new financing leases and the amortization of deferred financing costs.

Deferred income taxes were net liabilities of $55.4 million at September 30, 2024 and $73.8 million at September 30, 2023, primarily related to intangible assets. The $18.4 million decrease in the net liability was primarily a result of an increase in deferred tax assets related to Internal Revenue Code Section 174 pertaining to the amortization of research and development expenditures and an increase in other accrued expenses.

Liquidity and Capital Resources
We had cash and cash equivalents of $309.9 million at September 30, 2024 and approximately $162.6 million of additional borrowing capacity under our asset-based lending arrangement (the “ABL”) based on September 30, 2024 data. Undistributed earnings from our subsidiaries in Israel, Canada and China are considered to be permanently invested outside of the United States. At September 30, 2024, cash and cash equivalents included $80.7 million, $10.3 million, and $10.0 million in Israel, Canada, and China, respectively.
We declared a quarterly dividend of $0.067 per common share on October 22, 2024, payable on or about November 20, 2024 to holders of record as of November 8, 2024, which we expect to result in an estimated $10.5 million cash outlay.
We repurchased $10.0 million of our outstanding common stock during the fiscal year ended September 30, 2024 and had $80.0 million remaining under our share repurchase authorization as of September 30, 2024.
The ABL and 4.0% Senior Notes contain customary representations and warranties, covenants and provisions governing an event of default. The covenants restrict our ability to engage in certain activities including, but not limited to, the payment of dividends and the redemption of our common stock.
Collections from customers were higher during the fiscal year ended September 30, 2024 as compared with the prior year period primarily as a result of higher sales during the comparative periods. Inventories increased during the fiscal year ended September 30, 2024 primarily as a result of inflation and timing of shipments. Other current liabilities and other noncurrent liabilities increased as a result of higher employee-related accruals, product liabilities, and customer rebates, partially offset by lower income taxes payable and accrued restructuring costs.

Capital expenditures remained fairly constant at $47.4 million for 2024 compared with $47.6 million for 2023. We estimate 2025 capital expenditures will be between $45.0 million and $50.0 million.

Income tax payments were higher during 2024 compared with the prior year primarily as a result of higher income before income taxes as well as the timing of certain federal and state extension payments. We expect the effective tax rate in 2025 to be between 25% and 27%.
Our stock repurchase program allows us to repurchase up to $250.0 million of our common stock, of which we had remaining authorization of $80.0 million as of September 30, 2024. The program does not commit us to any particular timing or quantity of purchases, and we may suspend or discontinue the program at any time. We repurchased 636,789 and 714,830 shares of our common stock in 2024 and 2023, respectively.
We use letters of credit and surety bonds in the ordinary course of business to ensure the performance of contractual obligations. As of September 30, 2024, we had $12.2 million of letters of credit and $13.8 million of surety bonds outstanding.
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
ABL Agreement
Our ABL is provided by a syndicate of banking institutions and consists of a revolving credit facility of $175.0 million in borrowing capacity that matures the earlier of (a) March 16, 2029, which is ninety-one days prior to the stated maturity date of our 4.0% Senior Notes if the Notes are still outstanding on that date or (b) March 28, 2029. The ABL includes the ability to borrow up to $25.0 million of swing line loans and up to $60.0 million of letters of credit. The ABL permits us to increase the size of the credit facility by an additional $150.0 million in certain circumstances subject to adequate borrowing base availability.

In December 2023, we obtained a waiver under our ABL (“ABL Waiver”) to provide for additional time associated with certain reporting requirements that were delayed as a result of the cybersecurity incident announced on October 28, 2023. Under the ABL Waiver, the maximum aggregate amount of borrowings and other credit extensions under the ABL was temporarily limited to $50.0 million until all of the required reports were delivered. During our first fiscal quarter of 2024, we delivered the required reports, and on February 6, 2024, the ABL Waiver was terminated. Accordingly, we are no longer subject to the $50.0 million temporary limit on credit extensions.
On March 28, 2024, we amended our ABL to, among other things, (i) extend the maturity date from July 29, 2025 to the earlier of (a) March 28, 2029 and (b) 91 days prior to the stated maturity date of the Company’s 4.0% Senior Notes due June 15, 2029 (as may be extended from time to time in accordance with the Indenture governing the notes) if the 4.0% Senior Notes are then outstanding, (ii) decrease the grid-based interest rate margins by approximately 50 basis points to 150 basis points for Secured Overnight Financing Rate (“SOFR”) loans and 50 basis points for base rate loans when average availability is greater than 50% of the aggregate revolving commitments, and to 175 basis points for SOFR loans and 75 basis points for base rate loans, when average availability is less than or equal to 50% of the aggregate revolving credit commitments and (iii) replace the previously fixed 37.5 basis point unused commitment fee with a grid-based, quarterly unused commitment fee equal to (a) 37.5 basis points if average daily outstanding credit extensions for such quarter under the ABL (“Total Outstandings”) are less than or equal to 50% of the aggregate revolving credit commitments or (b) 25.0 basis points if Total Outstandings for such quarter are greater than or equal to 50% of the aggregate revolving credit commitments. We incurred approximately $0.9 million in debt issuance costs in connection with the ABL amendment which were capitalized and are amortized over the term of the ABL.
Borrowings under the ABL bear interest at a floating rate equal to SOFR plus an adjustment of 10 basis points and an applicable margin range of 150 to 175 basis points, or a base rate, as defined in the ABL, plus an applicable margin of 50 to 75 basis points. At September 30, 2024, the applicable margin was 150 basis points for SOFR-based loans and 50 basis points for base rate loans.
The ABL is subject to mandatory prepayments if total outstanding borrowings under the ABL are greater than the aggregate commitments under the revolving credit facility or if we dispose of overdue accounts receivable in certain circumstances. The borrowing base under the ABL is equal to the sum of (a) 85% of the value of eligible accounts receivable and (b) the lesser of (i) 70% of the value of eligible inventory or (ii) 85% of the net orderly liquidation value of eligible inventory, less certain reserves. Prepayments can be made at any time without penalty. The ABL allows for certain restricted payments such as cash dividends on our common stock up to certain thresholds.
Substantially all of our United States subsidiaries are borrowers under the ABL and are jointly and severally liable for any outstanding borrowings. Our obligations under the ABL are secured by a first-priority perfected lien on all of our United States inventory, accounts receivable, certain cash balances and other supporting assets.
The ABL includes a commitment fee for any unused borrowing capacity of 37.5 basis points per annum when the unused capacity is above 50% of the credit commitments, with a step down to 25.0 basis points per annum when unused capacity is less than or equal to 50% of the credit commitments. At September 30, 2024, the commitment fee was 37.5 basis points.
Borrowings are not subject to any financial maintenance covenants unless excess availability is less than the greater of $17.5 million and 10% of the Loan Cap as defined in the ABL. Excess availability based on September 30, 2024 data was $162.6 million, as reduced by $12.2 million of outstanding letters of credit and $0.2 million of accrued fees and expenses.
4.0% Senior Unsecured Notes
On May 28, 2021, we privately issued $450.0 million of 4.0% Senior Unsecured Notes (“4.0% Senior Notes”), which mature on June 15, 2029 and bear interest at 4.0%, paid semi-annually in June and December. We capitalized $5.5 million of financing costs, which are being amortized over the term of the 4.0% Senior Notes using the effective interest method. Proceeds from the 4.0% Senior Notes, along with cash on hand were used to redeem previously existing notes. Substantially all of our U.S. subsidiaries guarantee the 4.0% Senior Notes, which are subordinate to borrowings under our ABL. Based on quoted market prices the outstanding 4.0% Senior Notes had a fair value of $430.2 million at September 30, 2024.
An indenture governing the 4.0% Senior Notes (“Indenture”) contains customary covenants and events of default, including covenants that limit our ability to incur certain debt and liens. There are no financial maintenance covenants associated with the Indenture. We believe we were in compliance with these covenants at September 30, 2024.
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

Material Cash Requirements

We enter into a variety of contractual obligations as part of our normal operations in addition to capital expenditures. As of September 30, 2024, we have (i) debt obligations related to our $450.0 million 4.0% Senior Notes which mature in 2029 and include cash interest payments of $18.0 million in 2025 annually through 2029; (ii) cumulative cash obligations of $32.9 million for operating leases through 2034 and $3.1 million for finance leases through 2029; and (iii) purchase obligations for raw materials and other purchased parts of approximately $104.8 million and $1.1 million which we expect to incur during 2025 and 2026, respectively. Additionally, we expect to invest to strengthen our systems, cybersecurity training, policies, programs, response plans and other similar measures. We expect to fund these cash requirements from cash on hand and cash generated from operations.

Effect of Inflation
We experience changing price levels primarily related to purchased components and raw materials. During our fiscal year 2024, we experienced approximately 1% inflation as compared with our fiscal year 2023 for these inventory items. We anticipate inflation in raw and other material costs in 2025, including on purchased components, which is likely to have an adverse effect on our margins to the extent we are unable to pass on such higher costs to our customers.
During fiscal year 2024, we experienced approximately 3% labor inflation, which is slightly lower than the 3.8% released by the U.S. Bureau of Labor Statistics for the 12-month period ended September 30, 2024.

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

Inventories, net
We record inventories at standard cost or estimated net realizable value. Standard cost reasonably approximates cost determined on the first-in, first-out basis. Inventory cost includes an overhead component that can be affected by levels of production and actual costs incurred. We evaluate the need to record adjustments for impairment of inventory at least quarterly. This evaluation includes such factors as anticipated usage, inventory levels and ultimate product sales value. If in our judgment persuasive evidence exists that the net realizable value of inventory is lower than its cost, the inventory value is written down to its estimated net realizable value. Significant judgments regarding future events and market conditions are made when estimating net realizable value.
Accounting for the Impairment of Goodwill and Indefinite-lived Intangible Assets
We test goodwill and indefinite-lived intangible assets for impairment annually or more frequently if events or circumstances indicate possible impairment. We perform this annual impairment testing on September 1, using standard valuation methodologies and rates that we consider to be reasonable and appropriate.
We evaluate goodwill for impairment using a quantitative analysis. The carrying value of the reporting unit, including goodwill, is compared with the estimated fair value of the reporting unit utilizing a combination of the income, market and cost approaches as applicable. The income approach, which is a level 3 fair value measurement, is based on projected debt-free cash flow which is discounted to the present value using discount rates that consider the timing and risk of the cash flows. The market approach is based on the guideline public company method, which uses market multiples to value our reporting units. The cost approach is based on the net aggregate value of the reporting unit’s underlying assets.

The income approach is dependent on management’s best estimates of future operating results, including forecasted sales, earnings before interest, taxes, depreciation and amortization (“EBITDA”) margins and the selection of discount rates. There are inherent uncertainties related to the assumptions used and to management's application of these assumptions.

We test our trade name indefinite-lived intangible assets for impairment using a “royalty savings method,” which is a variation of the discounted cash flow method. This method estimates a fair value by calculating an estimated discounted future cash flow stream from the hypothetical licensing of the indefinite-lived intangible assets. If this estimated fair value exceeds the carrying value, no impairment is indicated. Conversely, if the estimated fair value is less than the carrying value, impairment is indicated. This analysis is dependent on management’s best estimates of future operating results and the selection of reasonable discount rates and hypothetical royalty rates.

We performed our annual impairment testing at September 1, 2024. As a result of this quantitative testing, we recognized a $16.3 million non-cash goodwill impairment charge for a reporting unit within our Water Management Solutions segment as the carrying value exceeded its fair value. Our determination of the estimated fair value was based on our concluded value under the cost approach. Additionally, we performed our annual impairment testing of indefinite-lived intangible assets at September 1, 2024 and recognized a $0.4 million non-cash impairment charge related to trade names within Water Management Solutions. Our testing indicated no other impairment.

Warranty Cost
We accrue for warranty expenses that may include customer costs of repair and/or replacement, including labor, materials, equipment, freight and reasonable overhead costs. We accrue for the estimated cost of product warranties at the time of sale if such costs are determined to be reasonably estimable at that time. Warranty cost estimates are revised throughout applicable warranty periods as better information regarding warranty costs becomes available. Critical factors in our analyses include warranty terms, specific claim situations, general incurred and projected failure rates, the nature of product failures, product and labor costs, and general business conditions. These estimates are inherently uncertain as they are based on historical data. If warranty claims are made in the current period for issues that have not historically been the subject of warranty claims and were not taken into consideration in establishing the accrual or if claims for issues already considered in establishing the accrual exceed expectations, warranty expense may exceed the accrual for that particular product. Additionally, a significant increase in costs to repair or replace could require additional warranty expense. We monitor and analyze our warranty experience and costs periodically and revise our warranty accrual as necessary. However, as we cannot predict actual future claims, the potential exists for the difference in any one reporting period to be material.

Contingencies
We are involved in litigation, investigations and claims arising in the normal course of business. We estimate and accrue liabilities resulting from such matters based on a variety of factors, including outstanding legal claims and proposed settlements; assessments by legal counsel of pending or threatened litigation; and assessments of potential environmental liabilities and remediation costs. We believe we have adequately accrued for these potential liabilities; however, facts and circumstances may change and could cause the actual liability to exceed estimates, or may require adjustments to the recorded liability balances in the future. As we learn new facts concerning contingencies, we reassess our position both with respect to accrued liabilities and other potential exposures. Estimates particularly sensitive to future changes include liabilities recorded for environmental remediation, tax and legal matters. Estimated future environmental remediation costs are subject to change as a result of such factors as the uncertain magnitude of cleanup costs, the unknown time and extent of such remedial actions that may be required, and the determination of our liability in proportion to that of other responsible parties. Estimated future costs related to tax and legal matters are subject to change as events evolve and as additional information becomes available during the administrative and litigation processes. For more information on these and other contingencies, see Note 15. of the Notes to Consolidated Financial Statements. See also “Item 1. BUSINESS - Regulatory and Environmental Matters,” “Item 1A. RISK FACTORS.”
Workers’ Compensation, Defined Benefit Pension Plans, Environmental and Other Long-term Liabilities
We are obligated for various liabilities that ultimately will be determined over what could be very long future time periods. We established the recorded liabilities for such items at September 30, 2024 using estimates for when such amounts will be paid and what the amounts of such payments will be. These estimates are subject to change based on numerous factors including, among others, claim development, regulatory changes, technology changes, the investment performance of related assets, longevity of participants, the discount rate used and changes to plan designs.

Item 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
We are exposed to various market risks, including potential losses arising from adverse changes in market prices and rates, such as various commodity prices and foreign exchange rates. We manage our exposures to these market risks through internally established policies and procedures, and when appropriate, through the use of foreign exchange contracts. We do not enter into derivatives or other financial instruments for trading or speculative purposes.
Our primary financial instruments are cash and cash equivalents. This includes cash in banks and highly rated, liquid money market investments. We believe these instruments are not subject to material potential near-term losses in future earnings from reasonably possible near-term changes in market rates or prices.
Commodity Price Risk
Our products are made using various purchased components and several basic raw materials, including brass ingot, scrap steel, sand and resin. We expect prices for these items to fluctuate based on marketplace demand. Our product margins and level of profitability may fluctuate depending on our ability to sufficiently pass increases in purchased component and raw material costs on to our customers. To manage commodity price risks, we monitor commodity price fluctuations and may adjust our selling prices accordingly or implement certain supplier pricing agreements. In 2024, we experienced approximately 1% inflation compared to 2023. See “Item 1A. RISK FACTORS-The prices of our purchased components and raw materials can be volatile.”
Currency Risk
Our principal assets, liabilities and operations outside the United States are in Israel, Canada and China. Foreign reporting entities are remeasured into local currencies with the effect reflected in the consolidated statements of operations. Assets and liabilities are translated into United States dollars at currency exchange rates in effect at the end of each period, with the effect of such translation reflected in other comprehensive income (loss). Our stockholders’ equity will fluctuate depending upon the weakening or strengthening of the United States dollar against these non-United States currencies. Net sales and expenses of these subsidiaries are translated into United States dollars at the average relevant foreign currency exchange rate during the period. We may, in future periods, use derivative instruments to hedge a portion of our foreign currency exchange rate risk.

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
Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report. Based on this evaluation, those officers have concluded that, at September 30, 2024, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We assessed the effectiveness of our internal control over financial reporting at September 30, 2024. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013 framework). After doing so, management concluded that, at September 30, 2024, our internal control over financial reporting was effective.
The effectiveness of our internal control over financial reporting at September 30, 2024 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report.

Item 9B.    OTHER INFORMATION

(a) Not applicable.

(b) Rule 10b5-1 Trading Plans

No officers or directors, as defined in Rule 16a-1(f) adopted, modified and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the fourth quarter of fiscal 2024.

Item 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The name and position at November 20, 2024 and age of each of our executive officers and directors at September 30, 2024 are presented below.

Name	Age	Position
Marietta Edmunds Zakas	65	Chief Executive Officer
Paul McAndrew	50	President and Chief Operating Officer
Steven S. Heinrichs	56	Executive Vice President, Chief Financial Officer and Chief Legal and Compliance Officer
Chason A. Carroll	49	Senior Vice President, General Counsel and Corporate Secretary
Scott P. Floyd	55	Senior Vice President, Sales and Marketing
Todd P. Helms	57	Senior Vice President and Chief Human Resources Officer
Richelle R. Feyerherm	52	Vice President, Operations Controller
Suzanne G. Smith	57	Vice President and Chief Accounting Officer
Stephen C. Van Arsdell	74	Non-Executive Chair of the Board of Directors
Shirley C. Franklin	79	Director
Christian A. Garcia	61	Director
Thomas J. Hansen	75	Director
Brian C. Healy	53	Director
Christine Ortiz	53	Director
Jeffery S. Sharritts	56	Director
Brian L. Slobodow	56	Director
Lydia W. Thomas	79	Director
Karl Niclas Ytterdahl	59	Director

Marietta Edmunds Zakas has served as our Chief Executive Officer since May 2024. She served as President and Chief Executive Officer from August 2023 to May 2024, as Executive Vice President and Chief Financial Officer from January 2018 to August 2023 and as Senior Vice President, Strategy, Corporate Development and Communications from November 2006 to December 2017. She was also the interim head of Human Resources from January 2016 to December 2017. Previously, Ms. Zakas held various positions at Russell Corporation, an athletic apparel, footwear and equipment company, culminating in her role as Corporate Vice President, Chief of Staff, Business Development and Treasurer. From 1993 to 2000, she served as Corporate Vice President, Director of Investor Relations, and Corporate Secretary for Equifax Inc. Ms. Zakas began her career as an investment banker at Morgan Stanley. She earned a Bachelor of Arts degree with honors from Randolph-Macon Woman’s College (now known as Randolph College), a Master of Business Administration degree from the University of Virginia Darden School of Business and a Juris Doctor from the University of Virginia School of Law. Ms. Zakas is a director of BlueLinx Holdings Inc. and is a former director of Atlantic Capital Bank and Atlantic Capital Bancshares.
Paul McAndrew has served as our President and Chief Operating Officer since May 2024. He served as Executive Vice President and Chief Operating Officer from August 2023 to May 2024 and as Senior Vice President of Global Operations and Supply Chain from November 2022 to August 2023. Previously, Mr. McAndrew served as Vice President and General Manager of Professional Tools in the Commercial and Residential Solutions business with Emerson Electric Co. from April 2017 to November 2022. Prior to that, he held various operating roles at Kautex Textron GmbH & Co. KG from June 2002 to April 2017, culminating in his role as Vice President. Mr. McAndrew earned a Bachelor of Science degree from Cardiff University.
Steven S. Heinrichs has served as our Executive Vice President, Chief Financial Officer and Chief Legal and Compliance Officer since August 2023. He served as our Executive Vice President, Chief Legal and Compliance Officer and Secretary from August 2018 to August 2023. He served as Senior Vice President, General Counsel and Secretary of Neenah, Inc. (f/k/a Neenah Paper, Inc.), which spun off from Kimberly-Clark Corporation in December 2004, from June 2004 to July 2018. Mr. Heinrichs joined Kimberly-Clark as Chief Counsel, Pulp and Paper and General Counsel for Neenah, Inc. Prior to his

employment with Kimberly-Clark, Mr. Heinrichs served as Associate General Counsel and Assistant Secretary for Mariner Health Care, Inc., a nursing home and long-term acute care hospital company. Before joining Mariner Health Care in 2003, Mr. Heinrichs served as Associate General Counsel and Assistant Secretary for American Commercial Lines LLC, a leading inland barge and shipbuilding company from 1998 through 2003. Mr. Heinrichs engaged in the private practice of law with Skadden, Arps, Slate, Meagher and Flom LLP and Shuttleworth, Smith, McNabb and Williams PLLC from 1994 through 1998. Mr. Heinrichs earned a Master of Business Administration from the Kellogg School of Management at Northwestern University, his law degree from Tulane University, and his Bachelor of Arts degree from the University of Virginia.
Chason A. Carroll has served as our Senior Vice President, General Counsel and Corporate Secretary since January 2024. He served as Vice President, General Counsel and Corporate Secretary from August 2023 to January 2024, as Vice President, Deputy General Counsel and Assistant Secretary from January 2019 to August 2023 and Senior Assistant General Counsel from March 2013 to January 2019. Prior to joining us, Mr. Carroll held various positions at Atlanticus Holdings Corporation and Motorola Inc and engaged in the private practice of law with Taylor English Duma LLP. Mr. Carroll earned a Bachelor of Electrical Engineering and a Master of Electrical Engineering from Georgia Institute of Technology and his law degree from Georgia State University.
Scott P. Floyd has served as our Senior Vice President, Sales and Marketing since March 2024. He served as Senior Vice President, Water Flow Solutions from October 2021 to March 2024, as Senior Vice President, Infrastructure from June 2020 to September 2021, as Vice President and General Manager - Specialty Valves from February 2019 to May 2020, as Plant Manager of our Cleveland, Tennessee facility from October 2007 to February 2019, as Plant Manager of our Brownsville, Texas facility from March 2016 to February 2019, and as Operations Manager of our Cleveland, Tennessee facility from September 1998 to October 2007.
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
Stephen C. Van Arsdell has been a member of our Board of Directors since July 2019 and has served as our Non-Executive Chair since February 2024. Mr. Van Arsdell is a former senior partner of Deloitte LLP, where he served as Chairman and Chief Executive Officer of Deloitte & Touche LLP from 2010-2012 and as Deputy Chief Executive Officer from 2009-2010. He also served as a member of Deloitte’s board of directors from 2003-2009, during which time he held the position of Vice-Chair. Mr. Van Arsdell has served as a member of the board of directors of Old National Bancorp since February 2022 and has been a member of the audit committee of Brown Brothers Harriman since 2015. Mr. Van Arsdell previously served as a director of First Midwest Bancorp, Inc. from 2017 to February 2022. Mr. Van Arsdell earned both a Bachelor of Science degree in Accounting and a Master of Accounting Science degree from the University of Illinois. He is a certified public accountant.
Shirley C. Franklin has been a member of our Board of Directors since November 2010. Ms. Franklin serves as the President of Clarke-Franklin & Associates, Inc., a management consulting firm, and of Clark Lyons LLC, a business development and professional services firm. She is also a co-founder of Authenticity Partners. In addition, Ms. Franklin serves as a board member of the National Center for Civil and Human Rights and is a board member of the Paul Volcker Alliance. From 2002 to 2010, Ms. Franklin was mayor of Atlanta, Georgia. Ms. Franklin earned a Bachelor of Arts degree in sociology from Howard University and a Master of Arts degree in sociology from the University of Pennsylvania.
Christian A. Garcia has been a member of our Board of Directors since August 2024. Prior to his appointment as a member of the Board, Mr. Garcia was a Board observer from March 2024 to August 2024. Mr. Garcia formerly served as Executive Vice President and Chief Financial Officer from 2020 to 2023 at BrandSafway, a provider of industrial services solutions to commercial, industrial, and infrastructure markets. From January 2020 to August 2020, Mr. Garcia served as the Executive

Vice President and Chief Financial Officer of Weatherford International, a publicly listed oil services company. From 2016 to 2019, Mr. Garcia served as Executive Vice President and Chief Financial Officer of Visteon Corporation, a publicly listed provider of automotive cockpit electronics. Previously, Mr. Garcia served as acting Chief Financial Officer of Halliburton Company, where he progressed through a variety of leadership positions including Chief Accounting Officer, Treasurer and Senior Vice President of Investor Relations. Mr. Garcia has served as a Director at Tetra Technologies, Inc. since May 2023 and Bausch Health Companies Inc. since May 2024. Mr. Garcia earned a Bachelor of Science degree in business economics from the University of the Philippines and a Master of Science degree in management from Purdue University.
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
Brian C. Healy has been a member of our Board of Directors since February 2024. Prior to his election as a member of the Board, Mr. Healy was a Board observer from November 2023 to February 2024. Mr. Healy is a lecturer of finance at the University of Virginia McIntire School of Commerce. He previously served as Managing Director and Co-Head of Mergers and Acquisitions in the Americas at Morgan Stanley and was a member of the Investment Banking Management Committee from 2019 to 2023. Mr. Healy also held various leadership roles at Morgan Stanley, including Global Chief Operating Officer of Investment Banking and Head of Firm Strategy and Execution. He serves as a Board Member of Children’s Aid and Family Services of New Jersey. Mr. Healy earned his Bachelor of Science in Commerce from the University of Virginia and an MBA with a concentration in finance from the University of Chicago.

Christine Ortiz has been a member of our Board of Directors since November 2018. Dr. Ortiz is the Morris Cohen Professor of Materials Science and Engineering at the Massachusetts Institute of Technology and Director of the MIT Technology and Policy Program. The author of more than 200 scholarly publications, she has supervised research projects across multiple academic disciplines, received 30 national and international honors, including the Presidential Early Career Award in Science and Engineering awarded to her by President George W. Bush, and served as the Dean for Graduate Education at Massachusetts Institute of Technology from 2010 to 2016. She is also the founder of an innovative, nonprofit, higher education educational institution, Station1. Dr. Ortiz has served as a director of Enovis Corporation since 2022. She earned a Bachelor of Science degree from Rensselaer Polytechnic Institute and a Master of Science degree and a Doctor of Philosophy degree from Cornell University, each in the field of materials science and engineering.

Jeffery S. Sharritts has been a member of our Board of Directors since March 2021. Mr. Sharritts served as Executive Vice President and Chief Customer and Partner Officer at Cisco from May 2022 to July 2024. During his nearly 24-year tenure at Cisco, Mr. Sharritts held several executive sales roles, including Senior Vice President of the Americas from 2018 to 2022 and Senior Vice President, U.S. Commercial Sales from 2014 to 2018. Mr. Sharritts holds Advisory Board Member positions with the Georgia Chamber of Commerce and Metro Atlanta Chamber of Commerce. Mr. Sharritts earned a Bachelor of Science degree in Business Administration from The Ohio State University.
Brian L. Slobodow has been a member of our Board of Directors since October 2022. Mr. Slobodow is Chief Executive Officer of Better Being Co., a manufacturer and distributor of supplements and personal care products. From 2021 to 2023, he served as an Operating Partner of Operational Resource Group, LLC and from 2015 to 2020 he served as an Operating Executive at Golden Gate Capital, where, between 2007 and 2015, he also held senior leadership positions in multiple former portfolio companies. Prior to joining Golden Gate Capital, Mr. Slobodow held multiple leadership positions within Johnson & Johnson Consumer Products from 2003 to 2007 and was a Principal at A.T. Kearney from 2000 to 2003. Mr. Slobodow holds a Bachelor of Science degree in Industrial and Manufacturing Engineering and a Master of Business Administration degree from the Massachusetts Institute of Technology Sloan School of Management.

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

Additional Information
Additional information required by this item, as well as information relating to compliance with Section 16(a) of the Exchange Act, will be contained in our definitive proxy statement issued in connection with the 2025 Annual Meeting of Stockholders filed with the SEC within 120 days after September 30, 2024 and is incorporated herein by reference.
Our website address is www.muellerwaterproducts.com. You may read and print our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and any amendments to those reports via the investor relations section of our website free of charge. These reports are available on our website soon after we file them with or furnish them to the SEC. These reports should also be available through the SEC’s website at www.sec.gov.
We have adopted a written code of conduct that applies to all directors, officers and employees, including a separate code that applies only to our principal executive officer and senior financial officers in accordance with Section 406 of the Sarbanes-Oxley Act of 2002 and the rules of the SEC promulgated thereunder. Our Code of Business Conduct and Ethics is filed as Exhibit 14.1 to this annual report on Form 10-K and is also available in the corporate governance section of our website. In the event that we make changes in, or provide waivers from, the provisions of this Code of Business Conduct and Ethics for which SEC disclosure is required, we will make such disclosure in the corporate governance section of our website.
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
We have adopted an insider trading policy that governs the purchase, sale and/or other dispositions of our securities by directors, officers and employees, as well as the Company, that is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the New York Stock Exchange listing standards applicable to us. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this annual report on Form 10-K.

Item 11.EXECUTIVE COMPENSATION
The information required by this item will be contained in our definitive proxy statement issued in connection with our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Except for the information set forth below and the information set forth in “Part II, Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES,” the information required by this item will be contained in our definitive proxy statement issued in connection with our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Securities Authorized for Issuance under Equity Compensation Plans
We have two compensation plans under which our equity securities are authorized for issuance: (1) The Mueller Water Products, Inc. 2006 Employee Stock Purchase Plan (“ESPP”), as amended; and (2) The Mueller Water Products, Inc. 2006 Stock Incentive Plan (“2006 Plan”), as amended.
The following table sets forth certain information relating to these equity compensation plans at September 30, 2024.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance
Equity compensation plans approved by stockholders:
2006 Plan	2,375,934	(1)	$12.60	(2)	3,874,846	(3)
ESPP	24,621		—		1,792,275	(4)
Total	2,400,555				5,667,121

(1)Consists of the maximum number of shares that could be earned upon exercise or vesting of outstanding stock-based awards granted under the 2006 Plan. This includes 990,368 shares associated with share-settled performance units that may or may not be earned, depending on Company performance or stock market performance, as described in Note 10. of the Notes to the Consolidated Financial Statements.
(2)Weighted-average exercise price of 931,770 options.
(3)The number of securities initially available for issuance under the 2006 Plan was 20,500,000 shares.
(4)The number of securities initially available for issuance under the ESPP Plan was 5,800,000 shares.

Item 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be contained in our definitive proxy statement issued in connection with our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be contained in our definitive proxy statement issued in connection with our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

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

2.2
Letter Agreement dated as of February 23, 2006 between Walter Industries, Inc. and Mueller Water Products, Inc. Incorporated by reference to Exhibit 10.1 to Mueller Water Products, Inc. Form 8-K (File no. 333-131521) filed on February 27, 2006.

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

3.1	Second Amended and Restated Bylaws of Mueller Water Products, Inc. Incorporated by reference to Exhibit 3.1 to Mueller Water Products, Inc. Form 8-K (File no. 001-32892) filed on May 6, 2024.
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

Exhibit no.	Document
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

10.19.1	First Amendment to Credit Agreement, dated December 18, 2012. Incorporated by reference to Exhibit 10.20.1 to Mueller Water Products, Inc. Form 8-K (File no. 001-32892) filed on December 19, 2012.
10.19.2	Second Amendment to Credit Agreement, dated November 25, 2014. Incorporated by reference to Exhibit 10.19.2 to Mueller Water Products, Inc. Form 10-K (File no. 001-32892) filed on November 26, 2014.
10.19.3	Third Amendment to Credit Agreement, dated July 12, 2016. Incorporated by reference to Exhibit 10.19.3 to Mueller Water Products, Inc. Form 10-Q (File no. 001-32892) filed on August 8, 2016.
10.19.4	Fourth Amendment to Credit Agreement, dated January 6, 2017. Incorporated by reference to Exhibit 10.1 to Mueller Water Products, Inc. Form 8-K (File no. 001-32892) filed on January 10, 2017.
10.19.5	Fifth Amendment to Credit Agreement, dated July 30, 2020. Incorporated by reference to Exhibit 10.1 to Mueller Water Products, Inc. Form 10-Q (File no. 001-32892) filed on August 6, 2020.
10.19.6	Sixth Amendment to Credit Agreement, dated April 5, 2023. Incorporated by reference to Exhibit 10.1 to Mueller Water Products, Inc. Form 10-Q (File no. 001-32892) filed on May 9, 2023.
10.19.7	Seventh Amendment to Credit Agreement, dated March 28, 2024. Incorporated by reference to Exhibit 10.1 to Mueller Water Products, Inc. Form 10-Q (File no. 001-32892) filed on May 7, 2024.
10.19.8
Limited Waiver Agreement to Credit Agreement, Dated December 11, 2023. Incorporated by reference to Exhibit 10.19.7 to Mueller Water Products, Inc. Form 10-K (File no. 000-32892) filed on December 14, 2023.

10.19.9
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

10.29+
Employment Agreement, dated September 15, 2008, as amended, between Mueller Water Products Inc. and Marietta Edmunds Zakas.  Incorporated by reference to Exhibit 10.28 to Mueller Water Products, Inc. Form 10-K (File no. 001-32892) filed on November 22, 2016.

Exhibit no.	Document
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

10.29.4+
Letter Agreement, dated August 21, 2023, by and between Mueller Water Products Inc. and Marietta Edmunds Zakas. Incorporated by reference to Exhibit 10.29.4 to Mueller Water Products, Inc. Form 10-K (File no, 000-32892) filed on December 14, 2023.

10.29.5+
Transition Grant Award Agreement, dated August 24, 2023, by and between Mueller Water Products, Inc. and Marietta Edmunds Zakas. Incorporated by reference to Exhibit 10.29.5 to Mueller Water Products, Inc. Form 10-K (File no. 000-32892) filed on December 14, 2023.

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

10.30.2+
Transition and Separation Agreement, dated August 21, 2023, by and between Mueller Water Products, Inc. and J. Scott Hall. Incorporated by reference to Exhibit 10.30.2 to Mueller Water Products, Inc. Form 10-K (File no. 000-32892) filed on December 14, 2023.

10.31+
Employment Agreement, dated July 18, 2018, by and between Mueller Water Products Inc. and Steven S. Heinrichs. Incorporated by reference to Exhibit 10.31 to Mueller Water Products, Inc. Form 10-K (File no. 001-32892) filed on November 21, 2018.

10.31.2+
Executive Change-in-Control Severance Agreement, dated September 30, 2019 by and between Mueller Water Products and Steven S. Heinrichs. Incorporated by reference to Exhibit 10.30.2 to Mueller Water Products, Inc. Form 10-K (File no. 001-32892) filed on November 19, 2020).

10.31.3+
Letter Agreement, dated August 21, 2023, by and between Mueller Water Products, Inc. and Steven S. Heinrichs. Incorporated by reference to Exhibit 10.31.3 to Mueller Water Products, Inc. Form 10-K (File no. 000-32892) filed on December 14, 2023.

10.31.4+
Transition Grant Award Agreement, dated August 24, 2023, by and between Mueller Water Products, Inc. and Steven S. Heinrichs. Incorporated by reference to Exhibit 10.31.4 to Mueller Water Products, Inc. Form 10-K (File no. 000-32892) filed on December 14, 2023.

10.31.5+
Letter Agreement, dated September 5, 2024, by and between Mueller Water Products, Inc. and Steven S. Heinrichs. Incorporated by reference to Exhibit 10.1 to Mueller Water Products, Inc. Form 8-K (File no. 000-32892) filed on September 5, 2024.

10.32+
Mueller Water Products, Inc. Form of Performance Restricted Stock Unit Award Agreement (awards granted through fiscal 2022). Incorporated by reference to Exhibit 10.32 to Mueller Water Products, Inc. Form 10-K (File no. 001-32892) filed on November 19, 2021.

10.32.1+*	Mueller Water Products, Inc. Form of Performance Restricted Stock Unit Award Agreement - Market Units (awards granted for fiscal 2023).
10.32.2+*	Mueller Water Products, Inc. Form of Performance Restricted Stock Unit Award Agreement - Market Units (awards granted after fiscal 2023).
10.32.3+*	Mueller Water Products, Inc. Form of Performance Restricted Stock Unit Award Agreement - ROIC Units (awards granted for fiscal 2023).
10.32.4+*	Mueller Water Products, Inc. Form of Performance Restricted Stock Unit Award Agreement - ROIC Units (awards granted after fiscal 2023).
10.33+
Mueller Water Products, Inc. Form of Restricted Stock Unit Award Agreement (awards granted through fiscal 2023). Incorporated by reference to Exhibit 10.33 to Mueller Water Products, Inc. Form 10-K (File no. 001-32892) filed on November 19, 2021.

10.33.1+*	Mueller Water Products, Inc. Form of Restricted Stock Unit Award Agreement (awards granted after fiscal 2023).

Exhibit no.	Document
10.34+
Mueller Water Products, Inc. Form of Stock Option Grant Award Agreement (awards granted through fiscal 2023). Incorporated by reference to Exhibit 10.34 to Mueller Water Products, Inc. Form 10-K (File no. 001-32892) filed on November 19, 2021.

10.34.1+*	Mueller Water Products, Inc. Form of Stock Option Grant Award Agreement (awards granted after fiscal 2023).
10.35
Cooperation Agreement dated October 11, 2022, among Mueller Water Products, Inc. and Ancora Catalyst Institutional, LP; Ancora Merlin Institutional, LP; Ancora Catalyst, LP; Ancora Merlin, LP; Ancora Alternatives LLC; Ancora Advisors, LLC; Ancora Family Wealth Advisors, LLC; The Ancora Group LLC; Inverness Holdings LL; Ancora Holdings Group, LLC and Frederick D. DiSanto. Incorporated by reference to Exhibit 10.1 to Mueller Water Products, Inc. Form 8-K (File no 001-32892) filed on October 13, 2022.

10.36.1+
Letter Agreement, dated August 21, 2023, by and between Mueller Water Products, Inc. and Paul McAndrew. Incorporated by reference to Exhibit 10.36.1 to Mueller Water Products, Inc. Form 10-K (File no. 000-32892) filed on December 14, 2023.

10.36.2+
Employment Agreement, dated August 21, 2023, by and between Mueller Water Products, Inc. and Paul McAndrew. Incorporated by reference to Exhibit 10.36.2 to Mueller Water Products, Inc. Form 10-K (File no. 000-32892) filed on December 14, 2023.

10.36.3+
Transition Grant Award Agreement, dated August 24, 2023, by and between Mueller Water Products, Inc. and Paul McAndrew. Incorporated by reference to Exhibit 10.36.3 to Mueller Water Products, Inc. Form 10-K (File no. 000-32892) filed on December 14, 2023.

10.36.4+
Executive Change-in-Control Severance Agreement, dated August 21, 2023, by and between Mueller Water Products, Inc. and Paul McAndrew. Incorporated by reference to Exhibit 10.36.4 to Mueller Water Products, Inc. Form 10-K (File no. 000-32892) filed on December 14, 2023.

10.36.5+
Letter Agreement dated May 6, 2024, by and between Mueller Water Products, Inc, and Paul McAndrew. Incorporated by reference to Exhibit 10.3 to Mueller Water Products, Inc. Form 10-Q (File no. 000-32892) filed on May 7, 2024.

10.37+	Mueller Water Products, Inc. Form of Retention Award Agreement. Incorporated by reference to Exhibit 10.37 to Mueller Water Products, Inc. Form 10-K (File no. 000-32892) filed on December 14, 2023.
14.1+
Code of Business Conduct and Ethics for Mueller Water Products, Inc. Incorporated by reference to Exhibit 14.1 to Mueller Water Products, Inc. Form 10-K (File no. 000-32892) files on December 14, 2023.

19.1*	Mueller Water Products, Inc. Insider Trading Policy.
21.1*	Subsidiaries of Mueller Water Products, Inc.
23.1*	Consent of Independent Registered Accounting Firm.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1
Mueller Water Products, Inc. Incentive Compensation Recovery Policy. Incorporated by reference to Exhibit 97.1 to Mueller Water Products, Inc. Form 10-K (File no. 000-32892) filed on December 14, 2023.

101*
The following financial information from the Annual Report on Form 10-K for the year ended September 30, 2024, formatted in XBRL (Extensible Business Reporting Language), (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

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
Date: November 20, 2024

MUELLER WATER PRODUCTS, INC.

By:	/s/ Marietta Edmunds Zakas
Name: Marietta Edmunds Zakas
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Marietta Edmunds Zakas	Chief Executive Officer	November 20, 2024
Marietta Edmunds Zakas

/s/ Steven S. Heinrichs	Chief Financial Officer and Chief Legal and Compliance Officer (Principal Financial Officer)	November 20, 2024
Steven S. Heinrichs

/s/ Suzanne G. Smith	Vice President and Chief Accounting Officer (Principal Accounting Officer)	November 20, 2024
Suzanne G. Smith

/s/ Stephen C. Van Arsdell	Non-Executive Chair of the Board of Directors	November 20, 2024
Stephen C. Van Arsdell

/s/ Shirley C. Franklin	Director	November 20, 2024
Shirley C. Franklin

/s/ Christian A. Garcia	Director	November 20, 2024
Christian A. Garcia

/s/ Thomas J. Hansen	Director	November 20, 2024
Thomas J. Hansen

/s/ Brian C. Healy	Director	November 20, 2024
Brian C. Healy

/s/ Christine Ortiz	Director	November 20, 2024
Christine Ortiz

/s/ Jeffery S. Sharritts	Director	November 20, 2024

Jeffery S. Sharritts

/s/ Brian L. Slobodow	Director	November 20, 2024
Brian L. Slobodow

/s/ Lydia W. Thomas	Director	November 20, 2024
Lydia W. Thomas

/s/ Karl Niclas Ytterdahl	Director	November 20, 2024
Karl Niclas Ytterdahl

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Mueller Water Products, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mueller Water Products, Inc. and subsidiaries (the Company) as of September 30, 2024 and 2023, the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended September 30, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated November 20, 2024 expressed an unqualified opinion thereon.

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

Valuation of Goodwill
Description of the Matter
At September 30, 2024, the Company’s remaining goodwill balance was $80.7 million and is within the Water Management Solutions segment. As described in Note 5 to the consolidated financial statements, goodwill is tested at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company performed its annual impairment test of the remaining goodwill and determined the reporting unit fair value using the discounted cash flow method, a form of the income approach, and the guideline public company method, a form of the market approach.

Auditing management’s estimate of the reporting unit fair value using the discounted cash flow method was complex due to the significant estimation involved in determining the fair value of the reporting unit. In particular, the fair value was sensitive to certain assumptions used by management to develop the projected financial information, including the forecasted earnings before interest, depreciation and amortization (EBITDA) margins. This significant assumption is forward-looking and could be affected by future industry, market and economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s controls over review of the fair value of the reporting unit. This included testing controls over management’s review of the significant assumption described above.

To test the estimated fair value of the reporting unit, we performed audit procedures that included, among others, assessing the methodologies used to estimate fair value, testing the significant assumption used to develop the fair value estimate, and testing the underlying data used by the Company in its analysis for completeness and accuracy. For example, we evaluated management’s forecasted EBITDA margins used in the fair value estimate by comparing the assumption to historical results and available market information. We also involved our valuation specialists to evaluate the valuation methodologies utilized. In addition, we performed a sensitivity analysis on the forecasted EBITDA margins to evaluate the potential change in the fair value of the reporting unit that would result from changes in this assumption.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2007.
Atlanta, Georgia
November 20, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Mueller Water Products, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Mueller Water Products, Inc. and subsidiaries’ internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Mueller Water Products, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 30, 2024 and 2023, the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended September 30, 2024, and the related notes and our report dated November 20, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Atlanta, Georgia
November 20, 2024

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,
	2024	2023
	(in millions, except share amounts)
Assets:
Cash and cash equivalents	$309.9	$160.3
Receivables, net of allowance for credit losses of $8.3 million and $7.3 million	208.9	217.1
Inventories, net	301.7	297.9
Other current assets	37.9	31.5
Total current assets	858.4	706.8
Property, plant and equipment, net	318.8	311.7
Intangible assets, net	309.7	334.0
Goodwill, net	80.7	93.7
Other noncurrent assets	68.3	58.8
Total assets	$1,635.9	$1,505.0

Liabilities and stockholders’ equity:
Current portion of long-term debt	$0.8	$0.7
Accounts payable	109.9	102.9
Other current liabilities	147.3	115.2
Total current liabilities	258.0	218.8
Long-term debt	448.7	446.7
Deferred income taxes	55.4	73.8
Other noncurrent liabilities	63.7	54.2
Total liabilities	825.8	793.5

Commitments and contingencies (Note 15.)

Preferred stock: par value $0.01 per share; 60,000,000 shares authorized, none outstanding at September 30, 2024 and 2023	—	—
Common stock: par value $0.01 per share; 600,000,000 shares authorized; 156,227,170 and 155,871,932 shares outstanding at September 30, 2024 and 2023, respectively	1.6	1.6
Additional paid-in capital	1,205.2	1,240.4
Accumulated deficit	(365.9)	(481.8)
Accumulated other comprehensive loss	(30.8)	(48.7)
Total stockholders’ equity	810.1	711.5
Total liabilities and stockholders’ equity	$1,635.9	$1,505.0

The accompanying notes are an integral part of the consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended September 30,
	2024	2023	2022
	(in millions, except per share amounts)
Net sales	$1,314.7	$1,275.7	$1,247.4
Cost of sales	855.7	896.2	883.1
Gross profit	459.0	379.5	364.3
Operating expenses:
Selling, general and administrative	245.2	241.9	238.7
Strategic reorganization and other charges	15.8	10.2	7.2
Goodwill impairment	16.3	—	6.8
Total operating expenses	277.3	252.1	252.7
Operating income	181.7	127.4	111.6
Pension expense (benefit) other than service	4.0	3.7	(3.9)
Interest expense, net	12.7	14.7	16.9
Other expense	1.6	—	—
Income before income taxes	163.4	109.0	98.6
Income tax expense	47.5	23.5	22.0
Net income	$115.9	$85.5	$76.6

Net income per share:
Basic	$0.74	$0.55	$0.49
Diluted	$0.74	$0.55	$0.48

Weighted average shares outstanding:
Basic	155.9	156.3	157.4
Diluted	156.9	156.8	158.0

Dividends declared per share	$0.256	$0.244	$0.232

The accompanying notes are an integral part of the consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended September 30,
	2024	2023	2022
	(in millions)
Net income	$115.9	$85.5	$76.6
Other comprehensive income (loss), net of income tax:
Pension actuarial amortization	8.8	7.8	(14.1)
Foreign currency translation	9.1	(11.9)	(25.5)
Total other comprehensive income (loss)	17.9	(4.1)	(39.6)
Total comprehensive income	$133.8	$81.4	$37.0
The accompanying notes are an integral part of the consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Total
	(in millions)
Balance at September 30, 2021	$1.6	$1,342.2	$(643.9)	$(5.0)	$694.9
Net income	—	—	76.6	—	76.6
Dividends declared	—	(36.5)	—	—	(36.5)
Stock-based compensation	—	8.7	—	—	8.7
Shares retained for employee taxes	—	(1.8)	—	—	(1.8)
Common stock issued	—	2.0	—	—	2.0
Stock repurchased under buyback program	—	(35.0)	—	—	(35.0)
Other comprehensive loss, net of tax	—	—	—	(39.6)	(39.6)
Balance at September 30, 2022	1.6	1,279.6	(567.3)	(44.6)	669.3
Net income	—	—	85.5	—	85.5
Dividends declared	—	(38.1)	—	—	(38.1)
Stock-based compensation	—	8.5	—	—	8.5
Shares retained for employee taxes	—	(2.3)	—	—	(2.3)
Common stock issued	—	2.7	—	—	2.7
Stock repurchased under buyback program	—	(10.0)	—	—	(10.0)
Other comprehensive loss, net of tax	—	—	—	(4.1)	(4.1)
Balance at September 30, 2023	1.6	1,240.4	(481.8)	(48.7)	711.5
Net income	—	—	115.9	—	115.9
Dividends declared	—	(39.9)	—	—	(39.9)
Stock-based compensation	—	9.0	—	—	9.0
Shares retained for employee taxes	—	(2.0)	—	—	(2.0)
Common stock issued	—	7.7	—	—	7.7
Stock repurchased under buyback program	—	(10.0)	—	—	(10.0)
Other comprehensive income, net of tax	—	—	—	17.9	17.9
Balance at September 30, 2024	$1.6	$1,205.2	$(365.9)	$(30.8)	$810.1

The accompanying notes are an integral part of the consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended September 30,
	2024	2023	2022
	(in millions)
Operating activities:
Net income	$115.9	$85.5	$76.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	39.1	34.4	32.0
Amortization	27.1	28.1	28.5
Goodwill impairment	16.3	—	6.8
Non-cash asset impairment	1.8	—	—
Loss (gain) on sale of assets	0.5	(4.0)	—
Stock-based compensation	9.0	8.5	8.7
Pension cost (benefit)	4.6	4.4	(2.6)
Deferred income taxes	(21.5)	(14.4)	(3.5)
Inventory reserves provision	4.5	0.4	1.6
Other, net	1.0	0.9	1.3
Changes in assets and liabilities, net of acquisitions:
Receivables, net	8.4	10.9	(17.8)
Inventories	(8.0)	(19.9)	(98.3)
Other assets	(7.7)	(3.3)	1.3
Accounts payable	6.8	(19.7)	32.2
Other current liabilities	31.7	(2.0)	(8.5)
Other noncurrent liabilities	9.3	(0.8)	(6.0)
Net cash provided by operating activities	238.8	109.0	52.3
Investing activities:
Capital expenditures	(47.4)	(47.6)	(54.7)
Acquisitions, net of cash acquired	—	—	(0.2)
Proceeds from sales of assets	0.2	5.5	—
Net cash used in investing activities	(47.2)	(42.1)	(54.9)
Financing activities:
Dividends paid	(39.9)	(38.1)	(36.5)
Stock repurchased under buyback program	(10.0)	(10.0)	(35.0)
Employee taxes related to stock-based compensation	(2.0)	(2.3)	(1.8)
Common stock issued	7.7	2.7	2.0
Debt issuance costs	(0.9)	—	—
Payments for finance lease obligations	(0.9)	(1.1)	(0.7)
Net cash used in financing activities	(46.0)	(48.8)	(72.0)
Effect of currency exchange rate changes on cash	4.0	(4.3)	(6.4)
Net change in cash and cash equivalents	149.6	13.8	(81.0)
Cash and cash equivalents at beginning of year	160.3	146.5	227.5
Cash and cash equivalents at end of year	$309.9	$160.3	$146.5

Supplemental cash flow information:
Cash paid for interest	$10.0	$15.1	$19.2
Cash paid for income taxes	$74.4	$37.7	$26.9
The accompanying notes are an integral part of the consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Organization
Mueller Water Products, Inc., a Delaware corporation, together with its consolidated subsidiaries, operates in two business segments: Water Flow Solutions and Water Management Solutions. Water Flow Solutions’ portfolio includes iron gate valves, specialty valves and service brass products. Water Management Solutions’ portfolio includes fire hydrants, repair and installation, natural gas, metering, leak detection, as well as pressure management and control products and solutions. The “Company,” “we,” “us” and “our” refer to Mueller Water Products, Inc. and its subsidiaries. With regard to the Company’s segments, “we,” “us” and “our” may also refer to the segment being discussed.
We have approximately 3,400 employees globally, of which approximately 42% of our United States workers are covered by collective bargaining agreements.
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
New Markets Tax Credit Program. On December 22, 2020, we entered into a financing transaction with Wells Fargo Community Investment Holdings, LLC (“Wells Fargo”) related to our brass foundry construction project in Decatur, Illinois under a qualified New Markets Tax Credit program (“NMTC”). The NMTC is a federal program intended to encourage capital investment in qualified lower income communities. Under the NMTC, investors claim federal income tax credits over a period of seven years in connection with qualified investments in the equity of community development entities (“CDE”s), which are privately managed investment institutions that are certified to make qualified low-income community investments, such as in our foundry project.
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
We present trade receivables net of customer discounts and an allowance for credit losses. Our consolidated statements of operations reflect the measurement of credit losses for newly recognized trade receivables, as well as the expected increases or decreases of expected credit losses that have taken place during the period. When we determine a specific trade receivable will not be collected, we charge off the uncollectible amount against the allowance. Our periodic evaluations of expected credit losses are based upon our judgments regarding prior collection experience, specific customer creditworthiness, other current conditions, and forecasts of current economic trends within the industries we serve that may affect the collectability of the reported amounts. Significantly weaker than anticipated industry or economic conditions could impact our customers’ ability to pay such that actual credit losses may be greater than the amounts provided for in this allowance.
The following table summarizes information concerning our allowance for credit losses:

	2024	2023	2022
	(in millions)
Balance at beginning of year	$7.3	$5.6	$3.5
Provision charged to expense	2.7	1.9	2.5
Write-offs and other	(1.7)	(0.2)	(0.4)
Balance at end of year	$8.3	$7.3	$5.6

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
The following table summarizes information concerning our inventory valuation reserves:

	2024	2023	2022
	(in millions)
Balance at beginning of year	$16.8	$16.5	$14.8
Provision charged to expense	13.3	3.8	1.8
Inventory disposed	(8.8)	(2.5)	(1.4)
Other	0.1	(1.0)	1.3
Balance at end of year	$21.4	$16.8	$16.5

Maintenance and repair supplies and tooling. Maintenance and repair supplies and tooling is included in Other current assets and Other noncurrent assets. Costs for perishable tools and maintenance items are expensed when put into service. Costs for more durable items are amortized over their estimated useful lives, ranging from 3 to 10 years.
Property, Plant and Equipment, net. Property, plant and equipment is recorded at cost, less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets once the asset is ready for its intended use and placed in service. Estimated useful lives are 10 to 20 years for land improvements, 10 to 40 years for buildings and 3 to 20 years for machinery and equipment. Leasehold improvements and capitalized leases are depreciated using the straight-line method over the lesser of the useful life of the asset or the remaining lease term. Gains and losses upon disposition are reflected in operating results in the period of disposition.
Direct internal and external costs to implement computer systems and software for internal use are capitalized. Capitalized costs are depreciated over the estimated useful life of the system or software, generally six years, beginning when the system or software is ready for its intended use.
Liabilities are recognized at fair value for asset retirement obligations related to plant and landfill closures in the period in which they are reasonably estimable and the carrying amounts of the related long-lived assets are correspondingly adjusted. Over time, the liabilities are accreted to their estimated future values. At September 30, 2024, and 2023, asset retirement obligations were $4.2 million.
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
Workers’ Compensation. Our exposure to workers’ compensation claims is generally limited to $0.8 million per incident. Liabilities, including those related to claims incurred but not reported, are recorded principally using periodic valuations based on discounted future expected payments and using historical data combined with insurance industry data when historical data is limited. Our gross workers’ compensation liabilities were $10.4 million as of September 30, 2024, and we expect to recover $6.5 million in insurance and reimbursements which is included as a receivable in Other current assets and Other noncurrent assets. As of September 30, 2023, our gross worker’s compensation liability was $9.9 million and our insurance receivable was $4.6 million.
Warranty Costs. We accrue for costs to repair and/or replace products pursuant to the terms of our assurance warranties. These costs include labor, materials, equipment, freight and reasonable overhead costs. We accrue for the estimated cost of product warranties at the time of sale if such costs are determined to be probable and reasonably estimable at that time. We monitor and analyze our warranty experience and costs periodically and revise our warranty accruals as necessary. Factors considered in our accrual analyses include warranty terms, specific claim situations, general incurred and projected failure rates, the nature of product failures, product and labor costs, and general business conditions.
Activity in our accrued warranty, reported within Other current liabilities and Other noncurrent liabilities, is presented below:

	2024	2023	2022
	(in millions)
Balance at beginning of year	$15.7	$10.7	$9.7
Warranty expense	13.0	14.8	9.5
Warranty provision	(5.1)	(9.8)	(8.5)
Balance at end of year	$23.6	$15.7	$10.7

Deferred Financing Costs. Costs to obtain debt are deferred and amortized to expense over the term of the underlying debt agreement. When an amendment to the underlying debt or a prepayment occurs, the remaining cost and the period over which the financing costs are amortized are reassessed.
Deferred financing costs are offset against the underlying long-term debt in the accompanying consolidated balance sheets. Deferred financing costs under agreements that do not have outstanding debt such as our asset-based lending agreement (“ABL”), and in other instances, such as our NMTC transaction, are included in Other noncurrent assets consistent with the term of the instrument. Deferred financing costs of $4.5 million at September 30, 2024, include: $3.2 million related to the 4.0% Senior Unsecured Notes (“4.0% Senior Notes”), $1.1 million related to the ABL and $0.2 million related to the NMTC transaction which are amortized on a straight-line basis. These amounts are amortized over the remaining term of the respective debt using the effective interest method or on a straight-line basis. Refer to Note 7. for disclosures related to our borrowing arrangements.

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
We record tax benefits for positions that management believes are more likely than not of being sustained under audit based solely on the technical merits of the associated tax position. The amount of tax benefit recognized for any position that meets the more-likely-than-not threshold is the largest amount of the tax benefit that we believe is greater than 50% likely of being realized.
The Tax Cuts and Jobs Act (“Act”) subjects us to tax on global intangible low-taxed income (“GILTI”) earned by certain of our foreign subsidiaries. The Act states that we can make an accounting policy election to either recognize deferred taxes for temporary differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. We have elected to recognize the tax on GILTI in the period the tax is incurred.
Environmental Expenditures. We capitalize environmental expenditures that increase the life or efficiency of noncurrent assets or that reduce or prevent environmental contamination. We accrue for environmental expenses resulting from existing conditions that relate to past operations when the costs are probable and reasonably estimable. We are indemnified for certain environmental liabilities that existed as of August 16, 1999 under an agreement with a predecessor to Tyco. Refer to Note 15. for additional disclosures regarding our environmental liabilities.
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
Recently Adopted Accounting Pronouncements
In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”). ASU 2019-12 simplifies the accounting for income taxes by clarifying and amending existing guidance related to the recognition of franchise tax, the evaluation of a step up in the tax basis of goodwill, and the effects of enacted changes in tax laws or rates in the effective tax rate computation, among other clarifications. ASU 2019-12 is effective for public business entities for fiscal years beginning after December 15, 2020, including interim periods within that fiscal year, with early adoption permitted. We adopted this standard on October 1, 2021 and there was no material impact to our financial statements.
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

In December 2023, the FASB issued ASU No. 2023-09 “Income Taxes (Topic 740): Improvements to Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 requires public business entities to disclose a tabular rate reconciliation utilizing percentages and reporting currency in specific categories with certain reconciling items at or above the specified 5% threshold to improve the transparency and comparability of disclosures. Additionally, entities are required to disclose the year-to-date amount of income taxes paid, net of refunds received, disaggregated by federal (national), state, and foreign jurisdictions. Disclosure of all individual jurisdictions where income taxes paid, net of refunds received, is 5% or more of the total is also required. This guidance is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. Upon adoption, ASU 2023-09 should be applied on a prospective basis while retrospective application is permitted. We do not expect ASU 2023-09 to have a material impact on our financial statements and related disclosures.

In November 2024, the FASB issued ASU No. 2024-03 “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”). ASU 2024-03 requires public business entities to disclose disaggregated information about certain income statement expense line items. These expenses include purchases of inventory, employee compensation, depreciation and intangible asset amortization for each income statement line item that contains these expenses. Additionally, specified expenses, gains or losses that are currently required to be disclosed must now be included in the disaggregated income statement expense line item disclosures and any remaining amounts should be described qualitatively. There is also a requirement to separately disclose total selling expenses and provide a definition of those expenses. This guidance is effective for effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Upon adoption, ASU 2024-03 should be applied on a prospective basis while retrospective application is permitted. We are currently evaluating the impact ASU 2024-03 will have on our financial statements and related disclosures.

Recent U.S. Securities and Exchange Commission (“SEC”) Final Rules

In March 2024, the SEC issued final rules on the enhancement and standardization of climate-related disclosures. The rules require registrants to disclose certain climate-related information, including Scope 1 and Scope 2 greenhouse gas emissions and other climate-related topics, in registration statements and annual reports. Additionally, the rules require disclosure in the notes to the financial statements of the effects of severe weather events and other natural conditions, subject to materiality thresholds. The rules are effective on a phased-in timeline in fiscal years beginning in 2025. In April 2024, due to legal challenges to the rule, the SEC voluntarily stayed implementation of the final rules. We are currently evaluating the impact the rules may have on our disclosures.

Note 3.    Revenue from Contracts with Customers
We recognize revenue when control of promised products or services is transferred to our customers, in amounts that reflect the consideration to which we expect to be entitled in exchange for those products or services. We account for a contract when it has approval and commitment from both parties, the rights of the parties are identified, the payment terms are identified, the contract has commercial substance and collectability of consideration is probable. We determine the appropriate revenue recognition for our contracts with customers by analyzing the type, terms and conditions of each customer contract or arrangement.
Disaggregation of Revenue
Refer to Note 14. for disaggregation of our revenues from contracts with customers by reportable segment and by geographical region, which we believe best depicts how the nature, amount, timing and certainty of our revenue and cash flows are affected by economic factors. Geographical region represents the location of the customer.
Contract Asset and Liability Balances
Differences in the timing of revenue recognition, billing and cash collection result in customer receivables, advance payments and billings in excess of revenue recognized. Customer receivables include amounts billed and currently due from customers as well as unbilled amounts including contract assets. Amounts are billed in accordance with contractual terms and unbilled amounts arise when the timing of billing differs from the timing of revenue recognized.
Advance payments and billings in excess of revenue are recognized and recorded as deferred revenue and classified as current or noncurrent based on the timing of when we expect to recognize the related revenue. We include current deferred revenue and noncurrent deferred revenue within Other current liabilities and Other noncurrent liabilities, respectively, in the accompanying consolidated balance sheets. Refer to Note 11. for current and noncurrent amounts. Deferred revenue represents contract liabilities and is recorded when customers remit cash payments in advance of our satisfaction of performance obligations under contractual arrangements. Contract liabilities are reversed when the performance obligation is satisfied and revenue is recognized. Deferred revenue primarily consists of amounts related to monitoring, leak detection, software and hosting services. During fiscal year 2024, we recognized approximately $8.6 million of revenue that was previously deferred and we recorded approximately $12.2 million of additional deferred revenue. We estimate that currently deferred revenue will be recognized as follows: $7.1 million in 2025, $1.4 million in 2026, $1.2 million in 2027, $1.1 million in 2028, $0.6 million in 2029 and $1.4 million thereafter.
The table below represents the balances of our customer receivables and deferred revenue:

	September 30,
	2024	2023
	(in millions)
Billed receivables	$212.7	$218.1
Unbilled receivables	4.5	6.3
Gross customer receivables	217.2	224.4
Allowance for credit losses	(8.3)	(7.3)
Receivables, net	$208.9	$217.1

Deferred revenue	$12.8	$9.2

Performance Obligations
A performance obligation is a promise in a contract to transfer a distinct good or service to a customer. Our performance obligations generally are satisfied at a point in time as related to sales of equipment and products and over time as related to our software hosting and leak detection monitoring services. Performance obligations are supported by customer contracts which provide frameworks for the nature of the distinct products or services. The transaction price is adjusted for our estimate of variable consideration which may include discounts and rebates. To estimate variable consideration, we apply the expected value or the most likely amount method, based on whichever method more appropriately predicts the amount of consideration we expect to receive. The method applied is typically based on historical experience and known trends. We constrain the amounts of variable consideration that are included in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur or when uncertainties regarding the variable consideration are resolved. We exclude from the measurement of the transaction price all taxes assessed by a governmental authority.
We do not adjust the transaction price of a contract for the effects of a significant financing component if, at the inception of the contract, we expect that the period between when we transfer a product or service to a customer and when a customer remits payment will be one year or less.
Revenues from products and services transferred to customers at a point in time represented 98% of our revenues in fiscal years 2024, 2023, and 2022. The revenues recognized at a point in time related to the sale of our products and services are recognized when the obligations of the contract terms are satisfied, which is when the customer is able to direct the use of and obtain substantially all of the benefits from the product or service, which generally occurs upon shipment when control of the product or service transfers to the customer.
Revenues from products and services transferred to customers over time represented 2% of our revenues in fiscal years 2024, 2023, and 2022.
We offer assurance warranties to our customers that the products provided will function as intended and comply with any agreed-upon specifications. These cannot be purchased separately. On limited products, we offer extended warranties which may be purchased separately.
Costs to Obtain or Fulfill a Contract
Shipping and handling costs associated with freight activities after the customer has obtained control are accounted for as fulfillment costs and are expensed to Cost of sales within our consolidated statements of operations at the time revenue is recognized.

We incur certain incremental costs to obtain a contract, which primarily relate to incremental sales commissions. As the expected benefit associated with these incremental costs is generally one year or less based on the nature of the product sold and benefits received, we have applied the practical expedient to expense them as incurred and therefore do not capitalize the related costs. Our commissions are paid based on orders or shipments, and we reserve the right to claw back any commissions in the event of product returns or lost collections.

Note 4.        Leases
Presentation of Leases
We lease certain office, warehouse, manufacturing, distribution, and research and development facilities and equipment under operating leases. Our leases have remaining lease terms of up to nine years. The terms and conditions of our leases may include options to extend or early terminate the lease. These factors are considered at lease inception or at the time of the amendment and included in the lease term when these options are reasonably certain of exercise.
We determine if a contract is, or contains, a lease at inception by evaluating whether the contract conveys the right to control the use of an identified asset. For all classes of leased assets, we have elected the practical expedient to account for any non-lease components in the contract together with the related lease component in the same unit of account.
Right-of-Use (“ROU”) assets and lease liabilities are recognized in our consolidated balance sheets at the lease commencement date based on the present value of the lease payments over the lease term. Additionally, ROU assets include any lease payments made at or before the commencement date, as well as any initial direct costs incurred, and are reduced by any lease incentives received. As most of our operating leases do not provide an implicit rate, we apply our incremental borrowing rate to determine the present value of our remaining lease payments. Our incremental borrowing rate is determined based on information available at the lease commencement date.
For all classes of leased assets, we have applied an accounting policy election to exclude short-term leases from recognition in our consolidated balance sheets. A short-term lease has a term of 12 months or less at the commencement date and does not include a purchase or extension option that is reasonably certain of exercise. We recognize short-term lease cost in our consolidated statements of operations on a straight-line basis over the lease term.
Our short-term lease cost for the years ended September 30, 2024, 2023, and 2022 and short-term lease commitments at September 30, 2024, and 2023 are immaterial.

We have certain lease contracts with terms and conditions that include variable payments based on changes in facts or circumstances occurring after the commencement date. These variable lease payments are recognized in our consolidated statements of operations as the obligation is incurred.
At September 30, 2024, any legally-binding minimum lease payments for operating leases signed but not yet commenced, subleases, leases that impose significant restrictions or covenants, were immaterial. We did not have any related-party leases or sale-leaseback arrangements as of September 30, 2024, or September 30, 2023.
The components of lease cost are presented below.

	Year ended September 30,
	2024	2023	2022
	(in millions)
Operating lease cost	$6.9	$6.3	$5.8
Finance lease cost	0.9	1.1	1.3
Total lease cost	$7.8	$7.4	$7.1

Supplemental cash flow information related to leases is presented below.

	Year ended September 30,
	2024	2023
	(in millions)
Operating cash used for operating leases	$7.0	$6.4
Financing cash used for finance leases	$0.9	$1.1
Supplemental information regarding our lease assets and liabilities is below.

		September 30,
		2024	2023
		(in millions)
Right-of-use assets:
Operating leases	Other noncurrent assets	$26.9	$23.6
Finance leases	Plant, property and equipment	2.7	1.2
Total right-of-use assets		$29.6	$24.8
Lease liabilities:
Operating leases - current	Other current liabilities	$5.5	$4.9
Operating leases - noncurrent	Other noncurrent liabilities	22.5	19.8
Finance leases - current	Current portion of long-term debt	0.8	0.7
Finance leases - noncurrent	Long-term debt	1.9	0.6
Total lease liabilities		$30.7	$26.0

Supplemental information related to lease terms and discount rates are presented below.

	Year ended September 30,
	2024	2023
Weighted-average remaining lease term (years):
Operating leases	6.14	5.81
Finance leases	3.64	2.24
Weighted-average interest rate:
Operating leases	5.48%	5.51%
Finance leases	7.10%	4.69%

Scheduled maturities for our lease liabilities at September 30, 2024, are as follows:

	Operating Leases	Finance Leases
	(in millions)
2025	$6.8	$1.0
2026	6.3	0.8
2027	5.5	0.6
2028	3.9	0.6
2029	2.3	0.1
Thereafter	8.1	—
Total lease payments	32.9	3.1
Less: imputed interest	(4.9)	(0.4)
Present value of lease liabilities	$28.0	$2.7

Note 5.    Goodwill and Intangible Assets
Goodwill
Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis on September 1 of each fiscal year or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.
The carrying value of the reporting unit, including goodwill, is compared with the estimated fair value of the reporting unit as determined utilizing a combination of the income, market and/or cost approaches. The income approach, which is a level 3 fair value measurement, is based on projected debt-free cash flow estimates which are discounted to the present value using discount rates that consider the timing and risk of those cash flows. The market approach is based on the guideline public company method, which uses market multiples to value our reporting units as applicable. The cost approach is based on the net aggregate value of the reporting unit’s underlying assets. We weight the approaches in a manner considering the risks of the underlying cash flows. The key assumptions used in estimating the fair value of our reporting units utilizing the income approach include management's best estimate of revenue, earnings before interest, taxes, depreciation and amortization (“EBITDA”) margin, and discount rate. The key assumptions used in estimating the fair value of our reporting units utilizing the market approach include revenue multiples, and EBITDA multiples. Accordingly, a change in market conditions or other factors could have a material effect on the estimated values. There are inherent uncertainties related to the assumptions used and to management's application of these assumptions.

We performed our annual impairment testing at September 1, 2024. The results of the testing indicated that the carrying value of a reporting unit within Water Management Solutions exceeded the fair value primarily due to lower forecasted revenues and profitability based on a change in the forecasted product portfolio. Such change occurred in the fourth quarter of 2024. As a result, we recognized an impairment charge of $16.3 million during the fiscal year ended September 30, 2024.
Indefinite-lived Intangible Assets
Indefinite-lived intangible assets are tested for impairment on an annual basis on September 1 of each fiscal year or more frequently if events or circumstances indicate that it is more likely than not that the asset is impaired. We test our trade name indefinite-lived intangible assets for impairment using a “royalty savings method”, which is an income approach using a variation of the discounted cash flow method. This method estimates a fair value by calculating an estimated discounted future cash flow stream from the hypothetical licensing of the indefinite-lived intangible assets. If the estimated fair value exceeds the carrying value, no impairment is indicated. If the estimated fair value is less than the carrying value, impairment is indicated. This analysis is dependent on management’s best estimates of future revenue and the selection of reasonable discount rates and hypothetical royalty rates.
We performed our annual impairment testing at September 1, 2024 and recorded an impairment charge of $0.4 million related to trade names within Water Management Solutions. The impairment was primarily as a result of lower forecasted cash flow streams from a lower hypothetical royalty rate and a change in the forecasted revenues from the product portfolio associated with certain trade names.
Intangible Assets
Direct internal and external costs to develop software used in the provision of services to customers by Water Management Solutions are capitalized and amortized over the six-year estimated useful life of the software, beginning when the software is ready for its intended use. At September 30, 2024, the remaining weighted-average amortization period for this software was 4.2 years. Amortization expense related to such software assets was $2.6 million in 2024 and $2.9 million in 2023 and 2022. Amortization expense for each of the next five years is expected to be $2.3 million in 2025, $1.9 million in 2026, $1.5 million in 2027, $1.1 million in 2028, and $0.7 million in 2029.
At September 30, 2024, the remaining weighted-average amortization period for business combination-related finite-lived customer relationships and technology intangible assets were 7.3 years and 7.1 years, respectively. Amortization expense related to these assets was $24.9 million, $25.2 million and $25.5 million for 2024, 2023 and 2022, respectively. Amortization expense for each of the next five years is scheduled to be $5.3 million in 2025, $5.0 million in 2026, $4.8 million in 2027 and 2028 and $4.0 million in 2029.

Intangible assets are presented below.

	September 30,
	2024	2023
	(in millions)
Capitalized internal-use software:
Cost	$40.1	$38.1
Accumulated amortization	(32.4)	(29.7)
Capitalized internal-use software, net	$7.7	$8.4

Business combination-related:
Cost:
Finite-lived intangible assets:
Technology	$118.6	$119.6
Customer relationships and other	371.5	371.5
Indefinite-lived intangible assets:
Trade names and trademarks	272.5	272.6
	$762.6	$763.7
Accumulated amortization:
Technology	$(97.9)	$(95.3)
Customer relationships and other	(362.7)	(342.8)
	(460.6)	(438.1)
Business combination-related intangible assets, net	302.0	325.6
Intangible assets, net	$309.7	$334.0

Goodwill
As of September 30, 2024, our remaining goodwill balance is within our Water Management Solutions segment. Changes in the carrying amount of goodwill for the years ended September 30, 2024, and 2023 were as follows, in millions:

Balance at September 30, 2022:
Goodwill	$822.7
Accumulated impairment	(724.1)
Net goodwill	98.6
2023 Activity:
Change in foreign currency exchange rates	(4.9)
Balance at September 30, 2023:
Goodwill	817.8
Accumulated impairment	(724.1)
Net goodwill	93.7
2024 Activity:
Goodwill impairment	(16.3)
Change in foreign currency exchange rates	3.3
Balance at September 30, 2024:
Goodwill	821.1
Accumulated impairment	(740.4)
Net goodwill	$80.7

Note 6.    Income Taxes
The components of income before income taxes are presented below.

	2024	2023	2022
	(in millions)
U.S.	$176.1	$83.2	$81.6
Non-U.S.	(12.7)	25.8	17.0
Income before income taxes	$163.4	$109.0	$98.6

The Tax Cuts and Jobs Act (the “Act”) imposed a one-time transition tax on the undistributed, previously untaxed, post-1986 foreign “earnings and profits” as defined by the Internal Revenue Services (“IRS”) of certain United States-owned corporations. At September 30, 2024, the remaining balance of our transition obligation is $3.1 million, which will be paid in full by January 2026, as provided in the Act. Other than for Krausz’s investment in its United States subsidiary and other anticipated distributions which result cumulatively in immaterial income tax, we have not recorded income taxes for unrepatriated foreign earnings that may be subject to withholding tax or any outside cost basis differences inherent in our foreign subsidiaries, as these amounts continue to be indefinitely reinvested in foreign operations. We have a foreign tax credit carryforward of $4.7 million, for which we have recorded a valuation allowance as we do not expect to utilize it prior to expiration.
The federal income tax returns for Mueller Water Products, Inc. are closed for years prior to our fiscal year 2021. We remain liable for any taxes related to U.S. Pipe income for periods prior to 2012 pursuant to the terms of the sale agreement with the purchaser of the business.
Our state income tax returns are generally closed for years prior to our fiscal year 2021, except with regard to our state net operating loss carryforwards. Our Canadian income tax returns are generally closed for years prior to our fiscal year 2017. We do not have any material unpaid assessments.
The components of income tax expense are as follows:

	2024	2023	2022
	(in millions)
Current:
U.S. federal	$53.4	$28.4	$19.5
U.S. state and local	14.8	6.0	4.3
Non-U.S.	0.8	3.5	1.7
Total current income tax expense	69.0	37.9	25.5
Deferred:
U.S. federal	(20.7)	(11.2)	(3.4)
U.S. state and local	(1.1)	(3.3)	(0.9)
Non-U.S.	0.3	0.1	0.8
Total deferred income tax benefit	(21.5)	(14.4)	(3.5)
Income tax expense	$47.5	$23.5	$22.0

The reconciliation between income tax expense at the United States federal statutory income tax rate and reported income tax expense is presented below.

	2024	2023	2022
	(in millions)
Expense at U.S. federal statutory income tax rate	$34.3	$22.9	$20.7
Adjustments to reconcile to income tax expense:
State income taxes, net of federal benefit	9.6	1.5	2.6
Uncertain tax positions	(2.3)	0.5	—
Nondeductible compensation	2.1	1.8	0.9
Nondeductible expenses, other than compensation	0.6	0.9	0.8
Valuation allowances	3.0	(0.6)	1.0
Basis difference in foreign investment	0.1	0.1	0.1
Foreign income taxes	(0.8)	(2.0)	(1.5)
Excess tax (benefit) deficit related to stock compensation	(0.6)	0.3	(0.1)
Tax credits	(3.3)	(3.5)	(2.3)
Goodwill impairment	1.9	—	—
Other	2.9	1.6	(0.2)
Income tax expense	$47.5	$23.5	$22.0

The following table summarizes information concerning our gross unrecognized tax benefits.

	2024	2023
	(in millions)
Balance at beginning of year	$5.0	$4.7
Increase related to current year positions	0.8	1.0
Decrease as a result of statute of limitations lapse	(2.8)	(0.6)
Foreign currency exchange losses	—	(0.1)
Balance at end of year	$3.0	$5.0

Substantially all unrecognized tax benefits would, if recognized, impact the effective tax rate. We recognize interest related to uncertain tax positions as interest expense and recognize any penalties incurred as a component of Selling, general and administrative expense within our consolidated statements of operations. At September 30, 2024, and 2023, we had $0.4 million and $0.8 million, respectively, of accrued interest expense related to unrecognized tax benefits.

Deferred income tax balances are presented below.

	September 30,
	2024	2023
	(in millions)
Deferred income tax assets:
Accrued expenses	$19.3	$10.8
Lease liabilities	7.5	6.4
Inventories	5.0	7.2
State net operating losses	1.9	1.9
Net operating losses and credit carryovers	15.9	16.2
Stock-based compensation	4.3	3.9
Section 174 research and development capitalization	23.1	15.6
Other	5.3	4.4
Total deferred income tax assets	82.3	66.4
Valuation allowance	(18.0)	(15.1)
Total deferred income tax assets, net of valuation allowance	64.3	51.3
Deferred income tax liabilities:
Intangible assets	68.2	74.5
Lease assets	6.7	5.9
Basis difference in foreign investment	6.0	5.9
Pension	3.0	1.3
Property, plant and equipment	34.7	36.6
Other	1.1	0.9
Total deferred income tax liabilities	119.7	125.1
Net deferred income tax liabilities	$55.4	$73.8
We evaluate the need for a valuation allowance against our deferred tax assets each quarter considering results to date, projections of taxable income, tax planning strategies and reversing taxable temporary differences.
Our state net operating loss carryforwards, which expire between our fiscal years 2025 and 2027, remain available to offset future taxable earnings; however, we currently do not expect full utilization of certain state net operating loss carryforwards before their expiration. Consequently, we have recorded a valuation allowance against the deferred tax asset which is reflected in the table above.

Note 7.    Borrowing Arrangements
The components of our long-term debt are as follows:

	September 30,
	2024	2023
	(in millions)
4.0% Senior Notes	$450.0	$450.0
Finance leases	2.7	1.3
Total debt	452.7	451.3
Less deferred financing costs	3.2	3.9
Less current portion of long-term debt	0.8	0.7
Long-term debt	$448.7	$446.7

The scheduled maturities of all borrowings outstanding at September 30, 2024, are $0.8 million in 2025, $0.7 million in 2026, $0.6 million in 2027, $0.5 million in 2028, and $450.1 million in 2029.

ABL Agreement. Our asset-based lending agreement, as amended, (“ABL”) is provided by a syndicate of banking institutions and consists of a revolving credit facility for up to $175.0 million in borrowing capacity that matures the earlier of (a) March 16, 2029, which is ninety-one days prior to the stated maturity date of our 4.0% Senior Notes if the Notes are still outstanding on that date or (b) March 28, 2029. The ABL includes the ability to borrow up to $25.0 million of swing line loans and up to $60.0 million of letters of credit. The ABL permits us to increase the size of the credit facility by an additional $150.0 million in certain circumstances subject to adequate borrowing base availability.
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
Borrowings under the ABL bear interest at a floating rate equal to SOFR plus an adjustment of 10 basis points and an applicable margin range of 150 to 175 basis points, or a base rate, as defined in the ABL, plus an applicable margin range of 50 to 75 basis points. At September 30, 2024, the applicable margin was 150 basis points for SOFR-based loans, and 50 basis points for base rate loans.
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
The ABL includes a commitment fee for any unused borrowing capacity of 37.5 basis points per annum when the unused capacity is above 50% of the credit commitments, with a step down to 25.0 basis points per annum when unused capacity is less than or equal to 50% of the credit commitments. At September 30, 2024, the commitment fee was 37.5 basis points.
Borrowings are not subject to any financial maintenance covenants unless excess availability is less than the greater of $17.5 million and 10% of the Loan Cap as defined in the ABL. Excess availability based on September 30, 2024 data was $162.6 million, as reduced by $12.2 million of outstanding letters of credit and $0.2 million of accrued fees and expenses.

4.0% Senior Unsecured Notes. On May 28, 2021, we privately issued $450.0 million of 4.0% Senior Notes, which mature on June 15, 2029 and bear interest at 4.0%, paid semi-annually in June and December. We capitalized $5.5 million of financing costs, which are being amortized over the term of the 4.0% Senior Notes using the effective interest method. Proceeds from the 4.0% Senior Notes, along with cash on hand were used to redeem our previously existing notes. Substantially all of our United States subsidiaries guarantee the 4.0% Senior Notes, which are subordinate to borrowings under our ABL. Based on quoted market prices, which is a Level 1 measurement, the outstanding 4.0% Senior Notes had a fair value of $430.2 million as of September 30, 2024.

An indenture governing the 4.0% Senior Notes (“Indenture”) contains customary covenants and events of default, including covenants that limit our ability to incur certain debt and liens. There are no financial maintenance covenants associated with the Indenture. We believe we were in compliance with these covenants at September 30, 2024.

We may redeem some or all of the 4.0% Senior Notes at any time after June 15, 2024, at specified redemption prices. Upon a Change of Control as defined in the Indenture, we could be required to offer to purchase the 4.0% Senior Notes at a price equal to 101% of the outstanding principal amount if there is a Ratings Decline (as defined in the Indenture).

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
A summary of key assumptions for the valuations of our Pension Plan is as follows:

	September 30,
	2024	2023	2022
Weighted average used to determine benefit obligations:
Discount rate	5.07%	6.29%	5.79%
Weighted average used to determine net periodic cost:
Discount rate	6.29%	5.79%	3.01%
Expected return on plan assets	5.75%	5.75%	4.50%

The discount rate for determining the present value of pension obligations was selected using a “bond settlement” approach, which constructs a hypothetical bond portfolio that could be purchased such that the coupon payments and maturity values could be used to satisfy the projected benefit payments.  The discount rate is the equivalent rate that results in the present value of the projected benefit payments equaling the market value of this bond portfolio. Only high quality (AA graded or higher), non-callable corporate bonds are included in this bond portfolio.  We rely on the Pension Plan’s actuaries to assist in the development of the discount rate model.
The expected return on plan assets is determined with the assistance of the Pension Plan’s actuaries and investment consultants. Expected return on plan assets was developed using forward-looking returns over a time horizon of approximately 20 years for major asset classes along with projected risk and historical correlations.

Amounts recognized for the Pension Plan are presented below.

	September 30,
	2024	2023
	(in millions)
Projected benefit obligations:
Beginning of year	$233.2	$251.2
Service cost	0.6	0.8
Interest cost	13.9	13.9
Actuarial loss/(gain)	22.2	(10.4)
Benefits paid	(22.0)	(22.3)
Accumulated benefit obligations at end of year	$247.9	$233.2

Plan assets:
Beginning of year	$239.8	$251.8
Actual return on plan assets	43.6	10.3
Benefits paid	(22.0)	(22.3)
Fair value of plan assets at end of year	$261.4	$239.8

Prepaid benefit cost at end of year:
Funded status	$13.5	$6.6
Recognized on balance sheet:
Other noncurrent assets	$13.5	$6.6

Recognized in accumulated other comprehensive income (loss), before tax:
Net actuarial loss	$56.6	$68.2

The components of net periodic cost (benefit) for our Pension Plan are presented below.

	2024	2023	2022
	(in millions)
Service cost	$0.6	$0.8	$1.3
Components of net periodic cost (benefit) excluded from operating income:
Interest cost	13.9	13.9	9.8
Expected return on plan assets	(13.0)	(13.9)	(15.4)
Amortization of actuarial net loss	3.1	3.7	1.7
Pension expense (benefit) other than service	4.0	3.7	(3.9)
Net periodic cost (benefit)	$4.6	$4.5	$(2.6)

Pension Plan activity in accumulated other comprehensive loss, before tax, in 2024 is presented below, in millions.

Balance at beginning of year	$68.2
Actuarial loss	(8.4)
Prior year actuarial loss amortization to net periodic cost	(3.2)
Balance at end of year	$56.6

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
We expect to amortize $0.5 million of unrecognized loss into net periodic expense from accumulated other comprehensive loss in 2025.
Strategic asset allocations, tactical range at September 30, 2024 and actual asset allocations are as follows:

	Strategic asset allocation				Actual asset allocations at
					September 30,
		Tactical range			2024	2023	2022
Fixed income investments	70%	67%	-	73%	69%	70%	70%
Equity investments	30	27%	-	33%	30	29	29
Cash	—	0%	-	5%	1	1	1
	100%				100%	100%	100%

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

The assets of the Pension Plan by level within the fair value hierarchy are as follows:

	September 30, 2024
	Level 1	Level 2	Total
	(in millions)
Fixed income	$131.8	$49.8	$181.6
Equity:
Large cap index funds	39.1	—	39.1
International stocks:
International funds	38.9	—	38.9
Total equity	78.0	—	78.0
Cash and cash equivalents	1.8	—	1.8
Total Plan assets	$211.6	$49.8	$261.4

	September 30, 2023
	Level 1	Level 2	Total
	(in millions)
Fixed income	$121.1	$45.6	$166.7
Equity:
Large cap index funds	35.6	—	35.6
International stocks:
International funds	35.6	—	35.6
Total equity	71.2	—	71.2
Cash and cash equivalents	1.9	—	1.9
Total Plan assets	$194.2	$45.6	$239.8

Our estimated future pension benefit payments are presented below (in millions):

2025	$22.6
2026	22.3
2027	21.9
2028	21.4
2029	20.8
2030-2034	94.1
Total	$203.1

Defined Contribution Retirement Plans. Certain of our employees participate in a defined contribution 401(k) plan or similar plan outside of the United States. We make matching contributions as a function of employee contributions. We expensed our matching contributions of $9.1 million, $8.2 million and $7.3 million during 2024, 2023 and 2022, respectively.

Note 9.    Capital Stock
Common stock share activity is presented below.

Shares outstanding at September 30, 2021	157,955,433
Vesting of restricted stock units, net of shares withheld for taxes	195,156
Exercise of stock options	36,731
Exercise of employee stock purchase plan instruments	150,909
Settlement of performance-based restricted stock units, net of shares withheld for taxes	160,163
Stock repurchased under buyback program	(2,654,254)
Shares outstanding at September 30, 2022	155,844,138
Vesting of restricted stock units, net of shares withheld for taxes	256,724
Exercise of stock options	110,989
Exercise of employee stock purchase plan instruments	181,483
Settlement of performance-based restricted stock units, net of shares withheld for taxes	193,428
Stock repurchased under buyback program	(714,830)
Shares outstanding at September 30, 2023	155,871,932
Vesting of restricted stock units, net of shares withheld for taxes	207,986
Exercise of stock options	517,839
Exercise of employee stock purchase plan instruments	129,356
Settlement of performance-based restricted stock units, net of shares withheld for taxes	136,846
Stock repurchased under buyback program	(636,789)
Shares outstanding at September 30, 2024	156,227,170

The Company has authorized 60.0 million shares of $0.01 par value preferred stock. The preferred stock may be issued in one or more series and with such designations and preferences for each series as shall be stated in the resolutions providing for the designation and issue of each such series adopted by the Board of Directors of the Company. The Board of Directors is authorized by the Company's articles of incorporation to determine the voting, dividend, redemption and liquidation preferences pertaining to each such series. No shares of preferred stock have been issued by the Company as of September 30, 2024.

Note 10.    Stock-based Compensation Plans
Stock-based compensation expense was $14.1 million, $11.1 million and $9.9 million in the years 2024, 2023 and 2022 and is recorded primarily within Selling, general and administrative costs within our consolidated statements of operations.
We excluded 270,547, 779,150 and 790,759 stock-based instruments from the calculation of diluted earnings per share for 2024, 2023 and 2022, respectively, because the effect of including them would have been antidilutive.
At September 30, 2024, there was approximately $10.1 million of unrecognized compensation expense related to stock-based awards not yet vested. We expect to recognize this expense over a weighted average life of approximately 1.5 years.
The Mueller Water Products, Inc. 2006 Stock Incentive Plan (“2006 Plan”) authorizes an aggregate of 20,500,000 shares of common stock that may be granted through the issuance of stock-based awards. Any awards canceled are available for reissuance. Generally, all of our employees and members of our Board of Directors are eligible to participate in the 2006 Plan. At September 30, 2024, 3,874,846 shares of common stock were available for future grants of awards under the 2006 Plan. This total assumes that the maximum number of shares will be earned for awards for which the final number of shares to be earned has not yet been determined.
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
Restricted stock unit activity under the 2006 Plan is summarized below.

	Restricted stock units	Weighted average grant date fair value per unit	Weighted average remaining contractual term (years)	Aggregate intrinsic value (millions)
Outstanding at September 30, 2021	396,097	$11.78	0.8
Granted	223,379	13.41
Vested	(251,981)	11.81		$2.8
Cancelled	(8,763)	11.87
Outstanding at September 30, 2022	358,732	12.77	0.7
Granted	625,518	12.78
Vested	(301,864)	12.83		$7.3
Cancelled	(109,103)	12.00
Outstanding at September 30, 2023	573,283	12.88	0.9
Granted	301,908	14.91
Vested	(367,315)	12.99		$9.8
Cancelled	(54,080)	12.85
Outstanding at September 30, 2024	453,796	$14.15	0.9

Performance-Based Awards. Our performance-based awards consist of performance-based restricted stock units (“PRSUs”). PRSUs represent a target number of units that may be paid out at the end of a multi-year award cycle consisting of annual performance periods coinciding with our fiscal years. As determined at the date of award, PRSUs may settle in cash-value equivalent of, or directly in, shares of our common stock. Settlement will range from zero to two times the number of PRSUs granted, depending on our financial performance against predetermined targets. The grant date for each year’s performance period is set when the Compensation Committee establishes performance goals for the period, normally within 90 days of the beginning of each performance period. At the end of the performance period, the Compensation Committee confirms performance against the applicable performance targets. PRSUs do not convey voting rights or earn dividends. PRSUs vest on the last day of an award cycle, unless vested sooner as a result of a “Change of Control” of the Company, or the death, disability or retirement of a participant.
We recognize compensation expense for stock-settled PRSUs starting on the first day of the applicable performance period and ending on the respective vesting dates. We base the recognized compensation expense upon the number of units awarded for each performance period, the closing price of our common stock on the grant date and the estimated performance factor. In 2024, no shares vested related to PRSUs. In 2023 and 2022, 163,999 and 240,412 shares, respectively, vested related to PRSUs.

Stock-settled PRSUs activity under the 2006 Plan is summarized below:

Award date	Settlement year	Performance period	Grant date per unit fair value	Units awarded	Units forfeited	Net units	Performance factor	Shares earned
November 28, 2017	2021	2018	$12.50	57,092	—	57,092	1.357	77,474
		2019	$10.53	57,092	(4,793)	52,299	0.645	33,733
		2020	$11.26	57,104	(21,679)	35,425	0.909	32,202
November 27, 2018	2022	2019	$10.53	110,954	(8,751)	102,203	0.645	65,921
		2020	$11.26	110,954	(13,182)	97,772	0.909	88,875
		2021	$11.86	110,967	(28,478)	82,489	1.161	95,770
December 3, 2019	2023	2020	$11.26	69,988	(2,391)	67,597	0.909	61,446
		2021	$11.86	69,989	(9,614)	60,375	1.161	70,096
		2022	$13.81	69,988	(9,614)	60,374	0.700	42,262
November 29, 2022	2026	2023-2025	$11.41	166,284	(92,550)	73,734	—	—
November 28, 2023	2027	2024-2026	$13.22	136,983	(28,308)	108,675	—	—

Market-Based Awards. Our market-based awards consist of market-based restricted stock units (“MRSUs”). MRSUs represent a target number of units that may be paid out at the end of a three-fiscal year award cycle based on a calculation of our relative total shareholder return (“TSR”) performance as compared with the TSR of a selected peer group. Settlements in our common shares will range from zero to two times the number of MRSUs granted, depending on our TSR performance ranking within the peer group. The fair values of MRSUs are fixed at the date of grant and the related expense is recognized ratably over the vesting period, which is roughly three years from the date of grant.
The table below provides information regarding MRSU awards, which were valued using Monte Carlo simulations on the grant date:

	November 28, 2023	November 29, 2022	November 30, 2021
Fair value at grant date	$18.11	$15.08	$15.76
Units granted	136,983	166,284	230,089
Variables used in determining grant date fair value:
Dividend yield	2.00%	2.20%	1.70%
Risk-free rate	4.50%	4.20%	0.76%
Expected term (in years)	2.84	2.83	2.83

Stock Options. Stock options generally vest on each anniversary date of the original grant ratably over three years. Compensation expense attributed to stock options is based on the fair value of the awards on their respective grant dates, as determined using a Black-Scholes model.

The assumptions used to determine the grant date fair value are indicated below for grants issued during our 2024 fiscal year:

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
Stock option activity under the 2006 Plan is summarized below:

	Options	Weighted average exercise price per option	Weighted average remaining contractual term (years)	Aggregate intrinsic value (millions)
Outstanding at September 30, 2021	599,799	$10.67	7.8	$2.7
Granted	457,482	13.64
Exercised	(36,731)	5.67		0.2
Cancelled	(7,257)
Outstanding at September 30, 2022	1,013,293	12.19	7.7	$0.3
Granted	573,279	11.41
Exercised	(131,989)	9.59		0.4
Cancelled	(327,115)
Outstanding at September 30, 2023	1,127,468	12.10	7.8	$1.0
Granted	457,356	13.22
Exercised	(517,839)	12.05		5.0
Cancelled	(135,215)
Outstanding at September 30, 2024	931,770	$12.60	7.9	$8.5

Exercisable at September 30, 2024	322,467	$12.31	6.4	$3.0

Stock option exercise prices are equal to the closing price of our common stock on the relevant grant date. The ranges of exercise prices for stock options outstanding at September 30, 2024 are summarized below:

Exercise price			Outstanding Options	Weighted average exercise price	Weighted average remaining contractual term (years)	Exercisable options	Weighted average exercise price
$5.00	-	$9.99	21,582	$9.97	0.3	21,582	$9.97
$10.00	-	$14.99	910,188	$12.66	8.1	300,885	$12.47
			931,770	$12.60		322,467	$12.31

Employee Stock Purchase Plan. The Mueller Water Products, Inc. 2006 Employee Stock Purchase Plan (“ESPP”) authorizes the sale of up to 5,800,000 shares of our common stock to employees. Generally, all full-time, active employees are eligible to participate in the ESPP, subject to certain restrictions. Employee purchases are funded through payroll deductions, and any excess payroll withholdings are returned to the employee. The price for shares purchased under the ESPP is 85% of the lower of the closing price on the first day or the last day of the offering period. At September 30, 2024, 1,792,275 shares were available for issuance under the ESPP.
Phantom Plan. Under the Mueller Water Products, Inc. Phantom Plan adopted in 2012 (“Phantom Plan”), we have awarded “phantom units” to certain non-officer employees. A phantom unit settles in cash equal to the price of one share of our common stock on the vesting date. Phantom units generally vest ratably over three years on each anniversary date of the original grant. We recognize compensation expense for phantom units on a straight-line basis for each tranche of each award based on the closing price of our common stock at each balance sheet date. The outstanding phantom units had a fair value of $21.70 per unit at September 30, 2024 and our accrued liability for such units was $6.0 million.
Phantom Plan activity is summarized below:

	Phantom Plan units	Weighted average grant date fair value per unit	Weighted average remaining contractual term (years)	Aggregate intrinsic value (millions)
Outstanding at September 30, 2021	344,844	$11.51	0.9
Granted	203,834	13.60
Vested	(162,969)			$1.6
Cancelled	(46,578)	12.39
Outstanding at September 30, 2022	339,131	12.74	1.1
Granted	294,063	11.53
Vested	(156,012)			$1.9
Cancelled	(120,515)	12.22
Outstanding at September 30, 2023	356,667	12.09	1.0
Granted	236,250	13.28
Vested	(156,585)			$1.9
Cancelled	(20,952)	12.53
Outstanding at September 30, 2024	415,380	$12.71	0.9

Note 11.    Supplemental Balance Sheet Information
Selected supplemental asset information is presented below.

	September 30,
	2024	2023
	(in millions)
Inventories, net:
Purchased components and raw materials	$163.6	$176.9
Work in process	65.8	60.0
Finished goods	72.3	61.0
Total inventories, net	$301.7	$297.9

Other current assets:
Prepaid expenses	$17.2	$17.8
Non-trade receivables	3.4	1.7
Income taxes	0.8	0.8
Maintenance and repair supplies and tooling	5.4	4.1
Workers’ compensation reimbursement receivable	2.4	2.2
Goods to be returned	4.2	3.9
Other current assets	4.5	1.0
Total other current assets	$37.9	$31.5

Property, plant and equipment, net:
Land	$6.5	$6.4
Buildings	126.6	117.2
Machinery and equipment	550.4	525.8
Construction in progress	45.2	36.9
Total property, plant and equipment	$728.7	$686.3
Accumulated depreciation	(409.9)	(374.6)
Total property, plant and equipment, net	$318.8	$311.7

Other noncurrent assets:
Operating lease right-of-use assets	$26.9	$23.6
Maintenance and repair supplies and tooling	20.3	21.1
Workers’ compensation reimbursement receivable	4.1	2.4
Note receivable	1.8	1.8
Pension asset	13.5	6.6
Deferred financing fees	1.3	0.7
Other noncurrent assets	0.4	2.6
Total noncurrent assets	$68.3	$58.8

Selected supplemental liability information is presented below.

	September 30,
	2024	2023
	(in millions)
Other current liabilities:
Compensation and benefits	$58.3	$33.8
Customer rebates	16.9	14.6
Interest payable	5.3	5.3
Warranty accrual	13.3	8.6
Deferred revenue	7.1	9.2
Returned goods accrual	7.3	6.7
Operating lease liabilities	5.5	4.9
Taxes other than income taxes	3.5	2.0
Restructuring liabilities	3.4	6.6
Income taxes payable	5.6	8.5
Workers’ compensation accrual	4.6	4.0
Other current liabilities	16.5	11.0
Total current liabilities	$147.3	$115.2

Other noncurrent liabilities:
Operating lease liabilities	$22.5	$19.8
Warranty accrual	10.3	7.1
Deferred revenue	5.7	—
Transition tax liability	1.7	3.1
Uncertain tax position liability	3.0	5.0
Workers' compensation accrual	5.8	5.9
NMTC liability	3.9	3.9
Asset retirement obligation	4.2	4.2
Deferred development grant	2.5	2.5
Other noncurrent liabilities	4.1	2.7
Total noncurrent liabilities	$63.7	$54.2

Note 12.    Supplemental Statement of Operations Information
In the year ended September 30, 2024, we incurred $15.8 million of Strategic reorganization and other charges primarily related to the leadership transition, certain transaction-related expenses, non-cash asset impairment, cybersecurity incidents expense, and severance.
Fiscal year 2023 included Strategic reorganization and other charges of approximately $10.2 million, primarily related to the leadership transition, severance and certain transaction-related expenses.
During fiscal year 2022, we incurred $7.2 million of Strategic reorganization and other charges including $1.5 million associated with the closure of our facilities in Aurora, Illinois and Surrey, British Columbia, Canada as well as expenses associated with the Albertville tragedy and certain transaction-related costs.

Activity in accrued restructuring, reported as part of other current liabilities, is presented below.

	2024	2023	2022
	(in millions)
Beginning balance	$6.6	$3.3	$3.1
Expenses incurred	15.8	10.2	7.2
Amounts paid and other adjustments, net	(19.0)	(6.9)	(7.0)
Ending balance	$3.4	$6.6	$3.3
Selected supplemental statement of operations information is presented below.

	2024	2023	2022
	(in millions)
Included in selling, general and administrative expenses:
Research and development	$20.5	$25.9	$24.5
Advertising	$5.8	$4.7	$5.5
Interest expense, net:
4.0% Senior Notes	$18.0	$18.0	$18.0
Deferred financing costs amortization	1.0	1.0	1.0
ABL Agreement	0.9	0.9	0.9
Capitalized interest	(0.1)	(1.6)	(2.6)
Other interest expense	1.7	0.1	0.3
Total interest expense	21.5	18.4	17.6
Interest income	(8.8)	(3.7)	(0.7)
Net interest expense	$12.7	$14.7	$16.9

Note 13.    Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) is as follows:

	Foreign currency translation, net of income tax	Pension liability, net of income tax	Total
	(in millions)
Balance at September 30, 2023	$(20.2)	$(28.5)	$(48.7)
Current period other comprehensive income	9.1	8.8	17.9
Balance at September 30, 2024	$(11.1)	$(19.7)	$(30.8)

For the year end September 30, 2024, pension liability included in the consolidated statements of comprehensive income was $11.6 million, net of income tax of $2.8 million. For the year ended September 30, 2024, foreign currency translation included in the consolidated statements of comprehensive income was $9.1 million, net of no income tax.

Note 14.    Segment Information
Our business units and reportable segments are Water Flow Solutions and Water Management Solutions. Water Flow Solutions’ portfolio includes iron gate valves, specialty valves and service brass products. Water Management Solutions’ portfolio includes fire hydrants, repair and installation, natural gas, metering, leak detection, as well as pressure management and control products and solutions.
Segment results are not reflective of their results on a stand-alone basis. Intersegment sales and transfers are made at selling prices generally intended to cover costs. The determination of segment results excludes certain expenses designated as Corporate because they are not directly attributable to segment operations. Items such as interest expense, loss on early extinguishment of debt, pension expense or benefit, and income taxes are not allocated to the segments. Corporate expenses include those costs incurred by our corporate function, such as accounting, treasury, risk management, human resources, legal, tax and other administrative functions. Corporate assets principally consist of our cash, operating lease assets, and certain real property previously owned by U.S. Pipe and Anvil. Business segment assets primarily consist of inventories, property, plant and equipment, and intangible assets.
The Company has two significant customers that comprise greater than 10% of gross sales. One customer comprised 20%, 18%, and 21% of consolidated revenues for the fiscal years ended September 30, 2024, 2023, and 2022, respectively. The Company had outstanding Accounts receivable from this customer of $59.1 million and $46.4 million as of September 30, 2024 and 2023, respectively. Another customer comprised 18% of consolidated revenues for the fiscal years ended September 30, 2024 and 2023 and 20% of consolidated revenues for the fiscal year ended September 30, 2022. The Company had outstanding Accounts receivable from this customer of $36.9 million and $37.7 million as of September 30, 2024 and 2023, respectively. The Company reports revenue for these customers in both reportable segments, Water Flow Solutions and Water Management Solutions.

Geographical area information is presented below.

	United States	Israel	Other	Total
	(in millions)
Property, plant and equipment, net:
September 30, 2024	$302.8	$11.9	$4.1	$318.8
September 30, 2023	$295.6	$11.9	$4.2	$311.7

	Year ended September 30,
	2024	2023	2022
	(in millions)
Water Flow Solutions disaggregated net revenue:
Central	$196.8	$176.0	$190.9
Northeast	139.2	130.6	125.3
Southeast	181.6	118.4	154.3
West	185.5	160.9	182.8
United States	$703.1	$585.9	$653.3
Canada	42.2	36.2	55.0
Other international locations	10.2	12.3	5.8
	$755.5	$634.4	$714.1
Water Management Solutions disaggregated net revenue:
Central	$149.4	$169.2	$142.9
Northeast	120.3	151.2	115.1
Southeast	132.4	137.4	109.4
West	103.6	119.0	102.9
United States	$505.7	$576.8	$470.3
Canada	33.3	38.3	39.2
Other international locations	20.2	26.2	23.8
	$559.2	$641.3	$533.3

Summarized financial information for our segments is presented below.

	Water Flow Solutions	Water Management Solutions	Corporate	Total
	(in millions)
Net revenue:
2024	$755.5	$559.2	$—	$1,314.7
2023	634.4	641.3	—	1,275.7
2022	$714.1	$533.3	$—	$1,247.4
Operating income (loss):
2024	$179.2	$74.0	$(71.5)	$181.7
2023	79.6	106.0	(58.2)	127.4
2022	$118.3	$48.7	$(55.4)	$111.6
Depreciation and amortization:
2024	$38.3	$27.7	$0.2	$66.2
2023	32.8	29.5	0.2	62.5
2022	$30.0	$30.3	$0.2	$60.5
Strategic reorganization and other charges:
2024	$0.2	$1.8	$13.8	$15.8
2023	—	1.7	8.5	10.2
2022	$0.2	$0.4	$6.6	$7.2
Capital expenditures:
2024	$31.1	$16.3	$—	$47.4
2023	33.4	14.2	—	47.6
2022	$43.4	$11.3	$—	$54.7
Intangible assets, net and goodwill
September 30, 2024	$264.9	$125.5	$—	$390.4
September 30, 2023	$283.8	$143.9	$—	$427.7
Inventories, net:
September 30, 2024	$187.3	$114.4	$—	$301.7
September 30, 2023	$173.8	$124.1	$—	$297.9

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

The purchaser of U.S. Pipe has been identified as a “potentially responsible party” (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act in connection with a former manufacturing facility operated by U.S. Pipe that was in the vicinity of a proposed Superfund site located in North Birmingham, Alabama. Under the terms of the acquisition agreement relating to our sale of U.S. Pipe, we agreed to indemnify the purchaser for certain environmental liabilities, including those arising out of the former manufacturing site in North Birmingham. Accordingly, the purchaser tendered the matter to us for indemnification, which we accepted. Ultimate liability for the site will depend on many factors that have not yet been determined, including the determination of the Environmental Protection Agency’s remediation costs, the number and financial viability of the other PRPs (there are four other PRPs currently) and the determination of the final allocation of the costs among the PRPs. Since the amounts of such costs cannot be reasonably estimated at this time, no amounts have been accrued for this matter at September 30, 2024.

CBP Matter. On October 4, 2024, we delivered to U.S. Customs and Border Protection (“CBP”) a prior disclosure letter to correct information reported at the time of entry under United States laws and customs regulations with respect to the origin of certain products that were supplied by a manufacturer in Canada but that we subsequently determined had not been substantially transformed in Canada, resulting in the underpayment of certain duties to CBP. We identified the entry discrepancies related to our U.S. import of such products and provided the information to CBP. We expensed $9.1 million in 2024 consisting of the duties believed to be owed for all relevant periods and expected interest on such amount. Because the matter remains under review by CBP, it is possible that the actual amount of duties and interest owed for these discrepancies may be higher than the amount remitted or CBP may assess additional fines, penalties or enact other measures.
Cybersecurity Incident Putative Class Action. In connection with the cybersecurity incident initially reported on October 28, 2023, the Company was named as a defendant in a putative class action lawsuit captioned David Kok v. Mueller Water Products, Inc., filed on August 30, 2024 in the U.S. District Court for the Northern District of Georgia, Atlanta Division, Case No. 1:24-cv-03894-SCJ. The plaintiff seeks to represent a class of all Company current and former employees whose personally identifying information was allegedly compromised by the incident. The lawsuit asserts various common law tort, contract and state statutory claims, seeks monetary damages, injunctive and declaratory relief, costs and attorneys’ fees and other related relief. We believe the allegations are without merit and intend to vigorously defend against the claims; however, the outcome of this legal proceeding cannot be predicted with certainty.
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

Note 16.    Subsequent Events
Dividend Declaration
On October 22, 2024, our Board of Directors declared a dividend of $0.067 per share on our common stock, payable on or about November 20, 2024, to stockholders of record at the close of business on November 8, 2024.