Form 10-Q
period 2024-12-31
Mueller Water Products, Inc.
filed 2025-02-05
CIK 1350593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2024
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Large accelerated filer     ☒      Accelerated filer     ☐
Non-accelerated filer    ☐    Smaller reporting company ☐     Emerging growth company    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
There were 156,599,544 shares of common stock of the registrant outstanding at January 31, 2025.

PART I
Item 1.     FINANCIAL STATEMENTS
MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31,	September 30,
	2024	2024
	(in millions, except share amounts)
Assets:
Cash and cash equivalents	$338.2	$309.9
Receivables, net of allowance for credit losses of $7.9 million and $8.3 million	145.3	208.9
Inventories, net	317.8	301.7
Other current assets	41.4	37.9
Total current assets	842.7	858.4
Property, plant and equipment, net	320.7	318.8
Intangible assets, net	307.9	309.7
Goodwill, net	81.5	80.7
Other noncurrent assets	66.4	68.3
Total assets	$1,619.2	$1,635.9

Liabilities and stockholders’ equity:
Current portion of long-term debt	$0.8	$0.8
Accounts payable	98.9	109.9
Other current liabilities	120.6	147.3
Total current liabilities	220.3	258.0
Long-term debt	448.7	448.7
Deferred income taxes	55.1	55.4
Other noncurrent liabilities	61.0	63.7
Total liabilities	785.1	825.8

Commitments and contingencies (Note 10.)

Preferred stock: par value $0.01 per share; 60,000,000 shares authorized; none outstanding at December 31, 2024, and September 30, 2024	—	—
Common stock: par value $0.01 per share; 600,000,000 shares authorized; 156,563,285 and 156,227,170 shares outstanding at December 31, 2024, and September 30, 2024, respectively	1.6	1.6
Additional paid-in capital	1,194.8	1,205.2
Accumulated deficit	(330.6)	(365.9)
Accumulated other comprehensive loss	(31.7)	(30.8)
Total stockholders' equity	834.1	810.1
Total liabilities and stockholders' equity	$1,619.2	$1,635.9

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended
	December 31,
	2024	2023

	(in millions, except per share amounts)
Net sales	$304.3	$256.4
Cost of sales	201.3	170.1
Gross profit	103.0	86.3
Operating expenses:
Selling, general and administrative	53.9	56.9
Strategic reorganization and other charges	1.7	6.6
Total operating expenses	55.6	63.5
Operating income	47.4	22.8
Other expenses:
Pension expense other than service	—	1.0
Interest expense, net	1.6	3.3
Other expense	—	1.6
Total other expenses, net	1.6	5.9
Income before income taxes	45.8	16.9
Income tax expense	10.5	2.6
Net income	$35.3	$14.3

Net income per share:
Basic	$0.23	$0.09
Diluted	$0.22	$0.09

Weighted average shares outstanding:
Basic	156.3	156.0
Diluted	157.5	156.7

Dividends declared per share	$0.067	$0.064

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three months ended
	December 31,
	2024	2023

	(in millions)
Net income	$35.3	$14.3
Other comprehensive income (loss), net of income tax:
Pension actuarial amortization	0.4	0.6
Foreign currency translation	(1.3)	13.3
Total other comprehensive income (loss), net of income tax	(0.9)	13.9
Comprehensive income	$34.4	$28.2

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Total
	(in millions)
Balance at September 30, 2024	$1.6	$1,205.2	$(365.9)	$(30.8)	$810.1
Net income	—	—	35.3	—	35.3
Dividends declared	—	(10.5)	—	—	(10.5)
Stock-based compensation	—	2.5	—	—	2.5
Shares retained for employee taxes	—	(4.0)	—	—	(4.0)
Common stock issued	—	1.6	—	—	1.6
Other comprehensive income, net of tax	—	—	—	(0.9)	(0.9)
Balance at December 31, 2024	$1.6	$1,194.8	$(330.6)	$(31.7)	$834.1

	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Total
	(in millions)
Balance at September 30, 2023	$1.6	$1,240.4	$(481.8)	$(48.7)	$711.5
Net income	—	—	14.3	—	14.3
Dividends declared	—	(10.0)	—	—	(10.0)
Stock-based compensation	—	2.6	—	—	2.6
Shares retained for employee taxes	—	(1.5)	—	—	(1.5)
Common stock issued	—	0.4	—	—	0.4
Other comprehensive income, net of tax	—	—	—	13.9	13.9
Balance at December 31, 2023	$1.6	$1,231.9	$(467.5)	$(34.8)	$731.2
The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended
	December 31,
	2024	2023
	(in millions)
Operating activities:
Net income	$35.3	$14.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9.3	9.5
Amortization	1.8	6.9
Gain on sale of assets	—	(0.1)
Stock-based compensation	2.5	2.6
Pension cost	0.2	1.2
Deferred income taxes	(0.6)	(3.4)
Inventory reserve provision	4.0	2.1
Other, net	0.3	0.3
Changes in assets and liabilities:
Receivables, net	62.9	49.7
Inventories	(20.8)	(14.6)
Other assets	(1.3)	(6.1)
Accounts payable	(10.8)	5.7
Other current liabilities	(26.2)	(3.6)
Other noncurrent liabilities	(2.5)	3.4
Net cash provided by operating activities	54.1	67.9
Investing activities:
Capital expenditures	(11.9)	(5.7)
Proceeds from sale of assets	—	0.1
Net cash used in investing activities	(11.9)	(5.6)
Financing activities:
Dividends paid	(10.5)	(10.0)
Employee taxes related to stock-based compensation	(4.0)	(1.5)
Common stock issued	1.6	0.4
Payments for finance lease obligations	(0.2)	(0.2)
Net cash used in financing activities	(13.1)	(11.3)
Effect of currency exchange rate changes on cash	(0.8)	5.4
Net change in cash and cash equivalents	28.3	56.4
Cash and cash equivalents at beginning of period	309.9	160.3
Cash and cash equivalents at end of period	$338.2	$216.7
The accompanying notes are an integral part of the condensed consolidated financial statements.

	Three months ended
	December 31,
	2024	2023

	(in millions)
Supplemental cash flow information:
Cash paid for interest, net	$5.8	$7.6
Cash paid for income taxes, net	$0.4	$0.8
The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE THREE MONTHS ENDED DECEMBER 31, 2024
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
Our condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which require us to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses as well as in the disclosure of contingent assets and liabilities for the reporting periods. Actual results could differ from those estimates. All significant intercompany balances and transactions have been eliminated. These condensed consolidated financial statements do not include all information required by GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2024. In our opinion, all normal and recurring adjustments that we consider necessary for a fair financial statement presentation have been made. The condensed consolidated balance sheet at September 30, 2024 was derived from our audited financial statements.
Our business is seasonal as a result of the impact of cold weather conditions. Net sales and operating income historically have been lowest in the three-month periods ending December 31 and March 31 when the northern United States and most of Canada generally face weather conditions that restrict significant construction and other field crew activity. Therefore, the results of operations for the three months ended December 31, 2024 are not necessarily indicative of operating results that may be achieved for any other interim period or the full year.

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
In November 2024, the FASB issued ASU No. 2024-03 “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”). ASU 2024-03 requires public business entities to disclose disaggregated information about certain income statement expense line items. These expenses include purchases of inventory, employee compensation, depreciation and intangible asset amortization for each income statement line item that contains those expenses. Additionally, specified expenses, gains or losses that are currently required to be disclosed must now be included in the disaggregated income statement expense line item disclosures and any remaining amounts should be described qualitatively. There is also a requirement to separately disclose total selling expenses and provide a definition of those expenses. This guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Upon adoption, ASU 2024-03 should be applied on a prospective basis while retrospective application is permitted. We are currently evaluating the impact ASU 2024-03 will have on our financial statements and related disclosures.
Status of U.S. Securities and Exchange Commission (“SEC”) Climate Disclosure Rules
In March 2024, the SEC adopted final rules on the enhancement and standardization of climate-related disclosures, which were to become effective on a phased-in timeline in fiscal years beginning in 2025. However, in April 2024, due to legal challenges to the rule, the SEC voluntarily stayed implementation of the final rules. If the rules survive judicial review and are not effectively rescinded by the SEC, they will require registrants to disclose certain climate-related information, including Scope 1 and Scope 2 greenhouse gas emissions and other climate-related topics, in registration statements and annual reports. Additionally, the rules would require disclosure in the notes to the financial statements of the effects of severe weather events and other natural conditions, subject to materiality thresholds.
Strategic Reorganization and Other Charges

The Company expects to incur certain costs related to the decommissioning and probable demolition of its legacy foundry in Decatur, Illinois, the amount of which is not estimable at this time. During the three months ended December 31, 2024, we recorded approximately $1.7 million in Strategic reorganization and other charges consisting of expenses associated with our leadership transition and severance. During the three months ended December 31, 2023, we recorded approximately $6.6 million in Strategic reorganization and other charges consisting of expenses associated with our leadership transition and cybersecurity incidents, as well as other transaction-related expenses. Activity in accrued Strategic reorganization and other charges, reported as part of Other current liabilities, is presented below:

	Three months ended
	December 31,
	2024	2023
	(in millions)
Beginning balance	$3.4	$6.6
Expenses incurred	1.7	6.6
Amounts paid and other adjustments, net	(1.5)	(5.4)
Ending balance	$3.6	$7.8
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

Direct costs associated with Wells Fargo’s capital contribution were netted against the recorded proceeds, resulting in a net cash contribution of $3.9 million. Other direct costs associated with the transaction were capitalized and are being recognized as interest expense over the seven-year tax credit period. Incremental costs to maintain the structure during the compliance period are expensed as incurred and are immaterial to the consolidated financial statements.

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

Advance payments and billings in excess of revenue are recognized and recorded as deferred revenue and are classified as Other current liabilities or Other noncurrent liabilities in the accompanying condensed consolidated balance sheets based on the timing of when we expect to recognize revenue. Refer to Note 7. for current and noncurrent amounts. Deferred revenue represents contract liabilities and is recorded when customers remit cash payments in advance of our satisfaction of performance obligations pursuant to contractual arrangements. Contract liabilities are reversed when the performance obligation is satisfied and revenue is recognized. Deferred revenue primarily consists of amounts related to monitoring, leak detection, software and hosting services. In each of the three months ended December 31, 2024 and 2023, we recognized approximately $2.3 million of revenue that was previously deferred. Additionally, during the three months ended December 31, 2024 and 2023, we recorded approximately $2.1 million and $1.5 million, respectively, of additional deferred revenue. We estimate that noncurrent deferred revenue will be recognized as follows: $1.1 million in 2026, $1.3 million in 2027, $1.2 million in 2028, $0.7 million in 2029, $0.5 million in 2030 and $0.8 million thereafter.

The table below represents the balances of our customer receivables and deferred revenue:

	December 31,	September 30,
	2024	2024

	(in millions)
Billed receivables	$148.0	$212.7
Unbilled receivables	5.2	4.5
Gross customer receivables	153.2	217.2
Allowance for credit losses	(7.9)	(8.3)
Receivables, net	$145.3	$208.9

Deferred revenue	$12.6	$12.8

Performance Obligations
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. Our performance obligations are generally satisfied at a point in time for sales of equipment and products or over time for our software hosting and leak detection monitoring services. Performance obligations are supported by customer contracts which provide frameworks for the nature of the distinct products or services. The transaction price is adjusted for our estimate of variable consideration which may include discounts and rebates. To estimate variable consideration, we apply the expected value or the most likely amount method based on whichever method most appropriately predicts the amount of consideration we expect to receive. The method applied is typically based on historical experience and known trends. We include estimated variable consideration in the transaction price only to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur in future periods when the uncertainty associated with the variable consideration is subsequently resolved. We exclude from the measurement of the transaction price all taxes assessed by a governmental authority.

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

We offer assurance warranties to our customers that the products provided will function as intended and comply with any agreed-upon specifications. These warranties cannot be purchased separately. On limited products, we offer extended warranties, which may be purchased separately.

Costs to Obtain or Fulfill a Contract
Shipping and handling costs associated with freight activities after the customer has obtained control are accounted for as fulfillment costs and are expensed to Cost of sales within our condensed consolidated statement of operations at the time the revenue is recognized.

We incur certain incremental costs to obtain a contract, which primarily relate to incremental sales commissions. As the expected benefit associated with these incremental costs is generally one year or less based on the nature of the product sold and benefits received, we have applied the practical expedient to expense them as incurred and therefore do not capitalize the related costs. Our sales commissions are paid based on orders or shipments, and we reserve the right to claw back any commissions in the event of product returns, cancellations or lost collections.

Note 3. Income Taxes

The reconciliation between the U.S. federal statutory income tax rate and the effective income tax rate is presented below:

	Three months ended
	December 31,
	2024	2023
U.S. federal statutory income tax rate	21.0%	21.0%
Adjustments to reconcile to the effective tax rate:
State income taxes, net of federal benefit	3.9	3.0
Excess tax (benefit) deficit related to stock-based compensation	(3.5)	0.8
Tax credits	(1.3)	(2.7)
Global Intangible Low-Taxed Income	0.6	1.3
Foreign income tax rate differential	(0.7)	(1.8)
Nondeductible compensation	1.1	1.4
Uncertain tax positions	0.7	(8.8)
Valuation allowances	—	0.4
Other	1.1	0.8
Effective income tax rate	22.9%	15.4%

At December 31, 2024 and September 30, 2024, the gross liabilities for unrecognized income tax benefits were $3.4 million and $3.0 million, respectively, and are included in Other noncurrent liabilities.

During the three months ended December 31, 2023, we recorded $1.6 million in income tax benefits due to the release of an uncertain tax position that expired on December 31, 2023. During the three months ended December 31, 2024 and 2023, there were no material changes to other uncertain tax positions.
Note 4. Borrowing Arrangements

The components of our long-term debt are as follows:

	December 31,	September 30,
	2024	2024

	(in millions)
4.0% Senior Notes	$450.0	$450.0
Finance leases	2.5	2.7
Total debt	452.5	452.7
Less: deferred financing costs	3.0	3.2
Less: current portion of long-term debt	0.8	0.8
Long-term debt	$448.7	$448.7

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

Borrowings under the ABL bear interest at a floating rate equal to Secured Overnight Financing Rate (“SOFR”) plus an adjustment of 10 basis points and an applicable margin range of 150 to 175 basis points, or a base rate (as defined in the ABL) plus an applicable margin range of 50 to 75 basis points. At December 31, 2024, the applicable margin was 150 basis points for SOFR-based loans and 50 basis points for base rate loans.

The ABL is subject to mandatory prepayments if total outstanding borrowings under the ABL are greater than the aggregate commitments under the revolving credit facility or if we dispose of overdue accounts receivable in certain circumstances. The borrowing base under the ABL is equal to the sum of (a) 85% of the value of eligible accounts receivable and (b) the lesser of (i) 70% of the value of eligible inventory or (ii) 85% of the net orderly liquidation value of eligible inventory, less certain reserves. Prepayments can be made at any time without penalty. The ABL allows for payments such as cash dividends on our common stock up to certain thresholds.

Substantially all of our United States subsidiaries are borrowers under the ABL and are jointly and severally liable for outstanding borrowings. Our obligations under the ABL are secured by a first-priority perfected lien on all of our United States inventory, accounts receivable, certain cash balances and other supporting assets.

The ABL includes a commitment fee for any unused borrowing capacity of 37.5 basis points per annum when the unused capacity is above 50% of the credit commitments, with a step down to 25.0 basis points per annum when unused capacity is less than or equal to 50% of the credit commitments. At December 31, 2024, the commitment fee was 37.5 basis points.

Borrowings are not subject to any financial maintenance covenants unless excess availability is less than the greater of $17.5 million and 10% of the Loan Cap (as defined in the ABL). Excess availability based on December 31, 2024 data was $163.0 million, as reduced by $11.8 million of outstanding letters of credit and $0.2 million of accrued fees and expenses.

4.0% Senior Unsecured Notes. On May 28, 2021, we privately issued $450.0 million of 4.0% Unsecured Senior Notes (“4.0% Senior Notes”), which mature on June 15, 2029, and bear interest at 4.0%, paid semi-annually in June and December. We capitalized $5.5 million of financing costs, which are being amortized over the term of the 4.0% Senior Notes using the effective interest method. Proceeds from the 4.0% Senior Notes, along with cash on hand, were used to redeem our previously existing notes. Substantially all of our United States subsidiaries guarantee the 4.0% Senior Notes, which are subordinate to borrowings under our ABL. Based on quoted market prices, which is a Level 1 measurement, the outstanding 4.0% Senior Notes had a fair value of $416.8 million at December 31, 2024.

An indenture governing the 4.0% Senior Notes (“Indenture”) contains customary covenants and events of default, including covenants that limit our ability to incur certain debt and liens. There are no financial maintenance covenants associated with the Indenture. We believe we were in compliance with these covenants at December 31, 2024.

We may redeem some or all of the 4.0% Senior Notes at any time after June 15, 2024, at specified redemption prices. Upon a Change of Control (as defined in the Indenture), we could be required to offer to purchase the 4.0% Senior Notes at a price equal to 101% of the outstanding principal amount if there is a Ratings Decline (as defined in the Indenture).
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

The components of net periodic cost for our Pension Plan are presented below:

	Three months ended
	December 31,
	2024	2023
	(in millions)
Service cost	$0.2	$0.2
Pension expense other than service:
Interest cost	3.0	3.5
Expected return on plan assets	(3.6)	(3.3)
Amortization of actuarial net loss	0.6	0.8
Pension expense other than service	—	1.0
Net periodic cost	$0.2	$1.2

The amortization of actuarial losses, net of income tax, is recorded as a component of Other comprehensive income. For each of the three months ended December 31, 2024 and 2023, the amortization of actuarial net loss is shown net of income tax of $0.2 million in the condensed consolidated statements of comprehensive income.

Note 6. Stock-based Compensation Plans

We grant various forms of stock-based compensation, including market-based restricted stock units (“MRSUs”), restricted stock units, stock options and performance-based restricted stock units (“PRSUs”) under our Amended and Restated 2006 Mueller Water Products, Inc. Stock Incentive Plan (the “2006 Stock Plan”), Phantom Plan instruments under our Mueller Water Products, Inc. 2012 Phantom Plan, and Employee stock purchase plan instruments under our 2006 Employee Stock Purchase Plan. Grants issued during the three months ended December 31, 2024 are as follows:

	Number granted	Weighted average grant date fair value per instrument	Total grant date fair value (in millions)
Quarter ended December 31, 2024
MRSUs	64,044	$38.25	$2.4
PRSUs	64,044	25.58	1.6
Restricted stock units	87,344	25.58	2.2
Phantom Plan instruments	134,382	25.58	3.4
Non-qualified stock options	207,417	7.90	1.6
Employee stock purchase plan instruments	24,621	$3.86	0.1
Total - Year-to-date ended December 31, 2024			$11.3

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

December 3, 2024
Variables used in determining grant date fair value:
Dividend yield	1.10%
Risk-free rate	4.10%
Expected term (in years)	2.80

The expected dividend yield is based on our estimated annual dividend and our stock price history at the grant date. The risk-free interest rate is based on the United States Treasury zero-coupon yield in effect at the grant date with a term equal to the expected term. The expected term represents the average period of time the units are expected to be outstanding.

At December 31, 2024, the outstanding Phantom Plan instruments had a fair value of $22.50 per instrument and our accrued liability for Phantom Plan instruments was $2.9 million and is included within Other current liabilities for amounts related to instruments scheduled to vest in twelve months or less and Other noncurrent liabilities for amounts related to instruments scheduled to vest beyond twelve months.

Stock options generally vest ratably on each anniversary date of the original grant over three years. Compensation expense attributed to stock options is based on the fair value of the awards on their respective grant dates, as determined using a Black-Scholes model. The assumptions used to determine the grant date fair value are indicated below for awards granted to date during the current fiscal year.

December 3, 2024
Variables used in determining grant date fair value:
Dividend yield	1.64%
Risk-free rate	4.14%
Expected term (in years)	6.00

The expected dividend yield is based on our estimated annual dividend and our stock price history at the grant date. The risk-free interest rate is based on the United States Treasury zero-coupon yield in effect at the grant date with a term equal to the expected term. The expected term represents the average period of time the options are expected to be outstanding.

A PRSU award consists of a target number of units that may be paid out at the end of a three-year award cycle. Settlements in our common shares will range from zero to two times the number of PRSUs granted, depending on our financial performance against predetermined targets.

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

We issued 260,727 shares of common stock to settle PRSUs vested during the three months ended December 31, 2024. Additionally, we issued 112,597 shares of common stock to settle restricted stock units vested during the three months ended

December 31, 2024. Finally, we issued 94,877 shares of common stock to settle stock options exercised during the three months ended December 31, 2024. Common shares totaling 156,060 were surrendered to us to pay the applicable tax withholding obligations of equity award participants for the three months ended December 31, 2024.

Operating income included stock-based compensation expense of $3.9 million and $3.4 million during the three months ended December 31, 2024 and 2023, respectively. At December 31, 2024, there was approximately $16.9 million of unrecognized compensation expense related to stock-based compensation arrangements, which will be expensed through December 2027.

We excluded 133,543 and 712,164 stock-based compensation instruments from the calculations of diluted earnings per share in the three months ended December 31, 2024 and 2023, respectively, since their inclusion would have been antidilutive.

Note 7. Supplemental Balance Sheet Information
Selected supplemental asset information is presented below:

	December 31,	September 30,
	2024	2024

	(in millions)
Inventories, net:
Purchased components and raw materials	$166.1	$163.6
Work in process, net	66.9	65.8
Finished goods, net	84.8	72.3
Inventories, net	$317.8	$301.7

Other current assets:
Prepaid expenses	$19.3	$17.2
Non-trade receivables	2.9	3.4
Maintenance and repair supplies and tooling	5.1	5.4
Goods to be returned	4.0	4.2
Income taxes	0.8	0.8
Workers' compensation reimbursement receivable	2.4	2.4
Other current assets	6.9	4.5
Total other current assets	$41.4	$37.9

Property, plant and equipment:
Land	$6.5	$6.5
Buildings	127.9	126.6
Machinery and equipment	553.1	550.4
Construction in progress	51.7	45.2
Total property, plant and equipment	739.2	728.7
Accumulated depreciation	(418.5)	(409.9)
Property, plant and equipment, net	$320.7	$318.8

Other noncurrent assets:
Operating lease right-of-use assets	$26.4	$26.9
Maintenance and repair supplies and tooling	18.6	20.3
Workers' compensation reimbursement receivable	4.1	4.1
Pension asset	14.0	13.5
Note receivable	1.8	1.8
Deferred financing fees	1.2	1.3
Other noncurrent assets	0.3	0.4
Total other noncurrent assets	$66.4	$68.3

Selected supplemental liability information is presented below:

	December 31,	September 30,
	2024	2024

	(in millions)
Other current liabilities:
Compensation and benefits	$29.6	$58.3
Customer rebates	21.8	16.9
Income taxes payable	16.0	5.6
Warranty accrual	11.8	13.3
Deferred revenue	7.0	7.1
Returned goods accrual	6.4	7.3
Taxes other than income taxes	3.5	3.5
Operating lease liabilities	5.7	5.5
Workers' compensation accrual	4.5	4.6
Restructuring liabilities	3.6	3.4
Interest payable	0.8	5.3
Other current liabilities	9.9	16.5
Total other current liabilities	$120.6	$147.3

Other noncurrent liabilities:
Operating lease liabilities	$22.0	$22.5
Warranty accrual	9.2	10.3
Transition tax liability	1.7	1.7
Uncertain tax position liability	3.4	3.0
NMTC liability	3.9	3.9
Workers' compensation accrual	5.8	5.8
Asset retirement obligation	4.2	4.2
Deferred revenue	5.6	5.7
Deferred development grant	2.5	2.5
Other noncurrent liabilities	2.7	4.1
Total other noncurrent liabilities	$61.0	$63.7

Goodwill
Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis on September 1 of each fiscal year or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.
The following table summarizes information concerning our goodwill, all of which is within our Water Management Solutions segment, during the three months ended December 31, 2024, in millions:

Balance at September 30, 2024:
Goodwill	$821.1
Accumulated impairment	(740.4)
Goodwill, net	80.7
Activity during the three months ended December 31, 2024:
Change in foreign currency exchange rates	0.8
Balance at December 31, 2024	$81.5

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

	Three months ended
	December 31,
	2024	2023

	(in millions)
Net revenue, excluding intercompany:
Water Flow Solutions	$174.6	$141.3
Water Management Solutions	129.7	115.1
	$304.3	$256.4
Operating income (loss):
Water Flow Solutions	$35.3	$27.2
Water Management Solutions	27.3	15.1
Corporate	(15.2)	(19.5)
	$47.4	$22.8
Depreciation and amortization:
Water Flow Solutions	$6.1	$9.3
Water Management Solutions	5.0	7.0
Corporate	—	0.1
	$11.1	$16.4
Strategic reorganization and other charges:
Water Flow Solutions	$—	$0.2
Water Management Solutions	0.3	—
Corporate	1.4	6.4
	$1.7	$6.6
Capital expenditures:
Water Flow Solutions	$5.7	$3.9
Water Management Solutions	6.2	1.8
Corporate	—	—
	$11.9	$5.7
Water Flow Solutions disaggregated revenue:
Central	$48.5	$38.5
Northeast	33.3	28.3
Southeast	38.6	37.1
West	43.9	30.6
United States	164.3	134.5
Canada	8.0	4.8
Other international locations	2.3	2.0
	$174.6	$141.3
Water Management Solutions disaggregated revenue:
Central	$35.1	$29.2
Northeast	29.2	26.8
Southeast	26.6	28.4
West	28.5	20.0
United States	119.4	104.4
Canada	4.4	5.7
Other international locations	5.9	5.0
	$129.7	$115.1

Note 9. Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) is as follows:

	Pension actuarial amortization, net of income tax	Foreign currency translation, net of income tax	Total

	(in millions)
Balance at September 30, 2024	$(19.7)	$(11.1)	$(30.8)
Current period other comprehensive income (loss)	0.4	(1.3)	(0.9)
Balance at December 31, 2024	$(19.3)	$(12.4)	$(31.7)

For the three months ended December 31, 2024, pension actuarial amortization included in the condensed consolidated statements of comprehensive income as a component of pension expense other than service was $0.6 million, net of income tax of $0.2 million. Refer to Note 5. Retirement Plans for further information. For the three months ended December 31, 2024, foreign currency translation included in the condensed consolidated statements of comprehensive income was $1.3 million net of no income tax.

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
The purchaser of U.S. Pipe has been identified as a “potentially responsible party” (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act in connection with a former manufacturing facility operated by U.S. Pipe that was in the vicinity of a proposed Superfund site located in North Birmingham, Alabama. Under the terms of the acquisition agreement relating to our sale of U.S. Pipe, we agreed to indemnify the purchaser for certain environmental liabilities, including those arising out of the former manufacturing site in North Birmingham. Accordingly, the purchaser tendered the matter to us for indemnification, which we accepted. Ultimate liability for the site will depend on many factors that have not yet been determined, including the determination of the Environmental Protection Agency’s remediation costs, the number and financial viability of the other PRPs (there are four other PRPs currently) and the determination of the final allocation of the costs among the PRPs. Since the amounts of such costs cannot be reasonably estimated at this time, no amounts have been accrued for this matter at December 31, 2024.

CBP Matter. On October 4, 2024, we delivered to the U.S. Customs and Border Protections (“CBP”) a prior disclosure letter to correct information reported at the time of entry under United States laws and customs regulations with respect to the origin of certain products that were supplied by a manufacturer in Canada but that we subsequently determined had not been substantially transformed in Canada, resulting in the underpayment of certain duties to CBP. We identified the entry discrepancies to our U.S. importer of such products and provided the information to CBP. We expensed $9.1 million in 2024 consisting of the duties believed to be owed for all relevant periods and expected interest on such amount. Because the matter remains under review by CBP, it is possible that the actual amount of duties and interest owed for these discrepancies may be higher than the amount remitted or CBP may assess additional fines, penalties or enact other measures.

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
Note 11. Subsequent Events
On January 23, 2025, our Board of Directors declared a dividend of $0.067 per share on our common stock, payable on or about February 21, 2025, to stockholders of record at the close of business on February 10, 2025.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes thereto that appear elsewhere in this report. This report contains certain statements that may be deemed “forward-looking statements” within the meaning of the federal securities laws. All statements that address activities, events or developments that the Company intends, expects, plans, projects, believes or anticipates will or may occur in the future are forward-looking statements, including, without limitation, statements regarding outlooks, projections, forecasts, expectations, commitments, trend descriptions and the ability to capitalize on trends, value creation, Board of Directors and committee composition plans, long-term strategies and the execution or acceleration thereof, operational improvements, inventory positions, the benefits of capital investments, financial or operating performance, including driving increased margins, operational and commercial initiatives, capital allocation and growth strategy plans, and the demand for the Company’s products. Forward-looking statements are based on certain assumptions and assessments made by the Company in light of the Company’s experience and perception of historical trends, current conditions and expected future developments.

Actual results and the timing of events may differ materially from those contemplated by the forward-looking statements due to a number of factors, including, without limitation, logistical challenges and supply chain disruptions, geopolitical conditions, including the Israel-Hamas war, public health crises, or other events; inventory and in-stock positions of our distributors and end customers; an inability to realize the anticipated benefits from our operational initiatives, including our large capital investments in Decatur, Illinois, plant closures, and reorganization and related strategic realignment activities; an inability to attract or retain a skilled and diverse workforce, including executive officers, increased competition related to the workforce and labor markets; an inability to protect the Company’s information systems against further service interruption, risks resulting from possible future cybersecurity incidents, misappropriation of data or breaches of security; failure to comply with personal data protection and privacy laws; cyclical and changing demand in core markets such as municipal spending, residential construction, and natural gas distribution; government monetary or fiscal policies; the impact of adverse weather conditions; the impact of manufacturing and product performance; the impact of wage, commodity and materials price inflation; foreign exchange rate fluctuations; the impact of higher interest rates; the impact of warranty charges and claims, and related accommodations; the strength of our brands and reputation; an inability to successfully resolve significant legal proceedings or government investigations; compliance with environmental, trade and anti-corruption laws and regulations; climate change and legal or regulatory responses thereto; changing regulatory, trade and tariff conditions; the failure to integrate and/or realize any of the anticipated benefits of acquisitions or divestitures; an inability to achieve some or all of our goals and commitments in environmental and sustainability programs; and other factors that are described in the section entitled “RISK FACTORS” in Item 1A. of the Company’s most recent Annual Report on Form 10-K and later filings on Form 10-Q, as applicable.

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
Overview
Business
We have two reportable segments: Water Flow Solutions and Water Management Solutions. Water Flow Solutions’ portfolio includes iron gate valves, specialty valves and service brass products. Water Flow Solutions represented approximately 57% of our fiscal 2024 net sales. Water Management Solutions’ portfolio includes fire hydrants, repair and installation, natural gas, metering, leak detection, as well as pressure management and control products and solutions. Water Management Solutions represented approximately 43% of our fiscal 2024 net sales.

We estimate approximately 60% to 65% of our 2024 net sales were associated with the repair and replacement of municipal water infrastructure, approximately 25% to 30% were related to residential construction activity and approximately 10% were related to natural gas utilities and industrial applications.

In October 2023, the Israel-Hamas war caused a temporary shutdown of our facility in Ariel, Israel. While we reopened the facility in November 2023, the war caused supply chain challenges that continue to hinder our ability to most efficiently manufacture our products produced in Israel. These supply chain disruptions have adversely impacted, and continue to adversely impact, our ability to efficiently produce and deliver our products from our facility in Ariel, Israel. Additionally, production at this facility has been adversely impacted by limited labor availability in the region. We have made investments in recruiting and training new team members, expanding our suppliers and expediting product shipments to increase production levels and meet customer delivery times.

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

In January 2025, we announced the appointment of Ms. Melissa Rasmussen as Senior Vice President and Chief Financial Officer effective March 4, 2025. As previously announced, Mr. Steve Heinrichs will transition from his Chief Financial Officer and Chief Legal Officer roles and remain available to the Company on a consulting basis through September 30, 2025.

For fiscal year 2025, we anticipate that consolidated net sales will increase between 4.2% and 5.7% as compared with fiscal 2024, which does not include any impact as a result of the recently announced tariffs. The external operating environment remains dynamic as we face uncertainties and challenges emanating from changes in government policies, the interest rate environment, the Israel-Hamas war and unrest in the Middle East, as well as labor inflation and availability. We expect these challenges to continue during the remainder of fiscal 2025. After our short-cycle channel and customer inventory levels largely normalized during the first quarter of 2024, our orders and shipments reflected a more typical operating environment compared with the high backlog environment we experienced during and after the COVID-19 pandemic. For the remainder of fiscal 2025, we assume that we will continue to experience a more normalized operating environment leading to normalized seasonality for consolidated net sales. Therefore, we anticipate quarterly consolidated net sales as a percentage of fiscal year 2025 consolidated net sales to be the highest in the third quarter and lowest in the first quarter, with a sequential increase in consolidated net sales in the second quarter as the construction season ramps up for the spring season. In January 2025, Blue Chip Economic Indicators forecasted a 0.7% increase in housing starts for the calendar year 2025 as compared to the calendar year 2024. We anticipate resilient demand in the municipal repair and replacement end market driven by the aging water infrastructure albeit moderated by budgetary and operational pressures on municipalities.

Additionally, we anticipate that new residential construction activity and new lot and land development will be relatively constrained by the interest rate environment, depending on the geographic region. For the remainder of fiscal 2025, we anticipate that inflation will continue to modestly impact manufacturing costs, primarily due to wage inflation, as well as raw materials and purchased parts. We will continue to monitor the market and economic conditions impacting our business and take appropriate actions to address inflationary and other cost pressures, including new tariffs, by implementing price increases, cost containment measures and supplier management measures, among other mitigating actions.

Results of Operations

Three Months Ended December 31, 2024 Compared to Three Months Ended December 31, 2023

	Three months ended December 31, 2024
	Water Flow Solutions	Water Management Solutions	Corporate	Total

	(in millions)
Net sales	$174.6	$129.7	$—	$304.3
Gross profit	$55.1	$47.9	$—	$103.0
Operating expenses:
Selling, general and administrative	19.8	20.3	13.8	53.9
Strategic reorganization and other charges	—	0.3	1.4	1.7
Total operating expenses	19.8	20.6	15.2	55.6
Operating income (loss)	$35.3	$27.3	$(15.2)	47.4
Non-operating expenses:
Interest expense, net				1.6
Income before income taxes				45.8
Income tax expense				10.5
Net income				$35.3

	Three months ended December 31, 2023
	Water Flow Solutions	Water Management Solutions	Corporate	Total

	(in millions)
Net sales	$141.3	$115.1	$—	$256.4
Gross profit	$46.6	$39.7	$—	$86.3
Operating expenses:
Selling, general and administrative	19.2	24.6	13.1	56.9
Strategic reorganization and other charges	0.2	—	6.4	6.6
Total operating expenses	19.4	24.6	19.5	63.5
Operating income (loss)	$27.2	$15.1	$(19.5)	22.8
Non-operating expenses:
Pension expense other than service				1.0
Interest expense, net				3.3
Other expense				1.6
Income before income taxes				16.9
Income tax expense				2.6
Net income				$14.3

Consolidated Analysis
Net sales for the three months ended December 31, 2024 were $304.3 million as compared with $256.4 million in the prior year period, an increase of $47.9 million or 18.7%, primarily as a result of increased volumes at Water Flow Solutions and Water Management Solutions, as well as higher pricing across most product lines.

Gross profit for the three months ended December 31, 2024 was $103.0 million as compared with $86.3 million in the prior year period, an increase of $16.7 million or 19.4%, primarily as a result of higher volumes and favorable price/cost. Offsetting the increase was a $3.3 million write-down of inventory and other assets associated with our legacy brass foundry in Decatur, Illinois, which ceased production in January 2025. The Israel-Hamas war negatively impacted Gross profit by less than 5%. As a result, Gross margin was 33.8% in the three months ended December 31, 2024 as compared with 33.7% in the prior year period.

Selling, general and administrative expenses (“SG&A”) for the three months ended December 31, 2024 were $53.9 million as compared with $56.9 million in the prior year period, a decrease of $3.0 million or 5.3%, primarily due to lower amortization and favorable foreign exchange impacts, partially offset by approximately 3% inflation, higher third-party fees and personnel-related expense. SG&A as a percentage of net sales was 17.7% and 22.2% for the three months ended December 31, 2024 and December 31, 2023, respectively.

Strategic reorganization and other charges for the three months ended December 31, 2024 were $1.7 million and consisted of expenses associated with our leadership transition and severance. Strategic reorganization and other charges for the three months ended December 31, 2023 were $6.6 million and consisted of expenses associated with our leadership transition, cybersecurity incidents and certain transaction-related expenses.

Net interest expense for the three months ended December 31, 2024 was $1.6 million as compared with $3.3 million in the prior year period, a decrease of $1.7 million or 51.5%, primarily due to higher interest income. The components of net interest expense are as shown below:

	Three months ended
	December 31,
	2024	2023

	(in millions)
4.0% Senior Notes	$4.5	$4.5
Deferred financing costs amortization	0.3	0.3
ABL Agreement	0.2	0.2
Capitalized interest	(0.1)	(0.1)
Other interest expense	0.1	0.2
Total interest expense	5.0	5.1
Interest income	(3.4)	(1.8)
Interest expense, net	$1.6	$3.3

The reconciliation between the U.S. federal statutory income tax rate and the effective income tax rate is presented below:

	Three months ended
	December 31,
	2024	2023
U.S. federal statutory income tax rate	21.0%	21.0%
Adjustments to reconcile to the effective tax rate:
State income taxes, net of federal benefit	3.9	3.0
Excess tax (benefit) deficit related to stock-based compensation	(3.5)	0.8
Tax credits	(1.3)	(2.7)
Global Intangible Low-Taxed Income	0.6	1.3
Foreign income tax rate differential	(0.7)	(1.8)
Nondeductible compensation	1.1	1.4
Uncertain tax positions	0.7	(8.8)
Valuation allowances	—	0.4
Other	1.1	0.8
Effective income tax rate	22.9%	15.4%

Segment Analysis

Water Flow Solutions

Net sales for the three months ended December 31, 2024 were $174.6 million as compared with $141.3 million in the prior year period, an increase of $33.3 million or 23.6%, primarily as a result of higher volumes predominately in iron gate valves and specialty valves as well as higher pricing across most product lines.

Gross profit for the three months ended December 31, 2024 was $55.1 million as compared with $46.6 million in the prior year period, an increase of $8.5 million or 18.2%. This increase was primarily a result of higher volumes and favorable price/cost, partially offset by the $3.3 million write-down of inventory and other assets associated with our legacy brass foundry in Decatur, Illinois, which ceased production in January 2025. Gross margin was 31.6% in the three months ended December 31, 2024 and 33.0% in the prior year period.

SG&A for the three months ended December 31, 2024 was $19.8 million as compared with $19.2 million in the prior year period, an increase of $0.6 million or 3.1%, primarily as a result of higher personnel-related expense, including commissions, third-party fees, and inflation of approximately 3%, partially offset by lower amortization. SG&A as a percentage of net sales was 11.3% and 13.6% in the three months ended December 31, 2024 and 2023, respectively.

Water Management Solutions

Net sales for the three months ended December 31, 2024 were $129.7 million as compared with $115.1 million in the prior year period, an increase of $14.6 million or 12.7%, primarily as a result of higher volumes of hydrants as well as higher pricing across most product lines.

Gross profit for the three months ended December 31, 2024 was $47.9 million as compared with $39.7 million in the prior year period, an increase of $8.2 million or 20.7%. The increase was primarily driven by higher volumes in hydrants, and favorable price/cost partially offset by impacts of the Israel-Hamas war. Gross margin was 36.9% in the three months ended December 31, 2024 as compared with 34.5% in the prior year period.

SG&A for the three months ended December 31, 2024 was $20.3 million as compared with $24.6 million in the prior year period, a decrease of $4.3 million or 17.5%, primarily due to lower amortization, favorable foreign exchange impacts, and lower personnel-related expense, partially offset by higher commissions. The decrease was partially offset by higher third-party fees and approximately 3% inflation. SG&A as a percentage of net sales was 15.7% and 21.4% in the three months ended December 31, 2024 and 2023, respectively.

Corporate

SG&A for the three months ended December 31, 2024 was $13.8 million as compared with $13.1 million in the prior year period, an increase of $0.7 million or 5.3%, primarily as a result of approximately 3% inflation and higher third-party fees partially offset by lower personnel-related expense.

Liquidity and Capital Resources
We had cash and cash equivalents on hand of $338.2 million at December 31, 2024 and $163.0 million of additional borrowing capacity under our ABL based on December 31, 2024 data. At December 31, 2024, cash and cash equivalents included $73.3 million, $12.0 million and $11.6 million in Israel, Canada and China, respectively.
We declared a quarterly dividend of $0.067 per share on January 23, 2025, payable on or about February 21, 2025 to stockholders of record as of February 10, 2025, which will result in an estimated $10.5 million cash outlay.
We did not repurchase any of our outstanding common stock during the three months ended December 31, 2024 under our publicly announced share repurchase program, and as of December 31, 2024, we had $80.0 million remaining under our share repurchase authorization.
The ABL and 4.0% Senior Notes contain customary representations and warranties, covenants and provisions governing an event of default.  These covenants restrict our ability to engage in certain activities, including but not limited to, the payment of dividends and the redemption of our common stock.
Net cash provided by operating activities was $54.1 million during the three months ended December 31, 2024 as compared with net cash provided by operating activities of $67.9 million in the prior year period. The decrease in net operating cash flow was primarily driven by changes in working capital, including Other current liabilities such as incentive compensation, partially offset by higher Net income compared with the prior year period.
Capital expenditures were $11.9 million in the three months ended December 31, 2024 as compared with $5.7 million in the prior year period. Capital expenditures increased primarily as a result of timing and higher expenditures associated with our foundries as compared with the prior year period. For the fiscal year 2025, we have provided guidance that our capital expenditures are expected to be between $45.0 million and $50.0 million.
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

Borrowings under the ABL bear interest at a floating rate equal to SOFR plus an adjustment of 10 basis points and an applicable margin range of 150 to 175 basis points, or a base rate (as defined in the ABL) plus an applicable margin range of 50 to 75 basis points. At December 31, 2024, the applicable margin was 150 basis points for SOFR-based loans and 50 basis points for base rate loans.

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

Prepayments can be made at any time without penalty. The ABL allows for payments such as cash dividends on our common stock up to certain thresholds.

Substantially all of our United States subsidiaries are borrowers under the ABL and are jointly and severally liable for outstanding borrowings. Our obligations under the ABL are secured by a first-priority perfected lien on all of our United States inventory, accounts receivable, certain cash balances and other supporting assets.

The ABL includes a commitment fee for any unused borrowing capacity of 37.5 basis points per annum when the unused capacity is above 50% of the credit commitments, with a step down to 25.0 basis points per annum when unused capacity is less than or equal to 50% of the credit commitments. At December 31, 2024, the commitment fee was 37.5 basis points.

Borrowings are not subject to any financial maintenance covenants unless excess availability is less than the greater of $17.5 million and 10% of the Loan Cap (as defined in the ABL). Excess availability based on December 31, 2024 data was $163.0 million, as reduced by $11.8 million of outstanding letters of credit and $0.2 million of accrued fees and expenses.

4.0% Senior Unsecured Notes

On May 28, 2021, we privately issued $450.0 million of 4.0% Unsecured Senior Notes (“4.0% Senior Notes”), which mature on June 15, 2029, and bear interest at 4.0%, paid semi-annually in June and December. We capitalized $5.5 million of financing costs, which are being amortized over the term of the 4.0% Senior Notes using the effective interest method. Proceeds from the 4.0% Senior Notes, along with cash on hand, were used to redeem our previously existing notes. Substantially all of our United States subsidiaries guarantee the 4.0% Senior Notes, which are subordinate to borrowings under our ABL. Based on quoted market prices, which is a Level 1 measurement, the outstanding 4.0% Senior Notes had a fair value of $416.8 million at December 31, 2024.

An indenture governing the 4.0% Senior Notes (“Indenture”) contains customary covenants and events of default, including covenants that limit our ability to incur certain debt and liens. There are no financial maintenance covenants associated with the Indenture. We believe we were in compliance with these covenants at December 31, 2024.

We may redeem some or all of the 4.0% Senior Notes at any time after June 15, 2024, at specified redemption prices. Upon a Change of Control (as defined in the Indenture), we could be required to offer to purchase the 4.0% Senior Notes at a price equal to 101% of the outstanding principal amount if there is a Ratings Decline (as defined in the Indenture).

Our corporate credit rating and the credit rating for our debt and outlook are presented below:

	Moody’s		Standard & Poor’s
	December 31,	September 30,	December 31,	September 30,
	2024	2024	2024	2024
Corporate credit rating	Ba1	Ba1	BB	BB
ABL Agreement	Not rated	Not rated	Not rated	Not rated
4.0% Senior Notes	Ba1	Ba1	BB	BB
Outlook	Stable	Stable	Positive	Stable

These ratings are not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agencies.

Material Cash Requirements

We enter into a variety of contractual obligations as part of our normal operations in addition to capital expenditures. As of December 31, 2024, we had (i) debt obligations related to our $450.0 million 4.0% Senior Notes which mature in 2029 and include annual cash interest payments of $18.0 million in 2025 through 2029, (ii) cumulative cash obligations of $34.3 million for operating leases through 2034 and $2.8 million for finance leases through 2030, and (iii) purchase obligations for raw materials and other purchased parts of approximately $103.6 million which we expect to incur during the next 12 months and $3.0 million beyond June 30, 2025. Additionally, we expect to invest to strengthen our systems, cybersecurity training, policies, programs, response plans and other similar measures. We expect to fund these cash requirements from cash on hand and cash generated from operations.

Off-Balance Sheet Arrangements
We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose” entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, at December 31, 2024, we did not have any undisclosed borrowings, debt, derivative contracts or synthetic leases. Therefore, we were not exposed to any financing, liquidity, market or credit risk that could have arisen had we engaged in such relationships.

We use letters of credit and surety bonds in the ordinary course of business to ensure the performance of contractual obligations. At December 31, 2024, we had $11.8 million of letters of credit and $11.5 million of surety bonds outstanding.

Seasonality

Our business is seasonal as a result of the impact of cold weather conditions. Net sales and operating income historically have been lowest in the three-month periods ending December 31 and March 31 when the northern United States and most of Canada generally face weather conditions that restrict significant construction and other field crew activity. Therefore, the results of operations for the three months ended December 31, 2024 are not necessarily indicative of operating results that may be achieved for any other interim period or the full year.

Critical Accounting Estimates

The preparation of financial statements in accordance with GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. These estimates are based upon experience and on various other assumptions we believe to be reasonable under the circumstances. Actual results may differ from these estimates. We consider an accounting estimate to be critical if changes in the estimate that are reasonably likely to occur over time or the use of reasonably different estimates could have a material impact on our financial condition or results of operations. Our critical accounting estimates can be found in the “Critical Accounting Estimates” section in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s 2024 Annual Report on Form 10-K. There have been no changes in the Company’s determination of critical accounting estimates since September 30, 2024.

Item 4.    CONTROLS AND PROCEDURES

There have been no changes in our internal control over financial reporting which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended December 31, 2024.

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

Item 1A.     RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in PART I, “Item 1A. RISK FACTORS” in our 2024 Annual Report on Form 10-K, each of which could materially affect our business, financial condition or operating results. These described risks are not the only risks facing us. Additional risks and uncertainties not known to us or that we deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents the number and average price of shares purchased in each fiscal month of the first quarter of fiscal 2025:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)(2)	Maximum dollar value of shares that may yet be purchased under the plans or programs (in millions)
October 1-31, 2024	133	$21.37	—	$80.0
November 1-30, 2024	41,884	25.13	—	80.0
December 1-31, 2024	114,043	25.58	—	$80.0
Total	156,060	$25.45	—

(1)In 2015, we announced the authorization of a stock repurchase program for up to $50.0 million of our common stock. The program does not commit us to a particular timing or quantity of purchases, and we may suspend or discontinue the program at any time. In 2017, we announced an increase to the authorized amount of this program to $250.0 million.
(2)During the three months ended December 31, 2024, we repurchased no shares of our common stock pursuant to our share repurchase authorization, and we had $80.0 million remaining under this authorization as of December 31, 2024. During the three months ended December 31, 2024, 156,060 shares were surrendered to us to pay the tax withholding obligations of participants in connection with the vesting of equity awards.

Item 5.     OTHER INFORMATION

(c) Our Section 16 officers and directors, as defined in Rule 16a-1(f) of the Securities and Exchange Act of 1934 (the “Exchange Act”), may from time to time enter into plans for the purchase or sale of our common stock that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act. During the quarter ended December 31, 2024, the following officer adopted a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act):

Mr. Steve Heinrichs, the Company’s Chief Financial Officer and Chief Legal and Compliance Officer, adopted a written trading plan on December 4, 2024. The trading plan begins on March 5, 2025, and ends May 16, 2025. The trading plan is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) and permits Mr. Heinrichs to sell up to 227,099 shares of common stock of the Company, subject to certain conditions.

This trading plan was adopted during an open trading window.

No other Section 16 officer or director, as defined in Rule 16a-1(f), adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, during the three months ended December 31, 2024.
Item 6.     EXHIBITS

Exhibit No.	Document
10.1+
Letter Agreement, dated December 9, 2024, by and between Mueller Water Products, Inc. and Marietta Edmunds Zakas, Incorporated by reference to Exhibit 10.1 to Mueller Water Products, Inc. Form 8-K (File no. 001-32892) filed on December 11, 2024.

10.2+
Offer Letter, dated January 9, 2025, by and between Mueller Water Products, Inc. and Melissa Rasmussen. Incorporated by reference to Exhibit 10.1 to Mueller Water Products, Inc. Form 8-K (File no. 001-32892) filed on January 16, 2025.

10.3+*	Mueller Water Products, Inc. Executive Severance Plan.
10.4+*	Mueller Water Products, Inc. Form of Performance Restricted Stock Unit Award Agreement - Market Units (awards granted after fiscal 2024).
10.5+*	Mueller Water Products, Inc. Form of Performance Restricted Stock Unit Awards Agreement - ROIC Units (awards granted after fiscal 2024).
10.6+*	Mueller Water Products, Inc. Form of Restricted Stock Unit Award Agreement (awards granted after fiscal 2024).
10.7+*	Mueller Water Products, Inc. Form of Stock Option Grant Awards Agreement (awards granted after fiscal 2024).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended December 31, 2024, formatted in XBRL (Extensible Business Reporting Language), (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Stockholders' Equity, (v) the Unaudited Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements.

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

MUELLER WATER PRODUCTS, INC.
Date:	February 5, 2025	By:	/s/ Suzanne G. Smith
Suzanne G. Smith
Chief Accounting Officer