Form 10-Q
period 2025-03-31
Mueller Water Products, Inc.
filed 2025-05-06
CIK 1350593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Large accelerated filer     ☒      Accelerated filer     ☐
Non-accelerated filer    ☐    Smaller reporting company ☐     Emerging growth company    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
There were 156,677,534 shares of common stock of the registrant outstanding at May 2, 2025.

PART I
Item 1.     FINANCIAL STATEMENTS
MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	September 30,
	2025	2024

	(in millions, except share amounts)
Assets:
Cash and cash equivalents	$329.2	$309.9
Receivables, net of allowance for credit losses of $8.1 million and $8.3 million	215.3	208.9
Inventories, net	305.5	301.7
Other current assets	40.7	37.9
Total current assets	890.7	858.4
Property, plant and equipment, net	324.8	318.8
Intangible assets, net	306.6	309.7
Goodwill, net	80.9	80.7
Other noncurrent assets	67.6	68.3
Total assets	$1,670.6	$1,635.9

Liabilities and stockholders’ equity:
Current portion of long-term debt	$1.0	$0.8
Accounts payable	118.1	109.9
Other current liabilities	116.2	147.3
Total current liabilities	235.3	258.0
Long-term debt	449.5	448.7
Deferred income taxes	53.4	55.4
Other noncurrent liabilities	58.8	63.7
Total liabilities	797.0	825.8

Commitments and contingencies (Note 10.)

Preferred stock: par value $0.01 per share; 60,000,000 shares authorized; none outstanding at March 31, 2025, and September 30, 2024	—	—
Common stock: par value $0.01 per share; 600,000,000 shares authorized; 156,655,939 and 156,227,170 shares outstanding at March 31, 2025, and September 30, 2024, respectively	1.6	1.6
Additional paid-in capital	1,183.8	1,205.2
Accumulated deficit	(279.3)	(365.9)
Accumulated other comprehensive loss	(32.5)	(30.8)
Total stockholders' equity	873.6	810.1
Total liabilities and stockholders' equity	$1,670.6	$1,635.9

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended		Six months ended
	March 31,		March 31,
	2025	2024	2025	2024

	(in millions, except per share amounts)
Net sales	$364.3	$353.4	$668.6	$609.8
Cost of sales	236.3	223.0	437.6	393.1
Gross profit	128.0	130.4	231.0	216.7
Operating expenses:
Selling, general and administrative	55.7	63.7	109.6	120.6
Strategic reorganization and other charges	2.4	3.2	4.1	9.8
Total operating expenses	58.1	66.9	113.7	130.4
Operating income	69.9	63.5	117.3	86.3
Other expenses:
Pension (benefit) expense other than service	(0.1)	1.0	(0.1)	2.0
Interest expense, net	2.3	3.6	3.9	6.9
Other expense	—	—	—	1.6
Total other expenses, net	2.2	4.6	3.8	10.5
Income before income taxes	67.7	58.9	113.5	75.8
Income tax expense	16.4	14.6	26.9	17.2
Net income	$51.3	$44.3	$86.6	$58.6

Net income per share:
Basic	$0.33	$0.28	$0.55	$0.38
Diluted	$0.33	$0.28	$0.55	$0.37

Weighted average shares outstanding:
Basic	156.6	156.0	156.5	156.0
Diluted	157.5	156.7	157.5	156.6

Dividends declared per share	$0.067	$0.064	$0.134	$0.128

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three months ended		Six months ended
	March 31,		March 31,
	2025	2024	2025	2024

	(in millions)
Net income	$51.3	$44.3	$86.6	$58.6
Other comprehensive income (loss), net of income tax:
Pension actuarial amortization	0.4	0.6	0.8	1.2
Foreign currency translation	(1.2)	(4.4)	(2.5)	8.9
Total other comprehensive income (loss), net of income tax	(0.8)	(3.8)	(1.7)	10.1
Comprehensive income	$50.5	$40.5	$84.9	$68.7

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
	(in millions)
Balance at September 30, 2024	$1.6	$1,205.2	$(365.9)	$(30.8)	$810.1
Net income	—	—	35.3	—	35.3
Dividends declared	—	(10.5)	—	—	(10.5)
Stock-based compensation	—	2.5	—	—	2.5
Shares retained for employee taxes	—	(4.0)	—	—	(4.0)
Common stock issued	—	1.6	—	—	1.6
Other comprehensive loss, net of tax	—	—	—	(0.9)	(0.9)
Balance at December 31, 2024	$1.6	$1,194.8	$(330.6)	$(31.7)	$834.1
Net income	—	—	51.3	—	51.3
Dividends declared	—	(10.5)	—	—	(10.5)
Stock-based compensation	—	2.5	—	—	2.5
Shares retained for employee taxes	—	(0.3)	—	—	(0.3)
Common stock issued	—	2.3	—	—	2.3
Stock repurchased under buyback program	—	(5.0)	—	—	(5.0)
Other comprehensive loss, net of tax	—	—	—	(0.8)	(0.8)
Balance at March 31, 2025	$1.6	$1,183.8	$(279.3)	$(32.5)	$873.6

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

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended
	March 31,
	2025	2024

	(in millions)
Operating activities:
Net income	$86.6	$58.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	18.8	19.2
Amortization	3.6	13.7
Non-cash asset impairment	1.0	—
(Gain) loss on sale of assets	(0.1)	0.4
Stock-based compensation	5.0	4.5
Pension cost	0.2	2.3
Deferred income taxes	(2.3)	(9.9)
Inventory reserve provision	4.9	5.4
Other, net	0.6	0.3
Changes in assets and liabilities:
Receivables, net	(7.0)	(12.4)
Inventories	(9.5)	(14.6)
Other assets	(1.6)	(3.9)
Accounts payable	6.0	(6.3)
Other current liabilities	(33.1)	(0.6)
Other noncurrent liabilities	(4.7)	5.5
Net cash provided by operating activities	68.4	62.2
Investing activities:
Capital expenditures	(21.1)	(15.8)
Proceeds from sale of assets	0.1	0.1
Net cash used in investing activities	(21.0)	(15.7)
Financing activities:
Dividends paid	(21.0)	(20.0)
Common stock repurchased under buyback program	(5.0)	(10.0)
Employee taxes related to stock-based compensation	(4.3)	(1.6)
Common stock issued	3.9	1.5
Debt issuance costs	—	(0.8)
Principal payments for finance lease obligations	(0.5)	(0.5)
Net cash used in financing activities	(26.9)	(31.4)
Effect of currency exchange rate changes on cash	(1.2)	3.8
Net change in cash and cash equivalents	19.3	18.9
Cash and cash equivalents at beginning of period	309.9	160.3
Cash and cash equivalents at end of period	$329.2	$179.2
The accompanying notes are an integral part of the condensed consolidated financial statements.

	Six months ended
	March 31,
	2025	2024

	(in millions)
Supplemental cash flow information:
Cash paid for interest, net	$3.2	$6.2
Cash paid for income taxes, net	$30.5	$25.4

Non-cash investing and financing activities:
Property, plant and equipment accrued and unpaid	$4.8	$—
Property, plant and equipment acquired through finance leases	$1.1	$1.5
The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2025
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
Our business is seasonal as a result of the impact of cold weather conditions. Net sales and operating income historically have been lowest in the three-month periods ending December 31 and March 31 when the northern United States (“U.S.”) and most of Canada generally face weather conditions that restrict significant construction and other field crew activity. Therefore, the results of operations for the six months ended March 31, 2025 are not necessarily indicative of operating results that may be achieved for any other interim period or the full year.

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
Strategic Reorganization and Other Charges

The Company expects to incur certain costs related to the decommissioning and demolition of its legacy foundry in Decatur, Illinois, the amount of which is not estimable at this time. During the six months ended March 31, 2025, we recorded approximately $4.1 million in Strategic reorganization and other charges consisting of expenses associated with our leadership transition, non-cash asset impairment and certain transaction-related expenses. During the six months ended March 31, 2024, we recorded approximately $9.8 million in Strategic reorganization and other charges consisting of expenses associated with our leadership transition, severance, certain transaction-related expenses, as well as cybersecurity incidents expense. Activity in accrued Strategic reorganization and other charges, reported as part of Other current liabilities, is presented below:

	Six months ended
	March 31,
	2025	2024

	(in millions)
Beginning balance	$3.4	$6.6
Expenses incurred	4.1	9.8
Amounts paid and other adjustments, net	(5.4)	(9.2)
Ending balance	$2.1	$7.2
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

Advance payments and billings in excess of revenue are recognized and recorded as deferred revenue and are classified as Other current liabilities or Other noncurrent liabilities in the accompanying condensed consolidated balance sheets based on the timing of when we expect to recognize revenue. Refer to Note 7. for current and noncurrent amounts. Deferred revenue represents contract liabilities and is recorded when customers remit cash payments in advance of our satisfaction of performance obligations pursuant to contractual arrangements. Contract liabilities are reversed when the performance obligation is satisfied and revenue is recognized. Deferred revenue primarily consists of amounts related to monitoring, leak detection, software and hosting services. During the three months ended March 31, 2025 and 2024, we recognized approximately $2.3 million and $1.9 million, respectively, of revenue that was previously deferred. For the six months ended March 31, 2025 and 2024, we recognized approximately $4.6 million and $4.2 million of revenue that was previously deferred. Additionally, during the three months ended March 31, 2025 and 2024, we recorded approximately $2.1 million and $2.4 million, respectively, of additional deferred revenue. For the six months ended March 31, 2025 and 2024, we recorded approximately $4.2 million and $3.9 million, respectively, of additional deferred revenue. We estimate that noncurrent deferred revenue will be recognized as follows: $1.0 million in 2026, $1.3 million in 2027, $1.2 million in 2028, $0.7 million in 2029, $0.5 million in 2030 and $0.8 million thereafter.

The table below represents the balances of our customer receivables and deferred revenue:

	March 31,	September 30,
	2025	2024

	(in millions)
Billed receivables	$216.4	$212.7
Unbilled receivables	7.0	4.5
Gross customer receivables	223.4	217.2
Allowance for credit losses	(8.1)	(8.3)
Receivables, net	$215.3	$208.9

Deferred revenue	$12.4	$12.8

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

Note 3. Income Taxes

The reconciliation between the U.S. federal statutory income tax rate and the effective income tax rate is presented below:

	Three months ended		Six months ended
	March 31,		March 31,
	2025	2024	2025	2024
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%	21.0%
Adjustments to reconcile to the effective tax rate:
State income taxes, net of federal benefit	3.9	3.4	3.9	3.4
Excess tax (benefit) deficit related to stock-based compensation	(1.0)	—	(2.0)	0.1
Tax credits	(1.6)	(2.1)	(1.6)	(2.1)
Global Intangible Low-Taxed Income	0.3	0.2	0.3	0.2
Foreign income tax rate differential	(0.4)	(0.8)	(0.4)	(0.8)
Nondeductible compensation	1.4	1.0	1.4	1.0
Uncertain tax positions	0.3	0.5	0.5	(1.6)
Valuation allowances	—	—	0.1	—
Other	0.3	1.6	0.5	1.5
Effective income tax rate	24.2%	24.8%	23.7%	22.7%

At March 31, 2025 and September 30, 2024, the gross liabilities for unrecognized income tax benefits were $3.6 million and $3.0 million, respectively, and are included in Other noncurrent liabilities.

During the six months ended March 31, 2024, we recorded $1.6 million in income tax benefits due to the release of an uncertain tax position that expired on December 31, 2023.
Note 4. Borrowing Arrangements

The components of our long-term debt are as follows:

	March 31,	September 30,
	2025	2024

	(in millions)
4.0% Senior Notes	$450.0	$450.0
Finance leases	3.3	2.7
Total debt	453.3	452.7
Less: deferred financing costs	2.8	3.2
Less: current portion of long-term debt	1.0	0.8
Long-term debt	$449.5	$448.7

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

Borrowings under the ABL bear interest at a floating rate equal to Secured Overnight Financing Rate (“SOFR”) plus an adjustment of 10 basis points and an applicable margin range of 150 to 175 basis points, or a base rate (as defined in the ABL) plus an applicable margin range of 50 to 75 basis points. At March 31, 2025, the applicable margin was 150 basis points for SOFR-based loans and 50 basis points for base rate loans.

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

The ABL allows cash dividend payments on the Company’s common stock of approximately $56.4 million in fiscal 2025, with such amount increasing 10% annually as set out in the ABL. Additionally, cash dividend payments in excess of such limits, repurchases of common stock and certain other Restricted Payments (as defined in the ABL) are permitted if (i) Pro Forma Availability (as defined in the ABL) is (i) greater than or equal to the greater of 17.5% of the Loan Cap (as defined in the ABL) and $30.6 million for each day during the 30-day period prior to such Restricted Payment, or (ii) Pro Forma Availability is greater than 12.5% but less than 17.5% of the Loan Cap and $21.9 million for each day during the 30-day period prior to such Restricted Payment and the fixed charge coverage ratio of the most recently ended Measurement Period (as defined in the ABL) is at least 1 to 1.

Substantially all of our U.S. subsidiaries are borrowers under the ABL and are jointly and severally liable for outstanding borrowings. Our obligations under the ABL are secured by a first-priority perfected lien on all of our U.S. inventory, accounts receivable, certain cash balances and other supporting assets.

The ABL includes a commitment fee for any unused borrowing capacity of 37.5 basis points per annum when the unused capacity is above 50% of the credit commitments, with a step down to 25.0 basis points per annum when unused capacity is less than or equal to 50% of the credit commitments. At March 31, 2025, the commitment fee was 37.5 basis points.

Borrowings are not subject to any financial maintenance covenants unless excess availability is less than the greater of $17.5 million and 10% of the Loan Cap. Excess availability based on March 31, 2025 data was $163.0 million, as reduced by $11.8 million of outstanding letters of credit and $0.2 million of accrued fees and expenses.

4.0% Senior Unsecured Notes. On May 28, 2021, we privately issued $450.0 million of 4.0% Unsecured Senior Notes (“4.0% Senior Notes”), which mature on June 15, 2029, and bear interest at 4.0%, paid semi-annually in June and December. We capitalized $5.5 million of financing costs, which are being amortized over the term of the 4.0% Senior Notes using the effective interest method. Proceeds from the 4.0% Senior Notes, along with cash on hand, were used to redeem our previously existing notes. Substantially all of our U.S. subsidiaries guarantee the 4.0% Senior Notes, which are subordinate to borrowings under our ABL. Based on quoted market prices, which is a Level 1 measurement, the outstanding 4.0% Senior Notes had a fair value of $419.4 million at March 31, 2025.

An indenture governing the 4.0% Senior Notes (“Indenture”) contains customary covenants and events of default, including covenants that limit our ability to incur certain debt and liens. There are no financial maintenance covenants associated with the Indenture. We believe we were in compliance with these covenants at March 31, 2025.

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

The components of net periodic cost for our Pension Plan are presented below:

	Three months ended		Six months ended
	March 31,		March 31,
	2025	2024	2025	2024

	(in millions)
Service cost	$0.1	$0.1	$0.3	$0.3
Pension (benefit) expense other than service:
Interest cost	3.0	3.5	6.0	7.0
Expected return on plan assets	(3.6)	(3.3)	(7.2)	(6.6)
Amortization of actuarial net loss	0.5	0.8	1.1	1.6
Pension (benefit) expense other than service	(0.1)	1.0	(0.1)	2.0
Net periodic cost	$—	$1.1	$0.2	$2.3

The amortization of actuarial losses, net of income tax, is recorded as a component of Other comprehensive income. For the three months ended March 31, 2025 and 2024, the amortization of actuarial net loss is shown net of income tax of $0.1 million and $0.2 million, respectively, in the condensed consolidated statements of comprehensive income. For the six months ended March 31, 2025 and 2024, the amortization of actuarial loss is shown net of income tax of $0.3 million and $0.4 million, respectively, in the condensed consolidated statements of comprehensive income.

Note 6. Stock-based Compensation Plans

We grant various forms of stock-based compensation, including market-based restricted stock units (“MRSUs”), restricted stock units, stock options and performance-based restricted stock units (“PRSUs”) under our Amended and Restated 2006 Mueller Water Products, Inc. Stock Incentive Plan (the “2006 Stock Plan”), Phantom Plan instruments under our Mueller Water Products, Inc. 2012 Phantom Plan, and Employee stock purchase plan instruments under our 2006 Employee Stock Purchase Plan. Grants issued during the six months ended March 31, 2025 are as follows:

	Number granted	Weighted average grant date fair value per instrument	Total grant date fair value (in millions)
Quarter ended December 31, 2024
MRSUs	64,044	$38.25	$2.4
PRSUs	64,044	25.58	1.6
Restricted stock units	87,344	25.58	2.2
Phantom Plan instruments	134,382	25.58	3.4
Non-qualified stock options	207,417	7.90	1.6
Employee stock purchase plan instruments	24,621	$3.86	0.1
Total - Quarter ended December 31, 2024			$11.3

Quarter ended March 31, 2025
MRSUs	7,692	$41.24	$0.3
PRSUs	7,692	25.19	0.2
Restricted stock units	84,355	26.60	2.2
Non-qualified stock options	21,198	9.14	0.2
Employee stock purchase plan instruments	24,802	$4.53	0.1
Total - Quarter ended March 31, 2025			3.0
Total - Year-to-date ended March 31, 2025			$14.3

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

	December 3, 2024	March 3, 2025
Variables used in determining grant date fair value:
Dividend yield	1.10%	1.10%
Risk-free rate	4.10%	3.90%
Expected term (in years)	2.80	2.60

The expected dividend yield is based on our estimated annual dividend and our stock price history at the grant date. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield in effect at the grant date with a term equal to the expected term. The expected term represents the average period of time the units are expected to be outstanding.

At March 31, 2025, the outstanding Phantom Plan instruments had a fair value of $25.42 per instrument and our accrued liability for Phantom Plan instruments was $4.1 million and is included within Other current liabilities for amounts related to instruments scheduled to vest in twelve months or less and Other noncurrent liabilities for amounts related to instruments scheduled to vest beyond twelve months.

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

	December 3, 2024	March 3, 2025
Variables used in determining grant date fair value:
Dividend yield	1.64%	1.41%
Risk-free rate	4.14%	4.02%
Expected term (in years)	6.00	6.00

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

We issued 260,727 shares of common stock to settle PRSUs vested during the six months ended March 31, 2025; no shares of common stock were issued to settle PRSUs during the three months ended March 31, 2025. Additionally, we issued 114,895 and 227,492 shares of common stock to settle restricted stock units vested during the three and six months ended March 31, 2025. Finally, we issued 151,700 and 246,577 shares of common stock to settle stock options exercised during the three and six months ended March 31, 2025. Common shares totaling 13,428 and 169,488 were surrendered to us to pay the applicable tax withholding obligations of equity award participants for the three and six months ended March 31, 2025.

Operating income included stock-based compensation expense of $3.7 million and $3.0 million during the three months ended March 31, 2025 and 2024, respectively. Operating income included stock-based compensation of $7.6 million and $6.4 million during the six months ended March 31, 2025 and 2024, respectively. At March 31, 2025, there was approximately $16.8 million of unrecognized compensation expense related to stock-based compensation arrangements, which will be expensed through March 2028.

We excluded 323,349 and 603,417 stock-based compensation instruments from the calculations of diluted earnings per share in the three months ended March 31, 2025 and 2024, respectively, and 302,180 and 659,148 for the six months ended March 31, 2025 and 2024, respectively, since their inclusion would have been antidilutive.

Note 7. Supplemental Balance Sheet Information
Selected supplemental asset information is presented below:

	March 31,	September 30,
	2025	2024

	(in millions)
Inventories, net:
Purchased components and raw materials	$164.3	$163.6
Work in process, net	67.0	65.8
Finished goods, net	74.2	72.3
Inventories, net	$305.5	$301.7

Other current assets:
Prepaid expenses	$20.5	$17.2
Non-trade receivables	3.1	3.4
Maintenance and repair supplies and tooling	3.8	5.4
Goods to be returned	3.2	4.2
Income taxes	0.8	0.8
Workers' compensation reimbursement receivable	2.4	2.4
Other current assets	6.9	4.5
Total other current assets	$40.7	$37.9

Property, plant and equipment:
Land	$6.5	$6.5
Buildings	130.1	126.6
Machinery and equipment	562.7	550.4
Construction in progress	52.1	45.2
Total property, plant and equipment	751.4	728.7
Accumulated depreciation	(426.6)	(409.9)
Property, plant and equipment, net	$324.8	$318.8

Other noncurrent assets:
Operating lease right-of-use assets	$26.6	$26.9
Maintenance and repair supplies and tooling	19.2	20.3
Workers' compensation reimbursement receivable	4.1	4.1
Pension asset	14.4	13.5
Note receivable	1.8	1.8
Deferred financing fees	1.1	1.3
Other noncurrent assets	0.4	0.4
Total other noncurrent assets	$67.6	$68.3

Selected supplemental liability information is presented below:

	March 31,	September 30,
	2025	2024

	(in millions)
Other current liabilities:
Compensation and benefits	$34.0	$58.3
Customer rebates	21.7	16.9
Income taxes payable	5.1	5.6
Warranty accrual	12.3	13.3
Deferred revenue	6.9	7.1
Returned goods accrual	5.0	7.3
Taxes other than income taxes	4.2	3.5
Operating lease liabilities	5.9	5.5
Workers' compensation accrual	4.4	4.6
Restructuring liabilities	2.1	3.4
Interest payable	5.3	5.3
Other current liabilities	9.3	16.5
Total other current liabilities	$116.2	$147.3

Other noncurrent liabilities:
Operating lease liabilities	$21.9	$22.5
Warranty accrual	8.6	10.3
Transition tax liability	—	1.7
Uncertain tax position liability	3.6	3.0
NMTC liability	3.9	3.9
Workers' compensation accrual	5.8	5.8
Asset retirement obligation	4.2	4.2
Deferred revenue	5.5	5.7
Deferred development grant	2.1	2.5
Other noncurrent liabilities	3.2	4.1
Total other noncurrent liabilities	$58.8	$63.7

Goodwill
Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis on September 1 of each fiscal year or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.
The following table summarizes information concerning our goodwill, all of which is within our Water Management Solutions segment, during the six months ended March 31, 2025, in millions:

Balance at September 30, 2024:
Goodwill	$821.1
Accumulated impairment	(740.4)
Goodwill, net	80.7
Activity during the six months ended March 31, 2025:
Change in foreign currency exchange rates	0.2
Balance at March 31, 2025	$80.9

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

	Three months ended		Six months ended
	March 31,		March 31,
	2025	2024	2025	2024

	(in millions)
Net revenue, excluding intercompany:
Water Flow Solutions	$216.2	$205.8	$390.8	$347.1
Water Management Solutions	148.1	147.6	277.8	262.7
	$364.3	$353.4	$668.6	$609.8
Operating income (loss):
Water Flow Solutions	$54.1	$52.6	$89.4	$79.8
Water Management Solutions	31.3	29.0	58.6	44.1
Corporate	(15.5)	(18.1)	(30.7)	(37.6)
	$69.9	$63.5	$117.3	$86.3
Depreciation and amortization:
Water Flow Solutions	$6.3	$9.8	$12.4	$19.1
Water Management Solutions	5.0	6.7	10.0	13.7
Corporate	—	—	—	0.1
	$11.3	$16.5	$22.4	$32.9
Strategic reorganization and other charges:
Water Flow Solutions	$1.0	$—	$1.0	$0.2
Water Management Solutions	0.1	—	0.4	—
Corporate	1.3	3.2	2.7	9.6
	$2.4	$3.2	$4.1	$9.8
Capital expenditures:
Water Flow Solutions	$4.8	$6.0	$10.5	$9.9
Water Management Solutions	4.4	4.1	10.6	5.9
Corporate	—	—	—	—
	$9.2	$10.1	$21.1	$15.8
Water Flow Solutions disaggregated revenue:
Central	$58.1	$55.0	$106.6	$93.5
Northeast	40.7	37.4	74.0	65.7
Southeast	50.4	53.2	89.0	90.3
West	50.9	48.3	94.8	78.9
United States	200.1	193.9	364.4	328.4
Canada	12.6	9.3	20.6	14.1
Other international locations	3.5	2.6	5.8	4.6
	$216.2	$205.8	$390.8	$347.1
Water Management Solutions disaggregated revenue:
Central	$40.1	$41.4	$75.2	$70.6
Northeast	28.1	32.7	57.3	59.5
Southeast	33.9	37.1	60.5	65.5
West	29.3	23.8	57.8	43.8
United States	131.4	135.0	250.8	239.4
Canada	9.2	7.4	13.6	13.1
Other international locations	7.5	5.2	13.4	10.2
	$148.1	$147.6	$277.8	$262.7

Note 9. Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) is as follows:

	Pension actuarial amortization, net of income tax	Foreign currency translation, net of income tax	Total

	(in millions)
Balance at September 30, 2024	$(19.7)	$(11.1)	$(30.8)
Current period other comprehensive income (loss)	0.8	(2.5)	(1.7)
Balance at March 31, 2025	$(18.9)	$(13.6)	$(32.5)

For the six months ended March 31, 2025, pension actuarial amortization included in the condensed consolidated statements of comprehensive income as a component of pension benefit other than service was $1.1 million, net of income tax of $0.3 million. Refer to Note 5. Retirement Plans for further information. For the six months ended March 31, 2025, foreign currency translation included in the condensed consolidated statements of comprehensive income was $2.5 million net of no income tax.

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
The purchaser of U.S. Pipe has been identified as a “potentially responsible party” (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act in connection with a former manufacturing facility operated by U.S. Pipe that was in the vicinity of a proposed Superfund site located in North Birmingham, Alabama. Under the terms of the acquisition agreement relating to our sale of U.S. Pipe, we agreed to indemnify the purchaser for certain environmental liabilities, including those arising out of the former manufacturing site in North Birmingham. Accordingly, the purchaser tendered the matter to us for indemnification, which we accepted. Ultimate liability for the site will depend on many factors that have not yet been determined, including the determination of the Environmental Protection Agency’s remediation costs, the number and financial viability of the other PRPs (there are four other PRPs currently) and the determination of the final allocation of the costs among the PRPs. Since the amounts of such costs cannot be reasonably estimated at this time, no amounts have been accrued for this matter at March 31, 2025.

CBP Matter. On October 4, 2024, we delivered to the U.S. Customs and Border Protections (“CBP”) a prior disclosure letter to correct information reported at the time of entry under U.S. laws and customs regulations with respect to the origin of certain products that were supplied by a manufacturer in Canada but that we subsequently determined had not been substantially transformed in Canada, resulting in the underpayment of certain duties to CBP. We identified the entry discrepancies to our U.S. importer of such products and provided the information to CBP. We expensed $9.1 million in 2024 consisting of the duties believed to be owed for all relevant periods and expected interest on such amount. Because the matter remains under review by CBP, it is possible that the actual amount of duties and interest owed for these discrepancies may be higher than the amount remitted or CBP may assess additional fines, penalties or enact other measures.

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
Note 11. Subsequent Events
On April 30, 2025, our Board of Directors declared a dividend of $0.067 per share on our common stock, payable on or about May 21, 2025, to stockholders of record at the close of business on May 12, 2025.

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

In October 2023, the Israel-Hamas war caused a temporary shutdown of our facility in Ariel, Israel. While we reopened the facility in November 2023, the war caused supply chain disruption and labor availability challenges that hindered, and continue to hinder, our ability to most efficiently manufacture and deliver our products from our facility in Ariel, Israel. We have made investments in recruiting and training new team members and expanding our suppliers to increase production levels, as well as expediting product shipments and increasing inventory safety stock to meet customer delivery times.

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

In January 2025, we announced the appointment of Ms. Melissa Rasmussen as Senior Vice President and Chief Financial Officer effective March 3, 2025 and Mr. Steven Heinrichs transitioned from his Chief Financial Officer and Chief Legal Officer roles to Senior Advisor and remains available to the Company on a consulting basis through September 30, 2025.

For fiscal year 2025, we anticipate that consolidated net sales will increase between 5.7% and 6.5% as compared with fiscal 2024. The external operating environment remains uncertain as we face challenges emanating from changes in government policies and possible disruptions to global supply chains, the interest rate and tariff environment, geopolitics, as well as labor and material inflation and availability. We expect these challenges to continue during the remainder of fiscal 2025. We continue to anticipate resilient demand in the municipal repair and replacement end market driven by the aging water infrastructure albeit moderated by budgetary and operational pressures on municipalities. However, we anticipate that new residential construction activity and new lot and land development will be relatively constrained by the increased uncertainty and interest rate environment, depending on the geographic region. In April 2025, Blue Chip Economic Indicators forecasted relative consistency in housing starts for the calendar year 2025 as compared to calendar year 2024.

After our short-cycle channel and customer inventory levels largely normalized during the first quarter of 2024, our orders and shipments reflected a more typical demand environment compared with the high backlog environment we experienced during and after the COVID-19 pandemic. For the remainder of fiscal 2025, we assume that we will continue to experience a more normalized demand environment leading to more normalized seasonality for consolidated net sales. Therefore, we anticipate quarterly consolidated net sales as a percentage of fiscal year 2025 consolidated net sales to be the highest in the third quarter and lowest in the first quarter, with a sequential increase in consolidated net sales in the second quarter as the construction season ramps up for the spring season.

Inventory costs for the first six months of 2025 experienced approximately 1.4% inflation. For the remainder of fiscal 2025, we anticipate that inflation will rise, particularly for purchased parts due to new tariffs enacted after January 2025. At this time, excluding the impact of tariffs, we expect inflation to modestly impact manufacturing and transportation costs. We will continue to monitor the market and economic conditions impacting our business and take appropriate actions to address inflationary and other cost pressures, including new tariffs, by implementing price increases, cost containment measures and supplier management measures, among other mitigating actions.

Results of Operations

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

	Three months ended March 31, 2025
	Water Flow Solutions	Water Management Solutions	Corporate	Total

	(in millions)
Net sales	$216.2	$148.1	$—	$364.3
Gross profit	$77.0	$51.0	$—	$128.0
Operating expenses:
Selling, general and administrative	21.9	19.6	14.2	55.7
Strategic reorganization and other charges	1.0	0.1	1.3	2.4
Total operating expenses	22.9	19.7	15.5	58.1
Operating income (loss)	$54.1	$31.3	$(15.5)	69.9
Non-operating expenses:
Pension benefit other than service				(0.1)
Interest expense, net				2.3
Income before income taxes				67.7
Income tax expense				16.4
Net income				$51.3

	Three months ended March 31, 2024
	Water Flow Solutions	Water Management Solutions	Corporate	Total

	(in millions)
Net sales	$205.8	$147.6	$—	$353.4
Gross profit	$77.2	$53.2	$—	$130.4
Operating expenses:
Selling, general and administrative	24.6	24.2	14.9	63.7
Strategic reorganization and other charges	—	—	3.2	3.2
Total operating expenses	24.6	24.2	18.1	66.9
Operating income (loss)	$52.6	$29.0	$(18.1)	63.5
Non-operating expenses:
Pension expense other than service				1.0
Interest expense, net				3.6
Income before income taxes				58.9
Income tax expense				14.6
Net income				$44.3

Consolidated Analysis
Net sales for the three months ended March 31, 2025 were $364.3 million as compared with $353.4 million in the prior year period, an increase of $10.9 million or 3.1%, primarily as a result of higher pricing across most product lines, as well as increased volumes.

Gross profit for the three months ended March 31, 2025 was $128.0 million as compared with $130.4 million in the prior year period, a decrease of $2.4 million or 1.8%, primarily as a result of manufacturing inefficiencies partially offset by higher volumes and favorable price/cost. Included in the manufacturing inefficiencies was a $0.8 million write-down of other assets associated with our legacy brass foundry in Decatur, Illinois. Inflation impacted Gross margin by approximately 3%. As a result, Gross margin was 35.1% in the three months ended March 31, 2025 as compared with 36.9% in the prior year period.

Selling, general and administrative expenses (“SG&A”) for the three months ended March 31, 2025 were $55.7 million as compared with $63.7 million in the prior year period, a decrease of $8.0 million or 12.6%, primarily due to lower amortization, incentive and travel expenses as well as favorable foreign exchange impacts, partially offset by approximately 3% inflation. SG&A as a percentage of net sales was 15.3% and 18.0% for the three months ended March 31, 2025 and March 31, 2024, respectively.

Strategic reorganization and other charges for the three months ended March 31, 2025 were $2.4 million and consisted of expenses associated with our leadership transition, non-cash asset impairment and certain transaction-related expenses. Strategic reorganization and other charges for the three months ended March 31, 2024 were $3.2 million and consisted of expenses associated with our leadership transition, severance and certain transaction-related expenses.

Net interest expense for the three months ended March 31, 2025 was $2.3 million as compared with $3.6 million in the prior year period, a decrease of $1.3 million or 36.1%, primarily due to higher interest income. The components of net interest expense are as shown below:

	Three months ended
	March 31,
	2025	2024

	(in millions)
4.0% Senior Notes	$4.5	$4.5
Deferred financing costs amortization	0.2	0.2
ABL Agreement	0.2	0.3
Capitalized interest	(0.1)	—
Other interest expense	0.3	0.1
Total interest expense	5.1	5.1
Interest income	(2.8)	(1.5)
Interest expense, net	$2.3	$3.6

The reconciliation between the U.S. federal statutory income tax rate and the effective income tax rate is presented below:

	Three months ended
	March 31,
	2025	2024
U.S. federal statutory income tax rate	21.0%	21.0%
Adjustments to reconcile to the effective tax rate:
State income taxes, net of federal benefit	3.9	3.4
Excess tax (benefit) deficit related to stock-based compensation	(1.0)	—
Tax credits	(1.6)	(2.1)
Global Intangible Low-Taxed Income	0.3	0.2
Foreign income tax rate differential	(0.4)	(0..8)
Nondeductible compensation	1.4	1.0
Uncertain tax positions	0.3	0.5
Other	0.3	1.6
Effective income tax rate	24.2%	24.8%

Segment Analysis

Water Flow Solutions

Net sales for the three months ended March 31, 2025 were $216.2 million as compared with $205.8 million in the prior year period, an increase of $10.4 million or 5.1%, primarily as a result of higher volumes of iron gate and specialty valves as well as higher pricing across most product lines, partially offset by lower volumes of service brass products.

Gross profit for the three months ended March 31, 2025 was $77.0 million as compared with $77.2 million in the prior year period, a decrease of $0.2 million or 0.3%. This decrease was primarily a result of manufacturing inefficiencies, including a $0.8 million write-down of other assets related to our legacy brass foundry in Decatur, Illinois, partially offset by higher volumes and favorable price/cost. Inflation impacted Gross profit by approximately 4%. Gross margin was 35.6% in the three months ended March 31, 2025 and 37.5% in the prior year period.

SG&A for the three months ended March 31, 2025 was $21.9 million as compared with $24.6 million in the prior year period, a decrease of $2.7 million or 11.0%, primarily as a result of lower amortization, travel and incentive expenses, partially offset by higher personnel-related expenses and inflation of approximately 3%. SG&A as a percentage of net sales was 10.1% and 12.0% in the three months ended March 31, 2025 and 2024, respectively.

Water Management Solutions

Net sales for the three months ended March 31, 2025 were $148.1 million as compared with $147.6 million in the prior year period, an increase of $0.5 million or 0.3%, primarily as a result of higher pricing across most product lines, partially offset by lower volumes primarily in natural gas distribution products.

Gross profit for the three months ended March 31, 2025 was $51.0 million as compared with $53.2 million in the prior year period, a decrease of $2.2 million or 4.1%. The decrease was primarily a result of manufacturing inefficiencies partially offset by favorable price/cost. Inflation impacted Gross profit by approximately 2%. Gross margin was 34.4% in the three months ended March 31, 2025 as compared with 36.0% in the prior year period.

SG&A for the three months ended March 31, 2025 was $19.6 million as compared with $24.2 million in the prior year period, a decrease of $4.6 million or 19.0%, primarily due to lower amortization, favorable foreign exchange impacts and lower travel expenses, partially offset by approximately 4% inflation. SG&A as a percentage of net sales was 13.2% and 16.4% in the three months ended March 31, 2025 and 2024, respectively.

Corporate

SG&A for the three months ended March 31, 2025 was $14.2 million as compared with $14.9 million in the prior year period, a decrease of $0.7 million or 4.7%, primarily as a result of lower compensation as well as consulting and professional fees partially offset by approximately 3% inflation.

Six months ended March 31, 2025 Compared to Six months ended March 31, 2024

	Six months ended March 31, 2025
	Water Flow Solutions	Water Management Solutions	Corporate	Total

	(in millions)
Net sales	$390.8	$277.8	$—	$668.6
Gross profit	$132.1	$98.9	$—	$231.0
Operating expenses:
Selling, general and administrative	41.7	39.9	28.0	109.6
Strategic reorganization and other charges	1.0	0.4	2.7	4.1
Total operating expenses	42.7	40.3	30.7	113.7
Operating income (loss)	$89.4	$58.6	$(30.7)	117.3
Non-operating expenses:
Pension benefit other than service				(0.1)
Interest expense, net				3.9
Income before income taxes				113.5
Income tax expense				26.9
Net income				$86.6

	Six months ended March 31, 2024
	Water Flow Solutions	Water Management Solutions	Corporate	Total

	(in millions)
Net sales	$347.1	$262.7	$—	$609.8
Gross profit	$123.8	$92.9	$—	$216.7
Operating expenses:
Selling, general and administrative	43.8	48.8	28.0	120.6
Strategic reorganization and other charges	0.2	—	9.6	9.8
Total operating expenses	44.0	48.8	37.6	130.4
Operating income (loss)	$79.8	$44.1	$(37.6)	86.3
Non-operating expenses:
Pension expense other than service				2.0
Interest expense, net				6.9
Other expense				1.6
Income before income taxes				75.8
Income tax expense				17.2
Net income				$58.6
Consolidated Analysis
Net sales for the six months ended March 31, 2025 were $668.6 million as compared with $609.8 million in the prior year period, an increase of $58.8 million or 9.6%, primarily as a result of increased volumes as well as higher pricing across most product lines.

Gross profit for the six months ended March 31, 2025 was $231.0 million as compared with $216.7 million in the prior year period, an increase of $14.3 million or 6.6%, primarily as a result of higher volumes and favorable price/cost which more than offset the impact of manufacturing inefficiencies. Included in the manufacturing inefficiencies was a $4.1 million write-down of inventory and other assets associated with our legacy brass foundry in Decatur, Illinois. Inflation negatively impacted Gross profit by approximately 4%. As a result, Gross margin was 34.5% in the six months ended March 31, 2025 as compared with 35.5% in the prior year period.

Selling, general and administrative expenses (“SG&A”) for the six months ended March 31, 2025 were $109.6 million as compared with $120.6 million in the prior year period, a decrease of $11.0 million or 9.1%, primarily due to lower amortization, favorable foreign exchange impacts as well as reduced travel and incentive expenses, partially offset by approximately 3% inflation and higher personnel-related expense as well as consulting and professional fees. SG&A as a percentage of net sales was 16.4% and 19.8% for the six months ended March 31, 2025 and March 31, 2024, respectively.

Strategic reorganization and other charges for the six months ended March 31, 2025 were $4.1 million and consisted of expenses associated with our leadership transition, non-cash asset impairment and certain transaction-related costs. Strategic reorganization and other charges for the six months ended March 31, 2024 were $9.8 million and consisted of expenses associated with our leadership transition, severance, certain transaction-related costs, as well as cybersecurity incidents expense.

Net interest expense for the six months ended March 31, 2025 was $3.9 million as compared with $6.9 million in the prior year period, a decrease of $3.0 million or 43.5%, primarily due to higher interest income. The components of net interest expense are as shown below:

	Six months ended
	March 31,
	2025	2024

	(in millions)
4.0% Senior Notes	$9.0	$9.0
Deferred financing costs amortization	0.5	0.5
ABL Agreement	0.4	0.5
Capitalized interest	(0.2)	(0.1)
Other interest expense	0.4	0.3
Total interest expense	10.1	10.2
Interest income	(6.2)	(3.3)
Interest expense, net	$3.9	$6.9

The reconciliation between the U.S. federal statutory income tax rate and the effective income tax rate is presented below:

	Six months ended
	March 31,
	2025	2024
U.S. federal statutory income tax rate	21.0%	21.0%
Adjustments to reconcile to the effective tax rate:
State income taxes, net of federal benefit	3.9	3.4
Excess tax (benefit) deficit related to stock-based compensation	(2.0)	0.1
Tax credits	(1.6)	(2.1)
Global Intangible Low-Taxed Income	0.3	0.2
Foreign income tax rate differential	(0.4)	(0.8)
Nondeductible compensation	1.4	1.0
Uncertain tax positions	0.5	(1.6)
Valuation allowances	0.1	—
Other	0.5	1.5
Effective income tax rate	23.7%	22.7%

Segment Analysis

Water Flow Solutions

Net sales for the six months ended March 31, 2025 were $390.8 million as compared with $347.1 million in the prior year period, an increase of $43.7 million or 12.6%, primarily as a result of higher volumes as well as higher pricing across most product lines.

Gross profit for the six months ended March 31, 2025 was $132.1 million as compared with $123.8 million in the prior year period, an increase of $8.3 million or 6.7%. This increase was primarily a result of higher volumes across most product lines and favorable price/cost, partially offset by manufacturing inefficiencies, including a $4.1 million write-down of inventory and other assets associated with our legacy brass foundry in Decatur, Illinois. Inflation impacted Gross profit by approximately 5%. Gross margin was 33.8% in the six months ended March 31, 2025 and 35.7% in the prior year period.

SG&A for the six months ended March 31, 2025 was $41.7 million as compared with $43.8 million in the prior year period, a decrease of $2.1 million or 4.8%, primarily as a result of lower amortization and travel expenses partially offset by higher personnel-related expense, inflation of approximately 3%, as well as consulting and professional fees. SG&A as a percentage of net sales was 10.7% and 12.6% in the six months ended March 31, 2025 and 2024, respectively.

Water Management Solutions

Net sales for the six months ended March 31, 2025 were $277.8 million as compared with $262.7 million in the prior year period, an increase of $15.1 million or 5.7%, primarily as a result of higher volumes and higher pricing across most product lines.

Gross profit for the six months ended March 31, 2025 was $98.9 million as compared with $92.9 million in the prior year period, an increase of $6.0 million or 6.5%. The increase was primarily driven by higher volume across most product lines and favorable price/cost, partially offset by manufacturing inefficiencies. Inflation impacted Gross profit by approximately 2%. Gross margin was 35.6% in the six months ended March 31, 2025 as compared with 35.4% in the prior year period.

SG&A for the six months ended March 31, 2025 was $39.9 million as compared with $48.8 million in the prior year period, a decrease of $8.9 million or 18.2%, primarily due to lower amortization, favorable foreign exchange impacts, lower bad debt and personnel-related expenses. The decrease was partially offset by approximately 3% inflation as well as higher consulting and professional fees. SG&A as a percentage of net sales was 14.4% and 18.6% in the six months ended March 31, 2025 and 2024, respectively.

Corporate

SG&A for the six months ended March 31, 2025 and 2024 was $28.0 million. Inflation of 3% and higher insurance expense were offset by decreases in incentives, favorable foreign exchange impacts and lower consulting and professional fees.
Liquidity and Capital Resources
We had cash and cash equivalents on hand of $329.2 million at March 31, 2025 and $163.0 million of additional borrowing capacity under our ABL based on March 31, 2025 data. At March 31, 2025, cash and cash equivalents included $72.3 million, $7.5 million and $6.5 million in Israel, Canada and China, respectively.
We declared a quarterly dividend of $0.067 per share on April 30, 2025, payable on or about May 21, 2025 to stockholders of record as of May 12, 2025, which will result in an estimated $10.5 million cash outlay.
We repurchased $5.0 million of our outstanding common stock during the six months ended March 31, 2025 under our publicly announced share repurchase program, and as of March 31, 2025, we had $75.0 million remaining under our share repurchase authorization.
The ABL and 4.0% Senior Notes contain customary representations and warranties, covenants and provisions governing an event of default.  These covenants restrict our ability to engage in certain activities, including but not limited to, the payment of cash dividends and the redemption of our common stock.
Net cash provided by operating activities was $68.4 million during the six months ended March 31, 2025 as compared with net cash provided by operating activities of $62.2 million in the prior year period. The increase in net operating cash flow was primarily driven by higher net income partially offset by changes in working capital, including decreases in Other current liabilities such as incentive compensation.
Capital expenditures were $21.1 million in the six months ended March 31, 2025 as compared with $15.8 million in the prior year period. Capital expenditures increased primarily as a result of timing and higher expenditures associated with our foundries, including replacement of aged lost foam equipment, and cybersecurity infrastructure improvements as compared with the prior year period. For the fiscal year 2025, we have provided guidance that our capital expenditures are expected to be between $45.0 million and $50.0 million.
We anticipate that our existing cash, cash equivalents and borrowing capacity combined with our expected operating cash flows will be sufficient to meet our anticipated operating needs, income tax payments, capital expenditures and debt service obligations as they become due through the next twelve months from the date of this filing. However, our ability to make these payments will depend largely on our future operating performance, which may be affected by general economic, financial, competitive, legislative, regulatory, geopolitical, business and other factors beyond our control.

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

Borrowings under the ABL bear interest at a floating rate equal to SOFR plus an adjustment of 10 basis points and an applicable margin range of 150 to 175 basis points, or a base rate (as defined in the ABL) plus an applicable margin range of 50 to 75 basis points. At March 31, 2025, the applicable margin was 150 basis points for SOFR-based loans and 50 basis points for base rate loans.

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

The ABL allows cash dividend payments on the Company’s common stock of approximately $56.4 million in fiscal 2025, with such amount increasing 10% annually as set out in the ABL. Additionally, cash dividend payments in excess of such limits, repurchases of common stock and certain other Restricted Payments (as defined in the ABL) are permitted if (i) Pro Forma Availability (as defined in the ABL) is (i) greater than or equal to the greater of 17.5% of the Loan Cap (as defined in the ABL) and $30.6 million for each day during the 30-day period prior to such Restricted Payment, or (ii) Pro Forma Availability is greater than 12.5% but less than 17.5% of the Loan Cap and $21.9 million for each day during the 30-day period prior to such Restricted Payment and the fixed charge coverage ratio of the most recently ended Measurement Period (as defined in the ABL) is at least 1 to 1.

Substantially all of our United States (“U.S.”) subsidiaries are borrowers under the ABL and are jointly and severally liable for outstanding borrowings. Our obligations under the ABL are secured by a first-priority perfected lien on all of our U.S. inventory, accounts receivable, certain cash balances and other supporting assets.

The ABL includes a commitment fee for any unused borrowing capacity of 37.5 basis points per annum when the unused capacity is above 50% of the credit commitments, with a step down to 25.0 basis points per annum when unused capacity is less than or equal to 50% of the credit commitments. At March 31, 2025, the commitment fee was 37.5 basis points.

Borrowings are not subject to any financial maintenance covenants unless excess availability is less than the greater of $17.5 million and 10% of the Loan Cap. Excess availability based on March 31, 2025 data was $163.0 million, as reduced by $11.8 million of outstanding letters of credit and $0.2 million of accrued fees and expenses.

4.0% Senior Unsecured Notes

On May 28, 2021, we privately issued $450.0 million of 4.0% Unsecured Senior Notes (“4.0% Senior Notes”), which mature on June 15, 2029, and bear interest at 4.0%, paid semi-annually in June and December. We capitalized $5.5 million of financing costs, which are being amortized over the term of the 4.0% Senior Notes using the effective interest method. Proceeds from the 4.0% Senior Notes, along with cash on hand, were used to redeem our previously existing notes. Substantially all of our U.S. subsidiaries guarantee the 4.0% Senior Notes, which are subordinate to borrowings under our ABL. Based on quoted market prices, which is a Level 1 measurement, the outstanding 4.0% Senior Notes had a fair value of $419.4 million at March 31, 2025.

An indenture governing the 4.0% Senior Notes (“Indenture”) contains customary covenants and events of default, including covenants that limit our ability to incur certain debt and liens. There are no financial maintenance covenants associated with the Indenture. We believe we were in compliance with these covenants at March 31, 2025.

We may redeem some or all of the 4.0% Senior Notes at any time after June 15, 2024, at specified redemption prices. Upon a Change of Control (as defined in the Indenture), we could be required to offer to purchase the 4.0% Senior Notes at a price equal to 101% of the outstanding principal amount if there is a Ratings Decline (as defined in the Indenture).

Our corporate credit rating and the credit rating for our debt and outlook are presented below:

	Moody’s		Standard & Poor’s
	March 31,	September 30,	March 31,	September 30,
	2025	2024	2025	2024
Corporate credit rating	Ba1	Ba1	BB	BB
ABL Agreement	Not rated	Not rated	Not rated	Not rated
4.0% Senior Notes	Ba1	Ba1	BB	BB
Outlook	Stable	Stable	Positive	Stable

These ratings are not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agencies.

Material Cash Requirements

We enter into a variety of contractual obligations as part of our normal operations in addition to capital expenditures. As of March 31, 2025, we had (i) debt obligations related to our $450.0 million 4.0% Senior Notes which mature in 2029 and include annual cash interest payments of $18.0 million in 2025 through 2029, (ii) cumulative cash obligations of $32.8 million for operating leases through 2034 and $3.8 million for finance leases through 2030, and (iii) purchase obligations for raw materials and other purchased parts of approximately $110.9 million which we expect to incur during the next 12 months and $2.1 million beyond March 31, 2026. Additionally, we expect to invest to strengthen our systems, cybersecurity training, policies, programs, response plans and other similar measures. We expect to fund these cash requirements from cash on hand and cash generated from operations.

Off-Balance Sheet Arrangements
We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose” entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, at March 31, 2025, we did not have any undisclosed borrowings, debt, derivative contracts or synthetic leases. Therefore, we were not exposed to any financing, liquidity, market or credit risk that could have arisen had we engaged in such relationships.

We use letters of credit and surety bonds in the ordinary course of business to ensure the performance of contractual obligations. At March 31, 2025, we had $11.8 million of letters of credit and $12.4 million of surety bonds outstanding.

Seasonality

Our business is seasonal as a result of the impact of cold weather conditions. Net sales and operating income historically have been lowest in the three-month periods ending December 31 and March 31 when the northern U.S. and most of Canada generally face weather conditions that restrict significant construction and other field crew activity. Therefore, the results of operations for the three months ended March 31, 2025 are not necessarily indicative of operating results that may be achieved for any other interim period or the full year.

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

Item 4.    CONTROLS AND PROCEDURES

There have been no changes in our internal control over financial reporting which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended March 31, 2025.

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

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents the number and average price of shares purchased in each fiscal month of the second quarter of fiscal 2025:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)(2)	Maximum dollar value of shares that may yet be purchased under the plans or programs (in millions)
January 1-31, 2025	—	$—	—	$80.0
February 1-28, 2025	199,389	26.75	185,961	75.0
March 1-31, 2025	—	—	—	$75.0
Total	199,389	$26.75	185,961

(1)In 2015, we announced the authorization of a stock repurchase program for up to $50.0 million of our common stock. The program does not commit us to a particular timing or quantity of purchases, and we may suspend or discontinue the program at any time. In 2017, we announced an increase to the authorized amount of this program to $250.0 million.
(2)During the three months ended March 31, 2025, we repurchased 185,961 shares of our common stock pursuant to our share repurchase authorization, and we had $75.0 million remaining under this authorization as of March 31, 2025. During the three months ended March 31, 2025, 13,428 shares were surrendered to us to pay the tax withholding obligations of participants in connection with the vesting of equity awards.

Item 5.     OTHER INFORMATION

(c) Our Section 16 officers and directors, as defined in Rule 16a-1(f) of the Securities and Exchange Act of 1934 (the “Exchange Act”), may from time to time enter into plans for the purchase or sale of our common stock that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act. During the quarter ended March 31, 2025, the following officer adopted a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act):

Brian Healy, a Member of the Board of Directors, adopted a written trading plan on February 7, 2025. The trading plan’s maximum duration is until January 30, 2026. The first trade will not occur until May 16, 2025. The trading plan is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) and permit Mr. Healy to purchase up to $110,000 worth of shares of common stock of the Company, subject to certain conditions.

This trading plan was adopted during an open trading window.

No other Section 16 officer or director, as defined in Rule 16a-1(f), adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, during the three months ended March 31, 2025.
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
101*
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in XBRL (Extensible Business Reporting Language), (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Stockholders' Equity, (v) the Unaudited Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements.

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

MUELLER WATER PRODUCTS, INC.
Date:	May 6, 2025	By:	/s/ Suzanne G. Smith
Suzanne G. Smith
Chief Accounting Officer