Form 10-Q
period 2025-06-30
Mueller Water Products, Inc.
filed 2025-08-05
CIK 1350593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Large accelerated filer     ☒      Accelerated filer     ☐
Non-accelerated filer    ☐    Smaller reporting company ☐     Emerging growth company    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
There were 156,293,515 shares of common stock of the registrant outstanding at August 1, 2025.

PART I
Item 1.     FINANCIAL STATEMENTS
MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	September 30,
	2025	2024

	(in millions, except share amounts)
Assets:
Cash and cash equivalents	$372.0	$309.9
Receivables, net of allowance for credit losses of $5.3 million and $8.3 million	205.4	208.9
Inventories, net	316.6	301.7
Other current assets	43.8	37.9
Total current assets	937.8	858.4
Property, plant and equipment, net	327.8	318.8
Intangible assets, net	308.1	309.7
Goodwill, net	87.6	80.7
Other noncurrent assets	69.1	68.3
Total assets	$1,730.4	$1,635.9

Liabilities and stockholders’ equity:
Current portion of long-term debt	$1.0	$0.8
Accounts payable	118.6	109.9
Other current liabilities	123.2	147.3
Total current liabilities	242.8	258.0
Long-term debt	449.8	448.7
Deferred income taxes	49.9	55.4
Other noncurrent liabilities	58.9	63.7
Total liabilities	801.4	825.8

Commitments and contingencies (Note 10.)

Preferred stock: par value $0.01 per share; 60,000,000 shares authorized; none outstanding at June 30, 2025, and September 30, 2024	—	—
Common stock: par value $0.01 per share; 600,000,000 shares authorized; 156,272,099 and 156,227,170 shares outstanding at June 30, 2025, and September 30, 2024, respectively	1.6	1.6
Additional paid-in capital	1,166.1	1,205.2
Accumulated deficit	(226.8)	(365.9)
Accumulated other comprehensive loss	(11.9)	(30.8)
Total stockholders' equity	929.0	810.1
Total liabilities and stockholders' equity	$1,730.4	$1,635.9

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended		Nine months ended
	June 30,		June 30,
	2025	2024	2025	2024

	(in millions, except per share amounts)
Net sales	$380.3	$356.7	$1,048.9	$966.5
Cost of sales	234.6	225.3	672.2	618.4
Gross profit	145.7	131.4	376.7	348.1
Operating expenses:
Selling, general and administrative	71.0	61.5	180.6	182.1
Strategic reorganization and other charges	1.0	2.9	5.1	12.7
Total operating expenses	72.0	64.4	185.7	194.8
Operating income	73.7	67.0	191.0	153.3
Other expenses:
Pension expense (benefit) other than service	—	1.0	(0.1)	3.0
Interest expense, net	1.7	2.8	5.6	9.7
Other expense	—	—	—	1.6
Total other expenses, net	1.7	3.8	5.5	14.3
Income before income taxes	72.0	63.2	185.5	139.0
Income tax expense	19.5	15.9	46.4	33.1
Net income	$52.5	$47.3	$139.1	$105.9

Net income per basic share	$0.34	$0.30	$0.89	$0.68
Net income per diluted share	$0.33	$0.30	$0.88	$0.68

Weighted average shares outstanding:
Basic	156.5	155.7	156.5	155.9
Diluted	157.4	156.7	157.5	156.6

Dividends declared per share	$0.067	$0.064	$0.201	$0.192

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three months ended		Nine months ended
	June 30,		June 30,
	2025	2024	2025	2024

	(in millions)
Net income	$52.5	$47.3	$139.1	$105.9
Other comprehensive income (loss), net of income tax:
Pension actuarial amortization	0.4	0.6	1.2	1.8
Foreign currency translation	20.2	(4.4)	17.7	4.5
Total other comprehensive income (loss), net of income tax	20.6	(3.8)	18.9	6.3
Comprehensive income	$73.1	$43.5	$158.0	$112.2

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Total
	(in millions)
Balance at September 30, 2024	$1.6	$1,205.2	$(365.9)	$(30.8)	$810.1
Net income	—	—	35.3	—	35.3
Dividends declared	—	(10.5)	—	—	(10.5)
Stock-based compensation	—	2.5	—	—	2.5
Shares retained for employee taxes	—	(4.0)	—	—	(4.0)
Common stock issued	—	1.6	—	—	1.6
Other comprehensive loss, net of tax	—	—	—	(0.9)	(0.9)
Balance at December 31, 2024	$1.6	$1,194.8	$(330.6)	$(31.7)	$834.1
Net income	—	—	51.3	—	51.3
Dividends declared	—	(10.5)	—	—	(10.5)
Stock-based compensation	—	2.5	—	—	2.5
Shares retained for employee taxes	—	(0.3)	—	—	(0.3)
Common stock issued	—	2.3	—	—	2.3
Stock repurchased under buyback program	—	(5.0)	—	—	(5.0)
Other comprehensive loss, net of tax	—	—	—	(0.8)	(0.8)
Balance at March 31, 2025	$1.6	$1,183.8	$(279.3)	$(32.5)	$873.6
Net income	—	—	52.5	—	52.5
Dividends declared	—	(10.4)	—	—	(10.4)
Stock-based compensation	—	2.3	—	—	2.3
Common stock issued	—	0.4	—	—	0.4
Stock repurchased under buyback program	—	(10.0)	—	—	(10.0)
Other comprehensive income, net of tax	—	—	—	20.6	20.6
Balance at June 30, 2025	$1.6	$1,166.1	$(226.8)	$(11.9)	$929.0

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

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended
	June 30,
	2025	2024

	(in millions)
Operating activities:
Net income	$139.1	$105.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	28.7	28.8
Amortization	5.4	20.4
Non-cash asset impairment	1.0	1.4
(Gain) loss on sale of assets	(0.1)	0.4
Stock-based compensation	7.3	7.0
Pension cost	0.4	3.5
Deferred income taxes	(6.8)	(18.6)
Inventory reserve provision	3.1	8.4
Other, net	0.9	0.3
Changes in assets and liabilities:
Receivables, net	4.2	3.8
Inventories	(16.5)	(4.6)
Other assets	(3.5)	(6.9)
Accounts payable	3.9	(17.2)
Other current liabilities	(25.6)	10.7
Other noncurrent liabilities	(5.7)	6.2
Net cash provided by operating activities	135.8	149.5
Investing activities:
Capital expenditures	(32.8)	(28.0)
Proceeds from sale of assets	0.1	0.1
Net cash used in investing activities	(32.7)	(27.9)
Financing activities:
Dividends paid	(31.4)	(29.9)
Common stock repurchased under buyback program	(15.0)	(10.0)
Employee taxes related to stock-based compensation	(4.3)	(1.7)
Common stock issued	4.3	2.5
Debt issuance costs	—	(0.9)
Principal payments for finance lease obligations	(0.8)	(0.7)
Net cash used in financing activities	(47.2)	(40.7)
Effect of currency exchange rate changes on cash	6.2	2.1
Net change in cash and cash equivalents	62.1	83.0
Cash and cash equivalents at beginning of period	309.9	160.3
Cash and cash equivalents at end of period	$372.0	$243.3
The accompanying notes are an integral part of the condensed consolidated financial statements.

	Nine months ended
	June 30,
	2025	2024

	(in millions)
Supplemental cash flow information:
Cash paid for interest, net	$9.1	$13.1
Cash paid for income taxes, net	$49.8	$47.3

Non-cash investing and financing activities:
Property, plant and equipment accrued and unpaid	$5.1	$—
Property, plant and equipment acquired through finance leases	$1.7	$1.7
The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2025
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
Our business is seasonal as a result of the impact of cold weather conditions. Net sales and operating income historically have been lowest in the three-month periods ending December 31 and March 31 when the northern United States (“U.S.”) and most of Canada generally face weather conditions that restrict significant construction and other field crew activity. Therefore, the results of operations for the three and nine months ended June 30, 2025 are not necessarily indicative of operating results that may be achieved for any other interim period or the full year.

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
Strategic Reorganization and Other Charges

The Company expects to incur certain costs related to the decommissioning and demolition of its legacy foundry in Decatur, Illinois, the amount of which is not estimable at this time. During the nine months ended June 30, 2025, we recorded approximately $5.1 million in Strategic reorganization and other charges consisting of expenses associated with our leadership transition, non-cash asset impairment in our Water Flow Solutions segment and certain transaction-related expenses. During the nine months ended June 30, 2024, we recorded approximately $12.7 million in Strategic reorganization and other charges consisting of expenses associated with our leadership transition, certain transaction-related expenses, cybersecurity incidents expense, non-cash asset impairment in our Water Management Solutions segment and severance. Activity in accrued Strategic reorganization and other charges, reported as part of Other current liabilities, is presented below:

	Nine months ended
	June 30,
	2025	2024

	(in millions)
Beginning balance	$3.4	$6.6
Expenses incurred	5.1	12.7
Amounts paid and other adjustments, net	(6.7)	(15.2)
Ending balance	$1.8	$4.1
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

The table below represents the balances of our customer receivables and deferred revenue:

	June 30,	September 30,
	2025	2024

	(in millions)
Billed receivables	$205.3	$212.7
Unbilled receivables	5.4	4.5
Gross customer receivables	210.7	217.2
Allowance for credit losses	(5.3)	(8.3)
Receivables, net	$205.4	$208.9

Deferred revenue	$11.3	$12.8
Allowance for Credit Losses
Our condensed consolidated statements of operations include the expected credit losses either arising or changing during the period for our receivables. In the period in which we determine a receivable will not be collected, in whole or in part, we charge off the uncollectible amount against the allowance. Our judgments of expected credit losses are based on prior collection experience, customer credit creditworthiness, other current conditions and forecasts of economic trends which may affect the collectibility of the receivables. Differences in actual rather than anticipated industry or economic conditions could impact our customers’ ability to pay resulting in actual credit losses differing from the amounts included in the allowance and such differences could be significant. The table below represents the activity in the allowance:

	Nine months ended
	June 30,
	2025	2024
	(in millions)
Beginning balance	$8.3	$7.3
Provision (reversed) charged to expense	(0.2)	2.3
Write-offs and other	(2.8)	(1.7)
Ending balance	$5.3	$7.9

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

Deferred revenue primarily consists of amounts related to monitoring, leak detection, software and hosting services. Activity in deferred revenue during the period is as follows:

	Nine months ended
	June 30,
	2025	2024
	(in millions)
Beginning balance	$12.8	$9.2
Revenue deferred during the period	6.2	6.9
Previously deferred revenue recognized during the period	(7.7)	(5.0)
Ending balance	$11.3	$11.1

Current deferred revenue was $5.8 million as of June 30, 2025. Noncurrent deferred revenue was $5.5 million as of June 30, 2025. We estimate that noncurrent deferred revenue will be recognized as follows: $0.7 million in 2026, $1.5 million in 2027, $1.2 million in 2028, $0.7 million in 2029, $0.5 million in 2030 and $0.9 million thereafter.

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

Disaggregation of Revenue
Refer to Note 8. for information regarding disaggregation of our revenues from contracts with customers by reportable segment and by geographical region based on customer location. Economic factors may impact the nature, amount, timing and certainty of our revenue and cash flows.
Note 3. Income Taxes

The reconciliation between the U.S. federal statutory income tax rate and the effective income tax rate is presented below:

	Three months ended		Nine months ended
	June 30,		June 30,
	2025	2024	2025	2024
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%	21.0%
Adjustments to reconcile to the effective tax rate:
State income taxes, net of federal benefit	4.0	3.5	4.0	3.5
Excess tax benefit related to stock-based compensation	—	—	(1.2)	—
Tax credits	(1.4)	(1.8)	(1.4)	(1.8)
Global Intangible Low-Taxed Income	0.3	(0.1)	0.3	(0.1)
Foreign income tax rate differential	(0.6)	(0.4)	(0.6)	(0.4)
Nondeductible compensation	1.5	1.0	1.5	1.0
Uncertain tax positions	0.3	0.4	0.3	(0.7)
Valuation allowances	0.4	0.7	0.4	0.4
Other	1.6	0.9	0.7	0.9
Effective income tax rate	27.1%	25.2%	25.0%	23.8%

At June 30, 2025 and September 30, 2024, the gross liabilities for unrecognized income tax benefits were $3.6 million and $3.0 million, respectively, and are included in Other noncurrent liabilities.

During the nine months ended June 30, 2024, we recorded $1.6 million in income tax benefits due to the release of an uncertain tax position that expired on December 31, 2023.

On July 4, 2025, the U.S. government enacted H.R. 1, commonly referred to as the One Big Beautiful Bill Act (“OBBBA”). OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act enacted in 2017, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. We are currently assessing its impact on our consolidated financial statements. We do not expect the OBBBA to have a material impact on our financial statements or our estimated annual effective tax rate for 2025.

Note 4. Borrowing Arrangements

The components of our long-term debt are as follows:

	June 30,	September 30,
	2025	2024

	(in millions)
4.0% Senior Notes	$450.0	$450.0
Finance leases	3.5	2.7
Total debt	453.5	452.7
Less: deferred financing costs	2.7	3.2
Less: current portion of long-term debt	1.0	0.8
Long-term debt	$449.8	$448.7

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

Borrowings under the ABL bear interest at a floating rate equal to Secured Overnight Financing Rate (“SOFR”) plus an adjustment of 10 basis points and an applicable margin range of 150 to 175 basis points, or a base rate (as defined in the ABL) plus an applicable margin range of 50 to 75 basis points. At June 30, 2025, the applicable margin was 150 basis points for SOFR-based loans and 50 basis points for base rate loans.

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

The ABL includes a commitment fee for any unused borrowing capacity of 37.5 basis points per annum when the unused capacity is above 50% of the credit commitments, with a step down to 25.0 basis points per annum when unused capacity is less than or equal to 50% of the credit commitments. At June 30, 2025, the commitment fee was 37.5 basis points.

Borrowings are not subject to any financial maintenance covenants unless excess availability is less than the greater of $17.5 million and 10% of the Loan Cap. Excess availability based on June 30, 2025 data was $163.0 million, as reduced by $11.8 million of outstanding letters of credit and $0.2 million of accrued fees and expenses.

4.0% Senior Unsecured Notes. On May 28, 2021, we privately issued $450.0 million of 4.0% Unsecured Senior Notes (“4.0% Senior Notes”), which mature on June 15, 2029, and bear interest at 4.0%, paid semi-annually in June and December. We capitalized $5.5 million of financing costs, which are being amortized over the term of the 4.0% Senior Notes using the effective interest method. Proceeds from the 4.0% Senior Notes, along with cash on hand, were used to redeem our previously existing notes. Substantially all of our U.S. subsidiaries guarantee the 4.0% Senior Notes, which are subordinate to borrowings under our ABL. Based on quoted market prices, which is a Level 1 measurement, the outstanding 4.0% Senior Notes had a fair value of $432.7 million at June 30, 2025.

An indenture governing the 4.0% Senior Notes (“Indenture”) contains customary covenants and events of default, including covenants that limit our ability to incur certain debt and liens. There are no financial maintenance covenants associated with the Indenture. We believe we were in compliance with these covenants at June 30, 2025.

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

The components of net periodic cost for our Pension Plan are presented below:

	Three months ended		Nine months ended
	June 30,		June 30,
	2025	2024	2025	2024

	(in millions)
Service cost	$0.2	$0.2	$0.5	$0.5
Pension expense (benefit) other than service:
Interest cost	3.0	3.5	9.0	10.5
Expected return on plan assets	(3.6)	(3.3)	(10.8)	(9.9)
Amortization of actuarial net loss	0.6	0.8	1.7	2.4
Pension expense (benefit) other than service	—	1.0	(0.1)	3.0
Net periodic cost	$0.2	$1.2	$0.4	$3.5

The amortization of actuarial losses, net of income tax, is recorded as a component of Other comprehensive income. For the three months ended June 30, 2025 and 2024, the amortization of actuarial net loss is shown net of income tax of $0.1 million and $0.2 million, respectively, in the condensed consolidated statements of comprehensive income. For the nine months ended June 30, 2025 and 2024, the amortization of actuarial loss is shown net of income tax of $0.4 million and $0.6 million, respectively, in the condensed consolidated statements of comprehensive income.

Note 6. Stock-based Compensation Plans

We grant various forms of stock-based compensation, including market-based restricted stock units (“MRSUs”), restricted stock units, stock options and performance-based restricted stock units (“PRSUs”) under our Amended and Restated 2006 Mueller Water Products, Inc. Stock Incentive Plan (the “2006 Stock Plan”), Phantom Plan instruments under our Mueller Water Products, Inc. 2012 Phantom Plan, and Employee stock purchase plan instruments under our 2006 Employee Stock Purchase Plan. Grants issued during the nine months ended June 30, 2025 are as follows:

	Number granted	Weighted average grant date fair value per instrument	Total grant date fair value (in millions)
Quarter ended December 31, 2024
MRSUs	64,044	$38.25	$2.4
PRSUs	64,044	25.58	1.6
Restricted stock units	87,344	25.58	2.2
Phantom Plan instruments	134,382	25.58	3.4
Non-qualified stock options	207,417	7.90	1.6
Employee stock purchase plan instruments	24,621	$3.86	0.1
Total - Quarter ended December 31, 2024			$11.3

Quarter ended March 31, 2025
MRSUs	7,692	$41.24	$0.3
PRSUs	7,692	25.19	0.2
Restricted stock units	84,355	26.60	2.2
Non-qualified stock options	21,198	9.14	0.2
Employee stock purchase plan instruments	24,802	$4.53	0.1
Total - Quarter ended March 31, 2025			$3.0

Quarter ended June 30, 2025
Employee stock purchase plan instruments	21,752	$5.45	$0.1
Total - Quarter ended June 30, 2025			0.1
Total - Year to date ended June 30, 2025			$14.4

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
Compensation expense attributed to MRSUs is based on the fair value of the awards on their respective grant dates, as determined using a Monte Carlo model. For these awards, compensation expense is recognized over the requisite service period regardless of whether the market condition is ultimately met. The assumptions used to determine the grant date fair value are indicated below for awards granted to date during the current fiscal year:

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

At June 30, 2025, the outstanding Phantom Plan instruments had a fair value of $24.04 per instrument and our accrued liability for Phantom Plan instruments was $4.7 million and is included within Other current liabilities for amounts related to instruments scheduled to vest in twelve months or less and Other noncurrent liabilities for amounts related to instruments scheduled to vest beyond twelve months.

Stock options generally vest ratably on each anniversary date of the original grant over three years. Compensation expense attributed to stock options is based on the fair value of the awards on their respective grant dates, as determined using a Black-Scholes model. The assumptions used to determine the grant date fair value are indicated below for awards granted to date during the current fiscal year:

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

Restricted stock units generally vest ratably over the life of the award, usually three years, on each anniversary date of the original grant. Compensation expense for restricted stock units is recognized between the grant date and the vesting date (or the date on which a participant becomes retirement-eligible as defined and pursuant to the terms of the 2006 Stock Plan, if sooner) on a straight-line basis for each tranche of each award. Fair values of restricted stock units are determined using the closing price of our common stock on the respective grant date.

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

We issued 260,727 shares of common stock to settle PRSUs vested during the nine months ended June 30, 2025; no shares of common stock were issued to settle PRSUs during the three months ended June 30, 2025. Additionally, we issued 227,492 shares of common stock to settle restricted stock units vested during the nine months ended June 30, 2025; no shares of common stock were issued to settle restricted stock units during the three months ended June 30, 2025. Finally, we issued 246,577 shares of common stock to settle stock options exercised during the nine months ended June 30, 2025; no shares of common stock were issued to settle stock options exercised during the three months ended June 30, 2025. Common shares totaling 169,488 were surrendered to us to pay the applicable tax withholding obligations of equity award participants for the nine months ended June 30, 2025; no common shares were surrendered to us to pay the applicable tax withholding obligations during the three months ended June 30, 2025.

Operating income included stock-based compensation expense of $3.2 million and $3.7 million during the three months ended June 30, 2025 and 2024, respectively. Operating income included stock-based compensation of $10.8 million and $10.1 million during the nine months ended June 30, 2025 and 2024, respectively. At June 30, 2025, there was approximately $13.0 million of unrecognized compensation expense related to stock-based compensation arrangements, which will be expensed through March 2028.

We excluded 300,351 and 24,636 stock-based compensation instruments from the calculations of diluted earnings per share in the three months ended June 30, 2025 and 2024, respectively, and 343,476 and 520,420 for the nine months ended June 30, 2025 and 2024, respectively, since their inclusion would have been antidilutive.

Note 7. Supplemental Balance Sheet Information
Selected supplemental asset information is presented below:

	June 30,	September 30,
	2025	2024

	(in millions)
Inventories, net:
Purchased components and raw materials	$159.5	$163.6
Work in process, net	70.3	65.8
Finished goods, net	86.8	72.3
Inventories, net	$316.6	$301.7

Other current assets:
Prepaid expenses	$20.2	$17.2
Non-trade receivables	3.9	3.4
Maintenance and repair supplies and tooling	3.6	5.4
Goods to be returned	3.7	4.2
Income taxes	0.8	0.8
Workers' compensation reimbursement receivable	2.7	2.4
Other current assets	8.9	4.5
Total other current assets	$43.8	$37.9

Property, plant and equipment:
Land	$6.5	$6.5
Buildings	131.2	126.6
Machinery and equipment	580.4	550.4
Construction in progress	47.2	45.2
Total property, plant and equipment	765.3	728.7
Accumulated depreciation	(437.5)	(409.9)
Property, plant and equipment, net	$327.8	$318.8

Other noncurrent assets:
Operating lease right-of-use assets	$27.1	$26.9
Maintenance and repair supplies and tooling	19.8	20.3
Workers' compensation reimbursement receivable	4.1	4.1
Pension asset	14.8	13.5
Note receivable	1.8	1.8
Deferred financing fees	1.1	1.3
Other noncurrent assets	0.4	0.4
Total other noncurrent assets	$69.1	$68.3

Selected supplemental liability information is presented below:

	June 30,	September 30,
	2025	2024

	(in millions)
Other current liabilities:
Compensation and benefits	$48.6	$58.3
Customer rebates	16.4	16.9
Income taxes payable	10.1	5.6
Warranty accrual	12.1	13.3
Deferred revenue	5.8	7.1
Returned goods accrual	5.5	7.3
Taxes other than income taxes	4.5	3.5
Operating lease liabilities	6.1	5.5
Workers' compensation accrual	4.6	4.6
Restructuring liabilities	1.8	3.4
Interest payable	0.8	5.3
Other current liabilities	6.9	16.5
Total other current liabilities	$123.2	$147.3

Other noncurrent liabilities:
Operating lease liabilities	$22.2	$22.5
Warranty accrual	8.1	10.3
Transition tax liability	—	1.7
Uncertain tax position liability	3.6	3.0
NMTC liability	3.9	3.9
Workers' compensation accrual	5.8	5.8
Asset retirement obligation	4.2	4.2
Deferred revenue	5.5	5.7
Deferred development grant	2.0	2.5
Other noncurrent liabilities	3.6	4.1
Total other noncurrent liabilities	$58.9	$63.7

Goodwill
Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis on September 1 of each fiscal year or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.
The following table summarizes information concerning our goodwill, all of which is within our Water Management Solutions segment, during the nine months ended June 30, 2025, in millions:

Balance at September 30, 2024:
Goodwill	$821.1
Accumulated impairment	(740.4)
Goodwill, net	80.7
Activity during the nine months ended June 30, 2025:
Change in foreign currency exchange rates	6.9
Balance at June 30, 2025	$87.6

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

	Three months ended		Nine months ended
	June 30,		June 30,
	2025	2024	2025	2024

	(in millions)
Net revenue, excluding intercompany:
Water Flow Solutions	$216.6	$208.1	$607.4	$555.2
Water Management Solutions	163.7	148.6	441.5	411.3
	$380.3	$356.7	$1,048.9	$966.5
Operating income (loss):
Water Flow Solutions	$60.5	$57.8	$149.9	$137.6
Water Management Solutions	30.1	25.5	88.7	69.6
Corporate	(16.9)	(16.3)	(47.6)	(53.9)
	$73.7	$67.0	$191.0	$153.3
Depreciation and amortization:
Water Flow Solutions	$6.6	$9.1	$19.0	$28.2
Water Management Solutions	5.0	7.1	15.0	20.8
Corporate	0.1	0.1	0.1	0.2
	$11.7	$16.3	$34.1	$49.2
Strategic reorganization and other charges:
Water Flow Solutions	$—	$—	$1.0	$0.2
Water Management Solutions	0.2	1.4	0.6	1.4
Corporate	0.8	1.5	3.5	11.1
	$1.0	$2.9	$5.1	$12.7
Capital expenditures:
Water Flow Solutions	$5.3	$6.2	$15.8	$16.1
Water Management Solutions	6.4	6.0	17.0	11.9
Corporate	—	—	—	—
	$11.7	$12.2	$32.8	$28.0
Water Flow Solutions disaggregated revenue:
Central	$56.9	$55.2	$163.5	$148.7
Northeast	38.1	34.4	112.1	100.1
Southeast	48.4	45.2	137.4	135.5
West	57.4	54.9	152.2	133.8
United States	200.8	189.7	565.2	518.1
Canada	13.5	16.1	34.1	30.2
Other international locations	2.3	2.3	8.1	6.9
	$216.6	$208.1	$607.4	$555.2
Water Management Solutions disaggregated revenue:
Central	$40.3	$39.4	$115.5	$110.0
Northeast	31.0	31.3	88.3	90.8
Southeast	38.5	34.7	99.0	100.2
West	35.7	28.5	93.5	72.3
United States	145.5	133.9	396.3	373.3
Canada	10.9	10.8	24.5	23.9
Other international locations	7.3	3.9	20.7	14.1
	$163.7	$148.6	$441.5	$411.3

Note 9. Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss is as follows:

	Pension actuarial amortization, net of income tax	Foreign currency translation, net of income tax	Total

	(in millions)
Balance at September 30, 2024	$(19.7)	$(11.1)	$(30.8)
Current period other comprehensive income	1.2	17.7	18.9
Balance at June 30, 2025	$(18.5)	$6.6	$(11.9)

For the nine months ended June 30, 2025, pension actuarial amortization included in the condensed consolidated statements of comprehensive income as a component of pension benefit other than service was $1.6 million, net of income tax of $0.4 million. Refer to Note 5. Retirement Plans for further information. For the nine months ended June 30, 2025, foreign currency translation included in the condensed consolidated statements of comprehensive income was $17.7 million, net of no income tax.

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
The purchaser of U.S. Pipe has been identified as a “potentially responsible party” (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act in connection with a former manufacturing facility operated by U.S. Pipe that was in the vicinity of a proposed Superfund site located in North Birmingham, Alabama. Under the terms of the acquisition agreement relating to our sale of U.S. Pipe, we agreed to indemnify the purchaser for certain environmental liabilities, including those arising out of the former manufacturing site in North Birmingham. Accordingly, the purchaser tendered the matter to us for indemnification, which we accepted. Ultimate liability for the site will depend on many factors that have not yet been determined, including the determination of the Environmental Protection Agency’s remediation costs, the number and financial viability of the other PRPs (there are four other PRPs currently) and the determination of the final allocation of the costs among the PRPs. Since the amounts of such costs cannot be reasonably estimated at this time, no amounts have been accrued for this matter at June 30, 2025.

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

importer of such products and provided the information to CBP. We originally expensed $9.1 million in 2024 related to this matter. On May 8, 2025, the CBP completed its review and assessed a total amount equal to approximately $9.0 million for this matter, inclusive of the actual amount of duties and interest owed for these discrepancies.

Cybersecurity Incident Putative Class Action. In connection with the cybersecurity incident initially reported on October 28, 2023, the Company was named as a defendant in a putative class action lawsuit captioned David Kok v. Mueller Water Products, Inc., filed on August 30, 2024 in the U.S. District Court for the Northern District of Georgia, Atlanta Division, Case No. 1:24-cv-03894-SCJ. On July 7, 2025, the Company entered into a settlement agreement with the Plaintiff, which is subject to Court approval. Under the terms of the settlement, class members can seek the following: (1) reimbursement of up to $500 for ordinary losses related to the data incident so long as they provide third party documentation (included within the $500 cap on ordinary losses is reimbursement of up to five hours of lost time at $15 per hour for a total of $75); (2) reimbursement of up to $1,400 for extraordinary losses resulting from actual, unreimbursed monetary loss relating to identity theft, fraud or misuse; and (3) two years of three-bureau credit monitoring. In the alternative, class members can forego these benefits and instead choose a one-time cash payment of $45. The credit monitoring, ordinary and extraordinary losses, lost time, and alternative cash payment benefits are all subject to an overall aggregate cap of $285,000. In addition to benefits to the class, Plaintiff’s counsel will receive a fee award of $170,000 and the settlement class representative, David Kok, will receive a service award of $3,500.

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
Note 11. Subsequent Events
On July 30, 2025, our Board of Directors declared a dividend of $0.067 per share on our common stock, payable on or about August 21, 2025, to stockholders of record at the close of business on August 12, 2025.

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

In October 2023, the Israel-Hamas war caused a temporary shutdown of our facility in Ariel, Israel. While we reopened the facility in November 2023, the war caused supply chain disruption and labor availability challenges that hindered, and continue to hinder, our ability to most efficiently manufacture and deliver our products from our facility in Ariel, Israel. We have made investments in recruiting and training new team members, expanding our suppliers, and shifting certain Krausz branded manufacturing to our Cleveland, Tennessee facility to increase production levels, as well as expediting product shipments and increasing inventory safety stock to meet customer delivery times.

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

For fiscal year 2025, we anticipate that consolidated net sales will increase between 6.9% and 7.6% as compared with fiscal 2024. The external operating environment remains uncertain as we face challenges emanating from changes in government policies and possible disruptions to global supply chains, the interest rate and tariff environment, geopolitics, as well as labor and material inflation and availability. We expect these challenges to continue during the remainder of fiscal 2025. We continue to anticipate resilient demand associated with the municipal repair and replacement end market driven by the aging water infrastructure and increasing water rates, moderated by budgetary and operational pressures on municipalities. We anticipate that new residential construction activity and new lot and land development will be relatively constrained by the uncertainty in the economy, affordability concerns and interest rate environment, depending on the geographic region. In July 2025, Blue Chip Economic Indicators forecasted a 2.2% decline in housing starts for the calendar year 2025 as compared to calendar year 2024.

After our short-cycle channel and customer inventory levels largely normalized during the first quarter of 2024, our orders and shipments reflected a more typical demand environment compared with the high backlog environment we experienced during and after the COVID-19 pandemic. In fiscal 2025, we have experienced a more normalized demand environment. Therefore, we anticipate quarterly consolidated net sales as a percentage of fiscal 2025 consolidated net sales to be the highest in the third quarter and lowest in the first quarter, with a sequential increase in consolidated net sales in the second quarter as the construction season ramps up for the spring season. Accordingly, for the remainder of fiscal 2025, we assume that we will experience typical seasonality and a normalized demand environment, leading to lower consolidated net sales for the fourth quarter relative to the third quarter.

Inventory costs for the first nine months of 2025 increased approximately 1.5% due to inflation. For the remainder of fiscal 2025, we anticipate that inflation will continue to rise, particularly for purchased parts, due to new tariffs enacted after March 2025. At this time, excluding the impact of tariffs, we expect inflation to modestly impact manufacturing and transportation costs. We have implemented targeted price increases for certain products, as well as supply chain and operations initiatives, to mitigate these higher tariffs. We will continue to monitor the market and economic conditions impacting our business and take appropriate actions to address inflationary and other cost pressures, including increased tariffs, by implementing price increases, cost containment measures and supplier management measures, among other mitigating actions.

Results of Operations

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

	Three months ended June 30, 2025
	Water Flow Solutions	Water Management Solutions	Corporate	Total

	(in millions)
Net sales	$216.6	$163.7	$—	$380.3
Gross profit	$83.8	$61.9	$—	$145.7
Operating expenses:
Selling, general and administrative	23.3	31.6	16.1	71.0
Strategic reorganization and other charges	—	0.2	0.8	1.0
Total operating expenses	23.3	31.8	16.9	72.0
Operating income (loss)	$60.5	$30.1	$(16.9)	73.7
Non-operating expenses:
Interest expense, net				1.7
Income before income taxes				72.0
Income tax expense				19.5
Net income				$52.5

	Three months ended June 30, 2024
	Water Flow Solutions	Water Management Solutions	Corporate	Total

	(in millions)
Net sales	$208.1	$148.6	$—	$356.7
Gross profit	$81.9	$49.5	$—	$131.4
Operating expenses:
Selling, general and administrative	24.1	22.6	14.8	61.5
Strategic reorganization and other charges	—	1.4	1.5	2.9
Total operating expenses	24.1	24.0	16.3	64.4
Operating income (loss)	$57.8	$25.5	$(16.3)	67.0
Non-operating expenses:
Pension expense other than service				1.0
Interest expense, net				2.8
Income before income taxes				63.2
Income tax expense				15.9
Net income				$47.3

Consolidated Analysis
Net sales for the three months ended June 30, 2025 were $380.3 million as compared with $356.7 million in the prior year period, an increase of $23.6 million or 6.6%, primarily as a result of increased volumes and higher pricing across most product lines.

Gross profit for the three months ended June 30, 2025 was $145.7 million as compared with $131.4 million in the prior year period, an increase of $14.3 million or 10.9%, primarily as a result of manufacturing efficiencies and higher volumes. Gross profit was negatively impacted by approximately 7% due to inflation and increased tariffs. As a result, gross margin was 38.3% in the three months ended June 30, 2025 as compared with 36.8% in the prior year period.

Selling, general and administrative expenses (“SG&A”) for the three months ended June 30, 2025 were $71.0 million as compared with $61.5 million in the prior year period, an increase of $9.5 million or 15.4%, primarily due to $9.1 million unfavorable foreign currency fluctuation primarily resulting from the depreciation of the U.S. dollar versus the Israeli shekel during the quarter, inflation of approximately 3%, higher personnel-related expense and third-party fees, partially offset by lower intangible amortization and engineering expense. The unfavorable foreign currency impact for the three months ended June 30, 2025 was $7.7 million. SG&A as a percentage of net sales was 18.7% and 17.2% for the three months ended June 30, 2025 and June 30, 2024, respectively.

Strategic reorganization and other charges for the three months ended June 30, 2025 were $1.0 million and consisted of expenses associated with our leadership transition. Strategic reorganization and other charges for the three months ended June 30, 2024 were $2.9 million and consisted of expenses associated with non-cash asset impairment, our leadership transition, severance and certain transaction-related expenses.

Net interest expense for the three months ended June 30, 2025 was $1.7 million as compared with $2.8 million in the prior year period, a decrease of $1.1 million or 39.3%, primarily due to higher interest income. The components of net interest expense are as shown below:

	Three months ended
	June 30,
	2025	2024

	(in millions)
4.0% Senior Notes	$4.5	$4.5
Deferred financing costs amortization	0.2	0.2
ABL Agreement	0.2	0.2
Capitalized interest	(0.1)	—
Other interest expense	—	0.2
Total interest expense	4.8	5.1
Interest income	(3.1)	(2.3)
Interest expense, net	$1.7	$2.8

The reconciliation between the U.S. federal statutory income tax rate and the effective income tax rate is presented below:

	Three months ended
	June 30,
	2025	2024
U.S. federal statutory income tax rate	21.0%	21.0%
Adjustments to reconcile to the effective tax rate:
State income taxes, net of federal benefit	4.0	3.5
Tax credits	(1.4)	(1.8)
Global Intangible Low-Taxed Income	0.3	(0.1)
Foreign income tax rate differential	(0.6)	(0.4)
Nondeductible compensation	1.5	1.0
Uncertain tax positions	0.3	0.4
Valuation allowances	0.4	0.7
Other	1.6	0.9
Effective income tax rate	27.1%	25.2%

Segment Analysis

Water Flow Solutions

Net sales for the three months ended June 30, 2025 were $216.6 million as compared with $208.1 million in the prior year period, an increase of $8.5 million or 4.1%, primarily as a result of increased volumes of iron gate and specialty valves as well as higher pricing across most product lines, partially offset by lower volumes of service brass products.

Gross profit for the three months ended June 30, 2025 was $83.8 million as compared with $81.9 million in the prior year period, an increase of $1.9 million or 2.3%. This increase was primarily a result of increased volumes and favorable manufacturing performance. Gross profit was negatively impacted by approximately 7% due to inflation and increased tariffs. Gross margin was 38.7% in the three months ended June 30, 2025 and 39.4% in the prior year period.

SG&A for the three months ended June 30, 2025 was $23.3 million as compared with $24.1 million in the prior year period, a decrease of $0.8 million or 3.3%, primarily as a result of lower amortization and bad debt, partially offset by higher personnel-related expenses, third-party fees and inflation of approximately 3%. SG&A as a percentage of net sales was 10.8% and 11.6% in the three months ended June 30, 2025 and 2024, respectively.

Water Management Solutions

Net sales for the three months ended June 30, 2025 were $163.7 million as compared with $148.6 million in the prior year period, an increase of $15.1 million or 10.2%, primarily as a result of increased volumes of repair products and hydrants as well as higher pricing across most product lines, partially offset by lower volumes of natural gas distribution products.

Gross profit for the three months ended June 30, 2025 was $61.9 million as compared with $49.5 million in the prior year period, an increase of $12.4 million or 25.1%. The increase was primarily a result of favorable manufacturing performance and increased volumes. Gross profit was negatively impacted by approximately 8% due to inflation and increased tariffs. Gross margin was 37.8% in the three months ended June 30, 2025 as compared with 33.3% in the prior year period.

SG&A for the three months ended June 30, 2025 was $31.6 million as compared with $22.6 million in the prior year period, an increase of $9.0 million or 39.8%, primarily due to $7.1 million unfavorable foreign currency impact associated with depreciation of the U.S. dollar compared with the Israeli shekel, higher personnel-related expenses, approximately 2% inflation and higher third-party fees, partially offset by lower amortization and travel expenditures. SG&A as a percentage of net sales was 19.3% and 15.2% in the three months ended June 30, 2025 and 2024, respectively.

Corporate

SG&A for the three months ended June 30, 2025 was $16.1 million as compared with $14.8 million in the prior year period, an increase of $1.3 million or 8.8%.

Nine months ended June 30, 2025 Compared to Nine months ended June 30, 2024

	Nine months ended June 30, 2025
	Water Flow Solutions	Water Management Solutions	Corporate	Total

	(in millions)
Net sales	$607.4	$441.5	$—	$1,048.9
Gross profit	$215.9	$160.8	$—	$376.7
Operating expenses:
Selling, general and administrative	65.0	71.5	44.1	180.6
Strategic reorganization and other charges	1.0	0.6	3.5	5.1
Total operating expenses	66.0	72.1	47.6	185.7
Operating income (loss)	$149.9	$88.7	$(47.6)	191.0
Non-operating expenses:
Pension benefit other than service				(0.1)
Interest expense, net				5.6
Income before income taxes				185.5
Income tax expense				46.4
Net income				$139.1

	Nine months ended June 30, 2024
	Water Flow Solutions	Water Management Solutions	Corporate	Total

	(in millions)
Net sales	$555.2	$411.3	$—	$966.5
Gross profit	$205.7	$142.4	$—	$348.1
Operating expenses:
Selling, general and administrative	67.9	71.4	42.8	182.1
Strategic reorganization and other charges	0.2	1.4	11.1	12.7
Total operating expenses	68.1	72.8	53.9	194.8
Operating income (loss)	$137.6	$69.6	$(53.9)	153.3
Non-operating expenses:
Pension expense other than service				3.0
Interest expense, net				9.7
Other expense				1.6
Income before income taxes				139.0
Income tax expense				33.1
Net income				$105.9

Consolidated Analysis
Net sales for the nine months ended June 30, 2025 were $1,048.9 million as compared with $966.5 million in the prior year period, an increase of $82.4 million or 8.5%, primarily as a result of increased volumes and higher pricing across most product lines.

Gross profit for the nine months ended June 30, 2025 was $376.7 million as compared with $348.1 million in the prior year period, an increase of $28.6 million or 8.2%, primarily as a result of increased volumes, higher pricing, and manufacturing efficiencies, partially offset by approximately 5% due to inflation and increased tariffs. Manufacturing efficiencies were negatively impacted by a $4.1 million write-down of inventory and other assets associated with our legacy brass foundry in Decatur, Illinois. As a result, gross margin was 35.9% in the nine months ended June 30, 2025 as compared with 36.0% in the prior year period.

SG&A for the nine months ended June 30, 2025 was $180.6 million as compared with $182.1 million in the prior year period, a decrease of $1.5 million or 0.8%, primarily due to lower intangible amortization, partially offset by unfavorable foreign currency fluctuation as a result of depreciation of the U.S. dollar compared with the Israeli shekel, as well as higher personnel-related expenses, third-party fees and approximately 3% inflation. SG&A as a percentage of net sales was 17.2% and 18.8% for the nine months ended June 30, 2025 and June 30, 2024, respectively.

Strategic reorganization and other charges for the nine months ended June 30, 2025 were $5.1 million and consisted of expenses associated with our leadership transition, non-cash asset impairment and certain transaction-related costs. Strategic reorganization and other charges for the nine months ended June 30, 2024 were $12.7 million and consisted of expenses associated with our leadership transition, certain transaction-related expenses, cybersecurity incidents expense, non-cash asset impairment and severance.

Net interest expense for the nine months ended June 30, 2025 was $5.6 million as compared with $9.7 million in the prior year period, a decrease of $4.1 million or 42.3%, primarily due to higher interest income. The components of net interest expense are as shown below:

	Nine months ended
	June 30,
	2025	2024

	(in millions)
4.0% Senior Notes	$13.5	$13.5
Deferred financing costs amortization	0.7	0.7
ABL Agreement	0.6	0.7
Capitalized interest	(0.3)	(0.1)
Other interest expense	0.4	0.5
Total interest expense	14.9	15.3
Interest income	(9.3)	(5.6)
Interest expense, net	$5.6	$9.7

The reconciliation between the U.S. federal statutory income tax rate and the effective income tax rate is presented below:

	Nine months ended
	June 30,
	2025	2024
U.S. federal statutory income tax rate	21.0%	21.0%
Adjustments to reconcile to the effective tax rate:
State income taxes, net of federal benefit	4.0	3.5
Excess tax benefit related to stock-based compensation	(1.2)	—
Tax credits	(1.4)	(1.8)
Global Intangible Low-Taxed Income	0.3	(0.1)
Foreign income tax rate differential	(0.6)	(0.4)
Nondeductible compensation	1.5	1.0
Uncertain tax positions	0.3	(0.7)
Valuation allowances	0.4	0.4
Other	0.7	0.9
Effective income tax rate	25.0%	23.8%

Segment Analysis

Water Flow Solutions

Net sales for the nine months ended June 30, 2025 were $607.4 million as compared with $555.2 million in the prior year period, an increase of $52.2 million or 9.4%, primarily as a result of increased volumes and higher pricing across most product lines.

Gross profit for the nine months ended June 30, 2025 was $215.9 million as compared with $205.7 million in the prior year period, an increase of $10.2 million or 5.0%. This increase was primarily a result of increased volumes, higher pricing across most product lines and manufacturing efficiencies, partially offset by approximately 6% inflation and increased tariffs. Manufacturing efficiencies were negatively impacted by a $4.1 million write-down of inventory and other assets associated with our legacy brass foundry in Decatur, Illinois. Gross margin was 35.5% in the nine months ended June 30, 2025 and 37.0% in the prior year period.

SG&A for the nine months ended June 30, 2025 was $65.0 million as compared with $67.9 million in the prior year period, a decrease of $2.9 million or 4.3%, primarily as a result of lower amortization, travel, bad debt and engineering materials expenses, partially offset by higher personnel-related expense, inflation of approximately 3%, and higher third-party fees. SG&A as a percentage of net sales was 10.7% and 12.2% in the nine months ended June 30, 2025 and 2024, respectively.

Water Management Solutions

Net sales for the nine months ended June 30, 2025 were $441.5 million as compared with $411.3 million in the prior year period, an increase of $30.2 million or 7.3%, primarily as a result of increased volumes and higher pricing across most product lines.

Gross profit for the nine months ended June 30, 2025 was $160.8 million as compared with $142.4 million in the prior year period, an increase of $18.4 million or 12.9%. The increase was primarily driven by increased volumes, higher pricing across most product lines and manufacturing efficiencies. Gross profit was negatively impacted by approximately 4% as a result of inflation and increased tariffs. Gross margin was 36.4% in the nine months ended June 30, 2025 as compared with 34.6% in the prior year period.

SG&A for the nine months ended June 30, 2025 was $71.5 million as compared with $71.4 million in the prior year period, an increase of $0.1 million or 0.1%, primarily due to unfavorable foreign currency fluctuation associated with the depreciation of the U.S. dollar compared with the Israeli shekel, approximately 3% inflation, and higher consulting and professional fees, partially offset by lower amortization, travel and bad debt expense, and engineering expenditures. SG&A as a percentage of net sales was 16.2% and 17.4% in the nine months ended June 30, 2025 and 2024, respectively.

Corporate

SG&A for the nine months ended June 30, 2025 was $44.1 million as compared with $42.8 million in the prior year period, an increase of $1.3 million or 3.0%. Inflation of approximately 3%, and higher insurance and travel expense were partially offset by lower consulting and professional fees as well as a decrease in personnel-related expense.
Liquidity and Capital Resources
We had cash and cash equivalents on hand of $372.0 million at June 30, 2025 and $163.0 million of additional borrowing capacity under our ABL based on June 30, 2025 data. At June 30, 2025, cash and cash equivalents included $78.7 million, $14.4 million and $8.1 million in Israel, Canada and China, respectively.
We declared a quarterly dividend of $0.067 per share on July 30, 2025, payable on or about August 21, 2025 to stockholders of record as of August 12, 2025, which will result in an estimated $10.5 million cash outlay.
We repurchased $15.0 million of our outstanding common stock during the nine months ended June 30, 2025 under our publicly announced share repurchase program, and as of June 30, 2025, we had $65.0 million remaining under our share repurchase authorization.
The ABL and 4.0% Senior Notes contain customary representations and warranties, covenants and provisions governing an event of default.  These covenants restrict our ability to engage in certain activities, including but not limited to, the payment of cash dividends and the redemption of our common stock.
Cash flows provided by operating activities decreased $13.7 million to $135.8 million during the nine months ended June 30, 2025 compared with $149.5 million in the prior year period. The decrease was driven by changes in working capital and other assets and liabilities of $35.2 million and non-cash adjustments of $11.7 million which more than offset the increase in net income of $33.2 million. Working capital provided $9.6 million in year-over-year cash primarily due to increases in Accounts payable of $21.1 million offset by increases in Inventories of $11.9 million. Other assets and liabilities used $44.8 million in year-over-year cash primarily due to decreases in compensation-related accruals and other decreases in current and noncurrent liabilities. The decrease in non-cash adjustments was primarily due to lower amortization.
Capital expenditures were $32.8 million in the nine months ended June 30, 2025 as compared with $28.0 million in the prior year period. Capital expenditures increased primarily as a result of timing and higher expenditures associated with our foundries, including replacement of aged lost foam equipment, and cybersecurity infrastructure improvements as compared with the prior year period. For the fiscal year 2025, our capital expenditures are expected to be between $50.0 million and $52.0 million.
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

Borrowings under the ABL bear interest at a floating rate equal to SOFR plus an adjustment of 10 basis points and an applicable margin range of 150 to 175 basis points, or a base rate (as defined in the ABL) plus an applicable margin range of 50 to 75 basis points. At June 30, 2025, the applicable margin was 150 basis points for SOFR-based loans and 50 basis points for base rate loans.

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

The ABL includes a commitment fee for any unused borrowing capacity of 37.5 basis points per annum when the unused capacity is above 50% of the credit commitments, with a step down to 25.0 basis points per annum when unused capacity is less than or equal to 50% of the credit commitments. At June 30, 2025, the commitment fee was 37.5 basis points.

Borrowings are not subject to any financial maintenance covenants unless excess availability is less than the greater of $17.5 million and 10% of the Loan Cap. Excess availability based on June 30, 2025 data was $163.0 million, as reduced by $11.8 million of outstanding letters of credit and $0.2 million of accrued fees and expenses.

4.0% Senior Unsecured Notes

On May 28, 2021, we privately issued $450.0 million of 4.0% Unsecured Senior Notes (“4.0% Senior Notes”), which mature on June 15, 2029, and bear interest at 4.0%, paid semi-annually in June and December. We capitalized $5.5 million of financing costs, which are being amortized over the term of the 4.0% Senior Notes using the effective interest method. Proceeds from the 4.0% Senior Notes, along with cash on hand, were used to redeem our previously existing notes. Substantially all of our U.S. subsidiaries guarantee the 4.0% Senior Notes, which are subordinate to borrowings under our ABL. Based on quoted market prices, the outstanding 4.0% Senior Notes had a fair value of $432.7 million at June 30, 2025.

An indenture governing the 4.0% Senior Notes (“Indenture”) contains customary covenants and events of default, including covenants that limit our ability to incur certain debt and liens. There are no financial maintenance covenants associated with the Indenture. We believe we were in compliance with these covenants at June 30, 2025.

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

Material Cash Requirements

We enter into a variety of contractual obligations as part of our normal operations in addition to capital expenditures. As of June 30, 2025, we had (i) debt obligations related to our $450.0 million 4.0% Senior Notes which mature in 2029 and include annual cash interest payments of $18.0 million in 2025 through 2029, (ii) cumulative cash obligations of $33.1 million for operating leases through 2034 and $4.0 million for finance leases through 2030, and (iii) purchase obligations for raw materials and other purchased parts of approximately $128.7 million which we expect to incur during the next 12 months and $1.4 million beyond June 30, 2026. Additionally, we expect to invest to strengthen our systems, cybersecurity training, policies, programs, response plans and other similar measures. We expect to fund these cash requirements from cash on hand and cash generated from operations.

Off-Balance Sheet Arrangements
We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose” entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, at June 30, 2025, we did not have any undisclosed borrowings, debt, derivative contracts or synthetic leases. Therefore, we were not exposed to any financing, liquidity, market or credit risk that could have arisen had we engaged in such relationships.

We use letters of credit and surety bonds in the ordinary course of business to ensure the performance of contractual obligations. At June 30, 2025, we had $11.8 million of letters of credit and $13.4 million of surety bonds outstanding.

Seasonality

Our business is seasonal as a result of the impact of cold weather conditions. Net sales and operating income historically have been lowest in the three-month periods ending December 31 and March 31 when the northern U.S. and most of Canada generally face weather conditions that restrict significant construction and other field crew activity. Therefore, the results of operations for the three and nine months ended June 30, 2025 are not necessarily indicative of operating results that may be achieved for any other interim period or the full year.

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

Item 4.    CONTROLS AND PROCEDURES

There have been no changes in our internal control over financial reporting which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended June 30, 2025.

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

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents the number and average price of shares purchased in each fiscal month of the third quarter of fiscal 2025:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)(2)	Maximum dollar value of shares that may yet be purchased under the plans or programs (in millions)
April 1-30, 2025	—	$—	—	$75.0
May 1-31, 2025	405,592	24.64	405,592	65.0
June 1-30, 2025	—	—	—	$65.0
Total	405,592	$24.64	405,592

(1)In 2015, we announced the authorization of a stock repurchase program for up to $50.0 million of our common stock. The program does not commit us to a particular timing or quantity of purchases, and we may suspend or discontinue the program at any time. In 2017, we announced an increase to the authorized amount of this program to $250.0 million.
(2)During the three months ended June 30, 2025, we repurchased 405,592 shares of our common stock pursuant to our share repurchase authorization, and we had $65.0 million remaining under this authorization as of June 30, 2025. During the three months ended June 30, 2025, no shares were surrendered to us to pay the tax withholding obligations of participants in connection with the vesting of equity awards.

Item 5.     OTHER INFORMATION

(c) No officers or directors, as defined in Rule 16a-1(f), adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K of the Exchange Act, during the three months ended June 30, 2025.

Item 6.     EXHIBITS

Exhibit No.	Document
3.1	Mueller Water Products, Inc. Third Amended and Restate Bylaws. Incorporated by reference to Exhibit 3.1 to Mueller Water Products, Inc. Form 8-K (File no. 001-32892 filed on May 1, 2025.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in XBRL (Extensible Business Reporting Language), (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Stockholders' Equity, (v) the Unaudited Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements.

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

MUELLER WATER PRODUCTS, INC.
Date:	August 5, 2025	By:	/s/ Suzanne G. Smith
Suzanne G. Smith
Chief Accounting Officer