Form 10-K
period 2025-09-30
Mueller Water Products, Inc.
filed 2025-11-19
CIK 1350593

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2025
OR
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒ Yes ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.) ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one): ☒ Large accelerated filer     ☐ Accelerated filer ☐ Non-accelerated filer     ☐ Smaller reporting company         ☐ Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant had filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes ☒ No
There were 156,349,160 shares of common stock of the registrant outstanding as of November 14, 2025. As of March 31, 2025, the aggregate market value of the voting and non-voting common stock held by non-affiliates (assuming only for purposes of this computation that directors and executive officers may be affiliates) was $3,951.5 million based on the closing price per share as reported on the New York Stock Exchange.
DOCUMENTS INCORPORATED BY REFERENCE
Applicable portions of the Proxy Statement for our upcoming 2026 Annual Meeting of Stockholders of the Company are incorporated by reference into Part III of this Form 10-K.

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
Certain of the titles and logos of our products referenced in this Annual Report are part of our intellectual property. Each trade name, trademark or service mark of any other company appearing in this Annual Report is the property of its owner. In connection with the sale of the U.S. Pipe segment in 2012, we maintained license rights to use the U.S. Pipe brand name and certain related logos in connection with our valve and hydrant products.
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
Forward-Looking Statements
This report contains certain statements that may be deemed “forward-looking statements” within the meaning of the federal securities laws. All statements that address activities, events or developments that the Company intends, expects, plans, projects, believes or anticipates will or may occur in the future are forward-looking statements including, without limitation, statements regarding outlooks, projections, forecasts, expectations, commitments, trend descriptions and the ability to capitalize on trends, value creation, long-term strategies and the execution or acceleration thereof, operational improvements, inventory positions, the benefits of capital investments, financial or operating performance, including driving increased margins, operational and commercial initiatives, capital allocation and growth strategy plans, and the demand for the Company’s products. Forward-looking statements are based on certain assumptions and assessments made by the Company in light of the Company’s experience and perception of historical trends, current conditions and expected future developments.
Actual results and the timing of events may differ materially from those contemplated by the forward-looking statements due to a number of factors, including, without limitation, changing regulatory, trade and tariff conditions; logistical challenges and supply chain disruptions, geopolitical conditions, including the Israel-Hamas war, public health crises, or other events; inventory and in-stock positions of our distributors and end customers; an inability to realize the anticipated benefits from our operational initiatives, including our large capital investments in Decatur, Illinois, plant closures, and reorganization and related strategic realignment activities; an inability to attract or retain a skilled and diverse workforce, increased competition related to the workforce and labor markets; an inability to protect the Company’s information systems against service interruption, risks resulting from possible future cybersecurity incidents, misappropriation of data or breaches of security; failure to comply with personal data protection and privacy laws; cyclical and changing demand in core markets such as municipal spending, residential construction and natural gas distribution; government monetary or fiscal policies; the impact of adverse weather conditions; the impact of manufacturing and product performance; the impact of wage, commodity and materials price inflation; foreign exchange rate fluctuations; the impact of higher interest rates; the impact of warranty charges and claims, and related accommodations; the strength of our brands and reputation; an inability to successfully resolve significant legal proceedings or government investigations; compliance with environmental, trade and anti-corruption laws and regulations; climate change and legal or regulatory responses thereto; the failure to integrate and/or realize any of the anticipated benefits of acquisitions or divestitures; an inability to achieve our goals and commitments in environmental and sustainability programs; and other factors that are described in the section entitled “RISK FACTORS” in Item 1A of this Annual Report.
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

PART I
Item 1.BUSINESS
Our Company
Mueller Water Products, Inc. (“Mueller,” “we,” “our,” or the “Company”) is a leading manufacturer and marketer of products and solutions used in the transmission, distribution and measurement of water in North America. Our products and solutions are used by municipalities and the residential and non-residential construction industries. Some of our products have leading positions as a result of their strong brand recognition and reputation for quality, service and innovation. We believe we have one of the largest installed bases of iron gate valves and fire hydrants in the United States. Our iron gate valve and hydrant products are specified for use in the largest 100 metropolitan areas in the United States. Our large installed base, broad product range and well-known brands have led to long-standing relationships with the key distributors and end users of our products. Our consolidated net sales were $1,429.7 million in 2025.
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
Organization Updates
In January 2025, we announced the appointment of Ms. Melissa Rasmussen as Senior Vice President and Chief Financial Officer effective March 3, 2025. On March 1, 2025, Mr. Steven S. Heinrichs transitioned from his roles as Chief Financial Officer and Chief Legal Officer to Senior Advisor and remained an advisor until September 30, 2025. In August 2025, we announced the appointment of Ms. Richelle R. Feyerherm as Chief Accounting Officer effective August 15, 2025. Ms. Feyerherm also serves as the Company’s principal accounting officer. On November 6, 2025, we announced that Ms. Marietta Edmunds Zakas will retire as the Company’s Chief Executive Officer and as a member of the Company’s Board of Directors, effective as of February 9, 2026 (the “Transition Date”). In connection with Ms. Zakas’ retirement, the Company’s Board of Directors appointed Mr. Paul McAndrew as President and Chief Executive Officer, effective as of the Transition Date.
Water Flow Solutions
The Water Flow Solutions product portfolio includes iron gate valves, specialty valves and service brass products. Net sales of products in the Water Flow Solutions business unit were approximately 58% of fiscal 2025 consolidated net sales.

Water Management Solutions
The Water Management Solutions product and service portfolio includes fire hydrants, repair and installation, natural gas, metering, leak detection, as well as pressure management and control products and solutions. Net sales of products and services in the Water Management Solutions business unit were approximately 42% of fiscal 2025 consolidated net sales.
Business Strategy
Our business strategy is to capitalize on the large, attractive and growing water infrastructure markets worldwide. Key elements of this strategy are as follows:
Improve operational excellence and expand capabilities.
We expect to make disciplined investments in our commercial and operational capabilities to drive additional performance improvements. We are focused on improving operational excellence, increasing supply chain efficiencies and developing advanced manufacturing capabilities to drive productivity and increase domestic capacity across our facilities. We expect these efforts will drive sales growth, improve product margins, and facilitate innovation and new product development. Productivity improvements within our facilities are expected to drive cost reductions to support additional manufacturing initiatives and ongoing investment in product development.
Since 2018, we have prioritized capital investments to modernize our manufacturing facilities and processes, expand capacity and capabilities for domestic manufacturing and accelerate new product development. We believe these investments will drive margin expansion by lowering costs, expanding our product portfolio, and improving product quality. Our new brass foundry in Decatur, Illinois, is operational, and we have closed our legacy brass foundry, which was built in the early 1900s. We expect these investments to support our domestic manufacturing capabilities for specialty and large valves and to capitalize on the growing need for highly engineered valves required for water infrastructure projects. Additionally, we expect these investments to drive operational efficiencies, expand capabilities for American-made products, advance our sustainability initiatives, and help accelerate product development.
Accelerate sales growth through enhanced customer experience and innovation.
We plan to continue to invest in process improvements to support our objective of being the preferred partner for our customers. We are making disciplined investments in our commercial teams to enhance our customer experience to further differentiate us in the market and support our opportunities for net sales growth. Expanding our systems and employee capabilities will allow us to improve our customer experience. We continue to invest time and resources to deepen our channel partnerships and end-customer relationships to increase our presence in the fastest-growing markets. Additionally, we seek to attract and retain customers through product training and engineering resources to ascertain, educate and understand project requirements. We plan to continue to invest in our product development capabilities, including our research and development processes, to develop and market new products and services. We expect to add new products to our portfolio and offer new products in different end markets.
Foster culture through purpose, collaboration, inclusion and effectiveness.
We believe our employees are our greatest asset, and we strive to provide a safe, inclusive, high-performance culture where our people can thrive. We endeavor to recruit, develop, engage, train and protect our workforce. Our core values of respect, integrity, trust, safety and inclusion shape our culture and define who we are. We continue to make investments to enhance collaboration and teamwork throughout the organization to create a culture of talent development, enabling us to execute on our strategic opportunities and make Mueller a preferred place to work. We prioritize employee engagement and transparency by implementing programs and processes to provide our employees with opportunities to ask questions, voice concerns and share feedback. This communication is accomplished in part by conducting employee experience surveys, global town halls and facility employee meetings.
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

Water Flow Solutions
Water Flow Solutions’ product portfolio includes iron gate valves, specialty valves and service brass products. We recognized $824.9 million, $755.5 million and $634.4 million of net sales in our 2025, 2024 and 2023 fiscal years, respectively, for Water Flow Solutions products and solutions.
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

Water Management Solutions
Water Management Solutions’ portfolio includes fire hydrants, repair and installation, natural gas, metering, leak detection and pressure management and control products and solutions. We recognized $604.8 million, $559.2 million and $641.3 million of net sales in our 2025, 2024 and 2023 fiscal years, respectively, for Water Management Solutions products and solutions.
Fire Hydrants.  Water Management Solutions manufactures dry-barrel and wet-barrel fire hydrants. Water Management Solutions sells fire hydrants for new water infrastructure development, fire protection systems and water infrastructure repair and replacement projects.
Our fire hydrants consist of an upper barrel and nozzle section and a lower barrel and valve section that connect to a water main. In dry-barrel fire hydrants, the valve connecting the barrel of the hydrant to the water main is located below ground at or below the frost line, which keeps the upper barrel dry. Water Management Solutions sells dry-barrel fire hydrants under the Mueller and U.S. Pipe Valve and Hydrant brand names in the United States and under the Mueller and the Canada Valve™ brand names in Canada. Water Management Solutions also makes wet-barrel fire hydrants, where the valves are located in the hydrant nozzles and the barrel contains water at all times. Wet-barrel fire hydrants are made for warm weather climates, such as in California and Hawaii, and are sold under the Jones® brand name.
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
Natural Gas Distribution Products. Water Management Solutions produces machines and tools for tapping, drilling, extracting, installing and line stopping, which are designed to work with its water and gas fittings and valves as an integrated system. We also provide gas valve products primarily for use in gas distribution systems.
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
Mueller Water Products operates ten manufacturing facilities located in the United States, Israel and China. These manufacturing operations include foundry, machining, fabrication, assembly, testing and painting operations. Not all facilities perform each of these operations. Our existing manufacturing capacity is sufficient for anticipated near-term requirements. Our new brass foundry in Decatur, Illinois, is operational, and we have closed our legacy brass foundry that was built in the 1900s. Our iron foundries use both lost foam and green sand-casting techniques. We use the lost foam technique for fire hydrant production in our Albertville, Alabama, facility and for iron gate valve production in our Chattanooga, Tennessee, facility. The lost foam technique has several advantages, especially for high-volume, larger products, including a reduction in the number of manual finishing operations, lower scrap rates and the ability to reuse some of the materials while the green sand process is better suited for smaller, simpler parts. Over the next few years, we intend to increase capital investments in our facilities to expand production capacity and enhance operational capabilities, including investment in our two iron foundries.
Additionally, we design, manufacture and assemble water metering products in Cleveland, North Carolina. In Atlanta, Georgia, we design and support AMR and AMI systems in our research and development center of excellence for software and electronics. Our facility in Jingmen, China, manufactures and assembles specialty valve products, and our facility in Ariel, Israel, designs, manufactures, and assembles repair products and solutions. Our research and development center in Toronto, Ontario, Canada, designs and supports leak detection and pipe condition assessment products and solutions. Product design and support for our intelligent water solutions products and services for pressure management are in Southampton, United Kingdom.
Purchased Components and Raw Materials
Our products are made using various purchased components and several basic raw materials that include brass ingot, scrap steel, sand and resin. Purchased parts and raw materials represented approximately 35% and 8%, respectively, of Cost of sales in 2025.
Patents, Licenses and Trademarks
We have active patents relating to the design of our products and trademarks for our brands and products. We have filed, and continue to file when appropriate, patent applications used in connection with our business and products. Many of the patents for technology underlying the majority of our products have been in the public domain for many years, and we do not believe third-party patents individually or in the aggregate are material to our business. However, we consider our proprietary information consisting of expertise and trade secrets relating to the design, manufacture and operation of our products to be particularly important and valuable. We generally own the rights to the products that we manufacture and sell, and we are not dependent in any material way upon any third-party license or franchise to operate. See “Item 1A. RISK FACTORS - Any inability to protect our intellectual property or our failure to effectively defend against intellectual property infringement claims could adversely affect our competitive position.”
Our brand names include:

Canada Valve™	Centurion®
Echologics®	Echoshore®
ePulse®	Ez-Max®
Hersey®	Hydro Gate®
Hydro-Guard®	HYMAX®
HYMAX VERSA®	Jones®
Krausz®	LeakFinderRT®
Milliken®	Mueller®
Mueller Systems®	Pratt®
Pratt Industrial®	Repaflex®
Repamax®	Sentryx™
Singer®	U.S. Pipe Valve and Hydrant

Seasonality
Parts of our business depend upon construction activity, which is seasonal in many areas as a result of the impact of cold weather conditions on construction. Net sales and operating income have historically been lowest in our first and second fiscal quarters ending December 31 and March 31, respectively, when the northern United States and most of Canada generally face weather conditions that restrict significant construction activity. See “Item 1A. RISK FACTORS - Seasonal demand for certain of our products and services may adversely affect our financial results.”
Sales, Marketing and Distribution
We primarily sell to national and regional waterworks distributors in the United States and Canada. Our distributor relationships are generally non-exclusive, but we attempt to align ourselves with key distributors in the principal markets we serve. We believe “Mueller” is the most recognized brand in the United States water infrastructure industry. Our extensive installed base, broad product range and well-known brands have led to many long-standing relationships with the key distributors in the principal markets we serve. Our distribution network covers all of the major locations for our principal products in the United States and Canada. Although we have long-standing relationships with most of our key distributors, we typically do not have long-term contracts with them, including our two largest distributors, which together accounted for approximately 37%, 38% and 35% of our gross sales in 2025, 2024 and 2023 fiscal years, respectively. See “Item 1A. RISK FACTORS - Our business depends on a small group of key customers for a significant portion of our sales.”
Water Flow Solutions
Water Flow Solutions sells its products primarily through waterworks distributors to a wide variety of end user customers, including water and wastewater utilities, and fire protection and construction contractors. Sales of the products are heavily influenced by the specifications for the underlying projects. Approximately 5% of Water Flow Solutions’ net sales were to Canadian customers in fiscal year 2025 and 6% in fiscal years 2024 and 2023.
Water Management Solutions
Water Management Solutions sells its products primarily through waterworks distributors to a wide variety of end user customers, including water and wastewater utilities, gas utilities, integrated suppliers, as well as fire protection and construction contractors. Sales of our products are heavily influenced by the specifications for the underlying projects. Water Management Solutions also sells its water metering, leak detection, including pipe condition assessment, and pressure management and control products and solutions directly to municipalities and to waterworks distributors. Approximately 6% of Water Management Solutions’ net sales were to Canadian customers in fiscal years 2025, 2024, and 2023.
Backlog
We consider backlog to represent orders placed by customers for which goods or services have yet to be shipped. Backlog is a meaningful indicator for many of our product lines. The delivery lead time for certain product lines such as specialty valves can be longer than one year, and we expect approximately 22% of Water Flow Solutions’ backlog at the end of 2025 will be shipped after 2026. Water Management Solutions manufactures or sources water meter systems that are sometimes ordered in large quantities with delivery dates over several years. We expect approximately 4% of Water Management Solutions’ backlog at the end of 2025 will be shipped after 2026. Due to increased demand, particularly for specialty valve and hydrant products, we experienced an increase in our overall backlog compared to the prior year. Backlog for Water Flow Solutions and Water Management Solutions are as follows:

	September 30,
	2025	2024
	(in millions)
Water Flow Solutions	$208.0	$199.0
Water Management Solutions	112.7	103.5
Total backlog	$320.7	$302.5

Sales cycles for metering systems often extend over several years, and customers typically place orders incrementally throughout the contract term. While we believe we share a mutual understanding with the customer regarding the total contract value at the time of award, orders are reflected in our backlog once a formal order is received, not when the contract is awarded.

Competition
The United States and Canadian markets for water infrastructure and flow control products are very competitive. See “Item 1A. RISK FACTORS - Strong competition could adversely affect prices and demand for our products and services, which would adversely affect our operating results and financial condition.” There are only a few competitors for most of our product and service offerings. Many of our competitors are well-established companies with products that have strong brand recognition. We consider our installed base, product quality, customer service level, brand recognition, innovation, distribution and technical support to be competitive strengths.
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
The competitive environment for many of Water Management Solutions’ products, including fire hydrants and gas repair products, is mature, and many end users are slow to transition to brands other than their historically preferred brands. We believe that our fire hydrants enjoy a strong competitive position, primarily based on the extent of their installed base, product quality, specified position and brand recognition. Our principal competitors for fire hydrants are McWane, Inc. and American Cast Iron Pipe Company. We believe the markets for many of our repair products are open to product innovation. Our current repair offerings are primarily focused on repairing, joining, and restraining water infrastructure piping systems, which consist of cast iron, ductile iron, and plastic pipe. Our repair solutions are well-suited for each of these piping systems. For our pipe repair products, we believe our brand names, including Krausz® and HYMAX®, are generally associated with premium products as a result of our patented technology and superior features. Our primary competitors in the repair market are Romac Industries, Smith Blair, Viking Johnson, AVK Group, JCM Industries, and Georg Fisher Ltd.
The gas repair products we sell are primarily used on distribution lines. Our primary competitors for these products are Smith Blair, T.D. Williamson, and A.Y. McDonald. Water Management Solutions also sells water metering products and systems, primarily in the United States. We believe a substantial portion of this market is in the process of transitioning from manually read meters to electronically read meters; however, we expect this transition to be relatively slow and that many end users will be reluctant to adopt brands other than their historically preferred brand. Our principal competitors in water metering products and systems are Sensus, Neptune Technology Group Inc., Badger Meter, Inc., Itron, Inc. and Master Meter, Inc. We also sell pressure control valves and pressure loggers through our Singer Valve and i2O products. The primary competitors for these products are Cla-Val, Watts, OCV, Ross Valve, Bermad and Halma. Additionally, Water Management Solutions sells water leak detection and pipe condition assessment products and services in North America, the United Kingdom and select countries in Europe, Asia and the Middle East, with our primary markets being the United States and Canada. The worldwide market for leak detection and pipe condition assessment is highly fragmented with numerous competitors. Our more significant competitors are Pure Technologies Ltd., Gutermann AG and Syrinix Ltd.
Research and Development
Our primary research and development (“R&D”) facilities are located in Chattanooga, Tennessee; Rosh Haayin, Israel; Atlanta, Georgia; Toronto, Ontario; and Southampton, United Kingdom. These operations develop new products, improve and refine existing products and obtain and assure compliance with industry approval certifications or standards, such as those established by American Water Works Association, UL Research Institutes, FM Global, National Science Foundation and The Public Health and Safety Company. R&D expenses were $19.9 million, $20.5 million and $25.9 million during 2025, 2024 and 2023, respectively.

Regulatory and Environmental Matters
Our operations are subject to numerous federal, state and local laws and regulations, both within and outside the United States, in areas such as: competition, government contracts, international trade, labor and employment, tax, licensing, consumer protection, environmental protection, workplace health and safety, and others.  These and other laws and regulations impact the manner in which we conduct our business, and changes in legislation or government policies can affect our operations. For example, the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and similar state laws affect our operations by, among other things, imposing investigation and cleanup requirements for threatened or actual releases of hazardous substances. Under CERCLA, joint and several liability may be imposed on operators, generators, site owners, lessees and others regardless of fault or the legality of the original activity that caused or resulted in the release of the hazardous substances. Thus, we may be subject to liability under CERCLA and similar state laws for properties that: (1) we currently own, lease or operate; (2) we, our predecessors, or former subsidiaries previously owned, leased or operated; (3) sites to which we, our predecessors or former subsidiaries sent waste materials; and (4) sites at which hazardous substances from our facilities’ operations have otherwise come to be located. The purchaser of U.S. Pipe has been identified as a “potentially responsible party” (“PRP”) under CERCLA in connection with a former manufacturing facility operated by U.S. Pipe that was in the vicinity of a Superfund site located in North Birmingham, Alabama. Under the terms of the acquisition agreement relating to our sale of U.S. Pipe, we agreed to indemnify the purchaser for certain environmental liabilities, including those arising out of the former manufacturing site in North Birmingham. Accordingly, the purchaser tendered the matter to us for indemnification, which we accepted. Ultimate liability for the site will depend on many factors that have not yet been determined, including the determination of the Environmental Protection Agency’s (“EPA”) remediation costs, the number and financial viability of the other PRPs (there are three other PRPs currently) and the determination of the final allocation of the costs among the PRPs. For more information regarding this matter as well as others that may affect our business, including our capital expenditures, earnings and competitive position, see “Item 1A. RISK FACTORS,” “Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Contingencies” and Note 15. of the Notes to Consolidated Financial Statements.
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
Greenhouse gas ("GHG") emissions continue to be a subject of political and regulatory focus. Concern over potential climate change, including global warming, has led to legislative and regulatory initiatives directed at limiting GHG emissions. While United States federal climate policy has recently shifted toward deregulation, including efforts to roll back GHG reporting requirements and federal GHG emissions oversight, some states in the United States and several countries have enacted, are enacting or are considering enacting GHG legislation, regulations or international accords, either individually and/or as part of regional initiatives. It is likely that additional climate change related mandates will be forthcoming primarily in jurisdictions outside the United States, and it is expected that they may adversely impact our costs by increasing energy costs and raw material prices, requiring operational or equipment modifications to reduce emissions and creating costs to comply with regulations or to mitigate the financial consequences of such compliance. Additional law and rulemaking at the state level in the United States is also anticipated, which may have similar adverse impacts on our compliance costs.
Our environmental strategy focuses on responsible sourcing and manufacturing sustainable products that address numerous water infrastructure challenges. We have established reduction targets for key environmental performance indicators such as GHG emissions, internal water withdrawal intensity and waste to landfill. In connection with these efforts, we work to minimize the amount of water we use at our manufacturing facilities and maintain stringent water quality standards. We continue to design our processes to return the water used in manufacturing to a quality level that does not negatively impact the receiving environment.
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

Financial	Health and Wellness	Work-Life Balance

Competitive base pay	Medical, dental and vision insurance with mental/behavioral health benefits	Paid time off, paid holidays and jury duty pay
Bonus plans tied to company performance for all employees	Flexible spending/health savings accounts	Paid parental leave with 12 weeks of paid leave for eligible birth parents; 4 weeks paid parental leave for non-birth, adoptive and foster parents
Employee stock purchase plan at a discounted stock price	Supplemental health benefits, including accident, hospital indemnity, critical illness and whole life coverage	Employee assistance program
Recognition pay and service awards	Wellness rewards program	Employee discount programs
401(k) retirement plans with a 5% company match and several pre-tax and after-tax savings options	Health plan programs, including smoking cessation	Employee engagement activities including family friendly events
Short- and long-term disability insurance	On-site and no-cost vaccinations and biometric screenings (with at-home physical kits available)	Virtual healthcare options for general medicine, dermatology, and mental health needs
	Healthcare navigation service for managing existing benefits	On-site health fairs and free health screenings
Commitment to Inclusion. We strive to promote inclusion in the workplace, to build on our understanding of potential human rights issues by engaging with appropriate communities, and to interact with our employees and all communities in a manner that respects human rights. We encourage our suppliers to follow these practices as well. As of September 30, 2025, women and minorities represented 33% and 44% of our Board of Directors, respectively.
We condemn human rights abuses and do not condone the use of slave or forced labor, human trafficking, child labor, the degrading treatment of individuals, physical punishment, or unsafe working conditions.
All employees are required to understand and obey local laws, to report any suspected violations, and to act in accordance with our Core Values and Code of Business Conduct and Ethics.
We are committed to providing fair and equitable pay. We have a comprehensive pay structure that allows for employee development and provides promotional opportunities. In 2024, we invested in a leading software solution to conduct workforce pay equity audits that consider gender, race/ethnicity, age, and disabilities. As a result of this pay equity review, we found no systemic issues but did appropriately adjust the pay of several individuals in 2025. We believe this program will provide us with the tools needed to perform annual pay equity audits, and we intend to continue that practice.
Our Employee Inclusion Advisory Council embeds and fosters inclusionary principles while also determining the Company’s overarching initiatives and priorities as they relate to our culture and values. Three executive sponsors lead the council, and local representatives from each United States plant and our headquarters support the council’s work at the local level. These local representatives support the council’s priorities, supporting ownership and driving engagement through personalized initiatives and local activities.
Talent Acquisition and Retention. We strive to attract, develop and retain high-performing talent, and we support and reward employee performance. Programs to strengthen our talent include an employee referral program, tuition reimbursement, continued training and development, and succession planning. We also have partnerships with local and national educational institutions for our recruiting efforts. We prioritize employee engagement and transparency by implementing programs and processes to ensure our employees have opportunities to ask questions, voice concerns, and share feedback. This communication is accomplished in part by conducting employee experience surveys, global quarterly town halls, and periodic facility employee meetings. Our fiscal year 2025 United States employee turnover rate was approximately 20%.
Leadership and Culture Development. As new generations enter the workforce, their dedication to sustainability is pivotal for our long-term prosperity. We created the Mueller Development Program (“MDP”) to provide a pathway for upcoming talent. We partner with a third party to bring leadership development programs to our frontline supervisors and managers, which cover topics including resources in time management, communication and team building, as well as personal coaching.
As of September 30, 2025, we employed approximately 3,500 people, 83% of whom work in the United States. As of September 30, 2025, approximately 42% of our United States workforce was represented by collective bargaining agreements. Additionally, we have employees in foreign countries, such as China, which have employee rights laws that include requirements similar to collective bargaining agreements. We believe we have good relations with our employees including those represented by collective bargaining agreements.
We have successfully negotiated and extended several of our collective bargaining agreements in the past. Our locations with employees covered by such agreements are presented below.

Location	Expiration of current agreement(s)
Chattanooga, TN	December 2025
Chattanooga, TN	January 2027
Decatur, IL	June 2027
Albertville, AL	October 2027
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
Our primary end markets are repair and replacement of water infrastructure, driven by municipal spending and new water infrastructure installation in connection with new residential construction. As a result, a significant portion of our business depends on local, state and federal spending on water and wastewater infrastructure upgrade, repair and replacement projects. Funds for water and wastewater infrastructure repair and replacement typically come from local taxes, water fees and water rates. State and local governments and private water entities that do not adequately budget for expenditures when setting tax rates, water rates and water fees, as applicable, could be unable to pay for water infrastructure repair and replacement if they do not have access to other funding sources. In addition, reductions or delays in federal spending related to water or wastewater infrastructure could adversely affect state or local projects and thus may adversely affect our financial results.
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
In addition to competition from United States and Canadian companies, we face the threat of competition from outside of North America. The intensity of competition from these companies is affected by fluctuations in the value of the United States dollar against foreign local currencies, the cost to ship competitive products into North America and the availability of trade remedies, if any. Competition may also increase as a result of competitors located in the United States and Canada shifting their operations to lower-cost countries or otherwise reducing their costs.
Our competitors may reduce the prices of their products or services, improve their quality and functionality or enhance their marketing or sales activities. Any of these potential developments could adversely affect our prices and demand for our products and services.
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
Risks related to our business strategy
We may not be able to adequately manage the risks associated with our products, systems and solutions, including increased warranty costs.
The success of our products and systems depends on our ability to manage the risks associated with their introduction and continued maintenance and management, including the risk that our products and systems may have quality or other defects or deficiencies that result in their failure to satisfy performance or reliability requirements. Our success depends in part on our ability to manage these risks, including costs associated with design, manufacturing, installation, maintenance and warranties. Managing these risks can be costly and technologically challenging, and we cannot determine the ultimate effect they may have. The estimation of warranty liabilities involves considerable judgment due to the complex nature of these exposures and the unique circumstances of various claims. Furthermore, once customers assert claims for an alleged product defect, determining the potential exposure or liability related to such allegation or the extent to which the assertion of these claims may expand geographically may be difficult. Although we maintain insurance for certain product related claims, such policies may not be available to us or adequately cover the liability for damages, the cost of repairs and/or the expense of litigation. Current and future claims may arise out of events or circumstances not covered by insurance and not subject to comprehensive indemnification agreements with our subcontractors. Failure to successfully manage these challenges could result in lost sales, significant expense and harm to our reputation.
Our products and services may be affected from time to time by design and manufacturing defects that could materially adversely affect the business and result in harm to our reputation.
We offer several technologically enhanced, complex hardware and software products, services and solutions that can be negatively impacted by design and manufacturing defects. Defects can also exist in components and products we purchase from third parties. Component defects could make our products unsafe and create a risk of environmental or property damage and personal injury. In addition, our products, services and solutions can have quality issues and from time-to-time experience outages, disruptions, slowdowns or errors. As a result, our products and services may not perform as anticipated and may not meet customer expectations. There can be no assurance we will be able to detect and fix all issues and defects in products, services and solutions we offer. Failure to do so can result in widespread technical and performance issues negatively impacting our products, services and solutions. In addition, we can be exposed to product liability claims, recalls, product replacements or modifications, write-offs of inventory, property, plant and equipment, and/or intangible assets, and significant warranty and other expenses, including litigation costs. Quality problems can also adversely affect the experience for our customers and result in harm to our reputation, loss of competitive advantage, poor market acceptance, reduced demand for products, services and solutions, new products, services and solutions introduction delays and lost sales.
Inefficient or ineffective capital allocation, along with increased capital expenditures to modernize our aging facilities and expand our capabilities and capacity, could adversely affect our operating results, cash availability, strategic opportunities and/or stockholder value.
Our goal is to invest capital to generate long-term value for our stockholders. This includes spending on capital projects; developing or acquiring strategic businesses, technologies and product lines with the potential to strengthen our industry position; enhancing our existing set of product and service offerings or entering into new markets; as well as periodically returning value to our stockholders through share repurchases and dividends. To a large degree, capital efficiency reflects how well we manage key risks. The actions taken to address specific risks may affect how well we manage the more general risk of capital efficiency. If we do not allocate properly and manage our capital, we may fail to produce expected financial results, and we may experience a reduction in stockholder value, including increased volatility in our stock price.
Our business strategy includes developing, acquiring and investing in companies and technologies that broaden our product portfolio or complement our existing business, which could be unsuccessful or consume significant resources and adversely impact our operating results.
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
Part of our growth strategy depends on expanding internationally. Although sales outside of the United States account for a relatively small percentage of our total net sales, we have business activity in Canada, China, Israel and the United Kingdom. Some countries that present potential business opportunities also face political and economic instability and vulnerability to infrastructure and other disruptions. Seeking to expand our business internationally exposes us to additional risks, which include foreign exchange risks and currency fluctuations, as discussed more fully below, political and economic uncertainties, changes in local business conditions and national and international conflicts. A primary risk we face in connection with our export shipments relates to our ability to collect amounts due from customers. We also face the potential risks arising from staffing, monitoring and managing international operations, including the risk that such activities may divert our resources and management time.
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
The Israel-Hamas war caused a temporary shutdown in our facility in Ariel, Israel, in October 2023. While we continue to operate the facility since reopening in November 2023, continued disruptions and escalations of conflicts in the area may increase the likelihood of supply interruptions and may continue to hinder our ability to acquire the necessary materials we need to make our products. Supply disruptions from lack of access to materials has impacted, and continues to impact, our ability to produce and deliver our products on time and at favorable pricing.
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
Inflation has recently adversely affected and has the potential to continue to adversely affect our business, financial condition and results of operations by increasing our overall cost structure, including purchased parts, commodity and raw material costs and labor. In an inflationary environment, we may be unable to raise the prices of our products sufficiently to keep up with the rate of inflation, which would reduce our profit margins and cash flows. Other inflationary pressures could affect wages, the cost and availability of components and raw materials and other inputs and our ability to meet customer demand. Inflation may further exacerbate other risk factors, including supply chain disruptions, risks related to international operations and the recruitment and retention of qualified employees.

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

Challenges and uncertainties with respect to the development, deployment and use of artificial intelligence (“AI”) in our business and products, services and solutions may result in reputational harm, competitive disadvantages and adverse impacts to our operations, business and financial results.
We are in the initial stages of incorporating AI into our operations and our products, services and solutions. AI presents risks and challenges that could adversely impact our business. AI, especially during the early stages of the development and use, carries inherent risks with no guarantee that AI will enhance or improve our operations, products, services or solutions. Ineffective or inadequate AI development or deployment practices could result in unintended consequences. Any disruption, malfunction or failure in AI functionality could result in delays in production, use or sale of our products, services and solutions and adversely affect our business and reputation.
Further, we face risks of competitive disadvantage if our competitors more effectively leverage AI to drive operational efficiencies, create new or enhanced products, services and solutions or otherwise disrupt the marketplace. Failure to effectively develop, implement, use and manage AI may negatively impact our ability to compete, reduce revenue and adversely impact our business.
The legal and regulatory environment landscape surrounding AI is uncertain and rapidly evolving, including the areas of intellectual property, cybersecurity and privacy and data protection. Compliance with new or changing laws, regulations or industry standards relating to AI may require significant investment and resources, and may limit our ability to develop, implement or use AI, which may result in reputational harm, legal liability or other adverse effects on our operations, products, services, solutions and overall business.
Our vendors, suppliers and third-party providers may incorporate AI into their offerings with or without disclosing this use to us. These third-parties may not meet existing or rapidly evolving regulatory or industry standards related to privacy and data protection, or such AI use may result in unintended consequences related to our operations, products, services and solutions, any of which may adversely impact our reputation, operations, products, services, solutions and overall business. Further, threat actors may continue to develop and use AI to engage in illegal activities, including cyberattacks, to access, steal or misuse personal data, confidential information and intellectual property. Any of these uses of AI could damage our reputation, result in the loss of valuable property and information and adversely impact our business.
Misuse of our technology-enabled products, services and solutions could lead to reduced sales, increased costs, liability claims or harm to our reputation.

As we continue to design and develop products, services and solutions that leverage our hosted or cloud-based resources, the internet-of-things and other wireless/remote technologies, and include networks of distributed and interconnected devices that contain sensors, data transfers and other computing capabilities, our customers’ data and systems may be subjected to harmful or illegal content or attacks, including potential cybersecurity threats. Additionally, we may not have adequately anticipated or precluded such cybersecurity threats through our product design or development. These products, services and solutions inevitably contain vulnerabilities or critical security defects which may not have been remedied and cannot be disclosed without compromising security. We may also make prioritization decisions in determining which vulnerabilities or security defects to fix, and the timing of these fixes, which could result in periods of compromised security. These vulnerabilities and security defects could expose us or our customers to a risk of loss, disclosure, or misuse of information/data; adversely affect our operating results; result in litigation, liability or regulatory action (including under laws related to privacy, data protection, data security, network security and consumer protection); deter customers or sellers from using our products, services and solutions; and otherwise harm our business and reputation.

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
In addition, certain statutes, such as CERCLA, may impose strict, joint and several liability for the costs of remedial investigations and actions on entities that generated waste, arranged for disposal of waste, transported to or selected the disposal sites and the past and present owners and operators of such sites. All such “potentially responsible parties” (“PRP”), or any one of them, including us, may be required to bear all of such costs regardless of fault, the legality of the original disposal or ownership of the disposal site. As a result, we may be required to conduct investigations and perform remedial activities at current and former operating and manufacturing sites or waste disposal sites where we have been deemed, or in the future could be named, a PRP with respect to such environmental liabilities, any of which could require us to incur material costs. The final investigation or remediation costs of these environmental sites may exceed estimated costs, and additional sites in the future may require material remediation expenses. If actual expenditures exceed our estimates, our results of operations and financial position could be materially and adversely affected. See “Item 1. BUSINESS - Regulatory and Environmental Matters,” “Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Contingencies” and Note 15. of the Notes to Consolidated Financial Statements.
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
If significant tariffs or other restrictions continue to be placed on foreign imports by the United States and related countermeasures are taken by impacted foreign countries, our sales and results of operations may be harmed. For example, ongoing trade tensions between the United States and China have led to a series of significant tariffs being levied on certain of our product categories. Furthermore, the Trump administration has implemented tariffs on foreign imports into the United States from all of our supplier countries, as well as on specific commodities used in our operations, such as steel, aluminum, and copper. The materials subject to these tariffs can be expected to impact our raw material costs as well. If further tariffs are imposed on a broader range of imports, or if further retaliatory trade measures are taken by China or other countries in response to additional tariffs, we may be required to raise our prices or incur additional expenses, which may result in the loss of customers and harm our operating performance, sales and earnings.
The prices of our purchased components and raw materials can be volatile.
Our operations require substantial amounts of purchased components and raw materials, such as scrap steel, sand, resin, brass ingot and steel pipe. The cost and availability of these materials are subject to economic forces largely beyond our control, including North American and international demand, inflation, foreign currency exchange rates, freight costs, tariffs, commodity speculation and other external factors, including public health crises (such as the COVID-19 pandemic) or other supply chain challenges. Inflation in material costs has occurred in 2024 and 2025 and we expect it to continue into fiscal 2026.
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
Our Krausz business includes a manufacturing facility in Ariel, Israel. In response to the operational challenges created by the Israel-Hamas war, we modified our Krausz operations. Such modifications may continue to adversely impact our operating results. If the current Israel-Hamas ceasefire agreement fails, additional restrictions and other governmental actions could increase the severity of the impact on our operations in Israel and could materially adversely affect our business. A severe disruption to our business may result in significant lost sales and may require substantial recovery time and expenditures to resume operations.
Additionally, if the current Israel-Hamas ceasefire agreement fails and there is additional loss of infrastructure and utilities services, such as energy, transportation, or telecommunications, plant closures and employee concerns in our Krausz business, we could experience increased costs and other negative financial impacts. If such disruptions result in delays or cancellations of customer orders or the manufacture or shipment of our products, our business, operating results and financial condition could be materially adversely affected.
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
Future outbreaks of infectious diseases may result in widespread or localized health crises that adversely affect general commercial activity and the economies and markets of the countries and localities in which we operate, sell and purchase goods and services. Any outbreak of infectious disease poses the risk that we or our employees, contractors, suppliers, customers, transportation providers and other business partners may be prevented or impaired from conducting ordinary business activities for an indefinite period of time, including self-imposed facility shutdowns to protect the health and well-being of our employees or government-mandated shutdowns. In addition, our suppliers, business partners and customers may also experience similar negative impacts. Global supply chains may be disrupted, causing shortages, which could impact our ability to manufacture or supply our products. This disruption of our employees, distributors, suppliers and customers may impact our sales and future operating results.
Item 1C.    CYBERSECURITY
Our Board of Directors maintains oversight responsibility for how we manage risk, and it charges management with assessing and mitigating that risk through the development, implementation and maintenance of our risk management processes, including our cybersecurity program. Our internal audit department, which reports to the Audit Committee, administers our enterprise risk assessment and, in coordination with our legal and compliance functions, is responsible for ongoing enterprise risk management assessments. Our internal audit department also regularly reports to the Board of Directors and its committees on risk-related issues.
The Audit Committee of the Board of Directors oversees our cybersecurity and data privacy programs and practices and consults with management regarding cybersecurity initiatives. This committee is also responsible for reviewing cyber and data security matters, including cybersecurity threats that we may face in our operations and our risk mitigation initiatives. At least twice a year, the Audit Committee receives updates on our cybersecurity and data privacy programs and practices from our Senior Vice President of Information Technology and our Senior Director of Information Security. The topics reported by the

Senior Vice President of Information Technology and our Senior Director of Information Security include updates on cybersecurity threats we face, the status of projects to strengthen our information security systems, assessments of the cybersecurity program, and the emerging threat landscape, as well as the results of any third-party assessments conducted. Our Senior Vice President of Information Technology holds an undergraduate degree in Technology Management (Manufacturing Systems), and has served in various roles in information technology for over 20 years and within Mueller for over five years. Our Senior Director of Information Security holds an undergraduate degree in Computer Engineering and has served in various roles in information security and engineering within Mueller for over 21 years.
We have two cybersecurity teams, each dedicated to a specific area. Our Information Technology Cybersecurity team focuses on corporate programs, and our Products Cybersecurity team focuses on customer-facing programs. These teams work collaboratively to implement programs designed to protect our information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents in accordance with our incident response and recovery plans. To facilitate the success of our cybersecurity risk management program, these teams are responsible for addressing cybersecurity threats and responding to cybersecurity incidents. Through ongoing communications with these teams, the Senior Vice President of Information Technology, the Senior Director of Information Security and the General Counsel monitor the prevention, detection, mitigation and remediation of cybersecurity threats and incidents in real time and report such threats and incidents to the Audit Committee when appropriate. Similarly, the Audit Committee reports cybersecurity threats and incidents to the full Board of Directors as appropriate.
Risk Management and Strategy
Risk Assessment
Our cybersecurity policies, standards, processes and practices are integrated into our enterprise risk management processes and are based on a recognized framework established by the National Institute of Standards and Technology (“NIST”) and combined with the Center of Internet Security (“CIS”) controls framework are used to develop actionable steps for improving technical defenses and protecting against common threats. In general, we seek to address cybersecurity risks through a comprehensive, cross-functional approach that is focused on preserving the confidentiality, integrity and availability of the information that we collect and store by identifying, preventing and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur. We have established and maintain comprehensive incident response and recovery plans that detail our planned responses to cybersecurity incidents. These plans are tested and evaluated on a regular basis. We periodically assess and test the policies, standards, processes and practices that are designed to address cybersecurity threats and incidents. These efforts include a wide range of activities, including audits, assessments, tabletop exercises, threat modeling, vulnerability testing and other exercises focused on evaluating the effectiveness of our cybersecurity measures and planning.
Independent Assessments
We engage third parties to perform assessments of our cybersecurity programs, including information security maturity assessments, audits and independent reviews of our information security control environment and operating effectiveness. The results of such assessments, audits and reviews are reported to the Audit Committee and the Board of Directors, and we adjust our cybersecurity policies, standards, processes and practices as necessary based on the information provided by these assessments, audits and reviews.
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
Effects and Impacts of Cybersecurity Risks
As announced on October 28, 2023, we identified a cybersecurity incident impacting certain internal operations and information technology systems which adversely affected our ability to ship orders in the first quarter of fiscal 2024. All of our facilities were operational by mid-December 2023 and were returned to normalized operations. We incurred $1.5 million of expenses related to the cybersecurity incident in the first fiscal quarter of fiscal 2024. Additionally, we have invested and intend to continue to invest in strengthening our systems, cybersecurity training, policies, programs, response plans and other similar measures. As of the date of this report, except as set forth herein, we are not aware of any risks from cybersecurity threats that have materially affected us, including our business strategy, results of operations or financial condition. See “Item 1A. RISK FACTORS” - “If we do not successfully maintain our information and technology networks, including the security of those networks, our operations could be disrupted and unanticipated increases in costs and/or decreases in sales could result,” “We may fail to effectively manage confidential data, which could harm our reputation, result in substantial additional costs and subject us to litigation,” and “Cyberattacks and security vulnerabilities could lead to reduced sales, increased costs, liability claims, unauthorized access to customer data or harm to our reputation.”

Item 2.PROPERTIES
Our principal properties are listed below.

Location	Activity	Square Footage	Owned or leased
Albertville, AL	Manufacturing	444,000	Owned
Ariel, Israel	Manufacturing	218,300	Leased
Ariel, Israel	Research and development	2,700	Leased
Atlanta, GA	Corporate headquarters	25,000	Leased
Atlanta, GA	Research and development	21,000	Leased
Barrie, Ontario	Distribution	50,000	Leased
Brownsville, TX	Manufacturing	50,000	Leased
Calgary, Alberta	Distribution	40,000	Leased
Chattanooga, TN	Manufacturing	525,000	Owned
Chattanooga, TN	General and administration	17,000	Leased
Chattanooga, TN	Research and development	22,000	Leased
Cleveland, NC	Manufacturing	190,000	Owned
Cleveland, TN	Manufacturing	109,500	Owned
Cleveland, TN	Distribution	100,000	Leased
Dallas, TX	Distribution	26,000	Leased
Decatur, IL	Manufacturing	467,000	Owned
Decatur, IL	Manufacturing	168,000	Owned
Emporia, KS	Distribution	63,000	Leased
Jingmen, China	Manufacturing	154,000	Owned
Kimball, TN	Manufacturing	233,000	Owned
Ocala, FL	Distribution	50,000	Leased
Ontario, CA	Distribution	73,000	Leased
Rosh Haayin, Israel	General and administration	8,400	Leased
Southampton, United Kingdom	Research and development	2,300	Leased
Toronto, Ontario	Research and development	18,000	Leased

Our locations are not managed by segment as several of our locations are not dedicated to products from only one of our two segments. We consider our facilities to be well maintained and believe we have sufficient capacity to meet our anticipated needs through 2026. Our leased properties have terms expiring at various dates through 2034.

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
See “Item 1. BUSINESS - Regulatory and Environmental Matters,” “Item 1A. RISK FACTORS - We are subject to stringent environmental, health and safety laws and regulations that impose significant compliance costs. Any failure to comply with these laws and regulations may adversely affect us,” “Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Contingencies” and Note 15. of the Notes to Consolidated Financial Statements.

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
As of September 30, 2025, there were 78 stockholders of record of our common stock. This figure does not include stockholders whose shares are held in the account of a stockbroker, bank or custodian on behalf of a stockholder or shares which are otherwise beneficially held through intermediaries.
Equity Compensation Plan Information
Information regarding our compensation plans under which equity securities are authorized for issuance is set forth in “Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.”
Sale of Unregistered Securities
We did not sell any unregistered securities within the last fiscal year.
Issuer Purchases of Equity Securities
The following table presents the number and average price of shares purchased in each fiscal month of the fourth quarter of fiscal 2025:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)(2)	Maximum dollar value of shares that may yet be purchased under the plans or programs (in millions)
July 1-31, 2025	—	$—	—	$65.0
August 1-31, 2025	18,045	26.88	—	65.0
September 1-30, 2025	—	—	—	$65.0
Total	18,045	$26.88	—
(1)In 2015, we announced the authorization of a stock repurchase program for up to $50.0 million of our common stock. In 2017, we announced an increase to the authorized amount of this program to $250.0 million. The program does not commit us to a particular timing or quantity of purchases, and we may suspend or discontinue the program at any time.
(2)During the three months ended September 30, 2025, we repurchased no shares of our common stock pursuant to our share repurchase authorization, and we had $65.0 million remaining under this authorization as of September 30, 2025. During the three months ended September 30, 2025, 18,045 shares were surrendered to us to pay the tax withholding obligations of participants in connections with the vesting of equity awards.

Stock Price Performance Graph
The following graph compares the Company’s cumulative quarterly common stock price performance with the Russell 2000 Stock Index (“Russell 2000”) and the Dow Jones U.S. Building Materials & Fixtures Index (“DJ U.S. Building Materials & Fixtures”) since September 30, 2020. Total return values were calculated based on cumulative total return assuming (i) the investment of $100 in our common stock, the Russell 2000 and the DJ U.S. Building Materials & Fixtures on the dates indicated and (ii) reinvestment of all dividends.

Comparison of Cumulative Total Return
Assumes Initial Investment of $100
Total Return since September 30, 2020

$300
$250
$200
$150
$100
$50
$0
Sep-20
Mar-21
Sep-21
Mar-22
Sep-22
Mar-23
Sep-23
Mar-24
Sep-24
Mar-25
Sep-25
Mueller Water Products, Inc
Russell 2000
DJ U.S. Building Materials & Fixtures

Item 6.        [Reserved]

Not applicable.

Item 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the consolidated financial statements and related notes included in Item 8. “Financial Statements and Supplementary Data” of this Annual Report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and other factors that may cause actual results to differ materially from those projected in any forward-looking statements, as discussed in “Disclosure Regarding Forward-Looking Statements.” These risks and uncertainties include but are not limited to those set forth in “Item 1A. RISK FACTORS”. This section of this Form 10-K generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. Discussion of year-to-year comparisons between 2024 and 2023 that are not included in this Form 10-K can be found in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7. of our Annual Report on Form 10-K for the year ended September 30, 2024.
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
In January 2025, we announced the appointment of Ms. Melissa Rasmussen as Senior Vice President and Chief Financial Officer effective March 3, 2025. On March 1, 2025, Mr. Steven S. Heinrichs transitioned from his roles as Chief Financial Officer and Chief Legal Officer to Senior Advisor and remained an advisor until September 30, 2025. In August 2025, we announced the appointment of Ms. Richelle R. Feyerherm as Chief Accounting Officer effective August 15, 2025. Ms. Feyerherm also serves as the Company’s principal accounting officer. On November 6, 2025, we announced that Ms. Marietta Edmunds Zakas will retire as the Company’s Chief Executive Officer and as a member of the Company’s Board of Directors, effective as of February 9, 2026. In connection with Ms. Zakas’ retirement, the Company’s Board of Directors appointed Mr. Paul McAndrew as President and Chief Executive Officer, effective as of the Transition Date.
We estimate approximately 60% to 65% of the Company’s 2025 net sales were associated with the repair and replacement of municipal water infrastructure, approximately 25% to 30% were related to residential construction activity and approximately 10% were related to natural gas utilities and industrial applications.
After experiencing challenges resulting from the COVID-19 pandemic and subsequent supply disruptions in years 2020 through 2023, the seasonality of our business has since returned to more normalized levels, supported by municipal spending on repair and replacement projects and new residential construction activity. According to the United States Department of Labor, the trailing twelve-month average consumer price index for water and sewerage rates as of September 30, 2025 increased 4.6%. Total housing starts in fiscal 2025 decreased 1.1% as compared with fiscal 2024, according to the United States Census Bureau, which included a 5.2% decrease in single family housing starts as compared with fiscal 2024.
Recent Developments
In October 2023, the Israel-Hamas war caused a temporary shutdown in our facility in Ariel, Israel. While we reopened the facility in November 2023, the war caused supply chain challenges that hindered our ability to most efficiently manufacture our products produced in Israel. While the facility was adversely impacted by this event, we have mitigated operational risk by expanding our suppliers and improving throughput in order to increase production levels and to meet customer delivery times. While net sales levels have returned to pre-war levels, margin expansion was further hindered by newly implemented tariffs on products manufactured in Israel and imported into the United States.
While newly implemented tariffs are adversely impacting several product lines, Repair and Specialty Valve product lines are bearing most of the higher costs. In response to tariffs that went into effect in the second half of fiscal 2025, we implemented additional pricing actions, which are expected to mostly offset tariff costs in dollar terms but will result in tariff-related impacts being dilutive to margins. As the tariffs remain uncertain and volatile, we will continue to monitor the situation and take appropriate actions to address inflationary and other cost pressures.
At the end of the first quarter, we ceased melting and casting operations at our legacy brass foundry and transitioned production to our state-of-the-art foundry. We expect this transition will improve operational efficiency and enable us to better serve our service brass customers. As part of Mueller’s overall strategy, we will continue investing in our foundries to expand capacity, increase manufacturing efficiencies and strategically position ourselves as the demand for domestic product is expected to increase given the uncertainty in the current geopolitical and tariff environment.
Outlook
For fiscal year 2026, we anticipate that consolidated net sales will increase between 1.4% and 2.8% as compared with fiscal 2025. The external operating environment remains uncertain as we face changes in government policies, including possible disruptions to global supply chains resulting from such changes, the interest rate and tariff environment, as well as geopolitical conditions and labor and material inflation and availability. We expect these challenges to continue into fiscal 2026. We continue to anticipate resilient demand associated with the municipal repair and replacement end market driven by the aging water infrastructure and increasing water rates, moderated by budgetary and operational pressures on municipalities. We anticipate that new residential construction activity and new lot and land development will be relatively constrained by the uncertainty in the economy, affordability concerns and interest rate environment, depending on the geographic region.
Our orders and shipments in 2025 reflected a more typical operating environment compared with the high backlog environment we experienced during and after the COVID-19 pandemic. For fiscal 2026, we assume that we will continue to experience a more normalized operating environment leading to normalized seasonality for consolidated net sales. Therefore, we anticipate quarterly consolidated net sales as a percentage of fiscal year 2026 consolidated net sales to be the highest in the third quarter and lowest in the first quarter, with a sequential increase in consolidated net sales in the second quarter as the construction season ramps up for the Spring. For fiscal 2026, we anticipate that inflation will continue to modestly impact manufacturing costs, primarily due to wage inflation, as well as raw materials and purchased parts. In addition, higher direct tariff costs of approximately 3% of costs of goods sold are expected to continue to contribute to inflationary pressures in 2026. While pricing actions were taken in 2025 in response to new tariffs, we will continue to monitor the market and economic conditions impacting our business and take appropriate actions to address inflationary and other cost pressures by implementing price increases, cost containment measures and supplier management measures, among other actions.

Results of Operations
Year Ended September 30, 2025 Compared to Year Ended September 30, 2024

	Year ended September 30, 2025
	Water Flow Solutions	Water Management Solutions	Corporate	Consolidated
	(in millions)
Net sales	$824.9	$604.8	$—	$1,429.7
Gross profit	296.3	220.4	—	516.7
Operating expenses:
Selling, general and administrative	90.3	96.9	60.1	247.3
Strategic reorganization and other charges	1.0	0.7	7.1	8.8
Total operating expenses	91.3	97.6	67.2	256.1
Operating income (loss)	$205.0	$122.8	$(67.2)	260.6
Pension benefit other than service				(0.2)
Interest expense, net				6.6
Income before income taxes				254.2
Income tax expense				62.5
Net income				$191.7

	Year ended September 30, 2024
	Water Flow Solutions	Water Management Solutions	Corporate	Consolidated
	(in millions)
Net sales	$755.5	$559.2	$—	$1,314.7
Gross profit	271.9	187.1	—	459.0
Operating expenses:
Selling, general and administrative	92.5	95.0	57.7	245.2
Strategic reorganization and other charges	0.2	1.8	13.8	15.8
Goodwill impairment	—	16.3	—	16.3
Total operating expenses	92.7	113.1	71.5	277.3
Operating income (loss)	$179.2	$74.0	$(71.5)	181.7
Pension expense other than service				4.0
Interest expense, net				12.7
Other expense				1.6
Income before income taxes				163.4
Income tax expense				47.5
Net income				$115.9

Consolidated Analysis
Net sales for 2025 were $1,429.7 million as compared with $1,314.7 million in the prior year, an increase of $115.0 million or 8.7%, primarily as a result of higher sales volumes and higher prices across most product lines.
Gross profit for 2025 was $516.7 million as compared with $459.0 million in the prior year, an increase of $57.7 million or 12.6%, primarily a result of higher volumes across most product lines, favorable pricing, and benefits from manufacturing performance efficiencies, partially offset by approximately 3% inflation and increased tariffs. Manufacturing performance was negatively impacted by a $4.1 million write-down of inventory and other assets associated with our legacy brass foundry in Decatur, Illinois. Gross margin increased to 36.1% in 2025 as compared with 34.9% in the prior year.

Selling, general and administrative expenses (“SG&A”) for 2025 were $247.3 million as compared with $245.2 million in the prior year, an increase of $2.1 million or 0.9%, primarily due to inflation of approximately 3%, unfavorable foreign currency fluctuations, higher personnel-related expenses, including incentive-based compensation, and increased third-party fees. These increases were largely offset by lower intangible amortization, engineering costs, and bad debt expense. As a percentage of net sales, SG&A decreased 140 basis points to 17.3% of net sales from 18.7% in the prior year.
Strategic reorganization and other charges for 2025 of $8.8 million primarily consisted of expenses associated with our leadership transition, certain transaction-related expenses, severance and $1.0 million related to non-cash asset impairment. Strategic reorganization and other charges for 2024 of $15.8 million primarily consisted of expenses associated with our leadership transition, certain transaction-related expenses, $1.8 million related to non-cash asset impairment, expenses associated with the cybersecurity incidents and severance.

During the year ended September 30, 2025, there was no goodwill impairment charge recorded. For the year ended September 30, 2024, a $16.3 million non-cash goodwill impairment charge was recorded within the Water Management Solutions Segment.

Interest expense, net for 2025 was $6.6 million as compared with $12.7 million in the prior year, a decrease of $6.1 million or 48.0%, primarily as a result of higher interest income. The components of interest expense, net are provided below:

	Year ended September 30,
	2025	2024
	(in millions)
4.0% Senior Notes	$18.0	$18.0
Deferred financing costs amortization	1.0	1.0
ABL Agreement	0.8	0.9
Capitalized interest	(0.5)	(0.1)
Other interest expense	0.7	1.7
Total interest expense	20.0	21.5
Interest income	(13.4)	(8.8)
Total interest expense, net	$6.6	$12.7

In 2025, there was no Other expense and, in 2024, there was $1.6 million Other expense for the release of an indemnification receivable related to an expired uncertain tax position.
Income tax expense of $62.5 million in 2025 resulted in an effective income tax rate of 24.6%, which was lower than the 29.1% rate in the prior year primarily as a result of certain non-deductible items recognized in 2024, including a non-cash goodwill impairment charge that did not reoccur in 2025, as well as changes in the valuation allowance related to certain state tax credits and foreign operating losses, tax benefits related to stock compensation, and higher foreign tax rate benefits.
Segment Analysis
Water Flow Solutions
Net sales for 2025 were $824.9 million as compared with $755.5 million in the prior year, an increase of $69.4 million or 9.2%, primarily as a result of higher sales volumes in iron gate valves and specialty products as well as higher pricing across most of Water Flow Solutions’ product lines.
Gross profit for 2025 was $296.3 million as compared with $271.9 million in the prior year, an increase of $24.4 million or 9.0%, primarily as a result of higher volumes in iron gate valves and specialty products, higher pricing and benefits from manufacturing efficiencies, partially offset by approximately 4% inflation and increased tariffs. Gross margin decreased slightly to 35.9% in 2025, as compared with 36.0% in the prior year primarily due to the negative impact of a $4.1 million write-down of inventory and other assets associated with the closure of our legacy brass foundry in Decatur, Illinois.
SG&A for 2025 was $90.3 million as compared with $92.5 million in the prior year, a decrease of $2.2 million or 2.4%, primarily as a result of lower intangible amortization, partially offset by higher personnel-related expenses, including incentive-based compensation, approximately 3% inflation, and higher third-party fees. SG&A as a percentage of net sales was 10.9% and 12.2% for 2025 and 2024, respectively.

Water Management Solutions
Net sales for 2025 were $604.8 million as compared with $559.2 million in the prior year, an increase of $45.6 million or 8.2%, primarily as a result of higher sales volumes in hydrants and repair and installation products as well as higher pricing across most of Water Management Solutions’ product lines.
Gross profit for 2025 was $220.4 million as compared with $187.1 million in the prior year, an increase of $33.3 million or 17.8%, primarily as a result of higher pricing, benefits from manufacturing performance efficiencies, and higher volumes, which were partially offset by increased tariffs and 2% inflation. Gross margin was 36.4% in 2025 and 33.5% in 2024.
SG&A for 2025 was $96.9 million as compared with $95.0 million in the prior year, an increase of $1.9 million or 2.0% primarily due to unfavorable foreign currency fluctuation, inflation of approximately 3%, higher personnel-related expenses, including incentive-based compensation, and third-party fees, largely offset by lower intangible amortization, engineering costs and bad debt expense. SG&A as a percentage of net sales was 16.0% for 2025 and 17.0% in the prior year.
During the year ended September 30, 2025, there was no goodwill impairment charge recorded. For the year ended September 30, 2024, Water Management Solutions incurred a non-cash goodwill impairment charge of $16.3 million.
Corporate
SG&A for 2025 was $60.1 million as compared with $57.7 million in the prior year, an increase of $2.4 million or 4.2% primarily as a result of approximately 3% inflation, higher insurance expense, and unfavorable foreign currency fluctuation.
Liquidity and Capital Resources
As of September 30, 2025, we had cash and cash equivalents of $431.5 million and approximately $163.7 million of additional borrowing capacity under our asset-based lending arrangement (the “ABL”). Undistributed earnings from our subsidiaries in Israel, Canada and China are considered to be permanently reinvested outside of the United States. As of September 30, 2025, cash and cash equivalents included $84.3 million, $14.0 million, and $8.8 million in Israel, Canada, and China, respectively.
Historically, we have funded our liquidity requirements through cash flows from operating activities, borrowings under our credit facilities, and working capital management activities. Our primary historical cash requirements have been for working capital, capital expenditures, income tax payments, and contractual obligations, which primarily consist of required long-term debt and related interest payments and commitments under non-cancellable operating lease agreements. When appropriate, the Company may utilize liquidity towards debt service requirements, including voluntary debt prepayments, as well as repurchases of common stock or other securities, based on excess cash flows. The most significant components of our operating assets and liabilities are inventories, accounts receivable, prepaid expenses and other assets, accounts payable, and other payables and accrued expenses. We closely monitor various items related to cash flow including, but not limited to, cash receipts, cash disbursements, payment terms and discounts. We continue to be focused on these items in addition to other key measures we use to determine how our consolidated business and operating segments are performing.
We believe that cash on hand, cash expected to be generated from operations and the availability of borrowings under our ABL will be sufficient to fund our working capital requirements, liquidity obligations, anticipated capital expenditures, income tax payments and payments due under our existing debt for the next 12 months and thereafter for the foreseeable future. However, our ability to make these payments will depend largely on our future operating performance, which may be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control. Depending on our liquidity levels, conditions in the capital markets and other factors, we may from time to time consider the prepayment, refinancing or issuance of debt, issuance of equity or other securities, the proceeds of which could provide additional liquidity for our operations, as well as modifications to our debt structure or business acquisitions.
Share Repurchase Program
Our stock repurchase program allows us to repurchase up to $250.0 million of our common stock. The program does not commit us to any particular timing or quantity of purchases, and we may suspend or discontinue the program at any time. We repurchased 591,553 and 636,789 shares of our common stock in 2025 and 2024, respectively.
We repurchased $15.0 million of our outstanding common stock during the fiscal year ended September 30, 2025 and had $65.0 million remaining under our share repurchase authorization as of September 30, 2025.

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
Borrowings under the ABL bear interest at a floating rate equal to Secured Overnight Financing Rate (‘SOFR”) plus an adjustment of 10 basis points and an applicable margin range of 150 to 175 basis points, or a base rate, as defined in the ABL, plus an applicable margin of 50 to 75 basis points. As of September 30, 2025, the applicable margin was 150 basis points for SOFR-based loans and 50 basis points for base rate loans.
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
The ABL contains customary terms and conditions as well as various affirmative, negative and financial covenants that, among other things, may restrict the ability of us and our subsidiaries to pay dividends or repurchase stock.
Substantially all of our United States subsidiaries are borrowers under the ABL and are jointly and severally liable for any outstanding borrowings. Our obligations under the ABL are secured by a first-priority perfected lien on all of our United States inventory, accounts receivable, certain cash balances and other supporting assets.
The ABL includes a commitment fee for any unused borrowing capacity of 37.5 basis points per annum when the unused capacity is above 50% of the credit commitments, with a step down to 25.0 basis points per annum when unused capacity is less than or equal to 50% of the credit commitments. As of September 30, 2025, the commitment fee was 37.5 basis points.
Borrowings are not subject to any financial maintenance covenants unless excess availability is less than the greater of $17.5 million and 10% of the Loan Cap as defined in the ABL. Excess availability based on September 30, 2025 data was $163.7 million, as reduced by $11.1 million of outstanding letters of credit and $0.2 million of accrued fees and expenses.
We were in compliance with all required covenants as of September 30, 2025.
4.0% Senior Unsecured Notes
On May 28, 2021, we privately issued $450.0 million of 4.0% Senior Unsecured Notes (“4.0% Senior Notes”), which mature on June 15, 2029 and bear interest at 4.0%, paid semi-annually in June and December. We capitalized $5.5 million of financing costs, which are being amortized over the term of the 4.0% Senior Notes using the effective interest method. Proceeds from the 4.0% Senior Notes, along with cash on hand, were used to redeem previously existing notes. Substantially all of our U.S. subsidiaries guarantee the 4.0% Senior Notes, which are subordinate to borrowings under our ABL. Based on quoted market prices the outstanding 4.0% Senior Notes had a fair value of $434.1 million as of September 30, 2025.
An indenture governing the 4.0% Senior Notes (“Indenture”) contains customary covenants and events of default, including covenants that limit our ability to incur certain debt and liens. We were in compliance with all required covenants as of September 30, 2025. There are no financial maintenance covenants associated with the Indenture.
We may redeem some or all of the 4.0% Senior Notes at any time after June 15, 2024, at specified redemption prices. Upon a Change of Control (as defined in the Indenture), we would be required to offer to purchase the 4.0% Senior Notes at a price equal to 101% of the outstanding principal amount if there is a Ratings Decline (as defined in the Indenture).

Credit Ratings
Our corporate credit rating and the credit ratings for our debt and outlook are presented below:

	Moody’s		Standard & Poor’s
	September 30,		September 30,
	2025	2024	2025	2024
Corporate credit rating	Ba1	Ba1	BB	BB
ABL Agreement	Not rated	Not rated	Not rated	Not rated
4.0% Senior Notes	Ba1	Ba1	BB	BB
Outlook	Stable	Stable	Positive	Stable

These ratings are not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agencies.
Net Cash Flows Provided by Operating Activities
Net cash flows provided by operating activities for the fiscal year ended September 30, 2025 decreased $19.5 million to $219.3 million, from $238.8 million for the fiscal year ended September 30, 2024. Net cash flows provided by operating activities was lower over the comparable periods primarily a result of a $67.7 million change in working capital and other assets and liabilities and a decrease of $27.6 million in non-cash reconciling items, largely offset by an increase in net income of $75.8 million.
Net Cash Flows Used in Investing Activities
Net cash flows used in investing activities for the fiscal year ended September 30, 2025 decreased $0.1 million to $47.1 million, from $47.2 million for the fiscal year ended September 30, 2024. Capital expenditures were generally consistent year over year.
Net Cash Flows Used in Financing Activities
Net cash flows used in financing activities for the fiscal year ended September 30, 2025 increased $12.3 million to $58.3 million, from $46.0 million for the fiscal year ended September 30, 2024. The increase in fiscal year ended September 30, 2025 primarily relates to an additional $5.0 million of shares repurchased under the share repurchase program, $3.0 million in less cash provided by common stock issuances, additional employee taxes related to stock-based compensation of $2.8 million and $2.0 million incremental dividends paid during the year.
Material Cash Requirements
We enter into a variety of contractual obligations as part of our normal operations in addition to capital expenditures. As of September 30, 2025, we have (i) debt obligations related to our $450.0 million 4.0% Senior Notes which mature in 2029 and include cash interest payments of $18.0 million in 2026 annually through 2029; (ii) cumulative cash obligations of $32.8 million for operating leases through 2034 and $4.7 million for finance leases through 2030; and (iii) purchase obligations for raw materials and other purchased parts of $128.3 million and $1.1 million which we expect to incur during 2026 and 2027, respectively. Additionally, we expect to invest to strengthen our information technology systems, cybersecurity training, policies, programs, response plans and other similar measures. We expect to fund these cash requirements from cash on hand and cash generated from operations.
We estimate 2026 capital expenditures will be between $60.0 million and $65.0 million. We intend to increase capital investments in our facilities to expand production capacity and enhance operational capabilities, including investment in our two iron foundries.
We declared a quarterly dividend of $0.070 per common share on October 23, 2025, payable on or about November 20, 2025 to holders of record as of November 10, 2025, which will result in a $10.9 million cash outlay.

Effect of Inflation
We experience changing price levels primarily related to purchased components and raw materials. During our fiscal year 2025, we experienced approximately 3% inflation as compared with our fiscal year 2024 for these inventory items. We anticipate inflation in raw and other material costs in 2026, including on purchased components, which is likely to have an adverse effect on our margins to the extent we are unable to pass on such higher costs to our customers. During fiscal year 2025, we experienced approximately 3% labor cost inflation, which is generally consistent with fiscal year 2024.
Seasonality
Parts of our business depend upon construction activity, which is seasonal in many areas as a result of the impact of cold weather conditions on construction. Net sales and operating income have historically been lowest in the first and second quarters ending December 31 and March 31, respectively, when the northern United States and most of Canada generally face weather conditions that restrict significant construction activity. See “Item 1A. RISK FACTORS - Seasonal demand for certain of our products and services may adversely affect our financial results.”
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
We evaluate goodwill for impairment using a quantitative analysis. The carrying value of the reporting unit, including goodwill, is compared with the estimated fair value of the reporting unit utilizing a combination of the income and market approach as applicable. The income approach is based on projected debt-free cash flow which is discounted to the present value using discount rates that consider the timing and risk of the cash flows. The market approach is based on the guideline public company method, which uses market multiples to value our reporting units.
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

We performed our annual impairment testing as of September 1, 2025. The results of the testing indicated that the fair value exceeded the carrying value of our reporting unit that includes goodwill. As such, no impairment charge was recorded. Our determination of the estimated fair value was based on our concluded value using a combination of the income and market approach. Additionally, we performed our annual impairment testing of indefinite-lived intangible assets as of September 1, 2025 and concluded no impairment charges should be recorded.
Warranty Cost
We accrue for warranty expenses that may include customer costs of repair and/or replacement, including labor, materials, equipment, freight and overhead costs. We accrue for the estimated cost of product warranties at the time of sale. Warranty cost estimates are revised throughout applicable warranty periods as better information becomes available. Critical factors in our analyses include warranty terms, specific claim situations, historical incurred and projected failure rates, the nature of product failures, product and labor costs, and general business conditions. These estimates are inherently uncertain as they are based on historical data. If warranty claims are made in the current period for issues that have not historically been the subject of warranty claims and were not taken into consideration in establishing the accrual or if claims for issues already considered in establishing the accrual exceed expectations, warranty expense may exceed the accrual for that particular product. Additionally, a significant increase in costs to repair or replace could require additional warranty expense. We monitor and analyze our warranty experience and costs periodically and revise our warranty accrual as necessary. However, as we cannot predict actual future claims, the potential exists for the difference in any one reporting period to be material.
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
Workers’ Compensation, Defined Benefit Pension Plans, Environmental and Other Long-term Liabilities
We are obligated for various liabilities that ultimately will be determined over what could be very long future time periods, including workers’ compensation, defined benefit pension plan and environmental liabilities. We established the recorded liabilities for such items as of September 30, 2025 using estimates for when such amounts will be paid and what the amounts of such payments will be. These estimates are subject to change based on numerous factors including, among others, claim development, regulatory changes, technology changes, the investment performance of related assets, longevity of participants, the discount rate used and changes to plan designs.
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

Commodity Price Risk
Our products are made using various purchased components and several basic raw materials, including brass ingot, scrap steel, sand and resin. We expect prices for these items to fluctuate based on marketplace demand. Our product margins and level of profitability may fluctuate depending on our ability to sufficiently pass increases in purchased component and raw material costs on to our customers. To manage commodity price risks, we monitor commodity price fluctuations and may adjust our selling prices accordingly or implement certain supplier pricing agreements. In 2025, we experienced approximately 3% inflation compared to 2024. See “Item 1A. RISK FACTORS - The prices of our purchased components and raw materials can be volatile.”
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
Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report. Based on this evaluation, those officers have concluded that, as of September 30, 2025, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We assessed the effectiveness of our internal control over financial reporting as of September 30, 2025. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013 framework). After doing so, management concluded that, as of September 30, 2025, our internal control over financial reporting was effective.
The effectiveness of our internal control over financial reporting as of September 30, 2025 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report.
Item 9B.    OTHER INFORMATION
(a) Not applicable.
(b) Rule 10b5-1 Trading Plans
Our Section 16 officers and directors, as defined in Rule 16a-1(f) of the Exchange Act, may from time to time enter into plans for the purchase or sale of our common stock that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act. During the quarter ended September 30, 2025, the following officer adopted a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act):
Mr. Steven S. Heinrichs, the Company’s former Chief Financial Officer and Chief Legal and Compliance Officer, adopted a written trading plan on September 9, 2025. The trading plan begins on December 4, 2025, and ends on February 24, 2026. The trading plan is intended to satisfy the affirmative defense conditions of the Exchange Act Rule 10b5-1(c) and permits Mr. Heinrichs to sell up to 27,384 shares of common stock of the Company, subject to certain conditions.
This trading plan was adopted during an open trading window.

No other Section 16 officer or director, as defined in Rule 16a-1(f) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, during the three months ended September 30, 2025.

Item 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
Item 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The name and position as of November 19, 2025 and age of each of our executive officers and directors as of September 30, 2025 are presented below:

Name	Age	Position
Marietta Edmunds Zakas	66	Chief Executive Officer
Paul McAndrew	51	President and Chief Operating Officer
Melissa Rasmussen	48	Senior Vice President and Chief Financial Officer
Chason A. Carroll	50	Senior Vice President, General Counsel and Corporate Secretary
Scott P. Floyd	56	Senior Vice President, Sales and Marketing
Darin Harvey	56	Senior Vice President, Operations and Supply Chain
Todd P. Helms	58	Senior Vice President and Chief Human Resources Officer
Richelle R. Feyerherm	53	Vice President, Chief Accounting Officer and Corporate Controller
Stephen C. Van Arsdell	75	Non-Executive Chair of the Board of Directors
Christian A. Garcia	62	Director
Thomas J. Hansen	76	Director
Brian C. Healy	54	Director
Christine Ortiz	54	Director
Jeffery S. Sharritts	57	Director
Bentina Chisolm Terry	55	Director
Leland G. Weaver	45	Director
Marietta Edmunds Zakas has served as our Chief Executive Officer since May 2024. She served as President and Chief Executive Officer from August 2023 to May 2024, as Executive Vice President and Chief Financial Officer from January 2018 to August 2023 and as Senior Vice President, Strategy, Corporate Development and Communications from November 2006 to December 2017. She also served as the interim head of Human Resources from January 2016 to December 2017. Previously, Ms. Zakas held various positions at Russell Corporation, an athletic apparel, footwear and equipment company, culminating in her role as Corporate Vice President, Chief of Staff, Business Development and Treasurer. From 1993 to 2000, she served as Corporate Vice President, Director of Investor Relations, and Corporate Secretary for Equifax Inc. Ms. Zakas began her career as an investment banker at Morgan Stanley. She earned a Bachelor of Arts degree with honors from Randolph-Macon Woman’s College (now known as Randolph College), a Master of Business Administration degree from the University of Virginia Darden School of Business and a Juris Doctor from the University of Virginia School of Law. Ms. Zakas is a director of BlueLinx Holdings Inc. and is a former director of Atlantic Capital Bank and Atlantic Capital Bancshares.
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
Melissa Rasmussen has served as the Company’s Senior Vice President and Chief Financial Officer since March 2025. Before joining Mueller, she was the Chief Financial Officer of National Vision Holdings, Inc., an optical retail company, from January 2023 to March 2025 and Chief Accounting Officer from August 2019 to January 2023. Prior to this, Ms. Rasmussen held various financial management roles of increasing responsibility at Lexmark International, Inc. from 1998 to 2019, culminating in her service as Lexmark International’s Global Corporate Controller. Throughout her 25-year career, she has gained significant financial and operational experience through various roles, including in mergers and acquisitions, capital market transactions, financial planning and analysis, international operations, investor relations and systems implementation. Ms. Rasmussen earned a Bachelor of Science in Accounting from the University of Kentucky and is a Certified Public Accountant.

Chason A. Carroll has served as our Senior Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary since March 2025. He served as Senior Vice President, General Counsel and Corporate Secretary from January 2024 to March 2025, as Vice President, General Counsel and Corporate Secretary from August 2023 to January 2024, as Vice President, Deputy General Counsel and Assistant Secretary from January 2019 to August 2023 and as Senior Assistant General Counsel from March 2013 to January 2019. Prior to joining us, Mr. Carroll held various positions at Atlanticus Holdings Corporation and Motorola Inc. and engaged in the private practice of law with Taylor English Duma LLP. Mr. Carroll earned a Bachelor of Electrical Engineering degree and a Master of Electrical Engineering degree from Georgia Institute of Technology and a Juris Doctor degree from Georgia State University.
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
Darin Harvey has served as our Senior Vice President, Operations and Supply Chain since September 2025. He previously served as Executive Vice President of Supply Chain and Manufacturing Operations at Advanced Drainage Systems, Inc. from October 2018 to August 2025, Vice President, Supply Chain and Manufacturing at Forum Energy Technologies, Inc. from November 2014 to October 2018, and Vice President of Integrated Supply Chain at Honeywell International Inc. from July 2010 to December 2014. Mr. Harvey earned a Bachelor of Science degree from Florida State University and a Master of Business Administration degree from the University of Tennessee, Knoxville.
Todd P. Helms has served as our Senior Vice President and Chief Human Resources Officer since February 2020. Previously, Mr. Helms held the position of Executive Vice President and Chief Human Resource Officer at Synovus Financial Corporation and as Senior Vice President, Human Resources at Genuine Parts Company. Mr. Helms earned a Bachelor of Science degree from King College, a Bachelor of Mechanical Engineering degree from Georgia Institute of Technology and a Master of Business Administration degree from Ohio University.
Richelle R. Feyerherm has served as our Vice President, Chief Accounting Officer and Corporate Controller since August 2025. She served as Vice President, Operations Controller from November 2019 to August 2025. Prior to joining Mueller, Ms. Feyerherm served as a Financial Officer of the Water Products division of Lonza Group, Ltd. from October 2011 to February 2019. Ms. Feyerherm earned her Bachelor of Science degree from the State University of New York and is a certified public accountant.
Stephen C. Van Arsdell has been a member of our Board of Directors since July 2019 and has served as our Non-Executive Chair since February 2024. Mr. Van Arsdell is a former senior partner of Deloitte LLP, where he served as Chairman and Chief Executive Officer of Deloitte & Touche LLP from 2010-2012 and as Deputy Chief Executive Officer from 2009-2010. He also served as a member of Deloitte’s board of directors from 2003-2009, during which time he held the position of Vice-Chair. Mr. Van Arsdell has served as a member of the board of directors of Old National Bancorp since February 2022 and was a member of the audit committee of Brown Brothers Harriman from 2015 to March 2025. Mr. Van Arsdell previously served as a director of First Midwest Bancorp, Inc. from 2017 to February 2022. Mr. Van Arsdell earned both a Bachelor of Science degree in Accounting and a Master of Accounting Science degree from the University of Illinois. He is a certified public accountant.
Christian A. Garcia has been a member of our Board of Directors since August 2024. Prior to his appointment as a member of the Board, Mr. Garcia was a Board observer from March 2024 to August 2024. Mr. Garcia formerly served as Executive Vice President and Chief Financial Officer from 2020 to 2023 at BrandSafway, a provider of industrial services solutions to commercial, industrial, and infrastructure markets. From January 2020 to August 2020, Mr. Garcia served as the Executive Vice President and Chief Financial Officer of Weatherford International, a publicly listed oil services company. From 2016 to 2019, Mr. Garcia served as Executive Vice President and Chief Financial Officer of Visteon Corporation, a publicly listed provider of automotive cockpit electronics. Previously, Mr. Garcia served as acting Chief Financial Officer of Halliburton Company, where he progressed through a variety of leadership positions including Chief Accounting Officer, Treasurer and Senior Vice President of Investor Relations. Mr. Garcia has served as a Director at Tetra Technologies, Inc. since May 2023 and Bausch Health Companies Inc. since May 2024. He served as a Director of Dana Incorporated from January 2025 to June 2025 and of Keane Group, Inc. from May 2017 to October 2019. Mr. Garcia earned a Bachelor of Science degree in business economics from the University of the Philippines and a Master of Science degree in management from Purdue University.
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
Brian C. Healy has been a member of our Board of Directors since February 2024. Prior to his election as a member of the Board, Mr. Healy was a Board observer from November 2023 to February 2024. Mr. Healy is a lecturer of finance at the University of Virginia McIntire School of Commerce. He previously served as Managing Director and Co-Head of Mergers and Acquisitions in the Americas at Morgan Stanley and was a member of the Investment Banking Management Committee from 2019 to 2023. Mr. Healy also held various leadership roles at Morgan Stanley, including Global Chief Operating Officer of Investment Banking and Head of Firm Strategy and Execution. He serves as a Board Member of Children’s Aid and Family Services of New Jersey. Mr. Healy earned his Bachelor of Science in Commerce from the University of Virginia and a Master of Business Administration degree with a concentration in finance from the University of Chicago.
Christine Ortiz has been a member of our Board of Directors since November 2018. Dr. Ortiz is the Morris Cohen Professor of Materials Science and Engineering at the Massachusetts Institute of Technology and Director of the MIT Technology and Policy Program. The author of more than 200 scholarly publications, she has supervised research projects across multiple academic disciplines, received 30 national and international honors, including the Presidential Early Career Award in Science and Engineering awarded to her by President George W. Bush, and served as the Dean for Graduate Education at Massachusetts Institute of Technology from 2010 to 2016. She is also the founder of an innovative, nonprofit, higher education institution, Station1. Dr. Ortiz has served as a director of Enovis Corporation since 2022. She earned a Bachelor of Science degree from Rensselaer Polytechnic Institute and a Master of Science degree and a Doctor of Philosophy degree from Cornell University, each in the field of materials science and engineering.
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
Bentina Chisolm Terry has been a member of our Board of Directors since February 2025. Prior to her election as a member of the Board, Ms. Terry was a Board Observer from December 2024 to February 2025. Ms. Terry is the President and Chief Executive Officer of Southern Linc and Southern Telecom, subsidiaries of Southern Company, a provider of LTE wireless and dark fiber networks and services to Southern Company electric utilities and external customers. She began her career in the Southern Company system in 2001, holding a number of senior leadership roles in many areas of the business, including Senior Vice President of Customer Strategy and Solutions from 2021 to 2024 and Senior Vice President, Regional External Affairs & Community Engagement from 2017 to 2021 at Southern Company subsidiary Georgia Power Company. Ms. Terry earned a Bachelor of Arts degree from North Carolina State University and a Juris Doctor degree from the University of Michigan.
Leland G. Weaver has been a member of our Board of Directors since February 2025. Prior to his election as a member of the Board, Mr. Weaver was a Board Observer from December 2024 to February 2025. Mr. Weaver formerly served as the President of DuPont Water & Protection, a segment of DuPont de Nemours, Inc., a global leader in science and technology, from September 2021 to February 2025. He began his career with DuPont in 2003, holding various leadership roles including Vice President of Investor Relations from 2019 to 2021 and Vice President of Americas Commercial, Mobility & Materials from 2016 to 2019. Mr. Weaver earned a Bachelor of Science degree from the University of Alabama and a Master of Business Administration degree from the University of Pennsylvania.
Additional Information
The other information required by this item, as well as information relating to compliance with Section 16(a) of the Exchange Act, is incorporated herein by reference to the “Elections of Directors” “Ratification of Appointment of Registered Public Accounting Firm” and “Delinquent Section 16(a) Reports” sections of our definitive proxy statement to be issued in connection with the 2026 Annual Meeting of Stockholders.
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
Item 11.EXECUTIVE COMPENSATION
The information required by this item will be contained in our definitive proxy statement issued in connection with our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Except for the information set forth below and the information set forth in “Part II, Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES,” the information required by this item will be contained in our definitive proxy statement issued in connection with our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.
Securities Authorized for Issuance under Equity Compensation Plans
We have two compensation plans under which our equity securities are authorized for issuance: (1) The Mueller Water Products, Inc. Second Amended and Restated 2006 Employee Stock Purchase Plan (“ESPP Plan”); and (2) The Mueller Water Products, Inc. Third Amended and Restated 2006 Stock Incentive Plan (“2006 Plan”), as amended.
The following table sets forth certain information relating to these equity compensation plans as of September 30, 2025:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance
Equity compensation plans approved by stockholders:
2006 Plan	1,968,966	(1)	$15.89	(2)	6,740,076	(3)
ESPP Plan	20,845		—		3,499,685	(4)
Total	1,989,811				10,239,761

(1)Consists of the maximum number of shares that could be earned upon exercise or vesting of outstanding stock-based awards granted under the 2006 Plan. This includes 706,428 shares associated with share-settled performance units that may or may not be earned, depending on Company performance or stock market performance, as described in Note 10. of the Notes to the Consolidated Financial Statements.
(2)Weighted-average exercise price of 908,204 options.
(3)The number of securities available for issuance under the 2006 Plan is 23,800,000 shares.
(4)The number of securities available for issuance under the ESPP Plan is 7,600,000 shares.

Item 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated herein by reference to the “Election of Directors” section of our definitive proxy statement to be issued in connection with our 2026 Annual Meeting of Stockholders.
Item 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated herein by reference to the “Fees and Services of the Independent Registered Public Accounting Firm” section of our definitive proxy statement to be issued in connection with our 2026 Annual Meeting of Stockholders.

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

3.1	Third Amended and Restated Bylaws of Mueller Water Products, Inc. Incorporated by reference to Exhibit 3.1 to Mueller Water Products, Inc. Form 8-K (File no. 001-32892) filed on May 1, 2025.
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

10.3.1+
Mueller Water Products, Inc. Third Amended and Restated 2006 Stock Incentive Plan. Incorporated by reference to Exhibit C to Mueller Water Products, Inc. Form DEF 14A (File no. 001-32892) filed on December 18, 2024.

Exhibit no.	Document
10.4.2+
Mueller Water Products, Inc. Form of Notice of Stock Option Grant. Incorporated by reference to Exhibit 10.4.2 to Mueller Water Products, Inc. Form 10-K (File no. 001-32892) filed on November 26, 2014.

10.6.1+
Mueller Water Products, Inc. Second Amended and Restated 2006 Employee Stock Purchase Plan. Incorporated by reference to Exhibit B to Mueller Water Products, Inc. Form DEF 14A (File no. 001-32892) filed on December 18, 2024.

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

10.29.4+
Letter Agreement, dated August 21, 2023, by and between Mueller Water Products Inc. and Marietta Edmunds Zakas. Incorporated by reference to Exhibit 10.29.4 to Mueller Water Products, Inc. Form 10-K (File no, 001-32892) filed on December 14, 2023.

10.29.5+
Transition Grant Award Agreement, dated August 24, 2023, by and between Mueller Water Products, Inc. and Marietta Edmunds Zakas. Incorporated by reference to Exhibit 10.29.5 to Mueller Water Products, Inc. Form 10-K (File no. 001-32892) filed on December 14, 2023.

10.29.6+
Letter Agreement, dated December 9, 2024, by and between Mueller Water Products, Inc. and Marietta Edmunds Zakas. Incorporated by reference to Exhibit 10.1 to Mueller Water Products, Inc. Form 8-K (File no. 001-32892) filed on December 11, 2024.

10.29.7+
Transition Agreement, dated November 6, 2025, by and between Mueller Water Products, Inc. and Marietta E. Zakas. Incorporated by reference to Exhibit 10.1 to Mueller Water Products, Inc. Form 8-K (File No. 001-32892) filed on November 6, 2025.

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

10.31.5+
Letter Agreement, dated September 5, 2024, by and between Mueller Water Products, Inc. and Steven S. Heinrichs. Incorporated by reference to Exhibit 10.1 to Mueller Water Products, Inc. Form 8-K (File no. 001-32892) filed on September 5, 2024.

10.31.6+
Letter Agreement, dated November 6, 2025, by and between Mueller Water Products, Inc. and Paul McAndrew. Incorporated by reference to Exhibit 10.2 to Mueller Water Products, Inc. Form 8-K (File no. 001-32982) filed on November 6, 2025.

10.32+
Mueller Water Products, Inc. Form of Performance Restricted Stock Unit Award Agreement (awards granted through fiscal 2022). Incorporated by reference to Exhibit 10.32 to Mueller Water Products, Inc. Form 10-K (File no. 001-32892) filed on November 19, 2021.

10.32.1+
Mueller Water Products, Inc. Form of Performance Restricted Stock Unit Award Agreement - Market Units (awards granted for fiscal 2023). Incorporated by reference to Exhibit 10.32.1 to Mueller Water Products, Inc. Form 10-K (File no. 001-32892) filed on November 20, 2024.

10.32.2+
Mueller Water Products, Inc. Form of Performance Restricted Stock Unit Award Agreement - Market Units (awards granted after fiscal 2023). Incorporated by reference to Exhibit 10.32.2 to Mueller Water Products, Inc. Form 10-K (File no. 001-32892) filed on November 20, 2024.

10.32.3+
Mueller Water Products, Inc. Form of Performance Restricted Stock Unit Award Agreement - ROIC Units (awards granted for fiscal 2023). Incorporated by reference to Exhibit 10.32.3 to Mueller Water Products, Inc. Form 10-K (File no. 001-32892) filed on November 20, 2024.

10.32.4+
Mueller Water Products, Inc. Form of Performance Restricted Stock Unit Award Agreement - ROIC Units (awards granted after fiscal 2023). Incorporated by reference to Exhibit 10.32.4 to Mueller Water Products, Inc. Form 10-K (File no. 001-32892) filed on November 20, 2024.

Exhibit no.	Document
10.32.5+
Mueller Water Products, Inc. Form of Performance Restricted Stock Unit Award Agreement - Market Units (awards granted after fiscal 2024). Incorporated by reference to Exhibit 10.4 to Mueller Water Products, Inc. Form 10-Q (File no. 001-32892) filed on February 5, 2025.

10.32.6+
Mueller Water Products, Inc. Form of Performance Restricted Stock Unit Awards Agreement - ROIC Units (awards granted after fiscal 2024). Incorporated by reference to Exhibit 10.5 to Mueller Water Products, Inc. Form 10-Q (File no. 001-32892) filed on February 5, 2025.

10.33+
Mueller Water Products, Inc. Form of Restricted Stock Unit Award Agreement (awards granted through fiscal 2023). Incorporated by reference to Exhibit 10.33 to Mueller Water Products, Inc. Form 10-K (File no. 001-32892) filed on November 19, 2021.

10.33.1+
Mueller Water Products, Inc. Form of Restricted Stock Unit Award Agreement (awards granted after fiscal 2023). Incorporated by reference to Exhibit 10.33.1 to Mueller Water Products, Inc. Form 10-K (File no. 001-32892) filed on November 20, 2024.

10.33.2+
Mueller Water Products, Inc. Form of Restricted Stock Unit Award Agreement (awards granted after fiscal 2024). Incorporated by reference to Exhibit 10.6 to Mueller Water Products, Inc. Form 10-Q (File no. 001-32892) filed on February 5, 2025.

10.34+
Mueller Water Products, Inc. Form of Stock Option Grant Award Agreement (awards granted through fiscal 2023). Incorporated by reference to Exhibit 10.34 to Mueller Water Products, Inc. Form 10-K (File no. 001-32892) filed on November 19, 2021.

10.34.1+
Mueller Water Products, Inc. Form of Stock Option Grant Award Agreement (awards granted after fiscal 2023). Incorporated by reference to Exhibit 10.34.1 to Mueller Water Products, Inc. Form 10-K (File no. 001-32892) filed on November 20, 2024.

10.34.2+
Mueller Water Products, Inc. Form of Stock Option Grant Awards Agreement (awards granted after fiscal 2024). Incorporated by reference to Exhibit 10.7 to Mueller Water Products, Inc. Form 10-Q (File no. 001-32892) filed on February 5, 2025.

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
10.38+
Offer Letter, dated January 9, 2025, by and between Mueller Water Products, Inc. and Melissa Rasmussen. Incorporated by reference to Exhibit 10.1 to Mueller Water Products, Inc. Form 8-K (File no. 001-32892) filed on January 16, 2025.

10.39+	Mueller Water Products, Inc. Executive Severance Plan. Incorporated by reference to exhibit 10.3 to Mueller Water Products, Inc. Form 10-Q (File no. 001-32892) filed on February 5, 2025.
14.1+
Code of Business Conduct and Ethics for Mueller Water Products, Inc. Incorporated by reference to Exhibit 14.1 to Mueller Water Products, Inc. Form 10-K (File no. 001-32892) files on December 14, 2023.

19.1	Mueller Water Products, Inc. Insider Trading Policy. Incorporated by reference to Exhibit 19.1 to Mueller Water Products, Inc. Form 10-K (File no. 001-32892) filed on November 20, 2024.
21.1*	Subsidiaries of Mueller Water Products, Inc.
23.1*	Consent of Independent Registered Accounting Firm.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit no.	Document
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1
Mueller Water Products, Inc. Incentive Compensation Recovery Policy. Incorporated by reference to Exhibit 97.1 to Mueller Water Products, Inc. Form 10-K (File no. 001-32892) filed on December 14, 2023.

101*
The following financial information from the Annual Report on Form 10-K for the year ended September 30, 2025, formatted in XBRL (Extensible Business Reporting Language), (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

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
Date: November 19, 2025

MUELLER WATER PRODUCTS, INC.

By:	/s/ Marietta Edmunds Zakas
Name: Marietta Edmunds Zakas
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Marietta Edmunds Zakas	Chief Executive Officer	November 19, 2025
Marietta Edmunds Zakas

/s/ Melissa Rasmussen	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	November 19, 2025
Melissa Rasmussen

/s/ Richelle Feyerherm	Vice President and Chief Accounting Officer (Principal Accounting Officer)	November 19, 2025
Richelle Feyerherm

/s/ Stephen C. Van Arsdell	Non-Executive Chair of the Board of Directors	November 19, 2025
Stephen C. Van Arsdell

/s/ Christian A. Garcia	Director	November 19, 2025
Christian A. Garcia

/s/ Thomas J. Hansen	Director	November 19, 2025
Thomas J. Hansen

/s/ Brian C. Healy	Director	November 19, 2025
Brian C. Healy

/s/ Christine Ortiz	Director	November 19, 2025
Christine Ortiz

/s/ Jeffery S. Sharritts	Director	November 19, 2025
Jeffery S. Sharritts

/s/ Bentina Chisolm Terry	Director	November 19, 2025

Bentina Chisolm Terry

/s/ Leland G. Weaver	Director	November 19, 2025
Leland G. Weaver

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Mueller Water Products, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mueller Water Products, Inc. and subsidiaries (the Company) as of September 30, 2025 and 2024, the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended September 30, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2025, and 2024, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated November 19, 2025 expressed an unqualified opinion thereon.

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

Valuation of Goodwill
Description of the Matter
As of September 30, 2025, the Company’s goodwill balance was $89.2 million and relates to a reporting unit within the Water Management Solutions segment. As described in Note 5 to the consolidated financial statements, goodwill is tested for impairment at the reporting unit level on an annual basis or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company performed its annual impairment test of goodwill and determined the reporting unit fair value using the discounted cash flow method, a form of the income approach, and the guideline public company method, a form of the market approach.

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
November 19, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Mueller Water Products, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Mueller Water Products, Inc. and subsidiaries’ internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Mueller Water Products, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 30, 2025 and 2024, the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended September 30, 2025, and the related notes and our report dated November 19, 2025 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Atlanta, Georgia
November 19, 2025

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,
	2025	2024
	(in millions, except share amounts)
Assets:
Cash and cash equivalents	$431.5	$309.9
Receivables, net of allowance for credit losses of $3.6 million and $8.3 million	211.9	208.9
Inventories, net	328.7	301.7
Other current assets	56.8	37.9
Total current assets	1,028.9	858.4
Property, plant and equipment, net	335.7	318.8
Intangible assets, net	307.3	309.7
Goodwill, net	89.2	80.7
Other noncurrent assets	77.8	68.3
Total assets	$1,838.9	$1,635.9

Liabilities and stockholders’ equity:
Current portion of long-term debt	$1.2	$0.8
Accounts payable	134.4	109.9
Other current liabilities	154.7	147.3
Total current liabilities	290.3	258.0
Long-term debt	450.4	448.7
Deferred income taxes	51.0	55.4
Other noncurrent liabilities	65.5	63.7
Total liabilities	857.2	825.8

Commitments and contingencies (Note 15.)

Preferred stock: par value $0.01 per share; 60,000,000 shares authorized, none outstanding as of September 30, 2025 and 2024	—	—
Common stock: par value $0.01 per share; 600,000,000 shares authorized; 156,331,004 and 156,227,170 shares outstanding as of September 30, 2025 and 2024, respectively	1.6	1.6
Additional paid-in capital	1,158.9	1,205.2
Accumulated deficit	(174.2)	(365.9)
Accumulated other comprehensive loss	(4.6)	(30.8)
Total stockholders’ equity	981.7	810.1
Total liabilities and stockholders’ equity	$1,838.9	$1,635.9

The accompanying notes are an integral part of the consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended September 30,
	2025	2024	2023
	(in millions, except per share amounts)
Net sales	$1,429.7	$1,314.7	$1,275.7
Cost of sales	913.0	855.7	896.2
Gross profit	516.7	459.0	379.5
Operating expenses:
Selling, general and administrative	247.3	245.2	241.9
Strategic reorganization and other charges	8.8	15.8	10.2
Goodwill impairment	—	16.3	—
Total operating expenses	256.1	277.3	252.1
Operating income	260.6	181.7	127.4
Pension (benefit) expense other than service	(0.2)	4.0	3.7
Interest expense, net	6.6	12.7	14.7
Other expense	—	1.6	—
Income before income taxes	254.2	163.4	109.0
Income tax expense	62.5	47.5	23.5
Net income	$191.7	$115.9	$85.5

Net income per basic share	$1.23	$0.74	$0.55
Net income per diluted share	$1.22	$0.74	$0.55

Weighted average shares outstanding:
Basic	156.4	155.9	156.3
Diluted	157.5	156.9	156.8

Dividends declared per share	$0.268	$0.256	$0.244

The accompanying notes are an integral part of the consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended September 30,
	2025	2024	2023
	(in millions)
Net income	$191.7	$115.9	$85.5
Other comprehensive income (loss), net of income tax:
Pension actuarial amortization	4.8	8.8	7.8
Foreign currency translation	21.4	9.1	(11.9)
Total other comprehensive income (loss)	26.2	17.9	(4.1)
Total comprehensive income	$217.9	$133.8	$81.4
The accompanying notes are an integral part of the consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Total
	(in millions)
Balance as of September 30, 2022	$1.6	$1,279.6	$(567.3)	$(44.6)	$669.3
Net income	—	—	85.5	—	85.5
Dividends declared	—	(38.1)	—	—	(38.1)
Stock-based compensation	—	8.5	—	—	8.5
Shares retained for employee taxes	—	(2.3)	—	—	(2.3)
Common stock issued	—	2.7	—	—	2.7
Stock repurchased under buyback program	—	(10.0)	—	—	(10.0)
Other comprehensive loss, net of tax	—	—	—	(4.1)	(4.1)
Balance as of September 30, 2023	1.6	1,240.4	(481.8)	(48.7)	711.5
Net income	—	—	115.9	—	115.9
Dividends declared	—	(39.9)	—	—	(39.9)
Stock-based compensation	—	9.0	—	—	9.0
Shares retained for employee taxes	—	(2.0)	—	—	(2.0)
Common stock issued	—	7.7	—	—	7.7
Stock repurchased under buyback program	—	(10.0)	—	—	(10.0)
Other comprehensive income, net of tax	—	—	—	17.9	17.9
Balance as of September 30, 2024	1.6	1,205.2	(365.9)	(30.8)	810.1
Net income	—	—	191.7	—	191.7
Dividends declared	—	(41.9)	—	—	(41.9)
Stock-based compensation	—	10.7	—	—	10.7
Shares retained for employee taxes	—	(4.8)	—	—	(4.8)
Common stock issued	—	4.7	—	—	4.7
Stock repurchased under buyback program	—	(15.0)	—	—	(15.0)
Other comprehensive income, net of tax	—	—	—	26.2	26.2
Balance as of September 30, 2025	$1.6	$1,158.9	$(174.2)	$(4.6)	$981.7

The accompanying notes are an integral part of the consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended September 30,
	2025	2024	2023
	(in millions)
Operating activities:
Net income	$191.7	$115.9	$85.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	39.7	39.1	34.4
Amortization	7.2	27.1	28.1
Goodwill impairment	—	16.3	—
Non-cash asset impairment	1.0	1.8	—
(Gain) loss on sale of assets	(0.2)	0.5	(4.0)
Stock-based compensation	10.7	9.0	8.5
Pension cost	0.5	4.6	4.4
Deferred income taxes	(7.0)	(21.5)	(14.4)
Inventory reserves provision	2.0	4.5	0.4
Other, net	0.9	1.0	0.9
Changes in assets and liabilities:
Receivables, net	(2.4)	8.4	10.9
Inventories	(27.3)	(8.0)	(19.9)
Other assets	(20.0)	(7.7)	(3.3)
Accounts payable	17.5	6.8	(19.7)
Other current liabilities	4.2	31.7	(2.0)
Other noncurrent liabilities	0.8	9.3	(0.8)
Net cash provided by operating activities	219.3	238.8	109.0
Investing activities:
Capital expenditures	(47.3)	(47.4)	(47.6)
Proceeds from sales of assets	0.2	0.2	5.5
Net cash used in investing activities	(47.1)	(47.2)	(42.1)
Financing activities:
Dividends paid	(41.9)	(39.9)	(38.1)
Stock repurchased under buyback program	(15.0)	(10.0)	(10.0)
Employee taxes related to stock-based compensation	(4.8)	(2.0)	(2.3)
Common stock issued	4.7	7.7	2.7
Debt issuance costs	—	(0.9)	—
Payments for finance lease obligations	(1.3)	(0.9)	(1.1)
Net cash used in financing activities	(58.3)	(46.0)	(48.8)
Effect of currency exchange rate changes on cash	7.7	4.0	(4.3)
Net change in cash and cash equivalents	121.6	149.6	13.8
Cash and cash equivalents at beginning of year	309.9	160.3	146.5
Cash and cash equivalents at end of year	$431.5	$309.9	$160.3

The accompanying notes are an integral part of the consolidated financial statements.

Supplemental cash flow information:
Cash paid for interest, net	$5.5	$10.0	$15.1
Cash paid for income taxes, net	$69.1	$74.4	$37.7

Non-cash investing and financing activities:
Property, plant and equipment accrued and unpaid	$8.8	$—	$—
Property, plant and equipment acquired through finance leases	$2.8	$2.3	$0.9

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
We have approximately 3,500 employees globally, of which approximately 42% of our United States workers are covered by collective bargaining agreements.
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
We present trade receivables net of expected customer discounts and an allowance for credit losses. Our consolidated statements of operations include the expected credit losses either arising or changing during the period for our receivables. In the period in which we determine a receivable will not be collected, in whole or in part, we write-off the uncollectible amount against the allowance. Our judgments of expected credit losses are based on prior collection experience, customer creditworthiness, other current conditions, and forecasts of economic trends which may affect the collectability of the receivables. Differences in actual rather than expected industry or economic conditions could impact our customers’ ability to pay resulting in actual credit losses differing from the amounts included in the allowance and such differences could be significant.
The following table summarizes information concerning our allowance for credit losses:

	2025	2024	2023
	(in millions)
Balance at beginning of year	$8.3	$7.3	$5.6
Provision charged to expense	0.2	2.7	1.9
Write-offs and other	(4.9)	(1.7)	(0.2)
Balance at end of year	$3.6	$8.3	$7.3

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
The following table summarizes information concerning our inventory valuation reserves:

	2025	2024	2023
	(in millions)
Balance at beginning of year	$21.4	$16.8	$16.5
Provision charged to expense	11.9	13.3	3.8
Inventory disposed	(9.9)	(8.7)	(3.5)
Balance at end of year	$23.4	$21.4	$16.8

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

Liabilities are recognized at fair value for asset retirement obligations related to plant and landfill closures in the period in which they are reasonably estimable and the carrying amounts of the related long-lived assets are correspondingly adjusted. Over time, the liabilities are accreted to their estimated future values. As of September 30, 2025, and 2024, asset retirement obligations, which are included in Other current liabilities and Other noncurrent liabilities, were $4.8 million and $4.2 million, respectively.
Leases. Refer to Note 4. for information regarding our leases.
Goodwill and Intangible Assets. We test goodwill and indefinite-lived intangible assets for impairment annually or more frequently if events or circumstances indicate impairment is possible. We perform our annual impairment testing as of September 1. Refer to Note 5. for information regarding our goodwill and indefinite-lived intangible asset impairment testing.
Impairment of Long-Lived Assets. Long-lived assets, such as property and equipment and intangibles with finite lives, are amortized and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets of an asset group may not be recoverable. An asset group is generally established by identifying the lowest level of cash flows generated by a group of assets that are largely independent of the cash flows of other groups of assets. Recoverability of an asset group to be held and used is measured by a comparison of the carrying amount of the asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount exceeds the fair value of the asset group.
Workers’ Compensation. Our exposure to workers’ compensation claims is generally limited to $0.8 million per incident. Liabilities, including those related to claims incurred but not reported, are recorded principally using periodic valuations based on discounted future expected payments and using historical data combined with insurance industry data when historical data is limited. Our gross workers’ compensation liability, which is included in Other current liabilities and Other noncurrent liabilities, was $10.4 million as of September 30, 2025, and we expect to recover $6.9 million in insurance and reimbursements which is included as a receivable in Other current assets and Other noncurrent assets. As of September 30, 2024, our gross worker’s compensation liability was $10.4 million and our insurance receivable was $6.5 million.
Warranty Costs. We accrue for costs to repair and/or replace products pursuant to the terms of our assurance warranties. These costs include labor, materials, equipment, freight and overhead costs. We accrue for the estimated cost of product warranties at the time of sale. We monitor and analyze our warranty experience and costs periodically and revise our warranty accruals as necessary. Factors considered in our accrual analyses include warranty terms, specific claim situations, historical incurred and projected failure rates, the nature of product failures, product and labor costs, and general business conditions.
Activity in our accrued warranty, reported within Other current liabilities and Other noncurrent liabilities, is presented below:

	2025	2024	2023
	(in millions)
Balance at beginning of year	$23.6	$15.7	$10.7
Provision charged to expense	14.9	13.0	14.8
Warranty utilization	(12.9)	(5.1)	(9.8)
Balance at end of year	$25.6	$23.6	$15.7

Deferred Financing Costs. Costs to obtain debt are deferred and amortized to expense over the term of the underlying debt agreement. When an amendment to the underlying debt or a prepayment occurs, the remaining cost and the period over which the financing costs are amortized are reassessed.
Deferred financing costs are offset against the underlying long-term debt in the accompanying consolidated balance sheets. Deferred financing costs under agreements that do not have outstanding debt such as our asset-based lending agreement (“ABL”), and in other instances, such as our NMTC transaction, are included in Other noncurrent assets consistent with the term of the instrument. Deferred financing costs of $3.5 million as of September 30, 2025, include: $2.5 million related to the 4.0% Senior Unsecured Notes (“4.0% Senior Notes”), $0.9 million related to the ABL and $0.1 million related to the NMTC transaction which are amortized on a straight-line basis. These amounts are amortized over the remaining term of the respective debt using the effective interest method or on a straight-line basis. Refer to Note 7. for disclosures related to our borrowing arrangements.

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
Translation of Foreign Currency. Foreign reporting entities are remeasured into local currencies with the effect reflected in the consolidated statements of operations. Assets and liabilities of our businesses whose functional currencies are not denominated in the United States dollar are translated into United States dollars using currency exchange rates at the balance sheet date. Revenues and expenses are translated at average currency exchange rates during the period. Foreign currency translation gains and losses are reported as a component of accumulated other comprehensive income (loss). Gains and losses resulting from foreign currency transactions are included in earnings as incurred. For the years ended September 30, 2025 and September 30, 2024, we recorded a foreign exchange loss of $9.5 million and $2.2 million, respectively. For the year ended September 30, 2023, we recorded a foreign exchange gain of $3.3 million.
Recently Adopted Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 requires public business entities that disclose information on their reportable segments to provide additional information on their significant expense categories and “other segment items,” which represent the difference between segment revenue less significant segment expense and a segment’s measure of profit or loss. A description of “other segment items” is also required. Further, certain segment related disclosures that were limited to annual disclosure are now required at interim periods. Finally, public business entities are required to disclose the title and position of their Chief Operating Decision Maker (“CODM”) and explain how the CODM uses the reported measures of profit or loss to assess segment performance. This guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Upon adoption, ASU 2023-07 should be applied retrospectively to all prior periods. The Company adopted this standard using the retrospective method in the fourth quarter of 2025. The adoption did not have a material impact on the Company’s financial statements disclosures. Refer to Note 14. for the additional required disclosures under ASU 2023-07.

Accounting Pronouncements Not Yet Adopted
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

In September 2025, the FASB issued ASU No. 2025-06 “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software” (“ASU 2025-06”). ASU 2025-06 removes references to software development project stages and considers different software development methods, including methods that entities may use to develop software in the future. The ASU requires entities to capitalize software costs when: (1) Management has authorized and committed to funding the software project and (2) It is probable that the project will be completed, and the software will be used to perform the function intended (referred to as the “probable-to-complete recognition threshold”). In evaluating the probable-to-complete threshold, an entity is required to consider whether there is significant uncertainty associated with the development activities of the software. Disclosure of the capitalized internal-use software balance and accumulated amortization at the balance sheet date, along with amortization for the period and a description of the method to compute amortization is required. The guidance is effective for annual fiscal years beginning after December 15, 2027, and interim periods within those annual reporting periods. Early adoption is permitted at the beginning of an annual period. Upon adoption, ASU 2025-06 may be applied on a retrospective, prospective or modified prospective basis, with a cumulative effect adjustment to retained earnings required for retrospective or modified prospective adoption. We are currently evaluating the impact ASU 2025-06 will have on our financial statements and related disclosures.

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
The table below presents the balances of our customer receivables and deferred revenue:

	September 30,
	2025	2024
	(in millions)
Billed receivables	$210.8	$212.7
Unbilled receivables	4.7	4.5
Gross customer receivables	215.5	217.2
Allowance for credit losses	(3.6)	(8.3)
Receivables, net	$211.9	$208.9

Deferred revenue	$12.1	$12.8

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
Advance payments and billings in excess of revenue are recognized and recorded as deferred revenue and classified as Other current liabilities or Other noncurrent liabilities in the accompanying consolidated balance sheets based on the timing of when we expect to recognize revenue. Deferred revenue represents contract liabilities and is recorded when customers remit cash payments in advance of our satisfaction of performance obligations under contractual arrangements. Contract liabilities are reversed when the performance obligation is satisfied and revenue is recognized.
Deferred revenue primarily consists of amounts related to monitoring, leak detection, software and hosting services. Activity in deferred revenue is presented below:

	September 30,
	2025	2024
	(in millions)
Balance at beginning of year	$12.8	$9.2
Revenue deferred	9.5	12.2
Previously deferred revenue recognized	(10.2)	(8.6)
Balance at end of year	$12.1	$12.8
Current deferred revenue was $7.1 million as of September 30, 2025 and $7.1 million as of September 30, 2024. Noncurrent deferred revenue was $5.0 million as of September 30, 2025 and $5.7 million as of September 30, 2024. We estimate that noncurrent deferred revenue will be recognized as follows: $1.5 million in 2027, $1.3 million in 2028, $0.7 million in 2029, $0.5 million in 2030, $0.4 million in 2031 and $0.6 million thereafter.
Performance Obligations
A performance obligation is a promise in a contract to transfer a distinct good or service to a customer. Our performance obligations are generally satisfied at a point in time for sales of equipment and products and over time for our software hosting and leak detection monitoring services. Performance obligations are supported by customer contracts which provide frameworks for the nature of the distinct products or services. The transaction price is adjusted for our estimate of variable consideration which may include discounts and rebates. To estimate variable consideration, we apply the expected value or the most likely amount method based on whichever method more appropriately predicts the amount of consideration we expect to receive. The method applied is typically based on historical experience and known trends. We include estimated variable consideration in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur in future periods when the uncertainty associated with the variable consideration is subsequently resolved. We exclude from the measurement of the transaction price all taxes assessed by a governmental authority.
We do not adjust the transaction price of a contract for the effects of a significant financing component if, at the inception of the contract, we expect that the period between when we transfer a product or service to a customer and when a customer remits payment will be one year or less.
Revenues from products and services transferred to customers at a point in time represented 98% of our revenues in fiscal years 2025, 2024, and 2023. The revenues recognized at a point in time related to the sale of our products and services are recognized when the obligations of the contract terms are satisfied, which is when the customer is able to direct the use of and obtain substantially all of the benefits from the product or service, which generally occurs upon shipment when control of the product or service transfers to the customer.
Revenues from products and services transferred to customers over time represented 2% of our revenues in fiscal years 2025, 2024, and 2023.
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
Disaggregation of Revenue
Refer to Note 14. for information regarding disaggregation of our revenues from contracts with customers by reportable segment and by geographical region based on customer location. Economic factors may impact the nature, amount, timing and certainty of our revenue and cash flows.
Note 4.        Leases
Presentation of Leases
We lease certain office, warehouse, manufacturing, distribution, and research and development facilities and equipment under operating leases. Our leases have remaining lease terms of up to eight years. The terms and conditions of our leases may include options to extend or terminate the lease early. These factors are considered at lease inception or at the time of the amendment and included in the lease term when these options are reasonably certain of exercise.
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
Our short-term lease cost for the year ended September 30, 2025 was $2.6 million. Short-term lease cost for the years ended September 30, 2024, and 2023 were immaterial. Our short-term lease commitments as of September 30, 2025, and 2024 are immaterial.
We have certain lease contracts with terms and conditions that include variable payments based on changes in facts or circumstances occurring after the commencement date. These variable lease payments are recognized in our consolidated statements of operations as the obligation is incurred.
As of September 30, 2025, any legally-binding minimum lease payments for operating leases signed but not yet commenced, subleases, or leases that impose significant restrictions or covenants, were immaterial. We did not have any related-party leases or sale-leaseback arrangements as of September 30, 2025, or September 30, 2024.
The components of lease cost are presented below:

	Year ended September 30,
	2025	2024	2023
	(in millions)
Operating lease cost	$7.5	$6.9	$6.3
Finance lease cost	1.3	0.9	1.1
Total lease cost	$8.8	$7.8	$7.4
Supplemental cash flow information related to leases is presented below:

	Year ended September 30,
	2025	2024
	(in millions)
Operating cash used for operating leases	$7.5	$7.0
Financing cash used for finance leases	$1.3	$0.9
Supplemental information regarding our lease assets and liabilities is presented below:

		September 30,
		2025	2024
		(in millions)
Right-of-use assets:
Operating leases	Other noncurrent assets	$27.3	$26.9
Finance leases	Plant, property and equipment	4.1	2.7
Total right-of-use assets		$31.4	$29.6
Lease liabilities:
Operating leases - current	Other current liabilities	$6.4	$5.5
Operating leases - noncurrent	Other noncurrent liabilities	22.0	22.5
Finance leases - current	Current portion of long-term debt	1.2	0.8
Finance leases - noncurrent	Long-term debt	2.9	1.9
Total lease liabilities		$32.5	$30.7

Supplemental information related to lease terms and discount rates is presented below.

	Year ended September 30,
	2025	2024
Weighted-average remaining lease term (years):
Operating leases	5.51	6.14
Finance leases	3.36	3.64
Weighted-average interest rate:
Operating leases	5.44%	5.48%
Finance leases	7.24%	7.10%

Scheduled maturities for our lease liabilities as of September 30, 2025 are as follows:

	Operating Leases	Finance Leases
	(in millions)
2026	$7.8	$1.5
2027	7.0	1.3
2028	5.4	1.3
2029	3.5	0.5
2030	2.5	0.1
Thereafter	6.6	—
Total lease payments	32.8	4.7
Less: imputed interest	(4.4)	(0.6)
Present value of lease liabilities	$28.4	$4.1

Note 5.    Goodwill and Intangible Assets
Goodwill
Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis on September 1 of each fiscal year or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.
The carrying value of the reporting unit, including goodwill, is compared with the estimated fair value of the reporting unit as determined utilizing a combination of the income and market approach. The income approach, which is a level 3 fair value measurement, is based on projected debt-free cash flow estimates which are discounted to the present value using discount rates that consider the timing and risk of those cash flows. The market approach is based on the guideline public company method, which uses market multiples to value our reporting units as applicable. We weight the approaches in a manner considering the risks of the underlying cash flows. The key assumptions used in estimating the fair value of our reporting units utilizing the income approach include management's best estimate of revenue, earnings before interest, taxes, depreciation and amortization (“EBITDA”) margin, and discount rate. The key assumptions used in estimating the fair value of our reporting units utilizing the market approach include revenue multiples, and EBITDA multiples. Accordingly, a change in market conditions or other factors could have a material effect on the estimated values. There are inherent uncertainties related to the assumptions used and to management's application of these assumptions.
We performed our annual impairment testing as of September 1, 2025. The results of the testing indicated that the fair value exceeded the carrying value of our reporting unit which contained goodwill. As a result, no impairment charge was recorded during the fiscal year ended September 30, 2025.
As a result of our annual impairment test as of September 1, 2024, we recorded an impairment charge of $16.3 million. The results of the testing indicated that the carrying value of a reporting unit within Water Management Solutions exceeded the fair value primarily due to lower forecasted revenues and profitability based on a change, during the fourth quarter of 2024, in the forecasted product portfolio.

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
We performed our annual impairment testing as of September 1, 2025 based on quantitative factors and, as a result, no impairment charge was recorded.
Intangible Assets
Direct internal and external costs to develop software used in the provision of services to customers by Water Management Solutions are capitalized and amortized over the six-year estimated useful life of the software, beginning when the software is ready for its intended use. As of September 30, 2025, the remaining weighted-average amortization period for this software was 4.4 years. Amortization expense related to such software assets was $2.2 million in 2025, $2.6 million in 2024, and $2.9 million in 2023. Amortization expense for each of the next five years is expected to be $2.3 million in 2026, $1.8 million in 2027, $1.5 million in 2028, $1.1 million in 2029 and $0.7 million in 2030.
As of September 30, 2025, the remaining weighted-average amortization periods for business combination-related finite-lived customer relationships and technology intangible assets were 6.7 years and 6.2 years, respectively. Amortization expense related to these assets was $5.0 million, $24.9 million and $25.2 million for 2025, 2024 and 2023, respectively. Amortization expense for each of the next five years is scheduled to be $4.9 million in 2026, $4.7 million in 2027, $4.4 million in 2028, $3.8 million in 2029 and $3.6 million in 2030.
Intangible assets are presented below:

	September 30,
	2025	2024
	(in millions)
Capitalized internal-use software:
Cost	$42.3	$40.1
Accumulated amortization	(34.4)	(32.4)
Capitalized internal-use software, net	$7.9	$7.7

Business combination-related:
Cost:
Finite-lived intangible assets:
Technology	$122.4	$118.6
Customer relationships and other	371.9	371.5
Indefinite-lived intangible assets:
Trade names and trademarks	273.0	272.5
	$767.3	$762.6
Accumulated amortization:
Technology	$(103.2)	$(97.9)
Customer relationships and other	(364.7)	(362.7)
	(467.9)	(460.6)
Business combination-related intangible assets, net	299.4	302.0
Intangible assets, net	$307.3	$309.7

Goodwill
As of September 30, 2025, our remaining goodwill balance is within our Water Management Solutions segment. Changes in the carrying amount of goodwill for the years ended September 30, 2025, and 2024 were as follows (in millions):

Balance as of September 30, 2023:
Goodwill	$817.8
Accumulated impairment	(724.1)
Net goodwill	93.7
2024 Activity:
Goodwill impairment	(16.3)
Change in foreign currency exchange rates	3.3
Balance as of September 30, 2024:
Goodwill	821.1
Accumulated impairment	(740.4)
Net goodwill	80.7
2025 Activity:
Change in foreign currency exchange rates	8.5
Balance as of September 30, 2025:
Goodwill	829.6
Accumulated impairment	(740.4)
Net goodwill	$89.2
Note 6.    Income Taxes
The components of income before income taxes are presented below:

	2025	2024	2023
	(in millions)
U.S.	$248.2	$176.1	$83.2
Non-U.S.	6.0	(12.7)	25.8
Income before income taxes	$254.2	$163.4	$109.0

The Tax Cuts and Jobs Act (the “Act”) imposed a one-time transition tax on the undistributed, previously untaxed, post-1986 foreign “earnings and profits” as defined by the Internal Revenue Services (“IRS”) of certain United States-owned corporations. As of September 30, 2025, the remaining balance of our transition obligation is $1.7 million, which will be paid in full by January 2026, as provided in the Act. Other than for Krausz’s investment in its United States subsidiary and other anticipated distributions which result cumulatively in immaterial income tax, we have not recorded income taxes for unrepatriated foreign earnings that may be subject to withholding tax or any outside cost basis differences inherent in our foreign subsidiaries, as these amounts continue to be indefinitely reinvested in foreign operations. We have a foreign tax credit carryforward of $4.7 million, expiring in our fiscal year 2028, for which we have recorded a valuation allowance as we do not expect to utilize it prior to expiration.
The federal income tax returns for Mueller Water Products, Inc. are closed for years prior to our fiscal year 2022. We remain liable for any taxes related to U.S. Pipe income for periods prior to 2012 pursuant to the terms of the sale agreement with the purchaser of the business.
Our state income tax returns are generally closed for years prior to our fiscal year 2022, except with regard to our state net operating loss carryforwards. Our Canadian income tax returns are generally closed for years prior to our fiscal year 2018. We do not have any material unpaid assessments.

The components of income tax expense are as follows:

	2025	2024	2023
	(in millions)
Current:
U.S. federal	$56.0	$53.4	$28.4
U.S. state and local	11.7	14.8	6.0
Non-U.S.	1.8	0.8	3.5
Total current income tax expense	69.5	69.0	37.9
Deferred:
U.S. federal	(5.2)	(20.7)	(11.2)
U.S. state and local	(0.5)	(1.1)	(3.3)
Non-U.S.	(1.3)	0.3	0.1
Total deferred income tax benefit	(7.0)	(21.5)	(14.4)
Income tax expense	$62.5	$47.5	$23.5

The reconciliation between income tax expense at the United States federal statutory income tax rate and reported income tax expense is presented below:

	2025	2024	2023
	(in millions)
Expense at U.S. federal statutory income tax rate	$53.4	$34.3	$22.9
Adjustments to reconcile to income tax expense:
State income taxes, net of federal benefit	9.0	9.6	1.5
Uncertain tax positions	0.2	(2.3)	0.5
Nondeductible compensation	4.0	2.1	1.8
Nondeductible expenses, other than compensation	0.7	0.6	0.9
Valuation allowances	0.3	3.0	(0.6)
Basis difference in foreign investment	—	0.1	0.1
Foreign income taxes	(1.6)	(0.8)	(2.0)
Excess tax (benefit) deficit related to stock compensation	(2.0)	(0.6)	0.3
Tax credits	(2.9)	(3.3)	(3.5)
Goodwill impairment	—	1.9	—
Other	1.4	2.9	1.6
Income tax expense	$62.5	$47.5	$23.5

The following table summarizes information concerning our gross unrecognized tax benefits:

	2025	2024
	(in millions)
Balance at beginning of year	$3.0	$5.0
Increase related to current year positions	0.8	0.8
Decrease as a result of statute of limitations lapse	(0.6)	(2.8)
Balance at end of year	$3.2	$3.0

Substantially all unrecognized tax benefits would, if recognized, impact the effective tax rate. We recognize interest related to uncertain tax positions as interest expense and recognize any penalties incurred as a component of Selling, general and administrative expense within our consolidated statements of operations. As of September 30, 2025, and 2024, we had $0.4 million and $0.4 million, respectively, of accrued interest expense related to unrecognized tax benefits.

Deferred income tax balances are presented below:

	September 30,
	2025	2024
	(in millions)
Deferred income tax assets:
Accrued expenses	$18.0	$19.3
Lease liabilities	9.1	7.5
Inventories	7.9	5.0
State net operating losses	1.4	1.9
Net operating losses and credit carryovers	16.7	15.9
Stock-based compensation	4.8	4.3
Section 174 research and development capitalization	30.4	23.1
Other	3.0	5.3
Total deferred income tax assets	91.3	82.3
Valuation allowance	(18.0)	(18.0)
Total deferred income tax assets, net of valuation allowance	73.3	64.3
Deferred income tax liabilities:
Intangible assets	67.4	68.2
Lease assets	7.9	6.7
Basis difference in foreign investment	7.0	6.0
Pension	4.5	3.0
Property, plant and equipment	36.4	34.7
Other	1.1	1.1
Total deferred income tax liabilities	124.3	119.7
Net deferred income tax liabilities	$51.0	$55.4
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
On July 4, 2025, the United States government enacted H.R.1, commonly referred to as the One Big Beautiful Bill Act (“OBBBA”). OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act enacted in 2017, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. For fiscal year 2025, OBBBA did not have a material impact on our financial statements. We continue to evaluate the impact of OBBBA on future years.

Note 7.    Borrowing Arrangements
The components of our long-term debt are as follows:

	September 30,
	2025	2024
	(in millions)
4.0% Senior Notes	$450.0	$450.0
Finance leases	4.1	2.7
Total debt	454.1	452.7
Less: deferred financing costs	2.5	3.2
Less: current portion of long-term debt	1.2	0.8
Total long-term debt	$450.4	$448.7

The scheduled maturities of all borrowings outstanding as of September 30, 2025, are $1.2 million in 2026, $1.2 million in 2027, $1.2 million in 2028, and $450.5 million in 2029.
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
Borrowings under the ABL bear interest at a floating rate equal to Secured Overnight Financing Rate (‘SOFR”) plus an adjustment of 10 basis points and an applicable margin range of 150 to 175 basis points, or a base rate (as defined in the ABL) plus an applicable margin range of 50 to 75 basis points. As of September 30, 2025, the applicable margin was 150 basis points for SOFR-based loans, and 50 basis points for base rate loans.
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
The ABL contains customary terms and conditions as well as various affirmative, negative and financial covenants that, among other things, may restrict the ability of us and our subsidiaries to pay dividends or repurchase stock.
Substantially all of our United States subsidiaries are borrowers under the ABL and are jointly and severally liable for outstanding borrowings. Our obligations under the ABL are secured by a first-priority perfected lien on all of our United States inventory, accounts receivable, certain cash balances and other supporting assets.
The ABL includes a commitment fee for any unused borrowing capacity of 37.5 basis points per annum when the unused capacity is above 50% of the credit commitments, with a step down to 25.0 basis points per annum when unused capacity is less than or equal to 50% of the credit commitments. As of September 30, 2025, the commitment fee was 37.5 basis points.
Borrowings are not subject to any financial maintenance covenants unless excess availability is less than the greater of $17.5 million and 10% of the Loan Cap as defined in the ABL. Excess availability based on September 30, 2025 data was $163.7 million, as reduced by $11.1 million of outstanding letters of credit and $0.2 million of accrued fees and expenses.

We were in compliance with all required covenants as of September 30, 2025.

4.0% Senior Unsecured Notes. On May 28, 2021, we privately issued $450.0 million of 4.0% Senior Notes, which mature on June 15, 2029 and bear interest at 4.0%, paid semi-annually in June and December. We capitalized $5.5 million of financing costs, which are being amortized over the term of the 4.0% Senior Notes using the effective interest method. Proceeds from the 4.0% Senior Notes, along with cash on hand were used to redeem our previously existing notes. Substantially all of our United States subsidiaries guarantee the 4.0% Senior Notes, which are subordinate to borrowings under our ABL. Based on quoted market prices, which is a Level 1 measurement, the outstanding 4.0% Senior Notes had a fair value of $434.1 million as of September 30, 2025.

An indenture governing the 4.0% Senior Notes (“Indenture”) contains customary covenants and events of default, including covenants that limit our ability to incur certain debt and liens. We were in compliance with all required covenants as of September 30, 2025. There are no financial maintenance covenants associated with the Indenture.
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
A summary of key assumptions for the valuations of the Pension Plan is as follows:

	September 30,
	2025	2024	2023
Weighted average used to determine benefit obligations:
Discount rate	5.47%	5.07%	6.29%
Weighted average used to determine net periodic cost:
Discount rate	5.07%	6.29%	5.79%
Expected return on plan assets	5.75%	5.75%	5.75%

The discount rate for determining the present value of pension obligations was selected using a “bond settlement” approach, which constructs a hypothetical bond portfolio that could be purchased such that the coupon payments and maturity values could be used to satisfy the projected benefit payments.  The discount rate is the equivalent rate that results in the present value of the projected benefit payments equaling the market value of this bond portfolio. The bond portfolio includes only high-quality corporate bonds (AA graded or higher) that are either non-callable or callable within one year of maturity.  We rely on the Pension Plan’s actuaries to assist in the development of the discount rate model.
The expected return on plan assets is determined with the assistance of the Pension Plan’s actuaries and investment consultants. Expected return on plan assets was developed using forward-looking returns over a time horizon of approximately 20 years for major asset classes along with projected risk and historical correlations.

Amounts recognized for the Pension Plan are presented below:

	September 30,
	2025	2024
	(in millions)
Projected benefit obligations:
Beginning of year	$247.9	$233.2
Service cost	0.7	0.6
Interest cost	12.0	13.9
Actuarial (gain)/loss	(7.7)	22.2
Benefits paid	(21.5)	(22.0)
Accumulated benefit obligations at end of year	$231.4	$247.9

Plan assets:
Beginning of year	$261.4	$239.8
Actual return on plan assets	11.0	43.6
Benefits paid	(21.5)	(22.0)
Fair value of plan assets at end of year	$250.9	$261.4

Prepaid benefit cost at end of year:
Funded status	$19.5	$13.5
Recognized on balance sheet:
Other noncurrent assets	$19.5	$13.5

Recognized in accumulated other comprehensive loss, before tax:
Net actuarial loss	$50.2	$56.6

The components of net periodic cost for the Pension Plan are presented below:

	2025	2024	2023
	(in millions)
Service cost	$0.7	$0.6	$0.8
Components of net periodic cost excluded from operating income:
Interest cost	12.0	13.9	13.9
Expected return on plan assets	(14.4)	(13.0)	(13.9)
Amortization of actuarial net loss	2.2	3.1	3.7
Pension (benefit) expense other than service	(0.2)	4.0	3.7
Net periodic cost	$0.5	$4.6	$4.5

Pension Plan activity in accumulated other comprehensive loss, before tax, in 2025 is presented below (in millions):

Balance at beginning of year	$56.6
Actuarial gain	(4.2)
Prior year actuarial loss amortization to net periodic cost	(2.2)
Balance at end of year	$50.2

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
We expect to amortize $0.7 million of unrecognized loss into net periodic expense from accumulated other comprehensive loss in 2026.
Strategic asset allocations, tactical range as of September 30, 2025 and actual asset allocations are as follows:

	Strategic asset allocation				Actual asset allocations at
					September 30,
		Tactical range			2025	2024	2023
Fixed income investments	70%	67%	-	73%	69%	69%	70%
Equity investments	30	27%	-	33%	30	30	29
Cash	—	0%	-	5%	1	1	1
	100%				100%	100%	100%

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

The assets of the Pension Plan by level within the fair value hierarchy are as follows:

	September 30, 2025
	Level 1	Level 2	Total
	(in millions)
Fixed income	$131.2	$41.9	$173.1
Equity:
Large cap index funds	38.0	—	38.0
International stocks:
International funds	37.7	—	37.7
Total equity	75.7	—	75.7
Cash and cash equivalents	2.1	—	2.1
Total Plan assets	$209.0	$41.9	$250.9

	September 30, 2024
	Level 1	Level 2	Total
	(in millions)
Fixed income	$131.8	$49.8	$181.6
Equity:
Large cap index funds	39.1	—	39.1
International stocks:
International funds	38.9	—	38.9
Total equity	78.0	—	78.0
Cash and cash equivalents	1.8	—	1.8
Total Plan assets	$211.6	$49.8	$261.4

Our estimated future pension benefit payments as of September 30, 2025 are presented below (in millions):

2026	$22.3
2027	22.0
2028	21.5
2029	20.9
2030	20.3
2031-2035	90.7
Total	$197.7

Defined Contribution Retirement Plans. Certain of our employees participate in a defined contribution 401(k) plan or similar plan outside of the United States. We make matching contributions as a function of employee contributions. We expensed our matching contributions of $10.0 million, $9.1 million and $8.2 million during 2025, 2024 and 2023, respectively.

Note 9.    Capital Stock
Common stock share activity is presented below:

Shares outstanding as of September 30, 2022	155,844,138
Vesting of restricted stock units, net of shares withheld for taxes	256,724
Exercise of stock options	110,989
Exercise of employee stock purchase plan instruments	181,483
Settlement of performance-based restricted stock units, net of shares withheld for taxes	193,428
Stock repurchased under buyback program	(714,830)
Shares outstanding as of September 30, 2023	155,871,932
Vesting of restricted stock units, net of shares withheld for taxes	207,986
Exercise of stock options	517,839
Exercise of employee stock purchase plan instruments	129,356
Settlement of performance-based restricted stock units, net of shares withheld for taxes	136,846
Stock repurchased under buyback program	(636,789)
Shares outstanding as of September 30, 2024	156,227,170
Vesting of restricted stock units, net of shares withheld for taxes	206,139
Exercise of stock options	246,577
Exercise of employee stock purchase plan instruments	92,590
Settlement of performance-based restricted stock units, net of shares withheld for taxes	150,081
Stock repurchased under buyback program	(591,553)
Shares outstanding as of September 30, 2025	156,331,004

The Company has authorized 60.0 million shares of $0.01 par value preferred stock. The preferred stock may be issued in one or more series and with such designations and preferences for each series as shall be stated in the resolutions providing for the designation and issue of each such series adopted by the Board of Directors of the Company. The Board of Directors is authorized by the Company's articles of incorporation to determine the voting, dividend, redemption and liquidation preferences pertaining to each such series. No shares of preferred stock have been issued by the Company as of September 30, 2025.

Note 10.    Stock-based Compensation Plans
Stock-based compensation expense was $15.1 million, $14.1 million and $11.1 million in the years 2025, 2024 and 2023, respectively, and is recorded within Selling, general and administrative costs within our consolidated statements of operations.
The total income tax benefit recognized for stock-based compensation expense was $3.6 million, $4.0 million and $2.3 million in the years 2025, 2024 and 2023, respectively.
We excluded 368,384, 270,547 and 779,150 stock-based instruments from the calculation of diluted earnings per share for 2025, 2024 and 2023, respectively, because the effect of including them would have been antidilutive.
As of September 30, 2025, there was approximately $11.0 million of unrecognized compensation expense related to stock-based awards not yet vested. We expect to recognize this expense over a weighted average life of approximately 1.4 years.
The Mueller Water Products, Inc. 2006 Stock Incentive Plan (“2006 Plan”) authorizes an aggregate of 23,800,000 shares of common stock that may be granted through the issuance of stock-based awards. Any awards canceled are available for reissuance. Generally, all of our employees and members of our Board of Directors are eligible to participate in the 2006 Plan. As of September 30, 2025, 6,740,076 shares of common stock were available for future grants of awards under the 2006 Plan. This total assumes that the maximum number of shares will be earned for awards for which the final number of shares to be earned has not yet been determined.
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
Restricted stock unit activity under the 2006 Plan is summarized below:

	Restricted stock units	Weighted average grant date fair value per unit
Outstanding as of September 30, 2022	358,732	$12.77
Granted	625,518	12.78
Vested	(301,864)	12.83
Cancelled	(109,103)	12.00
Outstanding as of September 30, 2023	573,283	12.88
Granted	301,908	14.91
Vested	(367,315)	12.99
Cancelled	(54,080)	12.85
Outstanding as of September 30, 2024	453,796	14.15
Granted	194,334	26.13
Vested	(283,026)	13.81
Cancelled	(10,770)	18.55
Outstanding as of September 30, 2025	354,334	$20.85

The total fair value of restricted stock units that vested during the year was $7.3 million for 2025, and $4.7 million for both 2024 and 2023, based on the weighted-average fair value on the vesting date.
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
We recognize compensation expense for stock-settled PRSUs starting on the first day of the applicable performance period and ending on the respective vesting dates. We base the recognized compensation expense upon the number of units awarded for each performance period, the closing price of our common stock on the grant date and the estimated performance factor. In 2025 and 2024, no shares vested related to PRSUs. In 2023, 163,999 shares vested related to PRSUs.

Stock-settled PRSUs activity under the 2006 Plan is summarized below:

Award date	Settlement year	Performance period	Grant date per unit fair value	Units awarded	Units forfeited	Net units	Performance factor	Shares earned
December 3, 2019	2023	2020	$11.26	69,988	(2,391)	67,597	0.909	61,446
		2021	11.86	69,989	(9,614)	60,375	1.161	70,096
		2022	13.81	69,988	(9,614)	60,374	0.700	42,262
November 29, 2022	2026	2023-2025	11.41	166,284	(92,550)	73,734	2.000	147,468
November 28, 2023	2027	2024-2026	13.22	136,983	(30,804)	106,179	—	—
December 3, 2024	2028	2025-2027	25.58	64,044	(1,308)	62,736	—	—
March 3, 2025	2028	2025-2027	$25.19	7,692	—	7,692	—	—

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
The table below provides information regarding MRSU awards for grants issued during our 2025 fiscal year, which were valued using Monte Carlo simulations on the grant date:

	March 3, 2025	December 3, 2024
Fair value at grant date	$41.24	$38.25
Units granted	7,692	64,044
Variables used in determining grant date fair value:
Dividend yield	1.1%	1.1%
Expected volatility	31.0%	29.8%
Risk-free rate	3.9%	4.1%
Expected term (in years)	2.60	2.80

The expected volatility was based on historical volatility data for the Company and peer group companies considering the expected term. The expected term represents the remaining term from the grant date to the end of the performance period. The risk-free interest rate was based on the U.S. Treasury yield curve considering the expected term. The dividend yield assumption considers the Company’s estimated dividend yield as of the grant date and dividends were treated as re-invested in the Monte Carlo simulation analysis for purposes of measuring TSR performance.
Stock Options. Stock options generally vest on each anniversary date of the original grant ratably over three years. Compensation expense attributed to stock options is based on the fair value of the awards on their respective grant dates, as determined using a Black-Scholes model.

The assumptions used to determine the grant date fair value are indicated below for grants issued during our 2025 fiscal year:

	March 3, 2025	December 3, 2024
Variables used in determining grant date fair value:
Dividend yield	1.4%	1.6%
Expected volatility	36.3%	29.9%
Risk-free rate	4.0%	4.1%
Expected term (in years)	6.00	6.00
The expected dividend yield is based on our estimated annual dividend and our stock price history at the grant date. The risk-free interest rate is based on the United States Treasury zero-coupon yield in effect at the grant date with a term equal to the expected term. The expected volatility was based on historical volatility data for the Company considering the expected term. The expected term represents the average period of time the options are expected to be outstanding.
Stock option activity under the 2006 Plan is summarized below:

	Options	Weighted average exercise price per option	Weighted average remaining contractual term (years)	Aggregate intrinsic value (millions)
Outstanding as of September 30, 2022	1,013,293	$12.19	7.7	$0.3
Granted	573,279	11.41
Exercised	(131,989)	9.59		0.4
Cancelled	(327,115)	12.16
Outstanding as of September 30, 2023	1,127,468	12.10	7.8	$1.0
Granted	457,356	13.22
Exercised	(517,839)	12.05		5.0
Cancelled	(135,215)	12.69
Outstanding as of September 30, 2024	931,770	12.60	7.9	$8.5
Granted	228,615	25.54
Exercised	(246,577)	12.33		3.3
Cancelled	(5,604)	19.45
Outstanding as of September 30, 2025	908,204	$15.89	7.8	$8.8

Exercisable as of September 30, 2025	374,295	$12.60	6.8	$4.8

Stock option exercise prices are equal to the closing price of our common stock on the relevant grant date. The ranges of exercise prices for stock options outstanding as of September 30, 2025 are summarized below:

Exercise price			Outstanding Options	Weighted average exercise price	Weighted average remaining contractual term (years)	Exercisable options	Weighted average exercise price
$10.00	-	$14.99	682,415	$12.70	7.3	374,295	$12.60
$25.00	-	$29.99	225,789	25.54	9.2	—	—
			908,204	$15.89		374,295	$12.60

Employee Stock Purchase Plan. The Mueller Water Products, Inc. 2006 Employee Stock Purchase Plan (“ESPP”) authorizes the sale of up to 7,600,000 shares of our common stock to employees. Generally, all full-time, active employees are eligible to participate in the ESPP, subject to certain restrictions. Employee purchases are funded through payroll deductions, and any excess payroll withholdings are returned to the employee. The price for shares purchased under the ESPP is 85% of the lower of the closing price on the first day or the last day of the offering period. As of September 30, 2025, 3,499,685 shares were available for issuance under the ESPP.
Phantom Plan. Under the Mueller Water Products, Inc. Phantom Plan adopted in 2012 (“Phantom Plan”), we have awarded “phantom units” to certain non-officer employees. A phantom unit settles in cash equal to the price of one share of our common stock on the vesting date. Phantom units generally vest ratably over three years on each anniversary date of the original grant. We recognize compensation expense for phantom units on a straight-line basis for each tranche of each award based on the closing price of our common stock at each balance sheet date. The outstanding phantom units had a fair value of $25.52 per unit as of September 30, 2025 and our accrued liability for such units was $5.7 million.
Phantom Plan activity is summarized below:

	Phantom Plan units	Weighted average grant date fair value per unit	Aggregate intrinsic value (millions)
Outstanding as of September 30, 2022	339,131	$12.74
Granted	294,063	11.53
Vested	(156,012)		$0.1
Cancelled	(120,515)	12.22
Outstanding as of September 30, 2023	356,667	12.09
Granted	236,250	13.28
Vested	(156,585)		$1.5
Cancelled	(20,952)	12.53
Outstanding as of September 30, 2024	415,380	12.71
Granted	143,589	25.61
Vested	(195,118)		$2.5
Cancelled	(39,482)	16.01
Outstanding as of September 30, 2025	324,369	$18.03

Note 11.    Supplemental Balance Sheet Information
Selected supplemental balance sheet information is presented below:

	September 30,
	2025	2024
	(in millions)
Inventories, net:
Purchased components and raw materials	$169.5	$163.6
Work in process	67.5	65.8
Finished goods	91.7	72.3
Total inventories, net	$328.7	$301.7

Other current assets:
Prepaid expenses	$20.8	$17.2
Other current assets	36.0	20.7
Total other current assets	$56.8	$37.9

Property, plant and equipment, net:
Land	$6.5	$6.5
Buildings	133.6	126.6
Machinery and equipment	590.3	550.4
Construction in progress	53.7	45.2
Total property, plant and equipment	784.1	728.7
Accumulated depreciation	(448.4)	(409.9)
Total property, plant and equipment, net	$335.7	$318.8

Other current liabilities
Compensation and benefits	$61.3	$58.3
Customer rebates	19.9	16.9
Warranty accrual	10.6	13.3
Other current liabilities	62.9	58.8
Total other current liabilities	$154.7	$147.3

Note 12.    Supplemental Statement of Operations Information
In the year ended September 30, 2025, we incurred $8.8 million of Strategic reorganization and other charges primarily related to our leadership transition, certain transaction-related expenses, severance, and non-cash asset impairment.
Fiscal year 2024 included Strategic reorganization and other charges of $15.8 million primarily related to the leadership transition, certain transaction-related expenses, non-cash asset impairment, cybersecurity incidents expense, and severance.
During fiscal year 2023, we incurred $10.2 million of Strategic reorganization and other charges primarily related to the leadership transition, severance, and certain transaction-related expenses.

Activity in accrued restructuring, reported within Other current liabilities, is presented below:

	2025	2024	2023
	(in millions)
Balance at beginning of year	$3.4	$6.6	$3.3
Expenses incurred	8.8	15.8	10.2
Amounts paid and other adjustments, net	(11.1)	(19.0)	(6.9)
Balance at end of year	$1.1	$3.4	$6.6
Selected supplemental statement of operations information is presented below:

	2025	2024	2023
	(in millions)
Included in selling, general and administrative expenses:
Research and development	$19.9	$20.5	$25.9
Advertising	$4.6	$5.8	$4.7
Interest expense, net:
4.0% Senior Notes	$18.0	$18.0	$18.0
Deferred financing costs amortization	1.0	1.0	1.0
ABL Agreement	0.8	0.9	0.9
Capitalized interest	(0.5)	(0.1)	(1.6)
Other interest expense	0.7	1.7	0.1
Total interest expense	20.0	21.5	18.4
Interest income	(13.4)	(8.8)	(3.7)
Net interest expense	$6.6	$12.7	$14.7

Note 13.    Accumulated Other Comprehensive Loss
Accumulated other comprehensive income (loss) is as follows:

	Foreign currency translation, net of income tax	Pension actuarial amortization, net of income tax	Total
	(in millions)
Balance as of September 30, 2023	$(20.2)	$(28.5)	$(48.7)
Other comprehensive income	9.1	8.8	17.9
Balance as of September 30, 2024	(11.1)	(19.7)	(30.8)
Other comprehensive income	21.4	4.8	26.2
Balance as of September 30, 2025	$10.3	$(14.9)	$(4.6)

For the year end September 30, 2025, pension actuarial amortization included in the consolidated statements of comprehensive income was $6.4 million, net of income tax of $1.6 million. For the year ended September 30, 2025, foreign currency translation included in the consolidated statements of comprehensive income was $21.4 million, net of no income tax.

For the year end September 30, 2024, pension actuarial amortization included in the consolidated statements of comprehensive income was $11.6 million, net of income tax of $2.8 million. For the year ended September 30, 2024, foreign currency translation included in the consolidated statements of comprehensive income was $9.1 million, net of no income tax.

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
Our segments are determined by internally reported financial information regularly reported to the company’s chief operating decision maker (“CODM”), who is our Chief Executive Officer. Segment operating income is the primary measure used by the CODM to assess performance and allocate resources. Operating income is also used to monitor budget versus actual results and provide insight into underlying trends comparing past financial performance with current performance of each segment. The significant expense categories and amounts align with segment-level information that is regularly provided to the CODM.

Segment results are not reflective of their results on a stand-alone basis and exclude intersegment sales. The determination of segment results excludes certain expenses designated as Corporate because they are not directly attributable to segment operations and are not allocated to the segments. Items such as interest expense, loss on early extinguishment of debt, pension expense or benefit, and income taxes are not allocated to the segments. Corporate expenses include those costs incurred by our corporate function, such as accounting, treasury, risk management, human resources, legal, tax and other administrative functions. Corporate assets principally consist of our cash, operating lease assets, and certain real property previously owned by U.S. Pipe and Anvil.
Financial information by reportable segment is included in the following summary:

2025	Water Flow Solutions	Water Management Solutions	Total
	(in millions)
Net sales	$824.9	$604.8	$1,429.7
Cost of sales	528.6	384.4	913.0
Gross profit	296.3	220.4	516.7
Selling, general and administrative expenses	90.3	96.9
Strategic reorganization and other charges	1.0	0.7
Segment operating income	$205.0	$122.8	327.8

Reconciliation of segment operating income to consolidated income before income taxes
Corporate general and administrative expenses			60.1
Corporate strategic reorganization and other charges			7.1
Pension benefit other than service			(0.2)
Interest expense, net			6.6
Income before income taxes			$254.2

2024	Water Flow Solutions	Water Management Solutions	Total
	(in millions)
Net sales	$755.5	$559.2	$1,314.7
Cost of sales	483.6	372.1	855.7
Gross profit	271.9	187.1	459.0
Selling, general and administrative expenses	92.5	95.0
Strategic reorganization and other charges	0.2	1.8
Goodwill impairment	—	16.3
Segment operating income	$179.2	$74.0	253.2

Reconciliation of segment operating income to consolidated income before income taxes
Corporate general and administrative expenses			57.7
Corporate strategic reorganization and other charges			13.8
Pension expense other than service			4.0
Interest expense, net			12.7
Other expense			1.6
Income before income taxes			$163.4

2023	Water Flow Solutions	Water Management Solutions	Total
	(in millions)
Net sales	$634.4	$641.3	$1,275.7
Cost of sales	469.5	426.7	896.2
Gross profit	164.9	214.6	379.5
Selling, general and administrative expenses	85.3	106.9
Strategic reorganization and other charges	—	1.7
Segment operating income	$79.6	$106.0	185.6

Reconciliation of segment operating income to consolidated income before income taxes
Corporate general and administrative expenses			49.7
Corporate strategic reorganization and other charges			8.5
Pension expense other than service			3.7
Interest expense, net			14.7
Income before income taxes			$109.0

Business segment assets primarily consist of inventories and intangible assets. Other relevant segment information is presented below:

	Water Flow Solutions	Water Management Solutions	Corporate	Total
	(in millions)
Depreciation and amortization:
2025	$26.6	$20.2	$0.1	$46.9
2024	38.3	27.7	0.2	66.2
2023	$32.8	$29.5	$0.2	$62.5
Capital expenditures:
2025	$24.1	$23.2	$—	$47.3
2024	31.1	16.3	—	47.4
2023	$33.4	$14.2	$—	$47.6
Intangible assets, net and goodwill
September 30, 2025	$264.5	$132.0	$—	$396.5
September 30, 2024	$264.9	$125.5	$—	$390.4
Inventories, net:
September 30, 2025	$197.2	$131.5	$—	$328.7
September 30, 2024	$187.3	$114.4	$—	$301.7

Geographical area information is presented below:

	United States	Israel	Other	Total
	(in millions)
Property, plant and equipment, net:
September 30, 2025	$318.9	$12.8	$4.0	$335.7
September 30, 2024	$302.8	$11.9	$4.1	$318.8

	Year ended September 30,
	2025	2024	2023
	(in millions)
Water Flow Solutions disaggregated net revenue:
Central	$227.7	$196.8	$176.0
Northeast	148.9	139.2	130.6
Southeast	189.2	181.6	118.4
West	203.5	185.5	160.9
United States	769.3	703.1	585.9
Canada	44.0	42.2	36.2
Other international locations	11.6	10.2	12.3
	$824.9	$755.5	$634.4
Water Management Solutions disaggregated net revenue:
Central	$161.4	$149.4	$169.2
Northeast	122.7	120.3	151.2
Southeast	136.0	132.4	137.4
West	124.4	103.6	119.0
United States	544.5	505.7	576.8
Canada	33.6	33.3	38.3
Other international locations	26.7	20.2	26.2
	$604.8	$559.2	$641.3

The Company has two significant customers that comprise greater than 10% of gross sales. One customer comprised 20% of gross sales for each of the fiscal years ended September 30, 2025 and 2024, and 18% of gross sales for fiscal year ended September 30, 2023. The Company had outstanding Accounts receivable from this customer of $56.5 million and $59.1 million as of September 30, 2025 and 2024, respectively. Another customer comprised 17% of gross sales for the fiscal year ended September 30, 2025, and 18% of gross sales for each of the fiscal years ended September 30, 2024, and 2023, respectively. The Company had outstanding Accounts receivable from this customer of $42.4 million and $36.9 million as of September 30, 2025 and 2024, respectively. The Company reports revenue for these customers in both reportable segments, Water Flow Solutions and Water Management Solutions.

Note 15.    Commitments and Contingencies
We use letters of credit and surety bonds in the ordinary course of business to ensure the performance of contractual obligations. As of September 30, 2025, we had $11.1 million of letters of credit and $13.5 million of surety bonds outstanding.
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
The purchaser of U.S. Pipe has been identified as a “potentially responsible party” (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act in connection with a former manufacturing facility operated by U.S. Pipe that was in the vicinity of a proposed Superfund site located in North Birmingham, Alabama. Under the terms of the acquisition agreement relating to our sale of U.S. Pipe, we agreed to indemnify the purchaser for certain environmental liabilities, including those arising out of the former manufacturing site in North Birmingham. Accordingly, the purchaser tendered the matter to us for indemnification, which we accepted. Ultimate liability for the site will depend on many factors that have not yet been determined, including the determination of the Environmental Protection Agency’s remediation costs, the number and financial viability of the other PRPs (there are three other PRPs currently) and the determination of the final allocation of the costs among the PRPs. Since the amounts of such costs cannot be reasonably estimated at this time, no amounts have been accrued for this matter as of September 30, 2025.
CBP Matter. On October 4, 2024, we delivered to U.S. Customs and Border Protection (“CBP”) a prior disclosure letter to correct information reported at the time of entry under United States laws and customs regulations with respect to the origin of certain products that were supplied by a manufacturer in Canada but that we subsequently determined had not been substantially transformed in Canada, resulting in the underpayment of certain duties to CBP. We identified the entry discrepancies related to our U.S. import of such products and provided the information to CBP. We expensed $9.1 million in 2024 consisting of the duties and interest believed to be owed for all relevant periods. On May 8, 2025, CBP confirmed that the total amount due related to this matter was approximately $9.0 million, which was paid to CBP on May 13, 2025. This matter is now closed.
Cobb County Matter. On July 19, 2023, Henry Pratt Company, LLC d/b/a Hydro Gate (“Hydro Gate”) was served with a complaint joining it to a lawsuit originally filed by Cobb County Board of Commissioners (“Cobb County”) against Shea-Traylor, a Joint Venture related to the construction of South Cobb Tunnel Project No. S3017 in Cobb County, Georgia (“Project”) in the Superior Court of Cobb County. The lawsuit alleges that a product manufactured by Hydro Gate and used in the Project was defective, causing damage to the Project. Claims against Hydro Gate include breach of contract and contractual indemnity. There are five defendants named in the lawsuit. Cobb County alleged damages in excess of $39 million. The parties have participated in mediation, resulting in Hydro Gate offering a contribution of $15 million to settle the lawsuit (“Settlement Offer”). Hydro Gate anticipates that the Settlement Offer will be fully reimbursed by third parties upon settlement. As the settlement is probable and reasonably estimable, we have recorded a $15 million liability with a corresponding receivable as the amount is anticipated to be fully reimbursed by third parties. Further, we believe that the final outcome of this lawsuit will not have a material adverse effect on our business or prospects.
Cybersecurity Incident Putative Class Action. In connection with the class action lawsuit filed on August 30, 2024 in the U.S. District Court for the Northern District of Georgia, Atlanta Division (“Court”), the Company entered into a settlement agreement with the Plaintiff on July 7, 2025, to provide credit monitoring, ordinary and extraordinary losses, lost time and alternative cash payment benefits subject to an overall aggregate cap of $285,000. The settlement agreement is subject to and is awaiting Court approval.
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

Note 16.    Subsequent Events
Dividend Declaration
On October 23, 2025, our Board of Directors declared a dividend of $0.070 per share on our common stock, payable on or about November 20, 2025, to stockholders of record at the close of business on November 10, 2025.