Form 10-Q
period 2025-12-31
Mueller Water Products, Inc.
filed 2026-02-05
CIK 1350593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2025
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Large accelerated filer     ☒      Accelerated filer     ☐
Non-accelerated filer    ☐    Smaller reporting company ☐     Emerging growth company    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
There were 156,385,318 shares of common stock of the registrant outstanding as of January 30, 2026.

PART I
Item 1.     FINANCIAL STATEMENTS
MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31,	September 30,
	2025	2025

	(in millions, except share amounts)
Assets:
Cash and cash equivalents	$459.6	$431.5
Receivables, net of allowance for credit losses of $3.3 million and $3.6 million	137.1	211.9
Inventories, net	376.7	328.7
Other current assets	55.5	56.8
Total current assets	1,028.9	1,028.9
Property, plant and equipment, net	341.7	335.7
Intangible assets, net	307.0	307.3
Goodwill, net	92.1	89.2
Other noncurrent assets	77.1	77.8
Total assets	$1,846.8	$1,838.9

Liabilities and stockholders’ equity:
Current portion of long-term debt	$1.4	$1.2
Accounts payable	127.5	134.4
Other current liabilities	127.1	154.7
Total current liabilities	256.0	290.3
Long-term debt	450.9	450.4
Deferred income taxes	57.6	51.0
Other noncurrent liabilities	64.1	65.5
Total liabilities	828.6	857.2

Commitments and contingencies (Note 9.)

Preferred stock: par value $0.01 per share; 60,000,000 shares authorized; none outstanding as of December 31, 2025, and September 30, 2025	—	—
Common stock: par value $0.01 per share; 600,000,000 shares authorized; 156,360,152 and 156,331,004 shares outstanding as of December 31, 2025, and September 30, 2025, respectively	1.6	1.6
Additional paid-in capital	1,143.1	1,158.9
Accumulated deficit	(131.0)	(174.2)
Accumulated other comprehensive income (loss)	4.5	(4.6)
Total stockholders' equity	1,018.2	981.7
Total liabilities and stockholders' equity	$1,846.8	$1,838.9

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended
	December 31,
	2025	2024

	(in millions, except per share amounts)
Net sales	$318.2	$304.3
Cost of sales	198.4	201.3
Gross profit	119.8	103.0
Operating expenses:
Selling, general and administrative	59.8	53.9
Strategic reorganization and other charges	3.3	1.7
Total operating expenses	63.1	55.6
Operating income	56.7	47.4
Other expenses:
Interest expense, net	1.0	1.6
Total other expenses, net	1.0	1.6
Income before income taxes	55.7	45.8
Income tax expense	12.5	10.5
Net income	$43.2	$35.3

Net income per basic share	$0.28	$0.23
Net income per diluted share	$0.27	$0.22

Weighted average shares outstanding:
Basic	156.3	156.3
Diluted	157.3	157.5

Dividends declared per share	$0.070	$0.067

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three months ended
	December 31,
	2025	2024

	(in millions)
Net income	$43.2	$35.3
Other comprehensive income (loss), net of income tax:
Pension actuarial amortization	0.4	0.4
Foreign currency translation	8.7	(1.3)
Total other comprehensive income (loss), net of income tax	9.1	(0.9)
Comprehensive income	$52.3	$34.4

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Total
	(in millions)
Balance as of September 30, 2025	$1.6	$1,158.9	$(174.2)	$(4.6)	$981.7
Net income	—	—	43.2	—	43.2
Dividends declared	—	(10.9)	—	—	(10.9)
Stock-based compensation	—	3.5	—	—	3.5
Shares retained for employee taxes	—	(3.6)	—	—	(3.6)
Common stock issued	—	0.7	—	—	0.7
Common stock repurchased under buyback program	—	(5.5)	—	—	(5.5)
Other comprehensive income, net of tax	—	—	—	9.1	9.1
Balance as of December 31, 2025	$1.6	$1,143.1	$(131.0)	$4.5	$1,018.2

	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
	(in millions)
Balance as of September 30, 2024	$1.6	$1,205.2	$(365.9)	$(30.8)	$810.1
Net income	—	—	35.3	—	35.3
Dividends declared	—	(10.5)	—	—	(10.5)
Stock-based compensation	—	2.5	—	—	2.5
Shares retained for employee taxes	—	(4.0)	—	—	(4.0)
Common stock issued	—	1.6	—	—	1.6
Other comprehensive loss, net of tax	—	—	—	(0.9)	(0.9)
Balance as of December 31, 2024	$1.6	$1,194.8	$(330.6)	$(31.7)	$834.1
The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended
	December 31,
	2025	2024

	(in millions)
Operating activities:
Net income	$43.2	$35.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10.3	9.3
Amortization	1.8	1.8
Gain on sale of assets	(0.1)	—
Stock-based compensation	3.5	2.5
Pension cost	0.1	0.2
Deferred income taxes	6.2	(0.6)
Inventory reserve provision	2.8	4.0
Other, net	0.4	0.3
Changes in assets and liabilities:
Receivables, net	75.1	62.9
Inventories	(49.6)	(20.8)
Other assets	3.7	(1.3)
Accounts payable	(7.3)	(10.8)
Other current liabilities	(27.1)	(26.2)
Other noncurrent liabilities	(1.8)	(2.5)
Net cash provided by operating activities	61.2	54.1
Investing activities:
Capital expenditures	(17.2)	(11.9)
Proceeds from sale of assets	0.1	—
Net cash used in investing activities	(17.1)	(11.9)
Financing activities:
Dividends paid	(10.9)	(10.5)
Common stock repurchased under buyback program	(5.5)	—
Employee taxes related to stock-based compensation	(3.6)	(4.0)
Common stock issued	0.7	1.6
Principal payments for finance lease obligations	(0.3)	(0.2)
Net cash used in financing activities	(19.6)	(13.1)
Effect of currency exchange rate changes on cash	3.6	(0.8)
Net change in cash and cash equivalents	28.1	28.3
Cash and cash equivalents at beginning of period	431.5	309.9
Cash and cash equivalents at end of period	$459.6	$338.2
The accompanying notes are an integral part of the condensed consolidated financial statements.

	Three months ended
	December 31,
	2025	2024

	(in millions)
Supplemental cash flow information:
Cash paid for interest, net	$5.3	$5.8
Cash paid for income taxes, net	$0.1	$0.4

Non-cash investing and financing activities:
Property, plant and equipment accrued and unpaid	$7.9	$—
Property, plant and equipment acquired through finance leases	$0.8	$—
The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE THREE MONTHS ENDED DECEMBER 31, 2025
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
Our condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which require us to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses, and the disclosure of contingent assets and liabilities for the reporting periods. Actual results could differ from those estimates. All significant intercompany balances and transactions have been eliminated. These condensed consolidated financial statements do not include all information required by GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2025. In our opinion, all normal and recurring adjustments that we consider necessary for a fair financial statement presentation have been made. The condensed consolidated balance sheet as of September 30, 2025 was derived from our audited financial statements.
Parts of our business depend upon construction activity, which is seasonal in many areas due to the impact of cold weather conditions on construction activity. Net sales and operating income have historically been lowest in our first and second fiscal quarters ending December 31 and March 31, respectively, when the northern United States and most of Canada generally face weather conditions that restrict significant construction activity. Therefore, the results of operations for the three months ended December 31, 2025 are not necessarily indicative of operating results that may be achieved for any other interim period or the full year.
Unless the context indicates otherwise, whenever we refer to a particular year, we mean our fiscal year ended or ending September 30 in that particular calendar year.
Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued ASU No. 2023-09 “Income Taxes (Topic 740): Improvements to Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 requires public business entities to disclose a tabular rate reconciliation utilizing percentages and reporting currency in specific categories with certain reconciling items at or above the specified 5% threshold to improve the transparency and comparability of disclosures. Additionally, entities are required to disclose the year-to-date amount of income taxes paid, net of refunds received, disaggregated by federal (national), state, and foreign jurisdictions. Disclosure of all individual jurisdictions where income taxes paid, net of refunds received, is 5% or more of the total is also required. This guidance is effective for annual disclosures in fiscal years beginning after December 15, 2024, with early adoption permitted. Upon adoption, ASU 2023-09 should be applied on a prospective basis while retrospective application is permitted. We do not expect ASU 2023-09 to have a material impact on our financial statements and related disclosures.
In November 2024, the FASB issued ASU No. 2024-03 “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”). ASU 2024-03 requires public business entities to disclose disaggregated information about certain income statement expense line items, including purchases of inventory, employee compensation, depreciation and intangible asset amortization. Additionally, specified expenses, gains or losses that are currently required to be disclosed must now be included in the disaggregated income statement expense line item disclosures, and any remaining amounts should be described qualitatively. There is also a requirement to separately disclose total selling expenses and provide a definition of those expenses. This guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Upon adoption, ASU 2024-03 should be applied on a prospective basis while retrospective application is permitted. We are currently evaluating the impact ASU 2024-03 will have on our financial statements and related disclosures.
In September 2025, the FASB issued ASU No. 2025-06 “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software” (“ASU 2025-06”). ASU 2025-06 removes references to software development project stages and considers different software development methods, including methods that entities may use to develop software in the future. ASU 2025-06 requires entities to capitalize software costs when: (1) management has authorized and committed to funding the software project and (2) it is probable that the project will be completed and the software will be used to perform the function intended (the “probable-to-complete recognition threshold”). In evaluating the probable-to-complete recognition threshold, an entity must consider whether there is significant uncertainty associated with the development activities of the software. An entity must also disclose its capitalized internal-use software balance and accumulated amortization at the balance sheet date, along with amortization for the period and a description of the method to compute amortization. The guidance is effective for fiscal years beginning after December 15, 2027, and interim periods within the associated annual reporting periods. Early adoption is permitted at the beginning of an annual period. Upon adoption, ASU 2025-06 may be applied on a retrospective, prospective or modified prospective basis, with a cumulative effect adjustment to retained earnings required for retrospective or modified prospective adoption. We are currently evaluating the impact ASU 2025-06 will have on our financial statements and related disclosures.
In December 2025, the FASB issued ASU No. 2025-11 “Interim Reporting (Topic 270): Narrow-Scope Improvements” (“ASU 2025-11”). ASU 2025-11 clarifies the applicability of interim reporting guidance, types of interim reporting, and the form and content of interim financial statements in accordance with United States generally accepted accounting principles (“GAAP”). ASU 2025-11 does not change the fundamental nature of interim reporting or modify the scope of current interim disclosure requirements, but clarifies and improves the navigability of existing interim reporting requirements. This guidance is effective for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. Upon adoption, ASU 2025-11 may be applied prospectively or retrospectively to any or all periods presented in the interim financial statements. We are currently evaluating the impact ASU 2025-11 will have on our financial statements and related disclosures.
Strategic Reorganization and Other Charges
During the three months ended December 31, 2025, we recorded approximately $3.3 million in Strategic reorganization and other charges consisting of severance and expenses associated with our leadership transition. During the three months ended December 31, 2024, we recorded approximately $1.7 million in Strategic reorganization and other charges consisting of expenses associated with our leadership transition and severance.
The Company expects to incur certain costs related to the decommissioning and demolition of its legacy foundry in Decatur, Illinois, the amount of which is not estimable at this time.
Activity in our accrued Strategic reorganization and other charges, reported as part of Other current liabilities, is presented below:

	Three months ended
	December 31,
	2025	2024

	(in millions)
Beginning balance	$1.1	$3.4
Expenses incurred	3.3	1.7
Amounts paid and other adjustments, net	(3.8)	(1.5)
Ending balance	$0.6	$3.6
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
Under the NMTC, Wells Fargo contributed capital of $4.8 million to an investment fund, and we loaned $12.2 million to the fund. Wells Fargo is entitled to the associated tax credits, which are subject to 100% recapture if we do not comply with various regulations and contractual provisions surrounding the foundry project. We have indemnified Wells Fargo for any loss or recapture of tax credits related to the transaction until the seven-year period elapses. We do not anticipate any credit recaptures will be required in connection with this arrangement.

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
Note 2.    Revenue from Contracts with Customers
We recognize revenue when control of promised products or services is transferred to our customers, in amounts that reflect the consideration to which we expect to be entitled in exchange for those products or services. We account for a contract when it has approval and commitment from both parties, the rights of the parties and the payment terms are identified, the contract has commercial substance and collectability of consideration is probable. We determine the appropriate revenue recognition for our contracts with customers by analyzing the type, terms and conditions of each customer contract or arrangement.
The table below presents the balances of our customer receivables and deferred revenue:

	December 31,	September 30,
	2025	2025

	(in millions)
Billed receivables	$138.4	$210.8
Unbilled receivables	2.0	4.7
Gross customer receivables	140.4	215.5
Allowance for credit losses	(3.3)	(3.6)
Receivables, net	$137.1	$211.9

Deferred revenue	$13.4	$12.1

Allowance for Credit Losses
Our condensed consolidated statements of operations include the expected credit losses either arising or changing during the period for our receivables. When we determine a receivable will not be collected, in whole or in part, we write-off the uncollectible amount against the allowance in that period. Our judgments of expected credit losses are based on prior collection experience, customer creditworthiness, forecasts of economic trends, and other current conditions, which may affect the collectability of the receivables. Differences in actual rather than expected industry or economic conditions could impact our customers’ ability to pay, resulting in actual credit losses differing from the amounts included in the allowance and these differences could be significant.

The table below summarizes information concerning our allowance for credit losses:

	Three months ended
	December 31,
	2025	2024
	(in millions)
Beginning balance	$3.6	$8.3
Release of provision, net	(0.3)	(0.4)
Ending balance	$3.3	$7.9

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
The table below summarizes information related to deferred revenue:

	Three months ended
	December 31,
	2025	2024
	(in millions)
Beginning balance	$12.1	$12.8
Revenue deferred	3.8	2.1
Previously deferred revenue recognized during the period	(2.5)	(2.3)
Ending balance	$13.4	$12.6

As of December 31, 2025, current deferred revenue was $7.2 million and noncurrent deferred revenue was $6.2 million. We estimate that noncurrent deferred revenue will be recognized as follows: $1.3 million in 2027, $1.3 million in 2028, $1.2 million in 2029, $1.1 million in 2030, $0.6 million in 2031 and $0.7 million thereafter.

Performance Obligations
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. Our performance obligations are generally satisfied at a point in time for sales of equipment and products or over time for our software hosting and leak detection monitoring services. Performance obligations are supported by customer contracts which provide frameworks for the nature of the distinct products or services. The transaction price is adjusted for our estimate of variable consideration which may include discounts and rebates. To estimate variable consideration, we apply the expected value or the most likely amount method based on whichever method most appropriately predicts the amount of consideration we expect to receive. The method applied is typically based on historical experience and known trends. We include estimated variable consideration in the transaction price only to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur in future periods when the uncertainty associated with the variable consideration is subsequently resolved. We exclude from the measurement of the transaction price all taxes assessed by a governmental authority.
We do not adjust the transaction price of a contract for the effects of a significant financing component if, at the inception of the contract, we expect that the period between when we transfer a product or service to a customer and when a customer remits payment will be one year or less.

Revenue for the sale of our products and services is recognized when the obligations of the terms of our contract are satisfied, which is when the customer is able to direct the use of and obtain substantially all of the benefits from the product or service, which generally occurs upon shipment when control of the product transfers to the customer or the service is completed.
We offer assurance warranties to our customers that the products provided will function as intended and comply with any agreed-upon specifications. These warranties cannot be purchased separately. On limited products, we offer extended warranties, which may be purchased separately.
Costs to Obtain or Fulfill a Contract
Shipping and handling costs associated with freight activities after the customer has obtained control are accounted for as fulfillment costs and are expensed to Cost of sales within our condensed consolidated statement of operations at the time revenue is recognized.
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
Disaggregation of Revenue
Refer to Note 7. for information regarding disaggregation of our revenues from contracts with customers by reportable segment and by geographical region based on customer location. Economic factors may impact the nature, amount, timing and certainty of our revenue and cash flows.
Note 3. Income Taxes
For the three months ended December 31, 2025, the Company recorded income tax expense of $12.5 million on earnings before income taxes of $55.7 million resulting in an effective tax rate of 22.4%. For the three months ended December 31, 2024, the Company recorded income tax expense of $10.5 million on earnings before income taxes of $45.8 million resulting in an effective tax rate of 22.9%. The effective tax rate was generally consistent period over period.
Note 4. Borrowing Arrangements
The components of our long-term debt are as follows:

	December 31,	September 30,
	2025	2025

	(in millions)
4.0% Senior Notes	$450.0	$450.0
Finance leases	4.6	4.1
Total debt	454.6	454.1
Less: deferred financing costs	2.3	2.5
Less: current portion of long-term debt	1.4	1.2
Total long-term debt	$450.9	$450.4

ABL Agreement. Our asset-based lending agreement, as amended, (the “ABL”) is provided by a syndicate of banking institutions and consists of a revolving credit facility for up to $175.0 million in borrowing capacity that matures the earlier of (a) March 16, 2029, which is ninety-one days prior to the stated maturity date of our 4.0% Senior Notes if the Notes are still outstanding on that date or (b) March 28, 2029. The ABL includes the ability to borrow up to $25.0 million of swing line loans and up to $60.0 million of letters of credit. The ABL permits us to increase the size of the credit facility by an additional $150.0 million in certain circumstances subject to adequate borrowing base availability.
Borrowings under the ABL bear interest at a floating rate equal to Secured Overnight Financing Rate (“SOFR”) plus an adjustment of 10 basis points and an applicable margin range of 150 to 175 basis points, or a base rate (as defined in the ABL) plus an applicable margin range of 50 to 75 basis points. As of December 31, 2025, the applicable margin was 150 basis points for SOFR-based loans and 50 basis points for base rate loans.

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
The ABL contains customary terms and conditions as well as various affirmative, negative, and financial covenants that may, among other things, restrict our and our subsidiaries’ ability to pay dividends, repurchase stock, or make certain other payments as described in the ABL.
Substantially all of our United States subsidiaries are borrowers under the ABL and are jointly and severally liable for outstanding borrowings. Our obligations under the ABL are secured by a first-priority perfected lien on all of our United States inventory, accounts receivable, certain cash balances and other supporting assets.
The ABL includes a commitment fee for any unused borrowing capacity of 37.5 basis points per annum when the unused capacity is above 50% of the credit commitments, with a step down to 25.0 basis points per annum when unused capacity is less than or equal to 50% of the credit commitments. As of December 31, 2025, the commitment fee was 37.5 basis points.
Borrowings are not subject to any financial maintenance covenants unless excess availability is less than the greater of $17.5 million and 10% of the Loan Cap as defined in the ABL. Excess availability based on December 31, 2025 data was $163.7 million, as reduced by $11.1 million of outstanding letters of credit and $0.2 million of accrued fees and expenses.
We were in compliance with all required covenants under the ABL as of December 31, 2025.
4.0% Senior Unsecured Notes. On May 28, 2021, we privately issued $450.0 million of 4.0% Unsecured Senior Notes (the (“4.0% Senior Notes”) which mature on June 15, 2029, and bear interest at 4.0%, paid semi-annually in June and December. We capitalized $5.5 million of financing costs, which are being amortized over the term of the 4.0% Senior Notes using the effective interest method. Proceeds from the 4.0% Senior Notes, along with cash on hand, were used to redeem our previously existing notes. Substantially all of our United States subsidiaries guarantee the 4.0% Senior Notes, which are subordinate to borrowings under our ABL. Based on quoted market prices, which is a Level 1 measurement, the outstanding 4.0% Senior Notes had a fair value of $438.7 million as of December 31, 2025.
An indenture governing the 4.0% Senior Notes (“Indenture”) contains customary covenants and events of default, including covenants that limit our ability to incur certain debt and liens. We were in compliance with all required covenants under the Indenture as of December 31, 2025. There are no financial maintenance covenants associated with the Indenture.
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
The components of net periodic cost for our Pension Plan are presented below:

	Three months ended
	December 31,
	2025	2024

	(in millions)
Service cost	$0.1	$0.2
Pension expense other than service:
Interest cost	3.0	3.0
Expected return on plan assets	(3.4)	(3.6)
Amortization of actuarial net loss	0.4	0.6
Pension expense other than service	—	—
Net periodic cost	$0.1	$0.2

The amortization of actuarial losses, net of income tax, is recorded as a component of Other comprehensive income. For the three months ended December 31, 2025 and 2024, the amortization of actuarial net loss is shown net of immaterial income tax and $0.2 million income tax, respectively, in the condensed consolidated statements of comprehensive income.

Note 6. Supplemental Balance Sheet Information
Selected supplemental asset information is presented below:

	December 31,	September 30,
	2025	2025

	(in millions)
Inventories, net:
Purchased components and raw materials	$183.3	$169.5
Work in process, net	62.3	67.5
Finished goods, net	131.1	91.7
Inventories, net	$376.7	$328.7

Other current assets:
Prepaid expenses	$20.7	$20.8
Other current assets	34.8	36.0
Total other current assets	$55.5	$56.8

Property, plant and equipment:
Land	$6.2	$6.5
Buildings	133.5	133.6
Machinery and equipment	597.9	590.3
Construction in progress	62.9	53.7
Total property, plant and equipment	800.5	784.1
Accumulated depreciation	(458.8)	(448.4)
Property, plant and equipment, net	$341.7	$335.7

Selected supplemental liability information is presented below:

	December 31,	September 30,
	2025	2025

	(in millions)
Other current liabilities:
Compensation and benefits	$26.2	$61.3
Customer rebates	22.0	19.9
Income taxes payable	12.9	7.1
Other current liabilities	66.0	66.4
Total other current liabilities	$127.1	$154.7

Goodwill
Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis on September 1 of each fiscal year or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.

The following table summarizes information concerning our goodwill, all of which is within our Water Management Solutions segment, during the three months ended December 31, 2025 (in millions):

Balance as of September 30, 2025:
Goodwill	$829.6
Accumulated impairment	(740.4)
Goodwill, net	89.2
Activity during the three months ended December 31, 2025:
Change in foreign currency exchange rates	2.9
Balance as of December 31, 2025	$92.1

Note 7. Segment Information
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
Segment results are not reflective of their results on a stand-alone basis and exclude intersegment sales. The determination of segment results excludes certain expenses designated as Corporate because such expenses are not directly attributable to segment operations and are not allocated to the segments. Items such as interest expense, loss on early extinguishment of debt, pension expense or benefit, and income taxes are not allocated to the segments. Corporate expenses include those costs incurred by our corporate function, such as accounting, treasury, risk management, human resources, legal, tax, and other administrative functions. Corporate assets principally consist of our cash, operating lease assets, and certain real property previously owned by U.S. Pipe and Anvil.
Financial information by reportable segment is included in the following summary below:

Three months ended December 31, 2025	Water Flow Solutions	Water Management Solutions	Total
	(in millions)
Net sales	$173.0	$145.2	$318.2
Cost of sales	102.2	96.2	198.4
Gross profit	70.8	49.0	119.8
Selling, general and administrative expenses	21.4	24.5
Segment operating income	$49.4	$24.5	73.9

Reconciliation of segment operating income to consolidated income before income taxes
Corporate general and administrative expenses			13.9
Corporate strategic reorganization and other charges			3.3
Interest expense, net			1.0
Income before income taxes			$55.7

Three months ended December 31, 2024	Water Flow Solutions	Water Management Solutions	Total
	(in millions)
Net sales	$174.6	$129.7	$304.3
Cost of sales	119.5	81.8	201.3
Gross profit	55.1	47.9	103.0
Selling, general and administrative expenses	19.8	20.3
Strategic reorganization and other charges	—	0.3
Segment operating income	$35.3	$27.3	62.6

Reconciliation of segment operating income to consolidated income before income taxes
Corporate general and administrative expenses			13.8
Corporate strategic reorganization and other charges			1.4
Interest expense, net			1.6
Income before income taxes			$45.8

Depreciation and amortization and capital expenditures by reportable segment is included in the summary below:

	Three months ended
	December 31,
	2025	2024

	(in millions)
Depreciation and amortization:
Water Flow Solutions	$7.1	$6.1
Water Management Solutions	5.0	5.0
	$12.1	$11.1
Capital expenditures:
Water Flow Solutions	$6.4	$5.7
Water Management Solutions	10.8	6.2
	$17.2	$11.9

Segment assets primarily consist of intangible assets and inventories. A summary of these assets by reportable segment is included in the summary below:

	December 31,	September 30,
	2025	2025

	(in millions)
Intangible assets, net and goodwill
Water Flow Solutions	$264.4	$264.5
Water Management Solutions	134.7	132.0
	$399.1	$396.5
Inventories, net
Water Flow Solutions	$230.9	$197.2
Water Management Solutions	145.8	131.5
	$376.7	$328.7

Disaggregated revenues by reportable segment and geographical region are included in the summary below:

	Three months ended
	December 31,
	2025	2024
	(in millions)
Water Flow Solutions disaggregated revenue:
Central	$51.6	$48.5
Northeast	31.2	33.3
Southeast	43.4	38.6
West	35.8	43.9
United States	162.0	164.3
Canada	7.8	8.0
Other international locations	3.2	2.3
	$173.0	$174.6
Water Management Solutions disaggregated revenue:
Central	$44.6	$35.1
Northeast	31.4	29.2
Southeast	32.6	26.6
West	23.3	28.5
United States	131.9	119.4
Canada	6.5	4.4
Other international locations	6.8	5.9
	$145.2	$129.7

Note 8. Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) is as follows:

	Pension actuarial amortization, net of income tax	Foreign currency translation, net of income tax	Total

	(in millions)
Balance as of September 30, 2025	$(14.9)	$10.3	$(4.6)
Current period other comprehensive income	0.4	8.7	9.1
Balance as of December 31, 2025	$(14.5)	$19.0	$4.5

For the three months ended December 31, 2025, pension actuarial amortization included in the condensed consolidated statements of comprehensive income was $0.4 million, net of immaterial income tax. Refer to Note 5. Retirement Plan for further information. For the three months ended December 31, 2025, foreign currency translation included in the condensed consolidated statements of comprehensive income was $8.7 million, net of no income tax.

Note 9. Commitments and Contingencies
We use letters of credit and surety bonds in the ordinary course of business to ensure the performance of contractual obligations. As of December 31, 2025, we had $11.1 million of letters of credit and $13.5 million of surety bonds outstanding.

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
The purchaser of U.S. Pipe has been identified as a “potentially responsible party” (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act in connection with a former manufacturing facility operated by U.S. Pipe that was in the vicinity of a proposed Superfund site located in North Birmingham, Alabama. Under the terms of the acquisition agreement relating to our sale of U.S. Pipe, we agreed to indemnify the purchaser for certain environmental liabilities, including those arising out of the former manufacturing site in North Birmingham. Accordingly, the purchaser tendered the matter to us for indemnification, which we accepted. Ultimate liability for the site will depend on many factors that have not yet been determined, including the determination of the Environmental Protection Agency’s remediation costs, the number and financial viability of the other PRPs (there are three other PRPs currently) and the determination of the final allocation of the costs among the PRPs. Since the amounts of such costs cannot be reasonably estimated at this time, no amounts have been accrued for this matter as of December 31, 2025.

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
Note 10. Subsequent Events
Dividend Declaration
On January 22, 2026, our Board of Directors declared a dividend of $0.070 per share on our common stock, payable on or about February 20, 2026, to stockholders of record at the close of business on February 10, 2026.

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
Actual results and the timing of events may differ materially from those contemplated by the forward-looking statements due to a number of factors, including, without limitation, changing regulatory, trade and tariff conditions, including the impact of the Section 232 tariffs on the products produced by our Krausz business; logistical challenges and supply chain disruptions, geopolitical conditions, public health crises, or other events; inventory and in-stock positions of our distributors and end customers; an inability to realize the anticipated benefits from our operational initiatives, including our large capital investments, plant closures, and reorganization and related strategic realignment activities; an inability to attract or retain a skilled and diverse workforce, increased competition related to the workforce and labor markets; an inability to protect the Company’s information systems against service interruption, risks resulting from possible future cybersecurity incidents, misappropriation of data or breaches of security; failure to comply with personal data protection and privacy laws; cyclical and changing demand in core markets such as municipal spending, residential construction and natural gas distribution; government monetary or fiscal policies; the impact of adverse weather conditions; the impact of manufacturing and product performance; the impact of wage, commodity and materials price inflation; foreign exchange rate fluctuations; the impact of higher interest rates; the impact of warranty charges and claims, and related accommodations; the strength of our brands and reputation; an inability to successfully resolve significant legal proceedings or government investigations; compliance with environmental, trade and anti-corruption laws and regulations; climate change and legal or regulatory responses thereto; the failure to integrate and/or realize any of the anticipated benefits of acquisitions or divestitures; an inability to achieve our goals and commitments in environmental and sustainability programs; and other factors that are described in the section entitled “RISK FACTORS” in Item 1A. of the Company’s most recent Annual Report on Form 10-K and later filings on Form 10-Q, as applicable.
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
Overview
Business
We operate our business through two segments: Water Flow Solutions and Water Management Solutions. Water Flow Solutions’ portfolio includes iron gate valves, specialty valves and service brass products. Water Flow Solutions represented approximately 58% of our fiscal 2025 net sales. Water Management Solutions’ portfolio includes fire hydrants, repair and installation, natural gas, metering, leak detection, as well as pressure management and control products and solutions. Water Management Solutions represented approximately 42% of our fiscal 2025 net sales.
We estimate approximately 60% to 65% of our fiscal 2025 net sales were associated with the repair and replacement of municipal water infrastructure, approximately 25% to 30% were related to residential construction activity and approximately 10% were related to natural gas utilities and industrial applications.
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
In October 2023, the Israel-Hamas war caused a temporary shutdown in our facility in Ariel, Israel. We reopened the facility in November 2023, but the war caused supply chain challenges that decreased the manufacturing efficiencies for our products produced in Israel. While the facility was adversely impacted by this event, we have mitigated operational risk by adding suppliers and improving throughput in order to increase production levels and to meet customer delivery times. While net sales levels have returned to pre-war levels, margin expansion has been hindered by tariffs on products manufactured in Israel and imported into the United States.
While tariffs are adversely impacting several product lines, Repair and Specialty Valve product lines are bearing most of the higher costs. In 2025, the United States government announced significant changes to its trade policy, including tariff increases on imported steel and aluminum from 25% to 50% under Section 232 of the Trade Expansion Act (“Section 232”). The increase in Section 232 tariffs to 50% has resulted in material, upward pressure on certain purchased components and raw material costs, including the Repair products we import to the United States that are produced by our Krausz business, which have borne most of the higher costs. As previously disclosed, we have, and intend to continue to take, appropriate actions to address these increases through, among other things, pricing actions and adding suppliers. Despite these actions, Section 232 tariffs are likely to continue to negatively impact the Company’s business, results of operations, and financial condition during fiscal 2026. The ultimate impact of Section 232 tariffs remains to be determined and will depend on several factors, including our ability to successfully mitigate their impact and whether additional or incremental U.S. tariffs or other measures are announced or imposed.
In January 2025, we ceased melting and casting operations at our legacy brass foundry and transitioned production to our new state-of-the-art foundry. We expect this transition will improve operational efficiency and enable us to better serve our service brass customers. As part of our overall strategy, we will continue investing in our foundries to expand capacity, increase manufacturing efficiencies, and position ourselves to respond to the expected increase in demand for domestic product given the uncertainty in the current geopolitical and tariff environment.
For fiscal year 2026, we anticipate that consolidated net sales will increase between 2.8% and 4.2% as compared with fiscal 2025. The external operating environment remains uncertain as we face changes in government policies, including possible disruptions to global supply chains resulting from such changes, the interest rate and tariff environment, as well as geopolitical conditions and labor and material inflation and availability. We expect these challenges to continue during the remainder of fiscal 2026. We continue to anticipate resilient demand associated with the municipal repair and replacement end market driven by the aging water infrastructure and increasing water rates, moderated by budgetary and operational pressures on municipalities. We anticipate that new residential construction activity and new lot and land development will be relatively constrained by the uncertainty in the economy, affordability concerns and interest rate environment, depending on the geographic region.
We are anticipating a more normalized operating environment in fiscal 2026 leading to normalized seasonality for consolidated net sales. Therefore, we anticipate quarterly consolidated net sales as a percentage of fiscal year 2026 consolidated net sales to be the highest in the third quarter and lowest in the first quarter, with a sequential increase in consolidated net sales in the second quarter as construction activity ramps up in the Spring. For the remainder of fiscal 2026, we anticipate that inflation will continue to modestly impact manufacturing costs, primarily due to wage inflation, as well as raw materials and purchased parts. In addition, higher direct tariff costs of approximately 3% of costs of sales are expected to continue to contribute to inflationary pressures during the remainder of fiscal 2026. While pricing actions were taken in fiscal 2025 in response to new tariffs, we will continue to monitor the market and economic conditions impacting our business and take appropriate actions to mitigate inflationary and other cost pressures, including by implementing price increases, cost containment measures and supplier management measures, among other actions.

Results of Operations

Three Months Ended December 31, 2025 Compared to Three Months Ended December 31, 2024

	Three months ended December 31, 2025
	Water Flow Solutions	Water Management Solutions	Corporate	Total

	(in millions)
Net sales	$173.0	$145.2	$—	$318.2
Gross profit	70.8	49.0	—	119.8
Operating expenses:
Selling, general and administrative	21.4	24.5	13.9	59.8
Strategic reorganization and other charges	—	—	3.3	3.3
Total operating expenses	21.4	24.5	17.2	63.1
Operating income (loss)	$49.4	$24.5	$(17.2)	56.7
Non-operating expenses:
Interest expense, net				1.0
Income before income taxes				55.7
Income tax expense				12.5
Net income				$43.2

	Three months ended December 31, 2024
	Water Flow Solutions	Water Management Solutions	Corporate	Total

	(in millions)
Net sales	$174.6	$129.7	$—	$304.3
Gross profit	55.1	47.9	—	103.0
Operating expenses:
Selling, general and administrative	19.8	20.3	13.8	53.9
Strategic reorganization and other charges	—	0.3	1.4	1.7
Total operating expenses	19.8	20.6	15.2	55.6
Operating income (loss)	$35.3	$27.3	$(15.2)	47.4
Non-operating expenses:
Interest expense, net				1.6
Income before income taxes				45.8
Income tax expense				10.5
Net income				$35.3
Consolidated Analysis
Net sales for the three months ended December 31, 2025 were $318.2 million as compared with $304.3 million in the prior year period, an increase of $13.9 million or 4.6%, primarily as a result of higher pricing across most product lines.
Gross profit for the three months ended December 31, 2025 was $119.8 million as compared with $103.0 million in the prior year period, an increase of $16.8 million or 16.3%, primarily as a result of favorable pricing, manufacturing efficiencies largely driven by the legacy brass foundry closure in Decatur Illinois, and a $3.3 million write-down of inventory and other assets associated with our legacy brass foundry in the prior year period. Gross profit was negatively impacted by increased tariffs and approximately 4% inflation. As a result, gross margin was 37.6% in the three months ended December 31, 2025 as compared with 33.8% in the prior year period.

Selling, general and administrative expenses (“SG&A”) for the three months ended December 31, 2025 were $59.8 million as compared with $53.9 million in the prior year period, an increase of $5.9 million or 10.9%, primarily due to higher personnel-related expenses, inflation of approximately 3% and unfavorable foreign currency fluctuations. SG&A as a percentage of net sales was 18.8% and 17.7% for the three months ended December 31, 2025 and 2024, respectively.

Strategic reorganization and other charges for the three months ended December 31, 2025 were $3.3 million and consisted primarily of severance and expenses associated with our leadership transition. Strategic reorganization and other charges for the three months ended December 31, 2024 were $1.7 million and consisted of expenses associated with our leadership transition and severance.

Net interest expense for the three months ended December 31, 2025 was $1.0 million as compared with $1.6 million in the prior year period, a decrease of $0.6 million or 37.5%, primarily due to higher interest income. The components of net interest expense are as shown below:

	Three months ended
	December 31,
	2025	2024

	(in millions)
4.0% Senior Notes	$4.5	$4.5
Deferred financing costs amortization	0.3	0.3
ABL Agreement	0.2	0.2
Capitalized interest	(0.2)	(0.1)
Other interest expense	0.1	0.1
Total interest expense	4.9	5.0
Interest income	(3.9)	(3.4)
Interest expense, net	$1.0	$1.6
Income tax expense for the three months ended December 31, 2025 was $12.5 million as compared with $10.5 million in the prior year period, an increase of $2.0 million or 19.0% driven by higher pre-tax income. The effective tax rate for the three months ended December 31, 2025 was 22.4% as compared with 22.9% in the prior year. The effective tax rate was generally consistent period over period.
Segment Analysis

Water Flow Solutions

Net sales for the three months ended December 31, 2025 were $173.0 million as compared with $174.6 million in the prior year period, a decrease of $1.6 million or 0.9%, primarily as a result of lower volumes of service brass products, partially offset by higher pricing across most product lines and increased volumes of specialty valves.

Gross profit for the three months ended December 31, 2025 was $70.8 million as compared with $55.1 million in the prior year period, an increase of $15.7 million or 28.5%. This increase was primarily a result of manufacturing efficiencies, higher pricing across most product lines, and a $3.3 million write-down of inventory and other assets associated with our legacy brass foundry in Decatur, Illinois in the prior year period, partially offset by approximately 5% inflation, lower volumes and increased tariffs. Gross margin was 40.9% in the three months ended December 31, 2025 and 31.6% in the prior year period.

SG&A for the three months ended December 31, 2025 was $21.4 million as compared with $19.8 million in the prior year period, an increase of $1.6 million or 8.1%, primarily as a result of higher personnel-related expenses and inflation of approximately 3%. SG&A as a percentage of net sales was 12.4% and 11.3% in the three months ended December 31, 2025 and 2024, respectively.

Water Management Solutions

Net sales for the three months ended December 31, 2025 were $145.2 million as compared with $129.7 million in the prior year period, an increase of $15.5 million or 12.0%, primarily as a result of higher pricing across most product lines and higher volumes of hydrants, partially offset by lower volumes of natural gas distribution and repair products.

Gross profit for the three months ended December 31, 2025 was $49.0 million as compared with $47.9 million in the prior year period, an increase of $1.1 million or 2.3%. The increase was primarily a result of higher pricing and higher volumes which was partially offset by increased tariffs, unfavorable manufacturing efficiencies, and approximately 3% inflation. Gross margin was 33.7% in the three months ended December 31, 2025 as compared with 36.9% in the prior year period.

SG&A for the three months ended December 31, 2025 was $24.5 million as compared with $20.3 million in the prior year period, an increase of $4.2 million or 20.7%, primarily due to unfavorable foreign currency impacts, higher personnel-related expenses, third-party fees and approximately 3% inflation. SG&A as a percentage of net sales was 16.9% and 15.7% in the three months ended December 31, 2025 and 2024, respectively.

Corporate

SG&A for the three months ended December 31, 2025 was $13.9 million as compared with $13.8 million in the prior year period, an increase of $0.1 million or 0.7% is primarily a result of higher personnel-related expenses and approximately 3% inflation, which was mostly offset by lower third-party fees.
Liquidity and Capital Resources
We had cash and cash equivalents on hand of $459.6 million as of December 31, 2025 and $163.7 million of additional borrowing capacity under our asset-based lending arrangement (the “ABL”). As of December 31, 2025, cash and cash equivalents included $88.6 million, $14.9 million and $8.4 million in Israel, Canada, and China, respectively.
Historically, we have funded our liquidity requirements through cash flows from operating activities, borrowings under our credit facilities, and working capital management activities. Our primary historical cash requirements have been for working capital, capital expenditures, income tax payments, and contractual obligations, which primarily consist of required long-term debt and related interest payments and commitments under non-cancellable operating lease agreements. When appropriate, the Company may utilize liquidity towards debt service requirements, including voluntary debt prepayments and repurchases of common stock or other securities, based on excess cash flows. The most significant components of our operating assets and liabilities are inventories, accounts receivable, prepaid expenses and other assets, accounts payable, and other payables and accrued expenses. We monitor various items related to cash flow, including, but not limited to, cash receipts, cash disbursements, payment terms and discounts. We continue to focus on these items in addition to other key measures we use to evaluate how our consolidated business and operating segments are performing.
We believe that cash on hand, cash expected to be generated from operations, and the availability of borrowings under our ABL will be sufficient to fund our working capital requirements, liquidity obligations, anticipated capital expenditures, income tax payments and payments due under our existing debt for the next 12 months and thereafter. However, our ability to make these payments will depend largely on our future operating performance, which may be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control. Depending on our liquidity levels, conditions in the capital markets and other factors, we may from time to time consider the prepayment, refinancing or issuance of debt, issuance of equity or other securities, the proceeds of which could provide additional liquidity for our operations, as well as modifications to our debt structure or business acquisitions.
Share Repurchase Program
Our stock repurchase program allows us to repurchase up to $250.0 million of our common stock. The program does not commit us to any particular timing or quantity of purchases, and we may suspend or discontinue the program at any time. We repurchased $5.5 million of our outstanding common stock during the three months ended December 31, 2025 under our publicly announced share repurchase program, and as of December 31, 2025, we had $59.5 million remaining under our share repurchase authorization. During the three months ended December 31, 2024, we did not repurchase any shares of our outstanding common stock.

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
Borrowings under the ABL bear interest at a floating rate equal to SOFR plus an adjustment of 10 basis points and an applicable margin range of 150 to 175 basis points, or a base rate (as defined in the ABL) plus an applicable margin range of 50 to 75 basis points. As of December 31, 2025, the applicable margin was 150 basis points for SOFR-based loans and 50 basis points for base rate loans.
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
The ABL contains customary terms and conditions as well as various affirmative, negative, and financial covenants that may, among other things, restrict our and our subsidiaries’ ability to pay dividends, repurchase stock, or make certain other payments as described in the ABL.
Substantially all of our United States subsidiaries are borrowers under the ABL and are jointly and severally liable for outstanding borrowings. Our obligations under the ABL are secured by a first-priority perfected lien on all of our United States inventory, accounts receivable, certain cash balances and other supporting assets.
The ABL includes a commitment fee for any unused borrowing capacity of 37.5 basis points per annum when the unused capacity is above 50% of the credit commitments, with a step down to 25.0 basis points per annum when unused capacity is less than or equal to 50% of the credit commitments. As of December 31, 2025, the commitment fee was 37.5 basis points.
Borrowings are not subject to any financial maintenance covenants unless excess availability is less than the greater of $17.5 million and 10% of the Loan Cap as defined in the ABL. Excess availability based on December 31, 2025 data was $163.7 million, as reduced by $11.1 million of outstanding letters of credit and $0.2 million of accrued fees and expenses.
We were in compliance with all required covenants under the ABL as of December 31, 2025.
4.0% Senior Unsecured Notes
On May 28, 2021, we privately issued $450.0 million of 4.0% Unsecured Senior Notes (the “4.0% Senior Notes”), which mature on June 15, 2029, and bear interest at 4.0%, paid semi-annually in June and December. We capitalized $5.5 million of financing costs, which are being amortized over the term of the 4.0% Senior Notes using the effective interest method. Proceeds from the 4.0% Senior Notes, along with cash on hand, were used to redeem our previously existing notes. Substantially all of our United States subsidiaries guarantee the 4.0% Senior Notes, which are subordinate to borrowings under our ABL. Based on quoted market prices, the outstanding 4.0% Senior Notes had a fair value of $438.7 million as of December 31, 2025.
An indenture governing the 4.0% Senior Notes (“Indenture”) contains customary covenants and events of default, including covenants that limit our ability to incur certain debt and liens. We were in compliance with all required covenants under the Indenture as of December 31, 2025. There are no financial maintenance covenants associated with the Indenture.
We may redeem some or all of the 4.0% Senior Notes at any time after June 15, 2024, at specified redemption prices. Upon a Change of Control (as defined in the Indenture), we could be required to offer to purchase the 4.0% Senior Notes at a price equal to 101% of the outstanding principal amount if there is a Ratings Decline (as defined in the Indenture).

Cash Flows
The table below summarizes net cash flows provided by (used in) operating activities, investing activities, and financing activities:

	Three months ended
	December 31,
	2025	2024
	(in millions)
Net cash flows provided by operating activities	$61.2	$54.1
Net cash flows used in investing activities	(17.1)	(11.9)
Net cash flows used in financing activities	$(19.6)	$(13.1)
Net Cash Flows Provided by Operating Activities
Cash flows provided by operating activities increased $7.1 million to $61.2 million during the three months ended December 31, 2025 compared with $54.1 million in the prior year period. This was driven by an increase in net income of $7.9 million and higher non-cash adjustments of $7.5 million, partially offset by a $8.3 million change in working capital and other assets and liabilities.
Net Cash Flows Used in Investing Activities
Capital expenditures were $17.2 million in the three months ended December 31, 2025 as compared with $11.9 million in the prior year period. Capital expenditures increased primarily as a result of higher expenditures associated with our iron foundries as compared with the prior year period.
Net Cash Flows Used in Financing Activities
Cash flows used in financing activities increased $6.5 million to $19.6 million during the three months ended December 31, 2025 as compared with $13.1 million in the prior year period. This was driven primarily by $5.5 million repurchases of common stock under the share repurchase program and $0.9 million in less cash provided by common stock issuances.
Credit Ratings
Our corporate credit rating and the credit ratings for our debt and outlook are presented below:

	Moody’s		Standard & Poor’s
	December 31,	September 30,	December 31,	September 30,
	2025	2025	2025	2025
Corporate credit rating	Ba1	Ba1	BB+	BB
ABL Agreement	Not rated	Not rated	Not rated	Not rated
4.0% Senior Notes	Ba1	Ba1	BB+	BB
Outlook	Stable	Stable	Stable	Positive

These ratings are not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agencies.
Material Cash Requirements
We enter into a variety of contractual obligations as part of our normal operations in addition to capital expenditures. As of December 31, 2025, we had (i) debt obligations related to our $450.0 million 4.0% Senior Notes which mature in 2029 and include annual cash interest payments of $18.0 million in 2026 through 2029; (ii) cumulative cash obligations of $32.1 million for operating leases through 2034 and $5.2 million for finance leases through 2031; and (iii) purchase obligations for raw materials and other purchased parts of approximately $127.8 million which we expect to incur during the next 12 months and $0.5 million beyond December 31, 2026. Additionally, we expect to invest to strengthen our information technology systems, cybersecurity training, policies, programs, response plans and other similar measures. We expect to fund these cash requirements from cash on hand and cash generated from operations.
For the fiscal year 2026, our capital expenditures are expected to be between $60.0 million and $65.0 million. We intend to increase capital investments in our facilities to expand production capacity and enhance operational capabilities, including investment in our two iron foundries.
We declared a quarterly dividend of $0.070 per share on January 22, 2026, payable on or about February 20, 2026 to stockholders of record as of February 10, 2026, which will result in an estimated $10.9 million cash outlay.
Off-Balance Sheet Arrangements
We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose” entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, as of December 31, 2025, we did not have any undisclosed borrowings, debt, derivative contracts or synthetic leases. Therefore, we were not exposed to any financing, liquidity, market or credit risk that could have arisen had we engaged in such relationships.
Seasonality
Parts of our business depend upon construction activity, which is seasonal in many areas due to the impact of cold weather conditions on construction activity. Net sales and operating income have historically been lowest in our first and second quarters ending December 31 and March 31, respectively, when the northern United States and most of Canada generally face weather conditions that restrict significant construction activity. Therefore, the results of operations for the three months ended December 31, 2025 are not necessarily indicative of operating results that may be achieved for any other interim period or the full year.
Critical Accounting Estimates
The preparation of financial statements in accordance with GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales, expenses and related disclosure of contingent assets and liabilities. These estimates are based upon experience and on various other assumptions we believe to be reasonable under the circumstances. Actual results may differ from these estimates. We consider an accounting estimate to be critical if changes in the estimate that are reasonably likely to occur over time or the use of reasonably different estimates could have a material impact on our financial condition or results of operations. Our critical accounting estimates can be found in the “Critical Accounting Estimates” section in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s 2025 Annual Report on Form 10-K. There have been no changes in the Company’s determination of critical accounting estimates since September 30, 2025.
Item 4.    CONTROLS AND PROCEDURES
There have been no changes in our internal control over financial reporting which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended December 31, 2025.
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
Our Chief Executive Officer and our Chief Financial Officer have concluded, based on an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) by our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, that such disclosure controls and procedures were effective as of the end of the period covered by this report.
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

PART II OTHER INFORMATION
Item 1.    LEGAL PROCEEDINGS
Refer to the information provided in Note 9. to the Notes to the Unaudited Condensed Consolidated Financial Statements presented in Item 1. of Part I of this report.

Item 1A.     RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. RISK FACTORS” in our 2025 Annual Report on Form 10-K, each of which could materially affect our business, financial condition or operating results. These described risks are not the only risks facing us. Additional risks and uncertainties not known to us or that we deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents the number and average price of shares purchased in each fiscal month of the first quarter of fiscal 2026:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)(2)	Maximum dollar value of shares that may yet be purchased under the plans or programs (in millions)
October 1-31, 2025	—	$—	—	$65.0
November 1-30, 2025	261,595	23.09	238,705	59.5
December 1-31, 2025	125,591	24.46	—	$59.5
Total	387,186	$23.52	238,705

(1)In 2015, we announced the authorization of a stock repurchase program for up to $50.0 million of our common stock. In 2017, we announced an increase to the authorized amount of this program to $250.0 million. The program does not commit us to a particular timing or quantity of purchases, and we may suspend or discontinue the program at any time.
(2)During the three months ended December 31, 2025, we repurchased 238,705 shares of our common stock pursuant to our share repurchase authorization, and we had $59.5 million remaining under this authorization as of December 31, 2025. During the three months ended December 31, 2025, 148,481 shares were surrendered to us to pay the tax withholding obligations of participants in connection with the vesting of equity awards.

Item 5.     OTHER INFORMATION
(c) Our Section 16 officers and directors, as defined in Rule 16a-1(f) of the Exchange Act, may from time to time enter into plans for the purchase or sale of our common stock that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act. During the quarter ended December 31, 2025, the following officer adopted a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act):
Mr. Todd P. Helms, the Company’s Senior Vice President and Chief Human Resources Officer, adopted a written trading plan on November 20, 2025. The trading plan begins on February 17, 2026, and ends on August 17, 2026. The trading plan is intended to satisfy the affirmative defense conditions of the Exchange Act Rule 10b5-1(c) and permits Mr. Helms to sell up to 21,440 shares of common stock of the Company, subject to certain conditions.
This trading plan was adopted during an open trading window.

No other Section 16 officer or director, as defined in Rule 16a-1(f) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, during the three months ended December 31, 2025.
Item 6.     EXHIBITS

Exhibit No.	Document
10.1+
Transition Agreement, dated November 6, 2025, by and between Mueller Water Products, Inc. and Marietta E. Zakas. Incorporated by reference to Exhibit 10.1 to Mueller Water Products, Inc. Form 8-K (File No. 001-32892) filed on November 6, 2025.

10.2+
Letter Agreement, dated November 6, 2025, by and between Mueller Water Products, Inc. and Paul McAndrew. Incorporated by reference to Exhibit 10.2 to Mueller Water Products, Inc. Form 8-K (File no. 001-32982) filed on November 6, 2025.

10.3+*	Mueller Water Products, Inc. Form of Performance Restricted Stock Unit Award Agreement - Market Units (awards granted after fiscal 2025).
10.4+*	Mueller Water Products, Inc. Form of Performance Restricted Stock Unit Award Agreement - ROIC Units (awards granted after fiscal 2025).
10.5+*	Mueller Water Products, Inc. Form of Restricted Stock Unit Award Agreement (awards granted after fiscal 2025).
10.6+*	Mueller Water Products, Inc. Form of Stock Option Grant Awards Agreement (awards granted after fiscal 2025).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended December 31, 2025, formatted in XBRL (Extensible Business Reporting Language), (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Stockholders' Equity, (v) the Unaudited Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements.

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

MUELLER WATER PRODUCTS, INC.
Date:	February 5, 2026	By:	/s/ Richelle R Feyerherm
Richelle R. Feyerherm
Chief Accounting Officer