Form 10-Q
period 2026-03-31
Mueller Water Products, Inc.
filed 2026-05-06
CIK 1350593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Large accelerated filer     ☒      Accelerated filer     ☐
Non-accelerated filer    ☐    Smaller reporting company ☐     Emerging growth company    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
There were 156,471,079 shares of common stock of the registrant outstanding as of May 1, 2026.

PART I
Item 1.     FINANCIAL STATEMENTS
MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	September 30,
	2026	2025

	(in millions, except share amounts)
Assets:
Cash and cash equivalents	$421.0	$431.5
Receivables, net of allowance for credit losses of $3.2 million and $3.6 million	208.6	211.9
Inventories, net	385.4	328.7
Other current assets	51.0	56.8
Total current assets	1,066.0	1,028.9
Property, plant and equipment, net	343.7	335.7
Intangible assets, net	305.7	307.3
Goodwill, net	92.1	89.2
Other noncurrent assets	77.3	77.8
Total assets	$1,884.8	$1,838.9

Liabilities and stockholders’ equity:
Current portion of long-term debt	$1.4	$1.2
Accounts payable	128.6	134.4
Other current liabilities	103.3	154.7
Total current liabilities	233.3	290.3
Long-term debt	451.0	450.4
Deferred income taxes	67.0	51.0
Other noncurrent liabilities	62.7	65.5
Total liabilities	814.0	857.2

Commitments and contingencies (Note 9.)

Preferred stock: par value $0.01 per share; 60,000,000 shares authorized; none outstanding as of March 31, 2026, and September 30, 2025	—	—
Common stock: par value $0.01 per share; 600,000,000 shares authorized; 156,446,656 and 156,331,004 shares outstanding as of March 31, 2026, and September 30, 2025, respectively	1.6	1.6
Additional paid-in capital	1,136.7	1,158.9
Accumulated deficit	(71.9)	(174.2)
Accumulated other comprehensive income (loss)	4.4	(4.6)
Total stockholders' equity	1,070.8	981.7
Total liabilities and stockholders' equity	$1,884.8	$1,838.9

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended		Six months ended
	March 31,		March 31,
	2026	2025	2026	2025

	(in millions, except per share amounts)
Net sales	$384.4	$364.3	$702.6	$668.6
Cost of sales	239.9	236.3	438.3	437.6
Gross profit	144.5	128.0	264.3	231.0
Operating expenses:
Selling, general and administrative	59.7	55.7	119.5	109.6
Strategic reorganization and other charges	4.4	2.4	7.7	4.1
Total operating expenses	64.1	58.1	127.2	113.7
Operating income	80.4	69.9	137.1	117.3
Other expenses:
Pension benefit other than service	—	(0.1)	—	(0.1)
Interest expense, net	1.6	2.3	2.6	3.9
Total other expenses, net	1.6	2.2	2.6	3.8
Income before income taxes	78.8	67.7	134.5	113.5
Income tax expense	19.7	16.4	32.2	26.9
Net income	$59.1	$51.3	$102.3	$86.6

Net income per basic share	$0.38	$0.33	$0.65	$0.55
Net income per diluted share	$0.38	$0.33	$0.65	$0.55

Weighted average shares outstanding:
Basic	156.4	156.6	156.4	156.5
Diluted	157.4	157.5	157.4	157.5

Dividends declared per share	$0.070	$0.067	$0.140	$0.134

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three months ended		Six months ended
	March 31,		March 31,
	2026	2025	2026	2025

	(in millions)
Net income	$59.1	$51.3	$102.3	$86.6
Other comprehensive income (loss), net of income tax:
Pension actuarial amortization	0.4	0.4	0.8	0.8
Foreign currency translation	(0.5)	(1.2)	8.2	(2.5)
Total other comprehensive (loss) income, net of income tax	(0.1)	(0.8)	9.0	(1.7)
Comprehensive income	$59.0	$50.5	$111.3	$84.9

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Total
	(in millions)
Balance as of September 30, 2025	$1.6	$1,158.9	$(174.2)	$(4.6)	$981.7
Net income	—	—	43.2	—	43.2
Dividends declared	—	(10.9)	—	—	(10.9)
Stock-based compensation	—	3.5	—	—	3.5
Shares retained for employee taxes	—	(3.6)	—	—	(3.6)
Common stock issued	—	0.7	—	—	0.7
Stock repurchased under buyback program	—	(5.5)	—	—	(5.5)
Other comprehensive income, net of tax	—	—	—	9.1	9.1
Balance as of December 31, 2025	$1.6	$1,143.1	$(131.0)	$4.5	$1,018.2
Net income	—	—	59.1	—	59.1
Dividends declared	—	(11.0)	—	—	(11.0)
Stock-based compensation	—	4.1	—	—	4.1
Shares retained for employee taxes	—	(0.1)	—	—	(0.1)
Common stock issued	—	0.6	—	—	0.6
Other comprehensive loss, net of tax	—	—	—	(0.1)	(0.1)
Balance as of March 31, 2026	$1.6	$1,136.7	$(71.9)	$4.4	$1,070.8

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
	(in millions)
Balance as of September 30, 2024	$1.6	$1,205.2	$(365.9)	$(30.8)	$810.1
Net income	—	—	35.3	—	35.3
Dividends declared	—	(10.5)	—	—	(10.5)
Stock-based compensation	—	2.5	—	—	2.5
Shares retained for employee taxes	—	(4.0)	—	—	(4.0)
Common stock issued	—	1.6	—	—	1.6
Other comprehensive loss, net of tax	—	—	—	(0.9)	(0.9)
Balance as of December 31, 2024	$1.6	$1,194.8	$(330.6)	$(31.7)	$834.1
Net income	—	—	51.3	—	51.3
Dividends declared	—	(10.5)	—	—	(10.5)
Stock-based compensation	—	2.5	—	—	2.5
Shares retained for employee taxes	—	(0.3)	—	—	(0.3)
Common stock issued	—	2.3	—	—	2.3
Stock repurchased under buyback program	—	(5.0)	—	—	(5.0)
Other comprehensive loss, net of tax	—	—	—	(0.8)	(0.8)
Balance as of March 31, 2025	$1.6	$1,183.8	$(279.3)	$(32.5)	$873.6

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended
	March 31,
	2026	2025

	(in millions)
Operating activities:
Net income	$102.3	$86.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	20.9	18.8
Amortization	3.6	3.6
Non-cash asset impairment	—	1.0
Gain on sale of assets	(0.1)	(0.1)
Stock-based compensation	7.6	5.0
Pension cost	0.3	0.2
Deferred income taxes	15.5	(2.3)
Inventory reserve provision	4.6	4.9
Other, net	0.8	0.6
Changes in assets and liabilities:
Receivables, net	3.3	(7.0)
Inventories	(60.4)	(9.5)
Other assets	8.4	(1.6)
Accounts payable	(5.3)	6.0
Other current liabilities	(49.9)	(33.1)
Other noncurrent liabilities	(3.2)	(4.7)
Net cash provided by operating activities	48.4	68.4
Investing activities:
Capital expenditures	(31.9)	(21.1)
Proceeds from sale of assets	0.1	0.1
Net cash used in investing activities	(31.8)	(21.0)
Financing activities:
Dividends paid	(21.9)	(21.0)
Stock repurchased under buyback program	(5.5)	(5.0)
Employee taxes related to stock-based compensation	(3.7)	(4.3)
Common stock issued	1.3	3.9
Principal payments for finance lease obligations	(0.7)	(0.5)
Net cash used in financing activities	(30.5)	(26.9)
Effect of currency exchange rate changes on cash	3.4	(1.2)
Net change in cash and cash equivalents	(10.5)	19.3
Cash and cash equivalents at beginning of period	431.5	309.9
Cash and cash equivalents at end of period	$421.0	$329.2
The accompanying notes are an integral part of the condensed consolidated financial statements.

	Six months ended
	March 31,
	2026	2025

	(in millions)
Supplemental cash flow information:
Cash paid for interest, net	$2.3	$3.2
Cash paid for income taxes, net	$32.8	$30.5

Non-cash investing and financing activities:
Property, plant and equipment accrued and unpaid	$6.1	$4.8
Property, plant and equipment acquired through finance leases	$1.2	$1.1
The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2026
(UNAUDITED)
Note 1. Organization and Basis of Presentation
Mueller Water Products, Inc., a Delaware corporation, together with its consolidated subsidiaries, operates in two business segments: Water Flow Solutions and Water Management Solutions. Water Flow Solutions’ portfolio includes iron gate valves, specialty valves, and service brass products. Water Management Solutions’ portfolio includes fire hydrants, repair and installation, natural gas, metering, leak detection, as well as pressure management and control products and solutions. The “Company,” “we,” “us” and “our” refer to Mueller Water Products, Inc. and its subsidiaries. With regard to the Company’s segments, “we,” “us” and “our” may also refer to the segment being discussed.
Our condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which require us to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, sales, and expenses, and the disclosure of contingent assets and liabilities for the reporting periods. Actual results could differ from those estimates. All significant intercompany balances and transactions have been eliminated. These condensed consolidated financial statements do not include all information required by GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2025. In our opinion, all normal and recurring adjustments that we consider necessary for a fair financial statement presentation have been made. The condensed consolidated balance sheet as of September 30, 2025 was derived from our audited financial statements.
Parts of our business depend upon construction activity, which is seasonal in many areas due to the impact of cold weather conditions on construction activity. Net sales and operating income have historically been lowest in our first and second fiscal quarters ending December 31 and March 31, respectively, when the northern United States (“U.S.”) and most of Canada generally face weather conditions that restrict significant construction activity. Therefore, the results of operations for the three and six months ended March 31, 2026 are not necessarily indicative of operating results that may be achieved for any other interim period or the full year.
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
In November 2024, the FASB issued ASU No. 2024-03 “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”). ASU 2024-03 requires public business entities to disclose disaggregated information about certain income statement expense line items, including purchases of inventory, employee compensation, depreciation, and intangible asset amortization. Additionally, specified expenses, gains, or losses that are currently required to be disclosed must now be included in the disaggregated income statement expense line item disclosures, and any remaining amounts should be described qualitatively. There is also a requirement to separately disclose total selling expenses and provide a definition of those expenses. This guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Upon adoption, ASU 2024-03 should be applied on a prospective basis while retrospective application is permitted. We are currently evaluating the impact ASU 2024-03 will have on our financial statements and related disclosures.
In September 2025, the FASB issued ASU No. 2025-06 “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software” (“ASU 2025-06”). ASU 2025-06 removes references to software development project stages and considers different software development methods, including methods that entities may use to develop software in the future. ASU 2025-06 requires entities to capitalize software costs when: (1) management has authorized and committed to funding the software project and (2) it is probable that the project will be completed and the software will be used to perform the function intended (the “probable-to-complete recognition threshold”). In evaluating the probable-to-complete recognition threshold, an entity must consider whether there is significant uncertainty associated with the development activities of the software. An entity must also disclose its capitalized internal-use software balance and accumulated amortization at the balance sheet date, along with amortization for the period and a description of the method to compute amortization. This guidance is effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years. Early adoption is permitted at the beginning of an annual period. Upon adoption, ASU 2025-06 may be applied on a retrospective, prospective, or modified prospective basis, with a cumulative effect adjustment to retained earnings required for retrospective or modified prospective adoption. We are currently evaluating the impact ASU 2025-06 will have on our financial statements and related disclosures.
In December 2025, the FASB issued ASU No. 2025-11 “Interim Reporting (Topic 270): Narrow-Scope Improvements” (“ASU 2025-11”). ASU 2025-11 clarifies the applicability of interim reporting guidance, types of interim reporting, and the form and content of interim financial statements in accordance with GAAP. ASU 2025-11 does not change the fundamental nature of interim reporting or modify the scope of current interim disclosure requirements, but clarifies and improves the navigability of existing interim reporting requirements. This guidance is effective for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. Upon adoption, ASU 2025-11 may be applied prospectively or retrospectively to any or all periods presented in the interim financial statements. We are currently evaluating the impact ASU 2025-11 will have on our financial statements and related disclosures.
Strategic Reorganization and Other Charges
During the six months ended March 31, 2026, we recorded approximately $7.7 million in Strategic reorganization and other charges consisting of expenses associated with our leadership transition, severance, and certain transaction-related expenses. During the six months ended March 31, 2025, we recorded approximately $4.1 million in Strategic reorganization and other charges consisting of expenses associated with our leadership transition, non-cash asset impairment, and certain transaction-related expenses.
The Company expects to incur certain costs related to the decommissioning and demolition of its legacy foundry in Decatur, Illinois, the amount of which is not estimable at this time.
Activity in our Strategic reorganization and other charges, reported as part of Other current liabilities, is presented below:

	Six months ended
	March 31,
	2026	2025

	(in millions)
Beginning balance	$1.1	$3.4
Expenses incurred	7.7	4.1
Amounts paid and other adjustments, net	(7.5)	(5.4)
Ending balance	$1.3	$2.1
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
Note 2.    Revenue from Contracts with Customers
We recognize revenue when control of promised products or services is transferred to our customers, in amounts that reflect the consideration to which we expect to be entitled in exchange for those products or services. We account for a contract when it has approval and commitment from both parties, the rights of the parties and the payment terms are identified, the contract has commercial substance, and collectability of consideration is probable. We determine the appropriate revenue recognition for our contracts with customers by analyzing the type, terms, and conditions of each customer contract or arrangement.
The table below presents the balances of our customer receivables and deferred revenue:

	March 31,	September 30,
	2026	2025

	(in millions)
Billed receivables	$208.1	$210.8
Unbilled receivables	3.7	4.7
Gross customer receivables	211.8	215.5
Allowance for credit losses	(3.2)	(3.6)
Receivables, net	$208.6	$211.9

Deferred revenue	$12.3	$12.1

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

The table below summarizes information concerning our allowance for credit losses:

	Six months ended
	March 31,
	2026	2025
	(in millions)
Beginning balance	$3.6	$8.3
Release of provision, net	(0.4)	(0.2)
Ending balance	$3.2	$8.1

Contract Asset and Liability Balances
Differences in the timing of revenue recognition, billing, and cash collection result in customer receivables, advance payments, and billings in excess of revenue recognized. Customer receivables include amounts billed and currently due from customers as well as unbilled amounts including contract assets. Amounts are billed in accordance with contractual terms and unbilled amounts arise when the timing of billing differs from the timing of when revenue is recognized.
Advance payments and billings in excess of revenue are recognized and recorded as deferred revenue and are classified as Other current liabilities or Other noncurrent liabilities in the accompanying condensed consolidated balance sheets based on the timing of when we expect to recognize revenue. Deferred revenue represents contract liabilities and is recorded when customers remit cash payments in advance of our satisfaction of performance obligations pursuant to contractual arrangements. Contract liabilities are reversed when the performance obligation is satisfied and revenue is recognized. Deferred revenue primarily consists of amounts related to monitoring, leak detection, software, and hosting services.
The table below summarizes information related to deferred revenue:

	Six months ended
	March 31,
	2026	2025
	(in millions)
Beginning balance	$12.1	$12.8
Revenue deferred	5.4	4.2
Previously deferred revenue recognized during the period	(5.2)	(4.6)
Ending balance	$12.3	$12.4

As of March 31, 2026, current deferred revenue was $6.5 million and noncurrent deferred revenue was $5.8 million. We estimate that noncurrent deferred revenue will be recognized as follows: $0.8 million in 2027, $1.4 million in 2028, $1.2 million in 2029, $1.1 million in 2030, $0.6 million in 2031 and $0.7 million thereafter.

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
Disaggregation of Revenue
Refer to Note 7. for information regarding disaggregation of our revenues from contracts with customers by reportable segment and by geographical region based on customer location. Economic factors may impact the nature, amount, timing, and certainty of our revenues and cash flows.
Note 3. Income Taxes
For the three months ended March 31, 2026, the Company recorded income tax expense of $19.7 million on earnings before income taxes of $78.8 million resulting in an effective tax rate of 25.0%. For the three months ended March 31, 2025, the Company recorded income tax expense of $16.4 million on earnings before income taxes of $67.7 million resulting in an effective tax rate of 24.2%. The increase in the effective tax rate was primarily due to lower excess tax benefits on stock compensation.
For the six months ended March 31, 2026, the Company recorded income tax expense of $32.2 million on earnings before income taxes of $134.5 million resulting in an effective tax rate of 23.9%. For the six months ended March 31, 2025, the Company recorded income tax expense of $26.9 million on earnings before income taxes of $113.5 million resulting in an effective tax rate of 23.7%. The increase in the effective tax rate was primarily due to lower excess tax benefits on stock compensation largely offset by a reduction in nondeductible compensation.
Note 4. Borrowing Arrangements
The components of our long-term debt are as follows:

	March 31,	September 30,
	2026	2025

	(in millions)
4.0% Senior Notes	$450.0	$450.0
Finance leases	4.6	4.1
Total debt	454.6	454.1
Less: deferred financing costs	2.2	2.5
Less: current portion of long-term debt	1.4	1.2
Total long-term debt	$451.0	$450.4

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
Borrowings under the ABL bear interest at a floating rate equal to Secured Overnight Financing Rate (“SOFR”) plus an adjustment of 10 basis points and an applicable margin range of 150 to 175 basis points, or a base rate (as defined in the ABL) plus an applicable margin range of 50 to 75 basis points. As of March 31, 2026, the applicable margin was 150 basis points for SOFR-based loans and 50 basis points for base rate loans.
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
Substantially all of our U.S. subsidiaries are borrowers under the ABL and are jointly and severally liable for outstanding borrowings. Our obligations under the ABL are secured by a first-priority perfected lien on all of our U.S. inventory, accounts receivable, certain cash balances, and other supporting assets.
The ABL includes a commitment fee for any unused borrowing capacity of 37.5 basis points per annum when the unused capacity is above 50% of the credit commitments, with a step down to 25.0 basis points per annum when unused capacity is less than or equal to 50% of the credit commitments. As of March 31, 2026, the commitment fee was 37.5 basis points.
Borrowings are not subject to any financial maintenance covenants unless excess availability is less than the greater of $17.5 million and 10% of the Loan Cap as defined in the ABL. Excess availability based on March 31, 2026 data was $163.7 million, as reduced by $11.1 million of outstanding letters of credit and $0.2 million of accrued fees and expenses.
We were in compliance with all required covenants under the ABL as of March 31, 2026.
4.0% Senior Unsecured Notes. On May 28, 2021, we privately issued $450.0 million of 4.0% Unsecured Senior Notes (the “4.0% Senior Notes”) which mature on June 15, 2029, and bear interest at 4.0%, paid semi-annually in June and December. We capitalized $5.5 million of financing costs, which are being amortized over the term of the 4.0% Senior Notes using the effective interest method. Proceeds from the 4.0% Senior Notes, along with cash on hand, were used to redeem our previously existing notes. Substantially all of our U.S. subsidiaries guarantee the 4.0% Senior Notes, which are subordinate to borrowings under our ABL. Based on quoted market prices, which is a Level 1 measurement, the outstanding 4.0% Senior Notes had a fair value of $434.6 million as of March 31, 2026.
An indenture governing the 4.0% Senior Notes (“Indenture”) contains customary covenants and events of default, including covenants that limit our ability to incur certain debt and liens. We were in compliance with all required covenants under the Indenture as of March 31, 2026. There are no financial maintenance covenants associated with the Indenture.
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
The components of net periodic cost for our Pension Plan are presented below:

	Three months ended		Six months ended
	March 31,		March 31,
	2026	2025	2026	2025

	(in millions)
Service cost	$0.2	$0.1	$0.3	$0.3
Pension expense (benefit) other than service:
Interest cost	3.0	3.0	6.0	6.0
Expected return on plan assets	(3.5)	(3.6)	(6.9)	(7.2)
Amortization of actuarial net loss	0.5	0.5	0.9	1.1
Pension benefit other than service	—	(0.1)	—	(0.1)
Net periodic cost	$0.2	$—	$0.3	$0.2

The amortization of actuarial losses, net of income tax, is recorded as a component of Other comprehensive income. For each of the three months ended March 31, 2026 and 2025, the amortization of actuarial net loss is shown net of income tax of $0.1 million in the condensed consolidated statements of comprehensive income. For the six months ended March 31, 2026 and 2025, the amortization of actuarial net loss is shown net of $0.1 million and $0.3 million income tax respectively, in the condensed consolidated statements of comprehensive income.

Note 6. Supplemental Balance Sheet Information
Selected supplemental asset information is presented below:

	March 31,	September 30,
	2026	2025

	(in millions)
Inventories, net:
Purchased components and raw materials	$178.8	$169.5
Work in process, net	71.1	67.5
Finished goods, net	135.5	91.7
Inventories, net	$385.4	$328.7

Other current assets:
Prepaid expenses	$22.5	$20.8
Other current assets	28.5	36.0
Total other current assets	$51.0	$56.8

Property, plant and equipment:
Land	$6.2	$6.5
Buildings	134.8	133.6
Machinery and equipment	614.1	590.3
Construction in progress	57.8	53.7
Total property, plant and equipment	812.9	784.1
Accumulated depreciation	(469.2)	(448.4)
Property, plant and equipment, net	$343.7	$335.7

Selected supplemental liability information is presented below:

	March 31,	September 30,
	2026	2025

	(in millions)
Other current liabilities:
Compensation and benefits	$35.2	$61.3
Customer rebates	14.5	19.9
Other current liabilities	53.6	73.5
Total other current liabilities	$103.3	$154.7

Goodwill
Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis on September 1 of each fiscal year or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.

The following table summarizes information concerning our goodwill, all of which is within our Water Management Solutions segment, during the six months ended March 31, 2026 (in millions):

Balance as of September 30, 2025:
Goodwill	$829.6
Accumulated impairment	(740.4)
Goodwill, net	89.2
Activity during the six months ended March 31, 2026:
Change in foreign currency exchange rates	2.9
Balance as of March 31, 2026	$92.1

Note 7. Segment Information
Our business units and reportable segments are Water Flow Solutions and Water Management Solutions. Water Flow Solutions’ portfolio includes iron gate valves, specialty valves, and service brass products. Water Management Solutions’ portfolio includes fire hydrants, repair and installation, natural gas, metering, leak detection, as well as pressure management and control products and solutions.
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
Segment results are not reflective of their results on a stand-alone basis and exclude intersegment sales. The determination of segment results excludes certain expenses designated as Corporate because such expenses are not directly attributable to segment operations and are not allocated to the segments. Additionally, items such as interest expense, loss on early extinguishment of debt, pension expense or benefit, and income taxes are not allocated to the segments. Corporate expenses include those costs incurred by our corporate function, such as accounting, treasury, risk management, human resources, legal, tax, and other administrative functions. Corporate assets principally consist of our cash, operating lease assets, and certain real property previously owned by U.S. Pipe and Anvil.
Financial information by reportable segment is included in the following summary below:

Three months ended March 31, 2026	Water Flow Solutions	Water Management Solutions	Total
	(in millions)
Net sales	$218.3	$166.1	$384.4
Cost of sales	131.2	108.7	239.9
Gross profit	87.1	57.4	144.5
Selling, general and administrative expenses	21.9	21.9
Strategic reorganization and other charges	—	0.2
Segment operating income	$65.2	$35.3	100.5

Reconciliation of segment operating income to consolidated income before income taxes
Corporate general and administrative expenses			15.9
Corporate strategic reorganization and other charges			4.2
Interest expense, net			1.6
Income before income taxes			$78.8

Three months ended March 31, 2025	Water Flow Solutions	Water Management Solutions	Total
	(in millions)
Net sales	$216.2	$148.1	$364.3
Cost of sales	139.2	97.1	236.3
Gross profit	77.0	51.0	128.0
Selling, general and administrative expenses	21.9	19.6
Strategic reorganization and other charges	1.0	0.1
Segment operating income	$54.1	$31.3	85.4

Reconciliation of segment operating income to consolidated income before income taxes
Corporate general and administrative expenses			14.2
Corporate strategic reorganization and other charges			1.3
Pension benefit other than service			(0.1)
Interest expense, net			2.3
Income before income taxes			$67.7

Six months ended March 31, 2026	Water Flow Solutions	Water Management Solutions	Total
	(in millions)
Net sales	$391.3	$311.3	$702.6
Cost of sales	233.4	204.9	438.3
Gross profit	157.9	106.4	264.3
Selling, general and administrative expenses	43.3	46.4
Strategic reorganization and other charges	—	0.2
Segment operating income	$114.6	$59.8	174.4

Reconciliation of segment operating income to consolidated income before income taxes
Corporate general and administrative expenses			29.8
Corporate strategic reorganization and other charges			7.5
Interest expense, net			2.6
Income before income taxes			$134.5

Six months ended March 31, 2025	Water Flow Solutions	Water Management Solutions	Total
	(in millions)
Net sales	$390.8	$277.8	$668.6
Cost of sales	258.7	178.9	437.6
Gross profit	132.1	98.9	231.0
Selling, general and administrative expenses	41.7	39.9
Strategic reorganization and other charges	1.0	0.4
Segment operating income	$89.4	$58.6	148.0

Reconciliation of segment operating income to consolidated income before income taxes
Corporate general and administrative expenses			28.0
Corporate strategic reorganization and other charges			2.7
Pension benefit other than service			(0.1)
Interest expense, net			3.9
Income before income taxes			$113.5

Depreciation and amortization and capital expenditures by reportable segment is included in the summary below:

	Three months ended		Six months ended
	March 31,		March 31,
	2026	2025	2026	2025

	(in millions)
Depreciation and amortization:
Water Flow Solutions	$7.2	$6.3	$14.3	$12.4
Water Management Solutions	5.1	5.0	10.1	10.0
Corporate	0.1	—	0.1	—
	$12.4	$11.3	$24.5	$22.4
Capital expenditures:
Water Flow Solutions	$5.0	$4.8	$11.4	$10.5
Water Management Solutions	9.7	4.4	20.5	10.6
	$14.7	$9.2	$31.9	$21.1

Segment assets primarily consist of intangible assets and inventories. A summary of these assets by reportable segment is included in the summary below:

	March 31,	September 30,
	2026	2025

	(in millions)
Intangible assets, net and goodwill
Water Flow Solutions	$264.4	$264.5
Water Management Solutions	133.4	132.0
	$397.8	$396.5
Inventories, net
Water Flow Solutions	$243.0	$197.2
Water Management Solutions	142.4	131.5
	$385.4	$328.7

Disaggregated revenues by reportable segment and geographical region are included in the summary below:

	Three months ended		Six months ended
	March 31,		March 31,
	2026	2025	2026	2025
	(in millions)
Water Flow Solutions disaggregated revenue:
Central	$66.8	$58.1	$118.4	$106.6
Northeast	38.0	40.7	69.2	74.0
Southeast	54.3	50.4	97.7	89.0
West	44.7	50.9	80.5	94.8
United States	203.8	200.1	365.8	364.4
Canada	13.0	12.6	20.8	20.6
Other international locations	1.5	3.5	4.7	5.8
	$218.3	$216.2	$391.3	$390.8
Water Management Solutions disaggregated revenue:
Central	$48.6	$40.1	$93.2	$75.2
Northeast	34.5	28.1	65.9	57.3
Southeast	42.7	33.9	75.3	60.5
West	24.1	29.3	47.4	57.8
United States	149.9	131.4	281.8	250.8
Canada	9.5	9.2	16.0	13.6
Other international locations	6.7	7.5	13.5	13.4
	$166.1	$148.1	$311.3	$277.8

Note 8. Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) is as follows:

	Pension actuarial amortization, net of income tax	Foreign currency translation, net of income tax	Total

	(in millions)
Balance as of September 30, 2025	$(14.9)	$10.3	$(4.6)
Current period other comprehensive income	0.8	8.2	9.0
Balance as of March 31, 2026	$(14.1)	$18.5	$4.4

For the six months ended March 31, 2026, pension actuarial amortization included in the condensed consolidated statements of comprehensive income was $0.9 million, net of $0.1 million income tax. Refer to Note 5. Retirement Plan for further information. For the six months ended March 31, 2026, foreign currency translation included in the condensed consolidated statements of comprehensive income was $8.2 million, net of no income tax.

Note 9. Commitments and Contingencies
We use letters of credit and surety bonds in the ordinary course of business to ensure the performance of contractual obligations. As of March 31, 2026, we had $11.1 million of letters of credit and $14.1 million of surety bonds outstanding.
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
In the acquisition agreement pursuant to which a predecessor to Tyco International plc, now Johnson Controls International plc (“Tyco”), sold our businesses to a previous owner in August 1999, Tyco agreed to indemnify us and our affiliates, among other things, for all “Excluded Liabilities.” Excluded Liabilities include, among other things, substantially all liabilities relating to the time prior to August 1999, including environmental liabilities. The indemnity survives indefinitely. Tyco’s indemnity does not cover liabilities to the extent caused by us or the operation of our businesses after August 1999, nor does it cover liabilities arising with respect to businesses or sites acquired after August 1999. Since 2007, Tyco has engaged in multiple corporate restructurings, split-offs and divestitures. While none of these transactions directly affect the indemnification obligations of the Tyco indemnitors under the 1999 acquisition agreement, the result of such transactions is that the assets of, and control over, such Tyco indemnitors has changed. Should any of these Tyco indemnitors become financially unable or fail to comply with the terms of the indemnity, we may be responsible for such obligations or liabilities.
The purchaser of U.S. Pipe has been identified as a “potentially responsible party” (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act in connection with a former manufacturing facility operated by U.S. Pipe that was in the vicinity of a proposed Superfund site located in North Birmingham, Alabama. Under the terms of the acquisition agreement relating to our sale of U.S. Pipe, we agreed to indemnify the purchaser for certain environmental liabilities, including those arising out of the former manufacturing site in North Birmingham. Accordingly, the purchaser tendered the matter to us for indemnification, which we accepted. Ultimate liability for the site will depend on many factors that have not yet been determined, including the determination of the Environmental Protection Agency’s remediation costs, the number and financial viability of the other PRPs (there are three other PRPs currently) and the determination of the final allocation of the costs among the PRPs. Since the amounts of such costs cannot be reasonably estimated at this time, no amounts have been accrued for this matter as of March 31, 2026.

Cobb County Matter. On July 19, 2023, Henry Pratt Company, LLC d/b/a Hydro Gate (“Hydro Gate”) was served with a complaint joining it to a lawsuit originally filed by Cobb County Board of Commissioners (“Cobb County”) against Shea-Traylor, a Joint Venture related to the construction of South Cobb Tunnel Project No. S3017 in Cobb County, Georgia (“Project”) in the Superior Court of Cobb County. The lawsuit alleges that a product manufactured by Hydro Gate and used in the Project was defective, causing damage to the Project. Claims against Hydro Gate include breach of contract and contractual indemnity. There are five defendants named in the lawsuit. Cobb County alleged damages in excess of $39 million. The parties have participated in mediation, resulting in a settlement whereby Hydro Gate paid Cobb County a contribution amount of $15 million to settle the lawsuit.
Cybersecurity Incident Putative Class Action. In connection with the class action lawsuit filed on August 30, 2024 in the U.S. District Court for the Northern District of Georgia, Atlanta Division (“Court”), the Company entered into a settlement agreement with the Plaintiff on July 7, 2025, to provide credit monitoring, ordinary and extraordinary losses, lost time, and alternative cash payment benefits subject to an overall aggregate cap of $285,000. The settlement agreement is subject to and is awaiting Court approval.

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
Note 10. Subsequent Events
Dividend Declaration
On April 28, 2026, our Board of Directors declared a dividend of $0.070 per share on our common stock, payable on or about May 20, 2026, to stockholders of record at the close of business on May 11, 2026.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes thereto that appear elsewhere in this report. This report contains certain statements that may be deemed “forward-looking statements” within the meaning of the federal securities laws. All statements that address activities, events or developments that the Company intends, expects, plans, projects, believes or anticipates will or may occur in the future are forward-looking statements, including, without limitation, statements regarding outlooks, projections, forecasts, expectations, commitments, trend descriptions, and the ability to capitalize on trends, value creation, long-term strategies, and the execution or acceleration thereof, operational improvements, inventory positions, the benefits of capital investments, financial or operating performance, including driving increased margins, operational and commercial initiatives, capital allocation and growth strategy plans, and the demand for the Company’s products. Forward-looking statements are based on certain assumptions and assessments made by the Company in light of the Company’s experience and perception of historical trends, current conditions, and expected future developments.
Actual results and the timing of events may differ materially from those contemplated by the forward-looking statements due to a number of factors, including, without limitation, changing regulatory, trade and tariff conditions, including the impact of the Section 232 tariffs on the products produced by our Krausz business; logistical challenges and supply chain disruptions, geopolitical conditions, public health crises, or other events; inventory and in-stock positions of our distributors and end customers; an inability to realize the anticipated benefits from our operational initiatives, including our large capital investments, plant closures, and reorganization and related strategic realignment activities; an inability to attract or retain a skilled and diverse workforce, increased competition related to the workforce, and labor markets; an inability to protect the Company’s information systems against service interruption; risks resulting from possible future cybersecurity incidents; misappropriation of data or breaches of security; failure to comply with personal data protection and privacy laws; cyclical and changing demand in core markets such as municipal spending, residential construction and natural gas distribution; government monetary or fiscal policies; the impact of adverse weather conditions; the impact of manufacturing and product performance; the impact of wage, commodity and materials price inflation; foreign exchange rate fluctuations; the impact of higher interest rates; the impact of warranty charges and claims, and related accommodations; the strength of our brands and reputation; an inability to successfully resolve significant legal proceedings or government investigations; compliance with environmental, trade and anti-corruption laws and regulations; climate change and legal or regulatory responses thereto; the failure to integrate and/or realize any of the anticipated benefits of acquisitions or divestitures; an inability to achieve our goals and commitments in environmental and sustainability programs; and other factors that are described in the section entitled “RISK FACTORS” in Item 1A. of the Company’s most recent Annual Report on Form 10-K and later filings on Form 10-Q, as applicable.
Forward-looking statements do not guarantee future performance and are only as of the date they are made. The Company undertakes no duty to update its forward-looking statements except as required by law. Undue reliance should not be placed on any forward-looking statements. You are advised to review any further disclosures the Company makes on related subjects in subsequent Forms 10-K, 10-Q, 8-K, and other reports filed with the United States Securities and Exchange Commission.
Overview
Business
We operate our business through two segments: Water Flow Solutions and Water Management Solutions. Water Flow Solutions’ portfolio includes iron gate valves, specialty valves, and service brass products. Water Flow Solutions represented approximately 58% of our fiscal 2025 net sales. Water Management Solutions’ portfolio includes fire hydrants, repair and installation, natural gas, metering, leak detection, as well as pressure management and control products and solutions. Water Management Solutions represented approximately 42% of our fiscal 2025 net sales.
We estimate approximately 60% to 65% of our fiscal 2025 net sales were associated with the repair and replacement of municipal water infrastructure, approximately 25% to 30% were related to residential construction activity and approximately 10% were related to natural gas utilities and industrial applications.
On February 9, 2026, Ms. Marietta Edmunds Zakas retired as the Company’s Chief Executive Officer and as a member of the Company’s Board of Directors. Mr. Paul McAndrew started serving as the Company’s President and Chief Executive Officer on this date.
In October 2023, the Israel-Hamas war caused a temporary shutdown in our facility in Ariel, Israel. We reopened the facility in November 2023, but the war caused supply chain challenges that reduced the manufacturing efficiencies for our products produced in Israel. While the facility was adversely impacted by this event, we have mitigated operational risk by adding suppliers and improving throughput in order to increase production levels and to meet customer delivery times. While net sales levels have returned to pre-war levels, margin expansion has been hindered by tariffs on products manufactured in Israel and imported into the United States (“U.S.”).
While tariffs are adversely impacting several product lines, Repair and Specialty Valve product lines are bearing most of the higher costs. In 2025, the U.S. government announced significant changes to its trade policy, including tariff increases on imported steel and aluminum from 25% to 50% under Section 232 of the Trade Expansion Act (“Section 232”). The increase in Section 232 tariffs to 50% has resulted in material, upward pressure on certain purchased components and raw material costs, including the Repair products we import to the U.S. that are produced by our Krausz business, which have borne most of the higher costs. As previously disclosed, we have taken, and intend to continue to take, actions intended to mitigate these increases through, among other things, pricing actions and adding suppliers. Despite these actions, Section 232 tariffs are likely to continue to negatively impact the Company’s business, results of operations, and financial condition during fiscal 2026. The ultimate impact of Section 232 tariffs remains to be determined and will depend on several factors, including our ability to successfully mitigate their impact and whether additional or incremental U.S. tariffs or other changes to trade policies are announced or imposed.
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
For fiscal year 2026, we anticipate that consolidated net sales will increase between 2.8% and 4.2% as compared with fiscal 2025. The external operating environment remains uncertain as we face changes in government policies, including possible disruptions to global supply chains resulting from such changes, the interest rate and tariff environment, as well as geopolitical conditions and increased labor and material costs, and constraints of labor and material availability. We expect these challenges to continue during the remainder of fiscal 2026. We continue to anticipate resilient demand associated with the municipal repair and replacement end market driven by the aging water infrastructure and increasing water rates, moderated by budgetary and operational pressures on municipalities. We anticipate that new residential construction activity and new lot and land development will be relatively constrained by the uncertainty in the economy, affordability concerns, and interest rate environment, depending on the geographic region.
We typically experience quarterly seasonality with consolidated net sales highest in the third quarter and lowest in the first quarter, with a sequential increase in the second quarter as construction activity ramps up in the Spring. For the remainder of fiscal 2026, we anticipate that inflation will continue to modestly impact manufacturing costs, primarily due to wage inflation, as well as raw materials and purchased parts. In addition, we expect higher direct tariff costs of approximately 3% of costs of sales to continue to contribute to inflationary pressures during the remainder of fiscal 2026. While pricing actions were taken in fiscal 2025 in response to new tariffs, we will continue to monitor the market and economic conditions impacting our business and take appropriate actions to mitigate inflationary and other cost pressures, including by implementing price increases, cost containment measures and supplier management measures, among other actions.

Results of Operations

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

	Three months ended March 31, 2026
	Water Flow Solutions	Water Management Solutions	Corporate	Total

	(in millions)
Net sales	$218.3	$166.1	$—	$384.4
Gross profit	87.1	57.4	—	144.5
Operating expenses:
Selling, general and administrative	21.9	21.9	15.9	59.7
Strategic reorganization and other charges	—	0.2	4.2	4.4
Total operating expenses	21.9	22.1	20.1	64.1
Operating income (loss)	$65.2	$35.3	$(20.1)	80.4
Non-operating expenses:
Interest expense, net				1.6
Income before income taxes				78.8
Income tax expense				19.7
Net income				$59.1

	Three months ended March 31, 2025
	Water Flow Solutions	Water Management Solutions	Corporate	Total

	(in millions)
Net sales	$216.2	$148.1	$—	$364.3
Gross profit	77.0	51.0	—	128.0
Operating expenses:
Selling, general and administrative	21.9	19.6	14.2	55.7
Strategic reorganization and other charges	1.0	0.1	1.3	2.4
Total operating expenses	22.9	19.7	15.5	58.1
Operating income (loss)	$54.1	$31.3	$(15.5)	69.9
Non-operating expenses:
Pension benefit other than service				(0.1)
Interest expense, net				2.3
Income before income taxes				67.7
Income tax expense				16.4
Net income				$51.3
Consolidated Analysis
Net sales for the three months ended March 31, 2026 were $384.4 million as compared with $364.3 million in the prior year period, an increase of $20.1 million or 5.5%, primarily as a result of higher pricing across most product lines and increased volumes.
Gross profit for the three months ended March 31, 2026 was $144.5 million as compared with $128.0 million in the prior year period, an increase of $16.5 million or 12.9%. Gross margin was 37.6% in the three months ended March 31, 2026 as compared with 35.1% in the prior year period. Gross margin increased 250 basis points primarily as a result of favorable pricing across most product lines, manufacturing efficiencies, and higher volumes. Gross profit was negatively impacted by increased tariffs as well as approximately 4% inflation.
Selling, general and administrative expenses (“SG&A”) for the three months ended March 31, 2026 were $59.7 million as compared with $55.7 million in the prior year period, an increase of $4.0 million or 7.2%, primarily due to unfavorable foreign currency exchange and inflation of approximately 4%. SG&A as a percentage of net sales was 15.5% and 15.3% for the three months ended March 31, 2026 and 2025, respectively.

Strategic reorganization and other charges for the three months ended March 31, 2026 were $4.4 million and consisted primarily of expenses associated with our leadership transition, certain transaction-related expenses, and severance. Strategic reorganization and other charges for the three months ended March 31, 2025 were $2.4 million and consisted of expenses associated with our leadership transition, a non-cash asset impairment, and certain transaction-related expenses.

Net interest expense for the three months ended March 31, 2026 was $1.6 million as compared with $2.3 million in the prior year period, a decrease of $0.7 million or 30.4%, primarily due to higher interest income. The components of net interest expense are as shown below:

	Three months ended
	March 31,
	2026	2025

	(in millions)
4.0% Senior Notes	$4.5	$4.5
Deferred financing costs amortization	0.2	0.2
ABL Agreement	0.2	0.2
Capitalized interest	(0.3)	(0.1)
Other interest expense	0.2	0.3
Total interest expense	4.8	5.1
Interest income	(3.2)	(2.8)
Interest expense, net	$1.6	$2.3
Income tax expense for the three months ended March 31, 2026 was $19.7 million as compared with $16.4 million in the prior year period, an increase of $3.3 million or 20.1%, driven by higher pre-tax income. The effective tax rate for the three months ended March 31, 2026 was 25.0% as compared with 24.2% in the prior year. The effective tax rate increased primarily due to lower excess tax benefits on stock compensation.
Segment Analysis

Water Flow Solutions

Net sales for the three months ended March 31, 2026 were $218.3 million as compared with $216.2 million in the prior year period, an increase of $2.1 million or 1.0%, primarily as a result of higher pricing across most product lines partially offset by lower volumes.

Gross profit for the three months ended March 31, 2026 was $87.1 million as compared with $77.0 million in the prior year period, an increase of $10.1 million or 13.1%. This increase was primarily a result of manufacturing efficiencies and higher pricing across most product lines, partially offset by increased tariffs, approximately 6% inflation, and lower volumes. Gross margin was 39.9% in the three months ended March 31, 2026 and 35.6% in the prior year period.

SG&A was $21.9 million for both the three months ended March 31, 2026 and 2025. SG&A was flat year-over-year as inflation of approximately 3% was offset by lower personnel-related costs, including incentive-based compensation. SG&A as a percentage of net sales was 10.0% and 10.1% in the three months ended March 31, 2026 and 2025, respectively.

Water Management Solutions

Net sales for the three months ended March 31, 2026 were $166.1 million as compared with $148.1 million in the prior year period, an increase of $18.0 million or 12.2%, primarily as a result of increased volumes and higher pricing across most product lines.

Gross profit for the three months ended March 31, 2026 was $57.4 million as compared with $51.0 million in the prior year period, an increase of $6.4 million or 12.5%. The increase was primarily a result of higher pricing and volumes which were partially offset by increased tariffs, unfavorable manufacturing efficiencies, and approximately 3% inflation. Gross margin was 34.6% in the three months ended March 31, 2026 as compared with 34.4% in the prior year period.

SG&A for the three months ended March 31, 2026 was $21.9 million as compared with $19.6 million in the prior year period, an increase of $2.3 million or 11.7%, primarily due to unfavorable foreign currency exchange and approximately 4% inflation. SG&A as a percentage of net sales was 13.2% for both of the three month periods ended March 31, 2026 and 2025.

Corporate

SG&A for the three months ended March 31, 2026 was $15.9 million as compared with $14.2 million in the prior year period, an increase of $1.7 million or 12.0% is primarily a result of higher third-party fees and approximately 3% inflation.

Six months ended March 31, 2026 Compared to Six months ended March 31, 2025

	Six months ended March 31, 2026
	Water Flow Solutions	Water Management Solutions	Corporate	Total

	(in millions)
Net sales	$391.3	$311.3	$—	$702.6
Gross profit	$157.9	$106.4	$—	$264.3
Operating expenses:
Selling, general and administrative	43.3	46.4	29.8	119.5
Strategic reorganization and other charges	—	0.2	7.5	7.7
Total operating expenses	43.3	46.6	37.3	127.2
Operating income (loss)	$114.6	$59.8	$(37.3)	137.1
Non-operating expenses:
Interest expense, net				2.6
Income before income taxes				134.5
Income tax expense				32.2
Net income				$102.3

	Six months ended March 31, 2025
	Water Flow Solutions	Water Management Solutions	Corporate	Total

	(in millions)
Net sales	$390.8	$277.8	$—	$668.6
Gross profit	$132.1	$98.9	$—	$231.0
Operating expenses:
Selling, general and administrative	41.7	39.9	28.0	109.6
Strategic reorganization and other charges	1.0	0.4	2.7	4.1
Total operating expenses	42.7	40.3	30.7	113.7
Operating income (loss)	$89.4	$58.6	$(30.7)	117.3
Non-operating expenses:
Pension benefit other than service				(0.1)
Interest expense, net				3.9
Income before income taxes				113.5
Income tax expense				26.9
Net income				$86.6

Consolidated Analysis
Net sales for the six months ended March 31, 2026 were $702.6 million as compared with $668.6 million in the prior year period, an increase of $34.0 million or 5.1%, primarily as a result of higher pricing across most product lines.

Gross profit for the six months ended March 31, 2026 was $264.3 million as compared with $231.0 million in the prior year period, an increase of $33.3 million or 14.4%. Gross margin was 37.6% in the six months ended March 31, 2026 as compared with 34.5% in the prior year period. Gross margin increased 310 basis points primarily as a result of higher pricing, manufacturing efficiencies largely driven by the legacy brass foundry closure in Decatur, Illinois, a $4.1 million write-down of inventory and other assets associated with our legacy brass foundry in the prior year period, and increased volumes. Gross margin was negatively impacted by increased tariffs and approximately 4% inflation.

SG&A for the six months ended March 31, 2026 was $119.5 million as compared with $109.6 million in the prior year period, an increase of $9.9 million or 9.0%, primarily due to unfavorable foreign currency exchange and approximately 3% inflation. SG&A as a percentage of net sales was 17.0% and 16.4% for the six months ended March 31, 2026 and March 31, 2025, respectively.

Strategic reorganization and other charges for the six months ended March 31, 2026 were $7.7 million and consisted of expenses associated with our leadership transition, severance, and certain transaction-related expenses. Strategic reorganization and other charges for the six months ended March 31, 2025 were $4.1 million and consisted of expenses associated with our leadership transition, a non-cash asset impairment, and certain transaction-related expenses.

Net interest expense for the six months ended March 31, 2026 was $2.6 million as compared with $3.9 million in the prior year period, a decrease of $1.3 million or 33.3%, primarily due to higher interest income. The components of net interest expense are as shown below:

	Six months ended
	March 31,
	2026	2025

	(in millions)
4.0% Senior Notes	$9.0	$9.0
Deferred financing costs amortization	0.5	0.5
ABL Agreement	0.4	0.4
Capitalized interest	(0.5)	(0.2)
Other interest expense	0.3	0.4
Total interest expense	9.7	10.1
Interest income	(7.1)	(6.2)
Interest expense, net	$2.6	$3.9

Income tax expense for the six months ended March 31, 2026 was $32.2 million as compared with $26.9 million in the prior year period, an increase of $5.3 million or 19.7%, driven by higher pre-tax income. The effective tax rate for the six months ended March 31, 2026 was 23.9% as compared with 23.7% in the prior year. The effective tax rate increased primarily due to lower excess tax benefits on stock compensation largely offset by a reduction in nondeductible compensation.

Segment Analysis

Water Flow Solutions

Net sales for the six months ended March 31, 2026 were $391.3 million as compared with $390.8 million in the prior year period, an increase of $0.5 million or 0.1%, primarily as a result of higher pricing across most product lines offset by lower volumes.

Gross profit for the six months ended March 31, 2026 was $157.9 million as compared with $132.1 million in the prior year period, an increase of $25.8 million or 19.5%. This increase was primarily a result of favorable manufacturing efficiencies and higher pricing across most product lines, partially offset by increased tariffs, approximately 5% inflation, and lower volumes. Gross margin was 40.4% in the six months ended March 31, 2026 and 33.8% in the prior year period.

SG&A for the six months ended March 31, 2026 was $43.3 million as compared with $41.7 million in the prior year period, an increase of $1.6 million or 3.8%, primarily as a result of inflation of approximately 3%. SG&A as a percentage of net sales was 11.1% and 10.7% in the six months ended March 31, 2026 and 2025, respectively.

Water Management Solutions

Net sales for the six months ended March 31, 2026 were $311.3 million as compared with $277.8 million in the prior year period, an increase of $33.5 million or 12.1%, primarily as a result of higher volumes and higher pricing across most product lines.

Gross profit for the six months ended March 31, 2026 was $106.4 million as compared with $98.9 million in the prior year period, an increase of $7.5 million or 7.6%. The increase was primarily driven by higher pricing across most product lines and increased volumes. Gross margin was negatively impacted by increased tariffs and approximately 3% inflation. Gross margin was 34.2% in the six months ended March 31, 2026 as compared with 35.6% in the prior year period.

SG&A for the six months ended March 31, 2026 was $46.4 million as compared with $39.9 million in the prior year period, an increase of $6.5 million or 16.3%, primarily due to unfavorable foreign currency exchange, approximately 3% inflation, and higher personnel-related expenses. SG&A as a percentage of net sales was 14.9% and 14.4% in the six months ended March 31, 2026 and 2025, respectively.

Corporate

SG&A for the six months ended March 31, 2026 was $29.8 million as compared with $28.0 million in the prior year period, an increase of $1.8 million or 6.4%. The increase was primarily driven by inflation of approximately 3% and higher personnel-related expenses.
Liquidity and Capital Resources
We had cash and cash equivalents on hand of $421.0 million as of March 31, 2026 and $163.7 million of additional borrowing capacity under our asset-based lending arrangement (the “ABL”). As of March 31, 2026, cash and cash equivalents included $91.8 million, $9.4 million, and $9.2 million in Israel, Canada, and China, respectively.
Historically, we have funded our liquidity requirements through cash flows from operating activities, borrowings under our credit facilities, and working capital management activities. Our primary historical cash requirements have been for working capital, capital expenditures, income tax payments, and contractual obligations, which primarily consist of required long-term debt and related interest payments and commitments under non-cancellable operating lease agreements. When appropriate, the Company may utilize liquidity towards debt service requirements, including voluntary debt prepayments and repurchases of common stock or other securities, based on excess cash flows. The most significant components of our operating assets and liabilities are inventories, accounts receivable, prepaid expenses and other assets, accounts payable, and other payables and accrued expenses. We monitor various items related to cash flow, including, but not limited to, cash receipts, cash disbursements, payment terms, and discounts. We continue to focus on these items in addition to other key measures we use to evaluate how our consolidated business and operating segments are performing.
We believe that cash on hand, cash expected to be generated from operations, and the availability of borrowings under our ABL will be sufficient to fund our working capital requirements, liquidity obligations, anticipated capital expenditures, income tax payments, and payments due under our existing debt for the next 12 months and thereafter. However, our ability to make these payments will depend largely on our future operating performance, which may be affected by general economic, financial, competitive, legislative, regulatory, business, and other factors beyond our control. Depending on our liquidity levels, conditions in the capital markets and other factors, we may from time to time consider the prepayment, refinancing or issuance of debt, issuance of equity or other securities, the proceeds of which could provide additional liquidity for our operations, as well as modifications to our debt structure or business acquisitions.
Share Repurchase Program
Our stock repurchase program allows us to repurchase up to $250.0 million of our common stock. The program does not commit us to any particular timing or quantity of purchases, and we may suspend or discontinue the program at any time. We repurchased $5.5 million of our outstanding common stock during the six months ended March 31, 2026 under our publicly announced share repurchase program, and as of March 31, 2026, we had $59.5 million remaining under our share repurchase authorization. During the six months ended March 31, 2025, we repurchased $5.0 million of our outstanding common stock.

ABL Agreement
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
Borrowings under the ABL bear interest at a floating rate equal to Secured Overnight Financing Rate (“SOFR”) plus an adjustment of 10 basis points and an applicable margin range of 150 to 175 basis points, or a base rate (as defined in the ABL) plus an applicable margin range of 50 to 75 basis points. As of March 31, 2026, the applicable margin was 150 basis points for SOFR-based loans and 50 basis points for base rate loans.
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
Substantially all of our U.S. subsidiaries are borrowers under the ABL and are jointly and severally liable for outstanding borrowings. Our obligations under the ABL are secured by a first-priority perfected lien on all of our U.S. inventory, accounts receivable, certain cash balances, and other supporting assets.
The ABL includes a commitment fee for any unused borrowing capacity of 37.5 basis points per annum when the unused capacity is above 50% of the credit commitments, with a step down to 25.0 basis points per annum when unused capacity is less than or equal to 50% of the credit commitments. As of March 31, 2026, the commitment fee was 37.5 basis points.
Borrowings are not subject to any financial maintenance covenants unless excess availability is less than the greater of $17.5 million and 10% of the Loan Cap as defined in the ABL. Excess availability based on March 31, 2026 data was $163.7 million, as reduced by $11.1 million of outstanding letters of credit and $0.2 million of accrued fees and expenses.
We were in compliance with all required covenants under the ABL as of March 31, 2026.
4.0% Senior Unsecured Notes
On May 28, 2021, we privately issued $450.0 million of 4.0% Unsecured Senior Notes (the “4.0% Senior Notes”) which mature on June 15, 2029, and bear interest at 4.0%, paid semi-annually in June and December. We capitalized $5.5 million of financing costs, which are being amortized over the term of the 4.0% Senior Notes using the effective interest method. Proceeds from the 4.0% Senior Notes, along with cash on hand, were used to redeem our previously existing notes. Substantially all of our U.S. subsidiaries guarantee the 4.0% Senior Notes, which are subordinate to borrowings under our ABL. Based on quoted market prices, the outstanding 4.0% Senior Notes had a fair value of $434.6 million as of March 31, 2026.
An indenture governing the 4.0% Senior Notes (“Indenture”) contains customary covenants and events of default, including covenants that limit our ability to incur certain debt and liens. We were in compliance with all required covenants under the Indenture as of March 31, 2026. There are no financial maintenance covenants associated with the Indenture.
We may redeem some or all of the 4.0% Senior Notes at any time after June 15, 2024, at specified redemption prices. Upon a Change of Control (as defined in the Indenture), we could be required to offer to purchase the 4.0% Senior Notes at a price equal to 101% of the outstanding principal amount if there is a Ratings Decline (as defined in the Indenture).

Cash Flows
The table below summarizes net cash flows provided by (used in) operating activities, investing activities, and financing activities:

	Six months ended
	March 31,
	2026	2025
	(in millions)
Net cash flows provided by operating activities	$48.4	$68.4
Net cash flows used in investing activities	(31.8)	(21.0)
Net cash flows used in financing activities	$(30.5)	$(26.9)
Net Cash Flows Provided by Operating Activities
Cash flows provided by operating activities decreased $20.0 million to $48.4 million during the six months ended March 31, 2026 compared with $68.4 million in the prior year period. This was driven by a $57.2 million change in working capital and other assets and liabilities, partially offset by an increase in net income of $15.7 million and higher non-cash adjustments of $21.5 million.
Net Cash Flows Used in Investing Activities
Cash flows used in investing activities increased $10.8 million to $31.8 million during the six months ended March 31, 2026 compared with $21.0 million in the prior year period. Capital expenditures were $31.9 million in the six months ended March 31, 2026 as compared with $21.1 million in the prior year period. Capital expenditures increased primarily as a result of higher expenditures associated with our iron foundries as compared with the prior year period.
Net Cash Flows Used in Financing Activities
Cash flows used in financing activities increased $3.6 million to $30.5 million during the six months ended March 31, 2026 as compared with $26.9 million in the prior year period. This was driven primarily by $2.6 million in less cash provided by common stock issuances, an increase of $0.9 million in dividends paid to shareholders, and an increase of $0.5 million in repurchases of common stock under the share repurchase program, partially offset by a decrease of $0.6 million in amounts withheld to pay employee taxes related to share-based compensation.
Credit Ratings
Our corporate credit rating and the credit ratings for our debt and outlook are presented below:

	Moody’s		Standard & Poor’s
	March 31,	September 30,	March 31,	September 30,
	2026	2025	2026	2025
Corporate credit rating	Ba1	Ba1	BB+	BB
ABL Agreement	Not rated	Not rated	Not rated	Not rated
4.0% Senior Notes	Ba1	Ba1	BB+	BB
Outlook	Stable	Stable	Stable	Positive

These ratings are not a recommendation to buy, sell, or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agencies.
Material Cash Requirements
We enter into a variety of contractual obligations as part of our normal operations in addition to capital expenditures. As of March 31, 2026, we had (i) debt obligations related to our $450.0 million 4.0% Senior Notes which mature in 2029 and include annual cash interest payments of $18.0 million in 2026 through 2029; (ii) cumulative cash obligations of $30.2 million for operating leases through 2034 and $5.2 million for finance leases through 2031; and (iii) purchase obligations for raw materials and other purchased parts of approximately $122.5 million which we expect to incur during the next 12 months and $2.1 million beyond March 31, 2027. Additionally, we expect to invest to strengthen our information technology systems, cybersecurity training, policies, programs, response plans and other similar measures. We expect to fund these cash requirements from cash on hand and cash generated from operations.
For the fiscal year 2026, our capital expenditures are expected to be between $60.0 million and $65.0 million. We intend to increase capital investments in our facilities to expand production capacity and enhance operational capabilities, including investment in our two iron foundries.
We declared a quarterly dividend of $0.070 per share on April 28, 2026, payable on or about May 20, 2026 to stockholders of record as of May 11, 2026, which will result in an estimated $11.0 million cash outlay.
Off-Balance Sheet Arrangements
We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose” entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, as of March 31, 2026, we did not have any undisclosed borrowings, debt, derivative contracts, or synthetic leases. Therefore, we were not exposed to any financing, liquidity, market, or credit risk that could have arisen had we engaged in such relationships.
Seasonality
Parts of our business depend upon construction activity, which is seasonal in many areas due to the impact of cold weather conditions on construction activity. Net sales and operating income have historically been lowest in our first and second quarters ending December 31 and March 31, respectively, when the northern U.S. and most of Canada generally face weather conditions that restrict significant construction activity. Therefore, the results of operations for the three and six months ended March 31, 2026 are not necessarily indicative of operating results that may be achieved for any other interim period or the full year.
Critical Accounting Estimates
The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales, expenses, and related disclosure of contingent assets and liabilities. These estimates are based upon experience and on various other assumptions we believe to be reasonable under the circumstances. Actual results may differ from these estimates. We consider an accounting estimate to be critical if changes in the estimate that are reasonably likely to occur over time or the use of reasonably different estimates could have a material impact on our financial condition or results of operations. Our critical accounting estimates can be found in the “Critical Accounting Estimates” section in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s 2025 Annual Report on Form 10-K. There have been no changes in the Company’s determination of critical accounting estimates since September 30, 2025.
Item 4.    CONTROLS AND PROCEDURES
There have been no changes in our internal control over financial reporting which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended March 31, 2026.
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.
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

Item 1A.     RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. RISK FACTORS” in our 2025 Annual Report on Form 10-K, each of which could materially affect our business, financial condition, or operating results. These described risks are not the only risks facing us. Additional risks and uncertainties not known to us or that we deem to be immaterial also may materially adversely affect our business, financial condition or operating results.
Tariffs and trade restrictions, including Section 232 tariffs on steel and aluminum, have adversely impacted and may continue to adversely impact our business, results of operations, and financial condition.
The Company is subject to significant tariffs and trade restrictions imposed by the United States on foreign imports, including on specific commodities used in our operations, such as steel, aluminum, and copper, as well as retaliatory measures by impacted foreign countries. In 2025, the U.S. government increased tariffs on imported steel and aluminum from 25% to 50% under Section 232 of the Trade Expansion Act (“Section 232”). The Section 232 tariff increase has resulted in material, upward pressure on certain purchased components and raw material costs, particularly with respect to Repair products imported to the U.S. that are produced by our Krausz business. While we have taken, and intend to continue to take, actions to mitigate these cost increases, including pricing actions and supplier diversification, there can be no assurance that such measures will be sufficient to offset the impact of current or future tariffs on our business, financial condition, or results of operations. If further tariffs are imposed on a broader range of imports, or if further retaliatory trade measures are taken by China or other countries in response to additional tariffs, we may be required to raise our prices or incur additional expenses, which may result in the loss of customers and harm our operating performance, sales and earnings.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents the number and average price of shares purchased in each fiscal month of the second quarter of fiscal 2026:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)(2)	Maximum dollar value of shares that may yet be purchased under the plans or programs (in millions)
January 1-31, 2026	—	$—	—	$59.5
February 1-28, 2026	—	—	—	59.5
March 1-31, 2026	3,341	29.36	—	$59.5
Total	3,341	$29.36	—

(1)In 2015, we announced the authorization of a stock repurchase program for up to $50.0 million of our common stock. In 2017, we announced an increase to the authorized amount of this program to $250.0 million. The program does not commit us to a particular timing or quantity of purchases, and we may suspend or discontinue the program at any time.
(2)During the three months ended March 31, 2026, we repurchased no shares of our common stock pursuant to our share repurchase authorization, and we had $59.5 million remaining under this authorization as of March 31, 2026. During the three months ended March 31, 2026, 3,341 shares were surrendered to us to pay the tax withholding obligations of participants in connection with the vesting of equity awards.

Item 5.     OTHER INFORMATION
(c) Our Section 16 officers and directors, as defined in Rule 16a-1(f) of the Exchange Act, may from time to time enter into plans for the purchase or sale of our common stock that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act. During the quarter ended March 31, 2026, the following officers or directors adopted a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act):
Mr. Brian Healy, a Member of the Board of Directors, adopted a written trading plan on February 11, 2026. The trading plan begins on May 15, 2026, and ends on January 29, 2027. The trading plan is intended to satisfy the affirmative defense conditions of the Exchange Act Rule 10b5-1(c) and permit Mr. Healy to purchase up to $120,000 worth of common stock of the Company, subject to certain conditions.
Ms. Marietta Edmunds Zakas, the Company’s former Chief Executive Officer, adopted a written trading plan on February 26, 2026. The trading plan begins on May 28, 2026, and ends on March 31, 2027. The trading plan is intended to satisfy the affirmative defense conditions of the Exchange Act Rule 10b5-1(c) and permit Ms. Zakas to sell up to 199,614 shares of the Company, subject to certain conditions.
These trading plans were adopted during an open trading window.
No other Section 16 officer or director, as defined in Rule 16a-1(f), adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, during the three months ended March 31, 2026.

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
101*
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in XBRL (Extensible Business Reporting Language), (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Stockholders' Equity, (v) the Unaudited Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*     Filed or furnished with this quarterly report
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MUELLER WATER PRODUCTS, INC.
Date:	May 6, 2026	By:	/s/ Richelle R. Feyerherm
Richelle R. Feyerherm
Chief Accounting Officer