Form 10-Q
period 2026-06-30
Mueller Water Products, Inc.
filed 2026-08-06
CIK 1350593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Large accelerated filer     ☒      Accelerated filer     ☐
Non-accelerated filer    ☐    Smaller reporting company ☐     Emerging growth company    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
There were 156,125,679 shares of common stock of the registrant outstanding as of July 31, 2026.

PART I
Item 1.     FINANCIAL STATEMENTS
MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	September 30,
	2026	2025

	(in millions, except share amounts)
Assets:
Cash and cash equivalents	$495.3	$431.5
Receivables, net of allowance for credit losses of $2.0 million and $3.6 million	203.2	211.9
Inventories, net	379.8	328.7
Other current assets	52.0	56.8
Total current assets	1,130.3	1,028.9
Property, plant and equipment, net	345.1	335.7
Intangible assets, net	300.6	307.3
Goodwill, net	92.1	89.2
Other noncurrent assets	85.2	77.8
Total assets	$1,953.3	$1,838.9

Liabilities and stockholders’ equity:
Current portion of long-term debt	$1.6	$1.2
Accounts payable	131.2	134.4
Other current liabilities	111.0	154.7
Total current liabilities	243.8	290.3
Long-term debt	451.3	450.4
Deferred income taxes	69.9	51.0
Other noncurrent liabilities	67.9	65.5
Total liabilities	832.9	857.2

Commitments and contingencies (Note 9.)

Preferred stock: par value $0.01 per share; 60,000,000 shares authorized; none outstanding as of June 30, 2026, and September 30, 2025	—	—
Common stock: par value $0.01 per share; 600,000,000 shares authorized; 156,101,616 and 156,331,004 shares outstanding as of June 30, 2026, and September 30, 2025, respectively	1.6	1.6
Additional paid-in capital	1,119.1	1,158.9
Accumulated deficit	(4.6)	(174.2)
Accumulated other comprehensive income (loss)	4.3	(4.6)
Total stockholders' equity	1,120.4	981.7
Total liabilities and stockholders' equity	$1,953.3	$1,838.9

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended		Nine months ended
	June 30,		June 30,
	2026	2025	2026	2025

	(in millions, except per share amounts)
Net sales	$395.9	$380.3	$1,098.5	$1,048.9
Cost of sales	240.1	234.6	678.4	672.2
Gross profit	155.8	145.7	420.1	376.7
Operating expenses:
Selling, general and administrative	64.0	71.0	183.5	180.6
Strategic reorganization and other charges	11.2	1.0	18.9	5.1
Total operating expenses	75.2	72.0	202.4	185.7
Operating income	80.6	73.7	217.7	191.0
Other expenses:
Pension expense (benefit) other than service	0.1	—	0.1	(0.1)
Interest expense, net	0.7	1.7	3.3	5.6
Total other expenses, net	0.8	1.7	3.4	5.5
Income before income taxes	79.8	72.0	214.3	185.5
Income tax expense	12.5	19.5	44.7	46.4
Net income	$67.3	$52.5	$169.6	$139.1

Net income per basic share	$0.43	$0.34	$1.09	$0.89
Net income per diluted share	$0.43	$0.33	$1.08	$0.88

Weighted average shares outstanding:
Basic	156.3	156.5	156.3	156.5
Diluted	157.3	157.4	157.3	157.5

Dividends declared per share	$0.070	$0.067	$0.210	$0.201

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three months ended		Nine months ended
	June 30,		June 30,
	2026	2025	2026	2025

	(in millions)
Net income	$67.3	$52.5	$169.6	$139.1
Other comprehensive income (loss), net of income tax:
Pension actuarial amortization	0.3	0.4	1.1	1.2
Foreign currency translation	(0.4)	20.2	7.8	17.7
Total other comprehensive (loss) income, net of income tax	(0.1)	20.6	8.9	18.9
Comprehensive income	$67.2	$73.1	$178.5	$158.0

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Total
	(in millions)
Balance as of September 30, 2025	$1.6	$1,158.9	$(174.2)	$(4.6)	$981.7
Net income	—	—	43.2	—	43.2
Dividends declared	—	(10.9)	—	—	(10.9)
Stock-based compensation	—	3.5	—	—	3.5
Shares retained for employee taxes	—	(3.6)	—	—	(3.6)
Common stock issued	—	0.7	—	—	0.7
Stock repurchased under buyback program	—	(5.5)	—	—	(5.5)
Other comprehensive income, net of tax	—	—	—	9.1	9.1
Balance as of December 31, 2025	$1.6	$1,143.1	$(131.0)	$4.5	$1,018.2
Net income	—	—	59.1	—	59.1
Dividends declared	—	(11.0)	—	—	(11.0)
Stock-based compensation	—	4.1	—	—	4.1
Shares retained for employee taxes	—	(0.1)	—	—	(0.1)
Common stock issued	—	0.6	—	—	0.6
Other comprehensive loss, net of tax	—	—	—	(0.1)	(0.1)
Balance as of March 31, 2026	$1.6	$1,136.7	$(71.9)	$4.4	$1,070.8
Net income	—	—	67.3	—	67.3
Dividends declared	—	(10.9)	—	—	(10.9)
Stock-based compensation	—	2.9	—	—	2.9
Shares retained for employee taxes	—	(0.2)	—	—	(0.2)
Common stock issued	—	0.6	—	—	0.6
Stock repurchased under buyback program	—	(10.0)	—	—	(10.0)
Other comprehensive loss, net of tax	—	—	—	(0.1)	(0.1)
Balance as of June 30, 2026	$1.6	$1,119.1	$(4.6)	$4.3	$1,120.4

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

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended
	June 30,
	2026	2025

	(in millions)
Operating activities:
Net income	$169.6	$139.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	31.7	28.7
Amortization	5.4	5.4
Non-cash asset impairment	4.0	1.0
Gain on sale of assets	(0.4)	(0.1)
Stock-based compensation	10.5	7.3
Pension expense	0.5	0.4
Deferred income taxes	18.2	(6.8)
Inventory reserve provision	9.4	3.1
Other, net	1.1	0.9
Changes in assets and liabilities:
Receivables, net	8.4	4.2
Inventories	(59.9)	(16.5)
Other assets	(0.8)	(3.5)
Accounts payable	(3.4)	3.9
Other current liabilities	(42.2)	(25.6)
Other noncurrent liabilities	2.1	(5.7)
Net cash provided by operating activities	154.2	135.8
Investing activities:
Capital expenditures	(43.6)	(32.8)
Proceeds from sale of assets	1.2	0.1
Net cash used in investing activities	(42.4)	(32.7)
Financing activities:
Dividends paid	(32.8)	(31.4)
Stock repurchased under buyback program	(15.5)	(15.0)
Employee taxes related to stock-based compensation	(3.9)	(4.3)
Common stock issued	1.9	4.3
Principal payments for finance lease obligations	(1.2)	(0.8)
Net cash used in financing activities	(51.5)	(47.2)
Effect of currency exchange rate changes on cash	3.5	6.2
Net change in cash and cash equivalents	63.8	62.1
Cash and cash equivalents at beginning of period	431.5	309.9
Cash and cash equivalents at end of period	$495.3	$372.0
The accompanying notes are an integral part of the condensed consolidated financial statements.

	Nine months ended
	June 30,
	2026	2025

	(in millions)
Supplemental cash flow information:
Cash paid for interest, net	$7.5	$9.1
Cash paid for income taxes, net	$45.6	$49.8

Non-cash investing and financing activities:
Property, plant and equipment accrued and unpaid	$6.8	$5.1
Property, plant and equipment acquired through finance leases	$1.8	$1.7
The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER WATER PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2026
(UNAUDITED)
Note 1. Organization and Basis of Presentation
Mueller Water Products, Inc., a Delaware corporation, together with its consolidated subsidiaries, operates in two business segments: Water Flow Solutions and Water Management Solutions. Water Flow Solutions’ portfolio includes iron gate valves, specialty valves, and service brass products. Water Management Solutions’ portfolio includes fire hydrants, repair and installation, natural gas, metering, leak detection, as well as pressure management and control products and solutions. The “Company,” “we,” “us,” and “our” refer to Mueller Water Products, Inc. and its subsidiaries. With regard to the Company’s segments, “we,” “us,” and “our” may also refer to the segment being discussed.
Our condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which require us to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, sales, and expenses, and the disclosure of contingent assets and liabilities for the reporting periods. Actual results could differ from these estimates. All significant intercompany balances and transactions have been eliminated. These condensed consolidated financial statements do not include all information required by GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2025. In our opinion, all normal and recurring adjustments that we consider necessary for a fair financial statement presentation have been made. The condensed consolidated balance sheet as of September 30, 2025 was derived from our audited financial statements.
Parts of our business depend upon construction activity, which is seasonal in many areas due to the impact of cold weather conditions on construction activity. Net sales and operating income have historically been lowest in our first and second fiscal quarters ending December 31 and March 31, respectively, when the northern United States (“U.S.”) and most of Canada generally face weather conditions that restrict significant construction activity. Therefore, the results of operations for the three and nine months ended June 30, 2026 are not necessarily indicative of operating results that may be achieved for any other interim period or the full year.
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
Portfolio Optimization Costs, Strategic Reorganization and Other Charges
The Company regularly evaluates its portfolio of businesses and product lines as part of its strategic planning process and may incur costs associated with portfolio optimization initiatives, including, but not limited to, transaction-related expenses, restructuring costs, and other costs related to acquisitions, divestitures, or other strategic actions. During the three and nine months ended June 30, 2026, we recorded approximately $3.1 million of portfolio optimization costs consisting of certain transaction-related expenses. During the nine months ended June 30, 2025, we recorded approximately $4.1 million of portfolio optimization costs consisting of inventory and other asset write-downs associated with the closure of our legacy brass foundry in Decatur, Illinois. These portfolio optimization costs are included in Cost of sales in the condensed consolidated statements of operations.
During the nine months ended June 30, 2026, we recorded approximately $18.9 million in Strategic reorganization and other charges consisting of certain transaction-related expenses, expenses associated with our leadership transition, non-cash asset impairment expenses in our Water Management Solutions segment, and severance. During the nine months ended June 30, 2025, we recorded approximately $5.1 million in Strategic reorganization and other charges consisting of expenses associated with our leadership transition, non-cash asset impairment expenses in our Water Flow Solutions segment, and certain transaction-related expenses. As of June 30, 2026 and September 30, 2025, accrued liabilities related to Strategic reorganization and other charges were $2.0 million and $1.1 million, respectively. These amounts are included in Other current liabilities in the accompanying condensed consolidated balance sheets.
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
Note 2.    Revenue from Contracts with Customers
We recognize revenue when control of products or services is transferred to our customers, in amounts that reflect the consideration to which we expect to receive in exchange for those products or services. We account for a contract when it has approval and commitment from both parties, the rights of the parties and the payment terms are identified, the contract has commercial substance, and collectability of consideration is probable. We determine the appropriate revenue recognition for our contracts with customers by analyzing the type, terms, and conditions of each customer contract or arrangement.
The table below presents the balances of our customer receivables and deferred revenue:

	June 30,	September 30,
	2026	2025

	(in millions)
Billed receivables	$201.5	$210.8
Unbilled receivables	3.7	4.7
Gross customer receivables	205.2	215.5
Allowance for credit losses	(2.0)	(3.6)
Receivables, net	$203.2	$211.9

Deferred revenue	$10.9	$12.1

Allowance for Credit Losses
Our condensed consolidated statements of operations include the expected credit losses either arising or changing during the period for our receivables. When we determine a receivable will not be collected, in whole or in part, we write-off the uncollectible amount against the allowance in that period. Our judgments of expected credit losses are based on prior collection experience, customer creditworthiness, forecasts of economic trends, and other current conditions, which may affect the collectability of the receivables. Differences between actual and expected industry or economic conditions could impact our customers’ ability to pay, resulting in actual credit losses differing from the amounts included in the allowance, and these differences could be significant.

The table below summarizes information concerning our allowance for credit losses:

	Nine months ended
	June 30,
	2026	2025
	(in millions)
Beginning balance	$3.6	$8.3
Release of provision, net	(0.3)	(0.2)
Write-offs and other	(1.3)	(2.8)
Ending balance	$2.0	$5.3

Contract Asset and Liability Balances
Differences in the timing of revenue recognition, billing, and cash collection result in customer receivables, advance payments, and billings in excess of revenue recognized. Customer receivables include amounts billed and currently due from customers as well as unbilled amounts, including contract assets. Amounts are billed in accordance with contractual terms and unbilled amounts arise when the timing of billing differs from the timing of when revenue is recognized.
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
The table below summarizes information related to deferred revenue:

	Nine months ended
	June 30,
	2026	2025
	(in millions)
Beginning balance	$12.1	$12.8
Revenue deferred	7.8	6.2
Previously deferred revenue recognized during the period	(7.8)	(7.7)
Other	(1.2)	—
Ending balance	$10.9	$11.3

As of June 30, 2026, current deferred revenue was $5.9 million and noncurrent deferred revenue was $5.0 million. We estimate that noncurrent deferred revenue will be recognized as follows: $0.3 million in 2027, $1.1 million in 2028, $1.1 million in 2029, $1.1 million in 2030, $0.6 million in 2031, and $0.8 million thereafter.

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
We incur certain incremental costs to obtain a contract, which primarily relate to incremental sales commissions. As the expected benefit associated with these incremental costs is generally one year or less based on the nature of the product sold and benefits received, we have applied the practical expedient to expense them as incurred and therefore do not capitalize the related costs. Our sales commissions are paid based on orders or shipments, and we reserve the right to claw back any commissions in the event of product returns, cancellations, or lost collections.
Disaggregation of Revenue
Refer to Note 7. for information regarding disaggregation of our revenues from contracts with customers by reportable segment and by geographical region based on customer location. Economic factors may impact the nature, amount, timing, and certainty of our revenues and cash flows.
Note 3. Income Taxes
For the three months ended June 30, 2026, the Company recorded income tax expense of $12.5 million on earnings before income taxes of $79.8 million resulting in an effective tax rate of 15.7%. For the three months ended June 30, 2025, the Company recorded income tax expense of $19.5 million on earnings before income taxes of $72.0 million resulting in an effective tax rate of 27.1%. The decrease in the effective tax rate was primarily attributable to a tax benefit from the recognition of a loss on a foreign subsidiary investment, partially offset by a valuation allowance related to the Company's foreign operations.
For the nine months ended June 30, 2026, the Company recorded income tax expense of $44.7 million on earnings before income taxes of $214.3 million resulting in an effective tax rate of 20.9%. For the nine months ended June 30, 2025, the Company recorded income tax expense of $46.4 million on earnings before income taxes of $185.5 million resulting in an effective tax rate of 25.0%. The decrease in the effective tax rate was primarily due to a tax benefit from the recognition of a loss on a foreign subsidiary investment.
Note 4. Borrowing Arrangements
The components of our long-term debt are as follows:

	June 30,	September 30,
	2026	2025

	(in millions)
4.0% Senior Notes	$450.0	$450.0
Finance leases	4.9	4.1
Total debt	454.9	454.1
Less: deferred financing costs	2.0	2.5
Less: current portion of long-term debt	1.6	1.2
Total long-term debt	$451.3	$450.4

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
Borrowings under the ABL bear interest at a floating rate equal to Secured Overnight Financing Rate (“SOFR”) plus an adjustment of 10 basis points and an applicable margin range of 150 to 175 basis points, or a base rate (as defined in the ABL) plus an applicable margin range of 50 to 75 basis points. As of June 30, 2026, the applicable margin was 150 basis points for SOFR-based loans and 50 basis points for base rate loans.
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
The ABL includes a commitment fee for any unused borrowing capacity of 37.5 basis points per annum when the unused capacity is above 50% of the credit commitments, with a step down to 25.0 basis points per annum when unused capacity is less than or equal to 50% of the credit commitments. As of June 30, 2026, the commitment fee was 37.5 basis points.
Borrowings are not subject to any financial maintenance covenants unless excess availability is less than the greater of $17.5 million and 10% of the Loan Cap as defined in the ABL. Excess availability based on June 30, 2026 data was $163.7 million, as reduced by $11.1 million of outstanding letters of credit and $0.2 million of accrued fees and expenses.
We were in compliance with all required covenants under the ABL as of June 30, 2026.
4.0% Senior Unsecured Notes. On May 28, 2021, we privately issued $450.0 million of 4.0% Unsecured Senior Notes (the “4.0% Senior Notes”) which mature on June 15, 2029, and bear interest at 4.0%, paid semi-annually in June and December. We capitalized $5.5 million of financing costs, which are being amortized over the term of the 4.0% Senior Notes using the effective interest method. Proceeds from the 4.0% Senior Notes, along with cash on hand, were used to redeem our previously existing notes. Substantially all of our U.S. subsidiaries guarantee the 4.0% Senior Notes, which are subordinate to borrowings under our ABL. Based on quoted market prices, which is a Level 1 measurement, the outstanding 4.0% Senior Notes had a fair value of $436.1 million as of June 30, 2026.
An indenture governing the 4.0% Senior Notes (“Indenture”) contains customary covenants and events of default, including covenants that limit our ability to incur certain debt and liens. We were in compliance with all required covenants under the Indenture as of June 30, 2026. There are no financial maintenance covenants associated with the Indenture.
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
The components of net periodic cost for our Pension Plan are presented below:

	Three months ended		Nine months ended
	June 30,		June 30,
	2026	2025	2026	2025

	(in millions)
Service cost	$0.1	$0.2	$0.4	$0.5
Pension expense (benefit) other than service:
Interest cost	3.0	3.0	9.0	9.0
Expected return on plan assets	(3.4)	(3.6)	(10.3)	(10.8)
Amortization of actuarial net loss	0.5	0.6	1.4	1.7
Pension benefit other than service	0.1	—	0.1	(0.1)
Net periodic cost	$0.2	$0.2	$0.5	$0.4

The amortization of actuarial losses, net of income tax, is recorded as a component of Other comprehensive income. For the three months ended June 30, 2026 and 2025, the amortization of actuarial net loss is shown net of income tax of $0.2 million and $0.1 million, respectively, in the condensed consolidated statements of comprehensive income. For the nine months ended June 30, 2026 and 2025, the amortization of actuarial net loss is shown net of income tax of $0.3 million and $0.4 million, respectively, in the condensed consolidated statements of comprehensive income.

Note 6. Supplemental Balance Sheet Information
Selected supplemental asset information is presented below:

	June 30,	September 30,
	2026	2025

	(in millions)
Inventories, net:
Purchased components and raw materials	$174.9	$169.5
Work in process, net	74.7	67.5
Finished goods, net	130.2	91.7
Inventories, net	$379.8	$328.7

Other current assets:
Prepaid expenses	$20.7	$20.8
Other current assets	31.3	36.0
Total other current assets	$52.0	$56.8

Property, plant and equipment:
Land	$6.6	$6.5
Buildings	134.9	133.6
Machinery and equipment	616.9	590.3
Construction in progress	65.7	53.7
Total property, plant and equipment	824.1	784.1
Accumulated depreciation	(479.0)	(448.4)
Property, plant and equipment, net	$345.1	$335.7

Selected supplemental liability information is presented below:

	June 30,	September 30,
	2026	2025

	(in millions)
Other current liabilities:
Compensation and benefits	$45.8	$61.3
Customer rebates	17.0	19.9
Other current liabilities	48.2	73.5
Total other current liabilities	$111.0	$154.7

Goodwill
Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis on September 1 of each fiscal year or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.

The following table summarizes information concerning our goodwill, all of which is within our Water Management Solutions segment, during the nine months ended June 30, 2026 (in millions):

Balance as of September 30, 2025:
Goodwill	$829.6
Accumulated impairment	(740.4)
Goodwill, net	89.2
Activity during the nine months ended June 30, 2026:
Change in foreign currency exchange rates	2.9
Balance as of June 30, 2026	$92.1

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
Segment results are not reflective of their results on a stand-alone basis and exclude intersegment sales. The determination of segment results excludes certain expenses designated as Corporate because such expenses are not directly attributable to segment operations and are not allocated to the segments. Additionally, items such as interest expense, pension expense or benefit, and income taxes are not allocated to the segments. Corporate expenses include those costs incurred by our corporate function, such as accounting, treasury, risk management, human resources, legal, tax, and other administrative functions. Corporate assets principally consist of our cash, operating lease assets, and certain real property previously owned by U.S. Pipe and Anvil.

Financial information by reportable segment is included in the following summary below:

Three months ended June 30, 2026	Water Flow Solutions	Water Management Solutions	Total
	(in millions)
Net sales	$215.3	$180.6	$395.9
Cost of sales	125.8	114.3	240.1
Gross profit	89.5	66.3	155.8
Selling, general and administrative expenses	23.5	23.8
Strategic reorganization and other charges	—	6.6
Segment operating income	$66.0	$35.9	101.9

Reconciliation of segment operating income to consolidated income before income taxes
Corporate general and administrative expenses			16.7
Corporate strategic reorganization and other charges			4.6
Pension expense other than service			0.1
Interest expense, net			0.7
Income before income taxes			$79.8

Three months ended June 30, 2025	Water Flow Solutions	Water Management Solutions	Total
	(in millions)
Net sales	$216.6	$163.7	$380.3
Cost of sales	132.8	101.8	234.6
Gross profit	83.8	61.9	145.7
Selling, general and administrative expenses	23.3	31.6
Strategic reorganization and other charges	—	0.2
Segment operating income	$60.5	$30.1	90.6

Reconciliation of segment operating income to consolidated income before income taxes
Corporate general and administrative expenses			16.1
Corporate strategic reorganization and other charges			0.8
Interest expense, net			1.7
Income before income taxes			$72.0

Nine months ended June 30, 2026	Water Flow Solutions	Water Management Solutions	Total
	(in millions)
Net sales	$606.6	$491.9	$1,098.5
Cost of sales	359.2	319.2	678.4
Gross profit	247.4	172.7	420.1
Selling, general and administrative expenses	66.8	70.2
Strategic reorganization and other charges	—	6.8
Segment operating income	$180.6	$95.7	276.3

Reconciliation of segment operating income to consolidated income before income taxes
Corporate general and administrative expenses			46.5
Corporate strategic reorganization and other charges			12.1
Pension expense other than service			0.1
Interest expense, net			3.3
Income before income taxes			$214.3

Nine months ended June 30, 2025	Water Flow Solutions	Water Management Solutions	Total
	(in millions)
Net sales	$607.4	$441.5	$1,048.9
Cost of sales	391.5	280.7	672.2
Gross profit	215.9	160.8	376.7
Selling, general and administrative expenses	65.0	71.5
Strategic reorganization and other charges	1.0	0.6
Segment operating income	$149.9	$88.7	238.6

Reconciliation of segment operating income to consolidated income before income taxes
Corporate general and administrative expenses			44.1
Corporate strategic reorganization and other charges			3.5
Pension benefit other than service			(0.1)
Interest expense, net			5.6
Income before income taxes			$185.5

Depreciation and amortization and capital expenditures by reportable segment is included in the summary below:

	Three months ended		Nine months ended
	June 30,		June 30,
	2026	2025	2026	2025

	(in millions)
Depreciation and amortization:
Water Flow Solutions	$7.5	$6.6	$21.8	$19.0
Water Management Solutions	5.1	5.0	15.2	15.0
Corporate	—	0.1	0.1	0.1
	$12.6	$11.7	$37.1	$34.1
Capital expenditures:
Water Flow Solutions	$6.9	$5.3	$18.3	$15.8
Water Management Solutions	4.8	6.4	25.3	17.0
	$11.7	$11.7	$43.6	$32.8

Segment assets primarily consist of intangible assets and inventories. A summary of these assets by reportable segment is included in the summary below:

	June 30,	September 30,
	2026	2025

	(in millions)
Intangible assets, net and goodwill
Water Flow Solutions	$264.3	$264.5
Water Management Solutions	128.4	132.0
	$392.7	$396.5
Inventories, net
Water Flow Solutions	$239.6	$197.2
Water Management Solutions	140.2	131.5
	$379.8	$328.7

Disaggregated revenues by reportable segment and geographical region are included in the summary below:

	Three months ended		Nine months ended
	June 30,		June 30,
	2026	2025	2026	2025
	(in millions)
Water Flow Solutions disaggregated revenue:
Central	$59.3	$56.9	$177.7	$163.5
Northeast	39.1	38.1	108.3	112.1
Southeast	50.4	48.4	148.1	137.4
West	48.8	57.4	129.3	152.2
United States	197.6	200.8	563.4	565.2
Canada	15.0	13.5	35.8	34.1
Other international locations	2.7	2.3	7.4	8.1
	$215.3	$216.6	$606.6	$607.4
Water Management Solutions disaggregated revenue:
Central	$51.9	$40.3	$145.1	$115.5
Northeast	40.1	31.0	106.0	88.3
Southeast	40.0	38.5	115.3	99.0
West	29.9	35.7	77.3	93.5
United States	161.9	145.5	443.7	396.3
Canada	11.4	10.9	27.4	24.5
Other international locations	7.3	7.3	20.8	20.7
	$180.6	$163.7	$491.9	$441.5

Note 8. Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) is as follows:

	Pension actuarial amortization, net of income tax	Foreign currency translation, net of income tax	Total

	(in millions)
Balance as of September 30, 2025	$(14.9)	$10.3	$(4.6)
Current period other comprehensive income	1.1	7.8	8.9
Balance as of June 30, 2026	$(13.8)	$18.1	$4.3

For the nine months ended June 30, 2026, pension actuarial amortization included in the condensed consolidated statements of comprehensive income was $1.4 million, net of $0.3 million income tax. Refer to Note 5. Retirement Plan for further information. For the nine months ended June 30, 2026, foreign currency translation included in the condensed consolidated statements of comprehensive income was $7.8 million, net of no income tax.

Note 9. Commitments and Contingencies
We use letters of credit and surety bonds in the ordinary course of business to ensure the performance of contractual obligations. As of June 30, 2026, we had $11.1 million of letters of credit and $13.2 million of surety bonds outstanding.

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
The purchaser of U.S. Pipe has been identified as a “potentially responsible party” (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act in connection with a former manufacturing facility operated by U.S. Pipe that was in the vicinity of a proposed Superfund site located in North Birmingham, Alabama. Under the terms of the acquisition agreement relating to our sale of U.S. Pipe, we agreed to indemnify the purchaser for certain environmental liabilities, including those arising out of the former manufacturing site in North Birmingham. Accordingly, the purchaser tendered the matter to us for indemnification, which we accepted. Ultimate liability for the site will depend on many factors that have not yet been determined, including the determination of the Environmental Protection Agency’s remediation costs, the number and financial viability of the other PRPs (there are three other PRPs currently) and the determination of the final allocation of the costs among the PRPs. Since the amounts of such costs cannot be reasonably estimated at this time, no amounts have been accrued for this matter as of June 30, 2026.

Cobb County Matter. On July 19, 2023, Henry Pratt Company, LLC d/b/a Hydro Gate (“Hydro Gate”) was served with a complaint joining it to a lawsuit originally filed by Cobb County Board of Commissioners (“Cobb County”) against Shea-Traylor, a Joint Venture related to the construction of South Cobb Tunnel Project No. S3017 in Cobb County, Georgia (“Project”) in the Superior Court of Cobb County. The lawsuit alleged that a product manufactured by Hydro Gate and used in the Project was defective, causing damage to the Project. The parties agreed to a settlement whereby Hydro Gate paid Cobb County a contribution amount of $15 million (the “Settlement Amount”) to settle the lawsuit. The Settlement Amount was paid to Cobb County in March 2026, and we were fully reimbursed by third parties in March 2026. The lawsuit was dismissed on April 2, 2026 and all claims have been resolved.
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
Note 10. Subsequent Events
Dividend Declaration
On July 28, 2026, our Board of Directors declared a dividend of $0.070 per share on our common stock, payable on or about August 20, 2026, to stockholders of record at the close of business on August 10, 2026.

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
While tariffs are adversely impacting several product lines, Repair and Specialty Valve product lines are bearing most of the higher costs. In 2025, the U.S. government announced significant changes to its trade policy, including tariff increases on imported steel and aluminum from 25% to 50% under Section 232 of the Trade Expansion Act (“Section 232”). The increase in Section 232 tariffs to 50% has resulted in material, upward pressure on certain purchased components and raw material costs, including the Repair products we import to the U.S. that are produced by our Krausz business, which have borne most of the higher costs. As previously disclosed, we have taken, and intend to continue to take, actions to mitigate these increases through, among other things, pricing and supply chain actions. Despite these actions, Section 232 tariffs are likely to continue to negatively impact the Company’s business, results of operations, and financial condition during the remainder of fiscal 2026. The ultimate impact of Section 232 tariffs remains to be determined and will depend on several factors, including our ability to successfully mitigate their impact and whether additional or incremental U.S. tariffs or other changes to trade policies are announced or imposed.
In January 2025, we ceased melting and casting operations at our legacy brass foundry and transitioned production to our new state-of-the-art foundry. We expect this transition will improve operational efficiency and enable us to better serve our service brass customers. As part of our overall strategy, we will continue investing in our foundries to expand capacity, increase manufacturing efficiencies, and position ourselves to respond to the expected increase in demand for domestic product given the uncertainty in the current geopolitical and tariff environment. The Company expects to incur certain costs related to the decommissioning and demolition of its legacy foundry, the amount of which is not estimable at this time.
For fiscal year 2026, we anticipate that consolidated net sales will increase between 2.8% and 3.5% as compared with fiscal 2025. The external operating environment remains uncertain as we face changes in government policies, including possible disruptions to global supply chains resulting from such changes, the interest rate and tariff environment, as well as geopolitical conditions and increased labor and material costs, and constraints of labor and material availability. We expect these challenges to continue during the remainder of fiscal 2026. We continue to anticipate resilient demand associated with the municipal repair and replacement end market driven by the aging water infrastructure and increasing water rates, moderated by budgetary and operational pressures on municipalities. We anticipate that new residential construction activity and new lot and land development will be relatively constrained by the uncertainty in the economy, affordability concerns, and interest rate environment, depending on the geographic region.
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

Results of Operations

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

	Three months ended June 30, 2026
	Water Flow Solutions	Water Management Solutions	Corporate	Total

	(in millions)
Net sales	$215.3	$180.6	$—	$395.9
Gross profit	89.5	66.3	—	155.8
Operating expenses:
Selling, general and administrative	23.5	23.8	16.7	64.0
Strategic reorganization and other charges	—	6.6	4.6	11.2
Total operating expenses	23.5	30.4	21.3	75.2
Operating income (loss)	$66.0	$35.9	$(21.3)	80.6
Non-operating expenses:
Pension expense other than service				0.1
Interest expense, net				0.7
Income before income taxes				79.8
Income tax expense				12.5
Net income				$67.3

	Three months ended June 30, 2025
	Water Flow Solutions	Water Management Solutions	Corporate	Total

	(in millions)
Net sales	$216.6	$163.7	$—	$380.3
Gross profit	83.8	61.9	—	145.7
Operating expenses:
Selling, general and administrative	23.3	31.6	16.1	71.0
Strategic reorganization and other charges	—	0.2	0.8	1.0
Total operating expenses	23.3	31.8	16.9	72.0
Operating income (loss)	$60.5	$30.1	$(16.9)	73.7
Non-operating expenses:
Interest expense, net				1.7
Income before income taxes				72.0
Income tax expense				19.5
Net income				$52.5
Consolidated Analysis
Net sales for the three months ended June 30, 2026 were $395.9 million as compared with $380.3 million in the prior year period, an increase of $15.6 million or 4.1%, primarily as a result of higher pricing across most product lines partially offset by lower volumes.
Gross profit for the three months ended June 30, 2026 was $155.8 million as compared with $145.7 million in the prior year period, an increase of $10.1 million or 6.9%. Gross margin was 39.4% in the three months ended June 30, 2026 as compared with 38.3% in the prior year period. Gross margin increased 110 basis points primarily as a result of favorable pricing across most product lines and non-recurring tariff refunds. Gross profit was negatively impacted by approximately 4% inflation, performance, lower volumes, $3.1 million of portfolio optimization costs, and product mix.
Selling, general and administrative expenses (“SG&A”) for the three months ended June 30, 2026 were $64.0 million as compared with $71.0 million in the prior year period, a decrease of $7.0 million or 9.9%, primarily due to lower unfavorable impact of foreign currency exchange and incentive-based compensation partially offset by inflation of approximately 3%. SG&A as a percentage of net sales was 16.2% and 18.7% for the three months ended June 30, 2026 and 2025, respectively.
Strategic reorganization and other charges for the three months ended June 30, 2026 were $11.2 million and consisted primarily of certain transaction-related expenses, non-cash asset impairment expenses in our Water Management Solutions segment, severance, and expenses associated with our leadership transition. Strategic reorganization and other charges for the three months ended June 30, 2025 were $1.0 million and consisted of expenses associated with our leadership transition.
Net interest expense for the three months ended June 30, 2026 was $0.7 million as compared with $1.7 million in the prior year period, a decrease of $1.0 million or 58.8%, primarily due to higher interest income. The components of net interest expense are as shown below:

	Three months ended
	June 30,
	2026	2025

	(in millions)
4.0% Senior Notes	$4.5	$4.5
Deferred financing costs amortization	0.3	0.2
ABL Agreement	0.2	0.2
Capitalized interest	(0.4)	(0.1)
Other interest expense	0.3	—
Total interest expense	4.9	4.8
Interest income	(4.2)	(3.1)
Interest expense, net	$0.7	$1.7
Income tax expense for the three months ended June 30, 2026 was $12.5 million as compared with $19.5 million in the prior year period, a decrease of $7.0 million or 35.9%, primarily attributable to a tax benefit resulting from the recognition of a loss on a foreign subsidiary investment, partially offset by higher pre-tax income and a valuation allowance on foreign pre-tax earnings. The effective tax rate for the three months ended June 30, 2026 was 15.7% as compared with 27.1% in the prior year. The effective tax rate decreased primarily due to a tax benefit from the recognition of a loss on a foreign subsidiary investment, partially offset by a valuation allowance related to the Company's foreign operations.
Segment Analysis
Water Flow Solutions
Net sales for the three months ended June 30, 2026 were $215.3 million as compared with $216.6 million in the prior year period, a decrease of $1.3 million or 0.6%, primarily as a result of lower volumes mostly offset by higher pricing across most product lines.
Gross profit for the three months ended June 30, 2026 was $89.5 million as compared with $83.8 million in the prior year period, an increase of $5.7 million or 6.8%. This increase was primarily a result of higher pricing across most product lines, non-recurring tariff refunds, and performance partially offset by lower volumes, approximately 5% inflation, and product mix. Gross margin was 41.6% in the three months ended June 30, 2026 and 38.7% in the prior year period.
SG&A for the three months ended June 30, 2026 was $23.5 million as compared with $23.3 million in the prior year period, an increase of $0.2 million or 0.9%, primarily as a result of inflation of approximately 4%, higher personnel costs and unfavorable foreign currency impact. These increases were mostly offset by lower third-party fees. SG&A as a percentage of net sales was 10.9% and 10.8% in the three months ended June 30, 2026 and 2025, respectively.

Water Management Solutions
Net sales for the three months ended June 30, 2026 were $180.6 million as compared with $163.7 million in the prior year period, an increase of $16.9 million or 10.3%, primarily as a result of increased volumes and higher pricing across most product lines.
Gross profit for the three months ended June 30, 2026 was $66.3 million as compared with $61.9 million in the prior year period, an increase of $4.4 million or 7.1%. The increase was primarily a result of higher pricing across most product lines, increased volumes, and non-recurring tariff refunds, which were partially offset by performance, $3.1 million of portfolio optimization costs, and approximately 3% inflation. Gross margin was 36.7% in the three months ended June 30, 2026 as compared with 37.8% in the prior year period.
SG&A for the three months ended June 30, 2026 was $23.8 million as compared with $31.6 million in the prior year period, a decrease of $7.8 million or 24.7%, primarily due to lower unfavorable impact of foreign currency exchange, third-party fees and incentive-based compensation partially offset by approximately 2% inflation. SG&A as a percentage of net sales was 13.2% and 19.3% in the three month periods ended June 30, 2026 and 2025, respectively.
Corporate
SG&A for the three months ended June 30, 2026 was $16.7 million as compared with $16.1 million in the prior year period, an increase of $0.6 million or 3.7% primarily a result of higher third-party fees and approximately 3% inflation mostly offset by lower unfavorable impact of foreign currency exchange.

Nine months ended June 30, 2026 Compared to Nine months ended June 30, 2025

	Nine months ended June 30, 2026
	Water Flow Solutions	Water Management Solutions	Corporate	Total

	(in millions)
Net sales	$606.6	$491.9	$—	$1,098.5
Gross profit	247.4	172.7	—	420.1
Operating expenses:
Selling, general and administrative	66.8	70.2	46.5	183.5
Strategic reorganization and other charges	—	6.8	12.1	18.9
Total operating expenses	66.8	77.0	58.6	202.4
Operating income (loss)	$180.6	$95.7	$(58.6)	217.7
Non-operating expenses:
Pension expense other than service				0.1
Interest expense, net				3.3
Income before income taxes				214.3
Income tax expense				44.7
Net income				$169.6

	Nine months ended June 30, 2025
	Water Flow Solutions	Water Management Solutions	Corporate	Total

	(in millions)
Net sales	$607.4	$441.5	$—	$1,048.9
Gross profit	215.9	160.8	—	376.7
Operating expenses:
Selling, general and administrative	65.0	71.5	44.1	180.6
Strategic reorganization and other charges	1.0	0.6	3.5	5.1
Total operating expenses	66.0	72.1	47.6	185.7
Operating income (loss)	$149.9	$88.7	$(47.6)	191.0
Non-operating expenses:
Pension benefit other than service				(0.1)
Interest expense, net				5.6
Income before income taxes				185.5
Income tax expense				46.4
Net income				$139.1

Consolidated Analysis
Net sales for the nine months ended June 30, 2026 were $1,098.5 million as compared with $1,048.9 million in the prior year period, an increase of $49.6 million or 4.7%, primarily as a result of higher pricing across most product lines slightly offset by lower volumes.
Gross profit for the nine months ended June 30, 2026 was $420.1 million as compared with $376.7 million in the prior year period, an increase of $43.4 million or 11.5%. Gross margin was 38.2% in the nine months ended June 30, 2026 as compared with 35.9% in the prior year period. Gross margin increased 230 basis points primarily as a result of higher pricing across most product lines, performance largely driven by the legacy brass foundry closure in Decatur, Illinois, as well as the favorable comparison to a $4.1 million write-down of inventory and other assets associated with our legacy brass foundry recorded in the prior year period. Gross margin was negatively impacted by approximately 4% inflation, increased tariffs, net of non-recurring tariff refunds, and $3.1 million of portfolio optimization costs in the current period.
SG&A for the nine months ended June 30, 2026 was $183.5 million as compared with $180.6 million in the prior year period, an increase of $2.9 million or 1.6%, primarily due to approximately 3% inflation and higher personnel costs partially offset by lower incentive-based compensation and reduced unfavorable foreign currency exchange impact. SG&A as a percentage of net sales was 16.7% and 17.2% for the nine months ended June 30, 2026 and June 30, 2025, respectively.
Strategic reorganization and other charges for the nine months ended June 30, 2026 were $18.9 million and consisted of certain transaction-related expenses, expenses associated with our leadership transition, non-cash asset impairment expenses in our Water Management Solutions segment, and severance. Strategic reorganization and other charges for the nine months ended June 30, 2025 were $5.1 million and consisted of expenses associated with our leadership transition, non-cash asset impairment expenses in our Water Flow Solutions segment, and certain transaction-related expenses.
Net interest expense for the nine months ended June 30, 2026 was $3.3 million as compared with $5.6 million in the prior year period, a decrease of $2.3 million or 41.1%, primarily due to higher interest income. The components of net interest expense are as shown below:

	Nine months ended
	June 30,
	2026	2025

	(in millions)
4.0% Senior Notes	$13.5	$13.5
Deferred financing costs amortization	0.8	0.7
ABL Agreement	0.6	0.6
Capitalized interest	(0.9)	(0.3)
Other interest expense	0.6	0.4
Total interest expense	14.6	14.9
Interest income	(11.3)	(9.3)
Interest expense, net	$3.3	$5.6

Income tax expense for the nine months ended June 30, 2026 was $44.7 million as compared with $46.4 million in the prior year period, a decrease of $1.7 million or 3.7%, primarily attributable to a tax benefit resulting from the recognition of a loss on a foreign subsidiary investment, partially offset by higher pre-tax income and a valuation allowance on foreign pre-tax earnings. The effective tax rate for the nine months ended June 30, 2026 was 20.9% as compared with 25.0% in the prior year. The effective tax rate decreased primarily due to a tax benefit from the recognition of a loss on a foreign subsidiary investment.
Segment Analysis
Water Flow Solutions
Net sales for the nine months ended June 30, 2026 were $606.6 million as compared with $607.4 million in the prior year period, a decrease of $0.8 million or 0.1%, primarily as a result of lower volumes mostly offset by higher pricing across most product lines.
Gross profit for the nine months ended June 30, 2026 was $247.4 million as compared with $215.9 million in the prior year period, an increase of $31.5 million or 14.6%. This increase was primarily a result of higher pricing across most product lines and performance, partially offset by lower volumes, approximately 5% inflation and product mix. Gross margin was 40.8% in the nine months ended June 30, 2026 and 35.5% in the prior year period.
SG&A for the nine months ended June 30, 2026 was $66.8 million as compared with $65.0 million in the prior year period, an increase of $1.8 million or 2.8%, primarily as a result of inflation of approximately 3%, higher personnel related expenses, and unfavorable foreign currency impact. SG&A as a percentage of net sales was 11.0% and 10.7% in the nine months ended June 30, 2026 and 2025, respectively.

Water Management Solutions
Net sales for the nine months ended June 30, 2026 were $491.9 million as compared with $441.5 million in the prior year period, an increase of $50.4 million or 11.4%, primarily as a result of higher volumes and higher pricing across most product lines.
Gross profit for the nine months ended June 30, 2026 was $172.7 million as compared with $160.8 million in the prior year period, an increase of $11.9 million or 7.4%. The increase was primarily driven by higher pricing across most product lines, increased volumes, and product mix. Gross margin was negatively impacted by performance, increased tariffs, net of non-recurring tariff refunds, approximately 3% inflation and $3.1 million of portfolio optimization costs. Gross margin was 35.1% in the nine months ended June 30, 2026 as compared with 36.4% in the prior year period.
SG&A for the nine months ended June 30, 2026 was $70.2 million as compared with $71.5 million in the prior year period, a decrease of $1.3 million or 1.8%, primarily due to reduced incentive-based compensation and lower unfavorable impact of foreign currency exchange, partially offset by approximately 3% inflation and higher personnel costs. SG&A as a percentage of net sales was 14.3% and 16.2% in the nine months ended June 30, 2026 and 2025, respectively.
Corporate
SG&A for the nine months ended June 30, 2026 was $46.5 million as compared with $44.1 million in the prior year period, an increase of $2.4 million or 5.4%. The increase was primarily driven by inflation of approximately 3%, higher personnel-related expenses and third-party fees partially offset by lower unfavorable impact of foreign currency exchange.
Liquidity and Capital Resources
We had cash and cash equivalents on hand of $495.3 million as of June 30, 2026 and $163.7 million of additional borrowing capacity under our asset-based lending arrangement (the “ABL”). As of June 30, 2026, cash and cash equivalents included $98.2 million, $9.4 million, and $9.0 million in Israel, Canada, and China, respectively.
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
We believe that cash on hand, cash expected to be generated from operations, and the availability of borrowings under our ABL will be sufficient to fund our working capital requirements, liquidity obligations, anticipated capital expenditures, income tax payments, and payments due under our existing debt for the next 12 months and thereafter. However, our ability to make these payments will depend largely on our future operating performance, which may be affected by general economic, financial, competitive, legislative, regulatory, business, and other factors beyond our control. Depending on our liquidity levels, conditions in the capital markets, and other factors, we may from time to time consider the prepayment, refinancing or issuance of debt, issuance of equity or other securities, the proceeds of which could provide additional liquidity for our operations, as well as modifications to our debt structure or business acquisitions.
Share Repurchase Program
Our stock repurchase program allows us to repurchase up to $250.0 million of our common stock. The program does not commit us to any particular timing or quantity of purchases, and we may suspend or discontinue the program at any time. We repurchased $15.5 million of our outstanding common stock during the nine months ended June 30, 2026 under our publicly announced share repurchase program, and as of June 30, 2026, we had $49.5 million remaining under our share repurchase authorization. During the nine months ended June 30, 2025, we repurchased $15.0 million of our outstanding common stock.

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
Borrowings under the ABL bear interest at a floating rate equal to Secured Overnight Financing Rate (“SOFR”) plus an adjustment of 10 basis points and an applicable margin range of 150 to 175 basis points, or a base rate (as defined in the ABL) plus an applicable margin range of 50 to 75 basis points. As of June 30, 2026, the applicable margin was 150 basis points for SOFR-based loans and 50 basis points for base rate loans.
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
The ABL includes a commitment fee for any unused borrowing capacity of 37.5 basis points per annum when the unused capacity is above 50% of the credit commitments, with a step down to 25.0 basis points per annum when unused capacity is less than or equal to 50% of the credit commitments. As of June 30, 2026, the commitment fee was 37.5 basis points.
Borrowings are not subject to any financial maintenance covenants unless excess availability is less than the greater of $17.5 million and 10% of the Loan Cap as defined in the ABL. Excess availability based on June 30, 2026 data was $163.7 million, as reduced by $11.1 million of outstanding letters of credit and $0.2 million of accrued fees and expenses.
We were in compliance with all required covenants under the ABL as of June 30, 2026.
4.0% Senior Unsecured Notes
On May 28, 2021, we privately issued $450.0 million of 4.0% Unsecured Senior Notes (the “4.0% Senior Notes”) which mature on June 15, 2029, and bear interest at 4.0%, paid semi-annually in June and December. We capitalized $5.5 million of financing costs, which are being amortized over the term of the 4.0% Senior Notes using the effective interest method. Proceeds from the 4.0% Senior Notes, along with cash on hand, were used to redeem our previously existing notes. Substantially all of our U.S. subsidiaries guarantee the 4.0% Senior Notes, which are subordinate to borrowings under our ABL. Based on quoted market prices, the outstanding 4.0% Senior Notes had a fair value of $436.1 million as of June 30, 2026.
An indenture governing the 4.0% Senior Notes (“Indenture”) contains customary covenants and events of default, including covenants that limit our ability to incur certain debt and liens. We were in compliance with all required covenants under the Indenture as of June 30, 2026. There are no financial maintenance covenants associated with the Indenture.
We may redeem some or all of the 4.0% Senior Notes at any time after June 15, 2024, at specified redemption prices. Upon a Change of Control (as defined in the Indenture), we could be required to offer to purchase the 4.0% Senior Notes at a price equal to 101% of the outstanding principal amount if there is a Ratings Decline (as defined in the Indenture).

Cash Flows
The table below summarizes net cash flows provided by (used in) operating activities, investing activities, and financing activities:

	Nine months ended
	June 30,
	2026	2025
	(in millions)
Net cash flows provided by operating activities	$154.2	$135.8
Net cash flows used in investing activities	(42.4)	(32.7)
Net cash flows used in financing activities	$(51.5)	$(47.2)
Net Cash Flows Provided by Operating Activities
Cash flows provided by operating activities increased $18.4 million to $154.2 million during the nine months ended June 30, 2026 compared with $135.8 million in the prior year period. This was driven by higher non-cash adjustments of $40.5 million and an increase in net income of $30.5 million, partially offset by a $52.6 million change in working capital and other assets and liabilities.
Net Cash Flows Used in Investing Activities
Cash flows used in investing activities increased $9.7 million to $42.4 million during the nine months ended June 30, 2026 compared with $32.7 million in the prior year period. Capital expenditures were $43.6 million in the nine months ended June 30, 2026 as compared with $32.8 million in the prior year period. Capital expenditures increased primarily as a result of higher expenditures associated with our iron foundries as compared with the prior year period.
Net Cash Flows Used in Financing Activities
Cash flows used in financing activities increased $4.3 million to $51.5 million during the nine months ended June 30, 2026 as compared with $47.2 million in the prior year period. This was driven primarily by $2.4 million in less cash provided by common stock issuances, an increase of $1.4 million in dividends paid to shareholders, and an increase of $0.5 million in repurchases of common stock under the share repurchase program.
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
Material Cash Requirements
We enter into a variety of contractual obligations as part of our normal operations in addition to capital expenditures. As of June 30, 2026, we had (i) debt obligations related to our $450.0 million 4.0% Senior Notes which mature in 2029 and include annual cash interest payments of $18.0 million in 2026 through 2029; (ii) cumulative cash obligations of $40.1 million for operating leases through 2037 and $5.4 million for finance leases through 2031; and (iii) purchase obligations for raw materials and other purchased parts of approximately $108.1 million which we expect to incur during the next 12 months and $2.2 million beyond June 30, 2027. Additionally, we expect to invest to strengthen our information technology systems, cybersecurity training, policies, programs, response plans and other similar measures. We expect to fund these cash requirements from cash on hand and cash generated from operations.
For the fiscal year 2026, our capital expenditures are expected to be between $60.0 million and $65.0 million. We intend to increase capital investments in our facilities to expand production capacity and enhance operational capabilities, including investment in our two iron foundries.
We declared a quarterly dividend of $0.070 per share on July 28, 2026, payable on or about August 20, 2026 to stockholders of record as of August 10, 2026, which will result in an estimated $10.9 million cash outlay.
Off-Balance Sheet Arrangements
We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose” entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, as of June 30, 2026, we did not have any undisclosed borrowings, debt, derivative contracts, or synthetic leases. Therefore, we were not exposed to any financing, liquidity, market, or credit risk that could have arisen had we engaged in such relationships.
Seasonality
Parts of our business depend upon construction activity, which is seasonal in many areas due to the impact of cold weather conditions on construction activity. Net sales and operating income have historically been lowest in our first and second quarters ending December 31 and March 31, respectively, when the northern U.S. and most of Canada generally face weather conditions that restrict significant construction activity. Therefore, the results of operations for the three and nine months ended June 30, 2026 are not necessarily indicative of operating results that may be achieved for any other interim period or the full year.
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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the information called for by this item since the disclosure in Part II, Item 7A of our 2025 Annual Report on Form 10-K.

Item 4.    CONTROLS AND PROCEDURES
There have been no changes in our internal control over financial reporting which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended June 30, 2026.
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
The Company is subject to significant tariffs and trade restrictions imposed by the U.S. on foreign imports, including on specific commodities used in our operations, such as steel, aluminum, and copper, as well as retaliatory measures by impacted foreign countries. In 2025, the U.S. government increased tariffs on imported steel and aluminum from 25% to 50% under Section 232 of the Trade Expansion Act (“Section 232”). The Section 232 tariff increase has resulted in material, upward pressure on certain purchased components and raw material costs, particularly with respect to Repair products imported to the U.S. that are produced by our Krausz business. While we have taken, and intend to continue to take, actions to mitigate these cost increases, including pricing actions and supplier diversification, there can be no assurance that such measures will be sufficient to offset the impact of current or future tariffs on our business, financial condition, or results of operations. If further tariffs are imposed on a broader range of imports, or if further retaliatory trade measures are taken by China or other countries in response to additional tariffs, we may be required to raise our prices or incur additional expenses, which may result in the loss of customers and harm our operating performance, sales, and earnings.
Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents the number and average price of shares purchased in each fiscal month of the third quarter of fiscal 2026:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)(2)	Maximum dollar value of shares that may yet be purchased under the plans or programs (in millions)
April 1-30, 2026	—	$—	—	$59.5
May 1-31, 2026	387,813	25.77	387,813	49.5
June 1-30, 2026	—	—	—	$49.5
Total	387,813	$25.77	387,813

(1)In 2015, we announced the authorization of a stock repurchase program for up to $50.0 million of our common stock. In 2017, we announced an increase to the authorized amount of this program to $250.0 million. The program does not commit us to a particular timing or quantity of purchases, and we may suspend or discontinue the program at any time.
(2)During the three months ended June 30, 2026, we repurchased 387,813 shares of our common stock pursuant to our share repurchase authorization, and we had $49.5 million remaining under this authorization as of June 30, 2026.

Item 5.     OTHER INFORMATION
(c) Our Section 16 officers and directors, as defined in Rule 16a-1(f) of the Exchange Act, may from time to time enter into plans for the purchase or sale of our common stock that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act. During the quarter ended June 30, 2026, the following officers or directors adopted a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act):
Mr. Paul McAndrew, the Company’s Chief Executive Officer, adopted a written trading plan on May 11, 2026. The trading plan begins on August 10, 2026, and ends on June 1, 2027. The trading plan is intended to satisfy the affirmative defense conditions of the Exchange Act Rule 10b5-1(c) and permits Mr. McAndrew to sell up to 40,000 shares of the Company, subject to certain conditions.
Dr. Christine Ortiz, a Member of the Board of Directors, adopted a written trading plan on June 1, 2026. The trading plan begins on August 31, 2026 and ends on February 26, 2027. The trading plan is intended to satisfy the affirmative defense conditions of the Exchange Act Rule 10b5-1(c) and permits Dr. Ortiz to sell up to 15,548 shares of the Company, subject to certain conditions.
These trading plans were adopted during an open trading window.
No other Section 16 officer or director, as defined in Rule 16a-1(f), adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, during the three months ended June 30, 2026.
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
101*
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in XBRL (Extensible Business Reporting Language), (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Stockholders' Equity, (v) the Unaudited Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*     Filed or furnished with this quarterly report
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MUELLER WATER PRODUCTS, INC.
Date:	August 6, 2026	By:	/s/ Richelle R. Feyerherm
Richelle R. Feyerherm
Chief Accounting Officer